Form 10-K
period 2005-12-31
Global Cash Access Holdings, Inc.
filed 2006-03-23
CIK 1318568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32622

GLOBAL CASH ACCESS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-0723270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3525 East Post Road, Suite 120, Las Vegas, Nevada 89120
(Address of principal executive offices including Zip code)

(800) 833-7110
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

     As of June 30, 2005, the aggregate market value of the registrant’s common stock (on an as-converted basis) held by non-affiliates was approximately $68.7 million.

     There were 82,176,190 shares of the registrant’s common stock issued and outstanding as of the close of business on March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be held on April 27, 2006 are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

GLOBAL CASH ACCESS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2005

PART I

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Annual Report on Form 10-K other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following matters: in Item 1, (1) our efforts to obtain card association acceptance of biometric facial recognition as an approved transaction completion protocol to enable the completion of credit card cash advance and POS debit card transactions at our ACMs without the assistance of a cashier and the potential of such ACM’s to reduce transaction times, to improve the customer’s experience or to reduce a gaming establishments labor costs; (2) our belief that gaming establishments will find our patron marketing services increasingly helpful as they try to attract new patrons and to retain valued patrons; (3) the trend towards cashless gaming and our efforts to obtain regulatory approval for our TODD and EDITH products; (4) our belief that our ability to introduce and respond to technological innovation in the gaming industry will be an increasingly important qualification for the future success of any provider of cash access services; (5) our belief that almost all gaming establishments outsource their cash access service to third-party providers; (6) the expansion of our business or our development and introduction of new cash access products or services; in Item 2, (7) our belief that our facilities are adequate for our business as presently conducted; in Item 5, (8) statements regarding our anticipation that we will not declare or pay cash dividends in the foreseeable future; in Item 6, (9) statements regarding our recognition and enjoyment of a net tax asset in connection with our conversion to a taxable corporate entity and the pro forma effect of such asset; in Item 7, (10) statements regarding the pro forma effect and the magnitude of our tax asset; (11) our expectation that the trend of an increase in the average amount disbursed per cash advance transaction will continue; (12) our expectation that the trend of the number of transactions completed at our ATM machines will increase will continue; (13) our expectation that commissions will increase as a percentage of revenue as new contracts are signed or existing contracts are renewed; (14) our expectation that check services revenue will grow as we expand upon our Central Credit Check Warranty product; (15) our expectation that check services revenue for 2007 and beyond will decline as patrons increasingly use ATM, POS debit cards and credit cards to access funds; (16) our expectation that commissions and interchange will continue to increase; (17) our expectation that in 2006 cost of revenues (exclusive of depreciation and amortization) will increase at a rate faster than revenues; (18) our expectation that gross profit (exclusive of depreciation and amortization) will increase in 2006; (19) our expectation that operating expenses will increase in 2006 at a rate of growth lower than the rate of growth in cost of revenues (exclusive of depreciation and amortization); (20) our expectation that the deferred tax asset will be amortized over the 15 year period ending in May 2019; (21) our expectation that in 2006 the provision for income tax expense will be approximately 36% of income before income tax benefit (provision) and minority ownership loss; (22) our expectation that the Applicable Margin will be reduced as of April 1, 2006; (23) our belief that borrowings available under our senior secured credit facilities together with our anticipated operating cash flows will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on our debt through the next 12 months and the foreseeable future; (24) our belief that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations; and in Item 10, and (25) our expectation that we will continue to pay interest based upon LIBOR of various maturities (26) statements regarding our intention to make public disclosure of any amendments to or waivers from our Code of Conduct by posting the relevant material on our website.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected or assumed in such forward-looking statements, including, without limitation, (1) card association resistance to accepting new technologies, the failure of biometric facial recognition to accurately identify patrons, patron unfamiliarity with ACMs or patron preferences to complete transactions in person at a cashier; (2) gaming establishments finding our patron marketing services as unnecessary, costly or less desirable than alternative methods of attracting new patrons and retaining valued patrons; (3) regulatory or social responsibility resistance to cashless gaming or unduly burdensome obstacles to obtaining regulatory approval for our TODD and EDITH products; (4) competitive pressures such as pricing, availability or breadth of offerings causing technological innovation to become a decreasingly important qualification for the future success of any provider of cash access services; (5) gaming establishments replacing their outsourced cash access services with in-house cash access services to generate additional revenue, exert greater control over their operations or increase their autonomy; (6) technical, regulatory, operational or resource limitations on our ability to expand our business or develop and introduce new cash access products or services; (7) unanticipated damage to our facilities or expansion of our headcount beyond the capacity of our existing facilities; (8) an unanticipated accumulation of cash or stockholder pressure to declare or pay cash dividends; (9) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (10) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (11) a change in patron behavior that results in smaller but more frequent cash advance transactions; (12) an increase in the availability and usage of competitive ATM machines nearby gaming establishments that displaces use of our ATM machines; (13) our ability to offer gaming establishments other incentives to enter into new contracts or renew existing contracts without increasing commission rates; (14) a reduction in the prevalence of checks as a method of payment by consumers generally and a reduction in the number of patrons who carry checks; (15) regulatory or competitive pressures that result in reduced usage of ATM, POS debit cards and credit card and increased usage of checks; (16) our inability to control interchange rates and our ability to offer gaming establishments incentives other than increased commission rates; (17) unanticipated cost savings or larger than anticipated revenue increases due to market expansion, competitive success or otherwise; (18) pricing pressures or market saturation that impede revenue growth and our limited ability to control costs; (19) unanticipated increases in operating expenses as a result of litigation, changes in labor rates or otherwise; (20) changes to tax laws or changes in our tax position, as a result of an audit or otherwise; (21) unanticipated changes to applicable tax rates; (22) our failure to achieve desired rating agency ratings or satisfy financial covenants necessary to reduce the Applicable Margin; (23) unanticipated needs for working capital and capital expenditures, our failure to satisfy conditions precedent to our ability to borrower under our senior secured credit facilities or an unanticipated reduction in cash flow from operations as a result of competitive pressures or otherwise; (24) the unanticipated loss of or damage to our equipment or the need to replace our equipment as a result of unanticipated obsolescence, regulatory changes or otherwise; (25) unanticipated interest as a result of interest based upon rates other than LIBOR; and (26) a change in our disclosure policy relating to amendments to or waivers of our Code of Conduct to utilize an alternative method of disclosure that is permitted under applicable law. Additional factors that could cause actual results to differ materially are included under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in our Reports on Form 10-Q.

ITEM 1.	BUSINESS

Global Cash Access Holdings, Inc. is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. Global Cash Access, Inc. directly or indirectly owns all of the assets and either all or a majority of the equity interests of the subsidiaries which operate our business. Unless otherwise indicated, the terms “Global Cash Access,” “we,” “us,” “our,” “the Company,” “our company” and “our business” refer to Global Cash Access Holdings, Inc. together with its consolidated subsidiaries.

Overview

We are a provider of cash access products and related services to the gaming industry in the United States, the United Kingdom, Canada, the Caribbean, Switzerland and Belgium. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including Automated Teller Machine (“ATM”) cash withdrawals, credit card cash advances, point-of-sale, or POS, debit card transactions, check verification and warranty services and money transfers. In addition, we provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments.

We provide cash access products and related services at approximately 985 gaming establishments worldwide. In general, our contracts with gaming establishments are exclusive, range in duration from three to five years and are global in that they govern all of an operator’s gaming establishments wherever they are located around the world.

In 2005, we processed over 72.7 million transactions which resulted in approximately $15.7 billion in cash being disbursed to gaming patrons. For the year ended December 31, 2005, we generated revenues and operating income of $454.1 million and $82.3 million, respectively.

We began our operations in July 1998 as a joint venture limited liability company among M&C International and entities affiliated with Bank of America and First Data Corporation. In September 2000, Bank of America sold its entire ownership interest in us to M&C International and First Data Corporation. In March 2004, all of our outstanding capital stock was contributed to a holding company and all of First Data Corporation’s interest in us was redeemed. Simultaneously, Bank of America reacquired an ownership interest in us. In May 2004, M&C International sold a portion of its ownership interest to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a corporation.

Our principal executive offices are located at 3525 East Post Road, Suite 120, Las Vegas, Nevada 89120. Our telephone number is (800) 833-7110. Our web site address is www.globalcashaccess.com. The information on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

Our Business

Our cash access products and services enable three primary types of electronic payment transactions: ATM cash withdrawals, credit card cash advances and POS debit card transactions. As of December 31, 2005, patrons could complete any of these three transactions at any one of 896 Casino Cash Plus 3-in-1 ATM machines, 297 Automated Cashier Machines (“ACMs”) or 75 3-in-1 Enabled QuickJack Plus devices. We own nearly all of these devices. In addition, patrons can complete credit card cash advances and POS debit card transactions at any one of the approximately 3,000 QuikCash kiosks, all of which we own. We also provide check verification and warranty services to gaming establishments that cash patron checks.

ATM Cash Withdrawals

ATM cash withdrawal transactions represent the largest category of electronic payment transactions that we process, as measured by dollar and transaction volume. In an ATM cash withdrawal, a patron directly withdraws funds from his or her bank account by swiping an ATM card through either our Casino Cash Plus 3-in-1 ATM or ACMs. Our processor then routes the transaction request through an electronic funds transfer, or EFT, network to the patron’s bank. Depending upon a number of factors, including the patron’s account balance and daily withdrawal limit (which is usually $300 to $500 during a 24-hour period and is determined by the patron’s bank), the bank will either decline or authorize the transaction. If the transaction is authorized, then the ATM or ACM machine dispenses the cash to the customer. The patron’s bank account is debited by the amount of cash disbursed plus a surcharge that we assess the patron for the use of our machine, which is currently a fixed dollar amount and not a percentage of the transaction size. In most circumstances we share a portion of this surcharge with our gaming establishment customer for the right to operate on its premises. We also receive a fee we refer to as reverse interchange from the patron’s bank for accommodating the bank’s customer.

Credit Card Cash Advances and POS Debit Card Transactions

Patrons can also obtain credit card cash advances and POS debit card transactions using our Casino Cash Plus 3-in-1 ATMs or ACM machines as well as at our QuikCash kiosks. A patron’s credit card cash advance limit is set by the card issuing bank based on the patron’s credit profile. These limits vary significantly and can be larger or smaller than the POS debit limit. A credit card cash advance transaction obligates the patron to repay the issuing bank over time on terms that are preset by the cardholder agreement. A patron’s POS debit card allows him or her to make cash withdrawals at the point of sale in an amount equal to the lesser of the amount of funds in his or her account or a daily limit that is generally five to ten times as large as the patron’s daily ATM limit. A POS debit card transaction immediately reduces the balance in the patron’s account.

When a patron requests a credit card cash advance or POS debit card transaction, our processor routes the transaction request through one of the card association (e.g., VISA or MasterCard) or EFT networks (e.g., Star, Interlink or Maestro) to the issuing bank. Depending upon several factors such as the available credit or bank account balance, the transaction is either authorized or declined by the issuing bank, and, if authorized, the patron’s bank account is debited or their credit balance is increased by an amount equal to the funds requested plus a service fee that we charge the patron, which is a percentage of the transaction size. If the transaction is authorized, our machines inform the patron that the transaction has been approved. If the transaction involves one of the card associations that has permitted us to complete transactions at an ACM, cash is dispensed. Otherwise, our machines instruct the patron to proceed to the casino cashier to complete the transaction, because credit card cash advances and POS debit card transactions involving other card associations must currently be completed in face-to-face environments and a unique signature must be received in order to comply with rules of those card associations. Once at the cashier, the patron acknowledges payment of the fee and authorizes the transaction by signing a check made payable to the casino in an amount equal to the face amount and receives the face amount in cash. We remit the face amount to our money order provider and retain the fee. The gaming establishment deposits the money order in its own bank, and after a period of two to three days, the money order is presented to our money order provider for payment. As in the case of ATM withdrawals, we pay the gaming establishment a portion of the service fee as a commission for the right to operate on their premises, although this payment as percentage of the fee is generally smaller for credit card cash advances and POS debit card transactions than for ATM withdrawals. In addition, we are obligated to pay interchange fees to the issuing bank and processing costs related to the electronic payment transaction.

Check Verification and Warranty Services

Although the usage of checks relative to other forms of payment is declining, a significant number of patrons still cash checks at gaming establishments to fund their gaming play. When a patron presents a check at the cashier, the gaming establishment can accept or deny the transaction based on its own customer information and at its own risk; it can obtain third-party verification information about the check writer and the check to manage its risk; or it can obtain a warranty on payment of the check which entitles the gaming establishment to reimbursement of the full face amount of the check if it is dishonored.

There are a number of check verification services. One such service is our Central Credit database, which is used primarily by gaming establishments to make credit issuing decisions, also has information on the check cashing history of many patrons. In general, we do not charge separately for this service on a per transaction basis, but rather charge a fixed monthly subscription fee.

If a gaming establishment chooses to have a check warranted, it sends a request to a check warranty service provider, asking whether it will warrant the check. If the check warranty service provider warrants payment on the check, the gaming establishment is obligated to pay a fee for that service. The gaming establishment then pays the patron the face amount and deposits the check. If the check is dishonored by the patron’s bank, the gaming establishment invokes the warranty, and the check warranty service provider purchases the check from the gaming establishment for the face amount and then pursues collection activities on its own.

TeleCheck is currently our primary check warranty service provider. Under our agreement with TeleCheck, we receive all of TeleCheck’s check warranty revenue, less operating expenses and warranty expenses. Operating expenses are fixed at a percentage of TeleCheck’s check warranty revenues. Warranty expenses are defined as any amounts paid by TeleCheck to gaming establishments to purchase dishonored checks. Our agreement further provides that TeleCheck will pay us the actual collections realized within 120 days after a check is purchased, subject to the obligation to pay us a guaranteed minimum amount of dishonored checks. As described in more detail below, we have developed our own Central Credit check warranty service as an alternative to TeleCheck’s check warranty service.

Central Credit

In addition to the three primary types of electronic payment transactions described above, a small number of gaming establishment patrons can access funds through credit extended by gaming establishments. Central Credit is the leading gaming patron credit bureau, and it allows gaming establishments to improve their credit-making decisions. Our Central Credit database contains decades of gaming patron credit history and transaction data on millions of gaming patrons. Our gaming credit reports are comprised of information recorded from patron experiences at hundreds of gaming establishments. We provide such information to gaming establishments, who use that data, among other things, to determine if or how much credit they will grant credit to a patron. At a gaming establishment’s request, we can augment the information provided in our gaming credit reports with traditional credit reports or bank ratings through our relationships with consumer credit bureaus and bank reporting agencies. We charge our customers for Central Credit services on a monthly basis for either unlimited usage or a per transaction fee.

Other

We also market money transfer services that allow patrons to receive money transfers at gaming establishments and provide information services that automate cashier operations and enhance patron marketing activities.

Our Products and Services

Our customer solutions consist of cash access products and services, information services and cashless gaming products.

Cash Access Products and Services	Information Services	Cashless Gaming Products

• Casino Cash Plus 3-in-1 ATM	• Central Credit	• TODD
• QuikCash	• QuikCash Plus Web	• EDITH
• Automated Cashier Machine	• QuikReports	• 3-in-1 Enabled QuickJack Plus
• Check verification and warranty	• QuikMarketing
• QuikCredit
• Money transfers

Cash Access Products and Services

We provide gaming establishments with the ability to enable their patrons to access cash through a variety of products and services.

Casino Cash Plus 3-in-1 ATM is an unmanned, cash-dispensing machine that offers patrons a quick way to access cash through ATM cash withdrawals, POS debit card transactions and credit card cash advances using our patented “3-in-1 rollover” functionality. Statistics show that approximately 30% of standard ATM transactions taking place in gaming properties are denied because of bad Personal Identification Numbers (PIN), exceeded limits, insufficient funds, and other miscellaneous reasons. Our patented “3-in-1 rollover” functionality allows a gaming patron to easily convert an unsuccessful ATM cash withdrawal into a POS debit card transaction or a credit card cash advance. When a patron is denied a standard ATM transaction, our “3-in-1 rollover” functionality automatically provides the option of obtaining funds via a POS debit card transaction or a credit card cash advance. For authorized ATM transactions, the Casino Cash Plus 3-in-1 ATM dispenses cash to the patron. For successful POS debit card transactions and credit card cash advances, once the transaction is authorized, the Casino Cash Plus 3-in-1 ATM instructs the patron to proceed to the cashier who completes the transaction by verifying the patron’s identity, completing the money order in accordance with the rules of major card associations, and dispensing cash to the patron. By providing gaming patrons seamless access to three different transaction types, our “3-in-1 rollover” functionality provides casino patrons ease of access to their money and makes cash available to patrons for gaming within the gaming establishment. In addition to our own ATM machines, we have a strategic alliance with Hibernia National Bank pursuant to which we have incorporated our “3-in-1 rollover” functionality into Hibernia National Bank ATMs that are located in gaming establishments. As of December 31, 2005 we had incorporated our “3-in-1 rollover” functionality into 36 Hibernia National Bank ATMs that are located in gaming establishments.

QuikCash is the brand name of our stand-alone, non-ATM cash advance kiosks for the gaming industry. Our QuikCash kiosks are customer-activated, touch screen terminals that provide patrons with access to credit card cash advances and POS debit card transactions. Available in countertop, wall-mount, free-standing and handheld models, our QuikCash terminals can be installed or used virtually anywhere in a gaming establishment. For successful advances, once the transaction is authorized, the patron is instructed to proceed to the cashier who completes the transaction by verifying the patron’s identity, completing the money order in accordance with the rules of major card associations, and dispensing cash to the patron. Our terminals provide gaming patrons with fast, reliable, and easily accessible sources of cash close to the areas within the gaming establishment where gaming activity is conducted.

Automated Cashier Machine (ACM) is an unmanned, cash-dispensing “virtual cashier” which was designed to provide casino patrons with credit card cash advances, POS debit card transactions and ATM cash withdrawals as well as check cashing services without the need to visit the cashier after the initial “registration transaction.” Our ACM devices provide gaming patrons the same seamless cash access features as our Casino Cash Plus 3-in-1 ATMs while allowing gaming establishments to reduce the dependency on casino personnel to complete transactions. After an initial face-to-face enrollment transaction performed with the assistance of a gaming establishment’s cashier, our ACMs use biometric facial recognition technology, as a surrogate for face-to-face interaction with the cashier, to verify the patron’s identity. By eliminating the cashier interaction requirement, our ACMs have the potential to reduce transaction times, to improve the customer experience and to reduce a gaming establishment’s cashier labor costs. ATM transactions, check cashing transactions and credit card cash advance and POS debit card transactions involving one of the major card associations can be completed at the ACM without the assistance of a cashier so long as we assume chargeback liability for any transaction in which we do not obtain a contemporaneous cardholder signature, which may result in increased chargeback liability. The use of biometric facial recognition is not an accepted surrogate for face-to-face interaction by other major card associations. We have been actively working with the card associations to achieve broader acceptance of biometric facial recognition as an approved transaction completion protocol. Some of our largest and most sophisticated customers have migrated to the ACM as the standard cash access platform in their gaming establishments.

Check verification and warranty services allow gaming establishments to manage or eliminate risk on patron checks that they cash. A gaming establishment can query our Central Credit database to review the check cashing history of a casino patron before deciding whether to cash the patron’s check. If the gaming establishment wants additional protection against loss, it can seek a warranty on payment of the check. We have an exclusive relationship with TeleCheck to market its check warranty services to gaming establishments. As an alternative to TeleCheck’s check warranty service, we have developed our own Central Credit check warranty service that is based upon our Central Credit database, our proprietary patron transaction database, third-party risk analytics and actuarial assumptions.

QuikCredit is a service through which we provide lines of credit to patrons in gaming establishments that choose not to offer in-house credit. Our QuikCredit service allows a gaming establishment to increase the amount of cash available within the gaming establishment without incurring credit risk. To use QuikCredit, a gaming patron deposits a check payable to us with the gaming establishment. The patron’s check is deposited under deferred presentment terms, meaning the check will not be presented for payment for a specified period of time. A gaming establishment using QuikCredit then seeks an authorization from us. We currently query both our Central Credit database and the TeleCheck database to assess the patron’s credit risk. If the check and check writer satisfy risk criteria and underwriting guidelines, we issue an authorization to the gaming establishment to endorse the check over to the gaming establishment and to dispense the patron’s funds. If any authorized check is subsequently dishonored, we purchase the check from the gaming establishment for its face amount, thereby eliminating any collection risk to the gaming establishment. The maximum line of credit we extend is $5,000 per patron and in 2005, the average line of credit extended was approximately $1,400.

Money transfer services are provided through a contractual relationship with Western Union Financial Services, Inc., or Western Union. We are the worldwide exclusive marketer to the gaming industry of Western Union’s electronic and paper-based systems for receiving funds transfers at gaming establishments. Western Union Financial Services, Inc. contracts directly with gaming establishments and we receive a monthly payment based upon the number of transactions completed.

Information Services

We market our information services to gaming establishments to improve credit decision-making, to automate cashier operations and to enhance patron marketing activities.

Improve Credit Decision-Making

Central Credit is the leading gaming patron credit bureau, and it allows gaming establishments to improve their credit making decisions. Our Central Credit database contains decades of gaming patron credit history and transaction data on millions of gaming patrons. Our gaming credit reports are comprised of information recorded from patron experiences at hundreds of gaming establishments. We provide such information to gaming establishments, who use that data, among other things, to determine if or how much credit they will grant to a patron. At a gaming establishment’s request, we can augment the information provided in our gaming credit reports with traditional credit reports or bank ratings through our relationships with consumer credit bureaus and bank reporting agencies.

Automated Cashier Operations

QuikCash Plus (QCP) Web is a proprietary browser-based, full service cash access transaction processing system for casino cashier operations which runs on a gaming establishment’s own computer hardware. Cashiers using QCP Web can process credit card cash advances, POS debit card transactions, check verification and warranty services, money transfer, and Central Credit services online through a single terminal. Without QCP Web, casino cage operators are required to access multiple systems running on disparate hardware and software platforms. QCP Web reduces cage operating complexity, improves transaction times, saves space by eliminating multiple pieces of hardware and reduces training requirements for cage operators resulting in lower operating costs for gaming establishments. QCP Web is delivered as an application service with a customizable user interface that allows gaming establishments to add additional workstations by simply connecting them to the application server. In addition, QCP Web assists gaming establishments in satisfying legal reporting requirements by notifying their designated compliance personnel of the need to generate and file required regulatory reports, such as Currency Transaction Reports, or CTRs, and Suspicious Activity Reports, or SARs.

Enhance Patron Marketing

Using our proprietary patron transaction database, we provide patron marketing data to gaming establishments. Gaming establishment marketing professionals can use our patron data to develop, implement and refine their customer loyalty programs. Since marketing, including providing complimentary goods and services, is one of a gaming establishment’s largest cost items, we believe that gaming establishments will find our patron marketing services increasingly helpful as they try to attract new patrons and to retain valued patrons. Because we have data on patron cash access activity across multiple gaming establishments, we are uniquely able to help an operator understand how much of a patron’s cash access activity, in aggregate, is being done in other gaming establishments in order to gauge the patron’s loyalty to the gaming establishment.

QuikReports is a browser-based reporting tool that provides marketing professionals with real-time access to, and analysis of, information on patron cash access activity. We provide this information through a secure Internet connection at user-specified levels of detail ranging from aggregated summary information to individual cash access transactions. For example, an operator may use QuikReports to focus its marketing efforts on target patrons by generating a report of the patrons who accessed the greatest amounts of cash at the operator’s gaming establishment during a specified period, and comparing the amounts of cash accessed at the operator’s gaming establishments with the aggregate amounts of cash accessed at other gaming establishments that are part of our network. A gaming establishment may also use QuikReports to monitor or analyze the cash access activities of its patrons to determine peak periods, the relative popularity of various cash access methods, or the traffic volumes, at particular machines in particular locations.

QuikMarketing.  Through our QuikMarketing service, we query our proprietary patron transaction database of more than 15 million gaming patrons using criteria supplied by the gaming establishment. We then distribute gaming establishment-supplied marketing materials to patrons in our database that match target patron criteria supplied by the gaming establishment. In 2005, some of our largest customers utilized our QuikMarketing services to execute approximately 19 projects which sent out approximately 1.7 million pieces of mail. Our proprietary patron transaction database includes information that is captured from transactions we process in which personal information is available; ATM transactions are not included. As the applicable transaction volume increases, we continue to build existing patron profiles and add new patron profiles. During 2005, we added approximately 173,000 new patron profiles each month.

Cashless Gaming Products

A recent trend in gaming has been the movement towards cashless gaming as a more efficient means for gaming operators to manage their slot machine operations. Cashless gaming, also known as “ticket-in-ticket-out,” reduces the amount of cash utilized in slot machines and consequently reduces casino labor needs by dispensing bar-coded tickets instead of cash for jackpots and cash-outs. To capitalize on the movement towards cashless gaming initiatives, we have developed, together with our strategic partners, products that facilitate an efficient means of accessing funds in a cashless gaming environment. Our cash access services are platform independent and our existing infrastructure has been designed to be adaptable to new platforms and/or operating environments.

TODD “Ticket-Out Debit Device” is a cashless gaming product developed by QuikPlay LLC, or QuikPlay, our joint venture with International Game Technology, or IGT, that allows slot machine patrons to access funds without leaving the machines they are playing. When a slot machine is equipped with TODD technology, a slot machine patron swipes his or her POS debit card and enters the PIN and the requested transaction amount on a terminal mounted on the slot machine. If the transaction is approved, the patron’s funds are either credited to the slot machine for play at that machine or a bar-coded ticket is printed that may be used at another ticket-enabled slot machine. TODD-enabled slot machines offer patrons convenience and reduce the amounts of cash carried by patrons. Our cashless slot technology also reduces the cash-handling burden of gaming establishments. Our TODD cashless gaming product has been approved for use in only one casino and cannot be used at any other location until we receive approval from the appropriate authorities.

EDITH “Electronic Debit Interactive Terminal Housing” is a next-generation cashless gaming device developed by QuikPlay that allows gaming patrons to purchase slot machine tickets from a customer-activated kiosk. EDITH is functionally similar to TODD, but instead of being deployed at an individual slot machine, EDITH is a stand-alone unit that is placed at the end of banks of slot machines. EDITH has not yet been approved for use at any gaming establishment.

3-in-1 Enabled QuickJack Plus is a multi-function patron kiosk which incorporates our “3-in-1 rollover” functionality for cash access into self-service kiosks for slot ticket redemption services provided by NRT Technology Corporation, or NRT. When a patron presses the cash out button on a cashless slot machine, the patron receives the value of the winnings on a paper ticket dispensed from a printer embedded in the slot machine. The ticket can then be inserted into other slot machines or exchanged for cash at a QuickJack Plus kiosk. The availability of our cash access services on these slot ticket redemption devices provides us with additional points of contact with gaming patrons at locations that are closer to the slot machines than traditional cash access devices that are typically located on the periphery of the area within the gaming establishment where gaming activity is conducted. These additional points of contact provide gaming patrons with more opportunities to access their cash with less cashier involvement, thereby creating labor cost savings for gaming establishments. In addition, by incorporating our cash access services into QuickJack Plus, we enjoy the benefit of NRT’s existing relationships with gaming establishments and its sales and marketing efforts directed towards additional gaming establishments. Subject to certain exclusions, we have the exclusive right to provide cash access services on self-service redemption devices serviced by NRT. We have a similar alliance with Western Money Systems, another provider of slot ticket and player point redemption kiosks, subject to completion of development and regulatory approval.

Customer Service

We operate a customer service call center from our facility in Las Vegas, Nevada that is accessible 24 hours a day, 365 days a year. Our customer service representatives assist cashier personnel and gaming patrons in their use of our products and services. Through our use of third-party translation services, our customer service representatives can serve gaming establishment customers and patrons in approximately 150 different languages.

Intellectual Property

We believe that the ability to introduce and respond to technological innovation in the gaming industry will be an increasingly important qualification for the future success of any provider of cash access services. Our continued competitiveness will depend on the pace of our product development; our patent, copyright, trademark and trade secret protection; and our relationships with customers. Our business development personnel work with gaming establishments, our joint venture partners, our strategic partners and the suppliers of the financial services upon which our cash access services rely to design and develop innovative cash access products and services and to identify potential new solutions for the delivery and distribution of cash in gaming establishments.

We have two issued United States patents, six pending United States patent applications and nine United States trademark registrations, some of which are pending registration in the United States and in other countries, including two registered United States trademarks related to our ACM product, one registered United States trademark relating to our name and other trademarks, some of which are only registered in the United States. However, we rely principally on unregistered copyrights and trade secrets for protection of our intellectual property.

Our ACMs use biometric facial recognition technology and our patented “3-in-1 rollover” functionality to provide credit card cash advances, POS debit card transactions, ATM cash withdrawals, check cashing and money transfer services at a single, unmanned machine. These technologies are key differentiating technologies from our competitors.

Some of our systems, such as the software that implements our QCP Web and QuikReports products and the software that drives our ACM product, were developed by Infonox on the Web, a corporation that is under common control with M&C International, and are hosted and operated on an infrastructure platform that is owned by Infonox on the Web. We own all of the intellectual property developed by Infonox on the Web to implement our products and services on such infrastructure platform, and Infonox on the Web has granted us an exclusive license in the gaming industry to use its infrastructure platform to deliver our products and services to our customers.

Sales and Marketing

We sell and market our products and services to gaming establishments primarily through the use of a direct sales force. The target customers of our direct sales force are gaming establishments in the United States, the United Kingdom, Canada and the Caribbean as well as gaming establishments in developing markets. These gaming establishments include traditional land-based casinos, gaming establishments operated on Native American lands, racinos, riverboats, cruise ships with gaming operations, pari-mutuel wagering facilities and card rooms. In 2003, 2004 and 2005, respectively, revenues from our operations in the United Kingdom, Canada, the Caribbean, Switzerland and Belgium comprised 3.4%, 3.2% and 3.5% of our revenues.

Our sales and marketing efforts are directed by 14 experienced senior sales executives located in various regions across the United States, each with business development responsibility for the gaming establishments in those regions. These senior sales executives target all levels of gaming establishment personnel, including senior executives, finance professionals, marketing staff and cashiers, and seek to educate them on the benefits of our cash access products and services.

The senior sales executives are supported by 25 field account managers, who provide on site customer service to most of our customers in the United States, United Kingdom, Canada, the Caribbean, Switzerland and Belgium. These field account managers reside in the vicinity of the specific gaming establishments that they support to ensure that they respond to the customer service needs of those gaming establishments.

We also have joint sales efforts with a number of strategic partners, including NRT, Western Money Systems and Hibernia National Bank, which allow us to market our cash access services to gaming establishments through channels other than our direct sales force.

Competition

We compete with third-party providers of cash access services, such as Game Financial Corporation, a subsidiary of Fidelity National Information Services Inc. operating as GameCash; Global Payments Inc. operating as Cash & Win; and Cash Systems, Inc. We compete with financial institutions, such as U.S. Bancorp and other regional and local banks that operate ATM machines on the premises of gaming establishments. In some cases, other third-party providers of cash access services and financial institutions have pre-existing relationships with potential customers that we must overcome to enter into contracts with new customers. Some of these other third-party providers and financial institutions have also established cooperative relationships with each other to expand their service offerings.

We face potential competition from gaming establishments that may choose to operate their own in-house cash access systems rather than outsource to us. In the past, some gaming establishments have operated their own in-house cash access systems. We believe that almost all gaming establishments, however, outsource their cash access service to third-party providers because providing these services is not a core competency of gaming establishment operators, and because gaming establishment operators are unable to achieve the same scale that can be obtained by third-party providers that deploy cash access services across multiple gaming establishments.

We may in the future also face competition from traditional transaction processors, such as First Data Corporation, that may choose to enter the gaming patron cash access services market. In connection with our redemption of First Data Corporation’s interest in us, First Data Corporation agreed not to compete with us prior to March 10, 2007. This agreement not to compete, however, is limited to the United States and Canada and is subject to a number of exceptions. Given its familiarity with our business, operations and industry as a result of being our majority owner from inception until March 10, 2004, First Data Corporation could be a significant competitive threat upon the expiration of this covenant not to compete. In addition, we may in the future face potential competition from new entrants into the market for cash access products and related services. Some of these potential competitors may have a number of significant advantages over us, including greater name recognition and marketing power, longer operating histories, pre-existing relationships with current or potential customers and significantly greater financial, marketing and other resources and access to capital which allow them to respond more quickly to new or changing opportunities.

Regulation

Various aspects of our business are subject to gaming regulation and financial services regulation. Depending on the nature of the noncompliance, our failure to comply with these regulations may result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties.

Gaming Regulation

We are subject to a variety of gaming and other regulations in the jurisdictions in which we operate. As a general matter, we are regulated by gaming commissions or similar authorities at the state or tribal level, such as the New Jersey Casino Control Commission and New Jersey Division of Gaming Enforcement. In some jurisdictions, such as Nevada, we are considered a supplier of “associated equipment” and could be required by the regulatory authorities, in their discretion, to file a license application. In such event, any of our officers, directors or beneficial owners of our securities could be required to apply for a license or a finding of suitability. To date, we have not been required to file such an application. Most of the jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machine or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors, construction contractors and laundry and linen suppliers. In these jurisdictions, we are typically characterized as a non-gaming supplier or vendor and we must obtain a non-gaming supplier’s or vendor’s license, qualification or approval. The licensure, qualification and approval requirements and the regulations imposed on non-gaming suppliers and vendors are generally less stringent than for gaming-related suppliers and vendors, and as such, we are often subject to a lesser degree of regulation than our customers that directly engage in gaming activities. However, some of the jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors, and other jurisdictions categorize our services and/or products as gaming related, and we are subject to the same stringent licensing, qualification or approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Most state and many tribal gaming regulators require us to obtain and maintain a permit or license to provide our services to gaming establishments. The process of obtaining such permits or licenses often involves substantial disclosure of information about us, our officers, directors and beneficial owners of our securities, and involves a determination by the regulators as to our suitability as a supplier or vendor to gaming establishments.

The expansion of our business or the introduction of new cash access products or services may result in us being characterized as a gaming-related supplier or vendor in jurisdictions in which we are now a non-gaming related supplier or vendor. Our EDITH and TODD cashless gaming products, for example, interact with a gaming establishment’s slot system and operate in close physical proximity to slot machines, and are therefore much more closely connected to gaming activity than our other products and services that provide access to cash independent of any gaming equipment. These differences may result in a regulatory characterization of us as a gaming-related supplier or vendor, which would subject us to an increased regulatory burden which could include, but is not limited to: requiring the licensure or finding of suitability of any of our officers, directors, key employees or beneficial owners of our securities; the termination or disassociation with such officer, director, key employee or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; submission of reports of material loans, leases and financing; and, requiring regulatory approval of some commercial transactions such as the transfer or pledge of equity interests in the company. These regulatory burdens are imposed upon gaming-related suppliers or vendors on an ongoing basis.

Gaming regulatory authorities have broad discretion and can require any beneficial holder of our securities, regardless of the number of shares of common stock or amount of debt securities owned, to file an application, be investigated, and be subject to a determination of suitability. If the beneficial holder of our securities who must be found suitable is a corporation, partnership, or trust, such entity must submit detailed business and financial information including a list of its officers, directors, partners and beneficial owners. Further disclosure by those officers, directors, partners and beneficial owners may be required. Under some circumstances and in some jurisdictions, an institutional investor, as defined in the applicable gaming regulations, that acquires a specified amount of our securities may apply to the regulatory authority for a waiver of these licensure, qualification or finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the securities were acquired and are held in the ordinary course of its business.

The changes in our ownership, management and corporate structure that resulted from the recapitalizations of our ownership in 2004 and our conversion from a limited liability company to a corporation in 2004, required us to notify many of the state and tribal gaming regulators under whose jurisdiction we operate. In many cases, those regulators have asked us for further information and explanation of those changes. To date, we have satisfied many of these inquiries, and are continuing to cooperate with those that are ongoing. Given the magnitude of the changes in our ownership that resulted from the recapitalizations, we were required to re-apply for new permits or licenses in some jurisdictions, but were not required to discontinue our operations during the period of re-application. In 2005 we notified many of the state and tribal gaming regulators under whose jurisdictions we operate of our initial public offering of common stock, which required further disclosures or re-applications for new permits or licenses, none of which required us to discontinue our operations in any such jurisdictions. In some jurisdictions we are in the process of obtaining licenses and have yet to receive final approval of such licenses from the applicable regulatory authority. In these jurisdictions, we operate under temporary licenses or without a license. We may not be issued a license in these jurisdictions.

  Financial Services Regulation

Anti-Money Laundering.  The USA PATRIOT Act of 2001 and its implementing federal regulations require us to establish and maintain an anti-money laundering program. Our anti-money laundering program includes: (1) internal policies, procedures, and controls designated to identify and report money laundering; (2) a designated compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program.

In addition, the cash access services that we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act. Our gaming establishment customers, in situations where our cash access services are provided through gaming establishment cashier personnel, and we, in situations where we provide our cash access services directly to patrons through satellite cashiers or booths that we staff and operate, are required to file a SAR with the U.S. Treasury Department’s Financial Crimes Enforcement Network of any suspicious transaction relevant to a possible violation of law or regulation. To be reportable, the transaction must meet criteria that are designed to identify the hiding or disguising of funds derived from illegal activities. Our gaming establishment customers, in situations where our cash access services are provided through gaming establishment cashier personnel, and we, in situations where we provide our cash access services directly to patrons through satellite cages or booths that we staff and operate, are required to file a CTR of each deposit, withdrawal, exchange of currency or other payment or transfer by, through, or to us which involves a transaction in currency of more than $10,000 in a single day. Our QCP Web product can identify transactions that give rise to reporting obligations. When we issue or sell drafts for currency in amounts between $3,000 and $10,000, we maintain a record of information about the purchaser, such as the purchaser’s address, Social Security Number and date of birth. Finally, we maintain a record of each extension of credit by us in an amount in excess of $10,000, including the name and address of the person to whom the extension of credit is made, the amount, the nature and purpose of the credit, and the date of the loan.

Following the events of September 11, 2001, the United States and other governments have imposed and are considering a variety of new regulations focused on the detection and prevention of money laundering and money transmitting to or from terrorists and other criminals. Compliance with these new regulations may impact our business operations or increase our costs.

Fund Transfers.  Our POS debit card transactions and ATM services are subject to the Electronic Fund Transfer Act, which provides gaming patrons with rights including with respect to disputes relating to unauthorized charges, charges that list the wrong date or amount, charges for goods and services that are not accepted or delivered as agreed, math errors and charges for which a cardholder asks for an explanation or written proof of transaction along with a claimed error or request for clarification. We have implemented the necessary policies and procedures in order to comply with the regulatory requirements for fund transfers.

Money Transmitter.  Most states require a money transmitter license in order to issue the negotiable instruments that are used to complete credit card cash advance and POS debit card transactions. We do not hold any money transmitter licenses, but currently issue negotiable instruments as an agent of Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc., each of whom holds money transmitter licenses. Our current contract with Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc. expires on September 30, 2006. Our performance under this contract is guaranteed by Karim Maskatiya, one of our directors. We are currently working to obtain money transmitter licenses for our self, in which event we would become subject to state licensing requirements and regulations governing money transmitters.

Credit Reporting.  Our Central Credit gaming patron credit bureau services are subject to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003, which provide patrons rights to access their Central Credit files, dispute information contained in their Central Credit files and add brief statements to their Central Credit files in the event disputes are not resolved by our investigation. We continue to implement policies and procedures as well as adapt our business practices in order to comply with these laws and regulations. In addition to federal regulation, our Central Credit gaming patron credit bureau services are subject to the state credit reporting regulations which impose similar requirements to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003.

Debt Collection.  Although we currently outsource all debt collection efforts to a third party, we may engage in debt collection efforts for credit extended using our QuikCredit service and we may engage in efforts to collect on dishonored checks purchased by Central Credit pursuant to our check warranty services and chargeback. All such collection practices are subject to the Fair Debt Collections Practices Act, which generally prohibits unfair, deceptive or abusive debt collection practices, as well as consumer-debt-collection laws and regulation adopted by the various states.

Privacy Regulations.  Our collection of information from patrons who use our cash access services is subject to the financial information privacy protection provisions of the Gramm-Leach-Bliley Act and its implementing federal regulations. We gather, as permitted by law, non-public, personally-identifiable financial information from patrons who use our cash access services, such as names, addresses, telephone numbers, bank and credit card account numbers, Social Security numbers and income, credit histories and transaction information. The Gramm-Leach-Bliley Act requires us to safeguard and protect the privacy of such non-public personal information. Also, the Gramm-Leach-Bliley Act requires us to make disclosures to patrons regarding our privacy and information sharing policies and give patrons the opportunity to prevent us from releasing information about them to unaffiliated third parties in certain situations. In this regard, we provide patrons with a privacy notice, an opportunity to review our privacy policy, and an opportunity to opt out of specified types of disclosures. In addition to the federal Gramm-Leach-Bliley Act privacy regulations we are subject to state privacy regulations. State privacy regulations impose more stringent limitations on access and use of personal information. We continue to implement policies and programs as well as adapt our business practices in order to comply with state specific privacy laws and regulations.

ATM Operations.  Our ATM services are subject to applicable state banking regulations in each jurisdiction in which we operate ATMs. These regulations require, among other things, that we register with the state banking regulators as an operator of ATMs, that we provide gaming patrons with notices of the transaction fees assessed upon use of our ATMs, that our transaction fees do not exceed designated maximums, that we offer gaming patrons a means of resolving disputes with us, and that we comply with prescribed safety and security requirements.

Check Cashing.  In jurisdictions in which we serve as a check casher or agree to defer deposit of gaming patrons’ checks under our QuikCredit services, we are subject to the state licensing requirements and regulations governing check cashing activities. Generally, these regulations require us to obtain a license from the state’s banking regulators to operate as a check casher. Some states also impose restrictions on this activity such as restrictions on the amounts of service fees that may be imposed on the cashing of certain types of checks, requirements as to records that must be kept with respect to dishonored checks, and requirements as to the contents of receipts that must be delivered to gaming patrons at the time a check is cashed.

Lending.  In those states in which we are deemed to operate as a short-term consumer or payday lender as a result of our QuikCredit services, we are subject to the various state regulations governing the terms of the loans. Typically, the state regulations limit the amount that a lender or service provider may lend or provide and, in some cases, the number of loans or transactions that a lender or service provider may make to any customer at one time, restrict the amount of finance or service charges or fees that the lender or service provider may assess in connection with any loan or transaction. The lender or service provider must also comply with various consumer disclosure requirements, which are typically similar or equivalent to the Federal Truth in Lending Act and corresponding federal regulations, in connection with the loans or transactions.

Network and Card Association Regulation.  In addition to the governmental regulation described above, some of our services are also subject to rules promulgated by various payment networks, Electronic Funds Transfer (EFT) networks and card associations. For example, we must comply with the Payment Card Industry (PCI) Data Security Standard and are in the process of complying with those practices and procedures required to obtain a successful report on compliance with the PCI Data Security Standard.

  Other Regulation

When contracting with tribal owned or controlled gaming establishments, we become subject to tribal laws and regulations that may differ materially from the non-tribal laws and regulations under which we generally operate. In addition to tribal gaming regulations that may require us to provide disclosures or obtain licenses or permits to conduct our business on tribal lands, we may also become subject to tribal laws that govern our contracts. These tribal governing laws may not provide us with processes, procedures and remedies that enable us to enforce our rights as effectively and advantageously as the processes, procedures and remedies that would be afforded to us under non-tribal laws, or to enforce our rights at all, and may expose us to an increased risk of contract repudiation as compared to that inherent in dealing with non-tribal customers. Many tribal laws permit redress to a tribal adjudicatory body to resolve disputes; however, such redress is largely untested in our experience. We may be precluded from enforcing our rights against a tribal body under the legal doctrine of sovereign immunity.

We are also subject to a variety of gaming and other laws and regulations in the United Kingdom, Canada, the Caribbean, Switzerland and Belgium, and we expect to become subject to gaming and other laws in the jurisdictions into which we expand our operations. Our expansion into new markets is dependent upon the adoption of enabling legislation in new jurisdictions and our ability to comply with the regulatory regimes adopted by such jurisdictions. For example, our proposed entry into Macau SAR is subject to our receipt of approvals, licenses or waivers by or from the Macau Monetary Authority and the Hong Kong Monetary Authority. We may not receive such approvals, licenses or waivers in a timely manner or at all. If we do not receive such approvals, licenses or waivers we will not be able to undertake operations in Macau SAR. Similar difficulties in obtaining approvals, licenses or waivers from the monetary authorities of other jurisdictions, in addition to other potential regulatory issues that we have not yet ascertained, may arise in other international jurisdictions into which we wish to enter.

As we develop new services and new products, we may become subject to additional federal and state regulations. For example, in the event that we form or acquire a bank or industrial loan company, we would become subject to a number of additional banking and financial institution regulations, which may include the Bank Holding Company Act. These additional regulations could substantially restrict the nature of the business in which we may engage and the nature of the businesses in which we may invest. If we launch a private label credit card, we may become subject to a number of laws, regulations and card association rules. In addition, changes in current laws or regulations and future laws or regulations may restrict our ability to continue our current methods or operations or expand our operations and may have a material adverse effect on our business, results of operations and financial condition.

Employees

As of December 31, 2005, we had 279 employees. We are not subject to any collective bargaining agreements and have never been subject to a work stoppage. We believe that we have maintained good relationships with our employees.

Available Information

Our Internet address is http://www.globalcashaccess.com. We make available free of charge in the “Investor Relations” portion of our website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

The risks set forth below may adversely affect our business, financial condition and operating results. In addition to the risks set forth below, and the factors affecting specific business operations identified with the description of these operations elsewhere in this report, there may also be risks of which we are currently aware, or that we currently regard as immaterial based on the information available to us that later prove to be material.

Risks Related to Our Business

If we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition and operating results may suffer a material adverse effect.

We enter into contracts with our gaming establishment customers to provide our cash access products and related services. Most of our contracts have a term ranging from three to five years in duration and provide that we are the only provider of cash access products to these establishments during the term of the contract. However, some of our contracts are terminable upon 30 days advance notice and some of our contracts either become nonexclusive or terminable by our gaming establishment customers in the event that we fail to satisfy specific covenants set forth in the contracts, such as covenants related to our ongoing product development. We are typically required to renegotiate the terms of our customer contracts upon their expiration, and in some circumstances we may be forced to modify the terms of our contracts before they expire. When we have successfully renewed these contracts, these negotiations have in the past resulted in, and in the future may result in, financial and other terms that are less favorable to us than the terms of the expired contracts. In particular, we are often required to pay a higher commission rate to a gaming establishment than we previously paid in order to renew the relationship. Assuming constant transaction volume, increases in commissions or other incentives paid to gaming establishments would reduce our operating results. We may not succeed in renewing these contracts when they expire, which would result in a complete loss of revenue from that customer, either for an extended period of time or forever. Our contracts are often global, in that they cover all of the gaming establishments of a particular operator wherever they are located around the world. So, the loss of a single contract often results in the loss of multiple gaming establishments. If we are required to pay higher commission rates or agree to other less favorable terms to retain our customers or we are not able to renew our relationships with our customers upon the expiration of our contracts, our business, financial condition and operating results would be harmed.

Because of significant concentration among our top customers, the loss of a top customer could have a material adverse effect on our revenues and profitability.

In 2005, our five largest customers, Harrah’s Entertainment, Inc., Boyd Gaming Corporation, Mandalay Resort Group, Station Casinos, Inc. and Mohegan Tribal Gaming, accounted for approximately 40.4% of our revenues. In June 2005, Harrah’s Entertainment, Inc. acquired Caesars Entertainment, Inc. The combined entity would have accounted for 17.9% of our revenues for the year ended December 31, 2005. The loss of, or a substantial decrease in revenues from, any one of our top customers could have a material adverse effect on our business and operating results.

Consolidation among operators of gaming establishments may also result in the loss of a top customer to the extent that customers of ours are acquired by our competitors’ customers.

Competition in the market for cash access services is intense which could result in higher commissions or loss of customers to our competitors.

The market for cash access products and related services is intensely competitive, and we expect competition to increase and intensify in the future. We compete with other providers of cash access products and services such as Game Financial Corporation, a subsidiary of Fidelity National Information Services Inc. operating as GameCash; Global Payment Systems operating as Cash & Win; and Cash Systems, Inc. We compete with financial institutions such as U.S. Bancorp and other regional and local banks that operate ATM machines on the premises of gaming establishments. We face potential competition from gaming establishments that may choose to operate cash access systems on their own behalf rather than outsource to us. We may in the future also face competition from traditional transaction processors, such as First Data Corporation, that may choose to enter the gaming patron cash services market. In connection with our redemption of First Data Corporation’s interest in us, First Data Corporation agreed not to compete with us prior to March 10, 2007. This agreement not to compete, however, is limited to the United States and Canada and is subject to a number of exceptions. Given its familiarity with our specific industry and business and operations as a result of being our majority owner from inception until March 10, 2004, First Data Corporation could be a significant competitive threat upon the expiration of this covenant not to compete. In addition, we may in the future face potential competition from new entrants into the market for cash access products and related services. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities. In addition, some providers of cash access products and services to gaming establishments have established cooperative relationships with financial institutions in order to expand their service offerings.

Other providers of cash access products and services to gaming establishments have in the past increased, and may in the future continue to increase, the commissions or other incentives they pay to gaming establishments in order to win those gaming establishments as customers and to gain market share. To the extent that competitive pressures force us to increase commissions or other incentives to establish or maintain relationships with gaming establishments, our business and operating results could be adversely affected.

Under our agreements with NRT and Western Money Systems, they are generally prohibited from providing their cash handling services on any device that provides cash access services of other providers. Upon the expiration or termination of our agreements with NRT and Western Money Systems, we may face competition from other providers of cash access services to the extent that NRT or Western Money Systems establishes cooperative relationships with other cash access service providers.

If we are unable to protect our intellectual property adequately, we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights.

Our success depends on developing and protecting our intellectual property. We have entered into license agreements with other parties for intellectual property that is critical to our business. We rely on the terms of these license agreements, as well as copyright, patent, trademark and trade secret laws to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. We hold two issued patents and have six patent applications pending. These patent applications may not become issued patents. If they do not become issued patents, our competitors would not be prevented from using these inventions.

We have also entered into license agreements with other parties for the exclusive use of their technology and intellectual property rights in the gaming industry, such as our license to use portions of the software infrastructure upon which our systems operate from Infonox on the Web. We rely on these other parties to maintain and protect this technology and the related intellectual property rights. If our licensors fail to protect their intellectual property rights in material that we license and we are unable to protect such intellectual property rights, the value of our licenses may diminish significantly and our business could be significantly harmed. It is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without our authorization or otherwise infringe on our intellectual property rights or intellectual property rights that we exclusively license. In addition, we may not be able to deter current and former employees, consultants, and other parties from breaching confidentiality agreements with us and misappropriating proprietary information from us or other parties. If we are unable to adequately protect our intellectual property or our exclusively licensed rights, or if we are unable to continue to obtain or maintain licenses for proprietary technology from other parties, including in particular Infonox on the Web, it could have a material adverse effect on the value of our intellectual property, our reputation, our business and our operating results.

We may have to rely on litigation to enforce our intellectual property rights and contractual rights. For example, we are pursuing a patent infringement action against U.S. Bancorp, Fidelity National Information Services Inc. and Game Financial Corporation to discontinue what we believe to be their infringement of the rights arising under our patent to the “3-in-1 rollover” functionality. By pursuing this litigation, we are exposed to the risk that the defendants will attempt to invalidate the patent or otherwise limit its scope. If litigation that we initiate is unsuccessful, including the litigation described above, we may not be able to protect the value of our intellectual property and our business could be adversely affected. In addition, in the litigation we do initiate, the defendants may assert various counterclaims that may subject us to liability. In the litigation referred to above, the defendants have asserted various antitrust and unfair competition claims. In addition to losing the ability to protect our intellectual property, we may also be liable for damages. We may also face difficulty enforcing our rights in the QuikCash trademark because of the timing and sequence of some of the assignment and renewal actions relating to the trademark.

In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. In the event a claim of infringement against us is successful, we may be required to pay royalties to use technology or other intellectual property rights that we had been using or we may be required to enter into a license agreement and pay license fees, or we may be required to stop using the technology or other intellectual property rights that we had been using. We may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources.

We are subject to extensive rules and regulations of card associations, including MasterCard International, Visa International and Visa U.S.A., that are always subject to change, which may harm our business.

In 2005, a substantial portion of our revenues were derived from transactions subject to the extensive rules and regulations of the leading card associations, Visa International and Visa U.S.A., or VISA, and MasterCard International, or MasterCard. From time to time, we receive correspondence from these card associations regarding our compliance with their rules and regulations. In the ordinary course of our business, we engage in discussions with the card associations, and the bank that sponsors us into the card associations, regarding our compliance with their rules and regulations. The rules and regulations do not expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations. For example, neither of the major card associations has determined that our ability to process credit card cash advance transactions using biometric technology at an unmanned machine and without cashier involvement through our ACM complies with its regulations. One association has allowed us to conduct these transactions as long as we assume chargeback liability for any transaction in which we do not obtain a contemporaneous cardholder signature. To date, we have not seen increased chargebacks on these transactions. However, an increase in the level of chargebacks could have a material adverse effect on our business or results of operations. The other association has allowed us to conduct a limited pilot test. As a result, we are currently not able to use this feature of our ACMs to process credit card cash advances or POS debit card transactions involving that card association at all of our locations. Therefore, patrons still must complete these transactions at the cashier, which is inconvenient to patrons and prevents gaming establishments from realizing potential cashier labor cost savings. As another example, in 2003, one of the major card associations informed our sponsoring bank that authorization requests originating from our systems needed to be encoded to identify our transactions as gambling transactions, even though our services do not directly involve any gambling activity. This resulted in a large number of card issuing banks declining all transactions initiated through our services. We resolved this issue by encoding the authorization requests with an alternative non-gambling indicator that the card association agreed was applicable. As another example, we must comply with the Payment Card Industry (PCI) Data Security Standard and are in the process of complying with those practices and procedures required to obtain a successful report on compliance with the PCI Data Security Standard. These examples only illustrate some of the ways in which the card association rules and regulations have affected us in the past or may affect us in the future; there are many other ways in which these rules and regulations may adversely affect us beyond the examples provided in this prospectus.

The card associations’ rules and regulations are always subject to change, and the associations modify their rules and regulations from time to time. Our inability to anticipate changes in rules, regulations or the interpretation or application thereof may result in substantial disruption to our business. In the event that the card associations or our sponsoring bank determine that the manner in which we process certain types of card transactions is not in compliance with existing rules and regulations, or if the card associations adopt new rules or regulations that prohibit or restrict the manner in which we process certain types of card transactions, we may be forced to pay a fine, modify the manner in which we operate our business or stop processing certain types of cash access transactions altogether, any of which could have a material negative impact on our business and operating results.

In both our credit card and POS debit card cash advance businesses, patrons are generally issued a negotiable instrument which is surrendered to the casino in exchange for cash. These are classified by the card associations as “quasi-cash” transactions, and these transactions are identified to the associations as such by the use of a specific Merchant Category Code (“MCC”) which the associations and the issuing banks use as one of the factors they consider in determining whether to authorize such transactions. We have introduced EDITH, a new product that dispenses a bar-coded slot ticket based on a POS debit authorization. It has not yet been determined whether the associations will deem the slot ticket a negotiable instrument or not. If they do not, we may be required to route such transactions using a different MCC code, and the use of a different MCC code may result in lower approval rates than we experience with quasi-cash transactions. If approval rates for EDITH transactions are lower than approval rates for quasi-cash transactions, casino patrons may be dissuaded from using EDITH, resulting in the failure of our EDITH product to gain commercial acceptance.

We also process transactions involving the use of the Discover Card and the American Express card. The rules and regulations of the proprietary credit card networks that service these cards present risks to us that are similar to those posed by the rules and regulations of VISA and MasterCard.

If we launch our own credit card product as a part of the VISA or MasterCard card associations, we will become subject to additional rules and regulations of these card associations.

Changes in interchange rates and other fees may affect our cost of revenues (exclusive of depreciation and amortization) and net income.

We pay credit card associations fees for services they provide in settling transactions routed through their networks, called interchange fees. In addition, we pay fees to participate in various ATM or POS debit card networks as well as processing fees to process our transactions. The amounts of these interchange fees are fixed by the card associations and networks in their sole discretion, and are subject to increase at any time. VISA and MasterCard both increased applicable interchange fees in April 2005. Also, in 2004, VISA’s Interlink network, through which we process a substantial portion of our POS debit card transactions, materially increased the interchange rates for those transactions. Since that date, the proportion of our POS debit card transactions that are routed on the Interlink network has increased, resulting in a decrease in profitability of our POS debit card business. Many of our contracts enable us to pass through increases in interchange or processing fees to our customers, but competitive pressures might prevent us from passing all or some of these fees through to our customers in the future. To the extent that we are unable to pass through to our customers all or any portion of any increase in interchange or processing fees, our cost of revenues (exclusive of depreciation and amortization) would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our financial condition and operating results.

We receive fees from the issuers of ATM cards that are used in our ATM machines, called reverse interchange fees. The amounts of these reverse interchange fees are fixed by electronic funds transfer networks, and are subject to decrease in their discretion at any time. Unlike credit card association interchange fees, our contracts do not enable us to pass through to our customers the amount of any decrease in reverse interchange fees. To the extent that reverse interchange fees are reduced, our net income would decrease, assuming no change in transaction volumes, which may result in a material adverse effect on our operating results.

Our substantial indebtedness could materially adversely affect our operations and financial results and prevent us from obtaining additional financing, if necessary.

We have a significant amount of indebtedness. As of December 31, 2005, we had total indebtedness of $321.4 million in principal amount (of which $152.8 million consisted of senior subordinated notes and $168.6 million consisted of senior secured debt). Our substantial indebtedness could have important consequences. For example, it:

•	makes it more difficult for us to satisfy our obligations with respect to either our senior secured debt or our senior subordinated notes, which, if we fail to do, could result in the acceleration of all of our debt;

•	increases our vulnerability to general adverse economic and industry conditions;

•	requires us to dedicate a substantial portion (in the case of our senior secured debt, up to 75% of our excess cash flow, depending upon our total leverage ratio) of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;

•	limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restricts our ability to pay dividends or repurchase our common stock;

•	places us at a competitive disadvantage compared to our competitors that have less debt;

•	prohibits us from acquiring businesses or technologies that would benefit our business;

•	restricts our ability to engage in transactions with affiliates or create liens or guarantees; and

•	limits, along with the financial and other restrictive covenants in our other indebtedness, among other things, our ability to borrow additional funds.

In addition, our senior secured credit facilities and the indenture for our senior subordinated notes contain financial and other restrictive covenants that limit our ability to engage in activities that we may believe to be in our long-term best interests. These restrictions include, among other things, limits on our ability to make investments, pay dividends, incur debt, sell assets, or merge with or acquire another entity. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. In 2006, two matters may require us to get waivers or modifications of these covenants. First, we expect that our capital expenditures in 2006 will exceed the amounts allowed under the credit facilities due to capital expenditures we expect to incur in connection with commencing operations under one of our contracts. Second, as described more fully below, we may seek to obtain our own money transmitter licenses. These licenses may require us to provide letters of credit or surety bonds in excess of the amounts currently allowed under the credit facilities. We may address these risks by seeking modifications or waivers of our existing agreements, by refinancing those agreements, or both. If we are unable to get these matters waived, modified or refinanced, an event of default could occur which, if not cured or waived, could result in the acceleration of all of our debt.

Our senior secured debt currently bears interest at a rate that is based on the London Interbank Offering Rate, or LIBOR, and is adjusted periodically to reflect changes in LIBOR. We are therefore exposed the risk of increased interest expense in the event of any increase in LIBOR. The substantial amount of our senior secured debt magnifies this risk.

To service our indebtedness we will require a significant amount of cash, and our ability to generate cash flow depends on many factors beyond our control.

Our ability to generate cash flow from operations depends on general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Due to these factors, it is possible that our business will not generate sufficient cash flow from operations to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. This would cause us to have to borrow money to meet these needs and future borrowing may not be available to us at all or in an amount sufficient to satisfy these needs. In such events, we will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt or obtaining additional equity or debt financing or joint venture partners. We may not be able to effect any of these financing strategies on satisfactory terms, if at all. Our failure to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business and our ability to satisfy our obligations with respect to our indebtedness.

The terms of our senior secured debt require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which will reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes.

Because of our dependence on a few providers, or in some cases one provider, for some of the financial services we offer to patrons, the loss of a provider could have a material adverse effect on our business or our financial performance.

We depend on a few providers, or in some cases one provider, for some of the financial services that we offer to patrons.

Money order instruments.  We currently rely on Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc. to issue the negotiable instruments that are used to complete credit card cash advance and POS debit card transactions. Most states require a money transmitter license in order to issue the negotiable instruments that are used to complete credit card cash advance and POS debit card transactions. We do not hold any money transmitter licenses, but currently issue negotiable instruments as an agent of Integrated Payment Systems, Inc. and

Integrated Payment Systems Canada Inc., each of whom holds money transmitter licenses. Our current contract with Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc. expires on September 30, 2006. We are currently working to obtain our own money transmitter licenses. Many of the regulatory authorities to which we have applied for money transmitter licenses require the posting of letters of credit or surety bonds to guaranty our obligations with respect to the negotiable instruments we may issue to gaming establishments to consummate credit card cash advance and POS debit card transactions. To post these letters of credit or surety bonds, we may need to obtain certain amendments or waivers of the terms of our senior secured credit facilities and we may need to partially secure our obligations under our senior subordinated notes. We may not be able to obtain our own money transmitter licenses. If we are unable to obtain such licenses, we may be unable to complete credit card cash advance and POS debit card transactions, which would have a material adverse effect on our business and financial performance.

Check warranty services.  We rely on TRS Recovery Services, Inc. (formerly known as TeleCheck Recovery Services, Inc.), or TeleCheck, to provide many of the check warranty services that our gaming establishment customers use when cashing patron checks. Unless extended pursuant to its terms, our contract with TeleCheck expires on March 31, 2007 and we are currently negotiating the terms of a new contract with TeleCheck. Unless we and TeleCheck mutually agree to a new contract, we will need to make alternative arrangements for check warranty services. We may not be able to make such alternative arrangements on terms that are as favorable to us as the terms of our contract with TeleCheck, or on any terms at all. In addition, our Central Credit check warranty service, as currently deployed, uses risk analytics provided by third-party providers.

Authorizations and Settlement.  We rely on USA Payments and USA Payment Systems, each of which is affiliated with M&C International, to obtain authorizations for credit card cash advances, POS debit card transactions, ATM cash withdrawal transactions and to settle some of these transactions.

Card association sponsorship.  We rely on Bank of America Merchant Services, which is affiliated with Bank of America Corporation, for sponsorship into the Visa U.S.A. and MasterCard card associations for domestic transactions at no cost to us. We also rely on a foreign bank in each foreign jurisdiction in which we operate to process transactions conducted in these jurisdictions through the Visa International and MasterCard card associations.

ATM cash supply.  We rely on Bank of America, N.A., which is affiliated with Bank of America Strategic Investments Corporation, to supply cash for substantially all of our ATMs.

Software development and system support.  We generally rely on Infonox on the Web, which is under common control with M&C International, for software development and system support. In addition, we rely on NRT for software development and system support related to 3-in-1 Enabled QuickJack Plus devices.

Product Development.  We rely on our joint venture partner and strategic partners for some of our product development. For example, we are developing cashless gaming products through QuikPlay, our joint venture with IGT. With our strategic partners NRT and Western Money Systems, we have jointly developed and are marketing self-service slot ticket and player point redemption kiosks that incorporate our cash access services. These activities have risks resulting from unproven combinations of disparate products and services, reduced flexibility in making design changes in response to market changes, reduced control over product completion schedules and the risk of disputes with our joint venture partners and strategic partners. In addition, if our cashless gaming products are unsuccessful, we could lose our entire investment in QuikPlay.

Money transfers.  We rely on Western Union Financial Services, Inc. to facilitate money transfers.

Our contracts with these providers are for varying terms and provide early termination rights in the event of our breach of or the occurrence of an event of default under these contracts. Replacing any of these or other products and services we obtain from third parties could be materially disruptive to our operations. We may not be able to enter into contracts or arrangements with alternate providers on terms and conditions as beneficial to us as the contracts or arrangements with our current providers, or at all. A change in our business relationships with any of these third-party providers or the loss of their services or failed execution on their part could adversely affect our business, financial condition and results of operation.

Certain providers upon whom we are dependent are under common control with M&C International, the loss of which could have a material adverse effect on our business.

We depend on services provided by USA Payments, USA Payment Systems and Infonox on the Web, each of which is affiliated with M&C International, to provide many of the financial services that we offer to patrons. The interests of M&C International or its principals may not coincide with the interests of the holders of our common stock and such principals may take action that benefits themselves or these entities to our detriment. For example, M&C International’s principals could cause any of these entities to take actions that impair the ability of these entities to provide us with the license or services they provide today or that reduce the importance of us to them in the future. M&C International’s principals could dispose of their interests in these entities at any time and the successor owner or owners of such interests may not cause such entities to treat us with the same importance as they treat us today. The loss of the license or any loss of the services of these entities could adversely impact our business. During 2005, we incurred costs and expenses from USA Payments, USA Payment Systems and Infonox on the Web of an aggregate of $5.6 million.

Our business depends on our ability to introduce new, commercially viable products and services in a timely manner.

Our ability to maintain and grow our business will depend upon our ability to introduce successful new products and services in a timely manner. Our product development efforts are based upon a number of complex assumptions, including assumptions relating to gaming patron habits, changes in the popularity and prevalence of certain types of payment methods, anticipated transaction volumes, the costs and time required to bring new products and services to market, and the willingness and ability of both patrons and gaming establishment personnel to use new products and services and bear the economic costs of doing so. Our new products and services may not achieve market acceptance if any of our assumptions are wrong, or for other reasons.

Our ability to introduce new products and services may also require regulatory approvals, which may significantly increase the costs associated with developing a new product or service and the time required to introduce a new product or service into the marketplace. In order to obtain these regulatory approvals we may need to modify our products and services which would increase our costs of development and may make our products or services less likely to achieve market acceptance.

For example, the commercial success of our ticket-out debit device, or TODD, cashless gaming product, and our electronic debit interactive terminal housing, or EDITH, depends upon the continued viability of the cashless gaming market segment. A curtailment in the prevalence of cashless gaming opportunities as a result of legislative action, responsible gaming pressures or other factors beyond our control would threaten the commercial success of our cashless gaming products and services. TODD required extensive laboratory testing and certification and to date has only been approved for use in one casino, and EDITH has not yet been approved for use in any location.

Our ability to grow our business through the introduction of new products and services depends in part on our joint development activities with third parties over whom we have little or no control. We have engaged in joint development projects with third parties in the past and we expect to continue doing so in the future. Joint development can magnify several risks for us, including the loss of control over development of aspects of the jointly developed products and disputes with our joint venture partners.

We may seek to enter the consumer credit business through the issuance of our own credit card.

We are seriously considering entering the consumer credit business through the issuance of our own credit card. We believe that there are a number of commercial opportunities available to us from issuing such a card, and we believe that the credit card issuing business could be a source of significant revenue and earnings. We believe that we will decide to enter the credit card business sometime in 2006.

The issuance of credit cards is a different business from the processing of credit card transactions. As an issuer, we would be a provider of credit to the consumer. By contrast, we assume no consumer credit risk in our current business (other than chargeback risk, which we are exposed to in only an indirect way). As a card issuer, we would be required to make payment, net of interchange fees, to merchants for all goods and services purchased using the card within a very short time of the transaction, and we would generally be able to recover those funds from the consumer no sooner than at the end of the current monthly statement cycle. There can be no assurance that we will be able to collect those funds from consumers. To the extent that we are unable to recover those funds we will record a loss, and if the loss is significant it could have a material adverse effect on our results of operations and financial condition.

The issuance of credit cards involves assessing an applicant’s creditworthiness to determine his or her ability and inclination to repay any funds borrowed using the card. We have no experience in making such credit decisions. Although we will seek to hire employees with consumer credit underwriting experience, there can be no assurance that we will be able to attract or retain qualified candidates. Even if we are successful in attracting such employees, there can be no assurance that they will make credit underwriting decisions that will result in tolerable credit losses.

The rate of defaults in consumer credit is influenced by many factors, most of which are beyond our ability to control and some of which are beyond our ability to forecast. Changes in economic measures, including but not limited to unemployment rates, interest rates, exchange rates, consumer confidence, and inflation may affect cardholders’ ability and willingness to repay amounts borrowed using the card. The fact that a consumer is or has been a creditworthy borrower in the past does not guarantee that he or she will continue to be so in the future.

As a credit card issuer, we may be subject to a variety of regulations which have not affected us in the past. While we expect to initially partner with a licensed banking institution for purposes of card issuance and receivables acceptance, such partnership may not materialize or may be discontinued at any time. If that were to happen, we would be required to become licensed in those jurisdictions in which we issue cards. There is no assurance that we will receive such licenses and, even if we do, we may be required to provide letters of credit or surety bonds to support our obligations in those markets and those letters of credit and surety bonds may reduce our overall borrowing capacity. We will also become subject to a variety of state and federal laws governing collection practices, and such collection regulations may impede or even prevent our ability to collect amounts owed to us.

The credit card business is very complex from an operational perspective in that it involves the mailing of statements and the receipt and posting of credits for potentially millions of cardholders. We have no experience in the management of credit accounts. The credit card business also involves resolving inquires from and providing customer service to cardholders. While we have experience in doing these functions, it is on a scale much smaller than we would be exposed to in connection with a full-scale credit card initiative. We intend to partner with a company that has experience in managing large-scale credit card operations, but there can be no assurance that we will be able to conclude or sustain such a partnership.

The credit card business may be perceived differently by investors from the business we currently perform and, even if we are successful in earning significant profits in the credit card business, investors may assign a lower valuation multiple to the credit card operations than to our historical business. This may result in a decrease in valuation of the overall entity, which may lead to a decline in the price of our common stock

Our products and services are complex, depend on a myriad of complex networks and technologies and may be subject to software or hardware errors or failures that could lead to an increase in our costs, reduce our revenues or damage our reputation.

Our products and services, and the networks and third-party services upon which our products and services are based, are complex and may contain undetected errors or may suffer unexpected failures. We are exposed to the risk of failure of our proprietary computer systems, many of which are deployed, operated, monitored and supported by Infonox on the Web, whom we do not control. We rely on Infonox on the Web to detect and respond to errors and failures in our proprietary computer systems. We rely on NRT for software development and system support of the 3-in-1 Enabled QuickJack Plus devices. We are exposed to the risk of failure of the computer systems that are owned, operated and managed by USA Payments Systems, whom we do not control. USA Payment Systems owns the data centers through which most of our transactions are processed, and we rely on USA Payment Systems to maintain the security and integrity of our transaction data, including backups thereof. We also are exposed to the risk of failure of card association and electronic funds transfer networks that are used to process and settle our transactions. These networks, that are owned and operated by others, are subject to planned and unplanned outages and may suffer degradations in performance during peak processing times. Finally, we are subject to the risk of disruption to or failure of the telecommunications infrastructure upon which the interfaces among these systems are based. All of these systems and networks, upon which we rely to provide our services, are vulnerable to computer viruses, physical or electronic break-ins, natural disasters and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete patron transactions. The occurrence of these errors or failures, disruptions or unauthorized access could adversely affect our sales to customers, diminish the use of our cash access products and services by patrons, cause us to incur significant repair costs, result in our liability to gaming establishments or their patrons, divert the attention of our development personnel from product development efforts, and cause us to lose credibility with current or prospective customers or patrons.

We may not successfully enter new markets and therefore not achieve all of our strategic growth objectives.

We intend to enter new and developing domestic markets. If and as these markets continue to develop, competition among providers of cash access products and services will intensify and we will have to expand our sales and marketing presence in these markets. In competitive bidding situations, we may not enjoy the advantage of being the incumbent provider of cash access products and services to gaming establishments in these new markets and developers and operators of gaming establishments in these new markets may have pre-existing relationships with our competitors. We may also face the uncertainty of compliance with new or developing regulatory regimes with which we are not currently familiar and oversight by regulators that are not familiar with us or our business. Each of these risks could materially impair our ability to successfully expand our operations into these new and developing domestic markets.

We also intend to enter new and developing international markets, including markets in which we have not previously operated. Our strategy of entering foreign markets may expose us to political, economic and regulatory risks not faced by businesses that operate only in the United States. The legal and regulatory regimes of foreign markets and their ramifications on our business are less certain. Our international operations will be subject to a variety of risks, including different regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, higher rates of fraud, fluctuations in currency exchange rates, difficulty in enforcing contracts, political and economic instability and potentially adverse tax consequences. For example, our proposed entry into Macau SAR is subject to our receipt of approvals, licenses or waivers by or from the Macau Monetary Authority and the Hong Kong Monetary Authority. We may not receive such approvals, licenses or waivers in a timely manner or at all. If we do not receive such approvals, licenses or waivers we will not be able to undertake operations in Macau SAR. Similar difficulties in obtaining approvals, licenses or waivers from the monetary authorities of other jurisdictions, in addition to other potential regulatory issues that we have not yet ascertained, may arise in other international jurisdictions into which we wish to enter. In these new markets, our operations will rely on an infrastructure of financial services and telecommunications facilities that may not be sufficient to support our business needs, such as the authorization and settlement services that are required to implement electronic payment transactions and the telecommunications facilities that would enable us to reliably connect our networks to our products at gaming establishments in these new markets. These risks, among others, could materially adversely affect our business and operating results. In connection with our expansion into new international markets, we may forge strategic relationships with business partners to assist us. The success of our expansion into these markets therefore may depend in part upon the success of the business partners with whom we forge these strategic relationships. We have entered into an agreement with an overseas representative to assist us in the sales and marketing of our cash access services to gaming establishments in Eastern Europe and Russia, and we are attempting to form relationships with foreign banks to assist us in the processing of transactions originating from these markets. If we do not successfully form strategic relationships with the right business partners or if we are not able to overcome cultural differences or differences in business practices, our ability to penetrate these new international markets will suffer.

We are also subject to the risk that the domestic or international markets that we are attempting to enter or expand into may not develop as quickly as anticipated, or at all. The development of new gaming markets is subject to political, social, regulatory and economic forces beyond our control. The expansion of gaming activities in new markets can be very controversial and may depend heavily on the support and sponsorship of local government.

Changes in government leadership, failure to obtain requisite voter support in referendums, failure of legislators to enact enabling legislation and limitations on the volume of gaming activity that is permitted in particular markets may inhibit the development of new markets.

Our estimates of the potential future transaction volumes in new markets are based on a variety of assumptions which may prove to be inaccurate. To the extent that we overestimate the potential of a new market, incorrectly gauge the timing of the development of a new market, or fail to anticipate the differences between a new market and our existing markets, we may fail in our strategy of growing our business by expanding into new markets. Moreover, if we are unable to meet the needs of our existing customers as they enter markets that we do not currently serve, our relationships with these customers could be harmed.

We may encounter difficulties managing our growth, which could adversely affect our operating results.

We will need to effectively manage the expansion of our operations in order to execute our growth strategy of entering into new markets, expanding in existing markets and introducing new products and services. Growth will strain our existing resources. It is possible that our management, employees, systems and facilities currently in place may not be adequate to accommodate future growth. In this situation, we will have to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to effectively manage our growth, our operations and financial results may be adversely affected.

We depend on key personnel and they would be difficult to replace.

We depend upon the ability and experience of two key members of senior management who have substantial experience with our operations and the gaming patron cash access industry. We are highly dependent on the involvement of Kirk Sanford, our President and Chief Executive Officer, and Harry Hagerty, our Chief Financial Officer. Other than Messrs. Sanford and Hagerty and Kathryn Lever, our General Counsel, none of our executive officers have employment agreements with us. The loss of Mr. Sanford or Mr. Hagerty would have a material adverse effect on our business.

Our future success depends upon our ability to attract, train and retain key managers involved in the development and marketing of our products and services to gaming establishments. We may need to increase the number of key managers as we further develop our products and services and as we enter new markets and expand in existing markets. Our ability to enter into contracts with gaming establishments depends in large part on the relationships that our key managers have formed with management-level personnel of gaming establishments. Competition for individuals with such relationships is intense, and we may not be successful in recruiting such personnel. In addition, we may not be able to retain such individuals as they may leave our company and go to work for our competitors. Our sales efforts would be particularly hampered by the defection of personnel with long-standing relationships with management-level personnel of gaming establishments. If we are unable to attract or retain key personnel, our business, financial condition and operating results could be materially adversely affected.

The loss of our sponsorship into the Visa U.S.A., Visa International and MasterCard card associations could have a material adverse effect on our business.

We cannot provide cash access services involving VISA cards and MasterCard cards in the United States without sponsorship into the Visa U.S.A. and MasterCard card associations. Bank of America Merchant Services currently sponsors us into the card associations at no cost to us. Bank of America Merchant Services began this sponsorship of us into the card associations in 1998 when it held a significant ownership interest in us. When Bank of America Merchant Services sold its interest in us in 2000, Bank of America Merchant Services agreed to continue its sponsorship of us at no cost to us conditioned upon First Data Corporation’s continued indemnification of Bank of America Merchant Services for any losses it may suffer as a result of such sponsorship. When we redeemed First Data Corporation’s ownership interest in us in 2004, First Data Corporation agreed to continue to indemnify Bank of America Merchant Services for any losses it may suffer as a result of sponsoring us into the card associations through September 2010. First Data Corporation will have the right to terminate its indemnification obligations prior to September 2010 in the event that we breach indemnification obligations that we owe to First Data Corporation, in the event that we incur chargebacks in excess of specified levels, in the event that we are fined in excess of specified amounts for violating card associations’ operating rules, or in the event that we amend the sponsorship agreement without First Data Corporation’s consent.

In the event that First Data Corporation terminates its indemnification obligations and as a result we lose our sponsorship by Bank of America Merchant Services into the card associations, we would need to obtain sponsorship into the card associations through another member of the card associations that is capable of supporting our transaction volume. We would not be able to obtain such alternate sponsorship on terms as favorable to us as the terms of our current sponsorship by Bank of America Merchant Services, which is at no cost to us. We may not be able to obtain alternate sponsorship at all. Our inability to obtain alternate sponsorship on favorable terms or at all would have a material adverse effect on our business and operating results.

We cannot provide cash access services involving VISA cards and MasterCard cards outside of the United States without a processing agreement with or sponsorship into the Visa International and MasterCard card associations by a bank in each foreign jurisdiction in which we conduct cash access transactions. We are currently a party to processing agreements or sponsored into these card associations by foreign banks in each of the foreign jurisdictions in which we conduct cash access transactions. In the event that any foreign bank that currently is a party to such processing agreement or sponsors us into these card associations terminates such processing agreement or its sponsorship of us, we would need to obtain a processing agreement or sponsorship into the card associations through another foreign bank that is capable of supporting our transaction volume in the relevant jurisdiction. For example, in early 2005 we were notified that Bank of America is not authorized to sponsor us in some Caribbean markets. We paid a $25,000 fine to one of the card associations and entered into an alternate processing arrangement. We may not be able to obtain alternate sponsorship or processing arrangements in any region on terms as favorable to us as the terms of our current sponsorship by or processing arrangements with foreign banks, or at all. Our inability to obtain alternate sponsorship or processing arrangements on favorable terms or at all could have a material adverse effect on our business and operating results.

An unexpectedly high level of chargebacks, as the result of fraud or otherwise, could adversely affect our cash advance business.

When patrons use our cash access services, we either dispense cash or produce a negotiable instrument that can be endorsed and exchanged for cash. If a completed cash access transaction is subsequently disputed and if we are unsuccessful in establishing the validity of the transaction, we may not be able to collect payment for such transaction and such transaction becomes a chargeback. One of the major credit card associations has allowed us to complete credit card cash advance and POS debit card transactions at our ACMs so long as we assume chargeback liability for any transaction in which we do not obtain a contemporaneous cardholder signature, which may result in increased chargeback liability. An increased level of chargebacks could have a material adverse effect on our business or results of operation. Moreover, in the event that we incur chargebacks in excess of specified levels, First Data Corporation will have the right to terminate its indemnification obligations to Bank of America Merchant Services, and we could lose our no-cost sponsorship into the card associations. In addition, in the event that we incur chargebacks in excess of specified levels, we could be censured by the card associations by way of fines or otherwise.

In certain foreign regions in which we operate, new card security features have been developed as a fraud deterrent. In the United Kingdom, for example, this feature — known as chip-and-pin — requires merchant terminals to be capable of obtaining an authorization through a chip-and-pin entry mode in addition to traditional magnetic stripe and keyed entry modes. Currently, with our regional sponsor in the United Kingdom, we are in the process of upgrading our point-of-sale terminals to accept this new technology. In the interim, we are exposed to potential additional chargeback risk on identified fraudulent transactions performed on a chip-and-pin enabled card for which we are unable to read the embedded microchip or accept the patron’s personal identification number.

A material increase in market interest rates or changing regulations could adversely affect our ATM business.

We obtain a supply of cash for our ATMs from Bank of America, N.A. Pursuant to our contract with Bank of America, N.A., we are obligated to pay a monthly fee that is based upon the amount of cash used to supply our

ATMs and a market interest rate. Assuming no change in the amount of cash used to supply our ATMs, an increase in market interest rates will result in an increase in the monthly fee that we must pay to obtain this supply of cash, thereby increasing our ATM operating costs. Any increase in the amount of cash required to supply our ATMs would magnify the impact of an increase in market interest rates. An increase in interest rates may result in a material adverse effect on our financial condition and operating results. In 2005, we paid approximately $10.2 million in aggregate fees to Bank of America, N.A. for this supply of cash.

Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATM machines, the location of ATM machines and our ability to surcharge cardholders who use our ATM machines. These regulations may impose significant burdens on our ability to operate ATMs profitably in some locations, or at all. Moreover, because these regulations are subject to change, we may be forced to modify our ATM operations in a manner inconsistent with the assumptions upon which we relied in entering into contracts to provide ATM services at gaming establishments.

An unexpected increase in check warranty expenses could adversely affect our check warranty business.

We currently rely on TeleCheck to provide check warranty services to many of our customers. When a gaming establishment obtains an authorization from TeleCheck pursuant to its check warranty service, TeleCheck warrants payment on the patron’s check. If the patron’s check is subsequently dishonored upon presentment for payment, TeleCheck purchases the dishonored check from the gaming establishment for its face amount. Pursuant to the terms of our contract with TeleCheck, we share a portion of the loss associated with these dishonored checks. Although this contract limits the percentage of the dishonored checks to which we are exposed, there is no limit on the aggregate dollar amount to which we are exposed, which is a function of the face amount of checks warranted. TeleCheck manages and mitigates these dishonored checks through the use of risk analytics and collection efforts, including the additional fees that it is entitled to collect from check writers of dishonored checks. During the year ending December 31, 2005, our warranty expenses with respect to TeleCheck’s check warranty service were $10.8 million. We have no control over TeleCheck’s decision to warrant payment on a particular check and we have limited visibility into TeleCheck’s collection activities. As a result, we may incur an unexpectedly high level of check warranty expenses at any time, and if we do, we may suffer a material adverse effect to our business or results of operation.

As an alternative to TeleCheck’s check warranty service, we have developed our own Central Credit check warranty service that is based upon our Central Credit gaming patron credit bureau database, our proprietary patron transaction database, third-party risk analytics and actuarial assumptions. If these risk analytics or actuarial assumptions are ineffective, we may incur an unexpectedly high level of check warranty expenses which may have a material adverse effect on our business or operating results.

We operate our business in regions subject to natural disasters, including hurricanes. We may suffer casualty losses as a result of a natural disaster, and any interruption to our business resulting from a natural disaster will adversely affect our revenues and results of operations.

We operate our business primarily through equipment, including Casino Cash Plus 3-in-1 ATM machines, ACMs and QuikCash kiosks, which we install on the premises of gaming establishments and that patrons use to access cash for gaming. Accordingly, a substantial portion of our physical assets are located in locations beyond our direct control, including areas of Louisiana and Mississippi that sustained major damage as a result of Hurricanes Katrina and Rita. Any losses or damage that we suffer may not be subject to coverage under our insurance policies. More generally, our business may also be adversely affected by any damage to or loss of equipment that we install at gaming establishments or the cash contained therein resulting from theft, vandalism, terrorism, flood, fire or any other natural disaster.

In addition to these casualty losses, our business is exclusive to gaming establishments and is dependent on consumer demand for gaming. In the event of a natural disaster, the operations of gaming establishments could be negatively impacted or consumer demand for gaming could decline, or both, and as a result, our business could be disrupted. Accordingly, we anticipate that our revenues and results of operations in Louisiana and Mississippi will be reduced in 2006 and perhaps in subsequent years from what we would otherwise have expected as a result of Hurricanes Katrina and Rita. Although we cannot predict the extent of any such reduction, any interruption to our business resulting from a natural disaster will adversely affect our revenues and results of operations.

We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 beginning in 2006.

Based on current laws and regulations, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) in 2006. Section 404 requires us to assess and attest to the adequacy of our internal controls over financial reporting and requires our independent auditors to opine as to the adequacy of our assessment and internal controls over financial reporting. Our efforts to comply with Section 404 will result in us incurring significant expenses in 2006. Additionally, even with those expenditures, we may not receive an unqualified opinion from our independent auditors. If we were to receive a qualified report identifying a material weakness or weaknesses in our system of internal controls over financial reporting, we would be required to disclose such a finding. The disclosure of such a finding could have a material adverse impact on our business.

To execute our growth strategy, we may make acquisitions or strategic investments, which involve numerous risks that we may not be able to address without substantial expense, delay or other operational or financial problems.

In order to obtain new customers in existing markets, expand our operations into new markets, or grow our business through the introduction of new products and services, we may consider acquiring additional businesses, technologies, products and intellectual property. For example, we may consider acquiring or forming a bank or other financial services company for the purpose of, among other things, issuing our own credit cards and/or using that bank’s vault cash to supply cash to our ATMs. We may also decide to issue our own credit card without acquiring a bank.

Acquisitions and strategic investments involve various risks, such as:

•	difficulty integrating the technologies, operations and personnel from the acquired business;

•	overestimation of potential synergies or a delay in realizing those synergies;

•	disruption to our ongoing business, including the diversion of management’s attention and of resources from our principal business;

•	inability to obtain the desired financial and strategic benefits from the acquisition or investment;

•	loss of customers of an acquired business;

•	assumption of unanticipated liabilities;

•	loss of key employees of an acquired business; and

•	entering into new markets in which we have limited prior experience.

Acquisitions and strategic investments could also result in substantial cash expenditures, the dilutive issuance of our equity securities, the incurrence of additional debt and contingent liabilities, and amortization expenses related to other intangible assets that could adversely affect our business, operating results and financial condition. Acquisitions and strategic investments may also be highly dependent upon the retention and performance of existing management and employees of acquired businesses for the day-to-day management and future operating results of these businesses.

Risks Related to the Industry

Economic downturns, a decline in the popularity of gaming or changes in the demographic profile of gaming patrons could reduce the number of patrons that use our services or the amounts of cash that they access using our services.

We provide our cash access products and related services exclusively to gaming establishments for the purpose of enabling their patrons to access cash. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity, and participation in discretionary leisure activities has in the past and may in the future decline during economic downturns because consumers have less disposable income. Therefore, during periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. Gaming activity may also decline based on changes in consumer confidence related to general economic conditions or outlook, fears of war, future acts of terrorism, or other factors. A reduction in tourism could also result in a decline in gaming activity. Finally, a legislature or regulatory authority may prohibit gaming activities altogether in its jurisdiction. A decline in gaming activity as a result of these or any other factors would have a material adverse effect on our business and operating results.

Changes in consumer preferences could also harm our business. Gaming competes with other leisure activities as a form of consumer entertainment and may lose popularity as new leisure activities arise or as other leisure activities become more popular. In addition, gaming in traditional gaming establishments competes with Internet-based gaming for gaming patrons, and due to regulatory concerns, we have elected not to participate in the Internet gaming market at this time. The popularity and acceptance of gaming is also influenced by the prevailing social mores and changes in social mores could result in reduced acceptance of gaming as a leisure activity. To the extent that the popularity of gaming in traditional gaming establishments declines as a result of either of these factors, the demand for our cash access services may decline and our business may be harmed.

Aside from the general popularity of gaming, the demographic profile of gaming patrons changes over time. The gaming habits and use of cash access services varies with the demographic profile of gaming patrons. For example, a local patron may visit a gaming establishment regularly but limit his or her play to the amount of cash that he or she brings to the gaming establishment. In contrast, a vacationing gaming patron that visits the gaming establishment infrequently may play much larger amounts and have a greater need to use cash access services. To the extent that the demographic profile of gaming patrons in the markets we serve either narrows or migrates towards patrons who use cash access services less frequently or for lesser amounts of cash, the demand for our cash access services may decline and our business may be harmed.

Changes in consumer willingness to pay a fee to access their funds could reduce the demand for our cash access products and services.

Our business depends upon the willingness of patrons to pay a fee to access their own funds on the premises of a gaming establishment. In most retail environments, consumers typically do not pay an additional fee for using non-cash payment methods such as credit cards, POS debit cards or checks. In order to access cash in a gaming establishment, however, patrons must pay service charges to access their funds. Gaming patrons could bring more cash with them to gaming establishments, or access cash outside of gaming establishments without paying a fee for the convenience of not having to leave the gaming establishment. To the extent that gaming patrons become unwilling to pay these fees for convenience or lower cost cash access alternatives become available, the demand for cash access services within gaming establishments will decline and our business could suffer.

The cash access industry is subject to change, and we must keep pace with the changes to successfully compete.

The demand for our products and services is affected by new and evolving technology and industry standards. Cash access services are based on existing financial services and payment methods, which are also continually evolving. Our future success will depend, in part, upon our ability to successfully develop and introduce new cash access services based on emerging financial services and payment methods. Stored value cards, Internet-based payment methods and the use of portable consumer devices such as personal digital assistants and mobile telephones are examples of evolving payment technologies that could impact our business. Our future success will depend, in part, upon our ability to successfully develop and introduce new cash access products and services and to enhance our existing products and services to respond to changes in technology and industry standards on a timely basis. The products or services that we choose to develop may not achieve market acceptance or obtain any necessary regulatory approval. In addition, alternative products, services or technologies may replace our products and services or render them obsolete. If we are unable to develop new products or services or enhance existing products or services in a timely and cost-effective manner in response to technological or market changes, our business, financial condition and operating results may be materially adversely affected.

The cash access industry also changes based on changing consumer preferences. Our failure to recognize or keep pace with changing preferences could have a material adverse effect on our business, financial condition and operating results. For example, we have observed a decline in the volume of check cashing at gaming establishments over time as patron familiarity and comfort with credit card cash advances, POS debit card transactions and ATM cash withdrawal transactions has increased. To the extent that we continue to rely on check warranty services for a substantial portion of our business, a continued decline in check cashing volume could have a material adverse effect on our business, financial condition and operating results.

Growth of the gaming industry in any market is subject to political and regulatory developments that are difficult to anticipate.

We expect a substantial portion of our future growth to result from the general expansion of the gaming industry. The expansion of gaming activities in new markets can be very controversial and may depend heavily on the support of national and local governments. Changes in government leadership, failure to obtain requisite voter support in referenda, failure of legislators to enact enabling legislation and limitations on the volume of gaming activity that is permitted in particular markets may prevent us from expanding our operations into new markets. A failure by the gaming industry to expand at the rate that we expect could have a material adverse effect on our business, growth rates, financial condition and operating results.

The United Kingdom (“UK”) Gambling Act 2005 (the “Gambling Act”) has received Royal Assent and awaits an order of the UK Secretary of State entering it into force as law. As enacted, the Gambling Act could be interpreted to prohibit GCA’s provision of credit card cash advances and POS debit card transactions to patrons of casinos located in the United Kingdom as early as September 2007. We expect that there will be modifications to the Gambling Act before it is entered into force, and we, and our casino clients in the UK, intend to request modifications to the Gambling Act, or the promulgation of regulations thereunder, to provide, among other things, that services such as ours continue to be available in UK gambling establishments. However, it is possible that, despite our efforts, we may be prohibited from providing one or more of our services in UK casinos upon implementation of the Gambling Act.

We are subject to extensive governmental gaming regulation, which may harm our business.

We are subject to a variety of regulations in the jurisdictions in which we operate. Most of the jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machine or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors, construction contractors and laundry and linen suppliers. In these jurisdictions, we are generally characterized as a non-gaming supplier or vendor and we must obtain a non-gaming supplier’s or vendor’s license, qualification or approval. The obtaining of these licenses, qualifications or approvals and the regulations imposed on non-gaming suppliers and vendors are typically less stringent than for gaming-related suppliers and vendors. However, a few of the jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors, and in those jurisdictions we currently are subject to the same stringent licensing, qualification and approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Such requirements include licensure or finding of suitability for some of our officers, directors and beneficial owners of our securities. If regulatory authorities were to find any such officer, director or beneficial owner unsuitable, we would be required to sever our relationship with that person. Some public issuances of securities and other transactions by us also require the approval of regulatory authorities.

If we must obtain a gaming-related supplier’s or vendor’s license, qualification or approval because of the introduction of new products (such as products related to cashless gaming) or services or because of a change in the laws or regulations, or interpretation thereof, our business could be materially adversely affected. This increased regulation over our business could include, but is not limited to: requiring the licensure or finding of suitability in many jurisdictions of any officer, director, key employee or beneficial owner of our securities; the termination or disassociation with any officer, director, key employee or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; submission of reports of material loans, leases and financing; and, requiring regulatory approval of some commercial transactions such as the transfer or pledge of equity interests in the company.

Prior changes in our ownership, management and corporate structure, including the recapitalization of our ownership and our conversion from a limited liability company to a corporation in 2004, required us to notify many of the state and tribal gaming regulators under whose jurisdiction we operate. In many cases, those regulators have asked us for further information and explanation of these changes. To date, we have satisfied some of these inquiries, and are continuing to cooperate with those that are ongoing. Given the magnitude of the changes in our ownership that resulted from recapitalization, we were required to reapply for new permits or licenses in many jurisdictions but we were not required to discontinue our operation during the period of re-application. Any new gaming license or related approval that may be required in the future may not be granted, and our existing licenses may be revoked, suspended, limited or may not be renewed. In some jurisdictions we are in the process of obtaining licenses and have yet to receive final approval of such licenses from the applicable regulatory authority. In these jurisdictions, we operate under temporary licenses or without a license. We may not be issued a license in these jurisdictions.

Regulatory authorities at the federal, state, local and tribal levels have broad powers with respect to the licensing of gaming-related activities and may revoke, suspend, condition or limit our licenses, impose substantial fines and take other actions against us or the gaming establishments that are our customers, any one of which could have a material adverse effect on our business, financial condition and operating results. Any new gaming license or related approval that may be required in the future may not be granted, and our existing licenses may not be renewed or may be revoked, suspended or limited. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a material adverse effect on our business. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry or cash access in the gaming industry. Legislation of this type may be enacted in the future.

In addition, some of the new products and services that we may develop cannot be offered in the absence of regulatory approval of the product or service or licensing of us, or both. For example, our TODD cashless gaming product has to date only been approved for use at one casino and cannot be used at any other location until we receive approval from the appropriate authority in such additional location. These approvals could require that we and our officers, directors or ultimate beneficial owners obtain a license or be found suitable and that the product or service be approved after testing and review. We may fail to obtain any such approvals in the future.

When contracting with tribal owned or controlled gaming establishments, we become subject to tribal laws and regulations that may differ materially from the non-tribal laws and regulations under which we generally operate. In addition to tribal gaming regulations that may require us to provide disclosures or obtain licenses or permits to conduct our business on tribal lands, we may also become subject to tribal laws that govern our contracts. These tribal governing laws may not provide us with processes, procedures and remedies that enable us to enforce our rights as effectively and advantageously as the processes, procedures and remedies that would be afforded to us under non-tribal laws, or to enforce our rights at all. Many tribal laws permit redress to a tribal adjudicatory body to resolve disputes; however, such redress is largely untested in our experience. We may be precluded from enforcing our rights against a tribal body under the legal doctrine of sovereign immunity. A change in tribal laws and regulations or our inability to obtain required licenses or licenses to operate on tribal lands or enforce our contract rights under tribal law could have a material adverse effect on our business, financial condition and operating results.

Many of the financial services that we provide are subject to extensive rules and regulations, which may harm our business.

Our Central Credit gaming patron credit bureau services are subject to the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003 and similar state laws. Our QuikCredit service and TeleCheck’s and our collection practices in connection with dishonored checks with respect to which TeleCheck or Central Credit has issued authorizations pursuant to TeleCheck’s or Central Credit’s check warranty service, are subject to the Fair Debt Collections Practices Act and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATM machines, the location of ATM machines and our ability to surcharge cardholders who use our ATM machines. The cash access services we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. In most gaming establishments, our cash access services are provided through gaming establishment cashier personnel, in which case the gaming establishment is required to file Currency Transaction Reports, or CTRs, or Suspicious Activity Reports, or SARs. In a limited number of gaming establishments, we provide our cash access services directly to patrons at satellite cashiers or booths that we staff and operate, in which case we are required to file CTRs or SARs on a timely basis. If we fail to file these CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher or offer our QuikCredit service, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers. See “Business — Regulation.” In addition, our relationship with Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc. expires on September 30, 2006, and we are in the process of obtaining money transmitter licenses in many states, which will cause us to become subject to state licensing requirements and regulations governing money transmitters.

In the event that any regulatory authority determines that the manner in which we provide cash access services, patron marketing services or gaming patron credit bureau services is not in compliance with existing rules and regulations, or the regulatory authorities adopt new rules or regulations that prohibit or restrict the manner in which we provide cash access services, patron marketing services or gaming patron credit bureau services, we may be forced to modify the manner in which we operate, or stop processing certain types of cash access transactions or providing patron marketing services or gaming patron credit bureau services altogether. We may also be required to pay substantial penalties and fines if we fail to comply with applicable rules and regulations. For example, if we fail to file CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with either the Bank Secrecy Act or the USA PATRIOT Act of 2001, we could be subject to substantial civil and criminal penalties. In addition, our failure to comply with applicable rules and regulations could subject us to private litigation. Any such actions could have a material adverse effect on our business, financial condition and operating results.

Following the events of September 11, 2001, the United States and other governments have imposed and are considering a variety of new regulations focused on the detection and prevention of money laundering and money transmitting to or from terrorists and other criminals. Compliance with these new regulations may impact our business operations or increase our costs.

As we develop new products and services, we may become subject to additional regulations. For example, in the event that we form or acquire a bank or industrial loan company, we would become subject to a number of additional banking and financial institution regulations, which may include the Bank Holding Company Act. These additional regulations could substantially restrict the nature of the business in which we may engage and the nature of the businesses in which we may invest. If we launch a private label credit card, we may become subject to a number of laws, regulations and card association rules. In addition, changes in current laws or regulations and future laws or regulations may restrict our ability to continue our current methods or operation or expand our operations and may have a material adverse effect on our business, results of operations and financial condition.

Finally, the Gambling Act has received Royal Assent and awaits an order of the UK Secretary of State entering it into force as law. As enacted, the Gambling Act could be interpreted to prohibit GCA’s provision of credit card cash advances and POS debit card transactions to patrons of casinos located in the United Kingdom as early as September 2007. We expect that there will be modifications to the Gambling Act before it is entered into force, and we, and our casino clients in the UK, intend to request modifications to the Gambling Act, or the promulgation of regulations thereunder, to provide, among other things, that services such as ours continue to be available in UK gambling establishments. However, it is possible that, despite our efforts, we may be prohibited from providing one or more of our services in UK casinos upon implementation of the Gambling Act.

If consumer privacy laws change, or if we are required to change our business practices, the value of our patron marketing services may be hampered.

Our patron marketing services depend on our ability to collect and use non-public personal information relating to patrons who use our products and services and the transactions they consummate using our services. We are required by applicable privacy legislation to safeguard and protect the privacy of such information, to make disclosures to patrons regarding our privacy and information sharing policies and, in some cases, to provide patrons an opportunity to “opt out” of the use of their information for certain purposes. The failure or circumvention of the means by which we safeguard and protect the privacy of information we gather may result in the dissemination of non-public personal information, which may cause us reputational harm and may expose us to liability to the affected individuals and regulatory enforcement proceedings or fines. Regulators reviewing our policies and practices may require us to modify our practices in a material or immaterial manner or impose fines or other penalties if they believe that our policies and practices do not meet the necessary standard. To the extent that our patron marketing services have in the past failed or now or in the future fail to comply with applicable law, our privacy policies or the notices that we provide to patrons, we may become subject to actions by a regulatory authority or patrons which cause us to pay monetary penalties or require us to modify the manner in which we provide patron marketing services. To the extent that patrons exercise their right to “opt out,” our ability to leverage existing and future databases of information would be curtailed. Consumer and data privacy laws are evolving, and due to recent high profile thefts and losses of sensitive consumer information from protected databases, we anticipate that such laws will be broadened in their scope and application, impose additional requirements and restrictions on gathering and using patron information or narrow the types of information that may be collected or used for marketing or other purposes or require patrons to “opt-in” to the use of their information for specific purposes, which will hamper the value of our patron marketing services.

Responsible gaming pressures could result in a material adverse effect on our business and operating results.

Responsible gaming pressures can have a similar effect on us as governmental gaming regulation. Our ability to expand our business and introduce new products and services depends in part on the support of, or lack of opposition from, social responsibility organizations that are dedicated to addressing problem gaming. If we are unable to garner the support of responsible gaming organizations or if we face substantial opposition from responsible gaming organizations, we may face additional difficulties in sustaining our existing customer relationships, establishing new customer relationships, or obtaining required regulatory approvals for new products or services, each of which could have a material adverse effect on our business, financial condition and operating results.

Lawsuits could be filed against gaming establishments and other gaming related product and service providers on behalf of problem gamblers. We may be named in such litigation because we provide patrons the ability to access their cash in gaming establishments. This litigation could develop as individual complaints or as mass tort or class action claims. We would vigorously defend ourselves in any such litigation, and this defense could result in substantial expense to us and distraction of our management. The outcome of any such litigation would be substantially uncertain, and it is possible that our business, financial condition and operating results could be materially affected by an unfavorable outcome against either us or our gaming establishment customers.

Risks Related to Our Capital Structure

Our common stock has only been publicly traded since September 22, 2005 and we expect that the price of our common stock will fluctuate substantially.

There has only been a public market for our common stock since September 22, 2005. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including those described above under “— Risks Related to Our Business,” “— Risks Related to the Industry” and the following:

•	our failure to maintain our current customers, including because of consolidation in the gaming industry;

•	increases in commissions paid to gaming establishments as a result of competition;

•	increases in interchange rates or processing or other fees paid by us or decreases in reverse interchange rates;

•	actual or anticipated fluctuations in our or our competitors’ revenue, operating results or growth rate;

•	our inability to adequately protect or enforce our intellectual property rights;

•	any adverse results in litigation initiated by us or by other against us;

•	our inability to make payments on our outstanding indebtedness as they become due or our inability to undertake actions that might otherwise benefit us based on the financial and other restrictive covenants contained in our senior secured credit facilities and the indenture for our senior subordinated notes;

•	the loss of a significant supplier or strategic partner, or the failure of a significant supplier or strategic partner to provide the goods or services that we rely on them for;

•	our inability to introduce successful, new products and services in a timely manner or the introduction of new products or services by our competitors that reduce the demand for our products and services;

•	our failure to successfully enter new markets or the failure or new markets to develop in the time and manner that we anticipate;

•	announcements by our competitors of significant new contracts or contract renewals or of new products or services;

•	changes in general economic conditions, financial markets, the gaming industry or the payments processing industry;

•	the trading volume of our common stock;

•	sales of common stock or other actions by our current officers, directors and stockholders;

•	acquisitions, strategic alliances or joint ventures involving us or our competitors;

•	future sales of our common stock or other securities;

•	the failure of securities analysts to cover our common stock after this offering or changes in financial estimates or recommendations by analysts;

•	our failure to meet the revenue, net income or earnings per share estimates of securities analysts or investors;

•	additions or departures of key personnel;

•	terrorist acts, theft, vandalism, fires, floods or other natural disasters; and

•	rumors or speculation as to any of the above which we may be unable to confirm or deny due to disclosure restrictions imposed on us by law or which we otherwise deem imprudent to comment upon.

In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular businesses. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

Securities class action litigation is often brought against a company following a decline in the market price of its securities. The risk is especially acute for us because companies such as ours have experienced significant share price volatility in the past. As a result, we may in the future be a target of similar litigation. Securities litigation could result in substantial costs defending the lawsuit and divert management’s attention and resources, and could seriously harm our business and negatively impact our stock price.

M&C International and entities affiliated with Summit Partners possess significant voting power and may take actions that are not in the best interests of our other stockholders.

M&C International and entities affiliated with Summit Partners own or control shares representing, in the aggregate, approximately 57% of the outstanding shares of our common stock. Accordingly, M&C International and these entities affiliated with Summit Partners will exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. M&C International’s and these entities’ ownership may have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them and even if they are not in the interests of other stockholders.

Conflicts of interest may arise because some of our directors are also principals or partners of our controlling stockholders.

Two of our directors are principals of M&C International and two of our other directors are partners and members of various entities affiliated with Summit Partners. We depend on licenses and services provided by entities affiliated with M&C International to provide many of the financial services that we offer to patrons. Summit Partners and its affiliates may invest in entities that directly or indirectly compete with us or companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of M&C International or Summit Partners, on the one hand, and the interests of our other stockholders, on the other hand, arise, these directors may not be disinterested.

Some provisions of our certificate of incorporation and bylaws may delay or prevent transactions that many stockholders may favor.

Some provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying, discouraging, or preventing a merger or acquisition that our stockholders may consider favorable or a change in our management or our Board of Directors. These provisions:

•	divide our board of directors into three separate classes serving staggered three-year terms, which will have the effect of requiring at least two annual stockholder meetings instead of one, to replace a majority of our directors, which could have the effect of delaying of preventing a change in our control or management;

•	provide that special meetings of stockholders can only be called by our Board of Directors, chairman of the board or chief executive officer. In addition, the business permitted to be conducted at any special meeting of stockholders is limited to the business specified in the notice of such meeting to the stockholders;

•	provide for an advance notice procedure with regard to business to be brought before a meeting of stockholders which may delay or preclude stockholders from bringing matters before a meeting of stockholders or from making nominations for directors at a meeting of stockholders, which could delay or deter takeover attempts or changes in management;

•	eliminate the right of stockholders to act by written consent so that all stockholder actions must be effected at a duly called meeting;

•	provide that directors may only be removed for cause with the approval of stockholders holding a majority of our outstanding voting stock;

•	provide that vacancies on our Board of Directors may be filled by a majority, although less than a quorum, of directors in office and that our Board of Directors may fix the number of directors by resolution;

•	allow our Board of Directors to issue shares of preferred stock with rights senior to those of the common stock and that otherwise could adversely affect the rights and powers, including voting rights and the right to approve or not to approve an acquisition or other change in control, of the holders of common stock, without any further vote or action by the stockholders; and

•	do not provide for cumulative voting for our directors, which may make it more difficult for stockholders owning less than a majority of our stock to elect any directors to our Board of Directors. In addition, we are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more of our voting stock.

These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a premium could reduce the price of our common stock.

If we fail to attract or retain independent directors, we may face unfavorable public disclosure, a halt in the trading of our common stock and delisting from the New York Stock Exchange.

Under the Sarbanes-Oxley Act and the rules and regulations of the New York Stock Exchange, we are required to establish and maintain a board of directors consisting of a majority of independent directors and an audit committee consisting entirely of independent directors. A majority of our directors satisfy the applicable independence requirements, but the loss of any one independent director would result in less than a majority of our directors being independent. All but one of the members of our audit committee satisfy the applicable independence requirements, and we currently rely on an exemption for newly public companies that requires all of the members of our audit committee to satisfy the applicable independence requirements by the first anniversary of our initial public offering, which will be September 2006. We are currently looking for an individual that satisfies the applicable independence requirements to join our board of directors and audit committee. If we fail to maintain a board of directors consisting of a majority of independent directors or if we fail to attract an additional director that satisfies the applicable independence requirements, we will fail to comply with the corporate governance listing requirements of the New York Stock Exchange, which we would be required to publicly disclose, which may in turn cause a reduction in the trading price of our common stock. In addition, our failure to comply with these corporate governance listing requirements may result in a halt in the trading of our common stock and the delisting of our common stock from the New York Stock Exchange, which may result in there being no public market for shares of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our headquarters are located in a leased facility in Las Vegas, Nevada and consist of approximately 40,000 square feet of office space which is under a lease through May 2011. We operate a sales office in approximately 800 square feet of office space in Atlantic City, New Jersey under a lease through August 2006. We believe that these facilities are adequate for our business as presently conducted.

ITEM 3.	LEGAL PROCEEDINGS

On October 22, 2004, we and USA Payments, as co-plaintiffs, filed a complaint in United States District Court, District of Nevada against U.S. Bancorp d/b/a U.S. Bank, Fidelity National Information Services Inc., Fidelity National Information Services Check Services, Inc., Game Financial Corporation and GameCash, Inc. alleging the infringement of our patented “3-in-1 rollover” functionality. In this litigation, we are seeking an injunction against future infringement of the patent and recovery of damages as a result of past infringement of the patent. In their response, the defendants have denied infringement and have asserted patent invalidity. In addition, the defendants have asserted various antitrust and unfair competition counterclaims.

We are also party to and threatened with various legal disputes and proceedings arising from the ordinary course of general business activities. Resolution of these matters is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows; however, the ultimate disposition of any litigation is uncertain.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the New York Stock Exchange under the symbol “GCA” since September 23, 2005. Prior to that time, there was no public market for our stock.

The following table sets forth for the indicated periods, the high and low closing sale prices of our common stock:

Year Ended December 31, 2005	High	Low

Third Quarter (commencing September 23, 2005)	$15.00	$14.01
Fourth Quarter	14.93	12.65

On March 1, 2006, the closing sale price of our common stock on the New York Stock Exchange was $16.95. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to finance our operations and growth. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon earnings, financial condition, operating results, capital requirements, any contractual restrictions and other factors that our board of directors deems relevant. In addition, our secured senior credit facility and the indenture that governs our senior subordinated notes contains limitations on the ability of our principal operating subsidiary, Global Cash Access, Inc., to declare and pay cash dividends. Because we conduct our business through our subsidiaries, as a practical matter these restrictions similarly limit our ability to pay dividends on our common stock.

Unregistered Sales of Equity Securities

In 2005, we granted options to purchase 3,394,430 shares of common stock at $13.99 per share, options to purchase 100,000 shares of common stock at $14.00 per share and options to purchase 10,000 shares of common stock at $13.03 per share to employees and directors pursuant to our 2005 Stock Incentive Plan. These issuances were made in reliance on Rule 701 of the Securities Act.

Use of Proceeds from Public Offering

On September 22, 2005, the Securities and Exchange Commission declared effective the registration statement on Form S-1 (File No. 333-123514) relating to our initial public offering of 16,064,157 shares of common stock, and an additional 2,409,624 shares covered by an over allotment option granted to the underwriters, at an aggregate public offering price of $258.6 million. Of the shares of common stock sold in the offering, 9,000,000 shares were sold by us and 7,064,157 shares were sold by selling stockholders. An additional 1,053,568 shares were sold by us and 1,165,656 shares were sold by selling stockholders pursuant to the underwriters’ exercise of their over allotment option. The aggregate offering price of the amount sold was $256.0 million.

The total proceeds to us from the offering (after deducting $9.9 million in underwriting discounts and commissions, and an estimated $2.0 million in other expenses incurred in connection with the offering) was $130.9 million. We used $90.3 million of these proceeds to retire senior subordinated notes (including a redemption premium and accrued interest), $10.0 million to acquire ownership of the “3-in-1 rollover” patent, and $20.0 million to voluntarily prepay amounts due under the term loan portion of our senior secured credit facility. In December 2005, the remaining $10.5 million of the initial public offering proceeds and cash balances on hand were utilized to prepay an additional $15.0 million of amounts due under the term loan portion of our senior secured credit facility. The use of proceeds described herein does not represent a material change from the use of proceeds described in the initial public offering prospectus we filed with the SEC on September 23, 2005, pursuant to Rule 424(b) of the Securities Act of 1933, as amended.

The offering completed on October 14, 2005. The managing underwriters were Goldman, Sachs & Co. and J.P. Morgan Securities Inc., Banc of America Securities LLC; Bear, Stearns & Co. Inc.; Citigroup Global Markets Inc.; Deutsche Bank Securities Inc.; SG Cowen & Co., LLC; and Wachovia Capital Markets, LLC.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal years ended December 31, 2001, 2002, 2003, 2004 and 2005 have been derived from our audited consolidated financial statements. Our selected consolidated financial data may not be indicative of our future financial condition or results of operations. The pro forma income tax amounts below have been calculated to reflect the taxes that would have been reported had we been subject to federal and state income taxes as a corporation during the periods presented.

	For the Years Ended December 31,
	2001	2002	2003	2004	2005
	(Amounts in thousands, except per share)

Income Statement Data:
Revenues
Cash advance	$174,787	$182,754	$186,547	$209,962	$235,055
ATM	110,074	119,424	132,341	158,433	182,291
Check services	26,614	29,412	26,326	23,768	26,376
Central Credit and other	10,152	10,303	10,500	10,840	10,358

Total revenues	321,627	341,893	355,714	403,003	454,080
Cost of revenues (exclusive of depreciation and amortization)	203,274	216,658	232,463	270,112	309,002

Gross profit (exclusive of depreciation and amortization)	118,353	125,235	123,251	132,891	145,078
Operating expenses	(54,270)	(57,649)	(45,430)	(45,322)	(50,685)
Depreciation and amortization	(16,838)	(11,820)	(14,061)	(13,548)	(12,109)

Operating income	47,245	55,766	63,760	74,021	82,284
Interest expense, net(1)	(5,082)	(4,933)	(5,450)	(32,025)	(51,879)

Income before income tax (provision) benefit and minority ownership loss	42,163	50,833	58,310	41,996	30,405
Income tax (provision) benefit	(442)	(1,451)	(321)	212,346	(8,032)

	For the Years Ended December 31,
	2001	2002	2003	2004	2005
	(Amounts in thousands, except per share)

Income before minority ownership loss	41,721	49,382	57,989	254,342	22,373
Minority ownership loss(2)	420	1,040	400	213	218

Net income	$42,141	$50,422	$58,389	$254,555	$22,591

Earnings per share
Basic	$1.30	$1.57	$1.81	$7.91	$0.49

Diluted	$0.58	$0.71	$0.82	$3.56	$0.30

Weighted average number of shares outstanding:
Basic	32,175	32,175	32,175	32,175	45,643
Diluted	71,500	71,500	71,500	71,566	74,486
Pro forma computation related to conversion to corporation for tax purposes
Income before provision for income taxes and minority ownership loss — historical	$42,163	$50,833	$58,310	$41,996
Income tax provision — historical, exclusive of one-time tax benefit(3)	(442)	(1,451)	(321)	(10,519)
Pro forma income tax provision — unaudited(4)	(16,154)	(16,940)	(20,741)	(4,600)
Minority ownership loss — historical	420	1,040	400	213

Pro forma net income	$25,987	$33,482	$37,648	$27,090

Pro forma earnings per share
Basic	$0.81	$1.04	$1.17	$0.84

Diluted	$0.36	$0.47	$0.53	$0.38

Balance Sheet Data:
(at end of period)
Cash and cash equivalents	$37,500	$57,584	$23,423	$49,577	$35,123
Total assets	276,207	287,039	243,627	496,625	510,418
Total borrowings	—	—	—	478,250	321,412
Stockholders’ deficiency and members’ capital	205,202	202,271	199,247	(56,779)	94,484
Other Data:
Net cash provided by operating activities	73,610	81,964	33,471	75,212	36,583
Net cash used in investing activities(5)	6,295	9,750	7,047	4,861	17,860
Net cash used in financing activities	(56,812)	(52,333)	(63,067)	(43,950)	(33,188)

	December 31,
	2002	2003	2004	2005

Other Data:
Aggregate dollar amount processed (in billions):
Cash advance	$3.6	$3.8	$4.2	$4.7
ATM	$6.2	$6.9	$8.4	$9.9
Check warranty	$1.2	$1.0	$0.9	$1.1
Number of transactions completed (in millions):
Cash advance	8.2	8.1	8.8	9.1
ATM	42.5	45.7	53.2	58.9
Check warranty	6.4	4.9	4.3	4.7

(1)	Interest expense, net, includes interest income and loss on early extinguishment of debt.

(2)	Minority ownership loss represents the portion of the loss from operations of QuikPlay that is attributable to the 40% ownership interest in QuikPlay that is not owned by us.

(3)	In connection with our conversion to a taxable corporate entity for United States income tax purposes, we recognized a net tax asset created by a step up in the tax basis of our net assets due to the Restructuring of Ownership and the Securities Purchase and Exchange Agreement. For purposes of determining the pro forma net income, the recognition of this one-time step up in basis has been excluded from our pro forma tax computation.

(4)	The pro forma unaudited income tax adjustments represent the tax effects that would have been reported had the Company been subject to United States federal and state income taxes as a corporation. Pro forma expenses are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during the period. Actual rates and expenses could have differed had the Company been subject to United States federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to United States federal and state income taxes for all periods presented.

The following table presents the computation of the pro forma income tax expense for all the periods presented (amounts in thousands):

	For the Years Ended December 31,
	2001	2002	2003	2004

Income before income taxes, as reported	$42,163	$50,833	$58,310	$41,996
Effective pro forma income tax rate	39.36%	36.18%	36.12%	36.00%

Pro forma income tax expense	$16,596	$18,391	$21,062	$15,119

(5)	In 2004, net cash used in investing activities includes $1.0 million of non-compete payments to two former executives. In 2005, net cash used in investing activities includes $10.0 million for our acquisition of the 3-in-1 patent.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained herein and the information included in our other filings with the Securities and Exchange Commission. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risk factors discussed under Item 1A. All forward-looking statements and risk factors included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement or risk factor.

Overview

We are a provider of cash access products and related services to the gaming industry in the United States, the United Kingdom, Canada, the Caribbean, Switzerland and Belgium. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including ATM cash withdrawals, credit card cash advances, point-of-sale debit cash advances, check cashing and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments.

We began our operations as a joint venture limited liability company among M&C International and entities affiliated with Bank of America Corporation and First Data Corporation in July 1998. In September 2000, Bank of America Corporation sold its entire ownership interest in us to M&C International and First Data Corporation. In March 2004, Global Cash Access, Inc. issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 and borrowed $260 million under senior secured credit facilities. Global Cash Access Holdings, Inc. was formed to hold all of the outstanding capital stock of Global Cash Access, Inc. and has guaranteed the obligations under the senior secured credit facilities. A substantial portion of the proceeds of these senior subordinated notes and senior secured credit facilities were used to redeem all of First Data Corporation’s interest in us and a portion of M&C International’s interest in us through a recapitalization (the “Recapitalization”), in which Bank of America Corporation reacquired an ownership interest in us. In May 2004, we completed a private equity restructuring (the “Private Equity Restructuring”) in which M&C International sold a portion of its ownership interest in us to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a Delaware corporation. In September 2005, we completed an initial public offering of common stock. In connection with that offering, our various equity securities that were outstanding prior to the offering were converted into common stock. In addition, we became a guarantor, on a subordinated basis, of Global Cash Access, Inc.’s senior subordinated notes.

Other than insubstantial assets that are immaterial in amount and nature, the sole asset of Global Cash Access Holdings, Inc. is the capital stock of Global Cash Access, Inc. The consolidated financial data set forth and discussed below reflects our financial condition as if Global Cash Access, Inc. had been a wholly-owned subsidiary of Global Cash Access Holdings, Inc. during each of periods and at the dates presented.

In connection with our conversion from a limited liability company to a corporation for United States federal income tax purposes, we recognized deferred tax assets and liabilities from the expected tax consequences of differences between the book basis and tax basis of our assets and liabilities at the date of conversion into a taxable entity. Prior to our conversion to a corporation, we operated our business as a limited liability company that was treated as a pass through entity for United States federal income tax purposes, making our owners responsible for taxes on their respective share of our earnings. The pro forma information presented with our consolidated statements of income reflects the expected tax effects had we operated our business through a taxable corporation during all periods presented.

Principal Sources of Revenues and Expenses

We derive our revenues as follows:

Cash Advance.  Cash advance revenues are comprised of transaction fees assessed to gaming patrons in connection with credit card cash advances and POS debit card transactions at the time the transactions are authorized. Such fees are based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash advance or POS debit card transaction amount. The average amount disbursed per cash advance transaction has increased in recent years, contributing to our revenue growth. We expect this trend to continue.

ATM.  ATM revenues are comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and reverse interchange fees paid to us by the patrons’ issuing banks. Cardholder surcharges are recognized as revenue when a transaction is initiated and reverse interchange is recognized as revenue on a monthly basis based on the total transactions occurring during the month. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount. The number of transactions completed at our ATM machines has increased in recent years, contributing to our revenue growth. We expect this trend to continue.

Check Services.  Check services revenues are principally comprised of check warranty revenues and are generally based upon a percentage of the face amount of checks warranted. These fees are paid to us by gaming establishments. In some cases, gaming establishments pass on the fees to patrons. The face amount of checks warranted through us has declined in recent years as patrons increasingly use card-based electronic payment methods. This has led to a decline in our check services revenue. In the last three quarters, however, we have seen growth in check services revenue, but it would be premature to conclude that this is a trend.

Central Credit and Other Revenues.  Central Credit revenues are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated. QuikCredit and QuikMarketing revenues are based upon a fee for a specific service performed, while money transfer revenue is a fixed commission based upon the number of transactions processed.

Our principal costs and expenses include:

Cost of Revenues (Exclusive of Depreciation and Amortization).  Cost of revenues (exclusive of depreciation and amortization) are costs and expenses directly related to the generation of revenue. For cash advance, ATM and, to a lesser extent, check services, we pay a commission to the gaming establishment at which the transaction occurs. Commissions are the largest component of cost of revenues (exclusive of depreciation and amortization). We expect commissions to increase as a percentage of revenue as new contracts are signed or existing contracts are renewed. We pay credit card associations and POS debit networks interchange fees for services they provide in routing transactions through their networks. In addition, we pay fees to participate in various ATM networks. The amounts of these interchange fees are determined by the card associations and networks in their sole discretion, and are subject to increase in their discretion from time to time. Many of our cash advance contracts enable us to pass through to our gaming establishment customers, who may in turn pass through to patrons, the amount of any increase in interchange or processing fees. We expect the major card associations to increase interchange rates at least annually. We pay connectivity and processing fees to our network services providers. We incur warranty expense when checks that we have warranted through our Central Credit check warranty service or that TeleCheck has warranted through its check warranty service are dishonored upon presentment for payment. Our contract with TeleCheck limits our warranty expense for checks warranted by TeleCheck to a maximum percentage of the total face amount of dishonored checks. We have no limits on warranty expense for our Central Credit check warranty service. Other cost of revenues (exclusive of depreciation and amortization) consist primarily of costs related to delivering our Central Credit service and our patron marketing activities.

Operating Expenses.  Operating expenses consist primarily of salaries and benefits, legal expenses, armored carrier expenses, bank fees, telecommunications expenses and the cost of repair and maintenance on our cash access devices.

Interest Expense.  Interest expense includes interest incurred on our senior secured credit facilities and our senior subordinated notes, and the amortization of deferred financing costs. Interest expense also includes the cash usage fees associated with the cash used in our ATM machines.

Interest Income.  We generate interest income on the amount of cash in our bank accounts and on cash that is deposited into accounts to settle our credit card cash advance and POS debit card transactions.

Income Tax.  Our earnings are subject to taxation under the tax laws of the jurisdictions in which we operate. Prior to our conversion to a Delaware corporation, our domestic earnings were not subject to taxation because we were organized as a Delaware limited liability company, which is a flow-through entity for tax purposes. Subsequent to our conversion to a Delaware corporation, our domestic earnings have been subject to corporate taxation.

Minority Interest.  We operate a cashless gaming joint venture with IGT through QuikPlay, of which we own 60% of the equity interests and of which IGT owns 40% of the equity interests. The joint venture was formed to develop and market a cash access product that allows patrons to utilize a debit card to access cash directly at gaming machines. The minority interest shown on the consolidated financial statements reflects the addition to our net income of the 40% of QuikPlay, LLC’s losses that are attributable to IGT.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table sets forth the condensed consolidated results of operations for the years ended December 31, 2005 and December 31, 2004 (amounts in thousands):

	December 31,		December 31,
	2005		2004
	$	%	$	%

Revenues
Cash advance	$235,055	51.8%	$209,962	52.1%
ATM	182,291	40.1	158,433	39.3
Check services	26,376	5.8	23,768	5.9
Central Credit and other revenues	10,358	2.3	10,840	2.7

Total revenues	454,080	100.0	403,003	100.0
Cost of revenues (exclusive of depreciation and amortization)	309,002	68.1	270,112	67.0

Gross profit (exclusive of depreciation and amortization)	145,078	31.9	132,891	33.0
Operating expenses	(50,685)	(11.2)	(45,322)	(11.2)
Depreciation and amortization	(12,109)	(2.7)	(13,548)	(3.4)

Operating income	82,284	18.1	74,021	18.4

Interest income (expense), net	(51,879)	(11.4)	(32,025)	(7.9)

Income before income tax (provision) benefit and minority ownership loss	30,405	6.7	41,996	10.4
Income tax (provision) benefit	(8,032)	(1.8)	212,346	52.7

Income before minority ownership loss	22,373	4.9	254,342	63.1
Minority ownership loss	218	0.0	213	0.1

Net income	$22,591	5.0%	$254,555	63.2%

Income before income tax (provision) benefit and minority ownership loss			$41,996	10.4%
Pro forma provision for income taxes			(15,119)	(3.8)
Minority ownership loss			213	0.1

Pro forma net income			$27,090	6.7%

Total Revenues

Total revenues for the year ended December 31, 2005 were $454.1 million, an increase of $51.1 million, or 12.7%, as compared to the year ended December 31, 2004. This increase was primarily due to the reasons described below.

Cash Advance.  Cash advance revenue for the year ended December 31, 2005 was $235.1 million, an increase of $25.1 million, or 12.0%, as compared to the year ended December 31, 2004. This increase was primarily due to a 12.7% increase in credit card cash advance revenue and a 5.6% increase in POS debit card transaction revenue. The total amount of cash disbursed increased 10.5% from $4.2 billion to $4.7 billion and the number of transactions completed increased 3.2% from 8.8 million to 9.1 million. Revenue per cash advance transaction increased 8.5%, from $23.76 to $25.78. Cash advance revenue from our operations in the United Kingdom for the year ended December 31, 2005 was $7.4 million.

ATM.  ATM revenue for the year ended December 31, 2005 was $182.3 million, an increase of $23.9 million, or 15.1%, as compared to the year ended December 31, 2004. The increase was primarily attributable to a 10.8% increase in the number of transactions from 53.2 million to 58.9 million. Revenue per ATM transaction increased 3.7% from $2.98 to $3.09. There was a 17.7% increase in the total amount of cash disbursed from $8.4 billion to $9.9 billion.

Check Services.  Check services revenue for the year ended December 31, 2005 was $26.4 million, an increase of $2.6 million, or 11.0%, as compared to the year ended December 31, 2004. The face amount of checks warranted increased 20.0% from $0.9 billion to $1.1 billion. The number of checks warranted increased 7.7% from 4.3 million to 4.7 million, while the average face amount per check increased from $217.20 to $242.08. Revenue as a percent of face amount was 2.19% in 2005 as compared to 2.40% for the year ended December 31, 2004, and revenue per transaction increased 1.9% from $5.21 to $5.31. The increases in our check services business were directly attributable to the new Central Credit Check Warranty product that was introduced in 2005. This product expands upon the services offered in our existing TeleCheck warranty product, and has allowed us to obtain some larger check cashing accounts. For 2006, we expect check services revenue to grow as we expand upon our Central Credit Check Warranty product, but our expectation from 2007 and beyond is to see a decline in total check services revenue as patrons increasingly use ATMs, POS debit cards and credit cards to access funds.

Central Credit and Other.  Central Credit and other revenues for the year ended December 31, 2005, were $10.4 million, a decrease of $0.5 million, or 4.4%, as compared to the year ended December 31, 2004. The decrease was primarily a result of pricing concessions given to certain customers in connection with the signing of new contracts for cash access services.

Costs and Expenses

Cost of Revenues (Exclusive of Depreciation and Amortization).  Cost of revenues (exclusive of depreciation and amortization) increased 14.4% from $270.1 million to $309.0 million. The largest component of cost of revenues (exclusive of depreciation and amortization) is commissions, and commissions increased 11.4% in 2005 as contracts were signed or renewed at higher commission rates than experienced in 2004. Included within commission expense is $1.6 million in commission payments to two customers regarding contract terms and conditions that we consider to be unusual in nature. The second-largest component of cost of revenues (exclusive of depreciation and amortization) is interchange; interchange expenses increased 19.8%. Warranty expenses, the third-largest component of cost of revenues (exclusive of depreciation and amortization) increased 35.6%. This increase was primarily the result of the introduction of the Central Credit Check Warranty Product that began full scale operations in 2005. We expect that commissions and interchange will continue to increase, and we expect that in 2006 cost of revenues (exclusive of depreciation and amortization) will increase at a rate faster than revenues.

Primarily as a result of the factors described above, gross profit (exclusive of depreciation and amortization) increased 9.2%, from $132.9 million to $145.1 million. We expect that, even though cost of revenues (exclusive of depreciation and amortization) will grow more rapidly than revenues, gross profit (exclusive of depreciation and amortization) will increase in 2006.

Operating Expenses.  Operating expenses for the year ended December 31, 2005 were $50.7 million, an increase of $5.4 million, or 11.8%, as compared to the year ended December 31, 2004. Included in operating expenses in 2005 is $1.1 million of expense that we consider to be unusual in nature related to the write-off of a receivable from a check services provider. Excluding these unusual expenses, operating expenses in 2005 would have been $49.6 million, an increase of $4.3 million, or 9.4%, from 2004. This increase is primarily due to additional staffing requirements to support the Company’s additional responsibilities of being a publicly traded entity. Operating expenses for 2005 also included significant legal expenses associated with the Company’s patent infringement lawsuit regarding its “3-in-1 Rollover” patent. For year ended December 31, 2005, legal fees incurred in this effort were $2.1 million. The Company intends to continue to incur these expenses until such time as a satisfactory resolution of the matter is concluded. We believe that excluding the unusual items for 2005 provides a more representative understanding of our 2005 operating expenses. We expect that operating expenses will increase in 2006 at a rate of growth lower than the rate of growth in cost of revenues (exclusive of depreciation and amortization).

Depreciation and Amortization.  Depreciation expense for the year ended December 31, 2005 was $6.8 million, a decrease of $1.1 million, or 13.5%, as compared to the year ended December 31, 2004. The decrease was primarily due to a certain fixed assets acquired as part of various acquisitions in 2000 becoming fully depreciated in 2005 yet remaining in service. Amortization expense, which relates principally to computer software and customer contracts, decreased $0.4 million from $5.7 million to $5.3 million, as a result of certain capitalized software projects becoming fully amortized.

Primarily as a result of the factors described above, operating income for the year ended December 31, 2005 was $82.3 million, an increase of $8.3 million, or 11.2%, as compared to the year ended December 31, 2004.

Interest Income (Expense), Net.  Interest income (expense), net, was $51.9 million in 2005, an increase of $19.9 million, or 62.0%, from $32.0 million in 2004. Interest income was $1.8 million in 2005, an increase of $0.5 million, or 37.7%, as compared to 2004. Interest expense for the year ended December 31, 2005, was $44.2 million, an increase of $10.8 million, or 32.5%, as compared to December 31, 2004. Interest expense on borrowings (including amortization of deferred financing costs) was $33.9 million in 2005 as compared to $27.6 million in 2004. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $10.2 million in 2005 as compared to $5.7 million in 2004, an increase of $4.5 million or 79.0%. The increase resulted primarily from increases in the LIBOR rate on which those funds are priced. The loss on early extinguishment of debt of $9.5 million in 2005 was a result of the $7.2 million premium paid to retire $82.25 million of the Company’s senior subordinated notes and the write-off of $2.3 million of capitalized debt issuance costs associated with these borrowings.

Primarily as a result of the foregoing, income before income tax (provision) benefit and minority ownership loss was $30.4 million for the year ended December 31, 2005, a decrease of $11.6 million, or 27.6%, as compared to the prior year.

Income Tax.  Income tax expense of $8.0 million for the year ended December 31, 2005, represents foreign income tax expense of $1.2 million, United States state and federal income tax expense of $9.9 million, and the benefit associated with the final adjustment to the value of the deferred tax asset created by the Recapitalization and the Private Equity Restructuring of $3.1 million.

Our determination of the amount of the deferred tax asset depends upon the gain reported by the sellers in both the Recapitalization and the Private Equity Restructuring. This adjustment was derived from information contained in the former partners final 2004 partnership income tax returns filed with the Internal Revenue Service in the fourth quarter of 2005. We expect that the deferred tax asset will be amortized over the 15 year period ending in May 2019, with the result that our United States federal income taxes paid (to the extent that we have taxable income) will be approximately $16.5 million lower per year than the amount we record as income tax expense during that period. We expect that in 2006 the provision for income tax expense will be approximately 36% of income before income tax (provision) benefit and minority ownership loss.

Primarily as a result of the foregoing, income before minority ownership loss was $22.4 million for the year ended December 31, 2005, a decrease of $232.0 million, or 91.2%, as compared to the prior year.

Minority Ownership Loss.  Minority ownership loss attributable to QuikPlay, LLC for the year ended December 31, 2005 was $218 thousand, virtually unchanged from $213 thousand as compared to the year ended December 31, 2004. We expect that QuikPlay, LLC will record a loss in 2006 as well.

Primarily as a result of the foregoing, net income was $22.6 million for the year ended December 31, 2005, a decrease of $232.0 million, or 91.1%, as compared to the prior year.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The following table sets forth the condensed consolidated results of operations for the years ended December 31, 2004 and December 31, 2003 (amounts in thousands):

	December 31,		December 31,
	2004		2003
	$	%	$	%

Revenues
Cash advance	$209,962	52.1%	$186,547	52.4%
ATM	158,433	39.3	132,341	37.2
Check services	23,768	5.9	26,326	7.4
Central Credit and other revenues	10,840	2.7	10,500	3.0

Total revenues	403,003	100.0	355,714	100.0
Cost of revenues (exclusive of depreciation and amortization)	270,112	67.0	232,463	65.4

Gross profit (exclusive of depreciation and amortization)	132,891	33.0	123,251	34.6
Operating expenses	(45,322)	(11.2)	(45,430)	(12.8)
Depreciation and amortization	(13,548)	(3.4)	(14,061)	(4.0)

Operating income	74,021	18.4	63,760	17.9

Interest income (expense), net	(32,025)	(7.9)	(5,450)	(1.5)

Income before income tax benefit (provision) and minority ownership loss	41,996	10.4	58,310	16.4
Income tax benefit (provision)	212,346	52.7	(321)	(0.1)

Income before minority ownership loss	254,342	63.1	57,989	16.3
Minority ownership loss	213	0.1	400	0.1

Net income	$254,555	63.2%	$58,389	16.4%

Income before income tax benefit (provision) and minority ownership loss	$41,996	10.4%	$58,310	16.4%
Pro forma provision for income taxes	(15,119)	(3.8)	(21,062)	(5.9)
Minority ownership loss	213	0.1	400	0.1

Pro forma net income	$27,090	6.7%	$37,648	10.6%

Total Revenues

Total revenues for the year ended December 31, 2004 were $403.0 million, an increase of $47.3 million, or 13.3%, as compared to the year ended December 31, 2003. This increase was primarily due to the reasons described below.

Cash Advance.  Cash advance revenue for the year ended December 31, 2004 was $210.0 million, an increase of $23.4 million, or 12.6%, as compared to the year ended December 31, 2003. This increase was primarily due to a 51.2% increase in POS debit card transaction revenue and a 9.4% increase in credit card cash advance revenue. The total amount of cash disbursed increased 12.0% from $3.8 billion to $4.2 billion and the number of transactions completed increased 8.6% from 8.1 million to 8.8 million. Revenue per cash advance transaction increased 3.6%, from $22.93 to $23.76.

ATM.  ATM revenue for the year ended December 31, 2004 was $158.4 million, an increase of $26.1 million, or 19.7%, as compared to the year ended December 31, 2003. The increase was primarily attributable to a 16.4% increase in the number of transactions from 45.7 million to 53.2 million. Revenue per ATM transaction increased 2.9% from $2.90 to $2.98. There was a 21.9% increase in the total amount of cash disbursed from $6.9 billion to $8.4 billion.

Check Services.  Check services revenue for the year ended December 31, 2004 was $23.8 million, a decrease of $2.6 million, or 9.7%, as compared to the year ended December 31, 2003. The face amount of checks warranted declined 9.0% from $1.0 billion to $0.9 billion. The number of checks warranted decreased 12.0% from 4.9 million to 4.3 million, while the average face amount per check warranted increased from $209.89 to $217.20. Check warranty revenue as a percent of face amount warranted was 2.40% in 2004 as compared to 2.46% for the year ended December 31, 2003, and revenue per check warranty transaction increased 0.8% from $5.17 to $5.21.

Central Credit and Other.  Central Credit and other revenues for the year ended December 31, 2004, were $10.8 million, an increase of $0.3 million, or 3.2%, as compared to the year ended December 31, 2003. The increase was primarily a result of our prior year price increases being in effect for the entire year and increases in our marketing revenue.

Costs and Expenses

Cost of Revenues (Exclusive of Depreciation and Amortization).  Cost of revenues (exclusive of depreciation and amortization) increased 16.2% from $232.5 million to $270.1 million. The largest component of cost of revenues (exclusive of depreciation and amortization) is commissions, and commissions increased 17.2% in 2004 as contracts were signed or renewed at higher commission rates than experienced in 2003. The second-largest component of cost of revenues (exclusive of depreciation and amortization) is interchange; interchange expenses increased 16.0%. Warranty expenses increased 3.3% even as check service revenue declined.

Primarily as a result of the factors described above, gross profit (exclusive of depreciation and amortization) increased 7.8%, from $123.3 million to $132.9 million.

Operating Expenses.  Operating expenses for the year ended December 31, 2004 were $45.3 million, a decrease of $0.1 million, or 0.2%, as compared to the year ended December 31, 2003. Operating expenses in 2004 include several expenses aggregating $6.1 million that we consider to be unusual in nature. These expenses consist of $2.3 million in settlement and related expenses of a lawsuit, $1.5 million in payment of disputed Canadian taxes, $1.8 million in expenses related to the Private Equity Restructuring, and $0.5 million of other unusual expenses. Excluding these unusual expenses, operating expenses in 2004 would have been $39.2 million, a reduction of $6.2 million, or 13.6%, from 2003. This reduction is primarily due to the full year of cost savings that were obtained through various initiatives in 2003, including the restructuring of certain ATM service contracts, headcount reductions, and renegotiation of the TeleCheck agreement. We believe that excluding the unusual items for 2004 provides a more representative understanding of our 2004 operating expenses.

Depreciation and Amortization.  Depreciation expense for the year ended December 31, 2004 was $7.9 million, an increase of $0.3 million, or 4.3%, as compared to the year ended December 31, 2003. The increase was primarily due to the procurement of additional ATM equipment. Amortization expense, which relates principally to computer software and customer contracts, decreased $0.8 million from $6.5 million to $5.7 million, as a result of certain capitalized software projects becoming fully amortized.

Primarily as a result of the factors described above, operating income for the year ended December 31, 2004 was $74.0 million, an increase of $10.3 million, or 16.1%, as compared to the year ended December 31, 2003.

Interest Income (Expense), Net.  Interest income was $1.3 million in 2004, essentially unchanged from $1.3 million in 2003. Interest expense for the year ended December 31, 2004, was $33.3 million, an increase of $26.6 million, or 393.1%, as compared to December 31, 2003. The increase is primarily due to the borrowings incurred in March 2004 in connection with the Recapitalization. Interest expense on borrowings (including amortization of deferred financing costs) was $27.6 million in 2004 as compared to $0 in 2003. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $5.7 million in 2004 as compared to $6.8 million in 2003, a reduction of $1.0 million or 15.5%. The reduction resulted primarily from a more favorable supply agreement for ATM cash that was entered into in June 2004.

Primarily as a result of the foregoing, income before income tax benefit (provision) and minority ownership loss was $42.0 million for the year ended December 31, 2004, a decrease of $16.3 million, or 28.0%, as compared to the prior year.

Income Tax.  For all of 2003, we operated as a limited liability company. As a consequence, all of our United States federal and state tax obligations were passed through to our members and we recorded no provision for such taxes. Income tax expense of $0.3 million in 2003 was entirely attributable to income taxes in non-United States jurisdictions. In 2004, we operated as a limited liability company up until May 14, 2004, at which point we converted to a Delaware corporation and elected to be taxed at the corporate level. United States income tax obligations for the period prior to May 14, 2004, were passed through to our members. Income tax benefit of $212.3 million for the year ended December 31, 2004, represents foreign income tax expense of $1.7 million, United States state and federal income tax expense of $8.8 million, and the estimated realization of a net deferred tax asset created by the Recapitalization and the Private Equity Restructuring of $222.9 million.

The amount of the net deferred tax asset will depend upon the ultimate gain reported by the sellers in both the Recapitalization and the Private Equity Restructuring. The amount included as income in 2004 is based on current estimates of those gains. To the extent that we receive revised information about the gain realized by the sellers, we will be obligated to recompute the deferred tax asset, and changes in the balance of the deferred tax asset will be recognized as income tax benefit or expense in the period in which we receive the revised information.

Primarily as a result of the foregoing, income before minority ownership loss was $254.3 million for the year ended December 31, 2004, an increase of $196.4 million, or 338.6%, as compared to the prior year.

Minority Ownership Loss.  Minority ownership loss attributable to QuikPlay, LLC for the year ended December 31, 2004 was $0.2 million, a decrease of $0.2 million as compared to the year ended December 31, 2003. This decrease was primarily due to a full year of revenue being realized in 2004 as opposed to only a partial year in 2003.

Primarily as a result of the foregoing, net income was $254.6 million for the year ended December 31, 2004, an increase of $196.2 million, or 336.0%, as compared to the prior year.

Critical Accounting Policies

The preparation of our financial statements in conformity with United States GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions. You should review the notes to our consolidated financial statements for a summary of these policies. We believe that our estimates and assumptions are reasonable, based upon information presently available; however, actual results may differ from these estimates under different assumptions or conditions.

Goodwill

We have approximately $156.8 million in net unamortized goodwill on our consolidated balance sheet at December 31, 2005 resulting from our acquisition of other businesses. A new accounting standard adopted in 2002 requires an annual review of goodwill and other non-amortizing intangible assets for impairment. We completed our initial assessment for impairment of goodwill and determined that no impairment was necessary at that time. Our most recent annual assessment was performed as of October 1, 2005 and it was determined that no impairment adjustment was necessary at that time. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates, which could significantly affect our results of operations.

Revenue Recognition

We recognize revenue when evidence of an arrangement exists, services have been rendered, our price fixed or determinable and collectibility is reasonably assured. We evaluate our revenue streams for proper timing of revenue recognition.

Cash advance revenue is comprised of upfront patron transaction fees assessed at the time the transaction is initiated and a percentage of the face amount of the cash advance. Cash advance revenue is recognized at the point that a negotiable money order instrument is generated by the casino cashier.

ATM revenue is comprised of upfront patron transaction fees assessed at the time the transaction is initiated and a percentage of interchange fees paid by the patron’s issuing bank. These issuing banks share the interchange revenue, or reverse interchange, with us to cover the costs we incur to acquire the ATM transaction. Upfront patron transaction fees are recognized when a transaction is authorized, and reverse interchange is recognized on a monthly basis.

Check services revenue is generally contractually based upon a percentage of the face amount of total checks warranted. Check services revenue is recognized on a monthly basis.

Central Credit revenue is based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated. This revenue is recognized on a monthly basis. QuikCredit revenue is comprised of the upfront patron transaction fee assessed at the time the transaction is initiated and is a percentage of the face amount of the check provided by the patron to the gaming establishment. Revenue derived from our patron marketing products and services is recognized upon completion of services.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, which is consistent with the terms of the award, or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, that is, the requisite service period (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

On April 14, 2005, the Securities and Exchange Commission (“SEC”) issued a rule that amends the required compliance dates for SFAS 123(R). The new SEC rule allows companies to delay implementing SFAS 123(R) until the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, and we currently estimate that will result in stock-based compensation expense of approximately $6.3 million in 2006.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, amending APB 29, which treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will adopt this standard in 2006 and we do not expect it to have a material impact on our results of operations, financial position or cash flows.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for

Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is was effective December 31, 2005. The adoption of FIN 47 did not have a material effect on the Company’s results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect correction of errors made. SFAS 154 is effective for accounting charges and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this standard in 2006 and we do not expect the initial adoption to have a material impact on our results of operations, financial position or cash flows.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2005 and 2004, respectively:

	Years Ended December 31,
	2005	2004

Net cash provided by operating activities	$36,583	$75,212
Net cash used in investing activities	(17,860)	(4,861)
Net cash used in financing activities	(33,188)	(43,950)
Net effect of exchange rates on cash and cash equivalents	11	(247)

Net (decrease) increase in cash and cash equivalents	(14,454)	26,154
CASH AND CASH EQUIVALENTS — Beginning of period	49,577	23,423

CASH AND CASH EQUIVALENTS — End of period	$35,123	$49,577

Our principal source of liquidity is cash flows from operating activities, which were $36.6 million and $75.2 million for the years ended December 31, 2005 and 2004, respectively. Our cash flows from operating activities are influenced by changes in settlement receivables and the timing of payments related to settlement liabilities. As a result, our cash flows from operating activities have changed and may in the future change substantially based upon the timing of our settlement liability payments. We calculate our net cash position as cash and cash equivalents plus settlement receivables less settlement liabilities. The following table presents our net cash position at year-end for the last two fiscal years:

	December 31,
	2005	2004

Cash and cash equivalents	$35,123	$49,577
Settlement receivables	60,164	30,357
Settlement liabilities	(59,782)	(42,192)

Net cash position	$35,505	$37,742

Net cash used in investing activities totaled $17.9 million and $4.9 million for the years ended December 31, 2005 and 2004, respectively. Included in net cash used in investing activities were funds spent on software development in the amounts of $0.6 million and $0.6 million, and funds spent on the procurement of cash access equipment, computer and other hardware in the amounts of $6.5 million and $3.2 million for the years ended December 31, 2005 and 2004, respectively. In 2005 we paid $10.0 million for the purchase of the “3-in-1 rollover” patent from USA Payments. In 2004, we also made severance payments in the aggregate amount of $1.0 million to two departing executives in consideration of covenants not to compete with us for a period of two years. We have capitalized those non-compete agreements and are amortizing them over the term of the non-compete period. We have met our capital requirements to date through cash flows from operating activities.

Net cash used in financing activities was $33.2 million and $44.0 million for the years ended December 31, 2005 and 2004, respectively. In 2005, we completed an initial public offering of our common stock that resulted in net proceeds, after underwriting discounts and commissions, of $130.9 million. We utilized these proceeds and existing cash balances to repay $157.2 million in scheduled and voluntary debt principal and debt issuance costs incurred in connection with the amendment of our senior secured credit facility. Net cash used in financing activities in 2004 is the result of $464.3 million in net borrowings (which include debt repayments, and payments for debt issuance costs), $508.6 million of distributions on or redemptions of membership interests, and $0.3 million in capital contributions from IGT related to QuikPlay, LLC, our joint venture with IGT.

Indebtedness

On March 10, 2004 we entered into senior secured credit facilities arranged by Banc of America Securities LLC with Bank of America, N.A. as administrative agent in an aggregate principal amount of $280.0 million, consisting of a five-year revolving credit facility of $20.0 million and a six-year term loan facility of $260.0 million. Proceeds of the term loan under the senior secured credit facilities were used to finance in part the Recapitalization and to pay related fees and expenses. The revolving credit facility will be used to provide ongoing working capital and for other general corporate purposes. Amounts available under this revolving credit were reduced by $3.1 million of letters of credit outstanding at December 31, 2005. The terms of our senior secured credit facilities require that a significant portion of our excess cash flow be devoted to reducing amounts outstanding under these facilities. In 2005, we made voluntary prepayments under the term loan, which satisfy our obligations for excess cash flow sweep repayments for 2005. Under the terms of our senior secured credit facilities we are required to maintain financial covenants related to our leverage ratio, senior leverage ratio and fixed charge cover ratio. Additionally, we have a covenant related to our allowable capital expenditures. We believe we were in compliance with all of our debt covenants as of December 31, 2005.

On April 14, 2005, we entered into an Amended and Restated Credit Agreement pursuant to which some of the terms in our senior secured credit facilities were modified. Among other things, the Amended and Restated Credit Agreement and related documents provide the following:

•	the Applicable Margin over LIBOR on which our interest expense is based was reduced from 275 basis points to 225 basis points, with further reductions possible dependent on our leverage ratio and credit ratings. Based upon our leverage ratio at December 31, 2005 and an upgrade of our debt ratings by Moody’s Investors Service in January 2006, we expect that the Applicable Margin will be reduced to 175 basis points as of April 1, 2006. Until April 14, 2006, we will be required to pay as a fee to Banc of America Securities, our agent with respect to the Amended Agreement, 50% of the savings in interest expense between what we would have paid under the terms of the original credit facility and what we actually pay. This fee for issuance costs will be paid monthly and is capitalized as part prepaid expenses, and amortized to interest expense in our financial statements;

•	the Excess Cash Flow Sweep percentage reduces from 75% to 50% at leverage levels below 4.25x and is eliminated at leverage levels below 3.0x;

•	the requirement to devote 50% of the net proceeds from our initial public offering to prepay borrowings under the Term Loan was eliminated;

•	we became obligated to use a portion of the net proceeds from our initial public offering to redeem 35% of the senior subordinated notes at the redemption price specified in the Indenture governing the notes; and

•	capital expenditures may not exceed $8 million per annum.

The Amended and Restated Credit Agreement contains financial and other restrictive covenants that limit our ability to engage in activities that we may believe to be in our long-term best interests. These restrictions include, among other things, limits on our ability to make investments, pay dividends, incur debt, sell assets, or merge with or acquire another entity. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our debt. In 2006, two matters may require us to get waivers or modifications of these covenants. First, we expect that our capital expenditures in 2006 will exceed the amounts allowed under the credit facilities due to capital expenditures we expect to incur in connection with commencing operations under our contract with MGM MIRAGE. Second, our efforts to obtain money transmitter licenses may require us to secure letters of credit or surety bonds in excess of the amounts currently allowed. We may address these risks by seeking modifications or waivers of our existing agreements, by refinancing those agreements, or both. If we are unable to get these matters waived, modified or refinanced, an event of default could occur which, if not cured or waived, could result in the acceleration of all of our debt.

On March 10, 2004, we completed a private placement offering of $235.0 million 8 3/4% senior subordinated notes due 2012. On October 14, 2004, we completed an exchange offer of the notes for registered notes of like tenor and effect (the “Notes”). All of the Global Cash Access, Inc.’s existing and future domestic wholly owned subsidiaries are guarantors of the Notes on a senior subordinated basis. In addition, effective upon the closing of our initial public offering of common stock, we guaranteed, on a subordinated basis, all of Global Cash Access, Inc.’s obligations under the Notes.

Interest on the Notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. On October 31, 2005, $82.25 million or 35% of these Notes were redeemed at a price of 108.75% of face, out of the net proceeds from our initial public offering. On or after March 15, 2008, we can redeem all or a portion of the Notes at redemption prices of 104.375% on or after March 15, 2008, 102.188% on or after March 15, 2009 or 100.000% on or after March 15, 2010.

The following is a summary of our contractual cash obligations as of December 31, 2005, including our senior subordinated notes and our senior secured credit facilities:

			2 - 3	4 - 5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
	(Amounts in thousands)

Long-term debt	$321,412	$9,242	$18,483	$140,937	$152,750
Estimated interest payments(1)	143,402	28,420	55,037	39,897	20,048
Operating leases	2,236	522	1,001	713	—

Total cash obligations	$467,050	$38,184	$74,521	$181,547	$172,798

(1)	– Estimated interest payments are computed using the interest rate in effect at December 31, 2005 multiplied by the principal balance outstanding after scheduled principal amortization payments. For the senior secured credit facility and the senior subordinated notes the rates assumed are 6.64% and 8.75%, respectively.

Other Liquidity Needs and Resources

On September 23, 2005, we completed an initial public offering of 9.0 million shares of common stock, and on October 12, 2005, the underwriters exercised their over allotment option to purchase an additional 1.1 million shares of our common stock. The total proceeds to us from the offering (after deducting underwriting discounts and commissions) was $130.9 million. We used $90.3 million of these proceeds to redeem senior subordinated notes (including a redemption premium and accrued interest), $10.0 million to acquire ownership of the “3-in-1 rollover” patent, and $20.0 million to voluntarily prepay amounts due under the term loan portion of our senior secured credit facility. In December 2005, the remaining $10.5 million of the initial public offering proceeds and cash balances on hand were utilized to prepay an additional $15.0 million of amounts due under the term loan portion of our senior secured credit facility.

Bank of America, N.A. supplies us with currency needed for normal operating requirements of our ATMs pursuant to a treasury services agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by the average London Interbank Offered Rate, or LIBOR, for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR rate increases. As of December 31, 2005, the rate in effect, inclusive of the 25 basis points margin, was 4.7%, and the currency supplied by Bank of America, N.A. pursuant to this agreement was $377.1 million.

We need supplies of cash to support our foreign operations. For some foreign jurisdictions, such as the United Kingdom, applicable law and cross-border treaties allow us to transfer funds between our domestic and foreign operations efficiently. For other foreign jurisdictions, we must rely on the supply of cash generated by our operations in those foreign jurisdictions, and the cost of repatriation is prohibitive. For example, CashCall Systems, Inc., the subsidiary through which we operate in Canada, generates a supply of cash that is sufficient to support its operations, and all cash generated through such operations is retained by CashCall Systems, Inc. As we expand our operations into new foreign jurisdictions, we must rely on treaty-favored cross-border transfers of funds, the supply of cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.

We operate a cashless gaming joint venture with IGT through QuikPlay, of which we own 60% of the equity interests and IGT owns 40% of the equity interests. The joint venture was formed to develop and market a cash access product that allows patrons to utilize a debit card to access cash directly at gaming machines. Pursuant to the terms of our agreement with IGT, we are obligated to invest up to our pro rata share of $10.0 million in capital to QuikPlay. Our obligation to invest additional capital in QuikPlay is conditioned upon capital calls, which are in our sole discretion. As of December 31 2005, we had invested a total of $3.7 million in QuikPlay.

We believe that borrowings available under our senior secured credit facilities together with our anticipated operating cash flows will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest and principal payments on the Notes and under our senior secured credit facilities through at least the next 12 months and for the foreseeable future. We may seek, if necessary or otherwise advisable and to the extent permitted under the indenture governing the notes and the terms of the senior secured credit facilities, additional financing through bank borrowings or public or private debt or equity financings. We cannot assure you that additional financing, if needed, will be available to us, or that, if available, the financing will be on terms favorable to us. The terms of any additional debt or equity financing that we may obtain in the future could impose additional limitations on our operations and/or management structure. We also cannot assure you that our estimates of our reasonably anticipated liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

Off-Balance Sheet Arrangements

We obtain currency to meet the normal operating requirements of our domestic ATMs and ACMs pursuant to a treasury services agreement with Bank of America, N.A. Under this agreement, all currency supplied by Bank of America, N.A. remains the sole property of Bank of America, N.A. at all times until it is dispensed, at which time Bank of America, N.A. obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. Because Bank of America, N.A. obtains an interest in our settlement receivables, there is no liability reflected on our balance sheet corresponding to the supplied cash. The fees that we pay to Bank of America, N.A. pursuant to the treasury services agreement are reflected as interest expense in our financial statements. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

As of December 31, 2005, we have $3.0 million in standby letters of credit outstanding as a collateral security for First Data Corporation (“FDC”) related to a Sponsorship Indemnification Agreement whereby First Data agreed to continue their guarantee of performance for us to Bank of America for our sponsorship as a Bank Identification Number (“BIN”) and Interbank Card Association (“ICA”) licensee under the applicable Visa and MasterCard rules. GCA has agreed to indemnify FDC and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. Additionally, we had $0.1 million in standby letters of credit issued and outstanding as collateral on surety bonds for certain licenses held related to our Nevada check cashing licenses.

Effects of Inflation

Our monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Our non-monetary assets, consisting primarily of our deferred tax asset, goodwill and other intangible assets, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our operating expenses, such as those for salaries and benefits, armored carrier expenses, telecommunications expenses and equipment repair and maintenance services, which may not be readily recoverable in the financial terms under which we provide our cash access products and services to gaming establishments and their patrons.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk. We operate and conduct business in foreign countries and, as a result, are exposed to movements in foreign currency exchange rates. Our exposure to foreign currency exchange risk related to our foreign operations is not material to our results of operations, cash flows or financial position. At present, we do not hedge this risk, but continue to evaluate such foreign currency translation risk exposure. At present, we do not hold any derivative securities of any kind.

Bank of America, N.A. supplies us with currency needed for normal operating requirements of our domestic ATMs and ACMs pursuant to a treasury services agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR rate increases. As of December 31, 2005, the rate in effect, inclusive of the 25 basis points margin, was 4.7% and the currency supplied by Bank of America, N.A. pursuant to this agreement was $377.1 million. Based upon the average outstanding amount of currency to be supplied by Bank of America pursuant to this agreement during 2005, which was $277.7 million, each 1% change in the applicable LIBOR rate would have a $2.8 million impact on income before tax benefit and minority ownership loss over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. Our interest expense on these credit facilities is the applicable LIBOR rate plus a margin on 225 basis points for the term loan portion and LIBOR plus 225 basis points for the revolving credit portion. The margin for the term loan portion may decrease if our leverage ratio, as defined, decreases. At December 31, 2005, we had $0 drawn under the revolving credit portion and we had $168.6 million outstanding under the term loan portion at an interest rate, including the margin, of 6.6%. Based upon the outstanding balance on the term loan of $168.6 million on December 31, 2005, each 1% increase in the applicable LIBOR rate would add an additional $1.7 million of interest expense over a 12-month period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Cash Access Holdings, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Global Cash Access Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Cash Access Holdings, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 22, 2006

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
	(Amounts in thousands, except par value)

ASSETS
Cash and cash equivalents	$35,123	$49,577
Settlement receivables	60,164	30,357
Receivables, other	7,355	4,641
Prepaid and other assets	10,959	13,725
Property, equipment and leasehold improvements, net	10,579	10,341
Goodwill, net	156,756	156,733
Other intangibles, net	22,006	16,546
Deferred income taxes, net	207,476	214,705

Total assets	$510,418	$496,625

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
LIABILITIES:
Settlement liabilities	$59,782	$42,192
Accounts payable	20,413	20,617
Accrued expenses	14,178	12,258
Borrowings	321,412	478,250

Total liabilities	415,785	553,317

COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTEREST	149	87
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock — series A, $0.001 par value, 500,000 and 97,500 shares authorized and 81,554 and 31,775 shares outstanding at December 31, 2005 and 2004, respectively	82	32
Common stock — series B, $0.001 par value, 0 and 13,000 shares authorized and 0 and 400 shares outstanding at December 31, 2005 and 2004, respectively	—	—
Convertible preferred stock — series A, $0.001 par value, 50,000 and 39,325 shares authorized and 0 and 31,720 shares outstanding at December 31, 2005 and 2004, respectively	—	32
Convertible preferred stock — series B, $0.001 par value, 0 and 13,000 shares authorized and 0 and 7,605 shares outstanding at December 31, 2005 and 2004, respectively	—	8
Additional paid in capital	128,886	—
Accumulated deficit	(36,210)	(58,801)
Accumulated other comprehensive income	1,726	1,950

Total stockholders’ equity (deficiency)	94,484	(56,779)

Total liabilities and stockholders’ equity (deficiency)	$510,418	$496,625

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands,
	except earnings per share)

REVENUES:
Cash advance	$235,055	$209,962	$186,547
ATM	182,291	158,433	132,341
Check services	26,376	23,768	26,326
Central Credit and other revenues	10,358	10,840	10,500

Total revenues	454,080	403,003	355,714
COST OF REVENUES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)	309,002	270,112	232,463

GROSS PROFIT (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)	145,078	132,891	123,251
Operating expenses	(50,685)	(45,322)	(45,430)
Amortization	(5,295)	(5,672)	(6,508)
Depreciation	(6,814)	(7,876)	(7,553)

OPERATING INCOME	82,284	74,021	63,760

INTEREST INCOME (EXPENSE), NET:
Interest income	1,815	1,318	1,312
Interest expense	(44,165)	(33,343)	(6,762)
Loss on early extinguishment of debt	(9,529)	—	—

Total interest income (expense), net	(51,879)	(32,025)	(5,450)

INCOME BEFORE INCOME TAX (PROVISION) BENEFIT AND MINORITY OWNERSHIP LOSS	30,405	41,996	58,310
INCOME TAX (PROVISION) BENEFIT	(8,032)	212,346	(321)

INCOME BEFORE MINORITY OWNERSHIP LOSS	22,373	254,342	57,989
MINORITY OWNERSHIP LOSS	218	213	400

NET INCOME	22,591	254,555	58,389
Foreign currency translation	(224)	209	2,054

COMPREHENSIVE INCOME	$22,367	$254,764	$60,443

Earnings per share
Basic	$0.49	$7.91	$1.81

Diluted	$0.30	$3.56	$0.82

Weighted average number of common shares outstanding:
Basic	45,643	32,175	32,175
Diluted	74,486	71,566	71,500

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2005, 2004 and 2003

	2004	2003
	(Amounts in thousands, except earnings per share)

PRO FORMA COMPUTATION RELATED TO CONVERSION TO CORPORATION FOR INCOME TAX PURPOSES
Income before income tax benefit (provision) and minority ownership loss — historical	$41,996	$58,310
Income tax provision — historical, exclusive of tax benefit, net	(10,519)	(321)
Pro forma income tax provision (unaudited)	(4,600)	(20,741)
Minority ownership loss — historical	213	400

PRO FORMA NET INCOME (UNAUDITED)	$27,090	$37,648

Pro forma earnings per share:
Basic	$0.84	$1.17

Diluted	$0.38	$0.53

Pro forma weighted average number of common shares outstanding
Basic	32,175	32,175
Diluted	71,566	71,500

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL CASH ACCESS, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the Years Ended December 31, 2004, 2003 and 2002

											Accumulated
	Common Stock — Series A		Common Stock — Series B		Preferred Stock — Series A		Preferred Stock — Series B		Additional		Other
	Number of		Number of		Number of		Number of		Paid in	Accumulated	Comprehensive	Members’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Capital	Total
	(Amounts in thousands, except shares)

BALANCE — January 1, 2003	—	$—	—	$—	—	$—	—	$—	$—	$—	$(313)	$202,584	$202,271
Net income												58,389	58,389
Foreign currency translation											2,054		2,054
Distributions to members												(63,467)	(63,467)

BALANCE — December 31, 2003	—	—	—	—	—	—	—	—	—	—	1,741	197,506	199,247
Net income before change in tax status												227,121	227,121
Foreign currency translation											209		209
Distributions to members												(73,028)	(73,028)
Deemed distributions to members												(3,166)	(3,166)
Deemed contributions from members												964	964
Redemption of membership units												(435,560)	(435,560)
Change in tax status from a limited liability company to a corporation on May 14, 2004	31,775,250	32	399,750	—	31,720,000	32	7,605,000	8	—	(86,235)		86,163	—
Net income after change in tax status	—	—	—	—	—	—	—	—	—	27,434	—	—	27,434

BALANCE — December 31, 2004	31,775,250	$32	399,750	$—	31,720,000	$32	7,605,000	$8	$—	$(58,801)	$1,950	$—	$(56,779)
Net income										22,591			22,591
Foreign currency translation											(224)		(224)
Conversion of all series shares into common A shares	39,724,750	40	(399,750)	—	(31,720,000)	(32)	(7,605,000)	(8)					—
Offering of common stock	10,053,568	10	—	—	—	—	—	—	128,886	—	—	—	128,896

BALANCE — December 31, 2005	81,553,568	$82	—	$—	—	$—	—	$—	$128,886	$(36,210)	$1,726	$—	$94,484

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,591	$254,555	$58,389
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	1,942	1,618	—
Amortization of intangibles	5,295	5,672	6,508
Depreciation	6,814	7,876	7,553
Loss on sale or disposal of assets	47	179	458
Loss on early extinguishment of debt	9,529	—	—
Provision for bad debts	1,100	—	—
Deferred income taxes	7,228	(214,665)	—
Minority ownership loss	(218)	(213)	(400)
Changes in operating assets and liabilities:
Settlement receivables	(30,029)	(9,815)	795
Receivables, other	(6,131)	(659)	(2,710)
Prepaid and other assets	(1,093)	(475)	44
Settlement liabilities	17,837	18,995	(34,289)
Accounts payable	(178)	2,588	1,031
Accrued expenses	1,849	9,556	(3,908)

Net cash provided by operating activities	36,583	75,212	33,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(7,098)	(3,261)	(6,012)
Purchase of other intangibles	(10,762)	(1,600)	(1,035)

Net cash used in investing activities	(17,860)	(4,861)	(7,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	484,087	—
Repayments under credit facility	(74,588)	(16,750)	—
Repayments from early retirement of senior subordinated notes	(89,446)	—	—
Debt issuance costs	(331)	(3,000)	—
Net proceeds from public equity offerings	130,897	—	—
Minority capital contributions	280	300	400
Redemption of membership interests and distributions to partners	—	(508,587)	(63,467)

Net cash used in financing activities	(33,188)	(43,950)	(63,067)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$11	$(247)	$2,482

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,454)	26,154	(34,161)
CASH AND CASH EQUIVALENTS — Beginning of period	49,577	23,423	57,584

CASH AND CASH EQUIVALENTS — End of period	$35,123	$49,577	$23,423

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for:
Interest	$43,610	$25,689	$6,839

Income taxes	$2,334	$407	$1,636

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contribution related to forgiveness of related party payable		$964

Distribution related to forgiveness of related party receivable		$3,166

Debt issuance costs treated as a reduction of credit facility proceeds		$10,913

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND BASIS OF PRESENTATION

Global Cash Access Holdings, Inc. is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. Unless otherwise indicated, the terms “the Company,” “we,” “us” and “our” refer to Global Cash Access Holdings, Inc. together with its consolidated subsidiaries (“Holdings”). Holdings was formed on February 4, 2004, to hold all of the outstanding capital stock of Global Cash Access, Inc. (formerly known as Global Cash Access, L.L.C.) (“GCA”) and to guarantee the obligations under our senior secured credit facilities (see further discussion at Note 7). On May 14, 2004, the Company converted from a Limited Liability Company to a corporation under the laws of Delaware and became known as Global Cash Access Holdings, Inc. Prior to May 14, 2004, the Company operated as a limited liability company and was known as Global Cash Access Holdings L.L.C. The accompanying consolidated financial statements present the operations of the Company as-if Holdings had been in existence for all periods presented.

GCA is a financial services company that provides cash access products and services to the gaming industry. The Company’s cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash advances, point-of-sale debit card cash advances, automated teller machine (“ATM”) withdrawals, check cashing transactions and money transfers. These services are provided to patrons at gaming establishments directly by the Company or through one of its consolidated subsidiaries: CashCall Systems Inc. (“CashCall”), Global Cash Access (BVI), Inc. (“BVI”), Global Cash Access Switzerland A.G. (“Swiss Co”), or QuikPlay, LLC (“QuikPlay”).

The Company also owns and operates one of the leading credit reporting agencies in the gaming industry, Central Credit, LLC (“Central”), and provides credit-information services to gaming establishments and credit-reporting history on gaming patrons to the various gaming establishments. Central operates in both international and domestic gaming markets.

The accompanying consolidated financial statements include the accounts of Holdings and its consolidated subsidiaries: GCA, CashCall, Central, BVI, Swiss Co and QuikPlay.

CashCall is a corporation incorporated under the laws of Ontario, Canada and is directly owned by GCA that provides consumer cash access to gaming establishments in Canada through credit and debit card cash advance transactions. On August 30, 2001, GCA established a United Kingdom branch to provide credit and debit card cash advance and ATM withdrawal transactions to gaming patrons in the United Kingdom. The branch did not initiate these transactions until early 2002 when the regulatory approval to perform these types of transactions in gaming establishments was granted by Parliament.

QuikPlay is a joint venture formed on December 6, 2000, owned 60% by GCA and 40% by International Game Technology (“IGT”). IGT is one of the largest manufacturers of gaming equipment in the United States. QuikPlay was formed to develop cash advance capabilities to gaming patrons at or near the point of play. As GCA is the managing member of this entity, it has been consolidated in the Company’s consolidated financial statements for all periods presented.

The Company provides some services in conjunction with companies wholly owned by First Data Corporation (“First Data”), including Integrated Payment Systems, Inc. and IPS Canada, Inc. (collectively, “IPS”), TRS Recovery Services, Inc., and TeleCheck Services, Inc., (collectively “TeleCheck”), and Western Union Financial Services, Inc. (“Western Union”). Prior to March 10, 2004, First Data owned 67% of the Company (see further discussion at Restructuring of Ownership below). GCA is a money transfer agent for Western Union, a wholly owned subsidiary of First Data. Western Union contracts directly with the casinos and provides GCA commissions on the transactions processed by the casino. These commissions are included as part of other revenues in the accompanying consolidated statements of income.

The Company markets check authorization services to gaming establishments pursuant to the TeleCheck Marketing Agreement dated July 9, 1998, as amended March 10, 2004 and further amended effective March 6,

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006. GCA, through TeleCheck, provides gaming establishments who are merchant subscribers check warranty services. GCA provides marketing and customer service to the gaming establishment on behalf of TeleCheck. Because GCA controls the primary customer relationship and GCA can choose to offer check warranty products other than those of TeleCheck (including our own), we view TeleCheck as our agent with respect to these services. Under the TeleCheck Marketing Agreement, as amended, GCA receives the monthly fee charged to gaming establishments, net of actual warranty losses and operating expenses reported by TeleCheck. GCA records the gross monthly fee charged to the gaming establishments in check services revenue. The actual warranty losses billed by TeleCheck are recorded as part of cost of revenues (exclusive of depreciation and amortization). At month end, GCA estimates a liability for unpresented warranty claims and adjusts the month end accrual and warranty expense as necessary. The operating expenses invoiced by TeleCheck are recorded as part of operating expenses.

Restructuring of Ownership

On December 10, 2003, the principal owners of GCA, First Data Financial Services, LLC (“FDFS”) and FDFS Holdings, LLC (both of which are subsidiaries of First Data) and M&C International (“M&C”), entered into a restructuring agreement with the principals of M&C. This restructuring agreement and the subsequent amendments provided for the recapitalization of GCA’s membership so that all of the membership units in GCA were contributed to Holdings. GCA is a wholly owned subsidiary of Holdings.

Pursuant to the Restructuring of Ownership, all of the membership units in Holdings owned by FDFS Holdings, LLC were redeemed for an aggregate amount of $435.6 million. Additionally, some of M&C’s membership units in Holdings were redeemed for $38.0 million.

Immediately prior to the redemption of First Data’s and M&C’s membership units in Holdings, M&C sold to Bank of America Corporation a portion of M&C’s membership units in Holdings for an aggregate purchase price of $20.2 million. Additionally as part of the Restructuring of Ownership, a $12.1 million distribution was made to M&C that was paid directly to Bank of America for settlement of a loan between Bank of America and M&C.

Upon the consummation of the restructuring transaction, which was completed on March 10, 2004, Holdings was approximately 95% owned by M&C and approximately 5% owned by a wholly owned subsidiary of Bank of America Corporation.

Securities Purchase and Exchange Agreement

On April 21, 2004, and as amended on May 13, 2004, Holdings and the owners of Holdings entered into a Securities Purchase and Exchange Agreement (“Securities Purchase Agreement”) whereby equity interests in Holdings were sold to private equity investors for an aggregate purchase price of $316.4 million. Under the terms of the Securities Purchase Agreement, approximately 55% of the equity interests in Holdings held by M&C were sold to the investors. The Company did not receive any proceeds under the private equity restructuring.

Additionally, Holdings and each of its wholly owned subsidiaries that were not corporations agreed, among other things, to convert from limited liability companies to corporations organized under the laws of Delaware (the “Conversion”), and the members of Holdings agreed to exchange membership units in Holdings for various classes of common and preferred stock. Upon the consummation of the security purchase transaction, Holdings was approximately 55% owned by the private equity investors, 40% owned by M&C and 5% owned by Bank of America.

On May 14, 2004, the Company changed its tax classification from a limited liability company to a taxable corporation organized under the laws of Delaware. In accordance with generally accepted accounting principles, upon conversion to a taxable entity the Company recorded an income tax benefit to establish a net deferred tax asset attributed to differences between the financial reporting and the income tax basis of assets and liabilities (see further discussion in Note 10). The consolidated statements of income have been expanded to reflect the unaudited pro forma impact had the Company been a taxable entity for all periods presented.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements presented for the years ended December 31, 2005, 2004 and 2003 and as of December 31, 2005 and 2004 include the accounts of Global Cash Access Holdings, Inc. and its subsidiaries. As part of the Restructuring of Ownership on March 10, 2004, an affiliated company, CashCall, was contributed to GCA by the former owners. The financial statements also include CashCall as a combined entity for the period prior to its contribution on March 10, 2004 because it was under common control.

All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all balances on deposit in banks and financial institutions. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash and cash equivalents. Such balances may at times exceed the federal insurance limits. However, the Company periodically evaluates the creditworthiness of these institutions to minimize risk.

ATM Funding Agreements

The Company obtains all of the cash required to operate its ATMs through various ATM Funding Agreements more fully described in Note 3. Under the terms of these arrangements, the cash utilized within the ATMs is not the property of the Company. Accordingly, these funds are not included within the consolidated balance sheets.

Some gaming establishments provide the cash utilized within the ATM (“Site-Funded”). The receivables generated for the amount of cash dispensed from transactions performed at our ATMs are owned by GCA and GCA is liable to the gaming establishment for the face amount of the cash dispensed. In the consolidated balance sheets, the amount receivable for transactions processed on these ATM transactions is included within settlement receivables and the amount due to the location for the face amount of dispensing transactions is included within settlement liabilities. As of December 31, 2005 and 2004, the Company operated 203 and 122 ATMs, respectively, that were Site-Funded.

For our non-Site Funded locations, GCA obtains the necessary cash to service these machines through an Amended Treasury Services Agreement with Bank of America. Under the terms of this agreement, neither the cash utilized within the ATMs nor the receivables generated for the amount of cash dispensed through transactions on the ATMs are owned or controlled by GCA. Therefore, these amounts have been excluded from the consolidated balance sheets.

Settlement Receivables and Settlement Liabilities

In the credit and debit card cash advance transactions provided by GCA and CashCall, the gaming establishment is reimbursed for the cash disbursed to gaming patrons through a check issued by IPS. GCA is an agent of IPS, a licensed issuer of payment instruments that is wholly owned by First Data. Pursuant to these agency relationships, GCA indemnifies IPS for any losses incurred in conjunction with credit and debit card cash advance transactions, and thus, assumes all of the risks and rewards. GCA receives reimbursement from the patron’s credit or debit card issuer for the transaction in an amount equal to the check issued to the casino plus the cash advance fee charged to the patron. This reimbursement is included within the settlement receivables on the consolidated balance sheets. GCA then remits to IPS the amount of the check issued to the casino. The amount of unpaid checks is included within settlement liabilities on the consolidated balance sheets.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Receivables

In the check services transactions provided by Central, Central warrants check cashing transactions performed at gaming establishments. If a gaming establishment accepts a payroll or personal check from a patron that we warrant, Central is obligated to reimburse the property for the full face value of the dishonored check. All amounts paid out to the gaming establishment related to these items result in a warranty receivable from the patron. This amount is recorded in receivables, other on the consolidated balance sheets. On a monthly basis, Central evaluates the collectibility of the outstanding balances and establishes a reserve for the face amount of the expected losses on these returned items. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the consolidated statements of income.

A summary activity of the reserve for warranty losses as of December 31, 2005 and 2004 is as follows (amounts in thousands):

Balance, December 31, 2003	$—
Warranty expense provision	30
Charge offs against reserve	—

Balance, December 31, 2004	$30
Warranty expense provision	2,968
Charge offs against reserve	—

Balance, December 31, 2005	$2,998

Unamortized Debt Issuance Costs

Debt issuances costs incurred in connection with the issuance and amendment of the senior secured credit facility and the senior subordinated notes are capitalized and amortized to interest expense based upon the related debt agreements using the straight-line method which approximates the effective interest method. Unamortized debt issuance costs are included in prepaid and other assets on the consolidated balance sheets.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation, computed using the straight-line method over the lesser of the estimated life of the related assets, generally three to five years, or the related lease term. Amounts charged to expense for depreciation of property, equipment and leasehold improvements were approximately $6.8 million, $7.9 million, and $7.6 million for the years ended December 31, 2005, 2004, and 2003, respectively. Accumulated depreciation was $31.8 million and $25.1 million as of December 31, 2005 and 2004, respectively.

Repairs and maintenance are expensed as incurred.

Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statements of income.

Property, equipment and leasehold improvements are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset’s carrying value. As of December 31, 2005, the Company does not believe any of its property, equipment, or leasehold improvements are impaired.

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting for intangible assets upon acquisition and subsequent to acquisition. In January 2002 in connection with its initial application, the Company ceased amortization of goodwill, and tested the goodwill balances for impairment. The Company does not believe that any of its goodwill is impaired as of December 31, 2005 based upon the results of our annual impairment testing.

Goodwill, net, attributable to our principal business lines consists of the following at December 31, (amounts in thousands):

	2005	2004

Cash Advance	$93,253	$93,230
Credit Reporting	39,470	39,470
ATM	24,033	24,033

Total	$156,756	$156,733

Other Intangible Assets

Other intangible assets consist primarily of customer contracts (rights to provide processing services to clients) acquired through business combinations and acquisitions, capitalized software development costs and the acquisition cost of our patent related to the “3-in-1 rollover” technology acquired in 2005. The 3-in-1 rollover patent will be amortized over its remaining legal life of 13 years. Excluding the patent, other intangibles are amortized on a straight-line basis over periods ranging from 3 to 10 years. Other intangibles consist of the following as of December 31, (in thousands):

	2005	2004

Customer contracts	$34,516	$34,516
Computer software	12,342	11,767
Patents	10,000	—
Covenants not to compete	1,180	1,000

	58,038	47,283
Less accumulated amortization	(36,032)	(30,737)

Total	$22,006	$16,546

Amortization expense related to these intangibles totaled approximately $5.3 million, $5.7 million and $6.5 million for the years ended December 31, 2005, 2004, and 2003, respectively.

At December 31, 2005 the anticipated amortization expense related to other intangible assets is as follows (in thousands):

2006	$5,176
2007	4,685
2008	2,689
2009	1,961
2010	1,674
Thereafter	5,821

Total	$22,006

The Company accounts for the costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 (“SOP 98-1”),

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 establishes that computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Costs incurred in the application development phase are capitalized and amortized over their useful lives, generally not to exceed three years. The Company capitalized $0.6 million, $0.6 million, and $1.0 million of development costs for the years ended December 31, 2005, 2004, and 2003, respectively.

Chargebacks

The Company has established an allowance for chargebacks on credit and debit card cash advance transactions based upon past experience with losses arising from disputed charges by customers. Management periodically reviews the recorded balance to ensure the recorded amount adequately covers the expected losses to be incurred from disputed charges. The recorded allowance for chargebacks is included within accrued expenses on the consolidated balance sheets and had a balance of $0.5 million and $0.1 million as of December 31, 2005 and 2004, respectively. The Company has expensed $0.8 million, $0.1 million and $0.2 million in chargeback losses on credit and debit card cash advance transactions for the years ended December 31, 2005, 2004 and 2003, respectively.

Net Warranty Liability

The net warranty liability represents the cost to cover the estimated unreceived and uncollectible returned checks that TeleCheck has warranted as of December 31, 2005 and 2004. GCA is obligated to reimburse TeleCheck for all warranted items paid on the Company’s behalf. The Company had $0.5 million accrued for net warranty liability as of December 31, 2005 and 2004.

To determine the net warranty liability, the Company determines the estimated gross warranty liability by applying the historical reimbursement percentage to the actual warranted checks for the month. The historical loss rate on reimbursed items is then applied to the difference between the estimated gross warranty liability and the actual warranty reimbursements processed within the month to arrive at the net warranty liability.

The Company evaluates the recorded balance of the net warranty liability on a monthly basis to ensure that the recorded amount adequately covers the expected expense that will arise in future periods from losses on warranty presentments. The Company evaluates this accrual for adequacy based upon the expected warranty presentments compared to the revenue recorded for the comparable periods.

Fair Values of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

The carrying amount of cash and cash equivalents, receivables, other, settlement receivables and settlement liabilities approximates fair value due to the short-term maturities of these instruments. The fair value of GCA’s borrowings are estimated based on quoted market prices for the same issue. The fair values of all other financial instruments, including amounts outstanding under the ATM funding agreements, approximate their book values as

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the instruments are short-term in nature or contain market rates of interest. The following table presents the fair value and carrying value of GCA’s borrowings (amounts in thousands):

		Carrying
	Fair Value	Value

December 31, 2005:
Senior secured credit facility	$170,770	$168,662
Senior subordinated notes	$162,488	$152,750
December 31, 2004:
Senior secured credit facility	$246,595	$243,250
Senior subordinated notes	$252,331	$235,000

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, services have been rendered, the price is fixed, or determinable and collectibility is reasonably assured. The Company evaluates its revenue streams for proper timing of revenue recognition.

Cash advance revenue is comprised of the fee charged to patrons for credit and debit card cash advances. Revenue recognition occurs at the point an IPS check is generated by the casino cage for the patron’s transaction or cash is dispensed from an ATM.

ATM revenue is comprised of upfront patron transaction fees or surcharges assessed at the time the transaction is initiated and a percentage of interchange fees paid by the patron’s issuing bank. These issuing banks share the interchange revenue (reverse interchange) with GCA to cover the cost incurred by GCA to acquire the ATM transaction. Upfront patron transaction fees are recognized when a transaction is initiated, and reverse interchange is recognized on a monthly basis based on the total transactions occurring during the month.

In general, check service revenue is comprised of a fee based upon a percentage of the face amount of total checks warranted, and is recognized on a monthly basis.

Credit reporting revenue is based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated. This revenue is recognized on a monthly basis based on the total transactions occurring during the month.

Cost of Revenues (Exclusive of Depreciation and Amortization)

The cost of revenues (exclusive of depreciation and amortization) represent the direct costs required to perform revenue generating transactions. The principal costs included within cost of revenues (exclusive of depreciation and amortization) are commissions paid to gaming establishments, interchange fees paid to credit and debit card networks, transaction processing fees to our transaction processor and check cashing warranties.

Advertising Costs

The Company expenses advertising costs as incurred. Total advertising expense, included in operating expenses in the consolidated statements of income, was $1.2 million, $0.7 million, and $0.6 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Project Development Costs

Some costs of start-up activities are expensed as incurred. During the years ended December 31, 2005, 2004, and 2003, the Company expensed $0, $0, and $0.7 million, respectively, in project development costs, which related primarily to activities associated with software and hardware development for QuikPlay. As the Company had not

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received regulatory approval to commence operations until August 2003, all costs incurred for capitalizable development activities were expensed as opposed to capitalized. Such expenses were $0.5 million for the year ended December 31, 2003, and are included within operating expenses on the consolidated statement of income.

Income Taxes

As a result of the change in tax classification resulting from the conversion of the Company’s organization as a limited liability company to a corporation, the Company is no longer a pass-through entity for U.S. income tax purposes. Income tax expense includes U.S. and international income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Since it is management’s practice and intent to reinvest the earnings in the operations of CashCall, U.S. federal income taxes have not been provided on the undistributed earnings of this subsidiary. Some items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.

Foreign Currency Translation

Foreign currency denominated assets and liabilities for those foreign entities for which the local currency is the functional currency are translated into U.S. dollars based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations are included as a component of other comprehensive income. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of other comprehensive income.

Internally Developed Software

The Company accounts for the costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 (“SOP 98-1”), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 establishes that computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Costs incurred in the application development phase and any upgrades and enhancements that modify the existing software and result in additional functionality are capitalized and amortized over their useful lives, generally not to exceed three years. These costs consist of outside professional fees related to the development of our systems. As of December 31, 2005 and 2004, capitalized costs for internally developed software, net of accumulated amortization, were $1.0 million and $1.4 million, respectively, and such amounts are included within other intangibles, net in the consolidated balance sheets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in consolidated financial statements and accompanying notes. Significant estimates incorporated in the consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, estimated cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for warranty expense, chargebacks, litigation, claims and assessments. Actual results could differ from these estimates.

Earnings Applicable to Common Stock

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock, which consists of convertible preferred stock and assumed stock option exercises. For all years presented there were no securities that

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were antidilutive. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows at December 31, (amounts in thousands):

	2005	2004	2003

Weighted average number of common shares outstanding — basic	45,643	32,175	32,175
Potential dilution from conversion of preferred shares	28,551	39,325	39,325
Potential dilution from equity grants	292	66	—

Weighted average number of common shares outstanding — diluted	74,486	71,566	71,500

Stock-Based Compensation

Through December 31, 2005, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of FASB Statement No. 123, the Company followed the provisions of Accounting Principles Board (“APB”) No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, the intrinsic value method is used to determine the compensation expense recognized.

The following table illustrates the effect on the net income if the Company had applied the fair-value recognition provisions of SFAS No. 123 to the options granted to our employees for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands):

	2005	2004	2003

Net income, as reported	$22,591	$254,555	$58,389
Less: total stock-based compensation determined under fair-value based method for all awards, net of tax	3,870	206	—

Pro forma net income	$18,721	$254,349	$58,389

Earnings per share:
Basic, as reported	$0.49	$7.91	$1.81

Basic, pro forma	$0.41	$7.91	$1.81

Diluted, as reported	$0.30	$3.56	$0.82

Diluted, pro forma	$0.25	$3.56	$0.82

The estimated per share weighted-average fair value of stock options granted during 2005 and 2004 was $7.27 and $4.27, respectively. We have estimated the fair value of options granted at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the years ended December 31,:

	2005	2004

Risk-free interest rate	3.8%	4.4%
Expected life of options (in years)	6	6
Expected volatility of Holdings stock price	50.0%	50.0%
Expected dividend yield	0.0%	0.0%

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R)focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, which is consistent with the terms of the award, or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, that is, the requisite service period (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

On April 14, 2005, the Securities and Exchange Commission (“SEC”) issued a rule that amends the required compliance dates for SFAS 123(R). The new SEC rule allows companies to delay implementing SFAS 123(R) until the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, and we currently estimate that will result in stock-based compensation expense of approximately $6.3 million in 2006.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, amending APB 29, which treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will adopt this standard in 2006 and we do not expect it to have a material impact on our results of operations, financial position or cash flows.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity, FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective December 31, 2005. The adoption of FIN 47 did not have a material effect on the Company’s results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect correction of errors made. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this standard in 2006 and we do not expect the initial adoption to have a material impact on our results of operations, financial position or cash flows.

3.	ATM FUNDING AGREEMENTS

Bank of America Amended Treasury Services Agreement

On March 8, 2004, GCA entered into an Amendment of the Treasury Services Agreement with Bank of America, N.A. that allowed for the Company to utilize up to $300 million in funds owned by Bank of America to provide the currency needed for the Company’s ATMs. The transition of the ATM funding from Wells Fargo to Bank of America was completed June 8, 2004. For use of these funds, the Company pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points. The cash usage fee is included within interest expense on the consolidated statements of income. The cash usage fee in effect at December 31, 2005 was 4.68%. The Company is required to maintain insurance to protect the Company and Bank of America from risk of loss on the cash utilized in the ATMs. The Company is self insured

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to this risk. For the years ended December 31, 2005, 2004 and 2003 the Company had incurred no losses related to this self insurance.

Under the previous agreement with Wells Fargo, which was amended on March 4, 2004, GCA was to pay a monthly funding fee to Wells Fargo equal to average daily dollars outstanding in all ATMs multiplied by the average Federal Funds rate published by the Federal Reserve Bank of San Francisco for the month plus a margin of 30 basis points multiplied by the number of days in the calendar month. Under terms of the amendment, Wells Fargo agreed to not exercise its right to terminate the agreement for a period of 120 days and the margin utilized in the monthly funding fee computation was changed from 30 basis points to 300 basis points.

Site Funded ATMs

The Company operates ATMs at some customer gaming establishments where the gaming establishment provides the cash required for ATM operational needs. The Company is required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. As of December 31, 2005 and 2004, the Company operated 203 and 122 ATMs, respectively, that were site funded.

4.	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following as of December 31, (in thousands):

	2005	2004

ATM equipment	$32,505	$26,764
Cash advance equipment	5,405	4,760
Office and computer equipment	2,274	1,769
Leasehold and building improvements	2,150	2,115

	42,334	35,408
Less accumulated depreciation	(31,755)	(25,067)

Total	$10,579	$10,341

5.	BENEFIT PLANS

Defined Contribution Plan

The Company has a retirement savings plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering its employees. The 401(k) Plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, the Company matches a percentage of these employee contributions. Expenses related to the matching portion of the contributions to the 401(k) plan were $0.3 million for each of the years ended December 31, 2005, 2004, and 2003, respectively.

Equity Incentive Awards

In January 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”) to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and thus to promote the success of the Company’s business. Holdings has reserved 3,841,615 shares of common stock for the grant of stock options and other equity incentive awards under the 2005 Plan. On the first business day of each fiscal year beginning with the fiscal year commencing on January 1, 2006, annual increases will be added to the 2005 Plan equal to the lesser of: (A) 3% of all outstanding shares of our common stock immediately prior to such increase, (B) a lesser amount determined by our Board of Directors, or (C) 3,800,000 shares.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2005 Plan is administered by the Compensation Committee but may be administered by our Board of Directors or a committee thereof. The administrator has the authority to select individuals who are to receive options or other equity incentive awards under the 2005 Plan and to specify the terms and conditions of options or other equity incentive awards granted, the vesting provisions, the term and the exercise price.

Generally, options granted under the 2005 Plan (other than those granted to non-employee directors) will vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Unless otherwise provided by the administrator, an option granted under the 2005 Plan generally expires 10 years from the date of grant.

A summary activity of the 2005 Plan for the year ended December 31, 2005 is as follows:

	Weighted Avg.	Number of Common Shares
	Exercise Price	Number of	Available for
	(per Share)	Common Shares	Grant

Adoption of 2005 Plan — January 6, 2005	N/A	—	3,841,615
Granted	$13.99	3,504,430	(3,504,430)
Exercised	N/A	—	—
Canceled	$13.99	(147,500)	147,500

Balance — December 31, 2005	$13.99	3,356,930	484,685

Stock Options

Stock options granted typically vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years and allow the option holder to purchase stock over specified periods of time, generally ten years, from the date of grant, at a fixed price equal to the market value on date of grant.

The following table summarizes additional information regarding the options that have been granted under the 2005 Plan and granted to our Chief Financial Officer upon commencement of his employment in 2004 at December 31,:

	2005	2004	2003

Options exercisable at December 31,	291,200	—	—
Weighted average fair value per share of options granted per year	$13.99	$8.05	—

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contract Life	Prices	Exercisable	Price

$8.05	722,215	8.7 years	$8.05	255,784	$8.05
$13.00 – $14.00	3,354,430	9.1 years	13.99	35,416	13.99

	4,076,645			291,200

6.	COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases office facilities and operating equipment under cancelable and noncancelable agreements. Total rent expense was approximately $0.5 million, $0.6 million, and $1.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, the minimum aggregate rental commitment under all non-cancelable operating leases for the years then ending was (in thousands):

2006	$522
2007	508
2008	493
2009	475
2010	238
Thereafter	—

Total	$2,236

Litigation Claims and Assessments

Canadian Goods and Services Tax (“GST”) — In April 2004, CashCall was notified through one of its customers that the Canadian Revenue Agency (“CRA”) Appeals Division had taken a position, on audit of the customer’s two locations, that the customer was liable for GST tax on commissions it received in connection with the cash advance services provided by CashCall. The CRA’s position is disputed by both CashCall and the customer based upon their interpretation of the Canadian Excise Tax Act (“ETA”). Under the ETA, a supply of goods or services is taxable unless it is specifically identified as an exempt transaction specifically in the ETA. Included within this listing of exempt transactions are “financial services” transactions.

The preliminary position taken by CRA is that the advancement of funds by the gaming establishment to gaming patrons in consideration for receipt of a negotiable instrument issued by CashCall is not an exempt financial services transaction. Therefore, the ETA would require the customer to collect Goods and Services Tax (“GST”) from CashCall and remit it to the CRA. On audit the CRA assessed GST of $0.6 million on one of the customer’s locations and $1.1 million on the other customer location. In December 2004, the Company paid the amount requested related to the customer, and the customer remitted the tax to the CRA. In February 2005, the Company filed a refund claim for taxes paid in error with CRA. This claim was denied as expected, and the Company is currently defending the rebate claim through the assessment process, the appeals process and then through court, if necessary.

The Company believes the transactions performed in Canada are financial services transactions specifically exempted by the ETA and therefore not GST taxable. As the Company has paid these obligations and as there is uncertainty related to the ability to recover these amounts through the refund claim and appeals process, the Company has deemed it appropriate to expense this payment and accrue for a liability related to future payments for this customer. Accordingly, in the years ended December 31, 2005 and 2004, the Company has recorded $0.1 million and $1.7 million, respectively, in operating expenses related to this potential tax exposure in the accompanying consolidated income statements.

Compliance Letters from MasterCard International, Inc. and Visa USA — In the normal course of business, the Company routinely receives letters from MasterCard International, Inc. and Visa USA (the “Associations”) regarding non-compliance with various aspects of the respective Associations bylaws and regulations as they relate to transaction processing. The Company is periodically involved in discussions with its sponsoring bank and the Associations to resolve these issues. It is the opinion of management that all of the issues raised by the Associations will be resolved in the normal course of business and related changes to the bankcard transaction processing, if any, will not result in material adverse impact to the financial results of the Company.

The Company is threatened with or named as a defendant in various lawsuits in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation is not likely to have a material adverse effect on the financial position or results of operations of the Company.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	BORROWINGS

Senior Secured Credit Facility

In connection with the Restructuring of Ownership set forth in Note 1, GCA entered into a new senior secured credit facility in an aggregate principal amount of $280 million, consisting of a five-year revolving credit facility of $20.0 million and a six-year term loan of $260 million (the “Credit Facility”). Included within the revolving credit facility are a sub-facility that provides for up to $10.0 million in letters of credit and a sub-facility that provides for up to $5.0 million in swingline borrowings. The Credit Facility is secured by all of GCA’s assets, including stock of its principal domestically wholly owned subsidiaries. In addition, the Credit Facility is secured by a pledge of the stock of GCA held by the Company. The Credit Facility resulted in proceeds to the Company of $255.7 million net of issuance costs and offering expenses. Proceeds from the term loan portion of the Credit Facility were utilized to finance, in part, the Restructuring of Ownership and pay related fees and expenses.

In April 2005, the Company entered into an Amended and Restated Credit Facility (the “Amended Credit Facility”). Beginning with the quarter ending June 30, 2005, the term loan portion of the Amended Credit Facility amortizes at a rate of $2.8 million per quarter continuing through the quarter ending March 31, 2009 with the remaining balance to be repaid in equal quarterly installments of $41.8 million from June 30, 2009 through March 31, 2010. In addition, within 100 days after the end of each fiscal year, the Company is required to pay down the term loan in an amount equal to a specified percentage of excess cash flow, as defined within the amended credit facility. Any voluntary prepayments or required excess cash flow payments made by the Company will reduce the schedule quarterly amortization payments on a pro rata basis. As of December 31, 2005, the scheduled quarterly amortization payments through March 31, 2009 are $2.3 million and the remaining quarterly installments will be $34.7 million.

For the year ended December 31, 2005, the excess cash flow percentage was 50% of the excess cash flow of $20.1 million. The Company made voluntary prepayments during the fourth quarter of 2005 totaling $35.0 million, which will satisfy this excess cash flow repayment requirement for 2005.

Borrowings under the Amended Credit Facility bear interest, at the Company’s option, at either (A) a base rate plus an applicable margin or (B) LIBOR plus an applicable margin. For the term loan portion of the Amended Credit Facility the applicable margin for LIBOR loans is 2.25% while the applicable margin for base rate loans is 1.25%. As of December 31, 2005, the interest rate applicable to the term loan including margin was 6.64%.

Further reductions in the applicable margin for term loans are possible based upon the Company’s leverage ratio and credit ratings. The revolving portion of the Amended Credit Facility has an applicable margin for LIBOR loans of 2.50% while base rate loans have an applicable margin of 1.50%. The applicable margin for both the term loan and revolving portion of the Amended Credit Facility may be adjusted from time-to-time based upon the Company’s leverage ratio, provided that the applicable margins for base rate loans will always be 1% less than the applicable margins for LIBOR loans. In January 2006, the Company received a credit rating upgrade and had reduced the overall leverage ratio that will qualify for a decrease in the effective margin applied to the borrowings and the revolving portion of the Amended Credit Facility of 50 basis points.

As of December 31, 2005 and 2004, respectively, the Company had $168.6 million and $243.3 million in borrowings under the term loan and $3.1 million and $3.4 million in letters of credits issued and outstanding. The letters of credits issued and outstanding reduce amounts available under the revolving portion of the Amended Credit Facility. No borrowings were outstanding under the revolving credit portion of the Amended Credit Facility at December 31, 2005 or 2004.

Senior Subordinated Notes

On March 10, 2004, the Company completed a private placement offering of $235 million 8.75% Senior Subordinated Notes due March 15, 2012 (the “Notes Offering”). On October 14, 2004, the Company completed an

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange offer of the notes for registered notes of like tenor and effect. The Notes Offering resulted in proceeds to the Company of $228.3 million net of issuance costs and offering expenses. Interest on the notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. Proceeds of the Notes Offering were utilized to finance in part the Restructuring of Ownership and pay related fees and expenses.

All of the Company’s existing and future domestic wholly owned subsidiaries are guarantors of the notes on a senior subordinated basis. Under terms of the indenture, up to 35% of these notes may be redeemed before March 15, 2007, at a price of 108.75% of face, out of the net proceeds from an equity offering. In October 2005, the Company redeemed $82.25 million of these notes with the proceeds of its initial public offering (“IPO”) of equity securities (see discussion on initial public offering in Note 8). The Company may redeem all or a portion of the notes at redemption prices of 104.375% on or after March 15, 2008, 102.188% on or after March 15, 2009 or 100.000% on or after March 15, 2010.

Loss on Early Extinguishment of Debt

In October 2005, the Company completed the redemption of $82.25 million of the senior subordinated notes. The redemption premium of $7.2 million and the write-off of the $2.3 million of capitalized debt issuance costs associated with this portion of the senior subordinated notes have been included within the loss on early extinguishment of debt.

At December 31, 2005, the minimum aggregate repayment (excluding excess cash flow payments) for all borrowings for the years then ending was (in thousands):

2006	$9,242
2007	9,242
2008	9,242
2009	106,280
2010	34,656
Thereafter	152,750

Total	$321,412

At December 31, 2005, the Company believes it is in compliance with all debt covenants related to the Credit Facility and the senior subordinated notes.

8.	CAPITAL STOCK

In September 2005, the Company completed an initial public offering of 16,064,157 shares of common stock at $14.00 per share. Existing stockholders sold 7,064,157 of these shares and the remaining 9,000,000 shares were sold by the Company. In October 2005, the underwriters exercised their option to purchase an additional 1,053,568 shares of stock from the Company and 1,165,656 shares of stock from the existing stockholders. The net proceeds to the Company from this combined equity offering were $130.9 million after deducting underwriting discounts. On October 31, 2005, the Company used $90.3 million of the net proceeds to repay $82.25 million of Senior Subordinated Notes and to pay a redemption premium and accrued interest on the repaid notes. Also on October 31, 2005, the Company used $20 million of the IPO proceeds to repay $20 million of the term loan portion of the Amended Credit Facility.

Prior to the IPO, Holdings amended its certificate of incorporation to allow a single series of common stock with 500 million shares authorized and a single series of preferred stock with 50 million shares authorized. Also prior to the IPO, holders of shares of our then-existing Series A and Series B common stock and Series A and

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series B preferred stock converted their shares into an equal number of common shares. As of December 31, 2005 we had 81,553,568 shares of common stock outstanding and had 0 shares of preferred stock outstanding.

Prior to this amendment, we were authorized to issue 97,500,000 and 13,000,000 shares of Series A and Series B common stock, respectively, with a par value per share on each series of common stock of $0.001. We were also authorized to issue 39,325,000 and 13,000,000 shares of Series A and Series B preferred stock, respectively. As of December 31, 2004, we had 31,775,250 and 399,750 shares outstanding of Series A and Series B common stock, respectively and 31,720,000 and 7,605,000 shares outstanding of Series A and Series B preferred stock, respectively.

Our authorized and outstanding shares of common and preferred stock reflect a stock split that was completed on January 7, 2005 and retroactively applied for all periods presented.

Preferred Stock.  The amended and restated certificate of incorporation allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences.

Common Stock.  Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as the Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable.

9.	RELATED PARTY TRANSACTIONS

Prior to March 10, 2004, First Data held a 67% ownership interest in GCA (see Restructuring of Ownership section in Note 1). In the normal course of business, First Data and its subsidiaries provided services to the Company. The Company was charged a fee by FDFS for all material services provided on its behalf based on the estimated fair value of the services provided. As part of the Restructuring of Ownership, the Company and First Data agreed to transition some corporate support functions to the Company. These services included tax, accounting, and licensing departments, corporate insurance coverage, and credit card rewards processing. These functions and responsibilities were transitioned in April 2004.

As part of the Restructuring of Ownership, the Company and First Data agreed for First Data to continue to provide some services for a period of one year after closing. In connection with the credit and debit card cash advance transactions and the ACH check cashing transactions, the Company incurs a settlement liability to IPS for checks written to gaming properties on cash accounts of IPS. GCA generally funds IPS for the checks on the third business day after the check is issued. The Company pays a check clearing and imaging fee to IPS. IPS pays the Company interest on the outstanding checks from the time they are funded until the check has cleared the IPS bank account. The balance of outstanding checks includes short-term balances as well as checks pending escheatment. Interest is calculated daily on the total outstanding balance and the short-term cash deposits. In April 2005, the interest rate utilized in the daily interest calculation for our outstanding check balances was changed to the daily Federal Funds rate. For all periods prior to April 2005, we earned interest based upon the lesser of 7% or prime rate per annum.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the ATM business, FDFS Holdings, LLC provided ATM funding for which it charged the Company interest. Interest was calculated daily on the total outstanding balance at the lesser of 7% or prime rate per annum. This arrangement was terminated on December 16, 2003.

GCA markets TeleCheck check authorization and warranty services and is an agent of Western Union in gaming establishments. Under the TeleCheck Marketing Agreement and subsequent amendments, the Company receives the monthly fee revenue from all gaming establishments, less the net warranty expense for the month and an amount equal to the operating expenses. These amounts are included within check services revenue, cost of revenues (exclusive of depreciation and amortization), and operating expenses, respectively. As an agent under the Western Union agreement, the Company receives a monthly commission based on the total number of merchant outlets and the volume of transactions processed. This amount is included with Central Credit and other revenues in the consolidated statements of income.

The Company made payments for software development costs to Infonox on the Web, a company owned by M&C during each of the periods presented. A portion of the software development costs are capitalized and reflected in intangible assets in the consolidated balance sheets and the remainder is classified in operating or other expenses in the consolidated statements of income.

GCA made processing payments based on authorized transactions to USA Payments, a company owned by M&C. The processing payments have been reflected as cost of revenues (exclusive of depreciation and amortization) and other expenses in the consolidated statements of income. Additionally, USA Payments provides pass through invoices related mainly to gateway fees and other processing charges incurred on behalf of the Company from unrelated third parties and subleases a portion of GCA’s corporate facility from GCA.

As part of the Restructuring of Ownership, Bank of America Corporation became a minority owner of Holdings, the parent company of GCA. The Company uses Bank of America, N.A. for general corporate banking purposes and is charged monthly servicing fees for these services, which are included in operating expenses. In connection with the ATM Funding agreement, GCA obtains cash for our ATMs from Bank of America, N.A. The fees paid to Bank of America for the preparation of the cash is included within operating expenses, while the cash usage fee is included as part of interest expense.

The following table represents the transactions with related parties for the years ended December 31, (amounts in thousands):

Related Party	Description of Transaction	2005	2004	2003

First Data and Subsidiaries:
IPS	Invoices paid by IPS passed through as capitalized items to GCA	$229	$284	$215
IPS	Invoices paid by IPS passed through and expensed in operating expenses by GCA	76	196	732
IPS	Check clearing & imaging charges operated by IPS	783	583	526
First Data	Other support services including tax, accounting and licensing departments, corporate insurance coverage and credit card rewards processing	—	35	208
IPS	Interest income earned by GCA on outstanding checks and short-term cash deposits	(963)	(1,128)	(983)
FDFS Holdings, LLC	Interest expense recorded by GCA on bailment of ATM cash	—	—	6,213
TeleCheck	Check guarantee revenue included in check services revenue	(21,350)	(22,591)	(25,449)
TeleCheck	Check cashing warranties	10,779	10,144	9,848

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Party	Description of Transaction	2005	2004	2003

TeleCheck	Operating expenses	2,816	2,959	6,212
Western Union	Money transfer commissions earned	(459)	(355)	(371)
M&C Subsidiaries:
Infonox on the Web	Software development costs and maintenance expense	1,588	1,624	3,643
USA Payments	Transaction processing charges	2,835	2,513	3,016
USA Payments	Pass through billing related to gateway fees, telecom and other items	1,206	1,533	1,986
USA Payments	Sublease income earned for leasing out corporate office space for backup servers	(18)	(18)	(51)
Bank of America and Subsidiaries:
Bank of America, N.A.	Bank fees and cash preparation fees for cash accounts maintained	1,524	982	311
Bank of America, N.A.	Cash usage fee	10,225	3,145	—

The following table details the amounts due from(to) these related parties that are recorded as part of receivables, other, accounts payable and accrued expenses in the consolidated balance sheets as of December 31, (amounts in thousands):

	2005	2004

First Data and Subsidiaries	$1,993	$2,454
M&C and related companies	11	45
Bank of America	3	6

Total included within receivables, other	$2,007	$2,505

First Data and Subsidiaries	$—	$(3)
USA Payment Systems	(345)	(325)
Infonox on the Web	(171)	(52)
Bank of America	(150)	(137)

Total included within accounts payable and accrued expenses	$(666)	$(517)

Included within settlement liabilities on the consolidated balance sheets are $41.3 million and $32.0 million of amounts due to IPS for unpaid checks as of December 31, 2005 and 2004, respectively.

Banc of America Securities LLC was the Initial Purchaser on GCA’s Notes Offering. In connection with this offering, GCA incurred arrangement fees and related expenses of $6.7 million. These amounts were deducted by Banc of America Securities LLC from the net proceeds of the Notes Offering, and are being amortized over the term of the notes. The remaining unamortized balance of the fees has been included within prepaid expenses on the consolidated balance sheets as of December 31, 2005 and 2004.

Bank of America, N.A. was the lead arranger for the Credit Facility. In connection with the closing of the Credit Facility, GCA incurred arrangement fees and related expenses of $4.1 million. These amounts were deducted by Bank of America from the net proceeds of the Credit Facility, and are being amortized over the term of the Credit Facility. The remaining unamortized balance of the fees has been included within prepaid expenses on the consolidated balance sheets as of December 31, 2005 and 2004. In April 2004, Banc of America Securities assisted the Company in entering into the Amended and Restated Credit Facilities. As a fee for its services in connection therewith, the Company pays to Banc of America Securities 50% of the realized interest rate savings, if any,

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between the original Credit Facility and the Amended and Restated Credit Facility. The Company’s obligation to pay these fees ends in April 2006.

Additionally, the Company pays an administrative agency fee to Bank of America, N.A. for managing the Credit Facility. The remaining unamortized balance of the annual $0.2 million charge has been included within prepaid expenses on the consolidated balance sheets as of December 31, 2005 and 2004.

10.	INCOME TAXES

Pursuant to the Securities Purchase and Exchange Agreement, the Company and its non-corporate domestic wholly owned subsidiaries were required to convert from limited liability companies, which are pass-through entities for U.S. income tax purposes, to corporations. The conversion of the Company was completed on May 14, 2004.

The result of this conversion was to recognize deferred tax assets and liabilities from the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of conversion into a taxable entity. The net tax asset recorded was principally generated from the step up in tax basis created from the implied value of the Restructuring of Ownership and the Securities Purchase and Exchange Agreement.

For the year ended December 31, 2004, the Company recorded a net tax benefit of $212.3 million from establishing a net deferred tax asset and recording income tax expense on operations since we became a taxable entity. This benefit was estimated based upon information provided by the partners at the time of the transactions, and was updated throughout 2004 and 2005 as additional information surrounding the transaction was made known. For the year ended December 31, 2005, the Company recorded a $3.1 million income tax benefit. This adjustment was derived from information contained in the former partners final 2004 partnership income tax returns filed with the Internal Revenue Service in the fourth quarter of 2005.

The following table presents the domestic and foreign components of pretax income and recorded income tax expense for the years ended December 31, (amounts are in thousands):

	2005	2004	2003

Components of pretax income:
Domestic	$24,967	$37,690	$53,123
Foreign	5,438	4,306	5,187

Consolidated	$30,405	$41,996	$58,310

Benefit (provision) for income taxes:
Domestic	$(6,770)	$214,084	$—
Foreign	(1,262)	(1,738)	(321)

Consolidated	$(8,032)	$212,346	$(321)

As of December 31, 2005 the Company has approximately $21.4 million accumulated federal net operating losses. The net operating losses can be carried forward and applied to offset taxable income for 20 years. Approximately $5.8 million will expire in 2024 and the remainder will expire in 2025.

As of December 31, 2005 the Company had approximately $3.2 million in foreign tax credits available. Foreign tax credits can be offset against future taxable income subject to certain limitations for a period of 10 years. Approximately $1.9 million will expire in 2014 and the remainder will expire in 2015.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes for the year ended December 31, 2005 are as follows:

2005

Federal statutory rate	35.00%
Effect of:
Foreign provision	(0.51)
State/Province income tax	0.98
Final adjustment to 2004 incorporation tax asset	(9.95)
Non-deductible expenses and other items	0.75

Effective tax rate	26.27%

Substantially all of the difference between our statutory tax rate of 35% and our effective tax rate of (505.6)% for the year ended December 31, 2004 resulted from the recognition of the net deferred tax asset recorded in connection with our change in tax classification to a corporation in 2004.

We expect that our effective tax rate will approximate our statutory rate in future periods.

The following table outlines the principal components of deferred tax items at December 31, (amounts in thousands):

	2005	2004

Deferred tax assets related to:
Property, equipment and leasehold improvements	$991	$(815)
Sales allowances	1,198	609
Foreign tax credits	3,158	1,976
Net operating losses	7,690	4,228
Intangibles	195,793	208,979

Total deferred income tax assets	208,830	214,977

Deferred tax liabilities related to:
Accrued expenses	347	(494)
Other	1,007	766

Total deferred income tax liabilities	1,354	272

Deferred income taxes, net	$207,476	$214,705

Deferred taxes have not been provided on unrepatriated earnings in the amount of approximately $2.5 million in the shares of the Canadian subsidiary. These earnings are considered permanently reinvested, as it is management’s intention to reinvest foreign profits to finance foreign operations.

11.	PRO FORMA INCOME TAX INFORMATION (UNAUDITED)

The pro forma unaudited income tax adjustments represent the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation. Pro forma expenses are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during the period. Actual rates and expenses could have differed had the Company been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the computation of the unaudited pro forma income tax expense for the years ended December 31, (amounts in thousands):

	2004	2003

Income before income taxes, as reported	$41,996	$58,310
Effective pro forma income tax rate	36.00%	36.12%

Pro forma income tax expense	$15,119	$21,062

12.	SEGMENT INFORMATION

Operating segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group consists of the Chief Executive Officer and Chief Financial Officer. The operating segments are reviewed separately because each represents products that can be, and often are, sold separately to our customers.

The Company operates in four distinct business segments: cash advance, ATM, check services and credit reporting services. These segments are monitored separately by the Chief Executive Officer and the Chief Financial Officer for performance against our internal forecast. The Company’s internal management reporting does not allocate overhead or depreciation and amortization expenses to the respective business segments. For the segment information presented below, these amounts have been allocated to the respective segments based upon relation to the business segment (where identifiable) or on respective revenue contribution.

Other lines of business, none of which exceed the established materiality for segment reporting, include Western Union, direct marketing and QuikPlay, among others.

The Company’s business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

Major customers — On June 13, 2005, our largest customer, Harrah’s Entertainment, Inc. (“Harrah’s”) completed its acquisition of Caesars Entertainment, Inc. (“Caesars”), another customer of ours. For the years ended December 31, 2005, 2004, and 2003, the combined revenues from all segments for this customer, assuming that it had been combined for all periods presented, would have been approximately $81.3 million, $82.2 million, and $79.1 million from all segments, representing 17.9%, 20.4%, and 22.2% of the Company’s total revenues, respectively. On a historical basis for 2004 and 2003, the combined revenues from all segments for Harrah’s was $47.2 million and $47.9 million, representing 11.7% and 13.4% of the Company’s total revenues, respectively.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. The tables below present the results of operations and total assets by operating segment as of, and for the years ended (amounts in thousands):

	Cash		Check	Credit
	Advance	ATM	Services	Reporting	Other	Total

December 31, 2005
Revenues	$235,055	$182,291	$26,376	$8,867	$1,491	$454,080
Depreciation and amortization	(4,283)	(7,191)	(36)	(103)	(496)	(12,109)
Operating income	41,246	28,579	7,437	4,959	63	82,284
Interest income	1,815	—	—	—	—	1,815
Interest expense	(17,569)	(33,380)	(1,971)	(663)	(111)	(53,694)
Income taxes	(7,401)	2,865	(1,968)	(1,547)	19	(8,032)
Minority ownership loss	—	—	—	—	218	218
Net income	$18,091	$(1,936)	$3,498	$2,749	$189	$22,591
December 31, 2004
Revenues	$209,962	$158,433	$23,768	$9,368	$1,472	$403,003
Depreciation and amortization	(4,803)	(7,869)	(17)	(364)	(495)	(13,548)
Operating income	39,981	20,256	9,681	4,100	3	74,021
Interest income	1,318	—	—	—	—	1,318
Interest expense	(14,394)	(16,576)	(1,630)	(642)	(101)	(33,343)
Income taxes	129,020	87,434	(2,899)	(1,245)	36	212,346
Minority ownership loss	—	—	—	—	213	213
Net income	$155,925	$91,114	$5,152	$2,213	$151	$254,555
December 31, 2003
Revenues	$186,547	$132,341	$26,326	$9,289	$1,211	$355,714
Depreciation and amortization	(5,872)	(7,290)	—	(364)	(535)	(14,061)
Operating income (loss)	37,611	15,186	9,208	3,557	(1,802)	63,760
Interest income	1,312	—	—	—	—	1,312
Interest expense	—	(6,673)	—	—	(89)	(6,762)
Income taxes	(321)	—	—	—	—	(321)
Minority ownership loss	—	—	—	—	400	400
Net income (loss)	$38,602	$8,513	$9,208	$3,557	$(1,491)	$58,389

	December 31,	December 31,
Total Assets	2005	2004

Cash advance	$320,688	$317,604
ATM	142,626	133,005
Check services	3,886	4,223
Credit reporting	43,162	41,263
Other	56	530

Total assets	$510,418	$496,625

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SUBSEQUENT EVENTS

Money Transmitter Licenses

GCA does not hold any money transmitter licenses, but currently issues negotiable instruments as an agent of IPS, who holds the money transmitter licenses. In January 2006, we were notified that IPS would not be renewing the existing contract that expires on March 31, 2006. In March 2006, GCA entered into a transition agreement with IPS that extends the terms of the existing agreement until September 2006. GCA is currently working to obtain money transmitter licenses for each of the states that it currently has operations.

Restricted Stock Grants

On February 7, 2006, the Board of Directors approved the grant of 0.6 million shares of restricted stock to employees and the Board of Directors of the Company. These shares were granted on March 1, 2006, and will vest over a four year period. The total value of the award at the date of grant is $10.5 million.

TeleCheck Marketing Agreement

On March 20, 2006, GCA and TeleCheck entered into an agreement to extend the existing terms of the TeleCheck Marketing Agreement through March 31, 2007.

14.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(Amounts in thousands, except earnings per share)

2005
Revenue	$109,666	$112,460	$116,595	$115,359	$454,080
Gross profit (exclusive of depreciation and amortization)	37,069	36,348	35,290	36,371	145,078
Operating income	21,872	20,958	18,170	21,284	82,284
Net income	7,340	6,643	4,486	4,122	22,591
Earnings per share:(1)
Basic	$0.23	$0.21	$0.12	$0.05	$0.49
Diluted	$0.10	$0.09	$0.06	$0.05	$0.30
2004
Revenue	$97,370	$97,711	$106,170	$101,752	$403,003
Gross profit (exclusive of depreciation and amortization)	32,430	32,268	34,618	33,575	132,891
Operating income	18,069	14,944	21,645	19,363	74,021
Net income	14,103	214,462	6,694	19,296	254,555
Earnings per share:(1)
Basic	$0.44	$6.67	$0.21	$0.60	$7.91
Diluted	$0.20	$3.00	$0.09	$0.27	$3.56

(1)	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	GUARANTOR INFORMATION

In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”). The Notes are guaranteed by all of the GCA’s domestic wholly-owned existing subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes. These guarantees are full, unconditional, joint and several. CashCall, BVI and Swiss Co, which are wholly owned non-domestic subsidiaries, and QuikPlay, which is a consolidated joint venture, do not guaranty the Notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for the parent only, the issuer, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of and for the years ended December 31, 2005 and December 31, 2004.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
December 31, 2005

			Combined	Combined	Elimination
	Parent	Issuer	Guarantors	Non-Guarantors	Entries*	Consolidated
	(Amounts in thousands)

ASSETS
Cash and cash equivalents	$—	$32,237	$276	$2,610	$—	$35,123
Settlement receivables	—	59,236	—	928	—	60,164
Receivables, other	—	136,213	22,737	37	(151,632)	7,355
Prepaid and other assets	—	10,946	1	12	—	10,959
Investment in subsidiaries	223,378	66,707	—	—	(290,085)	—
Property, equipment and leasehold improvements, net	—	10,485	3	91	—	10,579
Goodwill, net	—	116,574	39,471	711	—	156,756
Other intangibles, net	—	21,714	128	164	—	22,006
Deferred income taxes, net	—	207,476	—	—	—	207,476

TOTAL	$223,378	$661,588	$62,616	$4,553	$(441,717)	$510,418

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Settlement liabilities	$—	$59,017	$—	$765	$—	$59,782
Accounts payable	—	20,103	70	240	—	20,413
Accrued expenses	—	37,529	58	(671)	(22,738)	14,178
Borrowings	—	321,412	—	—	—	321,412

Total liabilities	—	438,061	128	334	(22,738)	415,785

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	—	149	—	—	—	149
STOCKHOLDERS’ EQUITY (DEFICIT)	223,378	223,378	62,488	4,219	(418,979)	94,484

TOTAL	$223,378	$661,588	$62,616	$4,553	$(441,717)	$510,418

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
December 31, 2004

			Combined	Combined	Elimination
	Parent	Issuer	Guarantors	Non-Guarantors	Entries*	Consolidated
	(Amounts in thousands)

ASSETS
Cash and cash equivalents	$700	$45,037	$662	$3,178	$—	$49,577
Settlement receivables	—	29,787	—	570	—	30,357
Receivables, other	—	6,915	16,952	19	(19,245)	4,641
Prepaid and other assets	—	13,713	—	12	—	13,725
Investment in subsidiaries	(57,479)	59,719	—	—	(2,240)	—
Property, equipment and leasehold improvements, net	—	10,341	—	—	—	10,341
Goodwill, net	—	116,575	39,470	688	—	156,733
Other intangibles, net	—	16,512	34	—	—	16,546
Deferred income taxes, net	—	214,121	—	584	—	214,705

TOTAL	$(56,779)	$512,720	$57,118	$5,051	$(21,485)	$496,625

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
LIABILITIES:
Settlement liabilities	$—	$41,583	$—	$609	$—	$42,192
Accounts payable	—	19,929	375	313	—	20,617
Accrued expenses	—	30,350	—	1,153	(19,245)	12,258
Borrowings	—	478,250	—	—	—	478,250

Total liabilities	—	570,112	375	2,075	(19,245)	553,317

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	—	87	—	—	—	87
STOCKHOLDERS’ (DEFICIT) EQUITY	(56,779)	(57,479)	56,743	2,976	(2,240)	(56,779)

TOTAL	$(56,779)	$512,720	$57,118	$5,051	$(21,485)	$496,625

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
Year Ended December 31, 2005

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations*	Consolidated
	(Amounts in thousands)

REVENUES:
Cash advance	$—	$230,157	$—	$4,898	$—	$235,055
ATM	—	182,291	—	—	—	182,291
Check services	—	22,716	3,660	—	—	26,376
Central Credit and other revenues	22,591	8,193	8,867	85	(29,378)	10,358

Total revenues	22,591	443,357	12,527	4,983	(29,378)	454,080
COST OF REVENUES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)	—	302,625	3,287	3,090	—	309,002

GROSS PROFIT (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)	22,591	140,732	9,240	1,893	(29,378)	145,078
Operating expenses	—	(46,450)	(3,404)	(1,449)	618	(50,685)
Amortization	—	(5,167)	(90)	(38)	—	(5,295)
Depreciation	—	(6,788)	(1)	(25)	—	(6,814)

OPERATING INCOME (LOSS)	22,591	82,327	5,745	381	(28,760)	82,284

INTEREST INCOME (EXPENSE), NET
Interest income	—	1,713	—	102	—	1,815
Interest expense	—	(44,165)	—	—	—	(44,165)
Loss on early extinguishment of debt	—	(9,529)	—	—	—	(9,529)

Total interest income (expense) , net	—	(51,981)	—	102	—	(51,879)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	22,591	30,346	5,745	483	(28,760)	30,405
INCOME TAX PROVISION	—	(7,973)	—	(59)	—	(8,032)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	22,591	22,373	5,745	424	(28,760)	22,373
MINORITY OWNERSHIP LOSS	—	218	—	—	—	218

NET INCOME (LOSS)	$22,591	$22,591	$5,745	$424	$(28,760)	$22,591

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
Year Ended December 31, 2004

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations*	Consolidated
	(Amounts in thousands)

REVENUES:
Cash advance	$—	$205,677	$—	$4,285	$—	$209,962
ATM	—	158,433	—	—	—	158,433
Check services	—	23,768	—	—	—	23,768
Central Credit and other revenues	254,555	6,081	10,519	72	(260,387)	10,840

Total revenues	254,555	393,959	10,519	4,357	(260,387)	403,003
COST OF REVENUES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)	—	267,150	276	2,686	—	270,112

GROSS PROFIT (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION)	254,555	126,809	10,243	1,671	(260,387)	132,891
Operating expenses	—	(39,249)	(3,657)	(2,971)	555	(45,322)
Amortization	—	(5,337)	(335)	—	—	(5,672)
Depreciation	—	(7,855)	(21)	—	—	(7,876)

OPERATING INCOME (LOSS)	254,555	74,368	6,230	(1,300)	(259,832)	74,021

INTEREST INCOME (EXPENSE), NET
Interest income	—	1,210	—	108	—	1,318
Interest expense	—	(33,343)	—	—	—	(33,343)
Loss on early extinguishment of debt	—	—	—	—	—	—

Total interest income (expense), net	—	(32,133)	—	108	—	(32,025)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	254,555	42,235	6,230	(1,192)	(259,832)	41,996
INCOME TAX PROVISION	—	212,107	—	239	—	212,346

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	254,555	254,342	6,230	(953)	(259,832)	254,342
MINORITY OWNERSHIP LOSS	—	213	—	—	—	213

NET INCOME (LOSS)	$254,555	$254,555	$6,230	$(953)	$(259,832)	$254,555

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
Year Ended December 31, 2005

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations*	Consolidated
	(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,591	$22,591	$5,745	$424	$(28,760)	$22,591
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	1,942	—	—	—	1,942
Amortization of intangibles	—	5,167	90	38	—	5,295
Depreciation	—	6,788	1	25	—	6,814
Loss (gain) on sale or disposal of assets	—	47	—	—	—	47
Loss on early extinguishment of debt	—	9,529	—	—	—	9,529
Write-off of bad debt	—	1,100	—	—	—	1,100
Deferred income taxes	—	6,645	—	583	—	7,228
Equity (income) loss	(22,591)	(6,169)	—	—	28,760	—
Minority ownership loss	—	(218)	—	—	—	(218)
Changes in operating assets and liabilities:
Settlement receivables	—	(29,681)	—	(348)	—	(30,029)
Receivables, other	(1,138)	(2,681)	(5,786)	(18)	3,492	(6,131)
Prepaid and other assets	—	(1,092)	(1)	—	—	(1,093)
Settlement liabilities	—	17,685	—	152	—	17,837
Accounts payable	—	202	(306)	(74)	—	(178)
Accrued expenses	—	7,161	58	(1,878)	(3,492)	1,849

Net cash provided by (used in) operating activities	(1,138)	39,016	(199)	(1,096)	—	36,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	—	(6,962)	(4)	(132)	—	(7,098)
Purchase of other intangibles	—	(10,393)	(183)	(186)	—	(10,762)
Investments in subsidiaries	(130,459)	(700)	—	—	131,159	—

Net cash used in investing activities	(130,459)	(18,055)	(187)	(318)	131,159	(17,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(74,588)	—	—	—	(74,588)
Repayments from early retirement of senior subordinated notes	—	(89,446)	—	—	—	(89,446)
Debt issuance costs	—	(331)	—	—	—	(331)
Proceeds from equity offering	130,897		—	—	—	130,897
Minority capital contributions	—	280	—	—	—	280
Capital contributions	—	130,459	—	700	(131,159)	—

Net cash (used in) provided by financing activities	130,897	(33,626)	—	700	(131,159)	(33,188)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(135)	—	146	—	11

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(700)	(12,800)	(386)	(568)	—	(14,454)
CASH AND CASH EQUIVALENTS — Beginning of period	700	45,037	662	3,178	—	49,577

CASH AND CASH EQUIVALENTS — End of period	$—	$32,237	$276	$2,610	$—	$35,123

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
Year Ended December 31, 2004

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations*	Consolidated
	(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$254,555	$254,555	$6,230	$(953)	$(259,832)	$254,555
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	1,618	—	—	—	1,618
Amortization of intangibles	—	5,337	335	—	—	5,672
Depreciation	—	7,855	21	—	—	7,876
Equity (income) loss	(254,555)	(5,277)	—	—	259,832	—
Loss (gain) on sale or disposal of assets	—	179	—	—	—	179
Deferred income taxes	—	(214,121)	—	(544)	—	(214,665)
Minority ownership loss	—	(213)	—	—	—	(213)
Changes in operating assets and liabilities:
Settlement receivables	—	(9,683)	—	(132)	—	(9,815)
Receivables, other	—	7,959	(6,123)	(2,337)	(158)	(659)
Prepaid and other assets	—	(464)	—	(11)	—	(475)
Settlement liabilities	—	18,699	—	296	—	18,995
Accounts payable	—	1,887	4	142	555	2,588
Accrued expenses	—	8,571	—	985	—	9,556

Net cash provided by (used in) operating activities	—	76,902	467	(2,554)	397	75,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	—	(3,261)	—	—	—	(3,261)
Purchase of other intangibles	—	(1,600)	—	—	—	(1,600)
Investments in subsidiaries	—	(750)	—	—	750	—

Net cash used in investing activities	—	(5,611)	—	—	750	(4,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	484,087	—	—	—	484,087
Repayments under credit facility	—	(16,750)	—	—	—	(16,750)
Debt issuance costs	—	(3,000)	—	—	—	(3,000)
Minority capital contributions	—	300	—	—	—	300
Capital contributions	700	—	—	750	(1,450)	—
Redemption of membership interests and distributions to partners	—	(505,157)	—	(4,130)	700	(508,587)

Net cash used in financing activities	700	(40,520)	—	(3,380)	(750)	(43,950)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(399)	—	549	(397)	(247)

NET DECREASE IN CASH AND CASH EQUIVALENTS	700	30,372	467	(5,385)	—	26,154
CASH AND CASH EQUIVALENTS — Beginning of period	—	14,665	195	8,563	—	23,423

CASH AND CASH EQUIVALENTS — End of period	$700	$45,037	$662	$3,178	$—	$49,577

*	Eliminations include intercompany investments and management fees

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Exchange Act. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. However, based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2005.

(b) Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our fiscal fourth quarter that ended December 31, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our executive officers and directors required by this Item is incorporated by reference to the section entitled “Proposal One — Election of Class I Directors” in the Company’s Definitive Proxy Statement in connection with the 2006 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2005. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information required by 10A-3(d) of the Exchange Act is incorporated by reference to the section entitled “Board and Corporate Governance Matters” in the Proxy Statement.

We have adopted a Code of Business Conduct and Ethics that is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The Code of Business Conduct and Ethics is available on our website at www.globalcashaccess.com. To the extent required by law, any amendments to, or waivers from, any provision of the Code of Conduct will be promptly disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

On March 23, 2006, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange Corporate Governance listing standards as of that date.

We have filed, as an exhibit to this Annual Report on Form 10-K, the certification required by Section 302 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder regarding the quality of our public disclosure.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the section entitled “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Information regarding the Company’s equity compensation plans is incorporated by reference to the section entitled “Equity Compensation Plans” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the section entitled “Audit and Non-Audit Fees” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2005

Consolidated Statement of Stockholders’ Equity (Deficiency) for the three years ended December 31, 2005

Consolidated Statements of Cash Flows for the three years ended December 31, 2005

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable or the required information is included in the consolidated financial statements or notes thereto.

3. See Item 15(b)

(b) Exhibits:

Exhibit
Number		Exhibit Description

3	.1(1)	Amended and Restated Certificate of Incorporation
3	.2(1)	Amended and Restated Bylaws
4	.2(1)	Indenture relating to $235,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2012
4	.3(1)	Form of 8 3/4% Senior Subordinated Notes due 2012
4	.4(1)	Assumption Agreement, dated as of June 7, 2004, by Global Cash Access, Inc. and the Subsidiary Guarantors named therein

Exhibit
Number		Exhibit Description

4	.5(1)	Supplemental Indenture by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., GCA Access Card, Inc., Central Credit, LLC and The Bank of New York Trust Company, N.A. and form of notation of Guarantee by Global Cash Access Holdings, Inc.
4	.6(1)	Supplemental Indenture by and among Global Cash Access, Inc., GCA Access Card, Inc., Central Credit, LLC and The Bank of New York Trust Company, N.A. and notation of Guarantee by GCA Access Card, Inc.
10	.1(1)	Lease Agreement, dated as of March 8, 2000, by and between Global Cash Access, L.L.C. and American Pacific Capital Gateway Bldg D Co., L.L.C.
10	.4(1)	Guaranty, dated as of March 10, 2004, among GCA Holdings, L.L.C., the guarantors from time to time party hereto and Bank of America, N.A., as Administrative Agent
10	.5(1)	Security Agreement, dated as of March 10, 2004, among the loan parties from time to time party thereto and Bank of America, N.A., as Collateral Agent
10	.6(1)	Pledge Agreement, dated as of March 10, 2004, among the loan parties from time to time party thereto and Bank of America, N.A., as Collateral Agent
10	.7(1)	Membership Unit Redemption Agreement, dated as of March 10, 2004, between FDFS Holdings, LLC and GCA Holdings, L.L.C.
10	.8(1)	Sponsorship Agreement, dated as of November 1999, by and between BA Merchant Services, Inc. and Global Cash Access, L.L.C., as amended by Amendment Number 1 to the Sponsorship Agreement, dated as of September 2000, among BA Merchant Services, Global Cash Access, L.L.C. and First Data Corporation
10	.9(1)	Sponsorship Indemnification Agreement, dated as of March 10, 2004, by and between Global Cash Access, L.L.C. and First Data Corporation
10	.10(1)	Amended and Restated Software License Agreement, dated as of March 10, 2004, between Infonox on the Web and Global Cash Access, L.L.C.
10	.11(1)	Professional Services Agreement, dated as of March 10, 2004, between Infonox on the Web and Global Cash Access, L.L.
10	.12(1)	Patent License Agreement, dated as of March 10, 2004, between USA Payments and Global Cash Access, L.L.C.
10	.13(1)	Amended and Restated Electronic Payment Processing Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C., USA Payments Inc. and USA Payment Systems, Inc.
10	.14(1)	Letter Agreement Relating to Technology, dated May 13, 2004, among Global Cash Access, L.L.C., USA Payments, USA Payment Systems and Infonox on the Web
10	.15(1)	Automated Teller Machine Sponsorship Agreement by and between Global Cash Access, L.L.C. and Western Union Bank, dated as of November 12, 2002, and First Amendment to Automated Teller Machine Sponsorship Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C. and First Financial Bank
10	.16(1)	Membership Unit Purchase Agreement, dated as of March 10, 2004, by and among Bank of America Corporation, M&C International and GCA Holdings, L.L.C.
10	.17(1)	Amendment to Treasury Services Terms and Conditions Booklet — ATM Cash Services, dated as of March 8, 2004, by and between Global Cash Access, L.L.C. and Bank of America, N.A.
10	.18(1)	Limited Liability Company Agreement of QuikPlay, LLC, dated as of December 6, 2000, between Global Cash Access, L.L.C. and IGT
10	.19(1)	Registration Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein, M&C International and Bank of America Corporation
10	.20(1)	Stockholders Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein, M&C International and Bank of America Corporation
10	.21(1)	Investor Rights Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein and M&C International
10	.22(1)	Noncompete Agreement, dated as of May 14, 2004, by and between GCA Holdings, Inc. and Kirk Sanford
*10	.23(1)	Employment Agreement, dated as of July 12, 2004, by and between Global Cash Access, Inc. and Harry C. Hagerty

Exhibit
Number		Exhibit Description

*10	.24(1)	Notice of Stock Option Award and Stock Option Award Agreement, dated as of September 1, 2004, by and between GCA Holdings, Inc. and Harry C. Hagerty
*10	.25(1)	GCA Holdings, Inc. 2005 Stock Incentive Plan
*10	.26(1)	Employment Agreement, dated as of March 22, 2005, by and between Global Cash Access, Inc. and Kirk Sanford
*10	.27(1)	Form of Indemnification Agreement between Global Cash Access Holdings, Inc. and each of its executive officers and directors
10	.28(1)	Patent Purchase and License Agreement, dated as of March 22, 2005, by and between Global Cash Access, Inc. and USA Payments
10	.29(1)	Termination and Consent, dated as of March 16, 2005, by and among Global Cash Access Holdings, Inc. and the other parties thereto
10	.30(1)	Amended and Restated Credit Agreement, dated as of April 13, 2005, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, as amended by Amendment No. 1 thereto
10	.31(1)	Consent and Waiver, dated as of April 11, 2005, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, and Bank of America, N.A., as Administrative Agent
10	.32(1)	Employment Agreement, dated as of September 12, 2005, by and between Global Cash Access, Inc. and Kathryn S. Lever
*10	.33(2)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Kirk E. Sanford
*10	.34(3)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Harry C. Hagerty
*10	.35(4)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Kathryn S. Lever
12.1		Computation of ratio of earnings to fixed charges
21.1		Subsidiaries of the Registrant
23.1		Consent of Deloitte & Touche LLP
24.1		Power of Attorney (see page 97)
31.1		Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 23, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 23, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 23, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 23, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-123514) filed September 22, 2005.

(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2006.

(3)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 17, 2006.

(4)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 17, 2006.

*	Management contracts or compensatory plans or arrangements.

(c) See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASH ACCESS HOLDINGS, INC.

By:	/s/ Kirk Sanford Kirk Sanford President and Chief Executive Officer (Principal Executive Officer)

Dated: March 23, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kirk Sanford and Harry C. Hagerty, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Kirk Sanford Kirk Sanford	President and Chief Executive Officer (Principal Executive Officer) and Director	March 23, 2006

/s/ Harry C. Hagerty Harry C. Hagerty	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2006

/s/ Karim Maskatiya Karim Maskatiya	Director	March 23, 2006

/s/ Robert Cucinotta Robert Cucinotta	Director	March 23, 2006

/s/ Walter G. Kortschak Walter G. Kortschak	Director	March 23, 2006

/s/ Charles J. Fitzgerald Charles J. Fitzgerald	Director	March 23, 2006

/s/ E. Miles Kilburn E. Miles Kilburn	Director	March 23, 2006

/s/ William H. Harris William H. Harris	Director	March 23, 2006

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3	.1(1)	Amended and Restated Certificate of Incorporation
3	.2(1)	Amended and Restated Bylaws
4	.2(1)	Indenture relating to $235,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2012
4	.3(1)	Form of 8 3/4% Senior Subordinated Notes due 2012
4	.4(1)	Assumption Agreement, dated as of June 7, 2004, by Global Cash Access, Inc. and the Subsidiary Guarantors named therein
4	.5(1)	Supplemental Indenture by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., GCA Access Card, Inc., Central Credit, LLC and The Bank of New York Trust Company, N.A. and form of notation of Guarantee by Global Cash Access Holdings, Inc.
4	.6(1)	Supplemental Indenture by and among Global Cash Access, Inc., GCA Access Card, Inc., Central Credit, LLC and The Bank of New York Trust Company, N.A. and notation of Guarantee by GCA Access Card, Inc.
10	.1(1)	Lease Agreement, dated as of March 8, 2000, by and between Global Cash Access, L.L.C. and American Pacific Capital Gateway Bldg D Co., L.L.C.
10	.4(1)	Guaranty, dated as of March 10, 2004, among GCA Holdings, L.L.C., the guarantors from time to time party hereto and Bank of America, N.A., as Administrative Agent
10	.5(1)	Security Agreement, dated as of March 10, 2004, among the loan parties from time to time party thereto and Bank of America, N.A., as Collateral Agent
10	.6(1)	Pledge Agreement, dated as of March 10, 2004, among the loan parties from time to time party thereto and Bank of America, N.A., as Collateral Agent
10	.7(1)	Membership Unit Redemption Agreement, dated as of March 10, 2004, between FDFS Holdings, LLC and GCA Holdings, L.L.C.
10	.8(1)	Sponsorship Agreement, dated as of November 1999, by and between BA Merchant Services, Inc. and Global Cash Access, L.L.C., as amended by Amendment Number 1 to the Sponsorship Agreement, dated as of September 2000, among BA Merchant Services, Global Cash Access, L.L.C. and First Data Corporation
10	.9(1)	Sponsorship Indemnification Agreement, dated as of March 10, 2004, by and between Global Cash Access, L.L.C. and First Data Corporation
10	.10(1)	Amended and Restated Software License Agreement, dated as of March 10, 2004, between Infonox on the Web and Global Cash Access, L.L.C.
10	.11(1)	Professional Services Agreement, dated as of March 10, 2004, between Infonox on the Web and Global Cash Access, L.L.
10	.12(1)	Patent License Agreement, dated as of March 10, 2004, between USA Payments and Global Cash Access, L.L.C.
10	.13(1)	Amended and Restated Electronic Payment Processing Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C., USA Payments Inc. and USA Payment Systems, Inc.
10	.14(1)	Letter Agreement Relating to Technology, dated May 13, 2004, among Global Cash Access, L.L.C., USA Payments, USA Payment Systems and Infonox on the Web
10	.15(1)	Automated Teller Machine Sponsorship Agreement by and between Global Cash Access, L.L.C. and Western Union Bank, dated as of November 12, 2002, and First Amendment to Automated Teller Machine Sponsorship Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C. and First Financial Bank
10	.16(1)	Membership Unit Purchase Agreement, dated as of March 10, 2004, by and among Bank of America Corporation, M&C International and GCA Holdings, L.L.C.
10	.17(1)	Amendment to Treasury Services Terms and Conditions Booklet — ATM Cash Services, dated as of March 8, 2004, by and between Global Cash Access, L.L.C. and Bank of America, N.A.

Exhibit
Number		Exhibit Description

10	.18(1)	Limited Liability Company Agreement of QuikPlay, LLC, dated as of December 6, 2000, between Global Cash Access, L.L.C. and IGT
10	.19(1)	Registration Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein, M&C International and Bank of America Corporation
10	.20(1)	Stockholders Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein, M&C International and Bank of America Corporation
10	.21(1)	Investor Rights Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein and M&C International
10	.22(1)	Noncompete Agreement, dated as of May 14, 2004, by and between GCA Holdings, Inc. and Kirk Sanford
*10	.23(1)	Employment Agreement, dated as of July 12, 2004, by and between Global Cash Access, Inc. and Harry C. Hagerty
*10	.24(1)	Notice of Stock Option Award and Stock Option Award Agreement, dated as of September 1, 2004, by and between GCA Holdings, Inc. and Harry C. Hagerty
*10	.25(1)	GCA Holdings, Inc. 2005 Stock Incentive Plan
*10	.26(1)	Employment Agreement, dated as of March 22, 2005, by and between Global Cash Access, Inc. and Kirk Sanford
*10	.27(1)	Form of Indemnification Agreement between Global Cash Access Holdings, Inc. and each of its executive officers and directors
10	.28(1)	Patent Purchase and License Agreement, dated as of March 22, 2005, by and between Global Cash Access, Inc. and USA Payments
10	.29(1)	Termination and Consent, dated as of March 16, 2005, by and among Global Cash Access Holdings, Inc. and the other parties thereto
10	.30(1)	Amended and Restated Credit Agreement, dated as of April 13, 2005, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, as amended by Amendment No. 1 thereto
10	.31(1)	Consent and Waiver, dated as of April 11, 2005, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, and Bank of America, N.A., as Administrative Agent
10	.32(1)	Employment Agreement, dated as of September 12, 2005, by and between Global Cash Access, Inc. and Kathryn S. Lever
*10	.33(2)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Kirk E. Sanford
*10	.34(3)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Harry C. Hagerty
*10	.35(4)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Kathryn S. Lever
12.1		Computation of ratio of earnings to fixed charges
21.1		Subsidiaries of the Registrant
23.1		Consent of Deloitte & Touche LLP
24.1		Power of Attorney (see page 97)
31.1		Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 23, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 23, 2006 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Exhibit Description

32.1	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 23, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 23, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-123514) filed September 22, 2005.

(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2006.

(3)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 17, 2006.

(4)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 17, 2006.

*	Management contracts or compensatory plans or arrangements.