Form 10-Q
period 2006-03-31
Global Cash Access Holdings, Inc.
filed 2006-05-15
CIK 1318568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file no 001-32622

GLOBAL CASH ACCESS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-0723270
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. No.)

3525 East Post Road, Suite 120 Las Vegas, Nevada (Address of Principal Executive Offices)	89120 (Zip Code)

Registrant’s telephone number, including area code:
(800) 833-7110

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 12, 2006, there were 82,203,272 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Amounts in thousands, except par value)
	(Unaudited)

ASSETS
Cash and cash equivalents	$47,247	$35,123
Settlement receivables	23,922	60,164
Receivables, other	6,390	7,355
Prepaid and other assets	10,873	10,959
Property, equipment and leasehold improvements, net	13,632	10,579
Goodwill, net	156,755	156,756
Other intangibles, net	20,747	22,006
Deferred income taxes, net	203,713	207,476

Total assets	$483,279	$510,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Settlement liabilities	$23,997	$59,782
Accounts payable	22,731	20,413
Accrued expenses	13,505	14,178
Borrowings	319,101	321,412

Total liabilities	379,334	415,785

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	333	149

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 500,000 shares authorized and 82,185 and 81,554 shares outstanding at March 31, 2006 and December 31, 2005, respectively	82	82
Preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares shares outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Additional paid in capital	130,998	128,886
Accumulated deficit	(29,247)	(36,210)
Accumulated other comprehensive income	1,779	1,726

Total stockholders’ equity	103,612	94,484

Total liabilities and stockholders’ equity	$483,279	$510,418

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands, except per share) (Unaudited)

REVENUES:
Cash advance	$67,055	$56,778
ATM	53,160	43,773
Check services	7,244	6,309
Central Credit and other revenues	2,376	2,806

Total revenues	129,835	109,666
Cost of revenues (exclusive of depreciation and amortization)	(91,351)	(72,465)
Operating expenses	(15,290)	(12,013)
Amortization	(1,502)	(1,364)
Depreciation	(1,065)	(1,952)

OPERATING INCOME	20,627	21,872

INTEREST INCOME (EXPENSE), NET
Interest income	555	451
Interest expense	(10,248)	(10,932)

Total interest income (expense), net	(9,693)	(10,481)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	10,934	11,391
INCOME TAX PROVISION	(4,007)	(4,083)

INCOME BEFORE MINORITY OWNERSHIP LOSS	6,927	7,308
MINORITY OWNERSHIP LOSS, NET OF TAX	36	32

NET INCOME	6,963	7,340
Foreign currency translation, net of tax	53	(135)

COMPREHENSIVE INCOME	$7,016	$7,205

Earnings per share
Basic	$0.09	$0.23

Diluted	$0.09	$0.10

Weighted average number of common shares outstanding
Basic	81,556	32,175
Diluted	81,556	71,699

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands) (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,963	$7,340
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	424	494
Amortization of intangibles	1,502	1,364
Depreciation	1,065	1,952
Provision for bad debts	1,500	—
Deferred income taxes	3,763	3,625
Minority ownership loss	(57)	(50)
Stock-based compensation	1,961	—
Changes in operating assets and liabilities:
Settlement receivables	36,269	7,184
Receivables, other	(498)	962
Prepaid and other assets	(226)	(2,098)
Settlement liabilities	(35,833)	(6,300)
Accounts payable	2,259	(1,513)
Accrued expenses	(2,493)	(5,187)

Net cash provided by operating activities	16,599	7,773

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(2,252)	(2,068)
Purchase of other intangibles	(243)	(353)

Net cash used in investing activities	(2,495)	(2,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	(2,310)	(31,500)
Debt issuance costs	(105)	—
Proceeds from exercise of stock options	163	—
Minority capital contributions	240	280

Net cash used in financing activities	(2,012)	(31,220)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$32	$11

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,124	(25,857)
CASH AND CASH EQUIVALENTS — Beginning of period	35,123	49,577

CASH AND CASH EQUIVALENTS — End of period	$47,247	$23,720

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13,008	$15,489

Cash paid for income taxes, net of refunds	$621	$1,450

Property acquired with current accounts payable	$1,864	$—

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BUSINESS AND BASIS OF PRESENTATION

Business — Global Cash Access Holdings, Inc. is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. (“GCA”). Unless otherwise indicated, the terms “the Company,” “Holdings,” “we,” “us” and “our” refer to Global Cash Access Holdings, Inc. together with its consolidated subsidiaries. Holdings was formed on February 4, 2004, to hold all of the outstanding capital stock of GCA and to guarantee the obligations under GCA’s senior secured credit facilities. The accompanying condensed consolidated financial statements present the operations of the Company as-if Holdings had been in existence for all periods presented.

GCA is a financial services company that provides cash access products and services to the gaming industry. The Company’s cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash advances, point-of-sale debit card cash advances, automated teller machine (“ATM”) withdrawals, check cashing transactions and money transfers. These services are provided to patrons at gaming establishments directly by the Company or through one of its consolidated subsidiaries. GCA’s subsidiaries are: CashCall Systems Inc. (“CashCall”), GCA Canada Inc. (“GCA Canada”), Global Cash Access (BVI), Inc. (“BVI”), Arriva Card, Inc. (“Arriva”), Global Cash Access Switzerland A.G. (“Swiss Co”) and QuikPlay, LLC (“QuikPlay”).

The Company also owns and operates one of the leading credit reporting agencies in the gaming industry, Central Credit, LLC (“Central”), and provides credit-information services and credit-reporting history on gaming patrons to various gaming establishments. Central operates in both international and domestic gaming markets.

The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings and its consolidated subsidiaries: GCA, CashCall, Central, BVI, Arriva, Swiss Co, GCA Canada and QuikPlay.

Basis of Presentation — The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full fiscal year. Certain amounts in the prior period financial statements and related notes have been reclassified to conform to the 2006 presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation —  The unaudited condensed consolidated financial statements presented for the three months ended March 31, 2006 and 2005 and as of December 31, 2005 include the accounts of Global Cash Access Holdings, Inc., and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Earnings Applicable to Common Stock — In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of potential common stock, which consists of convertible preferred stock, non-vested shares and

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed stock option exercises. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Weighted average common shares outstanding — basic	81,556	32,175
Potential dilution from conversion of preferred shares	—	39,325
Potential dilution from equity grants(1)	—	199

Weighted average common shares outstanding — diluted	81,556	71,699

(1)	The potential dilution excludes 619,747 and 0 shares of non-vested time-based restricted shares and stock options to acquire 4,119,995 and 3,046,930 shares of common stock at March 31, 2006 and March 31, 2005, respectively, as the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.

Stock-Based Compensation — On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Accordingly, prior period amounts have not been restated. Prior to the adoption of SFAS No. 123(R), the Company applied Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation. Accordingly, no compensation expense was recognized because the exercise price of the stock options was equal to the market price of the stock on the date of grant.

In the first quarter of 2006, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $2.0 million. The incremental stock-based compensation expense caused income before income tax provision and minority loss to decrease by $2.0 million, net income to decrease by $1.2 million and basic and diluted earnings per share to decrease by $0.01 per share.

The following table details the effect on net income and earnings per share had the compensation expense for the employee stock-based awards been recorded based on the fair value method under SFAS No. 123, Accounting for Stock-Based Compensation, in the three months ended March 31, 2005 (amounts in thousands):

Three Months
Ended
March 31,
2005

Net income, as reported	$7,340
Less: total stock-based compensation determined under fair-value based method for all awards, net of tax	(881)

Pro forma net income	$6,459

Pro forma earnings per share
Basic	$0.20

Diluted	$0.09

Pro forma weighted average number of common shares outstanding
Basic	32,175
Diluted	71,699

Recently Issued Accounting Pronouncements — In February 2006, the Financial Accounting Standards Board (FASB) SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year after September 15, 2006. SFAS No. 155 will be effective for the company

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning in the first quarter of 2007. This pronouncement primarily resolves certain issues addressed in the implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, concerning beneficial interests in securitized financial assets. The Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the 2007 fiscal year. The Company is evaluating any future effect of this pronouncement.

3.	ATM FUNDING AGREEMENTS

Bank of America Amended Treasury Services Agreement — On March 8, 2004, the Company entered into an Amendment of the Treasury Services Agreement with Bank of America, N.A. that allowed for the Company to utilize up to $300 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for all the Company’s ATMs. For use of these funds, GCA pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points. The cash usage fee is included within interest expense in the unaudited condensed consolidated statements of income. The cash usage interest rate in effect at March 31, 2006 was 5.1%. The Company is required to maintain insurance to protect the Company and Bank of America from the risk of loss of cash utilized in the ATMs. The Company is self-insured related to this risk. For the year ended December 31, 2005 and the three months ended March 31, 2006, the Company had incurred no losses related to this self insurance.

Site Funded ATMs — GCA operates some ATMs at customer locations where the customer provides the cash required for ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. As of March 31, 2006 and December 31, 2005, GCA operated 244 and 203 ATMs, respectively, that were site funded.

4.	COMMITMENTS AND CONTINGENCIES

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

In December 2004, the Company paid the amount requested related to the customer, and the customer remitted the tax to the CRA. In February 2005, the Company filed a refund claim for taxes paid in error with CRA. This claim was denied as expected, and the Company is currently defending the rebate claim.

The Company believes the transactions performed in Canada are financial services transactions specifically exempted by the ETA and therefore not GST taxable. As the Company has paid these obligations and as there is uncertainty related to the ability to recover these amounts through the refund claim and appeals process, the Company deemed it appropriate to expense this payment and accrue a liability related to future payments for this customer.

Accordingly, in the three months ended March 31, 2006 and 2005, the Company has recorded $0.1 million and $1.7 million, respectively, in operating expenses related to this potential tax exposure in the accompanying consolidated income statements.

Patent Infringement Litigation — On October 22, 2004, we and USA Payments, as co-plaintiffs, filed a complaint in United States District Court, District of Nevada against U.S. Bancorp d/b/a U.S. Bank, Certegy Inc., Certegy Check Services, Inc., Game Financial Corporation and GameCash, Inc. alleging the infringement of the patented “3-in-1 rollover” functionality. In this litigation, we are seeking an injunction against future infringement of the patent and recovery of damages as a result of past infringement of the patent. In its response, the defendants have denied infringement and have asserted patent invalidity. In addition, the defendants have asserted various antitrust and unfair competition counterclaims.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company is threatened with or named as a defendant in various lawsuits in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation is not likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Registration Agreement

The Company and some of its stockholders are party to a Registration Agreement. The Registration Agreement provides the stockholders with rights to cause the Company to register their shares of Common Stock on a registration statement filed with the Securities and Exchange Commission. Under the terms of this agreement, some holders of registration rights may require the Company to file a registration statement under the Securities Act at the Company’s expense with respect to their shares of Common Stock. Under this agreement, the Company has agreed to bear all registration expenses (other than underwriting discounts and commissions and fees), and specific fees and disbursements of counsel of the holders of registration rights. The Company has agreed to indemnify the holders of registration rights against specific liabilities under the Securities Act.

Arriva Origination Commitments

Arriva entered into separate agreements with CIT Bank and with Fiserv Solutions, Inc., all of which are effective as of March 2006, related to the issuance, underwriting and processing of the private label credit card we are expecting, through Arriva, to commence providing later in 2006. Under the terms of the agreements with CIT Bank, Arriva is committed to pay CIT Bank for $0.2 million of consumer origination transactions and $0.1 million in other operating expenses during the first 18 months of the term. After meeting these commitments, Arriva may cancel these agreements during the first 18 months of the term without any additional penalty. Under the terms of the agreement with Fiserv Solutions, Inc., Arriva is also committed to pay $0.5 million in termination fees to Fiserv Solutions, Inc. if the arrangement is terminated during the first 18 months of the term.

5.	BORROWINGS

Senior Secured Credit Facility — In April 2005, GCA and Holdings entered into an Amended and Restated Credit Facility (the “Amended Credit Facility”). Borrowings under the Amended Credit Facility bear interest, at the Company’s option, at either i) a base rate plus an applicable margin or ii) LIBOR plus an applicable margin. In January 2006, the Company received a credit rating upgrade and had reduced the overall leverage ratio to qualify for a decrease of the applicable margin applied to the borrowings under the term loan portion and the revolving portion of the Amended Credit Facility. Beginning April 2006, the applicable margin for LIBOR loans was reduced from 2.25% to 1.75% while the applicable margin for base rate loans was reduced from 1.25% to 0.75%.

In the three months ended March 31, 2006, the Company made repayments of $2.3 million on the term loan, and the interest rate in effect at March 31, 2006 was 7.08%. In addition to scheduled quarterly principal repayments and based upon the Company’s leverage ratio at December 31, 2005, GCA is required to make an annual repayment of 50% of the excess cash flow as defined in the Amended Credit Facility. As our additional voluntary prepayments in 2005 exceeded our required excess cash flow payment for 2005, no excess cash flow payment was required in the three months ended March 31, 2006.

Under the terms of our Amended Credit Facility we are required to maintain financial covenants related to our leverage ratio, senior leverage ratio and fixed charge cover ratio. Additionally, we have a covenant related to our

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowable capital expenditures. The Company believes it was in compliance with all of its debt covenants as of March 31, 2006.

As of March 31, 2006, the Company had $3.1 million in letters of credit issued and outstanding, which reduced amounts available under the revolving portion of the Amended Credit Facility.

6.	BENEFIT PLANS

Stock Options — The Company has issued stock options to directors, officers and key employees under the 2005 Stock Incentive Plan (the “2005 Plan”). Generally, options under the 2005 Plan (other than those granted to non-employee directors) will vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Stock options are issued at the current market price on the date of grant, with a contractual term of 10 years. The grant date fair value is calculated using the Black-Scholes option valuation model. In addition to the 2005 Plan, the Company has granted our Chief Financial Officer options to acquire 722,215 shares of common stock as part of his employment agreement in 2004. The terms of these options are similar to those found in the 2005 Plan.

The fair value of the options granted during the three months ended March 31, 2006 and 2005 were estimated using the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005

Expected dividend yield	0.0%	0.0%
Expected volatility	50.0%	50.0%
Risk-free interest rate	4.5%	3.7%
Expected life of stock options (in years)	6.3	6.0

The expected life (estimated period of time outstanding) of options granted was estimated using the expected exercise behavior of employees.

The expected volatility was based on an estimate of the volatility for similar companies within our industry that had recently gone through the initial public offering process. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of award activity under the Company’s stock option plans as of March 31, 2006 and changes during the three month period is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Life	Intrinsic
	Options	Prices	Remaining	Value
				(In thousands)

Outstanding — December 31, 2005	4,079,145	$12.94
Granted	55,000	15.79
Exercised	(11,650)	13.99
Forfieted	(2,500)	13.99

Outstanding — March 31, 2006	4,119,995	$12.97	8.8 years	$27,871

Exercisable — March 31, 2006	1,148,690	$12.43	8.7 years	$7,447

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $8.56 and $7.27, respectively.

We received $0.2 million and $0 in cash from the exercise of stock options during the three months ended March 31, 2006 and 2005, respectively. The total intrinsic value of options exercised during the three months ended

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2006 and 2005 was $0.1 million and $0, respectively. As of March 31, 2006, there was $18.7 million in unrecognized compensation expense related to options expected to vest. That cost is expected to be recognized on a straight-line basis over a weighted average period of 2.7 years.

Restricted Stock — In March 2006, the Company awarded 619,747 shares of time-based restricted common stock to employees. These shares will vest over a period of four years. A summary of non-vested share awards for the Company’s time-based restricted shares as of March 31, 2006 and changes during the three month period is as follows:

Shares
Outstanding

Balance — December 31, 2005	—
Granted	619,747
Vested	—
Forfieted	—

Balance — March 31, 2006	619,747

There were no time-based restricted shares vested during the three months ended March 31, 2006 or 2005. As of March 31, 2006, there was $9.6 million in unrecognized compensation expense related to time-based restricted shares expected to vest. That cost is expected to be recognized on a straight-line basis over a weighted average period of 3.8 years.

7.	RELATED PARTY TRANSACTIONS

M&C International (“M&C”) is the owner of approximately 29.9% of the outstanding equity interests of Holdings. An affiliate of Bank of America Corporation owns approximately 3.8% of the equity interests of Holdings.

The Company made payments for software development costs and system maintenance to Infonox on the Web (“Infonox”) pursuant to agreements with Infonox. At the time we entered into these agreements and during the periods presented, Infonox was controlled by the principals of M&C and family members of one of our directors. These family members now own approximately 60% of the ownership interests, and hold two of the three director seats, of Infonox. The software development costs are capitalized and reflected in intangible assets in the unaudited condensed consolidated balance sheets and the system maintenance is classified in operating expenses in the unaudited condensed consolidated statements of income.

The Company obtains transaction processing services from USA Payments, a company controlled by the principals of M&C, pursuant to the Amended and Restated Agreement for Electronic Payment Processing. Under terms of this agreement, GCA pays a fee to USA Payments for transaction processing services, which is reflected in cost of revenues (exclusive of depreciation and amortization), and pays other directly identifiable operating expenses that are included within operating expenses in the unaudited condensed consolidated statements of income. Pursuant to this agreement, GCA is obligated to pay USA Payments a fixed monthly processing fee and transaction fees totaling $2.3 million annually through the termination of this agreement in March 2014. Additionally, we reimburse USA Payments for invoices related mainly to gateway fees and other processing charges incurred on behalf of the Company from unrelated third parties; these expenses are also classified as part of cost of revenues (exclusive of depreciation and amortization).

The Company uses Bank of America, N.A., an affiliate of Bank of America Corporation, for general corporate banking purposes and is charged monthly servicing fees for these services, which are included in operating expenses. In connection with the Amendment of the Treasury Services Agreement, GCA obtains cash for our ATMs from Bank of America, N.A. The fees paid to Bank of America for the preparation of the cash used in our ATMs is included within operating expenses, while the cash usage fee is included as part of interest expense.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2005, Banc of America Securities LLC, an affiliate of Bank of America Corporation, acted as financial advisor to the Company in connection with the Amended Credit Facility. As a fee for those services, we are obligated to pay Banc of America Securities 50% of the difference between the interest expense we pay under the Amended Credit Facility and what we would have paid under the prior credit facility. Our obligation to pay this fee ends in April 2006. During the three months ended March 31, 2006, the Company incurred $0.1 million in fees related to the financial advisory services provided by Banc of America Securities LLC.

The following table represents the transactions with related parties for the three months ended March 31, 2006 and 2005 (amounts in thousands):

		Three Months Ended
Name of		March 31,
Related Party	Description of Transaction	2006	2005

M&C Affiliates:
Infonox on the Web	Software development costs and maintenance expense	$412	$440
USA Payments	Transaction processing charges	853	714
USA Payments	Pass through billing related to gateway fees, telecom and other items	275	294
Bank of America, N.A.:
Bank of America, N.A.	Bank fees and cash preparation fees for cash accounts maintained	401	435
Bank of America, N.A.	Cash usage fee	$3,527	$1,982

The following table details the amounts due from (to) these related parties that are recorded as part of receivables, other, accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets (amounts in thousands):

	March 31,	December 31,
	2006	2005

M&C and related companies	$31	$11
Bank of America, N.A	28	3

Total included within receivables, other	$59	$14

USA Payments	$(386)	$(345)
Infonox on the Web	(128)	(171)
Bank of America, N.A	(192)	(150)

Total included within accounts payable and accrued expenses	$(706)	$(666)

8.	SEGMENT INFORMATION

Operating segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group consists of the Chief Executive Officer and Chief Financial Officer. The operating segments are reviewed separately because each represents products that can be, and often are, marketed and sold separately to our customers.

The Company operates in four distinct business segments: cash advance, ATM, check services and credit reporting services. These segments are monitored separately by management for performance against its internal forecast and are consistent with the Company’s internal management reporting.

Other lines of business, none of which exceed the established materiality for segment reporting, include Western Union, direct marketing and QuikPlay, among others.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s business is predominantly domestic, with no specific regional concentrations.

Major customers — On June 13, 2005, our largest customer, Harrah’s Entertainment, Inc. (“Harrah’s”) completed its acquisition of Caesars Entertainment, Inc. (“Caesars”), another customer of ours. For the three months ended March 31, 2006 and 2005, the combined revenues from all segments for this customer, assuming it had been combined for all periods presented, would have been approximately $23.0 million and $21.0 million, respectively representing 17.7% and 19.1% of the Company’s total consolidated revenues, respectively. On a historical basis, the combined revenues from all segments for Harrah’s for the three months ended March 31, 2005 was $12.6 million representing 11.5% of the Company’s total consolidated revenues.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. The tables below present the results of operations for the three months ended March 31, 2006 and 2005 and total assets by operating segment as of March 31, 2006 and December 31, 2005 (amounts in thousands):

	Cash		Check	Credit
	Advance	ATM	Services	Reporting	Other	Total

Three Months Ended March 31, 2006
Revenues	$67,055	$53,160	$7,244	$2,075	$301	$129,835
Depreciation and amortization	(972)	(1,456)	(9)	(20)	(110)	(2,567)
Operating income (loss)	10,253	7,183	2,531	1,075	(415)	20,627
Interest income	555	—	—	—	—	555
Interest expense	(3,471)	(6,279)	(375)	(107)	(16)	(10,248)
Income taxes	(2,701)	(339)	(790)	(355)	178	(4,007)
Minority ownership loss	—	—	—	—	36	36
Net income (loss)	$4,636	$565	$1,366	$613	$(217)	$6,963
Three Months Ended March 31, 2005
Revenues	$56,778	$43,773	$6,309	$2,354	$452	$109,666
Depreciation and amortization	(1,182)	(2,001)	(9)	(3)	(121)	(3,316)
Operating income	11,310	6,804	2,351	1,292	115	21,872
Interest income	451	—	—	—	—	451
Interest expense	(4,634)	(5,554)	(515)	(192)	(37)	(10,932)
Income taxes	(2,566)	(450)	(661)	(396)	(10)	(4,083)
Minority ownership loss	—	—	—	—	32	32
Net income	$4,561	$800	$1,175	$704	$100	$7,340

	March 31,	December 31,
Total Assets	2006	2005

Cash advance	$298,606	$320,688
ATM	138,573	142,626
Check services	2,518	3,886
Credit reporting	43,551	43,162
Other	31	56

Total assets	$483,279	$510,418

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SUBSEQUENT EVENTS

Money Transmitter Licenses

GCA does not hold any money transmitter licenses, but currently issues negotiable instruments as an agent of Integrated Payment Systems Inc. and Integrated Payment Systems Canada, Inc. (“IPS”), who holds the money transmitter licenses. In January 2006, GCA was notified that IPS would not be renewing the existing contract that expires on March 31, 2006. In March 2006, GCA entered into a transition agreement with IPS that extends the terms of the existing agreement until September 2006. On May 10, 2006, GCA and CashCall extended their agreement with IPS until December 31, 2006. GCA is considering obtaining money transmitter licenses for each of the states in which it currently has operations.

Registration Statement

On May 11, 2006, the Company filed a Registration Statement on Form S-1 covering a proposed offering of up to 11,960,000 shares of common stock to be sold by stockholders, with no shares to be sold by the Company.

10.	GUARANTOR INFORMATION

In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”). The Notes are guaranteed by all of GCA’s existing domestic 100% owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes. These guarantees are full, unconditional, joint and several. CashCall, GCA Canada, BVI and Swiss Co, which are wholly owned non-domestic subsidiaries, and QuikPlay, which is a consolidated joint venture, do not guaranty the Notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for the parent only, the issuer, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
MARCH 31, 2006

				Combined
			Combined	Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries*	Consolidated
	(Amounts in thousands)
	(Unaudited)

ASSETS
Cash and cash equivalents	$—	$43,531	$45	$3,671	$—	$47,247
Settlement receivables	—	23,429	—	493	—	23,922
Receivables, other	10	7,709	24,891	250	(26,470)	6,390
Prepaid and other assets	—	10,865	4	4	—	10,873
Investment in subsidiaries	138,026	69,117	—	—	(207,143)	—
Property, equipment and leasehold improvements, net	—	13,505	21	106	—	13,632
Goodwill, net	—	116,574	39,470	711	—	156,755
Other intangibles, net	—	20,417	183	147	—	20,747
Deferred income taxes, net	—	203,713	—	—	—	203,713

TOTAL	$138,036	$508,860	$64,614	$5,382	$(233,613)	$483,279

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
LIABILITIES:
Settlement liabilities	$—	$23,641	$—	$356	$—	$23,997
Accounts payable	—	22,524	14	193	—	22,731
Accrued expenses	—	42,862	316	—	(29,673)	13,505
Borrowings	—	319,101	—	—	—	319,101

Total liabilities	—	408,128	330	549	(29,673)	379,334

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	—	333	—	—	—	333
STOCKHOLDERS’ EQUITY	138,036	100,399	64,284	4,833	(203,940)	103,612

TOTAL	$138,036	$508,860	$64,614	$5,382	$(233,613)	$483,279

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2005

				Combined
			Combined	Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries*	Consolidated
	(Amounts in thousands)
	(Unaudited)

ASSETS
Cash and cash equivalents	$—	$32,237	$276	$2,610	$—	$35,123
Settlement receivables	—	59,236	—	928	—	60,164
Receivables, other	—	136,213	22,737	37	(151,632)	7,355
Prepaid and other assets	—	10,946	1	12	—	10,959
Investment in subsidiaries	223,378	66,707	—	—	(290,085)	—
Property, equipment and leasehold improvements, net	—	10,485	3	91	—	10,579
Goodwill, net	—	116,574	39,471	711	—	156,756
Other intangibles, net	—	21,714	128	164	—	22,006
Deferred income taxes, net	—	207,476	—	—	—	207,476

TOTAL	$223,378	$661,588	$62,616	$4,553	$(441,717)	$510,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Settlement liabilities	$—	$59,017	$—	$765	$—	$59,782
Accounts payable	—	20,103	70	240	—	20,413
Accrued expenses	—	37,529	58	(671)	(22,738)	14,178
Borrowings	—	321,412	—	—	—	321,412

Total liabilities	—	438,061	128	334	(22,738)	415,785

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	—	149	—	—	—	149
STOCKHOLDERS’ EQUITY	223,378	223,378	62,488	4,219	(418,979)	94,484

TOTAL	$223,378	$661,588	$62,616	$4,553	$(441,717)	$510,418

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED MARCH 31, 2006

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations*	Consolidated
	(Amounts in thousands)
	(Unaudited)

REVENUES:
Cash advance	$—	$65,774	$—	$1,281	$—	$67,055
ATM	—	53,160	—	—	—	53,160
Check services	—	4,913	2,331	—	—	7,244
Central Credit and other revenues	7,028	2,345	2,075	23	(9,095)	2,376

Total revenues	7,028	126,192	4,406	1,304	(9,095)	129,835
Cost of revenues (exclusive of depreciation and amortization)	—	(89,000)	(1,565)	(786)	—	(91,351)
Operating expenses	—	(13,974)	(1,028)	(439)	151	(15,290)
Amortization	—	(1,468)	(17)	(17)	—	(1,502)
Depreciation	—	(1,054)	(1)	(10)	—	(1,065)

OPERATING INCOME	7,028	20,696	1,795	52	(8,944)	20,627

INTEREST INCOME (EXPENSE), NET
Interest income	—	527	—	28	—	555
Interest expense	—	(10,248)	—	—	—	(10,248)

Total interest income (expense), net	—	(9,721)	—	28	—	(9,693)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	7,028	10,975	1,795	80	(8,944)	10,934
INCOME TAX PROVISION	—	(3,949)	—	(58)	—	(4,007)

INCOME BEFORE MINORITY OWNERSHIP LOSS	7,028	7,026	1,795	22	(8,944)	6,927
MINORITY OWNERSHIP LOSS, NET OF TAX	—	36	—	—	—	36

NET INCOME	$7,028	$7,062	$1,795	$22	$(8,944)	$6,963

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE  —  STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED MARCH 31, 2005

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations*	Consolidated
	(Amounts in thousands)
	(Unaudited)

REVENUES:
Cash advance	$—	$55,584	$—	$1,194	$—	$56,778
ATM	—	43,773	—	—	—	43,773
Check services	—	6,217	92	—	—	6,309
Central Credit and other revenues	7,340	1,924	2,354	21	(8,833)	2,806

Total revenues	7,340	107,498	2,446	1,215	(8,833)	109,666
Cost of revenues (exclusive of depreciation and amortization)	—	(71,648)	(50)	(767)	—	(72,465)
Operating expenses	—	(10,785)	(1,040)	(312)	124	(12,013)
Amortization	—	(1,324)	(40)	—	—	(1,364)
Depreciation	—	(1,949)	—	(3)	—	(1,952)

OPERATING INCOME	7,340	21,792	1,316	133	(8,709)	21,872

INTEREST INCOME (EXPENSE), NET
Interest income	—	427	—	24	—	451
Interest expense	—	(10,932)	—	—	—	(10,932)

Total interest income (expense), net	—	(10,505)	—	24	—	(10,481)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	7,340	11,287	1,316	157	(8,709)	11,391
INCOME TAX PROVISION	—	(3,979)	—	(104)	—	(4,083)

INCOME BEFORE MINORITY OWNERSHIP LOSS, NET OF TAX	7,340	7,308	1,316	53	(8,709)	7,308
MINORITY OWNERSHIP LOSS, NET OF TAX	—	32	—	—	—	32

NET INCOME	$7,340	$7,340	$1,316	$53	$(8,709)	$7,340

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations*	Consolidated
	(Amounts in thousands)
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,028	$7,062	$1,795	$22	$(8,944)	$6,963
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization of financing costs	—	424	—	—	—	424
Amortization of intangibles	—	1,468	17	17	—	1,502
Depreciation	—	1,054	1	10	—	1,065
Write-off of bad debt	—	—	1,500	—	—	1,500
Deferred income taxes	—	3,763	—	—	—	3,763
Equity income in subsidiaries	(7,028)	(1,916)	—	—	8,944	—
Minority ownership loss	—	(57)	—	—	—	(57)
Stock-based compensation	—	1,961	—	—	—	1,961
Changes in operating assets and liabilities:
Settlement receivables	—	35,833	—	436	—	36,269
Receivables, other	—	(2,767)	(3,655)	273	5,651	(498)
Prepaid and other assets	—	(231)	(2)	7	—	(226)
Settlement liabilities	—	(35,423)	—	(410)	—	(35,833)
Accounts payable	—	2,362	(55)	(48)	—	2,259
Accrued expenses	—	2,714	258	186	(5,651)	(2,493)

Net cash provided by (used in) operating activities	—	16,247	(141)	493	—	16,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	$—	$(2,208)	$(19)	$(25)	$—	$(2,252)
Purchase of other intangibles	—	(172)	(71)	—	—	(243)
Investments in subsidiaries	(163)	(360)	—	—	523	—

Net cash used in investing activities	(163)	(2,740)	(90)	(25)	523	(2,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(2,310)	—	—	—	(2,310)
Debt issuance costs	—	(105)	—	—	—	(105)
Proceeds from equity offering	—	—	—	—	—	—
Exercise of stock options	163	—	—	—	—	163
Minority capital contributions	—	—	—	—	240	240
Capital contributions	—	163	—	600	(763)	—

Net cash (used in) provided by financing activities	163	(2,252)	—	600	(523)	(2,012)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	39	—	(7)	—	32

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	11,294	(231)	1,061	—	12,124
CASH AND CASH EQUIVALENTS — Beginning of period	—	32,237	276	2,610	—	35,123

CASH AND CASH EQUIVALENTS — End of period	$—	$43,531	$45	$3,671	$—	$47,247

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations*	Consolidated
	(Amounts in thousands)
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,340	$7,340	$1,316	$53	$(8,709)	$7,340
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization of financing costs	—	494	—	—	—	494
Amortization of intangibles	—	1,324	40	—	—	1,364
Depreciation	—	1,949	—	3	—	1,952
Deferred income taxes	—	3,625	—	—	—	3,625
Equity loss in subsidiaries	(7,340)	(1,369)	—	—	8,709	—
Minority ownership loss	—	(50)	—	—	—	(50)
Changes in operating assets and liabilities:
Settlement receivables	—	6,947	—	237	—	7,184
Receivables, other	—	(476)	(2,001)	3	3,436	962
Prepaid and other assets	—	(2,101)	(4)	7	—	(2,098)
Settlement liabilities	—	(5,938)	—	(362)	—	(6,300)
Accounts payable	—	(1,816)	389	(86)	—	(1,513)
Accrued expenses	—	(1,964)	31	182	(3,436)	(5,187)

Net cash provided by (used in) operating activities	—	7,965	(229)	37	—	7,773

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	—	(2,016)	(4)	(48)	—	(2,068)
Purchase of other intangibles	—	(90)	(183)	(80)	—	(353)
Investments in subsidiaries	(700)	(700)	—	—	1,400	—

Net cash used in investing activities	(700)	(2,806)	(187)	(128)	1,400	(2,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	$—	$(31,500)	$—	$—	$—	$(31,500)
Minority capital contributions	—	280	—	—	—	280
Capital contributions	—	700	—	700	(1,400)	—

Net cash (used in) provided by financing activities	—	(30,520)	—	700	(1,400)	(31,220)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	45	—	(34)	—	11

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(700)	(25,316)	(416)	575	—	(25,857)
CASH AND CASH EQUIVALENTS — Beginning of period	700	45,037	662	3,178	—	49,577

CASH AND CASH EQUIVALENTS — End of period	$—	$19,721	$246	$3,753	$—	$23,720

*	Eliminations include intercompany investments and management fees

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of foregoing and similar expressions regarding beliefs, plans expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: in Part I, Item 1, (1) our belief that the disclosures contained within the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading; (2) our belief that the transactions performed in Canada are financial services transactions specifically exempted by the ETA and therefore not taxable for purposes of the Canadian Goods and Services Tax; (3) our opinion that all of the issues raised by the card associations will be resolved in the ordinary course of business and that related changes to the bankcard transaction processing will not result in a material adverse impact on us; (4) our opinion that the final resolution of pending or threatened litigation in the aggregate is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position; (5) our expectation to commence providing a private label credit card in 2006, our belief that there are a number of commercial opportunities available to us through the issuance of such a card and our belief that it could be a source of significant business for us; (6) our belief that the Company was in compliance with all of its debt covenants as of March 31, 2006; (7) our expectations relevant to the vesting of our stock options and our restricted stock and the recognition of those costs on a straight-line basis over a weighted average period of 2.7 years and 3.8 years, respectively; in Part I, Item 2, (8) statements regarding our recognition and enjoyment of a net tax asset in connection with our conversation to a taxable corporate entity and the pro forma effect of such asset; (9) our expectation that commissions, interchange and warranty expenses will continue to increase, and that, in the balance of 2006, cost of revenues (excluding depreciation and amortization) will increase at a rate faster than revenues; (10) our estimate that the effective tax rate for 2006 will be 36.7% for the purposes of determining the provision for income taxes; (11) our expectation that capital expenditures for 2006 will exceed $8 million and our intention or ability to obtain a waiver of this capital expenditure restriction or to refinance our senior secured debt; (12) our intention to use our revolving credit facility to provide ongoing working capital and for other general corporate purposes; (13) our belief that borrowings under our secured credit facilities, together with our anticipated operating cash flows, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on the Notes and under our senior secured credit facility for the next twelve months and for the foreseeable future; (14) our plan, if necessary, to seek additional financing through bank borrowings or public or private debt or equity financings; (15) our belief that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations; in Part I, Item 3, (16) our expectation that we will continue to pay interest on borrowings under our senior secured credit facilities based on LIBOR of various maturities; and in Part II, Item 1, (17) our ability to obtain an injunction against future infringement of the patent and recovery of damages as a result of past infringement of the patent, (18) our intention to enter into new and developing domestic and international markets, and (19) our expectation that a substantial portion of our future growth will result from the general expansion of the gaming industry.

Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: (1) unanticipated changes in standards and reporting requirements; (2) our inability to predict the CRA’s ultimate disposition of liability for the disputed rebate claim; (3) our failure to comply with card association rules and regulations, our inability to predict the severity of issues raised by card associations, our limited ability to make changes to the bankcard transaction processing, and our reliance on third parties for bankcard transaction processing; (4) the uncertainty of the outcome of any pending or threatened litigation; (5) the termination of our relationship with either CIT Bank or Fiserv Solutions, Inc., the failure to find and capitalize on commercial opportunities available through a private label credit card, or our failure to comply with all regulations applicable to the provision of credit cards; (6) our inability to satisfy conditions precedent of our debt covenants; (7) our inability to control the cessation of employment of recipients of our stock options and our restricted stock; (8) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (9) our inability to control interchange rates and our ability to offer gaming establishments incentives other than increased commission rates and unanticipated cost savings or larger than anticipated revenue increases due to market expansion, competitive success or otherwise; (10) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our deferred tax asset; (11) our inability to obtain a waiver of capital expenditure restrictions or to refinance our senior secured debt; (12) our inability to use our revolving credit facility to provide ongoing working capital and for other general corporate purposes; (13) unanticipated needs for working capital, capital expenditures, our inability to satisfy conditions precedent to our ability to borrow additional funds under our senior secured credit facilities or our failure to accurately estimate our operating cash flows as a result of competitive pressures or otherwise; (14) our inability to obtain additional financings through bank borrowings or debt or equity financing at all or on terms that are favorable to us; (15) unanticipated loss of or damage to our equipment or the need to replace our equipment as a result of unanticipated obsolescence, regulatory changes or otherwise; (16) unanticipated interest as a result of interest based upon rates other than LIBOR of various maturities; (17) our inability to protect our intellectual property rights; (18) our inability to successfully enter new markets as a result of regulatory, competitive or other reasons; and (19) the failure of the gaming industry to expand at the rate we expect.

In addition to the risks and uncertainties identified above, our business, financial condition, or operating results are also subject to a number of additional risks and uncertainties, including, but not limited to: our inability to maintain our current customers on favorable terms; our inability to enter new markets; competitive forces or unexpectedly high increases in interchange and processing costs that preclude us from passing such costs on to our customers through increased surcharges or reduced commissions; an unexpectedly high level of chargeback losses or check warranty expenses; our inability to compete effectively in the cash access products and related services market; unexpected increases in commissions paid to gaming establishments; our inability to anticipate the political and regulatory developments affecting growth in the gaming industry; our failure to comply with financial services regulations; unanticipated changes in consumer privacy laws; our inability to protect our intellectual property rights; our inability to keep pace with the changing technology, evolving industry standards and the introduction of new products and services; the occurrence of errors, failures or disruptions in and unauthorized access to our products and services and the networks and third-party services upon which our products and services are based; our inability to generate sufficient cash flow to service our indebtedness; unexpected changes in our leverage ratio, upon which the percentage of our excess cash flow that is required to be used to make additional payments of principal on our bank debt is based; a renegotiation or refinancing of our debt obligations that alters our debt service burden for a particular period; the loss of one of our financial services providers; actions taken by our technology partners or the failure of our technology partners to service our needs, which results in our decision to sever our relationships with them; our failure to renew our contracts with our top customers; our inability to manage our growth; our loss of key personnel; the loss of our sponsorship into the card associations; changes in the rules and regulations of the card associations that require the discontinuation of or material changes to our products or services; failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002; losses due to natural disasters; and our inability to identify or form joint ventures with partners that result in products that are commercially successful.

We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also review the cautionary statements and discussion of the risks of our business set forth elsewhere herein under the heading “Risk Factors” under Part II, Item 1A and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K (No. 001-32622) filed on March 23, 2006 and our Current Reports on Form 8-K.

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

We began our operations as a Delaware limited liability company owned by M&C International and entities affiliated with Bank of America Corporation and First Data Corporation in July 1998. In September 2000, the Bank of America Corporation affiliate sold its entire ownership interest in us to M&C International and First Data

Corporation. In March 2004, Global Cash Access, Inc. issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”) and borrowed $260 million under senior secured credit facilities. Global Cash Access Holdings, Inc. was formed to hold all of the outstanding capital stock of Global Cash Access, Inc. and to guarantee the obligations under the senior secured credit facilities. A substantial portion of the proceeds of these senior subordinated notes and senior secured credit facilities were used to redeem all of First Data Corporation’s interest in us and a portion of M&C International’s interest in us through a recapitalization (the “Recapitalization”), in which Bank of America Corporation reacquired an ownership interest in us. In May 2004, we completed a private equity restructuring (the “Private Equity Restructuring”) in which M&C International sold a portion of its ownership interest in us to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a Delaware corporation. In September 2005, Holdings completed an initial public offering of common stock. In connection with that offering, the various equity securities of Holdings that had been outstanding prior to the offering were converted into common stock. In addition, Holdings became a guarantor, on a subordinated basis, of GCA’s senior subordinated notes.

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

Three months ended March 31, 2006 compared to three months ended March 31, 2005

The following table sets forth the unaudited condensed consolidated results of operations for the three months ended (amounts in thousands):

	Three Months Ended
	March 31, 2006		March 31, 2005
	$	%	$	%

REVENUES:
Cash advance	$67,055	51.6%	$56,778	51.8%
ATM	53,160	40.9%	43,773	39.9%
Check services	7,244	5.6%	6,309	5.8%
Central Credit and other revenues	2,376	1.8%	2,806	2.6%

Total revenues	129,835	100.0%	109,666	100.0%
Cost of revenues (exclusive of depreciation and amortization)	(91,351)	70.4%	(72,465)	66.1%
Operating expenses	(15,290)	11.8%	(12,013)	11.0%
Amortization	(1,502)	1.2%	(1,364)	1.2%
Depreciation	(1,065)	0.8%	(1,952)	1.8%

OPERATING INCOME	20,627	15.9%	21,872	19.9%

INTEREST INCOME (EXPENSE), NET
Interest income	555	0.4%	451	0.4%
Interest expense	(10,248)	7.9%	(10,932)	10.0%

Total interest income (expense), net	(9,693)	7.5%	(10,481)	9.6%

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	10,934	8.4%	11,391	10.4%
INCOME TAX PROVISION	(4,007)	3.1%	(4,083)	3.7%

INCOME BEFORE MINORITY OWNERSHIP LOSS	6,927	5.3%	7,308	6.7%
MINORITY OWNERSHIP LOSS, net of tax	36	0.0%	32	0.0%

NET INCOME	$6,963	5.4%	$7,340	6.7%

	Three Months Ended
	March 31, 2006		March 31, 2005
	$	%	$	%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$1.4	—	$1.1	—
ATM	2.9	—	2.4	—
Check warranty	$0.3	—	$0.3	—
Number of transactions completed (in millions):
Cash advance	2.5	—	2.3	—
ATM	16.7	—	14.3	—
Check warranty	1.3	—	1.1	—

Total Revenues

Total revenues for the quarter ended March 31, 2006 were $129.8 million, an increase of $20.2 million, or 18.4%, as compared to the quarter ended March 31, 2005.

The increase in revenues from the first quarter of 2005 to the first quarter of 2006 was primarily due to the reasons described below.

Cash Advance.  Cash advance revenue for the quarter ended March 31, 2006 was $67.1 million, an increase of $10.3 million, or 18.1%, as compared to the quarter ended March 31, 2005. The total amount of cash disbursed increased 19.3% from $1.1 billion to $1.4 billion and the number of transactions completed increased 9.3% from 2.3 million to 2.5 million. Revenue per cash advance transaction increased 8.1% from $24.63 to $26.63.

ATM.  ATM revenue for the quarter ended March 31, 2006 was $53.2 million, an increase of $9.4 million, or 21.4%, as compared to the quarter ended March 31, 2005. The increase was primarily attributable to a 16.2% increase in the number of transactions from 14.3 million to 16.7 million. Revenue per ATM transaction increased 4.6% from $3.05 to $3.19. There was a 24.3% increase in the total amount of cash disbursed from $2.4 billion to $2.9 billion.

Check Services.  Check services revenue for the quarter ended March 31, 2006 was $7.2 million, an increase of $0.9 million, or 14.8%, as compared to the quarter ended March 31, 2005. The face amount of checks warranted increased 25.5% from $257.3 million to $322.8 million. The number of checks warranted increased 12.9% from 1.1 million to 1.3 million, while the average face amount per check warranted increased from $230.46 to $256.08. Check warranty revenue as a percent of face amount warranted was 2.12% in the 2006 quarter as compared to 2.33% for the quarter ended March 31, 2005, and revenue per check warranty transaction increased 0.9% from $5.37 to $5.42.

Central Credit and Other.  Central Credit and other revenues for the quarter ended March 31, 2006, were $2.4 million, a decrease of $0.4 million, or 15.3%, from $2.8 million in the quarter ended March 31, 2005.

Costs and Expenses

Cost of Revenues (Exclusive of Depreciation and Amortization).  Cost of revenues (exclusive of depreciation and amortization) increased 26.1% from $72.5 million to $91.4 million. The largest component of cost of revenues (exclusive of depreciation and amortization) is commissions, and commissions increased 26.2% in the 2006 quarter as contracts were signed or renewed at higher commission rates than experienced in the 2005 quarter. The second-largest component of cost of revenues (exclusive of depreciation and amortization) is interchange; interchange expenses increased 26.8%. The third major component of cost of revenues (exclusive of depreciation and amortization), warranty expenses, increased 24.5%. We expect that commissions, interchange and warranty expenses will continue to increase, and we expect that for the remaining quarters of 2006 cost of revenues (exclusive of depreciation and amortization) will increase at a rate faster than revenues.

Operating Expenses.  Operating expenses for the quarter ended March 31, 2006 were $15.3 million, an increase of $3.3 million, 27.3%, as compared to the quarter ended March 31, 2005. Operating expenses in the 2006 quarter included $2.0 million in non-cash compensation expenses related to our implementation of SFAS No. 123(R), Share-Based Payment, for equity awards issued to our employees. The increase in operating expenses in the 2006 quarter is primarily attributable to increased payroll and related benefits and taxes from the addition of several employees as the infrastructure of the organization has been expanded to meet the new demands of operating as a stand alone public entity. Additionally, expenses associated with the operation of the Company’s ATMs increased with the increase in ATM volume.

Depreciation and Amortization.  Depreciation expense for the quarter ended March 31, 2006 was $1.1 million, a decrease of $0.9 million, or 45.4% compared to the 2005 quarter. The decrease in depreciation expense is principally related to the equipment acquired in the 2001 InnoVentry acquisition becoming fully depreciated in the third quarter of 2005. Amortization expense, which relates principally to computer software, customer contracts and our 3-in-1 patent, increased from $1.4 million to $1.5 million, as a result of the acquisition of our 3-in-1 patent in the third quarter of FY 2005.

Primarily as a result of the factors described above, operating income for the quarter ended March 31, 2006 was $20.6 million, a decrease of $1.2 million, or 5.7%, as compared to the quarter ended March 31, 2005.

Interest Income (Expense), Net.  Interest income was $555 thousand in the first quarter of 2006, an increase of 23.1% from the first quarter of 2005, due primarily to higher average cash balances in the first quarter of 2006.

Interest expense for the quarter ended March 31, 2006, was $10.2 million, a decrease of $0.7 million, or 6.3%, as compared to the quarter ended March 31, 2005. Higher interest rates on our senior secured credit facilities were offset by lower average borrowings in the first quarter of 2006. Interest expense on borrowings (including amortization of deferred financing costs) was $6.7 million in the 2006 quarter as compared to $8.9 million in the 2005 quarter. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $3.5 million in the first quarter of 2006 as compared to $2.0 million in the same quarter of 2005. This increase was a result of an increase in the average amount of outstanding ATM cash from $272.3 million in the first quarter of 2005 to $290.4 million in the first quarter of 2006 and an increase in the effective interest rate for the quarter from 3.0% to 4.9% for the same periods respectively.

Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $10.9 million for the quarter ended March 31, 2006, a decrease of $0.5 million, or 4.0%, as compared to the 2005 quarter.

Income Tax.  The provision for income taxes in the first quarter of 2006 represents our estimate of the effective tax rate for the year of 36.7%. This rate is higher than the statutory tax rate in effect for 2005 due to the non-deductible income tax treatment of the non-cash compensation expense related to incentive stock options granted to employees. Due to the amortization of our deferred tax assets, actual cash taxes paid on pretax income generated in the first quarter of 2006 will be substantially lower than the provision.

Primarily as a result of the foregoing, income before minority ownership loss was $6.9 million for the quarter ended March 31, 2006, a decrease of $0.4 million, or 5.2%, as compared to the 2005 quarter.

Minority Ownership Loss, Net of Tax.  Minority ownership loss, net of tax attributable to QuikPlay for the quarter ended March 31, 2006 was $36 thousand as compared to $32 thousand in the comparable period of 2005.

Primarily as a result of the foregoing, net income was $7.0 million for the quarter ended March 31, 2006, a decrease of $0.4 million as compared to the 2005 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2006 and 2005, respectively (amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2006	2005

Net cash provided by operating activities	$16,599	$7,773
Net cash used in investing activities	(2,495)	(2,421)
Net cash used in financing activities	(2,012)	(31,220)
Net effect of exchange rate changes on cash and cash equivalents	32	11

Net increase (decrease) in cash and cash equivalents	12,124	(25,857)
Cash and cash equivalents, beginning of period	35,123	49,577

Cash and cash equivalents, end of period	$47,247	$23,720

Our principal source of liquidity is cash flows from operating activities, which were $16.6 million and $7.8 million, for the three months ended March 31, 2006 and 2005, respectively. Our cash from operating activities was greater than in the first three months of 2006 when compared to 2005. Changes in accrued expense and accounts payable account for $6.5 million of the change, while $3.5 million is the result of non-cash expense items included in the three months of 2006 that were not present in the comparable period of 2005.

Net cash used in investing activities totaled $2.5 million and $2.4 million for the three months ended March 31, 2006 and 2005, respectively. Included in net cash used in investing activities were funds spent on purchased software and software development in the amounts of $0.2 million and $0.4 million, funds spent on the procurement of cash access equipment, computer and other hardware in the amounts of $2.3 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively. We have met our capital requirements to date through cash flows from operating activities. We currently expect that capital expenditures in 2006 will exceed $8 million, which is the annual limit allowed under our senior secured credit facilities. We will seek to obtain a waiver of this restriction or to refinance our senior secured debt, but if we are unsuccessful in doing so, we could be in breach of this provision at the end of 2006.

Net cash used in financing activities was $2.0 million and $31.2 million for the three months ended March 31, 2006 and 2005, respectively. In the three months ended March 31, 2006 and 2005, we repaid $2.3 million and $31.5 million of principal on our credit facilities. In the three months ended March 31, 2006, the net cash used also includes payments for debt issuance costs of $0.1 million. Cash provided from investing activities includes $0.2 million in capital contributions for QuikPlay from our minority investor in the three months ended March 31, 2006 and 2005, respectively. Additionally, in the 2006 quarter we obtained proceeds from the exercising of employee options under our equity compensation programs totaling $0.2 million.

Indebtedness

On March 10, 2004 we entered into senior secured credit facilities arranged by Banc of America Securities LLC, with Bank of America, N.A. as administrative agent, in an aggregate principal amount of $280.0 million, consisting of a five-year revolving credit facility of $20.0 million and a six-year term loan facility of $260.0 million. The revolving credit facility may be used to provide ongoing working capital and for other general corporate purposes. Amounts available under this revolving credit were reduced by $3.1 million of letters of credit outstanding at March 31, 2006. The terms of our senior secured credit facilities require that a significant portion of our excess cash flow be devoted to reducing amounts outstanding under these facilities. Under the terms of our senior secured credit facilities we are required to maintain financial covenants related to our leverage ratio, senior leverage ratio and fixed charge cover ratio. Additionally, we have a covenant related to our allowable capital expenditures. We believe we were in compliance with all of our debt covenants that were applicable as of March 31, 2006.

On April 14, 2005, we entered into an Amended and Restated Credit Agreement pursuant to which some of the terms in our original senior secured credit facility was modified. These modifications provided for the reduction in the Applicable Margin if our credit rating was upgraded and our leverage ratio was below certain thresholds. In April 2006, the Applicable Margin over the London Interbank Offered Rate (“LIBOR”) on which our interest expense is based, was reduced from 225 basis points to 175 basis points

On March 10, 2004, we completed a private placement offering of the Notes. All of GCA’s existing and future domestic wholly owned subsidiaries are guarantors of the Notes on a senior subordinated basis. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes.

Interest on the Notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. On October 31, 2005, $82.25 million or 35% of these Notes were redeemed at a price of 108.75% of face, out of the net proceeds from our equity offering. On or after March 15, 2008, the Company may redeem all or a portion of the Notes at redemption prices of 104.375% on or after March 15, 2008, 102.188% on or after March 15, 2009 or 100.000% on or after March 15, 2010.

Other Liquidity Needs and Resources

Bank of America, N.A. supplies us with currency needed for normal operating requirements of our ATMs pursuant to the Amendment of the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR increases. As of March 31, 2006, the rate in effect, inclusive of the 25 basis points margin, was 5.1%, and the currency supplied by Bank of America, N.A. pursuant to this agreement was $324.0 million.

We need supplies of cash to support our foreign operations that involve the dispensing of currency. For some foreign jurisdictions, applicable law and cross-border treaties allow us to transfer funds between our domestic and foreign operations efficiently. The income from the United Kingdom branch operation is taxed as earned in the United States and United Kingdom. This double taxation is removed through tax treaty and the United States foreign tax credit. As a result, transfer of funds between our domestic and United Kingdom operations can be handled efficiently with no restrictive repatriation considerations.

For other foreign jurisdictions, we must rely on the supply of cash generated by our operations in those foreign jurisdictions, and the costs of repatriation are prohibitive. For example, CashCall Systems Inc., the subsidiary through which we operate in Canada, generates a supply of cash that is sufficient to support its operations, and all cash generated through such operations is retained by CashCall Systems Inc. As we expand our operations into new foreign jurisdictions, we must rely on treaty-favored cross-border transfers of funds, the supply of cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.

Pursuant to the terms of our agreement with International Game Technology (“IGT”), we are obligated to invest up to our pro rata share of $10.0 million in capital to QuikPlay. Our obligation to invest additional capital in QuikPlay is conditioned upon capital calls, which are in our sole discretion. As of March 31, 2006, we had invested a total of $4.0 million in QuikPlay.

We believe that borrowings available under our senior secured credit facilities, together with our anticipated operating cash flows, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on the Notes and under our senior secured credit facilities for the next 12 months and for the foreseeable future. Although no additional financing is currently contemplated, we may seek, if necessary or otherwise advisable and to the extent permitted under the indenture governing the Notes and the terms of the senior secured credit facilities, additional financing through bank borrowings or public or private debt or equity financings. We cannot assure you that additional financing, if needed, will be available to us, or that, if available, the financing will be on terms favorable to us. The terms of any additional debt or equity financing that we may obtain in the future could impose additional limitations on our operations and/or management structure. We also cannot assure you that the estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

Off-Balance Sheet Arrangements

We obtain currency to meet the normal operating requirements of our domestic ATMs and automated cashier machines (“ACM”) pursuant to the Amendment of the Treasury Services Agreement with Bank of America, N.A. Under this agreement, all currency supplied by Bank of America, N.A. remains the sole property of Bank of America, N.A. at all times until it is dispensed, at which time Bank of America, N.A. obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. Because Bank of America, N.A. obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America, N.A. for cash usage pursuant to the Amendment of the Treasury Services Agreement are reflected as interest expense in our financial statements. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

As of March 31, 2006, we have $3.0 million in standby letters of credit outstanding as a collateral security for First Data Corporation (“FDC”) related to a Sponsorship Indemnification Agreement whereby First Data agreed to continue their guarantee of performance for us to Bank of America for our sponsorship as a Bank Identification Number (“BIN”) and Interbank Card Association (“ICA”) licensee under the applicable Visa and MasterCard rules. GCA has agreed to indemnify FDC and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. Additionally, we had $0.1 million in standby letters of credit issued and outstanding as collateral on surety bonds for certain licenses held related to our Nevada check cashing licenses.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. There were no newly identified significant accounting estimates in the three months ended March 31, 2006, nor were there any material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K (No. 001-32622) filed on March 23, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Bank of America, N.A. supplies us with currency needed for normal operating requirements of our domestic ATMs and ACMs pursuant to the Amendment of the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR rate increases. As of March 31, 2006, the rate in effect, inclusive of the 25 basis points margin, was 5.1% and the currency supplied by Bank of America, N.A. pursuant to this agreement was $324.0 million. Based upon the average outstanding amount of currency to be supplied by Bank of America, N.A. pursuant to this agreement during the first three months of 2006, which was $290.4 million, each 1% change in the applicable LIBOR rate would have a $2.9 million impact on income before taxes and minority ownership loss over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. Our interest expense on these credit facilities is the applicable LIBOR plus a margin of 175 basis points for the term loan portion and LIBOR plus 175 basis points for the revolving credit portion. At March 31, 2006, we had $0 drawn under the revolving credit portion and we had $166.4 million outstanding under the term loan portion at an interest rate, including the margin, of 7.1%. Based upon the outstanding balance on the term loan of $166.4 million on March 31, 2006, each 1% increase in the applicable LIBOR would add an additional $1.7 million of interest expense over a 12-month period.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. However, based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by the SEC in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 22, 2004, we and USA Payments, as co-plaintiffs, filed a complaint in United States District Court, District of Nevada against U.S. Bancorp d/b/a U.S. Bank, Certegy Inc., Certegy Check Services, Inc., Game Financial Corporation and GameCash, Inc. alleging the infringement of the patented “3-in-1 rollover” functionality. In this litigation, we are seeking an injunction against future infringement of the patent and recovery of damages as a result of past infringement of the patent. In its response, the defendants have denied infringement and have asserted patent invalidity. In addition, the defendants have asserted various antitrust and unfair competition counterclaims.

We are threatened with or named as a defendant in various lawsuits in the ordinary course of business, such as personal injury claims and employment-related claims. It is not possible to determine the ultimate disposition of these matters; however, we are of the opinion that the final resolution of any such threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position.

ITEM 1A.	RISK FACTORS

The risk factors set forth below captioned “We are subject to extensive rules and regulations of card associations . . .”, “Because of our dependence on a few providers . . .”, “Certain providers upon whom we are dependent are under common control with M&C International . . .”, “We may not be successful in our entry into the consumer credit business through the issuance of a private label credit card.”, “We operate our business in regions subject to natural disasters . . .”, “We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 . . .”, “Growth of the gaming industry in any market is subject to political and regulatory developments . . .” and “Many of the financial services that we provide are subject to extensive rules and regulations . . .” have been modified from prior versions of these risk factors set forth in our Annual Report on Form 10-K for the period ended December 31, 2005.

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

In 2005, our five largest customers, Harrah’s Entertainment, Inc., Boyd Gaming Corporation, Mandalay Resort Group, Station Casinos, Inc. and Mohegan Tribal Gaming, accounted for approximately 40.4% of our revenues. In June 2005, Harrah’s Entertainment, Inc. acquired Caesars Entertainment, Inc. The combined entity would have accounted for 17.9% of our revenues for the year ended December 31, 2005 and 17.7% in the three months ended March 31, 2006. The loss of, or a substantial decrease in revenues from, any one of our top customers could have a material adverse effect on our business and operating results.

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

Under our agreements with NRT Technology Corporation, or NRT, and Western Money Systems, they are generally prohibited from providing their cash handling services on any device that provides cash access services of other providers. Upon the expiration or termination of our agreements with NRT and Western Money Systems, we may face competition from other providers of cash access services to the extent that NRT or Western Money Systems establishes cooperative relationships with other cash access service providers.

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

In 2005 and the three months ended March 31, 2006, a substantial portion of our revenues were derived from transactions subject to the extensive rules and regulations of the leading card associations, Visa International and Visa U.S.A., or VISA, and MasterCard International, or MasterCard. From time to time, we receive correspondence from these card associations regarding our compliance with their rules and regulations. In the ordinary course of our business, we engage in discussions with the card associations, and the bank that sponsors us into the card associations, regarding our compliance with their rules and regulations. The rules and regulations do not expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations. For example, neither of the major card associations has determined that our ability to process credit card cash advance transactions using biometric technology at an unmanned machine and without cashier involvement through our ACM complies with its regulations. One association has allowed us to conduct these transactions as long as we assume chargeback liability for any transaction in which we do not obtain a contemporaneous cardholder signature. To date, we have not seen increased chargebacks on these transactions. However, an increase in the level of chargebacks could have a material adverse effect on our business or results of operations. The other association has allowed us to conduct a limited pilot test. As a result, we are currently not able to use this feature of our ACMs to process credit card cash advances or POS debit card transactions involving that card association at all of our locations. Therefore, patrons still must complete these transactions at the cashier, which is inconvenient to patrons and prevents gaming establishments from realizing potential cashier labor cost savings. As another example, in 2003, one of the major card associations informed our sponsoring bank that authorization requests originating from our systems needed to be encoded to identify our transactions as gambling transactions, even though our services do not directly involve any gambling activity. This resulted in a large number of card issuing banks declining all transactions initiated through our services. We resolved this issue by encoding the authorization requests with an alternative non-gambling indicator that the card association agreed was applicable. As another example, we must continue to comply with the Payment Card Industry (PCI) Data Security Standard. These examples only illustrate some of the ways in which the card association rules and regulations have affected us in the past or may affect us in the future; there are many other ways in which these rules and regulations may adversely affect us beyond these examples.

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

We have entered the consumer credit business through the provision of a private label credit card through our wholly-owned subsidiary, Arriva Card, Inc. Initially, our credit card will not be part of the VISA or MasterCard card associations. If, in the future, our card becomes part of the VISA or MasterCard card associations, we will become subject to additional rules and regulations of these card associations.

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

We have a significant amount of indebtedness. As of March 31, 2006, we had total indebtedness of $319.1 million in principal amount (of which $152.8 million consisted of senior subordinated notes and $166.3 million consisted of senior secured debt). Our substantial indebtedness could have important consequences. For example, it:

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

In addition, our senior secured credit facilities and the indenture for our senior subordinated notes contain financial and other restrictive covenants that limit our ability to engage in activities that we may believe to be in our long-term best interests. These restrictions include, among other things, limits on our ability to make investments, pay dividends, incur debt, sell assets, or merge with or acquire another entity. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Certain matters may arise that require us to get waivers or modifications of these covenants. For example, we expect that our capital expenditures in 2006 will exceed the amounts allowed under the credit facilities due to capital expenditures we expect to incur in connection with commencing operations under one of our contracts. As another example, as described more fully below, we may seek to obtain our own money transmitter licenses. These licenses may require us to provide letters of credit or surety bonds in excess of the amounts currently allowed under the credit facilities. We may address these risks by seeking modifications or waivers of our existing agreements, by refinancing those agreements, or both. If we are unable to get these matters waived, modified or refinanced, an event of default could occur which, if not cured or waived, could result in the acceleration of all of our debt.

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

Money order instruments.  We currently rely on Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc. to issue the negotiable instruments that are used to complete credit card cash advance and POS debit card transactions. Most states require a money transmitter license in order to issue the negotiable instruments that are used to complete credit card cash advance and POS debit card transactions. We do not hold any money transmitter licenses, but currently issue negotiable instruments as an agent of Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc., each of whom holds money transmitter licenses. Our current contract with Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc. expires on December 31, 2006. We are considering obtaining our own money transmitter licenses. Many of the regulatory authorities that issue money transmitter licenses would require the posting of letters of credit or surety bonds to guaranty our obligations with respect to the negotiable instruments we would issue to gaming establishments to consummate credit card cash advance and POS debit card transactions. To post these letters of credit or surety bonds, we may need to obtain certain amendments or waivers of the terms of our senior secured credit facilities and we may need to partially secure our obligations under our senior subordinated notes. We may not be able to obtain our own money transmitter licenses. If we are unable to obtain such licenses prior to the expiration of our contracts with Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc., we may be unable to complete credit card cash advance and POS debit card transactions, which would have a material adverse effect on our business and financial performance.

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

ATM cash supply.  We rely on Bank of America, N.A., which is affiliated with Bank of America Corporation, to supply cash for substantially all of our ATMs.

Software development and system support.  We generally rely on Infonox on the Web, which is controlled by family members of our director Karim Maskatiya, for software development and system support. In addition, we rely on NRT for software development and system support related to 3-in-1 Enabled QuickJack Plus devices.

Product Development.  We rely on our joint venture partner and strategic partners for some of our product development. For example, we are developing cashless gaming products through QuikPlay, LLC, or QuikPlay, our joint venture with International Game Technology, or IGT. With our strategic partners NRT and Western Money Systems, we have jointly developed and are marketing self-service slot ticket and player point redemption kiosks that incorporate our cash access services. These activities have risks resulting from unproven combinations of disparate products and services, reduced flexibility in making design changes in response to market changes, reduced control over product completion schedules and the risk of disputes with our joint venture partners and strategic partners. In addition, if our cashless gaming products are unsuccessful, we could lose our entire investment in QuikPlay.

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

We depend on services provided by USA Payments and USA Payment Systems, each of which is affiliated with M&C International, to provide many of the financial services that we offer to patrons. The interests of M&C International or its principals may not coincide with the interests of the holders of our common stock and such principals may take action that benefits themselves or these entities to our detriment. For example, M&C International’s principals could cause any of these entities to take actions that impair the ability of these entities to provide us with the license or services they provide today or that reduce the importance of us to them in the future. M&C International’s principals could dispose of their interests in these entities at any time and the successor owner or owners of such interests may not cause such entities to treat us with the same importance as they treat us today. The loss of the license or any loss of the services of these entities could adversely impact our business. During 2005, we incurred costs and expenses from USA Payments and USA Payment Systems of an aggregate of $4.0 million. We also depend on services provided by Infonox on the Web, which is controlled by family members of our director Karim Maskatiya. These familial relationships may provide Mr. Maskatiya with influence over Infonox on the Web, presenting the same risks with respect to Infonox on the Web as those described above with respect to USA Payments and USA Payment Systems.

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

We may not be successful in our entry into the consumer credit business through the issuance of a private label credit card.

Through our wholly-owned subsidiary, Arriva Card, Inc., and together with a licensed banking institution, we will enter the consumer credit business through the issuance of a private label credit card. We have entered into an agreement with a licensed banking institution whereby it issues the card, extends the credit to the cardholder, and maintains a revolving open end credit account for the cardholder. Arriva Card, Inc. is obligated to purchase the receivables from the licensed banking institution as they arise. This means that we will bear the credit risk of the cardholders’ non-payment. We believe that there are a number of commercial opportunities available to us through the issuance of such a card, and we believe that the private label credit card business could be a source of significant revenue and earnings. We expect the licensed banking institution to begin issuing these cards during the quarter ending June 30, 2006. The provision of a private label credit card is a different business from the processing of credit card transactions. In our current credit card cash advance business, we assume no consumer credit risk other than chargeback risk, which we are exposed to in only an indirect way. Under the terms of our agreement with the licensed banking institution, we will effectively bear the credit risk of providing credit to the consumer. We will bear the risk of making payment, net of interchange fees, to merchants for all transactions using the card within a very short time of the transaction, and we will generally be able to recover those funds from the consumer no sooner than at the end of the current monthly statement cycle. We may not be able to collect those funds from consumers. To the extent that we are unable to recover those funds we will record a loss, and if the loss is significant it could have a material adverse effect on our results of operations and financial condition.

The issuance of credit cards involves assessing an applicant’s creditworthiness to determine his or her ability and inclination to repay any funds borrowed using the card. We will effectively bear the risk of this assessment for each of our private label cards issued by the licensed banking institution. We have no experience in making such credit decisions. Although we will seek to hire employees with consumer credit underwriting experience, we may not be able to attract or retain qualified candidates. Even if we are successful in attracting such employees, we may not make credit underwriting decisions that will result in tolerable credit losses. The rate of defaults in consumer credit is influenced by many factors, most of which are beyond our ability to control and some of which are beyond our ability to forecast. Changes in economic measures, including but not limited to unemployment rates, interest rates, exchange rates, consumer confidence, and inflation may affect cardholders’ ability and willingness to repay amounts borrowed using the card. The fact that a consumer is or has been a creditworthy borrower in the past does not guarantee that he or she will continue to be so in the future.

By providing a private label credit card to consumers, we will become subject to a variety of regulations that have not affected us in the past. While we have initially contracted with a licensed banking institution for purposes of card issuance and receivables acceptance, such relationship may be discontinued at any time. If that were to happen, we would be required to become licensed in those jurisdictions in which we wanted to issue cards. We may not receive such licenses and, even if we do, we may be required to provide letters of credit or surety bonds to support our obligations in those markets and those letters of credit and surety bonds may reduce our overall borrowing capacity. By providing a private label credit card to consumers, we will also become subject to a variety of state and federal laws governing collection practices, and such collection regulations may impede or even prevent our ability to collect amounts owed to us. These regulations include, but are not limited to, the Federal Truth in Lending Act and Regulation Z and the Equal Credit Opportunity Act and Regulation B. In addition, by providing a private label credit card to consumers, we will become subject to an extensive array of federal and state statutes and regulations applicable to consumer lending including, but not limited to, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act.

The credit card business is very complex from an operational perspective in that it involves the mailing of statements and the receipt and posting of credits for potentially millions of cardholders. We have no experience in the management of credit accounts. The credit card business also involves resolving inquires from and providing customer service to cardholders. While we have experience in doing these functions, it is on a scale much smaller than we would be exposed to in connection with a full-scale credit card initiative. We will initially contract with a company that has experience in managing large-scale credit card operations, but there can be no assurance that we will be able to sustain such a relationship. The credit card business may be perceived differently by investors from the business we currently perform and, even if we are successful in earning significant profits in the credit card business, investors may assign a lower valuation multiple to the credit card operations than to our historical business. This may result in a decrease in valuation of the overall entity, which may lead to a decline in the price of our common stock.

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

We also intend to enter new and developing international markets, including markets in which we have not previously operated. Our strategy of entering foreign markets may expose us to political, economic and regulatory risks not faced by businesses that operate only in the United States. The legal and regulatory regimes of foreign markets and their ramifications on our business are less certain. Our international operations will be subject to a variety of risks, including different regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, higher rates of fraud, fluctuations in currency exchange rates, difficulty in enforcing contracts, political and economic instability and potentially adverse tax consequences. For example, our proposed entry into Macau SAR is subject to our receipt of approvals, licenses or waivers by or from the Macau Monetary Authority. We may not receive such approvals, licenses or waivers in a timely manner or at all. If we do not receive such approvals, licenses or waivers we will not be able to undertake operations in Macau SAR. Similar difficulties in obtaining approvals, licenses or waivers from the monetary authorities of other jurisdictions, in addition to other potential regulatory issues that we have not yet ascertained, may arise in other international jurisdictions into which we wish to enter. In these new markets, our operations will rely on an infrastructure of financial services and telecommunications facilities that may not be sufficient to support our business needs, such as the authorization and settlement services that are required to implement electronic payment transactions and the telecommunications facilities that would enable us to reliably connect our networks to our products at gaming establishments in these new markets. These risks, among others, could materially adversely affect our business and operating results. In connection with our expansion into new international markets, we may forge strategic relationships with business partners to assist us. The success of our expansion into these markets therefore may depend in part upon the success of the business partners with whom we forge these strategic relationships. We have entered into an agreement with an overseas representative to assist us in the sales and marketing of our cash access services to gaming establishments in Eastern Europe and Russia, and we are attempting to form relationships with foreign banks to assist us in the processing of transactions originating from these markets. If we do not successfully form strategic relationships with the right business partners or if we are not able to overcome cultural differences or differences in business practices, our ability to penetrate these new international markets will suffer.

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

We will need to effectively manage the expansion of our operations in order to execute our growth strategy of entering into new markets, expanding in existing markets and introducing new products and services. Growth will strain our existing resources. It is possible that our management, employees, systems and facilities currently in place may not be adequate to accommodate future growth. In this situation, we will have to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to effectively manage our growth, our operations, financial results and liquidity may be adversely affected.

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

Our future success depends upon our ability to attract, train and retain key managers involved in the development and marketing of our products and services to gaming establishments. We may need to increase the number of key managers as we further develop our products and services and as we enter new markets and expand in existing markets. Our ability to enter into contracts with gaming establishments depends in large part on the relationships that our key managers have formed with management-level personnel of gaming establishments. Competition for individuals with such relationships is intense, and we may not be successful in recruiting such personnel. In addition, we may not be able to retain such individuals as they may leave our company and go to work for our competitors. Our sales efforts would be particularly hampered by the defection of personnel with long-standing relationships with management-level personnel of gaming establishments. If we are unable to attract or retain key personnel, our business, financial condition, operating results and liquidity could be materially adversely affected.

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

In the event that First Data Corporation terminates its indemnification obligations and as a result we lose our sponsorship by Bank of America Merchant Services into the card associations, we would need to obtain sponsorship into the card associations through another member of the card associations that is capable of supporting our transaction volume. We would not be able to obtain such alternate sponsorship on terms as favorable to us as the terms of our current sponsorship by Bank of America Merchant Services, which is at no cost to us. We may not be able to obtain alternate sponsorship at all. Our inability to obtain alternate sponsorship on favorable terms or at all would have a material adverse effect on our business, operating results and liquidity.

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

We obtain a supply of cash for our ATMs from Bank of America, N.A. Pursuant to our contract with Bank of America, N.A., we are obligated to pay a monthly fee that is based upon the amount of cash used to supply our

ATMs and a market interest rate. Assuming no change in the amount of cash used to supply our ATMs, an increase in market interest rates will result in an increase in the monthly fee that we must pay to obtain this supply of cash, thereby increasing our ATM operating costs. Any increase in the amount of cash required to supply our ATMs would magnify the impact of an increase in market interest rates. An increase in interest rates may result in a material adverse effect on our financial condition and operating results. For the year ended December 31, 2005 and the three months ended March 31, 2006, we paid approximately $10.2 million and $3.5 million, respectively, in aggregate fees to Bank of America, N.A. for this supply of cash.

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

We currently rely on TeleCheck to provide check warranty services to many of our customers. When a gaming establishment obtains an authorization from TeleCheck pursuant to its check warranty service, TeleCheck warrants payment on the patron’s check. If the patron’s check is subsequently dishonored upon presentment for payment, TeleCheck purchases the dishonored check from the gaming establishment for its face amount. Pursuant to the terms of our contract with TeleCheck, we share a portion of the loss associated with these dishonored checks. Although this contract limits the percentage of the dishonored checks to which we are exposed, there is no limit on the aggregate dollar amount to which we are exposed, which is a function of the face amount of checks warranted. TeleCheck manages and mitigates these dishonored checks through the use of risk analytics and collection efforts, including the additional fees that it is entitled to collect from check writers of dishonored checks. During the year ending December 31, 2005 and the three months ended March 31, 2006, our warranty expenses with respect to TeleCheck’s check warranty service were $10.8 million and $2.1 million, respectively. We have no control over TeleCheck’s decision to warrant payment on a particular check and we have limited visibility into TeleCheck’s collection activities. As a result, we may incur an unexpectedly high level of check warranty expenses at any time, and if we do, we may suffer a material adverse effect to our business or results of operation. As an alternative to TeleCheck’s check warranty service, we have developed our own Central Credit check warranty service that is based upon our Central Credit gaming patron credit bureau database, our proprietary patron transaction database, third-party risk analytics and actuarial assumptions. If these risk analytics or actuarial assumptions are ineffective, we may incur an unexpectedly high level of check warranty expenses which may have a material adverse effect on our business or operating results.

We operate our business in regions subject to natural disasters, including hurricanes. We may suffer casualty losses as a result of a natural disaster, and any interruption to our business resulting from a natural disaster will adversely affect our revenues and results of operations.

We operate our business primarily through equipment, including Casino Cash Plus 3-in-1 ATM machines, ACMs and QuikCash kiosks, which we install on the premises of gaming establishments and that patrons use to access cash for gaming. Accordingly, a substantial portion of our physical assets are located in locations beyond our direct control. Our business may be adversely affected by any damage to or loss of equipment that we install at gaming establishments or the cash contained therein resulting from theft, vandalism, terrorism, flood, fire or any other natural disaster. Any losses or damage that we suffer may not be subject to coverage under our insurance policies.

In addition to these casualty losses, our business is exclusive to gaming establishments and is dependent on consumer demand for gaming. In the event of a natural disaster, the operations of gaming establishments could be negatively impacted or consumer demand for gaming could decline, or both, and as a result, our business could be disrupted. For example, we anticipate that our revenues and results of operations in Louisiana and Mississippi will be reduced in 2006 and perhaps in subsequent years from what we would otherwise have expected as a result of Hurricanes Katrina and Rita. Although we cannot predict the extent of any such reduction, any interruption to our business resulting from a natural disaster will adversely affect our revenues and results of operations.

We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and furnish a report on our internal control over financial reporting as of the end of 2006.

Based on current laws and regulations, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) as of the end of 2006. Section 404 requires us to assess and attest to the adequacy of our internal control over financial reporting and requires our independent auditors to opine as to the adequacy of our assessment and internal control over financial reporting. Our efforts to comply with Section 404 will result in us incurring significant expenses in 2006.

Even with those expenditures, we may not receive an unqualified opinion from our independent auditors. In connection with its audit of our financial statements for the year ended December 31, 2005, our independent auditors identified a number of control deficiencies involving our internal control over financial reporting for the year ended December 31, 2005. We cannot assure you that we will be able to remedy these control deficiencies or that we or our independent auditors will not discover additional control deficiencies or significant deficiencies or material weaknesses in our internal control over financial reporting in the future. The existence of a material weakness in our internal control over financial reporting could result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the trading price of our common stock.

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

The United Kingdom (“UK”) Gambling Act 2005 (the “Gambling Act”) has received Royal Assent and awaits an order of the UK Secretary of State entering it into force as law. As enacted, the Gambling Act could be interpreted to prohibit our provision of credit card cash advances and POS debit card transactions to patrons of casinos located in the United Kingdom as early as September 2007. Such an interpretation would have a material adverse effect on our business, financial condition and operating results. We, and our gaming establishment customers in the UK are consulting with the UK Gambling Commission regarding the interpretation of the Gambling Act and the nature of any secondary regulations to be passed by the UK Secretary of State or conditions that may be imposed upon operators’ or premises licenses with a view to ensuring that services such as ours continue to be available in UK gambling establishments. If these efforts are not successful, we may be prohibited from providing one or more of our services in UK gaming establishments upon implementation of the Gambling Act.

We are subject to extensive governmental gaming regulation, which may harm our business.

We are subject to a variety of regulations in the jurisdictions in which we operate. Most of the jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machine or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors, construction contractors and laundry and linen suppliers. In these jurisdictions, we are generally characterized as a non-gaming supplier or vendor and we must obtain a non-gaming supplier’s or vendor’s license, qualification or approval. The obtaining of these licenses, qualifications or approvals and the regulations imposed on non-gaming suppliers and vendors are typically less stringent than for gaming-related suppliers and vendors. However, a few of the jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors, and in those jurisdictions we currently are subject to the same stringent licensing, qualification and approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Such requirements include licensure or finding of suitability for some of our officers, directors and beneficial owners of our securities. If regulatory authorities were to find any such officer, director or beneficial owner unsuitable, or if any such officer, director, or beneficial owner fails to comply with any licensure requirements, we would be required to sever our relationship with that person. Some public issuances of securities and other transactions by us also require the approval of regulatory authorities.

If we must obtain a gaming-related supplier’s or vendor’s license, qualification or approval because of the introduction of new products (such as products related to cashless gaming) or services or because of a change in the laws or regulations, or interpretation thereof, our business could be materially adversely affected. This increased regulation over our business could include, but is not limited to: requiring the licensure or finding of suitability in many jurisdictions of any officer, director, key employee or beneficial owner of our securities; the termination or disassociation with any officer, director, key employee or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; submission of reports of material loans, leases and financing; and, requiring regulatory approval of some commercial transactions such as the transfer or pledge of equity interests in us.

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

Our Central Credit gaming patron credit bureau services are subject to the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003 and similar state laws. Our QuikCredit service and TeleCheck’s and our collection practices in connection with dishonored checks with respect to which TeleCheck or Central Credit has issued authorizations pursuant to TeleCheck’s or Central Credit’s check warranty service, are subject to the Fair Debt Collections Practices Act and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATM machines, the location of ATM machines and our ability to surcharge cardholders who use our ATM machines. The cash access services we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. In most gaming establishments, our cash access services are provided through gaming establishment cashier personnel, in which case the gaming establishment is required to file Currency Transaction Reports, or CTRs, or Suspicious Activity Reports, or SARs. In a limited number of gaming establishments, we provide our cash access services directly to patrons at satellite cashiers or booths that we staff and operate, in which case we are required to file CTRs or SARs on a timely basis. If we fail to file these CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher or offer our QuikCredit service, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers. Our entry into the consumer credit business through the provision of a private label credit card through our Arriva Card, Inc. subsidiary subjects us to compliance with a number of additional laws, regulations and card association rules. In addition, our relationship with Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc. expires on December 31, 2006, and we are considering obtaining money transmitter licenses in many states, which would cause us to become subject to state licensing requirements and regulations governing money transmitters.

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

Finally, the Gambling Act has received Royal Assent and awaits an order of the UK Secretary of State entering it into force as law. As enacted, the Gambling Act could be interpreted to prohibit GCA’s provision of credit card cash advances and POS debit card transactions to patrons of casinos located in the United Kingdom as early as September 2007. Such an interpretation would have a material adverse effect on our business, financial condition and operating results. We, and our gaming establishment customers in the UK are consulting with the UK Gambling Commission regarding the interpretation of the Gambling Act and the nature of any secondary regulations to be passed by the UK Secretary of State or conditions that may be imposed upon operators’ or premises licenses with a view to ensuring that services such as ours continue to be available in UK gambling establishments. If these efforts are not successful, we may be prohibited from providing one or more of our services in UK casinos upon implementation of the Gambling Act.

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

Risk related to our capital structure

Our common stock has only been publicly traded since September 22, 2005 and we expect that the price of our common stock will fluctuate substantially.

There has only been a public market for our common stock since September 22, 2005. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including those described above under “Risks related to our business,” “Risks related to the industry” and the following:

•	our failure to maintain our current customers, including because of consolidation in the gaming industry;

•	increases in commissions paid to gaming establishments as a result of competition;

•	increases in interchange rates or processing or other fees paid by us or decreases in reverse interchange rates;

•	actual or anticipated fluctuations in our or our competitors’ revenue, operating results or growth rate;

•	our inability to adequately protect or enforce our intellectual property rights;

•	any adverse results in litigation initiated by us or by other against us;

•	our inability to make payments on our outstanding indebtedness as they become due or our inability to undertake actions that might otherwise benefit us based on the financial and other restrictive covenants contained in our senior secured credit facilities and the indenture for our senior subordinated notes;

•	the loss of a significant supplier or strategic partner, or the failure of a significant supplier or strategic partner to provide the goods or services that we rely on them for;

•	our inability to introduce successful, new products and services in a timely manner or the introduction of new products or services by our competitors that reduce the demand for our products and services;

•	our failure to successfully enter new markets or the failure or new markets to develop in the time and manner that we anticipate;

•	announcements by our competitors of significant new contracts or contract renewals or of new products or services;

•	changes in general economic conditions, financial markets, the gaming industry or the payments processing industry;

•	the trading volume of our common stock;

•	sales of common stock or other actions by our current officers, directors and stockholders;

•	acquisitions, strategic alliances or joint ventures involving us or our competitors;

•	future sales of our common stock or other securities;

•	the failure of securities analysts to cover our common stock or changes in financial estimates or recommendations by analysts;

•	our failure to meet the revenue, net income or earnings per share estimates of securities analysts or investors;

•	additions or departures of key personnel;

•	terrorist acts, theft, vandalism, fires, floods or other natural disasters; and

•	rumors or speculation as to any of the above which we may be unable to confirm or deny due to disclosure restrictions imposed on us by law or which we otherwise deem imprudent to comment upon.

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

Future sales of our common stock may cause the market price of our common stock to drop significantly, even if our business is doing well.

The market price of our common stock could decline as a result of sales of additional shares of our common stock by us, sales by our stockholders of common stock that is not freely tradable but may be resold under Rules 144, 144(k) and 701 under the Securities Act of 1933, as amended, or the perception that these sales could occur. In the future, we may issue additional shares or options to purchase additional shares to our employees, directors and consultants, in connection with corporate alliances or acquisitions, and in follow-on offerings to raise additional capital. Based on all of these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales could reduce the market price of our common stock. In addition, future sales of our common stock by our stockholders could make it more difficult for us to sell additional shares of our common stock or other securities in the future.

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

Two of our directors are principals of M&C International and two of our other directors are partners and members of various entities affiliated with Summit Partners. We depend on licenses and services provided by entities affiliated with M&C International or its principals to provide many of the financial services that we offer to patrons. Summit Partners and its affiliates may invest in entities that directly or indirectly compete with us or companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of M&C International or Summit Partners, on the one hand, and the interests of our other stockholders, on the other hand, arise, these directors may not be disinterested.

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

We do not intend to pay dividends in the future.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our current senior secured credit facilities limit our ability to pay dividends, and our future debt or credit facilities may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of potential gain for our stockholders for the foreseeable future.

ITEM 6.  EXHIBITS

Exhibit No.		Description.

10	.1(1)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Kirk E. Sanford.
10	.2(2)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Harry C. Hagerty.
10	.3(3)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Kathryn S. Lever.
31	.1*	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 15, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 15, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 15, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 15, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Global Cash Access Holdings, Inc. Current Report on Form 8-K (File No. 001-32622) filed with the SEC on March 17, 2006.

(2)	Incorporated by reference to Exhibit 10.2 of the Global Cash Access Holdings, Inc. Current Report on Form 8-K (File No. 001-32622) filed with the SEC on March 17, 2006.

(3)	Incorporated by reference to Exhibit 10.3 of the Global Cash Access Holdings, Inc. Current Report on Form 8-K (File No. 001-32622) filed with the SEC on March 17, 2006.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL CASH ACCESS HOLDINGS, INC.
(Registrant)

/s/  Harry C. Hagerty
Harry C. Hagerty
Chief Financial Officer
(For the Registrant and as Principal Financial Officer and as Chief Accounting Officer)

(Date) May 15, 2006

EXHIBIT INDEX

Exhibit No.		Description.

10	.1(1)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Kirk E. Sanford.

10	.2(2)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Harry C. Hagerty.

10	.3(3)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Kathryn S. Lever.

31.1		Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 15, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 15, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 15, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 15, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Global Cash Access Holdings, Inc. Current Report on Form 8-K (File No. 001-32622) filed with the SEC on March 17, 2006.

(2)	Incorporated by reference to Exhibit 10.2 of the Global Cash Access Holdings, Inc. Current Report on Form 8-K (File No. 001-32622) filed with the SEC on March 17, 2006.

(3)	Incorporated by reference to Exhibit 10.3 of the Global Cash Access Holdings, Inc. Current Report on Form 8-K (File No. 001-32622) filed with the SEC on March 17, 2006.

*	Filed herewith