Form 10-Q
period 2006-09-30
Global Cash Access Holdings, Inc.
filed 2006-11-14
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________
Commission file no 001 - 32622
GLOBAL CASH ACCESS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	20-0723270

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. No.)

3525 EAST POST ROAD, SUITE 120
LAS VEGAS, NEVADA	89120

(Address of Principal Executive Offices)	(Zip Code)
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
As of November 9, 2006, there were 82,304,708 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding.

PART I:	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$69,157	$35,123
Settlement receivables	60,592	60,164
Receivables other, net	9,175	7,355
Prepaid and other assets	10,535	10,959
Property, equipment and leasehold improvements, net	18,595	10,579
Goodwill, net	156,789	156,756
Other intangibles, net	19,193	22,006
Deferred income taxes, net	194,871	207,476

Total assets	$538,907	$510,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Settlement liabilities	$60,471	$59,782
Accounts payable	26,221	20,413
Accrued expenses	13,482	14,178
Borrowings	314,480	321,412

Total liabilities	414,654	415,785

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	189	149

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 500,000 shares authorized and 81,694 and 81,554 shares outstanding at September 30, 2006 and December 31, 2005, respectively	82	82
Preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares shares outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Additional paid in capital	136,941	128,886
Accumulated deficit	(15,152)	(36,210)
Accumulated other comprehensive income	2,193	1,726

Total stockholders’ equity	124,064	94,484

Total liabilities and stockholders’ equity	$538,907	$510,418

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per share)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Cash advance	$75,877	$60,298	$212,075	$175,009
ATM	57,498	46,572	165,243	135,561
Check services	7,174	7,088	21,878	20,131
Central Credit and other revenues	2,303	2,637	7,067	8,020

Total revenues	142,852	116,595	406,263	338,721
Cost of revenues (exclusive of depreciation and amortization)	(102,830)	(81,168)	(288,473)	(229,620)
Operating expenses	(15,384)	(14,255)	(47,310)	(38,556)
Amortization	(1,297)	(1,267)	(4,183)	(3,926)
Depreciation	(1,178)	(1,735)	(3,292)	(5,619)

OPERATING INCOME	22,163	18,170	63,005	61,000

INTEREST INCOME (EXPENSE), NET
Interest income	1,155	368	2,579	1,001
Interest expense	(10,914)	(11,651)	(31,863)	(33,411)

Total interest income (expense), net	(9,759)	(11,283)	(29,284)	(32,410)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	12,404	6,887	33,721	28,590
INCOME TAX PROVISION	(4,643)	(2,441)	(12,791)	(10,221)

INCOME BEFORE MINORITY OWNERSHIP LOSS	7,761	4,446	20,930	18,369
MINORITY OWNERSHIP LOSS, NET OF TAX	54	40	128	100

NET INCOME	7,815	4,486	21,058	18,469
Foreign currency translation, net of tax	95	131	467	(133)

COMPREHENSIVE INCOME	$7,910	$4,617	$21,525	$18,336

Earnings per share
Basic	$0.10	$0.12	$0.26	$0.55

Diluted	$0.10	$0.06	$0.26	$0.26

Weighted average number of common shares outstanding
Basic	81,690	36,377	81,622	33,591
Diluted	82,212	72,500	82,061	71,980
See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,058	$18,469
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	1,282	1,494
Amortization of intangibles	4,183	3,926
Depreciation	3,292	5,619
(Gain) loss on sale or disposal of assets	(6)	45
Provision for bad debts	4,874	1,100
Deferred income taxes	12,605	9,362
Minority ownership loss	(200)	(156)
Stock-based compensation	6,697	—
Changes in operating assets and liabilities:
Settlement receivables	(159)	11,296
Receivables other, net	(4,476)	(1,708)
Prepaid and other assets	(671)	(1,941)
Settlement liabilities	448	(22,085)
Accounts payable	5,801	(430)
Accrued expenses	(2,217)	(2,570)

Net cash provided by operating activities	52,511	22,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(11,274)	(4,345)
Purchase of other intangibles	(1,370)	(10,665)

Net cash used in investing activities	(12,644)	(15,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	(6,931)	(37,072)
Debt issuance costs	(139)	(132)
Proceeds from exercise of stock options	1,370	—
Proceeds from sale of stock	—	117,180
Minority capital contributions	240	280

Net cash (used in) provided by financing activities	(5,460)	80,256

(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(373)	$28

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,034	87,695
CASH AND CASH EQUIVALENTS—Beginning of period	35,123	49,577

CASH AND CASH EQUIVALENTS—End of period	$69,157	$137,272

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$33,490	$36,528

Cash paid for income taxes, net of refunds	$607	$2,324

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
GCA is a financial services company that provides cash access products and services to the gaming industry. The Company’s cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash advances, point-of-sale debit card cash advances, automated teller machine (“ATM”) withdrawals, check cashing transactions and money transfers. These services are provided to patrons at gaming establishments directly by the Company or through one of its consolidated subsidiaries. GCA’s subsidiaries are: CashCall Systems Inc. (“CashCall”), GCA Canada Inc. (“GCA Canada”), Global Cash Access (BVI), Inc. (“BVI”), Arriva Card, Inc. (“Arriva”), Global Cash Access Switzerland A.G. (“GCA Switzerland”), Innovative Funds Transfer, LLC, formerly known as QuikPlay, LLC (“IFT”), Global Cash Access (HK) Ltd. (“GCA HK”) and GCA (Macau), S.A. (“GCA Macau”). On July 27, 2006, QuikPlay, LLC changed its name to Innovative Funds Transfer, LLC.
The Company also owns and operates one of the leading credit reporting agencies in the gaming industry, Central Credit, LLC (“Central”), and provides credit-information services and credit-reporting history on gaming patrons to various gaming establishments. Central operates in both international and domestic gaming markets.
Commencing in the third quarter of 2006, the Company, through Arriva, began offering a credit card aimed at consumers who perform cash advance transactions in gaming establishments. See “Note 4 — Commitments and Contingencies, Arriva Origination Commitments".
The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings and its consolidated subsidiaries: GCA, CashCall, Central, BVI, Arriva, GCA Switzerland, GCA Canada, IFT, GCA HK and GCA Macau.
Basis of Presentation — The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year. Certain amounts within the income statements in the prior period financial statements and related notes have been reclassified to conform to the 2006 presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The unaudited condensed consolidated financial statements presented for the three and nine months ended September 30, 2006 and 2005 and as of December 31, 2005 include the accounts of Global Cash Access Holdings, Inc., and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Earnings Applicable to Common Stock — In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of potential common stock, which consists of convertible preferred stock, non-vested shares and assumed stock option exercises. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding — basic	81,690	36,377	81,622	33,591
Potential dilution from conversion of preferred shares	—	35,905	—	38,173
Potential dilution from equity grants (1)	522	218	439	216

Weighted average common shares outstanding — diluted	82,212	72,500	82,061	71,980

(1) — The potential dilution excludes stock options to acquire 3,449,539 and 0 shares of common stock at September 30, 2006 and September 30, 2005, respectively, as the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.
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
In the three months and nine months ended September 30, 2006, the adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $2.4 million and $6.7 million, respectively. The incremental stock-based compensation expense caused income before income tax provision and minority loss to decrease by $2.4 million and $6.7 million, respectively, and net income to decrease by $1.7 million and $4.9 million, respectively. In the three months ended September 30, 2006, basic and diluted earnings per share were decreased by $0.02 per share, while in the nine months ended September 30, 2006 basic and diluted earnings per share were decreased by $0.06 per share from the expense associated with the incremental stock-based compensation expense.

The following table details the effect on net income and earnings per share had the compensation expense for the employee stock-based awards been recorded based on the fair value method under SFAS No. 123, Accounting for Stock-Based Compensation, in the three and nine months ended September 30, 2005 (amounts in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$4,486	$18,469
Less: total stock-based compensation determined under fair-value based method for all awards, net of tax	(998)	(2,821)

Pro forma net income	$3,488	$15,648

Pro forma earnings per share
Basic	$0.10	$0.47

Diluted	$0.05	$0.22

Pro forma weighted average number of common shares outstanding
Basic	36,377	33,591
Diluted	72,500	71,980
Arriva Card, Inc. — Pursuant to the Receivables Sale Agreement and the Revolving Loan Product Program Agreement entered into in March 2006 between CIT Bank (“CIT”) and Arriva, CIT became the legal issuer of the Arriva Cards marketed by Arriva. The Arriva Card is a private-label revolving credit card that provides gaming patrons with access to credit in gaming establishments.
When a customer uses the Arriva Card for a transaction, CIT extends credit to the patron for the face amount of transaction and the fee charged and acquires the receivable from the customer. Arriva is entitled to receive all fees and interest income associated with the receivable. The other fees are included within other revenues in the condensed consolidated statements of income and the receivables from the patrons for this revenue is recorded as part of receivables other, net in the condensed consolidated balance sheets.
As of September 30, 2006, CIT had $3.3 million in outstanding patron receivables from originated transactions performed on Arriva Cards. Arriva has the option to purchase the originated receivable from CIT at any time between three and 180 days (the “Holding Period”) from the date CIT acquires the receivable. CIT has the right to require Arriva to purchase any receivables that have a first payment default, cardholder death or bankruptcy during the first 180 days from acquisition, and CIT will require Arriva to purchase the net amount of all such receivables 180 days after acquisition. For the three and nine months ended September 30, 2006, Arriva has not purchased or been required to purchase any receivables from CIT. CIT is entitled to receive monthly from Arriva a financing fee based on the average balance of receivables multiplied by an interest rate. The interest rate is computed based upon the Holding Period. As of September 30, 2006, the interest is determined as the as the one-month the London InterBank Offered Rate (“LIBOR”) plus 225 basis points, or approximately 7.6%.
Additionally, Arriva is required to pay CIT an origination fee for the extension of credit on receivables. This origination fee is computed as the principal amount of the extension of credit multiplied by 0.25%. In the first year of the program Arriva is committed to paying $100 thousand in minimum origination fees. In each subsequent year, this minimum origination fee is increased to $200 thousand.

Recently Issued Accounting Pronouncements — In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year after September 15, 2006. SFAS No. 155 will be effective for the Company beginning in the first quarter of 2007. This standard primarily resolves certain issues addressed in the implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, concerning beneficial interests in securitized financial assets. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the 2007 fiscal year. The Company is evaluating any future effect of this standard on the Company’s consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 eliminates the diversity in practice surrounding how public companies quantify financial statement misstatements and establishes an approach that requires quantification and assessment of misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related footnote disclosures. Adoption of this new standard, which will be effective for the Company’s annual financial statements for the year ended December 31, 2006, is not expected to impact the Company’s consolidated financial statements.
3.	ATM FUNDING AGREEMENTS
Bank of America Amended Treasury Services Agreement — On March 8, 2004, the Company entered into an Amendment of the Treasury Services Agreement with Bank of America, N.A. that allowed for the Company to utilize up to $300 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for all the Company’s ATMs. The amount provided by Bank of America can be increased above $300 million at the option of Bank of America. For use of these funds, GCA pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points. At September 30, 2006, the outstanding balance of ATM cash utilized by GCA was $311.1 million and the cash usage interest rate in effect was 5.7%.
Site Funded ATMs — GCA operates some ATMs at customer locations where the customer provides the cash required for ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability is included within settlement liabilities in the accompanying balance sheets and was $23.4 million and $15.6 million as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006 and December 31, 2005, GCA operated 445 and 203 devices (ATMs and redemption kiosks), respectively, that were site funded.

4.	COMMITMENTS AND CONTINGENCIES
Litigation Claims and Assessments
Canadian Goods and Services Tax (“GST”) — In April 2004, CashCall was notified through one of its customers that the Canadian Revenue Agency (“CRA”) Appeals Division had taken a position, on audit of the customer’s two locations, that the customer was liable for GST on commissions it received in connection with the cash advance services provided by CashCall. The CRA’s position is disputed by both CashCall and the customer based upon their interpretation of the Canadian Excise Tax Act (“ETA”).
In December 2004, the Company paid the amount assessed related to the customer, and the customer remitted such amount to the CRA. In February 2005, the Company filed a refund claim for taxes paid in error with CRA. This claim was denied as expected, and the Company is currently defending the rebate claim through the appeals process.
The Company believes the transactions performed in Canada are financial services transactions specifically exempted by the ETA and therefore not subject to GST. As the Company has paid these obligations and as there is uncertainty related to the ability to recover these amounts through the refund claim and appeals process, the Company has deemed it appropriate to expense this payment and accrue for a liability related to future payments for this customer. In the three and nine months ended September 30, 2006 and 2005, the Company has recorded minimal amounts in operating expenses related to this potential tax exposure in the accompanying consolidated income statements.
Patent Infringement Litigation — On October 22, 2004, we and USA Payments, as co-plaintiffs, filed a complaint in United States District Court, District of Nevada against U.S. Bancorp d/b/a U.S. Bank, Certegy Inc., Certegy Check Services, Inc., Game Financial Corporation and GameCash, Inc. alleging the infringement of the patented “3-in-1 rollover” functionality. In this litigation, we were seeking an injunction against future infringement of the patent and recovery of damages as a result of past infringement of the patent. Effective August 31, 2006, all ongoing lawsuits between us, U.S. Bancorp d/b/a U.S. Bank, Certegy Inc., Certegy Check Services, Inc., Game Financial Corporation and GameCash, Inc. were settled. The parties entered into a confidential Settlement and Patent License Agreement and Release, whereby no party is obligated to pay money to resolve the claims or counterclaims.
Compliance Letters from MasterCard International, Inc. and Visa USA — In the normal course of business, the Company routinely receives letters from MasterCard International, Inc. and Visa USA (the “Associations”) regarding non-compliance with various aspects of the respective Associations’ bylaws and regulations as they relate to transaction processing. The Company is periodically involved in discussions with its sponsoring bank and the Associations to resolve these issues. It is the opinion of management that all of the issues raised by the Associations will be resolved in the normal course of business and related changes to the bankcard transaction processing, if any, will not result in material adverse impact to the financial results of the Company.
Customer Commission Litigation — In March 2006 and thereafter, we were named as a defendant in actions commenced by the subsidiaries of a former customer alleging commissions were owed following the expiration of our agreements with such subsidiaries. In July 2006, we settled all of the claims with an aggregate payment of $200,000 to the subsidiaries and these actions were dismissed with prejudice. The expense associated with this settlement was recorded in operating expenses in the second quarter of 2006.
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

Registration Agreement
The Company and some of its stockholders are party to a Registration Agreement. The Registration Agreement provides the stockholders with rights to cause the Company to register their shares of Common Stock on a registration statement filed with the Securities and Exchange Commission. Under the terms of this agreement, some holders of registration rights may require the Company to file a registration statement under the Securities Act at the Company’s expense with respect to their shares of Common Stock. Under this agreement, the Company has agreed to bear all registration and offering expenses (other than underwriting discounts and commissions and fees), and specific fees and disbursements of counsel of the holders of registration rights. The Company has agreed to indemnify the holders of registration rights against specific liabilities under the Securities Act.
Arriva Origination Commitments
Arriva entered into separate agreements with CIT and with Fiserv Solutions, Inc. (“Fiserv”), all of which are effective March 14, 2006, related to the issuance, underwriting and processing of our private label credit card. Under the terms of the agreements with CIT, Arriva is committed to pay CIT a minimum of $0.2 million in consumer origination fees and $0.1 million in other operating expenses during the first 18 months of the term. After meeting these commitments, Arriva may cancel these agreements at any time during the first 18 months of the term without any additional penalty. Under the terms of the agreement with Fiserv, Arriva is also committed to pay $0.5 million in termination fees if the arrangement is terminated during the first 18 months of the term.
Innovative Funds Transfer, LLC Required Capital Investment
Pursuant to the terms of our agreement with International Game Technology (“IGT”), we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of September 30, 2006, we had invested a total of $4.0 million in IFT, and are committed to invest up to $2.0 million in additional capital investments if required.
5.	BORROWINGS
Senior Secured Credit Facility — In April 2005, GCA and Holdings entered into an Amended and Restated Credit Facility (the “First Amended and Restated Credit Agreement”). Borrowings under the First Amended and Restated Credit Agreement bear interest, at the Company’s option, at either i) a base rate plus an applicable margin or ii) LIBOR plus an applicable margin. In January 2006, the Company received a credit rating upgrade and had reduced the overall leverage ratio to qualify for a decrease of the applicable margin applied to the borrowings under the term loan portion and the revolving portion of the First Amended and Restated Credit Agreement. Beginning April 2006, the applicable margin for LIBOR loans was reduced from 2.25% to 1.75% while the applicable margin for base rate loans was reduced from 1.25% to 0.75%.
At September 30, 2006 and December 31, 2005, borrowings under the term loan portion of the First Amended and Restated Credit Agreement were $161.7 million and $168.6 million, respectively. In the three and nine months ended September 30, 2006, the Company made repayments on the term loan of $2.3 million and $6.9 million, respectively. The interest rate in effect at September 30, 2006 was 7.1%. In addition to scheduled quarterly principal repayments and based upon the Company’s leverage ratio at December 31, 2005, GCA is required to make an annual repayment of 50% of the excess cash flow as defined in the First Amended and Restated Credit Agreement. As our additional voluntary prepayments in 2005 exceeded our required excess cash flow payment for 2005, no excess cash flow payment was required in 2006.
Under the terms of our First Amended and Restated Credit Agreement we are required to comply with financial covenants related to our leverage ratio, senior leverage ratio and fixed charge cover ratio. Additionally, we have a covenant related to our allowable capital expenditures. The Company believes it was in compliance with all of its debt covenants that were applicable as of September 30, 2006.
As of September 30, 2006, the Company had $3.1 million in letters of credit issued and outstanding, which reduced amounts available under the revolving portion of the First Amended and Restated Credit Agreement.
On November 1, 2006, the Company refinanced its senior secured debt by entering into a Second Amended and Restated Credit Agreement with certain lenders, Bank of America, N.A., as Administrative Agent and Wachovia Bank, N.A., as Syndication Agent. See further discussion in Note 9 “Subsequent Events” below.

6.	BENEFIT PLANS
Stock Options — The Company has issued stock options to directors, officers and key employees under the 2005 Stock Incentive Plan (the “2005 Plan”). Generally, options under the 2005 Plan (other than those granted to non-employee directors) will vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Stock options are issued at the current market price on the date of grant, with a contractual term of 10 years. The shares to be issued pursuant to option exercises may be authorized but unissued or reacquired common stock. The grant date fair value is calculated using the Black-Scholes option valuation model. In addition to the 2005 Plan, the Company has granted our Chief Financial Officer options to acquire 722,215 shares of common stock as part of his employment agreement in 2004. The terms of these options are similar to those found in the 2005 Plan.
The fair value of the options granted during the three and nine months ended September 30, 2006 and 2005 were estimated using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	36.9%	50.0%	39.7%	50.0%
Risk-free interest rate	4.8%	4.0%	4.8%	3.7%
Expected life of stock options (in years)	6.3	6.0	6.3	6.0
The expected life (estimated period of time outstanding) of options granted was estimated using the expected exercise behavior of employees.
The expected volatility was based on an estimate of the volatility for similar companies within our industry that have recently completed an initial public offering of common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of award activity under the Company’s stock option plans as of September 30, 2006 and changes during the three and nine month periods then ended is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Life	Intrinsic
	Options	Prices	Remaining	Value
				(in thousands)
Outstanding — December 31, 2005	4,079,145	$12.94	9.0 years	$27,502
Granted	55,000	15.79
Exercised	(11,650)	13.99
Forfeited	(2,500)	13.99

Outstanding — March 31, 2006	4,119,995	$12.97	8.8 years	$27,871
Granted	65,000	18.94
Exercised	(122,807)	9.15
Forfeited	(33,752)	13.99

Outstanding — June 30, 2006	4,028,436	$13.17	8.6 years	$27,593
Granted	140,000	14.81
Exercised	(5,936)	13.99
Forfeited	(15,417)	13.99

Outstanding — September 30, 2006	4,147,083	$13.22	8.4 years	$29,213

Exercisable — September 30, 2006	1,571,982	$12.89	8.2 years	$10,554

The weighted-average grant-date fair value per share of the options granted during the three months ended September 30, 2006 and 2005 was $6.70 and $7.33, respectively. The weighted-average grant-date fair value per share of the options granted during the nine months ended September 30, 2006 and 2005 was $7.58 and $7.27, respectively.
During the three and nine months ended September 30, 2006 we received $83 thousand and $1.4 million in cash from the exercise of stock options, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $43 thousand and $0.7 million, respectively. There were no stock option exercises in 2005. During the three and nine months ended September 30, 2006 we recorded $1.8 million and $5.2 million in non-cash compensation expense related to options granted that are expected to vest. As of September 30, 2006, there was $16.6 million in unrecognized compensation expense related to options expected to vest. That cost is expected to be recognized on a straight-line basis over a weighted average period of 2.3 years.

Restricted Stock — In March 2006, the Company awarded 619,747 shares of time-based restricted common stock to employees. These shares will vest over a period of four years. A summary of non-vested share awards for the Company’s time-based restricted shares as of September 30, 2006 and changes during the prior nine month period is as follows:

Shares
Outstanding
Balance — December 31, 2005	—
Granted	619,747
Vested	—
Forfeited	—

Balance — March 31, 2006	619,747
Granted	—
Vested	—
Forfeited	(7,500)

Balance — June 30, 2006	612,247
Granted	—
Vested	—
Forfeited	(1,500)

Balance — September 30, 2006	610,747

There were no time-based restricted shares vested during the three and nine months ended September 30, 2006 or 2005. During the three and nine months ended September 30, 2006 we recorded $0.6 million and $1.5 million in non-cash compensation expense related to the restricted stock granted that is expected to vest. As of September 30, 2006, there was $8.4 million in unrecognized compensation expense related to time-based restricted shares expected to vest. That cost is expected to be recognized on a straight-line basis over a weighted average period of 3.3 years.
7.	RELATED PARTY TRANSACTIONS
M&C International (“M&C”) is the owner of approximately 24.9% of the outstanding equity interests of Holdings. An affiliate of Bank of America Corporation owns approximately 3.8% of the outstanding equity interests of Holdings.
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
The Company obtains transaction processing services from USA Payments, a company controlled by the principals of M&C, pursuant to the Amended and Restated Agreement for Electronic Payment Processing. Under terms of this agreement, GCA pays a fee to USA Payments for transaction processing services, which is reflected in cost of revenues (exclusive of depreciation and amortization), and pays other directly identifiable operating expenses that are included within operating expenses in the unaudited condensed consolidated statements of income. Pursuant to this agreement, GCA is obligated to pay USA Payments a monthly fixed processing fee and transaction fees that total $2.3 million annually through the termination of this agreement in March 2014. Additionally, we reimburse USA Payments for invoices related mainly to gateway fees and other processing charges incurred on behalf of the Company from unrelated third parties. These expenses are also classified as part of cost of revenues (exclusive of depreciation and amortization).

The Company uses Bank of America, N.A., an affiliate of Bank of America Corporation, for general corporate banking purposes and is charged monthly servicing fees for these services, which are included in operating expenses. In connection with the Amendment of the Treasury Services Agreement, GCA obtains cash for our ATMs from Bank of America, N.A. The fees paid to Bank of America, N.A. for the preparation of the cash used in our ATMs is included within operating expenses, while the cash usage fee is included as part of interest expense.
In April 2005, Banc of America Securities LLC, an affiliate of Bank of America Corporation, acted as financial advisor to the Company in connection with the First Amended and Restated Credit Agreement. As a fee for those services, we were obligated to pay Banc of America Securities LLC 50% of the difference between the interest expense we pay under the First Amended and Restated Credit Agreement and what we were obligated to pay under the prior credit facility. Our obligation to pay this fee ended in April 2006. For its services as financial advisor in connection with the First Amended and Restated Credit Agreement, we incurred and paid a total of $0.5 million to Banc of America Securities LLC, which is included as part of capitalized debt issuance costs in prepaid and other assets in the accompanying balance sheets. During the three and nine months ended September 30, 2006, the Company incurred $0 and approximately $0.1 million in fees related to the financial advisory services, respectively.
The following table represents the transactions with related parties for the three and nine months ended September 30, 2006 and 2005 (amounts in thousands):

		Three Months Ended		Nine Months Ended
Name of		September 30,		September 30,
Related Party	Description of Transaction	2006	2005	2006	2005
M&C Affiliates:
Infonox on the Web	Software development costs and maintenance expense included in operating expenses and other intangibles, net	$372	$350	$1,656	$1,171
USA Payments	Transaction processing charges included in cost of revenues	748	667	2,423	2,190
USA Payments	Pass through billing related to gateway fees, telecom and other items included in cost of revenues and operating expenses	324	314	958	917
Bank of America, N.A.:
Bank of America, N.A.	Bank fees and cash preparation fees for cash accounts maintained included within operating expenses	471	392	1,291	1,134
Bank of America, N.A.	Cash usage fee included within interest expense	$4,098	$2,837	$11,615	$7,058

The following table details the amounts due from (to) these related parties that are recorded as part of receivables other, net, accounts payable and accrued expenses in the unaudited condensed consolidated balance sheets (amounts in thousands):

	September 30,	December 31,
	2006	2005
M&C and related companies	$32	$11
Bank of America, N.A.	192	3

Total included within receivables other, net	$224	$14

USA Payments	$(335)	$(345)
Infonox on the Web	(161)	(171)
Bank of America, N.A.	(197)	(150)

Total included within accounts payable and accrued expenses	$(693)	$(666)

8.	SEGMENT INFORMATION
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
The Company operates in four distinct business segments: (i) cash advance, (ii) ATM, (iii) check services and (iv) credit reporting services. These segments are monitored separately by management for performance against its internal forecast and are consistent with the Company’s internal management reporting.
Other lines of business, none of which exceed the established materiality for segment reporting, include Arriva, Western Union, direct marketing and IFT, among others.
The Company’s business is predominantly domestic, with no specific regional concentrations.
Major customers — On June 13, 2005, our largest customer, Harrah’s Entertainment, Inc. (“Harrah’s”) completed its acquisition of Caesars Entertainment, Inc. (“Caesars”), another customer of ours. For the three months ended September 30, 2006 and 2005, the combined revenues from all segments for this customer, assuming it had been combined for all periods presented, would have been approximately $26.2 million and $21.6 million, respectively representing and 18.3% and 18.4% of the Company’s total consolidated revenues, respectively. For the nine months ended September 30, 2006 and 2005, the combined revenues from all segments for this customer, assuming it had been combined for all periods presented, would have been approximately $73.8 million and $62.4 million, respectively representing and 18.2% and 18.4% of the Company’s total consolidated revenues, respectively. On a historical basis, the combined revenues from all segments for Harrah’s for the three and nine months ended September 30, 2005 was $13.5 million and $39.5 million representing 11.6% and 11.7% of the Company’s total consolidated revenues, respectively.
On April 25, 2005, MGM MIRAGE (“MGM”) acquired Mandalay Resort Group (“Mandalay”). Prior to December 2005, the Company did not have any cash advance revenue or ATM revenue from MGM, but did provide our full offering of services to Mandalay. For the three months ended September 30, 2006 and 2005, the combined revenues from all segments for MGM, assuming it had been combined for all periods presented, would have been approximately $14.4 million and $6.3 million, respectively representing 10.1% and 5.4%, of the Company’s total consolidated revenues, respectively. For the nine months ended September 30, 2006 and 2005, the combined revenues from all segments for MGM, assuming it had been combined for all periods presented, would have been approximately $40.3 million and $18.4 million, respectively representing 9.9% and 5.4%, of the Company’s total consolidated revenues, respectively. On a historical basis, the combined revenues from all segments for MGM for the three and nine months ended September 30, 2005 was $0.1 million and $0.3 million, respectively.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. The tables below present the results of operations for the three and nine months ended September 30, 2006 and 2005 and total assets by operating segment as of September 30, 2006 and December 31, 2005 (amounts in thousands):

	Cash		Check	Credit
	Advance	ATM	Services	Reporting	Other	Total
Three Months Ended September 30, 2006
Revenues	$75,877	$57,498	$7,174	$2,018	$285	$142,852
Depreciation and amortization	(932)	(1,399)	(2)	(19)	(123)	(2,475)
Operating income (loss)	11,515	8,362	1,969	1,014	(697)	22,163
Interest income	1,155	—	—	—	—	1,155
Interest expense	(3,620)	(6,841)	(342)	(96)	(15)	(10,914)
Income taxes	(3,413)	(565)	(617)	(348)	300	(4,643)
Minority ownership loss	—	—	—	—	54	54
Net income (loss)	$5,637	$956	$1,010	$570	$(358)	$7,815
Three Months Ended September 30, 2005
Revenues	$60,298	$46,572	$7,088	$2,200	$437	$116,595
Depreciation and amortization	(1,057)	(1,798)	(9)	(20)	(118)	(3,002)
Operating income	8,870	7,506	1,132	562	100	18,170
Interest income	368	—	—	—	—	368
Interest expense	(4,558)	(6,358)	(536)	(166)	(33)	(11,651)
Income taxes	(1,652)	(407)	(214)	(142)	(26)	(2,441)
Minority ownership loss	—	—	—	—	40	40
Net income	$3,028	$741	$382	$254	$81	$4,486
Nine Months Ended September 30, 2006
Revenues	$212,075	$165,243	$21,878	$6,099	$968	$406,263
Depreciation and amortization	(2,873)	(4,176)	(18)	(58)	(350)	(7,475)
Operating income (loss)	31,986	22,642	6,486	3,140	(1,249)	63,005
Interest income	2,579	—	—	—	—	2,579
Interest expense	(10,569)	(19,851)	(1,090)	(304)	(49)	(31,863)
Income taxes	(9,145)	(1,088)	(2,046)	(1,075)	563	(12,791)
Minority ownership loss	—	—	—	—	128	128
Net income (loss)	$14,851	$1,703	$3,350	$1,761	$(607)	$21,058
Nine Months Ended September 30, 2005
Revenues	$175,009	$135,561	$20,131	$6,799	$1,221	$338,721
Depreciation and amortization	(3,282)	(5,791)	(28)	(83)	(361)	(9,545)
Operating income	31,459	21,086	5,560	2,678	217	61,000
Interest income	1,001	—	—	—	—	1,001
Interest expense	(13,616)	(17,605)	(1,566)	(529)	(95)	(33,411)
Income taxes	(6,718)	(1,247)	(1,438)	(774)	(44)	(10,221)
Minority ownership loss	—	—	—	—	100	100
Net income	$12,126	$2,234	$2,556	$1,375	$178	$18,469

	September 30,	December 31,
Total Assets	2006	2005
Cash advance	$338,864	$320,688
ATM	151,256	142,626
Check services	3,075	3,886
Credit reporting	44,679	43,162
Other	1,033	56

Total assets	$538,907	$510,418

9.	SUBSEQUENT EVENTS
Second Amended and Restated Credit Agreement — On November 1, 2006, GCA and Holdings entered into a Second Amended and Restated Credit Agreement with certain lenders, Bank of America, N.A., as Administrative Agent and Wachovia Bank, N.A., as Syndication Agent, which amended and restated the terms of the Amended and Restated Credit Agreement, dated as of April 13, 2005, as amended by Amendment No. 1, dated as of August 26, 2005 (as so amended, the “First Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement significantly amended and restated the terms of GCA’s existing senior secured credit facilities to provide for a $100.0 million term loan facility and a $100.0 million five-year revolving credit facility, with a $25.0 million letter of credit sublimit and a $5.0 million swingline loan sublimit. The Second Amended and Restated Credit Agreement also contains an increase option permitting GCA to arrange with existing lenders and/or new lenders to provide up to an aggregate of $150.0 million in additional term loan or revolving credit commitments.
The Second Amended and Restated Credit Agreement amended and restated the terms of the First Amended and Restated Credit Agreement to, among other things, reduce the rate at which interest accrues on certain borrowings under the senior secured credit facilities and modify certain other terms, conditions, provisions and covenants in connection with the senior secured credit facilities.
Principal, together with accrued interest, is due on the maturity date, November 1, 2011. GCA may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to certain qualifications set forth in the Second Amended and Restated Credit Agreement. Furthermore, the Second Amended and Restated Credit Agreement contains mandatory prepayment provisions which, under certain circumstances, obligate GCA to apply defined portions of its cash flow to prepayment of the senior secured credit facilities.
Pursuant to the Second Amended and Restated Credit Agreement, the senior secured credit facilities continue to be secured by substantially all of the assets of the Company, GCA and GCA’s wholly-owned domestic subsidiaries other than Arriva, and will continue to be guaranteed by the Company and all of GCA’s wholly-owned domestic subsidiaries other than Arriva.
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults, which are subject to important exceptions and qualifications, as set forth in the Second Amended and Restated Credit Agreement.
The Second Amended and Restated Credit Agreement is expected to result in the write-off of all, or substantially all, of the remaining capitalized deferred financing costs associated with the First Amended and Restated Credit Agreement in the fourth quarter of 2006. As of September 30, 2006, the remaining capitalized deferred financing costs associated with the First Amended and Restated Credit Agreement were $3.6 million.
Amendment to Software License and Consulting Agreement — On October 9, 2006, GCA and Infonox, a related party, entered into a Joint Amendment to the Amended and Restated Software License Agreement and the Consulting Agreement that have been in effect since May 31, 2000 (collectively the “Infonox Agreements”). Under terms of the Infonox Agreements, both parties have agreed that they will comply with and adhere to the payment card industry (“PCI”) data security standard (“DSS”) in effect from time to time and shall implement and maintain appropriate measures designed to meet the objectives of PCI DSS.
10.	GUARANTOR INFORMATION

In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”). At September 30, 2006 and December 31, 2005 there were $152.8 million in Notes outstanding. The Notes are guaranteed by all of GCA’s existing domestic 100% owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes. These guarantees are full, unconditional, joint and several. CashCall, GCA Canada, BVI, GCA Switzerland, GCA HK and GCA Macau, which are 100% owned non-domestic subsidiaries, and IFT, which is a consolidated joint venture, do not guaranty the Notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for the parent only, the issuer, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of September 30, 2006 and December 31, 2005, and for the three and nine months ended September 30, 2006 and 2005.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
SEPTEMBER 30, 2006
(amounts in thousands)
(unaudited)

			Combined	Combined	Elimination
	Parent	Issuer	Guarantors	Non-Guarantors	Entries *	Consolidated

ASSETS

Cash and cash equivalents	$—	$59,658	$2,946	$6,553	$—	$69,157
Settlement receivables	—	61,300	—	1,031	(1,739)	60,592
Receivables other, net	11	11,899	28,690	30	(31,455)	9,175
Prepaid and other assets	—	10,480	55	—	—	10,535
Investment in subsidiaries	157,149	73,523	—	—	(230,672)	—
Property, equipment and leasehold improvements, net	—	18,447	30	118	—	18,595
Goodwill, net	—	116,574	39,470	745	—	156,789
Other intangibles, net	—	18,388	588	217	—	19,193
Deferred income taxes, net	—	194,871	—	—	—	194,871

TOTAL	$157,160	$565,140	$71,779	$8,694	$(263,866)	$538,907

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

LIABILITIES:
Settlement liabilities	$—	$59,546	$—	$925	$—	$60,471
Accounts payable	—	25,980	47	194	—	26,221
Accrued expenses	—	48,937	3,403	2,381	(41,239)	13,482
Borrowings	—	314,480	—	—	—	314,480

Total liabilities	—	448,943	3,450	3,500	(41,239)	414,654

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	—	189	—	—	—	189
STOCKHOLDERS’ EQUITY	157,160	116,008	68,329	5,194	(222,627)	124,064

TOTAL	$157,160	$565,140	$71,779	$8,694	$(263,866)	$538,907

* Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2005
(amounts in thousands)
(unaudited)

			Combined	Combined	Elimination
	Parent	Issuer	Guarantors	Non-Guarantors	Entries *	Consolidated

ASSETS

Cash and cash equivalents	$—	$32,237	$276	$2,610	$—	$35,123
Settlement receivables	—	59,236	—	928	—	60,164
Receivables other, net	—	136,213	22,737	37	(151,632)	7,355
Prepaid and other assets	—	10,946	1	12	—	10,959
Investment in subsidiaries	223,378	66,707	—	—	(290,085)	—
Property, equipment and leasehold improvements, net	—	10,485	3	91	—	10,579
Goodwill, net	—	116,574	39,471	711	—	156,756
Other intangibles, net	—	21,714	128	164	—	22,006
Deferred income taxes, net	—	207,476	—	—	—	207,476

TOTAL	$223,378	$661,588	$62,616	$4,553	$(441,717)	$510,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$59,017	$—	$765	$—	$59,782
Accounts payable	—	20,103	70	240	—	20,413
Accrued expenses	—	37,529	58	(671)	(22,738)	14,178
Borrowings	—	321,412	—	—	—	321,412

Total liabilities	—	438,061	128	334	(22,738)	415,785

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	—	149	—	—	—	149
STOCKHOLDERS’ EQUITY	223,378	223,378	62,488	4,219	(418,979)	94,484

TOTAL	$223,378	$661,588	$62,616	$4,553	$(441,717)	$510,418

* Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2006
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$74,606	$—	$1,271	$—	$75,877
ATM	—	57,498	—	—	—	57,498
Check services	—	4,262	2,912	—	—	7,174
Central Credit and other revenues	7,815	1,779	2,081	24	(9,396)	2,303

Total revenues	7,815	138,145	4,993	1,295	(9,396)	142,852
Cost of revenues (exclusive of depreciation and amortization)	—	(99,654)	(2,472)	(704)	—	(102,830)
Operating expenses	—	(13,914)	(1,075)	(512)	117	(15,384)
Amortization	—	(1,224)	(55)	(18)	—	(1,297)
Depreciation	—	(1,166)	(1)	(11)	—	(1,178)

OPERATING INCOME	7,815	22,187	1,390	50	(9,279)	22,163

INTEREST INCOME (EXPENSE), NET
Interest income	—	1,117	—	38	—	1,155
Interest expense	—	(10,914)	—	—	—	(10,914)

Total interest income (expense) , net	—	(9,797)	—	38	—	(9,759)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	7,815	12,390	1,390	88	(9,279)	12,404
INCOME TAX PROVISION	—	(4,629)	—	(14)	—	(4,643)

INCOME BEFORE MINORITY OWNERSHIP LOSS	7,815	7,761	1,390	74	(9,279)	7,761
MINORITY OWNERSHIP LOSS, NET OF TAX	—	54	—	—	—	54

NET INCOME	$7,815	$7,815	$1,390	$74	$(9,279)	$7,815

* Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2006
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$208,141	$—	$3,934	$—	$212,075
ATM	—	165,243	—	—	—	165,243
Check services	—	13,851	8,027	—	—	21,878
Central Credit and other revenues	21,058	6,286	6,162	73	(26,512)	7,067

Total revenues	21,058	393,521	14,189	4,007	(26,512)	406,263
Cost of revenues (exclusive of depreciation and amortization)	—	(280,022)	(6,184)	(2,267)	—	(288,473)
Operating expenses	—	(43,256)	(3,060)	(1,420)	426	(47,310)
Amortization	—	(4,030)	(101)	(52)	—	(4,183)
Depreciation	—	(3,256)	(3)	(33)	—	(3,292)

OPERATING INCOME	21,058	62,957	4,841	235	(26,086)	63,005

INTEREST INCOME (EXPENSE), NET
Interest income	—	2,477	—	102	—	2,579
Interest expense	—	(31,863)	—	—	—	(31,863)

Total interest income (expense) , net	—	(29,386)	—	102	—	(29,284)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	21,058	33,571	4,841	337	(26,086)	33,721
INCOME TAX PROVISION	—	(12,641)	—	(150)	—	(12,791)

INCOME BEFORE MINORITY OWNERSHIP LOSS	21,058	20,930	4,841	187	(26,086)	20,930
MINORITY OWNERSHIP LOSS, NET OF TAX	—	128	—	—	—	128

NET INCOME	$21,058	$21,058	$4,841	$187	$(26,086)	$21,058

* Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2005
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$59,056	$—	$1,242	$—	$60,298
ATM	—	46,572	—	—	—	46,572
Check services	—	5,376	1,712	—	—	7,088
Central Credit and other revenues	4,486	1,660	2,200	17	(5,726)	2,637

Total revenues	4,486	112,664	3,912	1,259	(5,726)	116,595
Cost of revenues (exclusive of depreciation and amortization)	—	(79,036)	(1,341)	(791)	0	(81,168)
Operating expenses	—	(12,547)	(1,485)	(381)	158	(14,255)
Amortization	—	(1,236)	(17)	(14)	—	(1,267)
Depreciation	—	(1,727)	—	(8)	—	(1,735)

OPERATING INCOME (LOSS)	4,486	18,118	1,069	65	(5,568)	18,170

INTEREST INCOME (EXPENSE), NET
Interest income	—	344	—	24	—	368
Interest expense	—	(11,651)	—	—	—	(11,651)

Total interest income (expense) , net	—	(11,307)	—	24	—	(11,283)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	4,486	6,811	1,069	89	(5,568)	6,887
INCOME TAX PROVISION	—	(2,365)	—	(76)	—	(2,441)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	4,486	4,446	1,069	13	(5,568)	4,446
MINORITY OWNERSHIP LOSS	—	40	—	—	—	40

NET INCOME (LOSS)	$4,486	$4,486	$1,069	$13	$(5,568)	$4,486

* Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2005
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$171,347	$—	$3,662	$—	$175,009
ATM	—	135,561	—	—	—	135,561
Check services	—	17,973	2,158	—	—	20,131
Central Credit and other revenues	18,469	4,944	6,799	63	(22,255)	8,020

Total revenues	18,469	329,825	8,957	3,725	(22,255)	338,721
Cost of revenues (exclusive of depreciation and amortization)	—	(225,435)	(1,880)	(2,305)	—	(229,620)
Operating expenses	—	(34,171)	(3,755)	(1,079)	449	(38,556)
Amortization	—	(3,832)	(73)	(21)	—	(3,926)
Depreciation	—	(5,602)	(1)	(16)	—	(5,619)

OPERATING INCOME (LOSS)	18,469	60,785	3,248	304	(21,806)	61,000

INTEREST INCOME (EXPENSE), NET
Interest income	—	934	—	67	—	1,001
Interest expense	—	(33,411)	—	—	—	(33,411)

Total interest income (expense) , net	—	(32,477)	—	67	—	(32,410)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	18,469	28,308	3,248	371	(21,806)	28,590
INCOME TAX PROVISION	—	(9,939)	—	(282)	—	(10,221)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	18,469	18,369	3,248	89	(21,806)	18,369
MINORITY OWNERSHIP LOSS	—	100	—	—	—	100

NET INCOME (LOSS)	$18,469	$18,469	$3,248	$89	$(21,806)	$18,469

* Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,058	$21,058	$4,841	$187	$(26,086)	$21,058
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	—	1,282	—	—	—	1,282
Amortization of intangibles	—	4,030	101	52	—	4,183
Depreciation	—	3,256	3	33	—	3,292
Gain on disposal of assets	—	(6)	—	—	—	(6)
Write-off of bad debt	—	—	4,874	—	—	4,874
Deferred income taxes	—	12,605	—	—	—	12,605
Equity income in subsidiaries	(21,058)	(5,028)	—	—	26,086	—
Minority ownership loss	—	(200)	—	—	—	(200)
Stock-based compensation	—	6,697	—	—	—	6,697
Changes in operating assets and liabilities:
Settlement receivables	—	(1,856)	—	(42)	1,739	(159)
Receivables other, net	—	(11,767)	(10,826)	1,355	16,762	(4,476)
Prepaid and other assets	—	(629)	(54)	12	—	(671)
Settlement liabilities	—	357	—	91	—	448
Accounts payable	—	5,875	(22)	(52)	—	5,801
Accrued expenses	—	11,215	3,345	1,724	(18,501)	(2,217)

Net cash provided by operating activities	—	46,889	2,262	3,360	—	52,511

* Eliminations include intercompany investments and management fees	(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	$—	$(11,185)	$(30)	$(59)	$—	$(11,274)
Purchase of other intangibles	—	(703)	(562)	(105)	—	(1,370)
Investments in subsidiaries	(1,370)	(1,361)	—	—	2,731	—

Net cash used in investing activities	(1,370)	(13,249)	(592)	(164)	2,731	(12,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(6,931)	—	—	—	(6,931)
Debt issuance costs	—	(139)	—	—	—	(139)
Exercise of stock options	1,370	—	—	—	—	1,370
Minority capital contributions	—	—	—	—	240	240
Capital contributions	—	1,371	1,000	600	(2,971)	—

Net cash provided by (used in) financing activities	1,370	(5,699)	1,000	600	(2,731)	(5,460)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(520)	—	147	—	(373)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	27,421	2,670	3,943	—	34,034
CASH AND CASH EQUIVALENTS—Beginning of period	—	32,237	276	2,610	—	35,123

CASH AND CASH EQUIVALENTS—End of period	$—	$59,658	$2,946	$6,553	$—	$69,157

* Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,469	$18,469	$3,248	$89	$(21,806)	$18,469
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	1,494	—	—	—	1,494
Amortization of intangibles	—	3,832	73	21	—	3,926
Depreciation	—	5,602	1	16	—	5,619
Loss (gain) on sale or disposal of assets	—	45	—	—	—	45
Write-off of bad debt	—	1,100	—	—	—	1,100
Deferred income taxes	—	8,779	—	583	—	9,362
Equity (income) loss	(18,469)	(3,337)	—	—	21,806	—
Minority ownership loss	—	(156)	—	—	—	(156)
Changes in operating assets and liabilities:
Settlement receivables	—	11,081	—	215	—	11,296
Receivables other, net	(1,138)	(2,320)	(2,904)	(7)	4,661	(1,708)
Prepaid and other assets	—	(1,928)	(2)	(11)	—	(1,941)
Settlement liabilities	—	(21,728)	—	(357)	—	(22,085)
Accounts payable	—	(109)	(356)	35	—	(430)
Accrued expenses	—	1,697	55	339	(4,661)	(2,570)

Net cash provided by (used in) operating activities	(1,138)	22,521	115	923	—	22,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	—	(4,225)	(4)	(116)	—	(4,345)
Purchase of other intangibles	—	(10,286)	(183)	(196)	—	(10,665)
Investments in subsidiaries	(116,742)	(700)	—	—	117,442	—

Net cash used in investing activities	(116,742)	(15,211)	(187)	(312)	117,442	(15,010)

* Eliminations include intercompany investments and management fees	(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(37,072)	—	—	—	(37,072)
Debt issuance costs	—	(132)	—	—	—	(132)
Proceeds from equity offering	117,180		—	—	—	117,180
Minority capital contributions	—	280	—	—	—	280
Capital contributions	—	116,742	—	700	(117,442)	—

Net cash (used in) provided by financing activities	117,180	79,818	—	700	(117,442)	80,256

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(91)	—	119	—	28

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(700)	87,037	(72)	1,430	—	87,695
CASH AND CASH EQUIVALENTS—Beginning of period	700	45,037	662	3,178	—	49,577

CASH AND CASH EQUIVALENTS—End of period	$—	$132,074	$590	$4,608	$—	$137,272

* Eliminations include intercompany investments and management fees

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of the foregoing and similar expressions regarding beliefs, plans, expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: in Part I, Item 1, (1) our belief that disclosures are adequate to make the information presented not misleading; (2) our expectation that SAB No. 108 will not impact the Company’s Consolidated Financial Statements; (3) our belief that transactions performed in Canada are specifically exempted by the ETA and therefore not taxable for purposes of the Canadian GST; (4) our opinion that all of the issues raised by the card associations will be resolved in the ordinary course of business and that related changes to the bankcard transaction processing will not result in a material adverse impact on us; (5) our opinion that the final resolution of pending or threatened litigation in the aggregate is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position; (6) our belief that we were in compliance with all of our debt covenants that were applicable as of September 30, 2006; (7) our expectations relevant to the vesting of our stock options and our restricted stock and the recognition of those cost on a straight-line basis over a weighted average period of 2.3 years and 3.3 years, respectively; in Part I, Item 2, (8) statements regarding our recognition and enjoyment of a net tax asset in connection with our conversion to a taxable corporate entity and the pro forma effect of such conversion; (9) our expectation that commissions, interchange and warranty expenses will continue to increase, and that, in the balance of 2006, cost of revenues (excluding depreciation and amortization) will increase at a rate faster than revenues; (10) our estimate that the effective tax rate for 2006 will be 37.9% for the purposes of determining the provision for income taxes; (11) our intention to use our revolving credit facility to provide ongoing working capital and for other general corporate purposes; (12) our belief that borrowings under our secured credit facilities, together with our anticipated operating cash flows, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on the Notes and under our senior secured credit facility for the next twelve months and for the foreseeable future; (13) our plan, if necessary, to seek additional financing through bank borrowings or public or private debt or equity financings; (14) our belief that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations; and in Part I, Item 3, (15) our expectation that we will continue to pay interest on borrowings under our senior secured credit facilities based on LIBOR of various maturities.
Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: (1) unanticipated changes in standards and reporting requirements that would result in the inadequacy of our disclosures; (2) unanticipated changes in accounting practices that may result in SAB No. 108 impacting upon the Company’s Consolidated Financial Statements; (3) our inability to predict the CRA’s ultimate disposition of liability for the disputed rebate claim; (4) our inability to predict the severity of issues raised by card associations, our limited ability to make changes to the bankcard transaction processing, and our reliance on third parties for bankcard transaction processing; (5) the uncertainty of the outcome of any pending or threatened litigation; (6) our inability to satisfy conditions precedent of our debt covenants; (7) our inability to control the cessation of employment of recipients of our stock options and our restricted stock; (8) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (9) our inability to control interchange rates and our ability to offer gaming establishments incentives other than increased commission rates and unanticipated cost savings or larger than anticipated revenue increases due to market expansion, competitive success or otherwise; (10) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our deferred tax asset; (11) our inability to use our revolving credit facility to provide ongoing working capital and for other general corporate purposes; (12) unanticipated needs for working capital, capital expenditures, our inability to satisfy conditions precedent to our ability to borrow additional funds under our senior secured credit facilities or our failure to accurately estimate our operating cash flows as a result of competitive pressures or otherwise; (13) our inability to obtain additional financings through bank borrowings or debt or equity financing at all or on terms that are favorable to us; (14) unanticipated loss of or damage to our equipment or the need to replace our equipment as a result of unanticipated obsolescence, regulatory changes or otherwise; and (15) unanticipated interest as a result of interest based upon rates other than LIBOR of various maturities.

We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also review the cautionary statements and discussion of the risks of our business set forth elsewhere herein under the heading “Risk Factors” under Part II, Item 1A and our other filings with the Securities and Exchange Commission (“SEC”), including our Registration Statement on Form S-1 (No. 333-133996) filed on May 24, 2006 and our Current Reports on Form 8-K.
Overview
We are a provider of cash access products and related services to the gaming industry in the United States, the United Kingdom, Canada, the Caribbean, Switzerland and Belgium. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including ATM cash withdrawals, credit card cash advances, point-of-sale debit cash advances, check cashing and money transfers. Commencing in the third quarter of 2006, the Company, through Arriva, began offering a private-label revolving credit card aimed at consumers who perform cash advance transactions in gaming establishments. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments.
We began our operations as a Delaware limited liability company owned by M&C International and entities affiliated with Bank of America Corporation and First Data Corporation in July 1998. In September 2000, Bank of America Corporation sold its entire ownership interest in us to M&C International and First Data Corporation. In March 2004, Global Cash Access, LLC issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”) and borrowed $260 million under senior secured credit facilities. Global Cash Access Holdings, LLC was formed to hold all of the outstanding capital stock of Global Cash Access, Inc. and to guarantee the obligations under the senior secured credit facilities. A substantial portion of the proceeds of these senior subordinated notes and senior secured credit facilities were used to redeem all of First Data Corporation’s interest in us and a portion of M&C International’s interest in us through a recapitalization (the “Recapitalization”), in which Bank of America Corporation reacquired an ownership interest in us. In May 2004, we completed a private equity restructuring (the “Private Equity Restructuring”) in which M&C International sold a portion of its ownership interest in us to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a Delaware corporation. In September 2005, Holdings completed an initial public offering of common stock. In connection with that offering, the various equity securities of Holdings that had been outstanding prior to the offering were converted into common stock. In addition, Holdings became a guarantor, on a subordinated basis, of GCA’s senior subordinated notes.
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

Three months ended September 30, 2006 compared to three months ended September 30, 2005
The following table sets forth the unaudited condensed consolidated results of operations for the three months ended (dollars in thousands):

	Three Months Ended
	September 30, 2006		September 30, 2005
	$	%	$	%
REVENUES:
Cash advance	$75,877	53.1%	$60,298	51.7%
ATM	57,498	40.3%	46,572	39.9%
Check services	7,174	5.0%	7,088	6.1%
Central Credit and other revenues	2,303	1.6%	2,637	2.3%

Total revenues	142,852	100.0%	116,595	100.0%
Cost of revenues (exclusive of depreciation and amortization)	(102,830)	(72.0)%	(81,168)	(69.6)%
Operating expenses	(15,384)	(10.8)%	(14,255)	(12.2)%
Amortization	(1,297)	(0.9)%	(1,267)	(1.1)%
Depreciation	(1,178)	(0.8)%	(1,735)	(1.5)%

OPERATING INCOME	22,163	15.5%	18,170	15.6%

INTEREST INCOME (EXPENSE), NET
Interest income	1,155	0.8%	368	0.3%
Interest expense	(10,914)	(7.6)%	(11,651)	(10.0)%

Total interest income (expense), net	(9,759)	(6.8)%	(11,283)	(9.7)%

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	12,404	8.7%	6,887	5.9%
INCOME TAX PROVISION	(4,643)	(3.3)%	(2,441)	(2.1)%

INCOME BEFORE MINORITY OWNERSHIP LOSS	7,761	5.4%	4,446	3.8%
MINORITY OWNERSHIP LOSS, net of tax	54	0.0%	40	0.0%

NET INCOME	$7,815	5.5%	$4,486	3.8%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$1.5		$1.2
ATM	3.2		2.5
Check warranty	$0.3		$0.3
Number of transactions completed (in millions):
Cash advance	2.7		2.2
ATM	17.9		14.9
Check warranty	1.3		1.2

Total Revenues
Total revenues for the quarter ended September 30, 2006 were $142.8 million, an increase of $26.3 million, or 22.5%, as compared to the quarter ended September 30, 2005.
The increase in revenues from the third quarter of 2005 to the third quarter of 2006 was primarily due to the reasons described below.
Cash Advance. Cash advance revenue for the quarter ended September 30, 2006 was $75.9 million, an increase of $15.6 million, or 25.8%, as compared to the quarter ended September 30, 2005. The total amount of cash disbursed increased 28.2% from $1.2 billion to $1.5 billion and the number of transactions completed increased 21.9% from 2.2 million to 2.7 million. Revenue per cash advance transaction increased 3.2% from $26.86 to $27.72.
ATM. ATM revenue for the quarter ended September 30, 2006 was $57.5 million, an increase of $10.9 million, or 23.5%, as compared to the quarter ended September 30, 2005. The increase was primarily attributable to a 20.0% increase in the number of transactions from 14.9 million to 17.9 million. Revenue per ATM transaction increased 2.9% from $3.12 to $3.21. There was a 26.0% increase in the total amount of cash disbursed from $2.5 billion to $3.2 billion.
Check Services. Check services revenue for the quarter ended September 30, 2006 was $7.2 million, an increase of $0.1 million, or 1.2%, as compared to the quarter ended September 30, 2005. The face amount of checks warranted increased 12.5% from $302.8 million to $340.6 million. The number of checks warranted increased 5.4% from 1.2 million to 1.3 million, while the average face amount per check warranted increased from $247.62 to $264.18. Check warranty revenue as a percent of face amount warranted was 2.01% in the 2006 quarter as compared to 2.19% for the quarter ended September 30, 2005, and revenue per check warranty transaction decreased 2.0% from $5.42 to $5.31.
Central Credit and Other. Central Credit and other revenues for the quarter ended September 30, 2006, were $2.3 million, a decrease of $0.3 million, or 12.7%, from $2.6 million in the quarter ended September 30, 2005.
Costs and Expenses
Cost of Revenues (Exclusive of Depreciation and Amortization). Cost of revenues (exclusive of depreciation and amortization) increased 26.7% from $81.2 million to $102.8 million. The largest component of cost of revenues (exclusive of depreciation and amortization) is commissions, which increased 25.8% in the 2006 quarter as contracts were signed or renewed at higher commission rates than experienced in the 2005 quarter. The second-largest component of cost of revenues (exclusive of depreciation and amortization) is interchange expense, which increased 31.1%. The third major component of cost of revenues (exclusive of depreciation and amortization) is warranty expenses which increased 9.5%. We expect that commissions, interchange and warranty expenses will continue to increase, and we expect that for the fourth quarter of 2006 cost of revenues (exclusive of depreciation and amortization) will increase at a rate faster than revenues.
Operating Expenses. Operating expenses for the quarter ended September 30, 2006 were $15.4 million, an increase of $1.1 million or 7.9%, as compared to the quarter ended September 30, 2005. Operating expenses in the 2006 quarter included $2.4 million in non-cash compensation expenses related to our adoption of SFAS No. 123(R), Share-Based Payment, for equity awards issued to our employees. This increase in operating expenses in the 2006 quarter was offset by a net reduction of $1.1 million in other operating expenses. While payroll and related benefits and taxes has increased $0.6 million from the comparable quarter in 2005 from the addition of several employees as the infrastructure of the organization has been expanded to meet the new demands of operating as a stand alone public entity, legal expense has decreased by $0.8 million from the reduced external legal costs from the settlement of our 3-in-1 rollover patent infringement litigation settlement. Additionally, in the 2005 quarter we had recorded bad debt expense of $1.1 million from the write-off of a receivable from one of our check service providers.

Depreciation and Amortization. Depreciation expense for the quarter ended September 30, 2006 was $1.2 million, a decrease of $0.6 million, or 32.1% compared to the 2005 quarter. The decrease in depreciation expense is principally related to equipment acquired in a 2001 acquisition becoming fully depreciated but remaining in service. Amortization expense, which relates principally to computer software, customer contracts and our 3-in-1 rollover patent, remained relatively the same at $1.3 million for both quarterly periods.
Primarily as a result of the factors described above, operating income for the quarter ended September 30, 2006 was $22.2 million, an increase of $4.0 million, or 22.0%, as compared to the quarter ended September 30, 2005.
Interest Income (Expense), Net. Interest income was $1.2 million in the third quarter of 2006, an increase of 213.9% from the third quarter of 2005, due primarily to higher average cash balances and higher interest rates in the third quarter of 2006.
Interest expense for the quarter ended September 30, 2006, was $10.9 million, a decrease of $0.7 million, or 6.3%, as compared to the quarter ended September 30, 2005. Higher interest rates on our senior secured credit facilities were offset by lower average borrowings in the third quarter of 2006. Interest expense on borrowings (including amortization of deferred financing costs) was $6.8 million in the 2006 quarter as compared to $8.8 million in the 2005 quarter. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $4.1 million in the third quarter of 2006 as compared to $2.8 million in the same quarter of 2005. This increase was a result of an increase in the average amount of outstanding ATM cash from $288.5 million in the third quarter of 2005 to $286.5 million in the third quarter of 2006 and an increase in the effective interest rate for the quarter from 3.9% to 5.7% for the same periods, respectively.
Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $12.4 million for the quarter ended September 30, 2006, an increase of $5.5 million, or 80.1%, as compared to the 2005 quarter.
Income Tax. The provision for income taxes in the third quarter of 2006 represents our estimate of the effective tax rate for the full year of 37.9%. This rate is higher than the effective rate in the same period in 2005. The higher expected rate in 2006 results principally from i) the non-deductible income tax treatment of certain components of the non-cash compensation expense related to incentive stock options granted to employees which we commenced expensing in 2006 pursuant to the adoption of FAS 123(R) and ii) the non-deductibility of the secondary stock offering costs paid on behalf of certain of our shareholders in the third quarter of 2006. Due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the third quarter of 2006 will be substantially lower than the provision.
Primarily as a result of the foregoing, income before minority ownership loss was $7.8 million for the quarter ended September 30, 2006, an increase of $3.3 million, or 74.6%, as compared to the 2005 quarter.
Minority Ownership Loss, Net of Tax. Minority ownership loss, net of tax attributable to Innovative Funds Transfer, LLC (“IFT”) for the quarter ended September 30, 2006 was $54 thousand as compared to $40 thousand in the comparable period of 2005. On July 27, 2006, QuikPlay, LLC changed its name to Innovative Funds Transfer, LLC.
Primarily as a result of the foregoing, net income was $7.8 million for the quarter ended September 30, 2006, an increase of $3.3 million as compared to the 2005 quarter.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
The following table sets forth the unaudited condensed consolidated results of operations for the nine months ended (dollars in thousands):

	Nine Months Ended
	September 30, 2006		September 30, 2005
	$	%	$	%
REVENUES:
Cash advance	$212,075	52.2%	$175,009	51.7%
ATM	165,243	40.7%	135,561	40.0%
Check services	21,878	5.4%	20,131	5.9%
Central Credit and other revenues	7,067	1.7%	8,020	2.4%

Total revenues	406,263	100.0%	338,721	100.0%
Cost of revenues (exclusive of depreciation and amortization)	(288,473)	(71.0)%	(229,620)	(67.8)%
Operating expenses	(47,310)	(11.6)%	(38,556)	(11.4)%
Amortization	(4,183)	(1.0)%	(3,926)	(1.2)%
Depreciation	(3,292)	(0.8)%	(5,619)	(1.7)%

OPERATING INCOME	63,005	15.5%	61,000	18.0%

INTEREST INCOME (EXPENSE), NET
Interest income	2,579	0.6%	1,001	0.3%
Interest expense	(31,863)	(7.8)%	(33,411)	(9.9)%

Total interest income (expense), net	(29,284)	(7.2)%	(32,410)	(9.6)%

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	33,721	8.3%	28,590	8.4%
INCOME TAX PROVISION	(12,791)	(3.1)%	(10,221)	(3.0)%

INCOME BEFORE MINORITY OWNERSHIP LOSS	20,930	5.2%	18,369	5.4%
MINORITY OWNERSHIP LOSS, net of tax	128	0.0%	100	0.0%

NET INCOME	$21,058	5.2%	$18,469	5.5%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$4.2		$3.5
ATM	9.1		7.3
Check warranty	$1.0		$0.8
Number of transactions completed (in millions):
Cash advance	7.8		6.8
ATM	51.6		44.0
Check warranty	3.8		3.5

Total Revenues
Total revenues for the nine months ended September 30, 2006 were $406.3 million, an increase of $67.5 million, or 19.9%, as compared to the nine months ended September 30, 2005.
The increase in revenues from the nine month period of 2005 to the comparable period of 2006 was primarily due to the reasons described below.
Cash Advance. Cash advance revenue for the nine months ended September 30, 2006 was $212.1 million, an increase of $37.1 million, or 21.2%, as compared to the nine months ended September 30, 2005. The total amount of cash disbursed increased 22.5% from $3.46 billion to $4.23 billion and the number of transactions completed increased 14.2% from 6.8 million to 7.8 million. Revenue per cash advance transaction increased 6.1% from $25.63 to $27.19.
ATM. ATM revenue for the nine months ended September 30, 2006 was $165.2 million, an increase of $29.7 million, or 21.9%, as compared to the nine months ended September 30, 2005. The increase was primarily attributable to a 17.2% increase in the number of transactions from 44.0 million to 51.6 million. Revenue per ATM transaction increased 3.9% from $3.08 to $3.20. There was a 24.4% increase in the total amount of cash disbursed from $7.3 billion to $9.1 billion.
Check Services. Check services revenue for the nine months ended September 30, 2006 was $21.9 million, an increase of $1.7 million, or 8.7%, as compared to the nine months ended September 30, 2005. The face amount of checks warranted increased 19.3% from $840.2 million to $1.0 billion. The number of checks warranted increased 8.7% from 3.5 million to 3.8 million, while the average face amount per check warranted increased from $238.16 to $261.29. Check warranty revenue as a percent of face amount warranted was 2.08% in the nine months ended September 30, 2006 as compared to 2.26% for the nine months ended September 30, 2005, and revenue per check warranty transaction increased 0.9% from $5.38 to $5.43.
Central Credit and Other. Central Credit and other revenues for the nine months ended September 30, 2006, were $7.1 million, a decrease of $1.0 million, or 11.9%, from $8.0 million in the nine months ended September 30, 2005.
Costs and Expenses
Cost of Revenues (Exclusive of Depreciation and Amortization). Cost of revenues (exclusive of depreciation and amortization) increased 25.6% from $229.6 million to $288.5 million. The largest component of cost of revenues (exclusive of depreciation and amortization) is commissions, which increased 26.1% in the 2006 period as contracts were signed or renewed at higher commission rates than experienced in the comparable period of 2005. The second-largest component of cost of revenues (exclusive of depreciation and amortization) is interchange; interchange expense increased 26.3%. The third major component of cost of revenues (exclusive of depreciation and amortization) is warranty expense. Warranty expense increased 18.0%. We expect that commissions, interchange and warranty expenses will continue to increase, and we expect that for the rest of 2006 cost of revenues (exclusive of depreciation and amortization) will increase at a rate faster than revenues.
Operating Expenses. Operating expenses for the nine months ended September 30, 2006 were $47.3 million, an increase of $8.8 million or 22.7%, as compared to the nine months ended September 30, 2005. Operating expenses in the nine months ended September 30, 2006 included $6.7 million in non-cash compensation expenses related to our adoption of SFAS No. 123(R), Share-Based Payment, for equity awards issued to our employees. The additional increase in operating expenses in the 2006 period is primarily attributable to increased payroll and related benefits and taxes from the addition of several employees as the infrastructure of the organization has been expanded to meet the new demands of operating as a stand alone public entity. The Company also recognized expense of $0.7 million for charges incurred in connection with the secondary offering of common stock on behalf of certain shareholders, and $0.2 million in charges related to settlement of litigation with a former customer.

Depreciation and Amortization. Depreciation expense for the nine months ended September 30, 2006 was $3.3 million, a decrease of $2.3 million or 41.4% compared to the 2005 period. The decrease in depreciation expense is principally related to equipment acquired in a 2001 acquisition becoming fully depreciated in the third quarter of 2005 but remaining in service. Amortization expense, which relates principally to computer software, customer contracts and our 3-in-1 rollover patent, increased from $3.9 million to $4.2 million, as a result of the acquisition of our 3-in-1 rollover patent in the third quarter of FY 2005.
Primarily as a result of the factors described above, operating income for the nine months ended September 30, 2006 was $63.0 million, an increase of $2.0 million, or 3.3%, as compared to the nine months ended September 30, 2005.
Interest Income (Expense), Net. Interest income was $2.6 million in the nine month period of 2006, an increase of 157.6% from the same period of 2005, due primarily to higher average cash balances and higher interest rates in the nine month period of 2006.
Interest expense for the nine months ended September 30, 2006, was $31.9 million, a decrease of $1.5 million, or 4.6%, as compared to the nine months ended September 30, 2005. Higher interest rates on our senior secured credit facilities were offset by lower average borrowings in the nine month period of 2006. Interest expense on borrowings (including amortization of deferred financing costs) was $20.2 million in the 2006 period as compared to $26.4 million in the comparable period of 2005. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $11.6 million in the nine month period of 2006 as compared to $7.1 million in the same period of 2005. This increase was a result of an increase in the average amount of outstanding ATM cash from $275.6 million in the nine month period of 2005 to $291.0 million in the comparable period of 2006 and an increase in the effective interest rate from 3.4% to 5.3% for the same periods, respectively.
Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $33.7 million for the nine months ended September 30, 2006, an increase of $5.1 million, or 17.9%, as compared to the 2005 period.
Income Tax. The provision for income taxes in the nine months ended September 30, 2006 represents our estimate of the effective tax rate for the full year of 37.9%. This rate is higher than the effective rate in the same period in 2005. The higher expected rate in 2006 results principally from i) the non-deductible income tax treatment of certain components of the non-cash compensation expense related to incentive stock options granted to employees which we commenced expensing in 2006 pursuant to the adoption of FAS 123(R) and ii) the non-deductibility of the secondary stock offering costs paid on behalf of certain of our shareholders in Q2 2006. Due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the nine month period of 2006 will be substantially lower than the provision.
Primarily as a result of the foregoing, income before minority ownership loss was $20.9 million for the nine months ended September 30, 2006, an increase of $2.6 million, or 13.9%, as compared to the 2005 period.
Minority Ownership Loss, Net of Tax. Minority ownership loss, net of tax attributable to IFT for the nine months ended September 30, 2006 was $128 thousand as compared to $100 thousand in the comparable period of 2005.
Primarily as a result of the foregoing, net income was $21.1 million for the nine months ended September 30, 2006, an increase of $2.6 million as compared to the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2006 and 2005, respectively (amounts in thousands):

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Net cash provided by operating activities	$52,511	$22,421
Net cash used in investing activities	(12,644)	(15,010)
Net cash (used in) provided by financing activities	(5,460)	80,256
Net effect of exchange rate changes on cash and cash equivalents	(373)	28

Net increase in cash and cash equivalents	34,034	87,695
Cash and cash equivalents, beginning of period	35,123	49,577

Cash and cash equivalents, end of period	$69,157	$137,272

Our principal source of liquidity is cash flows from operating activities, which were $52.5 million and $22.4 million for the nine months ended September 30, 2006 and 2005, respectively. Our cash from operating activities was greater than in the first nine months of 2006 when compared to 2005. Net income for the nine months ended September 30, 2006 contributed $2.6 million of the increase. Changes in settlement receivables and settlement payables account for $11.1 million of the change, while $6.7 million is the result of non-cash stock based compensation. Additionally, accrual of warranty expense reserves related to our Central check cashing product accounted for $3.7 million of increase, while $3.2 million is the result of changes in the deferred income tax asset included in the nine months of 2006 that were not present in the comparable period of 2005.
Net cash used in investing activities totaled $12.6 million and $15.0 million for the nine months ended September 30, 2006 and 2005, respectively. Included in net cash used in investing activities for the nine months ended September 30, 2006 and 2005, respectively, were funds spent on purchased software and software development in the amounts of $1.2 million and $0.5 million and funds spent on the procurement of cash access equipment, computer and other hardware in the amounts of $11.3 million and $4.3 million. Additionally, in 2005 we spent $10.0 million to acquire the 3-in-1 rollover patent. We have met our capital requirements to date through cash flows from operating activities.
Net cash used in financing activities was $5.5 million compared to $80.3 million of cash provided for the nine months ended September 30, 2006 and 2005, respectively. In the nine months ended September 30, 2005, we initiated an initial public offering of our common stock that resulted in net proceeds, after underwriting discounts and commissions, of $117.2 million. In the nine months ended September 30, 2006 and 2005, we repaid $6.9 million and $37.1 million of principal on our credit facilities. In the nine months ended September 30, 2006 and 2005, the net cash used also includes payments for debt issuance costs of $0.1 million for both periods. Cash provided by financing activities includes $0.2 million and $0.3 million in capital contributions to IFT from our minority investor in the nine months ended September 30, 2006 and 2005, respectively. Additionally, in the first nine months of 2006 we obtained proceeds from the exercising of employee options under our equity compensation programs totaling $1.4 million.

Indebtedness
On March 10, 2004 we entered into senior secured credit facilities arranged by Banc of America Securities LLC, with Bank of America, N.A. as administrative agent, in an aggregate principal amount of $280.0 million, consisting of a five-year revolving credit facility of $20.0 million and a nine-year term loan facility of $260.0 million. The revolving credit facility may be used to provide ongoing working capital and for other general corporate purposes. Amounts available under this revolving credit were reduced by $3.1 million of letters of credit outstanding at September 30, 2006. The terms of our senior secured credit facilities require that a significant portion of our excess cash flow be devoted to reducing amounts outstanding under these facilities. Under the terms of our senior secured credit facilities we are required to maintain financial covenants related to our leverage ratio, senior leverage ratio and fixed charge cover ratio. Additionally, we have a covenant related to our allowable capital expenditures. We believe we were in compliance with all of our debt covenants that were applicable as of September 30, 2006.
On April 14, 2005, we entered into an Amended and Restated Credit Agreement (the “First Amended and Restated Credit Agreement”) pursuant to which some of the terms in our original senior secured credit facility was modified. These modifications provided for the reduction in the Applicable Margin if our credit rating was upgraded and our leverage ratio was below certain thresholds. In April 2006, the Applicable Margin over the London InterBank Offered Rate (“LIBOR”) on which our interest expense is based, was reduced from 225 basis points to 175 basis points.
On November 1, 2006, GCA and Holdings entered into a Second Amended and Restated Credit Agreement with certain lenders, Bank of America, N.A., as Administrative Agent and Wachovia Bank, N.A., as Syndication Agent (the “Second Amended and Restated Credit Agreement”), which amended and restated the terms of the First Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement amended and restated the terms of GCA’s existing senior secured credit facilities to provide for a $100.0 million term loan facility and a $100.0 million five-year revolving credit facility, with a $25.0 million letter of credit sublimit and a $5.0 million swingline loan sublimit. The Second Amended and Restated Credit Agreement also contains an increase option permitting GCA to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $150.0 million in additional term loan or revolving credit commitments.
The Second Amended and Restated Credit Agreement significantly amended and restated the terms of the First Amended and Restated Credit Agreement to, among other things, reduce the rate at which interest accrues on certain borrowings under the senior secured credit facilities and modify certain other terms, conditions, provisions and covenants in connection with the senior secured credit facilities.
Principal, together with accrued interest, is due on the maturity date, November 1, 2011. GCA may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to certain qualifications set forth in the Second Amended and Restated Credit Agreement. Furthermore, the Second Amended and Restated Credit Agreement contains mandatory prepayment provisions which, under certain circumstances, obligate GCA to apply defined portions of its cash flow to prepayment of the senior secured credit facilities.
Pursuant to the Second Amended and Restated Credit Agreement, the senior secured credit facilities continue to be secured by substantially all of the assets of the Company, GCA and GCA’s wholly-owned domestic subsidiaries other than Arriva, and will continue to be guaranteed by the Company and all of GCA’s wholly-owned domestic subsidiaries other than Arriva.
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults, which are subject to important exceptions and qualifications, as set forth in the Second Amended and Restated Credit Agreement.
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

Other Liquidity Needs and Resources
Bank of America, N.A. supplies us with currency needed for normal operating requirements of our ATMs pursuant to the Amendment of the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR increases. As of September 30, 2006, the rate in effect, inclusive of the 25 basis points margin, was 5.7%, and the currency supplied by Bank of America, N.A. pursuant to this agreement was $311.1 million.
We need supplies of cash to support our foreign operations that involve the dispensing of currency. For some foreign jurisdictions, applicable law and cross-border treaties allow us to transfer funds between our domestic and foreign operations efficiently. The income from the United Kingdom branch operation is taxed as earned in the United States and United Kingdom. This double taxation is removed through tax treaty and the subsequent use of the United States foreign tax credit. As a result, transfer of funds between our domestic and United Kingdom operations can be handled efficiently with no restrictive repatriation considerations.
For other foreign jurisdictions, we must rely on the supply of cash generated by our operations in those foreign jurisdictions, as the costs of repatriation are prohibitive. For example, CashCall, the subsidiary through which we operate in Canada, generates a supply of cash that is sufficient to support its operations, and all cash generated through such operations is retained by CashCall. As we expand our operations into new foreign jurisdictions, we must rely on treaty-favored cross-border transfers of funds, the supply of cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.
Pursuant to the terms of our agreement with IGT, we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of September 30, 2006, we had invested a total of $4.0 million in IFT.
We believe that borrowings available under our senior secured credit facilities, together with our anticipated operating cash flows, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on the Notes and under our senior secured credit facilities for the next 12 months and for the foreseeable future. Although no additional financing is currently contemplated, we may seek, if necessary or otherwise advisable and to the extent permitted under the indenture governing the Notes and the terms of the senior secured credit facilities, additional financing through bank borrowings or public or private debt or equity financings. We cannot ensure that additional financing, if needed, will be available to us, or that, if available, the financing will be on terms favorable to us. The terms of any additional debt or equity financing that we may obtain in the future could impose additional limitations on our operations and/or management structure. We also cannot ensure that the estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.
Off-Balance Sheet Arrangements
Bank of America Amended Treasury Services Agreement — We obtain currency to meet the normal operating requirements of our domestic ATMs and automated cashier machines (“ACM”) pursuant to the Amendment of the Treasury Services Agreement with Bank of America, N.A. Under this agreement, all currency supplied by Bank of America, N.A. remains the sole property of Bank of America, N.A. at all times until it is dispensed, at which time Bank of America, N.A. obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At September 30, 2006, the total currency obtained from Bank of America, N.A. pursuant to this agreement was $311.1 million. Because Bank of America, N.A. obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America, N.A. for cash usage pursuant to the Amendment of the Treasury Services Agreement are reflected as interest expense in our financial statements. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

Senior Secured Credit Facility — As of September 30, 2006, we have $3.0 million in standby letters of credit outstanding as a collateral security for First Data Corporation related to a Sponsorship Indemnification Agreement whereby First Data agreed to continue their guarantee of performance for us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable Visa and MasterCard rules. GCA has agreed to indemnify First Data Corporation and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. Additionally, we had $0.1 million in standby letters of credit issued and outstanding as collateral on surety bonds for certain licenses held related to our Nevada check cashing licenses.
Arriva Card, Inc. — Pursuant to the Receivables Sale Agreement and the Revolving Loan Product Program Agreement entered into in March 2006 between CIT and Arriva, CIT became the legal issuer of the Arriva Cards marketed by Arriva. The Arriva Card is a private-label revolving credit card that provides gaming patrons with access to credit in gaming establishments.
When a customer uses the Arriva Card for a transaction, CIT extends credit to the patron for the face amount of transaction and the fee charged and acquires the receivable from the customer. Arriva is entitled to receive all fees and interest income associated with the receivable. The other fees are included within other revenues in the condensed consolidated statements of income and the receivables from the patrons for this revenue is recorded as part of receivables other, net in the condensed consolidated balance sheets.
As of September 30, 2006, CIT had $3.3 million in outstanding patron receivables from originated transactions performed on Arriva Cards. Arriva has the option to purchase the originated receivable from CIT at any time between three and 180 days (the “Holding Period”) from the date CIT acquires the receivable. CIT has the right to require Arriva to purchase any receivables that have a first payment default, cardholder death or bankruptcy during the first 180 days from acquisition, and CIT will require Arriva to purchase the net amount of all such receivables 180 days after acquisition. For the three and nine months ended September 30, 2006, Arriva has not purchased or been required to purchase any receivables from CIT. CIT is entitled to receive monthly from Arriva a financing fee based on the average balance of receivables multiplied by an interest rate. The interest rate is computed based upon the Holding Period. As of September 30, 2006, the interest is determined as the as the one-month the London InterBank Offered Rate (“LIBOR”) plus 225 basis points, or approximately 7.6%.
Additionally, Arriva is required to pay CIT an origination fee for the extension of credit on receivables. This origination fee is computed as the principal amount of the extension of credit multiplied by 0.25%. In the first year of the program Arriva is committed to paying $100 thousand in minimum origination fees. In each subsequent year, this minimum origination fee is increased to $200 thousand.
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
Critical Accounting Policies
The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. There were no newly identified significant accounting estimates in the three and nine months ended September 30, 2006, nor were there any material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K (No. 001-32622) filed on March 23, 2006.

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
Bank of America, N.A. supplies us with currency needed for normal operating requirements of our domestic ATMs and ACMs pursuant to the Amendment of the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR rate increases. As of September 30, 2006, the rate in effect, inclusive of the 25 basis points margin, was 5.7% and the currency supplied by Bank of America, N.A. pursuant to this agreement was $311.1 million. Based upon the average outstanding amount of currency to be supplied by Bank of America, N.A. pursuant to this agreement during the first nine months of 2006, which was $291.0 million, each 1% increase in the applicable LIBOR rate would have a $2.9 million impact on income before taxes and minority ownership loss over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. Our interest expense on these credit facilities is the applicable LIBOR plus a margin of 175 basis points for the term loan portion and LIBOR plus 175 basis points for the revolving credit portion. At September 30, 2006, we had $0 drawn under the revolving credit portion and we had $161.7 million outstanding under the term loan portion at an interest rate, including the margin, of 7.1%. Based upon the outstanding balance on the term loan of $161.7 million on September 30, 2006, each 1% increase in the applicable LIBOR would add an additional $1.6 million of interest expense over a 12-month period.
Under terms of the Second Amended and Restated Credit Agreement that we entered into in November 2006, our interest expense is the applicable LIBOR plus a margin of 137.5 basis points for the term loan portion and LIBOR plus 137.5 basis points for the revolving credit portion.

ITEM 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. However, based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by the SEC in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting (as defined by the SEC in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On October 22, 2004, we and USA Payments, as co-plaintiffs, filed a complaint in United States District Court, District of Nevada against U.S. Bancorp d/b/a U.S. Bank, Certegy Inc., Certegy Check Services, Inc., Game Financial Corporation and GameCash, Inc. alleging the infringement of the patented “3-in-1 rollover” functionality. In this litigation, we were seeking an injunction against future infringement of the patent and recovery of damages as a result of past infringement of the patent. Effective August 31, 2006, all ongoing lawsuits between us, U.S. Bancorp d/b/a U.S. Bank, Certegy Inc., Certegy Check Services, Inc., Game Financial Corporation and GameCash, Inc. were settled. The parties entered into a confidential Settlement and Patent License Agreement and Release, whereby no party is obligated to pay money to resolve the claims or counterclaims.
In March 2006 and thereafter, we were named as a defendant in actions commenced by the subsidiaries of a former customer alleging commissions were owed following the expiration of our agreements with such subsidiaries. In July 2006, we settled all of the claims with an aggregate payment of $200,000 to the subsidiaries and these actions were dismissed with prejudice. The expense associated with this settlement was recorded in operating expenses in the second quarter of 2006.
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
Substantially all of the risk factors set forth below have been updated and modified from prior versions of these risk factors set forth in our Annual Report on Form 10-K for the period ended December 31, 2005.
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
In the nine months ended September 30, 2006, our five largest customers, Harrah’s Entertainment, Inc., MGM MIRAGE, Boyd Gaming Corporation, Station Casinos, Inc. and Mohegan Tribal Gaming, accounted for approximately 40.7% of our revenues. In the year ended December 31, 2005, these same properties accounted for 40.6% of our revenues. Our largest customer, Harrah’s Entertainment, Inc. acquired Caesars Entertainment, Inc. in June 2005. The combined entity would have accounted for 17.9% of our revenues for the year ended December 31, 2005 and 18.2% in the nine months ended September 30, 2006. The loss of, or a substantial decrease in revenues from, any one of our top customers could have a material adverse effect on our business and operating results.
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
Under our agreements with NRT Technology Corporation (“NRT”) and Western Money Systems, they are generally prohibited from providing their cash handling services on any device that provides cash access services of other providers. Upon the expiration or termination of our agreements with NRT and Western Money Systems, we may face competition from other providers of cash access services to the extent that NRT or Western Money Systems establishes cooperative relationships with other cash access service providers.
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
We may have to rely on litigation to enforce our intellectual property rights and contractual rights. By pursuing this litigation, we are exposed to the risk that defendants will attempt to invalidate the patent or otherwise limit its scope. If litigation that we initiate is unsuccessful, we may not be able to protect the value of our intellectual property and our business could be adversely affected. In addition, in the litigation we do initiate, the defendants may assert various counterclaims that may subject us to liability. In addition to losing the ability to protect our intellectual property, we may also be liable for damages. We may also face difficulty enforcing our rights in the QuikCash trademark because of the timing and sequence of some of the assignment and renewal actions relating to the trademark.

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
In 2005 and through the first nine months of 2006, a substantial portion of our revenues were derived from transactions subject to the extensive rules and regulations of the leading card associations, Visa International and Visa U.S.A. (“VISA”), and MasterCard International (“MasterCard”). From time to time, we receive correspondence from these card associations regarding our compliance with their rules and regulations. In the ordinary course of our business, we engage in discussions with the card associations, and the bank that sponsors us into the card associations, regarding our compliance with their rules and regulations. The rules and regulations do not expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations. For example, neither of the major card associations has determined that our ability to process credit card cash advance transactions using biometric technology at an unmanned machine and without cashier involvement through our ACM complies with its regulations. One association has allowed us to conduct these transactions as long as we assume chargeback liability for any transaction in which we do not obtain a contemporaneous cardholder signature. To date, we have not seen increased chargebacks on these transactions. However, an increase in the level of chargebacks could have a material adverse effect on our business or results of operations. The other association has allowed us to conduct a limited pilot test. Therefore, patrons still must complete these transactions at the cashier, which is inconvenient to patrons and prevents gaming establishments from realizing potential cashier labor cost savings. As another example, in 2003, one of the major card associations informed our sponsoring bank that authorization requests originating from our systems needed to be encoded to identify our transactions as gambling transactions, even though our services do not directly involve any gambling activity. This resulted in a large number of card issuing banks declining all transactions initiated through our services. We resolved this issue by encoding the authorization requests with an alternative non-gambling indicator that the card association agreed was applicable. As another example, we must continue to comply with the Payment Card Industry (“PCI”) Data Security Standard. These examples only illustrate some of the ways in which the card association rules and regulations have affected us in the past or may affect us in the future; there are many other ways in which these rules and regulations may adversely affect us beyond the examples provided in this document.
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
In both our credit card and POS debit card cash advance businesses, patrons are generally issued a negotiable instrument which is surrendered to the casino in exchange for cash. These are classified by the card associations as “quasi-cash” transactions, and these transactions are identified to the associations as such by the use of a specific Merchant Category Code (“MCC”), which the associations and the issuing banks use as one of the factors they consider in determining whether to authorize such transactions. We have introduced EDITH, a new product that dispenses a bar-coded slot ticket based on a POS debit authorization. It has not yet been determined whether the associations will deem the slot ticket a negotiable instrument or not. If they do not, we may be required to route such transactions using a different MCC, and the use of a different MCC may result in lower approval rates than we experience with quasi-cash transactions. If approval rates for EDITH transactions are lower than approval rates for quasi-cash transactions, casino patrons may be dissuaded from using EDITH, resulting in the failure of our EDITH product to gain commercial acceptance.

We also process transactions involving the use of the Discover Card and the American Express card. The rules and regulations of the proprietary credit card networks that service these cards present risks to us that are similar to those posed by the rules and regulations of VISA and MasterCard.
We have entered the consumer credit business through the provision of a private label credit card through our wholly-owned subsidiary, Arriva Card, Inc. Initially, our credit card will not be part of any existing card association such as the VISA or MasterCard card associations. If, in the future, our card becomes part of a card association we will become subject to additional rules and regulations of these card associations.
Changes in interchange rates and other fees may affect our cost of revenues (exclusive of depreciation and amortization) and net income.
We pay credit card associations fees for services they provide in settling transactions routed through their networks, called interchange fees. In addition, we pay fees to participate in various ATM or POS debit card networks as well as processing fees to process our transactions. The amounts of these interchange fees are fixed by the card associations and networks in their sole discretion, and are subject to increase at any time. VISA and MasterCard both increased applicable interchange fees in April 2006. Also, in 2004, VISA’s Interlink network, through which we process a substantial portion of our POS debit card transactions, materially increased the interchange rates for those transactions. Since that date, the proportion of our POS debit card transactions that are routed on the Interlink network has increased, resulting in a decrease in profitability of our POS debit card business. Many of our contracts enable us to pass through increases in interchange or processing fees to our customers, but competitive pressures might prevent us from passing all or some of these fees through to our customers in the future. To the extent that we are unable to pass through to our customers all or any portion of any increase in interchange or processing fees, our cost of revenues (exclusive of depreciation and amortization) would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our financial condition and operating results.
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
We have a significant amount of indebtedness. As of September 30, 2006, we had total indebtedness of $314.5 million in principal amount (of which $152.8 million consisted of senior subordinated notes and $161.7 million consisted of senior secured debt). Our substantial indebtedness could have important consequences. For example, it:
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
In addition, our senior secured credit facilities and the indenture for our senior subordinated notes contain financial and other restrictive covenants that limit our ability to engage in activities that we may believe to be in our long-term best interests. These restrictions include, among other things, limits on our ability to make investments, pay dividends, incur debt, sell assets, or merge with or acquire another entity. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Certain matters may arise that require us to get waivers or modifications of these covenants. For example, as described more fully below, we may seek to obtain our own money transmitter licenses. These licenses may require us to provide letters of credit or surety bonds in excess of the amounts currently allowed under the credit facilities. We may address these risks by seeking modifications or waivers of our existing agreements, by refinancing those agreements, or both. If we are unable to get these matters waived, modified or refinanced, an event of default could occur, which if not cured or waived, could result in the acceleration of all of our debt.
Our senior secured debt currently bears interest at a rate that is based on the London Interbank Offering Rate (“LIBOR”), and is adjusted periodically to reflect changes in LIBOR. We are therefore exposed the risk of increased interest expense in the event of any increase in LIBOR. The substantial amount of our senior secured debt magnifies this risk.
To service our indebtedness we will require a significant amount of cash, and our ability to generate cash flow depends on many factors beyond our control.
Our ability to generate cash flow from operations depends on general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Due to these factors, it is possible that our business will not generate sufficient cash flow from operations to enable us to pay our indebtedness as it matures and to fund our other liquidity needs. This would cause us to have to borrow money to meet these needs and future borrowing may not be available to us at all or in an amount sufficient to satisfy these needs. In such events, we will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. We could have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt or obtaining additional equity or debt financing or joint venture partners. We may not be able to affect any of these financing strategies on satisfactory terms, if at all. Our failure to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business and our ability to satisfy our obligations with respect to our indebtedness.
The terms of our senior secured debt may require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which will reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes.
Because of our dependence on a few providers, or in some cases one provider, for some of the financial services we offer to patrons, the loss of a provider could have a material adverse effect on our business or our financial performance.
We depend on a few providers, or in some cases one provider, for some of the financial services that we offer to patrons.

Money Order Instruments. We currently rely on Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc. to issue the negotiable instruments that are used to complete credit card cash advance and POS debit card transactions. Most states require a money transmitter license in order to issue the negotiable instruments that are used to complete credit card cash advance and POS debit card transactions. We do not hold any money transmitter licenses, but currently issue negotiable instruments as an agent of Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc., each of whom holds money transmitter licenses. Our current contract with Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc. expires on December 31, 2006. We are negotiating the terms of a new contact with IPS. In addition, we are considering obtaining our own money transmitter licenses. Many of the regulatory authorities that issue money transmitter licenses would require the posting of letters of credit or surety bonds to guaranty our obligations with respect to the negotiable instruments we would issue to gaming establishments to consummate credit card cash advance and POS debit card transactions. To post these letters of credit or surety bonds, we may need to obtain certain amendments or waivers of the terms of our senior secured credit facilities and we may need to partially secure our obligations under our senior subordinated notes. We may not be able to obtain our own money transmitter licenses. If we are unable to obtain such licenses prior to the expiration of our contracts with Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc., we may be unable to complete credit card cash advance and POS debit card transactions, which would have a material adverse effect on our business and financial performance.
Check Warranty Services. We rely on TRS Recovery Services, Inc. (formerly known as TeleCheck Recovery Services, Inc.) (“TeleCheck”), to provide many of the check warranty services that our gaming establishment customers use when cashing patron checks. Unless extended pursuant to its terms, our contract with TeleCheck expires on March 31, 2007 and we are currently negotiating the terms of a new contract with TeleCheck. Unless we and TeleCheck mutually agree to a new contract, we will need to make alternative arrangements for check warranty services. We may not be able to make such alternative arrangements on terms that are as favorable to us as the terms of our contract with TeleCheck, or on any terms at all. In addition, our Central Credit check warranty service, as currently deployed, uses risk analytics provided by third-party providers.
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
Product Development. We rely on our joint venture partner and strategic partners for some of our product development. For example, we are developing cashless gaming products through IFT, our joint venture with IGT. With our strategic partners NRT and Western Money Systems, we have jointly developed and are marketing self-service slot ticket and player point redemption kiosks that incorporate our cash access services. These activities have risks resulting from unproven combinations of disparate products and services, reduced flexibility in making design changes in response to market changes, reduced control over product completion schedules and the risk of disputes with our joint venture partners and strategic partners. In addition, if our cashless gaming products are unsuccessful, we could lose our entire investment in IFT.
Money Transfers. We rely on Western Union Financial Services, Inc. to facilitate money transfers.
Arriva. We rely on CIT and Fiserv for the issuance, underwriting and processing of our private label credit card.

Our contracts with these providers are for varying terms and provide early termination rights in the event of our breach of or the occurrence of an event of default under these contracts. Replacing any of these or other products and services we obtain from third parties could be materially disruptive to our operations. We may not be able to enter into contracts or arrangements with alternate providers on terms and conditions as beneficial to us as the contracts or arrangements with our current providers, or at all. A change in our business relationships with any of these third-party providers or the loss of their services or failed execution on their part could adversely affect our business, financial condition, results of operations or cash flows.
Certain providers upon whom we are dependent are under common control with M&C International, the loss of which could have a material adverse effect on our business.
We depend on services provided by USA Payments and USA Payment Systems, each of which is affiliated with M&C International, to provide many of the financial services that we offer to patrons. The interests of M&C International or its principals may not coincide with the interests of the holders of our common stock and such principals may take action that benefits themselves or these entities to our detriment. For example, M&C International’s principals could cause any of these entities to take actions that impair the ability of these entities to provide us with the license or services they provide today or that reduce the importance of us to them in the future. M&C International’s principals could dispose of their interests in these entities at any time and the successor owner or owners of such interests may not cause such entities to treat us with the same importance as they treat us today. The loss of the license or any loss of the services of these entities could adversely impact our business. During the year ended December 31, 2005 and the three and nine months ended September 30, 2006, we incurred costs and expenses from USA Payments and USA Payment Systems of an aggregate of $4.0 million, $1.1 million and $3.4 million, respectively. We also depend on services provided by Infonox on the Web, which is controlled by family members of our director Karim Maskatiya. These familial relationships may provide Mr. Maskatiya with influence over Infonox on the Web, presenting the same risks with respect to Infonox on the Web as those described above with respect to USA Payments and USA Payment Systems.
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
For example, the commercial success of our ticket-out debit device (“TODD”) cashless gaming product and our electronic debit interactive terminal housing (“EDITH”) depends upon the continued viability of the cashless gaming market segment. A curtailment in the prevalence of cashless gaming opportunities as a result of legislative action, responsible gaming pressures or other factors beyond our control would threaten the commercial success of our cashless gaming products and services. TODD required extensive laboratory testing and certification and to date has only been approved for use in one casino, and EDITH has not yet been approved for use in any location.
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
Through our wholly-owned subsidiary, Arriva, and together with CIT, a licensed banking institution, and Fiserv, a credit processing service organization, we have entered the consumer credit business through the issuance of a private label credit card. We have entered into an agreement with CIT whereby it issues the card, extends the credit to the cardholder, and maintains a revolving credit account for the cardholder. Arriva is obligated to purchase the receivables from the licensed banking institution upon default by cardholders. This means that we will bear the credit risk of the cardholders’ non-payment. We believe that there are a number of commercial opportunities available to us through the issuance of such a card, and we believe that the private label credit card business could be a source of significant revenue and earnings.
The provision of a private label credit card is a different business from the processing of credit card transactions. In our current credit card cash advance business, we assume no consumer credit risk other than chargeback risk, which we are exposed to in only an indirect way. Under the terms of our agreement with the licensed banking institution, we will effectively bear the credit risk of providing credit to the consumer. We will bear the risk of making payment to merchants for all transactions using the card within a very short time of the transaction, and we will generally be able to recover those funds from the consumer no sooner than at the end of the current monthly statement cycle. We may not be able to collect those funds from consumers due to non-payment of amounts owed, death or bankruptcy of the cardholder or the cards being used to perpetuate fraud. To the extent that we are unable to recover those funds we will record a loss, and if the loss is significant it could have a material adverse effect on our results of operations and financial condition.
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
By providing a private label credit card to consumers, we are subject to a variety of regulations that have not affected us in the past. While we have initially contracted with a licensed banking institution for purposes of card issuance and receivables acceptance, such relationship may be discontinued at any time. If that were to happen, we would be required to become licensed in those jurisdictions in which we wanted to issue cards. We may not receive such licenses and, even if we do, we may be required to provide letters of credit or surety bonds to support our obligations in those markets and those letters of credit and surety bonds may reduce our overall borrowing capacity. By providing a private label credit card to consumers, we also have become subject to a variety of state and federal laws governing collection practices, and such collection regulations may impede or even prevent our ability to collect amounts owed to us. These regulations include, but are not limited to, the Federal Truth in Lending Act and Regulation Z and the Equal Credit Opportunity Act and Regulation B. In addition, by providing a private label credit card to consumers, we have become subject to an extensive array of federal and state statutes and regulations applicable to consumer lending including, but not limited to, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act.
The credit card business is very complex from an operational perspective in that it involves the mailing of statements and the receipt and posting of credits for potentially millions of cardholders. We have no experience in the management of credit accounts. The credit card business also involves resolving inquires from and providing customer service to cardholders. While we have experience in doing these functions, it is on a scale much smaller than we would be exposed to in connection with a full-scale credit card initiative. We have contracted with a company that has experience in managing large-scale credit card operations, but there can be no assurance that we will be able to sustain such a relationship.

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
Conflicts of interest may arise in connection with the issuance of credit cards by Arriva to our officers and directors.
We have amended our corporate governance guidelines and code of business conduct to permit our officers and directors and their immediate family members to hold Arriva cards. The use of Arriva cards by our officers and directors or their immediate family members may be viewed as personal loans made by us to such individuals. The failure of any officer or director to fully and timely pay the balance on an Arriva card account may create a conflict between such individual’s interest as a cardholder-debtor and such individual’s interest as an officer or director of the card issuer-creditor.
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

We also intend to enter new and developing international markets, including markets in which we have not previously operated. Our strategy of entering foreign markets may expose us to political, economic and regulatory risks not faced by businesses that operate only in the United States. The legal and regulatory regimes of foreign markets and their ramifications on our business are less certain. Our international operations will be subject to a variety of risks, including different regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, higher rates of fraud, fluctuations in currency exchange rates, difficulty in enforcing contracts, political and economic instability and potentially adverse tax consequences. For example, our proposed entry into Macau SAR is subject to our receipt of approvals, licenses or waivers by or from the Macau Monetary Authority. We may not receive such approvals, licenses or waivers in a timely manner, or at all. If we do not receive such approvals, licenses or waivers we will not be able to undertake operations in Macau SAR. Similar difficulties in obtaining approvals, licenses or waivers from the monetary authorities of other jurisdictions, in addition to other potential regulatory issues that we have not yet ascertained, may arise in other international jurisdictions into which we wish to enter. In these new markets, our operations will rely on an infrastructure of financial services and telecommunications facilities that may not be sufficient to support our business needs, such as the authorization and settlement services that are required to implement electronic payment transactions and the telecommunications facilities that would enable us to reliably connect our networks to our products at gaming establishments in these new markets. These risks, among others, could materially adversely affect our business and operating results. In connection with our expansion into new international markets, we may forge strategic relationships with business partners to assist us. The success of our expansion into these markets therefore may depend in part upon the success of the business partners with whom we forge these strategic relationships. We have entered into an agreement with an overseas representative to assist us in the sales and marketing of our cash access services to gaming establishments in Eastern Europe and we are attempting to form relationships with foreign banks to assist us in the processing of transactions originating from these markets. If we do not successfully form strategic relationships with the right business partners or if we are not able to overcome cultural differences or differences in business practices, our ability to penetrate these new international markets will suffer.
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
Our estimates of the potential future transaction volumes in new markets are based on a variety of assumptions which may prove to be inaccurate. To the extent that we overestimate the potential of a new market, incorrectly gauge the timing of the development of a new market, or fail to anticipate the differences between a new market and our existing markets, we may fail in our strategy of growing our business by expanding into new markets. Moreover, if we are unable to meet the needs of our existing customers as they enter markets that we do not currently serve; our relationships with these customers could be harmed.
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
When patrons use our cash access services, we either dispense cash or produce a negotiable instrument that can be exchanged for cash. If a completed cash access transaction is subsequently disputed and if we are unsuccessful in establishing the validity of the transaction, we may not be able to collect payment for such transaction and such transaction becomes a chargeback. One of the major credit card associations has allowed us to complete credit card cash advance and POS debit card transactions at our ACMs so long as we assume chargeback liability for any transaction in which we do not obtain a contemporaneous cardholder signature, which may result in increased chargeback liability. An increased level of chargebacks could have a material adverse effect on our business or results of operations. Moreover, in the event that we incur chargebacks in excess of specified levels, First Data Corporation will have the right to terminate its indemnification obligations to Bank of America Merchant Services, and we could lose our no-cost sponsorship into the card associations. In addition, in the event that we incur chargebacks in excess of specified levels, we could be censured by the card associations by way of fines or otherwise.

In certain foreign regions in which we currently operate or may operate in the future, new card security features have been developed as a fraud deterrent. An example of such feature is known as chip-and-pin,, which requires merchant terminals to be capable of obtaining an authorization through a chip-and-pin entry mode in addition to traditional magnetic stripe and keyed entry modes. Currently, we are in the process of upgrading our devices to accept these new technologies. In the interim, we are exposed to potential additional chargeback risks arising from our inability to fully integrate these new card security features. Additionally, we intend to enter into new and developing international markets, including markets in which we have not previously operated and have no experience as to chargebacks. Accordingly, we may be exposed to higher than anticipated chargeback liability, which could have a material adverse effect upon our business or results of operations.
A material increase in market interest rates or changing regulations could adversely affect our ATM business.
We obtain a supply of cash for our ATMs from Bank of America, N.A. Pursuant to our contract with Bank of America, N.A.; we are obligated to pay a monthly fee that is based upon the amount of cash used to supply our ATMs and a market interest rate. Assuming no change in the amount of cash used to supply our ATMs, an increase in market interest rates will result in an increase in the monthly fee that we must pay to obtain this supply of cash, thereby increasing our ATM operating costs. Any increase in the amount of cash required to supply our ATMs would magnify the impact of an increase in market interest rates. An increase in interest rates may result in a material adverse effect on our financial condition and operating results. For the year ended December 31, 2005 and the three and nine months ended September 30, 2006, we paid approximately $10.2 million, $4.1 million and $11.6 million, respectively, in aggregate fees to Bank of America, N.A. for this supply of cash.
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
We currently rely on TeleCheck to provide check warranty services to many of our customers. When a gaming establishment obtains an authorization from TeleCheck pursuant to its check warranty service, TeleCheck warrants payment on the patron’s check. If the patron’s check is subsequently dishonored upon presentment for payment, TeleCheck purchases the dishonored check from the gaming establishment for its face amount. Pursuant to the terms of our contract with TeleCheck, we share a portion of the loss associated with these dishonored checks. Although this contract limits the percentage of the dishonored checks to which we are exposed, there is no limit on the aggregate dollar amount to which we are exposed, which is a function of the face amount of checks warranted. TeleCheck manages and mitigates these dishonored checks through the use of risk analytics and collection efforts, including the additional fees that it is entitled to collect from check writers of dishonored checks. During the year ended December 31, 2005 and the three and nine months ended September 30, 2006, our warranty expenses with respect to TeleCheck’s check warranty service were $10.8 million, $2.2 million and $6.6 million, respectively. We have no control over TeleCheck’s decision to warrant payment on a particular check and we have limited visibility into TeleCheck’s collection activities. As a result, we may incur an unexpectedly high level of check warranty expenses at any time, and if we do, we may suffer a material adverse effect to our business or results of operations.
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
We may not be able to complete our assessment and/or we may not receive an unqualified opinion from our auditors with respect to the assessment of our internal controls over financial reporting that is required by Section 404 of the Sarbanes-Oxley Act of 2002.
Based on current laws and regulations, we will be required to provide the management report and independent auditor attestation required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) in our annual report on Form 10-K for the year ended December 31, 2006. Section 404 requires us to assess the adequacy of our internal control over financial reporting and requires our independent auditors to attest to our assessment. Our efforts to comply with Section 404 will result in us incurring significant expenses in 2006. Even with those expenditures, we may not be able to complete our assessment. Further, we or our auditors may identify one or more material weaknesses in our internal control over financial reporting.
In connection with its audit of our financial statements for the year ended December 31, 2005, our independent auditors identified a number of control deficiencies for the year ended December 31, 2005. Partly in response to the issues identified by our auditors, we began in 2006 a significant redesign and upgrade of our financial reporting software, systems and procedures. This redesign and upgrade has been undertaken to strengthen our internal control over financial reporting, improve our ability to plan and analyze our business and reduce the work burden on our finance and accounting staff. The expected timetable for the implementation of our new financial reporting software has moved from the third quarter to the fourth quarter of 2006. Much of the documentation and testing required by Section 404 procedures was planned based on the earlier expected availability of the new financial reporting system. The delay in implementation significantly reduces the time available to perform documentation and testing. If further delays are experienced, we may be required to redesign our documentation and testing procedures for the old system and to do so in a very short period of time.
Our staff in finance and accounting has not grown in proportion to the growth in volume and complexity of our business. As a result, our finance and accounting staff faces an increased workload. This workload has been compounded by the demands of Section 404 compliance and the implementation of our new financial reporting system. As a consequence, we have experienced a very high level of turnover in our finance and accounting staff in the second and third quarters of 2006. This has caused us to have positions open for extended periods of time at a time when we need more resources available.
The combination of the delays in implementing our new financial reporting system and the staffing shortages in finance and accounting have significantly increased the risk that we may identify a material weakness in our internal control over financial reporting. Even if we do not identify any such weaknesses, the risk that our independent auditors may identify such a weakness has also increased. The existence of a material weakness in our internal control over financial reporting could cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the trading price of our common stock.

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
We may incur penalties in connection with the administration of our benefit plans.
Certain of the health, welfare and retirement plans that we maintain for the benefit of our employees obligate us to file certain reports with the Department of Labor, Internal Revenue Service and the Pension Benefit Guaranty Corporation. Although we have filed the required reports for some of our benefit plans, we have not filed the required reports for others. As a result, we may incur penalties.
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
We expect a substantial portion of our future growth to result from the general expansion of the gaming industry. The expansion of gaming activities in new markets can be very controversial and may depend heavily on the support of national and local governments. Changes in government leadership, failure to obtain requisite voter support in referenda, failure of legislators to enact enabling legislation and limitations on the volume of gaming activity that is permitted in particular markets may prevent us from expanding our operations into new markets. A failure by the gaming industry to expand at the rate that we expect could have a material adverse effect on our business, growth rates, financial condition, operating results and cash flows.
The United Kingdom (“UK”) Gambling Act 2005 (the “Gambling Act”) has received Royal Assent and awaits an order of the UK Secretary of State entering it into force as law. As enacted, the Gambling Act could be interpreted to prohibit our provision of credit card cash advances and POS debit card transactions to patrons of casinos located in the UK as early as September 2007. Such an interpretation would have a material adverse effect on our business, financial condition and operating results. We and certain of our gaming establishment customers in the UK are consulting with the UK Gambling Commission regarding the interpretation of the Gambling Act and the nature of any secondary regulations to be passed by the UK Secretary of State or conditions that may be imposed upon operators’ or premises’ licenses with a view to ensuring that services such as ours continue to be available in UK gambling establishments. If these efforts are not successful, we may be prohibited from providing one or more of our services in UK gaming establishments upon implementation of the Gambling Act.
We are subject to extensive governmental gaming regulation, which may harm our business.
We are subject to a variety of regulations in the jurisdictions in which we operate. Most of the jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machine or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors, construction contractors and laundry and linen suppliers. In these jurisdictions, we are generally characterized as a non-gaming supplier or vendor and we must obtain a non-gaming supplier’s or vendor’s license, qualification or approval. The obtaining of these licenses, qualifications or approvals and the regulations imposed on non-gaming suppliers and vendors are typically less stringent than for gaming related suppliers and vendors. However, a few of the jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors, and in those jurisdictions we currently are subject to the same stringent licensing, qualification and approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Such requirements include licensure or finding of suitability for some of our officers, directors and beneficial owners of our securities. If regulatory authorities were to find any such officer, director or beneficial owner unsuitable, or if any such officer, director, or beneficial owner fails to comply with any licensure requirements, we would be required to sever our relationship with that person. Some public issuances of securities and other transactions by us also require the approval of regulatory authorities.
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
A governmental shutdown of a gaming regulatory body in a jurisdiction where we operate may cause a disruption in our business and harm our operating results.
On July 5, 2006, Atlantic City casinos were forced to suspend their gaming operations due to the shutdown of the New Jersey gaming regulatory body. The New Jersey State government closed all of its non-essential governmental agencies because the legislature had not adopted a new budget by the constitutional deadline. One such non-essential governmental agency was the Casino Control Commission, which regulates gaming in Atlantic City’s casinos. New Jersey State law prohibits the operation of casinos without the supervision of Casino Control Commission employees, so the casinos were forced to suspend their gaming operations. Another shutdown of the Casino Control Commission or a similar shutdown of a regulatory gaming body in another jurisdiction where we do business may disrupt our ability to do business and adversely affect our revenue and results of operations.

Many of the financial services that we provide are subject to extensive rules and regulations, which may harm our business.
Our Central Credit gaming patron credit bureau services are subject to the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003 and similar state laws. Our QuikCredit service and TeleCheck’s and our collection practices in connection with dishonored checks with respect to which TeleCheck or Central Credit has issued authorizations pursuant to TeleCheck’s or Central Credit’s check warranty service, are subject to the Fair Debt Collections Practices Act and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATM machines, the location of ATM machines and our ability to surcharge cardholders who use our ATM machines. The cash access services we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. In most gaming establishments, our cash access services are provided through gaming establishment cashier personnel, in which case the gaming establishment is required to file Currency Transaction Reports (“CTRs”) or Suspicious Activity Reports (“SARs”). In a limited number of gaming establishments, we provide our cash access services directly to patrons at satellite cashiers or booths that we staff and operate, in which case we are required to file CTRs or SARs on a timely basis. If we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher or offer our QuikCredit service, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers. Our entry into the consumer credit business through the provision of a private label credit card through our Arriva Card, Inc. subsidiary subjects us to compliance with a number of additional laws, regulations and card association rules. In addition, our relationship with Integrated Payment Systems, Inc. and Integrated Payment Systems Canada Inc. expires on December 31, 2006, and we are considering obtaining money transmitter licenses in many states, which would cause us to become subject to state licensing requirements and regulations governing money transmitters.
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
Finally, the Gambling Act has received Royal Assent and awaits an order of the UK Secretary of State entering it into force as law. As enacted, the Gambling Act could be interpreted to prohibit GCA’s provision of credit card cash advances and POS debit card transactions to patrons of casinos located in the UK as early as September 2007. Such an interpretation would have a material adverse effect on our business, financial condition and operating results. We and certain of our gaming establishment customers in the UK are consulting with the UK Gambling Commission regarding the interpretation of the Gambling Act and the nature of any secondary regulations to be passed by the UK Secretary of State or conditions that may be imposed upon operators’ or premises’ licenses with a view to ensuring that services such as ours continue to be available in UK gambling establishments. If these efforts are not successful, we may be prohibited from providing one or more of our services in UK casinos upon implementation of the Gambling Act.

If consumer privacy laws change, or if we are required to change our business practices, the value of our patron marketing services may be hampered.
Our patron marketing services depend on our ability to collect and use non-public personal information relating to patrons who use our products and services and the transactions they consummate using our services. We are required by applicable privacy legislation to safeguard and protect the privacy of such information, to make disclosures to patrons regarding our privacy and information sharing policies and, in some cases, to provide patrons an opportunity to “opt out” of the use of their information for certain purposes. The failure or circumvention of the means by which we safeguard and protect the privacy of information we gather may result in the dissemination of non-public personal information, which may harm our reputation and may expose us to liability to the affected individuals and regulatory enforcement proceedings or fines. Regulators reviewing our policies and practices may require us to modify our practices in a material or immaterial manner or impose fines or other penalties if they believe that our policies and practices do not meet the necessary standard. To the extent that our patron marketing services have in the past failed or now or in the future fail to comply with applicable law, our privacy policies or the notices that we provide to patrons, we may become subject to actions by a regulatory authority or patrons which cause us to pay monetary penalties or require us to modify the manner in which we provide patron marketing services. To the extent that patrons exercise their right to “opt out,” our ability to leverage existing and future databases of information would be curtailed. Consumer and data privacy laws are evolving, and due to recent high profile thefts and losses of sensitive consumer information from protected databases, we anticipate that such laws will be broadened in their scope and application, impose additional requirements and restrictions on gathering and using patron information or narrow the types of information that may be collected or used for marketing or other purposes or require patrons to “opt-in” to the use of their information for specific purposes, which will hamper the value of our patron marketing services.
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
There has only been a public market for our common stock since September 22, 2005. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including those described above under “— Risks related to our business,” “— Risks related to the industry” and the following:

•	our failure to maintain our current customers, including because of consolidation in the gaming industry;
•	increases in commissions paid to gaming establishments as a result of competition;
•	increases in interchange rates or processing or other fees paid by us or decreases in reverse interchange rates;
•	actual or anticipated fluctuations in our or our competitors’ revenue, operating results or growth rate;
•	our inability to adequately protect or enforce our intellectual property rights;
•	any adverse results in litigation initiated by us or by others against us;
•	our inability to make payments on our outstanding indebtedness as they become due or our inability to undertake actions that might otherwise benefit us based on the financial and other restrictive covenants contained in our senior secured credit facilities and the indenture for our senior subordinated notes;
•	the loss of a significant supplier or strategic partner, or the failure of a significant supplier or strategic partner to provide the goods or services that we rely on them for;
•	our inability to introduce successful, new products and services in a timely manner or the introduction of new products or services by our competitors that reduce the demand for our products and services;
•	our failure to successfully enter new markets or the failure of new markets to develop in the time and manner that we anticipate;
•	announcements by our competitors of significant new contracts or contract renewals or of new products or services;
•	changes in general economic conditions, financial markets, the gaming industry or the payments processing industry;
•	the trading volume of our common stock;
•	sales of common stock or other actions by our current officers, directors and stockholders;
•	acquisitions, strategic alliances or joint ventures involving us or our competitors;
•	future sales of our common stock or other securities;
•	the failure of securities analysts to cover our common stock or changes in financial estimates or recommendations by analysts;
•	our failure to meet the revenue, net income or earnings per share estimates of securities analysts or investors;
•	additions or departures of key personnel;
•	terrorist acts, theft, vandalism, fires, floods or other natural disasters; and
•	rumors or speculation as to any of the above which we may be unable to confirm or deny due to disclosure restrictions imposed on us by law or which we otherwise deem imprudent to comment upon.
In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular businesses. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

Securities class action litigation is occasionally brought against a company following a decline in the market price of its securities. The risk is especially acute for us because companies such as ours have experienced significant share price volatility in the past. As a result, we may in the future be a target of similar litigation. Securities litigation could result in substantial costs defending the lawsuit and divert management’s attention and resources, and could seriously harm our business and negatively impact our stock price.
Future sales of our common stock may cause the market price of our common stock to drop significantly, even if our business is doing well.
The market price of our common stock could decline as a result of sales of additional shares of our common stock by us or our stockholders or the perception that these sales could occur. Certain stockholders have the right to require us to register their shares of our common stock. If we propose to register any of our securities under the Securities Act of 1933 either for our own account or for the accounts of other stockholders, subject to some conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock in the registered offering. In addition, holders of registration rights may require us on not more than five occasions to file a registration statement under the Securities Act of 1933 with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3 if and when we become eligible to use this form. We are required to pay the costs and expenses of the registration (other than underwriting discounts and commissions and fees) and sale of all such shares of common stock.
In the future, we will also issue additional shares or options to purchase additional shares to our employees, directors and consultants, in connection with corporate alliances or acquisitions, and in follow-on offerings to raise additional capital. Based on all of these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales could reduce the market price of our common stock. In addition, future sales of our common stock by our stockholders could make it more difficult for us to sell additional shares of our common stock or other securities in the future.
M&C International and entities affiliated with Summit Partners possess significant voting power and may take actions that are not in the best interests of our other stockholders.
M&C International and entities affiliated with Summit Partners own or control shares representing, in the aggregate, approximately 46.8% of the outstanding shares of our common stock. Accordingly, M&C International and these entities affiliated with Summit Partners will exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. M&C International’s and these entities’ ownership may have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them and even if they are not in the interests of other stockholders.
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
Under the Sarbanes-Oxley Act and the rules and regulations of the New York Stock Exchange, we are required to establish and maintain a board of directors consisting of a majority of independent directors and an audit committee consisting entirely of independent directors. A majority of our directors satisfy the applicable independence requirements, but the loss of any one independent director would result in less than a majority of our directors being independent. In the future, if we fail to maintain a Board of Directors consisting of a majority of independent directors, or fail to maintain independent Audit Committee members, we will fail to comply with the corporate governance listing requirements of the New York Stock Exchange and the SEC; which we would be required to publicly disclose, which may in turn cause a reduction in the trading price of our common stock. In addition, our failure to comply with these corporate governance listing requirements may also result in a halt in the trading of our common stock and the delisting of our common stock from the New York Stock Exchange, which may result in there being no public market for shares of our common stock.

ITEM 6.	EXHIBITS

Exhibit No.	Description.
31.1*
Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 14, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 14, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 14, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 14, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2006	GLOBAL CASH ACCESS HOLDINGS, INC.

(Date)	(Registrant)

/s/ Harry C. Hagerty

Harry C. Hagerty
Chief Financial Officer
(For the Registrant and as Principal Financial Officer and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description.
31.1*
Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 14, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 14, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 14, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 14, 2006 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith