Form 10-K
period 2006-12-31
Global Cash Access Holdings, Inc.
filed 2007-03-30
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission File Number 001-32622
GLOBAL CASH ACCESS HOLDINGS, INC.
(Exact name of Registrant as specified in our charter)

Delaware	20-0723270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3525 East Post Road, Suite 120, Las Vegas, Nevada 89120
(Address of principal executive offices including Zip code)
(800) 833-7110
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.001 par value per share	Name of Each Exchange on Which Registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $671.3 million.
There were 82,968,078 shares of the registrant’s common stock issued and outstanding as of the close of business on March 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held on May 4, 2007 are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

GLOBAL CASH ACCESS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2006

PART I
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Annual Report on Form 10-K other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “anticipate,” “contemplate,” “may,” “intend,” “will,” “expect,” “believe,” “plan,” “estimate,” “seek,” “will continue to be,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions are forward-looking statements.
Forward-looking statements include, but are not limited to, statements regarding the following matters: in Item 1, (1) the declining usage of checks relative to other forms of payment; (2) our efforts to obtain card association acceptance of biometric facial recognition as an approved transaction completion protocol to enable the completion of credit card cash advance and POS debit card transactions at our ACMs without the assistance of a cashier and the potential of our ACM’s to reduce transaction times, to improve the customer experience or to reduce a gaming establishment’s cashier labor costs; (3) our belief that gaming establishments find our patron marketing services helpful as they try to attract new patrons and to retain existing patrons; (4) our continuing to build existing patron profiles and add new patron profiles to our patron transaction database as the applicable transaction volume increases; (5) the trend towards cashless gaming, our efforts to obtain approval for TODD and EDITH from the appropriate authorities and our plan to submit EDITH for approval in other gaming jurisdictions in the future; (6) our belief that the ability to introduce and respond to technological innovation in the gaming industry will be an increasingly important qualification for the future success of any provider of cash access services; (7) our belief that almost all gaming establishments outsource their cash access service to third-party providers; (8) our continuing to implement policies and procedures as well as adapt our business practices in our to comply with the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003, similar state credit reporting laws and regulations, the Gramm-Leach-Bliley Act and similar state privacy laws and regulations; (9) our engagement in efforts to collect on our QuikCredit Service, dishonored checks purchased by Central Credit pursuant to our check warranty services, returns from customer payments on their account with the Arriva Card, and chargebacks on our cash advance products; (10) our expectation to become subject to additional gaming regulations and other laws in the jurisdictions into which we expand our operations; in Item 3, (11) our belief that resolution of legal disputes and proceedings arising from the ordinary course of general business activities will not have a material adverse effect on our consolidated financial position, results of operations or cash flows; in Item 5, (12) our intention to retain all our earnings to finance the growth and development of our business and our anticipation that we will not pay any dividends on our common stock in the foreseeable future; (13) our belief that the Peer Group Index of companies operates in a similar manner to our operations for the fifteen months since our initial public offering of common shares; in Item 7, (14) our recognition and enjoyment of deferred tax assets and liabilities from the expected tax consequences of differences between the book basis and tax basis of our assets and liabilities in connection with our conversion to a taxable entity and the pro forma expected effect of such asset; (15) our expectation that the increase in the average amount disbursed per cash advance transaction is a trend that will continue; (16) our expectation that the increase in the number of transactions completed at our ATMs and the increase in the average surcharge assessed to patrons is a trend that will continue; (17) our expectation that commissions will increase as a percentage of revenue as new contracts are signed or existing contracts are renewed; (18) our expectation that commissions and interchange will continue to increase, and that in 2007 cost of revenues (exclusive of depreciation and amortization) will increase at a rate faster than revenues; (19) our expectation that operating expenses will increase in 2007 at a rate of growth lower than the rate of growth in cost of revenues (exclusive of depreciation and amortization); (20) our expectation that, assuming a constant level of LIBOR, interest income (expense), net will decline in 2007 as a result of lower anticipated levels of outstanding indebtedness; (21) our anticipated effective tax rate for 2007 and our belief that pretax income in 2007 will be higher than it was in 2006; (22) our expectation that IFT will record a loss in 2007; (23) our estimates about future operating results of our reporting units to determine their estimated fair value for the annual evaluation of goodwill and other non-amortizing intangible assets; (24) our belief that it is more likely than not that we will be able to utilize our deferred tax assets; (25) our estimated effective tax rate of 38%, resulting in tax payments being approximately $17.4 million less than the provision for income taxes shown on the income statement for financial accounting purposes, and our expectation that this will result in an aggregate of $214.4 million in cash savings over the remaining 13 year life of the deferred tax asset related to our conversion to a corporation; (26) our belief that borrowings available under our senior secured credit facilities together with our anticipated operating cash flows will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on our debt through the next 12 months and the foreseeable future; (27) our belief that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations; (28) our expectation to continue to pay interest based on LIBOR of various maturities; (29) our expected amortization of the acquisition cost of the “3-in-1 rollover” patent over its remaining legal life of 13 years; (30) our intent to reinvest the earnings of our foreign subsidiaries into such subsidiaries; (31) our use of significant estimates in preparing the consolidated financial statements including the estimated useful lives for depreciable and amortizable assets, estimated cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for warranty expense, chargebacks, litigation, claims and assessments; (32) our use of estimates in determining the fair value of options granted, including expected option lives and employee option exercise behavior, expected volatility and expected dividend yield and our expectation that the cost of unrecognized compensation expense with respect to stock options will be recognized on a straight-line basis over a weighted average period of 2.15 years; (33) our expectation regarding the vesting of restricted shares and that the cost of unrecognized compensation expense with respect to the restricted stock will be recognized on a straight-line basis over a weighted average period of 3.1 years; (34) our expectation to defend the Canadian GST rebate claim through the assessment process, the appeals process and then through court, if necessary; (35) our expectation that all issues raised by card associations will be resolved in the normal course of business and that related changes to transaction processing, if any, will not result in a material adverse impact to our financial results; (36) our expected future use of net operating losses and foreign tax credits to offset future taxable income; (37) our intention to remediate the material weaknesses in our internal control over financial reporting and our ability to obtain an unqualified opinion regarding our internal control over financial reporting in the future, including (a) our plan to increase the number of people working in our information systems department, our intention to fill open positions and create and fill new positions in the accounts payables and financial accounting departments, and our belief that filling such existing and new positions will assist us in remediating the internal control weakness that results from inadequate accounting and financing staffing, (b) our belief that the use of specific procedures and checklists for our financial close process will allow us to more efficiently and predictably manage our financial close process and to make financial information related to accounting periods available to management on a more timely basis, (c) our expectation that the integration of the tax area more closely into our planning activities will allow us to know the tax impact of certain anticipated activities or events on a more timely basis, and (d) our plan to redesign the system of controls governing our commission calculations systems; and (38) our intention to promptly disclose to the public, to the extent required by law, any amendments to, or waivers from, any provision of the Code of Conduct by posting the relevant material on our website in accordance with the SEC rules.
These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected or assumed in such forward-looking statements, including, without limitation, (1) changing consumer preferences with respect to the choice of payment methods and the possibility that consumers find the usage of checks increasingly desirable in the future; (2) card association resistance to accepting new technologies, the failure of biometric facial recognition to accurately identify patrons, patron unfamiliarity with ACMs or patron preferences to complete transactions in person at a cashier; (3) gaming establishments finding our patron marketing services as unnecessary, costly or less desirable than alternative methods of attracting new patrons and retaining valued patrons; (4) changes to applicable privacy laws and regulations or patron opt-out elections that preclude the collection of data that is necessary to build patron profiles and add new patron profiles; (5) regulatory or social responsibility resistance to cashless gaming or unduly burdensome obstacles to obtaining regulatory approval for our EDITH or TODD products; (6) competitive pressures such as pricing, availability or breadth of offerings causing technological innovation to become a decreasingly important qualification for the future success of any provider of cash access services; (7) gaming establishments replacing their outsourced cash access services with in-house cash access services to generate additional revenue, exert greater control over their operations or increase their autonomy; (8) our establishment of policies, procedures and business practices that fully comply with the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003, similar state credit reporting laws and regulations, the Gramm-Leach-Bliley Act and similar state privacy laws and regulations, or our discontinuation of product or service offerings that require compliance with these laws and regulations; (9) our potential outsourcing of all collection efforts or our decision not to pursue collection efforts in any particular instance for business development, cost containment or other reasons; (10) our inability to expand our operations into jurisdictions in which we do not currently operate for competitive, regulatory or operational limitations; (11) uncertainties associated with and our limited ability to control the litigation process; (12) an unanticipated accumulation of cash or stockholder pressure to declare or pay cash dividends; (13) differences between our operations and the operations of Peer Group Index companies resulting from differences in company size, products and services offered and markets served; (14) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (15) a change in patron behavior that results in smaller but more frequent cash advance transactions; (16) an increase in the availability and usage of competitive ATMs nearby gaming establishments that displaces use of our ATMs; (17) our ability to offer gaming establishments other incentives to enter into new contracts or renew existing contracts without increasing commission rates; (18) our inability to control interchange rates and our ability to offer gaming establishments incentives other than increased commission rates; (19) unanticipated cost savings or larger than anticipated revenue increases due to market expansion, competitive success or otherwise; (20) our inability to control LIBOR, our failure to repay existing indebtedness or unanticipated incurrence of additional indebtedness; (21) changes to tax laws or changes in our tax position, unanticipated increases in operating expenses as a result of litigation, changes in labor rates or otherwise or a decline in revenue due to competitive forces, in each case resulting in lower than expected pretax income in 2007; (22) an unanticipated realization of revenue by IFT as a result of product introduction into the market, recoveries in litigation to enforce intellectual property rights, or otherwise; (23) the inherent uncertainties in estimating the future operating results of our reporting units as a result of competition, regulatory restrictions, changing gaming establishment patron preferences and behavior or otherwise; (24) changes to tax laws or changes in our tax position, as a result of an audit or otherwise, including changes in the amortization of our tax asset as a result of an audit or otherwise; (25) changes to tax laws or changes in our tax position, as a result of an audit or otherwise, including changes in the amortization of our tax asset as a result of an audit or otherwise; (26) unanticipated needs for working capital and capital expenditures, our failure to satisfy conditions precedent to our ability to borrower under our senior secured credit facilities or an unanticipated reduction in cash flow from operations as a result of competitive pressures or otherwise; (27) the unanticipated loss of or damage to our equipment or the need to replace our equipment as a result of unanticipated obsolescence, regulatory changes or otherwise; (28) fluctuation in interest rates generally and LIBOR specifically; (29) unanticipated invalidation of or obsolescence of the “3-in-1 rollover” patent or our potential disposition of the patent prior to the expiration of its legal life; (30) our need to repatriate the cash earnings of our foreign subsidiaries to satisfy capital requirements of our operations in the United States; (31) the unanticipated obsolescence of certain assets due to technological innovation or otherwise and the inherent uncertainties in estimating cash flows and liabilities from future operations; (32) our inability to predict employee turnover, control employee option exercise behavior, and predict stock price volatility, or the unanticipated payment of dividends; (33) our inability to predict employee turnover that affects the vesting of restricted stock; (34) the possibility that we abandon our pursuit of the GST rebate claim due to doubts as to the likelihood of success or to avoid costs; (35) our inability to predict changes in card association regulations and the possibility that unanticipated changes materially impair our operations; (36) changes to tax laws or changes in our tax position or our failure to generate income against which net operating losses or foreign tax credits can be applied; (37) our failure to remediate the material weaknesses in our internal control over financial reporting due to (a) our failure to recruit and retain qualified personnel in our accounts payable and financial accounting departments, (b) the failure of our personnel to follow the procedures and checklists for our financial close process or flaws in such procedures and checklists that cause financial information not to be made available to management on a more timely basis, (c) our inability to integrate our tax area more closely into our planning activities and our limited ability to analyze the tax impact of certain activities on a more timely basis notwithstanding such integration, or (d) limitations in our information systems or our failure to follow controls governing our commission calculation systems; and (38) a change in our disclosure policy relating to amendments to or waivers of our Code of Conduct to utilize an alternative method of disclosure that is permitted under applicable law.
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
Global Cash Access Holdings, Inc. (“the Company” or “Holdings”) is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. (“GCA”). Global Cash Access, Inc. directly or indirectly owns all of the assets and either all or a majority of the equity interests of the subsidiaries which operate our business. These subsidiaries include Central Credit, LLC (“Central” or “Central Credit”), CashCall Systems Inc. (“CashCall”), Global Cash Access (BVI) Inc. (“BVI”), Arriva Card, Inc. (“Arriva”), Global Cash Access Switzerland A.G. (“GCA Switzerland”), Innovative Funds Transfer, LLC (“IFT”) (formerly known as QuikPlay, LLC), Global Cash Access (HK) Ltd. (“GCA HK”) and GCA (Macau), S.A. (“GCA Macau”). IFT is a joint venture that is 60% owned by GCA and 40% owned by International Game Technology (“IGT”). Unless otherwise indicated, the terms “we,” “us,” “our,” “our company” and “our business” refer to Global Cash Access Holdings, Inc. together with its consolidated subsidiaries.
Overview
We are a provider of cash access products and related services to the gaming industry in the United States and several international markets. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including Automated Teller Machine (“ATM”) cash withdrawals, credit card cash advances, point-of-sale (“POS”) debit card transactions, check verification and warranty services and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments. Commencing in the third quarter of 2006, we began offering the Arriva Card, a private-label revolving credit card aimed at consumers who perform cash advance transactions in gaming establishments.

We provide cash access products and related services at approximately 1,092 gaming establishments worldwide. In general, our contracts with gaming establishments are exclusive and range in duration from three to five years.
In 2006, we processed over 84.7 million transactions which resulted in approximately $19.3 billion in cash being disbursed to gaming patrons. For the year ended December 31, 2006, we generated revenues and operating income of $548.1 million and $85.2 million, respectively.
We began our operations in July 1998 as a joint venture limited liability company among M&C International, entities affiliated with Bank of America, N.A. (“Bank of America”) and First Data Corporation (“First Data”). In September 2000, Bank of America sold its entire ownership interest in us to M&C International and First Data. In March 2004, all of our outstanding ownership interests were contributed to a holding company and all of First Data’s ownership interest in us was redeemed. Simultaneously, Bank of America reacquired an ownership interest in us (the “Recapitalization”). In May 2004, M&C International sold a portion of its ownership interest to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a corporation (the “Private Equity Restructuring”). In September 2005, we completed an initial public offering of our common stock.
Our principal executive offices are located at 3525 East Post Road, Suite 120, Las Vegas, Nevada 89120. Our telephone number is (800) 833-7110. Our internet web site address is http://www.globalcashaccess.com. The information on our web site is not part of this Annual Report on Form 10-K or our other filings with the United States Securities and Exchange Commission (“SEC”).
Our Business
Our cash access products and services enable three primary types of electronic payment transactions: ATM cash withdrawals, credit card cash advances and POS debit card transactions. As of December 31, 2006, patrons could complete any of these three transactions at any of our Casino Cash Plus 3-in-1 ATMs, Automated Cashier Machines (“ACMs”) or 3-in-1 Enabled QuickJack Plus devices. We own nearly all of these devices. In addition, patrons can complete credit card cash advances and POS debit card transactions at any of our QuikCash kiosks, all of which we own. We also provide check verification and warranty services to gaming establishments that cash patron checks. Commencing in the third quarter of 2006, through Arriva, we began offering the Arriva Card, a private-label revolving credit card aimed at consumers who perform cash advance transactions in gaming establishments.
ATM Cash Withdrawals
ATM cash withdrawal transactions represent the largest category of electronic payment transactions that we process, as measured by dollar and transaction volume. In an ATM cash withdrawal, a patron directly withdraws funds from his or her bank account by swiping an ATM card through one of our ATM-enabled devices. Our processor then routes the transaction request through an electronic funds transfer (“EFT”) network to the patron’s bank. Depending upon a number of factors, including the patron’s account balance and daily withdrawal limit (which is usually $300 to $500 during a 24-hour period and is determined by the patron’s bank), the bank will either decline or authorize the transaction. If the transaction is authorized, then the ATM-enabled device dispenses the cash to the customer. The patron’s bank account is debited by the amount of cash disbursed plus a service fee that we assess the patron for the use of our machine. The service fee is currently a fixed dollar amount and not a percentage of the transaction size. In most circumstances we share the majority of this service fee with our gaming establishment customer for the right to operate on its premises. We also receive a fee, we refer to as reverse interchange, from the patron’s bank for accommodating the bank’s customer.
Credit Card Cash Advances and POS Debit Card Transactions
Patrons can also obtain credit card cash advances and POS debit card transactions using many of our devices. A patron’s credit card cash advance limit is usually a sublimit of the total credit line and is set by the card issuing bank. These limits vary significantly and can be larger or smaller than the POS debit limit. A credit card cash advance transaction obligates the patron to repay the issuing bank over time on terms that are preset by the cardholder agreement. A patron’s POS debit card allows him or her to make cash withdrawals at the point of sale in an amount equal to the lesser of the amount of funds in his or her account or a daily limit that is generally five to ten times as large as the patron’s daily ATM limit. A POS debit card transaction immediately reduces the balance in the patron’s account.

When a patron requests a credit card cash advance or POS debit card transaction, our processor routes the transaction request through one of the card associations (e.g., VISA or MasterCard) or EFT networks (e.g., Star, Interlink or Maestro) to the issuing bank. Depending upon several factors, such as the available credit or bank account balance, the transaction is either authorized or declined by the issuing bank. If authorized, the patron’s bank account is debited or their credit card balance is increased by an amount equal to the funds requested plus a service fee that we charge the patron. The service fee is a percentage of the transaction size. If the transaction is authorized, our machines inform the patron that the transaction has been approved. If the transaction involves one of the card associations that have permitted us to complete transactions at an ACM, cash is dispensed. Otherwise, our machines instruct the patron to proceed to the gaming establishment’s cashier to complete the transaction, because credit card cash advances and POS debit card transactions involving other card associations must currently be completed in face-to-face environments and a unique signature must be received in order to comply with rules of those card associations. Once at the cashier, the patron acknowledges payment of the fee and authorizes the transaction by placing his or her signature on a money order issued by our money order provider and made payable to the gaming establishment in an amount equal to the face amount and receives the face amount in cash. We remit the face amount to our money order provider and retain the fee. The gaming establishment deposits the money order in its own bank, and after a period of two to three days, the money order is presented to our money order provider for payment. In general, we pay the gaming establishment a portion of the service fee as a commission for the right to operate on their premises, although this payment as percentage of the fee is generally smaller for credit card cash advances and POS debit card transactions than for ATM withdrawals. We do not pay commissions in the United Kingdom. In addition, we are obligated to pay interchange fees to the issuing bank and processing costs related to the electronic payment transaction.
Check Verification and Warranty Services
Although the usage of checks relative to other forms of payment is declining, a significant number of patrons still cash checks at gaming establishments to fund their gaming play. When a patron presents a check at the cashier, the gaming establishment can (a) accept or deny the transaction based on its own customer information and at its own risk; (b) obtain third-party verification information about the check writer and the check to manage its risk; or (c) obtain a warranty on payment of the check which entitles the gaming establishment to reimbursement of the full face amount of the check if it is dishonored.
There are a number of check verification services. One such service is our Central Credit database, which is used primarily by gaming establishments to make credit issuing decisions. Central Credit maintains information on the check cashing history of many patrons. In general, we do not charge separately for check verification queries to our Central Credit database on a per transaction basis, but rather charge a fixed monthly subscription fee.
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
We currently provide check warranty services on two platforms: TeleCheck and Central Credit Check Warranty. TeleCheck is currently the larger of the two platforms as measured by face amount of checks warranted, although our Central Credit Check Warranty product has been growing more rapidly. Under our agreement with TeleCheck, we receive all of the check warranty revenue and we pay a portion of TeleCheck’s operating expenses and warranty expenses. Operating expenses are fixed at a percentage of check warranty revenues. Warranty expenses are defined as any amounts paid by TeleCheck to gaming establishments to purchase dishonored checks. Our agreement further provides that TeleCheck will pay us the actual collections realized within 120 days after a check is purchased, subject to the obligation to pay us a guaranteed minimum amount of dishonored checks. In our Central Credit Check Warranty product, we receive all of the warranty revenue and incur all of the warranty risk, collection responsibility and operating expenses. We use and pay certain third party services to assist us in the warranty decision and the collection processes.

Central Credit
In addition to the three primary types of electronic payment transactions described above, a small number of gaming establishment patrons choose to access funds through credit extended by the gaming establishment. Central Credit is a gaming patron credit bureau specifically designed for the gaming industry to allow gaming establishments to improve their credit-making decisions. Our Central Credit database contains gaming patron credit history and transaction data on gaming patrons. Our gaming credit reports are comprised of information recorded from patron credit histories at hundreds of gaming establishments. We provide such information to gaming establishments, who use that data, among other things, to determine if or how much credit they will grant credit to a patron. At a gaming establishment’s request, we can augment the information provided in our gaming credit reports with traditional credit reports or bank ratings through our relationships with consumer credit bureaus and bank reporting agencies. We charge our customers for access to gaming patron credit reports on a monthly basis; our fees are a combination of a fixed minimum fee plus per-transaction charges for certain requests.
Other
We also market money transfer services that allow patrons to receive money transfers at gaming establishments and provide information services that automate cashier operations and enhance patron marketing activities. In the third quarter of 2006, we launched the Arriva Card, a credit card for consumers who perform cash advance transactions in gaming establishments. CIT Bank is the issuer of the card and provides the credit to the customers, while Arriva is the administrator and servicer of Arriva Card accounts. As servicer, we earn interest and other fees from customers related to the use of their Arriva Cards.
Our Products and Services
Our customer solutions consist of cash access products and services, information services, cashless gaming products and credit card servicing.

Cash Access Products and Services	Information Services	Cashless Gaming Products	Credit Card Servicing
• Casino Cash Plus 3-in-1 ATM	• Central Credit	• 3-in-1 Enabled QuickJack Plus	• Arriva Card
• QuikCash	• QuikCash Plus Web	• TODD
• ACM	• QuikReports	• EDITH
• Check verification and warranty	• QuikMarketing
• QuikCredit
• Money transfers
Cash Access Products and Services
We provide gaming establishments with the ability to enable their patrons to access cash through a variety of products and services.

Casino Cash Plus 3-in-1 ATM is an unmanned, cash-dispensing machine that offers patrons a quick way to access cash through ATM cash withdrawals, POS debit card transactions and credit card cash advances using our patented “3-in-1 rollover” functionality. Statistics show that approximately 30% of standard ATM transactions taking place in gaming properties are denied because of bad Personal Identification Numbers (“PIN”), exceeded limits, insufficient funds, and other miscellaneous reasons. Our patented “3-in-1 rollover” functionality allows a gaming patron to easily convert an unsuccessful ATM cash withdrawal into a POS debit card transaction or a credit card cash advance. When a patron is denied a standard ATM transaction, our “3-in-1 rollover” functionality automatically provides the option of obtaining funds via a POS debit card transaction or a credit card cash advance. For authorized ATM transactions, the Casino Cash Plus 3-in-1 ATM dispenses cash to the patron. For successful POS debit card transactions and credit card cash advances, once the transaction is authorized, the Casino Cash Plus 3-in-1 ATM instructs the patron to proceed to the cashier who completes the transaction by undertaking certain procedures in accordance with the rules of the major card associations, printing the money order, and dispensing cash to the patron. By providing gaming patrons seamless access to three different transaction types, our “3-in-1 rollover” functionality provides gaming establishment patrons ease of access to their money and makes cash available to patrons for gaming within the gaming establishment. In addition to our own ATM, we have a strategic alliance with Capital One, N.A. (“Capital One”), pursuant to which we have incorporated our “3-in-1 rollover” functionality into Capital One ATMs that are located in gaming establishments. As of December 31, 2006 we had incorporated our “3-in-1 rollover” functionality into 92 Capital One ATMs that are located in gaming establishments.
QuikCash is the brand name of our stand-alone, non-ATM cash advance kiosks for the gaming industry. Our QuikCash kiosks are customer-activated terminals that provide patrons with access to credit card cash advances and POS debit card transactions. Available in countertop, wall-mount, freestanding and handheld models, our QuikCash terminals can be installed or used virtually anywhere in a gaming establishment. Once the transaction is authorized, the patron is instructed to proceed to the cashier who undertakes certain procedures in accordance with the rules of the major card associations, printing the money order, and dispensing cash to the patron. Our terminals provide gaming patrons with fast, reliable, and easily accessible sources of cash close to the areas within the gaming establishment where gaming activity is conducted.
Automated Cashier Machine (“ACM”) is an unmanned, cash-dispensing “virtual cashier” which was designed to provide gaming establishment patrons with credit card cash advances, POS debit card transactions, and ATM cash withdrawals as well as check cashing services without the need to visit the cashier after the initial “registration transaction.” Our ACMs provide gaming patrons the same cash access features as our Casino Cash Plus 3-in-1 ATMs while allowing gaming establishments to reduce the dependency on gaming establishment personnel to complete transactions. After an initial face-to-face enrollment transaction performed with the assistance of a gaming establishment’s cashier, our ACMs use biometric facial recognition technology, as a surrogate for face-to-face interaction with the cashier, to verify the patron’s identity. By eliminating the cashier interaction requirement, our ACMs have the potential to reduce transaction times, to improve the customer experience and to reduce a gaming establishment’s cashier labor costs. ATM transactions, check cashing transactions, POS debit card transactions and credit card cash advance involving one of the major card associations can be completed at the ACM without the assistance of a cashier. We assume chargeback liability for any credit card cash advance transaction in which we do not obtain a contemporaneous cardholder signature, which may result in increased chargeback liability. The use of biometric facial recognition is not an accepted surrogate for face-to-face interaction by other major card associations. We have been actively working with the card associations to achieve broader acceptance of biometric facial recognition as an approved transaction completion protocol. Some of our largest and most sophisticated customers have migrated to the ACM as the standard cash access platform in their gaming establishments.
Check verification and warranty services allow gaming establishments to manage or eliminate risk on patron checks that they cash. A gaming establishment can query our Central Credit database to review the check cashing history of a gaming establishment patron before deciding whether to cash the patron’s check. If the gaming establishment wants additional protection against loss, it can seek a warranty on payment of the check. We have an exclusive relationship with TeleCheck to market check warranty services to gaming establishments. As an alternative to TeleCheck’s check warranty service, we have developed our own Central Credit Check Warranty service that is based upon our Central Credit database, our proprietary patron transaction database, third-party risk analytics and actuarial assumptions.
QuikCredit is a service through which we provide lines of credit to patrons in gaming establishments that choose not to offer in-house credit. Our QuikCredit service allows a gaming establishment to increase the amount of cash available to the patron within the gaming establishment without incurring credit risk. To use QuikCredit, a gaming patron deposits a check payable to us with the gaming establishment. The patron’s check is deposited under deferred presentment terms, meaning the check will not be presented for payment for a specified period of time. A gaming establishment using QuikCredit then seeks an authorization from us. We currently query both our Central Credit database and the TeleCheck database to assess the patron’s credit risk. If the check and check writer satisfy risk criteria and underwriting guidelines, we issue an authorization to the gaming establishment to endorse the check over to the gaming establishment and to dispense the patron’s funds. If any authorized check is subsequently dishonored, we purchase the check from the gaming establishment for its face amount, thereby eliminating any collection risk to the gaming establishment. The maximum line of credit we extend is $5,000 per patron.

Money transfer services are provided through a contractual relationship with Western Union Financial Services, Inc. (“Western Union”). We are the worldwide exclusive marketer to the gaming industry of Western Union’s electronic and paper-based systems for receiving funds transfers at gaming establishments. Western Union contracts directly with gaming establishments and we receive a monthly payment based upon the number of transactions completed.
Information Services
We market our information services to gaming establishments to improve credit decision-making, to automate cashier operations and to enhance patron marketing activities.
Improve Credit Decision-Making
Central Credit is the leading gaming patron credit bureau, and it allows gaming establishments to improve their credit making decisions. Our Central Credit database contains decades of gaming patron credit history and transaction data on millions of gaming patrons. Our gaming credit reports are comprised of information recorded from patron experiences at hundreds of gaming establishments. We provide such information to gaming establishments, who use that data, for among other things, to determine if or how much credit they will grant to a patron. To allow gaming establishments to improve their credit-making decisions, Central Credit offers a variety of tools, including underwriting of gaming patron credit requests, pre-approved credit screening and gaming credit reports. At a gaming establishment’s request, we can augment the information provided in our gaming credit reports with traditional credit reports or bank ratings through our relationships with consumer credit bureaus and bank reporting agencies.
Automated Cashier Operations
QuikCash Plus (“QCP”) Web is a proprietary browser-based, full service cash access transaction processing system for gaming establishment cashier operations that runs on a gaming establishment’s own computer hardware. Cashiers using QCP Web can process credit card cash advances, POS debit card transactions, check verification and warranty services and money transfer services online through a single terminal. Without QCP Web, gaming establishment cage operators are required to access multiple systems running on disparate hardware and software platforms. QCP Web reduces cage operating complexity, improves transaction times, saves space by eliminating multiple pieces of hardware and reduces training requirements for cage operators, resulting in lower operating costs for gaming establishments. QCP Web is delivered as an application service with a customizable user interface that allows gaming establishments to add additional workstations by simply connecting them to the application server. In addition, QCP Web can assist gaming establishments in satisfying legal reporting requirements by providing information necessary to complete required regulatory reports such as Currency Transaction Reports (“CTRs”) and Suspicious Activity Reports (“SARs”).
Enhance Patron Marketing
Using our proprietary patron transaction database, we provide patron marketing data to gaming establishments. Gaming establishment marketing professionals can use our patron data to develop, implement and refine their customer loyalty programs. Since marketing, including providing complimentary goods and services, is one of a gaming establishment’s largest cost items, we believe that gaming establishments find our patron marketing services helpful as they try to attract new patrons and to retain existing ones. Because we have data on patron cash access activity across multiple gaming establishments, we are uniquely able to help an operator understand how much of a patron’s cash access activity, in aggregate, is being done in other gaming establishments in order to gauge the patron’s loyalty to the gaming establishment.
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

QuikMarketing. Through our QuikMarketing service, we query our proprietary patron transaction database using criteria supplied by the gaming establishment. We then distribute gaming establishment-supplied marketing materials to patrons in our database that match target patron criteria supplied by the gaming establishment. Our proprietary patron transaction database includes information that is captured from transactions we process in which personal information is available; ATM transactions are not included. As the applicable transaction volume increases, we continue to build existing patron profiles and add new patron profiles.
Cashless Gaming Products
A recent trend in gaming has been the movement towards cashless gaming as a more efficient means for gaming operators to manage their slot machine operations. Cashless gaming, also known as “ticket-in-ticket-out” (“TITO”), reduces the amount of cash utilized in slot machines by dispensing bar-coded tickets instead of cash for jackpots and cash-outs. To capitalize on the movement towards cashless gaming initiatives, we have developed, together with our strategic partners, products that facilitate an efficient means of accessing funds in a cashless gaming environment. Our cash access services are platform independent and our existing infrastructure has been designed to be adaptable to new platforms and/or operating environments.
3-in-1 Enabled QuickJack Plus is a multi-function patron kiosk which incorporates our “3-in-1 rollover” functionality for cash access into self-service kiosks for slot ticket redemption services provided by NRT Technology Corporation (“NRT”). When a patron presses the cash out button on a cashless slot machine, the patron receives the value of the winnings on a paper ticket dispensed from a printer embedded in the slot machine. The ticket can then be inserted into other slot machines or exchanged for cash at a QuickJack Plus kiosk. The availability of our cash access services on these slot ticket redemption devices provides us with additional points of contact with gaming patrons at locations that are closer to the slot machines than traditional cash access devices that are typically located on the periphery of the area within the gaming establishment where gaming activity is conducted. These additional points of contact provide gaming patrons with more opportunities to access their cash with less cashier involvement, thereby creating labor cost savings for gaming establishments. In addition, by incorporating our cash access services into QuickJack Plus, we enjoy the benefit of NRT’s existing relationships with gaming establishments and its sales and marketing efforts directed towards additional gaming establishments. We have the exclusive right to provide cash access services on self-service redemption devices serviced by NRT. We have a similar alliance with Western Money Systems, another provider of slot ticket and player point redemption kiosks, subject to completion of development and regulatory approval.
Ticket-Out Debit Device (“TODD”) is a cashless gaming product developed by IFT, our joint venture with IGT, that allows slot machine patrons to access funds without leaving the machines they are playing. When a slot machine is equipped with TODD technology, a slot machine patron swipes his or her POS debit card and enters his or her PIN and the requested transaction amount on a terminal mounted on the slot machine. If the transaction is approved, the patron’s funds are either credited to the slot machine for play at that machine or a bar-coded ticket is printed that may be used at any ticket-enabled slot machine. TODD-enabled slot machines offer patrons convenience and reduce the amounts of cash carried by patrons. Our cashless slot technology also reduces the cash-handling burden of gaming establishments. Our TODD cashless gaming product has been approved for use in only one gaming establishment and cannot be used at any other location until we receive approval from the appropriate authorities.
Electronic Debit Interactive Terminal Housing (“EDITH”) is a cashless gaming device developed by IFT that allows gaming patrons to purchase slot machine tickets from a customer-activated kiosk. EDITH is functionally similar to TODD, but instead of being deployed at an individual slot machine, EDITH is a compact stand-alone unit that can be placed almost anywhere in the gaming establishment. EDITH allows gaming establishment patrons to purchase slot tickets with their debit card. Patrons swipe their debit card, enter their PIN and request an amount. Upon approval of the transaction, a bar-coded slot ticket is dispensed from EDITH’s ticket printer. An optional receipt is also provided upon the patron’s request. The bar-coded slot ticket may then be inserted into a TITO-enabled slot machine or redeemed at a cashier station. EDITH was approved in July 2006 by Gaming Laboratories International, Inc. (“GLI”). Many Native American gaming establishments and certain state regulatory authorities rely on GLI for product certification. We plan to submit EDITH for approval in other gaming jurisdictions in the future.
Credit Card Servicing
The Arriva Card is a private label credit card issued by CIT Bank. The Arriva Card is structured specifically for use in gaming establishments and has many features not typically available with traditional credit cards, including better rates and terms on cash advances than most cards and an exclusive loyalty program. The Arriva Card also benefits gaming establishments by providing their patrons with a new source of credit, at no risk to the gaming establishment. The Arriva Card can be used in any gaming establishment in the United States and the Caribbean in which we provide cash advance services. The Arriva Card was first issued in July 2006. As of December 31, 2006, there were approximately 2,900 cardholders of the Arriva Card and more than $12.2 million in cash access transactions had been completed using the Arriva Card.

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
We have two issued United States patents and three pending United States patent applications. We have ten United States trademark registrations, including two registered United States trademarks related to our ACM product and one registered United States trademark relating to our name. We have a total of 45 trademark registrations or pending registrations throughout the world. However, we rely principally on unregistered copyrights and trade secrets for protection of our intellectual property.
Our ACMs use biometric facial recognition technology and our patented “3-in-1 rollover” functionality to provide credit card cash advances, POS debit card transactions, ATM cash withdrawals, check cashing and money transfer services at a single, unmanned machine. These technologies are key differentiating technologies from our competitors.
Some of our systems, such as the software that implements our QCP Web and QuikReports products and the software that drives our ACM product, were developed by Infonox on the Web (“Infonox”), a corporation whose principals are family members of our director Karim Maskatiya, and are hosted and operated on an infrastructure platform that is owned by Infonox. We own all of the intellectual property developed for us by Infonox, and Infonox has granted us an exclusive license in the gaming industry to use its infrastructure platform to deliver our products and services to our customers.
Sales and Marketing
We sell and market our products and services to gaming establishments primarily through the use of a direct sales force. The target customers of our direct sales force are gaming establishments in the United States and in international markets where gaming is conducted. Our target customers include traditional land-based casinos, gaming establishments operated on Native American lands, racinos, riverboats, cruise ships with gaming operations, pari-mutuel wagering facilities and card rooms. In 2006, 2005 and 2004, respectively, revenues from our operations outside the United States comprised 3.0%, 3.4% and 3.2% of our revenues.
Our sales and marketing efforts are directed by 15 sales executives, each with business development responsibility for the gaming establishments in those regions. These senior sales executives target all levels of gaming establishment personnel, including senior executives, finance professionals, marketing staff and cashiers, and seek to educate them on the benefits of our cash access products and services.
The senior sales executives are supported by 28 field account managers, who provide on site customer service to most of our customers. These field account managers reside in the vicinity of the specific gaming establishments that they support to ensure that they respond to the customer service needs of those gaming establishments.
We also have joint sales efforts with a number of strategic partners, including NRT, Western Money Systems and Capital One, which allow us to market our cash access services to gaming establishments through channels other than our direct sales force.

Competition
We compete with other providers of cash access services to the gaming industry. Our principal competitors in North America are Game Financial Corporation, a subsidiary of Fidelity National Information Services Inc. operating as GameCash; Global Payments Inc. operating as Cash & Win; and Cash Systems, Inc. We also compete with financial institutions, such as U.S. Bancorp and other regional and local banks that operate ATMs on the premises of gaming establishments. Some of these other providers and financial institutions have also established cooperative relationships with each other to expand their service offerings. In markets outside North America, we encounter competition from banks and other financial service companies established in those markets.
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
We may in the future also face competition from traditional transaction processors, such as First Data, that may choose to enter the gaming patron cash access services market. In connection with our redemption of First Data’s interest in us, First Data agreed not to compete with us prior to March 10, 2007. Given its familiarity with our business, operations and industry as a result of being our majority owner from inception until March 10, 2004, First Data could be a significant competitive threat now that this covenant not to compete has expired. In addition, we may in the future face potential competition from new entrants into the market for cash access products and related services and, subject to certain covenants made by some of the banks that sponsor us into the card associations, competition from such banks during and after expiration of our contracts with such banks. Some of these potential competitors may have a number of significant advantages over us, including greater name recognition and marketing power, longer operating histories, pre-existing relationships with current or potential customers and significantly greater financial, marketing and other resources and access to capital which allow them to respond more quickly to new or changing opportunities.
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
In addition, the cash access services that we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act. Our gaming establishment customers and we are required to file a SAR with the U.S. Treasury Department’s Financial Crimes Enforcement Network to report any suspicious transaction relevant to a possible violation of law or regulation. To be reportable, the transaction must meet criteria that are designed to identify the hiding or disguising of funds derived from illegal activities. Our gaming establishment customers, in situations where our cash access services are provided through gaming establishment cashier personnel, and we, in situations where we provide our cash access services directly to patrons through satellite cages or booths that we staff and operate, are required to file a CTR of each deposit, withdrawal, exchange of currency or other payment or transfer by, through, or to us which involves a transaction in currency of more than $10,000 in a single day. Our QCP Web product can identify transactions that give rise to reporting obligations. When we issue or sell drafts for currency in amounts between $3,000 and $10,000, we maintain a record of information about the purchaser, such as the purchaser’s address, Social Security Number and date of birth. Finally, we maintain a record of each extension of credit by us in an amount in excess of $10,000, including the name and address of the person to whom the extension of credit is made, the amount, the nature and purpose of the credit, and the date of the loan.

Following the events of September 11, 2001, the United States and other governments have imposed and are considering a variety of new regulations focused on the detection and prevention of money laundering and money transmitting to or from terrorists and other criminals. Compliance with these new regulations may impact our business operations or increase our costs.
Fund Transfers. Our POS debit card transactions and ATM services are subject to the Electronic Fund Transfer Act, which provides gaming patrons with rights with respect to disputes relating to unauthorized charges, charges that list the wrong date or amount, charges for goods and services that are not accepted or delivered as agreed, math errors and charges for which a cardholder asks for an explanation or written proof of transaction along with a claimed error or request for clarification. We have implemented the necessary policies and procedures in order to comply with the regulatory requirements for fund transfers.
Money Transmitter. Most states require a money transmitter license in order to issue the negotiable instruments that are used to complete credit card cash advance and POS debit card transactions. On November 27, 2006, we entered into an agreement with Integrated Payment Systems, Inc. (“IPS”), whereby IPS appointed us as IPS’s agent to use and sell IPS money orders in connection with credit card and point-of-sale debit card transactions consummated by us for patrons of gaming establishments. This agreement has a three year term. IPS holds the required money transmitter licenses and is our sole and exclusive provider of money orders. We are entitled to receive monthly commission payments from IPS for money orders used and sold by us and we are obligated to pay transaction fees per money order to IPS.
Credit Reporting. Our Central Credit gaming patron credit bureau services and Arriva Card program are subject to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003, which provide patrons rights to access their credit files, dispute information contained in their credit files and add brief statements to their credit files in the event disputes are not resolved by our investigation. We continue to implement policies and procedures as well as adapt our business practices in order to comply with these laws and regulations. In addition to federal regulation, both our Central Credit gaming patron credit bureau services and our Arriva Card program are subject to the state credit reporting regulations which impose similar requirements to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003.
Debt Collection. Although we currently outsource most of our debt collection efforts to third parties, we do engage in debt collection efforts for credit extended via the Arriva Card. We may engage in efforts to collect on our QuikCredit service, dishonored checks purchased by Central Credit pursuant to our check warranty services, returns from customer payments on their account with the Arriva Card and chargebacks on our cash advance products. All such collection practices are subject to the Fair Debt Collections Practices Act, which prohibits unfair, deceptive or abusive debt collection practices, as well as consumer-debt-collection laws and regulation adopted by the various states.
Privacy Regulations. Our collection of information from patrons who use our cash access services or apply for the Arriva Card are subject to the financial information privacy protection provisions of the Gramm-Leach-Bliley Act and its implementing federal regulations. We gather, as permitted by law, non-public, personally-identifiable financial information from patrons who use our cash access services, such as names, addresses, telephone numbers, bank and credit card account numbers, Social Security Numbers and income, credit histories and transaction information. The Gramm-Leach-Bliley Act requires us to safeguard and protect the privacy of such non-public personal information. Also, the Gramm-Leach-Bliley Act requires us to make disclosures to patrons regarding our privacy and information sharing policies and give patrons the opportunity to prevent us from releasing information about them to unaffiliated third parties in certain situations. In this regard, we provide patrons with a privacy notice, an opportunity to review our privacy policy, and an opportunity to opt out of specified types of disclosures. In addition to the federal Gramm-Leach-Bliley Act privacy regulations we are subject to state privacy regulations. State privacy regulations impose more stringent limitations on access and use of personal information. We continue to implement policies and programs as well as adapt our business practices in order to comply with state specific privacy laws and regulations.
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

Arriva Card. Although the Arriva Card is issued by CIT Bank, Arriva administers and services the Arriva Card accounts. If our relationship with CIT Bank is discontinued, we would be required to either find another licensed banking institution to issue the Arriva Card or we would have to become licensed in each jurisdiction in which we want to issue the Arriva Card. Our marketing and servicing of the Arriva Card is subject to state and federal laws, including those state and federal laws governing consumer lending, debt collection practices and credit reporting such as the Federal Truth in Lending Act and Regulation Z, the Equal Credit Opportunity Act and Regulation B, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act as well as the regulations related to such laws.
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
Network and Card Association Regulation. In addition to the governmental regulation described above, some of our services are also subject to rules promulgated by various payment networks, EFT networks and card associations. For example, we must comply with the Payment Card Industry (“PCI”) Data Security Standard. As of June 30, 2006 we were designated as a compliant service provider under the PCI Data Security Standard.
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
We are also subject to a variety of gaming regulations and other laws in the international markets in which we operate. We expect to become subject to additional gaming regulations and other laws in the jurisdictions into which we expand our operations. Our expansion into new markets is dependent upon our ability to comply with the regulatory regimes adopted by such jurisdictions. For example, our entry into Macau SAR is subject to our receipt of approvals, licenses or waivers by or from the Monetary Authority of Macau, the Macau Gaming Commission and the Macau Gaming Inspection and Coordination Bureau. We may not receive all of such approvals, licenses or waivers in a timely manner or at all. If we do not receive all of such approvals, licenses or waivers we will not be able to undertake all of our proposed operations in Macau SAR. Similar difficulties in obtaining approvals, licenses or waivers from the monetary and gaming authorities of other jurisdictions, in addition to other potential regulatory and quasi-regulatory issues that we have not yet ascertained, may arise in other international jurisdictions into which we wish to enter.

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
Employees
As of December 31, 2006, we had 354 employees. We are not subject to any collective bargaining agreements and have never been subject to a work stoppage. We believe that we have maintained good relationships with our employees.
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
We enter into contracts with our gaming establishment customers to provide our cash access products and related services. Most of our contracts have a term ranging from three to five years in duration and provide that we are the only provider of cash access products to these establishments during the term of the contract. However, some of our contracts are terminable upon 30 days advance notice and some of our contracts either become nonexclusive or terminable by our gaming establishment customers in the event that we fail to satisfy specific covenants set forth in the contracts, such as covenants related to our ongoing product development. We are typically required to renegotiate the terms of our customer contracts upon their expiration, and in some circumstances we may be forced to modify the terms of our contracts before they expire. When we have successfully renewed these contracts, these negotiations have in the past resulted in, and in the future may result in, financial and other terms that are less favorable to us than the terms of the expired contracts. In particular, we are often required to pay a higher commission rate to a gaming establishment than we previously paid in order to renew the relationship. Assuming constant transaction volume, increases in commissions or other incentives paid to gaming establishments would reduce our operating results. We may not succeed in renewing these contracts when they expire, which would result in a complete loss of revenue from that customer, either for an extended period of time or forever. As our contracts are often executed by one corporation for the provision of services at multiple gaming establishments, the loss of a single contract often results in the loss of multiple gaming establishments. If we are required to pay higher commission rates or agree to other less favorable terms to retain our customers or we are not able to renew our relationships with our customers upon the expiration of our contracts, our business, financial condition and operating results would be harmed.
Because of significant concentration among our top customers, the loss of a top customer could have a material adverse effect on our revenues and profitability.
For the year ended December 31, 2006, our five largest customers, Harrah’s Entertainment, Inc., MGM MIRAGE, Boyd Gaming Corporation, Station Casinos, Inc. and Mohegan Tribal Gaming, accounted for approximately 40.2% of our revenues. In the year ended December 31, 2005, these same properties accounted for 40.6% of our revenues. Our largest customer, Harrah’s Entertainment, Inc., accounted for 18.1% of our revenues in the year ended December 31, 2006. The loss of, or a substantial decrease in revenues from, any one of our top customers could have a material adverse effect on our business and operating results.

Consolidation among operators of gaming establishments may also result in the loss of a top customer to the extent that customers of ours are acquired by our competitors’ customers.
Competition in the market for cash access services is intense, which could result in higher commissions or loss of customers to our competitors.
The market for cash access products and related services is intensely competitive, and we expect competition to increase and intensify in the future. We compete with other providers of cash access products and services such as Game Financial Corporation, a subsidiary of Fidelity National Information Services Inc. operating as GameCash; Global Payment Systems operating as Cash & Win; and Cash Systems, Inc. We compete with financial institutions such as U.S. Bancorp and other regional and local banks that operate ATMs on the premises of gaming establishments. In markets outside North America, we encounter competition from banks and other financial service companies established in those markets. We face potential competition from gaming establishments that may choose to operate cash access systems on their own behalf rather than outsource to us. We may in the future also face competition from traditional transaction processors, such as First Data, that may choose to enter the gaming patron cash services market. In connection with our redemption of First Data’s interest in us, First Data agreed not to compete with us prior to March 10, 2007. Given its familiarity with our specific industry and business and operations as a result of being our majority owner from inception until March 10, 2004, First Data could be a significant competitive threat now that this covenant not to compete has expired. In addition, we may in the future face potential competition from new entrants into the market for cash access products and related services and, subject to certain covenants made by some of the banks that sponsor us into the card associations, competition from such banks during and after expiration of our contracts with such banks. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities. In addition, some providers of cash access products and services to gaming establishments have established cooperative relationships with financial institutions in order to expand their service offerings.
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
Our success depends on developing and protecting our intellectual property. We have entered into license agreements with other parties for intellectual property that is critical to our business. We rely on the terms of these license agreements, as well as copyright, patent, trademark and trade secret laws to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. We hold two issued patents and have three patent applications pending. These patent applications may not become issued patents. If they do not become issued patents, our competitors would not be prevented from using these inventions.
We have also entered into license agreements with other parties for the exclusive use of their technology and intellectual property rights in the gaming industry, such as our license to use portions of the software infrastructure upon which our systems operate from Infonox. We rely on these other parties to maintain and protect this technology and the related intellectual property rights. If our licensors fail to protect their intellectual property rights in material that we license and we are unable to protect such intellectual property rights, the value of our licenses may diminish significantly and our business could be significantly harmed. It is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without our authorization or otherwise infringe on our intellectual property rights or intellectual property rights that we exclusively license. In addition, we may not be able to deter current and former employees, consultants, and other parties from breaching confidentiality agreements with us and misappropriating proprietary information from us or other parties. If we are unable to adequately protect our intellectual property or our exclusively licensed rights, or if we are unable to continue to obtain or maintain licenses for proprietary technology from other parties, including in particular Infonox, it could have a material adverse effect on the value of our intellectual property, our reputation, our business and our operating results.

We may have to rely on costly litigation to enforce our intellectual property rights and contractual rights. For example, from 2004 to 2006 we pursued a claim against competitors of ours alleging the infringement of the patented “3-in-1 rollover”. By pursuing this litigation, we are exposed to the risk that defendants will attempt to invalidate our right to the subject intellectual property or otherwise limit its scope. If litigation that we initiate is unsuccessful, we may not be able to protect the value of our intellectual property and our business could be adversely affected. In addition, in the litigation we do initiate, the defendants may assert various counterclaims that may subject us to liability. In addition to losing the ability to protect our intellectual property, we may also be liable for damages. We may also face difficulty enforcing our rights in the QuikCash trademark because of the timing and sequence of some of the assignment and renewal actions relating to the trademark.
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
In 2006 and 2005, a substantial portion of our revenues were derived from transactions subject to the extensive rules and regulations of the leading card associations, Visa International and Visa U.S.A. (collectively “VISA”), and MasterCard International (“MasterCard”). From time to time, we receive correspondence from these card associations regarding our compliance with their rules and regulations. In the ordinary course of our business, we engage in discussions with the card associations, and the banks that sponsor us into the card associations, regarding our compliance with their rules and regulations. The rules and regulations do not expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations. For example, neither of the major card associations has determined that our ability to process credit card cash advance transactions using biometric technology at an unmanned machine and without cashier involvement through our ACM complies with its regulations. One association has allowed us to conduct these transactions as long as we assume chargeback liability for any transaction in which we do not obtain a contemporaneous cardholder signature. An increase in the level of chargebacks could have a material adverse effect on our business or results of operations. The other association has allowed us to conduct a limited pilot test. Therefore, patrons still must complete these transactions at the cashier, which is less convenient to patrons and prevents gaming establishments from realizing potential cashier labor cost savings. As another example, in 2003, one of the major card associations informed our sponsoring bank that authorization requests originating from our systems needed to be encoded to identify our transactions as gambling transactions, even though our services do not directly involve any gambling activity. This resulted in a large number of card issuing banks declining all transactions initiated through our services. We resolved this issue by encoding the authorization requests with an alternative non-gambling indicator that the card association agreed was applicable. As another example, we must continue to comply with the PCI Data Security Standard. These examples only illustrate some of the ways in which the card association rules and regulations have affected us in the past or may affect us in the future; there are many other ways in which these rules and regulations may adversely affect us beyond the examples provided in this document.
The card associations’ rules and regulations are always subject to change, and the card associations may modify their rules and regulations from time to time. Our inability to anticipate changes in rules, regulations or the interpretation or application thereof may result in substantial disruption to our business. In the event that the card associations or our sponsoring banks determine that the manner in which we process certain types of card transactions is not in compliance with existing rules and regulations, or if the card associations adopt new rules or regulations that prohibit or restrict the manner in which we process certain types of card transactions, we may be forced to pay a fine, modify the manner in which we operate our business or stop processing certain types of cash access transactions altogether, any of which could have a material negative impact on our business and operating results.

In both our credit card and POS debit card cash advance businesses, patrons are generally issued a negotiable instrument which is surrendered to the gaming establishment in exchange for cash. These transactions are classified by the card associations as “quasi-cash” transactions, and are identified to the card associations as such by the use of a specific merchant processing code. These merchant processing codes are unique to the respective card associations and the issuing banks use these codes as one of the factors they consider in determining whether to authorize such transactions. We have introduced EDITH, a new product that dispenses a bar-coded slot ticket based on a POS debit authorization. It has not yet been determined whether the associations will deem the slot ticket a negotiable instrument or not. If they do not, we may be required to route such transactions using a different merchant processing code, and the use of a different merchant processing code may result in lower approval rates and higher interchange expense than we experience with quasi-cash transactions. If approval rates for EDITH transactions are lower than approval rates for quasi-cash transactions, gaming establishment patrons may be dissuaded from using EDITH, resulting in the failure of our EDITH product to gain commercial acceptance.
We also process transactions involving the use of the proprietary credit cards such as those offered by Discover Card and American Express as well as other regional card issues in certain international markets. The rules and regulations of the proprietary credit card networks that service these cards present risks to us that are similar to those posed by the rules and regulations of VISA and MasterCard.
We have entered the consumer credit business through the provision of the Arriva Card through our wholly-owned subsidiary, Arriva. Our credit card is not part of any existing card association such as the VISA or MasterCard card associations. If, in the future, our card becomes part of a card association we will become subject to additional rules and regulations of these card associations.
Changes in interchange rates and other fees may affect our cost of revenues (exclusive of depreciation and amortization) and net income.
We pay credit card associations fees for services they provide in settling transactions routed through their networks, called interchange fees. In addition, we pay fees to participate in various ATM or POS debit card networks as well as processing fees to process our transactions. The amounts of these interchange fees are fixed by the card associations and networks in their sole discretion, and are subject to increase at any time. VISA and MasterCard both increased applicable interchange fees in April 2006. Also, in 2004, VISA’s Interlink network, through which we process a substantial portion of our POS debit card transactions, materially increased the interchange rates for those transactions. Since that date, the proportion of our POS debit card transactions that are routed on the Interlink network has increased, resulting in a decrease in profitability of our POS debit card business. Many of our contracts enable us to pass through increases in interchange or processing fees to our customers, but competitive pressures might prevent us from passing all or some of these fees through to our customers in the future. To the extent that we are unable to pass through to our customers all or any portion of any increase in interchange or processing fees, our cost of revenues (exclusive of depreciation and amortization) would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our financial condition and operating results. Additionally, the transformation of the ownership structure of Visa and MasterCard from private associations of issuing banks to publicly traded corporations may negatively impact the manner in which these card associations manage and determine interchange rates. This could have a material adverse effect on our business and operating results.
We receive fees from the issuers of ATM cards that are used in our ATMs, called reverse interchange fees. The amounts of these reverse interchange fees are fixed by electronic funds transfer networks, and are subject to decrease in their discretion at any time. Our contracts with gaming operators do not enable us to pass through to our customers the amount of any decrease in reverse interchange fees. To the extent that reverse interchange fees are reduced, our net income would decrease, assuming no change in transaction volumes, which may result in a material adverse effect on our operating results.
Our substantial indebtedness could materially adversely affect our operations and financial results and prevent us from obtaining additional financing, if necessary.
We have a significant amount of indebtedness. As of December 31, 2006, we had total indebtedness of $274.5 million in principal amount (of which $152.8 million consisted of senior subordinated notes and $121.7 million consisted of senior secured debt). Our substantial indebtedness could have important consequences. For example, it:
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

•	limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restricts our ability to pay dividends or repurchase our common stock;

•	places us at a competitive disadvantage compared to our competitors that have less debt;

•	restricts our ability to acquire businesses or technologies that would benefit our business;

•	restricts our ability to engage in transactions with affiliates or create liens or guarantees; and

•	limits, along with the financial and other restrictive covenants in our other indebtedness, among other things, our ability to borrow additional funds.
In addition, our senior secured credit facilities and the indenture for our senior subordinated notes contain financial and other restrictive covenants that limit our ability to engage in activities that we may believe to be in our long-term best interests. These restrictions include, among other things, limits on our ability to make investments, pay dividends, incur debt, sell assets, or merge with or acquire another entity. Our failure to comply with those covenants could result in an event of default, which if not cured or waived, could result in the acceleration of all of our debt. Certain matters may arise that require us to get waivers or modifications of these covenants. For example, as described more fully below, we may seek to obtain our own money transmitter licenses. These licenses may require us to provide letters of credit or surety bonds in excess of the amounts currently allowed under the credit facilities. We may address these risks by seeking modifications or waivers of our existing agreements, by refinancing those agreements, or both. If we are unable to get these matters waived, modified or refinanced, an event of default could occur, which if not cured or waived, could result in the acceleration of all of our debt.
Our senior secured debt currently bears interest at a rate that is based on the London Interbank Offering Rate (“LIBOR”), and is adjusted periodically to reflect changes in LIBOR. We are therefore exposed to the risk of increased interest expense in the event of any increase in LIBOR. The substantial amount of our senior secured debt magnifies this risk.
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
Changes by M&C International and First Data to certain of their tax returns may have an impact on the value of a component of our deferred tax asset. In addition, changes in tax laws, regulations and interpretations may adversely affect our business.
In connection with the Recapitalization and Private Equity Restructuring that occurred in 2004, we recorded a deferred tax asset of $247.0 million. In connection with this deferred tax asset, we expect to pay a significantly lower amount in United States federal income taxes than we provide for in our income statements. Our calculation of the starting balance of the deferred tax asset is based upon information we received from M&C International and First Data about the gains they recorded in the Recapitalization and the Private Equity Restructuring. If M&C International or First Data change their calculation of the gains and file amended tax returns, we may be required to recalculate the starting balance of the deferred tax asset and the annual amortization thereof.

Unanticipated changes in applicable income tax rates or laws or changes in our tax position could adversely impact our future results of operations. Our future effective tax rates could be affected by changes in the valuation of our deferred tax asset as a result of an audit or otherwise. Additionally, changes in tax laws or interpretations of such laws by domestic and foreign tax authorities could affect our results of operations.
Because of our dependence on a few providers, or in some cases one provider, for some of the financial services we offer to patrons, the loss of a provider could have a material adverse effect on our business or our financial performance.
We depend on a few providers, or in some cases one provider, for some of the financial services that we offer to patrons. The loss of any of these providers could have a material adverse effect on our business and financial performance.
Money Order Instruments. We currently rely on IPS to issue the negotiable instruments that are used to complete credit card cash advance and POS debit card transactions. Most states require a money transmitter license in order to issue the negotiable instruments that are used to complete credit card cash advance and POS debit card transactions. We do not hold any money transmitter licenses, but currently issue negotiable instruments as an agent of IPS, which holds the required money transmitter licenses. On November 27, 2006, we entered into an agreement with IPS for a term of three years. Under terms of this agreement, subject to limited exceptions, IPS is our sole and exclusive provider of money order instruments. On February 22, 2007, IPS’ parent company, First Data, announced that it had decided to gradually exit the business of issuing money order instruments over the next two to three years. We have been advised that our agreement will be honored until the expiration of the agreement in accordance with its terms on December 31, 2009. Prior to such date we will either be required to enter in an agency relationship with another third-party that holds the required money transmitter licenses or obtain our own money transmitter licenses. We may not be able to enter into an agreement for such an agency relationship on terms that are favorable to us prior to the expiration of our agreement with IPS or at all. If we are unable to enter into such agreement, we may be unable to provide our cash advance services which would have a material adverse effect on our business and financial performance.
We are also considering obtaining our own money transmitter licenses. Many of the regulatory authorities that issue money transmitter licenses would require the posting of letters of credit or surety bonds to guaranty our obligations with respect to the negotiable instruments we would issue to gaming establishments to consummate credit card cash advance and POS debit card transactions. To post these letters of credit or surety bonds, we may need to obtain certain amendments or waivers of the terms of our senior secured credit facilities and we may need to partially secure our obligations under our senior subordinated notes. We may not be able to obtain our own money transmitter licenses. If we are unable to obtain such licenses prior to the expiration of our contract with IPS, we may be unable to complete credit card cash advance and POS debit card transactions, which would have a material adverse effect on our business and financial performance.
Check Warranty Services. We rely on TRS Recovery Services, Inc. (formerly known as TeleCheck Recovery Services, Inc.) (“TeleCheck”) to provide many of the check warranty services that our gaming establishment customers contract with us to use when cashing patron checks. Unless extended pursuant to its terms, our contract with TeleCheck expires on March 30, 2008 and we are currently negotiating the terms of a new contract with TeleCheck. Unless we and TeleCheck mutually agree to a new contract, we will need to make alternative arrangements for the provision of check warranty services and we may not have any continuing interest in those contracts that are executed directly between the gaming establishments and TeleCheck which may have a significant impact on revenues derived from check services. We may not be able to make such alternative arrangements on terms that are as favorable to us as the terms of our contract with TeleCheck, or on any terms at all. In addition, our Central Credit check warranty service, as currently deployed, uses risk analytics provided by third-party providers.
Authorizations and Settlement. We rely on USA Payments and USA Payment Systems, each of which is affiliated with M&C International, to obtain authorizations for credit card cash advances, POS debit card transactions, ATM cash withdrawal transactions and to provide settle transaction files to card associations for some of these transactions.
Card Association Sponsorship. We rely on Bank of America Merchant Services, which is affiliated with Bank of America Corporation, for sponsorship into the Visa U.S.A. and MasterCard card associations for domestic transactions at no cost to us through September 2010. We also rely on a foreign bank in each foreign jurisdiction in which we operate, for example Banco Weng Hang in Macau SAR, to process transactions conducted in these jurisdictions through the Visa International and MasterCard card associations.

ATM Cash Supply. We rely exclusively on Bank of America to supply cash for substantially all of our ATMs. Under our agreement, Bank of America is not obligated to supply us with more than $300 million in cash at any given time; however, to satisfy our ATM cash supply needs, Bank of America has regularly provided us with cash in excess of this limit. If Bank of America ever refuses to provide cash in excess of this $300 million limit, we would have an inadequate supply of cash for our ATMs.
Our agreement with Bank of America for the supply of ATM cash expires in June 2007. Upon the expiration of this agreement we need to obtain an adequate supply of cash for our ATMs from an alternate source. We may not be able to obtain such adequate supply of cash on terms that are favorable to us or at all. Our inability to obtain such adequate supply of cash from an alternate source would have a material adverse effect on our business and financial performance.
Software Development and System Support. We generally rely on Infonox, which is controlled by family members of our director Karim Maskatiya, and USA Payments and USA Payment Systems, each of which is affiliated with M&C International, for software development and system support. In addition, we rely on NRT for software development and system support related to 3-in-1 Enabled QuickJack Plus devices.
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
Money Transfers. We rely on Western Union Financial Services, Inc. to facilitate money transfers.
Arriva Card. We rely on CIT Bank (“CIT”) and Fiserv Solutions, Inc. (“Fiserv”) for the issuance, underwriting and processing of our private label credit card. Our contracts with these providers are for varying terms and provide early termination rights in the event of our breach of or the occurrence of an event of default under these contracts. Replacing any of these or other products and services we obtain from third parties could be materially disruptive to our operations. We may not be able to enter into contracts or arrangements with alternate providers on terms and conditions as beneficial to us as the contracts or arrangements with our current providers, or at all. A change in our business relationships with any of these third-party providers or the loss of their services or failed execution on their part could adversely affect our business, financial condition, results of operations or cash flows.
Certain providers upon whom we are dependent are under common control with M&C International, the loss of which could have a material adverse effect on our business.
We depend on services provided by USA Payments and USA Payment Systems, each of which is affiliated with M&C International, to provide many of the financial services that we offer to patrons. The interests of M&C International or its principals may not coincide with the interests of the holders of our common stock and such principals may take action that benefits themselves or these entities to our detriment. For example, M&C International’s principals could cause any of these entities to take actions that impair the ability of these entities to provide us with the services they provide today or that reduce the importance of us to them in the future. M&C International’s principals could dispose of their interests in these entities at any time and the successor owner or owners of such interests may not cause such entities to treat us with the same importance as they treat us today. Any loss of the services of these entities could adversely impact our business. During the years ended December 31, 2006 and 2005, we incurred costs and expenses from USA Payments and USA Payment Systems of an aggregate of $4.2 million, and $4.0 million, respectively. We also depend on services provided by Infonox, which is controlled by family members of our director Karim Maskatiya. These familial relationships may provide Mr. Maskatiya with influence over Infonox, presenting the same risks with respect to Infonox as those described above with respect to USA Payments and USA Payment Systems.

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
For example, the commercial success of our TODD cashless gaming product and EDITH depends upon the continued viability of the cashless gaming market segment. A curtailment in the prevalence of cashless gaming opportunities as a result of legislative action, responsible gaming pressures or other factors beyond our control would threaten the commercial success of our cashless gaming products and services. TODD required extensive laboratory testing and certification and to date has only been approved for use in one gaming establishment, and EDITH has been approved by only one regulatory authority.
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
We may not be successful in our entry into the consumer credit business through the Arriva Card.
Through our wholly-owned subsidiary, Arriva, and together with CIT, a licensed banking institution, and Fiserv, a credit processing service organization, we have entered the consumer credit business through the issuance of the Arriva Card, a private label credit card. We have entered into an agreement with CIT whereby it issues the card, extends the credit to the cardholder, and maintains a revolving credit account for the cardholder. When a customer uses the Arriva Card for a transaction, CIT extends credit to the patron for the face amount of transaction and the fee charged by the gaming establishment and acquires the receivable from the customer. Arriva has the option to purchase the originated receivable from CIT at any time between three and 180 days from the date the customer first borrows using the Arriva Card. CIT has the right to require Arriva to purchase any receivables that have a first payment default, cardholder death or bankruptcy during the first 180 days from acquisition, and CIT will require Arriva to purchase the net amount of all such receivables 180 days after acquisition. This means that we will bear the credit risk of any cardholders’ non-payment.
The provision of the Arriva Card is a different business from the processing of credit card transactions. In our current credit card cash advance business, we assume no consumer credit risk other than chargeback risk, which we are exposed to in only an indirect way. Under the terms of our agreement with CIT, we will effectively bear the credit risk of providing credit to the consumer. We will bear the risk of making payment to merchants for all transactions using the card within a very short time of the transaction, and we will generally be able to recover those funds from the consumer no sooner than the end of the current monthly statement cycle. We may not be able to collect those funds from consumers due to non-payment of amounts owed, death or bankruptcy of the cardholder or the cards being used to perpetuate fraud. To the extent that we are unable to recover those funds we will record a loss, and if the loss is significant it could have a material adverse effect on our results of operations and financial condition.
The issuance of credit cards involves assessing an applicant’s creditworthiness to determine his or her ability and inclination to repay any funds borrowed using the card. We will effectively bear the risk of this assessment for each of the Arriva Cards issued by CIT. We have no experience in making such credit decisions. We may not be able to attract or retain qualified employees with consumer credit underwriting experience. Even if we are successful in attracting such employees, we may not make credit underwriting decisions that will result in tolerable credit losses.
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

By providing the Arriva Card to consumers, we are subject to a variety of regulations that have not affected us in the past. While we have initially contracted with CIT for purposes of card issuance and receivables acceptance, such relationship may be discontinued at any time in accordance with the terms of our contract. If that were to happen, we would be required find another licensed banking institution or to become licensed in those jurisdictions in which we wanted the Arriva Card to be issued. We may not receive such licenses and, even if we do, we may be required to provide letters of credit or surety bonds to support our obligations in those markets and those letters of credit and surety bonds may reduce our overall borrowing capacity. By providing the Arriva Card to consumers, we also have become subject to a variety of state and federal laws governing collection practices, and such collection regulations may impede or even prevent our ability to collect amounts owed to us. These regulations include, but are not limited to, the Federal Truth in Lending Act and Regulation Z and the Equal Credit Opportunity Act and Regulation B. In addition, by providing the Arriva Card to consumers, we have become subject to an extensive array of federal and state statutes and regulations applicable to consumer lending including, but not limited to, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act.
The credit card business is very complex from an operational perspective in that it involves the mailing of statements and the receipt and posting of credits for many cardholders. We have no experience in the management of credit accounts. The credit card business also involves resolving inquiries from and providing customer service to cardholders. Our experience in doing these functions is on a scale much smaller than we may be exposed to if use of the Arriva Card grows. We have contracted with Fiserv, a company that has experience in managing large-scale credit card operations, but we may not be able to sustain such a relationship.
The credit card business may be perceived differently by investors from the business we currently perform and, even if we are successful in earning significant profits in the credit card business, investors may assign a lower valuation multiple to the credit card operations than to our historical business. This may result in a decrease in valuation of the Company, which may lead to a decline in the price of our common stock.
Conflicts of interest may arise in connection with the issuance of credit cards by Arriva to our officers and directors.
We have amended our corporate governance guidelines and code of business conduct to permit our officers and directors and their immediate family members to hold the Arriva Card. The use of the Arriva Card by our officers and directors, or their immediate family members, may be viewed as personal loans made by us to such individuals. The failure of any officer or director to fully and timely pay the balance on an Arriva Card account may create a conflict between such individual’s interest as a cardholder-debtor and such individual’s interest as an officer or director of the card issuer-creditor.
Our products and services are complex, depend on a myriad of complex networks and technologies and may be subject to software or hardware errors or failures that could lead to an increase in our costs, reduce our revenues or damage our reputation.
Our products and services, and the networks and third-party services upon which our products and services are based, are complex and may contain undetected errors or may suffer unexpected failures. We are exposed to the risk of failure of our proprietary computer systems, many of which are deployed, operated, monitored and supported by Infonox, which we do not control. We rely on Infonox to detect and respond to errors and failures in our proprietary computer systems. We rely on NRT for software development and system support of the 3-in-1 Enabled QuickJack Plus devices. We are exposed to the risk of failure of the computer systems that are owned, operated and managed by USA Payments Systems, which we do not control. USA Payment Systems owns the data centers through which most of our transactions are processed, and we rely on USA Payment Systems to maintain the security and integrity of our transaction data, including backups thereof. We also are exposed to the risk of failure of card association and electronic funds transfer networks that are used to process and settle our transactions. These networks, which are owned and operated by others, are subject to planned and unplanned outages and may suffer degradations in performance during peak processing times. Finally, we are subject to the risk of disruption to, or failure of, the telecommunications infrastructure upon which the interfaces among these systems are based. All of these systems and networks, upon which we rely to provide our services, are potentially vulnerable to computer viruses, physical or electronic break-ins, natural disasters and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete patron transactions. The occurrence of these errors or failures, disruptions or unauthorized access could adversely affect our sales to customers, diminish the use of our cash access products and services by patrons, cause us to incur significant repair costs, result in our liability to gaming establishments or their patrons, divert the attention of our development personnel from product development efforts, and cause us to lose credibility with current or prospective customers or patrons.

We may not successfully enter new markets.
If and as new and developing domestic markets develop, competition among providers of cash access products and services will intensify. If we attempt to enter these markets, we will have to expand our sales and marketing presence in these markets. In competitive bidding situations, we may not enjoy the advantage of being the incumbent provider of cash access products and services to gaming establishments in these new markets and developers and operators of gaming establishments in these new markets may have pre-existing relationships with our competitors. We may also face the uncertainty of compliance with new or developing regulatory regimes with which we are not currently familiar and oversight by regulators that are not familiar with us or our business. Each of these risks could materially impair our ability to successfully expand our operations into these new and developing domestic markets.
Attempting to enter international markets in which we have not previously operated may expose us to political, economic and regulatory risks not faced by businesses that operate only in the United States. The legal and regulatory regimes of foreign markets and their ramifications on our business are less certain. Our international operations will be subject to a variety of risks, including different regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, higher rates of fraud, fluctuations in currency exchange rates, difficulty in enforcing contracts, political and economic instability and potentially adverse tax consequences. For example, our proposed entry into Macau SAR is subject to our receipt of approvals, licenses or waivers by or from the Monetary Authority of Macau, the Macau Gaming Commission and the Macau Gaming Inspection and Coordination Bureau. We may not receive all of such approvals, licenses or waivers in a timely manner, or at all. If we do not receive all of such approvals, licenses or waivers we will not be able to undertake all of our proposed operations in Macau SAR. Similar difficulties in obtaining approvals, licenses or waivers from the monetary and gaming authorities of other jurisdictions, in addition to other potential regulatory and quasi-regulatory issues that we have not yet ascertained, may arise in other international jurisdictions into which we attempt to enter. In these new markets, our operations will rely on an infrastructure of financial services and telecommunications facilities that may not be sufficient to support our business needs, such as the authorization and settlement services that are required to implement electronic payment transactions and the telecommunications facilities that would enable us to reliably connect our networks to our products at gaming establishments in these new markets. These risks, among others, could materially adversely affect our business and operating results. In connection with our expansion into new international markets, we may forge strategic relationships with business partners to assist us. The success of our expansion into these markets therefore may depend in part upon the success of the business partners with whom we forge these strategic relationships. If we do not successfully form strategic relationships with the right business partners or if we are not able to overcome cultural differences or differences in business practices, our ability to penetrate these new international markets will suffer.
We are also subject to the risk that the domestic or international markets that we attempt to enter or expand into may not develop as quickly as anticipated, or at all. The development of new gaming markets is subject to political, social, regulatory and economic forces beyond our control. The expansion of gaming activities in new markets can be very controversial and may depend heavily on the support and sponsorship of local government. Changes in government leadership, failure to obtain requisite voter support in referendums, failure of legislators to enact enabling legislation and limitations on the volume of gaming activity that is permitted in particular markets may inhibit the development of new markets.
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
We depend upon the ability and experience of two key members of senior management who have substantial experience with our operations and the gaming patron cash access industry. We are highly dependent on the involvement of Kirk Sanford, our President and Chief Executive Officer, and Harry Hagerty, our Chief Financial Officer. Other than Messrs. Sanford and Hagerty and Kathryn Lever, our General Counsel, none of our executive officers have employment agreements with us. The loss of Mr. Sanford or Mr. Hagerty would have a material adverse effect on our business. We currently have a $2.0 million key-man life insurance policy in effect on Mr. Sanford with the Company as the beneficiary.
Our future success depends upon our ability to attract, train and retain key managers involved in the development, operation and marketing of our products and services to gaming establishments. We may need to increase the number of key managers as we further develop our products and services and as we enter new markets and expand in existing markets. Our ability to enter into contracts with gaming establishments depends in large part on the relationships that our key managers have formed with management-level personnel of gaming establishments. Competition for individuals with such relationships is intense, and we may not be successful in recruiting such personnel. In addition, we may not be able to retain such individuals as they may leave our company and go to work for our competitors. Our sales efforts would be particularly hampered by the defection of personnel with long-standing relationships with management-level personnel of gaming establishments. If we are unable to attract or retain key personnel, our business, financial condition, operating results and liquidity could be materially adversely affected.
The loss of our sponsorship into the Visa U.S.A., Visa International and MasterCard card associations could have a material adverse effect on our business.
We cannot provide cash access services involving VISA cards and MasterCard cards in the United States without sponsorship into the Visa U.S.A. and MasterCard card associations. Bank of America Merchant Services currently sponsors us into the card associations at no cost to us. Bank of America Merchant Services began this sponsorship of us into the card associations in 1998 when it held a significant ownership interest in us. When Bank of America Merchant Services sold its interest in us in 2000, Bank of America Merchant Services agreed to continue its sponsorship of us at no cost to us conditioned upon First Data’s continued indemnification of Bank of America Merchant Services for any losses it may suffer as a result of such sponsorship. When we redeemed First Data’s ownership interest in us in 2004, First Data agreed to continue to indemnify Bank of America Merchant Services for any losses it may suffer as a result of sponsoring us into the card associations through September 2010. First Data will have the right to terminate its indemnification obligations prior to September 2010 in the event that we breach indemnification obligations that we owe to First Data, in the event that we incur chargebacks in excess of specified levels, in the event that we are fined in excess of specified amounts for violating card associations’ operating rules, or in the event that we amend the sponsorship agreement without First Data’s consent.
In the event that First Data terminates its indemnification obligations and as a result we lose our sponsorship by Bank of America Merchant Services into the card associations, we would need to obtain sponsorship into the card associations through another member of the card associations that is capable of supporting our transaction volume. We would not be able to obtain such alternate sponsorship on terms as favorable to us as the terms of our current sponsorship by Bank of America Merchant Services, which is at no cost to us. We may not be able to obtain alternate sponsorship at all. Our inability to obtain alternate sponsorship on favorable terms or at all would have a material adverse effect on our business, operating results and liquidity.
We cannot provide cash access services involving VISA cards and MasterCard cards outside of the United States without a processing agreement with or sponsorship into the Visa International and MasterCard card associations by a bank in each foreign jurisdiction in which we conduct cash access transactions. We are currently a party to processing agreements or sponsored into these card associations by foreign banks in each of the foreign jurisdictions in which we conduct cash access transactions. In the event that any foreign bank that currently is a party to such processing agreement or sponsors us into these card associations terminates such processing agreement or its sponsorship of us, we would need to obtain a processing agreement or sponsorship into the card associations through another foreign bank that is capable of supporting our transaction volume in the relevant jurisdiction. For example, in early 2005 we were notified that Bank of America is not authorized to sponsor us in some Caribbean markets. We paid a $25,000 fine to one of the card associations in connection with this non-compliant practice and entered into an alternate processing arrangement. We may not be able to obtain alternate sponsorship or processing arrangements in any region on terms as favorable to us as the terms of our current sponsorship by or processing arrangements with foreign banks, or at all. Our inability to obtain alternate sponsorship or processing arrangements on favorable terms or at all could have a material adverse effect on our business and operating results.

An unexpectedly high level of chargebacks, as the result of fraud or otherwise, could adversely affect our cash advance business.
When patrons use our cash access services, we either dispense cash or produce a negotiable instrument that can be exchanged for cash. If a completed cash access transaction is subsequently disputed and if we are unsuccessful in establishing the validity of the transaction, we may not be able to collect payment for such transaction and such transaction becomes a chargeback. One of the major credit card associations has allowed us to complete credit card cash advance transactions at our ACMs so long as we assume chargeback liability for any transaction in which we do not obtain a contemporaneous cardholder signature, which may result in increased chargeback liability. An increased level of chargebacks could have a material adverse effect on our business or results of operations. Moreover, in the event that we incur chargebacks in excess of specified levels, First Data will have the right to terminate its indemnification obligations to Bank of America Merchant Services, and we could lose our no-cost sponsorship into the card associations. In addition, in the event that we incur chargebacks in excess of specified levels, we could be censured by the card associations by way of fines or otherwise.
In certain foreign regions in which we currently operate or may operate in the future, new card security features have been developed as a fraud deterrent. An example of such feature is known as chip-and-pin, which requires merchant terminals to be capable of obtaining an authorization through a chip-and-pin entry mode in addition to traditional magnetic stripe and keyed entry modes. Currently, we are in the process of upgrading our devices to accept these new technologies. In the interim, we are exposed to potential additional chargeback risks arising from our inability to fully integrate these new card security features. Additionally, we intend to provide our services in international markets in which we have not previously operated and have no experience as to chargebacks. Accordingly, we may be exposed to higher than anticipated chargeback liability, which could have a material adverse effect upon our business or results of operations.
A material increase in market interest rates or changing regulations could adversely affect our ATM business.
We obtain a supply of cash for our ATMs from Bank of America. Pursuant to our contract with Bank of America, we are obligated to pay a monthly fee that is based upon the amount of cash used to supply our ATMs and a market interest rate. Assuming no change in the amount of cash used to supply our ATMs, an increase in market interest rates will result in an increase in the monthly fee that we must pay to obtain this supply of cash, thereby increasing our ATM operating costs. Any increase in the amount of cash required to supply our ATMs would magnify the impact of an increase in market interest rates. An increase in interest rates may result in a material adverse effect on our financial condition and operating results. For the year ended December 31, 2006 and 2005, we paid approximately $15.7 million and $10.2 million, respectively, in aggregate fees to Bank of America for this supply of cash.
Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs and our ability to surcharge cardholders who use our ATMs. These regulations may impose significant burdens on our ability to operate ATMs profitably in some locations, or at all. Moreover, because these regulations are subject to change, we may be forced to modify our ATM operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide ATM services at gaming establishments.
An unexpected increase in check warranty expenses could adversely affect our check warranty business.
We currently rely on TeleCheck to provide check warranty services to many of our customers. When a gaming establishment obtains an authorization from TeleCheck pursuant to its check warranty service, TeleCheck warrants payment on the patron’s check. If the patron’s check is subsequently dishonored upon presentment for payment, TeleCheck purchases the dishonored check from the gaming establishment for its face amount. Pursuant to the terms of our contract with TeleCheck, we share a portion of the loss associated with these dishonored checks. Although this contract limits the loss percentage of the dishonored checks to which we are exposed, there is no limit on the aggregate dollar amount to which we are exposed, which is a function of the face amount of checks warranted. TeleCheck manages and mitigates these dishonored checks through the use of risk analytics and collection efforts, including the additional fees that it is entitled to collect from check writers of dishonored checks. During the year ended December 31, 2006 and 2005, our warranty expenses with respect to TeleCheck’s check warranty service were $8.4 million and $10.8 million, respectively. We have no control over TeleCheck’s decision to warrant payment on a particular check and we have limited visibility into TeleCheck’s collection activities. As a result, we may incur an unexpectedly high level of check warranty expenses at any time, and if we do, we may suffer a material adverse effect to our business or results of operations.

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
We operate our business primarily through equipment, including Casino Cash Plus 3-in-1 ATMs, ACMs and QuikCash kiosks, which we install on the premises of gaming establishments and that patrons use to access cash for gaming. Accordingly, a substantial portion of our physical assets are located in locations beyond our direct control. Our business may be adversely affected by any damage to or loss of equipment that we install at gaming establishments or the cash contained therein resulting from theft, vandalism, terrorism, flood, fire or any other natural disaster. Any losses or damage that we suffer may not be subject to coverage under our insurance policies.
In addition to these casualty losses, our business is exclusive to gaming establishments and is dependent on consumer demand for gaming. In the event of a natural disaster, the operations of gaming establishments could be negatively impacted or consumer demand for gaming could decline, or both, and as a result, our business could be disrupted. For example, we believe that our revenues and results of operations in Louisiana and Mississippi were reduced in 2006 from what we would otherwise have expected as a result of Hurricanes Katrina and Rita, and that reduction may continue in the future. Any interruption to our business resulting from a natural disaster will adversely affect our revenues and results of operations. We do not carry any business interruption insurance.
Failure to maintain an effective system of internal control over financial reporting may lead to our inability to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business, our reputation and the trading price of our stock.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. The Sarbanes-Oxley Act of 2002, as well as related rules and regulations implemented by the SEC, the New York Stock Exchange and the Public Company Accounting Oversight Board, have required changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), have increased our legal and financial compliance costs and made many activities more time-consuming and more burdensome.
In 2006, the Company was required for the first time to comply with Section 404. As a result of our review of our internal reviews in connection with Section 404, we identified material weaknesses in our internal control over financial reporting. The material weaknesses mean that there is more than remote risk that a material misstatement of our annual or interim financial statements would not be prevented or detected
The material weaknesses, as described in Part II, Item 9A, could cause us to fail to meet our reporting obligations, cause investors to lose confidence in our reported financial information, cause a decline or volatility in our stock prices, cause a reduction in our credit ratings or tarnish our public perception. Also, increased expenses due to remediation costs and increased regulatory scrutiny are also possible. Moreover, we run the risk of further non-compliance by not successfully remediating the weaknesses in a timely manner, which could adversely affect our financial condition or results of operations. Inadequate internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our reputation.

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
We provide our cash access products and related services exclusively to gaming establishments for the purpose of enabling their patrons to access cash. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity, and participation in discretionary leisure activities has in the past and may in the future decline during economic downturns because consumers have less disposable income. Therefore, during periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. Gaming activity may also decline based on changes in consumer confidence related to general economic conditions or outlook, fears of war, future acts of terrorism, or other factors. A reduction in tourism could also result in a decline in gaming activity. Finally, a legislature or regulatory authority may prohibit or significantly restrict gaming activities in its jurisdiction. A decline in gaming activity as a result of these or any other factors would have a material adverse effect on our business and operating results. Changes in consumer preferences could also harm our business. Gaming competes with other leisure activities as a form of consumer entertainment and may lose popularity as new leisure activities arise or as other leisure activities become more popular. In addition, gaming in traditional gaming establishments competes with Internet-based gaming for gaming patrons, and due to regulatory concerns, we have elected not to participate in the Internet gaming market at this time. The popularity and acceptance of gaming is also influenced by the prevailing social mores and changes in social mores could result in reduced acceptance of gaming as a leisure activity. To the extent that the popularity of gaming in traditional gaming establishments declines as a result of either of these factors, the demand for our cash access services may decline and our business may be harmed.

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
The demand for our products and services is affected by new and evolving technology and industry standards. Cash access services are based on existing financial services and payment methods, which are also continually evolving. Our future success will depend, in part, upon our ability to successfully anticipate, develop and introduce new cash access services based on emerging financial services and payment methods. Stored value cards, Internet-based payment methods and the use of portable consumer devices such as personal digital assistants and mobile telephones are examples of evolving payment technologies that could impact our business. Our future success will depend, in part, upon our ability to successfully develop and introduce new cash access products and services and to enhance our existing products and services to respond to changes in technology and industry standards on a timely basis. The products or services that we choose to develop may not achieve market acceptance or obtain any necessary regulatory approval. In addition, alternative products, services or technologies may replace our products and services or render them obsolete. If we are unable to develop new products or services or enhance existing products or services in a timely and cost-effective manner in response to technological or market changes, our business, financial condition and operating results may be materially adversely affected.
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

The United Kingdom (“UK”) Gambling Act 2005 (the “Gambling Act”) has received Royal Assent and awaits an order of the UK Secretary of State entering it into force as law. As enacted, the Gambling Act could be interpreted to prohibit our provision of credit card cash advances and POS debit card transactions to patrons of gaming establishments located in the UK as early as September 2007. Such an interpretation would have a material adverse effect on our business, financial condition and operating results. We and certain of our gaming establishment customers in the UK are consulting with the UK Gambling Commission and the UK Department for Culture Media and Sport regarding the interpretation of the Gambling Act and the nature of any secondary regulations to be enacted by the Secretary of State for Culture, Media and Sport or conditions that may be imposed upon operators’ or premises’ licenses with a view to ensuring that services such as ours continue to be available in UK gambling establishments. If these efforts are not successful, we may be prohibited from providing one or more of our services in UK gaming establishments upon implementation of the Gambling Act.
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

In addition, some of the new products and services that we may develop cannot be offered in the absence of regulatory approval of the product or service or licensing of us, or both. For example, our TODD cashless gaming product has to date only been approved for use at one gaming establishment and cannot be used at any other location until we receive approval from the appropriate authority in such additional location. These approvals could require that we and our officers, directors or ultimate beneficial owners obtain a license or be found suitable and that the product or service be approved after testing and review. We may fail to obtain any such approvals in the future.
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
On July 5, 2006, Atlantic City casinos were forced to suspend their gaming operations due to the shutdown of the New Jersey Casino Control Commission. The New Jersey State government stopped non-essential governmental functions because the legislature had not adopted a new budget by the constitutional deadline. One such non-essential governmental function was the operation of the New Jersey Casino Control Commission, which regulates gaming in Atlantic City’s casinos. New Jersey State law prohibits the operation of casinos without the supervision of New Jersey Casino Control Commission employees, so the casinos were forced to suspend their gaming operations. Another shutdown of the New Jersey Casino Control Commission or a similar shutdown of a regulatory gaming body in another jurisdiction where we do business may disrupt our ability to do business and adversely affect our revenue and results of operations.
Many of the financial services that we provide are subject to extensive rules and regulations, which may harm our business.
Our Central Credit gaming patron credit bureau services are subject to the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003 and similar state laws. Our QuikCredit service and TeleCheck’s and our collection practices in connection with dishonored checks with respect to which TeleCheck or Central Credit has issued authorizations pursuant to TeleCheck’s or Central Credit’s check warranty service, are subject to the Fair Debt Collections Practices Act and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs and our ability to surcharge cardholders who use our ATMs. The cash access services we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. In most gaming establishments, our cash access services are provided through gaming establishment cashier personnel, in which case the gaming establishments are required to file CTRs and SARs. In a limited number of gaming establishments, we provide our cash access services directly to patrons at satellite cashiers or booths that we staff and operate, in which case we are required to file CTRs and SARs on a timely basis. Additionally, as of December 31, 2006, IPS commenced required notification of FINCen as to our agency relationship with IPS, which relationship was not previously reported to FINCen. As a result of such notification, we are required to commence the filing of SARs with respect to transactions completed at all gaming establishment at which our cash access services are provided and may be required to additionally file SARs with respect to transactions completed during the six month period at all such gaming establishments. If we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher or offer our QuikCredit service, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers. Our entry into the consumer credit business through the provision of the Arriva Card requires us to maintain a relationship with a licensed banking institution to issue Arriva Cards and subjects us to compliance with numerous state and federal laws governing consumer lending, debt collection practices and credit reporting. In addition, our relationship with IPS expires on December 31, 2009. On February 22, 2007, IPS’ parent company, First Data, announced that it will be exiting the official check and money order business over the course of the next two to three years. We are considering obtaining money transmitter licenses in many states, which would cause us to become subject to state licensing requirements and regulations governing money transmitters.

In the event that any regulatory authority determines that the manner in which we provide cash access services, patron marketing services, gaming patron credit bureau services or private label credit cards is not in compliance with existing rules and regulations, or the regulatory authorities adopt new rules or regulations that prohibit or restrict the manner in which we provide cash access services, patron marketing services, gaming patron credit bureau services or private label credit cards, we may be forced to modify the manner in which we operate, or stop processing certain types of cash access transactions, providing patron marketing services, gaming patron credit bureau services or private label credit cards altogether. We may also be required to pay substantial penalties and fines if we fail to comply with applicable rules and regulations. For example, if we fail to file CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with either the Bank Secrecy Act or the USA PATRIOT Act of 2001, we could be subject to substantial civil and criminal penalties. In addition, our failure to comply with applicable rules and regulations could subject us to private litigation. Any such actions could have a material adverse effect on our business, financial condition and operating results.
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
Finally, The UK Gambling Act has received Royal Assent and awaits an order of the UK Secretary of State entering it into force as law. As enacted, the Gambling Act could be interpreted to prohibit our provision of credit card cash advances and POS debit card transactions to patrons of gaming establishments located in the UK as early as September 2007. Such an interpretation would have a material adverse effect on our business, financial condition and operating results. We and certain of our gaming establishment customers in the UK are consulting with the UK Gambling Commission and the UK Department for Culture Media and Sport regarding the interpretation of the Gambling Act and the nature of any secondary regulations to be enacted by the Secretary of State for Culture, Media and Sport or conditions that may be imposed upon operators’ or premises’ licenses with a view to ensuring that services such as ours continue to be available in UK gambling establishments. If these efforts are not successful, we may be prohibited from providing one or more of our services in UK gaming establishments upon implementation of the Gambling Act.
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
Responsible gaming pressures can have a similar effect on us as governmental gaming regulation. Our ability to expand our business and introduce new products and services depends in part on the support of, or lack of opposition from, social responsibility organizations that are dedicated to addressing problem gaming. If we are unable to garner the support of responsible gaming organizations or if we face substantial opposition from responsible gaming organizations, we may face additional difficulties in sustaining our existing customer relationships, establishing new customer relationships, obtaining required regulatory approvals for new products or services, or providing our services into new markets each of which could have a material adverse effect on our business, financial condition and operating results.
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
The market price of our common stock could decline as a result of sales of additional shares of our common stock by us or our stockholders or the perception that these sales could occur. Certain stockholders have the right to require us to register their shares of our common stock. If we propose to register any of our securities under the Securities Act of 1933 either for our own account or for the accounts of other stockholders, subject to some conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock in the registered offering. In addition, holders of registration rights may require us on not more than five occasions to file a registration statement under the Securities Act of 1933 with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3 if and when we are eligible to use this form. We are required to pay the costs and expenses of the registration (other than underwriting discounts and commissions and fees) and sale of all such shares of common stock.
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
As of December 31, 2006, M&C International and entities affiliated with Summit Partners owned or controlled shares representing, in the aggregate, approximately 43.4% of the outstanding shares of our common stock. Accordingly, M&C International and these entities affiliated with Summit Partners will exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. M&C International’s and these entities’ ownership may have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them and even if they are not in the interests of other stockholders.

Conflicts of interest may arise because some of our directors are also principals or partners of our controlling stockholders.
Two of our directors are principals of M&C International and two of our other directors are partners and members of various entities affiliated with Summit Partners. We depend on services provided by entities affiliated with M&C International or its principals to provide many of the financial services that we offer to patrons. Summit Partners and its affiliates may invest in entities that directly or indirectly compete with us or companies in which they currently invest may begin competing with us. As a result of these relationships, when conflicts between the interests of M&C International or Summit Partners, on the one hand, and the interests of our other stockholders, on the other hand, arise, these directors may not be disinterested.
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

These provisions may have the effect of entrenching our management team and may deprive our stockholders of the opportunity to sell shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a premium could reduce the price of our common stock.
If we fail to attract or retain independent directors, we may face unfavorable public disclosure, a halt in the trading of our common stock and delisting from the New York Stock Exchange.
Under the Sarbanes-Oxley Act of 2002 and the rules and regulations of the New York Stock Exchange, we are required to establish and maintain a board of directors consisting of a majority of independent directors and an audit committee consisting entirely of independent directors. A majority of our directors satisfy the applicable independence requirements. In the future, if we fail to maintain a board of directors consisting of a majority of independent directors, or fail to maintain independent audit committee members, we will fail to comply with the corporate governance listing requirements of the New York Stock Exchange and the SEC, which we would be required to publicly disclose, which may in turn cause a reduction in the trading price of our common stock. In addition, our failure to comply with these corporate governance listing requirements may also result in a halt in the trading of our common stock and the delisting of our common stock from the New York Stock Exchange, which may result in there being no public market for shares of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our headquarters are located in a leased facility in Las Vegas, Nevada and consist of approximately 40,000 square feet of office space which is under a lease through April 2011. We operate remote sales offices in Atlantic City, New Jersey under a lease through August 2008 and in Macau SAR under a lease through March 2008. We believe that these facilities are adequate for our business as presently conducted.

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
Our common stock has traded on the New York Stock Exchange under the symbol “GCA” since September 23, 2005. Prior to that time, there was no public market for our stock. On March 15, 2007, there were 18 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
The following table sets forth for the indicated periods, the high and low closing sale prices per share of our common stock:

	Price Range
	High	Low
2005:

Third Quarter (commencing September 23, 2005)	$15.00	$14.01
Fourth Quarter	14.93	12.65
2006:
First Quarter	$17.52	$14.45
Second Quarter	19.49	15.01
Third Quarter	15.79	13.79
Fourth Quarter	16.52	14.76
On March 15, 2007, the closing sale price of our common stock on the New York Stock Exchange was $15.45.

Dividend Policy
We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain all our earnings to finance the growth and development of our business. Any future change in our dividend policy will be made at the discretion of our Board of Directors and will depend on contractual restrictions, our results of operations, earnings, capital requirements and other factors considered relevant by our Board of Directors. In addition, our senior secured credit facilities and the indenture governing our senior subordinated notes limit the ability of GCA to declare and pay cash dividends. Because we conduct our business entirely through GCA and its subsidiaries, as a practical matter these restrictions similarly limit our ability to pay dividends on our common stock.
Common Stock Repurchase Program
On February 6, 2007, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s issued and outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes.
Stock Performance Graph
The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Index and a Peer Group Index of companies that we believe operate in a similar manner to our operations for the fifteen months since our Company’s initial public offering of common shares. Our Peer Group Index is comprised of the common shares of the following companies: Euronet Worldwide Inc, Fidelity National Information Services, Inc., First Data Corporation, Global Payments Inc, International Game Technology and Shuffle Master Inc. The graph and table assume that $100 was invested on September 23, 2005 (the first day our common stock was publicly traded) in each of our common stock, the S&P 500 Index and our Peer Group Index, and that all dividends were reinvested. Research Data Group, Inc. furnished this data. Cumulative total stockholder returns for our common stock, the S&P 500 Index and our Peer Group are based on the calendar month end closing prices of the respective index.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements. Our selected consolidated financial data may not be indicative of our future financial condition or results of operations. The pro forma income tax amounts below have been calculated to reflect the taxes that would have been reported had we been subject to federal and state income taxes as a corporation during the periods presented.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Income Statement Data:	(amounts in thousands, except per share)
Revenues
Cash advance	$287,053	$235,055	$209,962	$186,547	$182,754
ATM	221,727	182,291	158,433	132,341	119,424
Check services	29,166	26,376	23,768	26,326	29,412
Central Credit and other revenues	10,202	10,358	10,840	10,500	10,303

Total revenues	548,148	454,080	403,003	355,714	341,893
Cost of revenues (exclusive of depreciation and amortization)	(389,251)	(308,481)	(270,095)	(232,457)	(216,649)
Operating expenses	(63,812)	(51,206)	(45,339)	(45,436)	(57,658)
Depreciation and amortization	(9,889)	(12,109)	(13,548)	(14,061)	(11,820)

Operating income	85,196	82,284	74,021	63,760	55,766
Interest expense, net (1)	(42,031)	(51,879)	(32,025)	(5,450)	(4,933)

Income before income tax (provision) benefit and minority ownership loss	43,165	30,405	41,996	58,310	50,833
Income tax (provision) benefit	(16,739)	(7,953)	212,422	(321)	(1,451)

Income before minority ownership loss	26,426	22,452	254,418	57,989	49,382
Minority ownership loss, net of tax (2)	183	139	137	400	1,040

Net income	$26,609	$22,591	$254,555	$58,389	$50,422

Earnings per share
Basic	$0.33	$0.49	$7.91	$1.81	$1.57
Diluted	$0.32	$0.30	$3.56	$0.82	$0.71
Weighted average number of common shares outstanding:
Basic	81,641	45,643	32,175	32,175	32,175
Diluted	81,921	74,486	71,566	71,500	71,500
Pro forma computation related to conversion to corporation for income tax purposes
Income before income tax benefit (provision) and minority ownership loss—historical	N/A	N/A	$41,996	$58,310	$50,833
Income tax provision—historical, exclusive of one-time tax benefit (3)	N/A	N/A	(10,443)	(321)	(1,451)
Pro forma income tax provision—unaudited (4)	N/A	N/A	(4,600)	(20,741)	(16,940)
Minority ownership loss — historical loss, net of tax	N/A	N/A	137	400	1,040

Pro forma net income	N/A	N/A	$27,090	$37,648	$33,482

Pro forma earnings per share
Basic	N/A	N/A	$0.84	$1.17	$1.04
Diluted	N/A	N/A	$0.38	$0.53	$0.47
Balance Sheet Data:
(at end of period)
Cash and cash equivalents	$40,919	$35,123	$49,577	$23,423	$57,584
Total assets	588,647	510,418	496,625	243,627	287,039
Total borrowings	274,480	321,412	478,250	—	—
Stockholders’ equity (deficiency) and members’ capital	132,157	94,484	(56,779)	199,247	202,271
Other Data:
Net cash provided by operating activities	$70,079	$38,585	$75,212	$33,471	$81,964
Net cash used in investing activities (5)	(17,061)	(17,860)	(4,861)	(7,047)	(9,750)
Net cash used in financing activities	(46,761)	(35,190)	(43,950)	(63,067)	(52,333)

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Other Data (unaudited):
Aggregate dollar amount processed (in billions):
Cash advance	$5.7	$4.7	$4.2	$3.8	$3.6
ATM	$12.3	$9.9	$8.4	$6.9	$6.2
Check warranty	$1.3	$1.1	$0.9	$1.0	$1.2
Number of transactions completed (in millions):
Cash advance	10.4	9.1	8.8	8.1	8.2
ATM	69.2	58.9	53.2	45.7	42.5
Check warranty	5.1	4.7	4.3	4.9	6.4

(1)	Interest expense, net, includes interest income and loss on early extinguishment of debt.

(2)	Minority ownership loss, net of tax, represents the portion of the loss from operations of IFT that is attributable to the 40% ownership interest in IFT, which is not owned by us.

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

The following table presents the computation of the pro forma income tax expense for all the periods presented (amounts in thousands):

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Income before income taxes, as reported	N/A	N/A	$41,996	$58,310	$50,833
Effective pro forma income tax rate	N/A	N/A	36.00%	36.12%	36.18%

Pro forma income tax expense	N/A	N/A	$15,119	$21,062	$18,391

(5)	In 2004, net cash used in investing activities includes $1.0 million of non-compete payments to two former executives.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
We are a provider of cash access products and related services to the gaming industry in the United States and several international markets. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including ATM cash withdrawals, credit card cash advances, POS debit cash advances, check cashing and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments.
We began our operations as a joint venture limited liability company among M&C International and entities affiliated with Bank of America Corporation and First Data in July 1998. In September 2000, Bank of America Corporation sold its entire ownership interest in us to M&C International and First Data. In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 and borrowed $260 million under senior secured credit facilities. Global Cash Access Holdings, Inc. was formed to hold all of the outstanding ownership interests of Global Cash Access, Inc. and has guaranteed the obligations under the senior secured credit facilities. A substantial portion of the proceeds of these senior subordinated notes and senior secured credit facilities were used to redeem all of First Data’s ownership interest in us and a portion of M&C International’s ownership interest in us through a recapitalization (the “Recapitalization”), in which Bank of America Corporation reacquired an ownership interest in us. In May 2004, we completed a private equity restructuring (the “Private Equity Restructuring”) in which M&C International sold a portion of its ownership interest in us to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a Delaware corporation.
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
ATM. ATM revenues are comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and reverse interchange fees paid to us by the patrons’ issuing banks. Cardholder surcharges are recognized as revenue when a transaction is initiated and reverse interchange is recognized as revenue on a monthly basis based on the total transactions occurring during the month. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount. The number of transactions completed at our ATMs and the average surcharge assessed to patrons have both increased in recent years, contributing to our revenue growth. We expect these trends to continue.

Check Services. Check services revenues are principally comprised of check warranty revenues and are generally based upon a percentage of the face amount of checks warranted. These fees are paid to us by gaming establishments. In some cases, gaming establishments pass on the fees to patrons. From 2002 to 2004, the face amount of checks warranted declined. In the fourth quarter of 2004, we introduced our Central Credit Check Warranty product, and its successful adoption in the marketplace has contributed to an increase in the face amount of checks warranted. This has been the principal reason that check services revenues increased in 2005 and 2006.
Central Credit and Other Revenues. Central Credit revenues are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated, while other revenues are primarily based on a fee for specific service performed.
Our principal costs and expenses include:
Cost of Revenues (exclusive of Depreciation and Amortization). Cost of revenues are costs and expenses directly related to the generation of revenue and exclude depreciation and amortization. For cash advance, ATM and, to a much lesser extent, check services, we pay a commission to the gaming establishment at which the transaction occurs. Commissions are the largest component of cost of revenues (exclusive of depreciation and amortization). We expect commissions to increase as a percentage of revenue as new contracts are signed or existing contracts are renewed. We pay credit card associations and POS debit networks interchange fees for services they provide in routing transactions through their networks. In addition, we pay fees to participate in various ATM networks. The amounts of these interchange fees are determined by the card associations and networks in their sole discretion, and are subject to increase in their discretion from time to time. Many of our cash advance contracts enable us to pass through to our gaming establishment customers, who may in turn pass through to patrons, the amount of any increase in interchange or processing fees. In the past, the major card associations have increased interchange rates at least annually, and they may do so in the future. We pay connectivity and processing fees to our network services providers. We incur warranty expense when checks that we have warranted through our Central Credit check warranty service or that TeleCheck has warranted through its check warranty service are dishonored upon presentment for payment. Our contract with TeleCheck limits our warranty expense for checks warranted by TeleCheck to a maximum percentage of the total face amount of dishonored checks. We have no limits on warranty expense for our Central Credit check warranty service. Other cost of revenues (exclusive of depreciation and amortization) consists primarily of costs related to delivering our Central Credit service and our patron marketing activities.
Operating Expenses. Operating expenses consist primarily of salaries and benefits, armored carrier expenses, bank fees, legal expenses, telecommunications expenses and the cost of repair and maintenance on our cash access devices.
Interest Income. We generate interest income on the amount of cash in our bank accounts and on cash that is deposited into accounts to settle our credit card cash advance and POS debit card transactions.
Interest Expense. Interest expense includes interest incurred on our senior secured credit facilities and our senior subordinated notes, and the amortization of deferred financing costs. Interest expense also includes the cash usage fees associated with the cash used in our ATMs.
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt includes the redemption premiums paid to retire our borrowings and the write-off of the deferred financing costs related to retired borrowings.
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
Minority Interest, Net of Tax. We operate IFT, a joint venture with IGT. We own 60% of the equity interests of IFT and IGT owns 40% of the equity interests. The joint venture was formed to develop and market cash access products using slot tickets. The minority interest shown on the consolidated financial statements reflects the addition to our net income of the 40% of IFT’s losses that are attributable to IGT net of the expected tax benefit associated with those losses.

Results of Operations
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
The following table sets forth the condensed consolidated results of operations for the years ended December 31, 2006 and December 31, 2005 (amounts in thousands):

	December 31, 2006		December 31, 2005
	$	%	$	%
Revenues
Cash advance	$287,053	52.4%	$235,055	51.8%
ATM	221,727	40.5	182,291	40.1
Check services	29,166	5.3	26,376	5.8
Central Credit and other revenues	10,202	1.9	10,358	2.3

Total revenues	548,148	100.0	454,080	100.0
Cost of revenues (exclusive of depreciation and amortization)	(389,251)	(71.0)	(308,481)	(67.9)
Operating expenses	(63,812)	(11.6)	(51,206)	(11.3)
Depreciation and amortization	(9,889)	(1.8)	(12,109)	(2.7)

Operating income	85,196	15.5	82,284	18.1

Interest income (expense), net	(42,031)	(7.7)	(51,879)	(11.4)

Income before income tax provision and minority ownership loss	43,165	7.9	30,405	6.7
Income tax provision	(16,739)	(3.1)	(7,953)	(1.8)

Income before minority ownership loss	26,426	4.8	22,452	4.9
Minority ownership loss, net of tax	183	0.0	139	0.0

Net income	$26,609	4.9%	$22,591	5.0%

Total Revenues
Total revenues for the year ended December 31, 2006 were $548.1 million, an increase of $94.1 million, or 20.7%, as compared to the year ended December 31, 2005. This increase was primarily due to the reasons described below.
Cash Advance. Cash advance revenue for the year ended December 31, 2006 was $287.1 million, an increase of $52.0 million, or 22.1%, as compared to the year ended December 31, 2005. This increase was primarily comprised of a 19.4% increase in credit card cash advance revenue and a 47.3% increase in POS debit card transaction revenue. The total amount of cash disbursed increased 22.2% from $4.7 billion to $5.7 billion and the number of transactions completed increased 14.4% from 9.1 million to 10.4 million. Revenue per cash advance transaction increased 6.8%, from $25.78 to $27.53.
ATM. ATM revenue for the year ended December 31, 2006 was $221.7 million, an increase of $39.4 million, or 21.6%, as compared to the year ended December 31, 2005. The increase was primarily attributable to a 17.4% increase in the number of transactions from 58.9 million to 69.2 million. Revenue per ATM transaction increased 3.9% from $3.09 to $3.21. There was a 24.0% increase in the total amount of cash disbursed from $9.9 billion to $12.3 billion.
Check Services. Check services revenue for the year ended December 31, 2006 was $29.2 million, an increase of $2.8 million, or 10.6%, as compared to the year ended December 31, 2005. The face amount of checks warranted increased 17.8% from $1.1 billion to $1.3 billion. The number of checks warranted increased 8.5% from 4.7 million to 5.1 million, while the average face amount per check increased from $242.08 to $262.70. Revenue as a percent of face amount was 2.09% in 2006 as compared to 2.19% for the year ended December 31, 2005, while revenue per transaction increased 3.4% from $5.31 to $5.49.

Central Credit and Other. Central Credit and other revenues for the year ended December 31, 2006, were $10.2 million, a decrease of $0.2 million, or 1.5%, as compared to the year ended December 31, 2005. The decrease was primarily a result of pricing concessions given to certain customers in connection with the signing of new contracts for cash access services.
Costs and Expenses
Cost of Revenues (exclusive of Depreciation and Amortization). Cost of revenues (exclusive of depreciation and amortization) increased 26.2% from $308.5 million to $389.3 million. The largest component of cost of revenues (exclusive of depreciation and amortization) is commissions, which increased 26.9% in 2006 as contracts were signed or renewed at higher commission rates than experienced in 2005. The second-largest component of cost of revenues (exclusive of depreciation and amortization) is interchange, which increased 26.0%, primarily due to the increase in cash advance transactions and volume. Warranty expenses, the third-largest component of cost of revenues (exclusive of depreciation and amortization) increased 14.8%. This increase was the result of the increased face amount of checks warranted, offset in part by a lower level of losses on check warranted in 2006. We expect that commissions and interchange will continue to increase, and we expect that in 2007 cost of revenues (exclusive of depreciation and amortization) will increase at a rate faster than revenues.
Operating Expenses. Operating expenses for the year ended December 31, 2006 were $63.8 million, an increase of $12.6 million, or 24.6%, as compared to the year ended December 31, 2005. Included in operating expenses in 2006 is $9.1 million in non-cash stock based compensation expense that was not recorded as expense in prior years, due to our grant of restricted stock in 2006 and our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, for equity awards to our employees, in 2006. Excluding the stock-based compensation expense in 2006, operating expenses in 2006 were $54.7 million, an increase of 6.8% over $51.2 million in 2005. Operating expenses increased in 2006 principally due to increases in expenses as a result of increased staffing and increased insurance expenses from our conversion to a public company. We also incurred additional payroll expenses from the addition of new booth locations. In 2006, the Company incurred $0.7 million of expenses in connection with a registered offering of common stock by certain of our shareholders and $0.2 million in expenses related to the settlement of litigation with a former customer. We expect that operating expenses will increase in 2007 at a rate of growth lower than the rate of growth in cost of revenues (exclusive of depreciation and amortization).
Depreciation and Amortization. Depreciation expense for the year ended December 31, 2006 was $4.4 million, a decrease of $2.4 million, or 35.9%, as compared to the year ended December 31, 2005. The decrease was primarily due to a certain fixed assets acquired as part of various acquisitions in 2000 and 2001, becoming fully depreciated in 2005 yet remaining in service. Amortization expense, which relates principally to computer software, customer contracts and our acquisition of the 3-in 1 rollover patent in the third quarter of 2005, increased $0.2 million from $5.3 million to $5.5 million in 2006 as compared to 2005.
Primarily as a result of the factors described above, operating income for the year ended December 31, 2006 was $85.2 million, an increase of $2.9 million, or 3.5%, as compared to the year ended December 31, 2005.
Interest Income (Expense), Net. Interest income (expense), net, was $42.0 million in 2006, a decrease of $9.9 million, or 19.0%, from $51.9 million in 2005. Interest income was $3.5 million in 2006, an increase of $1.7 million, or 91.9%, as compared to 2005, due primarily to higher interest rates in 2006 as compared to 2005. Interest expense for the year ended December 31, 2006, was $42.1 million, a decrease of $2.1 million, or 4.7%, as compared to December 31, 2005. Interest expense on borrowings (including amortization of deferred financing costs) was $26.4 million in 2006 as compared to $33.9 million in 2005. The decrease in interest expense was largely due to a lower average amount of outstanding indebtedness in 2006. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $15.7 million in 2006 as compared to $10.2 million in 2005, an increase of $5.4 million or 53.2%. The increase resulted primarily from increases in LIBOR on which those funds are priced to 5.4% in 2006 as compared to 3.7% in 2005. The average balance of ATM cash in 2006 was $289.2 million, compared to $276.9 million in 2005. In both 2006 and 2005, we incurred losses on early extinguishment of debt. The 2006 loss was $3.4 million resulting from the write-off of deferred financing fees from our refinancing of our senior secured indebtedness. The 2005 loss was $9.5 million which was comprised of a $7.2 million premium paid to retire $82.25 million of the Company’s senior subordinated notes and the write-off of $2.3 million of capitalized debt issuance costs associated with the retired notes. Assuming a constant level of LIBOR, we expect that interest income (expense), net will decline in 2007 as a result of lower anticipated levels of outstanding indebtedness.
Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $43.2 million for the year ended December 31, 2006, an increase of $12.8 million, or 42.0%, as compared to the prior year.

Income Tax. Income tax expense was $16.7 million for the year ended December 31, 2006. The increase in income tax expense during 2006 is primarily attributable to the higher level of taxable income as well as a higher effective US federal tax rate. The higher effective rate of 38.7% in 2006 was due the non-deductibility of the stock offering expenses incurred by the Company on behalf of certain selling shareholders as well as the non-deductibility of expense related to certain equity awards granted to our employees. Based on our belief that pretax income in 2007 will be higher than it was in 2006, we anticipate an effective tax rate of approximately 38.0% in 2007.
Primarily as a result of the foregoing, income before minority ownership loss was $26.4 million for the year ended December 31, 2006, an increase of $4.0 million, or 17.7%, as compared to the prior year.
Minority Ownership Loss, net of Tax. Minority ownership loss, net of tax, attributable to IFT for the year ended December 31, 2006 was $183 thousand, an increase of $44 thousand or 31.7% from $139 thousand for the year ended December 31, 2005. We expect that IFT will record a loss in 2007 as well.
Primarily as a result of the foregoing, net income was $26.6 million for the year ended December 31, 2006, an increase of $4.0 million, or 17.8%, as compared to the prior year.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
The following table sets forth the condensed consolidated results of operations for the years ended December 31, 2005 and December 31, 2004 (amounts in thousands):

	December 31, 2005		December 31, 2004
	$	%	$	%
Revenues
Cash advance	$235,055	51.8%	$209,962	52.1%
ATM	182,291	40.1	158,433	39.3
Check services	26,376	5.8	23,768	5.9
Central Credit and other revenues	10,358	2.3	10,840	2.7

Total revenues	454,080	100.0	403,003	100.0
Cost of revenues (exclusive of depreciation and amortization)	(308,481)	(67.9)	(270,095)	(67.0)
Operating expenses	(51,206)	(11.3)	(45,339)	(11.3)
Depreciation and amortization	(12,109)	(2.7)	(13,548)	(3.4)

Operating income	82,284	18.1	74,021	18.4

Interest income (expense), net	(51,879)	(11.4)	(32,025)	(7.9)

Income before income tax (provision) benefit and minority ownership loss	30,405	6.7	41,996	10.4
Income tax (provision) benefit	(7,953)	(1.8)	212,422	52.7

Income before minority ownership loss	22,452	4.9	254,418	63.1
Minority ownership loss, net of tax	139	0.0	137	0.0

Net income	$22,591	5.0%	$254,555	63.2%

Income before income tax (provision) benefit and minority ownership loss			$41,996	10.4%
Pro forma provision for income taxes			(15,043)	(3.7)
Minority ownership loss, net of tax			137	0.0

Pro forma net income			$27,090	6.7%

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
Check Services. Check services revenue for the year ended December 31, 2005 was $26.4 million, an increase of $2.6 million, or 11.0%, as compared to the year ended December 31, 2004. The face amount of checks warranted increased 20.0% from $0.9 billion to $1.1 billion. The number of checks warranted increased 7.7% from 4.3 million to 4.7 million, while the average face amount per check increased from $217.20 to $242.08. Revenue as a percent of face amount was 2.19% in 2005 as compared to 2.40% for the year ended December 31, 2004, and revenue per transaction increased 1.9% from $5.21 to $5.31. The increases in our check services business were directly attributable to the Central Credit Check Warranty product that was introduced in 2005. This product expands upon the services offered in our existing TeleCheck warranty product, and has allowed us to obtain some larger check cashing accounts.

Central Credit and Other. Central Credit and other revenues for the year ended December 31, 2005, were $10.4 million, a decrease of $0.5 million, or 4.4%, as compared to the year ended December 31, 2004. The decrease was primarily a result of pricing concessions given to certain customers in connection with the signing of new contracts for cash access services.
Costs and Expenses
Cost of Revenues (exclusive of Depreciation and Amortization). Cost of revenues (exclusive of depreciation and amortization) increased 14.2% from $270.1 million to $308.5 million. The largest component of cost of revenues (exclusive of depreciation and amortization) is commissions, and commissions increased 11.4% in 2005 as contracts were signed or renewed at higher commission rates than experienced in 2004. Included within commission expense is $1.6 million in commission payments to two customers regarding contract terms and conditions that we consider to be unusual in nature. The second-largest component of cost of revenues (exclusive of depreciation and amortization) is interchange; interchange expenses increased 19.8%. Warranty expenses, the third-largest component of cost of revenues (exclusive of depreciation and amortization) increased 35.6%. This increase was primarily the result of the introduction of the Central Credit Check Warranty Product that began full scale operations in 2005.
Operating Expenses. Operating expenses for the year ended December 31, 2005 were $51.2 million, an increase of $5.9 million, or 12.9%, as compared to the year ended December 31, 2004. This increase was primarily due to additional staffing requirements to support the Company’s additional responsibilities of being a publicly traded entity. Operating expenses for 2005 also included significant legal expenses associated with the Company’s patent infringement lawsuit regarding its “3-in-1 rollover” patent. For year ended December 31, 2005, legal fees incurred in this effort were $2.1 million.
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
Interest Income (Expense), Net. Interest Income (Expense), net, was $51.9 million in 2005, an increase of $19.9 million, or 62.0%, from $32.0 million in 2004. Interest income was $1.8 million in 2005, an increase of $0.5 million, or 37.7%, as compared to 2004. Interest expense for the year ended December 31, 2005, was $44.2 million, an increase of $10.8 million, or 32.5%, as compared to December 31, 2004. Interest expense on borrowings (including amortization of deferred financing costs) was $33.9 million in 2005 as compared to $27.6 million in 2004. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $10.2 million in 2005 as compared to $5.7 million in 2004, an increase of $4.5 million or 79.0%. The increase resulted primarily from increases in LIBOR on which those funds are priced. The loss on early extinguishment of debt of $9.5 million in 2005 was a result of the $7.2 million premium paid to retire $82.25 million of the Company’s senior subordinated notes and the write-off of $2.3 million of capitalized debt issuance costs associated with these borrowings.
Primarily as a result of the foregoing, income before income tax benefit (provision) and minority ownership loss was $30.4 million for the year ended December 31, 2005, a decrease of $11.6 million, or 27.6%, as compared to the prior year.
Income Tax. Income tax expense of $8.0 million for the year ended December 31, 2005, represents foreign income tax expense of $1.2 million, United States state and federal income tax expense of $9.9 million, and the benefit associated with the final adjustment to the value of the deferred tax asset created by the Recapitalization and the Private Equity Restructuring of $3.1 million.
Our determination of the amount of the deferred tax asset depended upon the gain reported by the sellers in both the Recapitalization and the Private Equity Restructuring. This adjustment was derived from information contained in the former partners’ final 2004 partnership income tax returns filed with the Internal Revenue Service in the fourth quarter of 2005.

Primarily as a result of the foregoing, income before minority ownership loss was $22.5 million for the year ended December 31, 2005, a decrease of $232.0 million, or 91.2%, as compared to the prior year.
Minority Ownership Loss, net of Tax. Minority ownership loss attributable to IFT for the year ended December 31, 2005 was $139 thousand, an increase of $2 thousand from $137 thousand for the year ended December 31, 2004.
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
Goodwill. We have approximately $156.8 million in net unamortized goodwill on our consolidated balance sheet at December 31, 2006 resulting from our acquisition of other businesses. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, was adopted in 2002 and requires an annual review of goodwill and other non-amortizing intangible assets for impairment. We completed our initial assessment for impairment of goodwill and determined that no impairment was necessary at that time. Our most recent annual assessment was performed as of October 1, 2006 and it was determined that no impairment adjustment was necessary at that time. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates, which could significantly affect our results of operations.
Income Taxes. We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. We account for income taxes under SFAS No. 109, Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based upon differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled.
The effect on the income tax provision and deferred tax assets and liabilities of a change in rates is recognized in income in the period that includes the enactment date. We believe that it is more likely than not that we will be able to utilize our deferred tax assets. Therefore we have not provided any valuation allowance against our recorded deferred tax assets.
Revenue Recognition. We recognize revenue when evidence of an arrangement exists, services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. We evaluate our revenue streams for proper timing of revenue recognition.
Cash advance revenue is comprised of upfront patron transaction fees assessed at the time the transaction is initiated and a percentage of the face amount of the cash advance. Cash advance revenue is recognized at the point that a negotiable money order instrument is generated by the gaming establishment cashier.
ATM revenue is comprised of upfront patron transaction fees assessed at the time the transaction is initiated and a percentage of interchange fees paid by the patron’s issuing bank. These issuing banks share the interchange revenue, or reverse interchange, with us to cover the costs we incur to acquire the ATM transaction. Upfront patron transaction fees are recognized when a transaction is authorized and reverse interchange is recognized on a monthly basis.

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
Recently Issued Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. We adopted SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, which is consistent with the terms of the award, or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, that is, the requisite service period (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. As a result of adopting SFAS No. 123(R) in 2006 we recognized $7.0 million of non-cash stock option expense, which is recorded in operating expenses in the 2006 consolidated statements of income.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, amending APB 29 (“SFAS No. 153”), which treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted this standard in 2006 and it did not have a material impact on our results of operations, financial position or cash flows.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect correction of errors made. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in 2006 and it did not have a material impact on our results of operations, financial position or cash flows.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140 (“SFAS No. 156”). This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose either of the Amortization or Fair Value subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; and requires separate presentation of servicing assets and servicing liabilities measured at fair value in the statement of financial position. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company adopted SFAS No. 156 on January 1, 2007 with no material effect on the consolidated financial statements.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances. SFAS No. 157 also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 eliminates the diversity in practice surrounding how public companies quantify financial statement misstatements and establishes an approach that requires quantification and assessment of misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related footnote disclosures. Adoption of SAB No. 108 by the Company, which was effective for fiscal years ending after November 15, 2006, did not have a material impact on the consolidated financial statements.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2006 and 2005, respectively:

	Years Ended December 31,
	2006	2005
Net cash provided by operating activities	$70,079	$38,585
Net cash used in investing activities	(17,061)	(17,860)
Net cash used in financing activities	(46,761)	(35,190)
Net effect of exchange rates on cash and cash equivalents	(461)	11

Net increase (decrease) in cash and cash equivalents	5,796	(14,454)
CASH AND CASH EQUIVALENTS—Beginning of period	35,123	49,577

CASH AND CASH EQUIVALENTS—End of period	$40,919	$35,123

Our principal source of liquidity is cash flows from operating activities, which were $70.1 million and $38.6 million for the years ended December 31, 2006 and 2005, respectively. The 2006 increase in net income of $4.0 million contributed to the increase in cash from operating activities, along with the change in our settlement receivables (net of settlement payables) of $13.7 million in 2006. Our cash flows from operating activities are influenced by changes in settlement and receivables and the timing of payments related to settlement liabilities. As a result, our cash flows from operating activities have changed and may in the future change substantially based upon the timing of our settlement liability payments. The change in accrued expenses and accounts payable was $6.6 million for 2006 and cash from operating activities included $9.1 million in non-cash stock based compensation as a result of non cash compensation expense recorded from our restricted stock awards and from adoption of SFAS No. 123(R) in 2006. Additionally, $8.7 million of the change in operating cash flows was the result of changes in our deferred income tax asset and $2.4 million in increases to our provision for bad debts was principally the result of increases in the warranty expense reserves related to our Central Credit check warranty product.
Net cash used in investing activities totaled $17.1 million and $17.9 million for the years ended December 31, 2006 and 2005, respectively. Included in net cash used in investing activities were funds spent on software and software development in the amounts of $1.5 million and $0.6 million, and funds spent on the procurement of cash access equipment, computer and other hardware in the amounts of $14.2 million and $6.5 million for the years ended December 31, 2006 and 2005, respectively. Additionally in 2006, we had $1.4 million in cash and cash equivalents that was reclassified as restricted cash and cash equivalents as a result minimum deposit requirements of $0.4 million for certain of our sponsorship agreements in the Caribbean, and $1.0 million in minimum cash balances required pursuant to the Revolving Loan Product Program Agreement entered into in March 2006 between CIT and Arriva. In 2005 we paid $10.0 million for the purchase of the “3-in-1 rollover” patent from USA Payments. We have met our capital requirements to date through cash flows from operating activities.

Net cash used in financing activities was $46.8 million and $35.2 million for the years ended December 31, 2006 and 2005, respectively. Net cash used in financing activities in 2006 is the result of $48.5 million in net repayments on borrowings (which include debt repayments, payments for debt issuance costs and borrowings under our senior secured credit facility) primarily due to the refinancing in the fourth quarter of 2006. Additionally, in 2006, we received proceeds of $1.5 million from employees related to stock options exercises under our equity compensation programs and $0.2 million in minority capital contributions. In 2005, we completed an initial public offering of our common stock that resulted in net proceeds, after underwriting discounts and commissions, of $128.9 million. We utilized these proceeds and existing cash balances to repay $157.2 million in scheduled and voluntary debt principal and debt issuance costs incurred in connection with the amendment of our senior secured credit facility.
Borrowings
On November 1, 2006, GCA and Holdings entered into a Second Amended and Restated Credit Agreement with certain lenders, Bank of America, as Administrative Agent and Wachovia Bank, N.A., as Syndication Agent (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement amended and restated the First Amended and Restated Credit Agreement that previously governed the terms of GCA’s existing senior secured credit facilities to provide for a $100.0 million term loan facility and a $100.0 million five-year revolving credit facility, with a $25.0 million letter of credit sublimit and a $5.0 million swingline loan sublimit. The Second Amended and Restated Credit Agreement also contains an increase option permitting GCA to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $150.0 million in additional term loan or revolving credit commitments.
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
Principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2011. GCA may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to certain qualifications set forth in the Second Amended and Restated Credit Agreement. Furthermore, the Second Amended and Restated Credit Agreement contains mandatory prepayment provisions which, under certain circumstances, obligate GCA to apply defined portions of its cash flow to prepayment of the senior secured credit facilities.
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
The Second Amended and Restated Credit Agreement resulted in the write-off of $3.4 million of remaining capitalized deferred financing costs associated with the First Amended and Restated Credit Agreement in the fourth quarter of 2006. As of December 31, 2006, the remaining capitalized deferred financing costs associated with the Second Amended and Restated Credit Agreement were $1.4 million.
On March 10, 2004, we completed a private placement offering of $235.0 million of 8 3/4% senior subordinated notes due 2012 (the “Notes”). All of Global Cash Access, Inc.’s existing and future domestic wholly owned subsidiaries are guarantors of the Notes on a senior subordinated basis. In addition, effective upon the closing of our initial public offering of common stock, Holdings guaranteed, on a subordinated basis, all of Global Cash Access, Inc.’s obligations under the Notes.
Interest on the Notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. On October 31, 2005, $82.25 million or 35% of these Notes were redeemed at a price of 108.75% of face, out of the net proceeds from our initial public offering. The Company may redeem all or a potion of the Notes at redemption prices of 104.375%, on or after March 15, 2008, 102.188% on or after March 15, 2009, or 100.000% on or after March 15, 2010.

The following is a summary of our contractual cash obligations as of December 31, 2006, including our senior subordinated notes and our senior secured credit facilities:

Contractual Cash Obligations			2 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
	(amounts in thousands)
Long-term debt obligations	$274,480	$1,000	$2,000	$118,730	$152,750
Estimated interest obligations (1)	112,372	21,526	42,874	41,289	6,683
Operating lease obligations	2,126	518	974	634	—
Purchase obligations (2)	17,362	2,731	4,682	4,682	5,267

Total cash obligations (3)	$406,340	$25,775	$50,530	$165,335	$164,700

(1) Estimated interest payments are computed using the interest rate in effect at December 31, 2006 multiplied by the principal balance outstanding after scheduled principal amortization payments. For the senior secured credit facility and the senior subordinated notes the rates assumed are 6.73% and 8.75%, respectively.
(2) Included in purchase obligations are minimum transaction processing services from USA Payments, a company controlled by the principals of M&C, minimum volume originations and operating expenses under our agreements with CIT and minimum account maintenance charges under our Fiserv agreement.
(3) We have entered into three year employment contracts with certain of our executive officers that will expire over the next two years. Significant contract provisions include minimum annual base salaries, bonus compensation, and non-compete provisions. These contracts are “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract. As of December 31, 2006, minimum aggregate severance benefits totaled $1.8 million. We have excluded these obligations under employment contracts from the totals presented in this table as the amount and timing of the amount settled in cash is not known.
Deferred Tax Asset
At December 31, 2006, we had a net deferred income tax asset of a $191.7 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our income for financial accounting and tax purposes. This difference results from a significant balance of Acquired Goodwill (approximately $686 million) which is recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $45.7 million lower for tax purposes than for financial accounting purposes. At an estimated effective tax rate of 38%, this results in tax payments being approximately $17.4 million less than the provision for income taxes shown on the income statement for financial accounting purposes. This is an expected aggregate of $214.4 million in cash savings over the remaining 13 year life of the deferred tax asset related to the conversion.
Other Liquidity Needs and Resources
On September 23, 2005, we completed an initial public offering of 9.0 million shares of common stock, and on October 12, 2005, the underwriters exercised their over allotment option to purchase an additional 1.1 million shares of our common stock. The total proceeds to us from the offering (after deducting underwriting discounts and commissions) were $130.9 million. We used $90.3 million of these proceeds to redeem senior subordinated notes (including a redemption premium and accrued interest), $10.0 million to acquire ownership of the “3-in-1 rollover” patent, and $20.0 million to voluntarily prepay amounts due under the term loan portion of our senior secured credit facility. In December 2005, the remaining $10.5 million of the initial public offering proceeds and cash balances on hand were utilized to prepay an additional $15.0 million of amounts due under the term loan portion of our senior secured credit facility.

Bank of America supplies us with currency needed for normal operating requirements of our ATMs pursuant to a Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by the average LIBOR one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that applicable LIBOR increases. As of December 31, 2006, the rate in effect, inclusive of the 25 basis points margin, was 5.7%, and the currency supplied by Bank of America pursuant to this agreement was $396.8 million.
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
We operate IFT, a joint venture with IGT. We own 60% of the equity interests of IFT and IGT owns 40%. The joint venture was formed to develop and market cash access products using slot tickets. Pursuant to the terms of our agreement with IGT, we are obligated to contribute up to our pro rata share of $10.0 million in capital to IFT. Our obligation to contribute additional capital in IFT is conditioned upon capital calls, the necessity of which are determined in our sole discretion. As of December 31 2006, we had contributed a total of $4.0 million in IFT.
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
Off-Balance Sheet Arrangements
Bank of America Amended Treasury Services Agreement. We obtain currency to meet the normal operating requirements of our domestic ATMs and ACMs pursuant to the Amendment of the Treasury Services Agreement with Bank of America. Under this agreement, all currency supplied by Bank of America remains the sole property of Bank of America at all times until it is dispensed, at which time Bank of America obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At December 31, 2006, the total currency obtained from Bank of America pursuant to this agreement was $396.8 million. Because Bank of America obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America for cash usage pursuant to the Amendment of the Treasury Services Agreement are reflected as interest expense in our financial statements. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Arriva. The Arriva Card is a private-label revolving credit card that provides gaming patrons with access to credit in gaming establishments. Pursuant to the Receivables Sale Agreement and the Revolving Loan Product Program Agreement entered into in March 2006 between CIT and Arriva, CIT is the legal issuer of the Arriva Cards marketed by Arriva.
When a customer uses the Arriva Card for a transaction, CIT extends credit to the patron for the face amount of transaction and the fee charged by the gaming establishment and acquires the receivable from the customer. On a monthly basis, CIT is entitled to receive Interim Interest, which is a fee based on the average balance of receivables multiplied by an interest rate. The interest rate is computed based upon the amount of time that CIT has this receivable outstanding. As of December 31, 2006, the interest is determined as the one-month LIBOR plus 225 basis points, or approximately 7.6%. Arriva has the option to purchase the originated receivable from CIT at any time between three and 180 days (the “Holding Period”) from the date the customer first borrows using the card. CIT has the right to require Arriva to purchase any receivables that have a first payment default, cardholder death or bankruptcy during the first 180 days from acquisition, and CIT will require Arriva to purchase the net amount of all such receivables 180 days after acquisition. Arriva is entitled to receive all fees and interest income associated with the receivable. These are included within Other Revenues in the consolidated statements of income and the receivables from the patrons for this revenue are recorded as part of other receivables, net in the consolidated balance sheets.

As of December 31, 2006, CIT had $9.9 million in outstanding receivables from transactions performed on Arriva Cards. For the year ended December 31, 2006, Arriva has purchased $0.1 million in receivables from CIT for customer receivables that have had a first payment default, cardholder death or bankruptcy during the first 180 days from acquisition.
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
Senior Secured Credit Facility — As of December 31, 2006, we have $3.0 million in standby letters of credit outstanding as collateral security for First Data related to a Sponsorship Indemnification Agreement whereby First Data agreed to continue its guarantee of performance for us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable VISA and MasterCard rules. GCA has agreed to indemnify First Data and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. Additionally, we had $0.1 million in standby letters of credit issued and outstanding as collateral on surety bonds for certain licenses held related to our Nevada check cashing licenses.
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
In the normal course of business, we are exposed to foreign currency exchange risk. We operate and conduct business in foreign countries and, as a result, are exposed to movements in foreign currency exchange rates. Our exposure to foreign currency exchange risk related to our foreign operations is not material to our results of operations, cash flows or financial position. At present, we do not hedge this risk. At present, we do not hold any derivative securities of any kind.
Bank of America supplies us with currency needed for normal operating requirements of our domestic ATMs and ACMs pursuant to the Amendment of the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that applicable LIBOR increases. As of December 31, 2006, the rate in effect, inclusive of the 25 basis points margin, was 5.7% and the currency supplied by Bank of America pursuant to this agreement was $396.8 million. Based upon the average outstanding amount of currency to be supplied by Bank of America pursuant to this agreement during 2006, which was $289.2 million, each 1% increase in applicable LIBOR would have a $2.9 million impact on income before taxes and minority ownership loss over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. Our interest expense on these credit facilities is the applicable LIBOR plus a margin of 137.5 basis points for the term loan portion and LIBOR plus 137.5 basis points for the revolving credit portion. At December 31, 2006, we had $21.7 million drawn under the revolving credit portion and we had $100.0 million outstanding under the term loan portion at an interest rate, including the margin, of approximately 6.7%. Based upon the outstanding balance on the term loan of $121.7 million on December 31, 2006, each 1% increase in applicable LIBOR would add an additional $1.2 million of interest expense over a 12-month period.
When a customer uses the Arriva Card for a transaction, CIT extends credit to the patron for the face amount of transaction and the fee charged by the gaming establishment and acquires the receivable from the customer. On a monthly basis, CIT is entitled to receive Interim Interest, which is a fee based on the average balance of receivables multiplied by an interest rate. The interest rate is computed based upon the Holding Period. The interest is determined as the one-month LIBOR plus 225 basis points, or approximately 7.6 % at December 31, 2006. We are therefore exposed to interest rate risk to the extent that applicable LIBOR increases. As of December 31, 2006, CIT had $9.9 million in outstanding receivables from transactions performed on Arriva Cards. Each 1% increase in applicable LIBOR would have a $0.1 million impact on income before taxes and minority ownership loss over a 12-month period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Global Cash Access Holdings, Inc.
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Global Cash Access Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ (deficiency) equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Cash Access Holdings, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for share-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 30, 2007

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(amounts in thousands, except share amounts)

	2006	2005
ASSETS
Cash and cash equivalents	40,919	35,123
Restricted cash and cash equivalents	1,350	—
Settlement receivables	137,091	60,164
Other receivables, net	12,848	7,355
Prepaid and other assets	9,488	10,959
Property, equipment and leasehold improvements, net	20,454	10,579
Goodwill, net	156,755	156,756
Other intangibles, net	18,001	22,006
Deferred income taxes, net	191,741	207,476

Total assets	$588,647	$510,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Settlement liabilities	$138,242	$59,782
Accounts payable	26,282	20,413
Accrued expenses	17,383	14,178
Borrowings	274,480	321,412

Total liabilities	456,387	415,785

COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTEREST	103	149
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 500,000 shares authorized and 82,313 and 81,554 shares outstanding at December 31, 2006 and 2005, respectively	82	82
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at December 31, 2006 and 2005, respectively	—	—
Additional paid in capital	139,515	128,886
Accumulated deficit	(9,601)	(36,210)
Accumulated other comprehensive income	2,161	1,726

Total stockholders’ equity	132,157	94,484

Total liabilities and stockholders’ equity	$588,647	$510,418

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(amounts in thousands, except earnings per share amounts)

	2006	2005	2004
REVENUES:
Cash advance	$287,053	$235,055	$209,962
ATM	221,727	182,291	158,433
Check services	29,166	26,376	23,768
Central Credit and other revenues	10,202	10,358	10,840

Total revenues	548,148	454,080	403,003
Cost of revenues (exclusive of depreciation and amortization)	(389,251)	(308,481)	(270,095)
Operating expenses	(63,812)	(51,206)	(45,339)
Amortization	(5,520)	(5,295)	(5,672)
Depreciation	(4,369)	(6,814)	(7,876)

OPERATING INCOME	85,196	82,284	74,021

INTEREST INCOME (EXPENSE), NET
Interest income	3,484	1,815	1,318
Interest expense	(42,098)	(44,165)	(33,343)
Loss on early extinguishment of debt	(3,417)	(9,529)	—

Total interest income (expense), net	(42,031)	(51,879)	(32,025)

INCOME BEFORE INCOME TAX (PROVISION) BENEFIT AND MINORITY OWNERSHIP LOSS	43,165	30,405	41,996
INCOME TAX (PROVISION) BENEFIT	(16,739)	(7,953)	212,422

INCOME BEFORE MINORITY OWNERSHIP LOSS	26,426	22,452	254,418
MINORITY OWNERSHIP LOSS, NET OF TAX	183	139	137

NET INCOME	26,609	22,591	254,555
Foreign currency translation	435	(224)	209

COMPREHENSIVE INCOME	$27,044	$22,367	$254,764

Earnings per share
Basic	$0.33	$0.49	$7.91

Diluted	$0.32	$0.30	$3.56

Weighted average number of common shares outstanding:
Basic	81,641	45,643	32,175
Diluted	81,921	74,486	71,566
See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(amounts in thousands, except earnings per share amounts)

2004
PRO FORMA COMPUTATION RELATED TO CONVERSION TO CORPORATION FOR INCOME TAX PURPOSES
Income before income tax (provision) benefit and minority ownership loss — historical	$41,996
Income tax provision — historical, exclusive of tax benefit, net	(10,443)
Pro forma income tax provision (unaudited)	(4,600)
Minority ownership loss — historical loss, net of tax	137

PRO FORMA NET INCOME (UNAUDITED)	$27,090

Pro forma earnings per share:
Basic	$0.84

Diluted	$0.38

Pro forma weighted average number of common shares outstanding
Basic	32,175
Diluted	71,566
See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(amounts in thousands, except shares)

	Common Stock -		Common Stock -		Preferred Stock -		Preferred Stock -
	Series A		Series B		Series A		Series B		Additional		Other
	Number of		Number of		Number of		Number of		Paid in	Accumulated	Comprehensive	Members'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Capital	Total
BALANCE—December 31, 2003	—	$—	—	$—	—	$—	—	$—	$—	$—	$1,741	$197,506	$199,247
Net income before change in tax status												227,121	227,121
Foreign currency translation											209		209
Distributions to members												(73,028)	(73,028)
Deemed distributions to members												(3,166)	(3,166)
Deemed contributions from members												964	964
Redemption of membership units												(435,560)	(435,560)
Change in tax status from a limited liability company to a corporation on May 14, 2004	31,775,250	32	399,750	—	31,720,000	32	7,605,000	8	—	(86,235)		86,163	—
Net income after change in tax status	—	—	—	—	—	—	—	—	—	27,434	—	—	27,434

BALANCE—December 31, 2004	31,775,250	$32	399,750	$—	31,720,000	$32	7,605,000	$8	$—	$(58,801)	$1,950	$—	$(56,779)
Net income										22,591			22,591
Foreign currency translation											(224)		(224)
Conversion of all series shares into common A shares	39,724,750	40	(399,750)	—	(31,720,000)	(32)	(7,605,000)	(8)					—
Offering of common stock	10,053,568	10	—	—	—	—	—	—	128,886	—	—	—	128,896

BALANCE—December 31, 2005	81,553,568	$82	—	$—	—	$—	—	$—	$128,886	$(36,210)	$1,726	$—	$94,484
Net income										26,609			26,609
Foreign currency translation											435		435
Non-cash compensation expense									9,141				9,141
Restricted stock grants	619,747	—											—
Restricted stock cancellations	(10,500)	—											—
Exercise of stock options	149,709	—	—	—	—	—	—	—	1,488	—	—	—	1,488

BALANCE—December 31, 2006	82,312,524	$82	—	$—	—	$—	—	$—	$139,515	$(9,601)	$2,161	$—	$132,157

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(amounts in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,609	$22,591	$254,555
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	1,584	1,942	1,618
Amortization of intangibles	5,520	5,295	5,672
Depreciation	4,369	6,814	7,876
(Gain)loss on sale or disposal of assets	(6)	47	179
Loss on early extinguishment of debt	3,417	9,529	—
Provision for bad debts	6,483	4,068	—
Deferred income taxes	15,899	7,228	(214,665)
Minority ownership loss	(287)	(218)	(213)
Stock-based compensation	9,141	—	—
Changes in operating assets and liabilities:
Settlement receivables	(76,654)	(30,029)	(9,815)
Other receivables, net	(10,503)	(7,097)	(659)
Prepaid and other assets	(1,906)	(1,093)	(475)
Settlement liabilities	78,188	17,837	18,995
Accounts payable	5,867	(178)	2,588
Accrued expenses	2,358	1,849	9,556

Net cash provided by operating activities	70,079	38,585	75,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(14,195)	(7,098)	(3,261)
Purchase of other intangibles	(1,516)	(10,762)	(1,600)
Changes in restricted cash and cash equivalents	(1,350)	—	—

Net cash used in investing activities	(17,061)	(17,860)	(4,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility and senior subordinated notes	121,730	—	484,087
Repayments under credit facility	(168,662)	(74,588)	(16,750)
Repayments from early retirement of senior subordinated notes	—	(89,446)	—
Debt issuance costs	(1,557)	(331)	(3,000)
Proceeds from sale of stock	—	128,895	—
Proceeds from exercise of stock options	1,488	—	—
Minority capital contributions	240	280	300
Redemption of membership interests and distributions to partners	—	—	(508,587)

Net cash used in financing activities	(46,761)	(35,190)	(43,950)

(continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(amounts in thousands)

	2006	2005	2004
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(461)	$11	$(247)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	5,796	(14,454)	26,154
CASH AND CASH EQUIVALENTS—Beginning of period	35,123	49,577	23,423

CASH AND CASH EQUIVALENTS—End of period	$40,919	$35,123	$49,577

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for:
Interest	$38,735	$43,610	$25,689

Income taxes	$410	$2,334	$407

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contribution related to forgiveness of related party payable			$964

Distribution related to forgiveness of related party receivable			$3,166

Debt issuance costs treated as a reduction of credit facility proceeds			$10,913

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND BASIS OF PRESENTATION
Global Cash Access Holdings, Inc. is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. Unless otherwise indicated, the terms “the Company,” “Holdings,” “we,” “us” and “our” refer to Global Cash Access Holdings, Inc. together with its consolidated subsidiaries. Holdings was formed on February 4, 2004, for the purpose of holding all of the outstanding capital stock of Global Cash Access, Inc. (formerly known as Global Cash Access, L.L.C.) (“GCA”) and to guarantee the obligations under our senior secured credit facilities (see further discussion at Note 7). On May 14, 2004, the Company converted from a limited liability company to a corporation under the laws of Delaware and became known as Global Cash Access Holdings, Inc. Prior to May 14, 2004, the Company operated as a limited liability company and was known as Global Cash Access Holdings L.L.C. The accompanying consolidated financial statements present the operations of the Company as if Holdings had been in existence for all periods presented.
GCA is a financial services company that provides cash access products and services to the gaming industry. The Company’s cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash advances, point-of-sale debit card cash advances, automated teller machine (“ATM”) withdrawals, check cashing transactions and money transfers. These services are provided to patrons at gaming establishments directly by the Company or through one of its consolidated subsidiaries. GCA’s subsidiaries include: CashCall Systems Inc. (“CashCall”), Global Cash Access (BVI), Inc. (“BVI”), Arriva Card, Inc. (“Arriva”), Global Cash Access Switzerland A.G. (“GCA Switzerland”), Innovative Funds Transfer, LLC, formerly known as QuikPlay, LLC (“IFT”), Global Cash Access (HK) Ltd. (“GCA HK”) and GCA (Macau) S.A. (“GCA Macau”).
The Company also wholly owns and operates one of the leading credit reporting agencies in the gaming industry, Central Credit, LLC (“Central”), and provides credit reporting information services to gaming establishments and credit-reporting history on gaming patrons to the various gaming establishments. Central operates in both international and domestic gaming markets.
Commencing in the third quarter of 2006, the Company, through its subsidiary, Arriva, began offering a credit card aimed at consumers who perform cash advance transactions in gaming establishments.
The accompanying consolidated financial statements include the accounts of Holdings and its consolidated subsidiaries: GCA, CashCall, Central, BVI, Arriva, GCA Switzerland, IFT, GCA HK and GCA Macau.
CashCall is a corporation incorporated under the laws of Ontario, Canada and is directly owned by GCA. CashCall provides consumer cash access to gaming establishments in Canada through credit and debit card cash advance transactions. On August 30, 2001, GCA established a United Kingdom branch to provide credit and debit card cash advance and ATM withdrawal transactions to gaming patrons in the United Kingdom. The branch did not initiate these transactions until early 2002 when the regulatory approval to perform these types of transactions in gaming establishments was granted by Parliament.
IFT, formerly known as QuikPlay, LLC, is a joint venture formed on December 6, 2000, owned 60% by GCA and 40% by International Game Technology (“IGT”). IGT is one of the largest manufacturers of gaming equipment in the United States. As GCA is the managing member of this entity, IFT has been consolidated in the Company’s consolidated financial statements for all periods presented.
The Company provides some services in conjunction with companies wholly owned by First Data Corporation (“First Data”), including Integrated Payment Systems, Inc. and IPS Canada, Inc. (collectively, “IPS”), TRS Recovery Services, Inc., and TeleCheck Services, Inc., (collectively “TeleCheck”), and Western Union Financial Services, Inc. (“Western Union”). Prior to March 10, 2004, First Data owned 67% of the Company (see further discussion at Restructuring of Ownership below). GCA is a money transfer agent for Western Union, a wholly owned subsidiary of First Data. Western Union contracts directly with the gaming establishments and provides GCA commissions on the transactions processed by the gaming establishment. These commissions are included as part of other revenues in the accompanying consolidated statements of income.

On November 27, 2006, the Company entered into a Master Service Agreement with IPS for a term of three years. Pursuant to this agreement IPS allows the Company to continue to use and sell IPS money orders in connection with credit card and point-of-sale debit card transactions consummated by the Company for patrons of gaming establishments. The Company pays a monthly fee to IPS based upon the total amount of money orders that were issued and presented for payment. The expenses incurred related to this portion of the agreement are included within operating expenses in the accompanying consolidated statements of income. The Company receives interest income from IPS for money orders used and sold by the Company that have not been paid by IPS. The interest paid by IPS is included in interest income in the accompanying consolidated statements of income. All settlement funds from card associations in connection with credit card and point-of-sale debit card transactions consummated by the Company in which IPS money orders are used or sold are handled in the manner prescribed by an agreement of even date among the Company, IPS and Wachovia Bank, N.A. The Master Service Agreement provides that IPS is the Company’s sole and exclusive provider of money orders within the United States.
The Company markets check authorization services to gaming establishments pursuant to the TeleCheck Marketing Agreement dated July 9, 1998, as amended March 10, 2004 and further amended effective November 20, 2006. GCA, through TeleCheck, provides gaming establishments who are merchant subscribers check warranty services. GCA provides marketing and customer service to the gaming establishment on behalf of TeleCheck. Because GCA controls the primary customer relationship and GCA can choose to offer check warranty products other than those of TeleCheck (including our own), we view TeleCheck as our agent with respect to these services. Under the TeleCheck Marketing Agreement, as amended, GCA receives the monthly fee charged to gaming establishments, net of actual warranty losses and operating expenses reported by TeleCheck. GCA records the gross monthly fee charged to the gaming establishments in check services revenue. The actual warranty losses billed by TeleCheck are recorded as part of cost of revenues (exclusive of depreciation and amortization). At month end, GCA estimates a liability for unpresented warranty claims and adjusts the month end accrual and warranty expense as necessary. The operating expenses invoiced by TeleCheck are recorded as part of operating expenses.
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

Additionally, Holdings agreed, among other things, to convert from a limited liability company to a corporation organized under the laws of Delaware (the “Conversion”), and the members of Holdings agreed to exchange membership units in Holdings for various classes of common and preferred stock. Upon the consummation of the security purchase transaction, Holdings was approximately 55% owned by the private equity investors, 40% owned by M&C and 5% owned by Bank of America.
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
Principles of Consolidation
The consolidated financial statements presented for the years ended December 31, 2006, 2005 and 2004 and as of December 31, 2006 and 2005 include the accounts of Global Cash Access Holdings, Inc. and its subsidiaries. As part of the Restructuring of Ownership on March 10, 2004, an affiliated company, CashCall, was contributed to GCA by the former owners. The financial statements also include CashCall as a combined entity for the period prior to its contribution on March 10, 2004 because it was under common control.
All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications within the consolidated financial statements have been made in the prior years in order to conform to the current year presentation.
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
Restricted Cash and Cash Equivalents
As part of certain of our sponsorship agreements in the Caribbean, we are required to maintain minimum deposits of $350 thousand as collateral for any potential chargeback loss activity occurring as a result of the se sponsorship arrangements. Additionally, pursuant to the Revolving Loan Product Program Agreement entered into in March 2006 between CIT Bank (“CIT”) and Arriva, Arriva agreed to maintain a balance of $1.0 million in cash and cash equivalents at all times this agreement is in effect.
ATM Funding Agreements
The Company obtains all of the cash required to operate its ATMs through various ATM Funding Agreements more fully described in Note 3. Some gaming establishments provide the cash utilized within the ATM (“Site-Funded”). The receivables generated for the amount of cash dispensed from transactions performed at our ATMs are owned by GCA and GCA is liable to the gaming establishment for the face amount of the cash dispensed. In the consolidated balance sheets, the amount receivable for transactions processed on these ATM transactions is included within settlement receivables and the amount due to the location for the face amount of dispensing transactions is included within settlement liabilities. As of December 31, 2006 and 2005, the Company operated 626 and 203 ATMs, respectively that were Site-Funded.
For our non-Site Funded locations, GCA obtains the necessary cash to service these machines through an Amended Treasury Services Agreement with Bank of America. Under the terms of this agreement, neither the cash utilized within the ATMs nor the receivables generated for the amount of cash dispensed through transactions on the ATMs are owned or controlled by GCA. Therefore, these amounts have been excluded from the consolidated balance sheets. We are charged a cash usage fee for the cash used in these ATMs, which is included as interest expense in the consolidated statements of income.

Settlement Receivables and Settlement Liabilities
In the credit and debit card cash advance transactions provided by GCA and CashCall, the gaming establishment is reimbursed for the cash disbursed to gaming patrons through a check issued by IPS. IPS is a licensed issuer of payment instruments that is wholly owned by First Data. Pursuant to the agreement with IPS, GCA indemnifies IPS for any losses incurred in conjunction with credit and debit card cash advance transactions, and thus, assumes all of the risks and rewards. GCA receives reimbursement from the patron’s credit or debit card issuer for the transaction in an amount equal to the check issued to the gaming establishment plus the cash advance fee charged to the patron. This reimbursement is included within the settlement receivables on the consolidated balance sheets. GCA then remits to IPS the amount of the check issued to the gaming establishment. The amount of unpaid checks is included within settlement liabilities on the consolidated balance sheets.
Warranty Receivables
In the check services transactions provided by Central, Central warrants check cashing transactions performed at gaming establishments. If a gaming establishment accepts a payroll or personal check from a patron that we warrant, Central is obligated to reimburse the property for the full face value of the dishonored check. All amounts paid out to the gaming establishment related to these items result in a warranty receivable from the patron. This amount is recorded in other receivables, net on the consolidated balance sheets. On a monthly basis, Central evaluates the collectibility of the outstanding balances and establishes a reserve for the face amount of the expected losses on these returned items. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the consolidated statements of income.
A summary activity of the reserve for warranty losses as of December 31, 2006 and 2005 is as follows (amounts in thousands):

Balance, December 31, 2003	$—
Warranty expense provision	30
Charge offs against reserve	—

Balance, December 31, 2004	$30
Warranty expense provision	2,968
Charge offs against reserve	—

Balance, December 31, 2005	$2,998
Warranty expense provision	6,483
Charge offs against reserve	—

Balance, December 31, 2006	$9,481

Unamortized Debt Issuance Costs
Debt issuance costs incurred in connection with the issuance of the senior secured credit facility and the senior subordinated notes are capitalized and amortized to interest expense based upon the related debt agreements using the straight-line method which approximates the effective interest method. Unamortized debt issuance costs are included in prepaid and other assets on the consolidated balance sheets.
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation, computed using the straight-line method over the lesser of the estimated life of the related assets, generally three to five years, or the related lease term. Amounts charged to expense for depreciation of property, equipment and leasehold improvements were approximately $4.4 million, $6.8 million, and $7.9 million, for the years ended December 31, 2006, 2005, and 2004, respectively. Accumulated depreciation was $36.2 million and $31.8 million as of December 31, 2006 and 2005, respectively.
Repairs and maintenance costs are expensed as incurred.

Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statements of income.
Property, equipment and leasehold improvements are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset’s carrying value. As of December 31, 2006, the Company does not believe any of its property, equipment, or leasehold improvements are impaired.
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations.
The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In 2002, in connection with its initial application, the Company ceased amortization of goodwill, and tested the goodwill balances for impairment. The Company does not believe that any of its goodwill is impaired as of December 31, 2006 based upon the results of our annual impairment testing.
Goodwill attributable to our principal business lines consists of the following at December 31, (amounts in thousands):

	2006	2005
Cash Advance	$93,252	$93,253
Credit Reporting	39,470	39,470
ATM	24,033	24,033

Total	$156,755	$156,756

Other Intangible Assets
Other intangible assets consist primarily of customer contracts (rights to provide processing services to clients) acquired through business combinations and acquisitions, capitalized software development costs and the acquisition cost of our patent related to the “3-in-1 rollover” technology acquired in 2005. The acquisition cost of the 3-in-1 rollover patent will be amortized over its remaining legal life of 12 years. Excluding the patent, other intangibles are amortized on a straight-line basis over periods ranging from 3 to 10 years.

Other intangibles consist of the following as of December 31, (in thousands):

	2006	2005
Customer contracts	$34,516	$34,516
Computer software	13,797	12,342
Patents	10,000	10,000
Covenants not to compete	60	1,180

	58,373	58,038
Less accumulated amortization	(40,372)	(36,032)

Total	$18,001	$22,006

Amortization expense related to these intangibles totaled approximately $5.5 million, $5.3 million, and $5.7 million for the years ended December 31, 2006, 2005, and 2004, respectively.
At December 31, 2006 the anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in thousands):

2007	$5,187
2008	3,173
2009	2,223
2010	1,675
2011	811
Thereafter	4,932

Total	$18,001

The Company accounts for the costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 establishes that computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Costs incurred in the application development phase and any upgrades and enhancements that modify the existing software and result in additional functionality are capitalized and amortized over their useful lives, generally not to exceed three years. These costs consist of outside professional fees related to the development of our systems. The Company capitalized $1.3 million, $0.6 million, and $0.6 million, of development costs for the years ended December 31, 2006, 2005 and 2004, respectively.
Chargebacks
The Company has established an allowance for chargebacks on credit and debit card cash advance transactions based upon past experience with losses arising from disputed charges by customers. Management periodically reviews the recorded balance to ensure the recorded amount adequately covers the expected losses to be incurred from disputed charges. The recorded allowance for chargebacks is included within accrued expenses on the consolidated balance sheets and had a balance of $0.5 million and $0.5 million as of December 31, 2006 and 2005, respectively. The Company expensed $0.3 million, $0.8 million, and $0.1 million in chargeback losses on credit and debit card cash advance transactions for the years ended December 31, 2006, 2005, and 2004, respectively.
Net Warranty Liability
The net warranty liability represents the cost to cover the estimated unreceived and uncollectible returned checks that TeleCheck has warranted as of December 31, 2006 and 2005. GCA is obligated to reimburse TeleCheck for all warranted items paid on the Company’s behalf. The Company had $0.5 million accrued for net warranty liability as of December 31, 2006 and 2005.

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
The carrying amount of cash and cash equivalents, other receivables, net, settlement receivables and settlement liabilities approximates fair value due to the short-term maturities of these instruments. The fair value of GCA’s borrowings are estimated based on quoted market prices for the same issue or in instances where no market exists the quoted market prices for similar issues with similar terms are used to estimate fair value. The fair values of all other financial instruments, including amounts outstanding under the ATM funding agreements, approximate their book values as the instruments are short-term in nature or contain market rates of interest. The following table presents the fair value and carrying value of GCA’s borrowings (amounts in thousands):

	Fair Value	Carrying Value
December 31, 2006:
Senior secured credit facility (1)	$121,730	$121,730
Senior subordinated notes	$159,815	$152,750
December 31, 2005:
Senior secured credit facility	$170,770	$168,662
Senior subordinated notes	$162,488	$152,750
(1) - GCA completed the financing pursuant to the Second Amended and Restated Credit Facility in November 2006. Due to proximity to year end, the fair value of this debt has been estimated to be equal to the par value.
Revenue Recognition
The Company recognizes revenue when evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. The Company evaluates its revenue streams for proper timing of revenue recognition.
Cash advance revenue is comprised of the fee charged to patrons for credit and debit card cash advances. Revenue recognition occurs at the point an IPS check is generated by the gaming establishment cage for the patron’s transaction or cash is dispensed from an ATM.
ATM revenue is comprised of upfront patron transaction fees or surcharges assessed at the time the transaction is initiated and a percentage of interchange fees paid by the patron’s issuing bank. These issuing banks share the interchange revenue (reverse interchange) with GCA to cover the cost incurred by GCA to acquire the ATM transaction. Upfront patron transaction fees are recognized when a transaction is initiated and reverse interchange is recognized on a monthly basis based on the total transactions occurring during the month.
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
Advertising Costs
The Company expenses advertising costs as incurred. Total advertising expense, included in operating expenses in the consolidated statements of income, was $0.6 million, $1.2 million, and $0.7 million for the years ended December 31, 2006, 2005, and 2004, respectively.
Income Taxes
As a result of the change in tax classification resulting from the conversion of the Company’s organization as a limited liability company to a corporation in 2004, the Company is no longer a pass-through entity for U.S. income tax purposes. Income tax expense includes U.S. and international income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Since it is management’s practice and intent to reinvest the earnings in the international operations of our foreign subsidiaries, U.S. federal income taxes have not been provided on the undistributed earnings of those subsidiaries. Some items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.
Foreign Currency Translation
Foreign currency denominated assets and liabilities for those foreign entities for which the local currency is the functional currency are translated into U.S. dollars based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations are included as a component of other comprehensive income on the consolidated statements of income. Translation adjustments on intercompany balances of a long-term investment nature are recorded as a component of accumulated other comprehensive income on the Company’s consolidated balance sheets.
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

Earnings Applicable to Common Stock
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of potential common stock, which consists of convertible preferred stock and assumed stock option exercises. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows at December 31, (amounts in thousands):

	2006	2005	2004
Weighted average number of common shares outstanding — basic	81,641	45,643	32,175
Potential dilution from conversion of preferred shares	—	28,551	39,325
Potential dilution from equity grants (1)	280	292	66

Weighted average number of common shares outstanding — diluted	81,921	74,486	71,566

(1) — The potential dilution excludes stock options to acquire 4,016,684, 3,786,640, and 655,731 shares of common stock at December 31, 2006, 2005 and 2004, respectively, and 554,076 shares of unvested restricted stock at December 31, 2006 as the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.
Stock-Based Compensation
On January 1, 2006, the Company adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Share Based Payment (“SFAS No. 123(R)”), and SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SFAS No. 123(R) is a revision of SFAS No. 123, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and its related implementation guidance. This statement addresses all forms of share-based payment awards including shares issued under employer stock purchase plans, stock options, restricted stock, and stock appreciation rights.
Under SFAS No. 123(R) and SAB No. 107, share-based payment awards result in a cost that will be measured at fair value on the award’s grant date. Stock options expected to be exercised currently and in future periods are measured at fair value using the Black-Scholes model with the expense associated with these awards being recognized on the straight-line basis over the awards’ vesting period. Forfeitures are estimated at the time of grant, with such estimate updated periodically and with actual forfeitures recognized currently to the extent they differ from the estimates. The Company is using the modified prospective transition method and accordingly, prior period amounts have not been restated.
Through December 31, 2005, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, the Company followed the provisions of APB No. 25 and related interpretations in accounting for its employee stock-based compensation. Accordingly, the intrinsic value method is used to determine the compensation expense recognized. No compensation expense was recognized because the exercise price of the stock options was equal to the market price of the stock on the date of grant.
The adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense. For the year ended December 31, 2006, the incremental stock-based compensation expense caused income before income tax provision and minority loss to decrease by $9.1 million and net income to decrease by $6.8 million. For the year ended December 31, 2006, basic and diluted earnings per share were decreased by $0.08 per share. In addition, SFAS No. 123(R) requires the excess tax benefits from stock option exercises, tax deductions in excess of the tax benefits recorded for compensation cost recognized, to be classified as a financing activity. There were no excess tax benefits recognized in 2006 because of the utilization of our net operating loss carryforward.

The following table illustrates the effect on the net income if the Company had applied the fair-value recognition provisions of SFAS No. 123 to the options granted to our employees and recorded the compensation expense, for the years ended December 31, 2005 and 2004 (amounts in thousands):

	2005	2004
Net income, as reported	$22,591	$254,555
Less: total stock-based compensation determined under fair-value based method for all awards, net of tax	3,870	206

Pro forma net income	$18,721	$254,349

Earnings per share:
Basic, as reported	$0.49	$7.91

Basic, pro forma	$0.41	$7.91

Diluted, as reported	$0.30	$3.56

Diluted, pro forma	$0.25	$3.56

The estimated per share weighted-average fair value of stock options granted during 2006, 2005 and 2004 was $7.33, $7.27 and $4.27, respectively. We have estimated the fair value of options granted at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the years ended December 31,:

	2006	2005	2004
Risk-free interest rate	4.8%	3.8%	4.4%
Expected life of options (in years)	6.3	6.0	6.0
Expected volatility of Holdings’ stock price	37.3%	50.0%	50.0%
Expected dividend yield	0.0%	0.0%	0.0%
The expected life (estimated period of time outstanding) of options granted was estimated using the expected exercise behavior of employees. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on an estimate of the volatility for similar companies within our industry. The expected dividend yield is based on historical information, that the Company did not have dividends in prior years.
Stock-based compensation related to time-based restricted shares is calculated based on the closing market price of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid, if any, on the Company’s common stock prior to vesting of the restricted stock. The Company granted 619,747 shares of common stock to employees and non-employees directors in 2006. The weighted-average per share fair value of these time-based restricted stock grants was $16.95 per share during the year ended December 31, 2006.
Arriva
The Arriva Card is a private-label revolving credit card that provides gaming patrons with access to credit in gaming establishments. Pursuant to the Receivables Sale Agreement and the Revolving Loan Product Program Agreement entered into in March 2006 between CIT and Arriva, CIT is the legal issuer of the Arriva Card marketed by Arriva.
When a customer uses the Arriva Card for a transaction, CIT extends credit to the patron for the face amount of transaction and the fee charged by the gaming establishment and acquires the receivable from the customer. On a monthly basis, CIT is entitled to receive Interim Interest, which is a fee based on the average balance of receivables multiplied by an interest rate. The interest rate is computed based upon the Holding Period. As of December 31, 2006, the interest is determined as the one-month London InterBank Offered Rate (“LIBOR”) plus 225 basis points, or approximately 7.6%. During the year ended December 31, 2006, Arriva incurred $0.1 million in Interim Interest which is included in cost of revenues (exclusive of depreciation and amortization) in the consolidated income statements. Arriva has the option to purchase the originated receivable from CIT at any time between three and 180 days from the date the customer first borrows using the card. CIT has the right to require Arriva to purchase any receivables that have a first payment default, cardholder death or bankruptcy during the first 180 days from acquisition, and CIT will require Arriva to purchase the net amount of all such receivables 180 days after acquisition. Arriva is entitled to receive all fees and interest income associated with the receivable. These are included within other revenues in the consolidated statements of income and the receivables from patrons for this revenue are recorded as part of other receivables, net in the consolidated balance sheets.

As of December 31, 2006, CIT had $9.9 million in outstanding receivables from transactions performed on Arriva Cards. For the year ended December 31, 2006, Arriva has purchased $0.1 million in receivables from CIT for customer receivables that have had a first payment default, cardholder death or bankruptcy during the first 180 days from acquisition.
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
Recently Issued Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. We adopted SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model, which is consistent with the terms of the award, or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award, that is, the requisite service period (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. As a result of adopting SFAS No. 123(R) in 2006 we recognized $7.0 million of non-cash stock option expense, which is recorded in operating expenses in the 2006 consolidated statements of income.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, amending APB 29 (“SFAS No. 153”), which treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted this standard in 2006 and it did not have a material impact on our results of operations, financial position or cash flows.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect correction of errors made. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in 2006 and it did not have a material impact on our results of operations, financial position or cash flows.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140 (“SFAS No. 156”). This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose either of the Amortization or Fair Value subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; and requires separate presentation of servicing assets and servicing liabilities measured at fair value in the statement of financial position. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company adopted SFAS No. 156 on January 1, 2007 with no material effect on the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances. SFAS No. 157 also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 eliminates the diversity in practice surrounding how public companies quantify financial statement misstatements and establishes an approach that requires quantification and assessment of misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related footnote disclosures. Adoption of SAB No. 108 by the Company, which was effective for fiscal years ending after November 15, 2006, did not have a material impact on the consolidated financial statements.
3.	ATM FUNDING AGREEMENTS
Bank of America Amended Treasury Services Agreement
On March 8, 2004, GCA entered into an Amendment of the Treasury Services Agreement with Bank of America, N.A. that allowed for the Company to utilize up to $300 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for the Company’s ATMs. The amount provided by Bank of America can be increased above $300 million at the option of Bank of America. At December 31, 2006 and 2005, the outstanding balance of ATM cash utilized by GCA from Bank of America was $396.8 million and $377.1 million, respectively. For use of these funds, the Company pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points. For the years ended December 31, 2006, 2005 and 2004, the cash usage fees incurred by the Company were $15.7 million, $10.2 million and $5.7 million, respectively. The cash usage fee is included within interest expense on the Company’s consolidated statements of income. The rate in effect at December 31, 2006, to compute the cash usage fee was 5.67%.
The Company is required to maintain insurance to protect the Company and Bank of America from risk of loss on the cash utilized in the ATMs. The Company is self insured related to this risk. For the years ended December 31, 2006, 2005, and 2004 the Company has incurred no losses related to this self insurance.
Site Funded ATMs
The Company operates ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these Site Funded ATMs. The Site Funded ATM liability is included within settlement liabilities in the accompanying consolidated balance sheets and was $53.7 million and $16.6 million as of December 31, 2006 and 2005, respectively. The Company operated 626 and 203 ATMs, respectively, at those Site Funded ATMs.

4.	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Property, equipment and leasehold improvements consist of the following as of December 31, (in thousands):

	2006	2005
ATM equipment	$44,866	$32,505
Cash advance equipment	6,733	5,405
Office, computer and other equipment	2,791	2,274
Leasehold and building improvements	2,226	2,150

	56,616	42,334
Less accumulated depreciation	(36,162)	(31,755)

Total	$20,454	$10,579

5.	BENEFIT PLANS
Defined Contribution Plan
The Company has a retirement savings plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering its employees. The 401(k) Plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, the Company matches a percentage of these employee contributions. Expenses related to the matching portion of the contributions to the 401(k) plan were $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.
Equity Incentive Awards
In January 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”) to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and thus to promote the success of the Company’s business. As of December 31, 2006, the Company had reserved 6,288,222 shares of common stock for the grant of stock options and other equity incentive awards under the 2005 Plan. On the first business day of each fiscal year beginning with the fiscal year commencing on January 1, 2006, annual increases will be added to the 2005 Plan equal to the lesser of: 3,800,000 shares, 3% of all outstanding shares of our common stock immediately prior to such increase, or a lesser amount determined by our Board of Directors.
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
Generally, options and restricted stock granted under the 2005 Plan (other than those granted to non-employee directors) will vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Unless otherwise provided by the administrator, an option granted under the 2005 Plan generally expires 10 years from the date of grant. Stock options are issued at the closing market price on the date of grant.

A summary of award activity under the Company’s 2005 Plan as of December 31, 2006 and changes during the years then ended are as follows:

	Stock Option –	Number of Common Shares
	Weighted Average			Equity Awards
	Exercise Price	Stock Options	Restricted Stock	Available
	(Per Share)	Granted	Granted	for Grant
Adoption of 2005 Plan — January 6, 2005	N/A	—	—	3,841,615
Stock options granted	$13.99	3,504,430	—	(3,504,430)
Stock options exercised	N/A	—	—	—
Stock options canceled	$13.99	(147,500)	—	147,500

Balance outstanding — December 31, 2005	$13.99	3,356,930	—	484,685
Additional authorized shares	N/A	—	—	2,446,607
Granted	$16.01	375,000	619,747	(994,747)
Exercised	$13.99	(49,709)	(6,250)	—
Forfeited or canceled	$13.99	(57,086)	(10,500)	67,586

Balance outstanding — December 31, 2006	$14.20	3,625,135	602,997	2,004,131

In addition to the 2005 Plan, the Company has granted our Chief Financial Officer options to acquire 722,215 shares of common stock as part of his employment agreement in 2004 (“Hagerty Option). These options have an exercise price of $8.05 per share and expire 10 years from the date of grant. Under the terms of the Hagerty Option, 25% of the shares subject to the Hagerty Option vested on July 12, 2005 and 1/48 of the shares subject to the Hagerty Option vest on the 12th day of each month thereafter. In the event of the termination of Mr. Hagerty’s employment with the Company without “cause” or for “good reason”, all of the shares subject to the Hagerty Option shall immediately vest. In addition, all of the shares subject to the Hagerty Option will immediately vest upon the acquisition or change in control of the Company.
During 2006, Mr. Hagerty exercised vested options to acquire 100,000 shares of common stock. At December 31, 2006, there are options to acquire 622,215 shares of common stock outstanding under the Hagerty Option.
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

The following tables summarize additional information regarding the options that have been granted under the 2005 Plan and the option grants to our Chief Financial Officer upon commencement of his employment in 2004:

	Number of	Weighted Avg.	Weighted
	Common	Exercise Price	Average Life	Aggregate
	Shares	(Per Share)	Remaining	Intrinsic Value
Balance outstanding — December 31, 2004	722,215	$8.05
Granted	3,504,430	$13.99
Exercised	—	N/A
Canceled	(147,500)	$13.99

Balance outstanding — December 31, 2005	4,079,145	$12.94		$27,502

Granted	375,000	$16.01
Exercised	(149,709)	$10.02
Canceled	(57,086)	$13.99

Balance outstanding — December 31, 2006	4,247,350	$13.30	8.2 years	$29,103

Balance exercisable — December 31, 2006	1,804,324	$12.90	8.0 years	$12,281

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contract	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Prices	Exercisable	Price
$8.05	622,215	7.7 years	$8.05	336,338	$8.05
$13.00 - $13.99	3,180,135	8.1 years	$13.99	1,436,736	$13.99
$14.00 - $14.99	110,000	8.8 years	$14.07	31,250	$14.00
$15.00 - $15.99	155,000	9.5 years	$15.22	—	N/A
$16.00 - $16.99	115,000	9.8 years	$16.08	—	N/A
$18.00 - $18.99	65,000	9.3 years	$18.94	—	N/A

	4,247,350			1,804,324

The weighted-average grant-date fair value per share of the options granted during the years ended December 31, 2006, 2005 and 2004 was $7.33, $7.27 and $4.27, respectively.
During the year ended December 31, 2006, we received $1.5 million in cash from the exercise of stock options. The total intrinsic value of options exercised during the year ended December 31, 2006, was $0.8 million. During the year ended December 31, 2006, we recorded $7.0 million in non-cash compensation expense related to options granted that are expected to vest. As of December 31, 2006, there was $14.4 million in unrecognized compensation expense related to options expected to vest. That cost is expected to be recognized on a straight-line basis over a weighted average period of 2.15 years. There were no stock option exercises in 2005.
Restricted Stock
The Company began issuing restricted stock to employees in the first quarter of 2006. The vesting provisions are similar to those applicable to stock options. Because these restricted shares are issued primarily to employees of the Company, many of the shares issued will be withheld by the Company to satisfy the statutory withholding requirements applicable to the restricted stock grants. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced. Prior to vesting, the restricted stock has rights to the dividends declared and voting rights, therefore they are considered issued and outstanding.

In March 2006, the Company awarded 619,747 shares of time-based restricted common stock to employees. These shares will vest over a period of four years. A summary of non-vested share awards for the Company’s time-based restricted shares as of December 31, 2006 and changes during the year is as follows:

		Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
Balance — December 31, 2005	—	—
Granted	619,747	$16.95
Vested	(6,250)	$16.95
Canceled	(10,500)	$16.95

Balance — December 31, 2006	602,997	$16.95

During the year ended December 31, 2006, 6,250 shares of time-based restricted shares vested. There were no time-based restricted shares vested during the years ended December 31, 2005 or 2004. During the years ended December 31, 2006, we recorded $2.1 million in non-cash compensation expense related to the restricted stock granted that is expected to vest. As of December 31, 2006, there was $7.7 million in unrecognized compensation expense related to time-based restricted shares expected to vest. That cost is expected to be recognized on a straight-line basis over a weighted average period of 3.1 years.
On February 6, 2007, our Board of Directors approved the grant of an additional 0.7 million shares of restricted stock to employees and certain non-employee members of the Company’s Board of Directors. These shares will vest over a four year period. The total value of the award at the date of grant is $11.3 million.
6.	COMMITMENTS AND CONTINGENCIES
Lease Obligations
The Company leases office facilities and operating equipment under cancelable and noncancelable agreements. Total rent expense was approximately $0.5 million, $0.5 million, and $0.6 million, for the years ended December 31, 2006, 2005, and 2004, respectively.
At December 31, 2006, the minimum aggregate rental commitment under all non-cancelable operating leases for the years then ending was (in thousands):

2007	$518
2008	499
2009	475
2010	475
2011	159
Thereafter	—

Total	$2,126

Litigation Claims and Assessments
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

Canadian Goods and Services Tax (“GST”). In April 2004, CashCall was notified through one of its customers that the Canadian Revenue Agency (“CRA”) Appeals Division had taken a position, on audit of the customer’s two locations, that the customer was liable for GST tax on commissions it received in connection with the cash advance services provided by CashCall. The CRA’s position is disputed by both CashCall and the customer based upon their interpretation of the Canadian Excise Tax Act (“ETA”). Under the ETA, a supply of goods or services is taxable unless it is specifically identified as an exempt transaction specifically in the ETA. Included within this listing of exempt transactions are “financial services” transactions.
The preliminary position taken by CRA is that the advancement of funds by the gaming establishment to gaming patrons in consideration for receipt of a negotiable instrument issued by CashCall is not an exempt financial services transaction. Therefore, the ETA would require the customer to collect Goods and Services Tax (“GST”) from CashCall and remit it to the CRA. On audit the CRA assessed GST of $0.6 million on one of the customer’s locations and $1.1 million on the other customer location. In December 2004, the Company paid the amount assessed to the customer, and the customer remitted the tax to the CRA. In February 2005, the Company filed a refund claim for taxes paid in error with CRA. This claim was denied as expected, and the Company is currently defending the rebate claim through the assessment process, the appeals process and then through court, if necessary.
The Company believes the transactions performed in Canada are financial services transactions specifically exempted by the ETA and therefore not GST taxable. As the Company has paid these obligations and as there is uncertainty related to the ability to recover these amounts through the refund claim and appeals process, the Company has deemed it appropriate to expense this payment and accrue for a liability related to future payments for this customer. Accordingly, in the years ended December 31, 2006 and 2005, the Company has recorded $43 thousand and $83 thousand, respectively, in operating expenses related to this potential tax exposure in the accompanying consolidated income statements.
Compliance Letters from MasterCard International, Inc. and Visa U.S.A. In the normal course of business, the Company routinely receives letters from MasterCard International, Inc. and Visa U.S.A. (the “Associations”) regarding non-compliance with various aspects of the respective Associations bylaws and regulations as they relate to transaction processing. The Company is periodically involved in discussions with its sponsoring bank and the Associations to resolve these issues. It is the opinion of management that all of the issues raised by the Associations will be resolved in the normal course of business and related changes to the bankcard transaction processing, if any, will not result in material adverse impact to the financial results of the Company.
Patent Infringement Litigation. On October 22, 2004, we and USA Payments, as co-plaintiffs, filed a complaint in United States District Court, District of Nevada against U.S. Bancorp d/b/a U.S. Bank, Certegy Inc., Certegy Check Services, Inc., Game Financial Corporation and GameCash, Inc. alleging the infringement of the patented “3-in-1 rollover” functionality. In this litigation, we were seeking an injunction against future infringement of the patent and recovery of damages as a result of past infringement of the patent. Effective August 31, 2006, all ongoing lawsuits between us, U.S. Bancorp d/b/a U.S. Bank, Certegy Inc., Certegy Check Services, Inc., Game Financial Corporation and GameCash, Inc. were settled. The parties entered into a confidential Settlement and Patent License Agreement and Release, whereby no party is obligated to pay money and the claims and counterclaims were released.
Commitments
Registration Agreement. The Company and some of its stockholders are party to a Registration Agreement. The Registration Agreement provides the stockholders with rights to cause the Company to register their shares of Common Stock on a registration statement filed with the Securities and Exchange Commission. Under the terms of this agreement, some holders of registration rights may require the Company to file a registration statement under the Securities Act at the Company’s expense with respect to their shares of Common Stock. Under this agreement, the Company has agreed to bear all registration and offering expenses (other than underwriting discounts and commissions and fees), and specific fees and disbursements of counsel of the holders of registration rights. The Company has agreed to indemnify the holders of registration rights against specific liabilities under the Securities Act.
USA Payments Processing Commitments. The Company obtains transaction processing services from USA Payments, a company controlled by the principals of M&C, pursuant to the Amended and Restated Agreement for Electronic Payment Processing. Under terms of this agreement, GCA is obligated to pay USA Payments $2.3 million annually in fixed monthly processing fees and minimum annual transaction volume fees through the termination of this agreement in March 2014.

Arriva Origination Commitments. Arriva entered into separate agreements with CIT and with Fiserv Solutions, Inc. (“Fiserv”), which were effective March 14, 2006 and August 10, 2006, respectively. These agreements govern the issuance, underwriting and processing of our private label credit card. Under the terms of the agreements with CIT, Arriva is committed to pay CIT a minimum of $0.2 million in consumer origination fees and $0.1 million in other operating expenses during the first 18 months of the term. After meeting these commitments, Arriva may cancel these agreements at any time during the first 18 months of the term without any additional penalty. Under the terms of the agreement with Fiserv, Arriva is also committed to pay $0.5 million in monthly operating expenses if the arrangement is terminated during the first 18 months of the term.
Innovative Funds Transfer, LLC Required Capital Investment. Pursuant to the terms of our agreement with International Game Technology (“IGT”), we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of September 30, 2006, we had invested a total of $4.0 million in IFT, and are committed to invest up to $2.0 million in additional capital investments if required.
First Data Sponsorship Indemnification Agreement. On March 10, 2004, GCA and First Data entered into a Sponsorship Indemnification Agreement whereby First Data agreed to continue their guarantee of performance for us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable VISA and MasterCard rules. GCA has agreed to indemnify First Data and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. As collateral security for prompt and complete performance if GCA’s obligations under this agreement GCA was required to cause a letter a credit in the amount of $3.0 million to be issued to First Data to cover any indemnified amounts not paid under terms of this agreement. The required amount of this letter of credit will be adjusted annually based upon the underlying cash advance volume covered by the Sponsorship Indemnification Agreement.
7.	BORROWINGS
Senior Secured Credit Facility
On November 1, 2006, GCA and Holdings entered into a Second Amended and Restated Credit Agreement with certain lenders, Bank of America, N.A., as Administrative Agent and Wachovia Bank, N.A., as Syndication Agent, (the “Second Amended and Restated Credit Agreement”).
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
Borrowings under the Second Amended and Restated Credit Agreement bear interest at LIBOR plus an Applicable Margin which is based on the Company’s Senior Leverage Ratio (as defined). At December 31, 2006, the Applicable Margin was 137.5 basis points and the effective rate of interest was 6.70%. Principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2011. GCA may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to certain qualifications set forth in the agreement. Furthermore, the Second Amended and Restated Credit Agreement contains mandatory prepayment provisions which, under certain circumstances, obligate GCA to apply portions of its Excess Cash Flow (as defined) to prepayment of the senior secured credit facilities.
As of December 31, 2006, the scheduled quarterly amortization payments on the term loan portion of the Second Amended and Restated Credit Agreement are $250 thousand through September 30, 2010 with the remaining balance of the term loan and any outstanding amounts under the revolving credit loans due to be repaid on November 1, 2011.

Pursuant to the Second Amended and Restated Credit Agreement, the senior secured credit facility continues to be secured by substantially all of the assets of the Company, GCA and GCA’s wholly-owned domestic subsidiaries other than Arriva, and will continue to be guaranteed by the Company and all of GCA’s wholly-owned domestic subsidiaries other than Arriva.
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults, which are subject to important exceptions and qualifications, as set forth in the Second Amended and Restated Credit Agreement. Additionally, we have a covenant related to our allowable capital expenditures. The Company believes it was in compliance with all of its debt covenants that were applicable as of December 31, 2006.
As of December 31, 2006, the Company had $100.0 million in borrowings under the term loan, $21.7 million under the revolving portion and $3.1 million in letters of credits issued and outstanding. The letters of credits issued and outstanding reduce amounts available under the revolving portion of the Second Amended and Restated Credit Agreement.
Prior to November 1, 2006, the Company’s senior secured credit facility was provided pursuant to the Amended and Restated Credit Agreement (the “First Amended and Restated Credit Agreement”). This facility provided for a term loan portion of borrowings and a revolving loan portion of borrowings. As of December 31, 2005, the Company had $168.6 million in borrowings under the term loan and $3.1 million in letters of credits issued and outstanding, which reduced amounts available under the revolving portion of the First Amended and Restated Credit Agreement. Interest expense, under the terms of the First Amended and Restated Credit Agreement, was generally determined based upon LIBOR plus an applicable margin. As of December 31, 2005, the applicable margin was 175 basis points and the interest rate applicable to the term loan was 6.64%.
Senior Subordinated Notes
On March 10, 2004, GCA completed a private placement offering of $235 million 8.75% Senior Subordinated Notes due March 15, 2012 (the “Notes Offering”). On October 14, 2004, we completed an exchange offer of the notes for registered notes of like tenor and effect. The Notes Offering resulted in proceeds to the Company of $228.3 million net of issuance costs and offering expenses. Interest on the notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. Proceeds of the Notes Offering were utilized to finance in part the Restructuring of Ownership and pay related fees and expenses.
All of the Company’s existing and future domestic wholly owned subsidiaries are guarantors of the notes on a senior subordinated basis. Under terms of the indenture, up to 35% of these notes may be redeemed before March 15, 2007, at a price of 108.75% of face, out of the net proceeds from an equity offering. In October 2005, the Company redeemed $82.25 million of these notes plus $7.2 million of redemption premium, with the proceeds of its initial public offering (“IPO”) of equity securities (see discussion on initial public offering in Note 8). The Company may redeem all or a portion of the notes at redemption prices of 104.375% on or after March 15, 2008, 102.188% on or after March 15, 2009 or 100.000% on or after March 15, 2010.
As of December 31, 2006 and 2005, the Company had $152.8 million in borrowings outstanding under the Notes Offering.
Loss on Early Extinguishment of Debt
In November 2006, completion of the refinancing related to the Second Amended and Restated Credit Agreement resulted in the write-off of $3.4 million, representing all of the remaining capitalized deferred financing costs associated with the First Amended and Restated Credit Agreement. These amounts have been included within the loss on early extinguishment of debt.

In October 2005, the Company completed the redemption of $82.25 million of the senior subordinated notes. The redemption premium of $7.2 million and the write-off of the $2.3 million of capitalized debt issuance costs associated with this portion of the senior subordinated notes have been included within the loss on early extinguishment of debt.
Minimum Aggregate Repayment Schedule
At December 31, 2006, the minimum aggregate repayment (excluding excess cash flow payments) for all borrowings for the years then ending was (in thousands):

2007	$1,000
2008	1,000
2009	1,000
2010	1,000
2011	117,730
Thereafter	152,750

Total	$274,480

At December 31, 2006, the Company believes it is in compliance with all debt covenants related to the Second Amended and Restated Credit Agreement and the Senior Subordinated Notes.
8.	CAPITAL STOCK
In September 2005, the Company completed an initial public offering of 16,064,157 shares of common stock at $14.00 per share. Existing stockholders sold 7,064,157 of these shares and the remaining 9,000,000 shares were sold by the Company. In October 2005, the underwriters exercised their option to purchase an additional 1,053,568 shares of stock from the Company and 1,165,656 shares of stock from the existing stockholders. The net proceeds to the Company from this combined equity offering were $130.9 million after deducting underwriting discounts. On October 31, 2005, the Company used $90.3 million of the net proceeds to repay $82.25 million of Senior Subordinated Notes and to pay a redemption premium and accrued interest on the repaid notes. Also on October 31, 2005, the Company used $20.0 million of the IPO proceeds to repay $20.0 million of the term loan portion of the First Amended and Restated Credit Agreement.
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
Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of December 31, 2006 we had 82,312,524 shares of common stock outstanding (including 602,997 shares of nonvested restricted stock) and had no shares of preferred stock outstanding.

Common Stock Repurchase Program. On February 6, 2007, the Company’s Board of Directors authorized the repurchase of up $50.0 million of the Company’s issued and outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes.
9.	RELATED PARTY TRANSACTIONS
M&C International (“M&C”) is the owner of approximately 23.5% of the outstanding equity interests of the Company. Two members of our Board of Directors are principals of M&C. The Company made payments for software development costs and system maintenance to Infonox on the Web (“Infonox”) pursuant to agreements with Infonox. At the time we entered into these agreements and during the periods presented, Infonox was controlled by the principals of M&C and family members of one of our directors. These family members now own approximately 60% of the ownership interests, and hold two of the three director seats, of Infonox. The software development costs are capitalized and reflected in intangible assets in the consolidated balance sheets and the system maintenance is classified in operating expenses in the consolidated statements of income.
On October 9, 2006, GCA and Infonox, entered into a Joint Amendment to the Amended and Restated Software License Agreement and the Consulting Agreement that have been in effect since May 31, 2000 (collectively the “Infonox Agreements”). Under terms of the Infonox Agreements, both parties have agreed that they will comply with and adhere to the payment card industry (“PCI”) data security standard (“DSS”) in effect from time to time and shall implement and maintain appropriate measures designed to meet the objectives of PCI DSS.
The Company obtains transaction processing services from USA Payments, a company controlled by the principals of M&C, pursuant to the Amended and Restated Agreement for Electronic Payment Processing. Under terms of this agreement, GCA pays a fee to USA Payments for transaction processing services, which is reflected in cost of revenues (exclusive of depreciation and amortization), and pays other directly identifiable operating expenses that are included within operating expenses in the consolidated statements of income. Pursuant to this agreement, GCA is obligated to pay USA Payments a monthly fixed processing fee and transaction fees that total $2.3 million annually through the termination of this agreement in March 2014. Additionally, we reimburse USA Payments for invoices related mainly to gateway fees and other processing charges incurred on behalf of the Company from unrelated third parties. These expenses are also classified as part of cost of revenues (exclusive of depreciation and amortization). In September 2005, the Company acquired the 3-in-1 patent from USA Payments for $10.0 million.

The following table represents the transactions with related parties for the years ended December 31, (amounts in thousands):

Description of Transaction	2006	2005	2004
Infonox on the Web:
Software development costs and maintenance expense	$1,976	$1,588	$1,624
USA Payments & USA Payments Systems:
Transaction processing charges	2,908	2,835	2,513
Pass through billing related to gateway fees, telecom and other items	1,312	1,206	1,533
Sublease income earned for leasing out corporate office space for backup servers	(18)	(18)	(18)
Acquisition of 3-in-1 Patent	—	10,000	—
The following table details the amounts receivable from or (liabilities to) these related parties that are recorded as part of other receivables, net, accounts payable or accrued expenses in the consolidated balance sheets as of December 31, (amounts in thousands):

	2006	2005
M&C and related companies	$42	$11

Total included within receivables, other	$42	$11

USA Payment Systems	$(149)	$(345)
Infonox on the Web	(633)	(171)

Total included within accounts payable and accrued expenses	$(782)	$(516)

10.	INCOME TAXES
Pursuant to the Securities Purchase and Exchange Agreement, the Company was required to convert from limited liability company, which was a pass-through entity for U.S. income tax purposes, to a corporation. The conversion of the Company was completed on May 14, 2004.
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
For the year ended December 31, 2004, the Company recorded a net tax benefit of $212.4 million from establishing a net deferred tax asset and recording income tax expense on operations since we became a taxable entity. This benefit was estimated based upon information provided by the partners at the time of the transactions, and was updated throughout 2004 and 2005 as additional information surrounding the transaction was made known. For the year ended December 31, 2005, the Company recorded a $3.1 million income tax benefit. This adjustment was derived from information contained in the former partners’ final 2004 partnership income tax returns filed with the Internal Revenue Service in the fourth quarter of 2005.

The following table presents the domestic and foreign components of pretax income and recorded income tax expense for the years ended December 31, (amounts are in thousands):

	2006	2005	2004
Components of pretax income:
Domestic	$38,275	$24,967	$37,690
Foreign	4,890	5,438	4,306

Consolidated, before minority ownership loss	$43,165	$30,405	$41,996

(Provision) benefit for income taxes:
Domestic	$(15,585)	$(6,770)	$214,084
Foreign	(1,257)	(1,262)	(1,738)

Consolidated (1)	$(16,842)	$(8,032)	$212,346
Income tax benefit from minority ownership loss	103	79	76

(Provision) benefit for income taxes, before minority ownership loss	$(16,739)	$(7,953)	$212,422

(1) - The consolidated (provision) benefit for income tax total includes the income tax benefit from minority ownership loss of $0.1 million for each of the years ended December 31, 2006, 2005 and 2004.
The Company’s income tax (provision) benefit consists of the following components as of December 31, (amounts are in thousands):

	2006	2005	2004
Current	$(1,257)	$(1,262)	$(1,738)
Deferred	(15,585)	(6,770)	214,084

Total (provision) benefit for income taxes	$(16,842)	$(8,032)	$212,346

As of December 31, 2006 the Company has approximately $11.6 million accumulated federal net operating losses. The net operating losses can be carried forward and applied to offset taxable income for 20 years and will expire in 2025.
As of December 31, 2006, the Company had approximately $3.9 million in foreign tax credits available. Foreign tax credits can be offset against future taxable income subject to certain limitations for a period of 10 years. Approximately $1.9 million, $1.0 million and $1.0 million will expire in 2014, 2015 and 2016, respectively.
The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Federal statutory rate	35.00%	35.00%
Effect of:
Foreign provision	(0.07)	(0.51)
State/Province income tax	1.05	0.98
Non-deductible compensation cost	2.13	0.00
Final adjustment to 2004 incorporation tax asset	0.00	(9.95)
Non-deductible expenses and other items	0.65	0.75

Effective tax rate	38.76%	26.27%

Substantially all of the difference between our statutory tax rate of 35% and our effective tax rate of (505.6)% for the year ended December 31, 2004 resulted from the recognition of the net deferred tax asset recorded in connection with our change in tax classification to a corporation in 2004.

The following table outlines the principal components of deferred tax items at December 31, (amounts in thousands):

	2006	2005
Deferred tax assets related to:
Property, equipment and leasehold improvements	$603	$991
Sales allowances	3,857	1,198
Foreign tax credits	3,872	3,158
Net operating losses	3,939	7,690
Stock options FAS 123(R) expense	2,269	—
Intangibles	178,190	195,793

Total deferred income tax assets	192,730	208,830

Deferred tax liabilities related to:
Accrued expenses	(45)	347
Other	1,034	1,007

Total deferred income tax liabilities	989	1,354

Deferred income taxes, net	$191,741	$207,476

Deferred taxes have not been provided on unrepatriated earnings in the amount of approximately $4.4 million of our investments in our foreign subsidiaries. These earnings are considered permanently reinvested, as it is management’s intention to reinvest foreign profits to finance foreign operations.
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
The following table presents the computation of the unaudited pro forma income tax expense for the year ended December 31, (amounts in thousands):

2004
Income before income taxes, as reported	$41,996
Effective pro forma income tax rate	36.00%
Pro forma income tax expense	$15,119

12.	SEGMENT INFORMATION
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
The Company operates in four distinct business segments: (i) cash advance, (ii) ATM, (iii) check services, and (iv) credit reporting services. The addition in 2006 of the Arriva Card, a private-label credit card, will likely become a separate business line when it becomes significant. Currently the Arriva operations are included in the “Other” column. Also in the “Other” lines of business category, none of which exceed the established materiality for segment reporting, include Western Union, direct marketing and IFT, among others.
These segments are monitored separately by the Chief Executive Officer and Chief Financial Officer for performance against our internal forecast and are consistent with our internal management reporting. The Company’s internal management reporting does not allocate overhead or depreciation and amortization expenses to the respective business segments. For the segment information presented below, these amounts have been allocated to the respective segments based upon relation to the business segment (where identifiable) or on respective revenue contribution.
The Company’s business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.
Major customers— On June 13, 2005, our largest customer, Harrah’s Entertainment, Inc. (“Harrah’s”) completed its acquisition of Caesars Entertainment, Inc. (“Caesars”), another customer of ours. For the years ended December 31, 2006, 2005, and 2004, the combined revenues from all segments for this customer, assuming it had been combined for all periods presented, would have been approximately $97.9 million, $81.3 million, and $82.2 million, respectively, representing 18.1%, and 17.9% and 20.4% of the Company’s total consolidated revenues, respectively. On a historical basis, the combined revenues from all segments from Harrah’s only, for the year ended December 31, 2004, was $47.2 million, representing 11.7% of the Company’s total revenues.
On April 25, 2005, MGM MIRAGE (“MGM”) acquired Mandalay Resort Group (“Mandalay”). Prior to December 2005, the Company did not have any cash advance revenue or ATM revenue from MGM, but did provide services to Mandalay. For the years ended December 31, 2006, 2005 and 2004, the combined revenues from all segments for MGM, assuming it had been combined for all periods presented, would have been approximately $53.8 million, $30.8 million and $28.0 million, respectively, representing 9.9%, 6.8% and 7.0%, of the Company’s total consolidated revenues, respectively.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. The tables below present the results of operations, total assets, and long-lived assists by operating segment as of, and for the years ended (amounts in thousands):

	Cash		Check	Credit
	Advance	ATM	Services	Reporting	Other	Total
December 31, 2006
Revenues	$287,053	$221,727	$29,166	$8,511	$1,691	$548,148
Depreciation and amortization	(3,904)	(5,283)	(21)	(78)	(603)	(9,889)
Operating income (loss)	43,142	31,161	9,110	4,482	(2,699)	85,196
Interest income	3,484	—	—	—	—	3,484
Interest expense	(13,842)	(29,775)	(1,406)	(410)	(82)	(45,515)
Income taxes	(12,771)	(590)	(2,981)	(1,576)	1,179	(16,739)
Minority ownership loss	—	—	—	—	183	183
Net income (loss)	$20,013	$796	$4,723	$2,496	$(1,419)	$26,609
December 31, 2005
Revenues	$235,055	$182,291	$26,376	$8,867	$1,491	$454,080
Depreciation and amortization	(4,283)	(7,191)	(36)	(103)	(496)	(12,109)
Operating income	41,246	28,579	7,437	4,959	63	82,284
Interest income	1,815	—	—	—	—	1,815
Interest expense	(17,569)	(33,380)	(1,971)	(663)	(111)	(53,694)
Income taxes	(7,401)	2,865	(1,968)	(1,547)	98	(7,953)
Minority ownership loss	—	—	—	—	139	139
Net income (loss)	$18,091	$(1,936)	$3,498	$2,749	$189	$22,591
December 31, 2004
Revenues	$209,962	$158,433	$23,768	$9,368	$1,472	$403,003
Depreciation and amortization	(4,803)	(7,869)	(17)	(364)	(495)	(13,548)
Operating income	39,981	20,256	9,681	4,100	3	74,021
Interest income	1,318	—	—	—	—	1,318
Interest expense	(14,394)	(16,576)	(1,630)	(642)	(101)	(33,343)
Income taxes	129,020	87,434	(2,899)	(1,245)	112	212,422
Minority ownership loss	—	—	—	—	137	137
Net income	$155,925	$91,114	$5,152	$2,213	$151	$254,555

	December 31,	December 31,
Total Assets	2006	2005
Cash advance	$359,024	$320,688
ATM	177,278	142,626
Check services	5,310	3,886
Credit reporting	46,872	43,162
Other	164	56

Total assets	$588,647	$510,418

13.	SUBSEQUENT EVENTS
Common Stock Repurchase Program. On February 6, 2007, the Company’s Board of Directors authorized the repurchase of up $50.0 million of the Company’s issued and outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes.
Restricted Share Grants. On February 6, 2007, our Board of Directors approved the grant of 0.7 million shares of restricted stock to employees and certain non-employee members of the Company’s Board of Directors. These shares will vest over a four year period. The total value of the award at the date of grant was $11.3 million.
14.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(amounts in thousands, except earnings per share)
2006
Revenue	$129,835	$133,576	$142,852	$141,885	$548,148
Operating income	20,627	20,214	22,163	22,192	85,196
Net income	6,963	6,279	7,815	5,552	26,609
Earnings per share: (1)
Basic	$0.09	$0.08	$0.10	$0.07	$0.33
Diluted	$0.09	$0.08	$0.10	$0.07	$0.32
2005
Revenue	$109,666	$112,460	$116,595	$115,359	$454,080
Operating income	21,872	20,958	18,170	21,284	82,284
Net income	7,340	6,643	4,486	4,122	22,591
Earnings per share: (1)
Basic	$0.23	$0.21	$0.12	$0.05	$0.49
Diluted	$0.10	$0.09	$0.06	$0.05	$0.30
2004
Revenue	$97,370	$97,711	$106,170	$101,752	$403,003
Operating income	18,069	14,944	21,645	19,363	74,021
Net income	14,103	214,462	6,694	19,296	254,555
Earnings per share: (1)
Basic	$0.44	$6.67	$0.21	$0.60	$7.91
Diluted	$0.20	$3.00	$0.09	$0.27	$3.56
(1) — The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.
15.	GUARANTOR INFORMATION
In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”). There were $152.8 million in Notes outstanding at December 31, 2006 and 2005. The Notes are guaranteed by all of the GCA’s existing domestic wholly-owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under these Notes. These guarantees are full, unconditional, joint and several. CashCall, BVI, GCA Switzerland, GCA HK, and GCA Macau, all wholly owned non-domestic subsidiaries, and IFT, a consolidated joint venture, do not guarantee the Notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for the parent only, the issuer, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of and for the years ended December 31, 2006 and December 31, 2005.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2006
(amounts in thousands)

				Combined
			Combined	Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS
Cash and cash equivalents	$—	$35,022	$2,176	$3,721	$—	$40,919
Restricted cash and cash equivalents	—	350	1,000	—	—	1,350
Settlement receivables	—	138,145	445	3,554	(5,053)	137,091
Other receivables, net	—	18,513	31,060	445	(37,170)	12,848
Prepaid and other assets	—	9,403	2	83	—	9,488
Investment in subsidiaries	121,365	72,353	—	—	(193,718)	—
Property, equipment and leasehold improvements, net	—	20,046	26	382	—	20,454
Goodwill, net	—	116,573	39,471	711	—	156,755
Other intangibles, net	—	17,274	527	200	—	18,001
Deferred income taxes, net	—	191,741	—	—	—	191,741

TOTAL	$121,365	$619,420	$74,707	$9,096	$(235,941)	$588,647

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Settlement liabilities	$—	$136,217	$5,053	$2,025	$(5,053)	$138,242
Accounts payable	—	25,656	59	567	—	26,282
Accrued expenses	—	61,435	1,087	1,660	(46,799)	17,383
Borrowings	—	274,480	—	—	—	274,480

Total liabilities	—	497,788	6,199	4,252	(51,852)	456,387

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	—	103	—	—	—	103
STOCKHOLDERS’ EQUITY	121,365	121,529	68,508	4,844	(184,089)	132,157

TOTAL	$121,365	$619,420	$74,707	$9,096	$(235,941)	$588,647

 * Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2005
(amounts in thousands)

				Combined
			Combined	Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS
Cash and cash equivalents	$—	$32,237	$276	$2,610	$—	$35,123
Settlement receivables	—	59,236	—	928	—	60,164
Other receivables, net	—	7,318	22,737	37	(22,737)	7,355
Prepaid and other assets	—	10,947	—	12	—	10,959
Investment in subsidiaries	94,484	66,707	—	—	(161,191)	—
Property, equipment and leasehold improvements, net	—	10,485	3	91	—	10,579
Goodwill, net	—	116,574	39,471	711	—	156,756
Other intangibles, net	—	21,714	128	164	—	22,006
Deferred income taxes, net	—	207,476	—	—	—	207,476

TOTAL	$94,484	$532,694	$62,615	$4,553	$(183,928)	$510,418

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Settlement liabilities	$—	$59,017	$—	$765	$—	$59,782
Accounts payable	—	20,103	70	240	—	20,413
Accrued expenses	—	37,529	58	(671)	(22,738)	14,178
Borrowings	—	321,412	—	—	—	321,412

Total liabilities	—	438,061	128	334	(22,738)	415,785

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	—	149	—	—	—	149
STOCKHOLDERS’ EQUITY (DEFICIT)	94,484	94,484	62,487	4,219	(161,190)	94,484

TOTAL	$94,484	$532,694	$62,615	$4,553	$(183,928)	$510,418

 * Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2006
(amounts in thousands)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$281,733	$—	$5,320	$—	$287,053
ATM	—	221,727	—	—	—	221,727
Check services	—	18,345	10,821	—	—	29,166
Central Credit and other revenues	26,609	6,851	8,887	98	(32,243)	10,202

Total revenues	26,609	528,656	19,708	5,418	(32,243)	548,148
Cost of revenues (exclusive of depreciation and amortization)	—	(377,114)	(9,069)	(3,068)	—	(389,251)
Operating expenses	—	(57,002)	(5,451)	(1,930)	571	(63,812)
Amortization	—	(5,259)	(167)	(94)	—	(5,520)
Depreciation	—	(4,317)	(7)	(45)	—	(4,369)

OPERATING INCOME (LOSS)	26,609	84,964	5,014	281	(31,672)	85,196

INTEREST INCOME (EXPENSE), NET
Interest income	—	3,325	7	152	—	3,484
Interest expense	—	(42,098)	—	—	—	(42,098)
Loss on early extinguishment of debt	—	(3,417)	—	—	—	(3,417)

Total interest income (expense) , net	—	(42,190)	7	152	—	(42,031)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	26,609	42,774	5,021	433	(31,672)	43,165
INCOME TAX PROVISION	—	(16,348)	—	(391)	—	(16,739)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	26,609	26,426	5,021	42	(31,672)	26,426
MINORITY OWNERSHIP LOSS	—	183	—	—	—	183

NET INCOME (LOSS)	$26,609	$26,609	$5,021	$42	$(31,672)	$26,609

 * Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2005
(amounts in thousands)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$230,157	$—	$4,898	$—	$235,055
ATM	—	182,291	—	—	—	182,291
Check services	—	22,716	3,660	—	—	26,376
Central Credit and other revenues	22,591	8,193	8,867	85	(29,378)	10,358

Total revenues	22,591	443,357	12,527	4,983	(29,378)	454,080
Cost of revenues (exclusive of depreciation and amortization)	—	(302,104)	(3,287)	(3,090)	—	(308,481)
Operating expenses	—	(46,971)	(3,404)	(1,449)	618	(51,206)
Amortization	—	(5,167)	(90)	(38)	—	(5,295)
Depreciation	—	(6,788)	(1)	(25)	—	(6,814)

OPERATING INCOME (LOSS)	22,591	82,327	5,745	381	(28,760)	82,284

INTEREST INCOME (EXPENSE), NET
Interest income	—	1,713	—	102	—	1,815
Interest expense	—	(44,165)	—	—	—	(44,165)
Loss on early extinguishment of debt	—	(9,529)	—	—	—	(9,529)

Total interest income (expense) , net	—	(51,981)	—	102	—	(51,879)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	22,591	30,346	5,745	483	(28,760)	30,405
INCOME TAX PROVISION	—	(7,894)	—	(59)	—	(7,953)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	22,591	22,452	5,745	424	(28,760)	22,452
MINORITY OWNERSHIP LOSS	—	139	—	—	—	139

NET INCOME (LOSS)	$22,591	$22,591	$5,745	$424	$(28,760)	$22,591

 * Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006
(amounts in thousands)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,609	$26,609	$5,021	$42	$(31,672)	$26,609
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs		1,584				1,584
Amortization of intangibles		5,259	167	94		5,520
Depreciation		4,317	7	45		4,369
Gain on sale or disposal of assets		(6)				(6)
Loss on early extinguishment of debt		3,417				3,417
Provision for bad debts			6,483			6,483
Deferred income taxes		15,899				15,899
Equity income	(26,609)	(5,063)			31,672	—
Minority ownership loss		(287)				(287)
Stock-based compensation		9,141				9,141
Changes in operating assets and liabilities:
Settlement receivables		(78,621)	(2,186)	(2,639)	6,792	(76,654)
Other receivables, net		(19,211)	(15,141)	(858)	24,707	(10,503)
Prepaid and other assets		(1,833)	(1)	(72)		(1,906)
Settlement liabilities		76,965	5,053	1,223	(5,053)	78,188
Accounts payable		5,552	(10)	325		5,867
Accrued expenses		22,950	3,103	2,751	(26,446)	2,358

Net cash provided by operating activities	—	66,672	2,496	911	—	70,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements		(13,830)	(30)	(335)		(14,195)
Purchase of other intangibles		(820)	(566)	(130)		(1,516)
Changes in restricted cash and cash equivalents		(350)	(1,000)			(1,350)
Investments in subsidiaries	(1,488)	(1,360)			2,848	—

Net cash used in investing activities	(1,488)	(16,360)	(1,596)	(465)	2,848	(17,061)

* Eliminations include intercompany investments and management fees	(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006
(amounts in thousands)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility		121,730				121,730
Repayments under credit facility		(168,662)				(168,662)
Debt issuance costs		(1,557)				(1,557)
Exercise of stock options	1,488					1,488
Minority capital contributions					240	240
Capital contributions		1,488	1,000	600	(3,100)	—

Net cash provided by (used in) financing activities	1,488	(47,001)	1,000	600	(2,860)	(46,761)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(526)	—	65	—	(461)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	2,785	1,900	1,111	—	5,796
CASH AND CASH EQUIVALENTS—Beginning of period	—	32,237	276	2,610	—	35,123

CASH AND CASH EQUIVALENTS—End of period	$—	$35,022	$2,176	$3,721	$—	$40,919

 * Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005
(amounts in thousands)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,591	$22,591	$5,745	$424	$(28,760)	$22,591
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	1,942	—	—	—	1,942
Amortization of intangibles	—	5,167	90	38	—	5,295
Depreciation	—	6,788	1	25	—	6,814
Loss on sale or disposal of assets	—	47	—	—	—	47
Loss on early extinguishment of debt	—	9,529	—	—	—	9,529
Provision for bad debts	—	4,068	—	—	—	4,068
Deferred income taxes	—	6,645	—	583	—	7,228
Equity income	(22,591)	(6,169)	—	—	28,760	—
Minority ownership loss	—	(218)	—	—	—	(218)
Changes in operating assets and liabilities:
Settlement receivables	—	(29,681)	—	(348)	—	(30,029)
Other receivables, net	864	(5,649)	(5,786)	(18)	3,492	(7,097)
Prepaid and other assets	—	(1,092)	(1)	—	—	(1,093)
Settlement liabilities	—	17,685	—	152	—	17,837
Accounts payable	—	202	(306)	(74)	—	(178)
Accrued expenses	—	7,161	58	(1,878)	(3,492)	1,849

Net cash (used in) provided by operating activities	864	39,016	(199)	(1,096)	—	38,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	—	(6,962)	(4)	(132)	—	(7,098)
Purchase of other intangibles	—	(10,393)	(183)	(186)	—	(10,762)
Investments in subsidiaries	(130,459)	(700)	—	—	131,159	—

Net cash used in investing activities	(130,459)	(18,055)	(187)	(318)	131,159	(17,860)

* Eliminations include intercompany investments and management fees	(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005
(amounts in thousands)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(74,588)	—	—	—	(74,588)
Repayments from early retirement of senior subordinated notes	—	(89,446)	—	—	—	(89,446)
Debt issuance costs	—	(331)	—	—	—	(331)
Proceeds from equity offering	128,895	—	—	—	—	128,895
Minority capital contributions	—	280	—	—	—	280
Capital contributions	—	130,459	—	700	(131,159)	—

Net cash provided by (used in) financing activities	128,895	(33,626)	—	700	(131,159)	(35,190)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(135)	—	146	—	11

NET DECREASE IN CASH AND CASH EQUIVALENTS	(700)	(12,800)	(386)	(568)	—	(14,454)
CASH AND CASH EQUIVALENTS—Beginning of period	700	45,037	662	3,178	—	49,577

CASH AND CASH EQUIVALENTS—End of period	$—	$32,237	$276	$2,610	$—	$35,123

 * Eliminations include intercompany investments and management fees

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2006, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, as of December 31, 2006 our disclosure controls and procedures were not effective.
Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2006 and the material weaknesses described below, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present in all material respects our financial position, results of operations and cash flows for the fiscal years covered therein.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.
As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our assessment identified deficiencies that were determined to be material weaknesses.
A material weakness is a significant control deficiency, or combination of significant control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of the material weaknesses described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2006.
The specific material weaknesses identified by management as of December 31, 2006 are described as follows:
•
Ineffective controls related to staffing in finance and accounting: During 2006, we had a high level of turnover of personnel in our finance and accounting staff, which resulted in certain controls not operating effectively as of December 31, 2006. This material weakness did not result in a material adjustment to our 2006 consolidated financial statements but did contribute significantly to the following internal control deficiencies each of which is considered to be a material weakness:

•
Ineffective control related to the reconciliation and analysis of accounts: The control designed to ensure the timely and accurate preparation, review and approval of account analyses and reconciliations did not operate effectively. Specifically, certain reconciliations and analyses were not performed in a timely manner.

•
Ineffective controls related to the financial reporting close process: Certain controls designed to ensure the timely and accurate preparation, review and approval of our accounts and financial statements did not operate effectively. Specifically, 1) systematic controls were not in place to segregate the preparation and review of journal entries, 2) certain journal entries were not properly reviewed and approved in accordance with Company policy, 3) certain checklists were not maintained or reviewed and approved by appropriate finance and accounting personnel, and 4) we were unable to adhere to our pre-determined closing and reporting calendar.

•
Ineffective controls related to income taxes: Certain controls designed to ensure the timely and accurate calculation of our provision for income taxes did not operate effectively. Certain matters affecting our income tax provision were not identified on a timely basis by finance and accounting personnel. Further, our process to timely and accurately quantify temporary differences did not operate effectively.

•
Ineffective controls related to the accounts payable process: Certain controls designed to ensure the timely and accurate disbursement of Company funds did not operate effectively. Specifically, 1) certain disbursements were not properly reviewed for appropriate coding and cut-off and 2) the vendor master file was not reviewed by finance and accounting management for pertinence and accuracy.

•
Inadequate controls related to commissions: We did not have appropriate internal control design related to how we calculate the amount of commissions we pay our customers. Specifically, 1) internal controls over commission set-up did not include a comparison of commission rates to contractual terms and 2) there was an ineffective process to determine the appropriate commission type and amount. In addition, some of the databases and applications used to maintain transaction records and perform certain commission computations were maintained by a third party, and appropriate controls to monitor and approve changes and to limit access were not in place.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on management’s assessment of our internal control over financial reporting which is set forth below.
Changes in Internal Control
Based on the evaluation required by Rule 13a-15(d) of the Exchange Act, there were no changes to our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan
We have undertaken efforts to remediate the material weaknesses identified in our internal control over financial reporting described above, including developing the specific remediation initiatives described below. The implementation of these initiatives is a priority in 2007. Even though we have commenced these efforts, there can be no assurance that we will complete the remediation, that we will do so on a timely basis, and, even if we do so that the remediation efforts will eliminate the identified material weaknesses. In addition, it is possible that we or our independent auditors may identify other material weaknesses in future periods.
Inadequate Staffing in Finance and Accounting
We have undertaken to increase both the number of people and the experience and training of our finance and accounting staff. We are also planning to increase the number of people working in our information systems department, since much of the data used by the finance and accounting staff is generated by our information systems. We filled the vacancy in our Assistant Controller position in November 2006, and during 2007 have filled other vacancies in accounts payables and in financial accounting. We intend to fill all other open positions as quickly as possible. In addition, we plan to create and fill several new positions. We believe that filling the existing and new positions will assist us in remediating the control weaknesses identified that resulted from inadequate accounting and finance staffing.
We will put in place specific procedures and checklists for our financial close process. Those procedures will identify what information needs to be made available to specific individuals in finance and accounting and the timetable for that information availability. Those procedures will also define specific review and approval procedures for routine closing activities, including reconciliation of all material balance sheet accounts. We believe that the use of these procedures and checklists will allow us to more efficiently and predictably manage our financial close process and to make financial information related to accounting periods available to management on a more timely basis.
We are in the process of converting to a new accounting software system that has capabilities unavailable in our former system. The availability of these capabilities should increase the productivity of our staff in finance and accounting, as they will be required to spend less time on tasks that will be automated by the new system.
With respect to the material weakness in computing our provision for income taxes, we will review our capabilities with respect to income taxes. We will also integrate the tax area more closely into our planning activities so that the tax impact of certain anticipated activities or events might be known on a more timely basis.
Additionally, with respect to the ineffective controls related to the accounts payable process, we have hired a new supervisor of our accounts payable department who has, in turn, hired new staff. In addition, we expect our accounts payable department to benefit from the conversion to our new accounting system.
Inadequate Controls Related to Commissions
During 2007, we plan to redesign the system of controls governing our commission calculation systems. Specifically, we plan to standardize to the extent practical the language in customer agreements. We plan to bring the management of the commission system and responsibility for the databases and applications containing customer information in house. We plan to enhance the design of control procedures for the entry or change of data in the commission database. We also plan to institute regular reporting comparing the amount of commissions calculated to the amounts paid, and review those reports regularly for accuracy. Finally, we plan to implement periodic audits of our controls over commission payments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Global Cash Access Holdings, Inc.
Las Vegas, Nevada
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Global Cash Access Holdings, Inc. and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission(“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
Ineffective controls related to staffing in finance and accounting: During 2006, the Company had a high level of turnover of personnel in its finance and accounting staff, which resulted in certain controls not operating effectively as of December 31, 2006. This material weakness did not result in a material adjustment to its 2006 consolidated financial statements but did contribute significantly to the following internal control deficiences each of which is considered to be a material weakness:
Ineffective control related to the reconciliation and analysis of accounts: The control designed to ensure the timely and accurate preparation, review and approval of account analyses and reconciliations did not operate effectively. Specifically, certain reconciliations and analyses were not performed in a timely manner.
Ineffective controls related to the financial reporting close process: Certain controls designed to ensure the timely and accurate preparation, review and approval of our accounts and financial statements did not operate effectively. Specifically, 1) systematic controls were not in place to segregate the preparation and review of journal entries, 2) certain journal entries were not properly reviewed and approved in accordance with Company policy, 3) certain checklists were not maintained or reviewed and approved by appropriate finance and accounting personnel, and 4) the Company was unable to adhere to their pre-determined closing and reporting calendar.

Ineffective controls related to income taxes: Certain controls designed to ensure the timely and accurate calculation of the Company’s provision for income taxes did not operate effectively. Certain matters affecting its income tax provision were not identified on a timely basis by finance and accounting personnel. Further, the Company’s process to timely and accurately quantify temporary differences did not operate effectively.
Ineffective controls related to the accounts payable process: Certain controls designed to ensure the timely and accurate disbursement of Company funds did not operate effectively. Specifically, 1) certain disbursements were not properly reviewed for appropriate coding and cut-off and 2) the vendor master file was not reviewed by finance and accounting management for pertinence and accuracy.
Inadequate controls related to commissions: The Company did not have appropriate internal control design related to how they calculate the amount of commissions they pay to their customers. Specifically, 1) internal controls over commission set-up did not include a comparison of commission rates to contractual terms and 2) there was an ineffective process to determine the appropriate commission type and amount. In addition, some of the databases and applications used to maintain transaction records and to limit access perform certain commission computations were maintained by a third party, and appropriate controls to monitor and approve changes and to limit access were not in place.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such consolidated financial statements.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 30, 2007, expressed an unqualified opinion, and included an explanatory paragraph related to the adoption of SFAS No. 123(R), Share-Based Payment, on those consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 30, 2007

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors, executive officers and corporate governance required by this Item is incorporated by reference to the section entitled “Proposal One — Election of Class II Directors” in the Company’s Definitive Proxy Statement in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2006. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information required by 10A-3(d) of the Exchange Act is incorporated by reference to the section entitled “Board and Corporate Governance Matters” in the Proxy Statement.
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
On March 30, 2007, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange Corporate Governance listing standards as of that date. On March 23, 2006, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange Corporate Governance listing standards as of that date.
We have filed, as an exhibit to this Annual Report on Form 10-K, the certification required by Section 302 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder regarding the quality of our public disclosure.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference to the section entitled “Executive Compensation,” “Directors’ Compensation” and “Report of Compensation Committee” in the Proxy Statement.
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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference to the section entitled “Transactions with Related Persons” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference to the section entitled “Audit and Non-Audit Fees” in the Proxy Statement.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.
Financial Statements
Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2006
Consolidated Statement of Stockholders’ Equity (Deficiency) for the three years ended December 31, 2006
Consolidated Statements of Cash Flows for the three years ended December 31, 2006
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.	See Item 15(b)

(b)	Exhibits:

Exhibit
Number		Exhibit Description

3.1	(1)	Amended and Restated Certificate of Incorporation

3.2	(1)	Amended and Restated Bylaws

4.2	(1)	Indenture relating to $235,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2012

4.3	(1)	Form of 8 3/4% Senior Subordinated Notes due 2012

4.4	(1)	Assumption Agreement, dated as of June 7, 2004, by Global Cash Access, Inc. and the Subsidiary Guarantors named therein

4.5	(1)
Supplemental Indenture by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., GCA Access Card, Inc., Central Credit, LLC and The Bank of New York Trust Company, N.A. and form of notation of Guarantee by Global Cash Access Holdings, Inc.

4.6	(1)	Supplemental Indenture by and among Global Cash Access, Inc., GCA Access Card, Inc., Central Credit, LLC and The Bank of New York Trust Company, N.A. and notation of Guarantee by GCA Access Card, Inc.

10.1	(1)	Lease Agreement, dated as of March 8, 2000, by and between Global Cash Access, L.L.C. and American Pacific Capital Gateway Bldg D Co., L.L.C.

10.4	(1)	Guaranty, dated as of March 10, 2004, among GCA Holdings, L.L.C., the guarantors from time to time party hereto and Bank of America, N.A., as Administrative Agent

10.5	(1)	Security Agreement including First and Second Amendments thereto, dated as of March 10, 2004, among the loan parties from time to time party thereto and Bank of America, N.A., as Collateral Agent

10.6	(1)	Pledge Agreement, dated as of March 10, 2004, among the loan parties from time to time party thereto and Bank of America, N.A., as Collateral Agent

10.7	(1)	Membership Unit Redemption Agreement, dated as of March 10, 2004, between FDFS Holdings, LLC and GCA Holdings, L.L.C.

10.8	(1)
Sponsorship Agreement, dated as of November 1999, by and between BA Merchant Services, Inc. and Global Cash Access, L.L.C., as amended by Amendment Number 1 to the Sponsorship Agreement, dated as of September 2000, among BA Merchant Services, Global Cash Access, L.L.C. and First Data Corporation

10.9	(1)	Sponsorship Indemnification Agreement, dated as of March 10, 2004, by and between Global Cash Access, L.L.C. and First Data Corporation

10.10	(1)	Amended and Restated Software License Agreement, dated as of March 10, 2004, between Infonox on the Web and Global Cash Access, L.L.C.

10.11	(1)	Professional Services Agreement, dated as of March 10, 2004, between Infonox on the Web and Global Cash Access, L.L.C.

10.12	(1)	Patent License Agreement, dated as of March 10, 2004, between USA Payments and Global Cash Access, L.L.C.

Exhibit
Number		Exhibit Description

10.13	(1)	Amended and Restated Electronic Payment Processing Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C., USA Payments Inc. and USA Payment Systems, Inc.

10.14	(1)	Letter Agreement Relating to Technology, dated May 13, 2004, among Global Cash Access, L.L.C., USA Payments, USA Payment Systems and Infonox on the Web

10.15	(1)
Automated Teller Machine Sponsorship Agreement by and between Global Cash Access, L.L.C. and Western Union Bank, dated as of November 12, 2002, and First Amendment to Automated Teller Machine Sponsorship Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C. and First Financial Bank

10.16	(1)	Membership Unit Purchase Agreement, dated as of March 10, 2004, by and among Bank of America Corporation, M&C International and GCA Holdings, L.L.C.

10.17	(1)	Amendment to Treasury Services Terms and Conditions Booklet—ATM Cash Services, dated as of March 8, 2004, by and between Global Cash Access, L.L.C. and Bank of America, N.A.

10.18	(1)	Limited Liability Company Agreement of QuikPlay, LLC, dated as of December 6, 2000, between Global Cash Access, L.L.C. and IGT

10.19	(1)	Registration Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein, M&C International and Bank of America Corporation

10.20	(1)	Stockholders Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein, M&C International and Bank of America Corporation

10.21	(1)	Investor Rights Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein and M&C International

10.22	(1)	Noncompete Agreement, dated as of May 14, 2004, by and between GCA Holdings, Inc. and Kirk Sanford

*10.23	(1)	Employment Agreement, dated as of July 12, 2004, by and between Global Cash Access, Inc. and Harry C. Hagerty

*10.24	(1)	Notice of Stock Option Award and Stock Option Award Agreement, dated as of September 1, 2004, by and between GCA Holdings, Inc. and Harry C. Hagerty

*10.25	(1)	Global Cash Access Holdings, Inc. 2005 Stock Incentive Plan

*10.26	(1)	Employment Agreement, dated as of March 22, 2005, by and between Global Cash Access, Inc. and Kirk Sanford

*10.27	(1)	Form of Indemnification Agreement between Global Cash Access Holdings, Inc. and each of its executive officers and directors

10.28	(1)	Patent Purchase and License Agreement, dated as of March 22, 2005, by and between Global Cash Access, Inc. and USA Payments

10.29	(1)	Termination and Consent, dated as of March 16, 2005, by and among Global Cash Access Holdings, Inc. and the other parties thereto

10.30	(1)
Amended and Restated Credit Agreement, dated as of April 13, 2005, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, as amended by Amendment No. 1 thereto

*10.32	(1)	Employment Agreement, dated as of September 12, 2005, by and between Global Cash Access, Inc. and Kathryn S. Lever

Exhibit
Number		Exhibit Description

*10.33	(2)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Kirk E. Sanford

*10.34	(3)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Harry C. Hagerty

*10.35	(4)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Kathryn S. Lever

+10.36		Master Service Agreement, dated as of November 27, 2006, by and between Global Cash Access, Inc. and Integrated Payment Systems, Inc.

10.37	(5)
Second Amended and Restated Credit Agreement, dated as of November 1, 2006, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, Bank of America, N.A., as Administrative Agent, and Wachovia Bank, N.A., as Syndication Agent

12.1		Computation of ratio of earnings to fixed charges

21.1		Subsidiaries of the Registrant

23.1		Consent of Deloitte & Touche LLP

24.1		Power of Attorney (see page 110)

31.1
Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 30, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 30, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 30, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 30, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-123514) filed September 22, 2005.

(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2006.

(3)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 17, 2006.

(4)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 17, 2006.

(5)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 7, 2006.

*	Management contracts or compensatory plans or arrangements.

+	Confidential treatment has been requested with regard to certain portions of this document.
(c)	See Item 15(a)(2).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASH ACCESS HOLDINGS, INC.
By:	/s/ Kirk Sanford
Kirk Sanford
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 30, 2007
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

Signature	Title	Date
/s/ Kirk Sanford Kirk Sanford	President and Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2007
/s/ Harry C. Hagerty Harry C. Hagerty	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2007
/s/ Karim Maskatiya Karim Maskatiya	Director	March 30, 2007
/s/ Robert Cucinotta Robert Cucinotta	Director	March 30, 2007
/s/ Walter G. Kortschak Walter G. Kortschak	Director	March 30, 2007
/s/ Charles J. Fitzgerald Charles J. Fitzgerald	Director	March 30, 2007
/s/ E. Miles Kilburn E. Miles Kilburn	Director	March 30, 2007
/s/ William H. Harris William H. Harris	Director	March 30, 2007
/s/ Geoff Judge Geoff Judge	Director	March 30, 2007
/s/ Fred C. Enlow Fred C. Enlow	Director	March 30, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.36	Master Service Agreement, dated as of November 27, 2006, by and between Global Cash Access, Inc. and Integrated Payment Systems, Inc.
12.1	Computation of ratio of earnings to fixed charges
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (see page 110)
31.1	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 30, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 30, 2007 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 30, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 30, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002