Form 10-Q
period 2007-03-31
Global Cash Access Holdings, Inc.
filed 2007-05-10
CIK 1318568

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file no 001 - 32622
GLOBAL CASH ACCESS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	20-0723270

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. No.)

3525 EAST POST ROAD, SUITE 120 LAS VEGAS, NEVADA	89120

(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐ No ☑
As of May 7, 2007, there were 83,036,514 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$52,619	$40,919
Restricted cash and cash equivalents	1,350	1,350
Settlement receivables	72,495	137,091
Receivables other, net	15,193	12,848
Prepaid and other assets	8,828	9,488
Property, equipment and leasehold improvements, net	20,972	20,454
Goodwill, net	156,762	156,755
Other intangibles, net	17,160	18,001
Deferred income taxes, net	187,390	191,741

Total assets	$532,769	$588,647

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$76,935	$138,242
Accounts payable	26,077	26,282
Accrued expenses	14,217	17,383
Borrowings	274,230	274,480

Total liabilities	391,459	456,387

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	3	103

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 500,000 shares authorized, 83,021 and 82,313 shares issued and 81,758 and 81,703 shares outstanding at March 31, 2007 and December 31, 2006, respectively	82	82
Preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Additional paid in capital	142,802	139,515
Accumulated deficit	(1,701)	(9,601)
Accumulated other comprehensive income	2,217	2,161
Treasury stock, at cost, 134 and 0 shares at March 31, 2007 and December 31, 2006, respectively	(2,093)	—

Total stockholders’ equity	141,307	132,157

Total liabilities and stockholders’ equity	$532,769	$588,647

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per share)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
REVENUES:
Cash advance	$77,412	$67,055
ATM	60,766	53,160
Check services	7,351	7,244
Central Credit and other revenues	3,215	2,376

Total revenues	148,744	129,835

Cost of revenues (exclusive of depreciation and amortization)	(106,729)	(91,351)
Operating expenses	(17,932)	(15,290)
Amortization	(1,326)	(1,502)
Depreciation	(1,431)	(1,065)

OPERATING INCOME	21,326	20,627

INTEREST INCOME (EXPENSE), NET
Interest income	896	555
Interest expense	(9,642)	(10,248)

Total interest income (expense), net	(8,746)	(9,693)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	12,580	10,934

INCOME TAX PROVISION	(4,744)	(4,007)

INCOME BEFORE MINORITY OWNERSHIP LOSS	7,836	6,927

MINORITY OWNERSHIP LOSS, NET OF TAX	64	36

NET INCOME	7,900	6,963
Foreign currency translation, net of tax	56	53

COMPREHENSIVE INCOME	$7,956	$7,016

Earnings per share
Basic	$0.10	$0.09

Diluted	$0.10	$0.09

Weighted average number of common shares outstanding
Basic	81,764	81,556
Diluted	82,044	81,556
See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,900	$6,963
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	243	424
Amortization of intangibles	1,326	1,502
Depreciation	1,431	1,065
Provision for bad debts	1,159	1,500
Deferred income taxes	4,352	3,763
Minority ownership loss	(100)	(57)
Stock-based compensation	2,936	1,961
Changes in operating assets and liabilities:
Settlement receivables	64,592	36,269
Receivables other, net	(3,401)	(498)
Prepaid and other assets	440	(226)
Settlement liabilities	(61,314)	(35,833)
Accounts payable	(205)	2,259
Accrued expenses	(3,176)	(2,493)

Net cash provided by operating activities	16,183	16,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(1,941)	(2,252)
Purchase of other intangibles	(485)	(243)

Net cash used in investing activities	(2,426)	(2,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	(250)	(2,310)
Debt issuance costs	(23)	(105)
Proceeds from exercise of stock options	341	163
Purchase of treasury stock	(2,093)	—
Minority capital contributions	—	240

Net cash used in financing activities	(2,025)	(2,012)

(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(32)	$32

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,700	12,124

CASH AND CASH EQUIVALENTS—Beginning of period	40,919	35,123

CASH AND CASH EQUIVALENTS—End of period	$52,619	$47,247

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$12,848	$13,008

Cash paid for income taxes, net of refunds	$449	$621

Property acquired with accounts payable	$—	$1,864

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BUSINESS AND BASIS OF PRESENTATION
Business—Global Cash Access Holdings, Inc. is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. (‘‘GCA’’). Unless otherwise indicated, the terms ‘‘the Company,’’ “Holdings,” ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to Global Cash Access Holdings, Inc. together with its consolidated subsidiaries. Holdings was formed on February 4, 2004, to hold all of the outstanding capital stock of GCA and to guarantee the obligations under GCA’s senior secured credit facilities.
GCA is a financial services company that provides cash access products and services to the gaming industry. The Company’s cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash advances, point-of-sale debit card cash advances, automated teller machine (“ATM”) withdrawals, check cashing transactions and money transfers. These services are provided to patrons at gaming establishments directly by the Company or through one of its consolidated subsidiaries. GCA’s subsidiaries are: CashCall Systems Inc. (“CashCall”), Global Cash Access (UK) Ltd. (“GCA UK”), Global Cash Access (BVI), Inc. (“BVI”), Arriva Card, Inc. (“Arriva”), Global Cash Access Switzerland A.G. (“GCA Switzerland”), Global Cash Access (Belgium), S.A. (“GCA Belgium”), Innovative Funds Transfer, LLC (“IFT”), Global Cash Access (HK) Ltd. (“GCA HK”) and GCA (Macau), S.A. (“GCA Macau”).
The Company also owns and operates a credit reporting agency for the gaming industry, Central Credit, LLC (“Central”), and provides credit-information services and credit-reporting history on gaming patrons to various gaming establishments. Central operates in both international and domestic gaming markets.
Commencing in the third quarter of 2006, the Company, through Arriva, began offering a credit card aimed at consumers who perform cash advance transactions in gaming establishments.
The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings and its consolidated subsidiaries: GCA, CashCall, GCA UK, Central, BVI, Arriva, GCA Switzerland, GCA Belgium, IFT, GCA HK and GCA Macau.
Basis of Presentation—The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full fiscal year.
These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation— The unaudited condensed consolidated financial statements presented for the three months ended March 31, 2007 and 2006 and as of December 31, 2006 include the accounts of Global Cash Access Holdings, Inc., and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Earnings Applicable to Common Stock—In accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 128, Earnings per Share, basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of potential common stock, which consists of non-vested shares and assumed stock option exercises. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Weighted average common shares outstanding — basic	81,764	81,566
Potential dilution from equity grants (1)	280	—

Weighted average common shares outstanding — diluted	82,044	81,566

(1) — The potential dilution excludes stock options to acquire 3,946,785 and 4,119,995 shares of common stock and 1,085,251 and 0 shares of time-based restricted stock at March 31, 2007 and 2006, respectively, as the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.
Arriva Card, Inc. —Pursuant to the Receivables Sale Agreement and the Revolving Loan Product Program Agreement entered into in March 2006 between CIT Bank (“CIT”) and Arriva, CIT is the legal issuer of the Arriva Cards marketed by Arriva. As of March 31, 2007, CIT had $7.4 million in outstanding patron receivables from originated transactions performed on Arriva Cards. CIT is entitled to receive monthly from Arriva a fee based on the average balance of receivables multiplied by an interest rate. As of March 31, 2007, the interest is determined as the one-month London InterBank Offered Rate (“LIBOR”) plus 225 basis points, or approximately 7.6%.
Recently Issued Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See further discussion of adoption of FIN 48 in Note 9.
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
In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact of SFAS No. 159.

3.	ATM FUNDING AGREEMENTS
Bank of America Amended Treasury Services Agreement— On March 8, 2004, the Company entered into an Amendment of the Treasury Services Agreement (“Bank of America ATM Funding Agreement”) with Bank of America, N.A. that allowed for the Company to utilize up to $300 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for all the Company’s ATMs. The amount provided by Bank of America can be increased above $300 million at the option of Bank of America. For use of these funds, GCA pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points. For the three months ended March 31, 2007 and 2006, $3.9 million and $3.5 million, respectively, of cash usage fees have been included in interest expense in the accompanying condensed consolidated statements of income. At March 31, 2007, the outstanding balance of ATM cash utilized by GCA was $319.9 million and the cash usage interest rate in effect was 5.6%.
Site Funded ATMs— GCA operates some ATMs at customer locations where the customer provides the cash required for ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability is included within settlement liabilities in the accompanying balance sheets and was $33.6 million and $53.7 million as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007 and December 31, 2006, GCA operated 678 and 626 devices (ATMs and redemption kiosks), respectively, that were site funded.
4.	BENEFIT PLANS
Stock Options—The Company has issued stock options to directors, officers and key employees under the 2005 Stock Incentive Plan (the “2005 Plan”). Generally, options under the 2005 Plan (other than those granted to non-employee directors) will vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Stock options are issued at the current market price on the date of grant, with a contractual term of 10 years.
A summary of award activity under the Company’s stock option plans as of March 31, 2007 and changes during the three month period then ended is as follows:

		Weighted	Weighted
		Average Exercise	Average Life	Aggregate
	Options	Prices	Remaining	Intrinsic Value
				(in thousands)
Outstanding — December 31, 2006	4,247,350	$13.30	8.2 years	$29,103

Granted	—	—
Exercised	(25,179)	13.99
Forfeited	(38,074)	13.96

Outstanding — March 31, 2007	4,184,097	$13.29	7.9 years	$28,666

Exercisable — March 31, 2007	2,044,260	$12.89	7.7 years	$13,740

There were no stock options granted during the three months ended March 31, 2007. During the three months ended March 31, 2007 and 2006 we received $0.3 million and $0.2 million in cash from the exercise of stock options, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $0.2 million and $0.1 million, respectively. During the three months ended March 31, 2007 and 2006 we recorded $1.8 million and $1.7 million in non-cash compensation expense related to options granted that are expected to vest. As of March 31, 2007, there was $13.8 million in unrecognized compensation expense related to options expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.9 years.

Restricted Stock— The Company began issuing restricted stock to employees in the first quarter of 2006. The vesting provisions are similar to those applicable to stock options. Because these restricted shares are issued primarily to employees of the Company, many of the shares issued will be withheld by the Company to satisfy the statutory withholding requirements applicable to the restricted stock grants. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced and the number of shares included within treasury stock is increased by the amount of shares withheld. Prior to vesting, the restricted stock has rights to the dividends declared and voting rights, therefore they are considered issued and outstanding. During the three months ended March 31, 2007, the Company withheld 47,316 shares of restricted stock from employees with a cumulative vest date fair value of $0.8 million. These amounts have been included a part of the total treasury stock repurchased during the period.
In February 2007, the Company awarded 689,500 shares of time-based restricted common stock to independent non-employee directors, officers and key employees. Generally, these shares will vest over a four year period similar to the vesting outlined for options under our 2005 Plan. A summary of all non-vested share awards for the Company’s time-based restricted shares as of March 31, 2007 is as follows:

Shares
Outstanding
Balance — December 31, 2006	602,997

Granted	689,500
Vested	(158,105)
Canceled	(6,343)

Balance — March 31, 2007	1,128,049

There were 0.2 million time-based restricted shares vested during the three months ended March 31, 2007. During the three months ended March 31, 2007 and 2006 we recorded $1.1 million and $0.2 million in non-cash compensation expense related to the restricted stock granted that is expected to vest. As of March 31, 2007, there was $17.7 million in unrecognized compensation expense related to time-based restricted shares expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.4 years.

5.	COMMITMENTS AND CONTINGENCIES

Litigation Claims and Assessments

Canadian Goods and Services Tax (‘‘GST’’)— In April 2004, CashCall was notified through one of its customers that the Canadian Revenue Agency (‘‘CRA’’) Appeals Division had taken a position, on audit of the customer’s two locations, that the customer was liable for GST on commissions it received in connection with the cash advance services provided by CashCall. The CRA’s position is disputed by both CashCall and the customer based upon their interpretation of the Canadian Excise Tax Act (‘‘ETA’’).

In December 2004, the Company paid the amount assessed related to the customer, and the customer remitted such amount to the CRA. In February 2005, the Company filed a refund claim for taxes paid in error with CRA. This claim was denied as expected, and the Company is currently defending the rebate claim through the appeals process.

The Company believes the transactions performed in Canada are financial services transactions specifically exempted by the ETA and therefore not subject to GST. As the Company has paid these obligations and as there is uncertainty related to the ability to recover these amounts through the refund claim and appeals process, the Company has deemed it appropriate to expense this payment and accrue for a liability related to future payments for this customer. In the three months ended March 31, 2007 and 2006, the Company has recorded minimal amounts in operating expenses related to this potential tax exposure in the accompanying consolidated income statements.

Compliance Letters from MasterCard International, Inc. and Visa USA— In the normal course of business, the Company routinely receives letters from MasterCard International, Inc. and Visa USA (the ‘‘Associations’’) regarding non-compliance with various aspects of the respective Associations’ bylaws and regulations as they relate to transaction processing. The Company is periodically involved in discussions with its sponsoring bank and the Associations to resolve these issues. It is the opinion of management that all of the issues raised by the Associations will be resolved in the normal course of business and related changes to the bankcard transaction processing, if any, will not result in material adverse impact to the financial results of the Company.

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

USA Payments Processing Commitments. The Company obtains transaction processing services from USA Payments, a company controlled by the principals of M&C International (“M&C”) , pursuant to the Amended and Restated Agreement for Electronic Payment Processing. Under terms of this agreement, GCA is obligated to pay USA Payments $2.3 million annually in fixed monthly processing fees and minimum annual transaction volume fees through the termination of this agreement in March 2014.

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

Innovative Funds Transfer, LLC Required Capital Investment. Pursuant to the terms of our agreement with International Game Technology (“IGT”), we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of March 31, 2007, we had invested a total of $4.0 million in IFT, and are committed to invest up to $2.0 million in additional capital investments if required.

First Data Sponsorship Indemnification Agreement. On March 10, 2004, GCA and First Data entered into a Sponsorship Indemnification Agreement whereby First Data agreed to continue their guarantee of performance for us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable VISA and MasterCard rules. GCA has agreed to indemnify First Data and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. As collateral security for prompt and complete performance if GCA’s obligations under this agreement GCA was required to cause a letter a credit in the amount of $3.0 million to be issued to First Data to cover any indemnified amounts not paid under terms of this agreement. The required amount of this letter of credit will be adjusted annually based upon the underlying cash advance volume covered by the Sponsorship Indemnification Agreement. In March 2007, the amount of this letter of credit was increased from $3.0 million to $3.2 million.

6.	BORROWINGS

Second Amended and Restated Credit Agreement. On November 1, 2006, GCA and Holdings entered into a Second Amended and Restated Credit Agreement with certain lenders. The Second Amended and Restated Credit Agreement significantly amended and restated the terms of GCA’s existing senior secured credit facilities to provide for a $100.0 million term loan facility and a $100.0 million five-year revolving credit facility, with a $25.0 million letter of credit sublimit and a $5.0 million swingline loan sublimit.

As of March 31, 2007, the Company had $99.8 million in borrowings under the term loan, $21.7 million under the revolving portion and $3.2 million in letters of credits issued and outstanding. The letters of credit issued and outstanding reduce amounts available under the revolving portion of the Second Amended and Restated Credit Agreement. As of March 31, 2007, the applicable margin was 137.5 basis points and the interest rate applicable to the borrowings was 6.7%.

Senior Subordinated Notes. On March 10, 2004, GCA completed a private placement offering of $235 million 8.75% Senior Subordinated Notes due March 15, 2012 (the “Notes Offering”). On October 14, 2004, we completed an exchange offer of the notes for registered notes of like tenor and effect. Interest on the notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. All of the Company’s existing and future domestic wholly owned subsidiaries are guarantors of the notes on a senior subordinated basis. As of March 31, 2007 and December 31, 2006, the Company had $152.8 million in borrowings outstanding under the Notes Offering.

7.	CAPITAL STOCK

Common Stock Repurchase Program. On February 6, 2007, the Company’s Board of Directors authorized the repurchase of up $50.0 million of the Company’s issued and outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes. During the three months ended March 31, 2007, the Company repurchased 134,316 shares of common stock (including 47,316 shares of common stock that were withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards) at an aggregate purchase price of $2.1 million. As of March 31, 2007, $47.9 million remained available under the existing repurchase authorization.

8.	RELATED PARTY TRANSACTIONS

M&C is the owner of approximately 23.5% of the outstanding equity interests of the Company. Two members of our Board of Directors are principals of M&C. The Company made payments for software development costs and system maintenance to Infonox on the Web (“Infonox”) pursuant to agreements with Infonox. At the time we entered into these agreements and during the periods presented, Infonox was controlled by the principals of M&C and family members of one of our directors. These family members now own approximately 60% of the ownership interests, and hold two of the three director seats, of Infonox. The Company obtains transaction processing services from USA Payments, a company controlled by the principals of M&C, pursuant to the Amended and Restated Agreement for Electronic Payment Processing.

The following table represents the transactions with related parties for the years ended December 31, (amounts in thousands):

		Three Months Ended
Name of		March 31,
Related Party	Description of Transaction	2007	2006
M&C Affiliates:

Infonox on the Web	Software development costs and maintenance expense included in operating expenses and other intangibles, net	$718	$479

USA Payments	Transaction processing charges included in cost of revenues (exclusive of depreciation and amortization)	958	853

USA Payments	Pass through billing related to gateway fees, telecom and other items included in cost of revenues (exclusive of depreciation and amortization) and operating expenses	367	275
The following table details the amounts receivable from or (liabilities to) these related parties that are recorded as part of other receivables, net, accounts payable or accrued expenses in the unaudited condensed consolidated balance sheets (amounts in thousands):

	March 31,	December 31,
	2007	2006
M&C and related companies	$20	$42

Total included within receivables, other	$20	$42

USA Payment Systems	$(434)	$(149)
Infonox on the Web	(644)	(633)

Total included within accounts payable and accrued expenses	$(1,078)	$(782)

9.	INCOME TAXES

Effective January 1, 2007, the Company has adopted the provisions of FIN 48 with no material effect on the financial statements. We do not have any tax positions that would have impacted our prior reported earnings had FIN 48 been previously applied. As a result, there was no cumulative effect adjustment related to adopting FIN 48. Similarly, no interest or penalties have been incurred for uncertain tax positions. However, if incurred, our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

As of January 1, 2007, the Company has provided a liability for $0.5 million of unrecognized tax benefits related to various federal and state income tax matters. The recognition of this amount would not impact the Company’s effective tax rate, if recognized. As we have NOL carryforwards that are required to be applied against any taxable income, the liability associated with the adoption of FIN 48 has been offset against our NOL carryforwards.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004, our first year as a taxpayer, through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2004 through 2006.

10.	SEGMENT INFORMATION

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

Major customers – For the three months ended March 31, 2007 and 2006, the combined revenues from all segments from our largest customer was approximately $28.2 million and $23.0 million, respectively representing and 19.2% and 17.7% of the Company’s total consolidated revenues, respectively.

For the three months ended March 31, 2007 and 2006, the combined revenues from all segments for our second largest customer was approximately $15.1 million and $12.0 million, respectively representing 10.3% and 10.0%, of the Company’s total consolidated revenues, respectively.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. The tables below present the results of operations for the three months ended March 31, 2007 and 2006 and total assets by operating segment as of March 31, 2007 and December 31, 2006 (amounts in thousands):

	Cash		Check	Credit
	Advance	ATM	Services	Reporting	Other	Total
Three Months Ended March 31, 2007

Revenues	$77,412	$60,766	$7,351	$2,267	$948	$148,744
Depreciation and amortization	(1,004)	(1,578)	(3)	(20)	(152)	(2,757)
Operating income (loss)	10,324	7,849	2,930	1,251	(1,028)	21,326
Interest income	896	—	—	—	—	896
Interest expense	(2,983)	(6,253)	(283)	(87)	(36)	(9,642)
Income taxes	(3,130)	(607)	(1,006)	(442)	441	(4,744)
Minority ownership loss	—	—	—	—	64	64
Net income (loss)	$5,107	$989	$1,641	$722	$(559)	$7,900

Three Months Ended March 31, 2006

Revenues	$67,055	$53,160	$7,244	$2,075	$301	$129,835
Depreciation and amortization	(972)	(1,456)	(9)	(20)	(110)	(2,567)
Operating income (loss)	10,253	7,183	2,531	1,075	(415)	20,627
Interest income	555	—	—	—	—	555
Interest expense	(3,471)	(6,279)	(375)	(107)	(16)	(10,248)
Income taxes	(2,701)	(339)	(790)	(355)	178	(4,007)
Minority ownership loss	—	—	—	—	36	36
Net income (loss)	$4,636	$565	$1,366	$613	$(217)	$6,963

	March 31	December 31,
Total Assets	2007	2006
Cash advance	$319,534	$359,023
ATM	156,132	177,278
Check services	3,351	5,310
Credit reporting	46,852	46,872
Other	6,900	164

Total assets	$532,769	$588,647

11.	SUBSEQUENT EVENTS

On May 3, 2007, the Company and Bank of America entered into an Agreement to Amend the Bank of America ATM Funding Agreement. The Bank of America ATM Funding Agreement governs the terms surrounding the provision of cash for our ATMs by Bank of America. Under terms of the Agreement to Amend, Bank of America and GCA agreed to extend the terms of the existing Bank of America ATM Funding Agreement through September 1, 2007.

12.	GUARANTOR INFORMATION

In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”). At March 31, 2007 and December 31, 2006 there were $152.8 million in Notes outstanding. The Notes are guaranteed by all of GCA’s existing domestic 100% owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes. These guarantees are full, unconditional, joint and several. CashCall, BVI, GCA Switzerland, GCA Belgium, GCA HK and GCA Macau, which are 100% owned non-domestic subsidiaries, and IFT, which is a consolidated joint venture, do not guaranty the Notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for the parent only, the issuer, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of March 31, 2007 and December 31, 2006, and for the three months ended March 31, 2007 and 2006.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
MARCH 31, 2007
(amounts in thousands)
(unaudited)

			Combined	Combined Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$44,072	$2,407	$6,140	$—	$52,619
Restricted cash	—	350	1,000	—	—	1,350
Settlement receivables	—	71,289	271	1,289	(354)	72,495
Receivables other, net	—	15,513	38,371	290	(38,981)	15,193
Prepaid and other assets	—	8,696	24	108	—	8,828
Investment in subsidiaries	129,483	75,488	—	—	(204,971)	—
Property, equipment and leasehold improvements, net	—	20,590	35	347	—	20,972
Goodwill, net	—	116,575	39,470	717	—	156,762
Other intangibles, net	—	16,460	499	201	—	17,160
Deferred income taxes, net	—	187,390	—	—	—	187,390

TOTAL	$129,483	$556,423	$82,077	$9,092	$(244,306)	$532,769

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$74,897	$354	$2,038	$(354)	$76,935
Accounts payable	—	25,830	72	175	—	26,077
Accrued expenses	—	51,980	10,990	2,052	(50,805)	14,217
Borrowings	—	274,230	—	—	—	274,230

Total liabilities	—	426,937	11,416	4,265	(51,159)	391,459

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	3	—	—	—	3

STOCKHOLDERS’ EQUITY	129,483	129,483	70,661	4,827	(193,147)	141,307

TOTAL	$129,483	$556,423	$82,077	$9,092	$(244,306)	$532,769

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2006
(amounts in thousands)
(unaudited)

			Combined	Combined Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$35,022	$2,176	$3,721	$—	$40,919
Restricted cash	—	350	1,000	—	—	1,350
Settlement receivables	—	138,145	445	3,554	(5,053)	137,091
Receivables other, net	—	18,512	31,060	445	(37,169)	12,848
Prepaid and other assets	—	9,403	2	83	—	9,488
Investment in subsidiaries	121,527	72,353	—	—	(193,880)	—
Property, equipment and leasehold improvements, net	—	20,046	26	382	—	20,454
Goodwill, net	—	116,573	39,471	711	—	156,755
Other intangibles, net	—	17,274	527	200	—	18,001
Deferred income taxes, net	—	191,741	—	—	—	191,741

TOTAL	$121,527	$619,419	$74,707	$9,096	$(236,102)	$588,647

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$136,217	$5,053	$2,025	$(5,053)	$138,242
Accounts payable	—	25,657	58	567	—	26,282
Accrued expenses	—	61,435	1,087	1,660	(46,799)	17,383
Borrowings	—	274,480	—	—	—	274,480

Total liabilities	—	497,789	6,198	4,252	(51,852)	456,387

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	103	—	—	—	103

STOCKHOLDERS’ EQUITY	121,527	121,527	68,509	4,844	(184,250)	132,157

TOTAL	$121,527	$619,419	$74,707	$9,096	$(236,102)	$588,647

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED MARCH 31, 2007
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$75,992	$—	$1,420	$—	$77,412
ATM	—	60,766	—	—	—	60,766
Check services	—	4,061	3,290	—	—	7,351
Central Credit and other revenues	7,900	2,588	2,833	28	(10,134)	3,215

Total revenues	7,900	143,407	6,123	1,448	(10,134)	148,744

Cost of revenues (exclusive of depreciation and amortization)	—	(103,595)	(2,443)	(691)	—	(106,729)
Operating expenses	—	(15,988)	(1,469)	(618)	143	(17,932)
Amortization	—	(1,232)	(65)	(29)	—	(1,326)
Depreciation	—	(1,390)	(3)	(38)	—	(1,431)

OPERATING INCOME	7,900	21,202	2,143	72	(9,991)	21,326

INTEREST INCOME (EXPENSE), NET
Interest income	—	844	9	43	—	896
Interest expense	—	(9,642)	—	—	—	(9,642)

Total interest income (expense), net	—	(8,798)	9	43	—	(8,746)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	7,900	12,404	2,152	115	(9,991)	12,580

INCOME TAX PROVISION	—	(4,568)	—	(176)	—	(4,744)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	7,900	7,836	2,152	(61)	(9,991)	7,836

MINORITY OWNERSHIP LOSS, NET OF TAX	—	64	—	—	—	64

NET INCOME (LOSS)	$7,900	$7,900	$2,152	$(61)	$(9,991)	$7,900

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED MARCH 31, 2006
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$65,774	$—	$1,281	$—	$67,055
ATM	—	53,160	—	—	—	53,160
Check services	—	4,913	2,331	—	—	7,244
Central Credit and other revenues	6,963	2,246	2,074	23	(8,930)	2,376

Total revenues	6,963	126,093	4,405	1,304	(8,930)	129,835

Cost of revenues (exclusive of depreciation and amortization)	—	(89,000)	(1,565)	(786)	—	(91,351)
Operating expenses	—	(13,974)	(1,028)	(439)	151	(15,290)
Amortization	—	(1,468)	(17)	(17)	—	(1,502)
Depreciation	—	(1,054)	(1)	(10)	—	(1,065)

OPERATING INCOME	6,963	20,597	1,794	52	(8,779)	20,627

INTEREST INCOME (EXPENSE), NET
Interest income	—	527	—	28	—	555
Interest expense	—	(10,248)	—	—	—	(10,248)

Total interest income (expense), net	—	(9,721)	—	28	—	(9,693)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	6,963	10,876	1,794	80	(8,779)	10,934

INCOME TAX PROVISION	—	(3,949)	—	(58)	—	(4,007)

INCOME BEFORE MINORITY OWNERSHIP LOSS	6,963	6,927	1,794	22	(8,779)	6,927

MINORITY OWNERSHIP LOSS, NET OF TAX	—	36	—	—	—	36

NET INCOME	$6,963	$6,963	$1,794	$22	$(8,779)	$6,963

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,900	$7,900	$2,152	$(61)	$(9,991)	$7,900
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization of financing costs	—	243	—	—	—	243
Amortization of intangibles	—	1,232	65	29	—	1,326
Depreciation	—	1,390	3	38	—	1,431
Provision for bad debts	—	—	1,159	—	—	1,159
Deferred income taxes	—	4,352	—	—	—	4,352
Equity income in subsidiaries	(7,900)	(2,091)	—	—	9,991	—
Minority ownership loss	—	(100)	—	—	—	(100)
Stock-based compensation	—	2,936	—	—	—	2,936
Changes in operating assets and liabilities:
Settlement receivables	—	66,860	174	2,257	(4,699)	64,592
Receivables other, net	2,104	(1,197)	(8,470)	156	4,006	(3,401)
Prepaid and other assets	—	486	(22)	(24)	—	440
Settlement liabilities	—	(61,330)	(4,699)	16	4,699	(61,314)
Accounts payable	—	174	13	(392)	—	(205)
Accrued expenses	—	(9,456)	9,903	383	(4,006)	(3,176)

Net cash provided by operating activities	2,104	11,399	278	2,402	—	16,183

*	Eliminations include intercompany investments and management fees
(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, equipment and leasehold improvements	$—	$(1,927)	$(12)	$(2)	$—	$(1,941)
Purchase of other intangibles	—	(419)	(35)	(31)	—	(485)
Investments in subsidiaries	(352)		—	—	352	—

Net cash used in investing activities	(352)	(2,346)	(47)	(33)	352	(2,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(250)	—	—	—	(250)
Debt issuance costs	—	(23)	—	—	—	(23)
Proceeds from exercise of stock options	341	—	—	—	—	341
Purchase of treasury stock	(2,093)	—	—	—	—	(2,093)
Capital contributions	—	352	—	—	(352)	—

Net cash (used in) provided by financing activities	(1,752)	79	—	—	(352)	(2,025)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(82)	—	50	—	(32)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	9,050	231	2,419	—	11,700

CASH AND CASH EQUIVALENTS—Beginning of period	—	35,022	2,176	3,721	—	40,919

CASH AND CASH EQUIVALENTS—End of period	$—	$44,072	$2,407	$6,140	$—	$52,619

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,963	$6,963	$1,794	$22	$(8,779)	$6,963
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization of financing costs	—	424	—	—	—	424
Amortization of intangibles	—	1,468	17	17	—	1,502
Depreciation	—	1,054	1	10	—	1,065
Provision for bad debts	—	—	1,500	—	—	1,500
Deferred income taxes	—	3,763	—	—	—	3,763
Equity income	(6,963)	(1,816)	—	—	8,779	—
Minority ownership loss	—	(57)	—	—	—	(57)
Stock-based compensation	—	1,961	—	—	—	1,961
Changes in operating assets and liabilities:
Settlement receivables	—	35,832	—	437	—	36,269
Receivables other, net	—	(3,582)	(3,654)	38	6,700	(498)
Prepaid and other assets	—	(231)	(2)	7	—	(226)
Settlement liabilities	—	(35,422)	—	(411)	—	(35,833)
Accounts payable	—	2,362	(55)	(48)	—	2,259
Accrued expenses	—	3,527	259	421	(6,700)	(2,493)

Net cash provided by (used in) operating activities	—	16,246	(140)	493	—	16,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	—	(2,208)	(19)	(25)	—	(2,252)
Purchase of other intangibles	—	(171)	(72)	—	—	(243)
Investments in subsidiaries	(163)	(360)	—	—	523	—

Net cash used in investing activities	(163)	(2,739)	(91)	(25)	523	(2,495)

*	Eliminations include intercompany investments and management fees
(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(2,310)	—	—	—	(2,310)
Debt issuance costs	—	(105)	—	—	—	(105)
Proceeds from exercise of stock options	163	—	—	—	—	163
Minority capital contributions	—	—	—	240	—	240
Capital contributions	—	163	—	360	(523)	—

Net cash provided by (used in) financing activities	163	(2,252)	—	600	(523)	(2,012)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	39	—	(7)	—	32

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	11,294	(231)	1,061	—	12,124

CASH AND CASH EQUIVALENTS—Beginning of period	—	32,237	276	2,610	—	35,123

CASH AND CASH EQUIVALENTS—End of period	$—	$43,531	$45	$3,671	$—	$47,247

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of the foregoing and similar expressions regarding beliefs, plans, expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: in Part I, Item 1, (1) our belief that transactions performed in Canada are specifically exempted by the ETA and therefore not taxable for purposes of the Canadian GST; (2) our opinion that all of the issues raised by the card associations will be resolved in the ordinary course of business and that related changes to the bankcard transaction processing will not result in a material adverse impact on us; (3) our opinion that the final resolution of pending or threatened litigation in the aggregate is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position; (4) our expectations relative to the vesting of our stock options and our restricted stock and the recognition of those costs on a straight-line basis over a weighted average period of 1.9 years and 3.4 years, respectively; (5) our expectation that many of the shares of restricted stock issued will be withheld by the Company to satisfy the statutory withholding requirements applicable to the restricted stock grants; in Part I, Item 2, (6) statements regarding our recognition and enjoyment of a net tax asset in connection with our conversion to a taxable corporate entity and the pro forma effect of such conversion; (7) our expectation that commissions, interchange and warranty expenses will continue to increase, and that for the second quarter of 2007, cost of revenues (excluding depreciation and amortization) will increase at a rate faster than revenues; (8) our intention to use our revolving credit facility to provide ongoing working capital and for other general corporate purposes; (9) our belief that borrowings under our secured credit facilities, together with our anticipated operating cash flows, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on the senior subordinated notes and under our senior secured credit facility for the next 12 months and for the foreseeable future; (10) our plan, if necessary, to seek additional financing through bank borrowings or public or private debt or equity financings; (11) our belief that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations; (12) that due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the first quarter of 2007 are expected to be substantially lower than our provision for income taxes in the first quarter of 2007; (13) that the senior secured credit facilities will continue to be guaranteed by the Company and all of GCA’s wholly-owned domestic subsidiaries other than Arriva; (14) that 180 days after acquisition, CIT will require Arriva to purchase the net amount of all receivables that have a first payment default, cardholder death or bankruptcy during the first 180 days from acquisition; in Part I, Item 3, (15) our expectation that we will continue to pay interest on borrowings under our senior secured credit facilities based on LIBOR of various maturities; (16) that we will continue to undertake extensive work to remedy the material weaknesses described in Part I, Item 3; and in Part II, Item 1A, (17) our expectation that competition in the market for cash access products and related services will increase and intensify in the future; (18) that our success depends on developing and protecting our intellectual property; (19) that in connection with the Recapitalization and Private Equity Restructuring that occurred in 2004, we expect to pay a significantly lower amount in United States federal income taxes than we provide for in our income statements; (20) that prior to the termination of our agreement with IPS we will need to either enter in an agency relationship with another third-party that holds the required money transmitter licenses or obtain our own money transmitter licenses; (21) that upon the expiration of our agreement with Bank of America we will need to obtain an adequate supply of cash for our ATMs from an alternate source; (22) our belief that our ability to maintain and grow our business will depend upon our ability to introduce successful new products and services in a timely manner; (23) our expectation that we will continue to engage in joint development projects with third parties in the future; (24) our expectation that we will bear the credit risk of any cardholders’ non-payment as a result of CIT requiring Arriva to purchase the net amount of certain receivables 180 days after acquisition; (25) our belief that we will bear the risk of making payment to merchants for all transactions using the card within a very short time of the transaction, and that we will generally be able to recover those funds from the consumer no sooner than the end of the current monthly statement cycle; (26) our belief that we will need to effectively manage the expansion of our operations in order to execute our growth strategy of entering into new markets, expanding in existing markets and introducing new products and services; (27) that our future success depends upon our ability to attract, train and retain key managers involved in the development, operation and marketing of our products and services to gaming establishments; (28) that we intend to provide our services in international markets in which we have not previously operated and have no experience as to chargebacks; (29) our expectation that the demographic profile of gaming patrons changes over time; (30) our belief that our future success will depend, in part, upon our ability to successfully anticipate, develop and introduce new cash access services based on emerging financial services and payment methods; (31) our belief that our future success will depend, in part, upon our ability to successfully develop and introduce new cash access products and services and to enhance our existing products and services to respond to changes in technology and industry standards on a timely basis; (32) our expectation that a substantial portion of our future growth will result from the general expansion of the gaming industry; (33) our expectation that consumer and data privacy laws will be broadened in their scope and application, impose additional requirements and restrictions on gathering and using patron information or narrow the types of information that may be collected or used for marketing or other purposes or require patrons to “opt-in” to the use of their information for specific purposes, which will hamper the value of our patron marketing services; (34) our intention to vigorously defend ourselves in any lawsuits filed by problem gamers; and (35) our expectation that in the future we will also issue additional shares or options to purchase additional shares to our employees, directors and consultants, in connection with corporate alliances or acquisitions, and in follow-on offerings to raise additional capital.
Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: (1) our inability to predict the CRA’s ultimate disposition of our disputed rebate claim; (2) our inability to predict the severity of issues raised by card associations, our limited ability to make changes to the bankcard transaction processing, and our reliance on third parties for bankcard transaction processing; (3) the uncertainty of the outcome of any pending or threatened litigation; (4) our limited ability to control and predict the cessation of employment of recipients of our stock options and our restricted stock; (5) our inability to predict how recipients of restricted stock grants will choose in the future to satisfy the statutory withholding requirements applicable to the restricted stock grants; (6) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (7) our inability to control interchange rates and our ability to offer gaming establishments incentives other than increased commission rates and unanticipated cost savings or larger than anticipated revenue increases due to market expansion, competitive success or otherwise; (8) our inability to access borrowing capacity under our revolving credit facility due to covenant defaults or our inability to satisfy all conditions precedent to additional borrowing; (9) unanticipated needs for working capital, capital expenditures, our inability to satisfy conditions precedent to our ability to borrow additional funds under our senior secured credit facilities or our failure to accurately estimate our operating cash flows as a result of competitive pressures or otherwise; (10) our inability to obtain additional financings through bank borrowings or debt or equity financing at all or on terms that are favorable to us; (11) unanticipated loss of or damage to our equipment or the need to replace our equipment as a result of unanticipated obsolescence, regulatory changes or otherwise; (12) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (13) that the senior secured credit facilities may require a guarantee by Arriva in the future; (14) our inability to control the future business decisions of CIT and the possibility that CIT may decide to retain certain receivables; (15) changes in applicable interest rates that result in interest rates lower than LIBOR becoming available to us; (16) that we may determine that we have sufficiently remedied our material weaknesses or that we may choose to focus our efforts on other aspects of our operations; (17) the possibility that saturation in the market for cash access products and related services may deter subsequent market entrants; (18) that we may be successful notwithstanding our inability to protect our intellectual property or that we may be unsuccessful notwithstanding the development and protection of our intellectual property; (19) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (20) we may be unsuccessful in entering into an agency relationship with another third-party that holds the required money transmitter licenses and we may fail to obtain our own money transmitter licenses; (21) we may be unsuccessful in obtaining an adequate supply of cash for our ATMs from an alternative source on favorable terms or at all; (22) that we may fail to introduce new products or services due to resource constraints, that we may succeed in growing our business notwithstanding the failure to introduce new products or services or that we may fail to grow our business notwithstanding our success in introducing new products and services; (23) the unwillingness of third parties to enter into joint development projects with us or insufficient business rationales for entering into potential joint development projects with third parties in the future; (24) the possibility that CIT decides to retain certain receivables; (25) the payment habits of consumers may vary and we may recover funds earlier than the end of the current monthly statement cycle; (26) our failure to execute our growth strategy notwithstanding our effective management of the expansion of our operations, due to competitive forces, regulatory restrictions or resource limitations; (27) the possibility that we may fail in the future notwithstanding our attraction, training and retention of key managers; (28) our failure to enter into international markets due to regulatory restrictions, operational limitations or resource constraints; (29) the inherent difficulty in predicting changes in gaming patron demographic profiles; (30) the inherent difficulty in predicting and taking advantage of emerging financial services and payment methods and the possibility that may fail notwithstanding our implementation of new products and services based upon emerging financial services and payment methods; (31) our inability to adapt our products and services to changing technological or industry standards and the possibility that our future operations fail notwithstanding our ability to adapt our products and services to such standards; (32) the gaming industry may contract in the future, and we may fail to realize growth from general expansion of the gaming industry due to competitive forces, changing patron preferences and cash carrying habits or resource limitations; (33) easing of consumer and data privacy laws that enable competitors to obtain and exploit marketing information; (34) the possible settlement of lawsuits by problem gamers through operational modifications that do not materially impair our operations; and (35) we may not enter into corporate alliances or acquisitions, we may not conduct follow-on offerings to raise additional capital and we may choose to replace equity-based compensation with cash-based compensation.
We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also review the cautionary statements and discussion of the risks of our business set forth elsewhere herein under the heading “Risk Factors” under Part II, Item 1A and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K (No. 001-32622) filed on March 30, 2007 and our Current Reports on Form 8-K.
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
We began our operations as a Delaware limited liability company owned by M&C International and entities affiliated with Bank of America Corporation and First Data Corporation in July 1998. In September 2000, Bank of America Corporation sold its entire ownership interest in us to M&C International and First Data Corporation. In March 2004, Global Cash Access, LLC issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”) and borrowed $260 million under senior secured credit facilities. Global Cash Access Holdings, LLC was formed to hold all of the outstanding capital stock of Global Cash Access, Inc. and to guarantee the obligations under the senior secured credit facilities. A substantial portion of the proceeds of these senior subordinated notes and senior secured credit facilities were used to redeem all of First Data Corporation’s interest in us and a portion of M&C International’s interest in us through a recapitalization (the “Recapitalization’’), in which Bank of America Corporation reacquired an ownership interest in us. In May 2004, we completed a private equity restructuring (the “Private Equity Restructuring’’) in which M&C International sold a portion of its ownership interest in us to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a Delaware corporation. In September 2005, Holdings completed an initial public offering of common stock. In connection with that offering, the various equity securities of Holdings that had been outstanding prior to the offering were converted into common stock. In addition, Holdings became a guarantor, on a subordinated basis, of the Notes.
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

Three months ended March 31, 2007 compared to three months ended March 31, 2006
The following table sets forth the unaudited condensed consolidated results of operations for the three months ended (dollars in thousands):

	Three Months Ended
	March 31, 2007		March 31, 2006
	$	%	$	%
REVENUES:
Cash advance	$77,412	52.0%	$67,055	51.6%
ATM	60,766	40.9%	53,160	40.9%
Check services	7,351	4.9%	7,244	5.6%
Central Credit and other revenues	3,215	2.2%	2,376	1.8%

Total revenues	148,744	100.0%	129,835	100.0%

Cost of revenues (exclusive of depreciation and amortization)	(106,729)	(71.8)%	(91,351)	(70.4)%
Operating expenses	(17,932)	(12.1)%	(15,290)	(11.8)%
Amortization	(1,326)	(0.9)%	(1,502)	(1.2)%
Depreciation	(1,431)	(1.0)%	(1,065)	(0.8)%

OPERATING INCOME	21,326	14.3%	20,627	15.9%

INTEREST INCOME (EXPENSE), NET
Interest income	896	0.6%	555	0.4%
Interest expense	(9,642)	(6.5)%	(10,248)	(7.9)%

Total interest income (expense), net	(8,746)	(5.9)%	(9,693)	(7.5)%

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	12,580	8.5%	10,934	8.4%

INCOME TAX PROVISION	(4,744)	(3.2)%	(4,007)	(3.1)%

INCOME BEFORE MINORITY OWNERSHIP LOSS	7,836	5.3%	6,927	5.3%

MINORITY OWNERSHIP LOSS, NET OF TAX	64	0.0%	36	0.0%

NET INCOME	$7,900	5.3%	$6,963	5.4%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$1.5		$1.4
ATM	3.4		2.9
Check warranty	$0.3		$0.3

Number of transactions completed (in millions):
Cash advance	2.8		2.5
ATM	18.9		16.7
Check warranty	1.3		1.3

Total Revenues
Total revenues for the quarter ended March 31, 2007 were $148.7 million, an increase of $18.9 million, or 14.6%, as compared to the quarter ended March 31, 2006.
The increase in revenues from the first quarter of 2006 to the first quarter of 2007 was primarily due to the reasons described below.
Cash Advance. Cash advance revenue for the quarter ended March 31, 2007 was $77.4 million, an increase of $10.4 million, or 15.4%, as compared to the quarter ended March 31, 2006. The total amount of cash disbursed increased 14.1% from $1.4 billion to $1.5 billion and the number of transactions completed increased 10.2% from 2.5 million to 2.8 million. Revenue per cash advance transaction increased 4.8% from $26.63 to $27.90.
ATM. ATM revenue for the quarter ended March 31, 2007 was $60.8 million, an increase of $7.6 million, or 14.3%, as compared to the quarter ended March 31, 2006. The increase was primarily attributable to a 13.1% increase in the number of transactions from 16.7 million to 18.9 million. Revenue per ATM transaction increased 0.9% from $3.19 to $3.22. There was a 16.2% increase in the total amount of cash disbursed from $2.9 billion to $3.4 billion.
Check Services. Check services revenue for the quarter ended March 31, 2007 was $7.4 million, an increase of $0.1 million, or 1.5%, as compared to the quarter ended March 31, 2006. The face amount of checks warranted increased 5.3% from $322.8 million to $340.0 million. The number of checks warranted increased 2.5% from 1.26 million to 1.29 million, while the average face amount per check warranted increased from $256.08 to $263.12. Check warranty revenue as a percent of face amount warranted was 1.98% in the 2007 quarter as compared to 2.02% for the quarter ended March 31, 2006, and revenue per check warranty transaction increased 0.8% from $5.17 to $5.21.
Central Credit and Other. Central Credit and other revenues for the quarter ended March 31, 2007, were $3.2 million, an increase of $0.8 million, or 35.3%, from $2.4 million in the quarter ended March 31, 2006. The increase is primarily the result of $0.6 million of incremental interest and fee revenue earned from Arriva Card cardholders and $0.2 million in increases in our billing revenue for Central Credit.
Costs and Expenses
Cost of Revenues (Exclusive of Depreciation and Amortization). Cost of revenues (exclusive of depreciation and amortization) increased 16.8% from $91.4 million to $106.7 million. The largest component of cost of revenues (exclusive of depreciation and amortization) is commissions, which increased 17.2% in the 2007 quarter as contracts were signed or renewed at higher commission rates than experienced in the 2006 quarter. The second-largest component of cost of revenues (exclusive of depreciation and amortization) is interchange expense, which increased 15.5%. The third major component of cost of revenues (exclusive of depreciation and amortization) is warranty expenses which decreased 6.6%. We expect that commissions, interchange and warranty expenses will continue to increase, and we expect that for the second quarter of 2007 cost of revenues (exclusive of depreciation and amortization) will increase at a rate faster than revenues.
Operating Expenses. Operating expenses for the quarter ended March 31, 2007 were $17.9 million, an increase of $2.6 million or 17.3%, as compared to the quarter ended March 31, 2006. Operating expenses in the first quarter of 2007 included $2.9 million of non-cash compensation expenses related equity incentive awards issued to our employees, while the first quarter of 2006 included $2.0 million of non-cash compensation expense. Payroll and related benefits and taxes increased $0.8 million from the comparable quarter in 2006 from the addition of approximately 50 new employees as the Company’s corporate infrastructure and booth operations have continued to expand. Professional service fees related to outside consultants assisting us in our international expansion efforts and Sarbanes-Oxley remediation efforts have increased $0.8 million in the first quarter of 2007 as compared to the comparable period in 2006.
Depreciation and Amortization. Depreciation expense for the quarter ended March 31, 2007 was $1.4 million, an increase of $0.4 million, or 34.4% compared to the 2006 quarter. Amortization expense, which relates principally to computer software, customer contracts and our 3-in-1 rollover patent, decreased $0.2 million from $1.5 million to $1.3 million, a decrease of 11.7%.

Primarily as a result of the factors described above, operating income for the quarter ended March 31, 2007 was $21.3 million, an increase of $0.7 million, or 3.4%, as compared to the quarter ended March 31, 2006.
Interest Income (Expense), Net. Interest income was $0.9 million in the first quarter of 2007, an increase of 61.4% from the first quarter of 2006, due primarily to higher average cash balances and higher interest rates in the first quarter of 2007.
Interest expense for the quarter ended March 31, 2007, was $9.6 million, a decrease of $0.6 million, or 5.9%, as compared to the quarter ended March 31, 2006. Higher interest rates on our senior secured credit facilities were offset by lower average borrowings in the first quarter of 2007. Interest expense on borrowings (including amortization of deferred financing costs) was $5.7 million in the 2007 quarter as compared to $6.7 million in the 2006 quarter. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $3.9 million in the first quarter of 2007 as compared to $3.5 million in the same quarter of 2006. This increase was a result of a decrease in the average amount of outstanding ATM cash from $290.3 million in the first quarter of 2006 to $280.3 million in the first quarter of 2007 and an increase in the effective interest rate for the quarter from 4.9% to 5.7% for the same periods, respectively.
Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $12.6 million for the quarter ended March 31, 2007, an increase of $1.6 million, or 15.0%, as compared to the 2006 quarter.
Income Tax. The provision for income taxes in the first quarter of 2007 represents our estimate of the effective tax rate for the full year of 38.0% as compared to the prior year quarterly estimated full year effective rate of 36.0%. Due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the first quarter of 2007 are expected to be substantially lower than the provision.
Primarily as a result of the foregoing, income before minority ownership loss was $7.8 million for the quarter ended March 31, 2007, an increase of $0.9 million, or 13.1%, as compared to the 2006 quarter.
Minority Ownership Loss, Net of Tax. Minority ownership loss, net of tax attributable to Innovative Funds Transfer, LLC (“IFT”) for the quarter ended March 31, 2007 was $64 thousand as compared to $36 thousand in the comparable period of 2006.
Primarily as a result of the foregoing, net income was $7.9 million for the quarter ended March 31, 2007, an increase of $0.9 million as compared to the 2006 quarter.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2007 and 2006, respectively (amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2007	2006
Net cash provided by operating activities	$16,183	$16,599

Net cash used in investing activities	(2,426)	(2,495)

Net used in financing activities	(2,025)	(2,012)

Net effect of exchange rate changes on cash and cash equivalents	(32)	32

Net increase in cash and cash equivalents	11,700	12,124

Cash and cash equivalents, beginning of period	40,919	35,123

Cash and cash equivalents, end of period	$52,619	$47,247

Our principal source of liquidity is cash flows from operating activities, which were $16.2 million and $16.6 million for the three months ended March 31, 2007 and 2006, respectively. Changes in accrued expenses and other receivables, net accounted for a net decrease of $3.6 million in cash flow from operating activities. Offsetting this decrease is an increase of $1.9 million from increases in net income and the add back of non-cash compensation expense to net income. Additionally the change in settlement receivables and settlement payables account for $2.8 million of the increase in operating cash flow.
Net cash used in investing activities totaled $2.4 million and $2.5 million for the three months ended March 31, 2007 and 2006, respectively. Included in net cash used in investing activities for the three months ended March 31, 2007 and 2006, respectively, were funds spent on purchased software and software development in the amounts of $0.5 million and $0.2 million and funds spent on the procurement of cash access equipment, computer and other hardware in the amounts of $2.0 million and $2.3 million. We have met our capital requirements to date through cash flows from operating activities.
Net cash used in financing activities was $2.0 million compared to $2.0 million of cash provided for the three months ended March 31, 2007 and 2006, respectively. Under terms of the credit facility that we entered into in the fourth quarter of 2006, our required quarterly principal amortization was significantly reduced. In the three months ended March 31, 2007 we repaid $250 thousand of principal on our credit facilities while in the three months ended March 31, 2006 we repaid $2.3 million. In the three months ended March 31, 2007 and 2006, the net cash used also includes payments for debt issuance costs of $23 thousand and $105 thousand, respectively. In 2007, the Company’s Board of Directors authorized the repurchase of up to $50 million shares of common stock. During the three months ended March 31, 2007, we repurchased $2.1 million worth of common stock in open market purchases and employee tax withholding transactions from vesting of restricted shares under the Company’s equity incentive programs. Offsetting the cash used was $0.3 million and $0.2 million in proceeds from the exercise of stock options by our employees in the first three months of 2007 and 2006, respectively. In the three months ended March 31, 2006, we also received $0.2 million in capital contributions from our minority owners of IFT.

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
Deferred Tax Asset
At March 31, 2007, we had a net deferred income tax asset of a $187.4 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of Acquired Goodwill (approximately $686 million) which is recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $45.7 million lower for tax purposes than for financial accounting purposes. At an estimated effective tax rate of 38.0%, this results in tax payments being approximately $17.4 million less than the provision for income taxes shown on the income statement for financial accounting purposes. This is an expected aggregate of $214.4 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion.

Other Liquidity Needs and Resources
Bank of America, N.A. supplies us with currency needed for normal operating requirements of our ATMs pursuant to the Amendment of the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR increases. As of March 31, 2007, the rate in effect, inclusive of the 25 basis points margin, was 5.6%, and the currency supplied by Bank of America, N.A. pursuant to this agreement was $319.9 million.
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
Pursuant to the terms of our agreement with IGT, we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of March 31, 2007, we had invested a total of $4.0 million in IFT.
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
Off-Balance Sheet Arrangements
Bank of America Amended Treasury Services Agreement. We obtain currency to meet the normal operating requirements of our domestic ATMs and automated cashier machines (“ACM”) pursuant to the Amendment of the Treasury Services Agreement with Bank of America, N.A. Under this agreement, all currency supplied by Bank of America, N.A. remains the sole property of Bank of America, N.A. at all times until it is dispensed, at which time Bank of America, N.A. obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At March 31, 2007, the total currency obtained from Bank of America, N.A. pursuant to this agreement was $319.9 million. Because Bank of America, N.A. obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America, N.A. for cash usage pursuant to the Amendment of the Treasury Services Agreement are reflected as interest expense in our financial statements. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Arriva Card, Inc. Pursuant to the Receivables Sale Agreement and the Revolving Loan Product Program Agreement entered into in March 2006 between CIT and Arriva, CIT is the legal issuer of the Arriva Cards marketed by Arriva. The Arriva Card is a private-label revolving credit card that provides gaming patrons with access to credit in gaming establishments.

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
As of March 31, 2007, CIT had $7.4 million in outstanding patron receivables from originated transactions performed on Arriva Cards. Arriva has the option to purchase the originated receivable from CIT at any time between three and 180 days (the “Holding Period”) from the date CIT acquires the receivable. CIT has the right to require Arriva to purchase any receivables that have a first payment default, cardholder death or bankruptcy during the first 180 days from acquisition, and CIT will require Arriva to purchase the net amount of all such receivables 180 days after acquisition. For the three months ended March 31, 2007, Arriva has purchased $6.0 million of receivables from CIT. CIT is entitled to receive monthly from Arriva a fee based on the average balance of receivables multiplied by an interest rate. The interest rate is computed based upon the Holding Period. As of March 31, 2007, the interest is determined as the as the LIBOR plus 225 basis points, or approximately 7.6%.
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
Senior Secured Credit Facility— As of March 31, 2007, we have $3.2 million in standby letters of credit outstanding as a collateral security for First Data Corporation related to a Sponsorship Indemnification Agreement whereby First Data agreed to continue their guarantee of performance for us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable Visa and MasterCard rules. GCA has agreed to indemnify First Data Corporation and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. Additionally, we had $50 thousand in standby letters of credit issued and outstanding as collateral on surety bonds for certain licenses held related to our Nevada check cashing licenses.
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
Critical Accounting Policies
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. There were no newly identified significant accounting estimates in the three months ended March 31, 2007, nor were there any material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K (No. 001-32622) filed on March 30, 2007.

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
Bank of America, N.A. supplies us with currency needed for normal operating requirements of our domestic ATMs and ACMs pursuant to the Amendment of the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR rate increases. As of March 31, 2007, the rate in effect, inclusive of the 25 basis points margin, was 5.7% and the currency supplied by Bank of America, N.A. pursuant to this agreement was $319.9 million. Based upon the average outstanding amount of currency to be supplied by Bank of America, N.A. pursuant to this agreement during the first three months of 2007, which was $319.9 million, each 1% increase in the applicable LIBOR rate would have a $3.2 million impact on income before taxes and minority ownership loss over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. At March 31, 2007, our interest expense on these credit facilities is the applicable LIBOR plus a margin of 137.5 basis points for the term loan portion and LIBOR plus 137.5 basis points for the revolving credit portion. At March 31, 2007, we had $21.7 million drawn under the revolving credit portion and we had $99.8 million outstanding under the term loan portion at an interest rate, including the margin, of 7.0%. Based upon the outstanding balance on the term loan of $121.5 million on March 31, 2007, each 1% increase in the applicable LIBOR would add an additional $1.2 million of interest expense over a 12-month period.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by the SEC in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007. Such conclusions resulted from the identification of deficiencies that were determined to be material weaknesses as reported in Item 9A of our Annual Report on Form 10-K dated March 30, 2007, and described under “Changes in Internal Control Over Financial Reporting”.
Notwithstanding management’s evaluation that our disclosure controls and procedures were not effective as of March 31, 2007, we believe that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.
Changes in Internal Control Over Financial Reporting
As reported in Item 9A of our Annual Report on Form 10-K dated March 30, 2007, management concluded that its internal control over financial reporting was not effective as of December 31, 2006. Such conclusion resulted from the identification of deficiencies that were determined to be material weaknesses. Specifically, we did not have appropriate internal controls in the following areas:
•	Ineffective controls related to staffing in finance and accounting: During 2006, we had a high level of turnover of personnel in our finance and accounting staff, which resulted in certain controls not operating effectively as of December 31, 2006. This material weakness did not result in a material adjustment to our 2006 consolidated financial statements but did contribute significantly to the following internal control deficiencies each of which is considered to be a material weakness:
o	Ineffective control related to the reconciliation and analysis of accounts: The control designed to ensure the timely and accurate preparation, review and approval of account analyses and reconciliations did not operate effectively. Specifically, certain reconciliations and analyses were not performed in a timely manner.

o	Ineffective controls related to the financial reporting close process: Certain controls designed to ensure the timely and accurate preparation, review and approval of our accounts and financial statements did not operate effectively. Specifically, 1) certain journal entries were not reviewed and approved by appropriate finance and accounting personnel, 2) certain checklists were not maintained or reviewed and approved by appropriate finance and accounting personnel, and 3) we were unable to adhere to our pre-determined closing and reporting calendar.

o	Ineffective controls related to income taxes: Certain controls designed to ensure the timely and accurate calculation of our provision for income taxes did not operate effectively. Certain matters affecting our income tax provision were not identified on a timely basis by finance and accounting personnel. Further, our process to timely and accurately quantify temporary differences did not operate effectively.

o	Ineffective controls related to the accounts payable process: Certain controls designed to ensure the timely and accurate disbursement of Company funds did not operate effectively. Specifically, 1) certain disbursements were not properly reviewed for appropriate coding and cut-off and 2) the vendor master file was not reviewed by finance and accounting management for pertinence and accuracy.

•	Inadequate controls related to commissions: We did not have appropriate internal control design related to how we calculate the amount of commissions we pay our customers. Specifically, 1) internal controls over commission set-up did not include a comparison of commission rates to contractual terms and 2) there was an ineffective process to determine the appropriate commission type and amount. In addition, some of the databases and applications used to maintain transaction records and perform certain commission computations were maintained by a third party, and appropriate controls to monitor and approve changes were not in place.
During our first quarter ended March 31, 2007, and subsequent thereto, we have completed certain remediation initiatives, and will continue to undertake extensive work to remedy the material weaknesses described above. This includes, but is not limited to, the following remediation initiatives:
•	The hiring of several accounting staff and management positions, including the hiring of a commission analyst with an auditing background to remediate the identified control deficiencies in the commission process; and

•	Implementation of a new accounting system.
While management believes progress has been made regarding the implementation of these initiatives, additional procedures and further evaluation are on-going. Remediation of the material weaknesses identified at December 31, 2006, remains a priority for us during fiscal 2007.
Except for the remediation initiatives with respect to the material weaknesses described above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The risk factors set forth below captioned “We depend on the accuracy and completeness of information...” and “We may experience increased delinquencies and credit losses...” have been added to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, and the risk factors captioned “We may not be successful in our entry into the consumer credit business...”, “Because of significant concentration among our top customers...” and “Because of our dependence on a few providers...” have been modified from prior versions of these risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
For the three months ended March 31, 2007 and the year ended December 31, 2006, our five largest customers accounted for approximately 41.0% and 40.2% of our revenues, respectively. Our largest customer accounted for 19.2% and 18.1% of our revenues in the three months ended March 31, 2007 and the year ended December 31, 2006, respectively. The loss of, or a substantial decrease in revenues from, any one of our top customers could have a material adverse effect on our business and operating results.
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
Under our agreements with NRT, Western Money Systems and Glory (U.S.A.) Inc., they are generally prohibited from providing their cash handling services on any device that provides cash access services of other providers. Upon the expiration or termination of our agreements with NRT, Western Money Systems and Glory (U.S.A.) Inc., we may face competition from other providers of cash access services to the extent that NRT, Western Money Systems or Glory (U.S.A.) Inc. establishes cooperative relationships with other cash access service providers.
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
In 2006 and the first quarter of 2007, a substantial portion of our revenues were derived from transactions subject to the extensive rules and regulations of the leading card associations, Visa International and Visa U.S.A. (collectively “VISA”), and MasterCard International (“MasterCard”). From time to time, we receive correspondence from these card associations regarding our compliance with their rules and regulations. In the ordinary course of our business, we engage in discussions with the card associations, and the banks that sponsor us into the card associations, regarding our compliance with their rules and regulations. The rules and regulations do not expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations. For example, neither of the major card associations has determined that our ability to process credit card cash advance transactions using biometric technology at an unmanned machine and without cashier involvement through our ACM complies with its regulations. One association has allowed us to conduct these transactions as long as we assume chargeback liability for any transaction in which we do not obtain a contemporaneous cardholder signature. An increase in the level of chargebacks could have a material adverse effect on our business or results of operations. The other association has allowed us to conduct a limited pilot test. Therefore, patrons still must complete these transactions at the cashier, which is less convenient to patrons and prevents gaming establishments from realizing potential cashier labor cost savings. As another example, in 2003, one of the major card associations informed our sponsoring bank that authorization requests originating from our systems needed to be encoded to identify our transactions as gambling transactions, even though our services do not directly involve any gambling activity. This resulted in a large number of card issuing banks declining all transactions initiated through our services. We resolved this issue by encoding the authorization requests with an alternative non-gambling indicator that the card association agreed was applicable. As another example, we must continue to comply with the Payment Card Industry Data Security Standard. These examples only illustrate some of the ways in which the card association rules and regulations have affected us in the past or may affect us in the future; there are many other ways in which these rules and regulations may adversely affect us beyond the examples provided in this document.
The card associations’ rules and regulations are always subject to change, and the card associations may modify their rules and regulations from time to time. Given the recent ownership changes in the card associations, the possibility of such changes may increase. Our inability to anticipate changes in rules, regulations or the interpretation or application thereof may result in substantial disruption to our business. In the event that the card associations or our sponsoring banks determine that the manner in which we process certain types of card transactions is not in compliance with existing rules and regulations, or if the card associations adopt new rules or regulations that prohibit or restrict the manner in which we process certain types of card transactions, we may be forced to pay a fine, modify the manner in which we operate our business or stop processing certain types of cash access transactions altogether, any of which could have a material negative impact on our business and operating results.
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
We have entered the consumer credit business through the marketing of the Arriva Card through our wholly-owned subsidiary, Arriva. The Arriva Card is not part of any existing card association such as the VISA or MasterCard card associations. If, in the future, the Arriva Card becomes part of a card association we will become subject to additional rules and regulations of these card associations.
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
We have a significant amount of indebtedness. As of March 31, 2007, we had total indebtedness of $274.2 million in principal amount (of which $152.8 million consisted of senior subordinated notes and $121.5 million consisted of senior secured debt). Our substantial indebtedness could have important consequences. For example, it:
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
In addition, our senior secured credit facilities and the indenture for the Notes contain financial and other restrictive covenants that limit our ability to engage in activities that we may believe to be in our long-term best interests. These restrictions include, among other things, limits on our ability to make investments, pay dividends, incur debt, sell assets, or merge with or acquire another entity. Our failure to comply with those covenants could result in an event of default, which if not cured or waived, could result in the acceleration of all of our debt. Certain matters may arise that require us to get waivers or modifications of these covenants. For example, as described more fully below, we may seek to obtain our own money transmitter licenses. These licenses may require us to provide letters of credit or surety bonds in excess of the amounts currently allowed under the credit facilities. We may address these risks by seeking modifications or waivers of our existing agreements, by refinancing those agreements, or both. If we are unable to get these matters waived, modified or refinanced, an event of default could occur, which if not cured or waived, could result in the acceleration of all of our debt.
Our senior secured debt currently bears interest at a rate that is based on LIBOR, and is adjusted periodically to reflect changes in LIBOR. We are therefore exposed to the risk of increased interest expense in the event of any increase in LIBOR. The substantial amount of our senior secured debt magnifies this risk.
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

Authorizations and Settlement. We rely on USA Payments and USA Payment Systems, each of which is affiliated with M&C International, to obtain authorizations for credit card cash advances, POS debit card transactions, ATM cash withdrawal transactions and to provide settlement transaction files to card associations for some of these transactions. Additionally, USA Payments and USA Payment Systems may in some cases be dependent upon a single access point to connect to the various transaction processing networks. Service outages experienced by these access points may inhibit the ability of USA Payments and USA Payment Systems to process our transactions, which would have a material adverse effect on our business and financial performance
Card Association Sponsorship. We rely on Bank of America Merchant Services, which is affiliated with Bank of America Corporation, for sponsorship into the Visa U.S.A. and MasterCard card associations for domestic transactions at no cost to us through September 2010. We also rely on a foreign bank in each foreign jurisdiction in which we operate, for example Banco Weng Hang in Macau SAR, to process transactions conducted in these jurisdictions through the Visa International and MasterCard card associations.
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
Our agreement with Bank of America for the supply of ATM cash expires in September 2007. Upon the expiration of this agreement we need to obtain an adequate supply of cash for our ATMs from an alternate source. We may not be able to obtain such adequate supply of cash on terms that are favorable to us or at all. Our inability to obtain such adequate supply of cash from an alternate source would have a material adverse effect on our business and financial performance.
Software Development and System Support. We generally rely on Infonox, which is controlled by family members of our director Karim Maskatiya, and USA Payments and USA Payment Systems, each of which is affiliated with M&C International, for software development and system support. In addition, we rely on NRT, Western Money Systems and Glory (U.S.A.) Inc. for software development and system support related to their self-service slot ticket and player point redemption kiosks that incorporate our cash access services.
Product Development. We rely on our joint venture partner and strategic partners for some of our product development. For example, we are developing cashless gaming products through IFT, our joint venture with IGT. With our strategic partners NRT, Western Money Systems and Glory (U.S.A.) Inc., we have jointly developed and are marketing self-service slot ticket and player point redemption kiosks that incorporate our cash access services. These activities have risks resulting from unproven combinations of disparate products and services, reduced flexibility in making design changes in response to market changes, reduced control over product completion schedules and the risk of disputes with our joint venture partners and strategic partners. In addition, if our cashless gaming products are unsuccessful, we could lose our entire investment in IFT.
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
We depend on services provided by USA Payments and USA Payment Systems, each of which is affiliated with M&C International, to provide many of the financial services that we offer to patrons. The interests of M&C International or its principals may not coincide with the interests of the holders of our common stock and such principals may take action that benefits themselves or these entities to our detriment. For example, M&C International’s principals could cause any of these entities to take actions that impair the ability of these entities to provide us with the services they provide today or that reduce the importance of us to them in the future. M&C International’s principals could dispose of their interests in these entities at any time and the successor owner or owners of such interests may not cause such entities to treat us with the same importance as they treat us today. Any loss of the services of these entities could adversely impact our business. During the three months ended March 31, 2007 and the year ended December 31, 2006, we incurred costs and expenses from USA Payments and USA Payment Systems of an aggregate of $1.3 million and $4.2 million, respectively. We also depend on services provided by Infonox, which is controlled by family members of our director Karim Maskatiya. These familial relationships may provide Mr. Maskatiya with influence over Infonox, presenting the same risks with respect to Infonox as those described above with respect to USA Payments and USA Payment Systems.

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
We may experience increased delinquencies and credit losses from Arriva Card cardholders whose accounts we have purchased.
Because CIT has the right to require Arriva to purchase any receivables that have a first payment default, cardholder death or bankruptcy during the first 180 days from acquisition, and CIT will require Arriva to purchase the net amount of all such receivables 180 days after acquisition, we face the risk that customers who carry a balance on the Arriva Card will not repay their balances. Rising losses or leading indicators of rising losses (higher delinquencies or bankruptcy rates) may require us to increase our liability to repurchase accounts from CIT and our allowance for bad debt on the accounts we have purchased and may increase our operating losses from Arriva if we are unable to raise revenue or reduce costs to compensate for these higher losses.
In particular, we face the following risks in this area:
•	Missed Payments. We face the risk that customers will miss payments. Receivable charge-offs (including from bankruptcies) are generally preceded by missed payments or other indications of worsening financial condition. Customers may be more likely to miss payments in the event of an economic downturn. In addition, we face the risk that consumer behavior may change (i.e. an increased willingness to fail to repay debt), causing a long-term rise in delinquencies and charge-offs.

•	Estimates of future losses. We face the risk that we may underestimate our future losses and fail to hold a bad debt allowance sufficient to account for these losses. Incorrect assumptions could lead to material underestimates of future losses and inadequate allowance for bad debt. In addition, our estimate of future losses impacts the amount of reserves we build to account for those losses. The build or release of reserves impacts our current financial results.

•	Underwriting. We face the risk that our ability to assess the credit worthiness of our customers may diminish. If the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs (due, for example, to changes in the competitive environment or in the economy), our credit losses and returns may deteriorate.

•	Industry practices. We face the risk that our charge-off and delinquency rates may be impacted by industry developments.

We depend on the accuracy and completeness of information about customers and counterparties.
In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers, including credit reports and other financial information. We also may rely on representations of customers as to the accuracy and completeness of that information. For example, in deciding whether to extend credit to borrowers under the Arriva Card, we assume that the information provided by a customer and the various credit reporting agencies we utilize is accurate and complete and our process to verify this information may not uncover inaccuracies in the information that we utilize to make underwriting decisions. Our financial condition and results of operations could be negatively impacted to the extent we rely on customer or credit reporting agency information that is not complete or accurate.
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
Our products and services, and the networks and third-party services upon which our products and services are based, are complex and may contain undetected errors or may suffer unexpected failures. We are exposed to the risk of failure of our proprietary computer systems, many of which are deployed, operated, monitored and supported by Infonox, which we do not control. We rely on Infonox to detect and respond to errors and failures in our proprietary computer systems. We rely on NRT, Western Money Systems and Glory (U.S.A.) Inc. for software development and system support of the self-service slot ticket and player point redemption kiosks that incorporate our cash access services. We are exposed to the risk of failure of the computer systems that are owned, operated and managed by USA Payments Systems, which we do not control. USA Payment Systems owns the data centers through which most of our transactions are processed, and we rely on USA Payment Systems to maintain the security and integrity of our transaction data, including backups thereof. We also are exposed to the risk of failure of card association and electronic funds transfer networks that are used to process and settle our transactions. These networks, which are owned and operated by others, are subject to planned and unplanned outages and may suffer degradations in performance during peak processing times. Finally, we are subject to the risk of disruption to, or failure of, the telecommunications infrastructure upon which the interfaces among these systems are based. All of these systems and networks, upon which we rely to provide our services, are potentially vulnerable to computer viruses, physical or electronic break-ins, natural disasters and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete patron transactions. The occurrence of these errors or failures, disruptions or unauthorized access could adversely affect our sales to customers, diminish the use of our cash access products and services by patrons, cause us to incur significant repair costs, result in our liability to gaming establishments or their patrons, divert the attention of our development personnel from product development efforts, and cause us to lose credibility with current or prospective customers or patrons.
We may not successfully enter new markets which could lead to an increase in our costs.
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

Attempting to enter international markets in which we have not previously operated may expose us to political, economic, tax and regulatory risks not faced by businesses that operate only in the United States. The legal and regulatory regimes of foreign markets and their ramifications on our business are less certain. Our international operations will be subject to a variety of risks, including different regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, higher rates of fraud, fluctuations in currency exchange rates, difficulty in enforcing contracts, political and economic instability and potentially adverse tax consequences. For example, our proposed entry into Macau SAR is subject to our receipt of approvals, licenses or waivers by or from the Monetary Authority of Macau, the Macau Gaming Commission and the Macau Gaming Inspection and Coordination Bureau, as applicable or deemed necessary by such authorities. We may not receive all of such approvals, licenses or waivers in a timely manner, or at all. If we do not receive all of such approvals, licenses or waivers we will not be able to undertake all of our proposed operations in Macau SAR. Similar difficulties in obtaining approvals, licenses or waivers from the monetary and gaming authorities of other jurisdictions, in addition to other potential regulatory and quasi-regulatory issues that we have not yet ascertained, may arise in other international jurisdictions into which we attempt to enter. In these new markets, our operations will rely on an infrastructure of financial services and telecommunications facilities that may not be sufficient to support our business needs, such as the authorization and settlement services that are required to implement electronic payment transactions and the telecommunications facilities that would enable us to reliably connect our networks to our products at gaming establishments in these new markets. These risks, among others, could materially adversely affect our business and operating results. In connection with our expansion into new international markets, we may forge strategic relationships with business partners to assist us. The success of our expansion into these markets therefore may depend in part upon the success of the business partners with whom we forge these strategic relationships. If we do not successfully form strategic relationships with the right business partners or if we are not able to overcome cultural differences or differences in business practices, our ability to penetrate these new international markets will suffer.
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
We depend upon the ability and experience of two key members of senior management who have substantial experience with our operations and the gaming patron cash access industry. We are highly dependent on the involvement of Kirk Sanford, our President and Chief Executive Officer, and Harry Hagerty, our Chief Financial Officer. Other than Messrs. Sanford and Hagerty and Kathryn Lever, our General Counsel, none of our executive officers have employment agreements with us. The loss of Mr. Sanford or Mr. Hagerty could have a material adverse effect on our business. We currently have a $2.0 million key-man life insurance policy in effect on Mr. Sanford with the Company as the beneficiary.

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
We obtain a supply of cash for our ATMs from Bank of America. Pursuant to our contract with Bank of America, we are obligated to pay a monthly fee that is based upon the amount of cash used to supply our ATMs and a market interest rate. Assuming no change in the amount of cash used to supply our ATMs, an increase in market interest rates will result in an increase in the monthly fee that we must pay to obtain this supply of cash, thereby increasing our ATM operating costs. Any increase in the amount of cash required to supply our ATMs would magnify the impact of an increase in market interest rates. An increase in interest rates may result in a material adverse effect on our financial condition and operating results. For the three months ended March 31, 2007 and the year ended December 31, 2006 , we incurred approximately $3.9 million and $15.7 million, respectively, in aggregate fees to Bank of America for this supply of cash.
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
We currently rely on TeleCheck to provide check warranty services to many of our customers. When a gaming establishment obtains an authorization from TeleCheck pursuant to its check warranty service, TeleCheck warrants payment on the patron’s check. If the patron’s check is subsequently dishonored upon presentment for payment, TeleCheck purchases the dishonored check from the gaming establishment for its face amount. Pursuant to the terms of our contract with TeleCheck, we share a portion of the loss associated with these dishonored checks. Although this contract limits the loss percentage of the dishonored checks to which we are exposed, there is no limit on the aggregate dollar amount to which we are exposed, which is a function of the face amount of checks warranted. TeleCheck manages and mitigates these dishonored checks through the use of risk analytics and collection efforts, including the additional fees that it is entitled to collect from check writers of dishonored checks. During the three months ended March 31, 2007 and the year ended December 31, 2006, our warranty expenses with respect to TeleCheck’s check warranty service were $2.0 million and $8.4 million, respectively. We have no control over TeleCheck’s decision to warrant payment on a particular check and we have limited visibility into TeleCheck’s collection activities. As a result, we may incur an unexpectedly high level of check warranty expenses at any time, and if we do, we may suffer a material adverse effect to our business or results of operations.
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
In 2006, the Company was required for the first time to comply with Section 404. As a result of our review of our internal reviews in connection with Section 404, we identified material weaknesses in our internal control over financial reporting. The material weaknesses mean that there is more than remote risk that a material misstatement of our annual or interim financial statements would not be prevented or detected

The material weaknesses, as described in Part II, Item 9A of our 2006 annual report filed on Form 10-K, could cause us to fail to meet our reporting obligations, cause investors to lose confidence in our reported financial information, cause a decline or volatility in our stock prices, cause a reduction in our credit ratings or tarnish our public perception. Also, increased expenses due to remediation costs and increased regulatory scrutiny are also possible. Moreover, we run the risk of further non-compliance by not successfully remediating the weaknesses in a timely manner, which could adversely affect our financial condition or results of operations. Inadequate internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our reputation.
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
As of March 31, 2007, M&C International and entities affiliated with Summit Partners owned or controlled shares representing, in the aggregate, approximately 43.4% of the outstanding shares of our common stock. Accordingly, M&C International and these entities affiliated with Summit Partners will exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. M&C International’s and these entities’ ownership may have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them and even if they are not in the interests of other stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

						Maximum
						Approximate
					Total Number of	Dollar Value of
			Average Price		Shares Purchased	Shares that May
	Total Number of		per Share		as Part of Publicly	Yet Be Purchased
	Shares Purchased		Purchased or		Announced Plans	Under the Plans
	or Withheld		Withheld		or Programs	or Programs
1/1/07 – 1/31/07	—		—		—	—

2/1/07 – 2/28/07	43,371	(2)	$16.40	(4)	—	$49,227,222 (5)

3/1/07 – 3/31/07	87,000	(1)	$15.21	(3)
	3,945	(2)	$14.98	(4)	87,000 (1)	$47,906,703 (5)

Subtotals	87,000	(1)	$15.21	(3)	87,000 (1)
	47,316	(2)	$16.28	(4)	47,316 (2)

Total	134,316		$15.58		134,316

(1)	Represents shares of common stock that we repurchased in open market transactions pursuant to the Rule 10b-18 share buyback program that we publicly announced on February 8, 2007. Our board of directors authorized the repurchase up to $50 million worth of common stock. The share buyback program does not obligate us to repurchase any specific number of shares and may be suspended or terminated at any time. No time frame for the completion of the program was specified in the board of directors’ authorization.

(2)	Represents shares of common stock that were withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

(3)	Represents the average price per share of shares repurchased pursuant to the Rule 10b-18 share buyback program.

(4)	Represents the average price per share of shares withheld from restricted stock awards on the date of withholding.

(5)	Represents the maximum approximate dollar value of shares that may yet be purchased pursuant to the Rule 10b-18 share buyback program at the end of the stated period. There is no limitation on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

ITEM 6. EXHIBITS

Exhibit No.	Description.

10.1(1)	Second Amendment to Security Agreement, dated as of January 25, 2007, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., Central Credit, LLC, and Bank of America, N.A., as Administrative Agent.

31.1*	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 10, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 10, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 10, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 10, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 25, 2007.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2007	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)	(Registrant)

/s/ Harry C. Hagerty Harry C. Hagerty Chief Financial Officer (For the Registrant and as Principal Financial Officer and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description.

10.1(1)	Second Amendment to Security Agreement, dated as of January 25, 2007, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., Central Credit, LLC, and Bank of America, N.A., as Administrative Agent.

31.1*	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 10, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 10, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 10, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Harry C. Hagerty, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 10, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 25, 2007.

*	Filed herewith