Form 10-Q
period 2007-06-30
Global Cash Access Holdings, Inc.
filed 2007-08-14
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file no 001 — 32622
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
Yes ☐      No ☑
As of August 10, 2007, there were 83,055,765 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$61,732	$40,919
Restricted cash and cash equivalents	1,372	1,350
Settlement receivables	73,424	137,091
Receivables other, net	20,453	12,848
Prepaid and other assets	7,718	9,488
Property, equipment and leasehold improvements, net	20,396	20,454
Goodwill, net	156,827	156,755
Other intangibles, net	16,104	18,001
Deferred income taxes, net	182,388	191,741

Total assets	$540,414	$588,647

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$80,641	$138,242
Accounts payable	24,858	26,282
Accrued expenses	17,915	17,383
Borrowings	263,980	274,480

Total liabilities	387,394	456,387

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	311	103

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 500,000 shares authorized and 83,056 and 82,313 shares issued at June 30, 2007 and December 31, 2006, respectively	82	82
Preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at June 30, 2007 and December 31, 2006, respectively		—
Additional paid in capital	146,704	139,515
Retained earnings (accumulated deficit)	6,867	(9,601)
Accumulated other comprehensive income	2,693	2,161
Treasury stock, at cost, 231 and 0 shares at June 30, 2007 and December 31, 2006, respectively	(3,637)	—

Total stockholders’ equity	152,709	132,157

Total liabilities and stockholders’ equity	$540,414	$588,647

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per share)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Cash advance	$79,702	$69,143	$157,114	$136,198
ATM	61,093	54,586	121,859	107,746
Check services	7,492	7,459	14,843	14,703
Central Credit and other revenues	3,243	2,388	6,458	4,764

Total revenues	151,530	133,576	300,274	263,411

Cost of revenues (exclusive of depreciation and amortization)	(109,057)	(94,292)	(215,786)	(185,643)
Operating expenses	(17,068)	(16,636)	(35,000)	(31,926)
Amortization	(1,353)	(1,384)	(2,679)	(2,886)
Depreciation	(1,527)	(1,050)	(2,958)	(2,115)

OPERATING INCOME	22,525	20,214	43,851	40,841

INTEREST INCOME (EXPENSE), NET
Interest income	1,021	868	1,917	1,424
Interest expense	(9,710)	(10,701)	(19,353)	(20,949)

Total interest income (expense), net	(8,689)	(9,833)	(17,436)	(19,525)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	13,836	10,381	26,415	21,316
INCOME TAX PROVISION	(5,327)	(4,140)	(10,070)	(8,147)

INCOME BEFORE MINORITY OWNERSHIP LOSS	8,509	6,241	16,345	13,169
MINORITY OWNERSHIP LOSS, NET OF TAX	59	38	123	74

NET INCOME	8,568	6,279	16,468	13,243
Foreign currency translation, net of tax	475	319	531	372

COMPREHENSIVE INCOME	$9,043	$6,598	$16,999	$13,615

Earnings per share
Basic	$0.10	$0.08	$0.20	$0.16

Diluted	$0.10	$0.08	$0.20	$0.16

Weighted average number of common shares outstanding Basic	81,752	81,619	81,758	81,588
Diluted	82,084	82,230	82,026	81,965
See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,468	$13,243
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	486	853
Amortization of intangibles	2,679	2,886
Depreciation	2,958	2,115
Loss (gain) on sale of or disposal of assets	139	(5)
Provision for bad debts	3,612	3,011
Deferred income taxes	9,353	8,035
Minority ownership loss	(193)	(116)
Stock-based compensation	6,206	4,323
Changes in operating assets and liabilities:
Settlement receivables	63,775	35,413
Receivables other, net	(9,138)	(2,288)
Prepaid and other assets	1,322	447
Settlement liabilities	(57,704)	(33,133)
Accounts payable	(1,442)	2,425
Accrued expenses	(392)	173

Net cash provided by operating activities	38,129	37,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(3,025)	(9,453)
Purchase of other intangibles	(781)	(999)
Changes in restricted cash and cash equivalents	(22)	—

Net cash used in investing activities	(3,828)	(10,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	(10,500)	(4,621)
Debt issuance costs	(23)	(139)
Proceeds from exercise of stock options	972	1,287
Purchase of treasury stock	(3,637)	—
Minority capital contributions	400	240

Net cash used in financing activities	(12,788)	(3,233)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(700)	$(185)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,813	23,512

CASH AND CASH EQUIVALENTS—Beginning of period	40,919	35,123

CASH AND CASH EQUIVALENTS—End of period	$61,732	$58,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$18,924	$19,809

Cash paid for income taxes, net of refunds	$1,341	$537

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BUSINESS AND BASIS OF PRESENTATION
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
Commencing in the third quarter of 2006, the Company, through Arriva, began marketing a credit card aimed at consumers who perform cash advance transactions in gaming establishments.
The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings and its consolidated subsidiaries: GCA, CashCall, GCA UK, Central, BVI, Arriva, GCA Switzerland, GCA Belgium, IFT, GCA HK and GCA Macau.
Basis of Presentation—The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year.
These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Use of Estimates—We have made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. Our actual results may differ from these estimates. The significant accounting estimates incorporated into our condensed consolidated financial statements include:
•	the reserve for warranty expense associated with our check warranty receivables,

•	the valuation and recognition of share-based compensation,

•	the useful lives for depreciable and amortizable assets,

•	the estimated cash flows in assessing the recoverability of long-lived assets,

•	the estimated fair value of the guarantee of receivables held by CIT Bank, and

•	the estimated reserve for bad debts on receivables purchased from CIT Bank.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation— The unaudited condensed consolidated financial statements presented for the three and six months ended June 30, 2007 and 2006 and as of December 31, 2006 include the accounts of Global Cash Access Holdings, Inc., and its subsidiaries.
All significant intercompany transactions and balances have been eliminated in consolidation.
Earnings Applicable to Common Stock—In accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 128, Earnings per Share, basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of potential common stock, which consists of non-vested shares of restricted stock outstanding and assumed stock option exercises. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding — basic	81,752	81,619	81,758	81,588

Potential dilution from equity grants (1)(2)	332	611	268	377

Weighted average common shares outstanding — diluted	82,084	82,230	82,026	81,965

(1) — The potential dilution excludes the weighted average effect of stock options to acquire 3,888,483 and 3,934,590 shares and 3,833,290 and 3,846,379 shares of common stock for the three and six months ended June 30, 2007 and June 30, 2006, respectively, as the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.
(2) — The potential dilution excludes the weighted average effect of shares of time-based restricted stock of 1,030,745 and 990,632 shares and 268,721 and 274,029 shares for the three and six months ended June 30, 2007 and June 30, 2006, respectively, as the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.
Arriva Card, Inc.—Pursuant to the Receivables Sale Agreement and the Revolving Loan Product Program Agreement entered into in March 2006 between CIT Bank (“CIT”) and Arriva, CIT is the legal issuer of the credit cards marketed by Arriva (the “Arriva Card”). As of June 30, 2007, CIT had $2.5 million in outstanding patron receivables from originated transactions performed on Arriva Cards. CIT is entitled to receive monthly from Arriva a fee based on the average balance of receivables multiplied by an interest rate. As of June 30, 2007, the interest is determined as the one-month London InterBank Offered Rate (“LIBOR”) plus 225 basis points, or approximately 7.6%.
Central Credit Check Warranty Receivables—Beginning with the quarter ended March 31, 2007, the Company established a policy of writing off all warranted checks that are older than one year in age. The adoption of this policy resulted in receivable write-offs of $3.2 million against the established bad debt reserve in the quarter ended March 31, 2007 and write-offs of $2.5 million against the established bad debt reserve in the three months ended June 30, 2007.

Recently Issued Accounting Pronouncements—In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See further discussion of adoption of FIN 48 in Note 9.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact of SFAS No. 159.
In June 2007, the FASB’s Emerging Issues Task Force issued Topic No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 requires the realized tax benefit for dividends paid on share-based payment awards expected to vest to be credited to the Company’s additional paid-in capital account. The application of EITF 06-11 shall be applied prospectively to income tax benefits of dividends declared on affected securities in fiscal years beginning after December 15, 2007. Earlier application is permitted. The Company is currently evaluating the impact of adopting EITF 06-11 on its consolidated financial condition and results of operations.
3.	ATM FUNDING AGREEMENTS
Bank of America Amended Treasury Services Agreement— On March 8, 2004, the Company entered into an Amendment of the Treasury Services Agreement (“Bank of America ATM Funding Agreement”) with Bank of America, N.A. that allowed for the Company to utilize up to $300 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for all the Company’s ATMs. The amount provided by Bank of America can be increased above $300 million at the option of Bank of America. For use of these funds, GCA pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR plus 25 basis points. For the three and six months ended June 30, 2007 and 2006, $4.1 million and $8.0 million, and $4.0 million and $7.5 million, respectively, of cash usage fees have been included in interest expense in the accompanying condensed consolidated statements of income. At June 30, 2007, the outstanding balance of ATM cash utilized by GCA was $325.2 million and the cash usage interest rate in effect was 5.6%.
Site Funded ATMs— GCA operates some ATMs at customer locations where the customer provides the cash required for ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability is included within settlement liabilities in the accompanying balance sheets and was $37.1 million and $53.7 million as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007 and December 31, 2006, GCA operated 740 and 626 devices (ATMs and redemption kiosks), respectively, that were site funded.
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

A summary of award activity under the Company’s stock option plans as of June 30, 2007 and changes during the three and six month periods then ended is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Life	Intrinsic
	Options	Prices	Remaining	Value
				(in thousands)

Outstanding — December 31, 2006	4,247,350	$13.30	8.2 years	$29,103

Granted	—	—
Exercised	(25,179)	13.99
Forfeited	(38,074)	13.96

Outstanding — March 31, 2007	4,184,097	$13.29	7.9 years	$28,666

Granted	—	—
Exercised	(46,976)	14.05
Forfeited	(14,010)	13.99

Outstanding — June 30, 2007	4,123,111	$13.28	7.6 years	$28,219

Exercisable — June 30, 2007	2,305,182	$12.96	7.5 years	$15,521

There were no stock options granted during the three and six months ended June 30, 2007. During the three and six months ended June 30, 2007 we received $0.7 million and $1.0 million in cash from the exercise of stock options, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $0.3 million and $0.5 million, respectively. During the three and six months ended June 30, 2007 we recorded $1.8 million and $3.7 million in non-cash compensation expense related to options granted that are expected to vest. As of June 30, 2007, there was $12.0 million in unrecognized compensation expense related to options expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.6 years.
There were 0.1 million and 0.1 million stock options granted during the three and six months ended June 30, 2006. During the three and six months ended June 30, 2006 we received $1.1 million and $1.3 million in cash from the exercise of stock options, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0.6 million and $0.7 million, respectively. During the three and six months ended June 30, 2006 we recorded $1.7 million and $3.5 million in non-cash compensation expense related to options granted that are expected to vest. As of June 30, 2006, there was $17.4 million in unrecognized compensation expense related to options expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.5 years.
Restricted Stock— The Company began issuing restricted stock to employees in the first quarter of 2006. The vesting provisions are similar to those applicable to stock options. Because these restricted shares are issued primarily to employees of the Company, some of the shares issued will be withheld by the Company to satisfy the minimum statutory tax withholding requirements applicable to the restricted stock grants. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced and the number of shares included within treasury stock is increased by the amount of shares withheld. Prior to vesting, the restricted stock has rights to the dividends declared and voting rights; therefore they are considered issued and outstanding. During the three and six months ended June 30, 2007, the Company withheld 11 thousand and 58 thousand shares of restricted stock, respectively, from employees with a cumulative vest date fair value of $0.2 and $1.0 million, respectively. These amounts have been included a part of the total treasury stock repurchased during the period.

In February 2007, the Company awarded 689,500 shares of time-based restricted common stock to independent non-employee directors, officers and key employees. Generally, these shares will vest over a four year period similar to the vesting outlined for options under our 2005 Plan. A summary of all non-vested share awards for the Company’s time-based restricted shares as of June 30, 2007 is as follows:

Shares
Outstanding
Balance — December 31, 2006	602,997

Granted	689,500
Vested	(158,105)
Canceled	(6,343)

Balance — March 31, 2007	1,128,049

Granted	6,500
Vested	(37,833)
Canceled	(7,799)

Balance — June 30, 2007	1,088,917

There were 38 thousand and 0.2 million time-based restricted shares vested during the three and six months ended June 30, 2007. During the three and six months ended June 30, 2007 and 2006 we recorded $1.4 million and $2.5 million and $0.6 million and $0.8 million in non-cash compensation expense related to the restricted stock granted that is expected to vest. As of June 30, 2007, there was $16.3 million in unrecognized compensation expense related to time-based restricted shares expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.1 years.
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
The Company believes the transactions performed in Canada are financial services transactions specifically exempted by the ETA and therefore not subject to GST. As the Company has paid these obligations and as there is uncertainty related to the ability to recover these amounts through the refund claim and appeals process, the Company has deemed it appropriate to expense this payment and accrue for a liability related to future payments for this customer. In the three and six months ended June 30, 2007 and 2006, the Company has recorded minimal amounts in operating expenses related to this potential tax exposure in the accompanying consolidated income statements.
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
Innovative Funds Transfer, LLC Required Capital Investment. Pursuant to the terms of our agreement with International Game Technology (“IGT”), we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of June 30, 2007, we had invested a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.
First Data Sponsorship Indemnification Agreement. On March 10, 2004, GCA and First Data Corporation (“First Data”) entered into a Sponsorship Indemnification Agreement whereby First Data agreed to continue its guarantee of performance by us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable VISA and MasterCard rules. GCA has agreed to indemnify First Data and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. As collateral security for prompt and complete performance if GCA’s obligations under this agreement GCA was required to cause a letter of credit in the amount of $3.0 million to be issued to First Data to cover any indemnified amounts not paid under terms of this agreement. The required amount of this letter of credit will be adjusted annually based upon the underlying cash advance volume covered by the Sponsorship Indemnification Agreement. In March 2007, the amount of this letter of credit was increased from $3.0 million to $3.2 million.

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
As of June 30, 2007 and December 31, 2006, the Company had $99.5 million and $100.0 million in borrowings under the term loan, $11.7 million and $21.7 million under the revolving portion and $3.2 million and $3.1 million in letters of credit issued and outstanding, respectively. The letters of credit issued and outstanding reduce amounts available under the revolving portion of the Second Amended and Restated Credit Agreement. Borrowings under this loan facility bear interest at a specified number of basis points above a specified base interest rate. As of June 30, 2007, the applicable margin was 112.5 basis points to the LIBOR based interest rate, or 6.4%.
Senior Subordinated Notes. On March 10, 2004, GCA completed a private placement offering of $235 million 8.75% Senior Subordinated Notes due March 15, 2012 (the “Notes Offering”). On October 14, 2004, we completed an exchange offer of the notes for registered notes of like tenor and effect. Interest on the notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. All of the Company’s existing and future domestic wholly owned subsidiaries are guarantors of the notes on a senior subordinated basis. As of June 30, 2007 and December 31, 2006, the Company had $152.8 million in borrowings outstanding under the Notes Offering.
7.	CAPITAL STOCK
Common Stock Repurchase Program. On February 6, 2007, the Company’s Board of Directors authorized the repurchase of up $50.0 million of the Company’s issued and outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes. During the three and six months ended June 30, 2007, the Company repurchased or withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards 0.1 million and 0.2 million shares of common stock at an aggregate purchase price of $1.5 million and $3.6 million, respectively. As of June 30, 2007, $46.4 million remained available under the existing repurchase authorization.
8.	RELATED PARTY TRANSACTIONS
M&C is the owner of approximately 23.5% of the outstanding equity interests of the Company. Two members of our Board of Directors are principals of M&C. The Company made payments for software development costs and system maintenance to Infonox on the Web (“Infonox”) pursuant to agreements with Infonox. At the time we entered into these agreements and during the periods presented, Infonox was controlled by the principals of M&C and family members of one of our directors. These family members now own a majority of the ownership interests, and hold two of the three director seats, of Infonox. The Company obtains transaction processing services from USA Payments, a company controlled by the principals of M&C, pursuant to the Amended and Restated Agreement for Electronic Payment Processing.

The following table represents the transactions with related parties for the three months and six months ended June 30, 2007 and June 30, 2006 (amounts in thousands):

		Three Months Ended		Six Months Ended
Name of		June 30,		June 30,
Related Party	Description of Transaction	2007	2006	2007	2006

M&C Affiliates:

Infonox on the Web	Software development costs and maintenance expense included in operating expenses and other intangibles, net	$1,134	$872	$1,852	$1,284

USA Payments	Transaction processing charges included in cost of revenues (exclusive of depreciation and amortization)	886	823	1,843	1,676

USA Payments	Pass through billing related to gateway fees, telecom and other items included in cost of revenues (exclusive of depreciation and amortization) and operating expenses	324	358	691	633
The following table details the amounts receivable from or (liabilities to) these related parties that are recorded as part of other receivables, net, accounts payable or accrued expenses in the unaudited condensed consolidated balance sheets (amounts in thousands):

	June 30,	December 31,
	2007	2006

M&C and related companies	$21	$42

Total included within receivables, other	$21	$42

USA Payment Systems	$(352)	$(149)
Infonox on the Web	(579)	(633)

Total included within accounts payable and accrued expenses	$(931)	$(782)

9.	INCOME TAXES
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
As of January 1, 2007, the Company has provided a liability for $0.5 million of unrecognized tax benefits related to various federal and state income tax matters. The recognition of this amount would not impact the Company’s effective tax rate, if recognized. As we have net operating loss carryforwards that are required to be applied against any taxable income, the liability associated with the adoption of FIN 48 has been offset against our net operating loss carryforwards.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004, our first year as a taxpayer, through 2006. The Company’s and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2004 through 2006.
10.	SEGMENT INFORMATION
Operating segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group consists of the Chief Executive Officer and Chief Financial Officer. The operating segments are reviewed separately because each represents products or services that can be, and often are, marketed and sold separately to our customers.
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
Major customers — For the three and six months ended June 30, 2007, the combined revenues from all segments from our largest customer was approximately $29.1 million and $57.3 million, respectively representing and 19.4% and 19.3% of the Company’s total consolidated revenues, respectively. For the three and six months ended June 30, 2006, the combined revenues from all segments from our largest customer was approximately $23.4 million and $46.3 million, respectively representing and 17.5% and 17.6% of the Company’s total consolidated revenues, respectively.
For the three and six months ended June 30, 2007, the combined revenues from all segments for our second largest customer was approximately $14.3 million and $28.5 million, respectively representing 9.6% and 9.6%, of the Company’s total consolidated revenues, respectively. For the three and six months ended June 30, 2006, the combined revenues from all segments for our second largest customer was approximately $13.8 million and $26.6 million, respectively, representing 10.4% and 10.1%, of the Company’s total consolidated revenues, respectively.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The tables below present the results of operations for the three and six months ended June 30, 2007 and 2006 and total assets by operating segment as of June 30, 2007 and December 31, 2006 (amounts in thousands):

	Cash		Check	Credit
	Advance	ATM	Services	Reporting	Other	Total
Three Months Ended June 30, 2007

Revenues	$79,702	$61,093	$7,492	$2,160	$1,083	$151,530
Depreciation and amortization	(1,328)	(1,387)	(4)	(1)	(160)	(2,880)
Operating income (loss)	9,898	9,132	3,341	1,102	(948)	22,525
Interest income	1,021	—	—	—	—	1,021
Interest expense	(2,954)	(6,358)	(278)	(80)	(40)	(9,710)
Income taxes	(3,067)	(1,068)	(1,179)	(393)	380	(5,327)
Minority ownership loss	—		—	—	59	59
Net income (loss)	$4,898	$1,706	$1,884	$629	$(549)	$8,568

Three Months Ended June 30, 2006

Revenues	$69,143	$54,586	$7,459	$2,005	$383	$133,576
Depreciation and amortization	(968)	(1,321)	(8)	(20)	(117)	(2,434)
Operating income (loss)	10,343	7,094	1,983	1,050	(256)	20,214
Interest income	868	—	—	—	—	868
Interest expense	(3,474)	(6,733)	(375)	(101)	(18)	(10,701)
Income taxes	(3,085)	(188)	(626)	(369)	128	(4,140)
Minority ownership loss	—	—	—	—	38	38
Net income (loss)	$4,652	$173	$982	$580	$(108)	$6,279

Six Months Ended June 30, 2007

Revenues	$157,114	$121,859	$14,843	$4,427	$2,031	$300,274
Depreciation and amortization	(2,630)	(2,685)	(7)	(1)	(314)	(5,637)
Operating income (loss)	18,777	18,246	6,407	2,290	(1,869)	43,851
Interest income	1,917	—	—	—	—	1,917
Interest expense	(5,937)	(12,611)	(561)	(167)	(77)	(19,353)
Income taxes	(5,626)	(2,148)	(2,229)	(809)	742	(10,070)
Minority ownership loss	—	—		—	123	123
Net income (loss)	$9,131	$3,487	$3,617	$1,314	$(1,081)	$16,468

Six Months Ended June 30, 2006

Revenues	$136,198	$107,746	$14,703	$4,080	$684	$263,411
Depreciation and amortization	(1,940)	(2,777)	(17)	(39)	(228)	(5,001)
Operating income (loss)	20,478	14,276	4,514	2,125	(552)	40,841
Interest income	1,424	—	—	—	—	1,424
Interest expense	(6,945)	(13,012)	(750)	(208)	(34)	(20,949)
Income taxes	(5,737)	(521)	(1,427)	(727)	265	(8,147)
Minority ownership loss	—	—	—	—	74	74
Net income (loss)	$9,220	$743	$2,337	$1,190	$(247)	$13,243

	June 30,	December 31,
Total Assets	2007	2006

Cash advance	$312,550	$359,023
ATM	155,415	177,278
Check services	12,198	5,310
Credit reporting	48,924	46,872
Other	11,327	164

Total assets	$540,414	$588,647

11.	SUBSEQUENT EVENTS
Bank of America Amended Treasury Services Agreement— On August 8, 2007, the Company and Bank of America entered into an Agreement to Amend the Bank of America ATM Funding Agreement. The Bank of America ATM Funding Agreement governs the terms surrounding the provision of cash for our ATMs by Bank of America. Under terms of the Agreement to Amend, Bank of America and GCA agreed to extend the terms of the existing Bank of America ATM Funding Agreement through November 6, 2007.
Amendment No. 2 to Second Amended and Restated Credit Agreement— On August 8, 2007, Holdings together with its wholly-owned subsidiary GCA, entered into Amendment No. 2 to Second Amended and Restated Credit Agreement (the “Amendment”) with Bank of America, N.A., as Administrative Agent, which amended certain terms of the Second Amended and Restated Credit Agreement, dated as of November 1, 2006 and amended by Amendment No. 1 thereto dated June 22, 2007. The Amendment increased to $30 million the aggregate amount that the Company is permitted to invest in Arriva Card, Inc.
Termination of Chief Financial Officer— On July 27, 2007, the Company terminated the employment of Harry Hagerty, Chief Financial Officer. Kirk Sanford, our Chief Executive Officer and President, assumed the office of Chief Financial Officer on an interim basis upon the termination of Mr. Hagerty’s employment. Mr. Sanford also assumed the duties of the office of Secretary upon the termination of Mr. Hagerty’s employment.
12.	GUARANTOR INFORMATION
In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”). At June 30, 2007 and December 31, 2006 there were $152.8 million in Notes outstanding. The Notes are guaranteed by all of GCA’s existing domestic 100% owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes. These guarantees are full, unconditional, joint and several. CashCall, GCA UK, BVI, GCA Switzerland, GCA Belgium, GCA HK and GCA Macau, which are 100% owned non-domestic subsidiaries, and IFT, which is a consolidated joint venture, do not guaranty the Notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for the parent only, the issuer, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of June 30, 2007 and December 31, 2006, and for the three and six months ended June 30, 2007 and 2006.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
JUNE 30, 2007
(amounts in thousands)
(unaudited)

			Combined	Combined Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated

ASSETS

Cash and cash equivalents	$—	$53,189	$1,303	$7,240	$—	$61,732
Restricted cash and cash equivalents	—	372	1,000	—	—	1,372
Settlement receivables	—	77,118	211	1,544	(5,449)	73,424
Receivables other, net	—	15,831	48,039	143	(43,560)	20,453
Prepaid and other assets	—	7,564	30	124	—	7,718
Investment in subsidiaries	138,527	78,915	—	—	(217,442)	—
Property, equipment and leasehold improvements, net	—	20,026	52	318	—	20,396
Goodwill, net	—	116,574	39,470	783	—	156,827
Other intangibles, net	—	15,473	434	197	—	16,104
Deferred income taxes, net	—	182,388	—	—	—	182,388

TOTAL	$138,527	$567,450	$90,539	$10,349	$(266,451)	$540,414

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$79,008	$5,449	$1,633	$(5,449)	$80,641
Accounts payable	—	24,193	253	412	—	24,858
Accrued expenses	—	61,431	12,077	2,149	(57,742)	17,915
Borrowings	—	263,980	—	—	—	263,980

Total liabilities	—	428,612	17,779	4,194	(63,191)	387,394

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	311				311

STOCKHOLDERS’ EQUITY	138,527	138,527	72,760	6,155	(203,260)	152,709

TOTAL	$138,527	$567,450	$90,539	$10,349	$(266,451)	$540,414

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED JUNE 30, 2007
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$78,006	$—	$1,696	$—	$79,702
ATM	—	61,093	—	—	—	61,093
Check services	—	3,759	3,733	—	—	7,492
Central Credit and other revenues	8,568	2,491	2,893	29	(10,738)	3,243

Total revenues	8,568	145,349	6,626	1,725	(10,738)	151,530

Cost of revenues (exclusive of depreciation and amortization)	—	(104,998)	(2,995)	(1,064)	—	(109,057)
Operating expenses	—	(15,153)	(1,468)	(605)	158	(17,068)
Amortization	—	(1,254)	(67)	(32)	—	(1,353)
Depreciation	—	(1,483)	(6)	(38)	—	(1,527)

OPERATING INCOME	8,568	22,461	2,090	(14)	(10,580)	22,525

INTEREST INCOME (EXPENSE), NET
Interest income	—	944	10	67	—	1,021
Interest expense	—	(9,710)	—	—	—	(9,710)

Total interest income (expense), net	—	(8,766)	10	67	—	(8,689)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	8,568	13,695	2,100.00	53	(10,580)	13,836

INCOME TAX PROVISION	—	(5,186)	—	(141)	—	(5,327)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	8,568	8,509	2,100	(88)	(10,580)	8,509

MINORITY OWNERSHIP LOSS	—	59	—	—	—	59

NET INCOME (LOSS)	$8,568	$8,568	$2,100	$(88)	$(10,580)	$8,568

* Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
SIX MONTHS ENDED JUNE 30, 2007
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$153,998	$—	$3,116	$—	$157,114
ATM	—	121,859	—	—	—	121,859
Check services	—	7,820	7,023.00	—	—	14,843
Central Credit and other revenues	16,468	5,078	5,727	57	(20,872)	6,458

Total revenues	16,468	288,755	12,750	3,173	(20,872)	300,274

Cost of revenues (exclusive of depreciation and amortization)	—	(208,592)	(5,438)	(1,756)	—	(215,786)
Operating expenses	—	(31,141)	(2,938)	(1,223)	302	(35,000)
Amortization	—	(2,486)	(132)	(61)	—	(2,679)
Depreciation	—	(2,873)	(9)	(76)	—	(2,958)

OPERATING INCOME	16,468	43,663	4,233	57	(20,570)	43,851

INTEREST INCOME (EXPENSE), NET
Interest income	—	1,789	18	110	—	1,917
Interest expense	—	(19,353)	—	—	—	(19,353)

Total interest income (expense) , net	—	(17,564)	18	110	—	(17,436)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	16,468	26,099	4,251.00	167	(20,570)	26,415

INCOME TAX PROVISION	—	(9,754)	—	(316)	—	(10,070)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	16,468	16,345	4,251	(149)	(20,570)	16,345

MINORITY OWNERSHIP LOSS	—	123	—	—	—	123

NET INCOME (LOSS)	$16,468	$16,468	$4,251	$(149)	$(20,570)	$16,468

* Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED JUNE 30, 2006
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$67,762	$—	$1,381	$—	$69,143
ATM	—	54,586	—	—	—	54,586
Check services	—	4,676	2,783	—	—	7,459
Central Credit and other revenues	6,279	2,259	2,007	26	(8,183)	2,388

Total revenues	6,279	129,283	4,790	1,407	(8,183)	133,576

Cost of revenues (exclusive of depreciation and amortization)	—	(91,369)	(2,146)	(777)	—	(94,292)
Operating expenses	—	(15,366)	(957)	(471)	158	(16,636)
Amortization	—	(1,338)	(28)	(18)	—	(1,384)
Depreciation	—	(1,037)	(2)	(11)	—	(1,050)

OPERATING INCOME	6,279	20,173	1,657	130	(8,025)	20,214

INTEREST INCOME (EXPENSE), NET
Interest income	—	832	—	36	—	868
Interest expense	—	(10,701)	—	—	—	(10,701)

Total interest income (expense), net	—	(9,869)	—	36	—	(9,833)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	6,279	10,304	1,657	166	(8,025)	10,381

INCOME TAX PROVISION	—	(4,063)	—	(77)	—	(4,140)

INCOME BEFORE MINORITY OWNERSHIP LOSS	6,279	6,241	1,657	89	(8,025)	6,241

MINORITY OWNERSHIP LOSS	—	38	—	—	—	38

NET INCOME	$6,279	$6,279	$1,657	$89	$(8,025)	$6,279

* Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
SIX MONTHS ENDED JUNE 30, 2006
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$133,535	$—	$2,663	$—	$136,198
ATM	—	107,746	—	—	—	107,746
Check services	—	9,589	5,114	—	—	14,703
Central Credit and other revenues	13,243	4,505	4,082	48	(17,114)	4,764

Total revenues	13,243	255,375	9,196	2,711	(17,114)	263,411

Cost of revenues (exclusive of depreciation and amortization)	—	(180,368)	(3,712)	(1,563)	—	(185,643)
Operating expenses	—	(29,339)	(1,986)	(910)	309	(31,926)
Amortization	—	(2,806)	(45)	(35)	—	(2,886)
Depreciation	—	(2,091)	(2)	(22)	—	(2,115)

OPERATING INCOME	13,243	40,771	3,451	181	(16,805)	40,841

INTEREST INCOME (EXPENSE), NET
Interest income	—	1,359	—	65	—	1,424
Interest expense	—	(20,949)	—	—	—	(20,949)

Total interest income (expense), net	—	(19,590)	—	65	—	(19,525)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	13,243	21,181	3,451	246	(16,805)	21,316

INCOME TAX PROVISION	—	(8,012)	—	(135)	—	(8,147)

INCOME BEFORE MINORITY OWNERSHIP LOSS	13,243	13,169	3,451	111	(16,805)	13,169

MINORITY OWNERSHIP LOSS	—	74	—	—	—	74

NET INCOME	$13,243	$13,243	$3,451	$111	$(16,805)	$13,243

* Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,468	$16,468	$4,251	$(149)	$(20,570)	$16,468
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	486	—	—	—	486
Amortization of intangibles	—	2,486	132	61	—	2,679
Depreciation	—	2,873	9	76	—	2,958
Loss on sale or disposal of assets		139	—	—	—	139
Provision for bad debts	—	—	3,612	—	—	3,612
Deferred income taxes	—	9,353	—	—	—	9,353
Equity income in subsidiaries	(14,083)	(4,102)	—	—	18,185	—
Minority ownership loss	—	(193)	—	—	—	(193)
Stock-based compensation	—	6,206	—	—	—	6,206
Changes in operating assets and liabilities:
Settlement receivables	—	61,079	235	2,065	396	63,775
Receivables other, net	—	(3,078)	(19,658)	268	13,330	(9,138)
Prepaid and other assets	—	1,382	(28)	(32)	—	1,322
Settlement liabilities	—	(57,275)	396	(429)	(396)	(57,704)
Accounts payable	—	(1,463)	194	(173)	—	(1,442)
Accrued expenses	—	(21)	10,058	516	(10,945)	(392)

Net cash provided by (used in) operating activities	2,385	34,340	(799)	2,203	—	38,129

* Eliminations include intercompany investments and management fees
(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, equipment and leasehold improvements	$—	$(2,980)	$(35)	$(10)	$—	$(3,025)
Purchase of other intangibles	—	(685)	(39)	(57)	—	(781)
Changes in restricted cash and cash equivalents	—	(22)	—	—	—	(22)
Investments in subsidiaries	280	(600)	—	—	320	—

Net cash provided by (used in) investing activities	280	(4,287)	(74)	(67)	320	(3,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(10,500)	—	—	—	(10,500)
Debt issuance costs	—	(23)	—	—	—	(23)
Proceeds from exercise of stock options	972	—	—	—	—	972
Purchase of treasury stock	(3,637)	—	—	—	—	(3,637)
Minority capital contributions	—	—	—	—	400	400
Capital contributions	—	(280)	—	1,000	(720)	—

Net cash (used in) provided by financing activities	(2,665)	(10,803)	—	1,000	(320)	(12,788)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(1,083)	—	383	—	(700)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	18,167	(873)	3,519	—	20,813

CASH AND CASH EQUIVALENTS—Beginning of period	—	35,022	2,176	3,721	—	40,919

CASH AND CASH EQUIVALENTS—End of period	$—	$53,189	$1,303	$7,240	$—	$61,732

* Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,243	$13,243	$3,451	$111	$(16,805)	$13,243
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	—	853	—	—	—	853
Amortization of intangibles	—	2,806	45	35	—	2,886
Depreciation	—	2,091	2	22	—	2,115
Gain on sale or disposal of assets	—	(5)	—	—	—	(5)
Provision for bad debts	—	—	3,011	—	—	3,011
Deferred income taxes	—	8,035	—	—	—	8,035
Equity income	(13,243)	(3,562)	—	—	16,805	—
Minority ownership loss	—	(116)	—	—	—	(116)
Stock-based compensation	—	4,323	—	—	—	4,323
Changes in operating assets and liabilities:
Settlement receivables	—	34,893	—	520	—	35,413
Receivables other, net	—	(8,103)	(6,989)	81	12,723	(2,288)
Prepaid and other assets	—	436	(1)	12	—	447
Settlement liabilities	—	(32,703)	—	(430)	—	(33,133)
Accounts payable	—	2,576	(54)	(97)	—	2,425
Accrued expenses	—	11,279	792	825	(12,723)	173

Net cash provided by operating activities	—	36,046	257	1,079	—	37,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	—	(9,415)	(20)	(18)	—	(9,453)
Purchase of other intangibles	—	(495)	(399)	(105)	—	(999)
Investments in subsidiaries	(1,287)	(360)	—	—	1,647	—

Net cash used in investing activities	(1,287)	(10,270)	(419)	(123)	1,647	(10,452)

* Eliminations include intercompany investments and management fees
(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(4,621)	—	—	—	(4,621)
Debt issuance costs	—	(139)	—	—	—	(139)
Proceeds from exercise of stock options	1,287	—	—	—	—	1,287
Minority capital contributions	—	—	—	—	240	240
Capital contributions	—	1,287	—	600	(1,887)	—

Net cash provided by (used in) financing activities	1,287	(3,473)	—	600	(1,647)	(3,233)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(323)	—	138	—	(185)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	21,980	(162)	1,694	—	23,512

CASH AND CASH EQUIVALENTS—Beginning of period	—	32,237	276	2,610	—	35,123

CASH AND CASH EQUIVALENTS—End of period	$—	$54,217	$114	$4,304	$—	$58,635

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of the foregoing and similar expressions regarding beliefs, plans, expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: in Part I, Item 1, (1) our expectations relative to the vesting of stock options and restricted stock and the time periods over which we expect to be recognize the costs associated therewith; (2) our expectations relative to the withholding of shares of restricted stock to satisfy tax withholding obligations; (3) our belief that transactions performed in Canada are not taxable for purposes of the Canadian GST; (4) our belief that all issues raised by the Associations will be resolved in the normal course of business and that any related changes to our processing procedures will not result in a material adverse impact to our financial results; (5) our opinion that the final resolution of pending or threatened litigation in the aggregate is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position; (6) our expectation that the required amount of the letter of credit issued to First Data will be adjusted annually; in Part I, Item 2, (7) statements regarding our recognition and enjoyment of a net tax asset in connection with our conversion to a taxable corporate entity and the pro forma effect of such conversion; (8) our expectation that commissions and interchange will continue to increase while check warranty expenses decline, and that for the second half of 2007, cost of revenues (excluding depreciation and amortization) will increase at a rate faster than revenues; (9) statements regarding our estimate of the effective tax rate for the full year and that, due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the second quarter of 2007 are expected to be substantially lower than our provision for the same; (10) that the senior secured credit facilities will continue to be guaranteed by the Company and all of GCA’s wholly-owned domestic subsidiaries other than Arriva; (11) our belief that borrowings under our secured credit facilities, together with our anticipated operating cash flows, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on the senior subordinated notes and under our senior secured credit facility for the next 12 months and for the foreseeable future; (12) our plan, if necessary or otherwise advisable, to seek additional financing through bank borrowings or public or private debt or equity financings; (13) that 180 days after acquisition, CIT will require Arriva to purchase the net amount of all receivables that have a first payment default, cardholder death or bankruptcy during the first 180 days from acquisition; (14) our belief that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations; in Part I, Item 3, (15) our expectation that we will continue to pay interest on borrowings under our senior secured credit facilities based on LIBOR of various maturities; in Part II, Item 1, (16) our opinion that the final resolution of any threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flow, results of operations or financial position; in Part II, Item 1A, (17) our expectation that competition in the market for cash access products and related services will increase and intensify in the future; (18) that our success depends on developing and protecting our intellectual property; (19) that in connection with the Recapitalization and Private Equity Restructuring that occurred in 2004, we expect to pay a significantly lower amount in United States federal income taxes than we provide for in our income statements; (20) that prior to the termination of our agreement with IPS we will need to either enter in an agency relationship with another third-party that holds the required money transmitter licenses or obtain our own money transmitter licenses; (21) that upon the expiration of our agreement with Bank of America we will need to obtain an adequate supply of cash for our ATMs from an alternate source; (22) our belief that our ability to maintain and grow our business will depend upon our ability to introduce successful new products and services in a timely manner; (23) our expectation that we will continue to engage in joint development projects with third parties in the future; (24) our expectation that we will bear the credit risk of any cardholders’ non-payment as a result of CIT requiring Arriva to purchase the net amount of certain receivables 180 days after acquisition; (25) our belief that we will bear the risk of making payment to merchants for all transactions using the card within a very short time of the transaction, and that we will generally be able to recover those funds from the consumer no sooner than the end of the current monthly statement cycle; (26) our belief that we will need to effectively manage the expansion of our operations in order to execute our growth strategy of entering into new markets, expanding in existing markets and introducing new products and services; (27) that our future success depends upon our ability to attract, train and retain key managers involved in the development, operation and marketing of our products and services to gaming establishments;

(28) that we intend to provide our services in international markets in which we have not previously operated and have no experience as to chargebacks; (29) that we will continue to undertake extensive work to remedy the material weaknesses in our internal controls over financial reporting, (30) our expectation that the demographic profile of gaming patrons changes over time; (31) our belief that our future success will depend, in part, upon our ability to successfully anticipate, develop and introduce new cash access services based on emerging financial services and payment methods and to enhance our existing products and services to respond to changes in technology and industry standards on a timely basis; (32) our expectation that a substantial portion of our future growth will result from the general expansion of the gaming industry; (33) our expectation that consumer and data privacy laws will be broadened in their scope and application, impose additional requirements and restrictions on gathering and using patron information or narrow the types of information that may be collected or used for marketing or other purposes or require patrons to “opt-in” to the use of their information for specific purposes, which will hamper the value of our patron marketing services; (34) our intention to vigorously defend ourselves in any lawsuits filed by problem gamers; and (35) our expectation that in the future we will also issue additional shares or options to purchase additional shares to our employees, directors and consultants, in connection with corporate alliances or acquisitions, and in follow-on offerings to raise additional capital.
Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: (1) our limited ability to control and predict the cessation of employment of recipients of our stock options and our restricted stock; (2) our inability to predict how recipients of restricted stock grants will choose in the future to satisfy the statutory withholding requirements applicable to the restricted stock grants; (3) our inability to predict the CRA’s ultimate disposition of our disputed rebate claim; (4) our inability to predict the severity of issues raised by card associations, our limited ability to make changes to the bankcard transaction processing, and our reliance on third parties for bankcard transaction processing; (5) the uncertainty of the outcome of any pending or threatened litigation; (6) our inability to control the bases on which the letter of credit will be issued, or at all; (7) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (8) our inability to control interchange rates and our ability to offer gaming establishments incentives other than increased commission rates and unanticipated cost savings or larger than anticipated revenue increases due to market expansion, competitive success or otherwise; (9) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (10) that the senior secured credit facilities may require a guarantee by Arriva in the future; (11) unanticipated needs for working capital, capital expenditures, our inability to satisfy conditions precedent to our ability to borrow additional funds under our senior secured credit facilities or our failure to accurately estimate our operating cash flows as a result of competitive pressures or otherwise; (12) our inability to obtain additional financings through bank borrowings or debt or equity financing at all or on terms that are favorable to us; (13) our inability to control the future business decisions of CIT and the possibility that CIT may decide to retain certain receivables; (14) unanticipated loss of or damage to our equipment or the need to replace our equipment as a result of unanticipated obsolescence, regulatory changes or otherwise; (15) changes in applicable interest rates that result in interest rates lower than LIBOR becoming available to us; (16) our inability to predict the final resolution of any threatened or pending litigation, individually or in the aggregate; (17) the possibility that saturation in the market for cash access products and related services may deter subsequent market entrants; (18) that we may be successful notwithstanding our inability to protect our intellectual property or that we may be unsuccessful notwithstanding the development and protection of our intellectual property; (19) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (20) we may be unsuccessful in entering into an agency relationship with another third-party that holds the required money transmitter licenses and we may fail to obtain our own money transmitter licenses; (21) we may be unsuccessful in obtaining an adequate supply of cash for our ATMs from an alternative source on favorable terms or at all; (22) that we may fail to introduce new products or services due to resource constraints, that we may succeed in growing our business notwithstanding the failure to introduce new products or services or that we may fail to grow our business notwithstanding our success in introducing new products and services; (23) the unwillingness of third parties to enter into joint development projects with us or insufficient business rationales for entering into potential joint development projects with third parties in the future; (24) the possibility that CIT decides to retain certain receivables; (25) the payment habits of consumers may vary and we may recover funds earlier than the end of the current monthly statement cycle; (26) our failure to execute our growth strategy notwithstanding our effective management of the expansion of our operations, due to competitive forces, regulatory restrictions or resource limitations; (27) the possibility that we may fail in the future notwithstanding our attraction, training and retention of key managers; (28) our failure to enter into international markets due to regulatory restrictions, operational limitations or resource constraints; (29) that we may decide that we have sufficiently remediated the material weaknesses, that resource constraints do not permit us to undertake all desired remediation work, or that we decide to allocate our limited resources to matters other than such remediation work; (30) the inherent difficulty in predicting changes in gaming patron demographic profiles; (31) the inherent difficulty in predicting and taking advantage of emerging financial services and payment methods and the possibility that may fail notwithstanding our implementation of new products and services based upon emerging financial services and payment methods; (32) the gaming industry may contract in the future, and we may fail to realize growth from general expansion of the gaming industry due to competitive forces, changing patron preferences and cash carrying habits or resource limitations; (33) easing of consumer and data privacy laws that enable competitors to obtain and exploit marketing information; (34) the possible settlement of lawsuits by problem gamers through operational modifications that do not materially impair our operations; and (35) we may not enter into corporate alliances or acquisitions, we may not conduct follow-on offerings to raise additional capital and we may choose to replace equity-based compensation with cash-based compensation.
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
Overview
We are a provider of cash access products and related services to the gaming industry in the United States and several international markets. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including ATM cash withdrawals, credit card cash advances, point-of-sale debit cash advances, check cashing and money transfers. Commencing in the third quarter of 2006, the Company, through Arriva, began marketing a private-label revolving credit card aimed at consumers who perform cash advance transactions in gaming establishments. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments.
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

Three months ended June 30, 2007 compared to three months ended June 30, 2006
The following table sets forth the unaudited condensed consolidated results of operations for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended
	June 30, 2007		June 30, 2006
	$	%	$	%
REVENUES:
Cash advance	$79,702	52.6%	$69,143	51.8%
ATM	61,093	40.3%	54,586	40.9%
Check services	7,492	4.9%	7,459	5.6%
Central Credit and other revenues	3,243	2.1%	2,388	1.8%

Total revenues	151,530	100.0%	133,576	100.0%

Cost of revenues (exclusive of depreciation and amortization)	(109,057)	(72.0)%	(94,292)	(70.6)%
Operating expenses	(17,068)	(11.3)%	(16,636)	(12.5)%
Amortization	(1,353)	(0.9)%	(1,384)	(1.0)%
Depreciation	(1,527)	(1.0)%	(1,050)	(0.8)%

OPERATING INCOME	22,525	14.9%	20,214	15.1%

INTEREST INCOME (EXPENSE), NET
Interest income	1,021	0.7%	868	0.6%
Interest expense	(9,710)	(6.4)%	(10,701)	(8.0)%

Total interest income (expense), net	(8,689)	(5.7)%	(9,833)	(7.4)%

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	13,836	9.1%	10,381	7.8%

INCOME TAX PROVISION	(5,327)	(3.5)%	(4,140)	(3.1)%

INCOME BEFORE MINORITY OWNERSHIP LOSS	8,509	5.6%	6,241	4.7%

MINORITY OWNERSHIP LOSS, NET OF TAX	59	0.0%	38	0.0%

NET INCOME	$8,568	5.7%	$6,279	4.7%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$1.6		$1.4
ATM	3.4		3.0
Check warranty	$0.3		$0.3

Number of transactions completed (in millions):
Cash advance	2.9		2.5
ATM	18.5		17.0
Check warranty	1.3		1.3

Total Revenues
Total revenues for the quarter ended June 30, 2007 were $151.5 million, an increase of $18.0 million, or 13.4%, as compared to the quarter ended June 30, 2006.
The increase in revenues from the second quarter of 2006 to the second quarter of 2007 was primarily due to the reasons described below.
Cash Advance. Cash advance revenue for the quarter ended June 30, 2007 was $79.7 million, an increase of $10.6 million, or 15.3%, as compared to the quarter ended June 30, 2006. The total amount of cash disbursed increased 16.9% from $1.4 billion to $1.6 billion and the number of transactions completed increased 14.8% from 2.5 million to 2.9 million. Revenue per cash advance transaction increased 0.4% from $27.18 to $27.29.
ATM. ATM revenue for the quarter ended June 30, 2007 was $61.1 million, an increase of $6.5 million, or 11.9%, as compared to the quarter ended June 30, 2006. The increase was primarily attributable to a 8.9% increase in the number of transactions from 17.0 million to 18.5 million. Revenue per ATM transaction increased 2.8% from $3.22 to $3.31. There was a 14.5% increase in the total amount of cash disbursed from $3.0 billion to $3.4 billion.
Check Services. Check services revenue for the quarter ended June 30, 2007 was $7.5million, an increase of 0.4%, as compared to the quarter ended June 30, 2006. The face amount of checks warranted increased 2.6% from $339.0 million to $347.9 million. The number of checks warranted increased 3.3% from 1.29 million to 1.33 million, while the average face amount per check warranted decreased from $263.51 to $261.82. Check warranty revenue as a percent of face amount warranted was 1.94% in the 2007 quarter as compared to 2.01% for the quarter ended June 30, 2006, and revenue per check warranty transaction decreased 4.2% from $5.29 to $5.07.
Central Credit and Other. Central Credit and other revenues for the quarter ended June 30, 2007, were $3.2 million, an increase of $0.9 million, or 35.8%, from $2.4 million in the quarter ended June 30, 2006. The increase is primarily the result of $0.7 million of incremental interest and fee revenue earned from Arriva Card cardholders.
Costs and Expenses
Cost of Revenues (Exclusive of Depreciation and Amortization). Cost of revenues (exclusive of depreciation and amortization) increased 15.7% from $94.3 million to $109.1 million. The largest component of cost of revenues (exclusive of depreciation and amortization) is commissions, which increased 17.0% in the 2007 quarter as contracts were signed or renewed at higher commission rates than experienced in the 2006 quarter. The second-largest component of cost of revenues (exclusive of depreciation and amortization) is interchange expense, which increased 15.4%. The third major component of cost of revenues (exclusive of depreciation and amortization) is warranty expenses which decreased 26.2%. We expect that commissions and interchange will continue to increase while check warranty expenses decline, and we expect that for the second half of 2007 cost of revenues (exclusive of depreciation and amortization) will increase at a rate faster than revenues.
Operating Expenses. Operating expenses for the quarter ended June 30, 2007 were $17.1 million, an increase of $0.4 million or 2.6%, as compared to the quarter ended June 30, 2006. Operating expenses in the second quarter of 2007 included $3.2 million of non-cash compensation expenses related equity incentive awards issued to our employees, while the second quarter of 2006 included $2.4 million of non-cash compensation expense. In the three months ended June 30, 2006, we incurred $0.7 million of expense related to an offering of common stock sold by certain of our stockholders and $0.2 million in legal expenses related to the settlement of a dispute with a former customer. These expenses did not recur in the comparable period of 2007. Additionally, in the three months ended June 30, 2007 our operating expenses were reduced by $1.0 million as a result of recovering unclaimed property from our check clearing vendor. Excluding the effects of these events, our operating expenses would have increased $1.4 million or 10.5%. This was principally the result of increases in payroll and related benefits, system maintenance charges and operating expenses associated with the Arriva Card.

Depreciation and Amortization. Depreciation expense for the quarter ended June 30, 2007 was $1.5 million, an increase of $0.5 million, or 45.4% compared to the 2006 quarter. Amortization expense, which relates principally to computer software, customer contracts and our 3-in-1 rollover patent, decreased $33 thousand to $1.4 million, or a decrease of 2.2%.
Primarily as a result of the factors described above, operating income for the quarter ended June 30, 2007 was $22.5 million, an increase of $2.3 million, or 11.4%, as compared to the quarter ended June 30, 2006.
Interest Income (Expense), Net. Interest income was $1.0 million in the second quarter of 2007, an increase of 17.6% from the second quarter of 2006, due primarily to higher average cash balances and higher interest rates in the second quarter of 2007.
Interest expense for the quarter ended June 30, 2007, was $9.7 million, a decrease of $1.0 million, or 9.3%, as compared to the quarter ended June 30, 2006. This decrease is principally related to lower average interest rates and average outstanding balances on our senior secured credit facilities in the second quarter of 2007. Interest expense on borrowings (including amortization of deferred financing costs) was $5.6 million in the 2007 quarter as compared to $6.7 million in the 2006 quarter. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $4.1 million in the second quarter of 2007 as compared to $4.0 million in the same quarter of 2006. This increase was a result of a decrease in the average amount of outstanding ATM cash from $296.0 million in the second quarter of 2006 to $290.5 million in the second quarter of 2007 and an increase in the effective interest rate for the quarter from 5.4% to 5.7% for the same periods, respectively.
Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $13.8 million for the quarter ended June 30, 2007, an increase of $3.5 million, or 33.3%, as compared to the 2006 quarter.
Income Tax. The provision for income taxes in the second quarter of 2007 results from our estimate of the effective tax rate for the full year of 38.1% as compared to the estimated full year effective rate of 37.9% during the second quarter of 2006. Due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the second quarter of 2007 are expected to be substantially lower than the provision.
Primarily as a result of the foregoing, income before minority ownership loss was $8.5 million for the quarter ended June 30, 2007, an increase of $2.3 million, or 36.3%, as compared to the 2006 quarter.
Minority Ownership Loss, Net of Tax. Minority ownership loss, net of tax attributable to Innovative Funds Transfer, LLC (“IFT”) for the quarter ended June 30, 2007 was $59 thousand as compared to $38 thousand in the comparable period of 2006.
Primarily as a result of the foregoing, net income was $8.7 million for the quarter ended June 30, 2007, an increase of $2.3 million as compared to the 2006 quarter.

Six months ended June 30, 2007 compared to six months ended June 30, 2006
The following table sets forth the unaudited condensed consolidated results of operations for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	Six Months Ended
	June 30, 2007		June 30, 2006
	$	%	$	%
REVENUES:
Cash advance	$157,114	52.3%	$136,198	51.7%
ATM	121,859	40.6%	107,746	40.9%
Check services	14,843	4.9%	14,703	5.6%
Central Credit and other revenues	6,458	2.2%	4,764	1.8%

Total revenues	300,274	100.0%	263,411	100.0%

Cost of revenues (exclusive of depreciation and amortization)	(215,786)	(71.9)%	(185,643)	(70.5)%
Operating expenses	(35,000)	(11.7)%	(31,926)	(12.1)%
Amortization	(2,679)	(0.9)%	(2,886)	(1.1)%
Depreciation	(2,958)	(1.0)%	(2,115)	(0.8)%

OPERATING INCOME	43,851	14.6%	40,841	15.5%

INTEREST INCOME (EXPENSE), NET
Interest income	1,917	0.6%	1,424	0.5%
Interest expense	(19,353)	(6.4)%	(20,949)	(8.0)%

Total interest income (expense), net	(17,436)	(5.8)%	(19,525)	(7.4)%

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	26,415	8.8%	21,316	8.1%

INCOME TAX PROVISION	(10,070)	(3.4)%	(8,147)	(3.1)%

INCOME BEFORE MINORITY OWNERSHIP LOSS	16,345	5.4%	13,169	5.0%

MINORITY OWNERSHIP LOSS, NET OF TAX	123	0.0%	74	0.0%

NET INCOME	$16,468	5.5%	$13,243	5.0%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$3.1		$2.7
ATM	6.8		5.9
Check warranty	$0.7		$0.7

Number of transactions completed (in millions):
Cash advance	5.7		5.1
ATM	37.3		33.6
Check warranty	2.6		2.5

Total Revenues
Total revenues for the six months ended June 30, 2007 were $300.3 million, an increase of $36.8 million, or 14.0%, as compared to the six months ended June 30, 2006.
The increase in revenues from the first half of 2006 to first half of 2007 was primarily due to the reasons described below.
Cash Advance. Cash advance revenue for the six months ended June 30, 2007 was $157.1 million, an increase of $20.9 million, or 15.4%, as compared to the six months ended June 30, 2006. The total amount of cash disbursed increased 15.5% from $2.7 billion to $3.1 billion and the number of transactions completed increased 12.5% from 5.1 million to 5.7 million. Revenue per cash advance transaction increased 2.5% from $26.91 to $27.59.
ATM. ATM revenue for the six months ended June 30, 2007 was $121.9 million, an increase of $14.1 million, or 13.1%, as compared to the six months ended June 30, 2006. The increase was primarily attributable to a 11.0% increase in the number of transactions from 33.6 million to 37.3 million. Revenue per ATM transaction increased 1.9% from $3.20 to $3.26. There was a 15.3% increase in the total amount of cash disbursed from $5.9 billion to $6.8 billion.
Check Services. Check services revenue for the six months ended June 30, 2007 was $14.8 million, an increase of $0.1 million, or 1.0%, as compared to the six months ended June 30, 2006. The face amount of checks warranted increased 3.9% from $661.8 million to $687.9 million. The number of checks warranted increased 2.9% from 2.5 million to 2.6 million, while the average face amount per check warranted increased from $259.83 to $262.46. Check warranty revenue as a percent of face amount warranted was 1.96% in the first six months of 2007 as compared to 2.01% for the six months ended June 30, 2006, and revenue per check warranty transaction decreased 1.7% from $5.23 to $5.14.
Central Credit and Other. Central Credit and other revenues for the quarter ended June 30, 2007, were $6.5 million, an increase of $1.7 million, or 35.6%, from $4.8 million in the six months ended June 30, 2006. The increase is primarily the result of $1.3 million of incremental interest and fee revenue earned from Arriva Card cardholders and $0.3 million in increases in our billing revenue for Central Credit.
Costs and Expenses
Cost of Revenues (Exclusive of Depreciation and Amortization). Cost of revenues (exclusive of depreciation and amortization) increased 16.2% from $185.6 million to $215.8 million. The largest component of cost of revenues (exclusive of depreciation and amortization) is commissions, which increased 17.1% in the first six months of 2007 as contracts were signed or renewed at higher commission rates than experienced in the first half of 2006. The second-largest component of cost of revenues (exclusive of depreciation and amortization) is interchange expense, which increased 15.5%. The third major component of cost of revenues (exclusive of depreciation and amortization) is warranty expenses which decreased 17.3%. We expect that commissions and interchange expenses will continue to increase while check warranty expenses decline, and we expect that for the second half of 2007 cost of revenues (exclusive of depreciation and amortization) will increase at a rate faster than revenues.
Operating Expenses. Operating expenses for the six months ended June 30, 2007 were $35.0 million, an increase of $3.1 million or 9.6%, as compared to the six months ended June 30, 2006. Operating expenses in the first half of 2007 included $6.2 million of non-cash compensation expenses related equity incentive awards issued to our employees, while the first half of 2006 included $4.3 million of non-cash compensation expense. In the six months ended June 30, 2006, we incurred $0.7 million of expense related to an offering of common stock sold by certain of our stockholders and $0.2 million in legal expenses related to the settlement of a dispute with a former customer. These expenses did not recur in the comparable period of 2007. Additionally, in the six months ended June 30, 2007 our operating expenses were reduced by $1.0 million as a result of recovering unclaimed property from our check clearing vendor. Excluding the effects of these events, our operating expenses would have increased $3.1 million or 11.5%. This was principally the result of increases in payroll and related benefits, system maintenance charges and operating expenses associated with the Arriva Card.

Depreciation and Amortization. Depreciation expense for the six months ended June 30, 2007 was $3.0 million, an increase of $0.8 million, or 39.9% compared to the comparable period of 2006. Amortization expense, which relates principally to computer software, customer contracts and our 3-in-1 rollover patent, decreased $0.2 million from $2.9 million to $2.7 million, a decrease of 7.2%.
Primarily as a result of the factors described above, operating income for the six months ended June 30, 2007 was $43.9 million, an increase of $3.0 million, or 7.4%, as compared to the six months ended June 30, 2006.
Interest Income (Expense), Net. Interest income was $1.9 million in the first half of 2007, an increase of 34.6% from the comparable period of 2006, due primarily to higher average cash balances and higher average interest rates in 2007.
Interest expense for the six months ended June 30, 2007, was $19.4 million, a decrease of $1.6 million, or 7.6%, as compared to the six months ended June 30, 2006. This deduction is principally the result of lower average interest rates on our senior secured credit facilities and lower average borrowings. Interest expense on borrowings (including amortization of deferred financing costs) was $11.3 million in the 2007 six month period as compared to $13.4 million in the 2006 period. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $8.0 million in the first six months of 2007 as compared to $7.5 million in the same period of 2006. This increase in interest was a result of a decrease in the average amount of outstanding ATM cash from $293.2 million in the first half of 2006 to $285.4 million in the comparable period of 2007 and an increase in the effective interest rate for the quarter from 5.2% to 5.7% for the same periods, respectively.
Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $26.4 million for the six months ended June 30, 2007, an increase of $5.1 million, or 23.9%, as compared to the 2006 period.
Income Tax. The provision for income taxes in the first six months of 2007 represents our estimate of the effective tax rate for the full year of 38.1% as compared to the estimated full year effective rate of 37.9% in the first six months of 2006. Due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the first half of 2007 are expected to be substantially lower than the provision.
Primarily as a result of the foregoing, income before minority ownership loss was $16.3 million for the six months ended June 30, 2007, an increase of $3.2 million, or 24.1%, as compared to 2006.
Minority Ownership Loss, Net of Tax. Minority ownership loss, net of tax attributable to Innovative Funds Transfer, LLC (“IFT”) for the six months ended June 30, 2007 was $123 thousand as compared to $74 thousand in the comparable period of 2006.
Primarily as a result of the foregoing, net income was $16.5 million for the six months ended June 30, 2007, an increase of $3.2 million as compared to the comparable 2006 period.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2007 and 2006, respectively (amounts in thousands):

	Six Months Ended
	June 30,	June 30,
	2007	2006

Net cash provided by operating activities	$38,129	$37,382

Net cash used in investing activities	(3,828)	(10,452)

Net used in financing activities	(12,788)	(3,233)

Net effect of exchange rate changes on cash and cash equivalents	(700)	(185)

Net increase in cash and cash equivalents	20,813	23,512

Cash and cash equivalents, beginning of period	40,919	35,123

Cash and cash equivalents, end of period	$61,732	$58,635

Our principal source of liquidity is cash flows from operating activities, which were $38.1 million and $37.4 million for the six months ended June 30, 2007 and 2006, respectively. Changes in operating assets and liabilities accounted for a net decrease of $9.5 million in cash flow from operating activities. Offsetting this decrease is the net change in settlement receivables and liabilities of $3.8 million and an increase of $6.4 million from increases in net income, the add back of non-cash compensation expense to net income and the net increase in cash tax savings added back to the deferred income tax asset.
Net cash used in investing activities totaled $3.8 million and $10.5 million for the six months ended June 30, 2007 and 2006, respectively. Included in net cash used in investing activities for the six months ended June 30, 2007 and 2006, respectively, were funds spent on purchased software and software development in the amounts of $0.8 million and $1.0 million and funds spent on the procurement of cash access equipment, computer and other hardware in the amounts of $3.0 million and $9.5 million. We have met our capital requirements to date through cash flows from operating activities.
Net cash used in financing activities was $12.8 million compared to $3.2 million of cash provided for the six months ended June 30, 2007 and 2006, respectively. Under terms of the credit facility that we entered into in the fourth quarter of 2006, our required quarterly principal amortization was significantly reduced. In the six months ended June 30, 2007 we repaid $0.5 million of scheduled principal on the term loan and $10.0 million of voluntary repayments on the revolving portion of our credit facilities while in the six months ended June 30, 2006 we repaid $4.6 million. In the six months ended June 30, 2007 and 2006, the net cash used also includes payments for debt issuance costs of $23 thousand and $139 thousand, respectively. In 2007, the Company’s Board of Directors authorized the repurchase of up to $50 million shares of common stock. During the six months ended June 30, 2007, we repurchased $3.6 million worth of common stock in open market purchases and employee tax withholding transactions from vesting of restricted shares under the Company’s equity incentive programs. Offsetting the cash used was $1.0 million and $1.3 million in proceeds from the exercise of stock options by our employees in the first half of 2007 and 2006, respectively. In the six months ended June 30, 2007 and 2006, we also received $0.4 million and $0.2 million, respectively, in capital contributions from its minority owner of IFT.

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
Deferred Tax Asset
At June 30, 2007, we had a net deferred income tax asset of a $182.4 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of Acquired Goodwill (approximately $686 million) which is recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $45.7 million lower for tax purposes than for financial accounting purposes. At an estimated effective tax rate of 38.1%, this results in tax payments being approximately $17.4 million less than the provision for income taxes shown on the income statement for financial accounting purposes. This is an expected aggregate of $202.4 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion.

Other Liquidity Needs and Resources
Bank of America, N.A. supplies us with currency needed for normal operating requirements of our ATMs pursuant to the Amendment of the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR increases. As of June 30, 2007, the rate in effect, inclusive of the 25 basis points margin, was 5.6%, and the currency supplied by Bank of America, N.A. pursuant to this agreement was $325.2 million.
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
Pursuant to the terms of our agreement with IGT, we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of June 30, 2007, we had invested a total of $4.6 million in IFT.
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
Off-Balance Sheet Arrangements
Bank of America Amended Treasury Services Agreement. We obtain currency to meet the normal operating requirements of our domestic ATMs and automated cashier machines (“ACM”) pursuant to the Amendment of the Treasury Services Agreement with Bank of America, N.A. Under this agreement, all currency supplied by Bank of America, N.A. remains the sole property of Bank of America, N.A. at all times until it is dispensed, at which time Bank of America, N.A. obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At June 30, 2007, the total currency obtained from Bank of America, N.A. pursuant to this agreement was $325.2 million. Because Bank of America, N.A. obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America, N.A. for cash usage pursuant to the Amendment of the Treasury Services Agreement are reflected as interest expense in our financial statements. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Our agreement with Bank of America, N.A. will expire on November 6, 2007, and we are currently negotiating with them to extend this agreement.
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

As of June 30, 2007, CIT had $2.5 million in outstanding patron receivables from originated transactions performed on Arriva Cards. Arriva has the option to purchase the originated receivable from CIT at any time between three and 180 days (the “Holding Period”) from the date CIT acquires the receivable. CIT has the right to require Arriva to purchase any receivables that have a first payment default, cardholder death or bankruptcy during the first 180 days from acquisition, and CIT will require Arriva to purchase the net amount of all such receivables 180 days after acquisition. For the three and six months ended June 30, 2007, Arriva has purchased $13.2 million and $21.7 million of receivables from CIT, respectively. CIT is entitled to receive monthly from Arriva a fee based on the average balance of receivables multiplied by an interest rate. The interest rate is computed based upon the Holding Period. As of June 30, 2007, the interest is determined as LIBOR plus 225 basis points, or approximately 7.6%.
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
Senior Secured Credit Facility— As of June 30, 2007, we have $3.2 million in standby letters of credit outstanding as a collateral security for First Data Corporation related to a Sponsorship Indemnification Agreement whereby First Data agreed to continue their guarantee of performance for us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable Visa and MasterCard rules. GCA has agreed to indemnify First Data Corporation and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. Additionally, we had $50 thousand in standby letters of credit issued and outstanding as collateral on surety bonds for certain licenses held related to our Nevada check cashing licenses.
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
Critical Accounting Policies
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. There were no newly identified significant accounting estimates in the six months ended June 30, 2007.
There were not any material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K (No. 001-32622) filed on March 30, 2007.

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
Bank of America, N.A. supplies us with currency needed for normal operating requirements of our domestic ATMs and ACMs pursuant to the Amendment of the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR increases. As of June 30, 2007, the rate in effect, inclusive of the 25 basis points margin, was 5.6% and the currency supplied by Bank of America, N.A. pursuant to this agreement was $325.2 million. Based upon the average outstanding amount of currency to be supplied by Bank of America, N.A. pursuant to this agreement during the first six months of 2007, which was $285.4 million, each 1% increase in the applicable LIBOR would have a $2.9 million impact on income before taxes and minority ownership loss over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. At June 30, 2007, our interest expense on these credit facilities is the applicable LIBOR plus a margin of 112.5 basis points for the term loan portion and LIBOR plus 112.5 basis points for the revolving credit portion. At June 30, 2007, we had $11.7 million drawn under the revolving credit portion and we had $99.5 million outstanding under the term loan portion at an interest rate, including the margin, of 6.4%. Based upon the outstanding balance on the term loan and revolving loan portion of the credit facility of $111.2 million on June 30, 2007, each 1% increase in the applicable LIBOR would add an additional $1.1 million of interest expense over a 12-month period.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by the SEC in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2007. Such conclusion resulted from the identification of deficiencies that were determined to be material weaknesses as reported in Item 9A of our Annual Report on Form 10-K dated March 30, 2007, and described under “Changes in Internal Control Over Financial Reporting”.
Notwithstanding management’s evaluation that our disclosure controls and procedures were not effective as of June 30, 2007, we believe that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.
Changes in Internal Control Over Financial Reporting
As reported in Item 9A of our Annual Report on Form 10-K dated March 30, 2007, management concluded that its internal control over financial reporting was not effective as of December 31, 2006. Such conclusion resulted from the identification of deficiencies that were determined to be material weaknesses. Specifically, we did not have appropriate internal controls in the following areas:
•	Ineffective controls related to staffing in finance and accounting: During 2006, we had a high level of turnover of personnel in our finance and accounting staff, which resulted in certain controls not operating effectively as of December 31, 2006. This material weakness did not result in a material adjustment to our 2006 consolidated financial statements but did contribute significantly to the following internal control deficiencies each of which is considered to be a material weakness:
•	Ineffective control related to the reconciliation and analysis of accounts: The control designed to ensure the timely and accurate preparation, review and approval of account analyses and reconciliations did not operate effectively. Specifically, certain reconciliations and analyses were not performed in a timely manner.
•	Ineffective controls related to the financial reporting close process: Certain controls designed to ensure the timely and accurate preparation, review and approval of our accounts and financial statements did not operate effectively. Specifically, 1) certain journal entries were not reviewed and approved by appropriate finance and accounting personnel, 2) certain checklists were not maintained or reviewed and approved by appropriate finance and accounting personnel, and 3) we were unable to adhere to our pre-determined closing and reporting calendar.
•	Ineffective controls related to income taxes: Certain controls designed to ensure the timely and accurate calculation of our provision for income taxes did not operate effectively. Certain matters affecting our income tax provision were not identified on a timely basis by finance and accounting personnel. Further, our process to timely and accurately quantify temporary differences did not operate effectively.
•	Ineffective controls related to the accounts payable process: Certain controls designed to ensure the timely and accurate disbursement of Company funds did not operate effectively. Specifically, 1) certain disbursements were not properly reviewed for appropriate coding and cut-off and 2) the vendor master file was not reviewed by finance and accounting management for pertinence and accuracy.

•	Inadequate controls related to commissions: We did not have appropriate internal control design related to how we calculate the amount of commissions we pay our customers. Specifically, 1) internal controls over commission set-up did not include a comparison of commission rates to contractual terms and 2) there was an ineffective process to determine the appropriate commission type and amount. In addition, some of the databases and applications used to maintain transaction records and perform certain commission computations were maintained by a third party, and appropriate controls to monitor and approve changes were not in place.
During our second quarter ended June 30, 2007, and subsequent thereto, we have completed certain remediation initiatives, which include:
•	The hiring of a commission analyst with an auditing background to oversee the commission audit process and the development of automated commission calculations and review tools; and
•	Implementation of the accounts payable portion of the new accounting system.
We continue to undertake extensive work to remedy the material weaknesses described above. This includes, but is not limited to, the following remediation initiatives:
•	With turnover in 2007 limited to staff level positions, we continue with the hiring of several accounting staff and management positions; and
•	Completion of the implementation of a new integrated accounting system and accounts payable system, which enables us to move from manual controls to more automated internal controls.
While management believes progress has been made regarding the implementation of these initiatives, additional procedures and further evaluation are on-going. Remediation of the material weaknesses identified at December 31, 2006, remains a priority for us during fiscal 2007.
Except for the remediation initiatives with respect to the material weaknesses described above and the general ledger system conversion that occurred in the second fiscal quarter, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The risk factors set forth below captioned “We depend on the accuracy and completeness of information...,” “We may experience increased delinquencies and credit losses...” and “We may be subject to additional risks of which we are not aware ...” have been added to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, and the risk factors captioned “Because of a significant concentration among our top customers ....,” “Because of our dependence on a few providers...,” “Certain providers upon whom we are dependent ...,” “We may not be successful in our entry into the consumer credit business...,” “We depend on key personnel ...” and “Growth of the gaming industry in any market is subject to political and regulatory developments ...”, have been materially modified from prior versions of these risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.
Risks Related to Our Business
If we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition and operating results may suffer a material adverse effect.
We enter into contracts with our gaming establishment customers to provide our cash access products and related services. In general, our contracts have a term ranging from three to five years in duration and provide that we are the only provider of cash access products to these establishments during the term of the contract. However, some of our contracts are terminable upon 30 days advance notice and some of our contracts either become nonexclusive or terminable by our gaming establishment customers in the event that we fail to satisfy specific covenants set forth in the contracts, such as covenants related to our ongoing product development. We are typically required to renegotiate the terms of our customer contracts upon their expiration, and in some circumstances we may be forced to modify the terms of our contracts before they expire. When we have successfully renewed these contracts, these negotiations have in the past resulted in, and in the future may result in, financial and other terms that are less favorable to us than the terms of the expired contracts. In particular, we are often required to pay a higher commission rate to a gaming establishment than we previously paid in order to renew the relationship. Assuming constant transaction volume, increases in commissions or other incentives paid to gaming establishments would reduce our operating results. We may not succeed in renewing these contracts when they expire, which would result in a complete loss of revenue from that customer, either for an extended period of time or forever. As our contracts are often executed by one corporation for the provision of services at multiple gaming establishments, the loss of a single contract often results in the loss of multiple gaming establishments. If we are required to pay higher commission rates or agree to other less favorable terms to retain our customers or we are not able to renew our relationships with our customers upon the expiration of our contracts, our business, financial condition and operating results would be harmed.
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
Under our agreements with NRT, Western Money Systems and Glory (U.S.A.) Inc., these companies are generally prohibited from providing their cash handling services on any device that provides cash access services of other providers. Upon the expiration or termination of our agreements with NRT, Western Money Systems and Glory (U.S.A.) Inc., we may face competition from these companies or other providers of cash access services to the extent that NRT, Western Money Systems or Glory (U.S.A.) Inc. enters the market to provide these services or establishes cooperative relationships with other cash access service providers.
Because of significant concentration among our top customers, the loss of a top customer could have a material adverse effect on our revenues and profitability.
For the six months ended June 30, 2007 and the year ended December 31, 2006, our five largest customers accounted for approximately 40.3% and 40.2% of our revenues, respectively. Our largest customer accounted for 19.3% and 18.1% of our revenues in the six months ended June 30, 2007 and the year ended December 31, 2006, respectively. The loss of, or a substantial decrease in revenues from, any one of our top customers could have a material adverse effect on our business and operating results.
Consolidation among operators of gaming establishments may also result in the loss of a top customer to the extent that customers of ours are acquired by our competitors’ customers.
We depend on key personnel and they would be difficult to replace.
We depend upon the ability and experience of members of senior management who have substantial experience with our operations and the gaming patron cash access industry. We are highly dependent on the involvement of Kirk Sanford, our President and Chief Executive Officer. In July 2007, Mr. Sanford also assumed the role of Chief Financial Officer on an interim basis. We are currently undertaking a search for a permanent Chief Financial Officer. Even if we are able to identify and hire a qualified successor, the individual selected may not be able to immediately understand our industry or unique operations. While this transition occurs there could be significant inefficiencies in our operations and management.
Other than Mr. Sanford and Kathryn Lever, our General Counsel, none of our executive officers have employment agreements with us. The loss of Mr. Sanford could have a material adverse effect on our business. We currently have a $2.0 million key-man life insurance policy in effect on Mr. Sanford with the Company as the beneficiary.
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

We may be subject to additional risks of which we are not aware due to the recent termination of our prior chief financial officer.
We relied heavily on our prior chief financial officer for the management and oversight of a substantial portion of our operations, including our internal accounting and financial reporting functions. His employment was terminated prior to the completion of the closing process for the fiscal quarter ended June 30, 2007. Upon the termination of his employment, other personnel have assumed his duties and are in the process of familiarizing themselves with the processes, systems and procedures that are necessary to understand our operations from an internal accounting and financial reporting perspective. Their ability to assess the Company’s financial condition and results of operations is limited by the limited amount of transition time that they have been provided. With the benefit of additional transition time, they may identify additional risks to our operations, financial condition or prospects.
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
We may have to rely on costly litigation to enforce our intellectual property rights and contractual rights. For example, from 2004 to 2006 we pursued a claim against competitors of ours alleging the infringement of the patented “3-in-1 rollover”. By pursuing this type of litigation, we become exposed to the risk that defendants will attempt to invalidate our right to the subject intellectual property or otherwise limit its scope. If litigation that we initiate is unsuccessful, we may not be able to protect the value of our intellectual property and our business could be adversely affected. In addition, in the litigation we do initiate, the defendants may assert various counterclaims that may subject us to liability. In addition to losing the ability to protect our intellectual property, we may also be liable for damages. We may also face difficulty enforcing our rights in the QuikCash trademark because of the timing and sequence of some of the assignment and renewal actions relating to the trademark.
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
In 2006 and the first six months of 2007, a substantial portion of our revenues were derived from transactions subject to the extensive rules and regulations of the leading card associations, Visa International and Visa U.S.A. (collectively “VISA”), and MasterCard International (“MasterCard”). From time to time, we receive correspondence from these card associations regarding our compliance with their rules and regulations. In the ordinary course of our business, we engage in discussions with the card associations, and the banks that sponsor us into the card associations, regarding our compliance with their rules and regulations. The rules and regulations do not expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations. For example, neither of the major card associations has determined that our ability to process credit card cash advance transactions using biometric technology at an unmanned machine and without cashier involvement through our ACM complies with its regulations. One association has allowed us to conduct these transactions as long as we assume chargeback liability for any transaction in which we do not obtain a contemporaneous cardholder signature. An increase in the level of chargebacks could have a material adverse effect on our business or results of operations. The other association has allowed us to conduct a limited pilot test. Therefore, patrons still must complete these transactions at the cashier, which is less convenient to patrons and prevents gaming establishments from realizing potential cashier labor cost savings. As another example, in 2003, one of the major card associations informed our sponsoring bank that authorization requests originating from our systems needed to be encoded to identify our transactions as gambling transactions, even though our services do not directly involve any gambling activity. This resulted in a large number of card issuing banks declining all transactions initiated through our services. We resolved this issue by encoding the authorization requests with an alternative non-gambling indicator that the card association agreed was applicable. As another example, we must continue to comply with the Payment Card Industry Data Security Standard. These examples only illustrate some of the ways in which the card association rules and regulations have affected us in the past or may affect us in the future; there are many other ways in which these rules and regulations may adversely affect us beyond the examples provided in this document.
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
We pay credit card associations fees for services they provide in settling transactions routed through their networks, called interchange fees. In addition, we pay fees to participate in various ATM or POS debit card networks as well as processing fees to process our transactions. The amounts of these interchange fees are fixed by the card associations and networks in their sole discretion, and are subject to increase at any time. VISA and MasterCard both increased applicable interchange fees in April 2007. Also, in 2004, VISA’s Interlink network, through which we process a substantial portion of our POS debit card transactions, materially increased the interchange rates for those transactions. Since that date, the proportion of our POS debit card transactions that are routed on the Interlink network has increased, resulting in a decrease in profitability of our POS debit card business. Many of our contracts enable us to pass through increases in interchange or processing fees to our customers, but competitive pressures might prevent us from passing all or some of these fees through to our customers in the future. To the extent that we are unable to pass through to our customers all or any portion of any increase in interchange or processing fees, our cost of revenues (exclusive of depreciation and amortization) would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our financial condition and operating results. Additionally, the transformation of the ownership structure of Visa and MasterCard from private associations of issuing banks to publicly traded corporations may negatively impact the manner in which these card associations manage and determine interchange rates. This could have a material adverse effect on our business and operating results.
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
We have a significant amount of indebtedness. As of June 30, 2007, we had total indebtedness of $264.0 million in principal amount (of which $152.8 million consisted of senior subordinated notes and $111.2 million consisted of senior secured debt). Our substantial indebtedness could have important consequences. For example, it:
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
Authorizations and Settlement. We rely on USA Payments and USA Payment Systems, each of which is affiliated with M&C International, to obtain authorizations for credit card cash advances, POS debit card transactions, ATM cash withdrawal transactions and to provide settlement transaction files to card associations and Arriva for some of these transactions. Additionally, USA Payments and USA Payment Systems may in some cases be dependent upon a single access point to connect to the various transaction processing networks. Service outages experienced by these access points may inhibit the ability of USA Payments and USA Payment Systems to process our transactions, which would have a material adverse effect on our business and financial performance

Card Association Sponsorship. We rely on Bank of America Merchant Services, which is affiliated with Bank of America Corporation, for sponsorship into the Visa U.S.A. and MasterCard card associations for domestic transactions at no cost to us through September 2010. We also rely on a foreign bank in each foreign jurisdiction in which we operate, for example Banco Weng Hang in Macau SAR, to process transactions conducted in these jurisdictions through the Visa International and MasterCard card associations.
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
Our agreement with Bank of America for the supply of ATM cash expires on November 6, 2007. Upon the expiration of this agreement we need to obtain an adequate supply of cash for our ATMs from an alternate source. We may not be able to obtain such adequate supply of cash on terms that are favorable to us or at all. Our inability to obtain such adequate supply of cash from an alternate source would have a material adverse effect on our business and financial performance.
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
We depend on services provided by USA Payments and USA Payment Systems, each of which is affiliated with M&C International, to provide many of the financial services that we offer to patrons. The interests of M&C International or its principals may not coincide with the interests of the holders of our common stock and such principals may take action that benefits themselves or these entities to our detriment. For example, M&C International’s principals could cause any of these entities to take actions that impair the ability of these entities to provide us with the services they provide today or that reduce the importance of us to them in the future. M&C International’s principals could dispose of their interests in these entities at any time and the successor owner or owners of such interests may not cause such entities to treat us with the same importance as they treat us today. Any loss of the services of these entities could adversely impact our business. During the six months ended June 30, 2007 and the year ended December 31, 2006, we incurred costs and expenses from USA Payments and USA Payment Systems of an aggregate of $2.5 million and $4.2 million, respectively. We also depend on services provided by Infonox, which is controlled by family members of our director Karim Maskatiya. These familial relationships may provide Mr. Maskatiya with influence over Infonox, presenting the same risks with respect to Infonox as those described above with respect to USA Payments and USA Payment Systems.
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
The rate of defaults in consumer credit is influenced by many factors, most of which are beyond our ability to control and some of which are beyond our ability to forecast. Changes in economic measures, including but not limited to unemployment rates, interest rates, exchange rates, real estate market performance, consumer confidence, and inflation may affect cardholders’ ability and willingness to repay amounts borrowed using the card. The fact that a consumer is or has been a creditworthy borrower in the past does not guarantee that he or she will continue to be so in the future.
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

The credit card business is very complex from an operational perspective in that it involves the mailing of statements and the receipt and posting of credits for many cardholders. We have little experience in the management of credit accounts. The credit card business also involves resolving inquiries from and providing customer service to cardholders. Our experience in doing these functions is on a scale much smaller than we may be exposed to if use of the Arriva Card grows. We have contracted with Fiserv, a company that has experience in managing large-scale credit card operations, but we may not be able to sustain such a relationship.
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

Conflicts of interest may arise in connection with the issuance of the Arriva Card to our officers and directors.
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
We may not successfully enter new markets, which could lead to an increase in our costs.
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
Attempting to enter international markets in which we have not previously operated may expose us to political, economic, tax and regulatory risks not faced by businesses that operate only in the United States. The legal and regulatory regimes of foreign markets and their ramifications on our business are less certain. Our international operations will be subject to a variety of risks, including different regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, higher rates of fraud, fluctuations in currency exchange rates, difficulty in enforcing contracts, political and economic instability and potentially adverse tax consequences. For example, our entry into Macau SAR was subject to our receipt of approvals, licenses or waivers by or from the Monetary Authority of Macau, the Macau Gaming Commission and the Macau Gaming Inspection and Coordination Bureau, as applicable or deemed necessary by such authorities. If we did not receive all of such approvals, licenses or waivers we would not be able to undertake all of our operations in Macau SAR. Similar difficulties in obtaining approvals, licenses or waivers from the monetary and gaming authorities of other jurisdictions, in addition to other potential regulatory and quasi-regulatory issues that we have not yet ascertained, may arise in other international jurisdictions into which we attempt to enter. In these new markets, our operations will rely on an infrastructure of financial services and telecommunications facilities that may not be sufficient to support our business needs, such as the authorization and settlement services that are required to implement electronic payment transactions and the telecommunications facilities that would enable us to reliably connect our networks to our products at gaming establishments in these new markets. These risks, among others, could materially adversely affect our business and operating results. In connection with our expansion into new international markets, we may forge strategic relationships with business partners to assist us. The success of our expansion into these markets therefore may depend in part upon the success of the business partners with whom we forge these strategic relationships. If we do not successfully form strategic relationships with the right business partners or if we are not able to overcome cultural differences or differences in business practices, our ability to penetrate these new international markets will suffer.
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
We obtain a supply of cash for our ATMs from Bank of America. Pursuant to our contract with Bank of America, we are obligated to pay a monthly fee that is based upon the amount of cash used to supply our ATMs and a market interest rate. Assuming no change in the amount of cash used to supply our ATMs, an increase in market interest rates will result in an increase in the monthly fee that we must pay to obtain this supply of cash, thereby increasing our ATM operating costs. Any increase in the amount of cash required to supply our ATMs would magnify the impact of an increase in market interest rates. An increase in interest rates may result in a material adverse effect on our financial condition and operating results. For the six months ended June 30, 2007 and the year ended December 31, 2006 , we incurred approximately $8.0 million and $15.7 million, respectively, in aggregate fees to Bank of America for this supply of cash.
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
We currently rely on TeleCheck to provide check warranty services to many of our customers. When a gaming establishment obtains an authorization from TeleCheck pursuant to its check warranty service, TeleCheck warrants payment on the patron’s check. If the patron’s check is subsequently dishonored upon presentment for payment, TeleCheck purchases the dishonored check from the gaming establishment for its face amount. Pursuant to the terms of our contract with TeleCheck, we share a portion of the loss associated with these dishonored checks. Although this contract limits the loss percentage of the dishonored checks to which we are exposed, there is no limit on the aggregate dollar amount to which we are exposed, which is a function of the face amount of checks warranted. TeleCheck manages and mitigates these dishonored checks through the use of risk analytics and collection efforts, including the additional fees that it is entitled to collect from check writers of dishonored checks. During the six months ended June 30, 2007 and the year ended December 31, 2006, our warranty expenses with respect to TeleCheck’s check warranty service were $3.5 million and $8.4 million, respectively. We have no control over TeleCheck’s decision to warrant payment on a particular check and we have limited visibility into TeleCheck’s collection activities. As a result, we may incur an unexpectedly high level of check warranty expenses at any time, and if we do, we may suffer a material adverse effect to our business or results of operations.
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
We operate our business primarily through equipment, including CasinoCash Plus 3-in-1 ATMs, ACMs and QuikCash kiosks, which we install on the premises of gaming establishments and that patrons use to access cash for gaming. Accordingly, a substantial portion of our physical assets are located in locations beyond our direct control. Our business may be adversely affected by any damage to or loss of equipment that we install at gaming establishments or the cash contained therein resulting from theft, vandalism, terrorism, flood, fire or any other natural disaster. Any losses or damage that we suffer may not be subject to coverage under our insurance policies.

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
In 2006, the Company was required for the first time to comply with Section 404. As a result of our review of our internal reviews in connection with Section 404, we identified material weaknesses in our internal control over financial reporting. The material weaknesses mean that there is more than remote risk that a material misstatement of our annual or interim financial statements would not be prevented or detected.
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
The United Kingdom (“UK”) Gambling Act 2005 (the “Gambling Act”) has received Royal Assent and awaits an order of the UK Secretary of State entering it into force as law. The UK Gambling Act may be interpreted as prohibiting our provision of credit card cash advance services in UK casinos. Such an interpretation would require us to cease processing credit card cash advance transactions in UK casinos commencing on September 7, 2007. Our inability to process credit card cash advance transactions in UK casinos would have a material adverse effect on our business, financial condition and operating results.
We interpret the Gambling Act differently and have taken the position that it does not prohibit our continuing provision of credit card cash advance services UK casinos. The UK Gambling Commission and its regulatory body, the DCMS, defer to the UK judiciary for the correct legal interpretation of the Gambling Act. Following further discussion with the UK Gambling Commission we may determine that seeking such legal interpretation is appropriate.

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
If the UK judiciary were to adopt an interpretation of the Gambling Act that prohibits our provision of credit card cash advance services, or if we are otherwise directed by the UK Gambling Commission or another regulatory body to cease providing credit card cash advance transactions in gaming establishments in the UK, we will suffer a loss of all revenue generated through the provision of such transactions in the UK. Our inability to provide such transactions may also expose us to breach of contract liability to our existing customers in the UK.
Finally, if we continue to provide credit card cash advance transactions in gaming establishments in the UK following a judicial interpretation or regulatory action that prohibits us from doing so, we could be subject to prosecution that results in harm to our reputation and the imposition of penalties or fines.
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
Our Central Credit gaming patron credit bureau services are subject to the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003 and similar state laws. Our QuikCredit service and TeleCheck’s and our collection practices in connection with dishonored checks with respect to which TeleCheck or Central Credit has issued authorizations pursuant to TeleCheck’s or Central Credit’s check warranty service, are subject to the Fair Debt Collections Practices Act and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs and our ability to surcharge cardholders who use our ATMs. The cash access services we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. In most gaming establishments, our cash access services are provided through gaming establishment cashier personnel, in which case the gaming establishments are required to file CTRs and SARs. In a limited number of gaming establishments, we provide our cash access services directly to patrons at satellite cashiers or booths that we staff and operate, in which case we are required to file CTRs and SARs on a timely basis. Additionally, as of December 31, 2006, IPS commenced required notification of FINCen as to our agency relationship with IPS, which relationship was not previously reported to FINCen. As a result of such notification, we are required to commence the filing of SARs with respect to transactions completed at all gaming establishment at which our cash access services are provided and may be required to additionally file SARs with respect to transactions completed during the previous six month period at all such gaming establishments. If we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher or offer our QuikCredit service, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers. Our entry into the consumer credit business through the provision of the Arriva Card requires us to maintain a relationship with a licensed banking institution to issue Arriva Cards and subjects us to compliance with numerous state and federal laws governing consumer lending, debt collection practices and credit reporting. In addition, our relationship with IPS expires on December 31, 2009. On February 22, 2007, IPS’ parent company, First Data, announced that it will be exiting the official check and money order business over the course of the next two to three years. We are considering obtaining money transmitter licenses in many states, which would cause us to become subject to state licensing requirements and regulations governing money transmitters.
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
As of June 30, 2007, M&C International and entities affiliated with Summit Partners owned or controlled shares representing, in the aggregate, approximately 43.4% of the outstanding shares of our common stock. Accordingly, M&C International and these entities affiliated with Summit Partners will exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. M&C International’s and these entities’ ownership may have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them and even if they are not in the interests of other stockholders.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

							Maximum
							Approximate
					Total Number of		Dollar Value of
			Average Price		Shares Purchased		Shares that May
	Total Number of		per Share		as Part of Publicly		Yet Be Purchased
	Shares Purchased		Purchased or		Announced Plans		Under the Plans
	or Withheld		Withheld		or Programs		or Programs

4/1/07 — 4/30/07	20,500	(1)	$16.14	(3)	20,500	(1)	$7,517,112 (5)
	3,639	(2)	$16.12	(4)	3,639	(2)

5/1/07 — 5/31/07	42,000	(1)	$15.85	(3)	42,000	(1)	$46,793,192 (5)
	3,644	(2)	$15.99	(4)	3,644	(2)

6/1/07 — 6/30/07	22,500	(1)	$16.29	(3)	22,500	(1)	$46,363,392 (5)
	3,895	(2)	$16.26	(4)	3,895	(2)

Subtotals	85,000	(1)	$16.04	(3)	85,000	(1)
	11,178	(2)	$16.13	(4)	11,178	(2)

Total	96,178		$16.05		96,178

(1)	Represents shares of common stock that we repurchased in open market transactions pursuant to the Rule 10b-18 share buyback program that we publicly announced on February 8, 2007. Our board of directors authorized the repurchase up to $50 million worth of common stock. The share buyback program does not obligate us to repurchase any specific number of shares and may be suspended or terminated at any time. No time frame for the completion of the program was specified in the board of directors’ authorization.

(2)	Represents shares of common stock that were withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

(3)	Represents the average price per share of shares repurchased pursuant to the Rule 10b-18 share buyback program.

(4)	Represents the average price per share of shares withheld from restricted stock awards on the date of withholding.

(5)	Represents the maximum approximate dollar value of shares that may yet be purchased pursuant to the Rule 10b-18 share buyback program at the end of the stated period. There is no limitation on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our annual meeting of stockholders at on May 4, 2007. Of the 82,968,078 shares outstanding as of the record date, 81,008,374 shares were present or represented by proxy at the meeting. At the meeting, the following persons were elected by the following vote as Class II directors to serve until the 2010 annual meeting of stockholders or until their successors are duly elected or appointed:

	Votes For	Votes Withheld
Robert Cucinotta	54,595,789	26,412,585
Charles J. Fitzgerald	80,830,249	178,125
Geoff Judge	80,830,601	177,773
In addition, at the meeting, the stockholders ratified by the following vote the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2007:

Votes
For	80,724,980
Against	280,677
Abstain	2,717
ITEM 6. EXHIBITS

Exhibit No.	Description.

10.1(1)	Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of June 22, 2007, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., and Bank of America, N.A., as Administrative Agent.

31.1*	Certification of Kirk E. Sanford, Chief Executive Officer and Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 14, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Kirk E. Sanford, Chief Executive Officer and Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 14, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 26, 2007.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2007 (Date)	GLOBAL CASH ACCESS HOLDINGS, INC. (Registrant)

/s/ Kirk E. Sanford

Kirk E. Sanford
Chief Executive Officer
and Chief Financial Officer
(For the Registrant and as
Principal Financial Officer
and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description.

10.1(1)	Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of June 22, 2007, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., and Bank of America, N.A., as Administrative Agent.

31.1*	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 14, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Kirk E. Sanford, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 14, 2007 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 26, 2007.

*	Filed herewith