Form 10-Q
period 2007-09-30
Global Cash Access Holdings, Inc.
filed 2008-01-30
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _________
Commission file no 001 - 32622
GLOBAL CASH ACCESS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	20-0723270

(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
Incorporation or Organization)

3525 EAST POST ROAD, SUITE 120
LAS VEGAS, NEVADA	89120

(Address of Principal Executive Offices)	(Zip Code)
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
As of January 25, 2008, there were 83,138,995 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I:	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$62,764	$40,919
Restricted cash and cash equivalents	1,376	1,350
Settlement receivables	115,936	137,091
Receivables other, net	22,500	12,848
Prepaid and other assets	8,177	9,488
Property, equipment and leasehold improvements, net	24,055	20,454
Goodwill, net	156,880	156,755
Other intangibles, net	15,266	18,001
Deferred income taxes, net	179,259	191,741

Total assets	$586,213	$588,647

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$126,060	$138,242
Accounts payable	25,568	26,282
Accrued expenses	20,123	17,383
Borrowings	263,730	274,480

Total liabilities	435,481	456,387

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	209	103

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 500,000 shares authorized and 83,074 and 82,313 shares issued at September 30, 2007 and December 31, 2006, respectively	83	82
Preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Additional paid in capital	153,181	139,515
Retained earnings (accumulated deficit)	12,190	(9,601)
Accumulated other comprehensive income	3,201	2,161
Treasury stock, at cost, 1,472 and 0 shares at September 30, 2007 and December 31, 2006, respectively	(18,132)	—

Total stockholders’ equity	150,523	132,157

Total liabilities and stockholders’ equity	$586,213	$588,647

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per share)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Cash advance	$82,853	$75,877	$239,967	$212,075
ATM	62,237	57,498	184,096	165,243
Check services	8,198	7,174	23,041	21,878
Central Credit and other revenues	3,284	2,303	9,742	7,067

Total revenues	156,572	142,852	456,846	406,263

Cost of revenues (exclusive of depreciation and amortization)	(115,143)	(102,830)	(330,928)	(288,473)
Operating expenses	(21,234)	(15,384)	(56,233)	(47,310)
Amortization	(1,405)	(1,297)	(4,084)	(4,183)
Depreciation	(1,602)	(1,178)	(4,561)	(3,292)

OPERATING INCOME	17,188	22,163	61,040	63,005

INTEREST INCOME (EXPENSE), NET
Interest income	1,010	1,155	2,927	2,579
Interest expense	(9,532)	(10,914)	(28,885)	(31,863)

Total interest income (expense), net	(8,522)	(9,759)	(25,958)	(29,284)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	8,666	12,404	35,082	33,721

INCOME TAX PROVISION	(3,408)	(4,643)	(13,479)	(12,791)

INCOME BEFORE MINORITY OWNERSHIP LOSS	5,258	7,761	21,603	20,930

MINORITY OWNERSHIP LOSS, NET OF TAX	65	54	188	128

NET INCOME	5,323	7,815	21,791	21,058

Foreign currency translation, net of tax	508	95	1,040	467

COMPREHENSIVE INCOME	$5,831	$7,910	$22,831	$21,525

Earnings per share
Basic	$0.07	$0.10	$0.27	$0.26

Diluted	$0.07	$0.10	$0.27	$0.26

Weighted average number of common shares outstanding
Basic	81,484	81,690	81,667	81,622
Diluted	81,705	82,212	81,967	82,061
See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,791	$21,058
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	729	1,282
Amortization of intangibles	4,084	4,183
Depreciation	4,561	3,292
Loss (gain) on sale of or disposal of assets	139	(6)
Provision for bad debts	5,806	4,874
Deferred income taxes	12,482	12,605
Minority ownership loss	(294)	(200)
Stock-based compensation	12,467	6,697
Changes in operating assets and liabilities:
Settlement receivables	21,386	(159)
Receivables other, net	(12,597)	(4,476)
Prepaid and other assets	629	(671)
Settlement liabilities	(12,436)	448
Accounts payable	(747)	5,801
Accrued expenses	265	(2,217)

Net cash provided by operating activities	58,265	52,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(8,289)	(11,274)
Purchase of other intangibles	(1,348)	(1,370)
Changes in restricted cash and cash equivalents	(26)	—

Net cash used in investing activities	(9,663)	(12,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	(10,750)	(6,931)
Debt issuance costs	(23)	(139)
Proceeds from exercise of stock options	1,201	1,370
Purchase of treasury stock	(16,843)	—
Minority capital contributions	400	240

Net cash used in financing activities	(26,015)	(5,460)

(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(742)	$(373)

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,845	34,034

CASH AND CASH EQUIVALENTS—Beginning of period	40,919	35,123

CASH AND CASH EQUIVALENTS—End of period	$62,764	$69,157

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$31,459	$33,490

Cash paid for income taxes, net of refunds	$1,381	$607

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

Basis of Presentation — The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Use of Estimates — We have made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. Our actual results may differ from these estimates. The significant accounting estimates incorporated into our condensed consolidated financial statements include:

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

Principles of Consolidation — The unaudited condensed consolidated financial statements presented for the three and nine months ended September 30, 2007 and 2006 and as of December 31, 2006 include the accounts of Global Cash Access Holdings, Inc. and its subsidiaries.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding — basic	81,484	81,690	81,667	81,622
Potential dilution from equity grants (1)(2)	221	522	300	439

Weighted average common shares outstanding — diluted	81,705	82,212	81,967	82,061

(1)	—
The potential dilution excludes the weighted average effect of stock options to acquire 3,906,066 and 3,907,597 shares and 3,886,007 and 3,860,065 shares of common stock for the three and nine months ended September 30, 2007 and September 30, 2006, respectively, as the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.

(2)	—
The potential dilution excludes the weighted average effect of shares of time-based restricted stock of 928,709 and 939,521 shares and 282,933 and 263,661 shares for the three and nine months ended September 30, 2007 and September 30, 2006, respectively, as the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.

Arriva Card, Inc. — Pursuant to the Receivables Sale Agreement and the Revolving Loan Product Program Agreement and amendments thereto, entered into in March 2006 between CIT Bank (“CIT”), Arriva and GCA, and as amended on December 13, 2007, CIT is the issuer of the credit cards marketed by Arriva (the “Arriva Card”). As of September 30, 2007, CIT had $4.3 million in outstanding patron receivables from originated transactions performed on Arriva Cards. CIT is entitled to receive monthly from Arriva a fee based on the average balance of receivables multiplied by an interest rate. As of September 30, 2007, the interest is determined as the one-month London InterBank Offered Rate (“LIBOR”) plus 225 basis points, or approximately 7.4%.

Central Credit Check Warranty Receivables — Beginning with the quarter ended March 31, 2007, the Company established a policy of writing off all warranted checks that are older than one year in age. The adoption of this policy resulted in receivable write-offs of $3.2 million against the established bad debt reserve in the quarter ended March 31, 2007 and write-offs of $1.2 million and $6.9 million against the established bad debt reserve in the three and nine months ended September 30, 2007.

A summary of the activity for the bad debt reserve for three and nine months ended September 30, 2007, is as follows (amounts in thousands):

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions	Period
Quarter ended March 31, 2007	$9,481	$1,109	$(3,228)	$7,362
Quarter ended June 30, 2007	7,362	1,520	(2,517)	6,365
Quarter ended September 30, 2007	6,365	1,681	(1,164)	6,882

Nine months ended September 30, 2007	$9,481	$4,310	$(6,909)	$6,882

Recently Issued Accounting Pronouncements — In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See further discussion of adoption of FIN 48 in Note 9.

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

Bank of America Amended Treasury Services Agreement — On March 8, 2004, the Company entered into an Amendment of the Treasury Services Agreement (“Bank of America ATM Funding Agreement”) with Bank of America, N.A. that allowed for the Company to utilize up to $300 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for all the Company’s ATMs. The amount provided by Bank of America can be increased above $300 million at the option of Bank of America. For use of these funds, GCA pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR plus 25 basis points. For the three and nine months ended September 30, 2007 and 2006, $4.0 million and $12.0 million, and $4.1 million and $11.6 million, respectively, of cash usage fees have been included in interest expense in the accompanying condensed consolidated statements of income. At September 30, 2007, the outstanding balance of ATM cash utilized by GCA was $303.0 million and the cash usage interest rate in effect was 5.8%.

On December 19, 2007, GCA entered into an Amendment of Treasury Services Agreement with Bank of America, N.A. that allowed for the Company to utilize up to $360 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for the Company’s ATMs. The amount provided by Bank of America can be increased above $360 million at the option of Bank of America. For use of these funds, the Company pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points.

Site Funded ATMs — GCA operates some ATMs at customer locations where the customer provides the cash required for ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability is included within settlement liabilities in the accompanying balance sheets and was $57.1 million and $53.7 million as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007 and December 31, 2006, GCA operated 884 and 626 devices (ATMs and redemption kiosks), respectively, that were site funded.

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

A summary of award activity under the Company’s stock option plans as of September 30, 2007 and changes during the three and nine month periods then ended is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Life	Intrinsic
	Options	Prices	Remaining	Value
				(in thousands)
Outstanding — December 31, 2006	4,247,350	$13.30	8.2 years	$29,103

Granted	—	—
Exercised	(25,179)	13.99
Forfeited	(38,074)	13.96

Outstanding — March 31, 2007	4,184,097	$13.29	7.9 years	$28,666

Granted	—	—
Exercised	(46,976)	14.05
Forfeited	(14,010)	13.99

Outstanding — June 30, 2007	4,123,111	$13.28	7.6 years	$28,219

Granted	50,000	14.55
Exercised	(17,094)	9.50
Forfeited	(73,752)	13.99

Outstanding — September 30, 2007	4,082,265	$13.29	7.4 years	$27,893

Exercisable — September 30, 2007	2,698,046	$12.73	7.3 years	$17,833

There were stock options granted to acquire 50 thousand shares of common stock during the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2007 we received $0.2 million and $1.2 million in cash from the exercise of stock options, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $0.1 million and $0.6 million, respectively. During the three and nine months ended September 30, 2007 we recorded $2.5 million and $6.2 million in non-cash compensation expense related to options granted that are expected to vest. As of September 30, 2007, there was $9.5 million in unrecognized compensation expense related to options expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.5 years.

There were stock options granted to acquire 0.1 million and 0.3 million shares of common stock during the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2006 we received $83 thousand and $1.4 million in cash from the exercise of stock options, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $43 thousand and $0.7 million, respectively. During the three and nine months ended September 30, 2006 we recorded $1.8 million and $5.2 million in non-cash compensation expense related to options granted that are expected to vest. As of September 30, 2006, there was $16.6 million in unrecognized compensation expense related to options expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.3 years.

Restricted Stock — The Company began granting restricted stock to employees in the first quarter of 2006. The vesting provisions are similar to those applicable to stock options. Because these restricted shares are issued primarily to employees of the Company, some of the shares issued will be withheld by the Company to satisfy the minimum statutory tax withholding requirements applicable to the restricted stock grants. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced and the number of shares included within treasury stock is increased by the amount of shares withheld. Prior to vesting, the restricted stock has rights to the dividends declared and voting rights; therefore they are considered issued and outstanding. During the three and nine months ended September 30, 2007, the Company withheld 69 thousand and 128 thousand shares of restricted stock, respectively, from employees with a cumulative vest date fair value of $1.0 million and $1.9 million, respectively. These amounts have been included a part of the total treasury stock repurchased during the period.

In 2007, the Company awarded 734,500 shares of time-based restricted common stock to independent non-employee directors, officers and key employees. Generally, these shares will vest over a four year period similar to the vesting outlined for options under our 2005 Plan. A summary of all non-vested share awards for the Company’s time-based restricted shares as of September 30, 2007 is as follows:

Shares
Outstanding
Balance — December 31, 2006	602,997

Granted	689,500
Vested	(158,105)
Canceled	(6,343)

Balance — March 31, 2007	1,128,049

Granted	6,500
Vested	(37,833)
Canceled	(7,799)

Balance — June 30, 2007	1,088,917

Granted	38,500
Vested	(208,120)
Canceled	(47,643)

Balance — September 30, 2007	871,654

There were 0.2 million and 0.4 million time-based restricted shares vested during the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2007 and 2006 we recorded $3.8 million and $6.3 million and $0.6 million and $1.5 million in non-cash compensation expense related to the restricted stock granted that is expected to vest. As of September 30, 2007, there was $12.7 million in unrecognized compensation expense related to time-based restricted shares expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.9 years.

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

The Company believes the transactions performed in Canada are financial services transactions specifically exempted by the ETA and therefore not subject to GST. As the Company has paid these obligations and as there is uncertainty related to the ability to recover these amounts through the refund claim and appeals process, the Company has deemed it appropriate to expense this payment and accrue for a liability related to future payments for this customer. In the three and nine months ended September 30, 2007 and 2006, the Company has recorded minimal amounts in operating expenses related to this potential tax exposure in the accompanying consolidated income statements.

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

Derivative Action — On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada against our current directors, one of our former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholder including attorneys’ fees. The Company has indemnification agreements with each of the individual defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such individuals from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action.

Internal Investigation — On November 14, 2007, the Company announced that it had commenced an internal investigation into allegations made by an individual whose identity has not been made known to the Company. The internal investigation was conducted by the Company’s Audit Committee with the assistance of externally engaged legal counsel and accounting advisory services. On December 21, 2007, the Company announced that the Audit Committee had completed its internal investigation and that the internal investigation uncovered no evidence of fraud or intentional misconduct to substantiate any of the allegations.

As a result of inquiries made during the internal investigation, the Company reviewed and considered the interpretation of contract clauses relating to the calculation of commissions payable to certain of the Company’s customers in connection with certain types of transactions, and the reporting of certain types of transactions to certain of the Company’s customers. As a result of this review, the Company may provide certain customers with augmented monthly transaction reporting for the period from 2005 through 2007 for transactions completed on ATMs and automated cashier machines. In reviewing the commission computation provisions of the customer contracts, the Company has identified a number of customer contracts during the period from 2005 through 2007 that contain commission computation provisions that may be subject to varying interpretations. While the Company does believe that commissions have been computed and paid in accordance with our business understanding with the relevant customers, we believe that it is probable that there will be disputes between us and the relevant customers regarding the amounts we actually paid. Based upon our analysis, we believe it is probable we will incur $2.6 million of additional expense to settle commission disputes. We have recorded these costs as additional commission expense, which is a cost of revenues, for the quarter ending September 30, 2007. Of this amount, $1.9 million relates to transactions completed in 2005 and 2006 and $0.5 million relates to transactions completed during the six months ended June 30, 2007. Prior period amounts have not been restated as the amounts are not material.

It is reasonably possible that we will be required to pay additional amounts to settle commission disputes related to our reporting of commissionable transactions. We can not currently estimate the ultimate cost to resolve these issues, but do not expect these to have a material adverse effect on our business, cash flows, results of operations or financial position.

The Company also expects approximately $4.3 million in legal, accounting and other investigative fees will be recorded in the fourth quarter of 2007 related to the professional services incurred during the fourth quarter to conduct the internal investigation.

Other — The Company is threatened with or named as a defendant in various lawsuits in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation is not likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

USA Payments Processing Commitments. The Company obtains transaction processing services pursuant to the Amended and Restated Agreement for Electronic Payment Processing from USA Payments, a company controlled by Karim Maskatiya and Robert Cucinotta, the principals of M&C International (“M&C”) who are members of our Board of Directors. Under terms of this agreement, GCA is obligated to pay USA Payments $2.3 million annually in fixed monthly processing fees and minimum annual transaction volume fees through the termination of this agreement in March 2014.

Arriva Origination and Fee Commitments. Arriva entered into separate agreements with CIT and with Fiserv Solutions, Inc. (“Fiserv”), all of which are effective March 14, 2006, related to the issuance, underwriting and processing of our private label credit card. Under the terms of the amended agreements with CIT, Arriva is committed to pay CIT a minimum $0.1 million in other operating expenses during the first 18 months of the term of these agreements with CIT. With no less than 30 days advance notice, Arriva may cancel these agreements at any time without any additional penalty. Under the terms of the agreement with Fiserv, Arriva is also committed to pay $0.5 million in termination fees if the agreement is terminated during the first 18 months of the term.

Under terms of the First Amendment to the Receivables Sale Agreement entered into on December 13, 2007, Arriva is required to purchase the originated receivable from CIT three business days (the “Holding Period”) from the loan settlement date. Arriva is entitled to receive all fees and interest income associated with the receivable.

Innovative Funds Transfer, LLC Required Capital Investment. Pursuant to the terms of our agreement with International Game Technology (“IGT”), we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of September 30, 2007, we had invested a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.

First Data Sponsorship Indemnification Agreement. On March 10, 2004, GCA and First Data Corporation (“First Data”) entered into a Sponsorship Indemnification Agreement whereby First Data agreed to continue its guarantee of performance by us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable VISA and MasterCard rules. GCA has agreed to indemnify First Data and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. As collateral security for prompt and complete performance of GCA’s obligations under this agreement, GCA was required to cause a letter of credit in the amount of $3.0 million to be issued to First Data to cover any indemnified amounts not paid under terms of this agreement. The required amount of this letter of credit will be adjusted annually based upon the underlying cash advance volume covered by the Sponsorship Indemnification Agreement. In March 2007, the amount of this letter of credit was increased from $3.0 million to $3.2 million.

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

As of September 30, 2007 and December 31, 2006, the Company had $99.3 million and $100.0 million in borrowings under the term loan, $11.7 million and $21.7 million under the revolving portion and $3.2 million and $3.1 million in letters of credit issued and outstanding, respectively. The letters of credit issued and outstanding reduce amounts available under the revolving portion of the Second Amended and Restated Credit Agreement. Borrowings under this loan facility bear interest at a specified number of basis points above a specified base interest rate. As of September 30, 2007, the applicable margin was 87.5 basis points to the LIBOR based interest rate, or 6.0%.

Senior Subordinated Notes. On March 10, 2004, GCA completed a private placement offering of $235 million 8.75% Senior Subordinated Notes due March 15, 2012 (the “Notes Offering”). On October 14, 2004, we completed an exchange offer of the notes for registered notes of like tenor and effect. Interest on the notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. All of the Company’s existing and future domestic wholly owned subsidiaries are guarantors of the notes on a senior subordinated basis. As of September 30, 2007 and December 31, 2006, the Company had $152.8 million in borrowings outstanding under the Notes Offering.

7.	CAPITAL STOCK

Common Stock Repurchase Program. On February 6, 2007, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s issued and outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes. During the three and nine months ended September 30, 2007, the Company repurchased or withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards 1.2 million and 1.5 million shares of common stock at an aggregate purchase price of $14.4 million and $18.1 million, respectively. As of September 30, 2007, $31.9 million remained available under the existing repurchase authorization.

8.	RELATED PARTY TRANSACTIONS

The two members of our Board of Directors who are the principals of M&C, Karim Maskatiya and Robert Cucinotta, are the owners of approximately 23.9% of the outstanding equity interests of the Company. The Company made payments for software development costs and system maintenance to Infonox on the Web (“Infonox”) pursuant to agreements with Infonox. At the time we entered into these agreements and during the periods presented, Infonox was controlled by two members of our Board of Directors and family members of one of those directors. These family members now own a majority of the ownership interests, and hold two of the three director seats, of Infonox. The Company obtains transaction processing services from USA Payments, a company controlled by Messrs. Maskatiya and Cucinotta, pursuant to the Amended and Restated Agreement for Electronic Payment Processing.

The following table represents the transactions with related parties for the three and nine months ended September 30, 2007 and September 30, 2006 (amounts in thousands):

		Three Months Ended		Nine Months Ended
Name of		September 30,		September 30,
Related Party	Description of Transaction	2007	2006	2007	2006

M&C Affiliates:

Infonox on the Web	Software development costs and maintenance expense included in operating expenses and other intangibles, net	$1,282	$372	$2,609	$1,656

USA Payments	Transaction processing charges included in cost of revenues (exclusive of depreciation and amortization)	819	748	2,662	2,423

USA Payments	Pass through billing related to gateway fees, telecom and other items included in cost of revenues (exclusive of depreciation and amortization) and operating expenses	342	324	1,032	958

The following table details the amounts receivable from or (liabilities to) these related parties that are recorded as part of other receivables, net, accounts payable or accrued expenses in the unaudited condensed consolidated balance sheets (amounts in thousands):

	September 30,	December 31,
	2007	2006

M&C and related companies	$21	$42

Total included within receivables, other	$21	$42

USA Payment Systems	$(342)	$(149)
Infonox on the Web	(327)	(633)

Total included within accounts payable and accrued expenses	$(669)	$(782)

9.	INCOME TAXES

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004, our first year as a taxpayer, through 2006. The Company’s and its domestic subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2004 through 2006.

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

Major customers — For the three and nine months ended September 30, 2007, the combined revenues from all segments from our largest customer was approximately $30.4 million and $87.6 million, respectively representing 19.7% and 19.4% of the Company’s total consolidated revenues, respectively. For the three and nine months ended September 30, 2006, the combined revenues from all segments from our largest customer was approximately $26.2 million and $73.8 million, respectively representing 18.3% and 18.2% of the Company’s total consolidated revenues, respectively.

For the three and nine months ended September 30, 2007, the combined revenues from all segments for our second largest customer was approximately $14.8 million and $43.3 million, respectively representing 9.6% and 9.6%, of the Company’s total consolidated revenues, respectively. For the three and nine months ended September 30, 2006, the combined revenues from all segments for our second largest customer was approximately $14.4 million and $40.3 million, respectively, representing 10.1% and 9.9%, of the Company’s total consolidated revenues, respectively.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The tables below present the results of operations by operating segment for the three and nine months ended September 30, 2007 and 2006 and total assets by operating segment as of September 30, 2007 and December 31, 2006 (amounts in thousands):

	Cash		Check	Credit
	Advance	ATM	Services	Reporting	Other	Total

Three Months Ended September 30, 2007

Revenues	$82,853	$62,237	$8,198	$2,154	$1,130	$156,572
Depreciation and amortization	(1,398)	(1,399)	(2)	(5)	(203)	(3,007)
Operating income (loss)	13,585	3,143	695	1,793	(2,028)	17,188
Interest income	1,010	—	—	—	—	1,010
Interest expense	(2,916)	(6,211)	(289)	(76)	(40)	(9,532)
Income taxes	(4,531)	1,162	(173)	(666)	800	(3,408)
Minority ownership loss	—	—	—	—	65	65
Net income (loss)	$7,148	$(1,906)	$233	$1,051	$(1,203)	$5,323

Three Months Ended September 30, 2006

Revenues	$75,877	$57,498	$7,174	$2,018	$285	$142,852
Depreciation and amortization	(932)	(1,399)	(2)	(19)	(123)	(2,475)
Operating income (loss)	11,515	8,362	1,969	1,014	(697)	22,163
Interest income	1,155	—	—	—	—	1,155
Interest expense	(3,620)	(6,841)	(342)	(96)	(15)	(10,914)
Income taxes	(3,413)	(565)	(617)	(348)	300	(4,643)
Minority ownership loss	—	—	—	—	54	54
Net income (loss)	$5,637	$956	$1,010	$570	$(358)	$7,815

Nine Months Ended September 30, 2007

Revenues	$239,967	$184,096	$23,041	$6,581	$3,161	$456,846
Depreciation and amortization	(4,029)	(4,085)	(9)	(6)	(516)	(8,645)
Operating income (loss)	32,363	21,389	7,102	4,083	(3,897)	61,040
Interest income	2,927	—	—	—	—	2,927
Interest expense	(8,854)	(18,822)	(850)	(243)	(116)	(28,885)
Income taxes	(10,157)	(987)	(2,402)	(1,475)	1,542	(13,479)
Minority ownership loss	—	—	—	—	188	188
Net income (loss)	$16,279	$1,580	$3,850	$2,365	$(2,283)	$21,791

Nine Months Ended September 30, 2006

Revenues	$212,075	$165,243	$21,878	$6,099	$968	$406,263
Depreciation and amortization	(2,873)	(4,176)	(18)	(58)	(350)	(7,475)
Operating income (loss)	31,986	22,642	6,486	3,140	(1,249)	63,005
Interest income	2,579	—	—	—	—	2,579
Interest expense	(10,569)	(19,851)	(1,090)	(304)	(49)	(31,863)
Income taxes	(9,145)	(1,088)	(2,046)	(1,075)	563	(12,791)
Minority ownership loss	—	—	—	—	128	128
Net income (loss)	$14,851	$1,703	$3,350	$1,761	$(607)	$21,058

	September 30,	December 31,
Total Assets	2007	2006

Cash advance	$334,763	$359,023
ATM	172,375	177,278
Check services	13,380	5,310
Credit reporting	50,619	46,872
Other	15,076	164

Total assets	$586,213	$588,647

11.	SUBSEQUENT EVENTS

Employment and Appointment of Chief Executive Officer — On October 31, 2007, the Company entered into an employment agreement with Scott Betts. In connection with his employment, Mr. Betts was appointed to the position of President and Chief Executive Officer of the Company, was named interim Chief Financial Officer and was appointed as a member of the Board of Directors. Under terms of his employment agreement, Mr. Betts will receive an annual base salary of $450 thousand and have a target bonus equal to 50% of his base salary. Additionally, he was awarded options to acquire 1.0 million shares of the Company’s common stock at an exercise price of $9.99 per share. In the event of termination of his employment without cause, the Company will be obligated to pay Mr. Betts a termination benefit equal to his annual base salary plus his target bonus. Additionally, the Company will provide continued coverage under the Company’s group health insurance plans in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) at no cost to Mr. Betts.

On October 31, 2007, Kirk Sanford resigned from his position on the Board of Directors and his operational positions of President, Chief Executive Officer and interim Chief Financial Officer. As part of his employment agreement, the Company is obligated to pay Mr. Sanford certain termination benefits. The Company expects to record $0.7 million in salary continuation benefits in October 2007. Additionally, the Company has vested all of Mr. Sanford’s unvested equity awards. This will result in additional non-cash compensation expense of approximately $8.2 million in the fourth quarter of 2007.

Internal Investigation — On November 14, 2007, the Company announced that it had commenced an internal investigation into allegations made by an individual whose identity has not been made known to the Company. The internal investigation was conducted by the Company’s Audit Committee with the assistance of externally engaged legal counsel and accounting advisory services. On December 21, 2007, the Company announced that the Audit Committee had completed its internal investigation and that the internal investigation uncovered no evidence of fraud or intentional misconduct to substantiate any of the allegations.

As a result of inquiries made during the internal investigation, the Company reviewed and considered the interpretation of contract clauses relating to the calculation of commissions payable to certain of the Company’s customers in connection with certain types of transactions, and the reporting of certain types of transactions to certain of the Company’s customers. As a result of this review, the Company may provide certain customers with augmented monthly transaction reporting for period from 2005 through 2007 for transactions completed on ATMs and automated cashier machines. In reviewing the commission computation provisions of the customer contracts, the Company has identified a number of customer contracts during the period from 2005 through 2007 that contain commission computation provisions that may be subject to varying interpretations. While the Company does believe that commissions have been computed and paid in accordance with our business understanding with the relevant customers, we believe that it is probable that there will be disputes between us and the relevant customers surrounding the amounts we actually paid. Based upon our analysis, we believe it is probable we will incur $2.6 million of additional expense to settle commission disputes. We have recorded these costs as additional commission expense, which is a cost of revenues, for the quarter ending September 30, 2007. Of this amount, $1.9 million relates to transactions completed in 2005 and 2006 and $0.5 million relates to transactions completed during the six months ended June 30, 2007. Prior period amounts have not been restated as the amounts are not material.

It is reasonably possible that we will be required to pay additional amounts to settle commission disputes related to our reporting of commissionable transactions. We can not currently estimate the ultimate cost to resolve these issues, but do not expect these to have a material adverse effect on our business, cash flows, results of operations or financial position.

The Company also expects approximately $4.3 million in legal, accounting and other investigative fees will be recorded in the fourth quarter of 2007 related to the professional services incurred during the fourth quarter to conduct the internal investigation.

Derivative Action — On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada against our current directors, one of our former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholder including attorneys’ fees. The Company has indemnification agreements with each of the individual defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such individuals from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action.

Amendment to Arriva Agreements — On December 13, 2007, Arriva and GCA entered into the First Amendment to Revolving Loan Product Program Agreement and the First Amendment to Receivable Sale Agreement (collectively the “Arriva Agreements”). Under terms of the Arriva Agreements, the termination provisions were amended to provide for termination of the Arriva Agreements by Arriva upon not less than 30 days written notice of CIT, the holding period for each initial receivable was shortened to three business days, the provisions requiring Arriva to pay minimum origination fees was removed entirely and the minimum required deposit was increased to $0.1 million.

Bank of America Amended Treasury Services Agreement — On December 19, 2007, GCA entered into an Amendment of Treasury Services Agreement with Bank of America, N.A. that allowed for the Company to utilize up to $360 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for the Company’s ATMs. The amount provided by Bank of America can be increased above $360 million at the option of Bank of America. For use of these funds, the Company pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points.

TeleCheck Marketing Agreement — On January 23, 2008, GCA and TRS Recovery Services, Inc. entered into an agreement to extend the term of the TeleCheck Marketing Agreement dated as of July 9, 1998, between TRS Recovery Services, Inc. and Global Cash Access, Inc. on behalf of itself and its affiliates, as amended, through June 30, 2008.

12.	GUARANTOR INFORMATION

In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”). At September 30, 2007 and December 31, 2006 there were $152.8 million in Notes outstanding. The Notes are guaranteed by all of GCA’s existing domestic 100% owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes. These guarantees are full, unconditional, joint and several. CashCall, GCA UK, BVI, GCA Switzerland, GCA Belgium, GCA HK and GCA Macau, which are 100% owned non-domestic subsidiaries, and IFT, which is a consolidated joint venture, do not guaranty the Notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for the parent only, the issuer, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of September 30, 2007 and December 31, 2006, and for the three and nine months ended September 30, 2007 and 2006.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
SEPTEMBER 30, 2007
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$48,115	$5,250	$9,399	$—	$62,764
Restricted cash and cash equivalents	—	376	1,000	—	—	1,376
Settlement receivables	—	113,716	339	4,466	(2,585)	115,936
Receivables other, net	—	60,287	62,864	1,939	(102,590)	22,500
Prepaid and other assets	—	7,525	525	127	—	8,177
Investment in subsidiaries	144,358	88,477	—	—	(232,835)	—
Property, equipment and leasehold improvements, net	—	23,295	166	594	—	24,055
Goodwill, net	—	116,575	39,470	835	—	156,880
Other intangibles, net	—	14,630	406	230	—	15,266
Deferred income taxes, net	—	179,259	—	—	—	179,259

TOTAL	$144,358	$652,255	$110,020	$17,590	$(338,010)	$586,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$119,938	$2,585	$6,122	$(2,585)	$126,060
Accounts payable	—	25,110	90	368	—	25,568
Accrued expenses	1,289	98,910	25,281	4,686	(110,043)	20,123
Borrowings	—	263,730	—	—	—	263,730

Total liabilities	1,289	507,688	27,956	11,176	(112,628)	435,481

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	209	—	—	—	209

STOCKHOLDERS’ EQUITY	143,069	144,358	82,064	6,414	(225,382)	150,523

TOTAL	$144,358	$652,255	$110,020	$17,590	$(338,010)	$586,213

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

 * Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2007
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$80,728	$—	$2,125	$—	$82,853
ATM	—	62,178	—	59.00	—	62,237
Check services	—	3,724	4,474	—	—	8,198
Central Credit and other revenues	5,323	2,151	2,964	31	(7,185)	3,284

Total revenues	5,323	148,781	7,438	2,215	(7,185)	156,572

Cost of revenues (exclusive of depreciation and amortization)	—	(109,763)	(4,050)	(1,330)	—	(115,143)
Operating expenses	—	(19,129)	(1,508)	(763)	166	(21,234)
Amortization	—	(1,304)	(68)	(33)	—	(1,405)
Depreciation	—	(1,548)	(12)	(42)	—	(1,602)

OPERATING INCOME	5,323	17,037	1,800	47	(7,019)	17,188

INTEREST INCOME (EXPENSE), NET
Interest income	—	961	3	46	—	1,010
Interest expense	—	(9,532)	—	—	—	(9,532)

Total interest income (expense) , net	—	(8,571)	3	46	—	(8,522)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	5,323	8,466	1,803	93	(7,019)	8,666

INCOME TAX PROVISION	—	(3,208)	—	(200)	—	(3,408)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	5,323	5,258	1,803	(107)	(7,019)	5,258

MINORITY OWNERSHIP LOSS	—	65	—	—	—	65

NET INCOME (LOSS)	$5,323	$5,323	$1,803	$(107)	$(7,019)	$5,323

 * Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2007
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$234,726	$—	$5,241	$—	$239,967
ATM	—	184,037	—	59	—	184,096
Check services	—	11,544	11,497	—	—	23,041
Central Credit and other revenues	21,791	7,229	8,691	88	(28,057)	9,742

Total revenues	21,791	437,536	20,188	5,388	(28,057)	456,846

Cost of revenues (exclusive of depreciation and amortization)	—	(318,355)	(9,488)	(3,085)	—	(330,928)
Operating expenses	—	(50,269)	(4,446)	(1,986)	468	(56,233)
Amortization	—	(3,790)	(200)	(94)	—	(4,084)
Depreciation	—	(4,423)	(21)	(117)	—	(4,561)

OPERATING INCOME	21,791	60,699	6,033	106	(27,589)	61,040

INTEREST INCOME (EXPENSE), NET
Interest income	—	2,750	21	156	—	2,927
Interest expense	—	(28,885)	—	—	—	(28,885)

Total interest income (expense) , net	—	(26,135)	21	156	—	(25,958)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	21,791	34,564	6,054	262	(27,589)	35,082

INCOME TAX PROVISION	—	(12,961)	—	(518)	—	(13,479)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	21,791	21,603	6,054	(256)	(27,589)	21,603

MINORITY OWNERSHIP LOSS	—	188	—	—	—	188

NET INCOME (LOSS)	$21,791	$21,791	$6,054	$(256)	$(27,589)	$21,791

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

 * Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,791	$21,791	$6,054	$(256)	$(27,589)	$21,791
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	729	—	—	—	729
Amortization of intangibles	—	3,790	200	94	—	4,084
Depreciation	—	4,423	21	117	—	4,561
Loss on sale or disposal of assets		139	—	—	—	139
Provision for bad debts	—	—	5,806	—	—	5,806
Deferred income taxes	—	12,482	—	—	—	12,482
Equity income in subsidiaries	(23,411)	(5,798)	—	—	29,209	—
Minority ownership loss	—	(294)	—	—	—	(294)
Stock-based compensation	—	12,467	—	—	—	12,467
Changes in operating assets and liabilities:
Settlement receivables	—	24,493	107	(746)	(2,468)	21,386
Receivables other, net	(1)	(36,793)	(37,610)	(1,437)	63,244	(12,597)
Prepaid and other assets	—	1,181	(523)	(29)	—	629
Settlement liabilities	—	(16,370)	(2,467)	3,933	2,468	(12,436)
Accounts payable	—	(546)	31	(232)	—	(747)
Accrued expenses	—	36,438	24,194	2,877	(63,244)	265

Net cash provided by (used in) operating activities	(1,621)	58,132	(4,187)	4,321	1,620.00	58,265

* Eliminations include intercompany investments and management fees	(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	$—	$(7,804)	$(160)	$(325)	$—	$(8,289)
Purchase of other intangibles	—	(1,145)	(79)	(124)	—	(1,348)
Changes in restricted cash and cash equivalents	—	(26)	—	—	—	(26)
Investments in subsidiaries	15,643	(8,100)	—	—	(7,543)	—

Net cash provided by (used in) investing activities	15,643	(17,075)	(239)	(449)	(7,543)	(9,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(10,750)	—	—	—	(10,750)
Debt issuance costs	—	(23)	—	—	—	(23)
Proceeds from exercise of stock options	1,201	—	—	—	—	1,201
Purchase of treasury stock	(16,843)	—	—	—	—	(16,843)
Minority capital contributions	—	—	—	—	400	400
Capital contributions	—	(15,643)	7,500	1,000	7,143	—

Net cash (used in) provided by financing activities	(15,642)	(26,416)	7,500	1,000	7,543	(26,015)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(1,548)	—	806	—	(742)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	13,093	3,074	5,678	—	21,845

CASH AND CASH EQUIVALENTS—Beginning of period	—	35,022	2,176	3,721	—	40,919

CASH AND CASH EQUIVALENTS—End of period	$—	$48,115	$5,250	$9,399	$—	$62,764

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
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of the foregoing and similar expressions regarding beliefs, plans, expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: in Part I, Item 1, (1) our expectations relative to the vesting of stock options and restricted stock and the time periods over which we expect to be recognize the costs associated therewith; (2) our expectations relative to the withholding of shares of restricted stock to satisfy tax withholding obligations; (3) our belief that transactions performed in Canada are not taxable for purposes of the Canadian GST; (4) our belief that all issues raised by the Associations will be resolved in the normal course of business and that any related changes to our processing procedures will not result in a material adverse impact to our financial results; (5) our opinion that the final resolution of pending or threatened litigation in the aggregate is not likely to have a material adverse effect on our business, cash flows, results of operations or financial position; (6) our expectation that the required amount of the letter of credit issued to First Data will be adjusted annually, our belief that any amounts in excess of $2.6 million to resolve commission disputes will not have a material adverse effect on our business and our expectation that we will record approximately $4.3 million in professional services expenses in the fourth quarter of 2007 relating to the internal investigation; (7) our estimate of $2.6 million as the cost to resolve commission calculation and reporting disputes with our customers; in Part I, Item 2, (8) statements regarding our recognition and enjoyment of a net tax asset in connection with our conversion to a taxable corporate entity and the pro forma effect of such conversion; (9) our expectation that commissions and interchange will continue to increase while check warranty expenses decline, and that for the final quarter of 2007, cost of revenues (excluding depreciation and amortization) will increase at a rate faster than revenues; (10) statements regarding our estimate of the effective tax rate for the full year and that, due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the third quarter of 2007 are expected to be substantially lower than our provision for the same; (11) that the senior secured credit facilities will continue to be guaranteed by the Company and all of GCA’s wholly-owned domestic subsidiaries other than Arriva; (12) our belief that borrowings under our secured credit facilities, together with our anticipated operating cash flows, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on the senior subordinated notes and under our senior secured credit facility for the next 12 months and for the foreseeable future; (13) our plan, if necessary or otherwise advisable, to seek additional financing through bank borrowings or public or private debt or equity financings; (14) our belief that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations; in Part I, Item 3, (15) our expectation that we will continue to pay interest on borrowings under our senior secured credit facilities based on LIBOR of various maturities; in Part II, Item 1, (16) our opinion that the final resolution of any threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flows, results of operations or financial position; in Part II, Item 1A, (17) our expectation that competition in the market for cash access products and related services will increase and intensify in the future; (18) that our success depends on developing and protecting our intellectual property; (19) that in connection with the Recapitalization and Private Equity Restructuring that occurred in 2004, we expect to pay a significantly lower amount in United States federal income taxes than we provide for in our income statements; (20) that prior to the termination of our agreement with IPS we will need to either enter in an agency relationship with another third-party that holds the required money transmitter licenses or obtain our own money transmitter licenses; (21) that upon the expiration of our agreement with Bank of America we will need to obtain an adequate supply of cash for our ATMs from an alternate source; (22) our belief that our ability to maintain and grow our business will depend upon our ability to introduce successful new products and services in a timely manner; (23) our expectation that we will continue to engage in joint development projects with third parties in the future; (24) our expectation that we will bear the credit risk of any cardholders’ non-payment as a result of CIT requiring Arriva to purchase the net amount of certain receivables 3 days after acquisition; (25) our belief that we will bear the risk of making payment to merchants for all transactions using the card within a very short time of the transaction, and that we will generally be able to recover those funds from the consumer no sooner than the end of the current monthly statement cycle; (26) our belief that we will need to effectively manage the expansion of our operations in order to execute our growth strategy of entering into new markets, expanding in existing markets and introducing new products and services; (27) that our future success depends upon our ability to attract, train and retain key managers involved in the development, operation and marketing of our products and services to gaming establishments; (28) that we intend to provide our services in international markets in which we have not previously operated and have no experience as to chargebacks;

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
Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: (1) our limited ability to control and predict the cessation of employment of recipients of our stock options and our restricted stock; (2) our inability to predict how recipients of restricted stock grants will choose in the future to satisfy the statutory withholding requirements applicable to the restricted stock grants; (3) our inability to predict the CRA’s ultimate disposition of our disputed rebate claim; (4) our inability to predict the severity of issues raised by card associations, our limited ability to make changes to the bankcard transaction processing, and our reliance on third parties for bankcard transaction processing; (5) the uncertainty of the outcome of any pending or threatened litigation; (6) our inability to control the bases on which the letter of credit will be issued, or at all; (7) more customers disputing our commission calculations than expected or customers refusing to resolve commission calculation disputes for the amounts that we propose and changes in the amount of professional services expenses that we incurred in the fourth quarter of 2007 relating to the internal investigation upon our receipt and review of all invoices for the same; (8) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (9) our inability to control interchange rates and our ability to offer gaming establishments incentives other than increased commission rates and unanticipated cost savings or larger than anticipated revenue increases due to market expansion, competitive success or otherwise; (10) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (11) that the senior secured credit facilities may require a guarantee by Arriva in the future; (12) unanticipated needs for working capital, capital expenditures, our inability to satisfy conditions precedent to our ability to borrow additional funds under our senior secured credit facilities or our failure to accurately estimate our operating cash flows as a result of competitive pressures or otherwise; (13) our inability to obtain additional financings through bank borrowings or debt or equity financing at all or on terms that are favorable to us; (14) unanticipated loss of or damage to our equipment or the need to replace our equipment as a result of unanticipated obsolescence, regulatory changes or otherwise; (15) changes in applicable interest rates that result in interest rates lower than LIBOR becoming available to us; (16) our inability to predict the final resolution of any threatened or pending litigation, individually or in the aggregate; (17) the possibility that saturation in the market for cash access products and related services may deter subsequent market entrants; (18) that we may be successful notwithstanding our inability to protect our intellectual property or that we may be unsuccessful notwithstanding the development and protection of our intellectual property; (19) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (20) we may be unsuccessful in entering into an agency relationship with another third-party that holds the required money transmitter licenses and we may fail to obtain our own money transmitter licenses; (21) we may be unsuccessful in obtaining an adequate supply of cash for our ATMs from an alternative source on favorable terms or at all; (22) that we may fail to introduce new products or services due to resource constraints, that we may succeed in growing our business notwithstanding the failure to introduce new products or services or that we may fail to grow our business notwithstanding our success in introducing new products and services; (23) the unwillingness of third parties to enter into joint development projects with us or insufficient business rationales for entering into potential joint development projects with third parties in the future; (24) the possibility that CIT decides to retain certain receivables; (25) the payment habits of consumers may vary and we may recover funds earlier than the end of the current monthly statement cycle; (26) our failure to execute our growth strategy notwithstanding our effective management of the expansion of our operations, due to competitive forces, regulatory restrictions or resource limitations;

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

Three months ended September 30, 2007 compared to three months ended September 30, 2006
The following table sets forth the unaudited condensed consolidated results of operations for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended
	September 30, 2007		September 30, 2006
	$	%	$	%
REVENUES:
Cash advance	$82,853	52.9%	$75,877	53.1%
ATM	62,237	39.7%	57,498	40.3%
Check services	8,198	5.2%	7,174	5.0%
Central Credit and other revenues	3,284	2.1%	2,303	1.6%

Total revenues	156,572	100.0%	142,852	100.0%

Cost of revenues (exclusive of depreciation and amortization)	(115,143)	(73.5)%	(102,830)	(72.0)%
Operating expenses	(21,234)	(13.6)%	(15,384)	(10.8)%
Amortization	(1,405)	(0.9)%	(1,297)	(0.9)%
Depreciation	(1,602)	(1.0)%	(1,178)	(0.8)%

OPERATING INCOME	17,188	11.0%	22,163	15.5%

INTEREST INCOME (EXPENSE), NET
Interest income	1,010	0.6%	1,155	0.8%
Interest expense	(9,532)	(6.1)%	(10,914)	(7.6)%

Total interest income (expense), net	(8,522)	(5.4)%	(9,759)	(6.8)%

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	8,666	5.5%	12,404	8.7%

INCOME TAX PROVISION	(3,408)	(2.2)%	(4,643)	(3.3)%

INCOME BEFORE MINORITY OWNERSHIP LOSS	5,258	3.4%	7,761	5.4%

MINORITY OWNERSHIP LOSS, NET OF TAX	65	0.0%	54	0.0%

NET INCOME	$5,323	3.4%	$7,815	5.5%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$1.7		$1.5
ATM	3.5		3.2
Check warranty	$0.4		$0.3

Number of transactions completed (in millions):
Cash advance	3.0		2.7
ATM	18.9		17.9
Check warranty	1.4		1.3

Total Revenues
Total revenues for the quarter ended September 30, 2007 were $156.6 million, an increase of $13.7 million, or 9.6%, as compared to the quarter ended September 30, 2006. In September 2007, all of the Company’s casino customers in the United Kingdom (“UK”) chose to discontinue the provision of the Company’s credit card cash advance services as a result of the UK Gambling Act 2005 (the “Gambling Act”) becoming effective. The Company and certain of its casino customers in the UK are consulting with the UK Gambling Commission regarding the interpretation of the Gambling Act. The Gambling Act may be interpreted as prohibiting the Company’s provision of credit card cash advance services in UK casinos.
Although the Company cannot predict if or when these UK casinos will resume the provision of the Company’s credit card cash advances services, the Company does not expect these casinos to do so unless and until the UK Gambling Commission or the UK judiciary takes a formal position that the provision of the Company’s credit card cash advance services does not violate the Gambling Act. Until such time as these casinos resume the provision of the Company’s credit card cash advance services, if at all, the Company will not generate any revenue from the provision of credit card cash advance services at these casinos. During the three months ended September 30, 2007, the Company generated an aggregate of $1.5 million in revenues through the provision of debit card and credit card cash advance services in casinos in the UK.
The increase in revenues from the third quarter of 2006 to the third quarter of 2007 was primarily due to the reasons described below.
Cash Advance. Cash advance revenue for the quarter ended September 30, 2007 was $82.9 million, an increase of $7.0 million, or 9.2%, as compared to the quarter ended September 30, 2006. The total amount of cash disbursed increased 11.5% from $1.5 billion to $1.7 billion and the number of transactions completed increased 8.3% from 2.7 million to 3.0 million. Revenue per cash advance transaction increased 0.8% from $27.72 to $27.94.
ATM. ATM revenue for the quarter ended September 30, 2007 was $62.2 million, an increase of $4.7 million, or 8.2%, as compared to the quarter ended September 30, 2006. The increase was primarily attributable to a 5.2% increase in the number of transactions from 17.9 million to 18.9 million. Revenue per ATM transaction increased 2.8% from $3.21 to $3.30. There was a 9.1% increase in the total amount of cash disbursed from $3.2 billion to $3.5 billion.
Check Services. Check services revenue for the quarter ended September 30, 2007 was $8.2 million, an increase of $1.0 million, or 14.3%, as compared to the quarter ended September 30, 2006. The face amount of checks warranted increased 5.6% from $340.6 million to $359.7 million. The number of checks warranted increased 6.6% from 1.3 million to 1.4 million, while the average face amount per check warranted decreased from $264.18 to $261.80. Check warranty revenue as a percent of face amount warranted was 2.03% in the 2007 quarter as compared to 1.91% for the quarter ended September 30, 2006, and revenue per check warranty transaction increased 5.1% from $5.05 to $5.31.
Central Credit and Other. Central Credit and other revenues for the quarter ended September 30, 2007 were $3.3 million, an increase of $1.0 million, or 42.6%, from $2.3 million in the quarter ended September 30, 2006. The increase is primarily the result of $0.8 million of incremental interest and fee revenue earned from Arriva Card cardholders.
Costs and Expenses
Cost of Revenues (Exclusive of Depreciation and Amortization). Cost of revenues (exclusive of depreciation and amortization) increased 12.0% from $102.8 million to $115.1 million. The largest component of cost of revenues (exclusive of depreciation and amortization) is commissions, which increased 13.4% in the 2007 quarter as contracts were signed or renewed at higher commission rates than experienced in the 2006 quarter and the Company recording $2.6 million in additional commission expense for expected costs to resolve any disputes with customers regarding commission calculation and reporting from 2005 through 2007. The second-largest component of cost of revenues (exclusive of depreciation and amortization) is interchange expense, which increased 8.8%. The third major component of cost of revenues (exclusive of depreciation and amortization) is warranty expenses which decreased 27.3%. We expect that commissions and interchange will continue to increase while check warranty expenses decline, and we expect that for the final quarter of 2007 cost of revenues (exclusive of depreciation and amortization) will increase at a rate faster than revenues.

Operating Expenses. Operating expenses for the quarter ended September 30, 2007 were $21.2 million, an increase of $5.9 million or 38.0%, as compared to the quarter ended September 30, 2006. Operating expenses in the third quarter of 2007 included $6.3 million of non-cash compensation expenses related equity incentive awards issued to our employees, of which $3.3 million related to the acceleration of vesting of equity awards to our former Chief Financial Officer. The third quarter of 2006 included $2.4 million of non-cash compensation expense. Excluding the effects of these events, our operating expenses would have increased $1.9 million or 14.8%. The additional increases in operating expenses were principally the result of increases in payroll and related benefits, system maintenance charges and operating expenses associated with the Arriva Card.
Depreciation and Amortization. Depreciation expense for the quarter ended September 30, 2007 was $1.6 million, an increase of $0.4 million, or 36.0% compared to the 2006 quarter. Amortization expense, which relates principally to computer software, customer contracts and our 3-in-1 rollover patent, increased $0.1 million to $1.4 million, or an increase of 8.3%.
Primarily as a result of the factors described above, operating income for the quarter ended September 30, 2007 was $17.2 million, a decrease of $5.0 million, or 22.4%, as compared to the quarter ended September 30, 2006.
Interest Income (Expense), Net. Interest income was $1.0 million in the third quarter of 2007, a decrease of 12.6% from the third quarter of 2006, due primarily to lower average invested cash balances in the third quarter of 2007.
Interest expense for the quarter ended September 30, 2007 was $9.5 million, a decrease of $1.4 million, or 12.7%, as compared to the quarter ended September 30, 2006. This decrease is principally related to lower average interest rates and average outstanding balances on our senior secured credit facilities in the third quarter of 2007. Interest expense on borrowings (including amortization of deferred financing costs) was $5.5 million in the 2007 quarter as compared to $6.8 million in the 2006 quarter. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $4.0 million in the third quarter of 2007 as compared to $4.1 million in the same quarter of 2006. This decrease was a result of a decrease in the average amount of outstanding ATM cash from $286.5 million in the third quarter of 2006 to $276.9 million in the third quarter of 2007 and an increase in the effective interest rate for the quarter from 5.7% to 5.8% for the same periods, respectively.
Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $8.7 million for the quarter ended September 30, 2007, a decrease of $3.7 million, or 30.1%, as compared to the 2006 quarter.
Income Tax. The provision for income taxes in the third quarter of 2007 results from our estimate of the effective tax rate for the full year of 38.4% as compared to the estimated full year effective rate of 37.9% during the third quarter of 2006. Due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the third quarter of 2007 are expected to be substantially lower than the provision.
Primarily as a result of the foregoing, income before minority ownership loss was $5.3 million for the quarter ended September 30, 2007, a decrease of $2.5 million, or 32.3%, as compared to the 2006 quarter.
Minority Ownership Loss, Net of Tax. Minority ownership loss, net of tax attributable to Innovative Funds Transfer, LLC (“IFT”) for the quarter ended September 30, 2007 was $65 thousand as compared to $54 thousand in the comparable period of 2006.
Primarily as a result of the foregoing, net income was $5.3 million for the quarter ended September 30, 2007, a decrease of $2.5 million as compared to the 2006 quarter.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
The following table sets forth the unaudited condensed consolidated results of operations for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Nine Months Ended
	September 30, 2007		September 30, 2006
	$	%	$	%
REVENUES:
Cash advance	$239,967	52.5%	$212,075	52.2%
ATM	184,096	40.3%	165,243	40.7%
Check services	23,041	5.0%	21,878	5.4%
Central Credit and other revenues	9,742	2.1%	7,067	1.7%

Total revenues	456,846	100.0%	406,263	100.0%

Cost of revenues (exclusive of depreciation and amortization)	(330,928)	(72.4)%	(288,473)	(71.0)%
Operating expenses	(56,233)	(12.3)%	(47,310)	(11.6)%
Amortization	(4,084)	(0.9)%	(4,183)	(1.0)%
Depreciation	(4,561)	(1.0)%	(3,292)	(0.8)%

OPERATING INCOME	61,040	13.4%	63,005	15.5%

INTEREST INCOME (EXPENSE), NET
Interest income	2,927	0.6%	2,579	0.6%
Interest expense	(28,885)	(6.3)%	(31,863)	(7.8)%

Total interest income (expense), net	(25,958)	(5.7)%	(29,284)	(7.2)%

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	35,082	7.7%	33,721	8.3%

INCOME TAX PROVISION	(13,479)	(3.0)%	(12,791)	(3.1)%

INCOME BEFORE MINORITY OWNERSHIP LOSS	21,603	4.7%	20,930	5.2%

MINORITY OWNERSHIP LOSS, NET OF TAX	188	0.0%	128	0.0%

NET INCOME	$21,791	4.8%	$21,058	5.2%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$4.8		$4.2
ATM	10.3		9.1
Check warranty	$1.0		$1.0

Number of transactions completed (in millions):
Cash advance	8.7		7.8
ATM	56.2		51.6
Check warranty	4.0		3.8

Total Revenues
Total revenues for the nine months ended September 30, 2007 were $456.8 million, an increase of $50.6 million, or 12.5%, as compared to the nine months ended September 30, 2006. On September 1, 2007, many of the Company’s casino customers in the United Kingdom (“UK”) chose to discontinue the provision of the Company’s credit card cash advance services as a result of the UK Gambling Act 2005 (the “Gambling Act”) becoming effective. The Company and certain of its casino customers in the UK are consulting with the UK Gambling Commission regarding the interpretation of the Gambling Act. The Gambling Act may be interpreted as prohibiting the Company’s provision of credit card cash advance services in UK casinos.
Although the Company cannot predict if or when these UK casinos will resume the provision of the Company’s credit card cash advances services, the Company does not expect these casinos to do so unless and until the UK Gambling Commission or the UK judiciary takes a formal position that the provision of the Company’s credit card cash advance services does not violate the Gambling Act. Until such time as these casinos resume the provision of the Company’s credit card cash advance services, if at all, the Company will not generate any revenue from the provision of credit card cash advance services at these casinos. During the nine months ended September 30, 2007, the Company generated an aggregate of $4.9 million in revenues through the provision of debit card and credit card cash advance services in casinos in the UK.
The increase in revenues from the first nine months of 2006 to 2007 was primarily due to the reasons described below.
Cash Advance. Cash advance revenue for the nine months ended September 30, 2007 was $240.0 million, an increase of $27.9 million, or 13.2%, as compared to the nine months ended September 30, 2006. The total amount of cash disbursed increased 14.1% from $4.2 billion to $4.8 billion and the number of transactions completed increased 11.1% from 7.8 million to 8.7 million. Revenue per cash advance transaction increased 1.9% from $27.19 to $27.71.
ATM. ATM revenue for the nine months ended September 30, 2007 was $184.1 million, an increase of $18.9 million, or 11.4%, as compared to the nine months ended September 30, 2006. The increase was primarily attributable to a 9.0% increase in the number of transactions from 51.6 million to 56.2 million. Revenue per ATM transaction increased 2.5% from $3.20 to $3.28. There was a 13.1% increase in the total amount of cash disbursed from $9.1 billion to $10.3 billion.
Check Services. Check services revenue for the nine months ended September 30, 2007 was $23.0 million, an increase of $1.2 million, or 5.3%, as compared to the nine months ended September 30, 2006. The face amount of checks warranted increased 4.5% from $1.00 billion to $1.05 billion. The number of checks warranted increased 4.1% from 3.8 million to 4.0 million, while the average face amount per check warranted increased from $261.29 to $262.23. Check warranty revenue as a percent of face amount warranted was 1.98% in the first nine months of 2007 and 2006, and revenue per check warranty transaction increased 0.6% from $5.17 to $5.20.
Central Credit and Other. Central Credit and other revenues for the quarter ended September 30, 2007 were $9.7 million, an increase of $2.7 million, or 37.9%, from $7.1 million in the nine months ended September 30, 2006. The increase is primarily the result of $2.1 million of incremental interest and fee revenue earned from Arriva Card cardholders and $0.5 million in increases in our billing revenue for Central Credit.
Costs and Expenses
Cost of Revenues (Exclusive of Depreciation and Amortization). Cost of revenues (exclusive of depreciation and amortization) increased 14.7% from $288.5 million to $330.9 million. The largest component of cost of revenues (exclusive of depreciation and amortization) is commissions, which increased 15.8% in the first nine months of 2007 as contracts were signed or renewed at higher commission rates than experienced in the first nine months of 2006 and the Company recording $2.6 million in additional commission expense for expected costs to resolve any disputes with customers regarding commission calculation and reporting from 2005 through 2007. The second-largest component of cost of revenues (exclusive of depreciation and amortization) is interchange expense, which increased 13.1%. The third major component of cost of revenues (exclusive of depreciation and amortization) is warranty expenses which decreased 20.8%. We expect that commissions and interchange expenses will continue to increase while check warranty expenses decline, and we expect that for the final quarter of 2007 cost of revenues (exclusive of depreciation and amortization) will increase at a rate faster than revenues.

Operating Expenses. Operating expenses for the nine months ended September 30, 2007 were $56.2 million, an increase of $8.9 million or 18.9%, as compared to the nine months ended September 30, 2006. Operating expenses in the first nine months of 2007 included $12.5 million of non-cash compensation expenses related equity incentive awards issued to our employees, of which $3.3 million related to the acceleration of vesting of equity awards to our former Chief Financial Officer. The first nine months of 2006 included $6.7 million of non-cash compensation expense. In the nine months ended September 30, 2006, we incurred $0.7 million of expense related to an offering of common stock sold by certain of our stockholders and $0.2 million in legal expenses related to the settlement of a dispute with a former customer. These expenses did not recur in the comparable period of 2007. Additionally, in the nine months ended September 30, 2007 our operating expenses were reduced by $1.0 million as a result of recovering unclaimed property from our check clearing vendor. Excluding the effects of these events, our operating expenses would have increased $5.0 million or 12.6%. This was principally the result of increases in payroll and related benefits, system maintenance charges and operating expenses associated with the Arriva Card.
Depreciation and Amortization. Depreciation expense for the nine months ended September 30, 2007 was $4.6 million, an increase of $1.3 million, or 38.5% compared to the comparable period of 2006. Amortization expense, which relates principally to computer software, customer contracts and our 3-in-1 rollover patent, decreased $0.1 million from $4.2 million to $4.1 million, a decrease of 2.4%.
Primarily as a result of the factors described above, operating income for the nine months ended September 30, 2007 was $61.0 million, a decrease of $2.0 million, or 3.1%, as compared to the nine months ended September 30, 2006.
Interest Income (Expense), Net. Interest income was $2.9 million in the first nine months of 2007, an increase of 13.5% from the comparable period of 2006, due primarily to lower average invested cash balances.
Interest expense for the nine months ended September 30, 2007, was $28.9 million, a decrease of $3.0 million, or 9.3%, as compared to the nine months ended September 30, 2006. This reduction is principally the result of lower average interest rates on our senior secured credit facilities and lower average borrowings. Interest expense on borrowings (including amortization of deferred financing costs) was $16.9 million in the 2007 nine month period as compared to $20.2 million in the 2006 period. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $12.0 million in the first nine months of 2007 as compared to $11.6 million in the same period of 2006. This increase in interest was a result of a decrease in the average amount of outstanding ATM cash from $291.0 million in the first nine months of 2006 to $282.6 million in the comparable period of 2007 and an increase in the effective interest rate for the quarter from 5.3% to 5.7% for the same periods, respectively.
Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $35.1 million for the nine months ended September 30, 2007, an increase of $1.4 million, or 4.0%, as compared to the 2006 period.
Income Tax. The provision for income taxes in the first nine months of 2007 represents our estimate of the effective tax rate for the full year of 38.4% as compared to the estimated full year effective rate of 37.9% in the first nine months of 2006. Due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the first nine months of 2007 are expected to be substantially lower than the provision.
Primarily as a result of the foregoing, income before minority ownership loss was $21.6 million for the nine months ended September 30, 2007, an increase of $0.7 million, or 3.2%, as compared to 2006.
Minority Ownership Loss, Net of Tax. Minority ownership loss, net of tax attributable to Innovative Funds Transfer, LLC (“IFT”) for the nine months ended September 30, 2007 was $188 thousand as compared to $128 thousand in the comparable period of 2006.
Primarily as a result of the foregoing, net income was $21.8 million for the nine months ended September 30, 2007, an increase of $0.7 million as compared to the comparable 2006 period.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2007 and 2006, respectively (amounts in thousands):

	Nine Months Ended
	September 30,	September 30,
	2007	2006

Net cash provided by operating activities	$58,265	$52,511

Net cash used in investing activities	(9,663)	(12,644)

Net used in financing activities	(26,015)	(5,460)

Net effect of exchange rate changes on cash and cash equivalents	(742)	(373)

Net increase in cash and cash equivalents	21,845	34,034

Cash and cash equivalents, beginning of period	40,919	35,123

Cash and cash equivalents, end of period	$62,764	$69,157

Our principal source of liquidity is cash flows from operating activities, which were $58.3 million and $52.5 million for the nine months ended September 30, 2007 and 2006, respectively. Changes in operating assets and liabilities accounted for a net decrease of $10.9 million in cash flow from operating activities. Offsetting this decrease is the net change in settlement receivables and liabilities of $8.7 million and an increase of $6.4 million from increases in net income, the add back of non-cash compensation expense to net income and the net increase in cash tax savings added back to the deferred income tax asset.
Net cash used in investing activities totaled $9.7 million and $12.6 million for the nine months ended September 30, 2007 and 2006, respectively. Included in net cash used in investing activities for the nine months ended September 30, 2007 and 2006, respectively, were funds spent on purchased software and software development in the amounts of $1.3 million and $1.3 million and funds spent on the procurement of cash access equipment, computer and other hardware in the amounts of $8.3 million and $11.3 million. We have met our capital requirements to date through cash flows from operating activities.
Net cash used in financing activities was $26.0 million compared to $5.5 million for the nine months ended September 30, 2007 and 2006, respectively. Under terms of the credit facility that we entered into in the fourth quarter of 2006, our required quarterly principal amortization was significantly reduced. In the nine months ended September 30, 2007 we repaid $0.8 million of scheduled principal on the term loan and $10.0 million of voluntary repayments on the revolving portion of our credit facilities while in the nine months ended September 30, 2006 we repaid $6.9 million. In the nine months ended September 30, 2007 and 2006, the net cash used also includes payments for debt issuance costs of $23 thousand and $139 thousand, respectively. In 2007, the Company’s Board of Directors authorized the repurchase of up to $50 million shares of common stock. During the nine months ended September 30, 2007, we repurchased $16.8 million worth of common stock in open market purchases and employee tax withholding transactions from vesting of restricted shares under the Company’s equity incentive programs. Offsetting the cash used was $1.2 million and $1.4 million in proceeds from the exercise of stock options by our employees in the first nine months of 2007 and 2006, respectively. In the nine months ended September 30, 2007 and 2006, we also received $0.4 million and $0.2 million, respectively, in capital contributions from the minority owner of IFT.

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
Deferred Tax Asset
At September 30, 2007, we had a net deferred income tax asset of a $179.3 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of Acquired Goodwill (approximately $686 million) which is recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $45.7 million lower for tax purposes than for financial accounting purposes. At an estimated effective tax rate of 38.4%, this results in tax payments being approximately $17.6 million less than the provision for income taxes shown on the income statement for financial accounting purposes. This is an expected aggregate of $203.4 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion.

Other Liquidity Needs and Resources
Bank of America, N.A. supplies us with currency needed for normal operating requirements of our ATMs pursuant to the Amendment of the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR increases. As of September 30, 2007, the rate in effect, inclusive of the 25 basis points margin, was 5.8%, and the currency supplied by Bank of America, N.A. pursuant to this agreement was $303.0 million.
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
Pursuant to the terms of our agreement with IGT, we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of September 30, 2007, we had invested a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.
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
Off-Balance Sheet Arrangements
Bank of America Amended Treasury Services Agreement. We obtain currency to meet the normal operating requirements of our domestic ATMs and automated cashier machines (“ACM”) pursuant to the Amendment of Treasury Services Agreement with Bank of America, N.A. Under this agreement, all currency supplied by Bank of America, N.A. remains the sole property of Bank of America, N.A. at all times until it is dispensed, at which time Bank of America, N.A. obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At September 30, 2007, the total currency obtained from Bank of America, N.A. pursuant to this agreement was $303.0 million. Because Bank of America, N.A. obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America, N.A. for cash usage pursuant to the Amendment of the Treasury Services Agreement are reflected as interest expense in our financial statements.
On December 19, 2007, GCA entered into an Amendment of Treasury Services Agreement with Bank of America, N.A. that allowed for the Company to utilize up to $360 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for the Company’s ATMs. The amount provided by Bank of America can be increased above $360 million at the option of Bank of America. For use of these funds, the Company pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points.

Arriva Card, Inc. Pursuant to the Receivables Sale Agreement and the Revolving Loan Product Program Agreement and amendments thereto, entered into in March 2006 between CIT Bank (“CIT”) and Arriva and as amended on December 13, 2007, CIT is the issuer of the Arriva Cards marketed by Arriva. The Arriva Card is a private-label revolving credit card that provides gaming patrons with access to credit in gaming establishments.
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
As of September 30, 2007, CIT had $4.3 million in outstanding patron receivables from originated transactions performed on Arriva Cards. Arriva is required to purchase the originated receivable from CIT three business days (the “Holding Period”) from the date CIT acquires the receivable. For the three and nine months ended September 30, 2007, Arriva has purchased $5.7 million and $17.2 million of receivables from CIT, respectively. CIT is entitled to receive monthly from Arriva a fee based on the average balance of receivables multiplied by an interest rate. The interest rate is computed based upon the Holding Period. As of September 30, 2007, the interest is determined as LIBOR plus 225 basis points, or approximately 7.4%.
Senior Secured Credit Facility — As of September 30, 2007, we have $3.2 million in standby letters of credit outstanding as a collateral security for First Data Corporation related to a Sponsorship Indemnification Agreement whereby First Data agreed to continue their guarantee of performance for us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable Visa and MasterCard rules. GCA has agreed to indemnify First Data Corporation and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. Additionally, we had $50 thousand in standby letters of credit issued and outstanding as collateral on surety bonds for certain licenses held related to our Nevada check cashing licenses.
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
Critical Accounting Policies
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. There were no newly identified significant accounting estimates in the nine months ended September 30, 2007.
Beginning with the quarter ended March 31, 2007, the Company established a policy of writing off all warranted checks that are older than one year in age. The adoption of this policy resulted in receivable write-offs of $3.2 million against the established bad debt reserve in the quarter ended March 31, 2007 and write-offs of $1.2 million and $6.9 million against the established bad debt reserve in the three and nine months ended September 30, 2007. Other than the receivable write-off policy, there were not any material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K (No. 001-32622) filed on March 30, 2007.

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
Bank of America, N.A. supplies us with currency needed for normal operating requirements of our domestic ATMs and ACMs pursuant to the Amendment of the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR increases. As of September 30, 2007, the rate in effect, inclusive of the 25 basis points margin, was 5.8% and the currency supplied by Bank of America, N.A. pursuant to this agreement was $303.0 million. Based upon the average outstanding amount of currency to be supplied by Bank of America, N.A. pursuant to this agreement during the first nine months of 2007, which was $282.6 million, each 1% increase in the applicable LIBOR would have a $2.8 million impact on income before taxes and minority ownership loss over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. At September 30, 2007, our interest expense on these credit facilities is the applicable LIBOR plus a margin of 87.5 basis points for the term loan portion and LIBOR plus 87.5 basis points for the revolving credit portion. At September 30, 2007, we had $11.7 million drawn under the revolving credit portion and we had $99.3 million outstanding under the term loan portion at an interest rate, including the margin, of 6.0%. Based upon the outstanding balance on the term loan and revolving loan portion of the credit facility of $111.0 million on September 30, 2007, each 1% increase in the applicable LIBOR would add an additional $1.1 million of interest expense over a 12-month period.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by the SEC in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2007. Such conclusion resulted from the identification of deficiencies that were determined to be material weaknesses as reported in Item 9A of our Annual Report on Form 10-K dated March 30, 2007, and described under “Changes in Internal Control Over Financial Reporting”.

Notwithstanding management’s evaluation that our disclosure controls and procedures were not effective as of September 30, 2007, we believe that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

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

During the nine months ended September 30, 2007, and subsequent thereto, we have completed certain remediation initiatives, which include:
•	The hiring of a commission analyst with an auditing background to oversee the commission audit process and the development of automated commission calculations and review tools,

•	Implementation of control procedures related to the accounts payable invoice entry and review process,

•	Implementation and improvement of the general ledger and accounts payable portions of the new accounting system and

•	Implementation of control procedures related to the timely analysis and reconciliation of accounts.
We continue to undertake extensive work to remedy the material weaknesses described above. This includes, but is not limited to, the following remediation initiatives:
•	We have engaged external resources to fill management level positions and continue with the hiring of newly created and currently open accounting staff and management level positions; and

•	Completion of the implementation of new control procedures related to our financial close and reporting process and tax provision preparation process.
While management believes significant progress has been made regarding the implementation of these initiatives, additional procedures and further evaluation of operating effectiveness are on-going. Remediation of the material weaknesses identified at December 31, 2006, remains a major priority for us during the remainder of 2007.
Except for the remediation initiatives with respect to the material weaknesses described above and the general ledger system implementation that continued in the third fiscal quarter, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada against our current directors, one of our former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholder including attorneys’ fees. The Company has indemnification agreements with each of the individual defendants that may cause the Company to incur expenses associated with the defense of the action and that may also protect such individuals from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of our expenses associated with this action.
We are threatened with or named as a defendant in various lawsuits in the ordinary course of business, such as personal injury claims and employment-related claims. It is not possible to determine the ultimate disposition of these matters; however, we are of the opinion that the final resolution of any such threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flows, results of operations or financial position.

ITEM 1A.	RISK FACTORS
The risk factors set forth below captioned “We depend on the accuracy and completeness of information...,” “We may experience increased delinquencies and credit losses...” and “We may be required to make payments to certain of our customers to resolve disputes ...” have been added to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, and the risk factors captioned “Because of a significant concentration among our top customers ...,” “We depend on key personnel ...,” “Our substantial indebtedness could materially adverse affect ...,” “Because of our dependence on a few providers...,” “The loss of our sponsorship into ...,” “Certain providers upon whom we are dependent ...,” “Our business depends on our ability to introduce ...,” “We may not be successful in our entry into the consumer credit business...,” “An unexpectedly high level of chargebacks ...,” “A material increase in market interest rates ...,” “An unexpected increase in check warranty expenses ....,” “Failure to maintain an effective system of internal control ...,” “We may make acquisitions or strategic investments ...,” “We are subject to extensive governmental gaming regulation ...,” “Many of the financial services that we provide are subject to extensive rules and regulations ...,” “Growth of the gaming industry in any market is subject to political and regulatory developments ...,” “Consumer privacy laws may change ...” and “Our common stock has only been publicly traded since September 22, 2005 ...” have been materially modified from prior versions of these risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.
Risks Related to Our Business
If we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition and operating results may suffer a material adverse effect.
We enter into contracts with our gaming establishment customers to provide our cash access products and related services. Our contracts have a term ranging from one to five years in duration and provide that we are the only provider of cash access products to these establishments during the term of the contract. However, some of our contracts are terminable upon 30 days advance notice and some of our contracts either become nonexclusive or terminable by our gaming establishment customers in the event that we fail to satisfy specific covenants set forth in the contracts, such as covenants related to our ongoing product development. We are typically required to renegotiate the terms of our customer contracts upon their expiration, and in some circumstances we may be forced to modify the terms of our contracts before they expire. When we have successfully renewed these contracts, these negotiations have in the past resulted in, and in the future may result in, financial and other terms that are less favorable to us than the terms of the expired contracts. In particular, we are often required to pay a higher commission rate to a gaming establishment than we previously paid in order to renew the relationship. Assuming constant transaction volume, increases in commissions or other incentives paid to gaming establishments would reduce our operating results. We may not succeed in renewing these contracts when they expire, which would result in a complete loss of revenue from that customer, either for an extended period of time or forever. As our contracts are often executed by one corporation for the provision of services at multiple gaming establishments, the loss of a single contract often results in the loss of multiple gaming establishments. If we are required to pay higher commission rates or agree to other less favorable terms to retain our customers or we are not able to renew our relationships with our customers upon the expiration of our contracts, our business, financial condition and operating results would be harmed.
Competition in the market for cash access services is intense, which could result in higher commissions or loss of customers to our competitors.
The market for cash access products and related services is intensely competitive, and we expect competition to increase and intensify in the future. We compete with other providers of cash access products and services such as Game Financial Corporation, a subsidiary of Fidelity National Information Services Inc. operating as GameCash; Certegy Gaming Services, a division of Fidelity National Information Services Inc; Global Payment Systems operating as Cash & Win; and Cash Systems, Inc. We compete with financial institutions such as U.S. Bancorp and other regional and local banks that operate ATMs on the premises of gaming establishments. In markets outside North America, we encounter competition from banks and other financial service companies established in those markets.

We face potential competition from gaming establishments that may choose to operate cash access systems on their own behalf rather than outsource to us. We may in the future also face competition from traditional transaction processors, such as First Data, that may choose to enter the gaming patron cash services market. In connection with our redemption of First Data’s interest in us, First Data agreed not to compete with us prior to March 10, 2007. Given its familiarity with our specific industry and business and operations as a result of being our majority owner from inception until March 10, 2004, First Data could be a significant competitive threat now that this covenant not to compete has expired. In addition, we may in the future face potential competition from new entrants into the market for cash access products and related services and, subject to certain covenants made by some of the banks that sponsor us into the card associations, competition from such banks during and after expiration of our contracts with such banks. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers including pre-existing relationships relating to other financial services, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities. In addition, some providers of cash access products and services to gaming establishments have established cooperative relationships with financial institutions in order to expand their service offerings.
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
Under our agreements with NRT, Western Money Systems and Glory (U.S.A.) Inc., these companies are subject to certain prohibitions related to providing their cash handling services on any device that provides cash access services of other providers. We may face competition from these companies or other providers of cash access services to the extent that NRT, Western Money Systems or Glory (U.S.A.) Inc. enters the market to provide these services or establishes cooperative relationships with other cash access service providers.
Because of significant concentration among our top customers, the loss of a top customer could have a material adverse effect on our revenues and profitability.
For the nine months ended September 30, 2007 and the year ended December 31, 2006, our five largest customers accounted for approximately 40.4% and 40.2% of our revenues, respectively. Our largest customer accounted for 19.4% and 18.1% of our revenues in the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively. The loss of, or a substantial decrease in revenues from, any one of our top customers could have a material adverse effect on our business and operating results.
Consolidation among operators of gaming establishments may also result in the loss of a top customer to the extent that customers of ours are acquired by our competitors’ customers.
We depend on key personnel and they would be difficult to replace.
We depend upon the ability and experience of key members of management who have substantial experience with our operations and the gaming patron cash access industry. In 2007, certain key members of our management team, including our former Chief Executive Officer and former Chief Financial Officer, and a former member of our Board of Directors, left the Company voluntarily or were terminated. We relied heavily on these individuals for the operations and management of the Company. In October 2007, Scott Betts was employed by us in the roles of President and Chief Executive Officer. He also assumed the role of Chief Financial Officer on an interim basis. We are currently undertaking a search for a permanent Chief Financial Officer. The effects of the internal investigation that we announced on November 14, 2007 have made the recruitment of a chief financial officer more difficult. Even if we are able to identify and hire a qualified successor, the individual selected may not be able to immediately understand our industry or unique operations. During the transition of this role to a new individual or if we are unable to find a qualified replacement for the vacancy, there could be significant inefficiencies in our operations and management. Mr. Betts is in the process of familiarizing himself with the processes, systems and procedures that are necessary to understand our operations.
Other than Mr. Betts and Kathryn Lever, our General Counsel, none of our executive officers have employment agreements with us.

Our future success depends upon our ability to attract, train and retain key managers involved in the development, operation and marketing of our products and services to gaming establishments. We may need to increase the number of key managers as we further develop our products and services and as we enter new markets and expand in existing markets. Our ability to enter into contracts with gaming establishments depends in large part on the relationships that our key managers have formed with management-level personnel of gaming establishments. Competition for individuals with such relationships is intense, and we may not be successful in recruiting such personnel. Our employees are subject to certain noncompetition covenants following their departure from the Company, which noncompetition covenants could be rendered unenforceable in whole or in part. As such, we may not be able to retain such individuals as they may leave our company and go to work for our competitors. Our sales efforts would be particularly hampered by the defection of personnel with long-standing relationships with management-level personnel of gaming establishments. We also suffered attrition in several non-management positions during 2007, which has placed an additional burden on our remaining personnel. This additional burden and the effects of the internal investigation that we announced on November 14, 2007 have made the retention of existing personnel and recruitment of additional personnel, including that personnel required to continue with the hiring of employees to continue to remedy the material weaknesses described in Item 4, more difficult. If we are unable to attract or retain key personnel, our business, financial condition, operating results and liquidity could be materially adversely affected.
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
In 2006, the Company was required for the first time to comply with Section 404. As a result of our review of our internal reviews in connection with Section 404, we identified material weaknesses in our internal control over financial reporting. The material weaknesses mean that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
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
We may be required to make payments to certain of our customers to resolve disputes over our calculation of commissions for certain types of transactions or our reporting of certain types of transactions.
As a result of inquiries made during the internal investigation announced on November 14, 2007, the Company reviewed and considered the interpretation of contract clauses relating to the calculation of commissions payable to certain of the Company’s customers in connection with certain types of transactions, and the reporting of certain types of transactions to certain of the Company’s customers. As a result of this review, the Company may provide certain customers with augmented monthly transaction reporting for the period from 2005 through 2007 for transactions completed on ATMs and automated cashier machines. In reviewing the commission computation provisions of the customer contracts, the Company has identified a number of customer contracts during the period from 2005 through 2007 that contain commission computation provisions that may be subject to varying interpretations. While the Company does believe that commissions have been computed and paid in accordance with our business understanding with the relevant customers, we believe that it is probable that there will be disputes between us and the relevant customers regarding the amounts we actually paid.

Based upon our analysis, we believe it is probable we will incur $2.6 million in costs to resolve any commission calculation and reporting issues for the relevant customers. To the extent that more customers dispute our commission calculations than is expected, or customers refuse to resolve their commission calculation disputes with us for the amounts we propose, we may be required to make payments in excess of $2.6 million to resolve such disputes. If we are unable to resolve these disputes, we may lose customers or become subject to costly litigation.
We are subject to extensive rules and regulations of card associations, including MasterCard International, Visa International and Visa U.S.A., that are always subject to change, which may harm our business.
In 2006 and the first nine months of 2007, a substantial portion of our revenues were derived from transactions subject to the extensive rules and regulations of the leading card associations, Visa International and Visa U.S.A. (collectively “VISA”), and MasterCard International (“MasterCard”). From time to time, we receive correspondence from these card associations regarding our compliance with their rules and regulations. In the ordinary course of our business, we engage in discussions with the card associations, and the banks that sponsor us into the card associations, regarding our compliance with their rules and regulations. The rules and regulations do not expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations. For example, neither of the major card associations has determined that our ability to process credit card cash advance transactions using biometric technology at an unmanned machine and without cashier involvement through our ACM complies with its regulations. One association has allowed us to conduct these transactions as long as we assume chargeback liability for any transaction in which we do not obtain a contemporaneous cardholder signature. An increase in the level of chargebacks could have a material adverse effect on our business or results of operations. The other association has allowed us to conduct a limited pilot test. Therefore, patrons still must complete these transactions at the cashier, which is less convenient to patrons and prevents gaming establishments from realizing potential cashier labor cost savings. As another example, in 2003, one of the major card associations informed our sponsoring bank that authorization requests originating from our systems needed to be encoded to identify our transactions as gambling transactions, even though our services do not directly involve any gambling activity. This resulted in a large number of card issuing banks declining all transactions initiated through our services. We resolved this issue by encoding the authorization requests with an alternative non-gambling indicator that the card association agreed was applicable. As another example, we and certain of our providers must continue to comply with the Payment Card Industry Data Security Standard. The failure of any such providers to comply with such standards could result in our being fined or losing certain “safe harbor” protections. These examples only illustrate some of the ways in which the card association rules and regulations have affected us in the past or may affect us in the future; there are many other ways in which these rules and regulations may adversely affect us beyond the examples provided in this document.
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
In both our credit card and point-of-sale (“POS”) debit card cash advance businesses, patrons are generally issued a negotiable instrument which is surrendered to the gaming establishment in exchange for cash. These transactions are classified by the card associations as “quasi-cash” transactions, and are identified to the card associations as such by the use of a specific merchant processing code. These merchant processing codes are unique to the respective card associations and the issuing banks use these codes as one of the factors they consider in determining whether to authorize such transactions. Electronic Debit Interchange Terminal Housing (“EDITH”) is a product that we have developed to dispense a bar-coded slot ticket based on a POS debit authorization. It has not yet been determined whether the card associations will deem the slot ticket a negotiable instrument or not. If they do not, we may be required to route such transactions using a different merchant processing code, and the use of a different merchant processing code may result in lower approval rates and higher interchange expense than we experience with quasi-cash transactions. If approval rates for EDITH transactions are lower than approval rates for quasi-cash transactions, gaming establishment patrons may be dissuaded from using EDITH, resulting in the failure of our EDITH product to gain commercial acceptance.

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
We pay credit card associations fees for services they provide in settling transactions routed through their networks, called interchange fees. In addition, we pay fees to participate in various ATM or POS debit card networks as well as processing fees to process our transactions. The amounts of these interchange fees are fixed by the card associations and networks in their sole discretion, and are subject to increase at any time. VISA and MasterCard both increased applicable interchange fees in April 2007. Also, in 2004, VISA’s Interlink network, through which we process a substantial portion of our POS debit card transactions, materially increased the interchange rates for those transactions. Since that date, the proportion of our POS debit card transactions that are routed on the Interlink network has increased, resulting in a decrease in profitability of our POS debit card business. Certain of our contracts enable us to pass through increases in interchange or processing fees to our customers, but competitive pressures might prevent us from passing all or some of these fees through to our customers in the future. To the extent that we are unable to pass through to our customers all or any portion of any increase in interchange or processing fees, our cost of revenues (exclusive of depreciation and amortization) would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our financial condition and operating results. Additionally, the transformation of the ownership structure of Visa and MasterCard from private associations of issuing banks to publicly traded corporations may negatively impact the manner in which these card associations manage and determine interchange rates. This could have a material adverse effect on our business and operating results.
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
We have a significant amount of indebtedness. As of September 30, 2007, we had total indebtedness of $263.7 million in principal amount (of which $152.8 million consisted of senior subordinated notes and $110.9 million consisted of senior secured debt). Our substantial indebtedness could have important consequences. For example, it:
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
In addition, our senior secured credit facilities and the indenture for the Notes contain financial and other restrictive covenants that limit our ability to engage in activities that we may believe to be in our long-term best interests. These financial covenants require, among other things, delivery of financial statements and the filing of periodic reports with the SEC, each on prescribed timeframes. These restrictive covenants include, among other things, limits on our ability to make investments, pay dividends, incur debt, sell assets, or merge with or acquire another entity. Our failure to comply with those covenants could result in an event of default, which if not cured or waived, could result in the acceleration of all of our debt. Certain matters may arise that require us to get waivers or modifications of these covenants. For example, as described more fully below, we may seek to obtain our own money transmitter licenses. These licenses may require us to provide letters of credit or surety bonds in excess of the amounts currently allowed under the credit facilities. We may address these risks by seeking modifications or waivers of our existing agreements, by refinancing those agreements, or both. If we are unable to get these matters waived, modified or refinanced, an event of default could occur, which if not cured or waived, could result in the acceleration of all of our debt.
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
Check Warranty Services. We rely on TRS Recovery Services, Inc. (formerly known as TeleCheck Recovery Services, Inc.) (“TeleCheck”) to provide many of the check warranty services that our gaming establishment customers contract with us to use when cashing patron checks. Unless extended pursuant to its terms, our contract with TeleCheck expires on June 30, 2008 and we are currently negotiating the terms of a new contract with TeleCheck. Unless we and TeleCheck mutually agree to a new contract, we will need to make alternative arrangements for the provision of check warranty services and we may not have any continuing interest in those contracts that are executed directly between the gaming establishments and TeleCheck, which may have a significant impact on revenues derived from check services. We may not be able to make such alternative arrangements on terms that are as favorable to us as the terms of our contract with TeleCheck, or on any terms at all. In addition, our Central Credit check warranty service, as currently deployed, uses risk analytics provided by third-party providers.
Authorizations and Settlement. We rely on USA Payments and USA Payment Systems, each of which is affiliated with or controlled by Messrs. Maskatiya and Cucinotta, to obtain authorizations for credit card cash advances, POS debit card transactions, ATM cash withdrawal transactions and to provide settlement transaction files to card associations and Arriva for some of these transactions. Additionally, USA Payments and USA Payment Systems may in some cases be dependent upon a single access point to connect to the various transaction processing networks. Service outages experienced by these access points may inhibit the ability of USA Payments and USA Payment Systems to process our transactions, which would have a material adverse effect on our business and financial performance
Card Association Sponsorship. We rely on Bank of America Merchant Services, which is affiliated with Bank of America Corporation, for sponsorship into the Visa U.S.A. and MasterCard card associations for domestic transactions at no cost to us through September 2010. We also rely on a foreign bank in each foreign jurisdiction in which we operate, for example Banco Weng Hang in Macau SAR, to process transactions conducted in these jurisdictions through the Visa International and MasterCard card associations.
ATM Cash Supply. We rely exclusively on Bank of America to supply cash for substantially all of our ATMs. Under our agreement, Bank of America is not obligated to supply us with more than $360 million in cash at any given time; however, to satisfy our ATM cash supply needs, Bank of America has regularly provided us with cash in excess of this limit. If Bank of America ever refuses to provide cash in excess of this $360 million limit, we would have an inadequate supply of cash for our ATMs.

Our agreement with Bank of America for the supply of ATM cash expires on December 19, 2010. Upon the expiration of this agreement we need to obtain an adequate supply of cash for our ATMs from Bank of America pursuant to a new agreement or from an alternate source. We may not be able to obtain such adequate supply of cash on terms that are favorable to us or at all. Our inability to obtain such adequate supply of cash from an alternate source would have a material adverse effect on our business and financial performance.
Software Development and System Support. We generally rely on Infonox, which is controlled by family members of our director Karim Maskatiya, and USA Payments and USA Payment Systems, each of which is affiliated with or controlled by Messrs. Maskatiya and Cucinotta, for software development and system support. In addition, we rely on NRT, Western Money Systems and Glory (U.S.A.) Inc. for software development and system support related to their self-service slot ticket and player point redemption kiosks that incorporate our cash access services.
Product Development. We rely on our joint venture partner and strategic partners for some of our product development. For example, we are developing cashless gaming products through IFT, our joint venture with IGT. With our strategic partners NRT, Western Money Systems and Glory (U.S.A.) Inc., we have jointly developed and are marketing self-service slot ticket and player point redemption kiosks that incorporate our cash access services. These activities have risks resulting from unproven combinations of disparate products and services, reduced flexibility in making design changes in response to market changes, reduced control over product completion schedules and the risk of disputes with our joint venture partners and strategic partners. In addition, if our cashless gaming products are unsuccessful or do not receive necessary approvals for operation, we could lose our entire investment in IFT.
Money Transfers. We rely on Western Union Financial Services, Inc. (“Western Union”) to facilitate money transfers. We have provided Western Union with notice of termination of our Amended and Restated Western Union North America Network Agency Agreement. In the event that we do not enter into a new agreement with Western Union or another entity to facilitate money transfers, we may not be able to continue the provision of money transfer services.
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
Arriva Card Applications. Trans-Union Interactive (“TUI”) provides software development and website hosting for the Arriva Card application process, which allows patrons to apply for the Arriva Card and receive instant approval notification at the gaming establishment. In September 2007, TUI announced that it will discontinue all website hosting operations effective January 1, 2008. We have entered into an agreement with TUI to continue to provide these services to us through March 31, 2008. In the event we do not develop a replacement solution or reach agreement with a replacement provider of Arriva Card website hosting on or prior to March 31, 2008, we will not be able to accept patrons’ applications for the Arriva Card and issue instant approval notifications while the patron is at the gaming establishment, and will thereafter only be able to receive applications from patrons via contact with our call center or through the mail.
The loss of our sponsorship into the Visa U.S.A., Visa International and MasterCard card associations would have a material adverse effect on our business.
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
Certain providers upon whom we are dependent are controlled by Karim Maskatiya and Robert Cucinotta, the loss of which could have a material adverse effect on our business.
We depend on services provided by USA Payments and USA Payment Systems, each of which is controlled by or affiliated with Messrs. Maskatiya and Cucinotta, to provide many of the financial services that we offer to patrons. The interests of Messrs. Maskatiya and Cucinotta may not coincide with the interests of the holders of our common stock and Messrs. Maskatiya and Cucinotta may take action that benefits themselves or these entities to our detriment. For example, Messrs. Maskatiya and Cucinotta could cause any of these entities to take actions that impair the ability of these entities to provide us with the services they provide today or that reduce the importance of us to them in the future.

Messrs. Maskatiya and Cucinotta could dispose of their interests in these entities at any time and the successor owner or owners of such interests may not cause such entities to treat us with the same importance as they treat us today. Any loss of the services of these entities could adversely impact our business. During the nine months ended September 30, 2007 and the year ended December 31, 2006, we incurred costs and expenses from USA Payments and USA Payment Systems of an aggregate of $3.7 million and $4.2 million, respectively. We also depend on services provided by Infonox, which is controlled by family members of our director Karim Maskatiya. These familial relationships may provide Mr. Maskatiya with influence over Infonox, presenting the same risks with respect to Infonox as those described above with respect to USA Payments and USA Payment Systems.
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

Acquisitions and strategic investments could also result in substantial cash expenditures, the dilutive issuance of our equity securities, the incurrence of additional debt and contingent liabilities, and amortization expenses related to other intangible assets that could adversely affect our business, operating results and financial condition. Acquisitions and strategic investments may also be highly dependent upon the retention and performance of existing management and employees of acquired businesses for the day-to-day management and future operating results of these businesses. Our ability to consummate acquisitions may be impaired by a number of factors, including decreases in the trading price of our common stock, our inability to comply with covenants relating to our existing debt or our inability to incur additional debt that is required to consummate acquisitions or finance the post closing operation of acquired businesses.

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

For example, the commercial success of EDITH depends upon the continued viability of the cashless gaming market segment. A curtailment in the prevalence of cashless gaming opportunities as a result of legislative action, responsible gaming pressures or other factors beyond our control would threaten the commercial success of our cashless gaming products and services. Our ticket-out debit device (“TODD”) required extensive laboratory testing and certification and to date has only been approved for use in one gaming establishment, which gaming establishment discontinued the use of TODD effective January 4, 2008. EDITH has been approved by only one regulatory authority. Both of these new products have been expressly disapproved for use in Nevada.

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

Through our wholly-owned subsidiary, Arriva, and together with CIT, a licensed banking institution, and Fiserv, a credit processing service organization, we have entered the consumer credit business through the issuance of the Arriva Card, a private label credit card. We have entered into an agreement with CIT whereby it issues the card, extends the credit to the cardholder, and maintains a revolving credit account for the cardholder. When a customer uses the Arriva Card for a transaction, CIT extends credit to the patron for the face amount of transaction and the fee charged by the gaming establishment and acquires the receivable from the customer. On December 13, 2007, Arriva entered into an amendment to the Receivables Sale Agreement that requires Arriva to purchase the originated receivable from CIT three business days from the date the of the loan settlement from CIT. This means that we will bear the credit risk of any cardholders’ non-payment.

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

Because Arriva is required to purchase the receivables three days from acquisition, we face the risk that customers who carry a balance on the Arriva Card will not repay their balances. Rising losses or leading indicators of rising losses (higher delinquencies or bankruptcy rates) may require us to increase our liability to repurchase accounts from CIT and our allowance for bad debt on the accounts we have purchased and may increase our operating losses from Arriva if we are unable to raise revenue or reduce costs to compensate for these higher losses.

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
Attempting to enter international markets in which we have not previously operated may expose us to political, economic, tax, legal and regulatory risks not faced by businesses that operate only in the United States. The legal and regulatory regimes of foreign markets and their ramifications on our business are less certain. Our international operations will be subject to a variety of risks, including different regulatory requirements and interpretations, trade barriers, difficulties in staffing and managing foreign operations, higher rates of fraud, fluctuations in currency exchange rates, difficulty in enforcing or interpreting contracts or legislation, political and economic instability and potentially adverse tax consequences. For example, our entry into Macau SAR was subject to our receipt of approvals, licenses or waivers by or from the Monetary Authority of Macau, the Macau Gaming Commission and the Macau Gaming Inspection and Coordination Bureau, as applicable or deemed necessary by such authorities. If we did not receive all of such approvals, licenses or waivers we would not be able to undertake all of our operations in Macau SAR. Similar difficulties in obtaining approvals, licenses or waivers from the monetary and gaming authorities of other jurisdictions, in addition to other potential regulatory and quasi-regulatory issues that we have not yet ascertained, may arise in other international jurisdictions into which we attempt to enter. In these new markets, our operations will rely on an infrastructure of financial services and telecommunications facilities that may not be sufficient to support our business needs, such as the authorization and settlement services that are required to implement electronic payment transactions and the telecommunications facilities that would enable us to reliably connect our networks to our products at gaming establishments in these new markets. In these new markets, we may additionally provide services based upon interpretations of applicable law, which interpretation may be subject to regulatory or judicial review. These risks, among others, could materially adversely affect our business and operating results. In connection with our expansion into new international markets, we may forge strategic relationships with business partners to assist us. The success of our expansion into these markets therefore may depend in part upon the success of the business partners with whom we forge these strategic relationships. If we do not successfully form strategic relationships with the right business partners or if we are not able to overcome cultural differences or differences in business practices, our ability to penetrate these new international markets will suffer.

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
In certain foreign regions in which we currently operate or may operate in the future, new card security features have been developed as a fraud deterrent. An example of such feature is known as chip-and-pin, which requires merchant terminals to be capable of obtaining an authorization through a chip-and-pin entry mode in addition to traditional magnetic stripe and keyed entry modes. Currently, we are in the process of upgrading our devices in certain international jurisdictions to accept these new technologies. In the interim, we are exposed to potential additional chargeback risks arising from our inability to fully integrate these new card security features in certain of the international jurisdictions in which we operate. The card associations have mandated that in all jurisdictions other than the United States and Canada, chargeback liability for those transactions authorized through non-chip-and-pin entry modes where chip-and-pin should be supported will be borne by the applicable merchant, i.e. us, effective January 1, 2007. The card associations have similarly mandated that such chargeback liability for those transactions that occur in Canada will be borne by the applicable merchant, i.e. us, effective January 4, 2010. Additionally, we intend to provide our services in international markets in which we have not previously operated and have no experience as to chargebacks. Accordingly, we may be exposed to higher than anticipated chargeback liability, which could have a material adverse effect upon our business, cash flows or results of operations.

A material increase in market interest rates or changing regulations could adversely affect our ATM business.
We obtain a supply of cash for our ATMs from Bank of America. Pursuant to our contract with Bank of America, we are obligated to pay a monthly fee that is based upon the amount of cash used to supply our ATMs and a market interest rate. Assuming no change in the amount of cash used to supply our ATMs, an increase in market interest rates will result in an increase in the monthly fee that we must pay to obtain this supply of cash, thereby increasing our ATM operating costs. Any increase in the amount of cash required to supply our ATMs would magnify the impact of an increase in market interest rates. An increase in interest rates may result in a material adverse effect on our financial condition and operating results. For the nine months ended September 30, 2007 and the year ended December 31, 2006, we incurred approximately $12.0 million and $15.7 million, respectively, in aggregate fees to Bank of America for this supply of cash.
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
We currently rely on TeleCheck to provide check warranty services to many of our customers. When a gaming establishment obtains an authorization from TeleCheck pursuant to its check warranty service, TeleCheck warrants payment on the patron’s check. If the patron’s check is subsequently dishonored upon presentment for payment, TeleCheck purchases the dishonored check from the gaming establishment for its face amount. Pursuant to the terms of our contract with TeleCheck, we share a portion of the loss associated with these dishonored checks. Although this contract limits the loss percentage of the dishonored checks to which we are exposed, there is no limit on the aggregate dollar amount to which we are exposed, which is a function of the face amount of checks warranted. TeleCheck manages and mitigates these dishonored checks through the use of risk analytics and collection efforts, including the additional fees that it is entitled to collect from check writers of dishonored checks. During the nine months ended September 30, 2007 and the year ended December 31, 2006, our warranty expenses with respect to TeleCheck’s check warranty service were $4.7 million and $8.4 million, respectively. We have no control over TeleCheck’s decision to warrant payment on a particular check and we have limited visibility into TeleCheck’s collection activities. As a result, we may incur an unexpectedly high level of check warranty expenses at any time, and if we do, we may suffer a material adverse effect to our business or results of operations.
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
We provide our cash access products and related services exclusively to gaming establishments for the purpose of enabling their patrons to access cash. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity, and participation in discretionary leisure activities has in the past and may in the future decline during economic downturns because consumers have less disposable income. Therefore, during periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. Gaming activity may also decline based on changes in consumer confidence related to general economic conditions or outlook, fears of war, future acts of terrorism, or other factors. A reduction in tourism could also result in a decline in gaming activity. Finally, a legislature or regulatory authority may prohibit or significantly restrict gaming activities in its jurisdiction. A decline in gaming activity as a result of these or any other factors would have a material adverse effect on our business and operating results. Changes in consumer preferences could also harm our business. Gaming competes with other leisure activities as a form of consumer entertainment and may lose popularity as new leisure activities arise or as other leisure activities become more popular. In addition, gaming in traditional gaming establishments competes with Internet-based gaming for gaming patrons, which is currently not lawful in the United States of America. The popularity and acceptance of gaming is also influenced by the prevailing social mores and changes in social mores could result in reduced acceptance of gaming as a leisure activity. To the extent that the popularity of gaming in traditional gaming establishments declines as a result of either of these factors, the demand for our cash access services may decline and our business may be harmed.
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
We are subject to a variety of regulations in the jurisdictions in which we operate. Most of the gaming regulators in jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machine or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors, construction contractors and laundry and linen suppliers. In these jurisdictions, we are generally characterized as a non-gaming supplier or vendor and we must obtain a non-gaming supplier’s or vendor’s license, qualification or approval. The obtaining of these licenses, qualifications or approvals and the regulations imposed on non-gaming suppliers and vendors are typically less stringent than for gaming related suppliers and vendors. However, a few of the gaming regulators in jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors, and in those jurisdictions we currently are subject to the same stringent licensing, qualification and approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Such requirements include licensure or finding of suitability for some of our officers, directors and beneficial owners of our securities. If gaming regulatory authorities were to find any such officer, director or beneficial owner unsuitable, or if any such officer, director, or beneficial owner fails to comply with any licensure requirements, we would be required to sever our relationship with that person. Severing our relationship with a person may require such individual ceasing to provide services to us in any capacity, including as an officer, director, employee or consultant, such person divesting himself, herself or itself of all or substantially all of its equity interest in us, and we refraining from conducting any business or maintaining any business relationship with such person or any entity that such person is a director, officer or stockholder of or is otherwise affiliated with. Any of the foregoing could be costly to the Company and materially disruptive of its management and operations. Any loss or denial of licensure or finding of unsuitability in any one jurisdiction would likely result in similar adverse regulatory actions in several other jurisdictions, resulting in a domino effect of adverse regulatory actions. The effects of the internal investigation that we announced on November 14, 2007 have resulted in heightened scrutiny from gaming regulators and an increased risk of regulatory intervention.
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
Prior changes in our ownership, management and corporate structure, including the recapitalization of our ownership and our conversion from a limited liability company to a corporation in 2004, required us to notify many of the state and tribal gaming regulators under whose jurisdiction we operate. In many cases, those regulators have asked us for further information and explanation of these changes. To date, we have satisfied some of these inquiries, and are continuing to cooperate with those that are ongoing. Given the magnitude of the changes in our ownership that resulted from recapitalization, we were required to reapply for new permits or licenses in many jurisdictions but we were not required to discontinue our operation during the period of re-application. For example, for historic reasons that predate the leveraged recapitalization of our company in 2004, an entity controlled by First Data Corporation, called Casino Credit Services, provided gaming patron credit bureau services to gaming establishments in the State of Michigan. As part of the leveraged recapitalization of our company in 2004, an entity controlled by two of our directors, Karim Maskatiya and Robert Cucinotta, assumed control of Casino Credit Services which, in turn, resells the services of Central to certain gaming establishments located in Detroit, Michigan. This change in control of Casino Credit Services requires approval by the gaming regulators in Michigan. Casino Credit Services has been permitted to continue its operations pending such approval by the gaming regulators in Michigan. In the interim, the entity controlling Casino Credit Services has negotiated the terms of a complete transfer of ownership of Casino Credit Services to an unaffiliated third party, pending the approval of such transfer of ownership by the gaming regulators in Michigan.

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
In addition, some of the new products and services that we may develop cannot be offered in the absence of regulatory approval of the product or service or licensing of us, or both. For example, our TODD cashless gaming product has to date only been approved by the gaming regulators for use at one gaming establishment, which gaming establishment discontinued use of TODD as of January 4, 2008, and cannot be used at any other location until we receive approval from the appropriate authority in such additional location. These approvals could require that we and our officers, directors or ultimate beneficial owners obtain a license or be found suitable and that the product or service be approved after testing and review. We may fail to obtain any such approvals in the future.
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
The United Kingdom (“UK”) Gambling Act 2005 (the “Gambling Act”) entered into force as law on September 1, 2007. The UK Gambling Act may be interpreted as prohibiting our provision of credit card cash advance services in UK casinos. Because of this interpretation by the UK Gambling Commission and their regulatory body, the Department of Culture, Media and Sport, we ceased processing credit card cash advance transactions in UK casinos as of September 1, 2007. If a similar position is taken by gaming regulators in other jurisdictions, we could be subject to material adverse effects on our business, financial condition and operating results. Undertaking judicial review of such determinations or interpretations, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources. Finally, if we were to resume providing credit card cash advance transactions in gaming establishments in the UK following a judicial interpretation or regulatory action that prohibits us from doing so, we could be subject to prosecution that results in harm to our reputation and the imposition of penalties or fines.
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
Our Central Credit gaming patron credit bureau services and Arriva are subject to the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003 and similar state laws. Our QuikCredit service and TeleCheck’s and our collection practices in connection with dishonored checks with respect to which TeleCheck or Central Credit has issued authorizations pursuant to TeleCheck’s or Central Credit’s check warranty service, are subject to the Fair Debt Collections Practices Act and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs and our ability to surcharge cardholders who use our ATMs. The cash access services we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. In most gaming establishments, our cash access services are provided through gaming establishment cashier personnel, in which case the gaming establishments are required to file Currency Transaction Reports (“CTRs”) and Suspicious Activity Reports (“SARs”). In a limited number of gaming establishments, we provide our cash access services directly to patrons at satellite cashiers or booths that we staff and operate, in which case we are required to file CTRs and SARs on a timely basis. Additionally, as of December 31, 2006, IPS commenced required notification of FINCen as to our agency relationship with IPS, which relationship was not previously reported to FINCen.

As a result of such notification, we are required to commence the filing of SARs with respect to transactions completed at all gaming establishments at which our cash access services are provided and may be required to additionally file SARs with respect to transactions completed during the previous nine month period at all such gaming establishments. If we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher or offer our QuikCredit service, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers. Banking regulators in Rhode Island have previously questioned whether our provision of check verification and guarantee services to gaming establishments in Rhode Island required us to hold a check cashing license and currently question whether our provision of cash access services to gaming establishments in Rhode Island require us to hold a check cashing license. It is our position that our check verification and guarantee services merely support a gaming establishment’s check cashing activities, but do not themselves constitute check cashing and that we therefore do not need a check cashing license to provide such services. It is also our position that our cash access services, which involve the purchase and sale of a negotiable instrument, do not constitute check cashing and that we therefore do not need a check cashing license to provide such services. Our entry into the consumer credit business through the provision of the Arriva Card requires us to maintain a relationship with a licensed banking institution to issue Arriva Cards and subjects us to compliance with numerous state and federal laws governing consumer lending, debt collection practices and credit reporting. In addition, our relationship with IPS expires on December 31, 2009. On February 22, 2007, IPS’ parent company, First Data, announced that it will be exiting the official check and money order business over the course of the next two to three years. We are considering obtaining money transmitter licenses in many states, which would cause us to become subject to state licensing requirements and regulations governing money transmitters.
We are subject to formal or informal audits, inquiries or reviews from time to time by the regulatory authorities that enforce these financial services rules and regulations. In the event that any regulatory authority determines that the manner in which we provide cash access services, patron marketing services, gaming patron credit bureau services or private label credit cards is not in compliance with existing rules and regulations, or the regulatory authorities adopt new rules or regulations that prohibit or restrict the manner in which we provide cash access services, patron marketing services, gaming patron credit bureau services or private label credit cards, we may be forced to modify the manner in which we operate, or stop processing certain types of cash access transactions, providing patron marketing services, gaming patron credit bureau services or private label credit cards altogether. We may also be required to pay substantial penalties and fines if we fail to comply with applicable rules and regulations. For example, if we fail to file CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with either the Bank Secrecy Act or the USA PATRIOT Act of 2001, we could be subject to substantial civil and criminal penalties. In addition, our failure to comply with applicable rules and regulations could subject us to private litigation. Any such actions could have a material adverse effect on our business, financial condition and operating results.
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
Consumer privacy laws may change, requiring us to change our business practices or expend significant amounts on compliance with such laws.
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

Regulators reviewing our policies and practices may require us to modify our practices in a material or immaterial manner or impose fines or other penalties if they believe that our policies and practices do not meet the necessary standard. To the extent that our patron marketing services have in the past failed or now or in the future fail to comply with applicable law, our privacy policies or the notices that we provide to patrons, we may become subject to actions by a regulatory authority or patrons which cause us to pay monetary penalties or require us to modify the manner in which we provide patron marketing services. To the extent that patrons exercise their right to “opt out,” our ability to leverage existing and future databases of information would be curtailed. Consumer and data privacy laws are evolving, and due to recent high profile thefts and losses of sensitive consumer information from protected databases, we anticipate that such laws will be broadened in their scope and application, impose additional requirements and restrictions on gathering, encrypting and using patron information or narrow the types of information that may be collected or used for marketing or other purposes or require patrons to “opt-in” to the use of their information for specific purposes, or impose additional fines or potentially costly compliance requirements which will hamper the value of our patron marketing services.
Responsible gaming pressures could result in a material adverse effect on our business and operating results.
Responsible gaming pressures can have a similar effect on us as governmental gaming regulation. Our ability to expand our business and introduce new products and services depends in part on the support of, or lack of opposition from, social responsibility organizations that are dedicated to addressing problem gaming. If we are unable to garner the support of responsible gaming organizations or if we face substantial opposition from responsible gaming organizations, we may face additional difficulties in sustaining our existing customer relationships, establishing new customer relationships, obtaining required regulatory approvals for new products or services, or providing our services into new markets, each of which could have a material adverse effect on our business, financial condition and operating results.
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
There has been a public market for our common stock since September 22, 2005. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including those described above under “— Risks related to our business,” “— Risks related to the industry” and the following:
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
Following our public announcement on November 14, 2007 of an internal investigation by an independent committee of our Board of Directors and the delay in filing our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, the trading price of our common stock suffered a significant decline. Securities class action litigation is often brought against a company following a decline in the market price of its securities. The announcement of the investigation and decline in trading price of our common stock have exposed us to greater risks associated with securities class action litigation, which could be time consuming, expensive, and may distract management from the conduct of our business. Any adverse resolution of such litigation could have a material adverse effect on our business, financial condition and results of operations.

On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada against our current directors, one of our former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholder including attorneys’ fees. The Company has indemnification agreements with each of the individual defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such individuals from liability to the Company. This derivative litigation could be time consuming, expensive, and may distract management from the conduct of our business. Any adverse resolution of this derivative litigation could have a material adverse effect on our business, financial condition and results of operations.
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
Messrs. Maskatiya and Cucinotta and entities affiliated with Summit Partners possess significant voting power and may take actions that are not in the best interests of our other stockholders.
As of September 30, 2007, Messrs. Maskatiya and Cucinotta and entities affiliated with Summit Partners owned or controlled shares representing, in the aggregate, approximately 44.1% of the outstanding shares of our common stock. Accordingly, Messrs. Maskatiya and Cucinotta and these entities affiliated with Summit Partners will exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. Mr. Maskatiya’s and Mr. Cucinotta’s and these entities’ ownership may have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them and even if they are not in the interests of other stockholders.
Conflicts of interest may arise because some of our directors are also directly or indirectly our controlling stockholders.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

							Maximum
							Approximate
					Total Number of		Dollar Value of
			Average Price		Shares Purchased		Shares that May
	Total Number of		per Share		as Part of Publicly		Yet Be Purchased
	Shares Purchased		Purchased or		Announced Plans		Under the Plans
	or Withheld		Withheld		or Programs		or Programs

7/1/07 — 7/31/07	38,000	(1)	$15.52	(3)	38,000	(1)	$44,871,704	(5)
	62,866	(2)	$14.35	(4)	62,866	(2)

8/1/07 — 8/31/07	404,300	(1)	$11.88	(3)	404,300	(1)	$40,021,015	(5)
	3,191	(2)	$14.55	(4)	3,191	(2)

9/1/07 — 9/30/07	730,000	(1)	$11.12	(3)	730,000	(1)	$31,869,388	(5)
	3,159	(2)	$11.04	(4)	3,159	(2)

Subtotals	1,172,300	(1)	$11.53	(3)	1,172,300	(1)
	69,216	(2)	$14.21	(4)	69,216	(2)

Total	1,241,516		$11.67		1,241,516

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

ITEM 6.	EXHIBITS

Exhibit No.	Description.

3.1(1)	Amended and Restated Bylaws
10.1(2)	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of August 8, 2007, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc. and Bank of America, N.A., as Administrative Agent.
10.2(3)	Amendment to Treasury Services Terms and Conditions Booklet, dated December 19, 2007, by and between Global Cash Access, Inc. and Bank of America, N.A.
31.1*	Certification of Scott Betts, Chief Executive Officer and Chief Financial Officer of Global Cash Access Holdings, Inc. dated January 30, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Scott Betts, Chief Executive Officer and Chief Financial Officer of Global Cash Access Holdings, Inc. dated January 30, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 26, 2007.

(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 9, 2007.

(3)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 26, 2007.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 30, 2008	GLOBAL CASH ACCESS HOLDINGS, INC.

(Date)	(Registrant)

	By:	/s/ Scott Betts

Scott Betts Chief Executive Officer and Chief Financial Officer (For the Registrant and as Principal Financial Officer and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description.

3.1(1)	Amended and Restated Bylaws
10.1(2)	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of August 8, 2007, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc. and Bank of America, N.A., as Administrative Agent.
10.2(3)	Amendment to Treasury Services Terms and Conditions Booklet, dated December 19, 2007, by and between Global Cash Access, Inc. and Bank of America, N.A.
31.1*	Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated January 30, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated January 30, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 26, 2007.

(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 9, 2007.

(3)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 26, 2007.

*	Filed herewith