Form 10-K
period 2007-12-31
Global Cash Access Holdings, Inc.
filed 2008-03-17
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” ” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $735.5 million.
There were 82,981,212 shares of the registrant’s common stock issued and outstanding as of the close of business on March 12, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be held on May 1, 2008 are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

GLOBAL CASH ACCESS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2007

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
Forward-looking statements include, but are not limited to, statements regarding the following matters: in Item 1, (1) the declining usage of checks relative to other forms of payment; (2) our efforts to obtain card association acceptance of biometric facial recognition as an approved transaction completion protocol to enable the completion of credit card cash advance and POS debit card transactions at our ACMs without the assistance of a cashier and the potential of our ACM’s to reduce transaction times, to improve the customer experience or to reduce a gaming establishment’s cashier labor costs; (3) our belief that gaming establishments find our patron marketing services helpful as they try to attract new patrons and to retain existing patrons; (4) our continuing to build existing patron profiles and add new patron profiles to our patron transaction database as the applicable transaction volume increases; (5) our plan to submit EDITH for approval in other gaming jurisdictions in the future; (6) our continued efforts to comply with any and all gaming regulatory authorities, requests, inquiries or applications, including but not limited to determinations of suitability, investigations, if any, and disclosures as to beneficial ownership; (7) our belief that the ability to introduce and respond to technological innovation in the gaming industry will be an increasingly important qualification for the future success of any provider of cash access services; (8) our belief that almost all gaming establishments outsource their cash access service to third-party providers; (9) our continuing to implement policies and procedures as well as adapt our business practices to comply with the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003, similar state credit reporting laws and regulations, the Gramm-Leach-Bliley Act and similar state privacy laws and regulations; (10) our engagement in efforts to collect on our QuikCredit Service, dishonored checks purchased by Central Credit pursuant to our check warranty services, returns from customer payments on their account with the Arriva Card, and chargebacks on our cash advance products; (11) our expectation to become subject to additional gaming regulations and other laws in the jurisdictions into which we expand our operations; in Item 1A, (12) our expectation that competition in the market for cash access products and related services will continue to intensify; (13) our belief that we will incur $2.9 million in costs to resolve commission calculation issues for relevant customers; (14) our continued compliance with the PCI Data Security Standard; (15) our expectation to pay a significantly lower amount in United States federal income taxes than we provide for in our income statements due to recording $247.0 million in deferred taxes; (16) our expectation to grow our business through the introduction of new products and services by continuing to enter into joint development projects; (17) our intention to provide our services in international markets in which we have not previously operated and have no experience as to chargebacks; (18) our expectation that a substantial portion of our future growth will result from the general expansion of the gaming industry; in Item 2, (19) our belief that our facilities are adequate for our business as currently conducted, in Item 3, (20) our belief that resolution of legal disputes and proceedings arising from the ordinary course of general business activities will not have a material adverse effect on our consolidated financial position, results of operations or cash flows; in Item 5, (21) our intention to retain all our earnings to finance the growth and development of our business and our anticipation that we will not pay any dividends on our common stock in the foreseeable future; in Item 7, (22) our recognition and enjoyment of deferred tax assets and liabilities from the expected tax consequences of differences between the book basis and tax basis of our assets and liabilities in connection with our conversion to a taxable entity and the pro forma expected effect of such asset; (23) our expectation that the increase in the average amount disbursed per cash advance transaction is a trend that will continue; (24) our expectation that the increase in the number of transactions completed at our ATMs and the increase in the average surcharge assessed to patrons is a trend that will continue; (25) our expectation that commissions will increase as a percentage of revenue as new contracts are signed or existing contracts are renewed; (26) our expectation that revenue in 2008, excluding the contemplated acquisition of Certegy Gaming Services, will continue to increase, although at rates significantly below those in 2007; (27) our expectation that a decline in gaming patronage and revenues will continue in 2008; (28) our expectation that commissions and interchange will continue to increase, and that in 2008 cost of revenues (exclusive of depreciation and amortization) will increase at a rate faster than revenues; (29) our expectation that operating expenses will decrease in 2008 as compared to those levels experienced in 2007; (30) our expectation that depreciation and amortization will not vary significantly in 2008 from those amounts incurred in 2007; (31) our expectation that, assuming a constant level of LIBOR, interest income (expense), net will decline in 2008 as a result of lower anticipated levels of outstanding indebtedness; (32) our anticipated effective tax rate for 2008 and our belief that pretax income in 2008 will be higher than it was in 2007; (33) our expectation that IFT will record a loss in 2008; (34) our belief that our estimates and assumptions in preparing our consolidated financial statements in accordance with critical accounting policies are reasonable; (35) our belief that it is more likely than not that we will be able to utilize our deferred tax assets; (36) our expectation that this will result in an aggregate of $197.0 million in cash savings over the remaining 12 year life of the deferred tax asset related to our conversion to a corporation; (37) our belief that borrowings available under our senior secured credit facilities together with our anticipated operating cash flows will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on our debt through the next 12 months and the foreseeable future; (38) our belief that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations; in Item 7A, (39) our expectation to continue to pay interest based on LIBOR of various maturities; in Item 8, (40) our expected amortization of the acquisition cost of the “3-in-1 rollover” patent over its remaining legal life of 11 years; (41) our intent to reinvest the earnings of our foreign subsidiaries into such subsidiaries; (42) our use of significant estimates in preparing the consolidated financial statements including the estimated useful lives for depreciable and amortizable assets, estimated cash flows in assessing the recoverability of long-lived assets, and estimated liabilities for warranty expense, chargebacks, litigation, claims and assessments; (43) our use of estimates in determining the fair value of options granted, including expected option lives and employee option exercise behavior, expected volatility and expected dividend yield and our expectation that the cost of unrecognized compensation expense with respect to stock options will be recognized on a straight-line basis over a weighted average period of 2.6 years; (44) our expectation regarding the vesting of restricted shares and that the cost of unrecognized compensation expense with respect to the restricted stock will be recognized on a straight-line basis over a weighted average period of 2.8 years; (45) our expectation to defend the Canadian GST rebate claim through the assessment process, the appeals process and then through court, if necessary; (46) our expectation that all issues raised by card associations will be resolved in the normal course of business and that related changes to transaction processing, if any, will not result in a material adverse impact to our financial results; (47) our belief that the Company’s income tax filing position and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change in our financial position; (48) our expected future use of net operating losses and foreign tax credits to offset future taxable income; (49) our expectation to consummate the Stock Purchase Agreement with FIS and CGS in April of 2008; and (50) our intention to promptly disclose to the public, to the extent required by law, any amendments to, or waivers from, any provision of the Code of Conduct by posting the relevant material on our website in accordance with the SEC rules.
These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected or assumed in such forward-looking statements, including, without limitation, (1) changing consumer preferences with respect to the choice of payment methods and the possibility that consumers find the usage of checks increasingly desirable in the future; (2) card association resistance to accepting new technologies, the failure of biometric facial recognition to accurately identify patrons, patron unfamiliarity with ACMs or patron preferences to complete transactions in person at a cashier; (3) gaming establishments finding our patron marketing services as unnecessary, costly or less desirable than alternative methods of attracting new patrons and retaining valued patrons; (4) changes to applicable privacy laws and regulations or patron opt-out elections that limit the collection of data that is necessary to build patron profiles and add new patron profiles; (5)unduly burdensome obstacles to obtaining regulatory approval for our EDITH product; (6) unexpected difficulties in achieving approvals from gaming regulatory authorities or satisfying inquiries by gaming regulatory authorities, through no fault of our own; (7) competitive pressures such as pricing, availability or breadth of offerings causing technological innovation to become a decreasingly important qualification for the future success of any provider of cash access services; (8) gaming establishments replacing their outsourced cash access services with in-house cash access services to generate additional revenue, exert greater control over their operations or increase their autonomy; (9) our establishment of policies, procedures and business practices that fully comply with the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003, similar state credit reporting laws and regulations, the Gramm-Leach-Bliley Act and similar state privacy laws and regulations, or our discontinuation of product or service offerings that require compliance with these laws and regulations; (10) our potential outsourcing of all collection efforts or our decision not to pursue collection efforts in any particular instance for business development, cost containment or other reasons; (11) our inability to expand our operations into jurisdictions in which we do not currently operate for competitive, regulatory or operational limitations; (12) unexpected decline in the growth of the gaming market; (13) inability to accurately predict the costs associated with resolving outstanding commission calculation issues with relevant customers, (14) unexpected changes in PCI Data Security Standard compliance requirements; (15) inability to accurately predict federal income tax expenses related to our recordation of deferred taxes; (16) unexpected complications or disputes related to our joint development projects; (17) inability to accurately predict our success in integrating into international markets; (18) stagnant growth in the gaming industry; (19) unexpected growth necessitating the need to enter into additional facility leases; (20) uncertainties associated with and our limited ability to control the litigation process; (21) an unanticipated accumulation of cash or stockholder pressure to declare or pay cash dividends; (22) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (23) a change in patron behavior that results in smaller but more frequent cash advance transactions; (24) an increase in the availability and usage of competitive ATMs nearby gaming establishments that displaces use of our ATMs; (25) our ability to offer gaming establishments other incentives to enter into new contracts or renew existing contracts without increasing commission rates; (26) inability to accurately predict revenues for 2008; (27) inability to accurately forecast the gaming patronage in 2008; (28) our inability to control interchange rates and our ability to offer gaming establishments incentives other than increased commission rates; (29) inability to accurately predict the rate at which our operating expenses will decrease in 2008 (30) unanticipated cost savings or larger than anticipated revenue increases due to market expansion, competitive success or otherwise; (31) our inability to control LIBOR, our failure to repay existing indebtedness or unanticipated incurrence of additional indebtedness; (32) changes to tax laws or changes in our tax position, unanticipated increases in operating expenses as a result of litigation, changes in labor rates or otherwise or a decline in revenue due to competitive forces, in each case resulting in lower than expected pretax income in 2007; (33) an unanticipated realization of revenue by IFT as a result of product introduction into the market, recoveries in litigation to enforce intellectual property rights, or otherwise; (34) unanticipated changes in accounting guidance and inaccuracies of our assumptions (35) changes to tax laws or changes in our tax position, as a result of an audit or otherwise, including changes in the amortization of our tax asset as a result of an audit or otherwise; (36) changes to tax laws or changes in our tax position, as a result of an audit or otherwise, including changes in the amortization of our tax asset as a result of an audit or otherwise; (37) unanticipated needs for working capital and capital expenditures, our failure to satisfy conditions precedent to our ability to borrower under our senior secured credit facilities or an unanticipated reduction in cash flow from operations as a result of competitive pressures or otherwise; (38) the unanticipated loss of or damage to our equipment or the need to replace our equipment as a result of unanticipated obsolescence, regulatory changes or otherwise; (39) fluctuation in interest rates generally and LIBOR specifically; (40) unanticipated invalidation of or obsolescence of the “3-in-1 rollover” patent or our potential disposition of the patent prior to the expiration of its legal life; (41) our need to repatriate the cash earnings of our foreign subsidiaries to satisfy capital requirements of our operations in the United States; (42) the unanticipated obsolescence of certain assets due to technological innovation or otherwise and the inherent uncertainties in estimating cash flows and liabilities from future operations; (43) our inability to predict employee turnover, control employee option exercise behavior, and predict stock price volatility, or the unanticipated payment of dividends; (44) our inability to predict employee turnover that affects the vesting of restricted stock; (45) the possibility that we abandon our pursuit of the GST rebate claim due to doubts as to the likelihood of success or to avoid costs; (46) our inability to predict changes in card association regulations and the possibility that unanticipated changes materially impair our operations; (47) unexpected changes to corporate tax regulations; (48) changes to tax laws or changes in our tax position or our failure to generate income against which net operating losses or foreign tax credits can be applied; (49) unexpected delays in consummating the Stock Purchase Agreement with FIS and CGS;) and (50) a change in our disclosure policy relating to amendments to or waivers of our Code of Conduct to utilize an alternative method of disclosure that is permitted under applicable law.
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
ITEM 1. BUSINESS
Global Cash Access Holdings, Inc. (“the Company” or “Holdings”) is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. (“GCA”). GCA directly or indirectly owns all of the assets and either all or a majority of the equity interests of the subsidiaries that operate our business. These subsidiaries include Central Credit, LLC (“Central” or “Central Credit”), Global Cash Access (Canada) Inc. (“GCA Canada”) (formerly known as CashCall Systems Inc.), Global Cash Access (BVI) Inc. (“BVI”), Arriva Card, Inc. (“Arriva”), Global Cash Access Switzerland A.G. (“GCA Switzerland”), Innovative Funds Transfer, LLC (“IFT”) (formerly known as QuikPlay, LLC), Global Cash Access (UK) Ltd. (“GCA UK”), Global Cash Access (HK) Ltd. (“GCA HK”) and GCA (Macau) S.A. (“GCA Macau”). IFT is a joint venture that is 60% owned by GCA and 40% owned by International Game Technology (“IGT”). Unless otherwise indicated, the terms “we,” “us,” “our,” “our company” and “our business” refer to Global Cash Access Holdings, Inc. together with its consolidated subsidiaries.

Overview
We are a provider of cash access products and related services to the gaming industry in the United States and several international markets. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including Automated Teller Machine (“ATM”) cash withdrawals, credit card cash advances, point-of-sale (“POS”) debit card transactions, check verification and warranty services and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments. Commencing in the third quarter of 2006, we began offering, through Arriva, the Arriva Card, a private-label revolving credit card aimed at consumers who perform cash advance transactions in gaming establishments. In February 2008, we announced that as part of our strategy of focusing on our core electronic payments business, we will discontinue offering the Arriva Card.
We provide cash access products and related services at gaming establishments worldwide. In general, our contracts with gaming establishments are exclusive and range in duration from one to three years.
In 2007, we processed over 90.5 million transactions, which resulted in approximately $21.3 billion in cash being disbursed to gaming patrons. For the year ended December 31, 2007, we generated revenues and operating income of $600.9 million and $72.7 million, respectively.
We began our operations in July 1998 as a joint venture limited liability company among M&C International, entities affiliated with Bank of America, N.A. (“Bank of America”) and First Data Corporation (“First Data”). In September 2000, Bank of America sold its entire ownership interest in us to M&C International and First Data. In March 2004, all of our outstanding ownership interests were contributed to a holding company and all of First Data’s ownership interest in us was redeemed. Simultaneously, Bank of America reacquired an ownership interest in us (the “Recapitalization”). In May 2004, M&C International sold a portion of its ownership interest to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a corporation (the “Private Equity Restructuring”). In September 2005, we completed an initial public offering of our common stock. In 2007, M&C International distributed its holdings of our common stock to its two principals, Karim Maskatiya and Robert Cucinotta.
Our principal executive offices are located at 3525 East Post Road, Suite 120, Las Vegas, Nevada 89120. Our telephone number is (800) 833-7110. Our Internet web site address is http://www.globalcashaccess.com. The information on our web site is not part of this Annual Report on Form 10-K or our other filings with the United States Securities and Exchange Commission (“SEC”).
Our Business
Our cash access products and services enable three primary types of electronic payment transactions: ATM cash withdrawals, credit card cash advances and POS debit card transactions. As of December 31, 2007, patrons could complete any of these three transactions at any of our Casino Cash Plus 3-in-1 ATMs, Automated Cashier Machines (“ACMs”) or 3-in-1 Enabled redemption devices. In addition, patrons can complete credit card cash advances and POS debit card transactions at any of our QuikCash kiosks, all of which we own. We also provide check verification and warranty services to gaming establishments that cash patron checks. Commencing in the third quarter of 2006, through Arriva, we began offering the Arriva Card, a private-label revolving credit card aimed at consumers who perform cash advance transactions in gaming establishments. In February 2008, we announced that as part of our strategy of focusing on our core electronic payments business, we will discontinue offering the Arriva Card.
ATM Cash Withdrawals
ATM cash withdrawal transactions represent the largest category of electronic payment transactions that we process, as measured by dollar and transaction volume. In an ATM cash withdrawal, a patron directly accesses funds from a device enabled with our ATM service by either using an ATM card to withdraw funds from his or her bank account or using a credit card to access his or her line of credit; in either event the patron must use the Personal Identification Number (“PIN”) associated with such card. Our processor then routes the transaction request through an electronic funds transfer (“EFT”) network to the patron’s bank or issuer. Depending upon a number of factors, including the patron’s account balance or credit limit and daily withdrawal limit (which is usually $300 to $500 during a 24-hour period and is determined by the patron’s bank or issuer), the bank or issuer will either decline or authorize the transaction. If the transaction is authorized, then the ATM-enabled device dispenses the cash to the customer. For a transaction using an ATM card, the patron’s bank account is debited by the amount of cash disbursed plus a service fee that we assess the patron for the use of ATM service. For a transaction using a credit card, the patron’s credit card account is charged by the amount of cash disbursed plus a service fee that we assess the patron for the use of our ATM service. The service fee is currently a fixed dollar amount and not a percentage of the transaction size. In most circumstances we share the majority of this service fee with our gaming establishment customer for the right to operate on its premises. We also receive a fee, we refer to as reverse interchange, from the patron’s bank for accommodating the bank’s customer.

Credit Card Cash Advances and POS Debit Card Transactions
Patrons can also obtain credit card cash advances and POS debit card transactions using many of our devices. A patron’s credit card cash advance limit is usually a sub-limit of the total credit line and is set by the card-issuing bank. These limits vary significantly and can be larger or smaller than the POS debit limit. A credit card cash advance transaction obligates the patron to repay the issuing bank over time on terms that are preset by the cardholder agreement. A patron’s POS debit card allows him or her to make cash withdrawals at the point of sale in an amount equal to the lesser of the amount of funds in his or her account or a daily limit that is generally five to ten times as large as the patron’s daily ATM limit. A POS debit card transaction immediately reduces the balance in the patron’s account.
When a patron requests a credit card cash advance or POS debit card transaction, our processor routes the transaction request through one of the card associations (e.g., VISA or MasterCard) or EFT networks (e.g., Star, Interlink or Maestro) to the issuing bank. Depending upon several factors, such as the available credit or bank account balance, the transaction is either authorized or declined by the issuing bank. If authorized, the patron’s bank account is debited or their credit card balance is increased by an amount equal to the funds requested plus a service fee that we charge the patron. The service fee is a percentage of the transaction size. If the transaction is authorized, our machines inform the patron that the transaction has been approved. If the transaction involves one of the card associations that have permitted us to complete transactions at an ACM, cash is dispensed. Otherwise, our machines instruct the patron to proceed to the gaming establishment’s cashier to complete the transaction, because credit card cash advances and POS debit card transactions involving other card associations or that are not undertaken at an ACM must currently be completed in face-to-face environments and a unique signature must be received in order to comply with rules of those card associations. Once at the cashier, the patron acknowledges payment of the fee and authorizes the transaction by placing his or her signature on a money order issued by our money order provider and made payable to the gaming establishment in an amount equal to the face amount and receives the face amount in cash. We remit the face amount to our money order provider and retain the fee. The gaming establishment deposits the money order in its own bank, and after a period of two to three days, the money order is presented to our money order provider for payment. In general, we pay the gaming establishment a portion of the service fee as a commission for the right to operate on their premises, although this payment as percentage of the fee is generally smaller for credit card cash advances and POS debit card transactions than for ATM withdrawals. We do not pay commissions in Switzerland and Belgium. In addition, we are obligated to pay interchange fees to the issuing bank and processing costs related to the electronic payment transaction.
Check Verification and Warranty Services
Although the usage of checks relative to other forms of payment is declining, patrons still cash checks at gaming establishments to fund their gaming play. When a patron presents a check at the cashier, the gaming establishment can (a) accept or deny the transaction based on its own customer information and at its own risk; (b) obtain third-party verification information about the check writer and the check to manage its risk; or (c) obtain a warranty on payment of the check which entitles the gaming establishment to reimbursement of the full face amount of the check if it is dishonored.
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
We currently provide check warranty services on two platforms: TRS Recovery Services (formerly known as TeleCheck Recovery Services, Inc.) (“TeleCheck”) and Central Credit Check Warranty. Our Central Credit Check Warranty product is currently the larger of the two platforms as measured by face amount of checks warranted. Under our agreement with TeleCheck, we receive all of the check warranty revenue and we pay a portion of TeleCheck’s operating expenses and warranty expenses. Operating expenses are fixed at a percentage of check warranty revenues. Warranty expenses are defined as any amounts paid by TeleCheck to gaming establishments to purchase dishonored checks. Our agreement further provides that TeleCheck will pay us the actual collections realized within 120 days after a check is purchased, subject to the obligation to pay us a guaranteed minimum amount of dishonored checks. In our Central Credit Check Warranty product, we receive all of the warranty revenue and incur all of the warranty risk, collection responsibility and operating expenses. We use and pay certain third party services to assist us in the warranty decision and the collection processes.

Central Credit
In addition to the three primary types of electronic payment transactions described above, a small number of gaming establishment patrons choose to access funds through credit extended by the gaming establishment. Central Credit is a gaming patron credit bureau specifically designed for the gaming industry to allow gaming establishments to improve their credit-granting decisions. Our Central Credit database contains gaming patron credit history and transaction data on gaming patrons. Our gaming credit reports are comprised of information recorded from patron credit histories at hundreds of gaming establishments. We provide such information to gaming establishments, who use that data, among other things, to determine if or how much credit they will grant credit to a patron. At a gaming establishment’s request, we can augment the information provided in our gaming credit reports with traditional credit reports or bank ratings provided by third-party consumer credit bureaus and bank reporting agencies. We charge our customers for access to gaming patron credit reports on a monthly basis; our fees are a combination of a fixed minimum fee plus per-transaction charges for certain requests.
Other
We also market money transfer services that allow patrons to receive money transfers at gaming establishments and provide information services that automate cashier operations and enhance patron marketing activities. In the third quarter of 2006, we launched the Arriva Card, a credit card for consumers who perform cash advance transactions in gaming establishments. CIT Bank is the issuer of the card and provides the credit to the customers, while Arriva is the administrator and servicer of Arriva Card accounts. As servicer, we earn interest and other fees from customers related to the use of their Arriva Cards. In February 2008, we announced that as part of our strategy of focusing on our core electronic payments business, we will discontinue offering the Arriva Card.
Our Products and Services
Our customer solutions consist of cash access products and services, information services, cashless gaming products and credit card servicing.

Cash Access Products and			Credit Card
Services	Information Services	Cashless Gaming Products	Servicing

• Casino Cash Plus 3-in-1 ATM	• Central Credit	• 3-in-1 Enabled Redemption Devices	• Arriva Card

• QuikCash	• QuikCash Plus Web	• EDITH

• ACM	• QuikReports

• Check verification and warranty	• QuikMarketing

• Money transfers
Cash Access Products and Services
We provide gaming establishments with the ability to enable their patrons to access cash through a variety of products and services.

Casino Cash Plus 3-in-1 ATM is an unmanned, cash-dispensing machine that offers patrons a quick way to access cash through ATM cash withdrawals, POS debit card transactions and credit card cash advances using our patented “3-in-1 rollover” functionality. Our patented “3-in-1 rollover” functionality allows a gaming patron to easily convert an unsuccessful ATM cash withdrawal into a POS debit card transaction or a credit card cash advance. When a patron is denied a standard ATM transaction, our “3-in-1 rollover” functionality automatically provides the option of obtaining funds via a POS debit card transaction or a credit card cash advance. For authorized ATM transactions, the Casino Cash Plus 3-in-1 ATM dispenses cash to the patron. For successful POS debit card transactions and credit card cash advances, once the transaction is authorized, the Casino Cash Plus 3-in-1 ATM instructs the patron to proceed to the cashier who completes the transaction by undertaking certain procedures in accordance with the rules of the major card associations, printing the money order, and dispensing cash to the patron. In addition to our own ATM, we have a strategic alliance with Capital One, N.A. (“Capital One”), pursuant to which we have incorporated our “3-in-1 rollover” functionality into Capital One ATMs and redemption devices that are located in gaming establishments. As of December 31, 2007 we had incorporated our “3-in-1 rollover” functionality into 166 Capital One ATMs and redemption devices that are located in gaming establishments.
QuikCash is the brand name of our stand-alone, non-ATM cash advance kiosks for the gaming industry. Our QuikCash kiosks are customer-activated terminals that provide patrons with access to credit card cash advances and POS debit card transactions. Once the transaction is authorized, the patron is instructed to proceed to the cashier who undertakes certain procedures in accordance with the rules of the major card associations, prints the money order, and dispenses cash to the patron.
Automated Cashier Machine (“ACM”) is an unmanned, cash-dispensing “virtual cashier” which was designed to provide gaming establishment patrons with credit card cash advances, POS debit card transactions, and ATM cash withdrawals as well as check cashing services without the need to visit the cashier after the initial “registration transaction.” Our ACMs provide gaming patrons the same cash access features as our Casino Cash Plus 3-in-1 ATMs. After an initial face-to-face enrollment transaction performed with the assistance of a gaming establishment’s cashier, our ACMs use biometric facial recognition technology, as a surrogate for face-to-face interaction with the cashier, to verify the patron’s identity. ATM transactions, check cashing transactions, POS debit card transactions and credit card cash advance involving one of the major card associations can be completed at the ACM without the assistance of a cashier. We assume chargeback liability for any credit card cash advance transaction in which we do not obtain a contemporaneous cardholder signature, which may result in increased chargeback liability. The use of biometric facial recognition is not an accepted surrogate for face-to-face interaction by other major card associations. We have been working with the card associations to achieve broader acceptance of biometric facial recognition as an approved transaction completion protocol.
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

Improve Credit Decision-Making
Central Credit is the leading gaming patron credit bureau, which allows gaming establishments to improve their credit-granting decisions. Our Central Credit database contains decades of gaming patron credit history and transaction data on millions of gaming patrons. Our gaming credit reports are comprised of information recorded from patron experiences at hundreds of gaming establishments. We provide such information to gaming establishments, who use that data, for among other things, to determine if or how much credit they will grant to a patron. To allow gaming establishments to improve their credit-granting decisions, Central Credit offers a variety of tools, including underwriting of gaming patron credit requests, and gaming credit reports. At a gaming establishment’s request, we can augment the information provided in our gaming credit reports with traditional credit reports or bank ratings obtained from third-party consumer credit bureaus and bank reporting agencies.
Automated Cashier Operations
QuikCash Plus (“QCP”) Web is a proprietary browser-based, full service cash access transaction processing system for gaming establishment cashier operations that runs on a gaming establishment’s own computer hardware. Cashiers using QCP Web can process credit card cash advances, POS debit card transactions, check verification and warranty services and money transfer services online through a single terminal. QCP Web reduces cage operating complexity, improves transaction times, saves space by eliminating multiple pieces of hardware and reduces training requirements for cage operators, potentially lowering operating costs for gaming establishments. QCP Web is delivered as an application service with a customizable user interface that allows gaming establishments to add additional workstations by simply connecting them to the application server. In addition, QCP Web can assist gaming establishments in satisfying legal reporting requirements by providing information that may assist in completing required regulatory reports such as Currency Transaction Reports (“CTRs”) and Suspicious Activity Reports (“SARs”).
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
QuikMarketing. Through our QuikMarketing service, we query our proprietary patron transaction database using criteria supplied by the gaming establishment. We then assist in the distribution through a third-party mailhouse of gaming establishment-supplied marketing materials to patrons in our database that match target patron criteria supplied by the gaming establishment. Our proprietary patron transaction database includes information that is captured from transactions we process in which personal information is available; ATM transactions are not included. Patrons may “opt out” of having their names included in QuikMarketing mailing lists
Cashless Gaming Products
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
3-in-1 Enabled Redemption Device is a multi-function patron kiosk, which incorporates our “3-in-1 rollover” functionality for cash access into self-service kiosks for slot ticket redemption services provided by redemption device manufacturers, including NRT Technology Corporation (“NRT”). When a patron presses the cash out button on a cashless slot machine, the patron receives the value of the winnings on a paper ticket dispensed from a printer embedded in the slot machine.

The ticket can then be inserted into other slot machines or exchanged for cash at a redemption device. The availability of our cash access services on these slot ticket redemption devices provides us with additional points of contact with gaming patrons at locations that are closer to the slot machines than traditional cash access devices that are typically located on the periphery of the area within the gaming establishment where gaming activity is conducted. These additional points of contact provide gaming patrons with more opportunities to access their cash with less cashier involvement, thereby creating labor cost savings for gaming establishments. In addition, by incorporating our cash access services into a redemption device, we enjoy the benefit of the redemption device manufacturer’s existing relationships with gaming establishments and its sales and marketing efforts directed towards additional gaming establishments. We have the exclusive right to provide cash access services on self-service redemption devices serviced by NRT. We have a similar alliance with Western Money Systems, another provider of slot ticket and player point redemption kiosks, subject to completion of development and regulatory approval. We have a similar alliance with Glory (U.S.A.) Inc.
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
Credit Card Servicing
The Arriva Card is a private label credit card issued by CIT Bank. The Arriva Card is structured specifically for use in gaming establishments and has many features not typically available with traditional credit cards, including better rates and terms on cash advances than most cards through its exclusive loyalty program. The Arriva Card can be used in any gaming establishment in the United States and the Caribbean in which we provide cash advance services. The Arriva Card was first issued in July 2006. As of December 31, 2007, there were approximately 11,000 cardholders of the Arriva Card and more than $46.1 million in cash access transactions had been completed using the Arriva Card. On February 28, 2008, the Company announced that as part of its strategy of focusing on its core electronic payments business, it will discontinue offering the Arriva Card.
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
We have one issued United States patent and two pending United States patent applications. We have ten United States trademark registrations, including two registered United States trademarks related to our ACM product and one registered United States trademark relating to our name. In addition to our United States trademark registrations, we have a total of 45 trademark registrations or pending registrations in jurisdictions outside the United States. However, we rely principally on unregistered copyrights and trade secrets for protection of our intellectual property.

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
Sales and Marketing
We sell and market our products and services to gaming establishments primarily through the use of a direct sales force. The target customers of our direct sales force are gaming establishments in the United States and in international markets where gaming is conducted. Our target customers include traditional land-based casinos, gaming establishments operated on Native American lands, racinos, riverboats, cruise ships with gaming operations, pari-mutuel wagering facilities and card rooms. In 2007, 2006 and 2005, respectively, revenues from our operations outside the United States comprised 3.0%, 3.0% and 3.4% of our revenues.
Our sales and marketing efforts are directed by 16 sales executives, each with business development responsibility for the gaming establishments in those regions. These sales executives target all levels of gaming establishment personnel, including senior executives, finance professionals, marketing staff and cashiers, and seek to educate them on the benefits of our cash access products and services.
The sales executives are supported by 31 field account managers, who provide on site customer service to most of our customers. These field account managers reside in the vicinity of the specific gaming establishments that they support to ensure that they respond to the customer service needs of those gaming establishments.
We also have joint sales efforts with a number of strategic partners, including NRT, Western Money Systems and Capital One, which allow us to market our cash access services to gaming establishments through channels other than our direct sales force.
Competition
We compete with other providers of cash access services to the gaming industry. Our principal competitors in North America are Global Payments Inc. operating as Cash & Win; and Cash Systems, Inc. We also compete with financial institutions, such as U.S. Bancorp and other regional and local banks that operate ATMs on the premises of gaming establishments. Some of these other providers and financial institutions have also established cooperative relationships with each other to expand their service offerings. In markets outside North America, we encounter competition from banks and other financial service companies established in those markets.
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
The expansion of our business, the introduction of new cash access products or services, or changes to applicable rules and regulations may result in us being characterized as a gaming-related supplier or vendor in jurisdictions in which we are now a non-gaming related supplier or vendor. Our EDITH cashless gaming product, for example, interacts with a gaming establishment’s slot system and operate in close physical proximity to slot machines, and is therefore much more closely connected to gaming activity than our other products and services that provide access to cash independent of any gaming equipment. These differences may result in a regulatory characterization of us as a gaming-related supplier or vendor, which would subject us to an increased regulatory burden which could include, but is not limited to: requiring the licensure or finding of suitability of any of our officers, directors, key employees or beneficial owners of our securities; the termination or disassociation with such officer, director, key employee or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; submission of reports of material loans, leases and financing; and, requiring regulatory approval of some commercial transactions such as the transfer or pledge of equity interests in the company. These regulatory burdens are imposed upon gaming-related suppliers or vendors on an ongoing basis.
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
In addition, the cash access services that we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act. Our gaming establishment customers and we are required to file a SAR with the U.S. Treasury Department’s Financial Crimes Enforcement Network to report any suspicious transaction relevant to a possible violation of law or regulation. To be reportable, the transaction must meet criteria that are designed to identify the hiding or disguising of funds derived from illegal activities. Our gaming establishment customers, in situations where our cash access services are provided through gaming establishment cashier personnel, and we, in situations where we provide our cash access services directly to patrons through satellite cages or booths that we staff and operate, are required to file a CTR of each deposit, withdrawal, exchange of currency or other payment or transfer by, through, or to us which involves a transaction in currency of more than $10,000 in a single day. Our QCP Web product can assist in identifying transactions that give rise to reporting obligations. When we issue or sell drafts for currency in amounts between $3,000 and $10,000, we maintain a record of information about the purchaser, such as the purchaser’s address, Social Security Number and date of birth. Finally, we maintain a record of each extension of credit by us in an amount in excess of $10,000, including the name and address of the person to whom the extension of credit is made, the amount, the nature and purpose of the credit, and the date of the loan.
Following the events of September 11, 2001, the United States and other governments have imposed and are considering a variety of new regulations focused on the detection and prevention of money laundering and money transmitting to or from terrorists and other criminals. Compliance with these new regulations may impact our business operations or increase our costs.
Fund Transfers. Our POS debit card transactions and ATM services are subject to the Electronic Fund Transfer Act, which provides gaming patrons with rights with respect to electronic fund transfers, including the right to dispute unauthorized charges, charges that list the wrong date or amount, charges for goods and services that are not accepted or delivered as agreed, math errors and charges for which a cardholder asks for an explanation or written proof of transaction along with a claimed error or request for clarification. We have implemented the necessary policies and procedures in order to comply with the regulatory requirements for fund transfers.
Money Transmitter. Most states require a money transmitter license in order to issue the negotiable instruments that are used to complete credit card cash advance and POS debit card transactions. On November 27, 2006, we entered into an agreement with Integrated Payment Systems, Inc. (“IPS”), whereby IPS appointed us as IPS’s agent to use and sell IPS money orders in connection with credit card and point-of-sale debit card transactions consummated by us for patrons of gaming establishments. This agreement has a three-year term. IPS holds the required money transmitter licenses and is our sole and exclusive provider of money orders. We are entitled to receive monthly commission payments from IPS for money orders used and sold by us and we are obligated to pay transaction fees per money order to IPS.

Credit Reporting. Our Central Credit gaming patron credit bureau services and check verification and warranty services are subject to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003 and their implementing rules, which require consumer credit bureaus, such as Central Credit, to provide credit report information to businesses only for certain purposes and to otherwise safeguard credit report information; to disclose to consumers their credit report on request; and to permit consumers to dispute and correct inaccurate or incomplete information in their credit report. These laws and rules also govern the information that may be contained in a consumer credit report. We continue to implement policies and procedures as well as adapt our business practices in order to comply with these laws and regulations. In addition to federal regulation, our Central Credit gaming patron credit bureau services are subject to the state credit reporting regulations which impose similar requirements to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003. Our credit granting programs such as the Arriva Card and QuikCredit, also are subject to federal and state credit reporting laws and rules, requiring, among other things, that we notify consumers when we deny credit based on credit report information.
Debt Collection. Although we currently outsource most of our debt collection efforts to third parties, we do engage in debt collection efforts for credit extended via the Arriva Card. We may engage in efforts to collect on our QuikCredit service, dishonored checks purchased by Central Credit pursuant to our check warranty services, returns from customer payments on their account with the Arriva Card and chargebacks on our cash advance products. All such collection practices may be subject to the Fair Debt Collections Practices Act, which prohibits unfair, deceptive or abusive debt collection practices, as well as consumer-debt-collection laws and regulation adopted by the various states.
Privacy Regulations. Our collection of information from patrons who obtain from us financial products and services, such as the Arriva Card or our cash access services, are subject to the financial information privacy protection provisions of the Gramm-Leach-Bliley Act and its implementing federal regulations. We gather, as permitted by law, non-public, personally-identifiable financial information from patrons who use our cash access services, such as names, addresses, telephone numbers, bank and credit card account numbers and transaction information. The Gramm-Leach-Bliley Act requires us to safeguard and protect the privacy of such non-public personal information. Also, the Gramm-Leach-Bliley Act requires us to make disclosures to patrons regarding our privacy and information sharing policies and give patrons the opportunity to direct us not to disclose information about them to unaffiliated third parties in certain situations. In this regard, we provide patrons with a privacy notice, an opportunity to review our privacy policy, and an opportunity to opt out of specified types of disclosures. In addition to the federal Gramm-Leach-Bliley Act privacy regulations we are subject to state privacy regulations. Some state privacy regulations impose more stringent limitations on access and use of personal information. We continue to implement policies and programs as well as adapt our business practices in order to comply with federal and state privacy laws and regulations.
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
Lending. We currently operate our QuikCredit service at one of our customer locations in Florida. QuikCredit is a service where a patron writes a check payable to a gaming establishment that deposits this check under deferred presentment terms. In other states in which we are deemed to operate as a short-term consumer or payday lender as a result of our QuikCredit services, we are subject to the various state regulations governing the terms of the loans. Typically, the state regulations limit the amount that a lender or service provider may lend or provide and, in some cases, the number of loans or transactions that a lender or service provider may make to any customer at one time, restrict the amount of finance or service charges or fees that the lender or service provider may assess in connection with any loan or transaction. The lender or service provider must also comply with various consumer disclosure requirements, which are typically similar or equivalent to the Federal Truth in Lending Act and corresponding federal regulations, in connection with the loans or transactions.

Network and Card Association Regulation. In addition to the governmental regulation described above, some of our services are also subject to rules promulgated by various payment networks, EFT networks and card associations. For example, we must comply with the Payment Card Industry (“PCI”) Data Security Standard. Since June 30, 2006 we have been designated as a compliant service provider under the PCI Data Security Standard. On an annual basis, we must be certified to maintain our status as a compliant service provider.
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
We are also subject to a variety of gaming regulations and other laws in the international markets in which we operate. We expect to become subject to additional gaming regulations and other laws in the jurisdictions into which we expand our operations. Our expansion into new markets is dependent upon our ability to comply with the regulatory regimes adopted by such jurisdictions. For example, our entry into Macau SAR was subject to receipt of approvals, licenses or waivers by or from the Monetary Authority of Macau, the Macau Gaming Commission and the Macau Gaming Inspection and Coordination Bureau. Difficulties in obtaining approvals, licenses or waivers from the monetary and gaming authorities, in addition to other potential regulatory and quasi-regulatory issues that we have not yet ascertained, may arise in other international jurisdictions into which we wish to enter.
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
Employees
As of December 31, 2007, we had 334 employees. We are not subject to any collective bargaining agreements and have never been subject to a work stoppage. We believe that we have maintained good relationships with our employees.
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
The market for cash access products and related services is intensely competitive, and we expect competition to increase and intensify in the future. We compete with other providers of cash access products and services such as Certegy Gaming Services, Inc. (formerly known as Game Financial Corporation), a subsidiary of Fidelity National Information Services Inc. operating as GameCash; Global Payment Systems operating as Cash & Win; and Cash Systems, Inc. On February 28, 2008, we entered into a definitive agreement to acquire all of the outstanding stock of Certegy Gaming Services, Inc. (“CGS”). We compete with financial institutions such as U.S. Bancorp and other regional and local banks that operate ATMs on the premises of gaming establishments. In markets outside North America, we encounter competition from banks and other financial service companies established in those markets. We face potential competition from gaming establishments that may choose to operate cash access systems on their own behalf rather than outsource to us. We may in the future also face competition from traditional transaction processors, such as First Data, that may choose to enter the gaming patron cash services market. In connection with our redemption of First Data’s interest in us, First Data agreed not to compete with us prior to March 10, 2007. Given its familiarity with our specific industry and business and operations as a result of being our majority owner from inception until March 10, 2004, First Data could be a significant competitive threat now that this covenant not to compete has expired. In addition, we may in the future face potential competition from new entrants into the market for cash access products and related services and, subject to certain covenants made by some of the banks that sponsor us into the card associations, competition from such banks during and after expiration of our contracts with such banks. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers including pre-existing relationships relating to other financial services, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities. In addition, some providers of cash access products and services to gaming establishments have established cooperative relationships with financial institutions in order to expand their service offerings.
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
Under our agreements with NRT, Western Money Systems and Glory (U.S.A.) Inc. (“Glory”), these companies are subject to certain prohibitions related to providing their cash handling services on any device that provides cash access services of other providers. We may face competition from these companies or other providers of cash access services to the extent that NRT, Western Money Systems or Glory enters the market to provide these services or establishes cooperative relationships with other cash access service providers.

Because of significant concentration among our top customers, the loss of a top customer could have a material adverse effect on our revenues and profitability.
For the years ended December 31, 2007 and 2006, our five largest customers accounted for approximately 40.6% and 40.2% of our revenues, respectively. Our largest customer accounted for 19.5% and 18.1% of our revenues in the years ended December 31, 2007 and 2006, respectively. The loss of, or a substantial decrease in revenues from, any one of our top customers could have a material adverse effect on our business and operating results.
Consolidation among operators of gaming establishments may also result in the loss of a top customer to the extent that customers of ours are acquired by our competitors’ customers.
We depend on key personnel and they would be difficult to replace.
We depend upon the ability and experience of key members of management who have substantial experience with our operations and the gaming patron cash access industry. In 2007, certain key members of our management team, including our former Chief Executive Officer and former Chief Financial Officer, and a former member of our Board of Directors, left the Company voluntarily or were terminated. We relied heavily on these individuals for the operations and management of the Company. In October 2007, Scott Betts was employed by us in the roles of President and Chief Executive Officer. He also assumed the role of Chief Financial Officer on an interim basis. On February 25, 2008, we hired George Gresham as our Chief Financial Officer. While Mr. Gresham has a background in the payments processing industry, he may not be able to immediately understand our unique operations. During the transition of this role from Mr. Betts to Mr. Gresham, there could be significant inefficiencies in our operations and management. Mr. Gresham is in the process of familiarizing himself with the processes, systems and procedures that are necessary to understand our operations.
Other than Mr. Betts, Mr. Gresham, Kathryn Lever, our General Counsel, Mari Ellis, our Senior Vice President, Technology and Development, and Udai Puramsetti, Executive Vice President, Operations, none of our executive officers have employment agreements with us.
Our future success depends upon our ability to attract, train and retain key managers involved in the development, operation and marketing of our products and services to gaming establishments. We may need to increase the number of key managers as we further develop our products and services and as we enter new markets and expand in existing markets. Our ability to enter into contracts with gaming establishments depends in large part on the relationships that our key managers have formed with management-level personnel of gaming establishments. Competition for individuals with such relationships is intense, and we may not be successful in recruiting such personnel. Our employees are subject to certain noncompetition covenants following their departure from the Company, which noncompetition covenants could be rendered unenforceable in whole or in part. As such, we may not be able to retain such individuals as they may leave our Company and go to work for our competitors. Our sales efforts would be particularly hampered by the defection of personnel with long-standing relationships with management-level personnel of gaming establishments. We also suffered attrition in several non-management positions during 2007, which has placed an additional burden on our remaining personnel. This additional burden has made the retention of existing personnel and recruitment of additional personnel more difficult. If we are unable to attract or retain key personnel, our business, financial condition, operating results and liquidity could be materially adversely affected.
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

The Company was required for the first time to comply with Section 404 in connection with our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2006. As a result of our internal reviews in connection with Section 404, we identified material weaknesses in our internal control over financial reporting. The material weaknesses meant that there was a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As is described more fully in Item 9A of this Annual Report filed on Form 10-K, we have undertaken measures to remediate each of those material weaknesses.
The remediation measures that we undertook may not have remediated the material weaknesses in full or permanently, and those material weaknesses or new material weaknesses may arise in the future. Any material weaknesses could cause us to fail to meet our reporting obligations, cause investors to lose confidence in our reported financial information, cause a decline or volatility in our stock prices, cause a reduction in our credit ratings or tarnish our public perception. Also, increased expenses due to remediation costs and increased regulatory scrutiny are also possible. Moreover, we run the risk of further non-compliance by not successfully remediating the weaknesses in a timely manner, which could adversely affect our financial condition or results of operations. Inadequate internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our reputation.
We may be required to make payments to certain of our customers to resolve disputes over our calculation of commissions for certain types of transactions.
As a result of inquiries made during the internal investigation announced on November 14, 2007, the Company reviewed and considered the application of contract clauses relating to the calculation of commissions payable to certain of the Company’s customers in connection with certain types of transactions. In reviewing the commission computation provisions of the customer contracts, the Company has identified issues with the payment of certain commissions to twenty-two of our customers during the period from 2005 through 2007. We believe that it is probable we will incur $2.9 million in costs to resolve any commission calculation for the relevant customers. To the extent that other customers dispute our commission calculations, or customers refuse to resolve their commission calculation disputes with us for the amounts we propose, we may be required to make payments in excess of $2.9 million to resolve such disputes. If we are unable to resolve these disputes, we may lose customers or become subject to costly litigation.
We are subject to extensive rules and regulations of card associations, including MasterCard International, Visa International and Visa U.S.A., that are always subject to change, which may harm our business.
For the years ended December 31, 2007 and 2006, a substantial portion of our revenues were derived from transactions subject to the extensive rules and regulations of the leading card associations, Visa International and Visa U.S.A. (collectively “VISA”), and MasterCard International (“MasterCard”). From time to time, we receive correspondence from these card associations regarding our compliance with their rules and regulations. In the ordinary course of our business, we engage in discussions with the card associations, and the banks that sponsor us into the card associations, regarding our compliance with their rules and regulations. The rules and regulations do not expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations. For example, neither of the major card associations has determined that our ability to process credit card cash advance transactions using biometric technology at an unmanned machine and without cashier involvement through our ACM complies with its regulations. One association has allowed us to conduct these transactions as long as we assume chargeback liability for any transaction in which we do not obtain a contemporaneous cardholder signature. An increase in the level of chargebacks could have a material adverse effect on our business or results of operations. Therefore, patrons still must complete these transactions at the cashier, which is less convenient to patrons and prevents gaming establishments from realizing potential cashier labor cost savings. As another example, in 2003, one of the major card associations informed our sponsoring bank that authorization requests originating from our systems needed to be encoded to identify our transactions as gambling transactions, even though our services do not directly involve any gambling activity. This resulted in a large number of card issuing banks declining all transactions initiated through our services. We resolved this issue by encoding the authorization requests with an alternative non-gambling indicator that the card association agreed was applicable. As another example, we and certain of our providers must continue to comply with the PCI Data Security Standard. The failure by any of such providers to comply with such standards could result in our being fined or losing certain “safe harbor” protections. These examples only illustrate some of the ways in which the card association rules and regulations have affected us in the past or may affect us in the future; there are many other ways in which these rules and regulations may adversely affect us beyond the examples provided in this document.

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
In both our credit card and POS debit card cash advance businesses, patrons are generally issued a negotiable instrument, which is surrendered to the gaming establishment in exchange for cash. These transactions are classified by the card associations as “quasi-cash” transactions, and are identified to the card associations as such by the use of a specific merchant processing code. These merchant processing codes are unique to the respective card associations and the issuing banks use these codes as one of the factors they consider in determining whether to authorize such transactions. EDITH is a product that we have developed to dispense a bar-coded slot ticket based on a POS debit authorization. It has not yet been determined whether the card associations will deem the slot ticket a negotiable instrument or not. If they do not, we may be required to route such transactions using a different merchant processing code, and the use of a different merchant processing code may result in lower approval rates and higher interchange expense than we experience with quasi-cash transactions. If approval rates for EDITH transactions are lower than approval rates for quasi-cash transactions, gaming establishment patrons may be dissuaded from using EDITH, resulting in the failure of our EDITH product to gain commercial acceptance.
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

Our indebtedness could materially adversely affect our operations and financial results and prevent us from obtaining additional financing, if necessary.
As of December 31, 2007, we had total indebtedness of $263.5 million in principal amount (of which $152.8 million consisted of senior subordinated notes and $110.7 million consisted of senior secured debt). Our substantial indebtedness could have important consequences. For example, it:
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

Money Order Instruments. We currently rely on IPS to issue the negotiable instruments that are used to complete credit card cash advance and POS debit card transactions. Most states require a money transmitter license in order to issue the negotiable instruments that are used to complete credit card cash advance and POS debit card transactions. We do not hold any money transmitter licenses, but currently issue negotiable instruments as an agent of IPS, which holds the required money transmitter licenses. On November 27, 2006, we entered into an agreement with IPS for a term of approximately three years. Under terms of this agreement, subject to limited exceptions, IPS is our sole and exclusive provider of money order instruments. On February 22, 2007, IPS’ parent company, First Data, announced that it had decided to gradually exit the business of issuing money order instruments over the next two to three years. We have been advised that our agreement will be honored until the expiration of the agreement in accordance with its terms on December 31, 2009. Prior to such date we will either be required to enter in an agency relationship with another third-party that holds the required money transmitter licenses or obtain our own money transmitter licenses. We may not be able to enter into an agreement for such an agency relationship on terms that are favorable to us prior to the expiration of our agreement with IPS or at all. If we are unable to enter into such agreement, we may be unable to provide our cash advance services which would have a material adverse effect on our business and financial performance.
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
Check Warranty Services. We rely on TeleCheck to provide many of the check warranty services that our gaming establishment customers contract with us to use when cashing patron checks. Unless extended pursuant to its terms, our contract with TeleCheck expires on June 30, 2008 and we are currently negotiating the terms of a new contract with TeleCheck. Unless we and TeleCheck mutually agree to a new contract, we will need to make alternative arrangements for the provision of check warranty services and we may not have any continuing interest in those contracts that are executed directly between the gaming establishments and TeleCheck, which may have a significant impact on revenues derived from check services. We may not be able to make such alternative arrangements on terms that are as favorable to us as the terms of our contract with TeleCheck, or on any terms at all. In addition, our Central Credit check warranty service, as currently deployed, uses risk analytics provided by third-party providers.
Authorizations and Settlement. We rely on USA Payments and USA Payment Systems, each of which is affiliated with or controlled by Messrs. Maskatiya and Cucinotta, to obtain authorizations for credit card cash advances, POS debit card transactions, ATM cash withdrawal transactions and to provide settlement transaction files to card associations and Arriva for some of these transactions. Additionally, USA Payments and USA Payment Systems may in some cases be dependent upon a single access point to connect to the various transaction processing networks. Service outages experienced by these access points may inhibit the ability of USA Payments and USA Payment Systems to process our transactions, which would have a material adverse effect on our business and financial performance
Card Association Sponsorship. We rely on Bank of America Merchant Services (“BAMS”), which is affiliated with Bank of America Corporation, for sponsorship into the Visa U.S.A. and MasterCard card associations for domestic transactions at no cost to us through September 2010. We also rely on a foreign bank in each foreign jurisdiction in which we operate, for example Banco Weng Hang in Macau SAR, to process transactions conducted in these jurisdictions through the Visa International and MasterCard card associations.
ATM Cash Supply. We rely exclusively on Bank of America to supply cash for substantially all of our ATMs. Under our agreement, Bank of America is not obligated to supply us with more than $410 million in cash at any given time; however, to satisfy our ATM cash supply needs, Bank of America has regularly provided us with cash in excess of this limit. If Bank of America ever refuses to provide cash in excess of this $410 million limit, we would have an inadequate supply of cash for our ATMs. On February 28, 2008, we announced the execution of a definitive stock purchase agreement pursuant to which we will acquire all of the outstanding stock of Certegy Gaming Services, Inc. (“CGS”), formerly known as Game Financial Corporation, which is a division of Fidelity National Information Services, Inc. that operates as GameCash. CGS operates ATMs at gaming establishments and funds these ATMs out of cash reserves from their operations. If, after the close of this acquisition, the cash required to operate these ATMs is in excess of the available limits under our agreement with Bank of America and we are unable to obtain an increase to our limit we will be required to provide the cash to operate these ATMs from our existing sources of working capital. Our inability to increase the limit of amounts available to us under the agreement with Bank of America or the ability to obtain an adequate supply of cash from an alternate source would have a material adverse effect on our business and financial performance.

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
Software Development and System Support. We generally rely on Infonox, which is controlled by family members of our director Karim Maskatiya, and USA Payments and USA Payment Systems, each of which is affiliated with or controlled by Messrs. Maskatiya and Cucinotta, for software development and system support. In addition, we rely on NRT, Western Money Systems and Glory for software development and system support related to their self-service slot ticket and player point redemption kiosks that incorporate our cash access services.
Product Development. We rely on our joint venture partner and strategic partners for some of our product development. For example, we are developing cashless gaming products through IFT, our joint venture with IGT. With our strategic partners NRT, Western Money Systems and Glory, we have jointly developed and are marketing self-service slot ticket and player point redemption kiosks that incorporate our cash access services. These activities have risks resulting from unproven combinations of disparate products and services, reduced flexibility in making design changes in response to market changes, reduced control over product completion schedules and the risk of disputes with our joint venture partners and strategic partners. In addition, if our cashless gaming products are unsuccessful or do not receive necessary approvals for operation, we could lose our entire investment in IFT.
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
Arriva Card. Although we have decided to discontinue offering the Arriva Card, until we dispose of our portfolio of cardholder accounts, we will continue to rely on CIT and Fiserv for the issuance, underwriting and processing of our private label credit card. Our contracts with these providers are for varying terms and provide early termination rights in the event of our breach of or the occurrence of an event of default under these contracts. Replacing any of these or other products and services we obtain from third parties could be materially disruptive to our operations. We may not be able to enter into contracts or arrangements with alternate providers on terms and conditions as beneficial to us as the contracts or arrangements with our current providers, or at all. A change in our business relationships with any of these third-party providers or the loss of their services or failed execution on their part could adversely affect our business, financial condition, results of operations or cash flows.
The loss of our sponsorship into the Visa U.S.A., Visa International and MasterCard card associations would have a material adverse effect on our business.
We cannot provide cash access services involving VISA cards and MasterCard cards in the United States without sponsorship into the Visa U.S.A. and MasterCard card associations. BAMS currently sponsors us into the card associations at no cost to us. BAMS began this sponsorship of us into the card associations in 1998 when it held a significant ownership interest in us. When BAMS sold its interest in us in 2000, BAMS agreed to continue its sponsorship of us at no cost to us conditioned upon First Data’s continued indemnification of BAMS for any losses it may suffer as a result of such sponsorship. When we redeemed First Data’s ownership interest in us in 2004, First Data agreed to continue to indemnify BAMS for any losses it may suffer as a result of sponsoring us into the card associations through September 2010. First Data will have the right to terminate its indemnification obligations prior to September 2010 in the event that we breach indemnification obligations that we owe to First Data, in the event that we incur chargebacks in excess of specified levels, in the event that we are fined in excess of specified amounts for violating card associations’ operating rules, or in the event that we amend the sponsorship agreement without First Data’s consent.

In the event that First Data terminates its indemnification obligations and as a result we lose our sponsorship by BAMS into the card associations, we would need to obtain sponsorship into the card associations through another member of the card associations that is capable of supporting our transaction volume. We would not be able to obtain such alternate sponsorship on terms as favorable to us as the terms of our current sponsorship by BAMS, which is at no cost to us. We may not be able to obtain alternate sponsorship at all. Our inability to obtain alternate sponsorship on favorable terms or at all would have a material adverse effect on our business, operating results and liquidity.
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
We depend on services provided by USA Payments and USA Payment Systems, each of which is controlled by or affiliated with Messrs. Maskatiya and Cucinotta, to provide many of the financial services that we offer to patrons. The interests of Messrs. Maskatiya and Cucinotta may not coincide with the interests of the holders of our common stock and Messrs. Maskatiya and Cucinotta may take action that benefits themselves or these entities to our detriment. For example, Messrs. Maskatiya and Cucinotta could cause any of these entities to take actions that impair the ability of these entities to provide us with the services they provide today or that reduce the importance of us to them in the future. Messrs. Maskatiya and Cucinotta could dispose of their interests in these entities at any time and the successor owner or owners of such interests may not cause such entities to treat us with the same importance as they treat us today. Any loss of the services of these entities could adversely impact our business. During the years ended December 31, 2007 and 2006, we incurred costs and expenses from USA Payments and USA Payment Systems of an aggregate of $4.4 million and $4.2 million, respectively. We also depend on services provided by Infonox, which is controlled by family members of our director Karim Maskatiya. These familial relationships may provide Mr. Maskatiya with influence over Infonox, presenting the same risks with respect to Infonox as those described above with respect to USA Payments and USA Payment Systems.

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
In order to obtain new customers in existing markets, expand our operations into new markets, or grow our business through the introduction of new products and services, we may consider acquiring additional businesses, technologies, products and intellectual property. For example, in February 2008, we entered into a definitive agreement to acquire CGS; this acquisition has not yet been and may not be consummated. Additionally, we may consider acquiring or forming a bank or other financial services company for the purpose of, among other things, issuing our own credit cards and/or using that bank’s vault cash to supply cash to our ATMs.

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
For example, the commercial success of EDITH depends upon the continued viability of the cashless gaming market segment. A curtailment in the prevalence of cashless gaming opportunities as a result of legislative action, responsible gaming pressures or other factors beyond our control would threaten the commercial success of our cashless gaming products and services. EDITH required extensive laboratory testing and certification and to-date, has only been approved for use in one gaming establishment. This product has been expressly disapproved for use in Nevada.
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

We may suffer significant expense in our exit from the consumer credit business through the discontinuance of the Arriva Card.
In 2006, through our wholly-owned subsidiary, Arriva, and together with CIT, a licensed banking institution, and Fiserv, a credit processing service organization, we entered the consumer credit business through the issuance of the Arriva Card, a private label credit card. We have entered into an agreement with CIT whereby it issues the card, extends the credit to the cardholder, and maintains a revolving credit account for the cardholder. When a customer uses the Arriva Card for a transaction, CIT extends credit to the patron for the face amount of transaction and the fee charged by the gaming establishment and acquires the receivable from the customer. Through Arriva, we are required to purchase the originated receivable from CIT three business days from the date the of the loan settlement from CIT. This means that we bear the credit risk of any cardholders’ non-payment.
The rate of defaults in consumer credit is influenced by many factors, most of which are beyond our ability to control and some of which are beyond our ability to forecast. Changes in economic measures, including but not limited to unemployment rates, interest rates, exchange rates, real estate market performance, consumer confidence, and inflation may affect cardholders’ ability and willingness to repay amounts borrowed using the card. The fact that a consumer is or has been a creditworthy borrower in the past does not guarantee that he or she will continue to be so in the future. Cardholders who fail to repay their receivables could reduce the amounts we are able to collect through the discontinuance of the Arriva Card, which could have a material adverse effect upon our business, cash flows or results of operations.
By providing the Arriva Card to consumers, we also have become subject to a variety of state and federal laws governing collection practices, and such collection regulations may impede or even prevent our ability to collect amounts owed to us. These regulations include, but are not limited to, the Federal Truth in Lending Act (Regulation Z) and the Equal Credit Opportunity Act (Regulation B). In addition, by providing the Arriva Card to consumers, we have become subject to an extensive array of federal and state statutes and regulations applicable to consumer lending including, but not limited to, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act. If our collection practices while we exit the consumer business are not deemed to be in violation of these rules and regulations we could be subject to fines and penalties which could have a material adverse effect upon our business, cash flows or results of operations.
On February 28, 2008, we announced that we would discontinue offering the Arriva Card. As part of this discontinuance, we may experience significant losses from consumers who are unwilling or unable to pay their balances or from the loss we may experience from selling a portion or all of the receivable balance to another entity.
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
Our products and services, and the networks and third-party services upon which our products and services are based, are complex and may contain undetected errors or may suffer unexpected failures. We are exposed to the risk of failure of our proprietary computer systems, many of which are deployed, operated, monitored and supported by Infonox, which we do not control. We rely on Infonox to detect and respond to errors and failures in our proprietary computer systems. We rely on NRT, Western Money Systems and Glory for software development and system support of the self-service slot ticket and player point redemption kiosks that incorporate our cash access services. We are exposed to the risk of failure of the computer systems that are owned, operated and managed by USA Payments Systems, which we do not control. USA Payment Systems owns the data centers through which most of our transactions are processed, and we rely on USA Payment Systems to maintain the security and integrity of our transaction data, including backups thereof. We also are exposed to the risk of failure of card association and electronic funds transfer networks that are used to process and settle our transactions. These networks, which are owned and operated by others, are subject to planned and unplanned outages and may suffer degradations in performance during peak processing times. Finally, we are subject to the risk of disruption to, or failure of, the telecommunications infrastructure upon which the interfaces among these systems are based. All of these systems and networks, upon which we rely to provide our services, are potentially vulnerable to computer viruses, physical or electronic break-ins, natural disasters and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete patron transactions. The occurrence of these errors or failures, disruptions or unauthorized access could adversely affect our sales to customers, diminish the use of our cash access products and services by patrons, cause us to incur significant repair costs, result in our liability to gaming establishments or their patrons, divert the attention of our development personnel from product development efforts, and cause us to lose credibility with current or prospective customers or patrons.
We may not successfully enter new markets, which could lead to an increase in our costs.
If and as new and developing domestic markets develop, competition among providers of cash access products and services will intensify. If we attempt to enter these markets, we will have to expand our sales and marketing presence in these markets. In competitive bidding situations, we may not enjoy the advantage of being the incumbent provider of cash access products and services to gaming establishments in these new markets and developers and operators of gaming establishments in these new markets may have pre-existing relationships with our competitors. We may also face the uncertainty of compliance with new or developing regulatory regimes with which we are not currently familiar and oversight by regulators that are not familiar with us, or our business. Each of these risks could materially impair our ability to successfully expand our operations into these new and developing domestic markets.

Attempting to enter international markets in which we have not previously operated may expose us to political, economic, tax, legal and regulatory risks not faced by businesses that operate only in the United States. The legal and regulatory regimes of foreign markets and their ramifications on our business are less certain. Our international operations will be subject to a variety of risks, including different regulatory requirements and interpretations, trade barriers, difficulties in staffing and managing foreign operations, higher rates of fraud, fluctuations in currency exchange rates, difficulty in enforcing or interpreting contracts or legislation, political and economic instability and potentially adverse tax consequences. For example, our entry into Macau SAR was subject to receipt of approvals, licenses or waivers by or from the Monetary Authority of Macau, the Macau Gaming Commission and the Macau Gaming Inspection and Coordination Bureau, as applicable or deemed necessary by such authorities. If all of such approvals, licenses or waivers were not received, we would not have been able to undertake all of our operations in Macau SAR. Similar difficulties in obtaining approvals, licenses or waivers from the monetary and gaming authorities of other jurisdictions, in addition to other potential regulatory and quasi-regulatory issues that we have not yet ascertained, may arise in other international jurisdictions into which we attempt to enter. In these new markets, our operations will rely on an infrastructure of financial services and telecommunications facilities that may not be sufficient to support our business needs, such as the authorization and settlement services that are required to implement electronic payment transactions and the telecommunications facilities that would enable us to reliably connect our networks to our products at gaming establishments in these new markets. In these new markets, we may additionally provide services based upon interpretations of applicable law, which interpretation may be subject to regulatory or judicial review. These risks, among others, could materially adversely affect our business and operating results. In connection with our expansion into new international markets, we may forge strategic relationships with business partners to assist us. The success of our expansion into these markets therefore may depend in part upon the success of the business partners with whom we forge these strategic relationships. If we do not successfully form strategic relationships with the right business partners or if we are not able to overcome cultural differences or differences in business practices, our ability to penetrate these new international markets will suffer.
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
Our estimates of the potential future transaction volumes in new markets are based on a variety of assumptions, which may prove to be inaccurate. To the extent that we overestimate the potential of a new market, incorrectly gauge the timing of the development of a new market, or fail to anticipate the differences between a new market and our existing markets, we may fail in our strategy of growing our business by expanding into new markets. Moreover, if we are unable to meet the needs of our existing customers as they enter markets that we do not currently serve; our relationships with these customers could be harmed.
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
When patrons use our cash access services, we either dispense cash or produce a negotiable instrument that can be exchanged for cash. If a completed cash access transaction is subsequently disputed and if we are unsuccessful in establishing the validity of the transaction, we may not be able to collect payment for such transaction and such transaction becomes a chargeback. One of the major credit card associations has allowed us to complete credit card cash advance transactions at our ACMs so long as we assume chargeback liability for any transaction in which we do not obtain a contemporaneous cardholder signature, which may result in increased chargeback liability. An increased level of chargebacks could have a material adverse effect on our business or results of operations. Moreover, in the event that we incur chargebacks in excess of specified levels, First Data will have the right to terminate its indemnification obligations to BAMS, and we could lose our no-cost sponsorship into the card associations. In addition, in the event that we incur chargebacks in excess of specified levels, we could be censured by the card associations by way of fines or otherwise.

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
We obtain a supply of cash for our ATMs from Bank of America. Pursuant to our contract with Bank of America, we are obligated to pay a monthly fee that is based upon the amount of cash used to supply our ATMs and a market interest rate. Assuming no change in the amount of cash used to supply our ATMs, an increase in market interest rates will result in an increase in the monthly fee that we must pay to obtain this supply of cash, thereby increasing our ATM operating costs. Any increase in the amount of cash required to supply our ATMs would magnify the impact of an increase in market interest rates. An increase in interest rates may result in a material adverse effect on our financial condition and operating results. For the years ended December 31, 2007 and 2006, we incurred approximately $15.9 million and $15.7 million, respectively, in aggregate fees to Bank of America for this supply of cash.
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
We currently rely on TeleCheck to provide check warranty services to many of our customers. When a gaming establishment obtains an authorization from TeleCheck pursuant to its check warranty service, TeleCheck warrants payment on the patron’s check. If the patron’s check is subsequently dishonored upon presentment for payment, TeleCheck purchases the dishonored check from the gaming establishment for its face amount. Pursuant to the terms of our contract with TeleCheck, we share a portion of the loss associated with these dishonored checks. Although this contract limits the loss percentage of the dishonored checks to which we are exposed, there is no limit on the aggregate dollar amount to which we are exposed, which is a function of the face amount of checks warranted. TeleCheck manages and mitigates these dishonored checks through the use of risk analytics and collection efforts, including the additional fees that it is entitled to collect from check writers of dishonored checks. During the years ended December 31, 2007 and 2006, our warranty expenses with respect to TeleCheck’s check warranty service were $5.7 million and $8.4 million, respectively. We have no control over TeleCheck’s decision to warrant payment on a particular check and we have limited visibility into TeleCheck’s collection activities. As a result, we may incur an unexpectedly high level of check warranty expenses at any time, and if we do, we may suffer a material adverse effect to our business or results of operations.
As an alternative to TeleCheck’s check warranty service, we have developed our own Central Credit check warranty service that is based upon our own proprietary information, data from third-party databases, and third-party risk analytics and actuarial assumptions. If these risk analytics or actuarial assumptions are ineffective, we may incur an unexpectedly high level of check warranty expenses which may have a material adverse effect on our business or operating results.

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
Our business depends upon the willingness of patrons to pay a fee to access their own funds on the premises of a gaming establishment. In most retail environments, consumers typically do not pay an additional fee for using non-cash payment methods such as credit cards; POS debit cards, or checks. In order to access cash in a gaming establishment, however, patrons must pay service charges to access their funds. Gaming patrons could bring more cash with them to gaming establishments, or access cash outside of gaming establishments without paying a fee for the convenience of not having to leave the gaming establishment. To the extent that gaming patrons become unwilling to pay these fees for convenience or lower cost cash access alternatives become available, the demand for cash access services within gaming establishments will decline and our business could suffer.
We are subject to extensive governmental gaming regulation, which may harm our business.
We are subject to a variety of regulations in the jurisdictions in which we operate. Most of the gaming regulators in jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machine or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors, construction contractors and laundry and linen suppliers. In these jurisdictions, we are generally characterized as a non-gaming supplier or vendor and we must obtain a non-gaming supplier’s or vendor’s license, qualification or approval. The obtaining of these licenses, qualifications or approvals and the regulations imposed on non-gaming suppliers and vendors are typically less stringent than for gaming related suppliers and vendors. However, a few of the gaming regulators in jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors, and in those jurisdictions we currently are subject to the same stringent licensing, qualification and approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Such requirements include licensure or finding of suitability for some of our officers, directors and beneficial owners of our securities. If gaming regulatory authorities were to find any such officer, director or beneficial owner unsuitable, or if any such officer, director, or beneficial owner fails to comply with any licensure requirements, we would be required to sever our relationship with that person. Severing our relationship with a person may require such individual ceasing to provide services to us in any capacity, including as an officer, director, employee or consultant, such person divesting himself, herself or itself of all or substantially all of its equity interest in us, and we refraining from conducting any business or maintaining any business relationship with such person or any entity that such person is a director, officer or stockholder of or otherwise affiliated with. Any of the foregoing could be costly to the Company and materially disruptive of its management and operations. Any loss or denial of licensure or finding of unsuitability in any one jurisdiction would likely result in similar adverse regulatory actions in several other jurisdictions, resulting in a domino effect of adverse regulatory actions. The effects of the internal investigation that we announced on November 14, 2007 have resulted in heightened scrutiny from gaming regulators and an increased risk of regulatory intervention.
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
In addition, some of the new products and services that we may develop cannot be offered in the absence of regulatory approval of the product or service or licensing of us, or both. For example, our EDITH cashless gaming product has to date only been approved by the gaming regulators for use at one gaming establishment and cannot be used at any other location unless and until we receive approval from the appropriate authority in such additional location. These approvals could require that we and our officers, directors or ultimate beneficial owners obtain a license or be found suitable and that the product or service be approved after testing and review. We may fail to obtain any such approvals in the future.
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
The United Kingdom (“UK”) Gambling Act 2005 (the “Gambling Act”) entered into force as law on September 1, 2007. The UK Gambling Act may be interpreted as prohibiting our provision of credit card cash advance services in UK casinos. Because of this interpretation by the UK Gambling Commission and their regulatory body, the Department of Culture, Media and Sport, we ceased processing credit card cash advance transactions in UK casinos as of September 1, 2007. If a similar position is taken by gaming regulators in other jurisdictions, we could be subject to material adverse effects on our business, financial condition and operating results. Undertaking judicial review of such determinations or interpretations, whether successful or unsuccessful, could result in substantial costs to us, and diversions of our resources. Finally, if we were to resume providing credit card cash advance transactions in gaming establishments in the UK following a judicial interpretation or regulatory action that prohibits us from doing so, we could be subject to prosecution that results in harm to our reputation and the imposition of penalties or fines.
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
Our Central Credit gaming patron credit bureau services are subject to the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003 and similar state laws. Our QuikCredit service and TeleCheck’s and our collection practices in connection with dishonored checks with respect to which TeleCheck or Central Credit has issued authorizations pursuant to TeleCheck’s or Central Credit’s check warranty service, are subject to the Fair Debt Collections Practices Act and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs and our ability to surcharge cardholders who use our ATMs. The cash access services we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. In most gaming establishments, our cash access services are provided through gaming establishment cashier personnel, in which case the gaming establishments are required to file CTRs SAR. In a limited number of gaming establishments, we provide our cash access services directly to patrons at satellite cashiers or booths that we staff and operate, in which case we are required to file CTRs and SARs on a timely basis. Additionally, as of December 31, 2006, IPS commenced required notification of FINCen as to our agency relationship with IPS, which relationship was not previously reported to FINCen. As a result of such notification, we are required to commence the filing of SARs with respect to transactions completed at all gaming establishments at which our cash access services are provided and may be required to additionally file SARs with respect to transactions completed during the previous nine month period at all such gaming establishments. If we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher or offer our QuikCredit service, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers. Banking regulators in Rhode Island have previously questioned whether our provision of check verification and guarantee services to gaming establishments in Rhode Island required us to hold a check cashing license and currently question whether our provision of cash access services to gaming establishments in Rhode Island require us to hold a check cashing license. It is our position that our check verification and guarantee services merely support a gaming establishment’s check cashing activities, but do not themselves constitute check cashing and that we therefore do not need a check cashing license to provide such services. It is also our position that our cash access services, which involve the purchase and sale of a negotiable instrument, do not constitute check cashing and that we therefore do not need a check cashing license to provide such services. Our entry into the consumer credit business through the provision of the Arriva Card requires us to maintain a relationship with a licensed banking institution to issue Arriva Cards and subjects us to compliance with numerous state and federal laws governing consumer lending, debt collection practices and credit reporting. In addition, our relationship with IPS expires on December 31, 2009. On February 22, 2007, IPS’ parent company, First Data, announced that it will be exiting the official check and money order business over the course of the next two to three years. We are considering obtaining money transmitter licenses in many states, which would cause us to become subject to state licensing requirements and regulations governing money transmitters.
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
Our patron marketing services depend on our ability to collect and use non-public personal information relating to patrons who use our products and services and the transactions they consummate using our services. We are required by federal and state privacy laws and rules to safeguard and protect the privacy of such information, to make disclosures to patrons regarding our privacy and information sharing policies and, in some cases, to provide patrons an opportunity to “opt out” of the use of their information for certain purposes. The failure or circumvention of the means by which we safeguard and protect the privacy of information we gather may result in the dissemination of non-public personal information, which may harm our reputation and may expose us to liability to the affected individuals and regulatory enforcement proceedings or fines. Regulators reviewing our policies and practices may require us to modify our practices in a material or immaterial manner or impose fines or other penalties if they believe that our policies and practices do not meet the necessary standard. To the extent that our patron-marketing services have in the past failed or now or in the future fail to comply with applicable law, our privacy policies or the notices that we provide to patrons, we may become subject to actions by a regulatory authority or patrons which cause us to pay monetary penalties or require us to modify the manner in which we provide patron-marketing services. To the extent that patrons exercise their right to “opt out,” our ability to leverage existing and future databases of information would be curtailed. Consumer and data privacy laws are evolving, and due to recent high profile thefts and losses of sensitive consumer information from protected databases, such laws may be broadened in their scope and application, impose additional requirements and restrictions on gathering, encrypting and using patron information or narrow the types of information that may be collected or used for marketing or other purposes or require patrons to “opt-in” to the use of their information for specific purposes, or impose additional fines or potentially costly compliance requirements which will hamper the value of our patron-marketing services.

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
Lawsuits could be filed against gaming establishments and other gaming related product and service providers on behalf of problem gamblers. We may be named in such litigation because we provide patrons the ability to access their cash in gaming establishments. This litigation could develop as individual complaints or as mass tort or class action claims. We would vigorously defend ourselves in any such litigation, and this defense could result in substantial expense to us, and distraction of our management. The outcome of any such litigation would be substantially uncertain, and it is possible that our business, financial condition and operating results could be materially affected by an unfavorable outcome against either us, or our gaming establishment customers.
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
On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada, against our current directors, one of our former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. On February 8, 2008, an additional derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada, against our current directors, one of our former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, insider trading and waste of corporate assets. These actions include claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholders including attorneys’ fees. The Company has indemnification agreements with each of the individual defendants that may cause the Company to incur expenses associated with the defense of these actions and that may also protect such individuals from liability to the Company. Their derivative actions could be time consuming, expensive, and may distract management from the conduct of our business. Any adverse resolution of these derivative actions could have a material adverse effect on our business, financial condition and results of operations.

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
As of December 31, 2007, Messrs. Maskatiya and Cucinotta and entities affiliated with Summit Partners owned or controlled shares representing, in the aggregate, approximately 45.9% of the outstanding shares of our common stock. Accordingly, Messrs. Maskatiya and Cucinotta and these entities affiliated with Summit Partners will exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. Mr. Maskatiya’s and Mr. Cucinotta’s and these entities’ ownership may have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them and even if they are not in the interests of other stockholders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in a leased facility in Las Vegas, Nevada and consist of approximately 40,000 square feet of office space, which is under a lease through April 2011. We operate remote sales offices in Atlantic City, New Jersey under a lease through August 2008 and in Macau SAR under a lease through March 2008. We believe that these facilities are adequate for our business as presently conducted.

ITEM 3. LEGAL PROCEEDINGS
On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada, naming our current directors, one of our former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. On February 8, 2008, an additional derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada, against our current directors, one of our former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, insider trading and waste of corporate assets. These actions include claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholders, including attorneys’ fees.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has traded on the New York Stock Exchange under the symbol “GCA” since September 23, 2005. Prior to that time, there was no public market for our stock. On March 12, 2008, there were 18 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
The following table sets forth for the indicated periods, the high and low closing sale prices per share of our common stock:

	Price Range
	High	Low
2007:
First Quarter	$16.69	$14.33
Second Quarter	16.81	15.35
Third Quarter	16.56	10.55
Fourth Quarter	11.25	3.06

2006:
First Quarter	$17.52	$14.45
Second Quarter	19.49	15.01
Third Quarter	15.79	13.79
Fourth Quarter	16.52	14.76
On March 12, 2008, the closing sale price of our common stock on the New York Stock Exchange was $4.78.
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

Common Stock Repurchases
On February 6, 2007, the Company’s Board of Directors authorized the repurchase pursuant to Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, of up to $50.0 million worth of the Company’s issued and outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes. The maximum authorized repurchases were completed during the quarter ending March 31, 2008.
ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

							Maximum
							Approximate Dollar
					Total Number of Shares		Value of Shares that
	Total Number of		Average Price per		Purchased as Part of		May Yet Be Purchased
	Shares Purchased or		Share Purchased or		Publicly Announced		Under the Plans or
	Withheld		Withheld		Plans or Programs		Programs
10/1/07 – 10/31/07	917,262	(1)	10.58	(3)	917,262	(1)	22,127,151	(5)
	3,185	(2)	11.14	(4)	3,185	(2)
11/1/07 – 11/30/07	1,046,788	(1)	7.05	(3)	1,046,788	(1)	13,515,818	(5)
	125,654	(2)	9.78	(4)	125,654	(2)
12/1/07 – 12/31/07	996,669	(1)	5.19	(3)	996,669	(1)	8,331,707	(5)
	1,401	(2)	5.42	(4)	1,401	(2)
Subtotals	2,960,719	(1)	7.52	(3)	2,960,719	(1)
	130,240	(2)	9.77	(4)	130,240	(2)

Total	3,090,959		7.62		3,090,959

(1)
Represents shares of common stock that we repurchased in open market transactions pursuant to the Rule 10b-18 share repurchase authorization that we publicly announced on February 8, 2007. Our board of directors authorized the repurchase up to $50 million worth of common stock. The share buyback program did not obligate us to repurchase any specific number of shares and could have been suspended or terminated at any time. No time frame for the completion of the authorized repurchases was specified in the board of directors’ authorization. The maximum authorized repurchases were completed during the quarter ending March 31, 2008.

(2)	Represents shares of common stock that were withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

(3)	Represents the average price per share of shares of common stock repurchased pursuant to the Rule 10b-18 share buyback program.

(4)	Represents the average price per share of shares of common stock withheld from restricted stock awards on the date of withholding.

(5)
Represents the maximum approximate dollar value of shares of common stock available for repurchase pursuant to the Rule 10b-18 share repurchase authorization at the end of the stated period. There is no limitation on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements. Our selected consolidated financial data may not be indicative of our future financial condition or results of operations. The pro forma income tax amounts below have been calculated to reflect the taxes that would have been reported had we been subject to federal and state income taxes as a corporation during the periods presented.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
		(amounts in thousands, except per share)
Income Statement Data:
Revenues
Cash advance	$316,007	$287,053	$235,055	$209,962	$186,547
ATM	240,575	221,727	182,291	158,433	132,341
Check services	31,213	29,166	26,376	23,768	26,326
Central Credit and other revenues	13,094	10,202	10,358	10,840	10,500

Total revenues	600,889	548,148	454,080	403,003	355,714

Cost of revenues (exclusive of depreciation and amortization)	(434,413)	(389,251)	(308,481)	(270,095)	(232,457)
Operating expenses	(82,015)	(63,812)	(51,206)	(45,339)	(45,436)
Depreciation and amortization	(11,789)	(9,889)	(12,109)	(13,548)	(14,061)

Operating income	72,672	85,196	82,284	74,021	63,760
Interest expense, net (1)	(34,477)	(42,031)	(51,879)	(32,025)	(5,450)

Income before income tax (provision) benefit and minority ownership loss	38,195	43,165	30,405	41,996	58,310
Income tax (provision) benefit	(14,727)	(16,739)	(7,953)	212,422	(321)

Income before minority ownership loss	23,468	26,426	22,452	254,418	57,989
Minority ownership loss, net of tax (2)	236	183	139	137	400

Net income	$23,704	$26,609	$22,591	$254,555	$58,389

Earnings per share
Basic	$0.29	$0.33	$0.49	$7.91	$1.81
Diluted	$0.29	$0.32	$0.30	$3.56	$0.82

Weighted average number of common shares outstanding:
Basic	81,108	81,641	45,643	32,175	32,175
Diluted	81,377	81,921	74,486	71,566	71,500

Pro forma computation related to conversion to corporation for income tax purposes

Income before income tax benefit (provision) and minority ownership loss—historical	N/A	N/A	N/A	$41,996	$58,310
Income tax provision—historical, exclusive of one-time tax benefit (3)	N/A	N/A	N/A	(10,443)	(321)
Pro forma income tax provision—unaudited (4)	N/A	N/A	N/A	(4,600)	(20,741)
Minority ownership loss — historical loss, net of tax	N/A	N/A	N/A	137	400

Pro forma net income	N/A	N/A	N/A	$27,090	$37,648

Pro forma earnings per share
Basic	N/A	N/A	N/A	$0.84	$1.17
Diluted	N/A	N/A	N/A	$0.38	$0.53

Balance Sheet Data:
(at end of period)
Cash and cash equivalents	$71,063	$40,919	$35,123	$49,577	$23,423
Total assets	539,323	588,647	510,418	496,625	243,627
Total borrowings	263,480	274,480	321,412	478,250	—
Stockholders’ equity (deficiency) and members’ capital	138,296	132,157	94,484	(56,779)	199,247

Other Data:
Net cash provided by operating activities	$91,874	$70,079	$38,585	$75,212	$33,471
Net cash used in investing activities (5)	(10,960)	(17,061)	(17,860)	(4,861)	(7,047)
Net cash used in financing activities	(49,715)	(46,761)	(35,190)	(43,950)	(63,067)

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Other Data (unaudited):
Aggregate dollar amount processed (in billions):
Cash advance	$6.4	$5.7	$4.7	$4.2	$3.8
ATM	$13.6	$12.3	$9.9	$8.4	$6.9
Check warranty	$1.4	$1.3	$1.1	$0.9	$1.0
Number of transactions completed (in millions):
Cash advance	11.3	10.4	9.1	8.8	8.1
ATM	73.8	69.2	58.9	53.2	45.7
Check warranty	5.3	5.1	4.7	4.3	4.9

(1)	Interest expense, net, includes interest income and loss on early extinguishment of debt.

(2)	Minority ownership loss, net of tax, represents the portion of the loss from operations of IFT that is attributable to the 40% ownership interest in IFT, which is not owned by us.

(3)
In connection with our conversion to a taxable corporate entity for United States income tax purposes, we recognized a net tax asset created by a step up in the tax basis of our net assets due to the redemption of ownership interests in us by First Data and the sale of ownership interests in us to private equity investors. For purposes of determining the pro forma net income, the recognition of this one-time step up in basis has been excluded from our pro forma tax computation.

(4)
The pro forma un-audited income tax adjustments represent the tax effects that would have been reported had the Company been subject to United States federal and state income taxes as a corporation. Pro forma expenses are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during the period. Actual rates and expenses could have differed had the Company been subject to United States federal and state income taxes for all periods presented. Therefore, the un-audited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to United States federal and state income taxes for all periods presented.

The following table presents the computation of the pro forma income tax expense for all the periods presented (amounts in thousands):

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Income before income taxes, as reported	N/A	N/A	N/A	$41,996	$58,310
Effective pro forma income tax rate	N/A	N/A	N/A	36.00%	36.12%

Pro forma income tax expense	N/A	N/A	N/A	$15,119	$21,062

(5)	In 2004, net cash used in investing activities includes $1.0 million of non-compete payments to two former executives.
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
In September 2005, we completed an initial public offering of common stock. In connection with that offering, our various equity securities that were outstanding prior to the offering were converted into common stock. In addition, we became a guarantor, on a subordinated basis, of Global Cash Access, Inc.’s senior subordinated notes. In 2007, M&C International distributed its holdings of our common stock to its two principals, Karim Maskatiya and Robert Cucinotta.
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
ATM. ATM revenues are comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and reverse interchange fees paid to us by the patrons’ issuing banks. Cardholder surcharges are recognized as revenue when a transaction is initiated and reverse interchange is recognized as revenue on a monthly basis based on the total transactions occurring during the month. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount. The number of transactions completed at our ATMs, and the average surcharge assessed to patrons have both increased in recent years, contributing to our revenue growth. We expect these trends to continue.

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

Key Events in 2007
•	The employment of Kirk Sanford and Harry Hagerty, the Company’s former chief executive officer and former chief financial officer, respectively, ceased in July and October, respectively.

•	William Harris resigned from the Board of Directors in August.

•
On September 1, 2007, many of the Company’s casino customers in the United Kingdom (“UK”) chose to discontinue the provision of the Company’s credit card cash advance services as a result of the UK Gambling Act 2005 becoming effective.

•	Scott Betts, the Company’s current chief executive officer, joined the Company on October 31, 2007.

•
On November 14, 2007, we announced the commencement of an internal investigation related to allegations by an individual whose identity was not made known to the Company. On December 21, 2008, we announced the completion of this internal investigation, which resulted in no finding of evidence of fraud or intentional misconduct to substantiate any of the allegations.

Results of Operations
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
The following table sets forth the condensed consolidated results of operations for the years ended December 31, 2007 and December 31, 2006 (amounts in thousands):

	December 31, 2007		December 31, 2006
	$	%	$	%
Revenues
Cash advance	$316,007	52.6%	$287,053	52.4%
ATM	240,575	40.0	221,727	40.5
Check services	31,213	5.2	29,166	5.3
Central Credit and other revenues	13,094	2.2	10,202	1.9

Total revenues	600,889	100.0	548,148	100.0

Cost of revenues (exclusive of depreciation and amortization)	(434,413)	(72.3)	(389,251)	(71.0)
Operating expenses	(82,015)	(13.6)	(63,812)	(11.6)
Depreciation and amortization	(11,789)	(2.0)	(9,889)	(1.8)

Operating income	72,672	12.1	85,196	15.5

Interest income (expense), net	(34,477)	(5.7)	(42,031)	(7.7)

Income before income tax provision and minority ownership loss	38,195	6.4	43,165	7.9

Income tax provision	(14,727)	(2.5)	(16,739)	(3.1)

Income before minority ownership loss	23,468	3.9	26,426	4.8

Minority ownership loss, net of tax	236	0.0	183	0.0

Net income	$23,704	3.9%	$26,609	4.9%

Total Revenues
Total revenues for the year ended December 31, 2007 were $600.9 million, an increase of $52.7 million, or 9.6%, as compared to the year ended December 31, 2006. This increase was primarily due to the reasons described below.
Cash Advance. Cash advance revenue for the year ended December 31, 2007 was $316.0 million, an increase of $29.0 million, or 10.1%, as compared to the year ended December 31, 2006. This increase was driven by increases in both the total number of cash advance transactions occurring at our cage sites or ATM’s within our customers’ facilities and an increase in the average amount of cash advanced per transaction.
ATM. ATM revenue for the year ended December 31, 2007 was $240.6 million, an increase of $18.9 million, or 8.5%, as compared to the year ended December 31, 2006. The increase was primarily attributable to an increase in the number of transactions occurring at the ATM’s that we manage at our customers’ properties.
Check Services. Check services revenue for the year ended December 31, 2007 was $31.2 million, an increase of $2.0 million, or 7.0%, as compared to the year ended December 31, 2006. This increase was driven both by an increase in the number of checks warranted and an increase in the total face value of checks warranted.
Central Credit and Other. Central Credit and other revenues for the year ended December 31, 2007, were $13.1 million, an increase of $2.9 million, or 28.3%, as compared to the year ended December 31, 2006. The increase was primarily due to the addition of new contracts for credit check services.
We expect revenue in 2008, excluding the contemplated acquisition of Certegy Gaming Services, to be largely consistent with those amounts seen in 2007 as total gaming patronage and revenues began to decline in late 2007. We expect those trends to continue into 2008.
Costs and Expenses
Cost of Revenues (exclusive of Depreciation and Amortization). Cost of revenues (exclusive of depreciation and amortization) increased 11.6% from $389.3 million to $434.4 million. As a percentage of revenue, Cost of revenue (exclusive of depreciation and amortization) increased from 71.0% in 2006 to 72.3% in 2007. This increase is primarily due to an increased proportion of interchange fees driven by the increased proportion of revenue coming from cash advance transactions and increased commissions paid to our customers as a percentage of revenue resulting from renewals at rates less favorable to the Company in 2007. We expect that commissions and interchange will continue to increase, and we expect that in 2008 cost of revenues (exclusive of depreciation and amortization) will increase at a rate faster than revenues.
Operating Expenses. Operating expenses for the year ended December 31, 2007 were $82.0 million, an increase of $18.2 million, or 28.5%, as compared to the year ended December 31, 2006. This increase in operating expenses is primarily attributed to: 1) an increase in professional services fees related to the conduct of an internal investigation in the fourth quarter of 2007 of approximately $4.3 million, 2) an increase in non-cash stock compensation expense of $13.1 million due primarily to departure of our former CEO and CFO resulting in an accelerated recognition of otherwise amortizing costs, and 3) approximately $3.2 million of additional payroll expense from the growth in average head count and approximately $0.8 million in termination benefits to former executives. Offsetting these increases are other operating income of 1) $2.6 million related to our settlement of the Visa Check/MasterMoney Antitrust Litigation and 2) $1.0 million in recovery of escheatment items related to our booth operations.  We expect operating expenses to decrease in 2008 compared to those levels experienced in 2007.
Depreciation and Amortization. Depreciation expense for the year ended December 31, 2007 was $6.3 million, an increase of $1.9 million, or 44.2%, as compared to the year ended December 31, 2006. This increase was primarily driven by increased capital expenditures resulting from increased ATM placement at our customers’ properties. Amortization expense, which relates principally to computer software, customer contracts and our 3-in-1 rollover patent was flat in 2007 as compared to 2006. We do not expect depreciation and amortization to vary significantly in 2008 from those amounts incurred in 2007.
Primarily as a result of the factors described above, operating income for the year ended December 31, 2007 was $72.7 million, a decrease of $12.5 million, or 14.7%, as compared to the year ended December 31, 2006.

Interest Income (Expense), Net. Interest income (expense), net, was $34.5 million in 2007, a decrease of $7.6 million, or 18.0%, from $42.0 million in 2006. Interest income was $3.7 million in 2007, an increase of $0.2 million, or 5.3%, as compared to 2006, due primarily to higher interest rates in 2007 as compared to 2006. Interest expense for the year ended December 31, 2007, was $38.1 million, a decrease of $4.0 million, or 9.4%, as compared to December 31, 2006. Interest expense on borrowings (including amortization of deferred financing costs) was $22.2 million in 2007 as compared to $26.4 million in 2006. The decrease in interest expense was largely due to a lower average amount of outstanding indebtedness in 2007. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $15.9 million in 2007 as compared to $15.7 million in 2006, an increase of $0.2 million or 1.5%. The increase resulted primarily from increases in LIBOR on which those funds are priced to 5.6% in 2007 as compared to 5.4% in 2006. The average balance of ATM cash in 2007 was $285.2 million, compared to $289.2 million in 2006. In 2006, we incurred losses on early extinguishment of debt of $3.4 million resulting from the write-off of deferred financing fees from our refinancing of our senior secured indebtedness. Assuming a constant level of LIBOR, we expect that interest income (expense), net will decline in 2008 as a result of lower anticipated levels of outstanding indebtedness.
Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $38.2 million for the year ended December 31, 2007, a decrease of $5.0 million, or 11.5%, as compared to the prior year.
Income Tax. Income tax expense was $14.7 million for the year ended December 31, 2007. The decrease in income tax expense during 2007 is primarily attributable to a decrease in taxable income as well as a slighty greater effective US federal tax rate. The higher effective rate of 38.9% in 2007 was principally due to the significant increase in non-deductibility of expense related to certain equity awards granted to our employees offset by tax basis adjustments related to certain of our subsidiary tax-based carrying values.
Primarily as a result of the foregoing, income before minority ownership loss was $23.5 million for the year ended December 31, 2007, a decrease of $3.0 million, or 11.2%, as compared to the prior year.
Minority Ownership Loss, net of Tax. Minority ownership loss, net of tax, attributable to IFT for the year ended December 31, 2007 was $236,000, an increase of $53,000 or 29.0% from $183,000 for the year ended December 31, 2006. We expect that IFT will record a loss in 2008 as well.
Primarily as a result of the foregoing, net income was $23.7 million for the year ended December 31, 2007, a decrease of $2.9 million, or 10.9%, as compared to the prior year.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
The following table sets forth the condensed consolidated results of operations for the years ended December 31, 2006 and December 31, 2005 (amounts in thousands):

	December 31, 2006		December 31, 2005
	$	%	$	%
Revenues
Cash advance	$287,053	52.4%	$235,055	51.8%
ATM	221,727	40.5	182,291	40.1
Check services	29,166	5.3	26,376	5.8
Central Credit and other revenues	10,202	1.9	10,358	2.3

Total revenues	548,148	100.0	454,080	100.0

Cost of revenues (exclusive of depreciation and amortization)	(389,251)	(71.0)	(308,481)	(67.9)
Operating expenses	(63,812)	(11.6)	(51,206)	(11.3)
Depreciation and amortization	(9,889)	(1.8)	(12,109)	(2.7)

Operating income	85,196	15.5	82,284	18.1

Interest income (expense), net	(42,031)	(7.7)	(51,879)	(11.4)

Income before income tax (provision) benefit and minority ownership loss	43,165	7.9	30,405	6.7

Income tax (provision) benefit	(16,739)	(3.1)	(7,953)	(1.8)

Income before minority ownership loss	26,426	4.8	22,452	4.9

Minority ownership loss, net of tax	183	0.0	139	0.0

Net income	$26,609	4.9%	$22,591	5.0%

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
Operating Expenses. Operating expenses for the year ended December 31, 2006 were $63.8 million, an increase of $12.6 million, or 24.6%, as compared to the year ended December 31, 2005. Included in operating expenses in 2006 is $9.1 million in non-cash stock based compensation expense that was not recorded as expense in prior years, due to our grant of restricted stock in 2006 and our adoption of SFAS No. 123(R), Share-Based Payment, for equity awards to our employees, in 2006. Excluding the stock-based compensation expense in 2006, operating expenses in 2006 were $54.7 million, an increase of 6.8% over $51.2 million in 2005. Operating expenses increased in 2006 principally due to increases in expenses as a result of increased staffing and increased insurance expenses from our conversion to a public company. We also incurred additional payroll expenses from the addition of new booth locations. In 2006, the Company incurred $0.7 million of expenses in connection with a registered offering of common stock by certain of our shareholders and $0.2 million in expenses related to the settlement of litigation with a former customer.
Depreciation and Amortization. Depreciation expense for the year ended December 31, 2006 was $4.4 million, a decrease of $2.4 million, or 35.9%, as compared to the year ended December 31, 2005. The decrease was primarily due to a certain fixed assets acquired as part of various acquisitions in 2000 and 2001, becoming fully depreciated in 2005 yet remaining in service. Amortization expense, which relates principally to computer software, customer contracts and our acquisition of the 3-in-1 rollover patent in the third quarter of 2005, increased $0.2 million from $5.3 million to $5.5 million in 2006 as compared to 2005.
Primarily as a result of the factors described above, operating income for the year ended December 31, 2006 was $85.2 million, an increase of $2.9 million, or 3.5%, as compared to the year ended December 31, 2005.
Interest Income (Expense), Net. Interest income (expense), net, was $42.0 million in 2006, a decrease of $9.9 million, or 19.0%, from $51.9 million in 2005. Interest income was $3.5 million in 2006, an increase of $1.7 million, or 91.9%, as compared to 2005, due primarily to higher interest rates in 2006 as compared to 2005. Interest expense for the year ended December 31, 2006, was $42.1million, a decrease of $2.1 million, or 4.7%, as compared to December 31, 2005. Interest expense on borrowings (including amortization of deferred financing costs) was $26.4 million in 2006 as compared to $33.9 million in 2005. The decrease in interest expense was largely due to a lower average amount of outstanding indebtedness in 2006. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $15.7 million in 2006 as compared to $10.2 million in 2005, an increase of $5.4 million or 53.2%. The increase resulted primarily from increases in LIBOR on which those funds are priced to 5.4% in 2006 as compared to 3.7% in 2005. The average balance of ATM cash in 2006 was $289.2 million, compared to $276.9 million in 2005. In both 2006 and 2005, we incurred losses on early extinguishment of debt. The 2006 loss was $3.4 million resulting from the write-off of deferred financing fees from our refinancing of our senior secured indebtedness. The 2005 loss was $9.5 million, which was comprised of a $7.2 million premium paid to retire $82.25 million of the Company’s senior subordinated notes and the write-off of $2.3 million of capitalized debt issuance costs associated with the retired notes.
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
Minority Ownership Loss, net of Tax. Minority ownership loss, net of tax, attributable to IFT for the year ended December 31, 2006 was $183,000, an increase of $44,000 or 31.7% from $139,000 for the year ended December 31, 2005.
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
Goodwill. We have approximately $156.9 million in net unamortized goodwill on our consolidated balance sheet at December 31, 2007 resulting from our acquisition of other businesses. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, was adopted in 2002 and requires an annual review of goodwill and other non-amortizing intangible assets for impairment. We completed our initial assessment for impairment of goodwill and determined that no impairment was necessary at that time. Our most recent annual assessment was performed as of October 1, 2007 and it was determined that no impairment adjustment was necessary at that time. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates, which could significantly affect our results of operations.
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
Central Credit revenue is based upon either a flat monthly, unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated. This revenue is recognized on a monthly basis. Revenue derived from our patron marketing products and services is recognized upon completion of services.
Recently Issued Accounting Pronouncements
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140 (“SFAS No. 156”). This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose either of the Amortization or Fair Value subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; and requires separate presentation of servicing assets and servicing liabilities measured at fair value in the statement of financial position. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company adopted SFAS No. 156 on January 1, 2007 with no material effect on the consolidated financial statements.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. As of January 1, 2007, the Company has provided a liability for $0.5 million of unrecognized tax benefits related to various federal and state income tax matters. The FIN 48 liability was reduced to $0 at December 31, 2007 because the Company elected a change in accounting method. As we have net operating loss carryforwards that are required to be applied against any taxable income, the liability associated with the adoption of FIN 48 has been offset against our net operating loss carryforwards.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective beginning January 1, 2008. The adoption of SFAS No. 159 is not expected to have a significant impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations with an acquisition date in the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which establishes standards for the accounting and reporting of noncontrolling interests in subsidiaries (that is, minority interests) in consolidated financial statements and for the loss of control of subsidiaries. SFAS No. 160 requires: (1) the equity interest of noncontrolling shareholders, partners, or other equity holders in subsidiaries to be accounted for and presented in equity, separately from the parent shareholder’s equity, rather than as liabilities or as “mezzanine” items between liabilities and equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; and (3) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. SFAS No. 160 is effective beginning on January 1, 2009. Early adoption of the Statement is prohibited. The Company is currently evaluating the potential impact of adopting this statement.
In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”) to amend the SEC’s views discussed in Staff Accounting Bulletin No. 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB No. 110 is effective beginning January 1, 2008. Because our stock incentive plan has only been in place since 2005, we will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2007 and 2006, respectively:

	Years Ended December 31,
	2007	2006
Net cash provided by operating activities	$91,874	$70,079
Net cash used in investing activities	(10,960)	(17,061)
Net cash used in financing activities	(49,715)	(46,761)
Net effect of exchange rates on cash and cash equivalents	(1,055)	(461)

Net increase (decrease) in cash and cash equivalents	30,144	5,796

CASH AND CASH EQUIVALENTS—Beginning of period	40,919	35,123

CASH AND CASH EQUIVALENTS—End of period	$71,063	$40,919

Our principal source of liquidity is cash flows from operating activities, which were $91.9 million and $70.1 million for the years ended December 31, 2007 and 2006, respectively. Changes in operating assets and liabilities accounted for a net decrease of $20.1 million in cash flow from operating activities. Offsetting this decrease is the net change in settlement receivables and liabilities of $30.4 million and an increase of $8.8 million from increases in net income, the add back of non-cash compensation expense to net income and the net increase in cash tax savings added back to the deferred income tax asset.
Net cash used in investing activities totaled $11.0 million and $17.1 million for the years ended December 31, 2007 and 2006, respectively. Included in net cash used in investing activities for the years ended December 31, 2007 and 2006, respectively, were funds spent on purchased software and software development in the amounts of $1.4 million and $1.5 million and funds spent on the procurement of cash access equipment, computer and other hardware in the amounts of $9.5 million and $14.2 million. We have met our capital requirements to date through cash flows from operating activities.
Net cash used in financing activities was $49.7 million compared to $46.8 million for the years ended December 31, 2007 and 2006, respectively. Under terms of the credit facility that we entered into in the fourth quarter of 2006, our required quarterly principal amortization was significantly reduced. In the year ended December 31, 2007 we repaid $1.0 million of scheduled principal on the term loan and $10.0 million of voluntary repayments on the revolving portion of our credit facilities. Net cash used in financing activities in 2006 is the result of $48.5 million in net repayments on borrowings (which include debt repayments, payments for debt issuance costs and borrowings under our senior secured credit facility) primarily due to the refinancing of our Senior Secured Credit Facility in the fourth quarter of 2006. In the years ended December 31, 2007 and 2006, the net cash used also includes payments for debt issuance costs of $23,000 and $1.6 million, respectively. In 2007, the Company’s Board of Directors authorized the repurchase of up to $50 million worth of shares of common stock. During the year ended December 31, 2007, we repurchased $40.4 million worth of common stock in open market purchases and employee tax withholding transactions from vesting of restricted shares under the Company’s equity incentive programs. Offsetting the cash used was $1.3 million and $1.5 million in proceeds from the exercise of stock options by our employees in 2007 and 2006, respectively. In the years ended December 31, 2007 and 2006, we also received $0.4 million and $0.2 million, respectively, in capital contributions from the minority owner of IFT.

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
Interest on the Notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. On October 31, 2005, $82.3 million or 35% of these Notes were redeemed at a price of 108.75% of face, out of the net proceeds from our initial public offering. The Company may redeem all or a potion of the Notes at redemption prices of 104.375%, on or after March 15, 2008, 102.188% on or after March 15, 2009, or 100.00% on or after March 15, 2010.

The following is a summary of our contractual cash obligations as of December 31, 2007, including our senior subordinated notes and our senior secured credit facilities:

			2 - 3	4 - 5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
	(amounts in thousands)
Long-term debt obligations	$263,480	$1,000	$2,000	$260,480	$—
Estimated interest obligations (1)	84,062	19,695	39,184	25,183	—
Operating lease obligations	1,824	596	1,065	163	—
Purchase obligations (2)	14,751	2,461	4,682	4,682	2,926

Total cash obligations (3)	$364,117	$23,752	$46,931	$290,508	$2,926

(1)
Estimated interest payments are computed using the interest rate in effect at December 31, 2007 multiplied by the principal balance outstanding after scheduled principal amortization payments. For the senior secured credit facility and the senior subordinated notes the rates assumed are 5.72% and 8.75%, respectively.

(2)
Included in purchase obligations are minimum transaction processing services from USA Payments, a company controlled by the principals of M&C and minimum account maintenance charges under our Fiserv agreement.

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

Deferred Tax Asset
At December 31, 2007, we had a net deferred income tax asset of a $177.2 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our income for financial accounting and tax purposes. This difference results from a significant balance of Acquired Goodwill (approximately $686 million), which is recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $45.7 million lower for tax purposes than for financial accounting purposes. At an estimated effective tax rate of 36%, this results in tax payments being approximately $16.5 million less than the provision for income taxes shown on the income statement for financial accounting purposes. This is an expected aggregate of $186.6 million in cash savings over the remaining 12-year life of the deferred tax asset related to the conversion.
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
Bank of America supplies us with currency needed for normal operating requirements of our ATMs pursuant to a Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by the average LIBOR one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that applicable LIBOR increases. As of December 31, 2007, the rate in effect, inclusive of the 25 basis points margin, was 5.3%, and the currency supplied by Bank of America pursuant to this agreement was $368.1 million.

We need supplies of cash to support our foreign operations. For some foreign jurisdictions, such as the United Kingdom, applicable law and cross-border treaties allow us to transfer funds between our domestic and foreign operations efficiently. For other foreign jurisdictions, we must rely on the supply of cash generated by our operations in those foreign jurisdictions, and the cost of repatriation is prohibitive. For example, GCA Canada, the subsidiary through which we operate in Canada, generates a supply of cash that is sufficient to support its operations, and all cash generated through such operations is retained by GCA Canada. As we expand our operations into new foreign jurisdictions, we must rely on treaty-favored cross-border transfers of funds, the supply of cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.
We operate IFT, a joint venture with IGT. We own 60% of the equity interests of IFT and IGT owns 40%. The joint venture was formed to develop and market cash access products using slot tickets. Pursuant to the terms of our agreement with IGT, we are obligated to contribute up to our pro rata share of $10.0 million in capital to IFT. Our obligation to contribute additional capital in IFT is conditioned upon capital calls, the necessity of which, are determined in our sole discretion. As of December 31 2007, we had contributed a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.
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
Off-Balance Sheet Arrangements
Bank of America Amended Treasury Services Agreement. We obtain currency to meet the normal operating requirements of our domestic ATMs and ACMs pursuant to the Amendment of the Treasury Services Agreement with Bank of America. Under this agreement, all currency supplied by Bank of America remains the sole property of Bank of America at all times until it is dispensed, at which time Bank of America obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At December 31, 2007, the total currency obtained from Bank of America pursuant to this agreement was $368.1 million. Because Bank of America obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America for cash usage pursuant to the Amendment of the Treasury Services Agreement are reflected as interest expense in our financial statements. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Arriva. The Arriva Card is a private-label revolving credit card that provides gaming patrons with access to credit in gaming establishments. Pursuant to the Receivables Sale Agreement and the Revolving Loan Product Program Agreement entered into in March 2006 between CIT and Arriva, CIT is the legal issuer of the Arriva Cards marketed by Arriva. In February 2008, we announced that we will discontinue offering the Arriva Card.
When a customer uses the Arriva Card for a transaction, CIT extends credit to the patron for the face amount of transaction and the fee charged by the gaming establishment and acquires the receivable from the customer. CIT is entitled to receive Interim Interest, which is a fee based on the average balance of receivables multiplied by an interest rate. The interest rate is computed based upon the amount of time that CIT has this receivable outstanding. As of December 31, 2007, the interest is determined as the average of the Annual Percentage Rates (“APR”) assigned to new accounts, or approximately 18.99%. CIT requires Arriva to purchase the net amount of all receivables three days from when the receivable was originated (the “Holding Period”). Arriva is entitled to receive all fees and interest income associated with the receivable. These are included within other revenues in the consolidated statements of income and the receivables from the patrons for this revenue are recorded as part of other receivables, net in the consolidated balance sheets.

As of December 31, 2007, CIT had $0.7 million in outstanding receivables from transactions performed on Arriva Cards.
Additionally, Arriva is required to pay CIT an origination fee for the extension of credit on receivables. This origination fee is computed as the principal amount of the extension of credit multiplied by 0.25%.
Senior Secured Credit Facility — As of December 31, 2007, we had $3.2 million in standby letters of credit outstanding as collateral security for First Data related to a Sponsorship Indemnification Agreement whereby First Data agreed to continue its guarantee of performance for us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable VISA and MasterCard rules. GCA has agreed to indemnify First Data and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. Additionally, we had $50,000 in standby letters of credit issued and outstanding as collateral on surety bonds for certain licenses held related to our Nevada check cashing licenses.
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
Bank of America supplies us with currency needed for normal operating requirements of our domestic ATMs and ACMs pursuant to the Amendment to the Treasury Services Terms and Conditions Booklet. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that applicable LIBOR increases. As of December 31, 2007, the rate in effect, inclusive of the 25 basis point margin, was 5.3% and the currency supplied by Bank of America pursuant to this agreement was $368.1 million. Based upon the average outstanding amount of currency to be supplied by Bank of America pursuant to this agreement during 2007, which was $285.2 million, each 1% increase in applicable LIBOR would have a $2.9 million impact on income before taxes and minority ownership loss over a 12-month period.
Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. Our interest expense on these credit facilities is the applicable LIBOR plus a margin of 87.5 basis points for the term loan portion and LIBOR plus 87.5 basis points for the revolving credit portion. At December 31, 2007, we had $11.7 million drawn under the revolving credit portion and we had $99.0 million outstanding under the term loan portion at an interest rate, including the margin, of approximately 5.7%. Based upon the outstanding balance on the term loan of $110.7 million on December 31, 2007, each 1% increase in applicable LIBOR would add an additional $1.1 million of interest expense over a 12-month period.
When a customer uses the Arriva Card for a transaction, CIT extends credit to the patron for the face amount of transaction and the fee charged by the gaming establishment and acquires the receivable from the customer. CIT is entitled to receive Interim Interest, which is a fee based on the average balance of receivables multiplied by an interest rate. The interest rate is computed based upon the Holding Period. The interest is determined as the average of the Annual Percentage Rates (“APR”) assigned to new accounts, or approximately 18.99% at December 31, 2007. We are therefore exposed to interest rate risk to the extent that applicable LIBOR increases. As of December 31, 2007, CIT had $0.7 million in outstanding receivables from transactions performed on Arriva Cards. Each 1% increase in applicable LIBOR would have a $7,000 impact on income before taxes and minority ownership loss over a 12-month period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Global Cash Access Holdings, Inc.
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Global Cash Access Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Cash Access and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for share-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
As discussed in Note 10 of the Notes to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 17, 2008

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(amounts in thousands, except share amounts)

	2007	2006
ASSETS

Cash and cash equivalents	$71,063	$40,919
Restricted cash and cash equivalents	1,380	1,350
Settlement receivables	60,638	137,091
Other receivables, net	27,170	12,848
Prepaid and other assets	7,492	9,488
Property, equipment and leasehold improvements, net	23,523	20,454
Goodwill, net	156,889	156,755
Other intangibles, net	13,941	18,001
Deferred income taxes, net	177,227	191,741

Total assets	$539,323	$588,647

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Settlement liabilities	$93,727	$138,242
Accounts payable	22,463	26,282
Accrued expenses	21,222	17,383
Borrowings	263,480	274,480

Total liabilities	400,892	456,387

COMMITMENTS AND CONTINGENCIES (NOTE 6)

MINORITY INTEREST	135	103

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 500,000 shares authorized and 82,981 and 82,313 shares outstanding at December 31, 2007 and 2006, respectively	83	82
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at December 31, 2007 and 2006, respectively	—	—
Additional paid in capital	163,070	139,515
Retained earnings (accumulated deficit)	14,103	(9,601)
Accumulated other comprehensive income	2,708	2,161
Treasury stock, at cost, 4,563 and 0 shares at December 31, 2007 and 2006, respectively	(41,668)	—

Total stockholders’ equity	138,296	132,157

Total liabilities and stockholders’ equity	$539,323	$588,647

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(amounts in thousands, except earnings per share amounts)

	2007	2006	2005
REVENUES:
Cash advance	$316,007	$287,053	$235,055
ATM	240,575	221,727	182,291
Check services	31,213	29,166	26,376
Central Credit and other revenues	13,094	10,202	10,358

Total revenues	600,889	548,148	454,080

Cost of revenues (exclusive of depreciation and amortization)	(434,413)	(389,251)	(308,481)
Operating expenses	(82,015)	(63,812)	(51,206)
Amortization	(5,487)	(5,520)	(5,295)
Depreciation	(6,302)	(4,369)	(6,814)

OPERATING INCOME	72,672	85,196	82,284

INTEREST INCOME (EXPENSE), NET
Interest income	3,669	3,484	1,815
Interest expense	(38,146)	(42,098)	(44,165)
Loss on early extinguishment of debt	—	(3,417)	(9,529)

Total interest income (expense), net	(34,477)	(42,031)	(51,879)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	38,195	43,165	30,405
INCOME TAX PROVISION	(14,727)	(16,739)	(7,953)

INCOME BEFORE MINORITY OWNERSHIP LOSS	23,468	26,426	22,452
MINORITY OWNERSHIP LOSS, NET OF TAX	236	183	139

NET INCOME	23,704	26,609	22,591
Foreign currency translation, net of tax	547	435	(224)

COMPREHENSIVE INCOME	$24,251	$27,044	$22,367

Earnings per share
Basic	$0.29	$0.33	$0.49

Diluted	$0.29	$0.32	$0.30

Weighted average number of common shares outstanding:
Basic	81,108	81,641	45,643
Diluted	81,377	81,921	74,486
See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(amounts in thousands, except shares)

	Common Stock -		Common Stock -		Preferred Stock -		Preferred Stock -			Retained	Accumulated
	Series A		Series B		Series A		Series B		Additional	Earnings	Other
	Number of		Number of		Number of		Number of		Paid in	(Accumulated	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Stock	Total

BALANCE—December 31, 2004	31,775,250	$32	399,750	$—	31,720,000	$32	7,605,000	$8	$—	$(58,801)	$1,950	$—	$(56,779)

Net income	—	—	—	—	—	—	—	—	—	22,591	—	—	22,591
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(224)	—	(224)
Conversion of all series shares into common A shares	39,724,750	40	(399,750)	—	(31,720,000)	(32)	(7,605,000)	(8)	—	—	—	—	—
Offering of common stock	10,053,568	10	—	—	—	—	—	—	128,886	—	—	—	128,896

BALANCE—December 31, 2005	81,553,568	$82	—	$—	—	$—	—	$—	$128,886	$(36,210)	$1,726	$—	$94,484

Net income	—	—	—	—	—	—	—	—	—	26,609	—	—	26,609
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	435	—	435
Non-cash compensation expense	—	—	—	—	—	—	—	—	9,141	—	—	—	9,141
Restricted stock grants	619,747	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock cancellations	(10,500)	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	149,709	—	—	—	—	—	—	—	1,488	—	—	—	1,488

BALANCE—December 31, 2006	82,312,524	$82	—	$—	—	$—	—	$—	$139,515	$(9,601)	$2,161	$—	$132,157

Net income	—	—	—	—	—	—	—	—	—	23,704	—	—	23,704
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	547	—	547
Non-cash compensation expense	—	—	—	—	—	—	—	—	22,269	—	—	—	22,269
Restricted stock grants	747,000	1	—	—	—	—	—	—	(1)	—	—	—	—
Restricted stock cancellations	(181,061)	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	103,249	—	—	—	—	—	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	—	—	—	—	—	—	—	—	(38,462)	(38,462)
Restricted share vesting withholdings	—	—	—	—	—	—	—	—	1,287	—	—	(3,206)	(1,919)

BALANCE—December 31, 2007	82,981,712	$83	—	$—	—	$—	—	$—	$163,070	$14,103	$2,708	$(41,668)	$138,296

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(amounts in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,704	$26,609	$22,591
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	973	1,584	1,942
Amortization of intangibles	5,487	5,520	5,295
Depreciation	6,302	4,369	6,814
(Gain)loss on sale or disposal of assets	139	(6)	47
Loss on early extinguishment of debt	—	3,417	9,529
Provision for bad debts	11,184	6,483	4,068
Deferred income taxes	14,514	15,899	7,228
Minority ownership loss	(368)	(287)	(218)
Stock-based compensation	22,269	9,141	—
Changes in operating assets and liabilities:
Settlement receivables	76,737	(76,654)	(30,029)
Other receivables, net	(22,827)	(10,503)	(7,097)
Prepaid and other assets	1,071	(1,906)	(1,093)
Settlement liabilities	(44,797)	78,188	17,837
Accounts payable	(3,855)	5,867	(178)
Accrued expenses	1,341	2,358	1,849

Net cash provided by operating activities	91,874	70,079	38,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(9,502)	(14,195)	(7,098)
Purchase of other intangibles	(1,428)	(1,516)	(10,762)
Changes in restricted cash and cash equivalents	(30)	(1,350)	—

Net cash used in investing activities	(10,960)	(17,061)	(17,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility and senior subordinated notes	—	121,730	—
Repayments under credit facility	(11,000)	(168,662)	(74,588)
Repayments from early retirement of senior subordinated notes	—	—	(89,446)
Debt issuance costs	(23)	(1,557)	(331)
Proceeds from sale of stock	—	—	128,895
Proceeds from exercise of stock options	1,287	1,488	—
Purchase of treasury stock	(40,379)	—	—
Minority capital contributions	400	240	280

Net cash used in financing activities	(49,715)	(46,761)	(35,190)

(continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(amounts in thousands)

	2007	2006	2005
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(1,055)	$(461)	$11

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,144	5,796	(14,454)

CASH AND CASH EQUIVALENTS—Beginning of period	40,919	35,123	49,577

CASH AND CASH EQUIVALENTS—End of period	$71,063	$40,919	$35,123

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for:
Interest	$37,549	$38,735	$43,610

Income taxes	$1,055	$410	$2,334

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND BASIS OF PRESENTATION
Global Cash Access Holdings, Inc. is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. Unless otherwise indicated, the terms “the Company,” “Holdings,” “we,” “us” and “our” refer to Global Cash Access Holdings, Inc. together with its consolidated subsidiaries. Holdings, was formed on February 4, 2004, for the purpose of holding all of the outstanding capital stock of Global Cash Access, Inc. (“GCA”) and to guarantee the obligations under our senior secured credit facilities.
GCA is a financial services company that provides cash access products and services to the gaming industry. The Company’s cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash advances, point-of-sale debit card cash advances, automated teller machine (“ATM”) withdrawals, check services and money transfers. These services are provided to patrons at gaming establishments directly by the Company or through one of its consolidated subsidiaries. GCA’s subsidiaries include: Global Cash Access (Canada) Inc. (“GCA Canada”) (formerly known as CashCall Systems Inc.), Global Cash Access (BVI), Inc. (“BVI”), Arriva Card, Inc. (“Arriva”), Global Cash Access Switzerland A.G. (“GCA Switzerland”), Innovative Funds Transfer, LLC, formerly known as QuikPlay, LLC (“IFT”), Global Cash Access (UK) Ltd. (“GCA UK”), Global Cash Access (HK) Ltd. (“GCA HK”) and GCA (Macau) S.A. (“GCA Macau”).
The Company also wholly owns and operates one of the leading credit reporting agencies in the gaming industry, Central Credit, LLC (“Central”), and provides credit reporting information services to gaming establishments and credit-reporting history on gaming patrons to the various gaming establishments. Central operates in both international and domestic gaming markets.
Commencing in the third quarter of 2006, the Company, through its subsidiary, Arriva, began offering a credit card aimed at consumers who perform cash advance transactions in gaming establishments. In February 2008, the Company announced that it would discontinue offering the Arriva Card.
The accompanying consolidated financial statements include the accounts of Holdings and its consolidated subsidiaries: GCA, GCA Canada, Central, BVI, Arriva, GCA Switzerland, IFT, GCA UK, GCA HK and GCA Macau.
GCA Canada is a corporation incorporated under the laws of Ontario, Canada and is directly owned by GCA. GCA Canada provides consumer cash access to gaming establishments in Canada through credit and debit card cash advance transactions. On August 30, 2001, GCA established a United Kingdom branch to provide credit and debit card cash advance and ATM withdrawal transactions to gaming patrons in the United Kingdom. The branch did not initiate these transactions until early 2002 when the regulatory approval to perform these types of transactions in gaming establishments was granted by Parliament. In September 2007, regulatory approval was rescinded and we have currently ceased operations in the United Kingdom. We are currently developing a solution to continue our operations in the United Kingdom.
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
The Company markets check authorization services to gaming establishments pursuant to the TeleCheck Marketing Agreement dated July 9, 1998, as amended. GCA, through TeleCheck, provides gaming establishments who are merchant subscribers check warranty services. GCA provides marketing and customer service to the gaming establishment on behalf of TeleCheck. Because GCA controls the primary customer relationship and GCA can choose to offer check warranty products other than those of TeleCheck (including our own), we view TeleCheck as our agent with respect to these services. Under the TeleCheck Marketing Agreement, as amended, GCA receives the monthly fee charged to gaming establishments, net of actual warranty losses and operating expenses reported by TeleCheck. GCA records the gross monthly fee charged to the gaming establishments in check services revenue. The actual warranty losses billed by TeleCheck are recorded as part of cost of revenues (exclusive of depreciation and amortization). At month end, GCA estimates a liability for unpresented warranty claims and adjusts the month end accrual and warranty expense as necessary. The operating expenses invoiced by TeleCheck are recorded as part of operating expenses.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements presented for the years ended December 31, 2007, 2006 and 2005 and as of December 31, 2007 and 2006 include the accounts of Global Cash Access Holdings, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications within the consolidated financial statements have been made in the prior years in order to conform to the current year presentation.
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
Restricted Cash and Cash Equivalents
As part of certain of our sponsorship agreements in the Caribbean, we are required to maintain minimum deposits of $350,000 as collateral for any potential chargeback loss activity occurring as a result of the sponsorship arrangements. Additionally, pursuant to the Revolving Loan Product Program Agreement and amendments thereto, entered into in March 2006 between CIT Bank (“CIT”) and Arriva, Arriva agreed to maintain a balance of $1.0 million in cash and cash equivalents at all times this agreement is in effect.

ATM Funding Agreements
The Company obtains all of the cash required to operate its ATMs through various ATM Funding Agreements more fully described in Note 3. Some gaming establishments provide the cash utilized within the ATM (“Site-Funded”). The receivables generated for the amount of cash dispensed from transactions performed at our ATMs are owned by GCA and GCA is liable to the gaming establishment for the face amount of the cash dispensed. In the consolidated balance sheets, the amount receivable for transactions processed on these ATM transactions is included within settlement receivables and the amount due to the gaming establishment for the face amount of dispensing transactions is included within settlement liabilities. As of December 31, 2007 and 2006, the Company operated 944 and 626 ATMs, respectively that were Site-Funded.
For our non-Site Funded locations, GCA obtains the necessary cash to service these machines through the Amendment to the Treasury Services Terms and Conditions Booklet with Bank of America. Under the terms of this agreement, neither the cash utilized within the ATMs nor the receivables generated for the amount of cash dispensed through transactions on the ATMs are owned or controlled by GCA. Therefore, these amounts have been excluded from the consolidated balance sheets. We are charged a cash usage fee for the cash used in these ATMs, which is included as interest expense in the consolidated statements of income.
Settlement Receivables and Settlement Liabilities
In the credit and debit card cash advance transactions provided by GCA and GCA Canada, the gaming establishment is reimbursed for the cash disbursed to gaming patrons through a check issued by IPS. IPS is a licensed issuer of payment instruments that is wholly owned by First Data. Pursuant to the agreement with IPS, GCA indemnifies IPS for any losses incurred in conjunction with credit and debit card cash advance transactions, and thus, assumes all of the risks and rewards. GCA receives reimbursement from the patron’s credit or debit card issuer for the transaction in an amount equal to the check issued to the gaming establishment plus the cash advance fee charged to the patron. This reimbursement is included within the settlement receivables on the consolidated balance sheets. GCA then remits to IPS the amount of the check issued to the gaming establishment. The amount of unpaid checks is included within settlement liabilities on the consolidated balance sheets.
Warranty Receivables
In the check services transactions provided by Central, Central warrants check cashing transactions performed at gaming establishments. If a gaming establishment accepts a payroll or personal check from a patron that we warrant, Central is obligated to reimburse the property for the full face value of any dishonored checks. All amounts paid out to the gaming establishment related to these items result in a warranty receivable from the patron. This amount is recorded in other receivables, net on the consolidated balance sheets. On a monthly basis, Central evaluates the collectibility of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the consolidated statements of income. Beginning with the quarter ended March 31, 2007, the Company established a policy of writing off all warranty receivables that are older than one year in age.
A summary activity of the reserve for warranty losses for the years ended December 31, 2007, 2006 and 2005, is as follows (amounts in thousands):

Balance, December 31, 2004	$30
Warranty expense provision	2,968
Charge offs against reserve	—

Balance, December 31, 2005	$2,998
Warranty expense provision	6,483
Charge offs against reserve	—

Balance, December 31, 2006	$9,481
Warranty expense provision	6,776
Charge offs against reserve	(8,835)

Balance, December 31, 2007	$7,422

Unamortized Debt Issuance Costs
Debt issuance costs incurred in connection with the issuance of the senior secured credit facility and the senior subordinated notes are capitalized and amortized to interest expense based upon the related debt agreements using the straight-line method, which approximates the effective interest method. Unamortized debt issuance costs are included in prepaid and other assets on the consolidated balance sheets.

Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation, computed using the straight-line method over the lesser of the estimated life of the related assets, generally three to five years, or the related lease term. Amounts charged to expense for depreciation of property, equipment and leasehold improvements were approximately $6.3 million, $4.4 million, and $6.8 million, for the years ended December 31, 2007, 2006, and 2005, respectively. Accumulated depreciation was $41.9 million and $36.2 million as of December 31, 2007 and 2006, respectively.
Repairs and maintenance costs are expensed as incurred.
Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statements of income.
Property, equipment and leasehold improvements are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset’s carrying value. As of December 31, 2007, the Company does not believe any of its property, equipment, or leasehold improvements are impaired.
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations.
The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The company tests for impairment annually, or more often under certain circumstances. The Company does not believe that any of its goodwill is impaired as of December 31, 2007 based upon the results of our annual impairment testing.
Goodwill attributable to our principal business lines consists of the following at December 31, (amounts in thousands):

	2007	2006

Cash Advance (1)	$93,385	$93,252
ATM	24,033	$24,033
Credit Reporting	17,127	17,126
Check Services	22,344	22,344

Total	$156,889	$156,755

(1)	—	Increase is attributable to a change in the foreign currency translation rates associated with a portion of a foreign component of goodwill attributable to this reporting unit.
Other Intangible Assets
Other intangible assets consist primarily of customer contracts (rights to provide processing services to clients) acquired through business combinations and acquisitions, capitalized software development costs and the acquisition cost of our patent related to the “3-in-1 rollover” technology acquired in 2005. The acquisition cost of the 3-in-1 rollover patent is being amortized over its remaining legal life of 11 years. Excluding the patent, other intangibles are amortized on a straight-line basis over periods ranging from 3 to 10 years.

Other intangibles consist of the following as of December 31, (in thousands):

	2007	2006

Customer contracts	$34,516	$34,516
Computer software	13,550	13,797
Patents	10,000	10,000
Covenants not to compete	60	60

	58,126	58,373
Less accumulated amortization	(44,185)	(40,372)

Total	$13,941	$18,001

Amortization expense related to these intangibles totaled approximately $5.5 million, $5.5 million, and $5.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.
At December 31, 2007 the anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in thousands):

2008	$3,668
2009	2,668
2010	1,858
2011	813
2012	812
Thereafter	4,122

Total	$13,941

The Company accounts for the costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 establishes that computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Costs incurred in the application development phase and any upgrades and enhancements that modify the existing software and result in additional functionality are capitalized and amortized over their useful lives, generally not to exceed three years. These costs consist of outside professional fees related to the development of our systems. The Company capitalized $0.9 million, $1.3 million, and $0.6 million, of development costs for the years ended December 31, 2007, 2006 and 2005, respectively.
Chargebacks
The Company has established an allowance for chargebacks on credit and debit card cash advance transactions based upon past experience with losses arising from disputed charges by customers. Management periodically reviews the recorded balance to ensure the recorded amount adequately covers the expected losses to be incurred from disputed charges. The recorded allowance for chargebacks is included within accrued expenses on the consolidated balance sheets and had a balance of $0.3 million and $0.5 million as of December 31, 2007 and 2006, respectively. The Company expensed $0.3 million, $0.3 million, and $0.8 million in chargeback losses on credit and debit card cash advance transactions for the years ended December 31, 2007, 2006, and 2005, respectively.
Net Warranty Liability
The net warranty liability represents the cost to cover the estimated unreceived and uncollectible returned checks that TeleCheck has warranted as of December 31, 2007 and 2006. GCA is obligated to reimburse TeleCheck for all warranted items paid on the Company’s behalf. The Company had $0.5 million accrued for net warranty liability as of December 31, 2007 and 2006.

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

	Fair Value	Carrying Value
December 31, 2007:
Senior secured credit facility (1)	$108,514	$110,730
Senior subordinated notes	$143,585	$152,750

December 31, 2006:
Senior secured credit facility (2)	$121,730	$121,730
Senior subordinated notes	$159,815	$152,750

(1)	- The senior secured credit facility is not actively traded, fair value has been estimated using discounted cash flow analyses based on the current expected market terms for a similar facility.

(2)
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

Credit reporting revenue is based upon either a flat monthly, unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated. This revenue is recognized on a monthly basis based on the total transactions occurring during the month. Revenue derived from our patron marketing products and services is recognized upon completion of services.
Cost of Revenues (Exclusive of Depreciation and Amortization)
The cost of revenues (exclusive of depreciation and amortization), represent the direct costs required to perform revenue generating transactions. The principal costs included within cost of revenues (exclusive of depreciation and amortization) are commissions paid to gaming establishments, interchange fees paid to credit and debit card networks, transaction processing fees to our transaction processor and check cashing warranties.
Advertising Costs
The Company expenses advertising costs as incurred. Total advertising expense, included in operating expenses in the consolidated statements of income, was $0.6 million, $0.6 million, and $1.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.
 Income Taxes
Income tax expense includes U.S. and international income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Since it is management’s practice and intent to reinvest the earnings in the international operations of our foreign subsidiaries, U.S. federal income taxes have not been provided on the undistributed earnings of any foreign subsidiaries except for GCA Macau. Some items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in consolidated financial statements and accompanying notes. Significant estimates incorporated in the consolidated financial statements include:
•	the estimated reserve for warranty expense associated with our check warranty receivables,

•	the valuation and recognition of share-based compensation,

•	the estimated useful lives for depreciable and amortizable assets,

•	the valuation allowance on our deferred tax asset,

•	the estimated cash flows in assessing the recoverability of long-lived assets, and

•	the estimated reserve for bad debts on Arriva Card receivables purchased from CIT Bank.
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

	2007	2006	2005

Weighted average number of common shares outstanding — basic	81,108	81,641	45,643
Potential dilution from conversion of preferred shares	—	—	28,551
Potential dilution from equity grants (1)	269	280	292

Weighted average number of common shares outstanding — diluted	81,377	81,921	74,486

(1)
- The potential dilution excludes stock options to acquire 2,640,906, 4,016,684, and 3,786,640 shares of common stock at December 31, 2007, 2006 and 2005, respectively, and 321,485, 554,076 and 0 shares of unvested restricted stock at December 31, 2007, 2006 and 2005, respectively, as the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.

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
Under SFAS No. 123(R) and SAB No. 107, share-based payment awards result in a cost that will be measured at fair value on the award’s grant date. Stock options expected to be exercised currently and in future periods are measured at fair value using the Black-Scholes model with the expense associated with these awards being recognized on the straight-line basis over the awards’ vesting period. Forfeitures are estimated at the time of grant, with such estimate updated periodically and with actual forfeitures recognized currently to the extent they differ from the estimates. The Company used the modified prospective transition method and accordingly, prior period amounts have not been restated.
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

The following table illustrates the effect on the net income if the Company had applied the fair-value recognition provisions of SFAS No. 123 to the options granted to our employees and recorded the compensation expense, for the year ended December 31, 2005 (amounts in thousands):

2005
Net income, as reported	$22,591
Less: total stock-based compensation determined under fair-value based method for all awards, net of tax	3,870

Pro forma net income	$18,721

Earnings per share:
Basic, as reported	$0.49

Basic, pro forma	$0.41

Diluted, as reported	$0.30

Diluted, pro forma	$0.25

The estimated per share weighted-average fair value of stock options granted during 2007, 2006 and 2005 was $4.22, $7.33 and $7.27, respectively. We have estimated the fair value of options granted at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the years ended December 31,:

	2007	2006	2005
Risk-free interest rate	4.2%	4.8%	3.8%
Expected life of options (in years)	6.3	6.3	6.0
Expected volatility of Holdings’ stock price	33.6%	37.3%	50.0%
Expected dividend yield	0.0%	0.0%	0.0%
The expected life (estimated period of time outstanding) of options granted was estimated using the expected exercise behavior of employees. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility for options granted in 2007 was based upon our historical volatility and was based on an estimate of the volatility for similar companies within our industry in 2006 and 2005 as our Company did not have a significant history on a public market. The expected dividend yield is based on the Company’s historical information of not paying dividends in prior years.
Stock-based compensation related to time-based restricted shares is calculated based on the closing market price of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid, if any, on the Company’s common stock prior to vesting of the restricted stock.
Arriva
The Arriva Card is a private-label revolving credit card that provides gaming patrons with access to credit in gaming establishments. Pursuant to the Receivables Sale Agreement and the Revolving Loan Product Program Agreement and amendments thereto, entered into in March 2006 between CIT and Arriva, CIT is the legal issuer of the Arriva Card marketed by Arriva.
When a customer uses the Arriva Card for a transaction, CIT extends credit to the patron for the face amount of transaction and the fee charged by the gaming establishment and acquires the receivable from the customer. On a monthly basis, CIT is entitled to receive Interim Interest, which is a fee based on the average balance of receivables multiplied by an interest rate. The interest rate is computed based upon the Holding Period. As of December 31, 2007, the interest is determined by the average Annual Percentage Rate (“APR”) assigned to new accounts, or 18.99%. During the years ended December 31, 2007 and 2006, Arriva incurred $0.4 million and $0.1 million, respectively, in Interim Interest which is included in cost of revenues (exclusive of depreciation and amortization) in the consolidated income statements.

On December 13, 2007, Arriva and GCA entered into the First Amendment to Revolving Loan Product Program Agreement and the First Amendment to Receivable Sale Agreement (collectively the “Arriva Agreements”). Under terms of the Arriva Agreements, Arriva is required to purchase the originated receivable from CIT three days from the date the customer originates the transaction using the card. Arriva is entitled to receive all fees and interest income associated with the receivable. These are included within other revenues in the consolidated statements of income and the receivables from patrons for this revenue are recorded as part of other receivables, net in the consolidated balance sheets.
Under terms of the Arriva Agreements, the termination provisions were amended to provide for termination of the Arriva Agreements by Arriva upon not less than 30 days written notice of CIT, the provisions requiring Arriva to pay minimum origination fees was removed entirely and the minimum required deposit was increased to $0.1 million.
As of December 31, 2007 and 2006, the total patron receivables related to transactions performed on Arriva Cards were $15.7 million and $9.0 million respectively. Arriva evaluates the collectibility of the outstanding patron receivables and establishes a reserve for the expected losses on these receivables. The bad debt expense associated with this reserve is included within cost of revenues in the consolidated statements of income. A summary activity of the reserve for bad debt for the years ended December 31, 2007 and 2006, is as follows (amounts in thousands):

Balance December 31, 2005	$—

Bad debt expense provision	796
Charge offs against reserve	—
Recovery of amounts charged off	—

Balance December 31, 2006	796

Bad debt expense provision	4,233
Charge offs against reserve	(2,792)
Recovery of amounts charged off	46

Balance December 31, 2007	2,283

In February 2008, GCA announced that it would discontinue offering the Arriva Card. Revenues generated by the Arriva Card for the year ended December 31, 2007 were $2.9 million.
Recently Issued Accounting Pronouncements
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140 (“SFAS No. 156”). This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose either of the Amortization or Fair Value subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; and requires separate presentation of servicing assets and servicing liabilities measured at fair value in the statement of financial position. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company adopted SFAS No. 156 on January 1, 2007 with no material effect on the consolidated financial statements.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. As of January 1, 2007, the Company has provided a liability for $0.5 million of unrecognized tax benefits related to various federal and state income tax matters. The FIN 48 liability was reduced to $0 at December 31, 2007 because the Company elected a change in accounting method. The recognition of this amount would not impact the Company’s effective tax rate, if recognized. As we have net operating loss carryforwards that are required to be applied against any taxable income, the liability associated with the adoption of FIN 48 has been offset against our net operating loss carryforwards.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective beginning January 1, 2008. The adoption of SFAS No. 159 is not expected to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations with an acquisition date in the first quarter of 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which establishes standards for the accounting and reporting of noncontrolling interests in subsidiaries (that is, minority interests) in consolidated financial statements and for the loss of control of subsidiaries. SFAS No. 160 requires: (1) the equity interest of noncontrolling shareholders, partners, or other equity holders in subsidiaries to be accounted for and presented in equity, separately from the parent shareholder’s equity, rather than as liabilities or as “mezzanine” items between liabilities and equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; and (3) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. SFAS No. 160 is effective beginning on January 1, 2009. Early adoption of the Statement is prohibited. The Company is currently evaluating the potential impact of adopting this statement.
In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”) to amend the SEC’s views discussed in Staff Accounting Bulletin No. 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB No. 110 is effective beginning January 1, 2008. Because our stock incentive plan has only been in place since 2005, we will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110.
3. ATM FUNDING AGREEMENTS
Bank of America Amended Treasury Services Agreement
On December 19, 2007, GCA entered into an Amendment of the Treasury Services Terms and Conditions Booklet with Bank of America, N.A. that allowed for the Company to utilize up to $360 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for the Company’s ATMs. The amount provided by Bank of America can be increased above $360 million at the option of Bank of America. For use of these funds, the Company pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points. Prior to this agreement, GCA operated on another Amendment of the Treasury Services Agreement dated March 8, 2004 that provided for $300 million in available funds and a cash usage fee that was equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points.
At December 31, 2007 and 2006, the outstanding balance of ATM cash utilized by GCA from Bank of America was $368.1 million and $396.8 million, respectively. For the years ended December 31, 2007, 2006 and 2005, the cash usage fees incurred by the Company were $15.9 million, $15.7 million and $10.2 million, respectively. The cash usage fee is included within interest expense on the Company’s consolidated statements of income. The rate in effect at December 31, 2007, to compute the cash usage fee was 5.3%.
The Company is required to maintain insurance to protect the Company and Bank of America from risk of loss on the cash utilized in the ATMs. The Company is self insured related to this risk. For the years ended December 31, 2007, 2006, and 2005 the Company has incurred no losses related to this self insurance.
On March 13, 2008, the Company entered into an Agreement to Amend the Amendment of the Treasury Services Terms and Conditions Booklet. Pursuant to this Agreement to Amend, the limit on the maximum allowable currency to be provided by Bank of America was increased to $410 million. All other terms of the Amendment of the Treasury Services Terms and Conditions Booklet remain in full force and effect.

Site Funded ATMs
The Company operates ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these Site Funded ATMs. The Site Funded ATM liability is included within settlement liabilities in the accompanying consolidated balance sheets and was $58.1 million and $53.7 million as of December 31, 2007 and 2006, respectively. The Company operated 944 and 626 ATMs, as of December 31, 2007 and 2006, respectively, Site Funded ATMs.
4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Property, equipment and leasehold improvements consist of the following as of December 31, (in thousands):

	2007	2006

ATM equipment	$51,124	$44,866
Cash advance equipment	7,099	6,733
Office, computer and other equipment	4,696	2,791
Leasehold and building improvements	2,486	2,226

	65,405	56,616
Less accumulated depreciation	(41,882)	(36,162)

Total	$23,523	$20,454

5. BENEFIT PLANS
Defined Contribution Plan
The Company has a retirement savings plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering its employees. The 401(k) Plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, the Company matches a percentage of these employee contributions. Expenses related to the matching portion of the contributions to the 401(k) plan were $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.
Equity Incentive Awards
In January 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”) to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and thus to promote the success of the Company’s business. The 2005 Plan is administered by the Compensation Committee but may be administered by our Board of Directors or a committee thereof. The administrator has the authority to select individuals who are to receive options or other equity incentive awards under the 2005 Plan and to specify the terms and conditions of grants of options or other equity incentive awards, the vesting provisions, the term and the exercise price.
Generally, stock options and restricted stock granted under the 2005 Plan (other than those granted to non-employee directors) will vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Unless otherwise provided by the administrator, an option granted under the 2005 Plan generally expires 10 years from the date of grant. Stock options are issued at the closing market price on the date of grant.
As of December 31, 2007, the Company had reserved 8,757,598 shares of common stock for the grant of stock options and other equity incentive awards under the 2005 Plan. On the first business day of each fiscal year beginning with the fiscal year commencing on January 1, 2006, annual increases will be added to the 2005 Plan equal to the lesser of: 3,800,000 shares, 3% of all outstanding shares of our common stock immediately prior to such increase, or a lesser amount determined by our Board of Directors.

A summary of award activity under the Company’s 2005 Plan as of December 31, 2007 and changes during the two years then ended are as follows:

	Stock Option -	Number of Common Shares
	Weighted Average			Equity Awards
	Exercise Price	Stock Options	Restricted Stock	Available for
	(Per Share)	Granted	Granted	Grant
Balance outstanding — December 31, 2005	$13.99	3,356,930	—	484,685

Additional authorized shares	N/A	—	—	2,446,607
Granted	$16.01	375,000	619,747	(994,747)
Exercised	$13.99	(49,709)	(6,250)	—
Forfeited or canceled	$13.99	(57,086)	(10,500)	67,586

Balance outstanding — December 31, 2006	$14.20	3,625,135	602,997	2,004,131

Additional authorized shares	N/A	—	—	2,469,376
Granted	$10.21	1,050,000	747,000	(1,797,000)
Exercised	$16.33	(76,248)	(771,652)	—
Forfeited or canceled	$14.30	(315,731)	(181,561)	497,292

Balance outstanding — December 31, 2007	$13.21	4,283,156	396,784	3,173,799

In addition to the 2005 Plan, the Company granted our former Chief Financial Officer an option to acquire 722,215 shares of common stock as part of his employment agreement in 2004 (“Hagerty Option”). This option has an exercise price of $8.05 per share and would expire 10 years from the date of grant. Under the terms of the Hagerty Option, 25% of the shares subject to the Hagerty Option vested on July 12, 2005 and 1/48 of the shares subject to the Hagerty Option vested on the 12th day of each month thereafter. Upon termination of Mr. Hagerty’s employment with the Company in July 2007, all of the shares subject to the Hagerty Option immediately vested. During the years ended December 31, 2007 and 2006, Mr. Hagerty exercised his option to acquire 27,000 and 100,000 shares of common stock. At December 31, 2007, Mr. Hagerty had the option to acquire 595,215 shares of common stock. This option expired in January 2008.
In February 2008, our Board of Directors approved the grant of options to acquire 4.1 million shares of common stock to existing employees, newly hired employees and certain non-employee members of the Company’s Board of Directors. These shares will vest over a four-year period. The estimated total fair value of the awards at the date of grant was $13.5 million.
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

The following tables summarize additional information regarding the options that have been granted under the 2005 Plan and the option grant to our former Chief Financial Officer upon commencement of his employment in 2004:

		Weighted Avg.	Weighted
	Number of	Exercise Price	Average Life	Aggregate
	Common Shares	(Per Share)	Remaining	Intrinsic Value
				(in thousands)

Balance outstanding — December 31, 2006	4,247,350	$13.30		$29,103
Granted	1,050,000	$10.21
Exercised	(103,248)	$15.04
Cancelled or forfeited	(315,731)	$14.30

Balance outstanding — December 31, 2007	4,878,371	$12.58	7.7 years	$30,560

Balance exercisable — December 31, 2007	3,423,600	$13.03	7.1 years	$23,156

Balance expected to be exercised	1,749,988	$11.94	8.93 years	$9,559

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contract	Exercise	Number	Exercise
Prices	Outstanding	Life	Prices	Exercisable	Price
$8.05	595,215	6.7 years	$8.05	595,215	$8.05
$9.00 - $9.99	1,000,000	9.8 years	$9.99	—	N/A
$13.00 - $13.99	2,815,135	7.1 years	$13.99	2,653,702	$13.99
$14.00 - $14.99	160,000	8.4 years	$14.22	59,583	$14.04
$15.00 - $15.99	151,667	8.5 years	$15.22	56,457	$15.26
$16.00 - $16.99	107,500	8.8 years	$16.06	33,124	$16.08
$18.00 - $18.99	48,854	8.8 years	$18.94	25,519	$18.94

	4,878,371			3,423,600

The weighted-average grant-date fair value per share of the options granted during the years ended December 31, 2007, 2006 and 2005 was $4.22, $7.33 and $7.27, respectively.
During the year ended December 31, 2007, we received $1.3 million in cash from the exercise of stock options. The total intrinsic value of options exercised during the year ended December 31, 2007, was $1.8 million. During the year ended December 31, 2007, we recorded $10.5 million in non-cash compensation expense related to options granted that are expected to vest. Included within the non-cash compensation expense for 2007 was $4.0 million related to the accelerated vesting of stock options for the purchase of 0.6 million shares of common stock for terminated senior management employees. As of December 31, 2007, there was $9.2 million in unrecognized compensation expense related to options expected to vest. That cost is expected to be recognized on a straight-line basis over a weighted average period of 2.6 years. There were no stock option exercises in 2005.
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

Restricted Stock
The Company began issuing restricted stock to employees in the first quarter of 2006. The vesting provisions are similar to those applicable to stock options. Because these restricted shares are issued primarily to employees of the Company, many of the shares issued will be withheld by the Company to satisfy the statutory withholding requirements applicable to the restricted stock grants. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced. These shares will vest over a period of four years. Prior to vesting, the restricted stock has rights to the dividends declared and voting rights, therefore they are considered issued and outstanding.
A summary of non-vested share awards for the Company’s time-based restricted shares as of December 31, 2007 and changes during the years then ended are as follows:

		Weighted Average
	Shares	Grant Date Fair	Aggregate Fair
	Outstanding	Value	Value
			(in thousands)

Balance — December 31, 2005	—	$—	$—

Granted	619,747	$16.95	$10,505
Vested	(6,250)	$16.95	$(106)
Forfeited	(10,500)	$16.95	$(178)

Balance — December 31, 2006	602,997	$16.95	$10,221

Granted	747,000	$16.19	$12,094
Vested	(771,652)	$16.72	$(12,902)
Forfeited	(181,561)	$16.52	$(2,999)

Balance — December 31, 2007	396,784	$16.18	$6,420

There were no time-based restricted shares vested during the year ended December 31, 2005. During the years ended December 31, 2007 and 2006, we recorded $11.8 million and $2.1 million in non-cash compensation expense, respectively, related to the restricted stock granted that is expected to vest. Included within the non-cash compensation expense for 2007 was $7.6 million related the accelerated vesting of 0.5 million of restricted shares for terminated senior management employees. As of December 31, 2007, there was $5.8 million in unrecognized compensation expense related to time-based restricted shares expected to vest. That cost is expected to be recognized on a straight-line basis over a weighted average period of 2.8 years.
6. COMMITMENTS AND CONTINGENCIES
Lease Obligations
The Company leases office facilities and operating equipment under cancelable and non-cancelable agreements. Total rent expense was approximately $0.6 million, $0.5 million, and $0.5 million, for the years ended December 31, 2007, 2006, and 2005, respectively.

At December 31, 2007, the minimum aggregate rental commitment under all non-cancelable operating leases for the years then ending was (in thousands):

2007	$596
2008	549
2009	516
2010	163
2011	—
Thereafter	—

Total	$1,824

Litigation Settlement Award
Visa Check/MasterMoney Antitrust Litigation. The Visa Check/MasterMoney Antitrust Litigation began in October 1996 with the filing of lawsuits by certain retailers and retail trade associations against Visa U.S.A. Inc. (“Visa”) and MasterCard International Incorporated (“MasterCard”).
In the Action against Visa and MasterCard, Plaintiffs claimed, among other things, that Visa and MasterCard, individually, and in conspiracy with each other and with their member banks, have violated the federal antitrust laws by forcing merchants who accept Visa and/or MasterCard-branded credit cards for payment also to accept Visa and/or MasterCard-branded debit cards for payment (the “Honor All Cards Policy”), and by conspiring and attempting to monopolize a market for general purpose point of sale debit cards. Plaintiffs claimed that Defendants’ actions have caused merchants to pay excessive fees on Visa and MasterCard signature debit and credit transactions and on on-line PIN debit transactions, and have injured competition, merchants and consumers.
On June 4, 2003 Plaintiffs entered into separate settlement agreements with Visa and MasterCard. Under terms of the settlements, Visa and MasterCard agreed to eliminate their “Honor All Cards Policy”, to lower debit card fees for an interim period by one-third and to refund over $3 billion to merchants who accepted their cards from October 1992 through June 2003. As the Company accepted Visa and MasterCard branded debit cards during this covered period, we were members of the covered class and entitled to settlement under the agreement.
In December 2007, the Company’s claim award was affirmed by the court. We engaged a third party to assist us in the preparation of the claim and collection of any award due to us in this action. For this service we agreed to a collection fee that would be deducted from any amounts received. The net recovery of $2.6 million is included as a reduction of operating expenses in the accompanying consolidated statement of income for the year ended December 31, 2007.
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
Internal Investigation. On November 14, 2007, the Company announced that it had commenced an internal investigation into allegations made by an individual whose identity has not been made known to the Company. The internal investigation was conducted by the Company’s Audit Committee with the assistance of externally engaged legal counsel and accounting advisory services. On December 21, 2007, the Company announced that the Audit Committee had completed its internal investigation and that the internal investigation uncovered no evidence of fraud or intentional misconduct to substantiate any of the allegations.
As a result of inquiries made during the internal investigation, the Company reviewed and considered the interpretation of contract clauses relating to the calculation of commissions payable to certain of the Company’s customers in connection with certain types of transactions, and the reporting of certain types of transactions to certain of the Company’s customers. As a result of this review, the Company may provide certain customers with augmented monthly transaction reporting for period from 2005 through 2007 for transactions completed on ATMs and automated cashier machines. In reviewing the commission computation provisions of the customer contracts, the Company has identified a number of customer contracts during the period from 2005 through 2007 that contain commission computation provisions that may be subject to varying interpretations. While the Company does believe that commissions have been computed and paid in accordance with our business understanding with the relevant customers, we believe that it is probable that there will be disputes between us and the relevant customers surrounding the amounts we actually paid. Based upon our analysis, we believe it is probable we will incur $2.9 million of additional expense to settle commission disputes. We have recorded these costs as additional commission expense, which is a cost of revenue, for the year ended December 31, 2007. Of this amount, $1.9 million relates to transactions completed in 2005 and 2006. Prior period amounts have not been restated as the amounts are not material.
It is reasonably possible that we will be required to pay additional amounts to settle commission disputes related to our reporting of commissionable transactions. We cannot currently estimate the ultimate cost to resolve these issues, but do not expect these to have a material adverse effect on our business, cash flows, results of operations or financial position.
Derivative Action. On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada, against our current directors, one of our former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. On February 8, 2008, an additional derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada, against our current directors, one of our former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, insider trading and waste of corporate assets. These actions include claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholders including attorneys’ fees. The Company has indemnification agreements with each of the individual defendants that may cause the Company to incur expenses associated with the defense of these actions and that may also protect such individuals from liability to the Company.
Canadian Goods and Services Tax (“GST”). In April 2004, GCA Canada was notified through one of its customers that the Canadian Revenue Agency (“CRA”) Appeals Division had taken a position, on audit of the customer’s two locations, that the customer was liable for GST tax on commissions it received in connection with the cash advance services provided by GCA Canada. The CRA’s position is disputed, by both GCA Canada and the customer based upon their interpretation of the Canadian Excise Tax Act (“ETA”). Under the ETA, a supply of goods or services is taxable unless it is specifically identified as an exempt transaction specifically in the ETA. Included within this listing of exempt transactions are “financial services” transactions.
The preliminary position taken by CRA is that the advancement of funds by the gaming establishment to gaming patrons in consideration for receipt of a negotiable instrument issued by GCA Canada is not an exempt financial services transaction. Therefore, the ETA would require the customer to collect Goods and Services Tax (“GST”) from GCA Canada and remit it to the CRA. On audit the CRA assessed GST of $0.6 million on one of the customer’s locations and $1.1 million on the other customer location. In December 2004, the Company paid the amount assessed to the customer, and the customer remitted the tax to the CRA. In February 2005, the Company filed a refund claim for taxes paid in error with CRA. This claim was denied as expected, and the Company is currently defending the rebate claim through the assessment process, the appeals process and then through court, if necessary.

The Company believes the transactions performed in Canada are financial services transactions specifically exempted by the ETA and therefore not GST taxable. As the Company has paid these obligations and as there is uncertainty related to the ability to recover these amounts through the refund claim and appeals process, the Company has deemed it appropriate to expense this payment and accrue for a liability related to future payments for this customer. Accordingly, in the years ended December 31, 2007 and 2006, the Company has recorded $45,000 and $43,000, respectively, in operating expenses related to this potential tax exposure in the accompanying consolidated income statements.
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
USA Payments Processing Commitments. The Company obtains transaction processing services from USA Payments, a company controlled by M&C International (“M&C”), pursuant to the Amended and Restated Agreement for Electronic Payment Processing. Two of our directors are principals of M&C. Under terms of this agreement, GCA is obligated to pay USA Payments $2.3 million annually in fixed monthly processing fees and minimum annual transaction volume fees through the termination of this agreement in March 2014.
Fiserv Processing Commitments. Arriva entered into an agreement with Fiserv Solutions, Inc. (“Fiserv”), which was effective August 10, 2006. This agreement governs the processing of our private label credit card. Under the terms of the agreement with Fiserv, Arriva is committed to pay $0.5 million in monthly operating expenses if the arrangement is terminated during the first 18 months of the term.
Innovative Funds Transfer, LLC Required Capital Investment. Pursuant to the terms of our agreement with International Game Technology (“IGT”), we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of December 31, 2007, we had invested a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.
First Data Sponsorship Indemnification Agreement. On March 10, 2004, GCA and First Data entered into a Sponsorship Indemnification Agreement whereby First Data agreed to continue their guarantee of performance for us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable VISA and MasterCard rules through September 2010. GCA has agreed to indemnify First Data and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. As collateral security for prompt and complete performance if GCA’s obligations under this agreement GCA was required to cause a letter a credit in the amount of $3.0 million to be issued to First Data to cover any indemnified amounts not paid under terms of this agreement. The required amount of this letter of credit will be adjusted annually based upon the underlying cash advance volume covered by the Sponsorship Indemnification Agreement. As of December 31, 2007, GCA maintained a letter of credit in the amount of $3.2 million to cover this indemnity obligation.

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
Borrowings under the Second Amended and Restated Credit Agreement bear interest at LIBOR plus an Applicable Margin, which is based on the Company’s Senior Leverage Ratio (as defined). At December 31, 2007 and 2006, the Applicable Margin was 87.5 basis points and 137.5 basis points and the effective rate of interest was 5.72% and 6.70%, respectively. Principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2011. GCA may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to certain qualifications set forth in the agreement. Furthermore, the Second Amended and Restated Credit Agreement contains mandatory prepayment provisions which, under certain circumstances, obligate GCA to apply portions of its Excess Cash Flow (as defined) to prepayment of the senior secured credit facilities. No mandatory prepayments were made during the year ended December 31, 2007.
As of December 31, 2007, the scheduled quarterly amortization payments on the term loan portion of the Second Amended and Restated Credit Agreement are $250,000 through September 30, 2010 with the remaining balance of the term loan and any outstanding amounts under the revolving credit loans due to be repaid on November 1, 2011.
Pursuant to the Second Amended and Restated Credit Agreement, the senior secured credit facility continues to be secured by substantially all of the assets of the Company, GCA and GCA’s wholly-owned domestic subsidiaries other than Arriva, and will continue to be guaranteed by the Company and all of GCA’s wholly-owned domestic subsidiaries other than Arriva.
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults, which are subject to important exceptions and qualifications, as set forth in the Second Amended and Restated Credit Agreement. Additionally, we have a covenant related to our allowable capital expenditures. The Company believes it was in compliance with all of its debt covenants that were applicable as of December 31, 2007.
As of December 31, 2007 and 2006, the Company had $99.0 million and $100.0 million, respectively, in borrowings under the term loan, $11.7 million and $21.7 million, respectively, under the revolving portion and $3.2 million and $3.1 million, respectively, in letters of credit issued and outstanding. The letters of credits issued and outstanding reduce amounts available under the revolving portion of the Second Amended and Restated Credit Agreement. On February 19, 2008, we drew down $84.0 million on the revolving portion of the Credit Facility.
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

Senior Subordinated Notes
On March 10, 2004, GCA completed a private placement offering of $235 million 8.75% Senior Subordinated Notes due March 15, 2012 (the “Notes Offering”). On October 14, 2004, we completed an exchange offer of the notes for registered notes of like tenor and effect. The Notes Offering resulted in proceeds to the Company of $228.3 million net of issuance costs and offering expenses. Interest on the notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. Proceeds of the Notes Offering were utilized to finance in part the redemption of ownership interests in us by First Data Corp and pay related fees and expenses.
All of the Company’s existing and future domestic wholly owned subsidiaries are guarantors of the notes on a senior subordinated basis. Under terms of the indenture, up to 35% of these notes may have been redeemed before March 15, 2007, at a price of 108.75% of face, out of the net proceeds from an equity offering. In October 2005, the Company redeemed $82.25 million of these notes plus $7.2 million of redemption premium, with the proceeds of its initial public offering (“IPO”) of equity securities (see discussion on initial public offering in Note 8). The Company may redeem all or a portion of the notes at redemption prices of 104.375% on or after March 15, 2008, 102.188% on or after March 15, 2009 or 100.000% on or after March 15, 2010.
As of December 31, 2007 and 2006, the Company had $152.8 million in borrowings outstanding under the Notes Offering. At December 31, 2007, we believe that we were in compliance with all of our covenants under the Notes offering except our requirement to file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 within 45 days after the end of the fiscal quarter. We filed this Quarterly Report on Form 10-Q with the SEC on January 30, 2008 and cured this breach.
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
Minimum Aggregate Repayment Schedule
At December 31, 2007, the minimum aggregate repayment (excluding excess cash flow payments) for all borrowings for the years then ending was (in thousands):

2008	$1,000
2009	1,000
2010	1,000
2011	107,730
2012	152,750

Total	$263,480

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
Preferred Stock. The amended and restated certificate of incorporation allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2007 we had no shares of preferred stock outstanding.
Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of December 31, 2007 we had 82,981,212 shares of common stock outstanding (including 396,784 shares of non-vested restricted stock).
Common Stock Repurchase Program. On February 6, 2007, the Company’s Board of Directors authorized the repurchase of up $50.0 million of the Company’s issued and outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes. As of December 31, 2007, the Company had $8.3 million remaining under the Common Stock Repurchase Program.
Treasury Stock. In addition to open market purchases of common stock authorized under the Common Stock Repurchase Program, employees may direct the Company to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. The following table provides the treasury stock activity occurring in 2007 (number of shares and cost in thousands):

	Total Number
	of Shares	Average Price per	Cost of Shares
	Purchased or	Share Purchased or	Purchased or
	Withheld	Withheld	Withheld

Balance, December 31, 2006	—	$—	$—

Shares purchase	4,305	$8.93	38,462
Shares withheld from restricted stock vesting	258	$12.43	3,206

Balance, December 31, 2007	4,563	$9.13	$41,668

9. RELATED PARTY TRANSACTIONS
The two members of our Board of Directors who are the principals of M&C, Karim Maskatiya and Robert Cucinotta, are the owners of approximately 24.9% of the outstanding equity interests of the Company. The Company made payments for software development costs and system maintenance to Infonox on the Web (“Infonox”) pursuant to agreements with Infonox. At the time we entered into these agreements and during the periods presented, Infonox was controlled by two members of our Board of Directors and family members of one of those directors. These family members now own a majority of the ownership interests, and hold two of the three director seats, of Infonox. The Company obtains transaction processing services from USA Payments, a company controlled by Messrs. Maskatiya and Cucinotta, pursuant to the Amended and Restated Agreement for Electronic Payment Processing.
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
The Company obtains transaction processing services from USA Payments, a company controlled by the principals of M&C, pursuant to the Amended and Restated Agreement for Electronic Payment Processing. Under terms of this agreement, GCA pays a fee to USA Payments for transaction processing services, which is reflected in cost of revenues (exclusive of depreciation and amortization), and pays other directly identifiable operating expenses that are included within operating expenses in the consolidated statements of income. Pursuant to this agreement, GCA is obligated to pay USA Payments a monthly, fixed processing fee and transaction fees that total $2.3 million annually through the termination of this agreement in March 2014. Additionally, we reimburse USA Payments for invoices related mainly to gateway fees and other processing charges incurred on behalf of the Company from unrelated third parties. These expenses are also classified as part of cost of revenues (exclusive of depreciation and amortization). In September 2005, the Company acquired the 3-in-1 patent from USA Payments for $10.0 million.
The following table represents the transactions with related parties for the years ended December 31, (amounts in thousands):

Description of Transaction	2007	2006	2005

Infonox on the Web:

Software development costs and maintenance expense	$3,594	$1,976	$1,588

USA Payments & USA Payments Systems:

Transaction processing charges	3,010	2,908	2,835

Pass through billing related to gateway fees, telecom and other items	1,384	1,312	1,206

Sublease income earned for leasing out corporate office space for backup servers	(18)	(18)	(18)

Acquisition of 3-in-1 Patent	—	—	10,000

The following table details the amounts receivable from or (liabilities to) these related parties that are recorded as part of other receivables, net, accounts payable or accrued expenses in the consolidated balance sheets as of December 31, (amounts in thousands):

	2007	2006

M&C and related companies	$31	$42

Total included within receivables, other	$31	$42

USA Payment Systems	$(193)	$(149)
Infonox on the Web	(372)	(633)

Total included within accounts payable and accrued expenses	$(565)	$(782)

10. INCOME TAXES
In July 2006, the FASB issued FIN 48, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company was subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. Upon adoption of FIN 48 on January 1, 2007, the Company determined that it had uncertain tax positions totaling $0.5 million related to depreciation and accrued expenses. Because these items are temporary in nature and the Company has net operating loss carryforwards, no interest or penalties were associated with these uncertain tax positions. Accordingly, there was no cumulative effect of adoption. Subsequent to adoption, the Company requested a change in accounting method from the Internal Revenue Service, which eliminated the Company’s tax exposure with respect to these items.
We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expense.
Pursuant to the Securities Purchase and Exchange Agreement, the Company was required to convert from a limited liability company, which was a pass-through entity for U.S. income tax purposes, to a corporation. The conversion of the Company was completed on May 14, 2004.
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

The following table presents the domestic and foreign components of pretax income and recorded income tax expense for the years ended December 31, (amounts are in thousands):

	2007	2006	2005
Components of pretax income:
Domestic	$34,406	$38,275	$24,967
Foreign	3,789	4,890	5,438

Consolidated	$38,195	$43,165	$30,405

Provision for income taxes:
Domestic	$(14,036)	$(15,585)	$(6,770)
Foreign	(823)	(1,257)	(1,262)

Consolidated (1)	$(14,859)	$(16,842)	$(8,032)
Income tax benefit from minority ownership loss	132	103	79

Provision for income taxes, as reported	$(14,727)	$(16,739)	$(7,953)

(1)	– The consolidated provision for income tax total includes the income tax benefit from minority ownership loss of $0.1 million for each of the years ended December 31, 2007, 2006 and 2005.
The Company’s income tax provision consists of the following components as of December 31, (amounts in thousands):

	2007	2006	2005
Current	$(858)	$(1,257)	$(1,262)
Deferred	(14,001)	(15,585)	(6,770)

Total provision for income taxes	$(14,859)	$(16,842)	$(8,032)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes for the years ended December 31, are:

	2007	2006	2005
Federal statutory rate	35.00%	35.00%	35.00%
Effect of:
Foreign provision	(0.32)	(0.07)	(0.51)
State/Province income tax	0.98	1.05	0.98
Non-deductible compensation cost	4.11	2.13	0.00
Final adjustment to 2004 incorporation tax asset	—	—	(9.95)
Increase in valuation allowance	3.45	—	—
Non-deductible expenses and other items	0.72	0.65	0.75
Adjustment to carrying values	(5.04)	—	—

Effective tax rate	38.90%	38.76%	26.27%

The following table outlines the principal components of deferred tax items at December 31, (amounts in thousands):

	2007	2006
Deferred tax assets related to:
Property, equipment and leasehold improvements	$919	$603
Sales allowances	4,283	3,857
Foreign tax credits	4,297	3,872
Net operating losses	4,469	3,939
Stock options FAS 123(R) expense	4,973	2,269
Intangibles	160,446	178,190
Accrued and prepaid expenses	—	45
Other	262	—
Valuation allowance	(1,319)	—

Total deferred income tax assets	178,330	192,775

Deferred tax liabilities related to:
Basis differences related to foreign currency translation adjustments	514	—
Accrued and prepaid expenses	314	—
Other	275	1,034

Total deferred income tax liabilities	1,103	1,034

Deferred income taxes, net	$177,227	$191,741

For all of our investments in foreign subsidiaries, except for GCA Macau, deferred taxes have not been provided on unrepatriated earnings in the amount of approximately $6.4 million. These earnings are considered permanently reinvested, as it is management’s intention to reinvest foreign profits to finance foreign operations.
As of December 31, 2007 the Company has approximately $13.0 million accumulated federal net operating losses. The net operating losses can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2024.
As of December 31, 2007, the Company had approximately $4.3 million in foreign tax credits available. Foreign tax credits can be offset against future taxable income subject to certain limitations for a period of 10 years. Approximately $0.6 million, $1.2 million, $1.0 million, $0.9 million and $0.6 million will expire in 2013, 2014, 2015, 2016 and 2017, respectively. During the year ended December 31, 2007, the Company recorded a valuation allowance related to foreign tax credit deferred tax assets of approximately $1.3 million, due to the expected expiration of a portion of the foreign tax credit carryforwards, which begin to expire in 2013. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future periods or within applicable carryback periods. Although realization is not assured, management has recorded a net deferred tax asset for the amount it believes is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year, (in thousands):

Unrecognized Tax Benefit — Balance January 1, 2007	$500

Gross decreases — tax positions in prior period	(500)
Settlements	—
Lapse of statute of limitations	—

Unrecognized Tax Benefit — Balance December 31, 2007	$—

During the year ended December 31, 2007 the Company filed changes in accounting method with the Internal Revenue Service related to two income tax return methods that gave rise to unrecognized tax benefits at the beginning of the period. The change in accounting methods that were filed with the Internal Revenue Service resulted in decreasing of the unrecognized tax benefit to zero.
The Company does not anticipate that the total amount of its unrecognized tax benefits will significantly change during the next twelve months.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2001. The Company has not undergone any recent examinations by the Internal Revenue Service.
11. SEGMENT INFORMATION
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
The Company operates in four distinct business segments: (i) cash advance, (ii) ATM, (iii) check services, and (iv) credit reporting services. The “Other” lines of business category, none of which exceed the established materiality for segment reporting, include private label credit card operations, Western Union, direct marketing and IFT, among others.
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
Major customers– On June 13, 2005, our largest customer, Harrah’s Entertainment, Inc. (“Harrah’s”) completed its acquisition of Caesars Entertainment, Inc. (“Caesars”), another customer of ours. For the years ended December 31, 2007, 2006, and 2005, the combined revenues from all segments for this customer, assuming it had been combined for all periods presented, would have been approximately $115.2 million, $97.9 million, and $81.3 million, respectively, representing 19.5%, and 18.1% and 17.9% of the Company’s total consolidated revenues, respectively.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. The tables below present the results of operations and total assets by operating segment as of, and for the years ended (amounts in thousands):

	Cash		Check	Credit
	Advance	ATM	Services	Reporting	Other	Corporate	Total
December 31, 2007:

Revenues	$316,007	$240,575	$31,213	$8,771	$4,214	$109	$600,889
Operating income exclusive of depreciation and amortization	77,328	45,635	14,255	6,065	(4,480)	(66,131)	72,672

December 31, 2006:

Revenues	$287,053	$221,727	$29,166	$8,511	$1,394	$297	$548,148
Operating income exclusive of depreciation and amortization	74,222	43,347	10,192	4,928	(2,318)	(45,175)	85,196

December 31, 2005:

Revenues	$235,055	$182,291	$26,376	$8,867	$1,144	$347	$454,080
Operating income exclusive of depreciation and amortization	65,375	39,024	8,036	5,310	300	(35,761)	82,284

	December 31,	December 31,
Total Assets	2007	2006

Cash advance	$153,017	$205,233
ATM	68,627	94,521
Check services	29,749	28,840
Credit reporting	21,204	22,468
Other	19,297	1,995
Corporate	247,429	235,590

Total assets	$539,323	$588,647

12. SUBSEQUENT EVENTS
TeleCheck Marketing Agreement. On January 23, 2008, GCA and TRS Recovery Services, Inc. entered into an agreement to extend the term of the TeleCheck Marketing Agreement dated as of July 9, 1998, between TRS Recovery Services, Inc. and Global Cash Access, Inc. on behalf of itself and its affiliates, as amended, through June 30, 2008.
Stock Option Grants. On February 7, 2008, our Board of Directors approved the grant of options to acquire 4.1 million shares of common stock to existing employees, newly hired employees and certain non-employee members of the Company’s Board of Directors. These shares will vest over a four-year period. The total fair value of the awards at the date of grant is $13.5 million.

Discontinuation of Arriva Card. On February 28, 2008, the Company announced that as part of its strategy of focusing on its core electronic payments business, it will discontinue offering the Arriva Card, a consumer credit card offered by Arriva.
Acquisition of Certegy Gaming Services. On February 28, 2008, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Fidelity National Transaction Services, Inc. (“FIS”) and Certegy Gaming Services, Inc. (“CGS”) to acquire all of the outstanding shares of capital stock of CGS.
The Agreement provides the terms and conditions pursuant to which GCA will purchase all of the capital stock from FIS for an aggregate purchase price of $25,000,000 in cash, subject to a net working capital adjustment. Further, GCA will reimburse to FIS, in a lump sum cash payment, an amount equal to all of the cash and cash equivalents owned by FIS or CGS located or contained within, in transit to, or held by a third party for placement into, automated teller machines and/or cash cages at CGS’ gaming establishment customers as of the closing of the transaction (collectively, the “Customer Premises Cash”). The total amount of cash paid to Seller upon the closing of the transaction, including the purchase price, as adjusted, and the Customer Premises Cash, will not exceed $100,000,000. We expect to consummate the transaction in April 2008.
Bank of America Amended Treasury Services Agreement. On March 13, 2008, GCA entered into an Agreement to Amend the Amendment of Treasury Services Agreement with Bank of America, N.A. that increased the limit on the aggregate allowed currency that Bank of America would provide to the Company from $360 million to $410 million. All other terms and conditions of the Amendment to the Treasury Services Agreement remain in full force and effect.
Borrowings on Senior Secured Credit Facility. On February 19, 2008, we drew down $84.0 million on the revolving portion of the Credit Facility.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter		Year
	(amounts in thousands, except earnings per share)
2007
Revenue	$148,744	$151,530	$156,572		$144,043		$600,889
Operating income	21,326	22,525	17,188	(2)	11,633	(3)	72,672
Net income	7,900	8,568	5,323		1,913		23,704

Earnings per share: (1)
Basic	$0.10	$0.10	$0.07		$0.02		$0.29
Diluted	$0.10	$0.10	$0.07		$0.02		$0.29

2006
Revenue	$129,835	$133,576	$142,852		$141,885		$548,148
Operating income	20,627	20,214	22,163		22,192		85,196
Net income	6,963	6,279	7,815		5,552		26,609

Earnings per share: (1)
Basic	$0.09	$0.08	$0.10		$0.07		$0.33
Diluted	$0.09	$0.08	$0.10		$0.07		$0.32

2005
Revenue	$109,666	$112,460	$116,595		$115,359		$454,080
Operating income	21,872	20,958	18,170		21,284		82,284
Net income	7,340	6,643	4,486		4,122		22,591

Earnings per share: (1)
Basic	$0.23	$0.21	$0.12		$0.05		$0.49
Diluted	$0.10	$0.09	$0.06		$0.05		$0.30

(1)	—	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

(2)	—	Operating income has been reduced by $3.3 million in operating expense related to the acceleration of equity incentive awards to our former Chief Financial Officer.

(3)	—
Operating income has been reduced by $4.3 million in operating expense from costs incurred in connection with the internal investigation and $8.8 million in termination benefits to our former Chief Executive Officer and other executives.

14. GUARANTOR INFORMATION
In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”). There were $152.8 million in Notes outstanding at December 31, 2007 and 2006. The Notes are guaranteed by all of the GCA’s existing domestic wholly-owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under these Notes. These guarantees are full, unconditional, joint and several. GCA Canada, BVI, GCA Switzerland, GCA HK, and GCA Macau; all wholly owned non-domestic subsidiaries, and IFT, a consolidated joint venture, do not guarantee the Notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for the parent only, the issuer, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of and for the years ended December 31, 2007 and December 31, 2006.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2007
(amounts in thousands)

			Combined	Combined	Elimination
	Parent	Issuer	Guarantors	Non-Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$54,411	$5,411	$11,241	$—	$71,063

Restricted cash and cash equivalents	—	380	1,000	—	—	1,380
Settlement receivables	—	56,344	207	4,722	(635)	60,638
Other receivables, net	928	18,010	57,070	121	(48,959)	27,170
Prepaid and other assets	—	6,786	590	116	—	7,492
Investment in subsidiaries	138,296	97,306	—	—	(235,602)	—
Property, equipment and leasehold improvements, net	—	22,213	172	1,138	—	23,523
Goodwill, net	—	116,574	39,471	844	—	156,889
Other intangibles, net	—	13,290	344	307	—	13,941
Deferred income taxes, net	—	177,199	—	28	—	177,227

TOTAL	$139,224	$562,513	$104,265	$18,517	$(285,196)	$539,323

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Settlement liabilities	$—	$85,751	$635	$7,976	$(635)	$93,727
Accounts payable	—	21,947	167	349	—	22,463
Accrued expenses	928	52,904	12,817	3,532	(48,959)	21,222
Borrowings	—	263,480	—	—	—	263,480

Total liabilities	928	424,082	13,619	11,857	(49,594)	400,892

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	135	—	—	—	135

STOCKHOLDERS’ EQUITY	138,296	138,296	90,646	6,660	(235,602)	138,296

TOTAL	$139,224	$562,513	$104,265	$18,517	$(285,196)	$539,323

*	Eliminations include intercompany investments and management fees

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2007
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$307,776	$—	$8,231	$—	$316,007
ATM	—	240,318	—	257	—	240,575
Check services	—	15,137	16,076	—	—	31,213
Central Credit and other revenues	23,704	9,393	11,720	117	(31,840)	13,094

Total revenues	23,704	572,624	27,796	8,605	(31,840)	600,889

Cost of revenues (exclusive of depreciation and amortization)	—	(415,216)	(13,974)	(5,223)	—	(434,413)
Operating expenses	—	(73,885)	(5,924)	(2,795)	589	(82,015)
Amortization	—	(5,078)	(262)	(147)	—	(5,487)
Depreciation	—	(6,062)	(37)	(203)	—	(6,302)

OPERATING INCOME (LOSS)	23,704	72,383	7,599	237	(31,251)	72,672

INTEREST INCOME (EXPENSE), NET
Interest income	—	3,480	38	151	—	3,669
Interest expense	—	(38,078)	—	(68)	—	(38,146)

Total interest income (expense) , net	—	(34,598)	38	83	—	(34,477)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	23,704	37,785	7,637	320	(31,251)	38,195

INCOME TAX PROVISION	—	(14,317)	—	(410)	—	(14,727)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	23,704	23,468	7,637	(90)	(31,251)	23,468

MINORITY OWNERSHIP LOSS	—	236	—	—	—	236

NET INCOME (LOSS)	$23,704	$23,704	$7,637	$(90)	$(31,251)	$23,704

*	Eliminations include earnings on subsidiaries and management fees

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2005
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$230,157	$—	$4,898	$—	$235,055
ATM	—	182,291	—	—	—	182,291
Check services	—	22,716	3,660	—	—	26,376
Central Credit and other revenues	22,591	8,193	8,867	85	(29,378)	10,358

Total revenues	22,591	443,357	12,527	4,983	(29,378)	454,080

Cost of revenues (exclusive of depreciation and amortization)	—	(302,104)	(3,287)	(3,090)	—	(308,481)
Operating expenses	—	(46,971)	(3,404)	(1,449)	618	(51,206)
Amortization	—	(5,167)	(90)	(38)	—	(5,295)
Depreciation	—	(6,788)	(1)	(25)	—	(6,814)

OPERATING INCOME (LOSS)	22,591	82,327	5,745	381	(28,760)	82,284

INTEREST INCOME (EXPENSE), NET
Interest income	—	1,713	—	102	—	1,815
Interest expense	—	(44,165)	—	—	—	(44,165)
Loss on early extinguishment of debt	—	(9,529)	—	—	—	(9,529)

Total interest income (expense), net	—	(51,981)	—	102	—	(51,879)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	22,591	30,346	5,745	483	(28,760)	30,405

INCOME TAX PROVISION	—	(7,894)	—	(59)	—	(7,953)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	22,591	22,452	5,745	424	(28,760)	22,452

MINORITY OWNERSHIP LOSS	—	139	—	—	—	139

NET INCOME (LOSS)	$22,591	$22,591	$5,745	$424	$(28,760)	$22,591

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2007
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,704	$23,704	$7,637	$(90)	$(31,251)	$23,704
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	973	—	—	—	973
Amortization of intangibles	—	5,078	262	147	—	5,487
Depreciation	—	6,062	37	203	—	6,302
Loss on disposal of assets	—	139	—	—	—	139
Provision for bad debts	—	—	11,184	—	—	11,184
Deferred income taxes	—	14,542	—	(28)	—	14,514
Equity income	(23,704)	(7,547)	—	—	31,251	—
Minority ownership loss	—	(368)	—	—	—	(368)
Stock-based compensation	—	22,269	—	—	—	22,269
Changes in operating assets and liabilities:
Settlement receivables	—	81,867	236	(948)	(4,418)	76,737
Other receivables, net	36	11,796	(37,194)	375	2,160	(22,827)
Prepaid and other assets	—	1,676	(588)	(17)	—	1,071
Settlement liabilities	—	(50,545)	(4,418)	5,748	4,418	(44,797)
Accounts payable	—	(3,709)	108	(254)	—	(3,855)
Accrued expenses	(360)	(9,558)	11,731	1,688	(2,160)	1,341

Net cash (used in) provided by operating activities	(324)	96,379	(11,005)	6,824	—	91,874

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	—	(8,364)	(183)	(955)	—	(9,502)
Purchase of other intangibles	—	(1,094)	(77)	(257)	—	(1,428)
Changes in restricted cash and cash equivalents	—	(30)	—	—	—	(30)
Investments in subsidiaries	39,416	(15,100)	—	—	(24,316)	—

Net cash provided by (used in) investing activities	39,416	(24,588)	(260)	(1,212)	(24,316)	(10,960)

*	Eliminations include intercompany investments and management fees	(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2007
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	$—	$(11,000)	$—	$—	$—	$(11,000)
Debt issuance costs	—	(23)	—	—	—	(23)
Exercise of stock options	1,287	—	—	—	—	1,287
Purchase of treasury stock	(40,379)	—	—	—	—	(40,379)
Minority capital contributions		—	—	—	400	400
Capital contributions	—	(39,416)	14,500	1,000	23,916	—

Net cash provided by (used in) financing activities	(39,092)	(50,439)	14,500	1,000	24,316	(49,715)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(1,963)	—	908	—	(1,055)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	19,389	3,235	7,520	—	30,144

CASH AND CASH EQUIVALENTS—Beginning of period	—	35,022	2,176	3,721	—	40,919

CASH AND CASH EQUIVALENTS—End of period	$—	$54,411	$5,411	$11,241	$—	$71,063

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,609	$26,609	$5,021	$42	$(31,672)	$26,609
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	1,584	—	—	—	1,584
Amortization of intangibles	—	5,259	167	94	—	5,520
Depreciation	—	4,317	7	45	—	4,369
Gain on sale or disposal of assets	—	(6)	—	—	—	(6)
Loss on early extinguishment of debt	—	3,417	—	—	—	3,417
Provision for bad debts	—		6,483	—	—	6,483
Deferred income taxes	—	15,899	—	—		15,899
Equity income	(26,609)	(5,063)	—	—	31,672	—
Minority ownership loss	—	(287)	—	—	—	(287)
Stock-based compensation	—	9,141	—	—	—	9,141
Changes in operating assets and liabilities:
Settlement receivables	—	(78,621)	(2,186)	(2,639)	6,792	(76,654)
Other receivables, net	—	(19,211)	(15,141)	(858)	24,707	(10,503)
Prepaid and other assets	—	(1,833)	(1)	(72)	—	(1,906)
Settlement liabilities	—	76,965	5,053	1,223	(5,053)	78,188
Accounts payable	—	5,552	(10)	325	—	5,867
Accrued expenses	—	22,950	3,103	2,751	(26,446)	2,358

Net cash provided by operating activities	—	66,672	2,496	911	—	70,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	—	(13,830)	(30)	(335)	—	(14,195)
Purchase of other intangibles	—	(820)	(566)	(130)	—	(1,516)
Changes in restricted cash and cash equivalents	—	(350)	(1,000)	—	—	(1,350)
Investments in subsidiaries	(1,488)	(1,360)	—	—	2,848	—

Net cash used in investing activities	(1,488)	(16,360)	(1,596)	(465)	2,848	(17,061)

*	Eliminations include intercompany investments and management fees	(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$—	$121,730	$—	$—	$—	$121,730
Repayments under credit facility	—	(168,662)	—	—	—	(168,662)
Debt issuance costs	—	(1,557)	—	—	—	(1,557)
Exercise of stock options	1,488	—	—	—	—	1,488
Minority capital contributions	—	—	—	—	240	240
Capital contributions	—	1,488	1,000	600	(3,088)	—

Net cash provided by (used in) financing activities	1,488	(47,001)	1,000	600	(2,848)	(46,761)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(526)	—	65	—	(461)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	2,785	1,900	1,111	—	5,796

CASH AND CASH EQUIVALENTS—Beginning of period	—	32,237	276	2,610	—	35,123

CASH AND CASH EQUIVALENTS—End of period	$—	$35,022	$2,176	$3,721	$—	$40,919

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,591	$22,591	$5,745	$424	$(28,760)	$22,591
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	1,942	—	—	—	1,942
Amortization of intangibles	—	5,167	90	38	—	5,295
Depreciation	—	6,788	1	25	—	6,814
Loss on sale or disposal of assets	—	47	—	—	—	47
Loss on early extinguisment of debt	—	9,529	—	—	—	9,529
Write-off of bad debt	—	4,068	—	—	—	4,068
Deferred income taxes	—	6,645	—	583	—	7,228
Equity income	(22,591)	(6,169)	—	—	28,760	—
Minority ownership loss	—	(218)	—	—	—	(218)
Changes in operating assets and liabilities:
Settlement receivables	—	(29,681)	—	(348)	—	(30,029)
Other receivables, net	864	(5,649)	(5,786)	(18)	3,492	(7,097)
Prepaid and other assets	—	(1,092)	(1)	—	—	(1,093)
Settlement liabilities	—	17,685	—	152	—	17,837
Accounts payable	—	202	(306)	(74)	—	(178)
Accrued expenses	—	7,161	58	(1,878)	(3,492)	1,849

Net cash (used in) provided by operating activities	864	39,016	(199)	(1,096)	—	38,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	—	(6,962)	(4)	(132)	—	(7,098)
Purchase of other intangibles	—	(10,393)	(183)	(186)	—	(10,762)
Investments in subsidiaries	(130,459)	(700)	—	—	131,159	—

Net cash used in investing activities	(130,459)	(18,055)	(187)	(318)	131,159	(17,860)

*	Eliminations include intercompany investments and management fees	(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	$—	$(74,588)	$—	$—	$—	$(74,588)
Repayments from early retirement of senior subordinated notes	—	(89,446)	—	—	—	(89,446)
Debt issuance costs	—	(331)	—	—	—	(331)
Proceeds from equity offering	128,895	—	—	—	—	128,895
Minority capital contributions	—	280	—	—	—	280
Capital contributions	—	130,459	—	700	(131,159)	—

Net cash provided by (used in) financing activities	128,895	(33,626)	—	700	(131,159)	(35,190)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(135)	—	146	—	11

NET DECREASE IN CASH AND CASH EQUIVALENTS	(700)	(12,800)	(386)	(568)	—	(14,454)

CASH AND CASH EQUIVALENTS—Beginning of period	700	45,037	662	3,178	—	49,577

CASH AND CASH EQUIVALENTS—End of period	$—	$32,237	$276	$2,610	$—	$35,123

*	Eliminations include intercompany investments and management fees

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management’s Assessment of Internal Control over Financial Reporting
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007. The Company’s independent registered accounting firm has issued an audit report on our internal control over financial reporting. This report appears under “Report of Independent Registered Public Accounting Firm” on page 107.
Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2007
During the year ended December 31, 2007, management designed and implemented steps to remediate the material weaknesses reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as described below. These remediation steps were developed following investigation and review of the processes and activities surrounding the material weaknesses and include changes to these processes to prevent or detect similar future occurrences.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting at December 31, 2006
Ineffective controls related to staffing in finance and accounting. During 2006, we had a high level of turnover of personnel in our finance and accounting staff, which resulted in certain controls not operating effectively as of December 31, 2006. This condition led to the following internal control deficiencies, each of which was considered to be a material weakness:
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

Inadequate controls related to commissions. During 2006, we did not have an appropriate internal control design related to how we calculate the amount of commissions we pay our customers. Specifically, 1) internal controls over commission set-up did not include a comparison of commission rates to contractual terms and 2) there was an ineffective process to determine the appropriate commission type and amount. In addition, some of the databases and applications used to maintain transaction records and perform certain commission computations were maintained by a third party, and appropriate controls to monitor and approve changes and to limit access were not in place.
None of these material weaknesses resulted in a material adjustment to our 2006 consolidated financial statements.
During the year ended December 31, 2007 we completed certain remediation initiatives including:
Remediation of Material Weakness Relating to Staffing in Finance and Accounting Existing at December 31, 2006
•
Increased the quantity, experience, skill set and compensation of the accounting and finance staff, which led to low turnover during 2007. The lower turnover in turn led to the finance and accounting staff being better trained and more efficient in their duties. Permanent employees or qualified temporary consultants filled all positions at year-end.

As of December 31, 2007, we are able to conclude that we have remediated this material weakness.
Remediation of Material Weaknesses Relating to the Reconciliation and Analysis of Accounts and the Financial Reporting Close Process Existing at December 31, 2006
•
Established specific checklists within our financial close process to identify the key tasks needing completion and the applicable employee responsible for each task. Implemented key control to summarize the accounting for significant non-routine events occurring each quarter.

•
Management emphasized the reconciliation of all material balance sheet accounts on a timely basis and following Company policy for the proper preparation, support and approval of journal entries. Automated the support and reconciliation for a key balance sheet account.

•
Implemented a new accounting software system on April 1, 2007 with significantly more capabilities versus our former accounting software system, which greatly enhanced the productivity of our staff in finance and accounting.

As of December 31, 2007, we are able to conclude that the controls related to the reconciliation and analysis of accounts and the financial reporting close process were operating effectively and that we have remediated this material weakness.
Remediation of Material Weakness Relating to Income Taxes Existing at December 31, 2006
•
Due to the remediation of the material weakness related to staffing in finance and accounting, finance and accounting management was able to perform more timely reviews of the tax impact of certain key events in computing our provision for income taxes. Additionally, on an as needed basis, the Company engaged highly qualified, external tax consultants to perform a timely and detailed review of our income tax provision.

As of December 31, 2007, we are able to conclude that the controls related to the preparation of our income tax provision were operating effectively and that we have remediated this material weakness.
Remediation of Material Weakness Relating to Accounts Payable Existing at December 31, 2006
•
Reduced turnover in the accounts payable department during the year, including no turnover in the accounts payable supervisor position. Implemented a new accounting software system on April 1, 2007, which added many systematic accounts payable control capabilities, such as not being able to generate a check without the input of a password from management personnel. Designed and implemented new controls within the accounts payable process, such as the reconciliation of vendor statements to our source system data and various input/reconciliation controls around the vendor master file.

As of December 31, 2007, we are able to conclude that the controls related to our account payable process were operating effectively and that we have remediated this material weakness.
Remediation of Material Weakness Relating to Commissions
Due to the significant turnover in our senior management during 2007, and the potential for new senior management having different views on how to manage the commission process, we did not permanently redesign, or bring in-house, the databases and applications used to maintain transaction records and perform certain commission computations, nor did we implement a new template for our contracts. However, the Company initiated the following steps and procedures to ensure that commissions paid to our customers were accurately calculated and recorded:
•	Significantly upgraded our commission analysis and audit capabilities by hiring our current Senior Commissions Analyst.

•	Created enhanced monthly commission reporting for management.

•
Performed quarterly audits of contractual data included in our databases and applications used to maintain transaction records and perform certain commission computations, the results of which were reviewed and approved by finance and accounting management.

•	Performed independent recalculation of commission amounts calculated by our databases and applications used to maintain transaction records and perform certain commission computations.
As of December 31, 2007, we are able to conclude that the controls related to commissions were operating effectively and that we have remediated this material weakness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Global Cash Access, Inc.
Las Vegas, Nevada
We have audited the internal control over financial reporting of Global Cash Access Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and includes explanatory paragraphs related to the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment and the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 17, 2008

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors, executive officers and corporate governance required by this Item is incorporated by reference to the section entitled “Proposal One — Election of Class II Directors” in the Company’s Definitive Proxy Statement in connection with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2006. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information required by 10A-3(d) of the Exchange Act is incorporated by reference to the section entitled “Board and Corporate Governance Matters” in the Proxy Statement.
We have adopted a Code of Business Conduct and Ethics that is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated there under. The Code of Business Conduct and Ethics is available on our website at www.globalcashaccess.com. To the extent required by law, any amendments to, or waivers from, any provision of the Code of Conduct will be promptly disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.
On March 30, 2007, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange Corporate Governance listing standards as of that date.
We have filed, as an exhibit to this Annual Report on Form 10-K, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 and the rules promulgated there under regarding the quality of our public disclosure.
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
EQUITY COMPENSATION PLANS
The following table sets forth information about shares of the Company’s Common Stock that may be issued under the Company’s equity compensation plans, including compensation plans that were approved by the Company’s stockholders as well as compensation plans that were not approved by the Company’s stockholders. Information in the table is as of December 31, 2007. The amounts in columns (a) do not include shares of restricted stock issued and outstanding under the Company’s 2005 Stock Incentive Plan.

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price	Compensation
	Outstanding	of Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
	and Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	4,283,156	$13.21	3,173,799	(2)
Equity compensation plans not approved by stockholders	595,215	$8.05	—

Total/Weighted Average/Total	4,878,371	$12.58	3,173,799

(1)	Represents shares of the Company’s Common Stock issuable upon exercise of options outstanding under the Company’s 2005 Stock Incentive Plan.

(2)
Under the annual refresh provisions of the Company’s 2005 Stock Incentive Plan, the total number of shares reserved for issuance upon exercise of stock options was increased by 2,501,369 on January 1, 2008.

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

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2007

Consolidated Statement of Stockholders’ Equity (Deficiency) for the three years ended December 31, 2007

Consolidated Statements of Cash Flows for the three years ended December 31, 2007

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.	See Item 15(b)

(b) Exhibits:

Exhibit
Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(6)	Amended and Restated Bylaws

4.2(1)	Indenture relating to $235,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2012

4.3(1)	Form of 8 3/4% Senior Subordinated Notes due 2012

4.4(1)	Assumption Agreement, dated as of June 7, 2004, by Global Cash Access, Inc. and the Subsidiary Guarantors named therein

4.5(1)	Supplemental Indenture by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., GCA Access Card, Inc., Central Credit, LLC and The Bank of New York Trust Company, N.A. and form of notation of Guarantee by Global Cash Access Holdings, Inc.

4.6(1)	Supplemental Indenture by and among Global Cash Access, Inc., GCA Access Card, Inc., Central Credit, LLC and The Bank of New York Trust Company, N.A. and notation of Guarantee by GCA Access Card, Inc.

10.1(1)	Lease Agreement, dated as of March 8, 2000, by and between Global Cash Access, L.L.C. and American Pacific Capital Gateway Bldg D Co., L.L.C.

10.4(1)	Guaranty, dated as of March 10, 2004, among GCA Holdings, L.L.C., the guarantors from time to time party hereto and Bank of America, N.A., as Administrative Agent

10.5(1)	Security Agreement including First and Second Amendments thereto, dated as of March 10, 2004, among the loan parties from time to time party thereto and Bank of America, N.A., as Collateral Agent

10.6(1)	Pledge Agreement, dated as of March 10, 2004, among the loan parties from time to time party thereto and Bank of America, N.A., as Collateral Agent

10.7(1)	Membership Unit Redemption Agreement, dated as of March 10, 2004, between FDFS Holdings, LLC and GCA Holdings, L.L.C.

10.8(1)	Sponsorship Agreement, dated as of November 1999, by and between BA Merchant Services, Inc. and Global Cash Access, L.L.C., as amended by Amendment Number 1 to the Sponsorship Agreement, dated as of September 2000, among BA Merchant Services, Global Cash Access, L.L.C. and First Data Corporation

10.9(1)	Sponsorship Indemnification Agreement, dated as of March 10, 2004, by and between Global Cash Access, L.L.C. and First Data Corporation

10.10(1)	Amended and Restated Software License Agreement, dated as of March 10, 2004, between Infonox on the Web and Global Cash Access, L.L.C.

10.11(1)	Professional Services Agreement, dated as of March 10, 2004, between Infonox on the Web and Global Cash Access, L.L.C.

10.12(1)	Patent License Agreement, dated as of March 10, 2004, between USA Payments and Global Cash Access, L.L.C.

Exhibit
Number	Exhibit Description

10.13(1)	Amended and Restated Electronic Payment Processing Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C., USA Payments Inc. and USA Payment Systems, Inc.

10.14(1)	Letter Agreement Relating to Technology, dated May 13, 2004, among Global Cash Access, L.L.C., USA Payments, USA Payment Systems and Infonox on the Web

10.15(1)	Automated Teller Machine Sponsorship Agreement by and between Global Cash Access, L.L.C. and Western Union Bank, dated as of November 12, 2002, and First Amendment to Automated Teller Machine Sponsorship Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C. and First Financial Bank

10.16(1)	Membership Unit Purchase Agreement, dated as of March 10, 2004, by and among Bank of America Corporation, M&C International and GCA Holdings, L.L.C.

10.17(1)	Amendment to Treasury Services Terms and Conditions Booklet—ATM Cash Services, dated as of March 8, 2004, by and between Global Cash Access, L.L.C. and Bank of America, N.A.

10.18(1)	Limited Liability Company Agreement of QuikPlay, LLC, dated as of December 6, 2000, between Global Cash Access, L.L.C. and IGT

10.19(1)	Registration Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein, M&C International and Bank of America Corporation

10.20(1)	Stockholders Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein, M&C International and Bank of America Corporation

10.21(1)	Investor Rights Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein and M&C International

10.22(1)	Noncompete Agreement, dated as of May 14, 2004, by and between GCA Holdings, Inc. and Kirk Sanford

*10.23(1)	Global Cash Access Holdings, Inc. 2005 Stock Incentive Plan

*10.24(1)	Employment Agreement, dated as of March 22, 2005, by and between Global Cash Access, Inc. and Kirk Sanford

*10.25(1)	Form of Indemnification Agreement between Global Cash Access Holdings, Inc. and each of its executive officers and directors

10.26(1)	Patent Purchase and License Agreement, dated as of March 22, 2005, by and between Global Cash Access, Inc. and USA Payments

10.27(1)	Termination and Consent, dated as of March 16, 2005, by and among Global Cash Access Holdings, Inc. and the other parties thereto

10.28(1)	Amended and Restated Credit Agreement, dated as of April 13, 2005, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, as amended by Amendment No. 1 thereto

*10.29(1)	Employment Agreement, dated as of September 12, 2005, by and between Global Cash Access, Inc. and Kathryn S. Lever

Exhibit
Number	Exhibit Description

*10.30(2)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Kirk E. Sanford

*10.31(4)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Kathryn S. Lever

+10.32	Master Service Agreement, dated as of November 27, 2006, by and between Global Cash Access, Inc. and Integrated Payment Systems, Inc.

10.33(5)	Second Amended and Restated Credit Agreement, dated as of November 1, 2006, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, Bank of America, N.A., as Administrative Agent, and Wachovia Bank, N.A., as Syndication Agent

10.34(7)	Second Amendment to Security Agreement, dated as of January 25, 2007, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., Central Credit, LLC, and Bank of America, N.A., as Administrative Agent.

10.35(8)	Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of June 22, 2007, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., and Bank of America, N.A., as Administrative Agent

10.36(9)	Amendment to Treasury Services Terms and Conditions Booklet, dated December 19, 2007, by and between Global Cash Access, Inc. and Bank of America, N.A.

*10.37(10)	Employment Agreement with Scott Betts, dated October 31, 2007

*10.38(11)	Notices of Stock Option Award and Stock Option Award Agreements with Scott Betts, dated October 31, 2007

10.39(12)	Amendment to Treasury Services Terms and Conditions Booklet, dated as of December 19, 2007, by and between Global Cash Access, Inc. and Bank of America, N.A.

10.40(13)	Amendment to Treasury Services Terms and Conditions Booklet, dated December 19, 2007, by and between Global Cash Access, Inc. and Bank of America, N.A.

*10.41(14)	Employment Agreement with George Gresham, dated February 25, 2008

*10.42(15)	Notice of Stock Option Award and Stock Option Award Agreement with February 25, 2008

10.43	Amendment to Treasury Services Terms and Conditions Booklet, dated as of March 13, 2008, by and between Global Cash Access, Inc. and Bank of America, N.A.

12.1	Computation of ratio of earnings to fixed charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (see page 115)

31.1	Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 17, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 17, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 17, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 17, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-123514) filed September 22, 2005.

(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2006.

(3)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 17, 2006.

(4)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 17, 2006.

(5)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 7, 2006.

(6)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 26, 2007.

(7)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 25, 2007.

(8)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 26, 2007.

(9)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 9, 2007.

(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 2, 2007.

(11)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 2, 2007.

(12)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 19, 2007.

(13)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 26, 2007.

(14)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 25, 2008.

(15)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 25, 2008.

*	Management contracts or compensatory plans or arrangements.

+	Confidential treatment has been requested with regard to certain portions of this document.
(c)	See Item 15(a)(2).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASH ACCESS HOLDINGS, INC.
By:	/s/ Scott Betts
Scott Betts
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 17, 2008
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Betts and George Gresham, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Scott Betts Scott Betts	President and Chief Executive Officer (Principal Executive Officer) and Director	March 17, 2008

/s/ George Gresham George Gresham	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008

/s/ Karim Maskatiya Karim Maskatiya	Director	March 17, 2008

/s/ Robert Cucinotta Robert Cucinotta	Director	March 17, 2008

/s/ Walter G. Kortschak Walter G. Kortschak	Director	March 17, 2008

/s/ Charles J. Fitzgerald Charles J. Fitzgerald	Director	March 17, 2008

/s/ E. Miles Kilburn E. Miles Kilburn	Director	March 17, 2008

/s/ Geoff Judge Geoff Judge	Director	March 17, 2008

/s/ Fred C. Enlow Fred C. Enlow	Director	March 17, 2008

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.43	Amendment to Treasury Services Terms and Conditions Booklet, dated as of March 13, 2008, by and between Global Cash Access, Inc. and Bank of America, N.A.

12.1	Computation of ratio of earnings to fixed charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (see page 115)

31.1	Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 17, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 17, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 17, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 17, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002