Form 10-Q
period 2008-03-31
Global Cash Access Holdings, Inc.
filed 2008-05-14
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of May 6, 2008, there were 76,994,761 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS

Cash and cash equivalents	$163,234	$71,063
Restricted cash and cash equivalents	1,383	1,380
Settlement receivables	40,606	61,066
Other receivables, net	8,483	14,424
Prepaid and other assets	7,545	6,905
Assets held for sale	6,053	12,180
Property, equipment and leasehold improvements, net	23,617	23,516
Goodwill, net	156,855	156,889
Other intangibles, net	12,307	13,652
Deferred income taxes, net	174,282	177,227

Total assets	$594,365	$538,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$71,159	$93,727
Accounts payable	26,993	22,402
Accrued expenses	15,438	20,262
Borrowings	347,230	263,480

Total liabilities	460,820	399,871

COMMITMENTS AND CONTINGENCIES (NOTE 5)

MINORITY INTEREST	62	135

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 500,000 shares authorized and 82,986 and 82,981 shares issued at March 31, 2008 and December 31, 2007, respectively	83	83
Preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Additional paid in capital	165,015	163,070
Retained earnings	15,849	14,103
Accumulated other comprehensive income	2,622	2,708
Treasury stock, at cost, 5,991 and 4,563 shares at March 31, 2008 and December 31, 2007, respectively	(50,086)	(41,668)

Total stockholders’ equity	133,483	138,296

Total liabilities and stockholders’ equity	$594,365	$538,302

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per share)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
REVENUES:
Cash advance	$73,388	$77,412
ATM	59,772	60,766
Check services	7,681	7,351
Central Credit and other revenues	2,644	2,648

Total revenues	143,485	148,177

Cost of revenues (exclusive of depreciation and amortization)	(103,374)	(105,705)
Operating expenses	(18,640)	(17,346)
Amortization	(1,362)	(1,281)
Depreciation	(1,855)	(1,431)

OPERATING INCOME	18,254	22,414

INTEREST INCOME (EXPENSE), NET
Interest income	942	887
Interest expense	(7,664)	(9,643)

Total interest income (expense), net	(6,722)	(8,756)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	11,532	13,658

INCOME TAX PROVISION	(5,430)	(5,106)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY OWNERSHIP LOSS	6,102	8,552

MINORITY OWNERSHIP LOSS, NET OF TAX	46	64

INCOME FROM CONTINUING OPERATIONS	6,148	8,616

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(4,403)	(716)

NET INCOME	1,745	7,900

Foreign currency translation, net of tax	(85)	56

COMPREHENSIVE INCOME	$1,660	$7,956

Basic net income per share of common stock:
Continuing operations	$0.08	$0.11

Discontinued operations	$(0.06)	$(0.01)

Basic net income per share of common stock	$0.02	$0.10

Diluted net income per share of common stock:
Continuing operations	$0.08	$0.11

Discontinued operations	$(0.06)	$(0.01)

Basic net income per share of common stock	$0.02	$0.10

Weighted average number of common shares outstanding
Basic	76,977	81,764
Diluted	76,979	82,044
See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,745	$7,900
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	243	243
Amortization of intangibles	1,409	1,326
Depreciation	1,855	1,431
Provision for bad debts	9,092	1,159
Deferred income taxes	2,946	4,352
Minority ownership loss	(73)	(100)
Stock-based compensation	1,945	2,936
Changes in operating assets and liabilities:
Settlement receivables	20,046	64,592
Other receivables, net	3,674	(3,401)
Prepaid and other assets	(342)	440
Settlement liabilities	(22,616)	(61,314)
Accounts payable	4,568	(205)
Accrued expenses	(5,267)	(3,176)

Net cash provided by operating activities	19,225	16,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(1,955)	(1,941)
Purchase of other intangibles	(16)	(485)
Changes in restricted cash and cash equivalents	(3)	—

Net cash used in investing activities	(1,974)	(2,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	84,000	—
Repayments under credit facility	(250)	(250)
Debt issuance costs	—	(23)
Proceeds from exercise of stock options	—	341
Purchase of treasury stock	(9,347)	(2,093)

Net cash provided by (used in) financing activities	74,403	(2,025)

(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$517	$(32)

NET INCREASE IN CASH AND CASH EQUIVALENTS	92,171	11,700

CASH AND CASH EQUIVALENTS—Beginning of period	71,063	40,919

CASH AND CASH EQUIVALENTS—End of period	$163,234	$52,619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$11,080	$12,848

Cash paid for income taxes, net of refunds	$111	$449

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BUSINESS AND BASIS OF PRESENTATION

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

GCA is a financial services company that provides cash access products and services to the gaming industry. The Company’s cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash advances, point-of-sale debit card cash advances, automated teller machine (“ATM”) withdrawals, check cashing transactions and money transfers. These services are provided to patrons at gaming establishments directly by the Company or through one of its consolidated subsidiaries. GCA’s subsidiaries are: Global Cash Access (Canada) Inc. (formerly known as CashCall Systems Inc). (“GCA Canada”), Global Cash Access (UK) Ltd. (“GCA UK”), Global Cash Access (BVI), Inc. (“BVI”), Arriva Card, Inc. (“Arriva”), Global Cash Access Switzerland A.G. (“GCA Switzerland”), Global Cash Access (Belgium), S.A. (“GCA Belgium”), Innovative Funds Transfer, LLC (“IFT”), Global Cash Access (HK) Ltd. (“GCA HK”), GCA (Macau), S.A. (“GCA Macau”) and Global Cash Access (South Africa) (Pty.) Ltd. (“GCA SA”).

The Company also owns and operates a credit reporting agency for the gaming industry through a wholly-owned subsidiary, Central Credit, LLC (“Central”), and provides credit-information services and credit-reporting history on gaming patrons to various gaming establishments. Central operates in both international and domestic gaming markets.

Commencing in the third quarter of 2006, the Company, through Arriva, began marketing a credit card aimed at consumers who perform cash advance transactions in gaming establishments. The Company has since discontinued such marketing efforts and intends to exit the Arriva business. See further discussion in Note 10.

The accompanying unaudited condensed consolidated financial statements include the accounts of Holdings and its consolidated subsidiaries: GCA, GCA Canada, GCA UK, Central, BVI, Arriva, GCA Switzerland, GCA Belgium, IFT, GCA HK, GCA Macau and GCA SA.

Basis of Presentation — The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and ended March 31, 2008 are not necessarily indicative of results to be expected for the full fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. The Company has since actively marketed the Arriva business for sale. The assets associated with the Company’s Arriva Card operations, have been segregated and reported as held for sale in the accompanying condensed consolidated balance sheet as of December 31, 2007, and the results of operations for the Arriva Card line of business have been reclassified to discontinued operations for the three months ended March 31, 2007.

Use of Estimates — We have made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. Our actual results may differ from these estimates. The significant accounting estimates incorporated into our condensed consolidated financial statements include:
•	the estimated reserve for warranty expense associated with our check warranty receivables,

•	the valuation and recognition of share-based compensation,

•	the estimated useful lives for depreciable and amortizable assets,

•	the valuation allowance on our deferred tax asset,

•	the expected loss on discontinuation of Arriva,

•	the estimated cash flows in assessing the recoverability of long-lived assets, and

•	the estimated reserve for bad debts on Arriva Card receivables purchased from CIT Bank.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The unaudited condensed consolidated financial statements presented for the three months ended March 31, 2008 and 2007 and as of March 31, 2008 and December 31, 2007 include the accounts of Global Cash Access Holdings, Inc. and its subsidiaries.

All significant intercompany transactions and balances have been eliminated in consolidation.

Earnings Applicable to Common Stock — In accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 128, Earnings per Share, basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of potential common stock, which consists of non-vested shares of restricted stock outstanding and assumed stock option exercises. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Weighted average common shares outstanding — basic	76,977	81,764
Potential dilution from equity grants (1)(2)	2	280

Weighted average common shares outstanding — diluted	76,979	82,044

(1) –	The potential dilution excludes the weighted average effect of stock options to acquire 6,667,642 and 3,946,785 shares of common stock for the three months ended March 31, 2008 and 2007, respectively, as the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.

(2) –	The potential dilution excludes the weighted average effect of shares of time-based restricted stock of 341,335 and 1,085,251 shares for the three months ended March 31, 2008 and 2007, respectively, because the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.
Arriva Card, Inc. — Pursuant to the Receivables Sale Agreement and the Revolving Loan Product Program Agreement and amendments thereto, entered into in March 2006 between CIT Bank (“CIT”), Arriva and GCA, and as amended on December 13, 2007, CIT is the issuer of the credit cards marketed by Arriva (the “Arriva Card”). As of March 31, 2008, CIT had approximately $2,000 in outstanding patron receivables from originated transactions performed on Arriva Cards. CIT is entitled to receive monthly from Arriva a fee based on the average balance of receivables multiplied by an interest rate. As of March 31, 2008, the interest is determined as the average of the Annual Percentage Rates (“APR”) assigned to new accounts, or approximately 18.99%. For the three months ended March 31, 2008 and 2007, Arriva paid $12,000 and $0.2 million in interim interest, respectively. See further discussion of discontinuation of Arriva in Note 10.

Central Credit Check Warranty Receivables — In the check services transactions provided by Central, Central warrants check cashing transactions performed at gaming establishments. If a gaming establishment accepts a payroll or personal check from a patron that we warrant, Central is obligated to reimburse the property for the full face value of any dishonored checks. All amounts paid out to the gaming establishment related to these items result in a warranty receivable from the patron. This amount is recorded in other receivables, net on the condensed consolidated balance sheets. On a monthly basis, Central evaluates the collectibility of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the condensed consolidated statements of income. The Company’s policy is to write off all warranty receivables that are older than one year in age.
A summary of the activity for the check warranty reserve for the three months ended March 31, 2008, is as follows (amounts in thousands):

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions	Period

Quarter ended March 31, 2008	$7,422	$2,364	$(1,245)	$8,541
Fair Value Measures — In February 2008, the Financial Accounting Standards Board (“FASB”) deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. We partially adopted SFAS No. 157 as of January 1, 2008, which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by SFAS No. 157, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.
Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.
Level 3 — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

As of March 31, 2008 the Company maintained as held for sale, a portfolio of revolving credit receivables. These receivables represented the primary asset of Arriva. As discussed in Note 10, these receivables were adjusted to fair value using the expected net present value of future discounted cash flows, a Level 3 input. As a result of this assessment, the Company recorded a pretax valuation adjustment as a charge to income of $5.5 million as of March 31, 2008.
Recently Issued Accounting Pronouncements — In February 2008, FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008. The adoption of SFAS No. 159 did not have a significant impact on our consolidated financial statements.
In June 2007, the FASB’s Emerging Issues Task Force issued Topic No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 requires the realized tax benefit for dividends paid on share-based payment awards expected to vest to be credited to the Company’s additional paid-in capital account. The application of EITF 06-11 shall be applied prospectively to income tax benefits of dividends declared on affected securities in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a significant impact on our consolidated financial statements.
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

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB No. 110”) to amend the SEC’s views discussed in Staff Accounting Bulletin No. 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB No. 110 is effective beginning January 1, 2008. Because our stock incentive plan has only been in place since 2005, we will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110.

3.	ATM FUNDING AGREEMENTS

Bank of America Amended Treasury Services Agreement — On March 13, 2008, the Company entered into an Amendment of the Treasury Services Agreement (“Bank of America ATM Funding Agreement”) with Bank of America, N.A. that allowed for the Company to utilize up to $410 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for all the Company’s ATMs. The amount provided by Bank of America can be increased above $410 million at the option of Bank of America. For use of these funds, GCA pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR plus 25 basis points. For the three months ended March 31, 2008 and 2007, $2.3 million and $3.9 million, respectively, of cash usage fees have been included in interest expense in the accompanying condensed consolidated statements of income. At March 31, 2008, the outstanding balance of ATM cash utilized by GCA was $197.4 million and the cash usage interest rate in effect was 3.1%.

Site Funded ATMs — GCA operates some ATMs at customer locations where the customer provides the cash required for ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability is included within settlement liabilities in the accompanying balance sheets and was $51.6 million and $58.1 million as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 and December 31, 2007, GCA operated 956 and 944 devices (ATMs and redemption kiosks), respectively, that were site funded.

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

A summary of award activity under the Company’s stock option plans as of March 31, 2008 and changes during the three month periods then ended is as follows:

		Weighted
		Average	Weighted
		Exercise	Average Life	Aggregate
	Options	Prices	Remaining	Intrinsic Value
				(in thousands)
Outstanding — December 31, 2007	4,878,371	$12.58	7.7 years	$30,560

Granted	4,090,000	6.76
Exercised	—	—
Forfeited	(714,068)	9.11

Outstanding — March 31, 2008	8,254,303	$10.00	8.7 years	$40,510

Exercisable — March 31, 2008	2,269,907	14.10	6.9 years	$16,540

There were stock options granted to acquire 4.1 million shares of common stock during the three months ended March 31, 2008. During the three months ended March 31, 2008, the Company received no proceeds from the exercise of stock options. During the three months ended March 31, 2008, we recorded $1.7 million in non-cash compensation expense related to options granted that are expected to vest. As of March 31, 2008, there was $19.1 million in unrecognized compensation expense related to options expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.5 years.
There were no stock options granted during the three months ended March 31, 2007. During the three months ended March 31, 2007, we received $0.3 million in cash from the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $0.2 million . During the three months ended March 31, 2007, we recorded $1.8 million in non-cash compensation expense related to options granted that are expected to vest. As of March 31, 2007, there was $13.8 million in unrecognized compensation expense related to options expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.9 years.
Restricted Stock — The Company began granting restricted stock to employees in the first quarter of 2006. The vesting provisions are similar to those applicable to stock options. Because these restricted shares are issued primarily to employees of the Company, some of the shares issued will be withheld by the Company to satisfy the minimum statutory tax withholding requirements applicable to the restricted stock grants. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced and the number of shares included within treasury stock is increased by the amount of shares withheld. During the three months ended March 31, 2008, the Company withheld 31,000 shares of restricted stock from employees with a cumulative vesting commencement date fair value of $0.2 million. These amounts have been included a part of the total treasury stock repurchased during the period. Prior to vesting, the restricted stock has rights to the dividends declared and voting rights; therefore they are considered issued and outstanding.
A summary of all non-vested share awards for the Company’s time-based restricted shares as of March 31, 2008 is as follows:

Shares Outstanding
Balance — December 31, 2007	396,784

Granted	5,500
Vested	(97,741)
Canceled	(892)

Balance — March 31, 2008	303,651

There were 0.1 million time-based restricted shares vested during the three months ended March 31, 2008. During the three months ended March 31, 2008 and 2007, we recorded $0.3 million and $1.1 million in non-cash compensation expense related to the restricted stock granted that is expected to vest. As of March 31, 2008, there was $5.0 million in unrecognized compensation expense related to time-based restricted shares expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.5 years.

5.	COMMITMENTS AND CONTINGENCIES

Litigation Claims and Assessments

Canadian Goods and Services Tax (‘‘GST’’) — In April 2004, GCA Canada was notified through one of its customers that the Canadian Revenue Agency (‘‘CRA’’) Appeals Division had taken a position, on audit of the customer’s two locations, that the customer was liable for GST on commissions it received in connection with the cash advance services provided by GCA Canada. The CRA’s position is disputed by both GCA Canada and the customer based upon their interpretation of the Canadian Excise Tax Act (‘‘ETA’’).

In December 2004, the Company paid the amount assessed related to the customer, and the customer remitted such amount to the CRA. In February 2005, the Company filed a refund claim for taxes paid in error with CRA. This claim was denied as expected, and the Company is currently defending the rebate claim through the appeals process.
The Company believes the transactions performed in Canada are financial services transactions specifically exempted by the ETA and therefore not subject to GST. As the Company has paid these obligations and as there is uncertainty related to the ability to recover these amounts through the refund claim and appeals process, the Company has deemed it appropriate to expense this payment and accrue for a liability related to future payments for this customer. In the three months ended March 31, 2008 and 2007, the Company has recorded minimal amounts in operating expenses related to this potential tax exposure in the accompanying consolidated income statements.
Commissions Liability —As a result of inquiries made during the internal investigation announced on November 14, 2007, the Company reviewed and considered the application of contract clauses relating to the calculation of commissions payable to certain of the Company’s customers in connection with certain types of transactions. In reviewing the commission computation provisions of the customer contracts, the Company has identified issues with the payment of certain commissions to twenty-two of our customers during the period from 2005 through 2007. In the third quarter of 2007, we recorded a liability of $2.9 million for additional commission expense to resolve any commission calculation disputes with the relevant customers. During the three months ended March 31, 2008, we have paid $0.1 million to certain customers in full satisfaction of amounts due and continue to negotiate with other affected customers to resolve the remaining disputes. At March 31, 2008, the liability for commission disputes was $2.8 million.
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
Derivative Action — On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada against our current directors, two of our former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. On February 8, 2008, an additional derivative action was filed by a separate stockholder on behalf of the Company in the United States District Court, District of Nevada against our current directors, one of our former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, insider trading and waste of corporate assets. On May 5, 2008, the foregoing actions were consolidated and an amended complaint was filed that continues to pursue only state law claims bunt not violations of Sections 10(b) or 20(a) of the Securities Exchange Act of 1934, as amended. The consolidated action seeks , among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholders including attorneys’ fees. The Company has indemnification agreements with each of the individual defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such individuals from liability to the Company.  The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action.
Class Action — On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our current and former directors, M&C International, Summit Partners, L.P., Goldman Sachs & Co., Inc., and J.P. Morgan Securities, Inc, alleging violation of Sections 11, 12(a)(2) and 15 the Securities Act of 1934. The action includes claims for, among other things, damages and rescission. The Company has indemnification agreements with each of the individual defendants and certain of the other defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such defendants from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action.
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

USA Payments Processing Commitments. The Company obtains transaction processing services pursuant to the Amended and Restated Agreement for Electronic Payment Processing from USA Payments, a company controlled by Karim Maskatiya and Robert Cucinotta, the principals of M&C International (“M&C”) both of whom were members of our Board of Directors through March 31, 2008. Under terms of this agreement, GCA is obligated to pay USA Payments $2.3 million annually in fixed monthly processing fees and minimum annual transaction volume fees through the termination of this agreement in March 2014.

Fiserv Processing Commitments. Arriva entered into a Letter of Understanding with Fiserv Solutions, Inc. (“Fiserv”), which was effective March 10, 2008, related to the processing of our private label credit card. Under the terms of the agreement with Fiserv, Arriva is committed to pay the greater of 120% of the prevailing prices for the services utilized or $25,000 in monthly minimum processing fees through May 9, 2008 or until the services are no longer utilized.

CIT Receivable Repurchases. Under terms of the First Amendment to the Receivables Sale Agreement entered into on December 13, 2007, Arriva is required to purchase the originated receivable from CIT three business days (the “Holding Period”) from the loan settlement date. Arriva is entitled to receive all fees and interest income associated with the receivable.

Innovative Funds Transfer, LLC Required Capital Investment. Pursuant to the terms of our agreement with International Game Technology (“IGT”), we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of March 31, 2008, we had invested a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.

First Data Sponsorship Indemnification Agreement. On March 10, 2004, GCA and First Data Corporation (“First Data”) entered into a Sponsorship Indemnification Agreement whereby First Data agreed to continue its guarantee of performance by us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable VISA and MasterCard rules. GCA has agreed to indemnify First Data and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. As collateral security for prompt and complete performance of GCA’s obligations under this agreement, GCA was required to cause a letter of credit in the amount of $3.0 million to be issued to First Data to cover any indemnified amounts not paid under terms of this agreement. The required amount of this letter of credit will be adjusted annually based upon the underlying cash advance volume covered by the Sponsorship Indemnification Agreement. In March 2008, the $3.2 million letter of credit expired. In April 2008, the letter of credit was reissued for $3.4 million.

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

On February 19, 2008, the Company borrowed $84.0 million on the revolving portion of the Credit Facility. As of March 31, 2008 and December 31, 2007, the Company had $98.8 million and $99.0 million, respectively, in borrowings under the term loan, $95.7 million and $11.7 million, respectively, under the revolving portion and $50,000 and $3.2 million, respectively, in letters of credit issued and outstanding. The letters of credit issued and outstanding reduce amounts available under the revolving portion of the Second Amended and Restated Credit Agreement. Borrowings under this loan facility bear interest at a specified number of basis points above a specified base interest rate. At March 31, 2008, the weighted average interest rate, inclusive of the applicable margin of 87.5 basis points, was 3.52%.

The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults, which are subject to important exceptions and qualifications, as set forth in the Second Amended and Restated Credit Agreement. As of March 31, 2008, the Company is in compliance with the required covenants.

In April 2008, the Company repaid $31.7 million of the revolving credit facility.

Senior Subordinated Notes. On March 10, 2004, GCA completed a private placement offering of $235 million 8.75% Senior Subordinated Notes due March 15, 2012 (the “Notes Offering”). On October 14, 2004, we completed an exchange offer of the notes for registered notes of like tenor and effect. Interest on the notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. All of the Company’s existing and future domestic wholly owned subsidiaries are guarantors of the notes on a senior subordinated basis. As of March 31, 2008 and December 31, 2007, the Company had $152.8 million in borrowings outstanding under the Notes Offering.

7.	CAPITAL STOCK

Common Stock Repurchase Program. On February 6, 2007, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s issued and outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes. During the three months ended March 31, 2008, the Company repurchased or withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards 1.4 million shares of common stock at an aggregate purchase price of $8.4 million. The Company completed the repurchases under this authorization on February 11, 2008.

8.	RELATED PARTY TRANSACTIONS

At March 31, 2008, two members of our Board of Directors, Karim Maskatiya and Robert Cucinotta, are the owners of approximately 25.5% of the outstanding equity interests of the Company. The Company made payments for software development costs and system maintenance to Infonox on the Web (“Infonox”) pursuant to agreements with Infonox. At the time we entered into these agreements, Infonox was controlled by two members of our Board of Directors and during the period presented, Infonox was controlled by family members of one of those directors. These family members now own a majority of the ownership interests, and hold two of the three director seats, of Infonox. The Company obtains transaction processing services from USA Payments, a company controlled by Messrs. Maskatiya and Cucinotta, pursuant to the Amended and Restated Agreement for Electronic Payment Processing.

The following table represents the transactions with related parties for the three months ended March 31, 2008 and March 31, 2007 (amounts in thousands):

Name of		March 31,
Related Party	Description of Transaction	2008	2007

M&C Affiliates:

Infonox on the Web	Software development costs and maintenance expense included in operating expenses and other intangibles, net	$575	$812

USA Payments	Transaction processing charges included in cost of revenues (exclusive of depreciation and amortization)	950	958

USA Payments	Pass through billing related to gateway fees, telecom and other items included in cost of revenues (exclusive of depreciation and amortization) and operating expenses	278	367
The following table details the amounts receivable from or (liabilities to) these related parties that are recorded as part of other receivables, net, accounts payable or accrued expenses in the unaudited condensed consolidated balance sheets (amounts in thousands):

	March 31,	December 31,
	2008	2007

M&C and related companies	$21	$31

Total included within other receivables, net	$21	$31

USA Payment Systems	$(437)	$(193)
Infonox on the Web	(360)	(372)

Total included within accounts payable and accrued expenses	$(797)	$(565)

9.	INCOME TAXES

Our effective income tax rate for continuing operations was 46.9% for the three months ended March 31, 2008 compared to 37.7% for the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2008 was negatively impacted by the expiration of non-qualified stock options, and shortfall resulting from the vesting of restricted stock options. Due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the first quarter of 2008 are expected to be substantially lower than the provision.

The following table presents the recorded income tax expense for the three months ended March 31, (amounts are in thousands):

	Three Months Ended
	March 31,
	2008	2007
Provision for income taxes:
Provision for income taxes on continuing operations, as reported	$5,430	$5,106
Provision for income taxes, minority loss	26	36
Income tax benefit, discontinued operations	(2,476)	(392)

Provision for income taxes, consolidated	$2,980	$4,750

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”) with no material effect on the financial statements. As of March 31, 2008, there has been no change to the balance of unrecognized tax benefits reported at December 31, 2007.

10.	DISCONTINUED OPERATIONS

On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. The Company has since actively marketed the Arriva business for sale and accordingly, has classified the net assets of Arriva as available for sale on the Condensed consolidated Balance Sheets. The Company estimated the fair value of the Arriva net assets as of March 31, 2008 based on preliminary offers the Company had received in connection with its marketing efforts as well as through the application of a net present value methodology. The Company recorded a pre-tax loss of $5.5 million to reduce the net assets of the Arriva business to their estimated fair value at March 31, 2008. The Company currently anticipates completing the sale of Arriva within one year. As of March 31, 2008 and December 31, 2007 the components of assets held for sale is as follows (amounts in thousands):

	March 31,	December 31,
	2008	2007

Total assets	$6,803	$13,201
Total liabilities	(750)	(1,021)

Assets held for sale	$6,053	$12,180

As a result of the implementation of the plan to dispose of the Arriva business, the operating results of the Arriva business have been removed from continuing operations and reported as discontinued operations in the condensed consolidated statements of income and comprehensive income. Selected financial information that has been reported as discontinued operations for the three months ended March 31, 2007 and 2008 are as follows (amounts in thousands):

	March 31,	March 31,
	2008	2007

Revenue	$859	$567
Pretax loss	$(6,879)	$(1,079)
Cash flows from discontinued operations for the quarter ended March 31, 2008 have not been separately identified in the condensed consolidated statement of cash flows.
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

Major customers — For the three months ended March 31, 2008 and 2007, the combined revenues from all segments from our largest customer was approximately $28.0 million and $28.2 million, respectively representing 19.4% and 19.2% of the Company’s total consolidated revenues, respectively.

For the three months ended March 31, 2008 and 2007, the combined revenues from all segments for our second largest customer was approximately $15.0 million and $15.1 million, respectively, representing 10.4% and 10.3%, of the Company’s total consolidated revenues.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The tables below present the results of operations by operating segment for the three months ended March 31, 2008 and 2007 and total assets by operating segment as of March 31, 2008 and December 31, 2007 (amounts in thousands):

	Cash		Check	Credit
	Advance	ATM	Services	Reporting	Other	Corporate	Total
Three Months Ended March 31, 2008

Revenues	$73,388	$59,772	$7,681	$2,202	$442	$—	$143,485
Operating income exclusive of depreciation and amortization(1)	17,501	10,941	3,121	1,664	301	(15,274)	18,254

Three Months Ended March 31, 2007

Revenues	$77,412	$60,766	$7,351	$2,267	$273	$108	$148,177
Operating income exclusive of depreciation and amortization(1)	18,499	11,811	3,123	1,551	43	(12,613)	22,414

(1)	Depreciation and amortization expense for segment presentation purposes has been included within the Corporate segment, and has not been allocated to individual operating segments.

	March 31,	December 31,
Total Assets	2008	2007

Cash advance	$140,248	$153,444
ATM	60,633	68,627
Check services	29,572	29,749
Credit reporting	21,057	21,204
Other	1,318	6,552
Discontinued operations	7,371	18,731
Corporate	334,166	239,995

Total assets	$594,365	$538,302

12.	SUBSEQUENT EVENTS

Acquisition of Certegy Gaming Services — On April 1, 2008, the Company completed its acquisition of all of the issued and outstanding shares (the “Shares”) of Certegy Gaming Services, Inc. (“CGS”), pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fidelity National Transaction Services, Inc. and CGS.

In connection with the acquisition, GCA purchased the Shares from Seller for an aggregate purchase price of $25,000,000 in cash. Additionally at closing GCA was obligated to pay $57.3 million for the estimate of cash and cash equivalents owned by CGS at closing and an additional $1.4 million for working capital surplus, severance and commission payments to certain employees not retained by Seller following the closing of the acquisition. The estimated cash and cash equivalents and working capital surplus amounts paid are subject to a post closing adjustment for differences identified between the amounts paid at closing and actual amounts identified. In April 2008, the Company has received a refund of some of the estimate of cash and cash equivalents owned by CGS at closing

Borrowings on Senior Secured Credit Facility — In April 2008, the Company repaid $31.7 million of the outstanding balance on the revolving portion of the Credit Facility.

Class Action — On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our current and former directors, M&C International, Summit Partners, L.P., Goldman Sachs & Co., Inc., and J.P. Morgan Securities, Inc, claiming violation of Sections 11, 12(a)(2) and 15 the Securities Act of 1934. The action includes claims for, among other things, damages and rescission. The Company has indemnification agreements with each of the individual defendants and certain of the other defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such individuals from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action.

Derivative Action — On May 5, 2008, the two separate derivative actions filed by stockholders on behalf of the Company in the United States District Court, District of Nevada against our current directors, two of our former directors, our former chief executive officer and our former chief financial officer were consolidated. The amended complaint alleges breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholders including attorneys’ fees. The Company has indemnification agreements with each of the individual defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such individuals from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action.

Board of Directors Appointment — On May 7, 2008, Patrick Olson has been appointed to the Board of the Company as a Class I director, whose term shall expire at the annual meeting of stockholders to be held in 2009. Mr. Olson was also appointed to the Audit Committee and to the Compensation Committee of the Company.

In connection with his appointment to the Board of Directors of the Company, Mr. Olson will receive an option to purchase 100,000 shares of Common Stock of the Company pursuant to the Company’s 2005 Stock Incentive Plan, at an exercise price of $5.93 per share. Subject to Mr. Olson’s continuous service to the Company, which includes service as a member of the Board of Directors of the Company, one-eighth of the shares subject to the option shall vest after six months of service, and the remainder will vest ratably in equal monthly installments over the succeeding forty-two months, provided, however, that the option will vest in its entirety upon a change of control in the Company. In addition, as a member of the Board of Directors of the Company, Mr. Olson is expected to receive an annual fee of $20,000, an additional annual fee of $5,000 for his service as a member of the Audit Committee of the Company, and an additional annual fee of $5,000 for his service as a member of the Compensation Committee.

On May 7, 2008, Karim Maskatiya resigned from the Board of Directors and E. Miles Kilburn was appointed to the office of sole Chairman.

TeleCheck Marketing Agreement — On May 13, 2008, GCA and TRS Recovery Services, Inc. entered into an agreement to extend the term of the TeleCheck Marketing Agreement dated as of July 9, 1998, between TRS Recovery Services, Inc. and Global Cash Access, Inc. on behalf of itself and its affiliates, as amended, through September 30, 2008.

13.	GUARANTOR INFORMATION

In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”). At March 31, 2008 and December 31, 2007 there were $152.8 million in Notes outstanding. The Notes are guaranteed by all of GCA’s existing domestic 100% owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes. These guarantees are full, unconditional, joint and several. GCA Canada, GCA UK, BVI, GCA Switzerland, GCA Belgium, GCA HK, GCA Macau and GCA SA, which are 100% owned non-domestic subsidiaries, and IFT, which is a consolidated joint venture, do not guaranty the Notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for the parent only, the issuer, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of March 31, 2008 and December 31, 2007, and for the three months ended March 31, 2008 and 2007:

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
MARCH 31, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined	Elimination
	Parent	Issuer	Guarantors	Non-Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$152,764	$422	$10,048	$—	$163,234
Restricted cash and cash equivalents	—	383	1,000	—	—	1,383
Settlement receivables	—	35,754	—	4,906	(54)	40,606
Other receivables, net	—	17,979	47,013	679	(57,188)	8,483
Prepaid and other assets	—	7,411	6	128	—	7,545
Investment in subsidiaries	133,483	88,667	—	—	(222,150)	—
Assets held for sales	—	—	6,053	—	—	6,053
Property, equipment and leasehold improvements, net	—	22,396	144	1,077	—	23,617
Goodwill, net	—	116,574	39,471	810	—	156,855
Other intangibles, net	—	12,003	46	258	—	12,307
Deferred income taxes, net	—	174,252	—	30	—	174,282

TOTAL	$133,483	$628,183	$94,155	$17,936	$(279,392)	$594,365

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$64,754	$—	$6,459	$(54)	$71,159
Accounts payable	—	26,669	2	322	—	26,993
Accrued expenses	—	55,985	12,083	4,558	(57,188)	15,438
Borrowings	—	347,230	—	—	—	347,230

Total liabilities	—	494,638	12,085	11,339	(57,242)	460,820

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	62	—	—	—	62

STOCKHOLDERS’ EQUITY	133,483	133,483	82,070	6,597	(222,150)	133,483

TOTAL	$133,483	$628,183	$94,155	$17,936	$(279,392)	$594,365

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2007
(amounts in thousands)
(unaudited)

			Combined	Combined	Elimination
	Parent	Issuer	Guarantors	Non-Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$54,411	$5,411	$11,241	$—	$71,063
Restricted cash and cash equivalents	—	380	1,000	—	—	1,380
Settlement receivables	—	56,344	635	4,722	(635)	61,066
Other receivables, net	928	18,010	44,324	121	(48,959)	14,424
Prepaid and other assets	—	6,786	3	116	—	6,905
Investment in subsidiaries	138,296	97,306	—	—	(235,602)	—
Assets held for sale	—	—	12,180	—	—	12,180
Property, equipment and leasehold improvements, net	—	22,213	165	1,138	—	23,516
Goodwill, net	—	116,574	39,471	844	—	156,889
Other intangibles, net	—	13,290	55	307	—	13,652
Deferred income taxes, net	—	177,199	—	28	—	177,227

TOTAL	$139,224	$562,513	$103,244	$18,517	$(285,196)	$538,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$85,751	$635	$7,976	$(635)	$93,727
Accounts payable	—	21,947	107	348	—	22,402
Accrued expenses	928	52,904	11,856	3,533	(48,959)	20,262
Borrowings	—	263,480	—	—	—	263,480

Total liabilities	928	424,082	12,598	11,857	(49,594)	399,871

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	135	—	—	—	135

STOCKHOLDERS’ EQUITY	138,296	138,296	90,646	6,660	(235,602)	138,296

TOTAL	$139,224	$562,513	$103,244	$18,517	$(285,196)	$538,302

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED MARCH 31, 2008
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$70,542	$—	$2,846	$—	$73,388
ATM	—	59,499	—	273	—	59,772
Check services	—	3,373	4,308	—	—	7,681
Central Credit and other revenues	1,745	(865)	2,202	14	(452)	2,644

Total revenues	1,745	132,549	6,510	3,133	(452)	143,485

Cost of revenues (exclusive of depreciation and amortization)	—	(98,507)	(2,784)	(2,083)	—	(103,374)
Operating expenses	—	(17,136)	(804)	(830)	130	(18,640)
Amortization	—	(1,303)	(9)	(50)	—	(1,362)
Depreciation	—	(1,761)	(16)	(78)	—	(1,855)

OPERATING INCOME	1,745	13,842	2,897	92	(322)	18,254

INTEREST INCOME (EXPENSE), NET
Interest income	—	871	8	63	—	942
Interest expense	—	(7,645)	—	(19)	—	(7,664)

Total interest income (expense) , net	—	(6,774)	8	44	—	(6,722)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	1,745	7,068	2,905	136	(322)	11,532

INCOME TAX PROVISION	—	(5,369)	—	(61)	—	(5,430)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY OWNERSHIP LOSS	1,745	1,699	2,905	75	(322)	6,102
MINORITY OWNERSHIP LOSS, NET OF TAX	—	46	—	—	—	46

INCOME FROM CONTINUING OPERATIONS	1,745	1,745	2,905	75	(322)	6,148

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	(4,403)	—	—	(4,403)

NET INCOME (LOSS)	$1,745	$1,745	$(1,498)	$75	$(322)	$1,745

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED MARCH 31, 2007
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$75,992	$—	$1,420	$—	$77,412
ATM	—	60,766	—	—	—	60,766
Check services	—	4,061	3,290	—	—	7,351
Central Credit and other revenues	7,900	2,920	2,267	28	(10,467)	2,648

Total revenues	7,900	143,739	5,557	1,448	(10,467)	148,177

Cost of revenues (exclusive of depreciation and amortization)	—	(103,564)	(1,450)	(691)	—	(105,705)
Operating expenses	—	(15,987)	(884)	(618)	143	(17,346)
Amortization	—	(1,233)	(19)	(29)	—	(1,281)
Depreciation	—	(1,390)	(3)	(38)	—	(1,431)

OPERATING INCOME	7,900	21,565	3,201	72	(10,324)	22,414

INTEREST INCOME (EXPENSE), NET
Interest income	—	844	—	43	—	887
Interest expense	—	(9,643)	—	—	—	(9,643)

Total interest income (expense), net	—	(8,799)	—	43	—	(8,756)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	7,900	12,766	3,201	115	(10,324)	13,658

INCOME TAX PROVISION	—	(4,930)	—	(176)	—	(5,106)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY OWNERSHIP LOSS	7,900	7,836	3,201	(61)	(10,324)	8,552
MINORITY OWNERSHIP LOSS, NET OF TAX	—	64	—	—	—	64

INCOME FROM CONTINUING OPERATIONS	7,900	7,900	3,201	(61)	(10,324)	7,900

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	(716)	—	—	(716)

NET INCOME (LOSS)	$7,900	$7,900	$2,485	$(61)	$(10,324)	$7,900

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,745	$1,745	$(1,499)	$75	$(321)	$1,745
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Amortization of financing costs	—	243	—	—	—	243
Amortization of intangibles	—	1,303	56	50	—	1,409
Depreciation	—	1,761	17	77	—	1,855
Provision for bad debts	—	—	9,092	—	—	9,092
Deferred income taxes	—	2,946	—	—	—	2,946
Equity income in subsidiaries	(1,745)	1,424	—	—	321	—
Minority ownership loss	—	(73)	—	—	—	(73)
Stock-based compensation	—	1,945	—	—	—	1,945
Changes in operating assets and liabilities:
Settlement receivables	—	20,590	(428)	(170)	54	20,046
Other receivables, net	929	3,101	(8,022)	(563)	8,229	3,674
Prepaid and other assets	—	(867)	540	(15)	—	(342)
Settlement liabilities	—	(20,996)	54	(1,620)	(54)	(22,616)
Accounts payable	—	4,722	(137)	(17)	—	4,568
Accrued expenses	(929)	3,082	(66)	875	(8,229)	(5,267)

Net cash (used in) provided by operating activities	—	20,926	(393)	(1,308)	—	19,225

*	Eliminations include intercompany investments and management fees
(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, equipment and leasehold improvements	$—	$(1,943)	$4	$(16)	$—	$(1,955)
Purchase of other intangibles	—	(16)	—	—	—	(16)
Changes in restricted cash and cash equivalents	—	(3)	—	—	—	(3)
Investments in subsidiaries	9,347	4,600	—	—	(13,947)	—

Net cash provided by (used in) investing activities	9,347	2,638	4	(16)	(13,947)	(1,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	84,000	—	—	—	84,000
Repayments under credit facility	—	(250)	—	—	—	(250)
Purchase of treasury stock	(9,347)	—	—	—	—	(9,347)
Minority capital contributions	—	—	—	—	—	—
Capital contributions	—	(9,347)	(4,600)	—	13,947	—

Net cash (used in) provided by financing activities	(9,347)	74,403	(4,600)	—	13,947	74,403

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	386	—	131	—	517

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	98,353	(4,989)	(1,193)	—	92,171
CASH AND CASH EQUIVALENTS—Beginning of period	—	54,411	5,411	11,241	—	71,063

CASH AND CASH EQUIVALENTS—End of period	$—	$152,764	$422	$10,048	$—	$163,234

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,900	$7,900	$2,485	$(61)	$(10,324)	$7,900
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	—	243	—	—	—	243
Amortization of intangibles	—	1,232	65	29	—	1,326
Depreciation	—	1,390	3	38	—	1,431
Gain on disposal of assets	—	—	—	—	—	—
Provision for bad debts	—	—	1,159	—	—	1,159
Deferred income taxes	—	4,352	—	—	—	4,352
Equity income in subsidiaries	(7,900)	(2,424)	—	—	10,324	—
Minority ownership loss	—	(100)	—	—	—	(100)
Stock-based compensation	—	2,936	—	—	—	2,936
Changes in operating assets and liabilities:
Settlement receivables	—	66,860	174	2,257	(4,699)	64,592
Other receivables, net	2,104	(864)	(8,803)	156	4,006	(3,401)
Prepaid and other assets	—	486	(22)	(24)	—	440
Settlement liabilities	—	(61,330)	(4,699)	16	4,699	(61,314)
Accounts payable	—	174	13	(392)	—	(205)
Accrued expenses	—	(9,456)	9,903	383	(4,006)	(3,176)

Net cash provided by operating activities	2,104	11,399	278	2,402	—	16,183

*	Eliminations include intercompany investments and management fees
(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, equipment and leasehold improvements	$—	$(1,927)	$(12)	$(2)	$—	$(1,941)
Purchase of other intangibles	—	(419)	(35)	(31)	—	(485)
Investments in subsidiaries	(352)		—	—	352	—

Net cash used in investing activities	(352)	(2,346)	(47)	(33)	352	(2,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(250)	—	—	—	(250)
Debt issuance costs	—	(23)	—	—	—	(23)
Exercise of stock options	341	—	—	—	—	341
Minority capital contributions	(2,093)	—	—	—	—	(2,093)
Capital contributions	—	352	—	—	(352)	—

Net cash provided by (used in) financing activities	(1,752)	79	—	—	(352)	(2,025)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(82)	—	50	—	(32)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	9,050	231	2,419	—	11,700
CASH AND CASH EQUIVALENTS—Beginning of period	—	35,022	2,176	3,721	—	40,919

CASH AND CASH EQUIVALENTS—End of period	$—	$44,072	$2,407	$6,140	$—	$52,619

*	Eliminations include intercompany investments and management fees

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “contemplate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “will continue to be,” or the negative of the foregoing and similar expressions regarding beliefs, plans, expectations or intentions regarding the future also identify forward-looking statements. Forward-looking statements in this Quarterly Report include, without limitation: in Part I, Item 1, (1) our intention to exit the Arriva business; (2) our use of estimates (e.g. for warranty expense, useful lives of assets, deferred tax asset, loss on Arriva, cash flows and reserve for bad debt) incorporated into our condensed consolidated financial statements; (3) our expectations relative to the vesting of stock options and restricted stock and the time periods over which we expect to be recognize the costs associated therewith; (4) our expectations relative to the withholding of shares of restricted stock to satisfy tax withholding obligations; (5) our belief that transactions performed in Canada are not taxable for purposes of the Canadian GST; (6) our belief that all issues raised by the card associations will be resolved in the normal course of business and that any related changes to our processing procedures will not result in a material adverse impact to our financial results; (7) our opinion that the final resolution of pending or threatened litigation in the aggregate is not likely to have a material adverse effect on our business, cash flows, results of operations or financial position; (8) our expectation that actual cash taxes paid on pretax income generated in the first quarter of 2008 will be substantially lower than the provision therefore due to the amortization of our deferred tax asset; in Part I, Item 2, (9) statements regarding our recognition and enjoyment of a net tax asset in connection with our conversion to a taxable corporate entity and the pro forma effect of such conversion; (10) our expectation that overall revenue is expected to increase in the remaining quarters of 2008 due to the CGS acquisition; (11) our expectation that cost of revenues as a percentage of revenue will increase during the remainder of 2008 due to the CGS acquisition; (12) our expectation that actual cash taxes paid on pretax income generated in the first quarter of 2008 will be substantially lower than the provision therefore due to the amortization of our deferred tax asset; (13) our belief that the senior secured credit facilities will continue to be guaranteed by the Company and all of its wholly-owned domestic subsidiaries other than Arriva; (14) statements regarding our estimate of the effective tax rate for the full year; (15) our belief that borrowings under our secured credit facilities, together with our anticipated operating cash flows, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments on the senior subordinated notes and under our senior secured credit facility for the next 12 months and for the foreseeable future; (16) our plan, if necessary or otherwise advisable, to seek additional financing through bank borrowings or public or private debt or equity financings; (17) our belief that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations; in Part I, Item 3, (18) our expectation that we will continue to pay interest on borrowings under our senior secured credit facilities based on LIBOR of various maturities; in Part II, Item 1, (19) our opinion that the final resolution of any threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flows, results of operations or financial position; in Part II, Item 1A, (20) our expectation that competition in the market for cash access products and related services will increase and intensify in the future; (21) our belief that it is probably that we will incur $2.9 million in costs to resolve any commission issues identified as a result of inquiries made during our internal investigation; (22) our belief that our success depends on developing and protecting our intellectual property; (23) that prior to the termination of our agreement with IPS we will need to either enter in an agency relationship with another third-party that holds the required money transmitter licenses or obtain our own money transmitter licenses; (24) that upon the expiration of our agreement with Bank of America we will need to obtain an adequate supply of cash for our ATMs from an alternate source; (25) that in connection with the Recapitalization and Private Equity Restructuring that occurred in 2004, we expect to pay a significantly lower amount in United States federal income taxes than we provide for in our income statements; (26) our belief that our ability to maintain and grow our business will depend upon our ability to introduce successful new products and services in a timely manner; (27) our expectation that we will continue to engage in joint development projects with third parties in the future; (28) our belief that effectively managing the expansion of our operations will enable us to execute our growth strategy of entering into new markets, expanding in existing markets and introducing new products and services; (29) our belief that attracting, training and retaining key managers involved in the development, operation and marketing of our products and services to gaming establishments will enable us to achieve future success; (30) that we intend to provide our services in international markets; (31) our expectation that the demographic profile of gaming patrons changes over time;

(32) our belief that our future success will depend, in part, upon our ability to successfully anticipate, develop and introduce new cash access services based on emerging financial services and payment methods and to enhance our existing products and services to respond to changes in technology and industry standards on a timely basis; (33) our expectation that a substantial portion of our future growth will result from the general expansion of the gaming industry; (34) our expectation that consumer and data privacy laws will be broadened in their scope and application, impose additional requirements and restrictions on gathering and using patron information or narrow the types of information that may be collected or used for marketing or other purposes or require patrons to “opt-in” to the use of their information for specific purposes, which will hamper the value of our patron marketing services; (35) our intention to vigorously defend ourselves in any lawsuits filed by problem gamers; and (36) our expectation that in the future we will also issue additional shares or options to purchase additional shares to our employees, directors and consultants, in connection with corporate alliances or acquisitions, and in follow-on offerings to raise additional capital.
Our expectations, beliefs, objectives, anticipations, intentions and strategies regarding the future, including, without limitation, those concerning expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from results contemplated by the forward-looking statements including, but not limited to: (1) our inability to find a third party willing to assume the assets and liabilities associated with the Arriva business on acceptance terms or an unexpected change in the fundamentals of the Arriva business; (2) our limited ability to predict future circumstances that are the subject of accounting estimates (e.g. our limited ability to predict warranty expense, useful lives of assets, deferred tax asset, loss on Arriva, cash flows and bad debt expenses); (3) our limited ability to control and predict the cessation of employment of recipients of our stock options and our restricted stock; (4) our inability to predict how recipients of restricted stock grants will choose in the future to satisfy the statutory withholding requirements applicable to the restricted stock grants; (5) our inability to predict the CRA’s ultimate disposition of our disputed rebate claim; (6) our inability to predict the severity of issues raised by card associations, our limited ability to make changes to the bankcard transaction processing, and our reliance on third parties for bankcard transaction processing; (7) the uncertainty of the outcome of any pending or threatened litigation; (8) changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (9) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (10) difficulties integrating the CGS business into our business or the loss of CGS customers as a result of the CGS acquisition; (11) an unexpected achievement of cost savings synergies as a result of the CGS acquisition; (12) changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (13) the amendment of the senior secured credit facilities releasing one or more wholly-owned domestic subsidiaries from its obligation to guarantee the senior secured credit facilities or designation of a wholly-owned domestic subsidiary as an unrestricted subsidiary; (14) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (15) unanticipated needs for working capital, capital expenditures, our inability to satisfy conditions precedent to our ability to borrow additional funds under our senior secured credit facilities or our failure to accurately estimate our operating cash flows as a result of competitive pressures or otherwise; (16) our inability to obtain additional financings through bank borrowings or debt or equity financing at all or on terms that are favorable to us; (17) unanticipated loss of or damage to our equipment or the need to replace our equipment as a result of unanticipated obsolescence, regulatory changes or otherwise; (18) changes in applicable interest rates that result in interest rates lower than LIBOR becoming available to us; (19) our inability to predict the final resolution of any threatened or pending litigation, individually or in the aggregate; (20) the possibility that saturation in the market for cash access products and related services may deter subsequent market entrants; (21) customers may refuse to resolve their commission disputes with us for the proposed amounts or other customers may dispute our commission calculations; (22) that we may be successful notwithstanding our inability to protect our intellectual property or that we may be unsuccessful notwithstanding the development and protection of our intellectual property; (23) we may be unsuccessful in entering into an agency relationship with another third-party that holds the required money transmitter licenses and we may fail to obtain our own money transmitter licenses; (24) we may be unsuccessful in obtaining an adequate supply of cash for our ATMs from an alternative source on favorable terms or at all; (25) unanticipated changes to applicable tax rates or laws or changes in our tax position, including changes in the amortization of our tax asset as a result of an audit or otherwise; (26) that we may fail to introduce new products or services due to resource constraints, that we may succeed in growing our business notwithstanding the failure to introduce new products or services or that we may fail to grow our business notwithstanding our success in introducing new products and services; (27) the unwillingness of third parties to enter into joint development projects with us or insufficient business rationales for entering into potential joint development projects with third parties in the future; (28) our failure to execute our growth strategy notwithstanding our effective management of the expansion of our operations, due to competitive forces, regulatory restrictions or resource limitations;

(29) the possibility that we may fail in the future notwithstanding our attraction, training and retention of key managers; (30) our failure to enter into international markets due to regulatory restrictions, operational limitations or resource constraints; (31) the inherent difficulty in predicting changes in gaming patron demographic profiles; (32) the inherent difficulty in predicting and taking advantage of emerging financial services and payment methods and the possibility that may fail notwithstanding our implementation of new products and services based upon emerging financial services and payment methods; (33) the gaming industry may contract in the future, and we may fail to realize growth from general expansion of the gaming industry due to competitive forces, changing patron preferences and cash carrying habits or resource limitations; (34) easing of consumer and data privacy laws that enable competitors to obtain and exploit marketing information; (35) the possible settlement of lawsuits by problem gamers through operational modifications that do not materially impair our operations; and (36) we may not enter into corporate alliances or acquisitions, we may not conduct follow-on offerings to raise additional capital and we may choose to replace equity-based compensation with cash-based compensation.
We assume no obligation to update any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also review the cautionary statements and discussion of the risks of our business set forth elsewhere herein under the heading “Risk Factors” under Part II, Item 1A and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K (No. 001-32622) filed on March 17, 2008 and our Current Reports on Form 8-K.
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
Commencing in the third quarter of 2006, the Company, through Arriva, began marketing a private-label revolving credit card aimed at consumers who perform cash advance transactions in gaming establishments. The Company announced on February 28, 2008 that it intended to exit Arriva. The Company has since began marketing Arriva for sale and accordingly, has classified the net assets of Arriva as available for sale on the Company’s Condensed Consolidated Balance Sheet for the period ended March 31, 2008 and has reclassified the operating results of Arriva to discontinued operations for all periods presented in the condensed consolidated statement of income for the three months in the periods ended March 31, 2008 and 2007 and 2007, respectively.
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

Three months ended March 31, 2008 compared to three months ended March 31, 2007
The following table sets forth the unaudited condensed consolidated results of operations for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	March 31, 2008		March 31, 2007
	$	%	$	%
REVENUES:
Cash advance	$73,388	51.1%	$77,412	52.2%
ATM	59,772	41.7%	60,766	41.0%
Check services	7,681	5.4%	7,351	5.0%
Central Credit and other revenues	2,644	1.8%	2,648	1.8%

Total revenues	143,485	100.0%	148,177	100.0%

Cost of revenues (exclusive of depreciation and amortization)	(103,374)	(72.0)%	(105,705)	(71.3)%
Operating expenses	(18,640)	(13.0)%	(17,346)	(11.7)%
Amortization	(1,362)	(0.9)%	(1,281)	(0.9)%
Depreciation	(1,855)	(1.3)%	(1,431)	(1.0)%

OPERATING INCOME	18,254	12.7%	22,414	15.1%

INTEREST INCOME (EXPENSE), NET
Interest income	942	0.7%	887	0.6%
Interest expense	(7,664)	(5.3)%	(9,643)	(6.5)%

Total interest income (expense), net	(6,722)	(4.7)%	(8,756)	(5.9)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	11,532	8.0%	13,658	9.2%
INCOME TAX PROVISION	(5,430)	(3.8)%	(5,106)	(3.4)%

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY OWNERSHIP LOSS	6,102	4.3%	8,552	5.8%

MINORITY OWNERSHIP LOSS, NET OF TAX	46	0.0%	64	0.0%

INCOME FROM CONTINUING OPERATIONS	6,148	4.3%	8,616	5.8%
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(4,403)	(3.1)%	(716)	(0.5)%

NET INCOME	$1,745	1.2%	$7,900	5.3%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$1.5		$1.6
ATM	3.3		3.4
Check warranty	$0.3		$0.3

Number of transactions completed (in millions):
Cash advance	2.7		2.8
ATM	16.2		17.2
Check warranty	1.3		1.3
Total Revenues
Total revenues for the quarter ended March 31, 2008 were $143.5 million, a decrease of $4.7 million, or 3.2%, as compared to the quarter ended March 31, 2007.

The decrease in revenues from the first quarter of 2007 to the first quarter of 2008 was primarily due to the reasons described below.
Cash Advance. Cash advance revenue for the quarter ended March 31, 2008 was $73.4 million, a decrease of $4.0 million, or 5.2%, as compared to the quarter ended March 31, 2007. In September 2007, all of the Company’s casino customers in the United Kingdom (“UK”) chose to discontinue the provision of the Company’s credit card cash advance services as a result of the UK Gambling Act 2005 (the “Gambling Act”) becoming effective. The most significant single driver of decreased revenue in cash advance relates to the suspension of service in the UK. During the three months ended March 31, 2007, the Company generated an aggregate of $1.7 million in revenues through the provision of debit card and credit card cash advance services in casinos in the UK. The Company had no such revenue during the three months ended March 31, 2008. The total amount of cash disbursed decreased 3.2% from $1.6 billion to $1.5 billion and the number of transactions completed decreased 4.3% from 2.8 million to 2.7 million. Revenue per cash advance transaction decreased 0.9% from $27.56 to $27.30.
ATM. ATM revenue for the quarter ended March 31, 2008 was $59.8 million, a decrease of $1.0 million, or 1.6%, as compared to the quarter ended March 31, 2007. The decrease was primarily attributable to a 5.5% decrease in the number of transactions from 17.2 million to 16.2 million. Revenue per ATM transaction increased 4.1% from $3.54 to $3.69. There was a 1.7% decrease in the total amount of cash disbursed from $3.4 billion to $3.3 billion.
Check Services. Check services revenue for the quarter ended March 31, 2008 was $7.7 million, an increase of $0.3 million, or 4.5%, as compared to the quarter ended March 31, 2007. Check services revenue increased primarily due to the addition of customers in the latter part of 2007. The face amount of checks warranted increased 1.4% from $340.0 million to $344.8 million. The number of checks warranted decreased 2.0% from 1.29 million to 1.27 million, while the average face amount per check warranted increased from $263.12 to $272.21. Check warranty revenue as a percent of face amount warranted was 2.03% in the 2008 quarter as compared to 1.98% for the quarter ended March 31, 2007, and revenue per check warranty transaction increased 6.1% from $5.21 to $5.53.
Central Credit and Other. Central Credit and other revenues for the quarter ended March 31, 2008 were $2.6 million, essentially flat with the prior year quarter.
Overall revenue is expected to increase in the remaining quarters of 2008 as compared to the quarter ended March 31, 2008 due to the integration of the CGS acquisition which closed on April 1, 2008.
Costs and Expenses
Cost of Revenues (Exclusive of Depreciation and Amortization). Cost of revenues (exclusive of depreciation and amortization) decreased 2.2% from $105.7 million to $103.4 million. Cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue increase from 71.3% to 72.0%. The largest component of cost of revenues (exclusive of depreciation and amortization) is commissions, which decreased 3.0% in the 2008 quarter but as a percentage of total revenue commissions increased 10 basis points compared to the prior year quarter. Contracts have been signed or renewed at higher commission rates than experienced in the 2007 quarter . The second-largest component of cost of revenues (exclusive of depreciation and amortization) is interchange expense, which decreased 1.8% but as a proportion of revenue, interchange increased 30 basis points. The third major component of cost of revenues (exclusive of depreciation and amortization) is warranty expense which increased 8.3%.
We expect that cost of revenues (exclusive of depreciation and amortization) as a percentage of revenue will increase during the balance of 2008 as compared to the first quarter of 2008 due to the integration of the CGS acquisition as that business has higher cost of revenues (exclusive of depreciation and amortization) as a percentage of revenue than does the remainder of GCA’s business.
Operating Expenses. Operating expenses for the quarter ended March 31, 2008 were $18.6 million, an increase of $1.3 million or 7.5%, as compared to the quarter ended March 31, 2007. The primary drivers of this increase include (1) increases in payroll and related costs of approximately $0.9 million due to both an increase in employees and a severance payment made to a former executive, (2) an increase in audit and audit related fees of approximately $0.6 million due to increased external audit fees, and (3) an increase in legal fees of approximately $0.8 million due to the derivative suits filed against the Company as well as other general litigation matters. These increases were offset by a decrease in non-cash compensation expenses of $1.0 million due to options being issued in late 2007 and early 2008 with fair values significantly below those values in prior periods.

Depreciation and Amortization. Depreciation expense for the quarter ended March 31, 2008 was $1.9 million, an increase of $0.4 million, or 29.6% compared to the 2007 quarter. Amortization expense, which relates principally to computer software, customer contracts and our 3-in-1 rollover patent, increased $0.1 million to $1.4 million, or an increase of 6.3%.
Primarily as a result of the factors described above, operating income for the quarter ended March 31, 2008 was $18.3 million, a decrease of $4.2 million, or 18.6%, as compared to the quarter ended March 31, 2007.
Interest Income (Expense), Net. Interest income was $0.9 million in the first quarter of 2008, an increase of 6.2% from the first quarter of 2007 due to higher invested cash balances offset somewhat by lower investment return on that cash.
Interest expense for the quarter ended March 31, 2008 was $7.7 million, a decrease of $2.0 million, or 20.5%, as compared to the quarter ended March 31, 2007. This decrease is principally related to lower average interest rates and average outstanding balances on our senior secured credit facilities and a decrease in the average outstanding vault cash balances under our vault cash agreement. The average amount of outstanding ATM cash decreased from $280.3 million in the first quarter of 2007 to $254.4 million in the first quarter of 2008, while the effective interest rate for the quarter decreased from 5.7% to 3.6% for the same periods, respectively.
Primarily as a result of the foregoing, income from continuing operations before income tax provision and minority ownership loss was $11.5 million for the quarter ended March 31, 2008, a decrease of $2.1 million, or 15.6%, as compared to the 2007 quarter.
Income Tax. The provision for income taxes in the first quarter of 2008 reflects an effective tax rate of approximately 47% as compared to an effective tax rate in the first quarter of 2007 of 37.7%. This increase is primarily the result of the expiration of certain stock options that had previously been expensed for book purposes but not for tax purposes. This event increased our tax rate by approximately 6.1% in the current quarter. Due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the first quarter of 2008 are expected to be substantially lower than the provision.
Primarily as a result of the foregoing, income from continuing operations before minority ownership loss was $6.1 million for the quarter ended March 31, 2008, a decrease of $2.5 million, or 28.6%, as compared to the 2007 quarter.
Minority Ownership Loss, Net of Tax. Minority ownership loss, net of tax attributable to Innovative Funds Transfer, LLC (“IFT”) for the quarter ended March 31, 2008 was $46,000 as compared to $64,000 in the comparable period of 2007.
Loss from Discontinued Operations, Net of Tax. Net loss from discontinued operations increased from $0.7 million in the first quarter of 2007 to $4.4 million in the first quarter of 2008. This increase is primarily due to the increase in valuation allowance against the Arriva receivable by $5.5 million on a pretax basis and $3.5 million on an after tax basis that was required to reduce the carrying value of the net assets associated with the Arriva business to their estimated fair value at March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2008 and 2007, respectively (amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2008	2007

Net cash provided by operating activities	$19,225	$16,183

Net cash used in investing activities	(1,974)	(2,426)

Net cash provided by (used in) financing activities	74,403	(2,025)

Net effect of exchange rate changes on cash and cash equivalents	517	(32)

Net increase in cash and cash equivalents	92,171	11,700

Cash and cash equivalents, beginning of period	71,063	40,919

Cash and cash equivalents, end of period	$163,234	$52,619

Our principal source of liquidity is cash flows from operating activities, which were $19.2 million and $16.2 million for the three months ended March 31, 2008 and 2007, respectively. Changes in operating assets and liabilities accounted for a net increase of $9.0 million in cash flow from operating activities. Offsetting this is the net decrease in settlement receivables and liabilities of $5.8 million and a decrease of $0.6 million from decreases in net income, the add back of non-cash compensation expense to net income, the add back of the provision for bad debts, and the net increase in cash tax savings added back to the deferred income tax asset.
Net cash used in investing activities totaled $2.0 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively. Included in net cash used in investing activities for the three months ended March 31, 2008 and 2007, respectively, were funds spent on purchased software and software development in the amounts of $16,000 and $0.5 million and funds spent on the procurement of cash access equipment, computer and other hardware in the amounts of $2.0 million and $2.0 million. We have met our capital requirements to date through cash flows from operating activities.
Net cash provided by financing activities was $74.4 million for the three months ended March 31, 2008 compared to net cash used in financing activities of $2.0 million for the three months ended March 31, 2007, respectively. In the three months ended March 31, 2008, we borrowed $84.0 million under the revolving portion of our credit facility to finance the acquisition of Certegy Gaming Services, which was completed on April 1, 2008. We repaid $250,000 of scheduled principal on the term loan in the three months ended March 31, 2008 and 2007. In the three months ended March 31, 2007, the net cash used also includes payments for debt issuance costs of $23,000. In 2007, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock. During the three months ended March 31, 2008, we completed this repurchase authorization and acquired $9.3 million worth of common stock in open market purchases and employee tax withholding transactions from vesting of restricted shares under the Company’s equity incentive programs. Offsetting the cash used was $0.3 million in proceeds from the exercise of stock options by our employees in the first three months of 2007.

Borrowings
On November 1, 2006, GCA and Holdings entered into a Second Amended and Restated Credit Agreement with certain lenders, Bank of America, N.A., as Administrative Agent (the “Second Amended and Restated Credit Agreement”), which amended and restated the terms of the First Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement amended and restated the terms of GCA’s existing senior secured credit facilities to provide for a $100.0 million term loan facility and a $100.0 million five-year revolving credit facility, with a $25.0 million letter of credit sublimit and a $5.0 million swingline loan sublimit. The Second Amended and Restated Credit Agreement also contains an increase option permitting GCA to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $150.0 million in additional term loan or revolving credit commitments.
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
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults, which are subject to important exceptions and qualifications, as set forth in the Second Amended and Restated Credit Agreement. At March 31, 2008, the Company is in compliance with the required covenants.
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
Deferred Tax Asset
At March 31, 2008, we had a net deferred income tax asset of $174.3 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of Acquired Goodwill (approximately $686 million), which is recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $45.7 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.0%, this results in tax payments being approximately $16.5 million less than the provision for income taxes shown on the income statement for financial accounting purposes. This is an expected aggregate of $182.5 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion.

Other Liquidity Needs and Resources
Bank of America, N.A. supplies us with currency needed for normal operating requirements of our ATMs pursuant to the Amendment of the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR rate increases. As of March 31, 2008, the rate in effect, inclusive of the 25 basis points margin, was 3.1%, and the currency supplied by Bank of America, N.A. pursuant to this agreement was $197.4 million.
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
Pursuant to the terms of our agreement with IGT, we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of March 31, 2008, we had invested a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.
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
Off-Balance Sheet Arrangements
Bank of America Amended Treasury Services Agreement. We obtain currency to meet the normal operating requirements of our domestic ATMs and automated cashier machines (“ACM”) pursuant to the Amendment of Treasury Services Agreement with Bank of America, N.A. Under this agreement, all currency supplied by Bank of America, N.A. remains the sole property of Bank of America, N.A. at all times until it is dispensed, at which time Bank of America, N.A. obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At March 31, 2008, the total currency obtained from Bank of America, N.A. pursuant to this agreement was $197.4 million. Because Bank of America, N.A. obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America, N.A. for cash usage pursuant to the Amendment of the Treasury Services Agreement are reflected as interest expense in our financial statements.
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

When a customer uses the Arriva Card for a transaction, CIT extends credit to the patron for the face amount of transaction and the fee charged and acquires the receivable from the customer. Arriva is entitled to receive all fees and interest income associated with the receivable. The other fees are included within other revenues in the condensed consolidated statements of income and the receivables from the patrons for this revenue is recorded as part of other receivables, net in the condensed consolidated balance sheets.
As of March 31, 2008, CIT had approximately $2,000 in outstanding patron receivables from originated transactions performed on Arriva Cards. Arriva is required to purchase the originated receivable from CIT three business days (the “Holding Period”) from the date CIT acquires the receivable. For the three months ended March 31, 2008, Arriva has purchased $6.5 million of receivables from CIT. CIT is entitled to receive monthly from Arriva a fee based on the average balance of receivables multiplied by an interest rate. The interest rate is computed based upon the Holding Period. As of March 31, 2008, the interest is determined as the average of the Annual Percentage Rates (“APR”) assigned to new accounts, or approximately 18.99%.
Senior Secured Credit Facility — As of March 31, 2008, we had $50,000 in standby letters of credit issued and outstanding as collateral on surety bonds for certain licenses held related to our Nevada check cashing licenses.
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
We partially adopted SFAS No. 157 as of January 1, 2008, which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. Pursuant to the provisions of SFAS No. 157, the Company estimated the fair value of the Arriva net assets as of March 31, 2008 based on preliminary offers the Company had received in connection with its marketing efforts as well as through the application of a net present value methodology. The Company recorded a pre-tax loss of $5.5 million to reduce the net assets of the Arriva business to their estimated fair value at March 31, 2008.
There were not any material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K (No. 001-32622) filed on March 17, 2008.

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
Bank of America, N.A. supplies us with currency needed for normal operating requirements of our domestic ATMs and ACMs pursuant to the Amendment of the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR increases. As of March 31, 2008, the rate in effect, inclusive of the 25 basis points margin, was 3.1% and the currency supplied by Bank of America, N.A. pursuant to this agreement was $197.4 million. Based upon the average outstanding amount of currency to be supplied by Bank of America, N.A. pursuant to this agreement during the first three months of 2008, which was $254.4 million, each 1% increase in the applicable LIBOR would have a $2.5 million impact on income before taxes and minority ownership loss over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. At March 31, 2008, the weighted average interest rate, inclusive of the applicable margin of 87.5 basis points, was 3.52%. Based upon the outstanding balance on the senior secured credit facility of $194.5 million on March 31, 2008, each 1% increase in the applicable LIBOR would add an additional $1.9 million of interest expense over a 12-month period.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports. Management adjusts internal controls when it believes such adjustments are warranted. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada against our current directors, two of our former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. On February 8, 2008, an additional derivative action was filed by a separate stockholder on behalf of the Company in the United States District Court, District of Nevada against our current directors, one of our former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, insider trading and waste of corporate assets. On May 5, 2008, the foregoing actions were consolidated and an amended complaint was filed that continues to pursue only state law claims but not violations of Sections 10(b) or 20(a) of the Securities Exchange Act of 1934, as amended. The consolidated action seeks , among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholders including attorneys’ fees. The Company has indemnification agreements with each of the individual defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such individuals from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action.
On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our current and former directors, M&C International, Summit Partners, L.P., Goldman Sachs & Co., Inc., and J.P. Morgan Securities, Inc, alleging violation of Sections 11, 12(a)(2) and 15 the Securities Act of 1934. The action includes claims for, among other things, damages and rescission. The Company has indemnification agreements with each of the other defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such defendants from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action.
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

ITEM 1A. RISK FACTORS
The risk factors set forth below captioned “Competition in the market for cash access services ....,” “Because of significant concentration among our top customers ...,” “Our indebtedness could materially adversely affect ...,” “Because of our dependence on a few providers ...,” “Certain providers upon whom we are dependent ...,” “We may make acquisitions or strategic investments ...,” “A material increase in market interest rates ...,” “An unexpected increase in check warranty expenses ....” and “Messrs. Maskatiya and Cucinotta and entities affiliated with Summit Partners possess significant voting power ...” have been materially modified from prior versions of these risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. The risk factor set forth below captioned “Securities litigation involving the Company ...” has been added to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
The market for cash access products and related services is intensely competitive, and we expect competition to increase and intensify in the future. We compete with other providers of cash access products and services such as Global Payment Systems (operating as Cash & Win) and Cash Systems, Inc. We compete with financial institutions such as U.S. Bancorp and other regional and local banks that operate ATMs on the premises of gaming establishments. In markets outside North America, we encounter competition from banks and other financial service companies established in those markets. We face potential competition from gaming establishments that may choose to operate cash access systems on their own behalf rather than outsource to us. We may in the future also face competition from traditional transaction processors, such as First Data, that may choose to enter the gaming patron cash services market. In connection with our redemption of First Data’s interest in us, First Data agreed not to compete with us prior to March 10, 2007. Given its familiarity with our specific industry and business and operations as a result of being our majority owner from inception until March 10, 2004, First Data could be a significant competitive threat now that this covenant not to compete has expired. In addition, we may in the future face potential competition from new entrants into the market for cash access products and related services and, subject to certain covenants made by some of the banks that sponsor us into the card associations, competition from such banks during and after expiration of our contracts with such banks. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre- existing relationships with current or potential customers including pre-existing relationships relating to other financial services, significantly greater financial, marketing and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities. In addition, some providers of cash access products and services to gaming establishments have established cooperative relationships with financial institutions in order to expand their service offerings.

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
For the three months ended March 31, 2008 and year ended December 31, 2007, our five largest customers accounted for approximately 41.1% and 40.6% of our revenues, respectively. Our largest customer accounted for 19.4% and 19.5% of our revenues in the three months ended March 31, 2008 and year ended December 31, 2007, respectively. The loss of, or a substantial decrease in revenues from, any one of our top customers could have a material adverse effect on our business and operating results.
Consolidation among operators of gaming establishments may also result in the loss of a top customer to the extent that customers of ours are acquired by our competitors’ customers.
We depend on key personnel and they would be difficult to replace.
We depend upon the ability and experience of key members of management who have substantial experience with our operations and the gaming patron cash access industry. In 2007, certain key members of our management team, including our former Chief Executive Officer, our former Chief Financial Officer, and a former member of our Board of Directors, left the Company voluntarily or were terminated. We relied heavily on these individuals for the operations and management of the Company. In October 2007, Scott Betts was employed by us in the roles of President and Chief Executive Officer. He also assumed the role of Chief Financial Officer on an interim basis. On February 25, 2008, we hired George Gresham as our Chief Financial Officer. While Mr. Gresham has a background in the payments processing industry, he may not be able to immediately understand our unique operations. During the transition of this role from Mr. Betts to Mr. Gresham, there could be significant inefficiencies in our operations and management. Mr. Gresham is in the process of familiarizing himself with the processes, systems and procedures that are necessary to understand our operations.
Other than Mr. Betts; Mr. Gresham; Kathryn Lever, our General Counsel; Mari Ellis, our Senior Vice President, Technology and Development; and Udai Puramsetti, our Executive Vice President, Operations, none of our executive officers have employment agreements with us.
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
The Company was required for the first time to comply with Section 404 in connection with our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2006. As a result of our internal reviews in connection with Section 404, we identified material weaknesses in our internal control over financial reporting. As is described more fully in our Annual Report filed on Form 10-K for the year ended December 31, 2007, we have remediated each of those material weaknesses.
Although we have remediated previously identified material weaknesses, new material weaknesses may arise in the future. Any material weaknesses could cause us to fail to meet our reporting obligations, cause investors to lose confidence in our reported financial information, cause a decline or volatility in our stock prices, cause a reduction in our credit ratings or tarnish our public perception. Also, increased expenses due to remediation costs and increased regulatory scrutiny are also possible. Failure to remediate the prior material weaknesses in full or the need to remediate a future material weakness could adversely affect our financial condition or results of operations. Inadequate internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our reputation.
We may be required to make payments to certain of our customers to resolve disputes over our calculation of commissions for certain types of transactions.
As a result of inquiries made during the internal investigation announced on November 14, 2007, the Company reviewed and considered the application of contract clauses relating to the calculation of commissions payable to certain of the Company’s customers in connection with certain types of transactions. In reviewing the commission computation provisions of the customer contracts, the Company has identified issues with the payment of certain commissions to twenty-two of our customers during the period from 2005 through 2007. We believe that it is probable we will incur $2.9 million in costs to resolve any commission calculation disputes with the relevant customers. During the three months ended March 31, 2008, we have paid $0.1 million to certain customers in full satisfaction of amounts due and continue to negotiate with other affected customers to resolve disputes. To the extent that other customers dispute our commission calculations, or customers refuse to resolve their commission calculation disputes with us for the amounts we propose, we may be required to make payments in excess of the $2.9 million commission liability originally recorded to resolve such disputes. If we are unable to resolve these disputes, we may lose customers or become subject to costly litigation.
We are subject to extensive rules and regulations of card associations, including MasterCard International, Visa International and Visa U.S.A., that are always subject to change, which may harm our business.
A substantial portion of our revenues during the period covered by this report were derived from transactions subject to the extensive rules and regulations of the leading card associations, Visa International and Visa U.S.A. (collectively “VISA”), and MasterCard International (“MasterCard”). From time to time, we receive correspondence from these card associations regarding our compliance with their rules and regulations. In the ordinary course of our business, we engage in discussions with the card associations, and the banks that sponsor us into the card associations, regarding our compliance with their rules and regulations. The rules and regulations do not expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations.

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
The card associations’ rules and regulations are always subject to change, and the card associations may modify their rules and regulations from time to time. Given the recent ownership changes in the card associations, the possibility of changes in their rules and regulations may increase. Our inability to anticipate changes in rules, regulations or the interpretation or application thereof may result in substantial disruption to our business. In the event that the card associations or our sponsoring banks determine that the manner in which we process certain types of card transactions is not in compliance with existing rules and regulations, or if the card associations adopt new rules or regulations that prohibit or restrict the manner in which we process certain types of card transactions, we may be forced to pay a fine, modify the manner in which we operate our business or stop processing certain types of cash access transactions altogether, any of which could have a material negative impact on our business and operating results.
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
As of March 31, 2008, we had total indebtedness of $347.2 million in principal amount (of which $152.8 million consisted of senior subordinated notes and $194.4 million consisted of senior secured debt). Our substantial indebtedness could have important consequences. For example, it:
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

Check Warranty Services. We rely on TeleCheck to provide many of the check warranty services that our gaming establishment customers contract with us to use when cashing patron checks. Unless extended pursuant to its terms, our contract with TeleCheck expires on September 30, 2008 and we are currently negotiating the terms of a new contract with TeleCheck. Unless we and TeleCheck mutually agree to a new contract, we will need to make alternative arrangements for the provision of check warranty services and we may not have any continuing interest in those contracts that are executed directly between the gaming establishments and TeleCheck, which may have a significant impact on revenues derived from check services. We may not be able to make such alternative arrangements on terms that are as favorable to us as the terms of our contract with TeleCheck, or on any terms at all. In addition, our Central Credit check warranty service, as currently deployed, uses risk analytics provided by third-party providers.
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
Software Development and System Support. We generally rely on Infonox, which is controlled by family members of our former director Karim Maskatiya, and USA Payments and USA Payment Systems, each of which is affiliated with or controlled by Messrs. Maskatiya and Cucinotta, for software development and system support. In addition, we rely on NRT, Western Money Systems and Glory for software development and system support related to their self-service slot ticket and player point redemption kiosks that incorporate our cash access services.
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
We depend on services provided by USA Payments and USA Payment Systems, each of which is controlled by or affiliated with Messrs. Maskatiya and Cucinotta, to provide many of the financial services that we offer to patrons. The interests of Messrs. Maskatiya and Cucinotta may not coincide with the interests of the holders of our common stock and Messrs. Maskatiya and Cucinotta may take action that benefits themselves or these entities to our detriment. For example, Messrs. Maskatiya and Cucinotta could cause any of these entities to take actions that impair the ability of these entities to provide us with the services they provide today or that reduce the importance of us to them in the future. Messrs. Maskatiya and Cucinotta could dispose of their interests in these entities at any time and the successor owner or owners of such interests may not cause such entities to treat us with the same importance as they treat us today. Any loss of the services of these entities could adversely impact our business. During the three months ended March 31, 2008 and year ended December 31, 2007, we incurred costs and expenses from USA Payments and USA Payment Systems of an aggregate of $1.2 million and $4.4 million, respectively. We also depend on services provided by Infonox, which is controlled by family members of our former director Karim Maskatiya. These familial relationships may provide Mr. Maskatiya with influence over Infonox, presenting the same risks with respect to Infonox as those described above with respect to USA Payments and USA Payment Systems. Mr. Maskatiya resigned from our board of directors in May 2008.
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
In order to obtain new customers in existing markets, expand our operations into new markets, or grow our business through the introduction of new products and services, we may consider acquiring additional businesses, technologies, products and intellectual property. For example, in April 2008, we acquired Certegy Gaming Services, Inc. (formerly known as Game Financial Corporation), a subsidiary of Fidelity National Information Services Inc. operating as GameCash (“CGS”). Additionally, we may consider acquiring or forming a bank or other financial services company for the purpose of, among other things, issuing our own credit cards and/or using that bank’s vault cash to supply cash to our ATMs.
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
By providing the Arriva Card to consumers, we also have become subject to a variety of state and federal laws governing collection practices, and such collection regulations may impede or even prevent our ability to collect amounts owed to us. These regulations include, but are not limited to, the Federal Truth in Lending Act (Regulation Z) and the Equal Credit Opportunity Act (Regulation B). In addition, by providing the Arriva Card to consumers, we have become subject to an extensive array of federal and state statutes and regulations applicable to consumer lending including, but not limited to, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act. If our collection practices while we exit the consumer business are deemed to be in violation of these rules and regulations we could be subject to fines and penalties which could have a material adverse effect upon our business, cash flows or results of operations.
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
We obtain a supply of cash for our ATMs from Bank of America. Pursuant to our contract with Bank of America, we are obligated to pay a monthly fee that is based upon the amount of cash used to supply our ATMs and a market interest rate. Assuming no change in the amount of cash used to supply our ATMs, an increase in market interest rates will result in an increase in the monthly fee that we must pay to obtain this supply of cash, thereby increasing our ATM operating costs. Any increase in the amount of cash required to supply our ATMs would magnify the impact of an increase in market interest rates. An increase in interest rates may result in a material adverse effect on our financial condition and operating results. For the three months ended March 31, 2008 and year ended December 31, 2007, we incurred approximately $2.3 million and $15.9 million, respectively, in aggregate fees to Bank of America for this supply of cash.
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
We currently rely on TeleCheck to provide check warranty services to many of our customers. When a gaming establishment obtains an authorization from TeleCheck pursuant to its check warranty service, TeleCheck warrants payment on the patron’s check. If the patron’s check is subsequently dishonored upon presentment for payment, TeleCheck purchases the dishonored check from the gaming establishment for its face amount. Pursuant to the terms of our contract with TeleCheck, we share a portion of the loss associated with these dishonored checks. Although this contract limits the loss percentage of the dishonored checks to which we are exposed, there is no limit on the aggregate dollar amount to which we are exposed, which is a function of the face amount of checks warranted. TeleCheck manages and mitigates these dishonored checks through the use of risk analytics and collection efforts, including the additional fees that it is entitled to collect from check writers of dishonored checks. During the three months ended March 31, 2008 and year ended December 31, 2007, our warranty expenses with respect to TeleCheck’s check warranty service were $1.0 million and $5.7 million, respectively. We have no control over TeleCheck’s decision to warrant payment on a particular check and we have limited visibility into TeleCheck’s collection activities. As a result, we may incur an unexpectedly high level of check warranty expenses at any time, and if we do, we may suffer a material adverse effect to our business or results of operations.

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
In addition, some of the new products and services that we may develop cannot be offered in the absence of regulatory approval of the product or service or licensing of us, or both. For example, as a result of the UK Gambling Act, we ceased processing credit card cash advance transactions in UK casinos as of September 1, 2007. As another example, our EDITH cashless gaming product has to date only been approved by the gaming regulators for use at one gaming establishment, has been expressly disapproved for use in Nevada and cannot be used at any other location unless and until we receive approval from the appropriate authority in such additional location. These approvals could require that we and our officers, directors or ultimate beneficial owners obtain a license or be found suitable and that the product or service be approved after testing and review. We may fail to obtain any such approvals in the future. When contracting with tribal owned or controlled gaming establishments, we become subject to tribal laws and regulations that may differ materially from the non-tribal laws and regulations under which we generally operate. In addition to tribal gaming regulations that may require us to provide disclosures or obtain licenses or permits to conduct our business on tribal lands, we may also become subject to tribal laws that govern our contracts. These tribal governing laws may not provide us with processes, procedures and remedies that enable us to enforce our rights as effectively and advantageously as the processes, procedures and remedies that would be afforded to us under non-tribal laws, or to enforce our rights at all. Many tribal laws permit redress to a tribal adjudicatory body to resolve disputes; however, such redress is largely untested in our experience. We may be precluded from enforcing our rights against a tribal body under the legal doctrine of sovereign immunity. A change in tribal laws and regulations or our inability to obtain required licenses or licenses to operate on tribal lands or enforce our contract rights under tribal law could have a material adverse effect on our business, financial condition and operating results.
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
Securities litigation involving the Company may be time consuming, expensive, distracting and result in an adverse resolution that materially adversely affects us.
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

On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada, against our current directors, one of our former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. On February 8, 2008, an additional derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada, against our current directors, one of our former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, insider trading and waste of corporate assets. These cases have been consolidated and an amended complaint has been filed that continues to pursue only state law claims. The amended complaint claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholders including attorneys’ fees. The Company has indemnification agreements with each of the individual defendants that may cause the Company to incur expenses associated with the defense of these actions and that may also protect such individuals from liability to the Company. These derivative actions could be time consuming, expensive, and may distract management from the conduct of our business. Any adverse resolution of these derivative actions could have a material adverse effect on our business, financial condition and results of operations.
On April 11, 2008, a class action complaint was filed in the United States District Court, Southern District of New York on behalf of a class of all persons who purchased or acquired shares of our common stock pursuant or traceable to our initial public offering against us, our current directors, one of our former directors, M&C International, Summit Partners and Goldman Sachs & Co., Inc. and JP Morgan Securities, Inc. as the lead underwriters of our initial public offering, alleging, among other things, that the Company’s cost of revenues during 2005 prospectus used in that offering were understated. The Company has indemnification agreements with each of the other defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such other defendants from liability. This class action could be time consuming, expensive, and may distract management from the conduct of our business. Any adverse resolution of this class actions could have a material adverse effect on our business, financial condition and results of operations.
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
As of March 31, 2008, Messrs. Maskatiya and Cucinotta and entities affiliated with Summit Partners owned or controlled shares representing, in the aggregate, approximately 46.9% of the outstanding shares of our common stock. Accordingly, Messrs. Maskatiya and Cucinotta and these entities affiliated with Summit Partners will exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. Mr. Maskatiya’s and Mr. Cucinotta’s and these entities’ ownership may have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them and even if they are not in the interests of other stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

					Total Number of Shares		Maximum Approximate Dollar
					Purchased as Part of Publicly		Value of Shares that May Yet Be
	Total Number of Shares		Average Price per Share		Announced Plans or		Purchased Under the Plans or
	Purchased orWithheld		Purchased or Withheld		Programs		Programs
1/1/08 - 1/31/08	1,047,700	(1)	5.67	(3)	1,047,700	(1)	2,381,500	(5)
	1,632	(2)	5.84	(4)	1,632	(2)
2/1/08 - 2/29/08	349,800	(1)	6.55	(3)	349,800	(1)	—	(5)
	18,354	(2)	6.87	(4)	18,354	(2)
3/1/08 - 3/31/08	—	(1)	—	(3)	—	(1)	—	(5)
	10,641	(2)	4.63	(4)	10,641	(2)
Subtotals	1,397,500	(1)	5.89	(3)	1,397,500	(1)
	30,627	(2)	6.04	(4)	30,627	(2)

Total	1,428,127		5.89		1,428,127

(1)	Represents shares of common stock that we repurchased in open market transactions pursuant to the Rule 10b-18 share buyback program that we publicly announced on February 8, 2007. Our board of directors authorized the repurchase up to $50 million worth of common stock. The share buyback program did not obligate us to repurchase any specific number of shares and could have been suspended or terminated at any time. The repurchase of the full $50 million authorized was completed during the quarter ended March 31, 2008.

(2)	Represents shares of common stock that were withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

(3)	Represents the average price per share of shares repurchased pursuant to the Rule 10b-18 share buyback program.

(4)	Represents the average price per share of shares withheld from restricted stock awards on the date of withholding.

(5)	Represents the maximum approximate dollar value of shares that may yet be purchased pursuant to the Rule 10b-18 share buyback program at the end of the stated period. There is no limitation on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

ITEM 6. EXHIBITS

Exhibit No.		Description.

2.1	(1)	Stock Purchase Agreement, dated as of February 28, 2008, by and among Global Cash Access, Inc., Fidelity National Transaction Services, Inc. and Certegy Gaming Services, Inc.

4.1	*
Supplemental Indenture dated as of April 17, 2008, by and among Certegy Gaming Services, Inc., Arriva Card, Inc.; Central Credit, LLC; Global Cash Access Holdings, Inc., and The Bank of New York Trust Company, N.A.

10.1	(2)	Employment Agreement with George Gresham, dated February 25, 2008.

10.2	(3)	Notice of Stock Option Award and Stock Option Award Agreement with George Gresham dated February 25, 2008.

10.3	(4)	Addendum to Master Service Agreement, dated as of March 20, 2008, by and between Global Cash Access, Inc. and Integrated Payment Systems, Inc.

10.4	(5)	Amendment to Treasury Services Terms and Conditions Booklet, dated as of March 13, 2008 by and between Global Cash Access, Inc. and Bank of America, N.A.

31.1	*
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 14, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 14, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*
Certification of Scott Betts, Chief Executive Officer and Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 14, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 14, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed April 1, 2008.

(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 25, 2008.

(3)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 25, 2008.

(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 20, 2008.

(5)	Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K filed March 17, 2008.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2008	GLOBAL CASH ACCESS HOLDINGS, INC.

(Date)		(Registrant)

	By:	/s/ George Gresham

George Gresham
Chief Financial Officer
(For the Registrant and as
Principal Financial Officer
and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description.

2.1	(1)	Stock Purchase Agreement, dated as of February 28, 2008, by and among Global Cash Access, Inc., Fidelity National Transaction Services, Inc. and Certegy Gaming Services, Inc.

4.1	*
Supplemental Indenture dated as of April 17, 2008, by and among Certegy Gaming Services, Inc., Arriva Card, Inc.; Central Credit, LLC; Global Cash Access Holdings, Inc., and The Bank of New York Trust Company, N.A.

10.1	(2)	Employment Agreement with George Gresham, dated February 25, 2008.

10.2	(3)	Notice of Stock Option Award and Stock Option Award Agreement with George Gresham dated February 25, 2008.

10.3	(4)	Addendum to Master Service Agreement, dated as of March 20, 2008, by and between Global Cash Access, Inc. and Integrated Payment Systems, Inc.

10.4	(5)	Amendment to Treasury Services Terms and Conditions Booklet, dated as of March 13, 2008 by and between Global Cash Access, Inc. and Bank of America, N.A.

31.1	*
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 14, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 14, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 14, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 14, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed April 1, 2008.

(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 25, 2008.

(3)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 25, 2008.

(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 20, 2008.

(5)	Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K filed March 17, 2008.

*	Filed herewith.