Form 10-Q
period 2008-06-30
Global Cash Access Holdings, Inc.
filed 2008-08-15
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
Yes ☐ No ☑
As of August 6, 2008, there were 76,978,880 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

Cash and cash equivalents	$98,094	$71,063
Restricted cash and cash equivalents	385	1,380
Settlement receivables	48,466	61,066
Other receivables, net	19,878	14,424
Prepaid and other assets	9,859	6,905
Assets held for sale	3,610	12,180
Property, equipment and leasehold improvements, net	28,860	23,516
Goodwill, net	169,700	156,889
Other intangibles, net	23,545	13,652
Deferred income taxes, net	169,117	177,227

Total assets	$571,514	$538,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$77,833	$93,727
Accounts payable	31,905	22,402
Accrued expenses	21,984	20,262
Borrowings	295,250	263,480

Total liabilities	426,972	399,871

COMMITMENTS AND CONTINGENCIES (NOTE 6)

MINORITY INTEREST	—	135

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 500,000 shares authorized and 82,978 and 82,981 shares issued at June 30, 2008 and December 31, 2007, respectively	83	83
Preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Additional paid in capital	167,408	163,070
Retained earnings	24,544	14,103
Accumulated other comprehensive income	2,647	2,708
Treasury stock, at cost, 5,999 and 4,563 shares at June 30, 2008 and December 31, 2007, respectively	(50,140)	(41,668)

Total stockholders’ equity	144,542	138,296

Total liabilities and stockholders’ equity	$571,514	$538,302

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per share)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES:
Cash advance	$81,829	$79,702	$155,218	$157,114
ATM	71,036	61,093	130,808	121,859
Check services	10,835	7,492	18,515	14,843
Central Credit and other revenues	3,108	2,510	5,752	5,158

Total revenues	166,808	150,797	310,293	298,974

Cost of revenues (exclusive of depreciation and amortization)	(122,158)	(107,824)	(225,532)	(213,559)
Operating expenses	(20,812)	(16,456)	(39,451)	(33,803)
Amortization	(1,230)	(1,305)	(2,592)	(2,587)
Depreciation	(1,981)	(1,527)	(3,837)	(2,957)

OPERATING INCOME	20,627	23,685	38,881	46,068

INTEREST INCOME (EXPENSE), NET
Interest income	505	1,011	1,447	1,898
Interest expense	(7,556)	(9,710)	(15,220)	(19,353)

Total interest income (expense), net	(7,051)	(8,699)	(13,773)	(17,455)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	13,576	14,986	25,108	28,613

INCOME TAX PROVISION	(5,160)	(5,742)	(10,591)	(10,847)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY OWNERSHIP LOSS	8,416	9,244	14,517	17,766

MINORITY OWNERSHIP LOSS, NET OF TAX	40	59	87	123

INCOME FROM CONTINUING OPERATIONS	8,456	9,303	14,604	17,889

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	240	(735)	(4,163)	(1,421)

NET INCOME	8,696	8,568	10,441	16,468

Foreign currency translation, net of tax	25	475	(61)	531

COMPREHENSIVE INCOME	$8,721	$9,043	$10,380	$16,999

Basic net income (loss) per share of common stock:
Continuing operations	$0.11	$0.11	$0.19	$0.22

Discontinued operations	$0.00	$(0.01)	$(0.05)	$(0.02)

Basic net income per share of common stock	$0.11	$0.10	$0.14	$0.20

Diluted net income (loss) per share of common stock:
Continuing operations	$0.11	$0.11	$0.19	$0.22

Discontinued operations	$0.00	$(0.01)	$(0.05)	$(0.02)

Diluted net income per share of common stock	$0.11	$0.10	$0.14	$0.20

Weighted average number of common shares outstanding
Basic	76,702	81,752	76,840	81,758
Diluted	76,703	82,084	76,841	82,026
See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,441	$16,468
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	486	486
Amortization of intangibles	2,687	2,679
Depreciation	3,839	2,958
Loss on sale of or disposal of assets	—	139
Provision for bad debts	11,744	3,612
Deferred income taxes	8,112	9,353
Minority ownership loss	(135)	(193)
Stock-based compensation	4,336	6,206
Changes in operating assets and liabilities:
Settlement receivables	11,540	63,775
Other receivables, net	(9,958)	(9,138)
Prepaid and other assets	10	1,322
Settlement liabilities	(20,643)	(57,704)
Accounts payable	9,459	(1,442)
Accrued expenses	(1,030)	(392)

Net cash provided by operating activities	32,948	38,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Certegy Gaming Services, Inc., net of cash	(24,819)	—
Purchase of property, equipment and leasehold improvements	(4,736)	(3,025)
Purchase of other intangibles	(103)	(781)
Changes in restricted cash and cash equivalents	995	(22)

Net cash used in investing activities	(28,663)	(3,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	84,000	—
Repayments under credit facility	(52,230)	(10,500)
Debt issuance costs	—	(23)
Proceeds from exercise of stock options	—	972
Purchase of treasury stock	(9,400)	(3,637)
Minority capital contributions	—	400

Net cash provided by (used in) financing activities	22,370	(12,788)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$376	$(700)

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,031	20,813

CASH AND CASH EQUIVALENTS—Beginning of period	71,063	40,919

CASH AND CASH EQUIVALENTS—End of period	$98,094	$61,732

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$14,962	$18,924

Cash paid for income taxes, net of refunds	$511	$1,341

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	BUSINESS AND BASIS OF PRESENTATION
Business—Global Cash Access Holdings, Inc. is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. (“GCA”). Unless otherwise indicated, the terms “the Company”, “Holdings”, “we”, “us” and “our” refer to Global Cash Access Holdings, Inc. together with its consolidated subsidiaries. Holdings was formed on February 4, 2004, to hold all of the outstanding capital stock of GCA and to guarantee the obligations under GCA’s senior secured credit facilities.
GCA is a financial services company that provides cash access products and services to the gaming industry. The Company’s cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash advances, point-of-sale debit card cash advances, automated teller machine (“ATM”) withdrawals, check cashing transactions and money transfers. These services are provided to patrons at gaming establishments directly by the Company or through one of its consolidated subsidiaries. GCA’s subsidiaries are: Global Cash Access (Canada) Inc. (formerly known as CashCall Systems Inc). (“GCA Canada”), Global Cash Access (UK) Ltd. (“GCA UK”), Global Cash Access (BVI), Inc. (“BVI”), Arriva Card, Inc. (“Arriva”), Global Cash Access Switzerland A.G. (“GCA Switzerland”), Global Cash Access (Belgium), S.A. (“GCA Belgium”), Innovative Funds Transfer, LLC (“IFT”), Global Cash Access (HK) Ltd. (“GCA HK”), GCA (Macau), S.A. (“GCA Macau”), Global Cash Access (South Africa) (Pty.) Ltd. (“GCA SA”), Global Cash Access (Panama), Inc. and Game Financial Caribbean, N.V.
The Company also owns and operates a credit reporting agency for the gaming industry through a wholly-owned subsidiary, Central Credit, LLC (“Central”), and provides credit-information services and credit-reporting history on gaming patrons to various gaming establishments. Central operates in both international and domestic gaming markets.
Commencing in the third quarter of 2006, the Company, through Arriva, began marketing a credit card aimed at consumers who perform cash advance transactions in gaming establishments. On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. The Company has since actively marketed the Arriva business for sale. The assets associated with the Company’s Arriva Card operations, have been segregated and reported as held for sale in the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, and the results of operations for the Arriva Card line of business have been classified to discontinued operations for the three and six months ended June 30, 2008 and 2007. See further discussion in Note 11.
Basis of Presentation—The unaudited condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year.
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

Use of Estimates—We have made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. Our actual results may differ from these estimates. The significant accounting estimates incorporated into our condensed consolidated financial statements include:
•	the estimated reserve for warranty expense associated with our check warranty receivables,

•	the valuation and recognition of share-based compensation,

•	the estimated useful lives for depreciable and amortizable assets,

•	the valuation allowance on our deferred tax asset,

•	the expected loss on discontinuation of Arriva,

•	the estimated cash flows in assessing the recoverability of long-lived assets, and

•	the estimated reserve for bad debts on Arriva Card receivables purchased from CIT Bank.,

•	the estimated fair value of assets acquired and liabilities assumed in a business combination.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The unaudited condensed consolidated financial statements presented for the three and six months ended June 30, 2008 and 2007 and as of June 30, 2008 and December 31, 2007 include the accounts of Global Cash Access Holdings, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Earnings Applicable to Common Stock—In accordance with the provisions of Statement of Financial Accounting Standards (''SFAS’’) No. 128, Earnings per Share, basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of potential common stock, which consists of non-vested shares of restricted stock outstanding and assumed stock option exercises. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding - basic	76,702	81,752	76,840	81,758
Potential dilution from equity grants (1)(2)	1	332	1	268

Weighted average common shares outstanding - diluted	76,703	82,084	76,841	82,026

(1)	-	The potential dilution excludes the weighted average effect of stock options to acquire 6,667,642 and 7,511,400 shares and 3,946,785 and 4,182,703 shares of common stock for the three and six months ended June 30, 2008 and 2007, respectively, as the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.

(2)	-	The potential dilution excludes the weighted average effect of shares of time-based restricted stock of 341,335 and 315,471 and 1,085,251 and 1,010,718 shares for the three and six months ended June 30, 2008 and 2007, respectively, because the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.

Central Credit Check Warranty Receivables—In the check services transactions provided by the Company, the Company warrants check cashing transactions performed at gaming establishments. If a gaming establishment accepts a payroll or personal check from a patron that we warrant, the Company is obligated to reimburse the property for the full face value of any dishonored checks. All amounts paid out to the gaming establishment related to these items result in a warranty receivable from the patron. This amount is recorded in other receivables, net on the unaudited condensed consolidated balance sheets. On a monthly basis, the Company evaluates the collectibility of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the condensed consolidated statements of income. The Company’s policy is to write off all warranty receivables that are older than one year in age.
A summary of the activity for the check warranty reserve for the three and six months ended June 30, 2008, is as follows (amounts in thousands):

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions	Period
Three months ended June 30, 2008	$8,541	$3,127	$(1,538)	$10,130

Six months ended June 30, 2008	7,422	$5,491	$(2,783)	$10,130
Fair Value Measures—In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a hierarchical framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, an amendment to SFAS No. 157, delaying the effective date of SFAS No. 157, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of January 1, 2008, we partially adopted SFAS No. 157, which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value.
Investments measured and reported at fair value are classified and disclosed in one of the following categories:
Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. The types of investments included in Level 1 include listed equities and listed derivatives.
Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The types of investments included in Level 2 include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.
Level 3 — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.
As of June 30, 2008, the Company maintained as held for sale, a portfolio of revolving credit receivables. These receivables represented the primary asset of Arriva. As discussed in Note 11, these receivables were adjusted to fair value using the expected net present value of future discounted cash flows, a Level 3 input in the hierarchical framework. As a result of this assessment, the Company recorded a pretax valuation adjustment as a charge to income of $0 and $5.5 million for the three and six months ended June 30, 2008, respectively.
Recently Issued Accounting Pronouncements—In February 2008, FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations with an acquisition date in the first quarter of 2009.
3.	ACQUISITION
On April 1, 2008, GCA acquired 100 percent of the outstanding common shares of Certegy Gaming Services, Inc. (“CGS”) for a purchase price of $58.5 million in cash, which included replacement of all of the cash and cash equivalents owned by CGS located or contained within, in transit to, or held by a third party for placement into CGS’s ATMs or booths for approximately $33.7 million. On June 27, 2008, the Company merged CGS with and into GCA.
GCA deposited $2.5 million of the purchase price into an escrow account for two years, all or a portion of which may be returned to GCA in satisfaction of indemnification claims by GCA against CGS. To the extent that no such claims are made at the end of the first year, $1 million shall be released from escrow to GCS. The results of CGS’ operations have been included in the unaudited condensed consolidated financial statements for the period ended June 30, 2008.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The allocation of the purchase price is preliminary and subject to refinement.
At April 1, 2008 (in thousands)

Net working capital (excluding cash)	$(4,842)
Property, plant and equipment	4,444
Intangible assets	12,382
Goodwill	12,835

Net assets acquired	$24,819

In connection with the acquisition, the Company acquired $12.4 million of intangible assets, $12.1 million was assigned to Customer Contracts and Relationships with an estimated useful life of nine years and $0.3 million was assigned to other with a useful life of three years.
The following table shows the amortization of the intangibles:
Amortization of Intangibles (in thousands)

	Amount	2008	2009	2010	2011	2012	Thereafter
Customer contracts	$12,100	$1,906	$2,105	$1,622	$1,523	$1,320	$3,624
Other	300	75	100	100	25

Total	$12,400	$1,981	$2,205	$1,722	$1,548	$1,320	$3,624

4.	ATM FUNDING AGREEMENTS
Bank of America Amended Treasury Services Agreement—On March 13, 2008, the Company entered into an Amendment of the Treasury Services Agreement (“Bank of America ATM Funding Agreement”) with Bank of America, N.A. that allowed for the Company to utilize up to $410 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for all the Company’s ATMs. The amount provided by Bank of America can be increased above $410 million at the option of Bank of America. For use of these funds, GCA pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR plus 25 basis points. For the three and six months ended June 30, 2008 and 2007, $2.3 million and $4.1 million, and $4.6 million and $8.0 million, respectively, of cash usage fees have been included in interest expense in the accompanying condensed consolidated statements of income. At June 30, 2008, the outstanding balance of ATM cash utilized by GCA was $256.9 million and the cash usage interest rate in effect was 2.8%.
Site Funded ATMs—GCA operates some ATMs at customer locations where the customer provides the cash required for ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability is included within settlement liabilities in the accompanying balance sheets and was $65.8 million and $58.1 million as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, GCA operated 1,101 and 944 devices (ATMs and redemption kiosks), respectively, that were site funded.
5.	BENEFIT PLANS
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
A summary of award activity under the Company’s stock option plans as of June 30, 2008 and changes during the three and six month periods then ended is as follows:

		Weighted
		Average	Weighted
		Exercise	Average Life	Aggregate
	Options	Prices	Remaining	Intrinsic Value
				(in thousands)

Outstanding - December 31, 2007	4,878,371	$12.58	7.7 years	$30,560

Granted	4,090,000	6.76
Exercised	—	—
Forfeited	(714,068)	9.11

Outstanding - March 31, 2008	8,254,303	$10.00	8.7 years	$40,510

Granted	166,500	5.97
Exercised	—	—
Forfeited	(71,607)	8.02

Outstanding - June 30, 2008	8,349,196	$9.99	8.5 years	$40,433

Exercisable - June 30, 2008	2,470,795	14.11	6.7 years	$18,005

The fair value of options granted at the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions in the years ended December 31,

	2007	2006	2005
Risk-free interest rate	4.2%	4.8%	3.8%
Expected life of options (in years)	6.3	6.3	6.0
Expected volatility of GCA’s stock price	33.6%	37.3%	50.0%
Expected dividend yield	0.0%	0.0%	0.0%
The Company granted stock options to acquire 0.2 million and 4.3 million shares of common stock during the three and six months ended June 30, 2008, respectively, During the three and six months ended June 30, 2008, the Company received no proceeds from the exercise of stock options. During the three and six months ended June 30, 2008, we recorded $1.7 million and $3.4 million in non-cash compensation expense related to options granted that are expected to vest. As of June 30, 2008, there was $17.8 million in unrecognized compensation expense related to options expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.3 years.
Restricted Stock—The Company began granting restricted stock to officers and key employees in the first quarter of 2006. The vesting provisions are similar to those applicable to stock options. Because these restricted shares are issued primarily to employees of the Company, some of the shares issued will be withheld by the Company to satisfy the minimum statutory tax withholding requirements applicable to the restricted stock grants. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced and the number of shares included within treasury stock is increased by the amount of shares withheld. During the three and six months ended June 30, 2008, the Company withheld 8,248 and 38,875 shares of restricted stock, respectively, from employees with a cumulative vesting commencement date fair value of $53,506 and $238,397, respectively. These amounts have been included as part of the total treasury stock repurchased during the period. Prior to vesting, the restricted stock has rights to the dividends declared and voting rights; therefore they are considered issued and outstanding.
A summary of all non-vested share awards for the Company’s time-based restricted shares as of June 30, 2008 is as follows:

Shares
Outstanding
Balance - December 31, 2007	396,784

Granted	5,500
Vested	(97,741)
Canceled	(892)

Balance - March 31, 2008	303,651

Granted	—
Vested	(26,491)
Canceled	(7,633)

Balance - June 30, 2008	269,527

There were 26,491 and 124,232, respectively, time-based restricted shares vested during the three and six months ended June 30, 2008. During the three and six months ended June 30, 2008, we recorded $0.7 million and $1.0 million, respectively, in non-cash compensation expense related to the restricted stock granted expected to vest. As of June 30, 2008, there was $4.5 million in unrecognized compensation expense related to time-based restricted shares expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.2 years.

6.	COMMITMENTS AND CONTINGENCIES
Litigation Claims and Assessments
Derivative Action — On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, two of our former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 8, 2008, an additional derivative action was filed by a separate stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, insider trading and waste of corporate assets. On May 5, 2008, the foregoing actions were consolidated and an amended complaint was filed that continues to pursue only state law claims but not violations of Sections 10(b) or 20(a) of the Exchange Act. The consolidated action seeks , among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholders including attorneys’ fees. On June 19, 2008, the Company moved to dismiss the consolidated complaint for failure to make a pre-suit demand on its board of directors. The individual defendants also moved to dismiss the consolidated complaint for failure to state a claim. Both motions are still pending. The Company has indemnification agreements with each of the individual defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such individuals from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action.
Class Action — On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our former directors, our former chief executive officer, M&C International, Summit Partners, L.P., Goldman Sachs & Co., Inc., and J.P. Morgan Securities, Inc, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, (the “Securities Act”). The action includes claims for, among other things, damages and rescission. On June 6, 2008, the Company and certain other defendants moved to transfer the action to the United States District Court, District of Nevada, where the related derivative litigation is pending. The motion has been fully briefed, and a decision is still pending. On June 10, 2008, an additional class action was filed by a separate stockholder in the United States District Court, Southern District of New York, against the Company, its wholly-owned subsidiary, certain of our former directors, our former chief executive officer, our former chief financial officer and certain other parties alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Sections 11, 12(a)(2) and 15 of the Securities Act. The action includes claims for, among other things, damages. On June 26, 2008, the foregoing actions were consolidated, and the Court appointed a lead plaintiff and lead counsel. The Company has indemnification agreements with each of the individual defendants and certain of the other defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such defendants from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action.
Commissions Liability — As a result of inquiries made during the internal investigation announced on November 14, 2007, the Company reviewed and considered the application of contract clauses relating to the calculation of commissions payable to certain of the Company’s customers in connection with certain types of transactions. In reviewing the commission computation provisions of the customer contracts, the Company identified issues with the payment of certain commissions to twenty-two customers during the period from 2005 to 2007. In the third quarter of 2007, we recorded a liability of $2.9 million for additional commission expense to resolve any commission calculation disputes with the relevant customers. During the three and six months ended June 30, 2008, we have paid $0 and $0.1 million to certain customers in full satisfaction of amounts due and continue to negotiate with other affected customers to resolve the remaining disputes. At June 30, 2008, the liability for commission disputes was $2.8 million.

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
Commitments
USA Payments Processing Commitments. The Company obtains transaction processing services pursuant to the Amended and Restated Agreement for Electronic Payment Processing from USA Payments, a company controlled by Karim Maskatiya and Robert Cucinotta, the principals of M&C International (“M&C”) both of whom were members of our Board of Directors, and whom resigned in on May 8, 2008 and May 23, 2008, respectively. Under terms of this agreement, GCA is obligated to pay USA Payments $2.3 million annually in fixed monthly processing fees and minimum annual transaction volume fees through the termination of this agreement in March 2014.
Fiserv Processing Commitments. Arriva entered into a Letter of Understanding with Fiserv Solutions, Inc. (“Fiserv”), which was effective March 10, 2008, related to the processing of our private label credit card. Under the terms of the agreement with Fiserv, Arriva is committed to pay the greater of 120% of the prevailing prices for the services utilized or $25,000 in monthly minimum processing fees until the services are no longer utilized.
Innovative Funds Transfer, LLC Required Capital Investment. Pursuant to the terms of our agreement with International Game Technology (“IGT”), we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of June 30, 2008, we had invested a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.
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
7.	BORROWINGS
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

A summary of the borrowings, repayments and amortization of the Loan Facility, the revolving line and senior subordinated debt under the Second Amended and Restated Credit Agreement is as follows:

	Loan	Revolving	Senior
	Facility	Line	Sub Debt
12/31/07 balance	$99,000	$11,730	$152,750
borrowings	—	84,000	—
repayments	(250)	—	—

3/31/08 balance	98,750	95,730	152,750
borrowings	—	—	—
repayments	(250)	(51,730)	—

6/30/08 balance	$98,500	$44,000	$152,750

At June 30, 2008, the weighted average interest rate under the Loan Facility, inclusive of the applicable margin of 1.375 basis points, was 3.8575%.
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of default, which are subject to important exceptions and qualifications, as set forth in the Second Amended and Restated Credit Agreement. As of June 30, 2008, the Company is in compliance with the required covenants.
Senior Subordinated Notes. On March 10, 2004, GCA completed a private placement offering of $235.0 million 8.75% Senior Subordinated Notes due March 15, 2012 (the “Notes Offering”). On October 14, 2004, we completed an exchange offer of the notes for registered notes of like tenor and effect. Interest on the notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. All of the Company’s existing and future domestic wholly owned subsidiaries are guarantors of the notes on a senior subordinated basis. As of June 30, 2008 and December 31, 2007, the Company had $152.8 million, in borrowings outstanding under the Notes Offering.
8.	CAPITAL STOCK
Common Stock Repurchase Program. On February 6, 2007, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s issued and outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes. The Company completed the repurchases under this authorization on February 11, 2008.
During the three and six months ended June 30, 2008, the Company repurchased or withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards eight thousand and 1.4 million shares of common stock at an aggregate purchase price of $54.0 thousand and $8.4 million, respectively.
9.	RELATED PARTY TRANSACTIONS
Karim Maskatiya and Robert Cucinotta were members of our Board of Directors through the dates of their respective resignations of May 8, 2008 and May 23, 2008. As of June 30, 2008, Mr. Masakatiya and Mr. Cucinotta owned 11.8% and 11.8%, respectively, of the outstanding equity interests of the Company. The Company made payments for software development costs and system maintenance to Infonox on the Web (“Infonox”) pursuant to agreements with Infonox. At the time the Company entered into these agreements, Infonox was controlled by Karim Masakatiya and Robert Cucinotta, who were also then members of our Board of Directors, and during the period presented, Infonox was controlled by family members. These family members now own a majority of the ownership interests, and hold two of the three director seats, of Infonox. The Company also obtains transaction processing services from USA Payments, a company controlled by Messrs. Maskatiya and Cucinotta, pursuant to the Amended and Restated Agreement for Electronic Payment Processing.

The following table represents the transactions with related parties for the three and six months ended June 30, 2008 and 2007 (amounts in thousands):

		Three Months Ended		Six Months Ended
Name of		June 30,		June 30,
Related Party	Description of Transaction	2008	2007	2008	2007

M&C Affiliates:

Infonox on the Web	Software development costs and maintenance expense included in operating expenses and other intangibles, net	$865	$571	$1,440	$1,383

USA Payments	Transaction processing charges included in cost of revenues (exclusive of depreciation and amortization)	975	886	1,925	1,843

USA Payments	Pass through billing related to gateway fees, telecom and other items included in cost of revenues (exclusive of depreciation and amortization) and operating expenses	316	324	594	691
The following table details the amounts receivable from or (liabilities to) these related parties that are recorded as part of other receivables, net, accounts payable or accrued expenses in the unaudited condensed consolidated balance sheets (amounts in thousands):

	June 30,	December 31,
Name of Related Party	2008	2007

M&C and related companies	$—	$31

Total included within other receivables, net	$—	$31

USA Payment Systems	$(397)	$(193)
Infonox on the Web	(583)	(372)

Total included within accounts payable and accrued expenses	$(980)	$(565)

10.	INCOME TAXES

Our effective income tax rate for continuing operations was 38.0% and 42.2% for the three and six months ended June 30, 2008, respectively compared to 38.5% and 38.1% for the three and six months ended June 30, 2007, respectively. The effective tax rate for the three months ended June 30, 2008 was negatively impacted by the expiration of non-qualified stock options, and shortfall resulting from the vesting of restricted stock options. Due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the first quarter of 2008 are expected to be substantially lower than the provision.

The following table presents the recorded income tax expense for the three and six months ended June 30, (amounts are in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Provision for income taxes:
Provision for income taxes on continuing operations, as reported	$5,160	$5,742	$10,591	$10,847
Provision for income taxes, minority loss	23	33	49	69
Provision (benefit) for income taxes, discontinued operations	135	(414)	(2,341)	(791)

Provision for income taxes, consolidated	$5,318	$5,361	$8,299	$10,125

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”) with no material effect on the financial statements. As of June 30, 2008, there has been no change to the balance of unrecognized tax benefits reported at December 31, 2007.

11.	DISCONTINUED OPERATIONS

On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. The Company has since actively marketed the Arriva business for sale and accordingly, has classified the net assets of Arriva as available for sale on the condensed consolidated balance sheets. The Company estimated the fair value of the Arriva net assets as of June 30, 2008 based on preliminary offers the Company had received in connection with its marketing efforts as well as through the application of a net present value methodology. The Company recorded a pre-tax charge of $5.5 million and reduced the net assets of the Arriva business to their estimated fair value at June 30, 2008. The Company currently anticipates completing the sale of Arriva within one year of approving the plan to exit the business.

As of June 30, 2008 and December 31, 2007 the components of assets held for sale are as follows (amounts in thousands):

	June 30,	December 31,
	2008	2007

Total assets	$4,233	$13,201
Total liabilities	(623)	(1,021)

Assets held for sale	$3,610	$12,180

As a result of the implementation of the plan to dispose of the Arriva business, the operating results of the Arriva business have been removed from continuing operations and reported as discontinued operations in the condensed consolidated statements of income and comprehensive income. Selected financial information that has been reported as discontinued operations for the three and six months ended June 30, 2008 and 2007 are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$687	$733	$1,546	$1,300
Pretax income (loss)	$376	$(1,149)	$(6,504)	$(2,189)

Cash flows from discontinued operations for the six months ended June 30, 2008 and 2007 have not been separately identified in the condensed consolidated statement of cash flows.

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

The Company operates in three distinct business segments: (i) cash advance, (ii) ATM and (iii) check services. These segments are monitored separately by management for performance against its internal forecast and are consistent with the Company’s internal management reporting.

Other lines of business, none of which exceed the established materiality for segment reporting, include Arriva, Western Union, credit reporting, direct marketing and IFT, among others.

The Company’s business is predominantly domestic, with no specific regional concentrations.

Major customers — For the three and six months ended June 30, 2008, the combined revenues from all segments from our largest customer was approximately $27.2 million and $55.3 million, respectively, representing 16.3% and 17.7% of the Company’s total consolidated revenues, respectively. For the three and six months ended June 30, 2007, the combined revenues from all segments from our largest customer was approximately $29.1 million and $57.3 million, respectively representing 19.4% and 19.3% of the Company’s total consolidated revenues, respectively.

For the three and six months ended June 30, 2008, the combined revenues from all segments for our second largest customer was approximately $13.1 million and $26.4 million, respectively, representing 7.9% and 8.5%, of the Company’s total consolidated revenues. For the three and six months ended June 30, 2007, the combined revenues from all segments from our second largest customer was approximately $14.3 million and $28.5 million, respectively representing 9.6% and 9.6% of the Company’s total consolidated revenues, respectively.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The tables below present the results of operations by operating segment for the three and six months ended June 30, 2008 and 2007 and total assets by operating segment as of June 30, 2008 and December 31, 2007 (amounts in thousands):

	Cash		Check
	Advance	ATM	Services	Other	Corporate	Total
Three Months Ended June 30, 2008

Revenues	$81,829	$71,036	$10,835	$3,031	$77	$166,808
Operating income exclusive of depreciation and amortization (1)	18,173	11,072	5,603	2,292	(16,513)	20,627

Three Months Ended June 30, 2007

Revenues	$79,702	$61,093	$7,492	$2,441	$69	$150,797
Operating income exclusive of depreciation and amortization (1)	19,548	12,158	3,432	2,772	(14,225)	23,685

Six Months Ended June 30, 2008

Revenues	$155,218	$130,808	$18,515	$5,589	$163	$310,293
Operating income exclusive of depreciation and amortization (1)	35,674	22,013	8,724	4,257	(31,787)	38,881

Six Months Ended June 30, 2007

Revenues	$157,114	$121,859	$14,843	$4,910	$248	$298,974
Operating income exclusive of depreciation and amortization (1)	38,047	23,969	6,555	4,366	(26,869)	46,068

(1)	-	Depreciation and amortization expense for segment presentation purposes has been included within the Corporate segment, and has not been allocated to individual operating segments.

	June 30,	December 31,
Total Assets	2008	2007

Cash advance	$160,364	$153,444
ATM	48,357	68,627
Check services	37,257	29,749
Other	20,916	27,756
Discontinued Operations	7,847	18,731
Corporate	269,987	239,995

Total assets	$571,514	$538,302

13.	SUBSEQUENT EVENTS

Cash Systems, Inc. Acquisition Completed — On August 8, 2008, the Company completed its acquisition of all of the issued and outstanding shares (the “Shares”) of Cash Systems, Inc. (“CSI”), pursuant to the Agreement and Plan of Merger (the “Agreement”) with CSI and Card Acquisition Subsidiary, Inc.

In connection with the Agreement, GCA acquired CSI for $0.50 per share. In addition, all of CSI’s outstanding convertible promissory notes and warrants were redeemed for approximately $21 million. The aggregate amount paid to CSI’s stockholders, note holders and warrant holders, together with CSI’s transaction expenses totaled approximately $33 million.

TeleCheck Services and Processing Agreement Signed — On August 7, 2008, GCA, an affiliate of Central Credit, LLC entered into a definitive agreement, the TeleCheck Services and Processing Agreement, (the “TeleCheck Agreement”) with TRS Recovery Services, Inc., an affiliate of TeleCheck Services, Inc. whereby TeleCheck has agreed to provide the TeleCheck Program (the “Program”). The Program includes the TeleCheck Warranty and/or Electronic Check Acceptance Warranty programs, which includes, without limitation, the premier check writer functionality and available balance functionality. The TeleCheck Agreement replaces the TeleCheck Marketing Agreement (the “Marketing Agreement”) dated as of July 9, 1998, as amended to date. The Marketing Agreement was terminated on August 7, 2008, subject to the terms and conditions contained in the Agreement.

14.	GUARANTOR INFORMATION

In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”). At June 30, 2008 and December 31, 2007 there was $152.8 million in Notes outstanding. The Notes are guaranteed by all of GCA’s existing domestic 100% owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes. These guarantees are full, unconditional, joint and several. GCA Canada, GCA UK, BVI, GCA Switzerland, GCA Belgium, GCA HK, GCA Macau and GCA SA, which are 100% owned non-domestic subsidiaries, and IFT, which is a consolidated joint venture, do not guaranty the Notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for the parent only, the issuer, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of June 30, 2008 and December 31, 2007, and for the three and six months ended June 30, 2008 and 2007:

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
JUNE 30, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined	Elimination
	Parent	Issuer	Guarantors	Non-Guarantors	Entries*	Consolidated
ASSETS

Cash and cash equivalents	$—	$83,685	$4,474	$9,935	$—	$98,094
Restricted cash and cash equivalents	—	385	—	—	—	385
Settlement receivables	—	43,977	—	4,489	—	48,466
Other receivables, net	—	25,667	56,237	(2,929)	(59,097)	19,878
Prepaid and other assets	—	9,743	19	97	—	9,859
Investment in subsidiaries	144,542	94,489	—	—	(239,031)	—
Assets held for sales	—	—	—	3,610	—	3,610
Property, equipment and leasehold improvements, net	—	27,672	150	1,038	—	28,860
Goodwill, net	—	129,409	39,471	820	—	169,700
Other intangibles, net	—	23,291	234	20	—	23,545
Deferred income taxes, net	—	169,087	—	30	—	169,117

TOTAL	$144,542	$607,405	$100,585	$17,110	$(298,128)	$571,514

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$71,911	$—	$5,922	$—	$77,833
Accounts payable	—	31,682	17	206	—	31,905
Accrued expenses	—	64,020	12,785	4,276	(59,097)	21,984
Borrowings	—	295,250	—	—	—	295,250

Total liabilities	—	462,863	12,802	10,404	(59,097)	426,972

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	—	—	—

STOCKHOLDERS’ EQUITY	144,542	144,542	87,783	6,706	—	383,573

TOTAL	$144,542	$607,405	$100,585	$17,110	$(59,097)	$810,545

*	Eliminations include intercompany investments and management fees

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED JUNE 30, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$78,658	$—	$3,171	$—	$81,829
ATM	—	70,742	—	294	—	71,036
Check services	—	4,150	6,685	—	—	10,835
Central Credit and other revenues	8,696	6,226	2,650	—	(14,464)	3,108

Total revenues	8,696	159,776	9,335	3,465	(14,464)	166,808

Cost of revenues (exclusive of depreciation and amortization)	—	(116,713)	(3,080)	(2,365)	—	(122,158)
Operating expenses	—	(19,180)	(896)	(865)	129	(20,812)
Amortization	—	(1,181)	(6)	(43)	—	(1,230)
Depreciation	—	(1,885)	(17)	(79)	—	(1,981)

OPERATING INCOME	8,696	20,817	5,336	113	(14,335)	20,627

INTEREST INCOME (EXPENSE), NET
Interest income	—	460	1	44	—	505
Interest expense	—	(7,541)	—	(15)	—	(7,556)

Total interest income (expense) , net	—	(7,081)	1	29	—	(7,051)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	8,696	13,736	5,337	142	(14,335)	13,576

INCOME TAX PROVISION	—	(5,080)	—	(80)	—	(5,160)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY OWNERSHIP LOSS	8,696	8,656	5,337	62	(14,335)	8,416

MINORITY OWNERSHIP LOSS, NET OF TAX	—	40	—	—	—	40

INCOME FROM CONTINUING OPERATIONS	8,696	8,696	5,337	62	(14,335)	8,456

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	240	—	—	240

NET INCOME	$8,696	$8,696	$5,577	$62	$(14,335)	$8,696

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
SIX MONTHS ENDED JUNE 30, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	—	149,201	—	6,017	—	155,218
ATM	—	130,241	—	567	—	130,808
Check services	—	7,522	10,993	—	—	18,515
Central Credit and other revenues	10,441	5,360	4,852	14	(14,915)	5,752

Total revenues	10,441	292,324	15,845	6,598	(14,915)	310,293

Cost of revenues (exclusive of depreciation and amortization)	—	(215,220)	(5,864)	(4,448)	—	(225,532)
Operating expenses	—	(36,315)	(1,700)	(1,695)	259	(39,451)
Amortization	—	(2,484)	(15)	(93)	—	(2,592)
Depreciation	—	(3,647)	(33)	(157)	—	(3,837)

OPERATING INCOME	10,441	34,658	8,233	205	(14,656)	38,881

INTEREST INCOME (EXPENSE), NET
Interest income	—	1,332	8	107	—	1,447
Interest expense	—	(15,186)	—	(34)	—	(15,220)

Total interest income (expense) , net	—	(13,854)	8	73	—	(13,773)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	10,441	20,804	8,241	278	(14,656)	25,108

INCOME TAX PROVISION	—	(10,450)	—	(141)	—	(10,591)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY OWNERSHIP LOSS	10,441	10,354	8,241	137	(14,656)	14,517

MINORITY OWNERSHIP LOSS, NET OF TAX	—	87	—	—	—	87

INCOME FROM CONTINUING OPERATIONS	10,441	10,441	8,241	137	(14,656)	14,604

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	(4,163)	—	—	(4,163)

NET INCOME	10,441	10,441	4,078	137	(14,656)	10,441

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED JUNE 30, 2007
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$78,006	$—	$1,696	$—	$79,702
ATM	—	61,093	—	—	—	61,093
Check services	—	3,760	3,732	—	—	7,492
Central Credit and other revenues	8,568	2,905	2,160	29	(11,152)	2,510

Total revenues	8,568	145,764	5,892	1,725	(11,152)	150,797

Cost of revenues (exclusive of depreciation and amortization)	—	(104,998)	(1,762)	(1,064)	—	(107,824)
Operating expenses	—	(15,153)	(857)	(605)	159	(16,456)
Amortization	—	(1,253)	(20)	(32)	—	(1,305)
Depreciation	—	(1,484)	(5)	(38)	—	(1,527)

OPERATING INCOME	8,568	22,876	3,248	(14)	(10,993)	23,685

INTEREST INCOME (EXPENSE), NET
Interest income	—	945	—	66	—	1,011
Interest expense	—	(9,710)	—	—	—	(9,710)

Total interest income (expense), net	—	(8,765)	0	66	—	(8,699)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	8,568	14,111	3,248	52	(10,993)	14,986

INCOME TAX PROVISION	—	(5,602)	—	(140)	—	(5,742)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY OWNERSHIP LOSS	8,568	8,509	3,248	(88)	(10,993)	9,244

MINORITY OWNERSHIP LOSS, NET OF TAX	—	59	—	—	—	59

INCOME FROM CONTINUING OPERATIONS	8,568	8,568	3,248	(88)	(10,993)	9,303

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	(735)	—	—	(735)

NET INCOME (LOSS)	$8,568	$8,568	$2,513	$(88)	$(10,993)	$8,568

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
SIX MONTHS ENDED JUNE 30, 2007
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	—	153,998	—	3,116	—	157,114
ATM	—	121,859	—	—	—	121,859
Check services	—	7,820	7,023	—	—	14,843
Central Credit and other revenues	16,468	5,855	4,426	57	(21,648)	5,158

Total revenues	16,468	289,532	11,449	3,173	(21,648)	298,974

Cost of revenues (exclusive of depreciation and amortization)	—	(208,592)	(3,212)	(1,755)	—	(213,559)
Operating expenses	—	(31,140)	(1,741)	(1,223)	301	(33,803)
Amortization	—	(2,487)	(39)	(61)	—	(2,587)
Depreciation	—	(2,873)	(7)	(77)	—	(2,957)

OPERATING INCOME	16,468	44,440	6,450	57	(21,347)	46,068

INTEREST INCOME (EXPENSE), NET
Interest income	—	1,787	—	111	—	1,898
Interest expense	—	(19,353)	—	—	—	(19,353)

Total interest income (expense) , net	—	(17,566)	—	111	—	(17,455)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	16,468	26,874	6,450	168	(21,347)	28,613

INCOME TAX PROVISION	—	(10,530)	—	(317)	—	(10,847)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY OWNERSHIP LOSS	16,468	16,344	6,450	(149)	(21,347)	17,766

MINORITY OWNERSHIP LOSS, NET OF TAX	—	123	—	—	—	123

INCOME FROM CONTINUING OPERATIONS	16,468	16,467	6,450	(149)	(21,347)	17,889

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	(1,421)	—	—	(1,421)

NET INCOME (LOSS)	16,468	16,467	5,029	(149)	(21,347)	16,468

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,441	$10,441	$1,737	$137	$(12,315)	$10,441
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Amortization of financing costs	—	486	—	—	—	486
Amortization of intangibles	—	2,484	110	93	—	2,687
Depreciation	—	3,647	35	157	—	3,839
Provision for bad debts	—	—	11,744	—	—	11,744
Deferred income taxes	—	8,112	—	—	—	8,112
Equity income in subsidiaries	(10,441)	(1,874)	—	—	12,315	—
Minority ownership loss	—	(135)	—	—	—	(135)
Stock-based compensation	—	4,336	—	—	—	4,336
Changes in operating assets and liabilities:
Settlement receivables	—	11,743	(428)	225	—	11,540
Other receivables, net	928	(9,131)	(10,911)	(982)	10,138	(9,958)
Prepaid and other assets	—	(562)	572	—	—	10
Settlement liabilities	—	(18,527)	—	(2,116)	—	(20,643)
Accounts payable	—	9,736	(150)	(127)	—	9,459
Accrued expenses	(928)	10,888	(32)	1,240	(10,138)	1,030

Net cash (used in) provided by operating activities	—	31,644	2,677	(1,373)	—	32,948

*	Eliminations include intercompany investments and management fees
(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Certegy Gaming Services, Inc., net of cash	$—	$(24,819)	$—	$—	$—	$(24,819)
Purchase of property, equipment and leasehold improvements	—	(4,662)	(14)	(60)	—	(4,736)
Purchase of other intangibles	—	(103)	—	—	—	(103)
Changes in restricted cash and cash equivalents	—	(5)	1,000	—	—	995
Investments in subsidiaries	9,400	4,600	—	—	(14,000)	—

Net cash provided by (used in) investing activities	9,400	(24,989)	986	(60)	(14,000)	(28,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	84,000	—	—	—	84,000
Repayments under credit facility	—	(52,230)	—	—	—	(52,230)
Purchase of treasury stock	(9,400)	—	—	—	—	(9,400)
Capital contributions	—	(9,400)	(4,600)	—	14,000	—

Net cash (used in) provided by financing activities	(9,400)	22,370	(4,600)	—	14,000	22,370

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	249	—	127	—	376

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	29,274	(937)	(1,306)	—	27,031
CASH AND CASH EQUIVALENTS—Beginning of period	—	54,411	5,411	11,241	—	71,063

CASH AND CASH EQUIVALENTS—End of period	$—	$83,685	$4,474	$9,935	$—	$98,094

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,468	$16,468	$4,251	$(149)	$(20,570)	$16,468
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	486	—	—	—	486
Amortization of intangibles	—	2,486	132	61	—	2,679
Depreciation	—	2,873	9	76	—	2,958
Loss on disposal of assets	—	139	—	—	—	139
Provision for bad debts	—	—	3,612	—	—	3,612
Deferred income taxes	—	9,353	—	—	—	9,353
Equity income in subsidiaries	(14,083)	(4,102)	—	—	18,185	0
Minority ownership loss	—	(193)	—	—	—	(193)
Stock-based compensation	—	6,206	—	—	—	6,206
Changes in operating assets and liabilities:
Settlement receivables	—	61,079	235	2,065	396	63,775
Other receivables, net	—	(3,078)	(19,658)	268	13,330	(9,138)
Prepaid and other assets	—	1,382	(28)	(32)	—	1,322
Settlement liabilities	—	(57,275)	396	(429)	(396)	(57,704)
Accounts payable	—	(1,463)	194	(173)	—	(1,442)
Accrued expenses	—	(21)	10,058	516	(10,945)	(392)

Net cash provided by operating activities	2,385	34,340	(799)	2,203	—	38,129

*	Eliminations include intercompany investments and management fees
(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, equipment and leasehold improvements	$—	$(2,980)	$(35)	$(10)	$—	$(3,025)
Purchase of other intangibles	—	(685)	(39)	(57)	—	(781)
Changes in restricted cash and cash equivalents	—	(22)	—	—	—	(22)
Investments in subsidiaries	280	(600)	—	—	320	—

Net cash used in investing activities	280	(4,287)	(74)	(67)	320	(3,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(10,500)	—	—	—	(10,500)
Debt issuance costs	—	(23)	—	—	—	(23)
Proceeds from exercise of stock options	972	—	—	—	—	972
Purchase of treasury stock	(3,637)	—	—	—	—	(3,637)
Minority capital contributions	—	—	—	—	400	400
Capital contributions	—	(280)	—	1,000	(720)	—

Net cash provided by (used in) financing activities	(2,665)	(10,803)	—	1,000	(320)	(12,788)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(1,083)	—	383	—	(700)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	18,167	(873)	3,519	—	20,813

CASH AND CASH EQUIVALENTS—Beginning of period	—	35,022	2,176	3,721	—	40,919

CASH AND CASH EQUIVALENTS—End of period	$—	$53,189	$1,303	$7,240	$—	$61,732

*	Eliminations include intercompany investments and management fees

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business which includes our business goals, key events occurring in the six months ended June 30, 2008 and certain trends, risks and challenges. We then discuss our results of operations for the three and six months ended June 2008 as compared to the same periods for 2007, respectively. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity needs and off-balance sheet arrangements. We conclude with a discussion of critical accounting policies and their impact on our unaudited condensed consolidated financial statements.
You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2007 Annual Report on Form 10-K (our 2007 10-K). When reviewing our MD&A, you should also refer to the description of our Critical Accounting Policies and Estimates in our 2007 10-K because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will”. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could adversely or positively affect our future results include: the future financial performance of the gaming industry, the behavior of financial markets, including fluctuations in interest rates; the impact of regulation and regulatory changes, investigative and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of our 2007 10-K and in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
Overview
We are a provider of cash access products and related services to the gaming industry in the United States and several international markets. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including ATM cash withdrawals, credit card cash advances, point-of-sale debit cash advances, check services and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments.
Commencing in the third quarter of 2006, we, through Arriva, began marketing a private-label revolving credit card aimed at consumers who perform cash advance transactions in gaming establishments. We announced on February 28, 2008 that we intended to exit Arriva. We have since began marketing Arriva for sale and accordingly, have classified the net assets of Arriva as available for sale on our condensed consolidated balance sheet for the period ended June 30, 2008 and have reclassified the operating results of Arriva to discontinued operations for all periods presented in the condensed consolidated statement of income for the three and six months ended June 30, 2008 and 2007, respectively.
On April 1, 2008, we completed the acquisition of Certegy Gaming Services (CGS), an enterprise providing cash access and check products and services to the gaming industry similar to GCA. On June 27, 2008, CGS was merged with and into GCA. The results of operations of CGS have been reflected in the applicable business segment financial information following this acquisition.

Key Events During the Three Months Ended June 30, 2008:
•	We completed the acquisition of Certegy Gaming Services effective April 1, 2008;
•	Two members of our Board of Directors, Karim Maskatiya and Robert Cucinotta, resigned;
•	Patrick Olson joined our Board of Directors and Miles Kilburn assumed the role of Chairman of the Board;
•	We announced the signing of an agreement and plan of merger, under which we intend to acquire the outstanding shares of Cash Systems, Inc.
Trends
Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We would identify the more material positive and negative trends affecting our business as the following:
•	The gaming sector in the United States continues to experience a decline in business as compared to the prior year;
•	We have identified a migration from credit card cash access transaction to ATM withdrawals by patrons of gaming establishments who use our services;
•	Gaming activity continues to expand internationally;
•	There continues to be a migration from the use of traditional paper checks and cash to electronic payments;
•	There has been an increase in regulatory and legislative activity regarding notice requirements associated with incidents involving the misappropriation of consumer data, causing participants in the financial service and other industries to devote additional efforts to maintaining the security of their data files.

Results of Operations
Three months ended June 30, 2008 compared to three months ended June 30, 2007
The following table presents our unaudited condensed consolidated results of operations for the three months and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	%	2008	2007	%
REVENUES:
Cash advance	$81,829	$79,702	3%	$155,218	$157,114	(1)%
ATM	71,036	61,093	16%	130,808	121,859	7%
Check services	10,835	7,492	45%	18,515	14,843	25%
Central Credit and other revenues	3,108	2,510	24%	5,752	5,158	12%

Total revenues	166,808	150,797	11%	310,293	298,974	4%

Cost of revenues (exclusive of depreciation and amortization)	(122,158)	(107,824)	13%	(225,532)	(213,559)	6%
Operating expenses	(20,812)	(16,456)	26%	(39,451)	(33,803)	17%
Amortization	(1,230)	(1,305)	(6)%	(2,592)	(2,587)	0%
Depreciation	(1,981)	(1,527)	30%	(3,837)	(2,957)	30%

OPERATING INCOME	20,627	23,685	(13)%	38,881	46,068	(16)%

INTEREST INCOME (EXPENSE), NET
Interest income	505	1,011	(50)%	1,447	1,898	(24)%
Interest expense	(7,556)	(9,710)	(22)%	(15,220)	(19,353)	(21)%

Total interest income (expense), net	(7,051)	(8,699)	(19)%	(13,773)	(17,455)	(21)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	13,576	14,986	(9)%	25,108	28,613	(12)%
INCOME TAX PROVISION	(5,160)	(5,742)	(10)%	(10,591)	(10,847)	(2)%

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY OWNERSHIP LOSS	8,416	9,244	(9)%	14,517	17,766	(18)%

MINORITY OWNERSHIP LOSS, NET OF TAX	40	59	(32)%	87	123	(29)%

INCOME FROM CONTINUING OPERATIONS	8,456	9,303	(9)%	14,604	17,889	(18)%

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	240	(735)	(133)%	(4,163)	(1,421)	193%

NET INCOME	$8,696	$8,568	1%	$10,441	$16,468	(37)%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$1.6	$1.6	0%	$3.1	$3.2	(3)%
ATM	$3.8	$3.4	12%	$7.1	$6.8	4%
Check warranty	$0.4	$0.3	33%	$0.7	$0.7	0%

Number of transactions completed (in millions):
Cash advance	3.0	2.9	3%	5.7	5.7	0%
ATM	21.1	17.2	23%	39.2	34.3	14%
Check warranty	1.6	1.3	23%	2.9	2.6	12%

Total Revenues
Total revenues increased by 11% and 4% during the three and six month ended June 30, 2008. Increases in revenue were driven by the integration of CGS effective April 1, 2008. These increases were offset by the cessation of cash advance services in the UK in September of 2007 driven by changes in the regulatory environment in that jurisdiction. Excluding the accounts acquired in the CGS acquisition, revenue declined by 5.2% and 4.2% in the three and six months ended June 30, 2008, respectively. We define same-store as revenue derived from a gaming property that was operating on GCA’s platform during the entire reference period excluding those revenues derived from CGS customers. The increase in revenue is further discussed on a product basis below:
Cash Advance Revenue. An increase in cash advance revenue of 3% in the three months in the period ended June 30, 2008 resulted from the integration of CGS’ operations as of April 1, 2008. The equivalent prior period for the three months ended June 30, 2007 did not include CGS activity. This increase was offset due to the cessation of the cash advance product in the UK beginning in September of 2007 as a result of complying with changing regulatory requirements in that jurisdiction, and a decline in the average face amount of cash advance transactions conducted by patrons to our gaming customers’ properties, resulting in a decline in the average revenue per cash advance transaction. Revenue declined 1% in the six month period ended June 30, 2008 compared to the equivalent prior period as the declines resulting in the cessation of the UK business and the decline in the average revenue per cash advance transaction were greater than the revenue contributed by the integration of CGS effective April 1, 2008.
ATM Revenue. An increase in ATM revenue resulted from the integration of CGS’ operations as of April 1, 2008. The equivalent prior periods for the three and six months ended June 30, 2008 did not include CGS activity. An increase in the number of transactions by 3.9 million was partially offset by the decrease in the average revenue per ATM transaction.
Check Services Revenue. An increase in check services revenue resulted from the integration of CGS’ operations as of April 1, 2008. The equivalent prior periods for the three and six months ended June 30, 2008 did not include CGS activity. An increase in the revenue per check warranty transaction of $0.93 compounded by an increase in the number of check warranty transactions resulted in an overall increase in check service revenue.
Overall, revenue is expected to increase for the remaining quarters of 2008 as compared to the same period of 2007 due to the integration of the CGS acquisition offset by declines in transactions and average revenue per transaction at properties in place during 2008.
Costs and Expenses
Cost of Revenue, exclusive of depreciation and amortization, increased by 13% and 6% during the three and six months ended June 30, 2008, respectively, compared to the equivalent prior periods. These increases were greater than the rate of revenue increase during the same periods resulting in a lower gross margin percentage in the current year periods compared to the prior year periods. This gross margin percentage deterioration is primarily related to the integration of CGS which had gross margin percentage in their customer base significantly below those of GCA.
Overall, cost of revenue, exclusive of depreciation and amortization, as a percentage of revenues is expected to increase for the remaining quarters of 2008, as compared to the same period of 2007, due to the integration of CGS.
Operating expenses increased by 26% and 17% during the three and six months ended June 30, 2008, respectively. The primary driver of the increase in operating expenses is due to the integration of CGS. As a result of the integration, we incurred various costs associated with migration of CGS’ customers to our operating platform, increased our booth employee count significantly, and increased our ATM operating costs in order to service those ATMs migrated to our service platform. We also incurred a significant increase in legal costs as compared to the prior year periods driven primarily by the incurrence of costs associated with management of the derivative and class action suits brought against the Company.

Depreciation and Amortization increased by 13% and 16% for the three and six months ended June 30, 2008, respectively. This increase is due primarily to the increase in assets purchased and placed in service partially offset by the cessation of amortization of GCA customer contracts that had become fully amortized and the increase in amortization resulting from the addition of identifiable intangibles resulting from the allocation of the purchase price of the CGS acquisition.
Operating income decreased by 13% and 16% for the three and six months ended June 30, 2008, respectively, due to those factors discussed above.
Interest Income (Expense), Net decreased by 19% and 21% for the three and six months ended June 30, 2008 due to a decrease in interest income primarily resulting from significantly lower interest rates earned on invested cash balances during the quarter and year to date periods. The decrease in interest income was more than offset by a decrease in interest expense also due to significantly lower interest rates compared to the prior period moderated by higher average outstanding borrowings and a higher average draw on the Bank of America Treasury Services Agreement. The average balances drawn on this agreement were $324 million and $289 million for the three and six months ended June 30, 2008, respectively.
Income from continuing operations before income tax provision and minority ownership loss decreased by 9% and 12% during the three and six months ended June 30, 2008, respectively, due primarily to the factors described above.
Income Tax. The provision for income tax reflected an effective income tax rate of approximately 38% for the three months ended June 30, 2008, which is a comparable effective tax rate to the prior year. The effective income tax rate for the six months ended June 30, 2008 was approximately 42%, an increase from the approximate 38% observed in the equivalent six month period ended in the prior year. In the first quarter of 2008, the expiration of certain stock options that had been previously expensed for book purposes but not for tax purposes had the impact of increasing our effective tax rate by 6%, resulting in an effective tax rate of approximately 47%. No such expiration of certain stock options occurred in the second quarter of 2008 or in the same six month period of 2007.
Income from continuing operations before minority ownership loss decreased by 9% in the three months ended June 30, 2008 and decreased 18% in the six month period ended June 30, 2008 due primarily to the factors described above.
Minority Ownership Loss, Net of Tax. Minority ownership loss, net of tax attributable to Innovative Funds Transfer, LLC (“IFT”) decreased by $19 thousand or 32%.
Loss from Discontinued Operations, Net of Tax. Net income from discontinued operations increased by $1.0 million or 133% due to the decreased cost of revenue for Arriva, exclusive of depreciation and amortization primarily driven by a decrease in the recognition of bad debt expense as the valuation of the receivables portfolio was adjusted in the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Information about our financial position as of June 30, 2008 and December 31, 2007 is presented below:

	June 30,	December 31,	%
(in thousands)	2008	2007	Change

Cash and cash equivalents	$98,094	$71,063	38%
Borrowings	295,250	263,480	12%
Stockholders’ equity	144,542	138,296	5%
Cash Resources
Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures. Cash and cash equivalents at June 30, 2008 included cash in non-U.S. jurisdictions of approximately $9.6 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside but are subject to taxation in the U.S. upon repatriation. We expect that the amount of cash resident in these jurisdictions will increase over the remainder of the year.
We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions, and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in settlement receivables. As of June 30, 2008, approximately $48.5 million was due to us, and we received these funds in early July 2008. As of June 30, 2008, we had approximately $77.8 million in settlement liabilities due to our customers for these settlement services.
Due to the timing differences between receipt of settlement receivables and payments to customers for settlement liabilities our actual net cash position available for other corporate purposes is determined as the sum of the cash on hand and our settlement receivables minus our settlement liabilities.

Sources and Uses of Cash
The following table sets forth a summary of our cash flow activity for the six month period ended June 30, 2008 and 2006 and should be read in conjunction with our unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,	June 30,
	2008	2007

Net cash provided by operating activities	$32,948	$38,129
Net cash used in investing activities	(28,663)	(3,828)
Net cash provided by (used in) financing activities	22,370	(12,788)
Net effect of exchange rate changes on cash and cash equivalents	376	(700)

Net increase in cash and cash equivalents	27,031	20,813

Cash and cash equivalents, beginning of period	71,063	40,919

Cash and cash equivalents, end of period	$98,094	$61,732

Our current priorities for the use of our cash are:
•	Investment in projects intended to increase our product delivery and operational effectiveness, enhance our product suite and the security and redundancy of our systems; and

•	Funding our liquidity needs.
We have no present intention of using our available funds to pay cash dividends.
Operating Activities
Our primary source of operating cash flow is the profits we generate from our business. Operating cash outflows include payments to customers in the form of commissions, payment of network and association fees, payments to vendors for processing and telecommunication services, consulting services and supplies. We also pay salaries and benefits to our employees.
While we recognize a provision for income tax expense, we generally are not in a position to pay cash income taxes due to the deductibility of certain costs for income tax purposes that reduces our taxable income for income tax purposes to de minimis amounts.
Cash flows provided by operations decreased by $5.2 million during the six months ended June 30, 2008 as compared to the same period in 2007.
Investing Activities
Cash used in our investing activities generally reflects the acquisition of assets. During the six months ended June 30, 2008, we acquired CGS, net of cash for $24.8 million, we spent approximately $4.7 million on capital expenditures as compared to $3.0 million for the same period in 2007. This increase reflects the ongoing investment we are making in the devices that are deployed at existing and new customers which are used by patrons to conduct cash access services. The significant increase in cash used in investing activities relates to the acquisition of CGS.
Financing Activities
We receive funds from the exercise of stock options and through borrowings under our bank lines. We disburse funds if we repurchase shares of our common stock or repay debt. During the six months ended June 30, 2008, we paid down the revolving line of credit using cash generated from operations.

Deferred Tax Asset
At June 30, 2008, we had a net deferred income tax asset of $169.1 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of Acquired Goodwill of approximately $686 million, which is recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $45.7 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.0%, this results in tax payments being approximately $16.5 million less than the provision for income taxes shown on the income statement for financial accounting purposes. This is an expected aggregate of $178.4 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion.
Other Liquidity Needs and Resources
Bank of America Amended Treasury Services Agreement. We obtain currency to meet the normal operating requirements of our domestic ATMs and automated cashier machines (“ACM”) pursuant to the Amendment of Treasury Services Agreement with Bank of America, N.A. Under this agreement, all currency supplied by Bank of America, N.A. remains the sole property of Bank of America, N.A. at all times until it is dispensed, at which time Bank of America, N.A. obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At June 30, 2008, the total currency obtained from Bank of America, N.A. pursuant to this agreement was $256.9 million. Because Bank of America, N.A. obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America, N.A. for cash usage pursuant to the Amendment of the Treasury Services Agreement are reflected as interest expense in our financial statements.
On March 13, 2008, GCA entered into an Agreement to Amend the Amendment of Treasury Services Agreement with Bank of America, N.A. that increased the limit on the aggregate allowed currency that Bank of America would provide to the Company from $360 million to $410 million. All other terms and conditions of the Amendment to the Treasury Services Agreement remain in full force and effect.
Pursuant to the terms of our agreement with IGT, we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of June 30, 2008, we had invested a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.
Senior Secured Credit Facility— As of June 30, 2008, we had $3.5 million in standby letters of credit issued and outstanding as collateral on surety bonds for certain licenses held related to our Nevada check cashing licenses.
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
We partially adopted SFAS No. 157 as of January 1, 2008, which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. Pursuant to the provisions of SFAS No. 157, the Company estimated the fair value of the Arriva net assets as of June 30, 2008 based on preliminary offers the Company had received in connection with its marketing efforts as well as through the application of a net present value methodology. The Company recorded a pre-tax charge of $5.5 million to reduce the net assets of the Arriva business to their estimated fair value at June 30, 2008.
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
Bank of America, N.A. supplies us with currency needed for normal operating requirements of our domestic ATMs and ACMs pursuant to the Amendment of the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR increases. As of June 30, 2008, the rate in effect, inclusive of the 25 basis points margin, was 2.8% and the currency supplied by Bank of America, N.A. pursuant to this agreement was $256.9 million. Based upon the average outstanding amount of currency to be supplied by Bank of America, N.A. pursuant to this agreement during the first six months of 2008, which was $289.5 million, each 1% increase in the applicable LIBOR would have a $2.9 million impact on income before taxes and minority ownership loss over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. At June 30, 2008, the weighted average interest rate, inclusive of the applicable margin of 137.5 basis points, was 3.86%. Based upon the outstanding balance on the senior secured credit facility of $142.5 million on June 30, 2008, each 1% increase in the applicable LIBOR would add an additional $1.4 million of interest expense over a 12-month period.

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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. On February 8, 2008, an additional derivative action was filed by a separate stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, insider trading and waste of corporate assets. On May 5, 2008, the foregoing actions were consolidated and an amended complaint was filed that continues to pursue only state law claims but not violations of Sections 10(b) or 20(a) of the Securities Exchange Act of 1934, as amended. The consolidated action seeks, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholders including attorneys’ fees. On June 19, 2008, the Company moved to dismiss the consolidated complaint for failure to make a pre-suit demand on its board of directors. The individual defendants also moved to dismiss the consolidated complaint for failure to state a claim. Both motions are still pending. The Company has indemnification agreements with each of the individual defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such individuals from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action.
On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our former directors, our former chief executive officer, M&C International, Summit Partners, L.P., Goldman Sachs & Co., Inc., and J.P. Morgan Securities, Inc, alleging violation of Sections 11, 12(a)(2) and 15 the Securities Act of 1933. The action includes claims for, among other things, damages and rescission. On June 6, 2008, the Company and certain other defendants moved to transfer the action to the United States District Court, District of Nevada, where the related derivative litigation is pending. The motion has been fully briefed, and a decision is still pending. On June 10, 2008, an additional class action was filed by a separate stockholder in the United States District Court, Southern District of New York, against the Company, its wholly-owned subsidiary, certain of our former directors, our former chief executive officer, our former chief financial officer and certain other parties alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The action includes claims for, among other things, damages. On June 26, 2008, the foregoing actions were consolidated, and the Court appointed a lead plaintiff and lead counsel. The Company has indemnification agreements with each of the other defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such defendants from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however the Company believes it has meritorious defenses and will vigorously defend this action.
We are threatened with or named as a defendant in various lawsuits arising in the ordinary course of business, such as personal injury claims and employment-related claims as well being threatened or named as a defendant in lawsuits arising in the ordinary course of business and assumed as a result of the acquisition of CGS and for which we have indemnification rights. It is not possible to determine the ultimate disposition of these matters; however, we are of the opinion that the final resolution of any such threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flows, results of operations or financial position.

ITEM 1A. RISK FACTORS
A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to those factors in the three and six months ended June 30, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

					Total Number of Shares		Maximum Approximate Dollar
	Total Number of Shares				Purchased as Part of		Value of Shares that May Yet Be
	Purchased or		Average Price per Share		Publicly Announced Plans		Purchased Under the Plans or
	Withheld		Purchased or Withheld		or Programs		Programs
4/1/08 - 4/30/08	—	(1)	—	(3)	—	(1)	— (5)
	2,709	(2)	$6.50	(4)	2,709	(2)
5/1/08 - 5/31/08	—	(1)	—	(3)	—	(1)	— (5)
	3,038	(2)	5.93	(4)	3,038	(2)
6/1/08 - 6/30/08	—	(1)	—	(3)	—	(1)	— (5)
	2,501	(2)	7.15	(4)	2,501	(2)
Subtotals	0	(1)	—	(3)	0	(1)
	8,248	(2)	—	(4)	8,248	(2)
Total	8,248		0.00		8,248

(1)	Represents shares of common stock that we repurchased in open market transactions pursuant to the Rule 10b-18 share buyback program that we publicly announced on February 8, 2007. Our board of directors authorized the repurchase up to $50 million worth of common stock. The share buyback program did not obligate us to repurchase any specific number of shares and could have been suspended or terminated at any time. The repurchase of the full $50 million authorized was completed during the six months ended June 30, 2008.

(2)	Represents shares of common stock that were withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

(3)	Represents the average price per share of shares repurchased pursuant to the Rule 10b-18 share buyback program.

(4)	Represents the average price per share of shares withheld from restricted stock awards on the date of withholding.

(5)	Represents the maximum approximate dollar value of shares that may yet be purchased pursuant to the Rule 10b-18 share buyback program at the end of the stated period. There is no limitation on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our annual meeting of stockholders at on May 1, 2008. Of the 76,990,116 shares outstanding as of the record date, 64,497,031 shares were present or represented by proxy at the meeting. At the meeting, the following persons were elected by the following vote as Class III directors to serve until the 2011 annual meeting of stockholders or until their successors are duly elected or appointed:

	Votes For	Votes Withheld
Karim Maskatiya*	63,155,177	1,341,854
Walter G. Kortschak	62,531,343	1,965,688
Fred C. Enlow	64,017,252	479,779

*	Mr. Maskatiya resigned on May 8, 2008.
In addition, at the meeting, the stockholders ratified by the following vote the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2008:

Votes
For	54,634,197
Against	9,862,834
Abstain	0

ITEM 6. EXHIBITS

Exhibit No.		Description.
2.1	(1)	Agreement and Plan of Merger, dated as of June 13, 2008, by and among Global Cash Access, Inc., Cash Systems, Inc. and Card Acquisition Subsidiary, Inc.

31.1	*	Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 15, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 15, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Scott Betts, Chief Executive Officer and Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 15, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 15, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed June 19, 2008.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 15, 2008
(Date)	GLOBAL CASH ACCESS HOLDINGS, INC.
(Registrant)
	By:	/s/ George Gresham
George Gresham
Chief Financial Officer (For the Registrant and as Principal Financial Officer and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description.

2.1	(1)	Agreement and Plan of Merger, dated as of June 13, 2008, by and among Global Cash Access, Inc., Cash Systems, Inc. and Card Acquisition Subsidiary, Inc.

31.1	*
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

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed June 19, 2008.

*	Filed herewith