Form 10-Q
period 2008-09-30
Global Cash Access Holdings, Inc.
filed 2008-11-05
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of October 31, 2008, there were 82,971,972 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS

Cash and cash equivalents	$59,393	$71,063
Restricted cash and cash equivalents	386	1,380
Settlement receivables	41,833	61,066
Receivables other, net	25,238	14,424
Prepaid and other assets	11,605	6,905
Assets held for sale	2,343	12,180
Property, equipment and leasehold improvements, net	26,497	23,516
Goodwill, net	187,367	156,889
Other intangibles, net	37,319	13,652
Deferred income taxes, net	163,757	177,227

Total assets	$555,738	$538,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$48,957	$93,727
Accounts payable	34,294	22,402
Accrued expenses	21,441	20,262
Borrowings	296,000	263,480

Total liabilities	400,692	399,871

COMMITMENTS AND CONTINGENCIES (Note 6)

MINORITY INTEREST	—	135

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 500,000 shares authorized and 82,972 and 82,981 shares issued at September 30, 2008 and December 31, 2007, respectively	83	83
Preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Additional paid in capital	169,759	163,070
Retained earnings	33,105	14,103
Accumulated other comprehensive income	2,301	2,708
Treasury stock, at cost, 6,010 and 4,563 shares at September 30, 2008 and December 31, 2007, respectively.	(50,202)	(41,668)

Total stockholders’ equity	155,046	138,296

Total liabilities and stockholders’ equity	$555,738	$538,302

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per share)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES:
Cash advance	$89,102	$82,898	$244,320	$240,012
ATM	79,863	62,237	210,670	184,096
Check services	12,962	8,154	31,479	22,996
Central Credit and other revenues	3,132	2,473	8,883	7,632

Total revenues	185,059	155,762	495,352	454,736

Cost of revenues (exclusive of depreciation and amortization)	(136,694)	(113,115)	(362,226)	(326,674)
Operating expenses	(22,229)	(20,660)	(61,681)	(54,464)
Amortization	(1,955)	(1,358)	(4,546)	(3,945)
Depreciation	(2,865)	(1,602)	(6,702)	(4,558)

OPERATING INCOME	21,316	19,027	60,197	65,095

INTEREST INCOME (EXPENSE), NET
Interest income	287	1,007	1,735	2,905
Interest expense	(7,814)	(9,532)	(23,034)	(28,884)

Total interest income (expense), net	(7,527)	(8,525)	(21,299)	(25,979)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	13,789	10,502	38,898	39,116

INCOME TAX PROVISION	(5,385)	(4,069)	(15,976)	(14,931)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY OWNERSHIP LOSS	8,404	6,433	22,922	24,185

MINORITY OWNERSHIP LOSS, NET OF TAX	—	65	86	188

INCOME FROM CONTINUING OPERATIONS	8,404	6,498	23,008	24,373

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	156	(1,175)	(4,006)	(2,582)

NET INCOME	8,560	5,323	19,002	21,791

Foreign currency translation, net of tax	(346)	508	(407)	1,040

COMPREHENSIVE INCOME	$8,214	$5,831	$18,595	$22,831

Basic net income per share of common stock
Continuing operations	$0.11	$0.08	$0.30	$0.30

Discontinued operations	$—	$(0.01)	$(0.05)	$(0.03)

Basic net income per share of common stock	$0.11	$0.07	$0.25	$0.27

Diluted net income per share of common stock
Continuing operations	$0.11	$0.08	$0.30	$0.30

Discontinued operations	$—	$(0.01)	$(0.05)	$(0.03)

Diluted net income per share of common stock	$0.11	$0.07	$0.25	$0.27

Weighted average number of common shares outstanding

Basic	76,723	81,484	76,801	81,667

Diluted	76,724	81,705	76,801	81,967

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,002	$21,791
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	729	729
Amortization of intangibles	4,546	4,084
Depreciation	6,702	4,561
Loss on sale of or disposal of assets	—	139
Provision for bad debts	14,198	5,806
Deferred income taxes	13,483	12,482
Minority ownership loss	(135)	(294)
Stock-based compensation	6,690	12,467
Changes in operating assets and liabilities:
Settlement receivables	29,202	21,386
Receivables other, net	(9,234)	(12,597)
Prepaid and other assets	(926)	629
Settlement liabilities	(60,602)	(12,436)
Accounts payable	8,660	(747)
Accrued expenses	(7,258)	265

Net cash provided by operating activities	25,057	58,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Certegy Gaming Acquisition, net of cash	(24,819)	—
Cash Systems, Inc. Acquisition, net of cash	(29,916)	—
Purchase of property, equipment and leasehold improvements	(7,405)	(8,289)
Purchase of other intangibles	(131)	(1,348)
Changes in restricted cash and cash equivalents	994	(26)

Net cash used in investing activities	(61,277)	(9,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	121,000	—
Repayments under credit facility	(88,480)	(10,750)
Debt issuance costs	—	(23)
Proceeds from exercise of stock options	—	1,201
Purchase of treasury stock	(9,462)	(16,843)
Minority capital contributions	—	400

Net cash provided by (used in) financing activities	23,058	(26,015)

(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$1,492	$(742)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,670)	21,845

CASH AND CASH EQUIVALENTS—Beginning of period	71,063	40,919

CASH AND CASH EQUIVALENTS—End of period	$59,393	$62,764

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$25,371	$31,459

Cash paid for income taxes, net of refunds	$575	$1,381

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BUSINESS AND BASIS OF PRESENTATION
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
GCA is a financial services company that provides cash access products and services to the gaming industry. The Company’s cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash advances, point-of-sale debit card cash advances, automated teller machine (“ATM”) withdrawals, check cashing transactions and money transfers. These services are provided to patrons at gaming establishments directly by the Company or through one of its consolidated subsidiaries. GCA’s subsidiaries are: Cash Systems, Inc. (a Delaware corporation), Cash Systems, Inc. (a Minnesota corporation), Global Cash Access (Canada) Inc. (formerly known as CashCall Systems Inc.) (“GCA Canada”), Global Cash Access (UK) Ltd. (“GCA UK”), Global Cash Access (BVI), Inc. (“BVI”), Arriva Card, Inc. (“Arriva”), Global Cash Access Switzerland A.G. (“GCA Switzerland”), Global Cash Access (Belgium), S.A. (“GCA Belgium”), Innovative Funds Transfer, LLC (“IFT”), Global Cash Access (HK) Ltd. (“GCA HK”), GCA (Macau), S.A. (“GCA Macau”), Global Cash Access (South Africa) (Pty.) Ltd. (“GCA SA”), Global Cash Access (Panama), Inc., Game Financial Caribbean, N.V. and Global Cash Access (Belize), Limited (“GCA Belize”).
The Company also owns and operates a credit reporting agency for the gaming industry through a wholly-owned subsidiary, Central Credit, LLC (“Central”), and provides credit-information services and credit-reporting history on gaming patrons to various gaming establishments. Central operates in both international and domestic gaming markets.
Commencing in the third quarter of 2006, the Company, through Arriva, began marketing a credit card aimed at consumers who perform cash advance transactions in gaming establishments. On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. The Company has since actively marketed the Arriva business for sale. The assets associated with the Company’s Arriva operations have been segregated and reported as held for sale in the accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, and the results of operations for the Arriva line of business have been classified to discontinued operations for the three and nine months ended September 30, 2008 and 2007. See further discussion in Note 11.
Basis of Presentation— The unaudited condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year.
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
Use of Estimates—We have made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. Our actual results may differ from these estimates. The significant accounting estimates incorporated into our condensed consolidated financial statements include:
•	the estimated reserve for warranty expense associated with our check warranty receivables,

•	the valuation and recognition of share-based compensation,

•	the estimated useful lives for depreciable and amortizable assets,

•	the valuation allowance on our deferred tax asset,

•	the expected loss on discontinuation of Arriva,

•	the estimated reserve for bad debts on Arriva receivables purchased from CIT Bank

•	the estimated cash flows in assessing the recoverability of long-lived assets, and

•	the estimated fair value of assets acquired and liabilities assumed in a business combination.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation— The unaudited condensed consolidated financial statements presented for the three and nine months ended September 30, 2008 and 2007 and as of September 30, 2008 and December 31, 2007 include the accounts of Global Cash Access Holdings, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Earnings Applicable to Common Stock— In accordance with the provisions of Statement of Financial Accounting Standards (''SFAS’’) No. 128, Earnings per Share (“SFAS No. 128”), basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of potential common stock, which consists of non-vested shares of restricted stock outstanding and assumed stock option exercises. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding - basic	76,723	81,484	76,801	81,667
Potential dilution from equity grants (1)(2)	1	221	—	300

Weighted average common shares outstanding - diluted	76,724	81,705	76,801	81,967

(1)-	The potential dilution excludes the weighted average effect of stock options to acquire 7,793,310 and 3,906,006 shares and 7,793,310 and 3,886,007 shares of common stock for the three and nine months ended September 30, 2008 and September 30, 2007, respectively, as the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.

(2)-	The potential dilution excludes the weighted average effect of shares of time-based restricted stock of 299,608 and 928,709 shares and 299,581 and 282,933 shares for the three and nine months ended September 30, 2008 and September 30, 2007, respectively, as the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.

Central Credit Check Warranty Receivables—In the check services transactions provided by the Company, the Company warrants check cashing transactions performed at gaming establishments. If a gaming establishment accepts a payroll or personal check from a patron that we warrant, the Company is obligated to reimburse the gaming establishment for the full face value of any dishonored checks. All amounts paid out to the gaming establishment related to these items result in a warranty receivable from the patron. This amount is recorded in other receivables, net on the unaudited condensed consolidated balance sheets. On a monthly basis, the Company evaluates the collectability of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the condensed consolidated statements of income. The Company’s policy is to write off all warranty receivables that are older than one year in age.

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions	Period
Three months ended September 30, 2008	$9,655	$3,610	$(3,089)	$10,176

Nine months ended September 30, 2008	7,422	$9,101	$(6,347)	$10,176
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
As of September 30, 2008, the Company maintained as held for sale, a portfolio of revolving credit receivables. These receivables represented the primary asset of Arriva. As discussed in Note 11, these receivables were adjusted to fair value using the expected net present value of future discounted cash flows, a Level 3 input in the hierarchical framework. As a result of this assessment, the Company recorded a pretax valuation adjustment as a charge to income of $0 and $5.5 million for the three and nine months ended September 30, 2008, respectively.
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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment to ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires noncontrolling interests (i.e. minority interests) to be reported as a component of equity on the balance sheet, to include all earnings of a consolidated subsidiary in consolidated results of operations and to treat all transactions between an entity and noncontrolling interest as equity transactions between the parties. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim period within those fiscal years. SFAS No. 160 is not expected to have a material impact on GCA’s results of operations, financial position or cash flows.
3.	ACQUISITIONS
The Company accounts for business combinations and associated acquired intangible assets in accordance with Statement of Financial Accounting Standards No. 141 “Accounting for Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142 “Accounting for Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the assets acquired and liabilities assumed be recorded at their estimated fair values.
GCA completed its acquisition of Cash Systems, Inc. (“CSI”) in August 2008, in which 100 percent of the issued and outstanding common shares of CSI were converted into the right to receive cash in the amount of $0.50 per share. In connection with the acquisition, GCA provided CSI with funds to repay all of its outstanding convertible promissory notes. The amounts provided by GCA to repay all of the outstanding convertible promissory notes and convert each of the outstanding shares into the right to receive $0.50 was approximately $29.9 million. The results of CSI’s operations have been included in the unaudited condensed consolidated financial statements for the period ended September 30, 2008 from the date of acquisition. GCA’s acquisition was conducted in order to increase transactional volumes over a relatively fixed cost structure.
The following table summarizes the preliminary estimated fair values, which are subject to change, of the assets acquired and the liabilities assumed at the date of acquisition for CSI, August 1, 2008 (in thousands):

Net working capital (excluding cash)	$278
Property, plant and equipment	808
Intangible assets	15,556
Goodwill	13,836
Less: assumed liabilities	(562)

Net assets acquired (excluding cash)	$29,916

GCA is in the process of finalizing its preliminary estimates of the fair values of the assets acquired and liabilities assumed and accordingly, those preliminary estimates are subject to change.
In connection with the acquisition of CSI, the Company has preliminarily assigned $15.6 million of the purchase price to intangible assets, of which $13.2 million were assigned to Customer Contracts. These intangible assets are being amortized on an accelerated basis over their estimated useful lives of approximately nine years as illustrated below.
The following table shows the estimated annual amortization of the Customer Contracts (in thousands):

	Amount	2008	2009	2010	2011	2012	Thereafter
Customer contracts	$13,200	$1,155	$2,508	$1,933	$1,655	$1,541	$4,408
Other intangibles acquired include $2.4 million of computer software with estimated useful lives of three to five years. The purchase price allocation is preliminary and subject to change. Changes to the fair value of acquired intangible assets could impact amortization expenses in future periods.
GCA also completed its acquisition of Certegy Gaming Services, Inc. “(CGS”) in April 2008, in which 100 percent of the outstanding common shares of CGS were acquired for a purchase price net of cash net of $24.8 million. The results of CGS’s operations have been included in the unaudited condensed consolidated financial statements for the period ended September 30, 2008, from the date of acquisition.

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for CGS, April 1, 2008 (in thousands):

Net working capital (excluding cash)	$(6,554)
Property, plant and equipment	1,922
Intangible assets	12,382
Goodwill	17,069

Net assets acquired (excluding cash)	$24,819

In connection with the acquisition of CGS, the Company acquired $12.4 million of intangible assets, of which $12.1 million were assigned to Customer Contracts. These intangible assets are being amortized on an accelerated basis over their estimated useful lives of approximately as illustrated below.
The following table shows the amortization of the Customer Contracts (in thousands):

	Amount	2008	2009	2010	2011	2012	Thereafter
Customer contracts	$12,100	$1,906	$2,105	$1,622	$1,523	$1,320	$3,624
Other intangibles acquired include $0.3 million with estimated useful lives of three years.
The following table presents our unaudited pro forma results of operations of the Company as though the aggregated acquisitions of CSI and CGS occurred as of the beginning of the periods being reported. The unaudited pro forma financial information is for informational purposes only and does not purport to present what our results would actually have been had these transactions actually occurred on the dates presented or to project our results of operations for any future period.
Unaudited Pro Forma Information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007

Revenue	$195,372	$207,992	$520,524	$608,594
Income (loss) from continuing operations	$7,279	$(2,116)	$17,092	$7,332
Net income (loss)	$7,435	$(3,291)	$11,721	$4,750

Net income (loss) per common share:
Basic	$0.10	$(0.04)	$0.15	$0.06
Diluted	$0.10	$(0.04)	$0.15	$0.06

Weighted average shares outstanding:
Basic	76,723	81,484	76,801	81,667
Diluted	76,724	81,484	76,801	81,967
4.	ATM FUNDING AGREEMENTS
Bank of America Amended Treasury Services Agreement—On March 13, 2008, the Company entered into an Amendment of the Treasury Services Agreement (“Bank of America ATM Funding Agreement”) with Bank of America, N.A. (“Bank of America”) that allowed for the Company to utilize up to $410 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for all the Company’s ATMs. The amount provided by Bank of America can be increased above $410 million at the option of Bank of America. For use of these funds, GCA pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR plus 25 basis points. For the three and nine months ended September 30, 2008 and 2007, $2.6 million and $4.0 million, and $7.2 million and $12.0 million, respectively, of cash usage fees have been included in interest expense in the accompanying condensed consolidated statements of income. At September 30, 2008, the outstanding balance of ATM cash utilized by GCA was $300.4 million and the cash usage interest rate in effect was 3.2%.
Site Funded ATMs—GCA operates some ATMs at customer locations where the customer provides the cash required for ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability is included within settlement liabilities in the accompanying balance sheets and was $29.1 million and $58.1 million as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, GCA operated 1,231 and 944 devices (ATMs and redemption kiosks), respectively, that were site funded.

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
A summary of award activity under the Company’s stock option plans as of September 30, 2008 and changes during the three and nine month periods then ended is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Life	Aggregate
	Options	Prices	Remaining	Intrinsic Value
				(in thousands)

Outstanding — December 31, 2007	4,878,371	$12.58	7.7 years	$30,560

Granted	4,115,000	6.76
Exercised	—	—
Forfeited	(714,068)	9.11

Outstanding — March 31, 2008	8,279,303	$10.00	8.7 years	$40,510

Granted	166,500	5.97
Exercised	—	—
Forfeited	(71,607)	8.02

Outstanding — June 30, 2008	8,374,196	$9.99	8.5 years	$40,738

Granted	200,000	6.08
Exercised	—	—
Forfeited	(165,210)	6.96

Outstanding — September 30, 2008	8,408,986	$9.90	8.3 years	$—

Exercisable — September 30, 2008	2,736,292	$13.98	6.5 years	$—

The fair values of options granted are determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008	2007
Risk-free interest rate	2.9%	4.2%
Expected life of options (in years)	6.3	6.3
Expected volatility of GCA’s stock price	46.2%	33.6%
Expected dividend yield	0%	0%
The Company granted stock options to acquire 0.2 million and 4.5 million shares of common stock during the three and nine months ended September 30, 2008, respectively, During the three and nine months ended September 30, 2008, the Company received no proceeds as there were no stock options exercised. During the three and nine months ended September 30, 2008, we recorded $1.8 million and $5.2 million in non-cash compensation expense related to options granted that are expected to vest. As of September 30, 2008, there was $16.6 million in unrecognized compensation expense related to options expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.1 years.

Restricted Stock— The Company began granting restricted stock to employees in the first quarter of 2006. The vesting provisions are similar to those applicable to stock options. Because these restricted shares were issued primarily to employees of the Company, some of the shares issued will be withheld by the Company to satisfy the minimum statutory tax withholding requirements applicable to the restricted stock grants. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced and the number of shares included within treasury stock is increased by the amount of shares withheld. During the three and nine months ended September 30, 2008, the Company withheld 10,200 and 49,100 shares of restricted stock, respectively, from employees with a cumulative vesting commencement date fair value of $0.1 million and $0.3 million, respectively. These amounts have been included a part of the total treasury stock repurchased during the period. Prior to the vesting, the restricted stock has rights to the dividends declared and voting rights; therefore, they are considered issued and outstanding.
A summary of all non-vested share awards for the Company’s time-based restricted shares as of September 30, 2008 is as follows:

Shares
Outstanding
Balance — December 31, 2007	396,784

Granted	5,500
Vested	(97,741)
Canceled	(892)

Balance — March 31, 2008	303,651

Granted	—
Vested	(26,491)
Canceled	(7,633)

Balance — June 30, 2008	269,527

Granted	—
Vested	(34,312)
Canceled	(6,252)

Balance — September 30, 2008	228,963

There were 34,300 and 158,500 time-based restricted shares vested during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2008, we recorded $0.5 million and $1.4 million, respectively, in non-cash compensation expense related to the restricted stock granted that is expected to vest. As of September 30, 2008, there was $3.6 million in unrecognized compensation expense related to time-based restricted shares expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.0 years.
6.	COMMITMENTS AND CONTINGENCIES
Litigation Claims and Assessments
Derivative Action — On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 8, 2008, an additional derivative action was filed by a separate stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, insider trading and waste of corporate assets. On May 5, 2008, the foregoing actions were consolidated and an amended complaint was filed that continues to pursue only state law claims but not violations of Sections 10(b) or 20(a) of the Exchange Act. Following the

filing motions to dismiss by the defendants, a second amended complaint was filed. The second amended complaint alleges essentially the same legal claims as the former complaints and seeks, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholders including attorneys’ fees. The Company has indemnification agreements with each of the individual defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such individuals from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action.
Class Action — On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our former directors, our former chief executive officer, M&C International, Summit Partners, L.P., and certain underwriters of two prior stock offerings to the public. On June 10, 2008, an additional class action was filed, naming essentially the same defendants and stating similar claims. On June 26, 2008, the foregoing actions were consolidated in New York, and the court appointed a lead plaintiff and lead counsel. In August 2008, the lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint names as additional defendants our former chief financial officer, certain current and former directors, certain other parties and purports to allege violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, (the “Securities Act”). The plaintiffs seek, among other things, damages and rescission. The Company and certain other defendants moved to transfer the action to the United States District Court, District of Nevada, where the relative derivative litigation is pending. In September 2008, the motion was granted. Defendants have moved to have the class action claims and the derivative action consolidated for pretrial purposes. The motion is pending. The defendants are in the process of responding to the consolidated amended complaint.
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
Commissions Liability — As a result of inquiries made during the internal investigation announced on November 14, 2007, the Company reviewed and considered the application of contract clauses relating to the calculation of commissions payable to certain of the Company’s customers in connection with certain types of transactions. In reviewing the commission computation provisions of the customer contracts, the Company identified a number of customer contracts during the period 2005 to 2007 that contain commission computation provisions that may be subject to varying interpretations. While the Company does believe that commissions have been computed and paid in accordance with our business understanding with the relevant customers, we believe that it is probable that there will be disputes between us and the relevant customers regarding the amounts actually paid. In the third quarter of 2007, we recorded a liability of $2.9 million for additional commission expense to resolve any commission calculation disputes with the relevant customers. During the three and nine months ended September 30, 2008, we paid $0.6 million and $0.8 million to certain customers in full satisfaction of amounts due and continue to negotiate with other affected customers to resolve the remaining disputes. At September 30, 2008, the liability for commission disputes was $2.1 million.
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

Commitments
USA Payments Processing Commitments. The Company obtains transaction processing services pursuant to the Amended and Restated Agreement for Electronic Payment Processing from USA Payments, a company controlled by Karim Maskatiya and Robert Cucinotta, the principals of M&C International (“M&C”), both of whom were members of our Board of Directors, and whom resigned on May 7, 2008 and May 20, 2008, respectively. Under terms of this agreement, GCA is obligated to pay USA Payments $2.3 million annually in fixed monthly processing fees and minimum annual transaction volume fees through the termination of this agreement in March 2014.
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
Innovative Funds Transfer, LLC Required Capital Investment. Pursuant to the terms of our agreement with International Game Technology (“IGT”), we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of September 30, 2008, we had invested a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.
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
Second Amended and Restated Credit Agreement. On November 1, 2006, GCA and Holdings entered into a Second Amended and Restated Credit Agreement with certain lenders. The Second Amended and Restated Credit Agreement amended and restated the terms of GCA’s existing senior secured credit facilities to provide for a $100.0 million term loan facility (“Term Loan”) and a $100.0 million five-year revolving credit facility (“Revolver”), with a $25.0 million letter of credit sublimit and a $5.0 million swing line loan sublimit.
As of September 30, 2008, the weighted average interest rate under the Loan Facility, inclusive of the applicable margin of 1.125 basis points, was 4.55%. The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of default, which are subject to important exceptions and qualifications, as set forth in the Second Amended and Restated Credit Agreement. As of September 30, 2008, the Company is in compliance with the required covenants.
Senior Subordinated Notes. On March 10, 2004, GCA completed a private placement offering of $235.0 million 8.75% Senior Subordinated Notes due March 15, 2012 (the “Notes Offering”). On October 14, 2004, we completed an exchange offer of the notes for registered notes of like tenor and effect. Interest on the notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. All of the Company’s existing and future domestic wholly owned subsidiaries are guarantors of the notes on a senior subordinated basis. As of September 30, 2008 and December 31, 2007, the Company had $152.8 million, in borrowings outstanding under the Notes Offering.

A summary of the borrowings, repayments and amortization of the Loan Facility, the revolving line and senior subordinated debt under the Second Amended and Restated Credit Agreement is as follows:

			Senior
			Subordinated
	Term Loan	Revolver	Notes
12/31/07 balance	$99,000	$11,730	$152,750
borrowings	—	84,000	—
repayments	(250)	—	—

3/31/08 balance	98,750	95,730	152,750
borrowings	—	—	—
repayments	(250)	(51,730)	—

6/30/08 balance	98,500	44,000	152,750
borrowings	(0)	37,000	—
repayments	(250)	(36,000)	—

9/30/08 balance	$98,250	$45,000	$152,750

8.	CAPITAL STOCK
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
During the three and nine months ended September 30, 2008, the Company repurchased or withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards 10,220 and 49,095 shares of common stock respectively, at an aggregate purchase price of $61,824 and $300,221.
9.	RELATED PARTY TRANSACTIONS
Karim Maskatiya and Robert Cucinotta were members of our Board of Directors through the dates of their respective resignations of May 7, 2008 and May 20, 2008. As of September 30, 2008, Mr. Masakatiya and Mr. Cucinotta owned 11.8% and 11.8%, respectively, of the outstanding equity interests of the Company. The Company made payments for software development costs and system maintenance to Infonox on the Web (“Infonox”) pursuant to agreements with Infonox. At the time the Company entered into these agreements, Infonox was controlled by Karim Masakatiya and Robert Cucinotta, who were also then members of our Board of Directors, and during the period presented, Infonox was controlled by family members of Mr. Maskatiya. Subsequent to September 30, 2008, Messrs. Maskatiya and Cucinotta and members of Mr. Maskatiya’s family have disposed of their ownership interests in Infonox. The Company also obtains transaction processing services from USA Payments, a company controlled by Messrs. Maskatiya and Cucinotta, pursuant to the Amended and Restated Agreement for Electronic Payment Processing.

The following table represents the transactions with related parties for the three and nine months ended September 30, 2008 and September 30, 2007 (amounts in thousands):

		Three Months Ended		Nine Months Ended
Name of		September 30,		September 30,
Related Party	Description of Transaction	2008	2007	2008	2007

M&C Affiliates:

Infonox on the Web	Software development costs and maintenance expense included in operating expenses and other intangibles, net	$1,211	$1,282	$2,652	$2,665

USA Payments	Transaction processing charges included in cost of revenues (exclusive of depreciation and amortization)	861	819	2,786	2,662

USA Payments	Pass through billing related to gateway fees, telecom and other items included in cost of revenues (exclusive of depreciation and amortization) and operating expenses	314	342	908	1,032
The following table details the amounts receivable from or (liabilities to) these related parties that are recorded as part of other receivables, net, accounts payable or accrued expenses in the unaudited condensed consolidated balance sheets (amounts in thousands):

	September 30,	December 31,
	2008	2007

M&C and related companies	$0	$31

Total included within receivables, other	$0	$31

USA Payment Systems	$(329)	$(193)
Infonox on the Web	(470)	(372)

Total included within accounts payable and accrued expenses	$(799)	$(565)

10.	INCOME TAXES
Our effective income tax rate from continuing operations was 39.0% and 41.1% for the three and nine months ended September 30, 2008, respectively compared to 39.3% and 38.4% for the three and nine months ended September 30, 2007, respectively. Due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the third quarter of 2008 are expected to be substantially lower than our provision for income taxes.
The following table presents the recorded income tax expense for the three and nine months ended September 30, (amounts are in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Provision for income taxes:
Provision for income taxes on continuing operations, as reported	$5,385	$4,069	$15,976	$14,931
Provision for income taxes, minority loss	—	37	49	106
Provision (benefit) for income taxes, discontinued operations	88	(661)	(2,254)	(1,452)

	$5,473	$3,445	$13,771	$13,585

On January 1, 2007, the Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109, (“FIN 48”) with no material effect on the financial statements. As of September 30, 2008, there has been no change to the balance of unrecognized tax benefits reported at December 31, 2007.
11.	DISCONTINUED OPERATIONS
On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. The Company has since actively marketed the Arriva business for sale and accordingly, has classified the net assets of Arriva as available for sale on the condensed consolidated balance sheets. The Company estimated the fair value of the Arriva net assets as of September 30, 2008 based on preliminary offers the Company had received in connection with its marketing efforts as well as through the application of a net present value methodology. The Company recorded pre-tax charges of $5.5 million to reduce the net assets of the Arriva business to their estimated fair value through September 30, 2008. The Company currently anticipates completing the sale of Arriva within one year of approving the plan to exit the business.
As of September 30, 2008 and December 31, 2007 the components of assets held for sale are as follows (amounts in thousands):

	September 30,	December 31,
	2008	2007

Total assets	$2,433	$13,201
Total liabilities	(90)	(1,021)

Assets held for sale	$2,343	$12,180

As a result of the implementation of the plan to dispose of the Arriva business, the operating results of the Arriva business have been removed from continuing operations and reported as discontinued operations in the condensed consolidated statements of income and comprehensive income. Selected financial information that has been reported as discontinued operations for the three and nine months ended September 30, 2008 and 2007 are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$440	$809	$1,987	$2,110
Pretax income (loss)	$244	$(1,836)	$(6,260)	$(4,034)
Cash flows from discontinued operations for the nine months ended September 30, 2008 and 2007 have not been separately identified in the condensed consolidated statement of cash flows.
12.	SEGMENT INFORMATION
Operating segments as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information , are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group consists of the Chief Executive Officer and Chief Financial Officer. The operating segments are reviewed separately because each represents products or services that can be, and often are, marketed and sold
The Company operates in three distinct business segments: (i) cash advance, (ii) ATM and (iii) check services. These segments are monitored separately by management for performance against its internal forecast and are consistent with the Company’s internal management reporting.
Other lines of business, none of which exceed the established materiality for segment reporting, include Arriva, Western Union, credit reporting, direct marketing and IFT, among others.
The Company’s business is predominantly domestic, with no specific regional concentrations.
Major customers — For the three and nine months ended September 30, 2008, the combined revenues from all segments from our largest customer was approximately $28.0 million and $83.3 million, respectively, representing 15.1% and 16.7% of the Company’s total consolidated revenues, respectively. For the three and nine months ended September 30, 2007, the combined revenues from all segments from our largest customer was approximately $30.4 million and $87.6 million, respectively representing 19.7% and 19.4% of the Company’s total consolidated revenues, respectively.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The tables below present the results of operations by operating segment for the three and nine months ended September 30, 2008 and 2007 and total assets by operating segment as of September 30, 2008 and December 31, 2007 (amounts in thousands):

	Cash		Check
	Advance	ATM	Services	Other	Corporate	Total
Three Months Ended September 30, 2008

Revenues	$89,102	$79,863	$12,962	$3,132	$—	$185,059
Operating income exclusive of depreciation and amortization (1)	19,104	12,275	7,135	2,431	(19,629)	21,316

Three Months Ended September 30, 2007

Revenues	$82,898	$62,237	$8,154	$2,473	$—	$155,762
Operating income exclusive of depreciation and amortization (1)	21,062	9,441	4,057	1,484	(17,017)	19,027

Nine Months Ended September 30, 2008

Revenues	$244,320	$210,670	$31,479	$8,883	$—	$495,352
Operating income exclusive of depreciation and amortization (1)	56,485	33,111	15,668	6,573	(51,640)	60,197

Nine Months Ended September 30, 2007

Revenues	$240,012	$184,096	$22,996	$7,632	$—	$454,736
Operating income exclusive of depreciation and amortization (1)	62,381	35,909	10,926	4,839	(48,960)	65,095

(1)	Depreciation and amortization expense for segment presentation purposes has been included within the Corporate segment, and has not been allocated to individual operating segments.

	September 30,	December 31,
Total Assets	2008	2007

Cash advance	$159,311	$153,444
ATM	93,516	68,627
Check services	36,432	29,749
Other	22,287	27,756
Discontinued Operations	2,414	18,731
Corporate	241,778	239,995

Total assets	$555,738	$538,302

13.	SUBSEQUENT EVENTS
On November 3, 2008, Messrs. Maskatiya and Cucinotta and members of Mr. Maskatiya’s family disposed of their ownership interests in Infonox.
14.	GUARANTOR INFORMATION
In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”). As of September 30, 2008 and December 31, 2007, there were $152.8 million in Notes outstanding. The Notes are guaranteed by all of GCA’s existing domestic 100% owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes. In addition, CSI has guaranteed GCA’s obligations under the Notes. These guarantees are full, unconditional, joint and several. CashCall, GCA UK, GCA BVI, GCA Switzerland, GCA Belgium, GCA S.A., GCA HK, GCA Macau and GCA Belize, which are 100% owned non-domestic subsidiaries, and IFT, which is a consolidated joint venture, do not guaranty the Notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for the parent only, the issuer, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of September 30, 2008 and December 31, 2007, and for the three and nine months ended September 30, 2008 and 2007.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
SEPTEMBER 30, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$24,795	$23,637	$10,961	$—	$59,393
Restricted cash and cash equivalents	—	386	—	—	—	386
Settlement receivables	—	35,633	1,039	5,161	—	41,833
Receivables other, net	—	23,463	5,245	597	(4,067)	25,238
Prepaid and other assets	—	10,669	835	101	—	11,605
Investment in subsidiaries	155,046	87,727	—	—	(242,773)	—
Assets held for sale			2,343			2,343
Property, equipment and leasehold improvements, net	—	24,529	956	1,013	—	26,498
Goodwill, net	—	133,262	53,307	799	—	187,368
Other intangibles, net	—	22,105	14,911	303	—	37,319
Deferred income taxes, net	—	163,714	13	28	—	163,757

TOTAL	$155,046	$526,283	$102,286	$18,963	$(246,840)	$555,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$40,352	$1,811	$6,794	$—	$48,957
Accounts payable	—	30,251	3,852	191	—	34,294
Accrued expenses	—	4,634	15,484	5,390	(4,067)	21,441
Borrowings	—	296,000	—	—	—	296,000

Total liabilities	—	371,237	21,147	12,375	(4,067)	400,692

COMMITMENTS AND CONTINGENCIES MINORITY INTEREST	—	—	—	—	—	—

STOCKHOLDERS’ EQUITY	155,046	155,046	81,139	6,588	(242,773)	155,046

TOTAL	$155,046	$526,283	$102,286	$18,963	$(246,840)	$555,738

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2007
(amounts in thousands)
(unaudited)

			Combined	Combined Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$54,411	$5,411	$11,241	$—	$71,063
Restricted cash and cash equivalents	—	380	1,000	—	—	1,380
Settlement receivables	—	56,344	635	4,722	(635)	61,066
Receivables other, net	928	18,010	44,324	121	(48,959)	14,424
Prepaid and other assets	—	6,786	3	116	—	6,905
Investment in subsidiaries	138,296	97,306	—	—	(235,602)	—
Assets held for sale	—	—	12,180	—	—	12,180
Property, equipment and leasehold improvements, net	—	22,213	165	1,138	—	23,516
Goodwill, net	—	116,574	39,471	844	—	156,889
Other intangibles, net	—	13,290	55	307	—	13,652
Deferred income taxes, net	—	177,199	—	28	—	177,227

TOTAL	$139,224	$562,513	$103,244	$18,517	$(285,196)	$538,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$85,751	$635	$7,976	$(635)	$93,727
Accounts payable	—	21,947	107	348	—	22,402
Accrued expenses	928	52,904	11,856	3,533	(48,959)	20,262
Borrowings	—	263,480	—	—	—	263,480

Total liabilities	928	424,082	12,598	11,857	(49,594)	399,871

COMMITMENTS AND CONTINGENCIES MINORITY INTEREST	—	135	—	—	—	135

STOCKHOLDERS’ EQUITY	138,296	138,296	90,646	6,660	(235,602)	138,296

TOTAL	$139,224	$562,513	$103,244	$18,517	$(285,196)	$538,302

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$82,638	$3,223	$3,241	$—	$89,102
ATM	—	75,791	3,715	357	—	79,863
Check services	—	4,700	8,262	—	—	12,962
Central Credit and other revenues	8,560	307	2,266	—	(8,001)	3,132

Total revenues	8,560	163,436	17,466	3,598	(8,001)	185,059

Cost of revenues (exclusive of depreciation and amortization)	—	(119,022)	(15,156)	(2,516)	—	(136,694)
Operating expenses	—	(19,154)	(2,572)	(849)	346	(22,229)
Amortization	—	(1,453)	(469)	(33)	—	(1,955)
Depreciation	—	(2,494)	(318)	(53)	—	(2,865)

OPERATING INCOME	8,560	21,313	(1,049)	147	(7,655)	21,316

INTEREST INCOME (EXPENSE), NET
Interest income	—	220	22	45	—	287
Interest expense	—	(7,654)	(143)	(17)	—	(7,814)

Total interest income (expense) , net	—	(7,434)	(121)	28	—	(7,527)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	8,560	13,879	(1,170)	175	(7,655)	13,789

INCOME TAX PROVISION	—	(5,319)	—	(66)	—	(5,385)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	8,560	8,560	(1,170)	109	(7,655)	8,404

MINORITY OWNERSHIP LOSS, NET OF TAX	—	—	—	—	—	—

INCOME FROM CONTINUING OPERATIONS	8,560	8,560	(1,170)	109	(7,655)	8,404

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	156	—	—	156

NET INCOME (LOSS)	$8,560	$8,560	$(1,014)	$109	$(7,655)	$8,560

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2007
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$80,773	$—	$2,125	$—	$82,898
ATM	—	62,178	—	59	—	62,237
Check services	—	3,679	4,475	—	—	8,154
Central Credit and other revenues	5,323	2,812	2,153	31	(7,846)	2,473

Total revenues	5,323	149,442	6,628	2,215	(7,846)	155,762

Cost of revenues (exclusive of depreciation and amortization)	—	(109,763)	(2,022)	(1,330)	—	(113,115)
Operating expenses	—	(19,129)	(934)	(763)	166	(20,660)
Amortization	—	(1,303)	(22)	(33)	—	(1,358)
Depreciation	—	(1,549)	(11)	(42)	—	(1,602)

OPERATING INCOME	5,323	17,698	3,639	47	(7,680)	19,027

INTEREST INCOME (EXPENSE), NET
Interest income	—	961	—	46	—	1,007
Interest expense	—	(9,532)	—	—	—	(9,532)

Total interest income (expense) , net	—	(8,571)	—	46	—	(8,525)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	5,323	9,127	3,639	93	(7,680)	10,502

INCOME TAX PROVISION	—	(3,869)	—	(200)	—	(4,069)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	5,323	5,258	3,639	(107)	(7,680)	6,433

MINORITY OWNERSHIP LOSS, NET OF TAX	—	65	—	—	—	65

INCOME FROM CONTINUING OPERATIONS	5,323	5,323	3,639	(107)	(7,680)	6,498

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(1,175)	—	—	(1,175)

NET INCOME (LOSS)	$5,323	$5,323	$2,464	$(107)	$(7,680)	$5,323

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$231,839	$3,223	$9,258	$—	$244,320
ATM	—	206,031	3,715	924	—	210,670
Check services	—	12,225	19,254	—	—	31,479
Central Credit and other revenues	19,002	5,665	7,118	14	(22,916)	8,883

Total revenues	19,002	455,760	33,310	10,196	(22,916)	495,352

Cost of revenues (exclusive of depreciation and amortization)	—	(334,242)	(21,020)	(6,964)	—	(362,226)
Operating expenses	—	(55,470)	(4,272)	(2,544)	605	(61,681)
Amortization	—	(3,936)	(484)	(126)	—	(4,546)
Depreciation	—	(6,140)	(352)	(210)	—	(6,702)

OPERATING INCOME	19,002	55,972	7,182	352	(22,311)	60,197

INTEREST INCOME (EXPENSE), NET
Interest income	—	1,553	30	152	—	1,735
Interest expense	—	(22,840)	(143)	(51)	—	(23,034)

Total interest income (expense) , net	—	(21,287)	(113)	101	—	(21,299)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	19,002	34,685	7,069	453	(22,311)	38,898

INCOME TAX PROVISION	—	(15,769)	—	(207)	—	(15,976)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	19,002	18,916	7,069	246	(22,311)	22,922

MINORITY OWNERSHIP LOSS, NET OF TAX	—	86	—	—	—	86

INCOME FROM CONTINUING OPERATIONS	19,002	19,002	7,069	246	(22,311)	23,008

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(4,006)	—	—	(4,006)

NET INCOME (LOSS)	$19,002	$19,002	$3,063	$246	$(22,311)	$19,002

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2007
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$234,771	$—	$5,241	$—	$240,012
ATM	—	184,037	—	59	—	184,096
Check services	—	11,499	11,497	—	—	22,996
Central Credit and other revenues	21,791	8,681	6,581	88	(29,509)	7,632

Total revenues	21,791	438,988	18,078	5,388	(29,509)	454,736

Cost of revenues (exclusive of depreciation and amortization)	—	(318,355)	(5,234)	(3,085)	—	(326,674)
Operating expenses	—	(50,269)	(2,677)	(1,986)	468	(54,464)
Amortization	—	(3,785)	(66)	(94)	—	(3,945)
Depreciation	—	(4,428)	(13)	(117)	—	(4,558)

OPERATING INCOME	21,791	62,151	10,088	106	(29,041)	65,095

INTEREST INCOME (EXPENSE), NET
Interest income	—	2,750	—	155	—	2,905
Interest expense	—	(28,884)	—	—	—	(28,884)

Total interest income (expense) , net	—	(26,134)	—	155	—	(25,979)

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	21,791	36,017	10,088	261	(29,041)	39,116

INCOME TAX PROVISION	—	(14,414)	—	(517)	—	(14,931)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	21,791	21,603	10,088	(256)	(29,041)	24,185

MINORITY OWNERSHIP LOSS, NET OF TAX	—	188	—	—	—	188

INCOME FROM CONTINUING OPERATIONS	21,791	21,791	10,088	(256)	(29,041)	24,373

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(2,582)	—	—	(2,582)

NET INCOME (LOSS)	$21,791	$21,791	$7,506	$(256)	$(29,041)	$21,791

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,002	$19,002	$3,063	$246	$(22,311)	$19,002
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	729	—	—	—	729
Amortization of intangibles	—	3,793	627	126	—	4,546
Depreciation	—	6,137	355	210	—	6,702
Provision for bad debts	—	—	14,198	—	—	14,198
Deferred income taxes	—	13,483	—	—	—	13,483
Equity income in subsidiaries	(19,002)	(1,055)	—	—	20,057	—
Minority ownership loss	—	(135)	—	—	—	(135)
Stock-based compensation	—	6,690	—	—	—	6,690
Changes in operating assets and liabilities:
Settlement receivables	—	26,026	3,700	(524)	—	29,202
Receivables other, net	928	18,703	16,516	(489)	(44,892)	(9,234)
Prepaid and other assets	—	(1,732)	796	10	—	(926)
Settlement liabilities	—	(50,081)	(9,371)	(1,150)	—	(60,602)
Accounts payable	—	8,305	504	(149)	—	8,660
Accrued expenses	(928)	(52,600)	(473)	1,851	44,892	(7,258)

Net cash (used in) provided by operating activities	—	(2,735)	29,915	131	(2,254)	25,057

*	Eliminations include intercompany investments and management fees
(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:
Certegy Gaming Acquisition, net of cash	$—	$(24,819)	$—	$—	$—	$(24,819)
Cash Systems, Inc. Acquisition, net of cash	—	(29,916)	—	—	—	(29,916)
Purchase of property, equipment and leasehold improvements	—	(6,573)	(749)	(83)	—	(7,405)
Purchase of other intangibles	—	(226)	216	(121)	—	(131)
Changes in restricted cash and cash equivalents	—	(6)	1,000	—	—	994
Investments in subsidiaries	9,462	10,316	—	—	(19,778)	—

Net cash provided by (used in) investing activities	9,462	(51,224)	467	(204)	(19,778)	(61,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	121,000	—	—	—	121,000
Repayments under credit facility	—	(88,480)	—	—	—	(88,480)
Purchase of treasury stock	(9,462)	—	—	—	—	(9,462)
Capital contributions	—	(9,462)	(10,316)	—	19,778	—

Net cash (used in) provided by financing activities	(9,462)	23,058	(10,316)	—	19,778	23,058

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	1,698	—	(206)	—	1,492

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	(29,203)	20,066	(279)	(2,254)	(11,670)

CASH AND CASH EQUIVALENTS—Beginning of period	—	54,411	5,411	11,241	—	71,063

CASH AND CASH EQUIVALENTS—End of period	$—	$25,208	$25,477	$10,962	$(2,254)	$59,393

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,791	$21,791	$7,506	$(256)	$(29,041)	$21,791
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	—	729	—	—	—	729
Amortization of intangibles	—	3,790	200	94	—	4,084
Depreciation	—	4,423	21	117	—	4,561
Gain on disposal of assets	—	139	—	—	—	139
Write-off of bad debt	—	—	5,806	—	—	5,806
Deferred income taxes	—	12,482	—	—	—	12,482
Equity income in subsidiaries	(21,791)	(5,798)	—	—	27,589	—
Minority ownership loss	—	(294)	—	—	—	(294)
Stock-based compensation	—	12,467	—	—	—	12,467
Changes in operating assets and liabilities:
Settlement receivables	—	24,493	107	(746)	(2,468)	21,386
Receivables other, net	—	(36,794)	(37,610)	(1,437)	63,244	(12,597)
Prepaid and other assets	—	1,181	(523)	(29)	—	629
Settlement liabilities	—	(16,369)	(2,468)	3,933	2,468	(12,436)
Accounts payable	—	(546)	31	(232)	—	(747)
Accrued expenses	—	36,439	24,194	2,876	(63,244)	265

Net cash provided by operating activities	—	58,133	(2,736)	4,320	(1,452)	58,265

* Eliminations include intercompany investments and management fees	(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	$—	$(7,804)	$(160)	$(325)	$—	$(8,289)
Purchase of other intangibles	—	(1,146)	(78)	(124)	—	(1,348)
Changes in restricted cash and cash equivalents	—	(26)	—	—	—	(26)
Investments in subsidiaries	15,644	(8,100)	—	—	(7,544)	—

Net cash used in investing activities	15,644	(17,076)	(238)	(449)	(7,544)	(9,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(10,750)	—	—	—	(10,750)
Debt issuance costs	—	(23)	—	—	—	(23)
Exercise of stock options	1,201	—	—	—	—	1,201
Purchase of treasury stock	(16,843)	—	—	—	—	(16,843)
Minority capital contributions	—	—	—	—	400	400
Capital contributions	—	(15,644)	7,500	1,000	7,144	—

Net cash provided by (used in) financing activities	(15,642)	(26,417)	7,500	1,000	7,544	(26,015)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(1,547)	—	805	—	(742)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	13,093	4,526	5,676	(1,452)	21,845

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	—	35,022	2,176	3,721	—	40,919

CASH AND CASH EQUIVALENTS—END OF PERIOD	$—	$48,115	$6,702	$9,397	$(1,452)	$62,764

* Eliminations include intercompany investments and management fees

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business which includes our business goals, key events occurring in the nine months ended September 30, 2008 and certain trends, risks and challenges. We then discuss our results of operations for the three and nine months ended September 30, 2008 as compared to the same periods for 2007, respectively. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity needs and off-balance sheet arrangements. We conclude with a discussion of critical accounting policies and their impact on our unaudited condensed consolidated financial statements.
You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2007 Annual Report on Form 10-K (our “2007 10-K”). When reviewing our MD&A, you should also refer to the description of our Critical Accounting Policies and Estimates in our 2007 10-K because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could adversely or positively affect our future results include: the future financial performance of the gaming industry, the behavior of financial markets, including fluctuations in interest rates; the impact of regulation and regulatory changes, investigative and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of our 2007 10-K and in Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2008 and March 31, 2008.
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
Commencing in the third quarter of 2006, we, through Arriva, began marketing a private-label revolving credit card aimed at consumers who perform cash advance transactions in gaming establishments. We announced on February 28, 2008 that we intended to exit the Arriva business. We have since began marketing the assets of Arriva for sale and accordingly, have classified the net assets of Arriva as available for sale on our condensed consolidated balance sheet for the period ended September 30, 2008 and have reclassified the operating results of Arriva to discontinued operations for all periods presented in the condensed consolidated statement of income for the three and nine months ended September 30, 2008 and 2007, respectively.
We completed the acquisition of CGS, an enterprise providing cash access and check products and services to the gaming industry similar to GCA in April 2008. The results of operations of CGS have been reflected in the applicable business segment financial information following this acquisition. We completed the acquisition of CSI, a provider of cash-access and related services to the retail and gaming industries similar to GCA in August 2008. The results of operations of CSI have been reflected in the applicable business segment financial information following this acquisition.

Key Events During the Three Months Ended September 30, 2008:
•	We completed the acquisition of CSI.
•	Board of Directors’ member Walter Kortschak resigned.
•	Board of Directors’ member Patrick Olson was reassigned as a Class III Director
Trends
Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We would identify the more material positive and negative trends affecting our business as the following:
•	The gaming sector in the United States continues to experience an accelerating decline in business as compared to the prior year.
•	We have identified a migration from credit card cash access transaction to ATM withdrawals by patrons of gaming establishments who use our services.
•	Gaming activity continues to expand internationally.
•	There continues to be a migration from the use of traditional paper checks and cash to electronic payments.
•	There has been an increase in regulatory and legislative activity regarding notice requirements associated with incidents involving the misappropriation of consumer data, causing participants in the financial service and other industries to devote additional efforts to maintaining the security of their data files.
•	The credit markets in the U.S. and around the world have been volatile and unpredictable.

Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007
The following table sets forth the unaudited condensed consolidated results of operations for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	%	2008	2007	%
REVENUES:
Cash advance	$89,102	$82,898	7.5%	$244,320	$240,012	1.8%
ATM	79,863	62,237	28.3%	210,670	184,096	14.4%
Check services	12,962	8,154	59.0%	31,479	22,996	36.9%
Central Credit and other revenues	3,132	2,473	26.6%	8,883	7,632	16.4%

Total revenues	185,059	155,762	18.8%	495,352	454,736	8.9%

Cost of revenues (exclusive of depreciation and amortization)	(136,694)	(113,115)	20.8%	(362,226)	(326,674)	10.9%
Operating expenses	(22,229)	(20,660)	7.6%	(61,681)	(54,464)	13.3%
Amortization	(1,955)	(1,358)	44.0%	(4,546)	(3,945)	15.2%
Depreciation	(2,865)	(1,602)	78.8%	(6,702)	(4,558)	47.0%

OPERATING INCOME	21,316	19,027	12.0%	60,197	65,095	(7.5)%

INTEREST INCOME (EXPENSE), NET
Interest income	287	1,007	(71.5)%	1,735	2,905	(40.3)%
Interest expense	(7,814)	(9,532)	(18.0)%	(23,034)	(28,884)	(20.3)%

Total interest income (expense), net	(7,527)	(8,525)	(11.7)%	(21,299)	(25,979)	(18.0)%

INCOME BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	13,789	10,502	31.3%	38,898	39,116	(0.6)%

INCOME TAX PROVISION	(5,385)	(4,069)	32.3%	(15,976)	(14,931)	7.0%

INCOME BEFORE MINORITY OWNERSHIP LOSS	8,404	6,433	30.6%	22,922	24,185	(5.2)%

MINORITY OWNERSHIP LOSS, NET OF TAX	—	65	(100.0)%	86	188	(54.3)%

INCOME FROM CONTINUING OPERATIONS	8,404	6,498	29.3%	23,008	24,373	(5.6)%

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	156	(1,175)	(113.3)%	(4,006)	(2,582)	55.2%

NET INCOME	$8,560	$5,323	60.8%	$19,002	$21,791	(12.8)%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$1.8	$1.7		$4.9	$4.8
ATM	$4.1	$3.5		$11.3	$10.3
Check warranty	$0.5	$0.4		$1.3	$1.0

Number of transactions completed (in millions):
Cash advance	3.3	3.0		9.1	8.7
ATM	21.3	17.1		56.8	51.4
Check warranty	1.9	1.4		4.8	4.0

Total Revenues
Total revenues increased by 18.8% and 8.9% during the three and nine months ended September 30, 2008, respectively. Increases in revenue were driven by the integration of CGS and CSI. These increases were offset by the cessation of cash advance services in the UK in September of 2007 driven by changes in the regulatory environment in that jurisdiction. Same-store revenue was down approximately 8% in the third quarter of 2008 compared to the third quarter of 2007. We define same-store as cash advance and ATM revenue derived from a gaming property that was operating on GCA’s platform during the entire reference period excluding those revenues derived from CGS and CSI customers. The increase in revenue is further discussed on a product basis below:
An increase in cash advance revenue of 7.5% in the three months in the period ended September 30, 2008 resulted from the integration of CGS’ operations as of April 2008 and CSI’s operations as of August 2008. The equivalent prior period for the three months ended September 30, 2007 did not include CGS or CSI activity. This increase was offset due to the cessation of the cash advance product in the UK beginning in September of 2007 as a result of complying with changing regulatory requirements in that jurisdiction, and a decline in the average face amount of cash advance transactions conducted by patrons to our gaming customers’ properties, resulting in a decline in the average revenue per cash advance transaction. Revenue increased 1.8% in the nine month period ended September 30, 2008 compared to the equivalent prior period due to revenues contributed by the integration of CGS effective April 2008 and CSI effective August 2008 offset by the cessation of the UK business.
An increase in ATM revenue resulted from the integration of CGS’ operations as of April 2008 and CSI’s operations as of August 2008. The equivalent prior periods for the three and nine months ended September 30, 2007 did not include CGS or CSI activity. An increase in the number of transactions by 4.2 million was compounded by an increase in the average revenue per ATM transaction of $0.10.
An increase in check services revenue resulted from the integration of CGS’ operations as of April 2008 and CSI’s operations as of August 2008. The equivalent prior periods for the three and nine months ended September 30, 2008 did not include CGS or CSI activity. Additionally, revenue increased due to the addition of customers obtained in the normal course of business. The overall impact was to increase check services revenues by 59% for the three months ended September 30, 2008 as compared the same period of 2007.
Overall, revenue is expected to increase in the remaining quarter of 2008 as compared to the same period of 2007 due to the integration of the CGS and CSI acquisitions offset by declines in same-store performance.
Costs and Expenses
Cost of revenue (exclusive of depreciation and amortization) increased by 20.8% and 10.9% during the three and nine months ended September 30, 2008, respectively, compared to the equivalent prior periods. These increases were primarily the result of the integration of CGS’ operations as of April 2008 and CSI’s operations as of August 2008. Both CGS and CSI had higher costs of revenue (exclusive of depreciation and amortization) as a percentage of revenue than GCA’s historical business. Although gross margin increased overall, cost of revenue as a percentage of total revenue increased by 1.3%.
Overall, cost of revenue, exclusive of depreciation and amortization, as a percentage of revenues is expected to increase for the remainder of 2008, as compared to the same period of 2007, due to the integration of CGS and CSI.
Operating expenses increased by 7.6% and 13.3% during the three and nine months ended September 30, 2008, respectively. The increase in operating expenses is driven primarily by the acquisitions of CGS and CSI. In each case, GCA increased the number of booth operations that it manages for its customers resulting in an increase in booth employees and increased the number of ATMs which are maintained resulting in increased ATM management costs. Also, the integration of CSI resulted in increased costs associated specifically with integration activities such as one-time device set-up charges and increased travel. These increases were offset by a decrease in non-cash equity compensation expense compared to the prior year of approximately $6 million.
Depreciation and amortization increased by 62.8% and 32.3% for the three and nine months ended September 30, 2008, respectively. This increase is due primarily to the increase in depreciable assets and amortizing intangibles due to the acquisitions of CGS and CSI partially offset by the cessation of amortization of GCA customer contracts that had become fully amortized.

Interest Income (Expense), Net decreased by 11.7% and 18.0% for the three and nine months ended September 30, 2008, respectively due to a decrease in interest income primarily resulting from lower invested cash balances and lower interest rates earned on invested cash balances during the quarter and year to date periods. This decrease in interest expense offsets a decrease in interest income due to significantly lower interest rates compared to the prior period moderated by higher average outstanding borrowings and a higher average draw on the Bank of America Treasury Services Agreement. The average balances drawn on this agreement were $352 million and $310 million for the three and nine months ended September 30, 2008, respectively, as compared to $277 million and $283 million, respectively, for the same periods of the prior year.
Income from continuing operations before income tax provision and minority ownership loss increased by 31.3% for the three months ended September 30, 2008 as compared to September 30, 2007 due to the aforementioned factors.
The provision for income tax reflected an effective income tax rate of approximately 39% for the three months ended September 30, 2008, which is a comparable effective tax rate to the prior year. The effective income tax rate for the nine months ended September 30, 2008 was approximately 41%, an increase of approximately 3% from the equivalent nine month period ended in the prior year. In the first quarter of 2008, the expiration of certain stock options that had been previously expensed for book purposes but not for tax purposes had the impact of increasing our effective tax rate by 6%, resulting in an effective tax rate of approximately 47%. No such expiration of stock options occurred in the second or third quarters of 2008 or in the same nine month period of 2007.
Income from continuing operations before minority ownership loss increased 30.6% in the three months ended September 30, 2008 and decreased 5.2% in the nine month period ended September 30, 2008 due primarily to the factors described above.
Income from continuing operations increased by $1.9 million or 29.3% in the three months ended September 30, 2008 as compared to the same period of the prior year, but decreased by $1.4 million or 5.6% for the nine months ended September 30, 2008 as compared to the same period of the prior year due to the factors described above.
Net income from discontinued operations increased $1.3 million or 113.3% for the three months ended September 30, 2008 due to the expiration of redemption points being offered under the Arriva business.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Information about our financial position as of September 30, 2008 and December 31, 2007 is presented below:

(in thousands)	2008	2007	Change

Cash and cash equivalents	$59,393	$71,063	-16%
Borrowings	296,000	263,480	12%
Stockholders’ equity	155,046	138,296	12%
Cash Resources
Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures. Cash and cash equivalents at September 30, 2008 included cash in non-U.S. jurisdictions of approximately $10.6 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside but are subject to taxation in the U.S. upon repatriation.
We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions, and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in settlement receivables. As of September 30, 2008, approximately $41.8 million was due to us, and we received these funds in early October 2008. As of September 30, 2008, we had approximately $49.0 million in settlement liabilities due to our customers for these settlement services which were paid in early October 2008.
Due to the timing differences between receipt of settlement receivables and payments to customers for settlement liabilities our actual net cash position available for other corporate purposes is determined as the sum of the cash on hand and our settlement receivables minus our settlement liabilities.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2008 and 2007, respectively (amounts in thousands):

	Nine Months Ended
	September 30,	September 30,
	2008	2007

Net cash provided by operating activities	$25,057	$58,265

Net cash used in investing activities	(61,277)	(9,663)

Net cash provided by (used in) financing activities	23,058	(26,015)

Net effect of exchange rate changes on cash and cash equivalents	1,492	(742)

Net (decrease) increase in cash and cash equivalents	(11,670)	21,845

Cash and cash equivalents, beginning of period	71,063	40,919

Cash and cash equivalents, end of period	$59,393	$62,764

Our current priorities for the use of our cash are:
•	Investment in projects intended to increase our product delivery and operational effectiveness, enhance our product suite and the security and redundancy of our systems; and
•	Funding our liquidity needs.

We have no present intention of using our available funds to pay cash dividends.
Operating Activities
Our primary source of operating cash flow is the profit we generate from our business. Operating cash outflows include payments to customers in the form of commissions, payment of network and association fees, payments to vendors for processing and telecommunication services, consulting services and supplies. We also pay salaries and benefits to our employees. While we recognize a provision for income tax expense, we generally are not in a position to pay cash income taxes due to the deductibility of certain costs for income tax purposes that reduces our taxable income for income tax purposes to de minimis amounts. Operating cash flows are also subject to changes in working capital. Cash flows provided by operations decreased by $33.2 million during the nine months ended September 30, 2008 as compared to the same period in 2007. The primary cause of the decrease in operating cash flows during this period is a decrease in net settlement liabilities of $25.5 million. This decrease is due to the timing of settlement liability funding, particularly as it relates to site funded ATMs.
Investing Activities
Cash used in our investing activities generally reflects the acquisition of assets. During the nine months ended September 30, 2008, we acquired CGS and CSI, net of cash for $55.1 million, we spent approximately $6.9 million on capital expenditures as compared to $8.3 million for the same period in 2007.
Financing Activities
We receive funds from the exercise of stock options and through borrowings under our bank lines. We disburse funds if we repurchase shares of our common stock or repay debt. During the nine months ended September 30, 2008, we drew on our revolving line of credit in order to fund acquisitions. We also repurchased shares in 2008.
Deferred Tax Asset
As of September 30, 2008, we had a net deferred income tax asset of $163.8 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for financial accounting purposes. They are amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.0%, this results in tax payments being approximately $18.8 million less than the provision for income taxes shown on the income statement for financial accounting purposes. This is an expected aggregate of $199.4 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion.
Other Liquidity Needs and Resources
Bank of America Amended Treasury Services Agreement.
We obtain currency to meet the normal operating requirements of our domestic ATMs and automated cashier machines (“ACM”) pursuant to the Amendment of Treasury Services Agreement with Bank of America. Under this agreement, all currency supplied by Bank of America remains the sole property of Bank of America at all times until it is dispensed, at which time Bank of America obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. As of September 30, 2008, the total currency obtained from Bank of America pursuant to this agreement was $300.4 million. Bank of America obtains an interest in our settlement receivables; therefore, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America for cash usage pursuant to the Amendment of the Treasury Services Agreement are reflected as interest expense in our financial statements. This agreement expires on December 18, 2010.
On March 13, 2008, GCA entered into an Agreement to Amend the Amendment of Treasury Services Agreement with Bank of America that increased the limit on the aggregate allowed currency that Bank of America would provide to us from $360 million to $410 million. All other terms and conditions of the Amendment to the Treasury Services Agreement remain in full force and effect.
Pursuant to the terms of our agreement with IGT, we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of September 30, 2008, we had invested a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.

Senior Secured Credit Facility.
As of September 30, 2008, we had $3.7 million in standby letters of credit issued and outstanding as collateral on surety bonds for certain licenses held related to our check cashing licenses.
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
Critical Accounting Policies
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The Security Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain.
We partially adopted SFAS No. 157 as of January 1, 2008, which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. On February 7, 2008, our Board of Directors approved a plan to exit the Arriva business. Pursuant to the provisions of SFAS No. 157, we estimated the fair value of the Arriva net assets as of September 30, 2008 based on preliminary offers we had received in connection with our marketing efforts as well as through the application of a net present value methodology. We recorded a pre-tax charge of $5.5 million to reduce the net assets of the Arriva business to their estimated fair value at September 30, 2008.
There were no material changes to the critical accounting policies and estimates discussed in our audited consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K (No. 001-32622) filed on March 17, 2008.

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
Bank of America supplies us with currency needed for normal operating requirements of our domestic ATMs and ACMs pursuant to the Bank of America ATM Funding Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR increases. As of September 30, 2008, the rate in effect, inclusive of the 25 basis points margin, was 3.2% and the currency supplied by Bank of America pursuant to this agreement was $300.4 million. Based upon the average outstanding amount of currency to be supplied by Bank of America pursuant to this agreement during the first nine months of 2008, which was $310.6 million, each 1% increase in the applicable LIBOR would have a $3.1 million impact on income before taxes and minority ownership loss over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. At September 30, 2008, the weighted average interest rate, inclusive of the applicable margin of 112.5 basis points, was 4.55%. Based upon the outstanding balance on the senior secured credit facility of $143.3 million on September 30, 2008, each 1% increase in the applicable LIBOR would add an additional $1.4 million of interest expense over a 12-month period.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective, in that they provide a reasonable level of assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security Exchange Commission’s rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Exchange Act, as amended. On February 8, 2008, an additional derivative action was filed by a separate stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, insider trading and waste of corporate assets. On May 5, 2008, the foregoing actions were consolidated and an amended complaint was filed that continues to pursue only state law claims but not violations of Sections 10(b) or 20(a) of the Exchange Act, as amended. Following the filing of motions to dismiss by the defendants, a second amended complaint was filed. The second amended complaint alleges essentially the same legal claims as former complaints and seeks, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholders including attorneys’ fees. The defendants are in the process of responding to the second amended complaint. The Company has indemnification agreements with each of the individual defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such individuals from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action.
On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our former directors, our former chief executive officer, M&C International, Summit Partners, L.P., and certain underwriters to two prior stock offerings to the public. On June 10, 2008, an additional class action was filed, naming essentially the same defendants and stating similar claims. On June 26, 2008, the foregoing actions were consolidated in New York, and the Court appointed a lead plaintiff and lead counsel. In August 2008, the lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint names as additional defendants our former chief financial officer, certain current and former directors, and certain other parties and purports to allege violations of Sections 11, 12(a)(2) and 15 the Securities Act of 1933. The plaintiffs seek, among other things, damages and rescission. The Company and certain other defendants moved to transfer the action to the United States District Court, District of Nevada, where the related derivative litigation is pending. The Company has indemnification agreements with each of the other defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such defendants from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action.
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

ITEM 1A. RISK FACTORS
There are a number of factors that may affect the Company’s business and financial results or stock price. A complete description of these factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to those factors in the three and nine months ended September 30, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

					Total Number of Shares		Maximum Approximate Dollar Value of
	Total Number of Shares				Purchased as Part of		Shares that May Yet Be
	Purchased or		Average Price per Share		Publicly Announced Plans		Purchased Under the
	Withheld		Purchased or Withheld		or Programs		Plans or Programs
7/1/08 — 7/31/08	—	(1)	—	(3)	—	(1)	—	(5)
	2,496	(2)	$6.01	(4)	2,496	(2)
8/1/08 — 8/31/08	—	(1)	—	(3)	—	(1)	—	(5)
	5,058	(2)	6.22	(4)	5,058	(2)
9/1/08 — 9/30/08	—	(1)	—	(3)	—	(1)	—	(5)
	2,666	(2)	5.76	(4)	2,666	(2)
Subtotals	—	(1)	—	(3)	—	(1)
	10,220	(2)	—	(4)	10,220	(2)
Total	10,220		0.00		10,220

(1)	Represents shares of common stock that we repurchased in open market transactions pursuant to the Rule 10b-18 share buyback program that we publicly announced on February 8, 2007. Our board of directors authorized the repurchase up to $50 million worth of common stock. The share buyback program did not obligate us to repurchase any specific number of shares and could have been suspended or terminated at any time. The repurchase of the full $50 million authorized was completed during the nine months ended September 30, 2008.

(2)	Represents shares of common stock that were withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

(3)	Represents the average price per share of shares repurchased pursuant to the Rule 10b-18 share buyback program.

(4)	Represents the average price per share of shares withheld from restricted stock awards on the date of withholding.

(5)	Represents the maximum approximate dollar value of shares that may yet be purchased pursuant to the Rule 10b-18 share buyback program at the end of the stated period. There is no limitation on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

ITEM 6. EXHIBITS

Exhibit No.	Description.

31.1 *
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 5, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 5, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *
Certification of Scott Betts, Chief Executive Officer and Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 5, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 5, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 05, 2008	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)	(Registrant)
(For the Registrant and as	By:	/s/ George Gresham
Principal Financial Officer		George Gresham
and as Chief Accounting Officer)		Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description.

31.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 5, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 5, 2008 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 5, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 5, 2008 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.