Form 10-K
period 2008-12-31
Global Cash Access Holdings, Inc.
filed 2009-03-10
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “ large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $320 million.
There were 76,937,863 shares of the registrant’s common stock issued and outstanding as of the close of business on March 4, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be held on April 30, 2009 are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

GLOBAL CASH ACCESS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

CAUTIONARY NOTICE REGARDING
FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this report to “Global Cash Access” the “Company,” “we,” “us,” and “our” refer to Global Cash Access Holdings, Inc. and our respective subsidiaries.

We believe that it is important to communicate our plans and expectations about the future to our shareholders and to the public. Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; the amount of future results of operations, such as revenue, certain expenses, operating margins, income tax rates, shares outstanding, capital expenditures, operating metrics, and earnings per share; our success and our timing in developing and introducing new products or services and expanding our business; and the successful integration of future acquisitions. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plan,” “forecast,” “guidance” and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, but are not limited to, statements regarding the following matters:  trends in gaming establishment and patron usage of our products; benefits realized by using our products; product development and regulatory approval; gaming regulatory, card association and statutory compliance; consumer collection activities; future competition; future tax liabilities; international expansion; resolution of litigation; dividend policy; new customer contracts and contract renewals; future results of operations (including revenue, expenses, margins, earnings, cash flow and capital expenditures); future interest rates and interest expense; future borrowings; and future equity incentive activity and compensation expense.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected or assumed, including but not limited to the following:  gaming establishment and patron preferences; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory approval difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcome; interest rate fluctuation; inaccuracies in underlying operating assumptions; unanticipated expenses or capital needs; technological obsolescence; and employee turnover. In addition, the forward-looking statements regarding out future results of operations are based on our assumptions that revenue will increase in 2009 as a result of our 2008 acquisitions, interest expense will be lower due to lower debt balances and interest rates, and we do not lose key customer relationships. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized. Additional factors that could cause actual results to differ materially are included under the heading “Risk Factors” These factors include, but are not limited to, those set forth in Item 1A—Risk Factors of this report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the Securities and Exchange Commission, or SEC. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements.

ITEM 1. BUSINESS
Global Cash Access Holdings, Inc. (“the Company” or “Holdings”) is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. (“GCA”). GCA directly or indirectly owns all of the assets and either all or a majority of the equity interests of the subsidiaries that operate our business. These subsidiaries include Cash Systems, Inc. (a Delaware corporation), Cash Systems, Inc. (a Minnesota corporation), Global Cash Access (Canada), Inc. (“GCA Canada”), Global Cash Access (UK) Ltd. (“GCA UK”), Global Cash Access (BVI), Inc. (“GCA BVI”), Arriva Card, Inc. (“Arriva”), Global Cash Access Switzerland A.G. (“GCA Switzerland”), Global Cash Access (Belgium), S.A. (“GCA Belgium”), Innovative Funds Transfer, LLC (“IFT”) Global Cash Access (HK) Ltd. (“GCA HK”), GCA (Macau), S.A. (“GCA Macau”), Global Cash Access (South Africa)(Pty.) Ltd. (“GCA SA”), Global Cash Access (Panama), Inc., Game Financial Caribbean, N.V. and Global Cash Access (Belize), Limited (“GCA Belize”). IFT is a joint venture that is 60% owned by GCA and 40% owned by International Game Technology (“IGT”). Unless otherwise indicated, the terms “we,” “us,” “our,” “our company” and “our business” refer to Global Cash Access Holdings, Inc. together with its consolidated subsidiaries.
Overview
We are a provider of cash access products and related services to the gaming industry in the United States and several international markets. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including Automated Teller Machine (“ATM”) cash withdrawals, credit card cash advances, point-of-sale (“POS”) debit card transactions, check verification and warranty services and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments. Commencing in the third quarter of 2006, we began offering, through Arriva, the Arriva Card, a private-label revolving credit card aimed at consumers who perform cash advance transactions in gaming establishments. On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. The Company has since actively marketed the Arriva business for sale. The assets associated with the Company’s Arriva operations have been segregated and reported as held for sale in the accompanying consolidated balance sheets as of December 31, 2008 and 2007, and the results of operations for the Arriva line of business have been classified to discontinued operations for the years ended December 31, 2008, 2007 and 2006. See further discussion in Note 12 of notes to consolidated financial statements.
We provide cash access products and related services at gaming establishments worldwide. In general, our contracts with gaming establishments are exclusive and range in duration from one to three years.
In 2008, we processed over 103.4 million transactions, which resulted in approximately $23.5 billion in cash being disbursed to gaming patrons. For the year ended December 31, 2008, we generated revenues and operating income from continuing operations of $671.6 million and $78.6 million, respectively. A summary of our financial information is contained in Note 15 of notes to consolidated financial statements.
We began our operations in July 1998 as a joint venture limited liability company among M&C International, entities affiliated with Bank of America, N.A. (“Bank of America”) and First Data Corporation (“First Data”). In September 2000, Bank of America sold its entire ownership interest in us to M&C International and First Data. In March 2004, all of our outstanding ownership interests were contributed to a holding company, and all of First Data’s ownership interest in us was redeemed. Simultaneously, Bank of America reacquired an ownership interest in us (the “Recapitalization”). In May 2004, M&C International sold a portion of its ownership interest to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a corporation (the “Private Equity Restructuring”). In September 2005, we completed an initial public offering of our common stock. In 2007, M&C International distributed its holdings of our common stock to its two principals, Karim Maskatiya and Robert Cucinotta.
Our principal executive offices are located at 3525 East Post Road, Suite 120, Las Vegas, Nevada 89120. Our telephone number is (800) 833-7110. Our Internet web site address is http://www.gcainc.com. The information on our web site is not part of this Annual Report on Form 10-K or our other filings with the United States Securities and Exchange Commission (“SEC”).
Our Business
Our cash access products and services enable three primary types of electronic payment transactions: ATM cash withdrawals, credit card cash advances and POS debit card transactions. As of December 31, 2008, patrons could complete any of these three transactions at many of our Casino Cash Plus 3-in-1 ATMs, or 3-in-1 Enabled redemption devices. In addition, patrons can complete credit card cash advances and POS debit card transactions at any of our QuikCash kiosks, all of which we own. We also provide check verification and warranty services to gaming establishments that cash patron checks. Commencing in the third quarter of 2006, through Arriva, we began offering the Arriva Card, a private-label revolving credit card aimed at consumers who perform cash advance transactions in gaming establishments. On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. The Company has since actively marketed the Arriva business for sale.

ATM Cash Withdrawals
ATM cash withdrawal transactions represent the largest category of electronic payment transactions that we process, as measured by dollar and transaction volume. In an ATM cash withdrawal, a patron directly accesses funds from a device enabled with our ATM service by either using an ATM card to withdraw funds from his or her bank account or using a credit card to access his or her line of credit; in either event the patron must use the Personal Identification Number (“PIN”) associated with such card. Our processor then routes the transaction request through an electronic funds transfer (“EFT”) network to the patron’s bank or issuer. Depending upon a number of factors, including the patron’s account balance or credit limit and daily withdrawal limit (which is usually $300 to $500 during a 24-hour period and is determined by the patron’s bank or issuer), the bank or issuer will either decline or authorize the transaction. If the transaction is authorized, then the ATM-enabled device dispenses the cash to the customer. For a transaction using an ATM card, the patron’s bank account is debited by the amount of cash disbursed plus a service fee that we assess the patron for the use of ATM service. For a transaction using a credit card, the patron’s credit card account is charged by the amount of cash disbursed plus a service fee that we assess the patron for the use of our ATM service. The service fee is currently a fixed dollar amount and not a percentage of the transaction size. In most circumstances we pay a fee to our gaming establishment customer for the right to operate on its premises. We also receive a fee, which we refer to as reverse interchange, from the patron’s bank for accommodating the bank’s customer.
Credit Card Cash Advances and POS Debit Card Transactions
Patrons can also perform credit card cash advances and POS debit card transactions using many of our enabled devices. A patron’s credit card cash advance limit is usually a sub-limit of the total credit line and is set by the card-issuing bank. These limits vary significantly and can be larger or smaller than the POS debit limit. A credit card cash advance transaction obligates the patron to repay the issuing bank over time on terms that are preset by the cardholder agreement. A patron’s POS debit card allows him or her to make cash withdrawals at the point of sale in an amount equal to the lesser of the amount of funds in his or her account or a daily limit that is generally five to ten times as large as the patron’s daily ATM limit. A POS debit card transaction immediately reduces the balance in the patron’s account.
When a patron requests a credit card cash advance or POS debit card transaction, our processor routes the transaction request through one of the card associations (e.g., VISA or MasterCard) or EFT networks (e.g., Star, Interlink or Maestro) to the issuing bank. Depending upon several factors, such as the available credit or bank account balance, the transaction is either authorized or declined by the issuing bank. If authorized, the patron’s bank account is debited or their credit card balance is increased by an amount equal to the funds requested plus a service fee that we charge the patron. The service fee is a percentage of the transaction size. If the transaction is authorized, the device informs the patron that the transaction has been approved. The device instructs the patron to proceed to the gaming establishment’s cashier to complete the transaction, because credit card cash advances and POS debit card transactions must currently be completed in face-to-face environments and a unique signature must be received in order to comply with rules of the card associations. Once at the cashier, the patron acknowledges payment of the fee and authorizes the transaction by placing his or her signature on a money order issued by our money order provider and made payable to the gaming establishment in an amount equal to the face amount and receives the face amount in cash. We remit the face amount to our money order provider and retain the fee. The gaming establishment deposits the money order in its own bank, and after a period of two to three days, the money order is presented to our money order provider for payment. In general, we pay the gaming establishment a portion of the service fee as a commission for the right to operate on their premises, although this payment as percentage of the fee is generally smaller for credit card cash advances and POS debit card transactions than for ATM withdrawals. In addition, we are obligated to pay interchange fees to the issuing bank and processing costs related to the electronic payment transaction.
Check Verification and Warranty Services
Although the usage of checks relative to other forms of payment is declining, patrons still cash checks at gaming establishments to fund their gaming play. When a patron presents a check at the cashier, the gaming establishment can (a) accept or deny the transaction based on its own customer information and at its own risk; (b) obtain third-party verification information about the check writer and the check to manage its risk; or (c) obtain a warranty on payment of the check which entitles the gaming establishment to reimbursement of the full face amount of the check if it is dishonored.`
There are a number of check verification services. One such service is our Central Credit database, which is used primarily by gaming establishments to make credit issuing decisions. Central Credit maintains information on the check cashing history of many gaming establishment patrons. In general, we do not charge separately for check verification queries to our Central Credit database on a per transaction basis, but rather charge a fixed monthly subscription fee.
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
Other
We also market money transfer services that allow patrons to receive money transfers at gaming establishments and provide information services that automate cashier operations and enhance patron marketing activities. In the third quarter of 2006, we launched the Arriva Card, a credit card for consumers who perform cash advance transactions in gaming establishments. CIT Bank was the issuer of the card and provided the credit to the customers, while Arriva is the administrator and servicer of Arriva Card accounts. As servicer, we earn interest and other fees from customers related to the use of their Arriva Cards. On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. The Company has since actively marketed the Arriva business for sale.
ATM Cash Withdrawals
Our Products and Services
Our customer solutions consist of cash access products and services, information services and cashless gaming products.

Cash Access Products and Services	Information Services	Cashless Gaming Products

• Casino Cash Plus 3-in-1 ATM	• Central Credit	• 3-in-1 Enabled Redemption Devices

• QuikCash	• QuikCash Plus Web	• Powercash

• Check verification and warranty	• QuikReports

• Money transfers	• QuikMarketing

Cash Access Products and Services
We provide gaming establishments with the ability to enable their patrons to access cash through a variety of products and services.
Casino Cash Plus 3-in-1 ATM is an unmanned, cash-dispensing machine that offers patrons a quick way to access cash through ATM cash withdrawals, POS debit card transactions and credit card cash advances directly or using our patented “3-in-1 rollover” functionality. Our patented “3-in-1 rollover” functionality allows a gaming patron to easily convert an unsuccessful ATM cash withdrawal into a POS debit card transaction or a credit card cash advance. When a patron is denied a standard ATM transaction, our “3-in-1 rollover” functionality automatically provides the option of obtaining funds via a POS debit card transaction or a credit card cash advance. For authorized ATM transactions, the Casino Cash Plus 3-in-1 ATM dispenses cash to the patron. For successful POS debit card transactions and credit card cash advances, once the transaction is authorized, the Casino Cash Plus 3-in-1 ATM instructs the patron to proceed to the casino cashier, who completes the transaction by undertaking certain procedures in accordance with the rules of the major card associations, printing the money order, and dispensing cash to the patron. In addition to our own ATM, we have a strategic alliance with Capital One, N.A. (“Capital One”), pursuant to which we have incorporated our “3-in-1 rollover” functionality into Capital One ATMs and redemption devices that are located in gaming establishments. As of December 31, 2008, we had incorporated our “3-in-1 rollover” functionality into 162 Capital One ATMs and redemption devices that are located in gaming establishments.
QuikCash is the brand name of our stand-alone, non-ATM cash advance kiosks for the gaming industry. Our QuikCash kiosks are customer-activated terminals that provide patrons with access to credit card cash advances and POS debit card transactions. Once the transaction is authorized, the patron is instructed to proceed to the casino cashier, who undertakes certain procedures in accordance with the rules of the major card associations, prints the money order, and dispenses cash to the patron.
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

Improve Credit Decision-Making
Central Credit is the leading gaming patron credit bureau that allows gaming establishments to improve their credit-granting decisions. Our Central Credit database contains decades of gaming patron credit history and transaction data on millions of gaming patrons. Our gaming credit reports are comprised of information recorded from patron experiences at hundreds of gaming establishments. We provide such information to gaming establishments, who use that data, for among other things, to determine if or how much credit they will grant to a patron. To allow gaming establishments to improve their credit-granting decisions, Central Credit offers a variety of tools, including underwriting of gaming patron credit requests, and gaming credit reports. At a gaming establishment’s request, we can augment the information provided in our gaming credit reports with traditional credit reports or bank ratings obtained from third-party consumer credit bureaus and bank reporting agencies.
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

3-in-1 Enabled Redemption Device is a multi-function patron kiosk, which incorporates our “3-in-1 rollover” functionality for cash access into self-service kiosks for slot ticket redemption services provided by redemption device manufacturers, including NRT Technology Corporation (“NRT”). When a patron presses the cash out button on a cashless slot machine, the patron receives the value of the paper slot ticket dispensed from a printer embedded in the slot machine. The ticket can then be inserted into other slot machines or exchanged for cash at a redemption device. The availability of our cash access services on these slot ticket redemption devices provides us with additional points of contact with gaming patrons at locations that are closer to the slot machines than traditional cash access devices that are typically located on the periphery of the area within the gaming establishment where gaming activity is conducted. These additional points of contact provide gaming patrons with more opportunities to access their cash with less cashier involvement, thereby creating labor cost savings for gaming establishments. In addition, by incorporating our cash access services into a redemption device, we enjoy the benefit of the redemption device manufacturer’s existing relationships with gaming establishments and its sales and marketing efforts directed towards additional gaming establishments. We have the exclusive right to provide cash access services on self-service redemption devices serviced by NRT. We have a similar alliance with Western Money Systems, another provider of slot ticket and player point redemption kiosks, subject to completion of development and regulatory approval. We have an agreement with MCA Processing LLC, an entity controlled by two significant stockholders and former directors, under which we operate. Although we have installed our services on several MCA Processing, LLC devices, we have discontinued any further installations. We have a similar alliance with Glory (U.S.A.) Inc.
Powercash is a product that leverages a player’s loyalty card to enable that player to load funds on that card from their checking accounts, credit cards or debit cards. The player can then use those funds to play at the devices they are using without first obtaining cash.
Credit Card Servicing
On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business, and has since actively marketed the Arriva business for sale. The Arriva Card was a private label credit card issued by CIT Bank. The Arriva Card was structured specifically for use in any gaming establishment in the United States and the Caribbean in which the Company provided cash advance services. The Arriva Card was first issued in July 2006 and the last transaction occurred on April 21, 2008. As of December 31, 2008, there were only 6,155 cardholders of the Arriva Card with the only remaining business being collections of accounts receivable.
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
We have four issued United States patents and eight pending United States patent applications. We have nineteen United States trademark registrations, including one registered United States trademark relating to our name. In addition to our United States trademark registrations, we have trademarks already resgistered in the United States that are registered or pending registration in jurisdictions outside the United States. However, we rely principally on unregistered copyrights and trade secrets for protection of our intellectual property.

Our ACMs use biometric facial recognition technology and our patented “3-in-1 rollover” functionality to provide credit card cash advances, POS debit card transactions, ATM cash withdrawals, check cashing and money transfer services at a single, unmanned machine. These technologies are key differentiating technologies from our competitors.
During 2008, the Company made payments for software development and system maintenance to Infonox on the Web (“Infonox”) pursuant to agreements with Infonox. At the time the Company entered into these agreements, Infonox was controlled by Karim Masakatiya and Robert Cucinotta, who were also then members of our Board of Directors, and for a portion of 2008, Infonox was controlled by family members of Mr. Maskatiya. Infonox was acquired by Total System Services, Inc. on November 4,  2008 and is no longer controlled by members of Mr. Maskatiya’s family.
Sales and Marketing
We sell and market our products and services to gaming establishments primarily through the use of a direct sales force. The target customers of our direct sales force are gaming establishments in the United States and in international markets where gaming is conducted. Our target customers include traditional land-based casinos, gaming establishments operated on Native American lands, casinos, riverboats, cruise ships with gaming operations, pari-mutuel wagering facilities and card rooms. In 2008, 2007 and 2006, respectively, revenues from our operations outside the United States comprised 2.0%, 3.0% and 3.0% of our revenues.
Our sales and marketing efforts are directed by 13 sales executives, each with business development responsibility for the gaming establishments in those regions. These sales executives target all levels of gaming establishment personnel, including senior executives, finance professionals, marketing staff and cashiers, and seek to educate them on the benefits of our cash access products and services.
The sales executives are supported by 35 field account managers, who provide on site customer service to most of our customers. These field account managers reside in the vicinity of the specific gaming establishments that they support to ensure that they respond to the customer service needs of those gaming establishments.
We also have joint sales efforts with a number of strategic partners, including NRT, Western Money Systems and Capital One, which allow us to market our cash access services to gaming establishments through channels other than our direct sales force.
Competition
We compete with other providers of cash access services to the gaming industry. Our principal competitor in North America is Global Payments Inc. operating as Cash & Win. We also compete with financial institutions, such as U.S. Bancorp and other regional and local banks that operate ATMs on the premises of gaming establishments. Some of these other providers and financial institutions have also established cooperative relationships with each other to expand their service offerings. In markets outside North America, we encounter competition from banks and other financial service companies established in those markets.
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

Regulation
Various aspects of our business are subject to gaming regulation and financial services regulation. Depending on the nature of the noncompliance, our failure to comply with these regulations may result in the suspension or revocation of any license or registration at issue, cessation of our service as well as the imposition of civil fines and criminal penalties.
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

The changes in our ownership, management and corporate structure that resulted from the recapitalizations of our ownership in 2004 and our conversion from a limited liability company to a corporation in 2004, required us to notify many of the state and tribal gaming regulators under whose jurisdiction we operate. In many cases, those regulators asked us for further information and explanation of those changes. To date, we believe we have satisfied these inquiries. Given the magnitude of the changes in our ownership that resulted from the recapitalizations, we were required to re-apply for new permits or licenses in some jurisdictions, but were not required to discontinue our operations during the period of re-application. In 2005 we notified many of the state and tribal gaming regulators under whose jurisdictions we operate of our initial public offering of common stock, which required further disclosures or re-applications for new permits or licenses, none of which required us to discontinue our operations in any such jurisdictions. In some jurisdictions we are in the process of obtaining licenses and have yet to receive final approval of such licenses from the applicable regulatory authority. In these jurisdictions, we operate under temporary licenses or without a license. We may not be issued a license in these jurisdictions. Additionally, we operate under temporary approvals in some jurisdictions, as a result of renewal applications or applications filed as a result of our acquisitions of Certegy Gaming Services (“CGS”) and Cash Systems, Inc. (“CSI”).
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
Fund Transfers. Our POS debit card transactions and ATM services are subject to the Electronic Fund Transfer Act, which provides cardholders with rights with respect to electronic fund transfers, including the right to dispute unauthorized charges, charges that list the wrong date or amount, charges for goods and services that are not accepted or delivered as agreed, math errors and charges for which a cardholder asks for an explanation or written proof of transaction along with a claimed error or request for clarification. We have implemented the necessary policies and procedures in order to comply with the regulatory requirements for fund transfers.
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

Credit Reporting. Our Central Credit gaming patron credit bureau services and check verification and warranty services are subject to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003 and their implementing rules, which require consumer credit bureaus, such as Central Credit, to provide credit report information to businesses only for certain purposes and to otherwise safeguard credit report information; to disclose to consumers their credit report on request; and to permit consumers to dispute and correct inaccurate or incomplete information in their credit report. These laws and rules also govern the information that may be contained in a consumer credit report. We continue to implement policies and procedures as well as adapt our business practices in order to comply with these laws and regulations. In addition to federal regulation, our Central Credit gaming patron credit bureau services are subject to the state credit reporting regulations which impose similar requirements to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003. Our credit granting programs such as QuikCredit, also are subject to federal and state credit reporting laws and rules, requiring, among other things, that we notify consumers when we deny credit based on credit report information.
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
Privacy Regulations. Our collection of information from patrons who obtain from us financial products and services, such as our cash access services, are subject to the financial information privacy protection provisions of the Gramm-Leach-Bliley Act and its implementing federal regulations. We gather, as permitted by law, non-public, personally-identifiable financial information from patrons who use our cash access services, such as names, addresses, telephone numbers, bank and credit card account numbers and transaction information. The Gramm-Leach-Bliley Act requires us to safeguard and protect the privacy of such non-public personal information. Also, the Gramm-Leach-Bliley Act requires us to make disclosures to patrons regarding our privacy and information sharing policies and give patrons the opportunity to direct us not to disclose information about them to unaffiliated third parties in certain situations. In this regard, we provide patrons with a privacy notice, an opportunity to review our privacy policy, and an opportunity to opt out of specified types of disclosures. In addition to the federal Gramm-Leach-Bliley Act privacy regulations we are subject to state privacy regulations. Some state privacy regulations impose more stringent limitations on access and use of personal information. We continue to implement policies and programs as well as adapt our business practices in order to comply with federal and state privacy laws and regulations.
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
Arriva Card. On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business, and has since actively marketed the Arriva business for sale. The Arriva Card was a private label credit card issued by CIT Bank.
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
Employees
As of December 31, 2008, we had 626 employees. We are not subject to any collective bargaining agreements and have never been subject to a work stoppage. We believe that we have maintained good relationships with our employees.
Available Information
Our Internet address is http://www.gcainc.com We make available free of charge in the “Investor Relations” portion of our website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

ITEM 1A. RISK FACTORS
Risks Related to Our Business
If we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition and operating results may suffer a material adverse effect.
We enter into contracts with our gaming establishment customers to provide our cash access products and related services. Our contracts typically have a term ranging from one to five years in duration, but some are terminable upon 30 days advance notice or are terminable by our gaming establishment customers in the event that we fail to satisfy specific covenants set forth in the contracts, including gaming regulatory compliance covenants. We are typically required to renegotiate the terms of our customer contracts upon their expiration, and in some circumstances we may be forced to modify the terms of our contracts before they expire. When we have successfully renewed these contracts, these negotiations have in the past resulted in, and in the future may result in, financial and other terms that are less favorable to us than the terms of the expired contracts. In particular, we are often required to pay a higher commission rate to a gaming establishment than we previously paid in order to renew the relationship. Assuming constant transaction volume, increases in commissions or other incentives paid to gaming establishments would reduce our operating results. We may not succeed in renewing these contracts when they expire, which would result in a complete loss of revenue from that customer, either for an extended period of time or forever. If we are required to pay higher commission rates or agree to other less favorable terms to retain our customers or we are not able to renew our relationships with our customers upon the expiration of our contracts, our business, financial condition and operating results would be harmed.
Competition in the market for cash access services is intense, which could result in higher commissions or loss of customers to our competitors.
The market for cash access products and related services is intensely competitive, and we expect competition to increase and intensify in the future. We compete with other providers of cash access products and services such as Global Payment Systems (operating as Cash & Win). We compete with financial institutions such as U.S. Bancorp and other regional and local banks that operate ATMs on the premises of gaming establishments. In markets outside North America, we encounter competition from banks and other financial service companies established in those markets. We face competition from gaming establishments that choose to operate cash access systems on their own behalf rather than outsource to us. We may in the future also face competition from traditional transaction processors, such as First Data, that may choose to enter the gaming patron cash services market. Given its familiarity with our specific industry and business and operations as a result of being our majority owner from inception until March 10, 2004, First Data could be a significant competitive threat. In addition, we may in the future face potential competition from new entrants into the market for cash access products and related services, such as banks. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers including pre-existing relationships relating to other financial services, significantly greater financial, marketing, technological and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities.
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
For the years ended December 31, 2008 and 2007, our five largest customers accounted for approximately 34.2% and 40.3% of our revenues, respectively. Our largest customer accounted for 16.2% and 19.3% of our revenues in the years ended December 31, 2008 and 2007, respectively. The loss of, or a substantial decrease in revenues from, any one of our top customers could have a material adverse effect on our business and operating results.
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
As of December 31, 2008, we had total indebtedness of $265.8 million in principal amount (of which $152.8 million consisted of senior subordinated notes and $113.0 million consisted of senior secured debt). Our substantial indebtedness could have important consequences. For example, it:
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

We may encounter difficulties managing our growth, including growth through acquisitions or strategic investments, or the change of any of our providers, which could adversely affect our operating results.
Growth, including growth through acquisitions or strategic investments, or the change of any of our service providers, involve various risks, such as:
•	difficulty integrating the technologies, operations and personnel from the acquired business or a new service provider;
•	overestimation of potential synergies or a delay in realizing those synergies;
•	disruption to our ongoing business, including the diversion of management’s attention and of resources from our principal business;
•	inability to obtain the desired financial and strategic benefits from the acquisition or investment;
•	reduced ability to control maintenance schedules, system availability, functionality or customer service levels of a new service provider;
•	loss of customers of an acquired business;
•	assumption of unanticipated liabilities;
•	loss of key employees of an acquired business; and
•	entering into new markets in which we have limited prior experience.
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
We receive fees from the issuers of ATM cards that are used in our ATMs, which we call reverse interchange fees. The amounts of these reverse interchange fees are fixed by electronic funds transfer networks, and are subject to decrease in their discretion at any time. Our contracts with gaming operators do not enable us to pass through to our customers the amount of any decrease in reverse interchange fees. To the extent that reverse interchange fees are reduced, our net income would decrease, assuming no change in transaction volumes, which may result in a material adverse effect on our operating results.

A material increase in market interest rates or changing regulations could adversely affect our ATM business.
Pursuant to our contract with Bank of America, we are obligated to pay a monthly fee that is based upon the amount of cash used to supply our ATMs and a market interest rate. Assuming no change in the amount of cash used to supply our ATMs, an increase in market interest rates will result in an increase in the monthly fee that we must pay to obtain this supply of cash, thereby increasing our ATM operating costs. Any increase in the amount of cash required to supply our ATMs would magnify the impact of an increase in market interest rates. For the years ended December 31, 2008 and 2007, we incurred approximately $9.3 million and $15.9 million, respectively, in aggregate fees to Bank of America for this supply of cash.
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
In certain foreign regions in which we currently operate or may operate in the future, new card security features, such as the chip-and-pin feature, have been developed as a fraud deterrent. We must upgrade our devices in certain international jurisdictions to accept these new technologies. Until we comply with these security features, we will bear the chargeback risk on transactions completed without the use of these new technologies or may not be able to operate in such jurisdiction at all.
An unexpected increase in check warranty expenses could adversely affect our check warranty business.
We currently rely on TeleCheck to provide check warranty services to many of our customers. When a gaming establishment obtains an authorization from TeleCheck pursuant to its check warranty service, TeleCheck warrants payment on the patron’s check. If the patron’s check is subsequently dishonored upon presentment for payment, TeleCheck purchases the dishonored check from the gaming establishment for its face amount. Pursuant to the terms of our contract with TeleCheck, we share a portion of the loss associated with these dishonored checks. Although this contract limits the loss percentage of the dishonored checks to which we are exposed, there is no limit on the aggregate dollar amount to which we are exposed, which is a function of the face amount of checks warranted. TeleCheck manages and mitigates these dishonored checks through the use of risk analytics and collection efforts, including the additional fees that it is entitled to collect from check writers of dishonored checks. During the years ended December 31, 2008 and 2007, our warranty expenses with respect to TeleCheck’s check warranty service were $5.8 million and $5.7 million, respectively. We have no control over TeleCheck’s decision to warrant payment on a particular check, and we have limited visibility into TeleCheck’s collection activities. As a result, we may incur an unexpectedly high level of check warranty expenses at any time.
As an alternative to TeleCheck’s check warranty service, we have developed our own Central Credit check warranty service that is based upon our own proprietary information, data from third-party databases, and third-party risk analytics and actuarial assumptions. If these risk analytics or actuarial assumptions are ineffective, we may incur an unexpectedly high level of check warranty.

The loss of our sponsorship into the Visa U.S.A., Visa International and MasterCard card associations would have a material adverse effect on our business.
We cannot provide cash access services involving VISA cards and MasterCard cards in the United States without sponsorship into the Visa U.S.A. and MasterCard card associations. BAMS has agreed to sponsor us into the card associations at no cost to us through September 2010, subject to First Data’s continued indemnification of BAMS for any losses it may suffer as a result of such sponsorship. First Data will have the right to terminate its indemnification obligations prior to September 2010 in the event that we breach indemnification obligations that we owe to First Data, in the event that we incur chargebacks in excess of specified levels, in the event that we are fined in excess of specified amounts for violating card associations’ operating rules, or in the event that we amend the sponsorship agreement without First Data’s consent.
In the event that First Data terminates its indemnification obligations and as a result we lose our sponsorship by BAMS into the card associations, we would need to obtain sponsorship into the card associations through another member of the card associations that is capable of supporting our transaction volume. We would not be able to obtain such alternate sponsorship on terms as favorable to us as the terms of our current sponsorship by BAMS, which is at no cost to us, or at all.
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
A substantial portion of our revenues during the period covered by this report were derived from transactions subject to the extensive rules and regulations of the leading card associations, Visa International and Visa U.S.A. (collectively “VISA”), and MasterCard International (“MasterCard”). The rules and regulations do not expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations. As an example, we and certain of our providers must comply with the Payment Card Industry Data Security Standard. The failure by any of such providers to comply with such standards could result in our being finedbecoming exposed to the risk of ?.
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
We also process transactions involving the use of the proprietary credit cards such as those offered by Discover Card and American Express as well as other regional card issued in certain international markets. The rules and regulations of the proprietary credit card networks that service these cards present risks to us that are similar to those posed by the rules and regulations of VISA and MasterCard.

Our products and services are complex, depend on a myriad of complex networks and technologies and may be subject to software or hardware errors or failures that could lead to an increase in our costs, reduce our revenues or damage our reputation.
Our products and services, and the networks and third-party services upon which our products and services are based, are complex and may contain undetected errors or may suffer unexpected failures. We are exposed to the risk of failure of our proprietary computer systems, many of which are deployed, operated, monitored and supported by Infonox, which we do not control. We rely on Infonox to detect and respond to errors and failures in our proprietary computer systems. We rely on NRT, Western Money Systems and Glory for software development and system support of the self-service slot ticket and player point redemption kiosks that incorporate our cash access services. We are exposed to the risk of failure of the computer systems that are owned, operated and managed by USA Payments Systems, which we do not control. USA Payment Systems owns the data centers through which most of our transactions are processed, and we rely on USA Payment Systems to maintain the security and integrity of our transaction data, including backups thereof. We are in the process of transitioning from USA Payment Systems to an alternate electronic payment processor and will be subject to the same risks with respect to our successor processor as we are with USA Payment Systems. We also are exposed to the risk of failure of card association and electronic funds transfer networks that are used to process and settle our transactions. These networks, which are owned and operated by others, are subject to planned and unplanned outages and may suffer degradations in performance during peak processing times. Finally, we are subject to the risk of disruption to, or failure of, the telecommunications infrastructure upon which the interfaces among these systems are based. All of these systems and networks, upon which we rely to provide our services, are potentially vulnerable to computer viruses, physical or electronic break-ins, natural disasters and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete patron transactions.
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
Money Order Instruments. We currently rely on IPS to issue the negotiable instruments that are used to complete credit card cash advance and POS debit card transactions. Most states require a money transmitter license in order to issue the negotiable instruments that are used to complete credit card cash advance and POS debit card transactions. We do not hold any money transmitter licenses, but currently issue negotiable instruments as an agent of IPS, which holds the required money transmitter licenses, pursuant to an agreement that expires on December 31, 2009.
Prior to such date we will either be required to enter in an agency relationship with another third-party that holds the required money transmitter licenses or obtain our own money transmitter licenses. We may not be able to enter into an agreement for such an agency relationship on terms that are favorable to us prior to the expiration of our agreement with IPS, or at all, and we may not be able to obtain our own money transmitter licenses, in which case we may be unable to provide our credit card cash advance and POS debit card transactions, which would have a material adverse effect on our business and financial performance.
Check Warranty Services. We rely on TeleCheck to provide many of the check warranty services that our gaming establishment customers contract with us to use when cashing patron checks. Unless extended pursuant to its terms, our contract with TeleCheck expires on September 30, 2008. Unless we and TeleCheck mutually agree to a new contract, we will need to make alternative arrangements for the provision of check warranty services and we may not have any continuing interest in those contracts that are executed directly between the gaming establishments and TeleCheck, which may have a significant impact on revenues derived from check services. We may not be able to make such alternative arrangements on terms that are as favorable to us as the terms of our contract with TeleCheck, or on any terms at all. In addition, our Central Credit check warranty service, as currently deployed, uses risk analytics provided by third-party providers.
Authorizations and Settlement. We rely on USA Payments and USA Payment Systems to provide processing services by obtaining authorizations for credit card cash advances, POS debit card transactions, ATM cash withdrawal transactions and to provide settlement transaction files to card associations for some of these transactions. Additionally, USA Payment Systems may in some cases be dependent upon a single access point to connect to the various transaction processing networks. Our agreement with USA Payments and USA Payment Systems has purportedly been terminated by USA Payments and USA Payment Systems based upon allegations that we dispute. Our intention to transition to a new processor within the transition period set forth in our agreement with USA Payments and USA Payment Systems or at all has a number of risks, including those described above under “— We may encounter difficulties managing our growth —”.

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
ATM Cash Supply. We rely exclusively on Bank of America to supply cash for substantially all of our ATMs. Under our agreement, Bank of America is not obligated to supply us with more than $410 million in cash at any given time; however, to satisfy our ATM cash supply needs, Bank of America has regularly provided us with cash in excess of this limit. If Bank of America ever refuses to provide cash in excess of this limit, we would have an inadequate supply of cash for our ATMs. Upon the expiration of our agreement with Bank of America for the supply of ATM on December 19, 2010, we may not be able to obtain such adequate supply of cash on terms that are favorable to us or at all.
Software Development and System Support. We rely on Infonox, USAPayments and USA Payment Systems for software development and system support. In addition, we rely on NRT, Western Money Systems and Glory for software development and system support related to their self-service slot ticket and player point redemption kiosks that incorporate our cash access services.
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
We may have to rely on costly litigation to enforce our intellectual property rights and contractual rights. By pursuing this type of litigation, we become exposed to the risk of counterclaims and the risk that defendants will attempt to invalidate our right to the subject intellectual property or otherwise limit its scope.
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
On February 28, 2008, we announced that we would discontinue offering the Arriva Card, a private label credit card. We have incurred significant bad debt losses from this business and as part of this discontinuance, we may incur further losses from consumers who are unwilling or unable to pay their balances or from the loss we may experience from selling a portion or all of the receivable balance to another entity. As of December 31, 2008 the balance of net accounts receivable was $1.5 million.
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
Attempting to enter international markets in which we have not previously operated may expose us to political, economic, tax, legal and regulatory risks not faced by businesses that operate only in the United States. The legal and regulatory regimes of foreign markets and their ramifications on our business are less certain. Our international operations will be subject to a variety of risks, including different regulatory requirements and interpretations, trade barriers, difficulties in staffing and managing foreign operations, higher rates of fraud, fluctuations in currency exchange rates, difficulty in enforcing or interpreting contracts or legislation, political and economic instability and potentially adverse tax consequences. Difficulties in obtaining approvals, licenses or waivers from the monetary and gaming authorities of other jurisdictions, in addition to other potential regulatory and quasi-regulatory issues that we have not yet ascertained, may arise in international jurisdictions into which we attempt to enter. In these new markets, our operations will rely on an infrastructure of financial services and telecommunications facilities that may not be sufficient to support our business needs, such as the authorization and settlement services that are required to implement electronic payment transactions and the telecommunications facilities that would enable us to reliably connect our networks to our products at gaming establishments in these new markets. In these new markets, we may additionally provide services based upon interpretations of applicable law, which interpretation may be subject to regulatory or judicial review. These risks, among others, could materially adversely affect our business and operating results. In connection with our expansion into new international markets, we may forge strategic relationships with business partners to assist us. The success of our expansion into these markets therefore may depend in part upon the success of the business partners with whom we forge these strategic relationships. If we do not successfully form strategic relationships with the right business partners or if we are not able to overcome cultural differences or differences in business practices, our ability to penetrate these new international markets will suffer.

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
We depend on key personnel that may be difficult to replace.
Our future success depends upon our ability to attract, train and retain key executives and managers. We may need to increase the number of key managers as we further develop our products and services and as we enter new markets and expand in existing markets. Our ability to enter into contracts with gaming establishments depends in large part on the relationships that our key managers have formed with management-level personnel of gaming establishments. Competition for individuals with such relationships is intense, and we may not be successful in recruiting such personnel. Our employees are subject to certain noncompetition covenants following their departure from the Company, which noncompetition covenants could be rendered unenforceable in whole or in part. As such, we may not be able to retain such individuals as they may leave our Company and go to work for our competitors. Our sales efforts would be particularly hampered by the defection of personnel with long-standing relationships with management-level personnel of gaming establishments. If we are unable to attract or retain key personnel, our business, financial condition, operating results and liquidity could be materially adversely affected.
Failure to maintain an effective system of internal control over financial reporting may lead to our inability to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business, our reputation and the trading price of our stock.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed.
The Company’s assessment of its internal control over financial reporting has identified material weaknesses in the past, each of which was subsequently remediated. New material weaknesses may arise in the future. Any material weaknesses could cause us to fail to meet our reporting obligations, cause investors to lose confidence in our reported financial information, cause a decline or volatility in our stock prices, cause a reduction in our credit ratings or tarnish our public perception. Also, increased expenses due to remediation costs and increased regulatory scrutiny are also possible. Failure to remediate the prior material weaknesses in full or the need to remediate a future material weakness could adversely affect our financial condition or results of operations. Inadequate internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our reputation.
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

We operate our business in regions subject to natural disasters. Any interruption to our business resulting from a natural disaster will adversely affect our revenues and results of operations.
In the event of a natural disaster, the operations of gaming establishments could be negatively impacted or consumer demand for gaming could decline, or both, and as a result, our business could be interrupted, which will adversely affect our revenues and results of operations. For example, we believe that our revenues and results of operations in Louisiana and Mississippi were reduced in 2006 from what we would otherwise have expected as a result of Hurricanes Katrina and Rita, and that reduction may continue in the future. We do not carry any business interruption insurance.
Risks related to the industry
Economic downturns, a decline in the popularity of gaming or responsible gaming pressures could reduce the number of patrons that use our services or the amounts of cash that they access using our services.
We provide our cash access products and related services exclusively to gaming establishments for the purpose of enabling their patrons to access cash. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity, and participation in discretionary leisure activities has in the past and may in the future decline during economic downturns because consumers have less disposable income. Gaming activity may also decline based on changes in consumer confidence related to general economic conditions or outlook, fears of war, future acts of terrorism, or other factors. A reduction in tourism could also result in a decline in gaming activity. Finally, a legislature or regulatory authority may prohibit or significantly restrict gaming activities in its jurisdiction. Gaming competes with other leisure activities as a form of consumer entertainment and may lose popularity as new leisure activities arise or as other leisure activities become more popular. In addition, gaming in traditional gaming establishments (where we provide our services) competes with Internet-based gaming, which is currently not lawful in the United States of America. The popularity and acceptance of gaming is also influenced by the prevailing social mores and changes in social mores could result in reduced acceptance of gaming as a leisure activity. To the extent that the popularity of gaming in traditional gaming establishments declines as a result of either of these factors, the demand for our cash access services may decline and our business may be harmed.
Our ability to sustain our existing customer relationships and establish new customer relationships depends in part on the support of, or lack of opposition from, social responsibility organizations that are dedicated to addressing problem gaming. We may be affected by litigation or lobbying efforts to combat problem gaming because we provide patrons the ability to access their cash in gaming establishments.
Changes in consumer willingness to pay a fee to access their funds could reduce the demand for our cash access products and services.
Our business depends upon the willingness of patrons to pay a service fee to access their own funds on the premises of a gaming establishment. In most retail environments, consumers typically do not pay an additional fee for using non-cash payment methods such as credit cards, POS debit cards or checks. Gaming patrons could bring more cash with them to gaming establishments, or access cash outside of gaming establishments without paying a fee for the convenience of not having to leave the gaming establishment. To the extent that gaming patrons become unwilling to pay these fees for convenience or lower cost cash access alternatives become available, the demand for cash access services within gaming establishments will decline and our business could suffer.

We are subject to extensive governmental gaming regulation, which may harm our business.
We are subject to a variety of regulations in the jurisdictions in which we operate. Most of the gaming regulators in jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machine or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors and construction contractors. In these jurisdictions, we are generally characterized as a non-gaming supplier or vendor and we must obtain a non-gaming supplier’s or vendor’s license, qualification or approval. The obtaining of these licenses, qualifications or approvals and the regulations imposed on non-gaming suppliers and vendors are typically less stringent than for gaming related suppliers and vendors. However, some of the gaming regulators in jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors, and in those jurisdictions we currently are subject to the same stringent licensing, qualification and approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Such requirements include licensure or finding of suitability for some of our officers, directors and beneficial owners of our securities. If gaming regulatory authorities were to find any such officer, director or beneficial owner unsuitable, or if any such officer, director, or beneficial owner fails to comply with any licensure requirements, we would be required to sever our relationship with that person. Severing our relationship with a person may require such individual ceasing to provide services to us in any capacity, including as an officer, director, employee or consultant, such person divesting himself, herself or itself of all or substantially all of its equity interest in us, and we refraining from conducting any business or maintaining any business relationship with such person or any entity that such person is a director, officer or stockholder of or otherwise affiliated with. Any of the foregoing could be costly to the Company and materially disruptive of its management and operations. Our failure to sever our relationship with a person in a manner acceptable to the gaming regulatory authorities or at all may result in the loss or denial of licensure or a finding of unsuitability, which loss or denial of licensure of finding of unsuitability by a gaming regulatory authority may prohibit us from continuing to operate in such jurisdiction. Any loss or denial of licensure or finding of unsuitability in any one jurisdiction would likely result in similar adverse regulatory actions in several other jurisdictions, resulting in a domino effect of adverse regulatory actions. The effects of the internal investigation that we announced on November 14, 2007 have resulted in heightened scrutiny from gaming regulators and an increased risk of regulatory intervention as has the activities of certain of our stockholders in the conduct of businesses unaffiliated with the Company.
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
Our Central Credit gaming patron credit bureau services are subject to the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003 and similar state laws. Our QuikCredit service and TeleCheck’s and our collection practices in connection with dishonored checks with respect to which TeleCheck or Central Credit has issued authorizations pursuant to TeleCheck’s or Central Credit’s check warranty service, are subject to the Fair Debt Collections Practices Act and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs and our ability to surcharge cardholders who use our ATMs. The cash access services we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. We are required to file suspicious activity reports, or SARs, with respect to transactions completed at all gaming establishments at which our cash access services are provided. If we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher or offer our QuikCredit service, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers. We are considering obtaining money transmitter licenses in many states, which would cause us to become subject to state licensing requirements and regulations governing money transmitters.
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
By providing the Arriva Card to consumers, we also have become subject to a variety of state and federal laws governing credit reporting and collection practices, and such collection regulations may impede or even prevent our ability to collect amounts owed to us. These regulations include, but are not limited to, the Federal Truth in Lending Act (Regulation Z) and the Equal Credit Opportunity Act (Regulation B). In addition, by providing the Arriva Card to consumers, we have become subject to an extensive array of federal and state statutes and regulations applicable to consumer lending including, but not limited to, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act. If our collection practices while we exit the consumer business are deemed to be in violation of these rules and regulations we could be subject to fines and penalties which could have a material adverse effect upon our business, cash flows or results of operations.
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
Following our public announcement on November 14, 2007 of an internal investigation by an independent committee of our Board of Directors and the delay in filing our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, the trading price of our common stock suffered a significant decline. Derivative and securities class action litigation is often brought against a company following a decline in the market price of its securities.
On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Exchange Act, as amended. On February 8, 2008, an additional derivative action was filed by a separate stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, insider trading and waste of corporate assets. On May 5, 2008, the foregoing actions were consolidated and an amended complaint was filed that continues to pursue only state law claims but not violations of Sections 10(b) or 20(a) of the Exchange Act, as amended. Following the filing of motions to dismiss by the defendants, a second amended complaint was filed. Thereafter, plaintiffs amended again in December 2008. The third amended complaint alleges essentially the same legal claims as former complaints and seeks, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholders including attorneys’ fees. The defendants are seeking to dismiss the third amended complaint. The Company has indemnification agreements with each of the individual defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such individuals from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action.
On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our former directors, our former chief executive officer, M&C International, Summit Partners, L.P., and certain underwriters to two prior stock offerings to the public. On June 10, 2008, an additional class action was filed, naming essentially the same defendants and stating similar claims. On June 26, 2008, the foregoing actions were consolidated in New York, and the Court appointed a lead plaintiff and lead counsel. In August 2008, the lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint names as additional defendants our former chief financial officer, certain current and former directors and additional underwriters and defendants and purports to allege violations of Sections 11, 12(a)(2) and 15 the Securities Act of 1933. The plaintiffs seek, among other things, damages and rescission. Following motions by defendants, the action transferred to the District of Nevada in October 2008 and consolidated with the pending derivative action for pretrial purposes. Defendants are seeking to dismiss the class action complaint. The Company has indemnification agreements with each of the other defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such defendants from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however the Company believes it has meritorious defenses and will vigorously defend this action.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in a facility in Las Vegas, Nevada consisting of approximately 40,000 square feet of office space, which is under a lease through April 2011. We also lease several other properties: remote sales offices in Atlantic City, New Jersey under a lease through July 2010, in Macau SAR under a lease through February 2010, in Burnsville, Minnesota under lease through July 2009, and in Las Vegas, Nevada under lease through July 2009. We believe that these facilities are adequate for our business as presently conducted.
ITEM 3. LEGAL PROCEEDINGS
On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Exchange Act, as amended. On February 8, 2008, an additional derivative action was filed by a separate stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, insider trading and waste of corporate assets. On May 5, 2008, the foregoing actions were consolidated and an amended complaint was filed that continues to pursue only state law claims but not violations of Sections 10(b) or 20(a) of the Exchange Act, as amended. Following the filing of motions to dismiss by the defendants, a second amended complaint was filed. Thereafter, plaintiffs amended again in December 2008. The third amended complaint alleges essentially the same legal claims as former complaints and seeks, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholders including attorneys’ fees. The defendants are seeking to dismiss the third amended complaint. The Company has indemnification agreements with each of the individual defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such individuals from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action.
On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our former directors, our former chief executive officer, M&C International, Summit Partners, L.P., and certain underwriters to two prior stock offerings to the public. On June 10, 2008, an additional class action was filed, naming essentially the same defendants and stating similar claims. On June 26, 2008, the foregoing actions were consolidated in New York, and the Court appointed a lead plaintiff and lead counsel. In August 2008, the lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint names as additional defendants our former chief financial officer, certain current and former directors and additional underwriters and defendants and purports to allege violations of Sections 11, 12(a)(2) and 15 the Securities Act of 1933. The plaintiffs seek, among other things, damages and rescission. Following motions by defendants, the action transferred to the District of Nevada in October 2008 and consolidated with the pending derivative action for pretrial purposes. Defendants are seeking to dismiss the class action complaint. The Company has indemnification agreements with each of the other defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such defendants from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however the Company believes it has meritorious defenses and will vigorously defend this action.

We are threatened with or named as a defendant in various lawsuits arising in the ordinary course of business, such as personal injury claims and employment-related claims as well being threatened or named as a defendant in lawsuits arising in the ordinary course of business and assumed as a result of the acquisition of Certegy Gaming Services (“CGS”) and for which we have indemnification rights. It is not possible to determine the ultimate disposition of these matters; however, we are of the opinion that the final resolution of any such threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flows, results of operations or financial position.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has traded on the New York Stock Exchange under the symbol “GCA” since September 23, 2005. Prior to that time, there was no public market for our stock. On March 4, 2009 there were 16 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
The following table sets forth for the indicated periods, the high and low closing sale prices per share of our common stock:

	Price Range
	High	Low
2008:
First Quarter	$5.93	$5.48
Second Quarter	6.88	6.48
Third Quarter	5.98	5.65
Fourth Quarter	2.99	2.72

2007:
First Quarter	$16.69	$14.33
Second Quarter	16.81	15.35
Third Quarter	16.56	10.55
Fourth Quarter	11.25	3.06
On March 4, 2009, the closing sale price of our common stock on the New York Stock Exchange was $3.27.
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

Common Stock Repurchases
On February 6, 2007, the Company’s Board of Directors authorized the repurchase pursuant to Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, of up to $50.0 million worth of the Company’s issued and outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes. The maximum authorized repurchases were completed during the first quarter of 2008.
ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

							Maximum
							Approximate Dollar
					Total Number of Shares		Value of Shares that
	Total Number of		Average Price per		Purchased as Part of		May Yet Be Purchased
	Shares Purchased or		Share Purchased or		Publicly Announced		Under the Plans or
	Withheld		Withheld		Plans or Programs		Programs
10/1/08 – 10/31/08	0	(1)	0.00	(3)	0	(1)	0	(5)
	2,422	(2)	3.58	(4)	2,422	(2)
11/1/08 – 11/30/08	0	(1)	0.00	(3)	0	(1)	0	(5)
	2,679	(2)	3.47	(4)	2,679	(2)
12/1/08 – 12/31/08	0	(1)	0.00	(3)	0	(1)	0	(5)
	2,193	(2)	2.64	(4)	2,193	(2)
Subtotals	0	(1)	0.00	(3)	0	(1)
	7,294	(2)	0.00	(4)	7,294	(2)
Total	7,294		0.00		7,294

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

STOCK PERFORMANCE GRAPH
The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Information Technology Index during the approximately 39-month period ending December 31, 2008. As a result of changes in our operations and focus, we believe that the S&P Information Technology Index is a better comparison point for the performance of companies that operate in our industry.
The graph assumes that $100 was invested on September 23, 2005 (the first day our common stock was publicly traded) in our common stock and the $100 was invested on August 31, 2005 in the S&P 500 Index and the S&P Information Technology Index, and that all dividends were reinvested. Research Data Group, Inc. furnished this data. Cumulative total stockholder returns for our common stock, the S&P 500 Index and the S&P Information Technology Index are based on the calendar month end closing prices. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal years ended December 31, 2008, 2007, 2006, 2005, and 2004 have been derived from our audited consolidated financial statements, some of which are included herein. Our selected consolidated financial data may not be indicative of our future financial condition or results of operations. The pro forma income tax amounts below have been calculated to reflect the taxes that would have been reported had we been subject to federal and state income taxes as a corporation during the periods presented.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(amounts in thousands, except per share)
Income Statement Data:
Revenues
Cash advance	$326,476	$316,094	$287,053	$235,055	$209,962
ATM	289,122	240,575	221,727	182,291	158,433
Check services	42,366	31,126	29,166	26,376	23,768
Central Credit and other revenues	13,644	10,145	9,827	10,358	10,840

Total revenues	671,608	597,940	547,773	454,080	403,003

Cost of revenues (exclusive of depreciation and amortization)	(492,974)	(428,508)	(384,718)	(308,481)	(270,095)
Operating expenses	(83,962)	(79,614)	(65,021)	(51,206)	(45,339)
Depreciation and amortization	(16,026)	(11,600)	(9,794)	(12,109)	(13,548)

Operating income	78,646	78,218	88,240	82,284	74,021
Interest expense, net (1)	(27,888)	(34,515)	(42,038)	(51,879)	(32,025)

Income from continuing operations before income tax (provision) benefit and minority ownership loss	50,758	43,703	46,202	30,405	41,996
Income tax (provision) benefit	(23,349)	(16,709)	(17,832)	(7,953)	212,422

Income from continuing operations before minority ownership loss	27,409	26,994	28,370	22,452	254,418
Minority ownership loss, net of tax (2)	86	236	183	139	137

Income from continuing operations	27,495	27,230	28,553	22,591	254,555
Loss from discontinued operations, net of tax	(3,939)	(3,526)	(1,944)	—	—

Net income	$23,556	$23,704	$26,609	$22,591	$254,555

Basic earnings per share:
Continuing operations	$0.36	$0.34	$0.35	$0.49	$7.91

Discontinued operations	$(0.05)	$(0.05)	$(0.02)	$—	$—

Net income	$0.31	$0.29	$0.33	$0.49	$7.91

Diluted earnings per share:
Continuing operations	$0.36	$0.33	$0.35	$0.30	$3.56

Discontinued operations	$(0.05)	$(0.04)	$(0.03)	$—	$—

Net income	$0.31	$0.29	$0.32	$0.30	$3.56

Weighted average number of common shares outstanding:
Basic	76,787	81,108	81,641	45,643	32,175

Diluted	76,796	81,377	81,921	74,486	71,566

Pro forma computation related to conversion to corporation for income tax purposes
Income before income tax benefit (provision) and minority ownership loss—historical	N/A	N/A	N/A	N/A	$41,996
Income tax provision—historical, exclusive of one-time tax benefit (3)	N/A	N/A	N/A	N/A	(10,443)
Pro forma income tax provision—unaudited (4)	N/A	N/A	N/A	N/A	(4,600)
Minority ownership loss — historical loss, net of tax	N/A	N/A	N/A	N/A	137

Pro forma net income	N/A	N/A	N/A	N/A	$27,090

Pro forma earnings per share
Basic	N/A	N/A	N/A	N/A	$0.84
Diluted	N/A	N/A	N/A	N/A	$0.38

Balance Sheet Data: (at end of period)
Cash and cash equivalents	$77,148	$71,063	$42,269	$35,123	$49,577
Total assets	559,150	538,302	587,474	510,418	496,625
Total borrowings	265,750	263,480	274,480	321,412	478,250
Stockholders’ equity (deficiency) and members’ capital	160,878	138,296	132,157	94,484	(56,779)

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Other Data:
Net cash provided by operating activities	$71,324	$91,874	$70,079	$38,585	$75,212
Net cash used in investing activities (5)	(58,708)	(10,960)	(17,061)	(17,860)	(4,861)
Net cash used in financing activities	(7,217)	(49,715)	(46,761)	(35,190)	(43,950)

Other Data (unaudited):
Aggregate dollar amount processed (in billions):
Cash advance	$6.5	$6.4	$5.7	$4.7	$4.2
ATM	$15.2	$13.6	$12.3	$9.9	$8.4
Check warranty	$1.8	$1.4	$1.3	$1.1	$0.9
Number of transactions completed (in millions):
Cash advance	12.2	11.3	10.4	9.1	8.8
ATM	84.7	73.5	69.2	58.9	53.2
Check warranty	6.5	5.3	5.1	4.7	4.3

(1)	Interest expense, net, includes interest income and loss on early extinguishment of debt.

(2)	Minority ownership loss, net of tax, represents the portion of the loss from operations of IFT that is attributable to the 40% ownership interest in IFT that is not owned by us.

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

The following table presents the computation of the pro forma income tax expense for all the periods presented (amounts in thousands):

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Income before income taxes, as reported	N/A	N/A	N/A	N/A	$41,996
Effective pro forma income tax rate	N/A	N/A	N/A	N/A	36.00%

Pro forma income tax expense	N/A	N/A	N/A	N/A	$15,119

(5)	In 2004, net cash used in investing activities includes $1.0 million of non-compete payments to two former executives.

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
We began our operations as a joint venture limited liability company among M&C International, entities affiliated with Bank of America Corporation and First Data in July 1998. In September 2000, Bank of America Corporation sold its entire ownership interest in us to M&C International and First Data. In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 and borrowed $260 million under senior secured credit facilities. Global Cash Access Holdings, Inc. was formed to hold all of the outstanding ownership interests of Global Cash Access, Inc. and has guaranteed the obligations under the senior secured credit facilities. A substantial portion of the proceeds of these senior subordinated notes and senior secured credit facilities were used to redeem all of First Data’s ownership interest in us and a portion of M&C International’s ownership interest in us through a recapitalization (the “Recapitalization”), in which Bank of America Corporation reacquired an ownership interest in us. In May 2004, we completed a private equity restructuring (the “Private Equity Restructuring”) in which M&C International sold a portion of its ownership interest in us to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a Delaware corporation.
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
Commencing in the third quarter of 2006, we began marketing the Arriva Card, a private-label revolving credit card aimed at consumers who perform cash advance transactions in gaming establishments. We announced on February 28, 2008 that we intended to exit the Arriva business. We have since began marketing the assets of Arriva for sale and accordingly, have classified the net assets of Arriva as available for sale in our consolidated balance sheets as of December 31, 2008 and 2007 and have reclassified the operating results of Arriva to discontinued operations in the consolidated statements of income for the years ended December 31, 2008, 2007 and 2006.
In April 2008, we completed the acquisition of CGS, an enterprise providing cash access and check products and services to the gaming industry similar to GCA. The results of operations of CGS have been reflected in the applicable business segment financial information following this acquisition. In August 2008, we completed the acquisition of CSI, a provider of cash access and related services to the retail and gaming industries similar to GCA. The results of operations of CSI have been reflected in the applicable business segment financial information following this acquisition.
Other than insubstantial assets that are immaterial in amount and nature, the sole asset of Global Cash Access Holdings, Inc. is the capital stock of Global Cash Access, Inc. The consolidated financial data set forth and discussed below reflects our financial condition as if Global Cash Access, Inc. had been a wholly-owned subsidiary of Global Cash Access Holdings, Inc. during each of the periods and at the dates presented.

Principal Sources of Revenues and Expenses
Our principal sources of revenues include:
Cash Advance Revenues. Cash advance revenues are comprised of transaction fees assessed to gaming patrons in connection with credit card cash advances and POS debit card transactions at the time the transactions are authorized. Such fees are based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash advance or POS debit card transaction amount.
ATM Revenues. ATM revenues are comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and reverse interchange fees paid to us by the patrons’ issuing banks. Cardholder surcharges are recognized as revenue when a transaction is initiated and reverse interchange is recognized as revenue on a monthly basis based on the total transactions occurring during the month. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount.
Check Services Revenues. Check services revenues are principally comprised of check warranty revenues and are generally based upon a percentage of the face amount of checks warranted. These fees are paid to us by gaming establishments. In some cases, gaming establishments pass on the fees to patrons. From 2002 to 2004, the face amount of checks warranted declined. In the fourth quarter of 2004, we introduced our Central Credit Check Warranty product, and its successful adoption in the marketplace has contributed to an increase in the face amount of checks warranted.
Central Credit Revenues. Central Credit revenues are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated.
Other Revenues. Other Revenues are based on a fee for a specific service performed. Other Revenues were comprised mostly of revenue generated from Global Recovery Services Revenues (“GRS”). This revenue results from a fee collected from GCA clients for research and investigation, using GCA’s proprietary data base to identify funds associated with individual credit card cash advance and POS debit card transaction money transfers that were issued upon the completion of such a transaction for which a charge or debit was made to a cardholder’s account but the bank draft was not successfully deposited by GCA’s client.
Our principal costs and expenses include:
Cost of Revenues (exclusive of Depreciation and Amortization). Cost of revenues are costs and expenses directly related to the generation of revenue and exclude depreciation and amortization. For credit card cash advance and POS debit card transactions, ATM transactions and, to a much lesser extent, check services, we pay a commission to the gaming establishment at which the transaction occurs. Commissions are the largest component of cost of revenues (exclusive of depreciation and amortization). We expect commissions to increase as a percentage of revenue as new contracts are signed or existing contracts are renewed. We pay credit card associations and POS debit networks interchange fees for services they provide in routing transactions through their networks. In addition, we pay fees to participate in various ATM networks. The amounts of these interchange fees are determined by the card associations and networks in their sole discretion, and are subject to increase in their discretion from time to time. Many of our cash access contracts enable us to pass through to our gaming establishment customers, who may in turn pass through to patrons, the amount of any increase in interchange or processing fees. In the past, the major card associations have increased interchange rates at least annually, and they may do so in the future. We pay connectivity and processing fees to our network services providers. We incur warranty expense when checks that we have warranted through our Central Credit check warranty service or that TeleCheck has warranted through its check warranty service are dishonored upon presentment for payment. Our contract with TeleCheck limits our warranty expense for checks warranted by TeleCheck to a maximum percentage of the total face amount of dishonored checks. We have no limits on warranty expense for our Central Credit check warranty service. Other cost of revenues (exclusive of depreciation and amortization) consists primarily of costs related to delivering our Central Credit service and our patron marketing activities.

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
Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt includes the redemption premiums paid to retire our borrowings and the write-off of the deferred financing costs related to retired borrowings for the year ended December 31, 2006.
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

Results of Operations
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
The following table sets forth the condensed consolidated results of operations for the years ended December 31, 2008 and December 31, 2007 (amounts in thousands):

	December 31, 2008		December 31, 2007
	$	%	$	%
Revenues
Cash advance	$326,476	48.6%	$316,094	52.9%
ATM	289,122	43.0	240,575	40.2
Check services	42,366	6.3	31,126	5.2
Central Credit and other revenues	13,644	2.0	10,145	1.7

Total revenues	671,608	100.0	597,940	100.0

Cost of revenues (exclusive of depreciation and amortization)	(492,974)	(73.4)	(428,508)	(71.7)
Operating expenses	(83,962)	(12.5)	(79,614)	(13.3)
Depreciation and amortization	(16,026)	(2.4)	(11,600)	(1.9)

Operating income	78,646	11.7	78,218	13.1

Interest expense, net	(27,888)	(4.2)	(34,515)	(5.8)

Income from continuing operations before income tax provision and minority ownership loss	50,758	7.6	43,703	7.3

Income tax provision	(23,349)	(3.5)	(16,709)	(2.8)

Income from continuing operations before minority ownership loss	27,409	4.1	26,994	4.5

Minority ownership loss, net of tax	86	0.0	236	0.0

Income from continuing operations	$27,495	4.1	$27,230	4.6

Loss from discontinued operations, net of tax	$(3,939)	(0.6)	$(3,526)	(0.6)

Net income	$23,556	3.5%	$23,704	4.0%

Total Revenues
Total revenues for the year ended December 31, 2008 were $671.6 million, an increase of $73.7 million, or 12.3%, as compared to the year ended December 31, 2007. Increases in revenue were driven by the acquisition of CGS and CSI. These increases were offset by the cessation of cash advance services in the United Kingdom in September 2007 driven by changes in the regulatory environment in that jurisdiction. We define same-store revenue as revenue derived from a gaming property that was operating on GCA’s platform during the entire reference period excluding those revenues derived from CGS and CSI customers. The increase in revenues is further discussed on a product basis below:
Cash Advance. Cash advance revenue for the year ended December 31, 2008 was $326.5 million, an increase of $10.4 million, or 3.3%, as compared to the year ended December 31, 2007. This increase was driven by the acquisitions of CGS in April 2008 and CSI effective in August 2008. This increase in revenue driven by the acquisitions was offset by the cessation of the United Kingdom business in 2007 and a decline in same-store revenues of approximately 7.7% due to unfavorable economic conditions.
ATM. ATM revenue for the year ended December 31, 2008 was $289.1 million, an increase of $48.5 million, or 20.2%, as compared to the year ended December 31, 2007. The increase was primarily attributable to the acquisitions of CGS effective in April 2008 and CSI effective in August 2008. Transactions increased by 14.7% whereas revenue per transaction decreased by 2.0%. This increase in revenue driven by the acquisitions was offset by declines in same-store revenue of approximately 4.4% due to unfavorable economic conditions.
Check Services. Check services revenue for the year ended December 31, 2008 was $42.4 million, an increase of $11.3 million, or 36.3%, as compared to the year ended December 31, 2007. This increase was primarily attributable to the acquisitions of CGS effective in April 2008 and CSI effective in August 2008. This increase was driven both by an increase in the number of checks warranted by 23. 3% and an increase in the per face value of checks warranted by 2.1%.
Central Credit and Other. Central Credit and other revenues for the year ended December 31, 2008, were $13.6 million, an increase of $3.5 million, or 34.6%, as compared to the year ended December 31, 2007. This increase was primarily attributable to the acquisitions of CGS effective in April 2008 and CSI effective in August 2008 compounded by additional revenue from GRS which is new to 2008. We do not expect GRS to contribute material revenue to 2009 and beyond.
We expect revenues in 2009 to continue to increase due to the additional business from the integration of CGS and CSI, despite the economic downturn.
We provide our cash access products and related services exclusively to gaming establishments for the purpose of enabling our patrons to access cash. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity and participation in discretionary leisure activities has in the past and may in the future decline during economic downturns as fewer patrons frequent gaming establishments due to a lack of confidence related to general economic conditions. With fewer patrons visiting gaming establishments there may be less gaming activity which could result in a decrease in use of our cash access products and related services during fiscal year 2009.
Costs and Expenses
Cost of Revenues (exclusive of Depreciation and Amortization). Cost of revenues (exclusive of depreciation and amortization) for the year ended December 31, 2008, were $493.0 million, an increase of $64.5 million, or 15.0%, as compared to the year ended December 31, 2007. As a percentage of revenue, Cost of revenue (exclusive of depreciation and amortization) increased from 71.7% in 2007 to 73.4% in 2008. This increase was primarily attributable to the acquisitions of CGS effective in April 2008 and CSI effective in 2008. Both CGS and CSI had higher cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue than GCA’s historical business. Cost of revenues (exclusive of depreciation and amortization) increased by 15% and revenues increased by only 12% which resulted in gross margins improving by only 5% over last year.
Operating Expenses. Operating expenses for the year ended December 31, 2008 were $84.0 million, an increase of $4.4 million, or 5.5%, as compared to the year ended December 31, 2007. The increase in operating expenses is driven primarily by the acquisitions of GCS and CSI. In each case, GCA increased the number of booth operations that it manages for its customers resulting in booth employees and increased number of ATMs which are maintained resulting in increased ATM management costs. Also, the integration of CSI resulted in increased costs associated specifically with integration activities such as one-time device set-up charges and increase travel. Operating expenses as a percentage of revenue remained relatively flat with a slight decrease of 0.8% over last year.
Depreciation and Amortization. Depreciation expense for the year ended December 31, 2008 was $8.9 million, an increase of $2.6 million, or 41.3%, as compared to the year ended December 31, 2007. This increase is due primarily to the increase in depreciable assets and amortizing intangibles due to the acquisitions of CGS and CSI partially offset by the cessation of amortization of GCA customer contracts that had become fully amortized.

Primarily as a result of the factors described above, operating income for the year ended December 31, 2008 was $78.6 million and relatively flat as compared to the year ended December 31, 2007.
Interest Expense, Net. Interest expense, net, was $27.9 million in 2008, a decrease of $6.6 million, or 19.1%, from $34.5 million in 2007. The decrease resulted from significantly lower interest rates compared to the prior period moderated by higher average outstanding borrowings and a higher average draw on the Bank of America Treasury Services Agreement. The average balances drawn on this agreement were $319.2 million and $285.2 million for the years ended December 31, 2008 and 2007, respectively. Assuming a constant level of LIBOR, we expect that interest expense, net will decline in 2009 as a result of lower anticipated levels of outstanding indebtedness and lower average rates for 2009.
Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $50.8 million for the year ended December 31, 2008, an increase of $7.1 million, or 16.3%, as compared to the prior year.
Income Tax. Income tax expense was $23.3 million for the year ended December 31, 2008. The increase in income tax expense during 2008 is primarily attributable to certain equity awards to former officers which expired in the fourth quarter which resulted in an effective tax rate for the year of 46%.
Primarily as a result of the foregoing, income before minority ownership loss was $27.4 million for the year ended December 31, 2006, an increase of $0.4 million, or 1.5%, as compared to the prior year.
Minority Ownership Loss, net of Tax. Minority ownership loss, net of tax, attributable to IFT for the year ended December 31, 2008 was $86,000, a decrease of $150,000 or 63.6% from $236,000 for the year ended December 31, 2007. We expect that IFT will record a loss in 2009 as well.
Primarily as a result of the foregoing, net income was $23.6 million for the year ended December 31, 2008, a decrease of $0.1 million or 0.4%, as compared to the prior year.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
The following table sets forth the condensed consolidated results of operations for the years ended December 31, 2007 and December 31, 2006 (amounts in thousands):

	December 31, 2007		December 31, 2006
	$	%	$	%
Revenues
Cash advance	$316,094	52.9%	$287,053	52.4%
ATM	240,575	40.2	221,727	40.5
Check services	31,126	5.2	29,166	5.3
Central Credit and other revenues	10,145	1.7	9,827	1.8

Total revenues	597,940	100.0	547,773	100.0

Cost of revenues (exclusive of depreciation and amortization)	(428,508)	(71.7)	(384,718)	(70.2)
Operating expenses	(79,614)	(13.3)	(65,021)	(11.9)
Depreciation and amortization	(11,600)	(1.9)	(9,794)	(1.8)

Operating income	78,218	13.1	88,240	16.1

Interest income (expense), net	(34,515)	(5.8)	(42,038)	(7.7)

Income from continuing operations before income tax (provision) benefit and minority ownership loss	43,703	7.3	46,202	8.4

Income tax (provision) benefit	(16,709)	(2.8)	(17,832)	(3.3)

Income from continuing operations before minority ownership loss	26,994	4.5	28,370	5.2

Minority ownership loss, net of tax	236	0.0	183	0.1

Income from continuing operations	$27,230	4.6	$28,553	5.2

Loss from discontinued operations, net of tax	$(3,526)	(0.6)	$(1,944)	(0.4)

Net income	$23,704	4.0%	$26,609	4.9%

Total Revenues
Total revenues for the year ended December 31, 2007 were $597.9 million, an increase of $50.2 million, or 9.2%, as compared to the year ended December 31, 2006. This increase was primarily due to the reasons described below.
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
Central Credit and Other. Central Credit and other revenues for the year ended December 31, 2007, were $10.1 million, an increase of $0.3 million, or 3.2%, as compared to the year ended December 31, 2006. The increase was primarily due to the addition of new contracts for credit check services.

Costs and Expenses
Cost of Revenues (exclusive of Depreciation and Amortization). Cost of revenues (exclusive of depreciation and amortization) increased 11.4% from $384.7 million to $428.5 million. As a percentage of revenue, Cost of revenue (exclusive of depreciation and amortization) increased from 70.2% in 2006 to 71.6% in 2007. This increase is primarily due to an increased proportion of interchange fees driven by the increased proportion of revenue coming from cash advance transactions and increased commissions paid to our customers as a percentage of revenue resulting from renewals at rates less favorable to the Company in 2007.
Operating Expenses. Operating expenses for the year ended December 31, 2007 were $79.6 million, an increase of $14.6 million, or 22.4%, as compared to the year ended December 31, 2006. This increase in operating expenses is primarily attributed to: (1) an increase in professional services fees related to the conduct of an internal investigation in the fourth quarter of 2007 of approximately $4.3 million; (2) an increase in non-cash stock compensation expense of $13.1 million due primarily to departure of our former CEO and CFO resulting in an accelerated recognition of otherwise amortizing costs; and (3) approximately $2.5 million of additional payroll expense from the growth in average head count and approximately $0.8 million in termination benefits to former executives. Offsetting these increases are other operating income of (1) $2.6 million related to our settlement of the Visa Check/MasterMoney Antitrust Litigation; and (2) $1.0 million in recovery of escheatment items related to our booth operations.
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
Primarily as a result of the factors described above, operating income for the year ended December 31, 2007 was $78.2 million, a decrease of $10.0 million, or 11.4%, as compared to the year ended December 31, 2006.
Interest Income (Expense), Net. Interest income (expense), net, was $34.5 million in 2007, a decrease of $7.5 million, or 17.9%, from $42.0 million in 2006. Interest income was $3.6 million in 2007, an increase of $0.1, or 4.4%, as compared to 2006, due primarily to higher interest rates in 2007 as compared to 2006. Interest expense for the year ended December 31, 2007, was $38.1 million, a decrease of $7.4 million, or 16.2%, as compared to December 31, 2006. Interest expense on borrowings (including amortization of deferred financing costs) was $22.2 million in 2007 as compared to $26.4 million in 2006. The decrease in interest expense was largely due to a lower average amount of outstanding indebtedness in 2007. The cash usage fee for cash used in our ATMs is included in interest expense. ATM cash usage fees were $15.9 million in 2007 as compared to $15.7 million in 2006, an increase of $0.2 million or 1.5%. The increase resulted primarily from increases in LIBOR on which those funds are priced to 5.6% in 2007 as compared to 5.4% in 2006. The average balance of ATM cash in 2007 was $285.2 million, compared to $289.2 million in 2006. In 2006, we incurred losses on early extinguishment of debt of $3.4 million resulting from the write-off of deferred financing fees from our refinancing of our senior secured indebtedness. Primarily as a result of the foregoing, income before income tax provision and minority ownership loss was $43.7 million for the year ended December 31, 2007, a decrease of $2.5 million, or 5.4%, as compared to the prior year.
Income Tax. Income tax expense was $16.7 million for the year ended December 31, 2007. The decrease in income tax expense during 2007 is primarily attributable to a decrease in taxable income as well as a slightly greater effective US federal tax rate. The higher effective rate of 38.9% in 2007 was principally due to the significant increase in non-deductibility of expense related to certain equity awards granted to our employees offset by tax basis adjustments related to certain of our subsidiary tax-based carrying values.
Primarily as a result of the foregoing, income before minority ownership loss was $27.0 million for the year ended December 31, 2007, a decrease of $1.3 million, or 4.5%, as compared to the prior year.
Minority Ownership Loss, net of Tax. Minority ownership loss, net of tax, attributable to IFT for the year ended December 31, 2007 was $235,000, an decrease of $51,000 or 17.8% from $286,000 for the year ended December 31, 2006.
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
Goodwill. We have approximately $183.9 million in net unamortized goodwill on our consolidated balance sheet at December 31, 2008 resulting from our acquisition of other businesses. We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which requires an annual review of goodwill and other non-amortizing intangible assets for impairment. Our most recent annual assessment was performed as of October 1, 2008 and was updated to December 31, 2008. It was determined that no impairment adjustment was necessary at either date. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates, which could significantly affect our results of operations.
Income Taxes. We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. We account for income taxes under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based upon differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled.
We use FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109.
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

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances. SFAS No. 157 also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings. SFAS No. 157 is effective for certain financial assets and liabilities for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a significant impact on our consolidated financial statements.
SFAS No. 157 requires enhanced disclosures about investments that are measured and reported at fair value. On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. Pursuant to the provisions of SFAS No. 157, the Company estimated the fair value of the Arriva net assets as of based on preliminary offers the Company had received in connection with its marketing efforts as well as through the application of a net present value methodology. Based on management’s decision to discontinue the operations of the Arriva business, we recorded a pre-tax charge of $5.5 million to reduce the net assets of the Arriva business to their estimated fair value. The carrying value of the Arriva assets as of December 31, 2008 was approximately $1.5 million.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective beginning January 1, 2008. The adoption of SFAS No. 159 did not have a significant impact on our consolidated financial statements, as we did not elect the fair value model for any of our financial assets or liabilities.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which establishes standards for the accounting and reporting of noncontrolling interests in subsidiaries (that is, minority interests) in consolidated financial statements and for the loss of control of subsidiaries. SFAS No. 160 requires: (1) the equity interest of noncontrolling shareholders, partners, or other equity holders in subsidiaries to be accounted for and presented in equity, separately from the parent shareholder’s equity, rather than as liabilities or as “mezzanine” items between liabilities and equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; and (3) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. SFAS No. 160 is effective beginning on January 1, 2009. Early adoption of the Statement is prohibited. Although the adoption of SFAS No. 160 will have an impact on the presentation of the consolidated financial statements it is not expected to have material impact on our consolidated financial statements.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2008 and 2007, respectively:

	Years Ended December 31,
	2008	2007

Net cash provided by operating activities	$71,324	$91,874
Net cash used in investing activities	(58,708)	(10,960)
Net cash used in financing activities	(7,217)	(49,715)
Net effect of exchange rates on cash and cash equivalents	686	(1,055)

Net increase in cash and cash equivalents	6,085	30,144

CASH AND CASH EQUIVALENTS—Beginning of period	71,063	40,919

CASH AND CASH EQUIVALENTS—End of period	$77,148	$71,063

Our principal source of liquidity is cash flows from operating activities, which were $71.3 million and $91.9 million for the years ended December 31, 2008 and 2007, respectively. Cash flows from operating activities decreased approximately $20.6 million. Of this decrease, changes in operating assets and liabilities accounted for a net decrease of $24.3 million while the change in non-cash equity expense compounded the decrease by $13.2 million in cash flow from operating activities. Partially offsetting this decrease is $17.0 million resulting from changes in bad debt, depreciation and amortization and the net increase in cash tax savings added back to the deferred income tax asset.
Net cash used in investing activities totaled $58.7 million and $11.0 million for the years ended December 31, 2008 and 2007, respectively, an increase of $47.7 million. Included in this increase is the CGS acquisition for $20.8 million and the CSI acquisition for $30.1 million which both occurred in the year ended December 31, 2008. Partially offsetting this increase is $2.5 million of decreased capital expenditures.
Net cash used in financing activities was $7.2 million and $49.7 million for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, we repaid $118.7 million of our credit facilities and borrowed $121.0 million, which resulted in $13.3 million cash inflows provided by financing activities. In 2007, the Company’s Board of Directors authorized the repurchase of up to $50 million worth of shares of common stock. During the year ended December 31, 2008, we repurchased $9.5 million worth of common stock in open market purchases and employee tax withholding transactions from vesting of restricted shares under the Company’s equity incentive programs. No new shares can be repurchased under the plans.
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

The following is a summary of our contractual cash obligations as of December 31, 2008, including our senior subordinated notes and our senior secured credit facilities:

			2 - 3	4 - 5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
	(amounts in thousands)
Long-term debt obligations	$265,750	$16,000	$1,000	$96,000	$152,750
Estimated interest obligations (1)	53,194	15,647	15,626	15,238	6,683
Operating lease obligations	1,222	697	522	3	—
Purchase obligations (2)	7,476	2,341	2,341	2,341	453

Total cash obligations (3)	$327,642	$34,685	$19,489	$113,582	$159,886

(1)
Estimated interest payments are computed using the interest rate in effect at December 31, 2008 multiplied by the principal balance outstanding after scheduled principal amortization payments. For the senior secured credit facility and the senior subordinated notes the rates assumed are 2.09% and 8.75%, respectively.

(2)
Included in purchase obligations are minimum transaction processing services from USA Payments, a company controlled by Robert Cucinotta and Karim Maskatiya and minimum account maintenance charges under our Fiserv agreement.

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

Deferred Tax Asset
As of December 31, 2008, we had a net deferred income tax asset of $156.5 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for financial accounting purposes. They are amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.0%, this results in tax payments being approximately $18.8 million less than the provision for income taxes shown on the income statement for financial accounting purposes. This is an expected aggregate of $199.4 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion.
Other Liquidity Needs and Resources
Bank of America supplies us with currency needed for normal operating requirements of our ATMs pursuant to a Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by the average LIBOR one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that applicable LIBOR increases. As of December 31, 2008, the rate in effect, inclusive of the 25 basis points margin, was 1.4%, and the currency supplied by Bank of America pursuant to this agreement was $521.8 million.
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

We operate IFT, a joint venture with IGT. We own 60% of the equity interests of IFT and IGT owns 40%. The joint venture was formed to develop and market cash access products using slot tickets. Pursuant to the terms of our agreement with IGT, we are obligated to contribute up to our pro rata share of $10.0 million in capital to IFT. Our obligation to contribute additional capital in IFT is conditioned upon capital calls, the necessity of which, are determined in our sole discretion. As of December 31 2008, we had contributed a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.
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
Off-Balance Sheet Arrangements
Bank of America Amended Treasury Services Agreement (“Amended Treasury Services Agreement”). We obtain currency to meet the normal operating requirements of our domestic ATMs and ACMs pursuant to the Amendment of the Treasury Services Agreement with Bank of America. Under this agreement, all currency supplied by Bank of America remains the sole property of Bank of America at all times until it is dispensed, at which time Bank of America obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At December 31, 2008, the total currency obtained from Bank of America pursuant to this agreement was $521.8 million. Because Bank of America obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America for cash usage pursuant to the Amended Treasury Services Agreement are reflected as interest expense in our financial statements. Foreign gaming establishments supply the currency needs for the ATMs located on their premises. We rely exclusively on Bank of America to supply cash for substantially all of our ATMs. Under our agreement, Bank of America is not obligated to supply us with more than $410 million in cash at any given time, however, to satisfy our ATM cash supply needs, Bank of America has regularly supplied us with cash in excess of this limit. To the extent that Bank of America is unable to supply us with cash either to satisfy our agreement with Bank of America or in excess of the $410 million, due to liquidity constraints or otherwise, we would have to obtain an alternate source of cash.
Senior Secured Credit Facility. As of December 31, 2008, we had $3.7 million in standby letters of credit outstanding as collateral security for First Data related to a Sponsorship Indemnification Agreement whereby First Data agreed to continue its guarantee of performance for us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable VISA and MasterCard rules. GCA has agreed to indemnify First Data and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement.
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
Bank of America supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Amended Treasury Services Terms. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that applicable LIBOR increases. As of December 31, 2008, the rate in effect, inclusive of the 25 basis point margin, was 1.4% and the currency supplied by Bank of America pursuant to this agreement was $521.8 million. Based upon the average outstanding amount of currency to be supplied by Bank of America pursuant to this agreement during 2008, which was $319.0 million, each 1% increase in applicable LIBOR would have a $2.9 million impact on income before taxes and minority ownership loss over a 12-month period.
Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. Our interest expense on these credit facilities is the applicable LIBOR plus a margin of 112.5 basis points for the term loan portion and LIBOR plus 112.5 basis points for the revolving credit portion. At December 31, 2008, we had $15.0 million drawn under the revolving credit portion and we had $98.0 million outstanding under the term loan portion at an interest rate, including the margin, of approximately 1.6%. Based upon the outstanding balance on the term loan of $113.0 million on December 31, 2008, each 1% increase in applicable LIBOR would add an additional $1.1 million of interest expense over a 12-month period.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Global Cash Access Holdings, Inc. Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Global Cash Access Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Cash Access Holdings, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 11 of the Notes to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche
Las Vegas, Nevada
March 9, 2009

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(amounts in thousands, except share amounts)

	2008	2007
ASSETS

Cash and cash equivalents	$77,148	$71,063
Restricted cash and cash equivalents	388	1,380
Settlement receivables	51,604	61,066
Other receivables, net	16,759	14,424
Prepaid and other assets	11,867	7,618
Assets held for sale	1,540	12,180
Property, equipment and leasehold improvements, net	24,419	22,803
Goodwill, net	183,929	156,889
Other intangibles, net	34,982	13,652
Deferred income taxes, net	156,514	177,227

Total assets	$559,150	$538,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Settlement liabilities	$79,150	$93,727
Accounts payable	35,561	22,402
Accrued expenses	17,811	20,262
Borrowings	265,750	263,480

Total liabilities	398,272	399,871

COMMITMENTS AND CONTINGENCIES (NOTE 7)

MINORITY INTEREST	—	135

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 500,000 shares authorized and 82,961 and 82,981 shares outstanding at December 31, 2008 and 2007, respectively	83	83
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at December 31, 2008 and 2007, respectively	—	—
Additional paid in capital	172,119	163,070
Retained earnings	37,659	14,103
Accumulated other comprehensive income	1,243	2,708
Treasury stock, at cost, 6,017 and 4,563 shares at December 31, 2008 and 2007, respectively	(50,226)	(41,668)

Total stockholders’ equity	160,878	138,296

Total liabilities and stockholders’ equity	$559,150	$538,302

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(amounts in thousands, except earnings per share amounts)

	2008	2007	2006
REVENUES:
Cash advance	$326,476	$316,094	$287,053
ATM	289,122	240,575	221,727
Check services	42,366	31,126	29,166
Central Credit and other revenues	13,644	10,145	9,827

Total revenues	671,608	597,940	547,773

Cost of revenues (exclusive of depreciation and amortization)	(492,974)	(428,508)	(384,718)
Operating expenses	(83,962)	(79,614)	(65,021)
Amortization	(7,151)	(5,301)	(5,425)
Depreciation	(8,875)	(6,299)	(4,369)

OPERATING INCOME	78,646	78,218	88,240

INTEREST INCOME (EXPENSE), NET
Interest income	2,229	3,631	3,477
Interest expense	(30,117)	(38,146)	(42,098)
Loss on early extinguishment of debt	—	—	(3,417)

Total interest income (expense), net	(27,888)	(34,515)	(42,038)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION AND MINORITY LOSS	50,758	43,703	46,202

INCOME TAX PROVISION	(23,349)	(16,709)	(17,832)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY OWNERSHIP LOSS	27,409	26,994	28,370

MINORITY OWNERSHIP LOSS, NET OF TAX	86	236	183

INCOME FROM CONTINUING OPERATIONS	27,495	27,230	28,553

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(3,939)	(3,526)	(1,944)

NET INCOME	23,556	23,704	26,609
Foreign currency translation, net of tax	(1,465)	547	435

COMPREHENSIVE INCOME	$22,091	$24,251	$27,044

Basic earnings per share:
Continuing operations	$0.36	$0.34	$0.35

Discontinued operations	$(0.05)	$(0.05)	$(0.02)

Net income	$0.31	$0.29	$0.33

Diluted earnings per share:
Continuing operations	$0.36	$0.33	$0.35

Discontinued operations	$(0.05)	$(0.04)	$(0.03)

Net income	$0.31	$0.29	$0.32

Weighted average number of common shares outstanding:
Basic	76,787	81,108	81,641

Diluted	76,796	81,377	81,921

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(amounts in thousands, except shares)

				Retained	Accumulated
	Common Stock - Series A		Additional	Earnings	Other
	Number of		Paid in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income	Treasury Stock	Total

BALANCE—December 31, 2005	81,553,568	$82	$128,886	$(36,210)	$1,726	$—	$94,484

Net income	—	—	—	26,609	—	—	26,609
Foreign currency translation	—	—	—	—	435	—	435
Share-based compensation expense	—	—	9,141	—	—	—	9,141
Restricted stock grants	619,747	—	—	—	—	—	—
Restricted stock cancellations	(10,500)	—	—	—	—	—	—
Exercise of stock options	149,709	—	1,488	—	—	—	1,488

BALANCE—December 31, 2006	82,312,524	$82	$139,515	$(9,601)	$2,161	$—	$132,157

Net income	—	—	—	23,704	—	—	23,704
Foreign currency translation	—	—	—	—	547	—	547
Share-based compensation expense	—	—	22,269	—	—	—	22,269
Restricted stock grants	747,000	1	(1)	—	—	—	—
Restricted stock cancellations	(181,061)	—	—	—	—	—	—
Exercise of stock options	103,249	—	—	—	—	—	—
Treasury share repurchases	—	—	—	—	—	(38,462)	(38,462)
Restricted share vesting withholdings	—	—	1,287	—	—	(3,206)	(1,919)

BALANCE—December 31, 2007	82,981,712	$83	$163,070	$14,103	$2,708	$(41,668)	$138,296

Net income	—	—	—	23,556	—	—	23,556
Foreign currency translation	—	—	—	—	(1,465)	—	(1,465)
Share-based compensation expense	—	—	9,049	—	—	—	9,049
Restricted stock grants	5,500	—	—	—	—	—	—
Restricted stock cancellations	(26,083)	—	—	—	—	—	—
Treasury share repurchases	—	—	—	—	—	(8,233)	(8,233)
Restricted share vesting withholdings	—	—	—	—	—	(325)	(325)

BALANCE—December 31, 2008	82,961,129	$83	$172,119	$37,659	$1,243	$(50,226)	$160,878

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(amounts in thousands)

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,556	$23,704	$26,609
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	973	973	1,584
Amortization of intangibles	6,802	5,487	5,520
Depreciation	9,418	6,302	4,369
(Gain)loss on sale or disposal of assets	—	139	(6)
Loss on early extinguishment of debt	—	—	3,417
Provision for bad debts	17,565	11,184	6,483
Deferred income taxes	20,677	14,514	15,899
Minority ownership loss	(135)	(368)	(287)
Stock-based compensation	9,050	22,269	9,141
Changes in operating assets and liabilities:
Settlement receivables	16,474	76,737	(76,654)
Other receivables, net	4,281	(22,827)	(10,503)
Prepaid and other assets	(1,400)	1,071	(1,906)
Settlement liabilities	(30,649)	(44,797)	78,188
Accounts payable	8,393	(3,855)	5,867
Accrued expenses	(13,681)	1,341	2,358

Net cash provided by operating activities	71,324	91,874	70,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Certegy Gaming acquisition, net of cash	(20,783)	—	—
Cash Systems Inc acquisition, net of cash	(30,098)	—	—
Purchase of property, equipment and leasehold improvements	(8,135)	(9,502)	(14,195)
Purchase of other intangibles	(684)	(1,428)	(1,516)
Changes in restricted cash and cash equivalents	992	(30)	(1,350)

Net cash used in investing activities	(58,708)	(10,960)	(17,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	121,000	—	121,730
Repayments under credit facility	(118,730)	(11,000)	(168,662)
Debt issuance costs		(23)	(1,557)
Proceeds from exercise of stock options		1,287	1,488
Purchase of treasury stock	(9,487)	(40,379)	—
Minority capital contributions	—	400	240

Net cash used in financing activities	(7,217)	(49,715)	(46,761)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$686	$(1,055)	$(461)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,085	30,144	5,796

CASH AND CASH EQUIVALENTS—Beginning of period	71,063	40,919	35,123

CASH AND CASH EQUIVALENTS—End of period	$77,148	$71,063	$40,919

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$29,459	$37,549	$38,735

Income taxes	$617	$1,055	$410

Difference in timing of treasury share purchases	$929	$—	$—

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
GCA is a financial services company that provides cash access products and services to the gaming industry. The Company’s cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash advances, point-of-sale (“POS”) debit card cash advances, automated teller machine (“ATM”) withdrawals, check cashing transactions and money transfers. These services are provided to patrons at gaming establishments directly by the Company or through one of its consolidated subsidiaries.
The Company also owns and operates a credit reporting agency for the gaming industry through a wholly-owned subsidiary, Central, and provides credit-information services and credit-reporting history on gaming patrons to various gaming establishments. Central operates in both international and domestic gaming markets. Commencing in the third quarter of 2006, the Company, through Arriva, began marketing a credit card aimed at consumers who perform cash advance transactions in gaming establishments. On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. The Company has since actively marketed the Arriva business for sale. The assets associated with Arriva operations have been segregated and reported as held for sale in the accompanying consolidated balance sheets as of December 31, 2008 and 2007, and the results of operations for the Arriva business have been classified to discontinued operations for each of the three years in the period ended December 31, 2008. See further discussion in Note 12.
IFT, formerly known as QuikPlay, LLC, is a joint venture formed on December 6, 2000, owned 60% by GCA and 40% by International Game Technology (“IGT”). IGT is one of the largest manufacturers of gaming equipment in the United States. As GCA is the managing member of this entity, IFT has been consolidated in the Company’s consolidated financial statements for all periods presented.
The Company provides some services in conjunction with companies wholly owned by First Data Corporation (“First Data”), including Integrated Payment Systems, Inc. and IPS Canada, Inc. (collectively, “IPS”), TRS Recovery Services, Inc., and Western Union Financial Services, Inc. (“Western Union”). GCA is a money transfer agent for Western Union, a wholly owned subsidiary of First Data. Western Union contracts directly with the gaming establishments and provides GCA commissions on the transactions processed by the gaming establishment. These commissions are included as part of other revenues in the accompanying consolidated statements of income.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
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
Restricted Cash and Cash Equivalents
As part of certain of our sponsorship agreements, we are required to maintain minimum deposits of $350,000 as collateral for any potential chargeback loss activity occurring as a result of the sponsorship arrangements.
ATM Funding Agreements
The Company obtains all of the cash required to operate its ATMs through various ATM Funding Agreements more fully described in Note 4. Some gaming establishments provide the cash utilized within the ATM (“Site-Funded”). The receivables generated for the amount of cash dispensed from transactions performed at our ATMs are owned by GCA and GCA is liable to the gaming establishment for the face amount of the cash dispensed. In the consolidated balance sheets, the amount receivable for transactions processed on these ATM transactions is included within settlement receivables and the amount due to the gaming establishment for the face amount of dispensing transactions is included within settlement liabilities. As of December 31, 2008 and 2007, the Company operated 1,299 and 944 ATMs, respectively, that were Site-Funded. For our non-Site Funded locations, GCA obtains the necessary cash to service these machines through the Amended Treasury Services Terms and Conditions Booklet with Bank of America. Under the terms of this agreement, neither the cash utilized within the ATMs nor the receivables generated for the amount of cash dispensed through transactions on the ATMs are owned or controlled by GCA. Therefore, these amounts have been excluded from the consolidated balance sheets. We are charged a cash usage fee for the cash used in these ATMs, which is included as interest expense in the consolidated statements of income.

Settlement Receivables and Settlement Liabilities
In the credit card cash advance and POS debit card cash access transactions provided by GCA and GCA Canada, the gaming establishment is reimbursed for the cash disbursed to gaming patrons through a money order issued by IPS. IPS is a licensed issuer of payment instruments that is wholly owned by First Data. Pursuant to the agreement with IPS, GCA indemnifies IPS for any losses incurred in conjunction with credit cash advance transactions, and thus, assumes all of the risks and rewards. GCA receives reimbursement from the patron’s credit or debit card issuer for the transaction in an amount equal to the money order issued to the gaming establishment plus the fee charged to the patron. This reimbursement is included within the settlement receivables on the consolidated balance sheets. GCA then remits to IPS the amount of the money order issued to the gaming establishment. The amount of unpaid money orders are included within settlement liabilities on the consolidated balance sheets.
Warranty Receivables
In the check services transactions provided by Central, Central warrants check cashing transactions performed at gaming establishments. If a gaming establishment accepts a payroll or personal check from a patron that we warrant, Central is obligated to reimburse the property for the full face value of any dishonored checks. All amounts paid out to the gaming establishment related to these items result in a warranty receivable from the patron. This amount is recorded in other receivables, net on the consolidated balance sheets. On a monthly basis, Central evaluates the collectibility of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the consolidated statements of income. The Company writes off all warranty receivables that are older than one year in age.
A summary activity of the reserve for warranty losses as of December 31, 2008 and 2007 is as follows (amounts in thousands):

Balance, December 31, 2006	$9,481
Warranty expense provision	6,776
Charge offs against reserve	(8,835)

Balance, December 31, 2007	$7,422
Warranty expense provision	12,647
Charge offs against reserve	(8,954)

Balance, December 31, 2008	$11,115

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
Property, equipment and leasehold improvements are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset’s carrying value. As of December 31, 2008, the Company does not believe any of its property, equipment, or leasehold improvements are impaired.
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations.
The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company tests for impairment annually, or more often under certain circumstances. The Company does not believe that any of its goodwill is impaired as of December 31, 2008 based upon the results of our impairment testing.
The changes in the carrying amount of goodwill for the year ended December 31, 2008 are as follows (in thousands):

	Cash
	Advance	ATM	Credit Reporting	Check Services	Total

Balance as of January 1, 2008	$93,385	$24,033	$17,127	$22,344	$156,889

Goodwill acquired during the year	13,869	11,530	—	1,641	27,040

Impairment losses	—	—	—	—	—

Balance as of December 31, 2008	$107,254	$35,563	$17,127	$23,985	$183,929

Other Intangible Assets
Other intangible assets consist primarily of customer contracts (rights to provide processing services to gaming establishment customers) acquired through business combinations and acquisitions, capitalized software development costs and the acquisition cost of our patent related to the “3-in-1 rollover” technology acquired in 2005. The acquisition cost of the 3-in-1 rollover patent is being amortized over its remaining legal life of 11 years. Excluding the patent, other intangibles are amortized on a straight-line basis over periods ranging from 3 to 10 years.
Other intangibles consist of the following as of December 31, (in thousands):

	2008	2007

Computer software	$19,882	$12,979
Patents and trademarks	10,066	10,000
Customer contracts	34,451	34,516
Non-compete agreements	200	60

	64,600	57,555
Less accumulated amortization	(29,617)	(43,903)

Total	$34,982	$13,652

Amortization expense related to these intangibles totaled approximately $7.2, $5.3 million and $5.5 million, for the years ended December 31, 2008, 2007, and 2006, respectively.
At December 31, 2008 the anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in thousands):

2009	7,487
2010	6,477
2011	4,669
2012	4,270
2013	4,040
Thereafter	8,039

Total	$34,982

The Company accounts for the costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 establishes that computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Costs incurred in the application development phase and any upgrades and enhancements that modify the existing software and result in additional functionality are capitalized and amortized over their useful lives, generally not to exceed three years. These costs consist of outside professional fees related to the development of our systems. The Company capitalized $0.2 million, $0.9 million and $1.3 million, of development costs for the years ended December 31, 2008, 2007 and 2006, respectively.
Chargebacks
The Company has established an allowance for chargebacks on credit and debit card cash advance transactions based upon past experience with losses arising from disputed charges by customers. Management periodically reviews the recorded balance to ensure the recorded amount adequately covers the expected losses to be incurred from disputed charges. The recorded allowance for chargebacks is included within accrued expenses on the consolidated balance sheets and had a balance of $0.3 million as of December 31, 2008 and 2007, respectively. The Company expensed $0.3 million in chargeback losses on credit and debit card cash advance transactions for the years ended December 31, 2008, 2007, and 2006, respectively.
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

	Fair Value	Carrying Value
December 31, 2008:
Senior secured credit facility	$113,000	$113,000
Senior subordinated notes	$120,863	$152,750

December 31, 2007:
Senior secured credit facility	$108,514	$110,730
Senior subordinated notes	$143,585	$152,750

Revenue Recognition
The Company recognizes revenue when evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. The Company evaluates its revenue streams for proper timing of revenue recognition.
Cash advance revenue is comprised of the fee charged to patrons for credit card cash advances and POS debit card transactions. Revenue recognition occurs at the point an IPS money order is generated by the gaming establishment cage for the patron’s transaction or cash is dispensed from an ATM.
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
Global Recovery Services revenue is comprised of a fee collected from GCA clients for research and investigation, using GCA’s proprietary data base, conducted in order to identify funds associated with individual credit card cash advance and POS debit card transactions money transfers that were issued upon the completion of such a transaction for which a charge or debit was made to a cardholder’s account but the bank draft was not successfully deposited by GCA’s client.
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
Advertising Costs
The Company expenses advertising costs as incurred. Total advertising expense, included in operating expenses in the consolidated statements of income, was $0.2 million, $0.4 million, and $0.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in consolidated financial statements and accompanying notes. Significant estimates incorporated in the consolidated financial statements include:
•	the estimated reserve for warranty expense associated with our check warranty receivables,

•	the valuation and recognition of share-based compensation,

•	the estimated useful lives for depreciable and amortizable assets,

•	the estimated cash flows in assessing the recoverability of long-lived assets, and

•	the estimated fair value of our reporting units determined as part of our annual impairment tests.
Actual results could differ from these estimates.
Earnings Applicable to Common Stock
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of potential common stock resulting from assumed stock option exercises. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows at December 31, (amounts in thousands):

	2008	2007	2006

Weighted average number of common shares outstanding — basic	76,787	81,108	81,641
Potential dilution from equity grants (1)	9	269	280

Weighted average number of common shares outstanding — diluted	76,796	81,377	81,921

(1)—
The potential dilution excludes stock options to acquire 7,640,100, 2,640,906 and 4,016,684, shares of common stock at December 31, 2008, 2007 and 2006, respectively, and 199,686, 321,485 and 554,076 shares of unvested restricted stock at December 31, 2008, 2007 and 2006, respectively, as the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.

Stock-Based Compensation
Under SFAS No. 123(R) Share-Based Payment (“SFAS No.123(R)”) and SAB No. 110, share-based payment awards result in a cost that is measured at fair value on the award’s grant date. Stock options expected to be exercised currently and in future periods are measured at fair value using the Black-Scholes model with the expense associated with these awards being recognized on the straight-line basis over the awards’ vesting period. Forfeitures are estimated at the time of grant, with such estimate updated periodically and with actual forfeitures recognized currently to the extent they differ from the estimates.
The estimated per share weighted-average fair value of stock options granted during 2008, 2007 and 2006 was $3.24, $4.22 and $7.33, respectively.
We have estimated the fair value of options granted at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the years ended December 31,:

	2008	2007	2006
Risk-free interest rate	2.9%	4.2%	4.8%
Expected life of options (in years)	6.3	6.3	6.3
Expected volatility	46.3%	33.6%	37.3%
Expected dividend yield	0.0%	0.0%	0.0%
The expected life (estimated period of time outstanding) of options granted was estimated using the Safe Harbor calculation permitted by SEC Staff Accounting Bulletin No. 110. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility for options granted in 2008 was based upon our historical volatility and was based on an estimate of the volatility for similar companies within our industry in 2007 and 2006 as our Company did not have a significant history on a public market. The expected dividend yield is based on the Company’s historical practice of not paying dividends.
Stock-based compensation related to time-based restricted shares is calculated based on the closing market price of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid, if any, on the Company’s common stock prior to vesting of the restricted stock.
Fair Value Measures
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a hierarchical framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, an amendment to SFAS No. 157, delaying the effective date of SFAS No. 157, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of January 1, 2008, we partially adopted SFAS No. 157, which, among other things, requires enhanced disclosures about financial assets and liabilities that are measured and reported at fair value.
Financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:
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

As of February 7, 2008, the Company decided to discontinue its Arriva business and classified its assets, consisting primarily of receivables due from cardholders, as held for sale on its consolidated balance sheet and classified the related operations as discontinued operations on its consolidated statement of income. The Company adjusted the receivables held for sale to fair value using the expected net present value of future discounted cash flows, a Level 3 input in the hierarchical framework. As a result of this assessment, the Company recorded a pretax valuation adjustment as a charge to income of $5.5 million for the year ended December 31, 2008 (see Note 12).
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands)

Receivable balance, 12/31/07	$12,180
Collections and write-offs	(5,263)
Fair value adjustment	(5,377)
Reserves

Carrying value, 12/31/08	$1,540

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances. SFAS No. 157 also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective beginning January 1, 2008. The adoption of this standard did not have a material impact on the consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations with an acquisition date of January 1, 2009 or later.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which establishes standards for the accounting and reporting of noncontrolling interests in subsidiaries (that is, minority interests) in consolidated financial statements and for the loss of control of subsidiaries. SFAS No. 160 requires: (1) the equity interest of noncontrolling shareholders, partners, or other equity holders in subsidiaries to be accounted for and presented in equity, separately from the parent shareholder’s equity, rather than as liabilities or as “mezzanine” items between liabilities and equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; and (3) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. SFAS No. 160 is effective beginning on January 1, 2009. Early adoption of the Statement is prohibited. The Company does not believe the adoption of this standard will have a material impact on our consolidated financial statements.

3. ACQUISITIONS
The Company accounts for business combinations in accordance with Statement of Financial Accounting Standards No. 141 “Accounting for Business Combinations” (“SFAS No. 141”). SFAS No. 141 requires that the assets acquired and liabilities assumed be recorded at their estimated fair values.
GCA completed its acquisition of CSI in August 2008, in which 100 percent of the issued and outstanding common shares of CSI were converted into the right to receive cash in the amount of $0.50 per share. In connection with the acquisition, GCA provided CSI with funds to repay all of its outstanding convertible promissory notes. The amounts provided by GCA to repay all of the outstanding convertible promissory notes and convert each of the outstanding shares into the right to receive $0.50 was approximately $30.1 million. The results of CSI’s operations have been included in the consolidated financial statements for the year ended December 31, 2008 from the date of acquisition. The CSI acquisition was conducted in order to increase transactional volumes over a relatively fixed cost structure.
The following table summarizes the assets acquired and the liabilities assumed at the date of acquisition for CSI, (in thousands):

Net working capital (excluding cash)	$(762)
Property, plant and equipment, net	815
Intangible assets	14,356
Goodwill	15,689

Net assets acquired (excluding cash)	$30,098
GCA is in the process of finalizing its preliminary estimates of assets acquired and liabilities assumed and accordingly, those preliminary estimates are subject to change.
In connection with the acquisitions, the Company has preliminarily assigned $14.4 million of the purchase price to intangible assets, of which $13.2 million were assigned to customer contracts. These intangible assets are being amortized on an accelerated basis over their estimated useful lives as indicated below. The Company recognized $1.2 million of amortization on CSI customer contracts in 2008.
The following table shows the estimated annual amortization of the customer contracts (in thousands):

	Amount	2009	2010	2011	2012	2013	Thereafter
Customer contracts	$12,045	$2,508	$1,933	$1,655	$1,541	$1,268	$3,140
Other intangibles acquired include $2.4 million of computer software with estimated useful lives of three to five years.
GCA completed its acquisition of CGS in April 2008, in which 100 percent of the outstanding common shares of CGS were acquired for a purchase price net of cash net of $20.8 million. The results of CGS’s operations have been included in the consolidated financial statements for the year ended December 31, 2008, from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition for CGS, April 1, 2008 (in thousands):

Net working capital (excluding cash)	$(4,601)
Property, plant and equipment, net	1,568
Intangible assets	12,300
Goodwill	11,517

Net assets acquired (excluding cash)	20,784
In connection with the acquisitions, the Company acquired $12.3 million of intangible assets, of which $12.1 million were assigned to customer contracts. These intangible assets are being amortized on an accelerated basis over their estimated useful lives of approximately as indicated below. The Company recognized $1.3 million of amortization on CGS customer contracts in 2008.
The following table shows the amortization of the customer contracts (in thousands):

	Amount	2009	2010	2011	2012	2013	Thereafter
Customer contracts	$10,780	$1,906	$2,105	$1,622	$1,523	$1,039	$2,585
Other intangibles acquired include $0.2 million of covenants not to compete with estimated useful lives of three years.
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
Unaudited Pro Forma Information:
(in thousands, except per share data)

	For the years ended
	2008	2007

Revenue	$737,396	$799,204
Income (loss) from continuing operations	$20,307	$3,116
Net income (loss)	$16,368	$(410)

Net income (loss) per common share:
Basic	$0.21	$(0.01)
Diluted	$0.21	$(0.01)

Weighted average shares outstanding:
Basic	76,787	81,108
Diluted	76,796	81,377
4. ATM FUNDING AGREEMENTS
Bank of America Amended Treasury Services Agreement
On December 19, 2007, GCA entered into an Amendment of the Treasury Services Terms and Conditions Booklet with Bank of America, N.A. that allowed for the Company to utilize up to $360 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for the Company’s ATMs. For use of these funds, the Company pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points. Prior to this agreement, GCA operated under another Amendment of the Treasury Services Agreement dated March 8, 2004 that provided for $300 million in available funds and a cash usage fee that was equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points.

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
At December 31, 2008 and 2007, the outstanding balance of ATM cash utilized by GCA from Bank of America was $521.8 million and $368.1 million, respectively. For the years ended December 31, 2008, 2007 and 2006, the cash usage fees incurred by the Company were $9.3 million, $15.9 million and $15.7 million, respectively. The cash usage fee is included within interest expense on the Company’s consolidated statements of income. The rate in effect at December 31, 2008, to compute the cash usage fee was 1.4%.
The Company is responsible for any losses of cash in the ATMs under the agreement with Bank of America. The Company is self insured related to this risk. For the years ended December 31, 2008, 2007, and 2006, the Company has incurred no material losses related to this self insurance.
Site Funded ATMs
The Company operates ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these Site Funded ATMs. The Site Funded ATM liability is included within settlement liabilities in the accompanying consolidated balance sheets and was $50.6 million and $58.1 million as of December 31, 2008 and 2007, respectively. The Company operated 1,299 and 944 Site Funded ATMs, as of December 31, 2008 and 2007, respectively.
5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Property, equipment and leasehold improvements consist of the following as of December 31, (in thousands):

	2008	2007

ATM equipment	$58,929	$51,405
Cash advance equipment	8,320	7,099
Office, computer and other equipment	5,193	3,692
Leasehold and building improvements	2,554	2,486

	74,996	64,682
Less accumulated depreciation	(50,577)	(41,879)

Total	$24,419	$22,803

6. BENEFIT PLANS
Defined Contribution Plan
The Company has a retirement savings plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering its employees. The 401(k) Plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, the Company matches a percentage of these employee contributions. Expenses related to the matching portion of the contributions to the 401(k) plan were $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Equity Incentive Awards
In January 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”) to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and thus to promote the success of the Company’s business. The 2005 Plan is administered by the Board of Directors but may be administered by our Compensation Committee. The administrator of the 2005 Plan has the authority to select individuals who are to receive options or other equity incentive awards under the 2005 Plan and to specify the terms and conditions of grants of options or other equity incentive awards, the vesting provisions, the term and the exercise price.

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
As of December 31, 2008, the Company had reserved 11,258,967 shares of common stock for the grant of stock options and other equity incentive awards under the 2005 Plan. On the first business day of each fiscal year beginning with the fiscal year commencing on January 1, 2006, annual increases will be added to the 2005 Plan equal to the lesser of: 3,800,000 shares, 3% of all outstanding shares of our common stock immediately prior to such increase, or a lesser amount determined by our Board of Directors.
A summary of award activity under the Company’s 2005 Plan as of December 31, 2008 and changes during the two years then ended are as follows:

	Stock Option -	Number of Common Shares
	Weighted Average			Equity Awards
	Exercise Price	Stock Options	Restricted Stock	Available for
	(Per Share)	Granted	Granted	Grant
Balance outstanding — December 31, 2006	$14.20	3,625,135	602,997	2,004,131

Additional authorized shares	N/A	—	—	2,469,376
Granted	$10.21	1,050,000	747,000	(1,797,000)
Exercised	$16.33	(76,248)	(771,652)	—
Forfeited or canceled	$14.30	(315,731)	(181,561)	497,292

Balance outstanding — December 31, 2007	$13.21	4,283,156	396,784	3,173,799

Additional authorized shares	N/A	—	—	2,493,570
Granted	$6.66	4,531,500	5,500	(4,537,000)
Exercised	$16.34	—	(185,950)	—
Forfeited or canceled	$13.16	(1,819,164)	(26,083)	1,845,247

Balance outstanding — December 31, 2008	$8.93	6,995,492	190,251	2,975,616

In addition to the 2005 Plan, the Company granted our former Chief Financial Officer an option to acquire 722,215 shares of common stock as part of his employment agreement in 2004 (“Hagerty Option”). This option had an exercise price of $8.05 per share and would expire 10 years from the date of grant. Under the terms of the Hagerty Option, 25% of the shares subject to the Hagerty Option vested on July 12, 2005 and 1/48 of the shares subject to the Hagerty Option vested on the 12th day of each month thereafter. Upon termination of Mr. Hagerty’s employment with the Company in July 2007, all of the shares subject to the Hagerty Option immediately vested. During the years ended December 31, 2007 and 2006, Mr. Hagerty exercised his option to acquire 27,000 and 100,000 shares of common stock. At December 31, 2007, Mr. Hagerty had the option to acquire 595,215 shares of common stock. This option expired in January 2008.
In February 2008, our Board of Directors approved the grant of options to acquire 4.1 million shares of common stock to existing employees, newly hired employees and certain non-employee members of the Company’s Board of Directors. These shares will vest over a four-year period. The estimated total fair value of the awards at the date of grant was $12.2 million.

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
The following tables summarize additional information regarding the options that have been granted under the 2005 Plan and the option grant to our former Chief Financial Officer upon commencement of his employment in 2004:

		Weighted Avg.	Weighted
	Number of	Exercise Price	Average Life	Aggregate
	Common Shares	(Per Share)	Remaining	Intrinsic Value
				(in thousands)

Balance outstanding — December 31, 2007	4,878,371	$12.58		$30,560

Granted	4,531,500	$—
Exercised	0	$—
Cancelled or forfeited	(2,576,546)	$—

Balance outstanding — December 31, 2008	6,833,325	$8.90	8.51 years	$—

Balance exercisable — December 31, 2008	1,676,518	$13.19	6.92 years	$—

Balance expected to be exercised	0	$—	—	$—

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contract	Exercise	Number	Exercise
Prices	Outstanding	Life	Prices	Exercisable	Price
$0.00 - $6.99	4,284,000	9.2 years	$6.66	87,499	$6.71
$9.00 - $9.99	1,000,000	8.8 years	$9.99	270,833	$9.99
$13.00 - $13.99	1,092,657	6.1 years	$13.99	1,039,024	$13.99
$14.00 - $14.99	160,000	7.4 years	$14.22	103,749	$14.13
$15.00 - $15.99	151,668	7.5 years	$15.22	91,874	$15.24
$16.00 - $16.99	105,000	7.8 years	$16.05	56,874	$16.05
$18.00 - $18.99	40,000	7.3 years	$18.94	26,665	$18.94

	6,833,325			1,676,518

The weighted-average grant-date fair value per share of the options granted during the years ended December 31, 2008, 2007 and 2006 was $6.66, $4.22 and $7.33, respectively.
During the year ended December 31, 2008, we recorded $7.1 million in non-cash compensation expense related to options granted that are expected to vest. As of December 31, 2008, there was $14.7 million in unrecognized compensation expense related to options expected to vest. That cost is expected to be recognized on a straight-line basis over a weighted average period of 1.9 years.

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
A summary of non-vested share awards for the Company’s time-based restricted shares as of December 31, 2008 and changes during the years then ended are as follows:

		Weighted
	Shares	Average Grant	Aggregate Fair
	Outstanding	Date Fair Value	Value
			(in thousands)

Balance — December 31, 2006	602,997	$16.95	$10,221

Granted	747,000	$16.19	$12,094
Vested	(771,652)	$16.72	$(12,902)
Forfeited	(181,561)	$16.52	$(2,999)

Balance — December 31, 2007	396,784	$16.18	$6,414

Granted	5,500	$6.87	$38
Vested	(185,950)	$16.34	$(3,038)
Forfeited	(26,083)	$16.54	$(431)

Balance — December 31, 2008	190,251	$15.67	$2,983

During the years ended December 31, 2008 and 2007, we recorded $1.9 million and $11.8 million in non-cash compensation expense, respectively, related to the restricted stock granted that is expected to vest. As of December 31, 2008, there was $3.1 million in unrecognized compensation expense related to time-based restricted shares expected to vest. That cost is expected to be recognized on a straight-line basis over a weighted average period of 1.7 years.
7. COMMITMENTS AND CONTINGENCIES
Lease Obligations
The Company leases office facilities and operating equipment under cancelable and non-cancelable agreements. Total rent expense was approximately $0.6 million, $0.6 million and $0.5 million, for the years ended December 31, 2008, 2007, and 2006, respectively.

At December 31, 2008, the minimum aggregate rental commitment under all non-cancelable operating leases for the years then ending was (in thousands):

2009	697
2010	522
2011	3
2012	—
Thereafter	—

Total	$1,222

Litigation Settlement Award
Visa Check/MasterMoney Antitrust Litigation. The Visa Check/MasterMoney Antitrust Litigation began in October 1996 with the filing of lawsuits by certain retailers and retail trade associations against Visa U.S.A. Inc. (“Visa”) and MasterCard International Incorporated (“MasterCard”).
In the action against Visa and MasterCard, Plaintiffs claimed, among other things, that Visa and MasterCard, individually, and in conspiracy with each other and with their member banks, have violated the federal antitrust laws by forcing merchants who accept Visa and/or MasterCard-branded credit cards for payment also to accept Visa and/or MasterCard-branded debit cards for payment (the “Honor All Cards Policy”), and by conspiring and attempting to monopolize a market for general purpose point of sale debit cards. The plaintiffs claimed that the defendants’ actions caused merchants to pay excessive fees on Visa and MasterCard signature debit and credit transactions and on on-line PIN debit transactions, and have injured competition, merchants and consumers.
On June 4, 2003, the plaintiffs entered into separate settlement agreements with Visa and MasterCard. Under terms of the settlements, Visa and MasterCard agreed to eliminate their “Honor All Cards Policy”, to lower debit card fees for an interim period by one-third and to refund over $3 billion to merchants who accepted their cards from October 1992 through June 2003. As the Company accepted Visa and MasterCard branded debit cards during this covered period (i.e. October 25, 1992 through June 21, 2003), we were members of the covered class and entitled to settlement under the agreement.
In December 2007, the Company’s claim award was affirmed by the court. We engaged a third party to assist us in the preparation of the claim and collection of any award due to us in this action. For this service we agreed to a collection fee that would be deducted from any amounts received. The net recovery of $2.6 million is included as a reduction to operating expenses in the accompanying consolidated statements of income for the year ended December 31, 2007. In December 2008, the Company recognized an additional net recovery of $0.4 million which is included as a reduction to operating expenses in the accompanying consolidated statements of income for the year ended December 31, 2008. The Company does not expect any additional payments against this claim.

Litigation Claims and Assessments
On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Exchange Act, as amended. On February 8, 2008, an additional derivative action was filed by a separate stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, insider trading and waste of corporate assets. On May 5, 2008, the foregoing actions were consolidated and an amended complaint was filed that continues to pursue only state law claims but not violations of Sections 10(b) or 20(a) of the Exchange Act, as amended. Following the filing of motions to dismiss by the defendants, a second amended complaint was filed. Thereafter, plaintiffs amended again in December 2008. The third amended complaint alleges essentially the same legal claims as former complaints and seeks, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholders including attorneys’ fees. The defendants are seeking to dismiss the third amended complaint. The Company has indemnification agreements with each of the individual defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such individuals from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action.
On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our former directors, our former chief executive officer, M&C International, Summit Partners, L.P., and certain underwriters to two prior stock offerings to the public. On June 10, 2008, an additional class action was filed, naming essentially the same defendants and stating similar claims. On June 26, 2008, the foregoing actions were consolidated in New York, and the Court appointed a lead plaintiff and lead counsel. In August 2008, the lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint names as additional defendants our former chief financial officer, certain current and former directors and additional underwriters and defendants and purports to allege violations of Sections 11, 12(a)(2) and 15 the Securities Act of 1933. The plaintiffs seek, among other things, damages and rescission. Following motions by defendants, the action transferred to the District of Nevada in October 2008 and consolidated with the pending derivative action for pretrial purposes. Defendants are seeking to dismiss the class action complaint. The Company has indemnification agreements with each of the other defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such defendants from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however the Company believes it has meritorious defenses and will vigorously defend this action.
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

Commitments
USA Payments Processing Commitments. The Company obtains transaction processing services pursuant to the Amended and Restated Agreement for Electronic Payment Processing from USA Payments Systems a company controlled by Karim Maskatiya and Robert Cucinotta, who are founders and significant stockholders of the Company and former members of our Board of Directors. Under terms of this agreement, GCA is obligated to pay USA Payment Systems $2.3 million annually in fixed monthly processing fees and minimum annual transaction volume fees through the termination of this agreement in March 2014.
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
Innovative Funds Transfer, LLC Required Capital Investment. Pursuant to the terms of our agreement with IGT, we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of December 31, 2008, we had invested a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.
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
8. BORROWINGS
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
Borrowings under the Second Amended and Restated Credit Agreement bear interest at LIBOR plus an Applicable Margin, which is based on the Company’s Senior Leverage Ratio (as defined). At December 31, 2008 and 2007, the Applicable Margin was 112.5 basis points and 87.5 basis points and the effective rate of interest was 2.09% and 5.72%, respectively. Principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2011. GCA may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to certain qualifications set forth in the agreement. Furthermore, the Second Amended and Restated Credit Agreement contains mandatory prepayment provisions which, under certain circumstances, obligate GCA to apply portions of its Excess Cash Flow (as defined) to prepayment of the senior secured credit facilities.

As of December 31, 2008, the scheduled quarterly amortization payments on the term loan portion of the Second Amended and Restated Credit Agreement are $250,000 through September 30, 2010 with the remaining balance of the term loan and any outstanding amounts under the revolving credit loans due to be repaid on November 1, 2011.
Pursuant to the Second Amended and Restated Credit Agreement, the senior secured credit facility continues to be secured by substantially all of the assets of the Company, GCA and GCA’s wholly-owned domestic subsidiaries other than Arriva, and will continue to be guaranteed by the Company and all of GCA’s wholly-owned domestic subsidiaries other than Arriva.
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults, which are subject to important exceptions and qualifications, as set forth in the Second Amended and Restated Credit Agreement. Additionally, we have a covenant related to our allowable capital expenditures. The Company believes it was in compliance with all of its debt covenants that were applicable as of December 31, 2008.
As of December 31, 2008 and 2007, the Company had $98.0 million and $99.0 million, respectively, in borrowings under the term loan, $15.0 million and $11.7 million, respectively, under the revolving portion and $3.7 million and $3.2 million, respectively, in letters of credit issued and outstanding. The letters of credits issued and outstanding reduce amounts available under the revolving portion of the Second Amended and Restated Credit Agreement. Prior to November 1, 2006, the Company’s senior secured credit facility was provided pursuant to the Amended and Restated Credit Agreement (the “First Amended and Restated Credit Agreement”). This facility provided for a term loan portion of borrowings and a revolving loan portion of borrowings. Interest expense, under the terms of the First Amended and Restated Credit Agreement, was generally determined based upon LIBOR plus an applicable margin.
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
All of the Company’s existing and future domestic wholly owned subsidiaries are guarantors of the notes on a senior subordinated basis. Under terms of the indenture, up to 35% of these notes may have been redeemed before March 15, 2007, at a price of 108.75% of face, out of the net proceeds from an equity offering. In October 2005, the Company redeemed $82.25 million of these notes plus $7.2 million of redemption premium, with the proceeds of its initial public offering (“IPO”) of equity securities. The Company may redeem all or a portion of the notes at redemption prices of 104.375% on or after March 15, 2008, 102.188% on or after March 15, 2009 or 100.000% on or after March 15, 2010.
As of December 31, 2008 and 2007, the Company had $152.8 million in borrowings outstanding under the Notes Offering. At December 31, 2008, we believe that we were in compliance with all of our covenants under the Notes Offering.
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

Minimum Aggregate Repayment Schedule
At December 31, 2008, the minimum aggregate repayment (excluding excess cash flow payments) for all borrowings for the years then ending was (in thousands):

2009	$16,000
2010	1,000
2011	96,000
2012	152,750
2013	—

Total	$265,750

9. CAPITAL STOCK
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
Preferred Stock. The amended and restated certificate of incorporation allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2008, we had no shares of preferred stock outstanding.
Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of December 31, 2008 we had 82,961,129 shares of common stock outstanding (including 190,251 shares of non-vested restricted stock).
Common Stock Repurchase Program. On February 6, 2007, the Company’s Board of Directors authorized the repurchase of up $50.0 million of the Company’s issued and outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes. As of December 31, 2008, the Company had completed the repurchase of all $50.0 million of stock under the Common Stock Repurchase Program.

Treasury Stock. In addition to open market purchases of common stock authorized under the Common Stock Repurchase Program, employees may direct the Company to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. The following table provides the treasury stock activity occurring in 2008 (number of shares and cost in thousands):

	Total Number
	of Shares	Average Price per	Cost of Shares
	Purchased or	Share Purchased	Purchased or
	Withheld	or Withheld	Withheld

Balance, December 31, 2007	4,563	$9.13	$41,668

Shares purchase	1,398	$5.89	8,233

Shares withheld from restricted stock vesting	56	$5.79	325

Balance, December 31, 2008	6,017	$8.35	$50,226

10. RELATED PARTY TRANSACTIONS
Karim Maskatiya and Robert Cucinotta were members of our Board of Directors through the dates of their respective resignations of May 7, 2008 and May 20, 2008. As of December 31, 2008, Mr. Masakatiya and Mr. Cucinotta owned 11.8% and 11.8%, respectively, of the outstanding equity interests of the Company. The Company made payments for software development costs and system maintenance to Infonox on the Web (“Infonox”) pursuant to agreements with Infonox. At the time the Company entered into these agreements, Infonox was controlled by Karim Masakatiya and Robert Cucinotta, who were also then members of our Board of Directors, and during a portion of the period presented, Infonox was controlled by family members of Mr. Maskatiya. These family members of Mr. Maskatiya owned a majority of the ownership interests, and controlled the Board of Directors of Infonox until the closing of the sale of Infonox to Total System Services, Inc. on November 4, 2008.
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
The Company obtains transaction processing services from USA Payment Systems, a company controlled by Karim Maskatiya and Robert Cucinotta, pursuant to the Amended and Restated Agreement for Electronic Payment Processing. Under terms of this agreement, GCA pays a fee to USA Payments for transaction processing services, which is reflected in cost of revenues (exclusive of depreciation and amortization), and pays other directly identifiable operating expenses that are included within operating expenses in the consolidated statements of income. Pursuant to this agreement, GCA is obligated to pay USA Payments a monthly, fixed processing fee and transaction fees that total $2.3 million annually through the termination of this agreement in March 2014. Additionally, we reimburse USA Payments for invoices related mainly to gateway fees and other processing charges incurred on behalf of the Company from unrelated third parties. These expenses are also classified as part of cost of revenues (exclusive of depreciation and amortization). In September 2005, the Company acquired the “3-in-1 rollover patent” from USA Payments for $10.0 million. USA Payments has provided written notice of termination of this agreement as a result of alleged breaches by the Company, which the Company disputes. Notwithstanding this dispute, the Company is in the process of transitioning to a successor processor during a 180-day transition period.
Karim Maskatiya and Robert Cucinotta also own MCA Processing, LLC, an assembler and distributor of redemption devices. From time to time, GCA has procured those devices on behalf of our customers.

The following table represents the transactions with related parties for the years ended December 31, (amounts in thousands):

Description of Transaction	2008	2007	2006

Infonox on the Web:

Software development costs and maintenance expense	$3,536	$3,594	$1,976

USA Payments & USA Payments Systems:

Transaction processing charges	3,171	3,010	2,908

Pass through billing related to gateway fees, telecom and other items	1,185	1,384	1,312

Sublease income earned for leasing out corporate office space for backup servers	(20)	(18)	(18)

MCA Processing LLC:

Equipment purchases	710	—	—
The following table details the amounts receivable from or (liabilities to) these related parties that are recorded as part of other receivables, net, accounts payable or accrued expenses in the consolidated balance sheets as of December 31, (amounts in thousands):

	2008	2007	2006

M&C International and related companies	$(1)	$31	$42

Total included within receivables, other	$(1)	$31	$42

USA Payment Systems	$(212)	$(193)	$(149)
Infonox on the Web	(447)	(372)	(633)

Total included within accounts payable and accrued expenses	$(659)	$(565)	$(782)

11. INCOME TAXES
In July 2006, the FASB issued FIN 48, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company was subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.
We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expenses.
The income tax provision (benefit) attributable to continuing operations and discontinued operations is as follows:

	2008	2007	2006

Continuing Operations	$23,349	$16,709	$17,832
Discontinued Operations	(2,214)	$(1,983)	$(1,094)

	$21,135	$14,726	$16,738

The following table presents the domestic and foreign components of pretax income and recorded income tax expense attributable to continuing operations for the years ended December 31, (amounts are in thousands):

	2008	2007	2006
Components of pretax income:
Domestic	$49,043	$39,914	$41,257
Foreign	1,715	3,789	4,945

Consolidated	$50,758	$43,703	$46,202

Provision for income taxes:
Domestic	$22,978	$16,018	$16,678
Foreign	420	823	1,257

Consolidated	$23,398	$16,841	$17,935
Income tax benefit from minority ownership loss	(49)	(132)	(103)

Provision for income taxes, as reported	$23,349	$16,709	$17,832

The Company’s income tax provision attributable to income from continuing operations before income taxes consists of the following components as of December 31, (amounts in thousands):

	2008	2007	2006
Current	$437	$858	$1,257
Deferred	22,912	15,851	16,575

Total provision for income taxes	$23,349	$16,709	$17,832

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate for the years ended December 31, is as follows:

	2008	2007	2006
Federal statutory rate	35.00%	35.00%	35.00%
Effect of:
Foreign provision	(0.37)	(0.28)	(0.06)
State/Province income tax	1.29	0.97	1.05
Non-deductible compensation cost	10.51	3.59	2.00
Change in valuation allowance	(0.73)	3.02	—
Non-deductible expenses and other items	0.30	0.34	0.61
Adjustment to carrying value	—	(4.41)	—

Effective tax rate	46.00%	38.23%	38.60%

The following table outlines the principal components of deferred tax items at December 31, (amounts in thousands):

	2008	2007	2006
Deferred tax assets related to:
Property, equipment and leasehold improvements	$49	$919	$603
Accounts receivable allowances	5,786	4,283	3,857
Foreign tax credits	4,297	4,297	3,872
Net operating losses	2,492	4,469	3,939
Stock options FAS 123(R) expense	2,374	4,973	2,269
Intangibles	142,394	160,446	178,190
Accrued and prepaid expenses		—	45
Other	315	262	—
Valuation allowance	(949)	(1,319)	—

Total deferred income tax assets	156,758	178,330	192,775

Deferred tax liabilities related to:
Basis differences related to foreign currency translation adjustments	—	514	—
Accrued and prepaid expenses	87	314	—
Other	157	275	1,034

Total deferred income tax liabilities	244	1,103	1,034

Deferred income taxes, net	$156,514	$177,227	$191,741

For all of our investments in foreign subsidiaries, except for GCA Macau, deferred taxes have not been provided on unrepatriated earnings in the amount of approximately $6.1 million. These earnings are considered permanently reinvested, as it is management’s intention to reinvest foreign profits to finance foreign operations.
As of December 31, 2008 the Company has approximately $7.0 million accumulated federal net operating losses. The net operating losses can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2025.

As of December 31, 2008, the Company had approximately $4.3 million in foreign tax credits available. Foreign tax credits can be offset against future taxable income subject to certain limitations for a period of 10 years. Approximately $0.6 million, $1.2 million, $1.0 million, $0.9 million and $0.6 million will expire in 2013, 2014, 2015, 2016 and 2017, respectively. During the year ended December 31, 2007, the Company recorded a valuation allowance related to foreign tax credit deferred tax assets of approximately $1.3 million, due to the expected expiration of a portion of the foreign tax credit carryforwards, which begin to expire in 2013. As of December 31, 2008, there has been no change to the expected portion of the foreign tax credit carryforwards. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future periods or within applicable carryback periods. Although realization is not assured, management had recorded a net deferred tax asset for the amount it believes is more likely than not to be realized. The amount of the deferred tax asset is considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.
As of December 31, 2008, we had a net deferred income tax asset of $156.5 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for financial accounting purposes. They are amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.0%, this results in tax payments being approximately $18.8 million less than the provision for income taxes shown on the income statement for financial accounting purposes. This is an expected aggregate of $194.7 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year, (in thousands):

	2008	2007

Unrecognized Tax Benefit — January 1,	$—	$500
Gross increases — tax positions in prior period	—	—
Gross decreases — tax positions in prior period	—	$(500)
Settlements	—	—
Lapse of statute of limitations	—	—

Unrecognized Tax Benefit — December 31,	$—	$—

During the year ended December 31, 2007, the Company filed changes in accounting method with the Internal Revenue Service related to two income tax return methods that gave rise to unrecognized tax benefits at the beginning of the period. The change in accounting methods that were filed with the Internal Revenue Service resulted in decreasing of the unrecognized tax benefit to zero. There has been no change to the Company’s unrecognized tax benefits during the year ended December 31, 2008.
The Company does not anticipate that the total amount of its unrecognized tax benefits will significantly change during the next twelve months.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 21, 2008, the Company’s tax years for 2005, 2006, 2007 and 2008 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2008, the Company is no longer subject to U.S. federal, state, local or foreign examination by tax authorities for years before 2008. Tax year 2004 was open as of December 31, 2007.
12. DISCONTINUED OPERATIONS
On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. The Company has since actively marketed the Arriva business for sale and accordingly, has classified the net assets of Arriva as available for sale on the consolidated balance sheets. The Company estimated the fair value of the Arriva net assets as of December 31, 2008 based on preliminary offers the Company had received in connection with its marketing efforts as well as through the application of a net present value methodology. Based on the Company’s decision to exit the Arriva business, it recorded pre-tax charges of $5.5 million to reduce the net assets of the Arriva business to their estimated fair value through December 31, 2008.
As of December 31, 2008 and 2007 the components of assets held for sale are as follows (amounts in thousands):

	December 31,	December 31,
	2008	2007

Total assets	$1,616	$13,201
Total liabilities	(76)	(1,021)

Assets held for sale	$1,540	$12,180

As a result of the implementation of the plan to dispose of the Arriva business, the operating results of the Arriva business have been removed from continuing operations and reported as discontinued operations in the condensed consolidated statements of income and comprehensive income.
Selected financial information that has been reported as discontinued operations for the years ended December 31, 2008, 2007 and 2006 are as follows (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenue	$2,305	$2,949	$376
Pretax income(loss)	$(6,149)	$(5,508)	$(2,452)
Cash flows from discontinued operations for the years ended December 31, 2008, 2007 and 2006 have not been separately identified in the consolidated statement of cash flows.
13. SEGMENT INFORMATION
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
The Company operates in three distinct business segments: (1) cash advance, (2) ATM and (3) check services. The “Other” lines of business category, none of which exceed the established materiality for segment reporting, include credit reporting services, Western Union, direct marketing and IFT, among others.
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
Major customers — For the years ended December 31, 2008, 2007 and 2006, the combined revenues from all segments for our largest customer, were $107.9 million, $115.3 million and $97.9 million, respectively, representing 16.1%, 19.3% and 17.9% respectively, of the Company’s total consolidated revenues, respectively.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. The tables below present the results of operations and total assets by operating segment as of, and for the years ended (amounts in thousands):

	Cash		Check
	Advance	ATM	Services	Other	Corporate	Total
December 31, 2008:

Revenues	$326,476	$289,122	$42,366	$13,644	$0	$671,608
Operating income exclusive of depreciation and amortization	74,684	45,550	18,594	11,078	(71,260)	78,646

December 31, 2007:

Revenues	$316,094	$240,575	$31,126	$10,145	$—	$597,940
Operating income exclusive of depreciation and amortization	77,672	43,738	13,697	8,627	(65,516)	78,218

December 31, 2006:

Revenues	$287,053	$221,727	$29,166	$9,827	$—	$547,773
Operating income exclusive of depreciation and amortization	76,294	41,817	9,846	5,442	(45,159)	88,240

	December 31,	December 31,
Total Assets	2008	2007

Cash advance	$172,882	$153,444
ATM	111,781	68,627
Check services	39,412	29,749
Other	22,732	27,756
Discontinued operations	1,560	18,731
Corporate	210,783	239,995

Total assets	$559,150	$538,302

14. SUBSEQUENT EVENTS

On February 13, 2009, the Company received written notice from USA Payments of the termination of the Amended and Restated Agreement for Electronic Payment Processing, dated as of March 10, 2004, by and among GCA, USA Payments and USA Payment Systems (the “Agreement”). The Company disputes the alleged breaches of the Agreement upon which the notice of termination was based, as well as the right of USA Payments to terminate the Agreement.

To the Company’s knowledge, Karim Maskatiya and Robert Cucinotta directly or indirectly hold significant ownership interests in, and serve on the boards of directors of, USA Payment Systems and USA Payments.  At the time that the Company entered into the Agreement, Messrs. Maskatiya and Cucinotta were members of the Company’s board of directors and controlled a majority of the outstanding equity interests in the Company.

This Agreement was to expire according to its terms on March 10, 2014. USA Payment Systems and USA Payments have acknowledged their obligation pursuant to the Agreement to continue to provide services to the Company during a 180-day transition period. The Company disputes the right of USA Payments to terminate the Agreement. If this dispute is resolved with the mutual agreement of the Company and USA Payments, the Company may continue to receive services under the Agreement or a successor agreement with USA Payments or USA Payment Systems. If the Company and USA are unable to resolve the dispute, the Company will transition to another provider of electronic payment processing services in the 180-day transition period. To prepare for the potential need to transition to a new provider, the Company is already engaged in discussions with an alternate provider.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(amounts in thousands, except earnings per share)
2008
Revenue	$143,485	$166,808	$185,059	$176,256	$671,608
Operating income	18,254	20,627	21,316	18,449	78,646
Income from continuing operations	6,148	8,456	8,405	4,487	27,495
Net income	1,746	8,696	8,560	4,560	23,556

Basic earnings per share:
Continuing operations	$0.08	$0.11	$0.11	$0.06	$0.36
Net income	$0.02	$0.11	$0.11	$0.06	$0.31
Diluted earnings per share:
Continuing operations	$0.08	$0.11	$0.11	$0.06	$0.36
Net income	$0.02	$0.11	$0.11	$0.06	$0.31

2007
Revenue	$148,177	$150,797	$155,762	$143,204	$597,940
Operating income	22,383	23,685	19,027	13,123	78,218
Income from continuing operations	8,587	9,303	6,497	2,843	27,230
Net income	7,914	8,568	5,323	1,899	23,704

Basic earnings per share:
Continuing operations	$0.11	$0.11	$0.08	$0.04	$0.34
Net income	$0.10	$0.10	$0.07	$0.02	$0.29
Diluted earnings per share:
Continuing operations	$0.10	$0.11	$0.08	$0.04	$0.33
Net income	$0.10	$0.10	$0.07	$0.02	$0.29

2006
Revenue	$129,835	$133,574	$142,789	$141,575	$547,773
Operating income	20,792	20,426	22,607	24,415	88,240
Income from continuing operations	7,013	6,490	8,015	7,035	28,553
Net income	6,963	6,279	7,815	5,552	26,609

Basic earnings per share:
Continuing operations	$0.08	$0.20	$0.25	$0.05	$0.35
Net income	$0.08	$0.09	$0.11	$0.05	$0.33
Diluted earnings per share:
Continuing operations	$0.08	$0.08	$0.10	$0.09	$0.35
Net income	$0.07	$0.08	$0.10	$0.07	$0.32

2008
Basic shares	76,977	76,702	76,723	76,745	76,787
Diluted shares	76,979	76,703	76,724	76,755	76,796

2007
Basic shares	81,764	81,752	81,484	79,450	81,108
Diluted shares	82,044	82,084	81,705	79,466	81,377

2006
Basic shares	81,556	81,619	81,690	81,699	81,641
Diluted shares	81,556	82,230	82,212	82,036	81,921

(1)—	The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year.

16. GUARANTOR INFORMATION
In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”). There were $152.8 million in Notes outstanding at December 31, 2008 and 2007. The Notes are guaranteed by all of the GCA’s existing domestic wholly-owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under these Notes. These guarantees are full, unconditional, joint and several. GCA Canada, GCA BVI, GCA Switzerland, GCA HK, and GCA Macau; all wholly owned non-domestic subsidiaries, and IFT, a consolidated joint venture, do not guarantee the Notes. The following consolidating schedules present separate unaudited financial statement information on a combined basis for the parent only, the issuer, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of and for the years ended December 31, 2008 and 2007.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2008
(amounts in thousands)

			Combined	Combined Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$45,122	$17,555	$14,471	$—	$77,148

Restricted cash and cash equivalents	—	388	—	—	—	388
Settlement receivables	—	48,649	87	2,868	—	51,604
Other receivables, net	—	36,305	69,868	474	(89,888)	16,759
Prepaid and other assets	—	10,888	670	309	—	11,867
Investment in subsidiaries	162,973	78,820	—	—	(241,793)	—
Asset held for sale	—	—	1,540	—	—	1,540
Property, equipment and leasehold improvements, net	—	22,808	906	705	—	24,419
Goodwill, net	—	128,191	55,061	677	—	183,929
Other intangibles, net	—	21,911	12,788	283	—	34,982
Deferred income taxes, net	—	156,522	13	(21)	—	156,514

TOTAL	$162,973	$549,604	$158,488	$19,766	$(331,681)	$559,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Settlement liabilities	$—	$70,132	$322	$8,696	$—	$79,150
Accounts payable	—	34,445	927	189	—	35,561
Accrued expenses	—	20,709	82,327	4,660	(89,885)	17,811
Borrowings	—	265,750	—	—	—	265,750

Total liabilities	—	391,036	83,576	13,545	(89,885)	398,272

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—	—	—	—	—

STOCKHOLDERS’ EQUITY	162,973	158,568	72,912	6,221	(241,796)	160,878

TOTAL	$162,973	$549,604	$158,488	$19,766	$(331,681)	$559,150

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2007
(amounts in thousands)

			Combined	Combined Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$54,411	$5,411	$11,241	$—	$71,063

Restricted cash and cash equivalents	—	380	1,000	—	—	1,380
Settlement receivables	—	56,344	635	4,722	(635)	61,066
Other receivables, net	928	18,010	44,324	121	(48,959)	14,424
Prepaid and other assets	—	7,279	3	336	—	7,618
Investment in subsidiaries	138,296	97,306	—	—	(235,602)	—
Asset held for sale	—	—	12,180	—		12,180
Property, equipment and leasehold improvements, net	—	21,721	164	918	—	22,803
Goodwill, net	—	116,574	39,471	844	—	156,889
Other intangibles, net	—	13,290	55	307	—	13,652
Deferred income taxes, net	—	177,199	—	28	—	177,227

TOTAL	$139,224	$562,513	$103,244	$18,517	$(285,196)	$538,302

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Settlement liabilities	$—	$85,751	$635	$7,976	$(635)	$93,727
Accounts payable	—	21,947	107	348	—	22,402
Accrued expenses	928	52,904	11,856	3,533	(48,959)	20,262
Borrowings	—	263,480	—	—	—	263,480

Total liabilities	928	424,082	12,598	11,857	(49,594)	399,871

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	135	—	—	—	135

STOCKHOLDERS’ EQUITY	138,296	138,296	90,646	6,660	(235,602)	138,296

TOTAL	$139,224	$562,513	$103,244	$18,517	$(285,196)	$538,302

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2008
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$311,091	$3,249	$12,136	$—	$326,476
ATM	—	283,820	4,121	1,181	—	289,122
Check services	—	16,447	25,919	—	—	42,366
Central Credit and other revenues	25,644	1,243	9,356	14	(22,613)	13,644

Total revenues	25,644	612,601	42,645	13,331	(22,613)	671,608

Cost of revenues (exclusive of depreciation and amortization)	—	(448,750)	(35,005)	(9,219)	—	(492,974)
Operating expenses	—	(75,898)	(6,162)	(2,717)	815	(83,962)
Amortization	—	(5,801)	(1,183)	(167)	—	(7,151)
Depreciation	—	(7,900)	(690)	(285)	—	(8,875)

OPERATING INCOME (LOSS)	25,649	74,252	(395)	943	(21,798)	78,646

INTEREST INCOME (EXPENSE), NET
Interest income	—	2,002	43	184	—	2,229
Interest expense	—	(29,935)	(134)	(48)	—	(30,117)

Total interest income (expense), net	—	(27,933)	(91)	136	—	(27,888)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	25,644	46,319	(486)	1,079	(21,798)	50,758
INCOME TAX PROVISION	(2,088)	(22,849)	—	(496)	2,084	(23,349)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	23,556	23,470	(486)	583	(19,714)	27,409

MINORITY OWNERSHIP LOSS, NET OF TAX	—	86	—	—	—	86

INCOME FROM CONTINUING OPERATIONS	23,556	23,556	(486)	583	(19,714)	27,495
LOSS FROM DISCONTINUED OPERATIONS			(3,939)			(3,939)

NET INCOME (LOSS)	$23,556	$23,556	$(4,425)	$583	$(19,714)	$23,556

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2007
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$307,862	$—	$8,232	$—	$316,094
ATM	—	240,318	—	257	—	240,575
Check services	—	15,050	16,076	—	—	31,126
Central Credit and other revenues	23,704	11,376	8,770	117	(33,822)	10,145

Total revenues	23,704	574,606	24,846	8,606	(33,822)	597,940

Cost of revenues (exclusive of depreciation and amortization)	—	(415,215)	(8,070)	(5,223)	—	(428,508)
Operating expenses	—	(73,885)	(3,523)	(2,795)	589	(79,614)
Amortization	—	(5,078)	(76)	(147)	—	(5,301)
Depreciation	—	(6,062)	(33)	(204)	—	(6,299)

OPERATING INCOME (LOSS)	23,704	74,366	13,144	237	(33,233)	78,218

INTEREST INCOME (EXPENSE), NET
Interest income	—	3,480	—	151	—	3,631
Interest expense	—	(38,077)	(1)	(68)	—	(38,146)

Total interest income (expense), net	—	(34,597)	(1)	83	—	(34,515)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	23,704	39,769	13,143	320	(33,233)	43,703

INCOME TAX PROVISION	—	(16,301)	—	(408)	—	(16,709)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	23,704	23,468	13,143	(88)	(33,233)	26,994

MINORITY OWNERSHIP LOSS, NET OF TAX	—	236	—	—	—	236

INCOME FROM CONTINUING OPERATIONS	23,704	23,704	13,143	(88)	(33,233)	27,230
LOSS FROM DISCONTINUED OPERATIONS			(3,526)			(3,526)

NET INCOME (LOSS)	$23,704	$23,704	$9,617	$(88)	$(33,233)	$23,704

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2006
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$281,733	$—	$5,320	$—	$287,053
ATM	—	221,727	—	—	—	221,727
Check services	—	18,345	10,821	—	—	29,166
Central Credit and other revenues	26,609	7,944	8,511	100	(33,337)	9,827

Total revenues	26,609	529,749	19,332	5,420	(33,337)	547,773

Cost of revenues (exclusive of depreciation and amortization)	—	(373,899)	(7,752)	(3,067)	—	(384,718)
Operating expenses	—	(60,218)	(3,444)	(1,930)	571	(65,021)
Amortization	—	(5,259)	(72)	(94)	—	(5,425)
Depreciation	—	(4,317)	(7)	(45)	—	(4,369)

OPERATING INCOME (LOSS)	26,609	86,056	8,057	284	(32,766)	88,240

INTEREST INCOME (EXPENSE), NET
Interest income	—	3,325	—	152	—	3,477
Interest expense	—	(42,098)	—	—	—	(42,098)
Loss on extinguishment of debt	—	(3,417)	—	—	—	(3,417)

Total interest income (expense), net	—	(42,190)	—	152	—	(42,038)

INCOME (LOSS) BEFORE INCOME TAX PROVISION AND MINORITY OWNERSHIP LOSS	26,609	43,866	8,057	436	(32,766)	46,202

INCOME TAX PROVISION	—	(17,441)	—	(391)	—	(17,832)

INCOME (LOSS) BEFORE MINORITY OWNERSHIP LOSS	26,609	26,425	8,057	45	(32,766)	28,370

MINORITY OWNERSHIP LOSS, NET OF TAX	—	183	—	—	—	183

INCOME FROM CONTINUING OPERATIONS	26,609	26,609	8,057	45	(32,766)	28,553
LOSS FROM DISCONTINUED OPERATIONS			(1,944)			(1,944)

NET INCOME (LOSS)	$26,609	$26,609	$6,113	$45	$(32,766)	$26,609

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2008
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,556	$23,556	$(4,422)	$684	$(19,818)	$23,556
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	973	—	—	—	973
Amortization of intangibles	—	8,440	693	285	—	9,418
Depreciation	—	5,263	1,372	167	—	6,802
Loss on disposal of assets	—	—	—	—	—	—
Provision for bad debts	—	—	17,565	—	—	17,565
Deferred income taxes	—	20,677	—	—	—	20,677
Equity income	(23,556)	3,738	—	—	19,818	—
Minority ownership loss	—	(135)	—	—	—	(135)
Stock-based compensation	—	9,050	—	—	—	9,050
Changes in operating assets and liabilities:
Settlement receivables	—	10,164	4,456	1,854	—	16,474
Other receivables, net	929	(16,401)	(31,672)	12,587	38,838	4,281
Prepaid and other assets	—	(2,193)	987	(194)	—	(1,400)
Settlement liabilities	—	(20,413)	(10,956)	720	—	(30,649)
Accounts payable	—	10,988	(2,435)	(160)	—	8,393
Accrued expenses	(929)	(39,143)	63,998	1,231	(38,838)	(13,681)

Net cash provided by operating activities	—	14,564	39,586	17,174	—	71,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Certegy Gaming acquisition, net of cash	—	(20,783)	—	—	—	(20,783)
Cash Systems, Inc. acquisition, net of cash	—	—	(30,098)	—	—	(30,098)
Purchase of property, equipment and leasehold improvements	—	(8,205)	(76)	146	—	(8,135)
Purchase of other intangibles	—	(541)	—	(143)	—	(684)
Changes in restricted cash and cash equivalents	—	(8)	1,000	—	—	992

Investments in subsidiaries	9,487	11,310	—	—	(20,797)	—

Net cash used in investing activities	9,487	(18,227)	(29,174)	3	(20,797)	(58,708)

*	Eliminations include earnings on subsidiaries and management fees
(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2008
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$—	$121,000	$—	$—	$—	$121,000
Repayments under credit facility	—	(118,730)	—	—	—	(118,730)
Debt issuance costs	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Purchase of treasury stock	(9,487)	—	—	—	—	(9,487)
Minority capital contributions		—	—	—	—	—
Capital contributions	—	(9,486)	(11,311)	—	20,797	—

Net cash provided by (used in) financing activities	(9,487)	(7,216)	(11,311)	—	20,797	(7,217)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	1,586	—	(900)	—	686

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	(9,293)	(899)	16,277	—	6,085

CASH AND CASH EQUIVALENTS—Beginning of period	—	54,411	5,411	11,241	—	71,063

CASH AND CASH EQUIVALENTS—End of period	$—	$45,118	$4,512	$27,518	$—	$77,148

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2007
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,704	$23,704	$7,637	$(90)	$(31,251)	$23,704
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	973	—	—	—	973
Amortization of intangibles	—	5,078	262	147	—	5,487
Depreciation	—	6,062	37	203	—	6,302
Loss on disposal of assets	—	139	—	—	—	139
Provision for bad debts	—	—	11,184	—	—	11,184
Deferred income taxes	—	14,542	—	(28)	—	14,514
Equity income	(23,704)	(7,547)	—	—	31,251	—
Minority ownership loss	—	(368)	—	—	—	(368)
Stock-based compensation	—	22,269	—	—	—	22,269
Changes in operating assets and liabilities:
Settlement receivables	—	81,867	236	(948)	(4,418)	76,737
Other receivables, net	36	11,796	(37,194)	375	2,160	(22,827)
Prepaid and other assets	—	1,676	(588)	(17)	—	1,071
Settlement liabilities	—	(50,545)	(4,418)	5,748	4,418	(44,797)
Accounts payable	—	(3,709)	108	(254)	—	(3,855)
Accrued expenses	(360)	(9,558)	11,731	1,688	(2,160)	1,341

Net cash provided by operating activities	(324)	96,379	(11,005)	6,824	—	91,874

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	—	(8,364)	(183)	(955)	—	(9,502)
Purchase of other intangibles	—	(1,094)	(77)	(257)	—	(1,428)
Changes in restricted cash and cash equivalents	—	(30)	—	—	—	(30)

Investments in subsidiaries	39,416	(15,100)	—	—	(24,316)	—

Net cash used in investing activities	39,416	(24,588)	(260)	(1,212)	(24,316)	(10,960)

*	Eliminations include intercompany investments and management fees
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required pursuant to Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning management’s assessment of our internal control over financial reporting and the controls evaluation referenced in the certifications. The report of Deloitte & Touche, LLP, our independent registered public accounting firm, is also included below. Deloitte & Touche LLP’s report addresses their audit of our internal control over financial reporting. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications and the report of Deloitte & Touche, LLP for a more complete understanding of the matters presented.
Evaluation of Disclosure Controls and Procedures
Management’s Report of Internal Control over Financial Reporting
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2008 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2008 as stated in their attestation report which is included herein.
Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2008
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Global Cash Access, Inc.
Las Vegas, Nevada
We have audited the internal control over financial reporting of Global Cash Access Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 9, 2009 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph related to the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.
/s/ Deloitte & Touche
Las Vegas, Nevada
March 9, 2009

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors, executive officers and corporate governance required by this Item is incorporated by reference to the section entitled “Proposal One — Election of Class I Directors” in the Company’s Definitive Proxy Statement in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2008. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information required by 10A-3(d) of the Exchange Act is incorporated by reference to the section entitled “Board and Corporate Governance Matters” in the Proxy Statement.
We have adopted a Code of Business Conduct and Ethics that is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated there under. The Code of Business Conduct and Ethics is available on our website at www.gcainc.com. To the extent required by law, any amendments to, or waivers from, any provision of the Code of Conduct will be promptly disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.
On March 17, 2008, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange Corporate Governance listing standards as of that date.
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES [DALE TO UPDATE]
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2008

Consolidated Statement of Stockholders’ Equity (Deficiency) for the three years ended December 31, 2008

Consolidated Statements of Cash Flows for the three years ended December 31, 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.	See Item 15(b)
(b)	Exhibits:

Exhibit Number		Exhibit Description

2.1	(16)	Stock Purchase Agreement, by and among Fidelity National Transaction Services, Inc., Certegy Gaming Services, Inc. and Global Cash Access, Inc., dated February 28, 2008.

2.2	(17)
Agreement and Plan of Merger, by and among Cash Systems, Inc., Global Cash Access, Inc., and Card Acquisition Subsidiary, Inc., a wholly owned subsidiary of Global Cash Access, Inc., dated June 13, 2008.

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(4)	Amended and Restated Bylaws.

4.2	(1)	Indenture relating to $235,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2012.

4.3	(1)	Form of 8 3/4% Senior Subordinated Notes due 2012.

4.4	(1)	Assumption Agreement, dated as of June 7, 2004, by Global Cash Access, Inc. and the Subsidiary Guarantors named therein.

4.5	(1)
Supplemental Indenture by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., GCA Access Card, Inc., Central Credit, LLC and The Bank of New York Trust Company, N.A. and form of notation of Guarantee by Global Cash Access Holdings, Inc.

4.6	(1)	Supplemental Indenture by and among Global Cash Access, Inc., GCA Access Card, Inc., Central Credit, LLC and The Bank of New York Trust Company, N.A. and notation of Guarantee by GCA Access Card, Inc.

Exhibit Number		Exhibit Description

4.7	(14)
Supplemental Indenture dated as of April 17, 2008, by and among Certegy Gaming Services, Inc., a wholly-owned subsidiary of Global Cash Access, Inc., and successor to Global Cash Access, L.L.C.; Arriva Card, Inc., formerly known as GCA Access Card, Inc.; Central Credit, LLC; Global Cash Access Holdings, Inc., and The Bank of New York Trust Company, N.A., as trustee under the Indenture.

10.1	(1)	Lease Agreement, dated as of March 8, 2000, by and between Global Cash Access, L.L.C. and American Pacific Capital Gateway Bldg D Co., L.L.C.

10.4	(1)	Guaranty, dated as of March 10, 2004, among GCA Holdings, L.L.C., the guarantors from time to time party hereto and Bank of America, N.A., as Administrative Agent.

10.5	(1)	Security Agreement including First and Second Amendments thereto, dated as of March 10, 2004, among the loan parties from time to time party thereto and Bank of America, N.A., as Collateral Agent.

10.6	(1)	Pledge Agreement, dated as of March 10, 2004, among the loan parties from time to time party thereto and Bank of America, N.A., as Collateral Agent.

10.7	(1)	Membership Unit Redemption Agreement, dated as of March 10, 2004, between FDFS Holdings, LLC and GCA Holdings, L.L.C.

10.8	(1)
Sponsorship Agreement, dated as of November 1999, by and between BA Merchant Services, Inc. and Global Cash Access, L.L.C., as amended by Amendment Number 1 to the Sponsorship Agreement, dated as of September 2000, among BA Merchant Services, Global Cash Access, L.L.C. and First Data Corporation.

10.9	(1)	Sponsorship Indemnification Agreement, dated as of March 10, 2004, by and between Global Cash Access, L.L.C. and First Data Corporation.

10.10	(1)	Amended and Restated Software License Agreement, dated as of March 10, 2004, between Infonox on the Web and Global Cash Access, L.L.C.

10.11	(1)	Professional Services Agreement, dated as of March 10, 2004, between Infonox on the Web and Global Cash Access, L.L.C.

10.12	(1)	Patent License Agreement, dated as of March 10, 2004, between USA Payments, Inc. and Global Cash Access, L.L.C.

Exhibit Number		Exhibit Description

10.13	(1)	Amended and Restated Electronic Payment Processing Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C., USA Payments Inc. and USA Payment Systems, Inc.

10.14	(1)	Letter Agreement Relating to Technology, dated May 13, 2004, among Global Cash Access, L.L.C., USA Payments, Inc., USA Payment Systems, Inc. and Infonox on the Web.

10.15	(1)
Automated Teller Machine Sponsorship Agreement by and between Global Cash Access, L.L.C. and Western Union Bank, dated as of November 12, 2002, and First Amendment to Automated Teller Machine Sponsorship Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C. and First Financial Bank.

10.16	(1)	Membership Unit Purchase Agreement, dated as of March 10, 2004, by and among Bank of America Corporation, M&C International and GCA Holdings, L.L.C.

10.17	(1)	Amendment to Treasury Services Terms and Conditions Booklet—ATM Cash Services, dated as of March 8, 2004, by and between Global Cash Access, L.L.C. and Bank of America, N.A.

10.18	(1)	Limited Liability Company Agreement of QuikPlay, LLC, dated as of December 6, 2000, between Global Cash Access, L.L.C. and IGT.

10.19	(1)	Registration Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein, M&C International and Bank of America Corporation.

10.20	(1)	Stockholders Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein, M&C International and Bank of America Corporation.

10.21	(1)	Investor Rights Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein and M&C International.

*10.22	(1)	Global Cash Access Holdings, Inc. 2005 Stock Incentive Plan.

*10.23	(1)	Form of Indemnification Agreement between Global Cash Access Holdings, Inc. and each of its executive officers and directors.

10.24	(1)	Patent Purchase and License Agreement, dated as of March 22, 2005, by and between Global Cash Access, Inc. and USA Payments, Inc.

10.25	(1)	Termination and Consent, dated as of March 16, 2005, by and among Global Cash Access Holdings, Inc. and the other parties thereto.

10.26	(1)
Amended and Restated Credit Agreement, dated as of April 13, 2005, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, as amended by Amendment No. 1 thereto.

Exhibit Number		Exhibit Description

*10.27	(1)	Employment Agreement, dated as of September 12, 2005, by and between Global Cash Access, Inc. and Kathryn S. Lever.

*10.28	(2)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Kathryn S. Lever.

+10.29	(20)	Master Service Agreement, dated as of November 27, 2006, by and between Global Cash Access, Inc. and Integrated Payment Systems, Inc.

10.30	(3)
Second Amended and Restated Credit Agreement, dated as of November 1, 2006, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, Bank of America, N.A., as Administrative Agent, and Wachovia Bank, N.A., as Syndication Agent.

10.31	(5)
Second Amendment to Security Agreement, dated as of January 25, 2007, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., Central Credit, LLC, and Bank of America, N.A., as Administrative Agent.

10.32	(6)
Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of June 22, 2007, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., and Bank of America, N.A., as Administrative Agent.

10.33	(7)
Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of August 8, 2007, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., and Bank of America, N.A., as Administrative Agent.

*10.34	(8)	Employment Agreement with Scott Betts, dated October 31, 2007.

*10.35	(9)	Notices of Stock Option Award and Stock Option Award Agreements with Scott Betts, dated October 31, 2007.

10.36	(10)	Amendment to Treasury Services Terms and Conditions Booklet, dated December 19, 2007, by and between Global Cash Access, Inc. and Bank of America, N.A.

*10.37	(11)	Employment Agreement with George Gresham, dated February 25, 2008.

*10.38	(12)	Notice of Stock Option Award and Stock Option Award Agreement with George Gresham, dated February 25, 2008.

Exhibit Number		Exhibit Description

10.39	(13)	Amendment to Treasury Services Terms and Conditions Booklet, dated as of March 13, 2008, by and between Global Cash Access, Inc. and Bank of America, N.A.

10.40	(15)	Addendum to Master Service Agreement, dated March 20, 2008, by and between Integrated Payment Systems Inc. and Global Cash Access, Inc.

*10.41	(18)	Amendment No. 1 to Employment Agreement, by and between the Company and Scott Betts, dated August 11, 2008.

*10.42	(19)	Amendment No. 2 to Employment Agreement, by and between the Company and Kathryn S. Lever dated August 11, 2008.

12.1		Computation of ratio of earnings to fixed charges.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Deloitte & Touche LLP.

24.1		Power of Attorney (see page 115).

31.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 10, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 10, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 10, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 10, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-123514) filed September 22, 2005.

(2)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 17, 2006.

(3)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 7, 2006.

(4)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 26, 2007.

(5)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 25, 2007.

(6)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 26, 2007.

(7)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 9, 2007.

(8)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 2, 2007.

(9)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 2, 2007.

(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 26, 2007.

(11)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 25, 2008.

(12)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 25, 2008.

(13)	Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K filed March 17, 2008.

(14)	Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2008.

(15)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 21, 2008.

(16)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed April 2, 2008.

(17)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed June 19, 2008.

(18)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 12, 2008.

(19)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 12, 2008.

(20)	Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K filed on March 30, 2007.

*	Management contracts or compensatory plans or arrangements.

+	Confidential treatment was requested with regard to certain portions of this document.

(c)	See Item 15(a)(2).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASH ACCESS HOLDINGS, INC.
By:	/s/ Scott Betts
Scott Betts
President and Chief Executive Officer (Principal Executive Officer)
Dated: March 10, 2009
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

Signature	Title	Date

/s/ Scott Betts Scott Betts	President and Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2009

/s/ George Gresham George Gresham	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2009

/s/ Karim Maskatiya Karim Maskatiya	Director	March 10, 2009

/s/ Robert Cucinotta Robert Cucinotta	Director	March 10, 2009

/s/ Walter G. Kortschak Walter G. Kortschak	Director	March 10, 2009

/s/ Charles J. Fitzgerald Charles J. Fitzgerald	Director	March 10, 2009

/s/ E. Miles Kilburn E. Miles Kilburn	Director	March 10, 2009

/s/ Geoff Judge Geoff Judge	Director	March 10, 2009

/s/ Fred C. Enlow Fred C. Enlow	Director	March 10, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12.1	Computation of ratio of earnings to fixed charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (see page 112)

31.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 10, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 10, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 10, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 10, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002