Form 10-K/A
period 2008-12-31
Global Cash Access Holdings, Inc.
filed 2009-03-13
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of Global Cash Access Holdings, Inc. (the “Company”) for the year ended December 31, 2008, originally filed on March 9, 2009 (the “Original Filing”), is being filed to correct the signatories to the Original Filing. The correct signatories to the Original Filing are indicated on the signature page of this Amendment No. 1.
This Amendment No. 1 does not reflect events occurring after March 9, 2009 and does not update or modify in any way the results of operations, financial position, cash flows or other disclosures in the Company’s Original Filing.
As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1 to the Company’s Original Filing.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS
(b) The following exhibits are filed as part of this Form 10K/A.

31.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 13, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 13, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 13, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 13, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASH ACCESS HOLDINGS, INC.
By:	/s/ Scott Betts
Scott Betts
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 13, 2009
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Scott Betts Scott Betts	President and Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2009

/s/ George Gresham George Gresham	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009

/s/ Patrick C. Olson Patrick C. Olson	Director	March 13, 2009

/s/ Charles J. Fitzgerald Charles J. Fitzgerald	Director	March 13, 2009

/s/ E. Miles Kilburn E. Miles Kilburn	Director	March 13, 2009

/s/ Geoff Judge Geoff Judge	Director	March 13, 2009

/s/ Fred C. Enlow Fred C. Enlow	Director	March 13, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 13, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 13, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 13, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 13, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002