Form 10-Q
period 2009-03-31
Global Cash Access Holdings, Inc.
filed 2009-05-07
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 4, 2009, there were 77,977,472 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$70,652	$77,148
Restricted cash and cash equivalents	808	388
Settlement receivables	37,018	51,604
Other receivables, net	9,977	16,759
Prepaid and other assets	11,752	11,867
Assets held for sale	949	1,540
Property, equipment and leasehold improvements, net	23,672	24,419
Goodwill, net	184,138	183,929
Other intangibles, net	33,181	34,982
Deferred income taxes, net	151,122	156,514

Total assets	$523,269	$559,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$46,615	$79,150
Accounts payable	40,614	35,561
Accrued expenses	13,895	17,811
Borrowings	250,500	265,750

Total liabilities	351,624	398,272

COMMITMENTS AND CONTINGENCIES (NOTE 5)

Retained earnings
Common stock, $0.001 par value, 500,000 shares authorized and 84,004 and 82,961 shares issued at March 31, 2009 and December 31, 2008, respectively	83	83
Preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Additional paid in capital	173,959	172,119
Retained earnings	46,772	37,659
Accumulated other comprehensive income	1,097	1,243
Treasury stock, at cost, 6,024 and 6,017 shares at March 31, 2009 and December 31, 2008, respectively	(50,244)	(50,226)

Total Global Cash Access Holdings, Inc. shareholders’ equity	171,667	160,878

Minority interest	(22)	0

Total stockholders’ equity	171,645	160,878

Total liabilities and stockholders’ equity	$523,269	$559,150

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per share)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
REVENUES:
Cash advance	$81,366	$73,388
ATM	86,423	59,772
Check services	10,827	7,681
Central Credit and other revenues	3,059	2,644

Total revenues	181,675	143,485

Cost of revenues (exclusive of depreciation and amortization)	(137,170)	(103,374)
Operating expenses	(20,462)	(18,640)
Amortization	(2,220)	(1,362)
Depreciation	(2,551)	(1,855)

OPERATING INCOME	19,272	18,254

INTEREST INCOME (EXPENSE), NET
Interest income	114	942
Interest expense	(4,768)	(7,664)

Total interest income (expense), net	(4,654)	(6,722)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	14,618	11,532

INCOME TAX PROVISION	(5,555)	(5,430)

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	9,063	6,102

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	32	(4,403)

NET INCOME	9,095	1,699
PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST	14	46

NET INCOME ATTRIBUTABLE TO GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES	9,109	1,745

Foreign currency translation, net of tax	(146)	(85)

COMPREHENSIVE INCOME	$8,963	$1,660

Basic net income per share of common stock:
Continuing operations	$0.12	$0.08

Discontinued operations	$0.00	$(0.06)

Basic net income per share of common stock	$0.12	$0.02

Diluted net income per share of common stock:
Continuing operations	$0.12	$0.08

Discontinued operations	$0.00	$(0.06)

Basic net income per share of common stock	$0.12	$0.02

Weighted average number of common shares outstanding:
Basic	77,368	77,182
Diluted	77,368	77,184
See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,095	$1,699
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	243	243
Amortization of intangibles	2,267	1,409
Depreciation	2,551	1,855
Provision for bad debts	2,657	9,092
Deferred income taxes	5,397	2,919
Stock-based compensation	1,840	1,945
Changes in operating assets and liabilities:
Settlement receivables	14,586	20,046
Other receivables, net	4,681	3,674
Prepaid and other assets	(128)	(342)
Settlement liabilities	(32,535)	(22,616)
Accounts payable	5,054	4,568
Accrued expenses	(3,944)	(5,267)

Net cash provided by operating activities	11,764	19,225

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(1,805)	(1,955)
Purchase of other intangibles	(418)	(16)
Other	(621)	(3)

Net cash used in investing activities	(2,844)	(1,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	84,000
Repayments under credit facility	(15,250)	(250)
Purchase of treasury stock	(20)	(9,347)

Net cash (used in) provided by financing activities	(15,270)	74,403

(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(146)	$517

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,496)	92,171

CASH AND CASH EQUIVALENTS—Beginning of period	77,148	71,063

CASH AND CASH EQUIVALENTS—End of period	$70,652	$163,234

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$8,240	$11,080

Cash paid for income taxes, net of refunds	$47	$111

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	BUSINESS AND BASIS OF PRESENTATION
Overview
The Company is a provider of cash access products and related services to the gaming industry in the United States and several international markets. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including Automated Teller Machine (“ATM”) cash withdrawals, credit card cash advances, point-of-sale (“POS”) debit card transactions, check verification and warranty services and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments. Commencing in the third quarter of 2006, we began offering, through Arriva, the Arriva Card, a private-label revolving credit card aimed at consumers who perform cash advance transactions in gaming establishments. On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. The Company has since actively marketed the Arriva business for sale. The assets associated with the Arriva operations have been segregated and reported as held for sale in the accompanying condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, and the results of operations for the Arriva line of business have been classified to discontinued operations for the three months ended March 31, 2009 and 2008. Due to general market declines, we have been unable to dispose of Arriva’s assets for an amount reasonably acceptable to the Company. The Company considers Arriva’s assets available for immediate sale. Upon an acceptable offer, the Company will dispose of Arriva’s assets. See further discussion in Note 10 of notes to unaudited condensed consolidated financial statements.
The Company also owns and operates a credit reporting agency for the gaming industry through a wholly-owned subsidiary, Central Credit, LLC (“Central”), which provides credit-information services and credit-reporting history on gaming patrons to various gaming establishments. Central operates in both international and domestic gaming markets.
The Company’s cash access products and services enable three primary types of electronic payment transactions: ATM cash withdrawals, credit card cash advances and POS debit card transactions. Consumers can complete any of these transactions at many of our Casino Cash Plus ATMs enabled with our patented “3-in-1” technology and redemption devices enabled with our patented “3-in-1” technology. In addition, consumers can complete credit card cash advances and POS debit card transactions at any of our QuikCash kiosks, all of which we own. The Company also provides check verification and check warranty services to gaming establishments that cash patron checks.
Basis of Presentation—The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the full fiscal year.
These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva Card business. The Company has since actively marketed the Arriva Card business for sale. The assets associated with the Company’s Arriva Card operations, have been segregated and reported as held for sale in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2009, and the results of operations for the Arriva Card line of business have been classified to discontinued operations for the three months ended March 31, 2009 and 2008. Due to general market declines, we have been unable to dispose of Arriva’s assets for an amount reasonably acceptable to the Company. The Company considers Arriva’s assets available for immediate sale. Upon an acceptable offer, the Company will dispose of Arriva’s assets.
Use of Estimates—The Company has made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. The actual results may differ from these estimates. The significant accounting estimates incorporated into the Company’s unaudited condensed consolidated financial statements include:
•	the estimated reserve for warranty expense associated with our check warranty receivables,

•	the valuation and recognition of share-based compensation,

•	the valuation allowance on our deferred tax asset,

•	the expected loss on discontinuation of the operations of Arriva,

•	the estimated cash flows in assessing the recoverability of long-lived assets.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The unaudited condensed consolidated financial statements presented for the three months ended March 31, 2009 and 2008 and as of March 31, 2009 and December 31, 2008 include the accounts of Global Cash Access Holdings, Inc. and its subsidiaries.
All significant intercompany transactions and balances have been eliminated in consolidation.
Earnings Applicable to Common Stock—In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, (“SFAS No. 128”) basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Earnings per share reflects the effect of potentially dilutive common stock, which consists of non-vested shares of restricted stock outstanding and assumed stock option exercises. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Weighted average common shares outstanding — basic (1)	77,368	77,182
Potential dilution from equity grants (2)(3)	—	2

Weighted average common shares outstanding — diluted	77,368	77,184

(1)	- Included in the calculation of weighted average common shares outstanding — basic are 609,455 unvested shares of restricted stock granted in share-based payment transactions that are participating securities as determined under Financial Accounting Standards Board (“FASB”) Staff Position EITF 03-6-1: Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.

(2)	- The potential dilution excludes the weighted average effect of stock options to acquire 7,944,142 and 6,667,642 shares of common stock for the three months ended March 31, 2009 and 2008, respectively, as the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.

(3)	- The potential dilution excludes the weighted average effect of shares of time-based restricted stock of 184,429 and 341,335 shares for the three months ended March 31, 2009 and 2008, respectively, because the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.
Business Combinations—The Company completed its acquisition of Cash Systems, Inc. in August 2008, and is in the process of finalizing its preliminary estimates of assets acquired and liabilities assumed. Accordingly, those preliminary estimates are subject to change.

Central Credit Check Warranty Receivables—In the check services transactions provided by Central, Central warrants check cashing transactions performed at gaming establishments. If a gaming establishment accepts a payroll or personal check from a patron that we warrant, Central is obligated to reimburse the gaming establishment for the full face value of any dishonored checks. All amounts paid out to the gaming establishment related to these items result in a warranty receivable from the patron. This amount is recorded in other receivables, net on the unaudited condensed consolidated balance sheets. On a monthly basis, Central evaluates the collectibility of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the unaudited condensed consolidated statements of income. The Company’s policy is to write off all warranty receivables that are older than one year in age.
A summary of the activity for the check warranty reserve for the three months ended March 31, 2009, is as follows (amounts in thousands):

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions	Period
Quarter ended March 31, 2009	$11,115	$2,657	$(1,760)	$12,012
Fair Value Measures—We adopted SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), as of January 1, 2008 as it relates to financial assets and liabilities. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. We adopted SFAS No. 157 on January 1, 2009 as it relates to these items. SFAS No. 157 requires enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
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
As of March 31, 2009, the Company maintained as held for sale a portfolio of revolving credit receivables. These receivables represented the primary assets of Arriva. As discussed in Note 10, these receivables were adjusted to fair value using the expected net present value of future discounted cash flows, a Level 3 input. As a result of this assessment, the Company recorded a pretax valuation adjustment as a charge to income of $0 and $5.5 million for the three months ended March 31, 2009 and 2008, respectively.
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands):

Receivable balance, 12/31/08	$1,540
Collections and write-offs	(591)

Carrying value, 3/31/09	$949

Recently Adopted Accounting Pronouncements—In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations completed subsequent to January 1, 2009. The Company adopted SFAS 141(R) on January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which establishes standards for the accounting and reporting of noncontrolling interests in subsidiaries (that is, minority interests) in consolidated financial statements and for the loss of control of subsidiaries. SFAS No. 160 requires: (1) the equity interest of noncontrolling shareholders, partners, or other equity holders in subsidiaries to be accounted for and presented in equity, separately from the parent shareholder’s equity, rather than as liabilities or as “mezzanine” items between liabilities and equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; and (3) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. SFAS No. 160 is effective beginning on January 1, 2009. Early adoption of the statement is prohibited. The Company adopted SFAS No. 160 on January 1, 2009.

The table below presents the activity in stockholders’ equity for the three months ended March 31, 2009:

				Accumulated		Equity	Equity
		Additional		Other		Attributable	Attributable
	Common	Paid in	Retained	Comprehensive	Treasury	to GCA	to Minority	Total
	Stock	Capital	Earnings	Income	Stock	Holdings	Interest	Equity

Balance — December 31, 2008	$83	$172,119	$37,659	$1,243	$(50,226)	$160,878	—	$160,878

Net income	—	—	9,109	—	—	9,109	(22)	9,087
Foreign currency	—	—	—	(146)	—	(146)	—	(146)
Share-based compensation expense	—	1,840	—	—	—	1,840	—	1,840
Treasury shares, net	—	—	—	—	(18)	(18)	—	(18)

Balance — March 31, 2009	$83	$173,959	$46,768	$1,097	$(50,244)	$171,663	$(22)	$171,641

3.	ATM FUNDING AGREEMENTS
Bank of America Amended Treasury Services Agreement—On March 13, 2008, the Company entered into an Amendment of the Treasury Services Agreement (“Bank of America ATM Funding Agreement”) with Bank of America, N.A. (“Bank of America”), which allows for the Company to utilize up to $410 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for all the ATMs operated by the Company. The amount provided by Bank of America can be increased above $410 million at the option of Bank of America. For use of these funds, GCA pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR plus 25 basis points.
For the three months ended March 31, 2009 and 2008, $0.7 million and $2.3 million, respectively, of cash usage fees have been included in interest expense in the accompanying unaudited condensed consolidated statements of income. At March 31, 2009 and December 31, 2008, the outstanding balance of cash used by GCA under the Bank of America ATM Funding Agreement was $344.2 million and $521.8 million, respectively, and the cash usage interest rate in effect was 0.8% and 1.4% respectively.
Site Funded ATMs—GCA operates some ATMs at customer locations where the customer provides the cash required for ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability is included within settlement liabilities in the accompanying balance sheets and was $29.6 million and $50.6 million as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, GCA operated 1,345 and 1,299 devices (ATMs and redemption kiosks), respectively, that were site funded.
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
A summary of award activity under the Company’s stock option plans as of March 31, 2009 and changes during the three month periods then ended is as follows:

		Weighted
		Average	Weighted
		Exercise	Average Life	Aggregate
	Options	Prices	Remaining	Intrinsic Value
				(in thousands)
Outstanding — December 31, 2008	6,833,325	$8.90	8.5 years	$—

Granted	2,796,500	2.20		3,414
Exercised	—	—		—
Forfeited	(148,425)	9.57		(717)

Outstanding — March 31, 2009	9,481,400	$6.91	8.8 years	$2,697

Exercisable — March 31, 2009	2,738,079	$10.89	7.5 years	$14,726

There were stock options granted to acquire 2.8 million shares of common stock during the three months ended March 31, 2009. During the three months ended March 31, 2009, the Company received no proceeds from the exercise of stock options. During the three months ended March 31, 2009, the Company recorded $1.3 million in non-cash compensation expense related to options granted that are expected to vest. As of March 31, 2009, there was $16.4 million in unrecognized compensation expense related to options expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.4 years.

There were stock options granted to acquire 4.1 million shares of common stock during the three months ended March 31, 2008. During the three months ended March 31, 2008, we received no proceeds from the exercise of stock options. During the three months ended March 31, 2008, we recorded $1.7 million in non-cash compensation expense related to options granted that are expected to vest.
Restricted Stock—The Company began granting restricted stock to directors, officers and key employees in the first quarter of 2006. The vesting provisions are similar to those applicable to stock options. Because these shares of restricted stock are issued primarily to employees of the Company, some of the shares issued will be withheld by the Company to satisfy the minimum statutory tax withholding requirements applicable to the restricted stock grants. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced and the number of shares included within treasury stock is increased by the amount of shares withheld. During the three months ended March 31, 2009, the Company withheld 8,000 shares of restricted stock from employees with a cumulative vesting commencement date fair value of $20,000. These amounts have been included as part of the total treasury stock repurchased during the period. Prior to vesting, the restricted stock has rights to the dividends declared and voting rights; therefore they are considered issued and outstanding.
A summary of all non-vested share awards for the Company’s time-based restricted stock as of March 31, 2009 is as follows:

		Weighted Average
	Shares	Grant Date Fair	Aggregate Fair
	Outstanding	Value	Value
			(in thousands)
Balance — December 31, 2008	190,251	$15.67	$2,981

Granted	1,047,875	2.20	2,305
Vested	(26,392)	15.71	(415)
Canceled	(3,456)	16.60	(57)

Balance — March 31, 2009	1,208,278	$3.98	$4,814

There were 26,000 shares of time-based restricted stock vested during the three months ended March 31, 2009. During the three months ended March 31, 2009 and 2008, we recorded $0.5 million and $0.3 million in non-cash compensation expense respectively, related to the restricted stock granted that is expected to vest. As of March 31, 2009, there was approximately $4.8 million in unrecognized compensation expense related to shares of time-based restricted stock expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.2 years.
5.	COMMITMENTS AND CONTINGENCIES
Litigation Claims and Assessments
On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). On February 8, 2008, an additional derivative action was filed by a separate stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, insider trading and waste of corporate assets. On May 5, 2008, the foregoing actions were consolidated and an amended complaint was filed that continues to pursue only state law claims but not violations of Sections 10(b) or 20(a) of the Exchange Act. Following the filing of motions to dismiss by the defendants, a second amended complaint was filed. Thereafter, plaintiffs amended again in December 2008. The third amended complaint alleges essentially the same legal claims as the former complaints and seeks, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholders including attorneys’ fees. The defendants are seeking to dismiss the third amended complaint. The Company has indemnification agreements with each of the individual defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such individuals from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action.

On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our former directors, our former chief executive officer, M&C International, Summit Partners, L.P., and certain underwriters of two prior stock offerings to the public. On June 10, 2008, an additional class action was filed, naming essentially the same defendants and stating similar claims. On June 26, 2008, the foregoing actions were consolidated in New York, and the Court appointed a lead plaintiff and lead counsel. In August 2008, the lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint names as additional defendants our former chief financial officer, certain current and former directors and additional underwriters and defendants and purports to allege violations of Sections 11, 12(a)(2) and 15 the Securities Act of 1933, as amended (the “Securities Act”). The plaintiffs seek, among other things, damages and rescission. Following motions by defendants, the action was transferred to the District of Nevada in October 2008 and consolidated with the pending derivative action for pretrial purposes. Defendants are seeking to dismiss the class action complaint. The Company has indemnification agreements with each of the individual defendants and certain of the other defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such defendants from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however the Company believes it has meritorious defenses and will vigorously defend this action.
We are threatened with or named as a defendant in various lawsuits arising in the ordinary course of business, such as personal injury claims and employment-related claims as well as being threatened or named as a defendant in lawsuits arising in the ordinary course of business and assumed as a result of the acquisition of Certegy Gaming Services, Inc. (“CGS”), for which we have indemnification rights, and as a result of the acquisition of Cash Systems, Inc. (“CSI”). It is not possible to determine the ultimate disposition of these matters; however, we are of the opinion that the final resolution of any such threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flows, results of operations or financial position.
Commitments
USA Payments Processing Commitments. The Company obtains transaction processing services pursuant to the Amended and Restated Agreement for Electronic Payment Processing from USA Payment Systems a company controlled by Karim Maskatiya and Robert Cucinotta, who are founders and significant stockholders of the Company and former members of our Board of Directors. Under terms of this agreement, GCA is obligated to pay USA Payment Systems a minimum of $2.3 million annually in fixed monthly processing fees and minimum annual transaction volume fees through the termination of this agreement in March 2014.

Fiserv Processing Commitments. Arriva entered into a Letter of Understanding with Fiserv Solutions, Inc. (“Fiserv”), which was effective March 10, 2008, related to the processing of the Arriva Card, the private label credit card offered by Arriva. Under the terms of the agreement with Fiserv, Arriva is committed to pay the greater of 120% of the prevailing prices for the services utilized or $25,000 in monthly minimum processing fees until the services are no longer utilized.
Innovative Funds Transfer, LLC Required Capital Investment. (“IFT”) Pursuant to the terms of our agreement with International Gaming Technology, we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of March 31, 2009, we had invested a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.
First Data Sponsorship Indemnification Agreement. On March 10, 2004, GCA and First Data entered into a Sponsorship Indemnification Agreement whereby First Data agreed to continue its guarantee of performance by us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable VISA U.S.A. and MasterCard International rules. GCA has agreed to indemnify First Data and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. As collateral security for prompt and complete performance of GCA’s obligations under this agreement, GCA was required to cause a letter of credit in the amount of $3.0 million to be issued to First Data to cover any indemnified amounts not paid under terms of this agreement. The required amount of this letter of credit will be adjusted annually based upon the underlying cash advance volume covered by the Sponsorship Indemnification Agreement. In March 2008, the $3.2 million letter of credit expired. In April 2008, the letter of credit was reissued for $3.4 million.
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
As of March 31, 2009 and December 31, 2008, the Company had $97.8 million and $98.0 million, respectively, in borrowings under the term loan facility, $0 and $15.0 million, respectively, under the revolving credit facility portion, and $3.7 million, in letters of credit issued and outstanding. The letters of credit issued and outstanding reduce amounts available under the revolving portion of the Second Amended and Restated Credit Agreement. Borrowings under this loan facility bear interest at a specified number of basis points above a specified base interest rate. At March 31, 2009, the weighted average interest rate, inclusive of the applicable margin of 112.5 basis points, was 1.64%. At December 31, 2008, the weighted average interest rate, inclusive of the applicable margin of 112.5 basis points, was 2.09%.
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of default, which are subject to important exceptions and qualifications, as set forth in the Second Amended and Restated Credit Agreement. As of March 31, 2009, the Company is in compliance with the required covenants.
Senior Subordinated Notes. On March 10, 2004, GCA completed a private placement offering of $235 million 8.75% Senior Subordinated Notes due March 15, 2012 (the “Notes Offering”). On October 14, 2004, we completed an exchange offer of the notes for registered notes of like tenor and effect. Interest on the notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. All of the Company’s existing and future domestic wholly owned subsidiaries are guarantors of the notes on a senior subordinated basis. As of March 31, 2009 and December 31, 2008, the Company had $152.8 million in borrowings outstanding under the Notes Offering. As of March 31, 2009, the Company is in compliance with the required covenants.

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
During the three months ended March 31, 2009, the Company repurchased or withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards 8,000 shares of common stock at an aggregate purchase price of $20,000.
8.	RELATED PARTY TRANSACTIONS
At March 31, 2009, two former Board of Directors, Karim Maskatiya and Robert Cucinotta, were the owners of approximately 25.5% of the outstanding equity interests of the Company. The Company made payments for software development costs and system maintenance to Infonox on the Web (“Infonox”) pursuant to agreements with Infonox. At the time we entered into these agreements, Infonox was controlled by two former members of the Company’s Board of Directors, Messrs. Maskatiya and Cucinotta. In November 2008, Infonox was sold to Total System Services, Inc. (“TSYS”). The Company also obtains transaction processing services from USA Payments, a company controlled by Messrs. Maskatiya and Cucinotta, pursuant to the Amended and Restated Agreement for Electronic Payment Processing. Messrs. Maskatiya and Cucinotta also control MCA Processing LLC, an assembler and distributor of redemption devices. From time to time, GCA has procured those devices from MCA Processing, LLC, for usage by or sale to our customers.
The following table represents the transactions with related parties for the three months ended March 31, 2009 and March 31, 2008 (amounts in thousands):

	Three Months Ended
Name of	March 31,
Related Party Description of Transaction	2009	2008

USA Payments and USA Payment Systems:

Transaction processing charges included in cost of revenues (exclusive of depreciation and amortization)	1,574	950

Pass through billing related to gateway fees, telecom and other items included in cost of revenues (exclusive of depreciation and amortization) and operating expenses	333	278

Sublease income earned for leasing out corporate office space for backup servers	(6)	(6)

The following table details the amounts receivable from or (liabilities to) these related parties that are recorded as part of other receivables, net, accounts payable or accrued expenses in the unaudited condensed consolidated balance sheets (amounts in thousands):

	March 31,	December 31,
	2009	2008

M&C and related companies	$—	$(1)

Total included within other receivables, net	$—	$(1)

USA Payment Systems	$(780)	$(212)
Infonox on the Web	—	(447)

Total included within accounts payable and accrued expenses	$(780)	$(659)

9.	INCOME TAXES
The Company’s effective income tax rate for continuing operations was 38.0% for the three months ended March 31, 2009 compared to 46.9% for the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2008 was negatively impacted by the expiration of non-qualified stock options. Due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the first quarter of 2009 are expected to be substantially lower than the provision.
The following table presents the recorded income tax expense for the three months ended March 31, (amounts are in thousands):

	Three Months Ended
	March 31,
	2009	2008
Provision for income taxes:
Provision for income taxes on continuing operations, as reported	$5,555	$5,430
Income tax provision (benefit), discontinued operations	17	(2,476)

Provision for income taxes, consolidated	$5,572	$2,954
Provision for income taxes, minority loss	8	26

Provision for income taxes attributable to Global Cash Access Holdings, Inc.	$5,580	$2,980

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”). As of March 31, 2009, there has been no change to the balance of unrecognized tax benefits reported at December 31, 2008.

10.	DISCONTINUED OPERATIONS
On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva Card business. The Company has since actively marketed the Arriva Card business for sale and accordingly, has classified the net assets of Arriva as available for sale on the unaudited condensed consolidated balance sheets. The Company estimated the fair value of Arriva’s net assets as of March 31, 2008 based on preliminary offers the Company had received in connection with its marketing efforts as well as through the application of a net present value methodology. The Company recorded a pre-tax loss of $5.5 million to reduce the net assets of the Arriva Card business to their estimated fair value at February 7, 2008. Due to general market declines, the Company has been unable to dispose of Arriva’s assets for an amount reasonably acceptable to the Company. The Company considers Arriva’s assets available for immediate sale. Upon an acceptable offer, the Company will dispose of Arriva’s assets. As of March 31, 2009 and December 31, 2008, the components of Arriva’s assets held for sale were as follows (amounts in thousands):

	March 31,	December 31,
	2009	2008

Total assets	$989	$1,616
Total liabilities	(40)	(76)

Assets held for sale	$949	$1,540

As a result of the implementation of the plan to dispose of the Arriva Card business, the operating results of the Arriva Card business have been removed from continuing operations and reported as discontinued operations in the unaudited condensed consolidated statements of income and comprehensive income. Selected financial information that has been reported as discontinued operations for the three months ended March 31, 2009 and 2008 are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008

Revenue	$223	$859
Pretax income (loss)	$49	$(6,879)
Cash flows from discontinued operations for the periods ended March 31, 2009 and 2008 have not been separately identified in the unaudited condensed consolidated statement of cash flows.
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

Major customers—For the three months ended March 31, 2009 and 2008, the combined revenues from all segments from our largest customer was approximately $24.7 million and $28.0 million, representing 13.7% and 19.4% of the Company’s total consolidated revenues, respectively.
For the three months ended March 31, 2009 and 2008, the combined revenues from all segments for our second largest customer was approximately $11.8 million and $15.0 million, representing 6.5% and 10.4%, of the Company’s total consolidated revenues, respectively.
The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The tables below present the results of operations by operating segment for the three months ended March 31, 2009 and 2008 and total assets by operating segment as of March 31, 2009 and December 31, 2008 (amounts in thousands):

	Cash		Check
	Advance	ATM	Services	Other	Corporate	Total
Three Months Ended March 31, 2009
Revenues	$81,366	$86,423	$10,827	$3,059	$—	$181,675
Operating income exclusive of depreciation and amortization (1)	18,261	11,617	5,345	2,418	(13,598)	24,043

Three Months Ended March 31, 2008
Revenues	$73,388	$59,772	$7,681	$2,644	$—	$143,485
Operating income exclusive of depreciation and amortization (1)	17,501	10,941	3,121	1,965	(12,111)	21,471

(1)	- Depreciation and amortization expenses for segment presentation purposes have been included within the Corporate segment, and have not been allocated to individual operating segments.

	March 31,	December 31,
Total Assets	2009	2008

Cash advance	$147,560	$172,882
ATM	111,846	111,781
Check services	43,618	39,412
Other	33,348	22,732
Discontinued operations	949	1,560
Corporate	185,948	210,783

Total assets	$523,269	$559,150

12.	SUBSEQUENT EVENTS
Scott Betts and Steven Lazarus Employment Contracts. On April 27, 2009, the Company filed a Form 8-K with the Securities and Exchange Commission (the “SEC”) disclosing the terms of the second amendment to the employment agreement between the Company and Scott Betts, Chief Executive Officer, which amended certain employment terms and disclosing the terms of the amendment to the employment agreement between the Company and Steven Lazarus, Executive Vice President, which amended certain employment terms.

Amended and Restated Certificate of Incorporation. On April 30, 2009, the Company filed a Form 8-K with the SEC disclosing the Amended and Restated Certificate of Incorporation, which amendment permits the Company to redeem shares of its capital stock that are owned by stockholders that are found to be unsuitable stockholders for gaming regulatory purposes.
Share Repurchase Program. On April 30, 2009, the Company’s Board of Directors authorized a share repurchase program not to exceed $25 million.
13.	GUARANTOR INFORMATION
In March 2004, pursuant to the Notes Offering, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”). At March 31, 2009 and December 31, 2008, there were $152.8 million in Notes outstanding. The Notes are guaranteed by all of GCA’s existing domestic 100% owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes. These guarantees are full, unconditional, joint and several. GCA Canada, GCA UK, BVI, GCA Switzerland, GCA Belgium, GCA HK, GCA Macau and GCA SA, which are 100% owned non-domestic subsidiaries, and IFT, which is a consolidated joint venture, do not guaranty the Notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for the parent only, the issuer, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of March 31, 2009 and December 31, 2008, and for the three months ended March 31, 2009 and 2008:

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
MARCH 31, 2009
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Elimination *	Consolidated
ASSETS
Cash and cash equivalents	$—	$57,655	$2,966	$10,031	$—	$70,652
Restricted cash and cash equivalents	—	808	—	—	—	808
Settlement receivables	—	32,625	—	4,393	—	37,018
Other receivables, net	—	17,473	67,106	330	(74,932)	9,977
Prepaid and other assets	—	11,271	90	391	—	11,752
Investment in subsidiaries	171,645	84,688	—	—	(256,333)	—
Assets held for sale	—	—	949	—	—	949
Property, equipment and leasehold improvements, net	—	22,446	546	680	—	23,672
Goodwill, net	—	128,168	55,298	672	—	184,138
Other intangibles, net	—	31,419	1,521	241	—	33,181
Deferred income taxes, net	—	151,132	—	(10)	—	151,122

TOTAL	$171,645	$537,685	$128,476	$16,728	$(331,265)	$523,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$41,145	$44	$5,426	$—	$46,615
Accounts payable	—	40,036	370	208	—	40,614
Accrued expenses	—	34,357	49,505	4,965	(74,932)	13,895
Borrowings	—	250,500	—	—	—	250,500

Total liabilities	—	366,038	49,919	10,599	(74,932)	351,624

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Total stockholders’ equity attributable to GCA, Inc.	171,667	171,669	78,557	6,129	(256,355)	171,667

MINORITY INTEREST
Total stockholders’ equity	(22)	(22)	—	—	22	(22)

Total liabilities and stockholders’ equity	$171,645	$537,685	$128,476	$16,728	$(331,265)	$523,269

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2008
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Elimination *	Consolidated
ASSETS
Cash and cash equivalents	$—	$45,122	$17,555	$14,471	$—	$77,148
Restricted cash and cash equivalents	—	388	—	—	—	388
Settlement receivables	—	48,649	87	2,868	—	51,604
Other receivables, net	—	36,305	69,868	474	(89,888)	16,759
Prepaid and other assets	—	10,888	670	309	—	11,867
Investment in subsidiaries	162,973	78,820	—	—	(241,793)	—
Assets held for sale	—	—	1,540	—	—	1,540
Property, equipment and leasehold improvements, net	—	22,808	906	705	—	24,419
Goodwill, net	—	128,191	55,061	677	—	183,929
Other intangibles, net	—	21,911	12,788	283	—	34,982
Deferred income taxes, net	—	156,522	13	(21)	—	156,514

TOTAL	$162,973	$549,604	$158,488	$19,766	$(331,681)	$559,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$70,132	$322	$8,696	$—	$79,150
Accounts payable	—	34,445	927	189	—	35,561
Accrued expenses	—	20,709	82,327	4,660	(89,885)	17,811
Borrowings	—	265,750	—	—	—	265,750

Total liabilities	—	391,036	83,576	13,545	(89,885)	398,272

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Total stockholders’ equity attributable to GCA, Inc.	162,973	158,568	74,912	6,221	(241,796)	160,878

MINORITY INTEREST	—	—	—	—	—	—
Total stockholders’ equity	162,973	158,568	74,912	6,221	(241,796)	160,878

Total liabilities and stockholders’ equity	$162,973	$549,604	$158,488	$19,766	$(331,681)	$559,150

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED MARCH 31, 2009
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$78,678	$—	$2,688	$—	$81,366
ATM	—	86,217	(48)	254	—	86,423
Check services	—	4,392	6,435	—	—	10,827
Central Credit and other revenues	5,151	3,810	2,146	—	(8,048)	3,059

Total revenues	5,151	173,097	8,533	2,942	(8,048)	181,675

Cost of revenues (exclusive of depreciation and amortization)	—	(132,101)	(2,913)	(2,156)	—	(137,170)
Operating expenses	—	(19,286)	(813)	(479)	116	(20,462)
Amortization	—	(1,855)	(323)	(42)	—	(2,220)
Depreciation	—	(2,287)	(191)	(73)	—	(2,551)

OPERATING INCOME	5,151	17,568	4,293	192	(7,932)	19,272

INTEREST INCOME (EXPENSE), NET
Interest income	—	100	—	14	—	114
Interest expense	—	(4,768)	—	—	—	(4,768)

Total interest income (expense), net	—	(4,668)	—	14	—	(4,654)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	5,151	12,900	4,293	206	(7,932)	14,618

INCOME TAX PROVISION	—	(5,441)	—	(114)	—	(5,555)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	5,151	7,459	4,293	92	(7,932)	9,063

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	32	—	—	32

NET INCOME (LOSS)	5,151	7,459	4,325	92	(7,932)	9,095

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST LOSS	—	—	—	14	—	14

NET INCOME ATTRIBUTABLE TO GCA, INC.	$5,151	$7,459	$4,325	$106	$(7,932)	$9,109

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED MARCH 31, 2008
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$70,542	$—	$2,846	$—	$73,388
ATM	—	59,499	—	273	—	59,772
Check services	—	3,373	4,308	—	—	7,681
Central Credit and other revenues	1,745	(865)	2,202	14	(452)	2,644

Total revenues	1,745	132,549	6,510	3,133	(452)	143,485

Cost of revenues (exclusive of depreciation and amortization)	—	(98,507)	(2,784)	(2,083)	—	(103,374)
Operating expenses	—	(17,136)	(804)	(830)	130	(18,640)
Amortization	—	(1,303)	(9)	(50)	—	(1,362)
Depreciation	—	(1,761)	(16)	(78)	—	(1,855)

OPERATING INCOME	1,745	13,842	2,897	92	(322)	18,254

INTEREST INCOME (EXPENSE), NET
Interest income	—	871	8	63	—	942
Interest expense	—	(7,645)	—	(19)	—	(7,664)

Total interest income (expense), net	—	(6,774)	8	44	—	(6,722)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	1,745	7,068	2,905	136	(322)	11,532

INCOME TAX PROVISION	—	(5,369)	—	(61)	—	(5,430)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	1,745	1,699	2,905	75	(322)	6,102

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	(4,403)	—	—	(4,403)

NET INCOME (LOSS)	1,745	1,699	(1,498)	75	(322)	1,699

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST LOSS	—	46	—	—	—	46

NET INCOME ATTRIBUTABLE TO GCA, INC.	$1,745	$1,745	$(1,498)	$75	$(322)	$1,745

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,095	$9,095	$4,324	$32	$(13,451)	$9,095
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Amortization of financing costs	—	243	—	—	—	243
Amortization of intangibles	—	1,854	371	42	—	2,267
Depreciation	—	2,288	191	72	—	2,551
Provision for bad debts	—	—	2,657	—	—	2,657
Deferred income taxes	—	5,390	17	(10)	—	5,397
Stock-based compensation	1,840	—	—	—	—	1,840
Changes in operating assets and liabilities:
Settlement receivables	—	16,024	87	(1,525)	—	14,586
Other receivables, net	—	18,852	(1,549)	251	(12,873)	4,681
Prepaid and other assets	—	(627)	579	(80)	—	(128)
Settlement liabilities	—	(28,986)	(278)	(3,271)	—	(32,535)
Accounts payable	—	5,591	(563)	26	—	5,054
Accrued expenses	—	13,625	(30,636)	203	12,864	(3,944)

Net cash (used in) provided by operating activities	10,935	43,349	(24,800)	(4,260)	(13,460)	11,764

*	Eliminations include intercompany investments and management fees
(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, equipment and leasehold improvements	$—	$(1,925)	$169	$(49)	$—	$(1,805)
Purchase of other intangibles	—	(11,263)	10,845	—	—	(418)
Investment in subsidiaries	(10,761)	(3,549)	—	—	14,310	—
Other	—	(495)	(126)	—	—	(621)

Net cash provided by (used in) investing activities	(10,761)	(17,232)	10,888	(49)	14,310	(2,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(15,250)	—	—	—	(15,250)
Purchase of treasury stock	(20)	1,820	(678)	(1,142)	—	(20)

Net cash (used in) provided by financing activities	(20)	(13,430)	(678)	(1,142)	—	(15,270)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	147	(154)	(677)	(131)	292	(523)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	12,533	(14,589)	(4,440)	—	(6,496)
CASH AND CASH EQUIVALENTS—Beginning of period	—	45,122	17,555	14,471	—	77,148

CASH AND CASH EQUIVALENTS—End of period	$—	$57,655	$2,966	$10,031	$—	$70,652

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,745	$1,699	$(1,499)	$75	$(321)	$1,699
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	—	243	—	—	—	243
Amortization of intangibles	—	1,303	56	50	—	1,409
Depreciation	—	1,761	17	77	—	1,855
Provision for bad debts	—	—	9,092	—	—	9,092
Deferred income taxes	—	2,919	—	—	—	2,919
Equity income in subsidiaries	(1,745)	1,424	—	—	321	—
Stock-based compensation	—	1,945	—	—	—	1,945
Changes in operating assets and liabilities:
Settlement receivables	—	20,590	(428)	(170)	54	20,046
Other receivables, net	929	3,101	(8,022)	(563)	8,229	3,674
Prepaid and other assets	—	(867)	540	(15)	—	(342)
Settlement liabilities	—	(20,996)	54	(1,620)	(54)	(22,616)
Accounts payable	—	4,722	(137)	(17)	—	4,568
Accrued expenses	(929)	3,082	(66)	875	(8,229)	(5,267)

Net cash provided by operating activities	—	20,926	(393)	(1,308)	—	19,225

*	Eliminations include intercompany investments and management fees
(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, equipment and leasehold improvements	$—	$(1,943)	$4	$(16)	$—	$(1,955)
Purchase of other intangibles	—	(16)	—	—	—	(16)
Changes in restricted cash and cash equivalents	—	(3)	—	—	—	(3)
Investments in subsidiaries	9,347	4,600	—	—	(13,947)	—

Net cash used in investing activities	9,347	2,638	4	(16)	(13,947)	(1,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	84,000	—	—	—	84,000
Debt issuance costs	—	(250)	—	—	—	(250)
Purchase of treasury stock	(9,347)	—	—	—	—	(9,347)
Capital contributions	—	(9,347)	(4,600)	—	13,947	—

Net cash provided by (used in) financing activities	(9,347)	74,403	(4,600)	—	13,947	74,403

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	386	—	131	—	517

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	98,353	(4,989)	(1,193)	—	92,171
CASH AND CASH EQUIVALENTS—Beginning of period	—	54,411	5,411	11,241	—	71,063

CASH AND CASH EQUIVALENTS—End of period	$—	$152,764	$422	$10,048	$—	$163,234

*	Eliminations include intercompany investments and management fees

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business which includes our business goals, key events occurring in the three months ended March 31, 2009 and certain trends, risks and challenges. We then discuss our results of operations for the three months ended March 31, 2009 as compared to the same period for 2008, respectively. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity needs and off-balance sheet arrangements. We conclude with a discussion of critical accounting policies and their impact on our unaudited condensed consolidated financial statements.
You should read the following discussion together with our unaudited condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2008 Annual Report on Form 10-K (our “2008 10-K”). When reviewing our MD&A, you should also refer to the description of our Critical Accounting Policies and Estimates in our 2008 10-K because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could adversely or positively affect our future results include: the future financial performance of the gaming industry, the behavior of financial markets, including fluctuations in interest rates; the impact of regulation and regulatory changes, investigative and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of our 2008 10-K.
Overview
We are a provider of cash access products and related services to the gaming industry in the United States and several international markets. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including ATM cash withdrawals, credit card cash advances, POS debit card transactions, check cashing and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments.
In April 2008, we completed the acquisition of Certegy Gaming Services, Inc. (“CGS”), an enterprise providing cash access and check products and services to the gaming industry similar to GCA. The results of operations of CGS have been reflected in the applicable business segment financial information following this acquisition. In August 2008, we completed the acquisition of Cash Systems, Inc. (“CSI”), a provider of cash access and related services to the retail and gaming industries similar to GCA. The results of operations of CSI have been reflected in the applicable business segment financial information following this acquisition.
Commencing in the third quarter of 2006, through Arriva, we began marketing a private-label revolving credit card aimed at consumers who perform cash advance transactions in gaming establishments. We announced on February 7, 2008 that we intended to exit the Arriva Card business. We have since began marketing the Arriva Card business for sale and accordingly, have classified the net assets of Arriva Card as held for sale on our unaudited condensed consolidated balance sheets as of March 31, 2009 and 2008 and have classified the operating results of Arriva Card as discontinued operations in the unaudited condensed consolidated statement of income for the three months ended March 31, 2009 and 2008, respectively.

Three months ended March 31, 2009 compared to three months ended March 31, 2008
The following table sets forth the unaudited condensed consolidated results of operations for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended
	March 31, 2009		March 31, 2008
	$	%	$	%
REVENUES:
Cash advance	$81,366	44.8%	$73,388	51.1%
ATM	86,423	47.6%	59,772	41.7%
Check services	10,827	6.0%	7,681	5.4%
Central Credit and other revenues	3,059	1.7%	2,644	1.8%

Total revenues	181,675	100.0%	143,485	100.0%

Cost of revenues (exclusive of depreciation and amortization)	(137,170)	(75.5)%	(103,374)	(72.0)%
Operating expenses	(20,462)	(11.3)%	(18,640)	(13.0)%
Amortization	(2,220)	(1.2)%	(1,362)	(0.9)%
Depreciation	(2,551)	(1.4)%	(1,855)	(1.3)%

OPERATING INCOME	19,272	10.6%	18,254	12.7%

INTEREST INCOME (EXPENSE), NET
Interest income	114	0.1%	942	0.7%
Interest expense	(4,768)	(2.6)%	(7,664)	(5.3)%

Total interest income (expense), net	(4,654)	(2.6)%	(6,722)	(4.7)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	14,618	8.0%	11,532	8.0%
INCOME TAX PROVISION	(5,555)	(3.1)%	(5,430)	(3.8)%

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	9,063	5.0%	6,102	4.3%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	32	0.0%	(4,403)	(3.1)%

NET INCOME	9,095	5.0%	1,699	1.2%
PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST	14	0.0%	46	0.0%

NET INCOME ATTRIBUTABLE TO GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES	$9,109	5.0%	$1,745	1.2%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$1.6		$1.5
ATM	4.2		3.3
Check warranty	0.4		0.3

Number of transactions completed (in millions):
Cash advance	3.2		2.7
ATM	22.4		16.2
Check warranty	1.8		1.3

Total Revenues
Total revenues for the quarter ended March 31, 2009 were $181.7 million, an increase of $38.2 million, or 26.6%, as compared to the quarter ended March 31, 2008. The increase in revenues from the first quarter of 2008 as compared to the first quarter of 2009 was primarily due to the reasons described below. Same store revenue is represented by accounts that had revenue in both periods of comparison. Same store revenue was down 9.2% during the first three months of 2009 as compared to the same period of 2008. The increase in revenue is further discussed on a product basis below:
An increase in cash advance revenue of $8.0 million in the three months ended March 31, 2009 directly resulted from the revenue generated from the CGS and CSI acquisitions. This increase was partially offset by the decline in the average face amount of cash advance transactions conducted by patrons to our gaming customers’ properties, resulting in a decline in the average revenue per cash advance transaction.
An increase in automated teller machines (“ATM”) revenue of $26.7 million resulted from the increased number of ATM transactions by 38.3%. The added transactions resulted from the CGS and CSI acquisitions, which occurred in the second and third quarters of 2008, but were not present in the numbers of the first quarter of 2008. CGS and CSI combined accounted for $24.8 of the $26.7 million increase. Although the number of transactions increased by 6.2 million the average withdrawal per ATM transaction decreased by $16.20 or 8.0%.
An increase in check services revenue of $3.1 million resulted from the increase in the number of check warranty transactions by 38.5%. The increase in the number of check warranty transactions was partially offset by a decrease of $8.55 in the average transaction per check warranty transaction. The overall impact was to increase check services revenues by 41.0% for the three months ended March 31, 2009 as compared to the same period for 2008.
Costs and Expenses
Cost of revenues (exclusive of depreciation and amortization) increased by 32.7% during the three months ended March 31, 2009 as compared to the same period of 2008. This increase was largely the result of increased commission-related expenses which are the largest single cost element of cost of revenues. The increase in commission expense during the three months ended March 31, 2009 as compared to the same period of 2008 is due primarily to:
•	the additional commission expenses resulting from the CGS and CSI acquisitions that were not present during the three months ended March 31, 2008,

•	the migration of transactions from credit card cash advance transaction to ATM transactions, (ATM transactions have a higher proportion of commission expense to revenue than do credit card cash advance transactions.) and

•	the increasing of patron surcharges on ATM transactions that result in increased revenue but also increased commission expenses at approximately equivalent levels.
Overall, cost of revenue, exclusive of depreciation and amortization, as a percentage of revenues is expected to increase for the remainder of 2009, as compared to the same period of 2008, due to expected higher commission costs as a result of the CSI acquisition, which will be present in the second quarter of 2009 but were not present in the same period of 2008.
Operating expenses, exclusive of depreciation and amortization increased by 9.8% during the three months ended March 31, 2009 as compared to the same period of 2008. The increase was primarily the result of increased operating expenses due to the CGS and CSI acquisitions. Operating expenses, exclusive of depreciation and amortization are expected to increase for the remainder of 2009 due to the CSI acquisition.
Depreciation and amortization increased by 48.3% for the three months ended March 31, 2009 as compared to the same period in 2008 due to increased expenses related to the CGS and CSI acquisitions.
Primarily as a result of the factors described above, operating income for the quarter ended March 31, 2009 was $19.3 million, an increase of $1.0 million, or 5.6%, as compared to the quarter ended March 31, 2008.

Interest income (expense) net decreased by 30.8% for the three months ended March 31, 2009 as compared to the same period in 2008 due to a decrease in interest income primarily resulting from lower invested cash balances and lower interest rates earned on invested cash balances during the quarter and year to date periods. The decrease in interest income was more than offset by a decrease in interest expense also due to significantly lower interest rates compared to the prior period moderated by higher average outstanding borrowings and a higher average draw on the Bank of America Treasury Services Agreement. The average balances drawn on this agreement were $369.5 million for the three months ended March 31, 2009 as compared to $254.4 million for the same period in 2008. Income from continuing operations before income tax increased by 26.8% for the three months ended March 31, 2009 as compared to the same period in 2008, due to the aforementioned factors.
The provision for income tax reflected an effective income tax rate of approximately 38.0% for the three months ended March 31, 2009 as compared to an effective tax rate for same period in 2008 of 47.0%. This decrease is due primarily to a decrease in the expense related to the expiration of non-qualified stock options and related impact on income tax expense.
Income from discontinued operations increased by $4.4 million or 100.7% for the three months ended March 31, 2009 as compared to the same period in 2008, due to a $5.5 million loss recorded, for the three months ended March 31, 2008, to record the held for sale Arriva assets at fair value.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Information about our financial position as of March 31, 2009 and December 31, 2008 is presented below:

	March 31,	December 31,	%
(in thousands)	2009	2008	Change

Cash and cash equivalents	$70,652	$77,148	-8%
Borrowings	250,500	265,750	-6%
Stockholders’ equity	171,645	160,878	7%
Cash Resources
Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures. Cash and cash equivalents at March 31, 2009 included cash in non-U.S. jurisdictions of approximately $9.6 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside but are subject to taxation in the U.S. upon repatriation.
We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions, and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in settlement receivables. As of March 31, 2009, approximately $37.0 million was due to us, and we received these funds in early April 2009. As of March 31, 2009, we had approximately $46.6 million in settlement liabilities due to our customers for these settlement services which were paid in early April 2009.
Due to the timing differences between receipt of settlement receivables and payments to customers for settlement liabilities our actual net cash position available for other corporate purposes is determined as the sum of the cash on hand and our settlement receivables minus our settlement liabilities.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2009 and 2008, respectively (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$11,764	$19,225
Net cash used in investing activities	(2,844)	(1,974)
Net cash provided by (used in) financing activities	(15,270)	74,403
Net effect of exchange rate changes on cash and cash equivalents	(146)	517

Net (decrease) increase in cash and cash equivalents	(6,496)	92,171
Cash and cash equivalents, beginning of period	77,148	71,063

Cash and cash equivalents, end of period	$70,652	$163,234

Our principal source of liquidity is cash flows from operating activities, which were $11.8 million and $19.2 million for the three months ended March 31, 2009 and 2008, respectively. Changes in operating assets and liabilities accounted for a net decrease of $12.3 million in cash flow from operating activities. Offsetting this is $9.1 million of net income, and approximately $15.0 million of non-cash expenses.
Net cash used in investing activities totaled $2.9 million and $2.0 million for the three months ended March 31, 2009 and 2008, respectively. Included in net cash used in investing activities for the three months ended March 31, 2009 and 2008, respectively, is $2.2 million and $2.0 million for capital investments.
Net cash used in financing activities was $15.3 million for the three months ended March 31, 2009 compared to $74.4 million provided for the three months ended March 31, 2008. For the three months ended March 31, 2009, we made payments totaling $15.3 million against our credit facility as compared to borrowings of $84 million for the same period of 2008. In addition, we purchased $9.3 million of treasury shares under our Board authorized share repurchase program during the three months ended March 31, 2008.
Deferred Tax Asset
At March 31, 2009, we had a net deferred income tax asset of $151.1 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of Acquired Goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.0%, this results in tax payments being approximately $18.8 million less than the provision for income taxes shown on the income statement for financial accounting purposes. This is an expected aggregate of $190.0 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion.
Other Liquidity Needs and Resources
Bank of America Amended Treasury Services Agreement. We obtain currency to meet the normal operating requirements of domestic ATMs and automated cashier machines (“ACM”) that we operate pursuant to the Amendment of Treasury Services Agreement with Bank of America. Under this agreement, all currency supplied by Bank of America remains the sole property of Bank of America at all times until it is dispensed, at which time Bank of America obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At March 31, 2009, the total currency obtained from Bank of America pursuant to this agreement was $344.2 million. Because Bank of America obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America for cash usage pursuant to the Amendment of the Treasury Services Agreement are reflected as interest expense in our financial statements.
On March 13, 2008, GCA entered into an Agreement to Amend the Amendment of Treasury Services Agreement with Bank of America that increased the limit on the aggregate allowed currency that Bank of America would provide us with $360 million to $410 million. All other terms and conditions of the Amendment to the Treasury Services Agreement remain in full force and effect.
Pursuant to the terms of our agreement with International Gaming Technology, we are obligated to invest up to our pro rata share of $10.0 million in capital to Innovative Funds Transfer, LLC Required Capital Investment (“IFT”). Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of March 31, 2009, we had invested a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.
Senior Secured Credit Facility—As of March 31, 2009, we had $3.7 million in standby letters of credit issued and outstanding as collateral on surety bonds for certain licenses held related to our Nevada check cashing licenses.

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
Critical Accounting Policies
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The Securities and Exchange Commission (“SEC”) defines a company’s critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain.
There were no material changes to the critical accounting policies and estimates discussed in our audited consolidated financial statements for the year ended December 31, 2008, included in the our Annual Report on Form 10-K filed on March 10, 2009.

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
Bank of America supplies us with currency needed for normal operating requirements of the domestic ATMs and ACMs we operate pursuant to the Amendment of the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR increases. As of March 31, 2009, the rate in effect, inclusive of the 25 basis points margin, was 0.8% and the currency supplied by Bank of America pursuant to this agreement was $344.2 million. Based upon the average outstanding amount of currency to be supplied by Bank of America pursuant to this agreement during the first three months of 2009, which was $368.9 million, each 1% increase in the applicable LIBOR would have a $3.7 million impact on income before taxes over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. At March 31, 2009, the weighted average interest rate, inclusive of the applicable margin of 112.5 basis points, was 1.64%. Based upon the outstanding balance on the senior secured credit facility of $97.8 million on March 31, 2009, each 1% increase in the applicable LIBOR would add an additional $1.0 million of interest expense over a 12-month period.

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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our former directors, our former chief executive officer, M&C International, Summit Partners, L.P., and certain underwriters to two prior stock offerings to the public. On June 10, 2008, an additional class action was filed, naming essentially the same defendants and stating similar claims. On June 26, 2008, the foregoing actions were consolidated in New York, and the Court appointed a lead plaintiff and lead counsel. In August 2008, the lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint names as additional defendants our former chief financial officer, certain current and former directors and additional underwriters and defendants and purports to allege violations of Sections 11, 12(a)(2) and 15 the Securities Act. The plaintiffs seek, among other things, damages and rescission. Following motions by defendants, the action was transferred to the District of Nevada in October 2008 and consolidated with the pending derivative action for pretrial purposes. Defendants are seeking to dismiss the class action complaint. The Company has indemnification agreements with each of the individual defendants and certain of the other defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such defendants from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however the Company believes it has meritorious defenses and will vigorously defend this action.
We are threatened with or named as a defendant in various lawsuits arising in the ordinary course of business, such as personal injury claims and employment-related claims as well as being threatened or named as a defendant in lawsuits arising in the ordinary course of business and assumed as a result of the acquisition of CGS for which we have certain indemnification rights, and as a result of the acquisition of CSI. It is not possible to determine the ultimate disposition of these matters; however, we are of the opinion that the final resolution of any such threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flows, results of operations or financial position.
On January 9, 2009, the Company filed an action in the Eighth Judicial District Court of Nevada, against USA Payments and USA Payment Systems, companies in which Karim Maskatiya and Robert Cucinotta, who are former directors of the Company and who each hold more than 5% of the Company’s outstanding shares, hold substantial ownership interests. In the action, the Company sought declaratory and injunctive relief relating to matters arising under the Amended and Restated Agreement for Electronic Payment Processing by and among the Company, USA Payments and USA Payment Systems. On April 23, 2009, following receipt of USA Payment Systems’ February 13, 2009 notice of termination of the Amended and Restated Agreement for Electronic Payment Processing, the Company filed an amended complaint to include claims for direct, incidental, consequential and punitive damages arising from the wrongful termination of such agreement. A reply to the amended complaint has not yet been filed. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote; however, the Company believes it has meritorious claims and intends to vigorously pursue this action.

ITEM 1A. RISK FACTORS
There are a number of factors that may affect the Company’s business and financial results or stock price. A complete description of these factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to those factors in the three months ended March 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

							Maximum Approximate Dollar
					Total Number of Shares		Value of Shares that May Yet Be
	Total Number of Shares		Average Price per Share		Purchased as Part of Publicly		Purchased Under the Plans or
	Purchased or Withheld		Purchased or Withheld		Announced Plans or Programs		Programs
1/1/09 – 1/31/09	2,416	(1)	$2.35	(2)	2,416	(1)	$—
2/1/09 – 2/28/09	2,851	(1)	2.52	(2)	2,843	(1)	—
3/1/09 – 3/31/09	2,343	(1)	2.93	(2)	2,343	(1)	—

Subtotals	7,610	(2)	2.59	(4)	7,602	(2)	—

Total	7,610		$2.59		7,602		$—

(1)	Represents shares of common stock that were withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

(2)	Represents the average price per share of shares withheld from restricted stock awards on the date of withholding.

ITEM 6. EXHIBITS

Exhibit No.		Description

10.1	(1)	Amendment No. 2 to Employment Agreement with Scott Betts, dated April 24, 2009.

3.3		Certificate of Amendment to Amended and Restated Certificate of Incorporation.

31.1	*
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 7, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 7, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*
Certification of Scott Betts, Chief Executive Officer and Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 7, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 7, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 27, 2009.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 30, 2009.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2009 (Date)	GLOBAL CASH ACCESS HOLDINGS, INC. (Registrant)
	By:	/s/ George Gresham
George Gresham
Chief Financial Officer (For the Registrant as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1	(1)	Amendment No. 2 to Employment Agreement with Scott Betts, dated April 24, 2009.

3.3		Certificate of Amendment to Amended and Restated Certificate of Incorporation.

31.1	*
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 7, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 7, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*
Certification of Scott Betts, Chief Executive Officer and Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 7, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 7, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 27, 2009.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 30, 2009.

*	Filed herewith