Form 10-Q
period 2009-06-30
Global Cash Access Holdings, Inc.
filed 2009-08-10
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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
As of August 3, 2009, there were 72,348,776 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$44,017	$77,148
Restricted cash and cash equivalents	656	388
Settlement receivables	35,203	51,604
Other receivables, net	14,996	16,759
Prepaid and other assets	10,395	11,867
Assets held for sale	498	1,540
Property, equipment and leasehold improvements, net	22,096	24,419
Goodwill, net	184,352	183,929
Other intangibles, net	31,846	34,982
Deferred income taxes, net	148,498	156,514

Total assets	$492,557	$559,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$43,071	$79,150
Accounts payable	34,623	35,561
Accrued expenses	17,057	17,811
Borrowings	250,250	265,750

Total liabilities	345,001	398,272

COMMITMENTS AND CONTINGENCIES (NOTE 5)

Retained earnings
Common stock, $0.001 par value, 500,000 shares authorized and 84,011 and 82,961 shares issued at June 30, 2009 and December 31, 2008, respectively	83	83
Preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Additional paid in capital	176,351	172,119
Retained earnings	55,929	37,659
Accumulated other comprehensive income	1,694	1,243
Treasury stock, at cost, 11,817 and 6,017 shares at June 30, 2009 and December 31, 2008, respectively	(86,450)	(50,226)

Total Global Cash Access Holdings, Inc. stockholders’ equity	147,607	160,878
Minority interest	(51)	—

Total stockholders’ equity	147,556	160,878

Total liabilities and stockholders’ equity	$492,557	$559,150

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per share)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES

Cash Advance	$74,792	$81,829	$156,158	$155,218
ATM	84,619	71,036	171,041	130,808
Check Services	10,501	10,835	21,328	18,515
Central Credit and other revenues	3,059	3,108	6,118	5,752

Total revenues	172,971	166,808	354,645	310,293

Cost of revenues (exclusive of depreciation and amortization)	(129,497)	(122,158)	(266,666)	(225,532)
Operating expenses	(19,666)	(20,812)	(40,128)	(39,451)
Amortization	(2,109)	(1,230)	(4,329)	(2,592)
Depreciation	(2,410)	(1,981)	(4,962)	(3,837)

OPERATING INCOME	19,289	20,627	38,560	38,881

INTEREST INCOME (EXPENSE), NET
Interest income	85	505	199	1,447
Interest expense	(4,654)	(7,556)	(9,422)	(15,220)

Total interest income (expense), net	(4,569)	(7,051)	(9,223)	(13,773)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	14,720	13,576	29,337	25,108

INCOME TAX PROVISION	(5,593)	(5,160)	(11,148)	(10,591)

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	9,127	8,416	18,189	14,517

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	12	240	44	(4,163)

NET INCOME	9,139	8,656	18,233	10,354
PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST	19	40	33	87

NET INCOME ATTRIBUTABLE TO GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES	9,158	8,696	18,266	10,441

Foreign currency translation, net of tax	597	25	451	(61)

COMPREHENSIVE INCOME	$9,755	$8,721	$18,717	$10,380

Basic net income per share of common stock:
Continuing operations	$0.12	$0.11	$0.24	$0.19

Discontinued operations	$0.00	$0.00	$0.00	$(0.05)

Basic net income per share of common stock	$0.12	$0.11	$0.24	$0.14

Diluted net income per share of common stock:
Continuing operations	$0.12	$0.11	$0.23	$0.19

Discontinued operations	$0.00	$0.00	$0.00	$(0.05)

Diluted net income per share of common stock	$0.12	$0.11	$0.23	$0.14

Weighted average number of common shares outstanding:
Basic	76,934	76,702	77,470	76,840
Diluted	79,020	76,703	78,168	76,841
See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,233	$10,354
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	486	486
Amortization of intangibles	4,412	2,687
Depreciation	4,963	3,839
Loss on sale of or disposal of assets	26	—
Provision for bad debts	4,210	11,744
Deferred income taxes	8,227	8,064
Stock-based compensation	4,039	4,336
Changes in operating assets and liabilities:
Settlement receivables	16,411	11,540
Other receivables, net	769	(9,958)
Prepaid and other assets	1,106	10
Settlement liabilities	(36,101)	(20,643)
Accounts payable	(1,256)	9,459
Accrued expenses	(1,355)	1,030

Net cash provided by operating activities	24,170	32,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Certegy Gaming Systems, Inc., net of cash	—	(24,819)
Purchase of property, equipment and leasehold improvements	(2,352)	(4,736)
Purchase of other intangibles	(1,194)	(103)
Changes in restricted cash and cash equivalents	(268)	995

Net cash used in investing activities	(3,814)	(28,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	84,000
Repayments under credit facilty	(15,500)	(52,230)
Proceeds from exercise of options	193	—
Purchase of treasury stock	(36,160)	(9,400)

Net cash (used in) provided by financing activities	(51,467)	22,370

continued
See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(2,020)	$376

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,131)	27,031

CASH AND CASH EQUIVALENTS — Beginning of period	77,148	71,063

CASH AND CASH EQUIVALENTS — End of period	$44,017	$98,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$9,361	$14,962

Cash paid for taxes, net of refunds	$2,905	$511

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BUSINESS AND BASIS OF PRESENTATION
Overview

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

Basis of Presentation—The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three months ended June 30, 2009 are not necessarily indicative of results to be expected for the full fiscal year.

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

Use of Estimates—The Company has made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. The actual results may differ from these estimates. The significant accounting estimates incorporated into the Company’s unaudited condensed consolidated financial statements include:

•	the estimated reserve for warranty expense associated with our check warranty receivables,
•	the valuation and recognition of share-based compensation,
•	the valuation allowance on our deferred tax asset,
•	the estimated cash flows in assessing the recoverability of long-lived assets.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The unaudited condensed consolidated financial statements presented for the three and six months ended June 30, 2009 and 2008 and as of June 30, 2009 and December 31, 2008 include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding — basic (1)	76,934	76,702	77,470	76,840
Potential dilution from equity grants (2)(3)	2,086	1	698	1

Weighted average common shares outstanding — diluted	79,020	76,703	78,168	76,841

(1)
Included in the calculation of weighted average common shares outstanding — basic are 316,099 and 925,554 of unvested shares of restricted stock granted in share-based payment transactions for the three and six months ended June 30, 2009 that are participating securities as determined under Financial Accounting Standards Board (“FASB”) Staff Position EITF 03-06-1: Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.

(2)
The potential dilution excludes the weighted average effect of stock of 8,173,668 and 6,667,642 and 8,322,996 and 3,946,785 shares of common stock for the three and six months ended June 30, 2009 and 2008, respectively, because the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.

(3)
The potential dilution excludes the weighted average effect of shares of time-based restricted stock of 141,929 and 341,335 and 160,088 and 1,085,251 shares for the three and six months ended June 30, 2009 and 2008, respectively, because the application of the treasury stock method, as required by SFAS No. 128, makes them anti-dilutive.

Central Credit Check Warranty Receivables—In the check services transactions provided by Central, Central warrants check cashing transactions performed at gaming establishments. If a gaming establishment accepts a payroll or personal check from a patron that we warrant, Central is obligated to reimburse the gaming establishment for the full face value of any dishonored checks. All amounts paid out to the gaming establishment related to these items result in a warranty receivable from the patron. This amount is recorded in other receivables, net on the unaudited condensed consolidated balance sheets. On a monthly basis, Central evaluates the collectability of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the unaudited condensed consolidated statements of income. The Company’s policy is to write off all warranty receivables that are older than one year in age.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of the activity for the check warranty reserve for the three and six months ended June 30, 2009, is as follows (amounts in thousands):

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions	Period
Three months ended June 30, 2009	$12,012	$1,554	$(2,453)	$11,113

Six months ended June 30, 2009	11,115	$4,210	$(4,212)	$11,113

Fair Value Measures—The Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), as of January 1, 2008 as it relates to financial assets and liabilities. In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The Company adopted SFAS No. 157 on January 1, 2009 as it relates to these items. SFAS No. 157 requires enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

As of June 30, 2009, the Company maintained as held for sale a portfolio of revolving credit receivables. These receivables represented the primary assets of Arriva. As discussed in Note 10, these receivables were adjusted to fair value using the expected net present value of future discounted cash flows, a Level 3 input. No fair value adjustments were required for the three and six months ended June 30, 2009, respectively.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands):

Receivable balance, 12/31/2008	$1,540
Collections and contractual charge-offs	(1,042)

Carrying value, 6/30/2009	$498

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, including the period after the balance sheet date management should evaluate for recognition or disclosure in the financial statements, circumstances under which an entity would recognize events, and required disclosures. This standard is effective for the interim period ended June 30, 2009. SFAS No. 165 did not have a material effect on the Company’s consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below presents the activity in stockholders’ equity for the three and six months ended June 30, 2009:

				Accumulated		Equity	Equity
		Additional		Other		Attributable	Attributable
	Common	Paid in	Retained	Comprehensive	Treasury	to	to Minority	Total
	Stock	Capital	Earnings	Income	Stock	Holdings	Interest	Equity

Balance, 12/31/08	$83	$172,119	$37,662	$1,243	$(50,226)	$160,881	$—	$160,881

Net income			9,109			9,109	(14)	9,095
Foreign currency				(146)		(146)		(146)
Share-based compensation expense		1,840				1,840		1,840
Treasury shares, net					(18)	(18)		(18)
Minority interest						—	(8)	(8)

Balance, 3/31/09	83	173,959	46,771	1,097	(50,244)	171,666	(22)	171,644

Net income			9,158			9,158	(19)	9,139
Foreign currency				597		597		597
Share-based compensation expense		2,199				2,199		2,199
Proceeds from exercise of options		193				193		193
Treasury shares, net					(36,206)	(36,206)		(36,206)
Minority intetest						—	(10)	(10)

Balance, 6/30/09	$83	$176,351	$55,929	$1,694	$(86,450)	$147,607	$(51)	$147,556

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP No. 107-1”) which amends FASB Statement No. 107 (as amended), Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No. 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted SFAS No. 107, as amended on June 30, 2009.

The carrying amount approximates fair value for cash and cash equivalents, settlement and other trade receivables, settlement liabilities and trade payables.
Long-term debt — The fair value was determined based on the borrowing rates currently available to the Company for debt with similar terms and average maturities.
The estimated fair value of the Company’s debt is (in thousands):

	As of June 30, 2009		As of December 31, 2008
	carrying	fair	carrying	fair
	amount	value	amount	value
Senior secured credit facility	97,500	97,500	98,000	113,000
Senior subordinated notes	152,750	142,058	152,750	120,863

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.	ATM FUNDING AGREEMENTS

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

For the three and six months ended June 30, 2009 and 2008, $0.7 million and $2.3 million, $1.2 million and $4.6 million, respectively, of cash usage fees have been included in interest expense in the accompanying unaudited condensed consolidated statements of income. The Company recognizes the fees as interest expense due to the similar operational characteristics to a revolving line of credit, the fact that the fees are calculated on a financial index and the fees are paid for access to a capital resource. At June 30, 2009 and December 31, 2008, the outstanding balance of cash used by the Company under the Bank of America ATM Funding Agreement was $350.5 million and $521.8 million, respectively, and the cash usage interest rate in effect was 0.6% and 1.4% respectively.

Site Funded ATMs—the Company operates some ATMs at customer locations where the customer provides the cash required for ATM operational needs. The Company is required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability is included within settlement liabilities in the accompanying balance sheets and was $28.5 million and $50.6 million as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, the Company operated 1,423 and 1,299 devices (ATMs and redemption kiosks), respectively, that were site funded.

4.	BENEFIT PLANS

Stock Options—The Company has issued stock options to directors, officers and key employees under the 2005 Stock Incentive Plan (the “2005 Plan”). Generally, options under the 2005 Plan (other than those granted to non-employee directors) will vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Stock options are issued at the current market price as of the closing of the market on the date of grant, with a contractual term of 10 years.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of award activity under the Company’s stock option plans as of June 30, 2009 and changes during the three and six month periods then ended is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Life	Aggregate
	Options	Prices	Remaining	Intrinsic Value
				(in thousands)

Outstanding — December 31, 2008	6,833,325	$8.90	8.5 years	$5,593

Granted	2,796,500	2.20
Exercised	—	—
Forfeited	(148,425)	9.57

Outstanding — March 31, 2009	9,481,400	$6.91	8.8 years	$21,598

Granted	135,000	6.42
Exercised	(37,395)	6.79
Forfeited	(128,753)	4.60

Outstanding — June 30, 2009	9,450,252	$6.87	8.5 years	$21,287

Exercisable — June 30, 2009	3,081,598	10.68	7.3 years	$16,195

The fair value of options was determined as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the period ended June 30, 2009 and 2008.

	2009	2008
Risk-free interest rate	2.0%	2.9%
Expected life of options (in years)	6.3	6.3
Expected volatility of GCA’s stock price	57.5%	46.3%
Expected dividend yield	0.0%	0.0%

There were stock options granted to acquire 0.1 million and 2.9 million shares of common stock during the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2009, the Company received no proceeds and $0.3 million, respectively, from the exercise of stock options. During the three and six months ended June 30, 2009, the Company recorded $1.6 million and $2.9 million in non-cash compensation expense, respectively, related to options granted that are expected to vest. As of June 30, 2009, there was $16.8 million in unrecognized compensation expense related to options expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.4 years.

There were stock options granted to acquire 0.2 million and 4.3 million shares of common stock during the three and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2008, we recorded $1.7 million and $3.4 million in non-cash compensation expense, respectively, related to options granted that are expected to vest.

Restricted Stock— The Company began granting restricted shares of stock to officers and key employees in the first quarter of 2006. The vesting provisions are similar to those applicable to stock options. Because these restricted shares are issued primarily to employees of the Company, some of the shares issued will be withheld by the Company to satisfy the minimum statutory tax withholding requirements applicable to the restricted stock grants. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced and the number of shares included within treasury stock is increased by the amount of shares withheld. During the three and six months ended June 30, 2009, the Company withheld 7,274 and 14,884 shares of restricted stock, respectively, from employees with a cumulative vesting commencement date fair value of $44,493 and $64,238, respectively. These amounts have been included as part of the total treasury stock repurchased during the period. Prior to vesting, the restricted stock has rights to dividends declared, if any, and voting rights; therefore they are considered issued and outstanding.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of all non-vested share awards for the Company’s time-based restricted shares as of June 30, 2009 is as follows:

		Weighted Average
	Shares	Grant Date Fair	Aggregate
	Outstanding	Value	Fair Value
			(in thousands)
Balance, December 31, 2008	190,251	$15.67	$2,981

Granted	1,047,875	2.20	2,305
Vested	(26,303)	15.71	(413)
Canceled	(3,456)	16.60	(57)

Balance — March 31, 2009	1,208,367	$3.98	$4,809

Granted	—	—	—
Vested	(24,833)	6.12	(152)
Canceled	(22,025)	5.02	(111)

Balance — June 30, 2009	1,161,509	$3.91	$4,547

There were 24,833 and 51,136, respectively, time-based restricted shares vested during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2009, we recorded $0.6 million and $1.1 million, respectively, in non-cash compensation expense related to the restricted stock granted expected to vest. As of June 30, 2009, there was $5.0 million in unrecognized compensation expense related to time-based restricted shares expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.2 years.

5.	COMMITMENTS AND CONTINGENCIES
Litigation Claims and Assessments

On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). On February 8, 2008, an additional derivative action was filed by a separate stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, insider trading and waste of corporate assets. On May 5, 2008, the foregoing actions were consolidated and an amended complaint was filed that continues to pursue only state law claims but not violations of Sections 10(b) or 20(a) of the Exchange Act. Following the filing of motions to dismiss by the defendants, a second amended complaint was filed. Thereafter, plaintiffs amended again in December 2008. The third amended complaint alleges essentially the same legal claims as the former complaints and seeks, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholders including attorneys’ fees. The Company sought to dismiss. On May 19, 2009, the Court granted the Company’s motion to dismiss the derivative complaint without leave to amend due to plaintiff’s lack of legal standing. Plaintiffs have not filed a notice of appeal.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

We are threatened with or named as a defendant in various lawsuits arising in the ordinary course of business, such as personal injury claims and employment-related claims as well as being threatened or named as a defendant in lawsuits arising in the ordinary course of business and assumed as a result of the acquisition of Certegy Gaming Services, Inc. (“CGS”), for which we have limited indemnification rights until April 2010, and as a result of the acquisition of Cash Systems, Inc. (“CSI”). It is not possible to determine the ultimate disposition of these matters; however, we are of the opinion that the final resolution of any such threatened or pending litigation, individually or in the aggregate, is not likely to have a material adverse effect on our business, cash flows, results of operations or financial position.

On June 4, 2009, the Company received a Notice of Intent to Deny State Certification (the “Notice”) from the Arizona Department of Gaming (the “Department”). The Notice summarizes the basis for the Department’s intention and alleges that the Company, its founding stockholders and certain of the Company’s management undertook actions that demonstrate that the Company is not suitable under the Department’s standards to act as a provider of gaming services to Native American tribes conducting gaming in Arizona.

The Notice provided the Company with the right to an informal settlement conference as well as a formal hearing before an Administrative Law Judge in Arizona. The Company has met with the Department since receiving the Notice and the Department has proposed a settlement agreement, the terms of which were unacceptable to the Company. The Company has requested a formal hearing before an Administrative Law Judge in Arizona which has been scheduled for November 16, 2009. In the meantime, absent further action by the Department that prohibits the Company from doing so, the Company intends to continue its operations in Arizona in the ordinary course of business.

At this stage, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote; however, the Company believes that it has taken appropriate actions that will permit the Company to fully demonstrate that it should be considered suitable for certification by the Department. Many of these actions involve the termination of the Company’s relationships with certain affiliated parties and have been previously publicly communicated and provide the basis for the Company’s belief that the Company is in fact suitable to act as a provider of gaming services to Native American tribes conducting gaming in Arizona. The Company’s cash advance and ATM revenue generated in the State of Arizona represents approximately 5 percent of the Company’s total revenue for the six month period ended June 30, 2009.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On July 8, 2009, a class action was commenced by a patron of one of our gaming establishment customers in the United States District Court, Western District of Pennsylvania, against the Company. The complaint alleges violations of the Electronics Fund Transfer Act as the result of the alleged failure of the Company to provide notice in the statutorily required manner of transaction fees charged at certain of its ATM machines. The plaintiffs seek, among other things, actual or statutory damages. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of possible loss.

Commitments

USA Payments Processing Commitments. The Company obtains transaction processing services pursuant to the Amended and Restated Agreement for Electronic Payment Processing from USA Payment Systems, a company controlled by Karim Maskatiya and Robert Cucinotta, who are founders of the Company, and former members of our Board of Directors; and as of June 30, 2009, were significant stockholders of the Company. On June 30, 2009, we repurchased 5,785,602 shares from Mr. Cucinotta, which we believe to be all of the shares previously held by Mr. Cucinotta. We believe Mr. Maskatiya disposed of all of the shares previously held by Mr. Maskatiya in open market transactions.

Innovative Funds Transfer, LLC (“IFT”) Required Capital Investment. Pursuant to the terms of our agreement with International Gaming Technology, we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of June 30, 2009, we had invested a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.

First Data Sponsorship Indemnification Agreement. On March 10, 2004, the Company and First Data entered into a Sponsorship Indemnification Agreement whereby First Data agreed to continue its guarantee of performance by us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable VISA U.S.A. and MasterCard International rules. The Company has agreed to indemnify First Data and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. As collateral security for prompt and complete performance of the Company’s obligations under this agreement, the Company was required to cause a letter of credit in the amount of $3.0 million to be issued to First Data to cover any indemnified amounts not paid under terms of this agreement. The required amount of this letter of credit will be adjusted annually based upon the underlying cash advance volume covered by the Sponsorship Indemnification Agreement. In March 2009, the $3.4 million letter of credit expired. In April 2009, the letter of credit was reissued for $3.8 million.

6.	BORROWINGS

Second Amended and Restated Credit Agreement. On November 1, 2006, the Company entered into a Second Amended and Restated Credit Agreement with certain lenders. The Second Amended and Restated Credit Agreement significantly amended and restated the terms of the Company’s existing senior secured credit facilities to provide for a $100.0 million term loan facility (“Term Loan Facility”) and a $100.0 million five-year revolving credit facility (“Revolving Line”), with a $25.0 million letter of credit sublimit and a $5.0 million swingline loan sublimit.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of the borrowings, repayments and amortization of the Term Loan Facility, the Revolving Line and senior subordinated debt described below is as follows (in thousands):

	Loan	Revolving	Senior
	Facility	Line	Sub-Debt
Balance, December 31, 2008	$98,000	$15,000	$152,750
borrowings	—	—	—
repayments	(250)	(15,000)	—

Balance, March 31, 2009	97,750	—	152,750
borrowings	—	—	—
repayments	(250)	—	—

Balance, June 30, 2009	$97,500	$—	$152,750

At June 30, 2009, the weighted average interest rate under the Term Loan Facility, inclusive of the applicable margin of 0.875 basis points, was 1.185%.

The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of default, which are subject to important exceptions and qualifications, as set forth in the Second Amended and Restated Credit Agreement. As of June 30, 2009, the Company is in compliance with the required covenants.

Senior Subordinated Notes. On March 10, 2004, the Company completed a private placement offering of $235.0 million 8.75% Senior Subordinated Notes due March 15, 2012 (the “Notes Offering”). On October 14, 2004, we completed an exchange offer of the notes for registered notes of like tenor and effect. Interest on the notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. All of the Company’s existing and future domestic wholly owned subsidiaries are guarantors of the notes on a senior subordinated basis. As of June 30, 2009 and December 31, 2008, the Company had $152.8 million, in principal amount of borrowings outstanding under the Notes Offering.

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

On April 30, 2009, the Company’s Board of Directors authorized the repurchase of an additional $25.0 million of the Company’s issued and outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes.

On June 24, 2009, the Company repurchased 5,785,602 shares of its common stock from one of its founders, Robert Cucinotta, at a per share price of $6.25 and an aggregate price of $36.2 million. The repurchase was a private transaction and was funded with existing cash resources. The repurchase was separately approved by the Board of Directors subsequent to the previously-announced authorization to repurchase up to $25.0 million shares of common stock.

During the three months ended June 30, 2009, the Company issued written notice to one of its founders, Karim Maskatiya, of the Company’s intent to redeem 6,652,475 shares of its common stock from Mr. Maskatiya pursuant to the provisions of the Company’s certificate of incorporation that provide the Company with the right to redeem shares of its common stock that are owned by stockholders that are found to be unsuitable stockholders for gaming regulatory purposes.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The redemption would have been completed on or about September 22, 2009 at a price per share equal to the average closing price of the Company’s stock on the New York Stock Exchange during the thirty trading days prior to the date of notice to Mr. Maskatiya, which was approximately $6.98; however, the Company believes that subsequent to June 30, 2009, Mr. Maskatiya disposed of all of the shares subject to the redemption notice in open market transactions.

During the three and six months ended June 30, 2009, the Company repurchased or withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards 7,000 and 15,000 shares of common stock at an aggregate purchase price of $44,500 and $64,200, respectively.

8.	RELATED PARTY TRANSACTIONS

At March 31, 2009, two former Board of Directors, Karim Maskatiya and Robert Cucinotta, were the owners of approximately 19,596,350 shares of common stock representing 25.5% of the outstanding equity interests of the Company. On June 24, 2009, the Company repurchased 5,785,602 shares from Mr. Cucinotta, which we believe to be all of the shares previously held by Mr. Cucinotta. Subsequent to June 30, 2009, Mr. Maskatiya disposed of a number of shares in open market transactions that we believe to be all of the shares previously held by Mr. Maskatiya. During the three and six months ended June 30, 2009, the Company made payments for software development costs and system maintenance to Infonox on the Web (“Infonox”) pursuant to agreements with Infonox. At the time we entered into these agreements, Infonox was controlled by Messrs. Maskatiya and Cucinotta. In November 2008, Infonox was acquired by Total System Services, Inc. (“TSYS”). The Company also obtains transaction processing services from USA Payment Systems, a company controlled by Messrs. Maskatiya and Cucinotta, pursuant to the Amended and Restated Agreement for Electronic Payment Processing. Messrs. Maskatiya and Cucinotta also control MCA Processing LLC, an assembler and distributor of redemption devices. From time to time, GCA has procured those devices from MCA Processing, LLC, for usage by or sale to our customers.

The following table represents the transactions with related parties for the three and six months ended June 30, 2009 and 2008 (amounts in thousands):

		Three Months Ended		Six Months Ended
Name of		June 30,		June 30,
Related Party	Description of Transaction	2009	2008	2009	2008

USA Payments and USA Payment Systems	Transaction processing charges included in cost of revenues (exclusive of depreciation and amortization)	$1,566	$975	$3,140	$1,925

	Pass through billing related to gateway fees, telecom and other items included in cost of revenues (exclusive of depreciation and amortization) and operating expenses	395	316	728	594

Infonox on the Web	Software development costs and maintenance expense included in operating expenses and other intangibles, net	0	865	0	1,440

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table details the amounts receivable from or (liabilities to) these related parties that are recorded as part of other receivables, net, accounts payable or accrued expenses in the unaudited condensed consolidated balance sheets (amounts in thousands):

	June 30,	December 31,
Name of Related Party	2009	2008

M&C and related companies	$1	$(1)

Total included within other receivables, net	$1	$(1)

USA Payment Systems	$(600)	$(212)
Infonox on the Web	—	(447)

Total included within accounts payable and accrued expenses	$(600)	$(659)

9.	INCOME TAXES

Our effective income tax rate for continuing operations was 38.0% for both the three and six months ended June 30, 2009, compared to 38.0% and 42.2% for the three and six months ended June 30, 2008, respectively. Due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the second quarter of 2009 are expected to be substantially lower than the provision.

The following table presents the recorded income tax expense for the three and six months ended June 30, (amounts are in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Provision for income taxes:
Provision for income taxes on continuing operations, as reported	$5,593	$5,160	$11,148	$10,591
Provision (benefit) for income taxes, discontinued operations	7	135	25	(2,341)

Provision for income taxes, consolidated	5,600	5,295	11,173	8,250
Provision for income taxes, minority loss	11	23	18	49

Provision for income taxes attributable to GCA Holdings, Inc.	$5,611	$5,318	$11,191	$8,299

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”) with no material effect on the financial statements. As of June 30, 2009, there has been no change to the balance of unrecognized tax benefits reported at December 31, 2008.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.	DISCONTINUED OPERATIONS

On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. The Company has since actively marketed the Arriva business for sale and accordingly, has classified the net assets of Arriva as available for sale on the unaudited condensed consolidated balance sheets. The Company estimated the fair value of Arriva’s net assets as of March 31, 2008 based on preliminary offers the Company had received in connection with its marketing efforts as well as through the application of a net present value methodology. The Company recorded a pre-tax loss of $5.5 million to reduce the net assets of the Arriva business to their estimated fair value at February 7, 2008. Due to general market declines, the Company has been unable to dispose of Arriva’s assets for an amount reasonably acceptable to the Company. The Company considers Arriva’s assets available for immediate sale. Upon an acceptable offer, the Company will dispose of Arriva’s assets.

As of June 30, 2009 and December 31, 2008 the components of assets held for sale are as follows (amounts in thousands):

	June 30,	December 31,
	2009	2008

Total assets	$553	$1,616
Total liabilities	(55)	(76)

Assets held for sale	$498	$1,540

As a result of the implementation of the plan to dispose of the Arriva business, the operating results of the Arriva business have been removed from continuing operations and reported as discontinued operations in the condensed consolidated statements of income and comprehensive income. Selected financial information that has been reported as discontinued operations for the three and six months ended June 30, 2009 and 2008 are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$167	$687	$390	$1,546
Pretax income (loss)	$20	$376	$69	$(6,504)
Cash flows from discontinued operations for the six months ended June 30, 2009 and 2008 have not been separately identified in the condensed consolidated statement of cash flows.
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

Major customers — For the three and six months ended June 30, 2009, the combined revenues from all segments from our largest customer, Harrah’s Entertainment, Inc. was approximately $24.3 million and $49.1 million, respectively, representing 14.1% and 13.9% of the Company’s total consolidated revenues, respectively. For the three and six months ended June 30, 2008, the combined revenues from all segments from our largest customer was approximately $27.2 million and $55.3 million, respectively representing 16.3% and 17.7% of the Company’s total consolidated revenues, respectively.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The tables below present the results of operations by operating segment for the three and six months ended June 30, 2009 and 2008 and total assets by operating segment as of June 30, 2009 and December 31, 2008 (amounts in thousands):

	Cash		Check
	Advance	ATM	Services	Other	Corporate	Total
Three Months Ended June 30, 2009

Revenues	$74,792	$84,619	$10,501	$3,059	$—	$172,971
Operating income exclusive of depreciation and amortization (1)	16,728	10,892	6,572	2,503	(17,406)	19,289

Three Months Ended June 30, 2008

Revenues	$81,829	$71,036	$10,835	$3,108	$—	$166,808
Operating income exclusive of depreciation and amortization (1)	18,283	11,988	5,704	2,964	(18,312)	20,627

Six Months Ended June 30, 2009

Revenues	$156,158	$171,041	$21,328	$6,118	$—	$354,645
Operating income exclusive of depreciation and amortization (1)	34,989	22,509	11,917	4,921	(35,776)	38,560

Six Months Ended June 30, 2008

Revenues	$155,218	$130,808	$18,515	$5,752	$—	$310,293
Operating income exclusive of depreciation and amortization (1)	36,381	23,643	8,881	5,491	(35,515)	38,881

(1)	- Depreciation and amortization expense for segment presentation purposes has been included within the Corporate segment, and has not been allocated to individual operating segments.

	June 30,	December 31,
Total Assets	2009	2008

Cash advance	$147,688	$172,882
ATM	107,344	111,781
Check services	40,517	39,412
Other	35,215	22,732
Discontinued Operations	498	1,560
Corporate	161,295	210,783

Total assets	$492,557	$559,150

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.	SUBSEQUENT EVENTS

In May 2009, the FASB issued SFAS No. 165 Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes principles and requirements for subsequent events. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The Company adopted SFAS No. 165 on June 30, 2009.

Prior to June 30, 2009, the Company received from Mr. Maskatiya a written demand to register certain shares that he held on a registration statement pursuant to the Securities Act of 1933, as amended, pursuant to contractual registration rights. Subsequent to June 30, 2009, we believe Mr. Maskatiya disposed of all of the shares previously held by Mr. Maskatiya in open market transactions.

Other than those noted above, no events have occurred subsequent to June 30, 2009 that require consideration or disclosure in the condensed consolidated financial statements as of or for the period ended June 30, 2009. Management has completed its review of subsequent events through August 5, 2009, the date these financial statements became available for issuance.

13.	GUARANTOR INFORMATION

In March 2004, the Company issued the Notes Offering. At June 30, 2009 and December 31, 2008 there was $152.8 million outstanding. The Notes Offering are guaranteed by all of the Company’s existing domestic 100% owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, the Company’s obligations under the Notes Offering. These guarantees are full, unconditional, joint and several. Global Cash Access (Canada), Inc. (formerly known as CashCall Systems, Inc.), Global Cash Access (UK) Ltd., Global Cash Access (BVI), Inc., Global Cash Access Switzerland A.G., Global Cash Access (Belgium), S.A., Global Cash Access (HK) Ltd., Global Cash Access (Macau), S.A. and Global Cash Access (South Africa) (Pty.) Ltd which are 100% owned non-domestic subsidiaries, and IFT, which is a consolidated joint venture, do not guaranty the Notes Offering. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for the parent only, the issuer, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of June 30, 2009 and December 31, 2008, and for the three and six months ended June 30, 2009 and 2008:

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
JUNE 30, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$34,802	$(116)	$9,331	$—	$44,017
Restricted cash and cash equivalents	—	656	—	—	—	656
Settlement receivables	—	30,608	—	4,595	—	35,203
Other receivables, net	—	19,948	72,620	682	(78,254)	14,996
Prepaid and other assets	—	10,099	80	216	—	10,395
Investment in subsidiaries	147,557	89,769	—	—	(237,326)	—
Assets held for sale	—	—	498	—	—	498
Property, equipment and leasehold improvements, net	—	21,017	493	586	—	22,096
Goodwill, net	—	128,064	55,571	717	—	184,352
Other intangibles, net	—	29,995	1,297	554	—	31,846
Deferred income taxes, net	—	148,480	—	18	—	148,498

TOTAL	$147,557	$513,438	$130,443	$16,699	$(315,580)	$492,557

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$37,935	$—	$5,136	$—	$43,071
Accounts payable	—	34,163	247	213	—	34,623
Accrued expenses	—	43,531	46,817	4,962	(78,253)	17,057
Borrowings	—	250,250	—	—	—	250,250

Total liabilities	—	365,879	47,064	10,311	(78,253)	345,001

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Total stockholders’ equity attributable to GCA, Inc.	147,608	147,610	83,379	6,388	(237,378)	147,607

MINORITY INTEREST

Total stockholders’ equity	147,557	147,559	83,379	6,388	(237,327)	147,556

TOTAL	$147,557	$513,438	$130,443	$16,699	$(315,580)	$492,557

*	Eliminations include intercompany investments and management fees.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$45,122	$17,555	$14,471	$—	$77,148
Restricted cash and cash equivalents	—	388	—	—	—	388
Settlement receivables	—	48,649	87	2,868	—	51,604
Other receivables, net	—	36,305	69,868	474	(89,888)	16,759
Prepaid and other assets	—	10,888	670	309	—	11,867
Investment in subsidiaries	162,973	78,820	—	—	(241,793)	—
Assets held for sale	—	—	1,540	—	—	1,540
Property, equipment and leasehold improvements, net	—	22,808	906	705	—	24,419
Goodwill, net	—	128,191	55,061	677	—	183,929
Other intangibles, net	—	21,911	12,788	283	—	34,982
Deferred income taxes, net	—	156,522	13	(21)	—	156,514

TOTAL	$162,973	$549,604	$158,488	$19,766	$(331,681)	$559,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$70,132	$322	$8,696	$—	$79,150
Accounts payable	—	34,445	927	189	—	35,561
Accrued expenses	—	20,709	82,327	4,660	(89,885)	17,811
Borrowings	—	265,750	—	—	—	265,750

Total liabilities	—	391,036	83,576	13,545	(89,885)	398,272

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Total stockholders’ equity attributable to GCA, Inc.	162,973	158,568	74,912	6,221	(241,796)	160,878

MINORITY INTEREST

Total stockholders’ equity	162,973	158,568	74,912	6,221	(241,796)	160,878

TOTAL	$162,973	$549,604	$158,488	$19,766	$(331,681)	$559,150

*	Eliminations include intercompany investments and management fees.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED JUNE 30, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$72,222	$—	$2,570	$—	$74,792
ATM	—	84,393	—	226	—	84,619
Check services	—	4,355	6,146	—	—	10,501
Central Credit and other revenues	9,157	6,212	2,127	—	(14,437)	3,059

Total revenues	9,157	167,182	8,273	2,796	(14,437)	172,971

Cost of revenues (exclusive of depreciation and amortization)	—	(125,505)	(1,965)	(2,027)	—	(129,497)
Operating expenses	—	(18,334)	(748)	(750)	166	(19,666)
Amortization	—	(1,816)	(254)	(39)	—	(2,109)
Depreciation	—	(2,266)	(71)	(73)	—	(2,410)

OPERATING INCOME	9,157	19,261	5,235	(93)	(14,271)	19,289

INTEREST INCOME (EXPENSE), NET
Interest income	—	75	—	10	—	85
Interest expense	—	(4,654)	—	—	—	(4,654)

Total interest income (expense), net	—	(4,579)	—	10	—	(4,569)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	9,157	14,682	5,235	(83)	(14,271)	14,720

INCOME TAX PROVISION	—	(5,551)	—	(42)	—	(5,593)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	9,157	9,131	5,235	(125)	(14,271)	9,127

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	12	—	—	12

NET INCOME (LOSS)	9,157	9,131	5,247	(125)	(14,271)	9,139

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST LOSS	—	19	—	—	—	19

NET INCOME ATTRIBUTABLE TO GCA, INC.	$9,157	$9,150	$5,247	$(125)	$(14,271)	$9,158

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED JUNE 30, 2008
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$78,658	$—	$3,171	$—	$81,829
ATM	—	70,742	—	294	—	71,036
Check services	—	4,150	6,685	—	—	10,835
Central Credit and other revenues	8,696	6,226	2,650	—	(14,464)	3,108

Total revenues	8,696	159,776	9,335	3,465	(14,464)	166,808

Cost of revenues (exclusive of depreciation and amortization)	—	(116,713)	(3,080)	(2,365)	—	(122,158)
Operating expenses	—	(19,180)	(896)	(865)	129	(20,812)
Amortization	—	(1,181)	(6)	(43)	—	(1,230)
Depreciation	—	(1,885)	(17)	(79)	—	(1,981)

OPERATING INCOME	8,696	20,817	5,336	113	(14,335)	20,627

INTEREST INCOME (EXPENSE), NET
Interest income	—	460	1	44	—	505
Interest expense	—	(7,541)	—	(15)	—	(7,556)

Total interest income (expense) , net	—	(7,081)	1	29	—	(7,051)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	8,696	13,736	5,337	142	(14,335)	13,576

INCOME TAX PROVISION	—	(5,080)	—	(80)	—	(5,160)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	8,696	8,656	5,337	62	(14,335)	8,416

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	40	—	—	—	40

NET INCOME (LOSS)	8,696	8,696	5,337	62	(14,335)	8,456

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST LOSS	—	—	240	—	—	240

NET INCOME ATTRIBUTABLE TO GCA, INC.	$8,696	$8,696	$5,577	$62	$(14,335)	$8,696

* Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
SIX MONTHS ENDED JUNE 30, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$150,900	$—	$5,258	$—	$156,158
ATM	—	170,609	(48)	480	—	171,041
Check services	—	8,747	12,581	—	—	21,328
Central Credit and other revenues	18,266	11,639	4,273	—	(28,060)	6,118

Total revenues	18,266	341,895	16,806	5,738	(28,060)	354,645

Cost of revenues (exclusive of depreciation and amortization)	—	(257,605)	(4,878)	(4,183)	—	(266,666)
Operating expenses	—	(37,620)	(1,562)	(1,288)	342	(40,128)
Amortization	—	(3,671)	(577)	(81)	—	(4,329)
Depreciation	—	(4,554)	(262)	(146)	—	(4,962)

OPERATING INCOME	18,266	38,445	9,527	40	(27,718)	38,560

INTEREST INCOME (EXPENSE), NET
Interest income	—	176	—	23	—	199
Interest expense	—	(9,422)	—	—	—	(9,422)

Total interest income (expense) , net	—	(9,246)	—	23	—	(9,223)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	18,266	29,199	9,527	63	(27,718)	29,337

INCOME TAX PROVISION	—	(10,992)	—	(156)	—	(11,148)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	18,266	18,207	9,527	(93)	(27,718)	18,189

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	44	—	—	44

NET INCOME (LOSS)	18,266	18,207	9,571	(93)	(27,718)	18,233

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST LOSS	—	33	—	—	—	33

NET INCOME ATTRIBUTABLE TO GCA, INC.	$18,266	$18,240	$9,571	$(93)	$(27,718)	$18,266

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
SIX MONTHS ENDED JUNE 30, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$149,201	$—	$6,017	$—	$155,218
ATM	—	130,241	—	567	—	130,808
Check services	—	7,522	10,993	—	—	18,515
Central Credit and other revenues	10,441	5,360	4,852	14	(14,915)	5,752

Total revenues	10,441	292,324	15,845	6,598	(14,915)	310,293

Cost of revenues (exclusive of depreciation and amortization)	—	(215,220)	(5,864)	(4,448)	—	(225,532)
Operating expenses	—	(36,315)	(1,700)	(1,695)	259	(39,451)
Amortization	—	(2,484)	(15)	(93)	—	(2,592)
Depreciation	—	(3,647)	(33)	(157)	—	(3,837)

OPERATING INCOME	10,441	34,658	8,233	205	(14,656)	38,881

INTEREST INCOME (EXPENSE), NET
Interest income	—	1,332	8	107	—	1,447
Interest expense	—	(15,186)	—	(34)	—	(15,220)

Total interest income (expense) , net	—	(13,854)	8	73	—	(13,773)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	10,441	20,804	8,241	278	(14,656)	25,108

INCOME TAX PROVISION	—	(10,450)	—	(141)	—	(10,591)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	10,441	10,354	8,241	137	(14,656)	14,517

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	(4,163)	—	—	(4,163)

NET INCOME (LOSS)	10,441	10,354	4,078	137	(14,656)	10,354

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST LOSS	—	87	—	—	—	87

NET INCOME ATTRIBUTABLE TO GCA, INC.	$10,441	$10,441	$4,078	$137	$(14,656)	$10,441

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,215	$18,233	$9,570	$(93)	$(27,692)	$18,233
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Amortization of financing costs	—	486	—	—	—	486
Amortization of intangibles	—	3,670	661	81	—	4,412
Depreciation	—	4,553	264	146	—	4,963
Loss (gain) on sale of or disposal of assets	—	22	4	—	—	26
Provision for bad debts	—	—	4,210	—	—	4,210
Deferred income taxes	—	8,229	37	(39)	—	8,227
Equity income in subsidiaries	(18,215)	(9,477)	—	—	27,692	—
Stock-based compensation	—	4,039	—	—	—	4,039
Changes in operating assets and liabilities:
Settlement receivables	—	18,042	87	(1,718)	—	16,411
Other receivables, net	—	18,371	(8,231)	365	(9,736)	769
Prepaid and other assets	—	411	596	99	—	1,106
Settlement liabilities	—	(32,196)	(322)	(3,583)	—	(36,101)
Accounts payable	—	(323)	(951)	18	—	(1,256)
Accrued expenses	—	22,699	(33,294)	(303)	9,543	(1,355)

Net cash (used in) provided by operating activities	—	56,759	(27,369)	(5,027)	(193.00)	24,170

(Continued)
* Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, equipment and leasehold improvements	$(1,142)	$(1,165)	$(17)	$(28)	$—	$(2,352)
Purchase of other intangibles	1,142	(12,799)	10,815	(352)	—	(1,194)
Changes in restricted cash and cash equivalents	—	(268)	—	—	—	(268)
Investments in subsidiaries	(128)	1,102	—	—	(974)	—

Net cash provided by (used in) investing activities	(128)	(13,130)	10,798	(380)	(974)	(3,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(15,500)	—	—	—	(15,500)
Purchase of treasury stock	(64)	(36,096)	—	—	—	(36,160)
Proceeds from exercise of stock options	193	—	—	—	—	193
Capital contributions	—	(64)	(1,102)	—	1,166	—

Net cash (used in) provided by financing activities	129	(51,660)	(1,102)	—	1,166	(51,467)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(2,288)	—	268	—	(2,020)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	(10,319)	(17,672)	(5,140)	—	(33,131)

CASH AND CASH EQUIVALENTS—Beginning of period	—	45,122	17,555	14,471	—	77,148

CASH AND CASH EQUIVALENTS—End of period	$—	$34,803	$(117)	$9,331	$—	$44,017

* Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,441	$10,354	$1,737	$137	$(12,315)	$10,354
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	486	—	—	—	486
Amortization of intangibles	—	2,484	110	93	—	2,687
Depreciation	—	3,647	35	157	—	3,839
Loss on disposal of assets	—	—	—	—	—	—
Provision for bad debts	—	—	11,744	—	—	11,744
Deferred income taxes	—	8,064	—	—	—	8,064
Equity income in subsidiaries	(10,441)	(1,874)	—	—	12,315	—
Stock-based compensation	—	4,336	—	—	—	4,336
Changes in operating assets and liabilities:
Settlement receivables	—	11,743	(428)	225	—	11,540
Other receivables, net	928	(9,131)	(10,911)	(982)	10,138	(9,958)
Prepaid and other assets	—	(562)	572	—	—	10
Settlement liabilities	—	(18,527)	—	(2,116)	—	(20,643)
Accounts payable	—	9,736	(150)	(127)	—	9,459
Accrued expenses	(928)	10,888	(32)	1,240	(10,138)	1,030

Net cash provided by (used in) operating activities	—	31,644	2,677	(1,373)	—	32,948

(Continued)

*	Eliminations include intercompany investments and management fees.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Certegy Gaming Services, Inc., net of cash	$—	$(24,819)	$—	$—	$—	$(24,819)

Purchase of property, equipment and leasehold improvements	—	(4,662)	(14)	(60)	—	(4,736)
Purchase of other intangibles	—	(103)	—	—	—	(103)
Changes in restricted cash and cash equivalents	—	(5)	1,000	—	—	995
Investments in subsidiaries	9,400	4,600	—	—	(14,000)	—

Net cash provided by (used in) investing activities	9,400	(24,989)	986	(60)	(14,000)	(28,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	84,000	—	—	—	84,000
Debt issuance costs	—	(52,230)	—	—	—	(52,230)
Purchase of treasury stock	(9,400)	—	—	—	—	(9,400)
Minority capital contributions	—	—	—	—	—	—
Capital contributions	—	(9,400)	(4,600)	—	14,000	—

Net cash (used in) provided by financing activities	(9,400)	22,370	(4,600)	—	14,000	22,370

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	249	—	127	—	376

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	29,274	(937)	(1,306)	—	27,031
CASH AND CASH EQUIVALENTS—Beginning of period	—	54,411	5,411	11,241	—	71,063

CASH AND CASH EQUIVALENTS—End of period	$—	$83,685	$4,474	$9,935	$—	$98,094

*	Eliminations include intercompany investments and management fees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business which includes our business goals, key events occurring in the six months ended June 30, 2009 and certain trends, risks and challenges. We then discuss our results of operations for the three and six months ended June 2009 as compared to the same periods for 2008, respectively. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity needs and off-balance sheet arrangements. We conclude with a discussion of critical accounting policies and their impact on our unaudited condensed consolidated financial statements.

You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2008 Annual Report on Form 10-K (our “2008 10-K”). When reviewing our MD&A, you should also refer to the description of our Critical Accounting Policies and Estimates in our 2008 10-K because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will”. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could adversely or positively affect our future results include: the future financial performance of the gaming industry, the behavior of financial markets, including fluctuations in interest rates; the impact of regulation and regulatory changes, investigative and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of our 2008 10-K and in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

On April 1, 2008, we completed the acquisition of Certegy Gaming Services, Inc. (“CGS”), an enterprise providing cash access products and services to the gaming industry similar to Global Cash Access Holdings, Inc. (“the Company” or “Holdings”) . On June 27, 2008, CGS was merged with and into the Company. The results of operations of CGS have been reflected in the applicable business segment financial information following this acquisition. On August 1, 2008, we completed the acquisition of Cash Systems, Inc. (“CSI”). The results of operations have been reflected in the applicable business segment financial information following this acquisition.

Results of Operations
Three months ended June 30, 2009 compared to three months ended June 30, 2008
The following table presents our unaudited condensed consolidated results of operations for the three months and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	%	2009	2008	%
REVENUES:
Cash advance	$74,792	$81,829	(9)%	$156,158	$155,218	1%
ATM	84,619	71,036	19%	171,041	130,808	31%
Check services	10,501	10,835	(3)%	21,328	18,515	15%
Central Credit and other revenues	3,059	3,108	(2)%	6,118	5,752	6%

Total revenues	172,971	166,808	4%	354,645	310,293	14%

Cost of revenues (exclusive of depreciation and amortization)	(129,497)	(122,158)	6%	(266,666)	(225,532)	18%
Operating expenses	(19,666)	(20,812)	(6)%	(40,128)	(39,451)	2%
Amortization	(2,109)	(1,230)	71%	(4,329)	(2,592)	67%
Depreciation	(2,410)	(1,981)	22%	(4,962)	(3,837)	29%

OPERATING INCOME	19,289	20,627	(6)%	38,560	38,881	(1)%

INTEREST INCOME (EXPENSE), NET
Interest income	85	505	(83)%	199	1,447	(86)%
Interest expense	(4,654)	(7,556)	(38)%	(9,422)	(15,220)	(38)%

Total interest income (expense), net	(4,569)	(7,051)	(35)%	(9,223)	(13,773)	(33)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	14,720	13,576	8%	29,337	25,108	17%

INCOME TAX PROVISION	(5,593)	(5,160)	8%	(11,148)	(10,591)	5%

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	9,127	8,416	8%	18,189	14,517	25%

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	12	240	(95)%	44	(4,163)	(101)%

NET INCOME	9,139	8,656	6%	18,233	10,354	76%

PLUS: NET LOSS ATTRIBUTABLE TO GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES	19	40	(53)%	33	87	(62)%

NET INCOME	$9,158	$8,696	5%	$18,266	$10,441	75%

OTHER DATA:

Aggregate dollar amount processed (in billions):
Cash advance	$1.5	$1.7	(12)%	$3.1	$3.2	(3)%
ATM	$3.8	$3.5	9%	$7.7	$6.5	18%
Check warranty	$0.4	$0.5	(20)%	$0.8	$0.8	13%

Number of transactions completed (in millions):
Cash advance	3.0	3.1	(3)%	6.2	5.8	7%
ATM	21.6	19.2	13%	44.0	35.5	24%
Check warranty	1.7	1.6	6%	3.5	2.9	21%

Total Revenues

Total revenues for the three and six months ended June 30, 2009 were $172.9 million and $354.6 million resulting in increases of $6.1 million and $44.3 million, or 4% and 14%, respectively as compared to the three and six months ended June 30, 2008. Same-store revenue is represented by accounts that had revenue in both periods of comparison. Same store revenue was down 11% and 11% during the three and six months ended June 30, 2009 as compared to the same period of 2008. The increase in revenue is further discussed on a product basis below:

Cash advance revenues for the three months ended June 30, 2009 decreased by 9% due to a slight decline in the number of transactions compounded by a decrease in the cash advance revenue per transaction as compared to the same period of 2008. Cash advance revenues for the six months ended June 30, 2009 increased by 1% due to an increase in the number of transactions partially offset by a decrease in the cash advance revenue per transaction as compared to the same period of 2008. This increase in cash advance revenues in the six months ended June 30, 2009 resulted from the revenue generated from the CGS acquisition, which occurred in the second quarter of 2008 and is included in the operating results of the first quarter of 2009 but not in the operating results of the same period of 2008, and the CSI acquisition, which occurred in the third quarter of 2008 and is included in the operating results of the first and second quarters of 2009 but not in the operating results of the first and second quarters of 2008.

Automated teller machines (“ATM”) revenues for the three months ended June 30, 2009 increased by 19% as a result of the increase in the number of transactions compounded by the increase in the average revenue per transaction. ATM revenues for the six months ended June 30, 2009 increased by 31% as a result of the increased number of ATM transactions compounded by the increase in the ATM revenue per transaction as compared to the same period of 2008. The added transactions resulted from the CGS and CSI acquisitions, which occurred in the second and third quarters of 2008, respectively, but which were not present in the results of the second quarter of 2008.

Check services revenues for the three months ended June 30, 2009 decreased by 3% as a result of the increase in the number of check warranty transactions offset by a decrease in the check warranty revenue per transaction as compared to the same period of 2008. Check services revenues for the six months ended June 30, 2009 increased as a result of the increase in the number of check warranty transactions partially offset by a decrease in check warranty revenue per transactions as compared to the same period of 2008.

Costs and Expenses

Cost of revenues (exclusive of depreciation and amortization) increased by 6% and 18% during the three and six months ended June 30, 2009, respectively as compared to the same period of 2008. These increases were largely the result of increased commission-related expenses which are the largest single cost element of cost of revenues. The increase in commission expense during the three and six months ended June 30, 2009 as compared to the same period of 2008 is due primarily to:

• the additional commission expenses resulting from the CSI acquisition that were not present during the three months ended June 30, 2008, and the additional commission expenses resulting from the CGS and CSI acquisitions that were not present for the six months ended June 30, 2009,
• the migration of transactions from credit card cash advance transaction to ATM transactions, (ATM transactions have a higher proportion of commission expense to revenue than do credit card cash advance transactions.) and
• the increasing of patron surcharges on ATM transactions that result in increased revenue but also increased commission expenses at approximately equivalent levels.

Operating expenses, exclusive of depreciation and amortization decreased by 6% and increased by 2% during the three and six months ended June 30, 2009, respectively, as compared to the same period of 2008. The decrease in operating expenses in the second quarter of 2009 as compared to 2008 was primarily the result of cost reductions related to the acquired CGS portfolio acquired in the second quarter of 2008. We also recognized a benefit from the successful resolution of a business tax matter in the second quarter of 2009, however, we continued to incur very high legal costs related primarily to our licensing renewal in Arizona, defense of the class action litigation and the redemption of shares held by our founding shareholders.

Primarily as a result of the factors described above, operating income decreased by 6% and 1% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.

Interest income (expense), net decreased by 35% and 33% for the three and six months ended June 30, 2009 as compared to the same period in 2008 as a result of a decrease in interest expense due to significantly lower interest rates compared to the prior period moderated by higher average outstanding borrowings and a higher average draw on the Bank of America ATM Agreement. The average balances drawn on this agreement were $382.8 million and $376.2 million for the three and six months ended June 30, 2009 as compared to $324.7 million and $289.6 million for the same period in 2008. This was further impacted by a decrease in interest income, which resulted primarily from lower invested cash balances and lower interest rates earned on invested cash balances during the quarter and year to date periods.

Income from continuing operations before income tax increased by 8% and 17% for the three and six months ended June 30, 2009, respectively, as compared to the same period in 2008, due to the aforementioned factors.

The provision for income tax reflected an effective income tax rate of approximately 38.0% for both the three and six months ended June 30, 2009 as compared to an effective tax rates for same periods in 2008 of 38% and 42%. This decrease is due primarily to a decrease in the expense related to the expiration of non-qualified stock options and related impact on income tax expense.

Income from discontinued operations decreased by $228,000 or 95% for the three months ended June 30, 2009 as compared to the same period of 2008, and increased by $4.2 million or 101% for the six months ended June 30, 2009 as compared to the same period in 2008. The increase in income from discontinued operations for the six months ended June 30, 2009 is due to a $5.5 million charge to record the Arriva held for sale asset at fair value in the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Information about our financial position as of June 30, 2009 and December 31, 2008 is presented below:

	June 30,	December 31,	%
(in thousands)	2009	2008	Change

Cash and cash equivalents	$44,017	$77,148	(43)%
Borrowings	250,250	265,750	(6)%
Stockholders’ equity	147,556	160,878	(8)%
Cash Resources

Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at June 30, 2009 included cash in non-U.S. jurisdictions of approximately $10.9 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions, and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in settlement receivables. As of June 30, 2009, approximately $35.2 million was due to us, and we received these funds in early July 2009. As of June 30, 2009, we had approximately $43.1 million in settlement liabilities due to our customers for these settlement services which were paid in early July 2009.

Due to the timing differences between receipt of settlement receivables and payments to customers for settlement liabilities our actual net cash position available for other corporate purposes is determined as the sum of the cash on hand and our settlement receivables minus our settlement liabilities.

Sources and Uses of Cash

The following table sets forth a summary of our cash flow activity for the six month period ended June 30, 2009 and 2008 and should be read in conjunction with our unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,	June 30,
	2009	2008

Net cash provided by operating activities	$24,170	$32,948
Net cash used in investing activities	(3,814)	(28,663)
Net cash (used in) provided by financing activities	(51,467)	22,370
Net effect of exchange rate changes on cash and cash equivalents	(2,020)	376

Net (decrease) increase in cash and cash equivalents	(33,131)	27,031

Cash and cash equivalents, beginning of period	77,148	71,063

Cash and cash equivalents, end of period	$44,017	$98,094

Our principal source of liquidity is cash flows from operating activities, which were $24.2 million and $32.9 million for the six months ended June 30, 2009 and 2008, respectively. Changes in operating assets and liabilities accounted for a net decrease of $20.4 million in cash flow from operating activities. Offsetting this is $18.2 million of net income, and approximately $26.4 million of non-cash expenses.

Net cash used in investing activities totaled $3.8 million and $28.7 million for the six months ended June 30, 2009 and 2008, respectively. Included in net cash used in investing activities for the six months ended June 30, 2009 and 2008, respectively, is $0 and $24.8 million for acquisitions, and $2.4 million and $4.7 million for capital investments.

Net cash used in financing activities was $51.5 million for the six months ended June 30, 2009 compared to $22.4 million provided for the six months ended June 30, 2008. For the six months ended June 30, 2009, we made payments totaling $15.5 million against our credit facility as compared to borrowings of $84 million and payments totaling $52.2 million against our credit facility for the same period of 2008. In addition, we repurchased $36.2 million of shares pursuant to a negotiated private transaction during the six months ended June 30, 2009.

Deferred Tax Asset

At June 30, 2009, we had a net deferred income tax asset of $148.5 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.0%, this results in tax payments being approximately $18.8 million less than the provision for income taxes shown on the income statement for financial accounting purposes. This is an expected aggregate of $185.3 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion.

Other Liquidity Needs and Resources

Bank of America Amended Treasury Services Agreement. We obtain currency to meet the normal operating requirements of our domestic ATMs and automated cashier machines (“ACM”) pursuant to the Amendment of Bank of America ATM Agreement. Under this agreement, all currency supplied by Bank of America, N.A. (“Bank of America”) remains the sole property of Bank of America at all times until it is dispensed, at which time Bank of America obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At June 30, 2009, the total currency obtained from Bank of America pursuant to this agreement was $350.5 million. Because Bank of America obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America for cash usage pursuant to the Amendment of the Bank of America ATM Agreement are reflected as interest expense in our financial statements.

On March 13, 2008, we entered into an Agreement to Amend the Amendment of Bank of America ATM Agreement that increased the limit on the aggregate allowed currency that Bank of America would provide us from $360 million to $410 million. All other terms and conditions of the Amendment to the Treasury Services Agreement remain in full force and effect.

Pursuant to the terms of our agreement with Integrated Gaming Technologies, we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of June 30, 2009, we had invested a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.

Senior Secured Credit Facility — As of June 30, 2009, we had $4.1 million in standby letters of credit issued and outstanding as collateral on surety bonds for certain licenses held related to our Nevada check cashing licenses.

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

There were not any material changes to the critical accounting policies and estimates discussed in our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K (No. 001-32622) filed on March 10, 2009.

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
Bank of America supplies us with currency needed for normal operating requirements of our domestic ATMs and ACMs pursuant to the Amendment of the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR increases. As of June 30, 2009, the rate in effect, inclusive of the 25 basis points margin, was 0.57% and the currency supplied by Bank of America pursuant to this agreement was $350.5 million. Based upon the average outstanding amount of currency to be supplied by Bank of America pursuant to this agreement during the first six months of 2009, which was $376.2 million, each 1% increase in the applicable LIBOR would have a $3.8 million impact on income before taxes and minority ownership loss over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. At June 30, 2009, the weighted average interest rate, inclusive of the applicable margin of 0.875 basis points, was 1.185%. Based upon the outstanding balance on the senior secured credit facility of $97.5 million on June 30, 2009, each 1% increase in the applicable LIBOR would add an additional $0.975 million of interest expense over a 12-month period.

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

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 12, 2007, a derivative action was filed by a stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. On February 8, 2008, an additional derivative action was filed by a separate stockholder on behalf of the Company in the United States District Court, District of Nevada against certain of our current and former directors, our former chief executive officer and our former chief financial officer, alleging breach of fiduciary duties, insider trading and waste of corporate assets. On May 5, 2008, the foregoing actions were consolidated and an amended complaint was filed that continues to pursue only state law claims but not violations of Sections 10(b) or 20(a) of the Securities Exchange Act of 1934, as amended. The consolidated action seeks, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the plaintiff stockholders including attorneys’ fees. The Company sought to dismiss. On May 19, 2009, the Court granted the Company’s motion to dismiss the derivative complaint without leave to amend due to plaintiff’s lack of legal standing. Plaintiffs have not filed a notice of appeal.

On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our former directors, our former chief executive officer, M&C International, Summit Partners, L.P., Goldman Sachs & Co., Inc., and J.P. Morgan Securities, Inc, alleging violation of Sections 11, 12(a)(2) and 15 the Securities Act of 1933, as amended. The action includes claims for, among other things, damages and rescission. On June 6, 2008, the Company and certain other defendants moved to transfer the action to the United States District Court, District of Nevada, where the related derivative litigation is pending. The motion has been fully briefed, and a decision is still pending. On June 10, 2008, an additional class action was filed by a separate stockholder in the United States District Court, Southern District of New York, against the Company, its wholly-owned subsidiary, certain of our former directors, our former chief executive officer, our former chief financial officer and certain other parties alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The action includes claims for, among other things, damages. On June 26, 2008, the foregoing actions were consolidated, and the Court appointed a lead plaintiff and lead counsel. The Company has indemnification agreements with each of the other defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such defendants from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however the Company believes it has meritorious defenses and will vigorously defend this action.

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

On July 8, 2009, a class action was commenced by a patron of one of our gaming establishment customers in the United States District Court, Western District of Pennsylvania, against the Company. The complaint alleges violations of the Electronics Fund Transfer Act as the result of the alleged failure of the Company to provide notice in the statutorily required manner of transaction fees charged at certain of its ATM machines. The plaintiffs seek, among other things, actual or statutory damages. The Company maintains insurance that may provide for reimbursement of some of the expenses associated with this action.

ITEM 1A.	RISK FACTORS
A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to those factors in the three and six months ended June 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

					Total Number of Shares		Maximum Approximate Dollar
					Purchased as Part of		Value of Shares that May Yet Be
	Total Number of Shares		Average Price per Share		Publicly Announced Plans or		Purchased Under the Plans or
	Purchased or Withheld		Purchased or Withheld		Programs		Programs
4/1/09 - 4/30/09	—	(1)	—	(3)	—	(1)	25,000,000	(5)
	2,429	(2)	$4.04	(4)	2,429	(2)
5/1/09 - 5/31/09	—	(1)	—	(3)	—	(1)	24,981,831	(5)
	2,428	(2)	7.48	(4)	2,428	(2)
6/1/09 - 6/30/09	5,785,602	(1)	6.25	(3)	5,785,602	(1)	24,965,318	(5)
	2,417	(2)	6.83	(4)	2,417	(2)
Subtotals	5,785,602	(1)	6.25	(3)	5,785,602	(1)
	7,274	(2)	6.12	(4)	7,274	(2)

Total	5,792,876		6.25		5,792,876

(1)
Represents shares of common stock that we repurchased for $36.2 million from one of our founders, Robert Cucinotta, in a negotiated private transaction. On April 30, 2009, the board of directors authorized the repurchase of up to $25 million worth of the Company’s common stock. The share repurchase authorization does not obligate the Company to repurchase any specific number of shares and maybe suspended or terminated at any time.

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
We held our annual meeting of stockholders on April 30, 2009. Of the 76,937,863 shares outstanding as of the record date, 64,870,569 shares were present or represented by proxy at the meeting. At the annual meeting, the following four proposals were voted upon:
1. The following persons were elected by the following vote as Class I directors to serve until the 2012 annual meeting of stockholders or until their successors are duly elected or appointed:

	Votes For	Votes Withheld
Scott Betts	64,466,605	403,964
E. Miles Kilburn	58,873,597	5,996,972
2. The stockholders ratified by the following vote the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2009:

Votes
For	54,775,309
Against	10,092,622
Abstain	2,638
3. The stockholders approved by the following vote the amendment to our Amended and Restated Certificate of Incorporation which allows us to redeem shares of our capital stock that are owned by stockholders that are found to be unsuitable stockholders for gaming regulatory purposes:

Votes
For	47,702,150
Against	13,266,193
Abstain	3,791
Broker Non-Votes	3,898,435
4. The stockholders approved by the following vote the amendment to our 2005 Stock Incentive Plan to comply with the performance-based compensation exception to the deduction limit of Section 162(m) of the Internal Revenue Code of 1986, as amended:

Votes
For	59,535,600
Against	1,433,012
Abstain	3,522
Broker Non-Votes	3,898,435

ITEM 6.	EXHIBITS

Exhibit No.	Description.

3.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Global Cash Access Holdings, Inc., incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 30, 2009.

31.1*
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 10, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 10, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 10, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 10, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2009	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)	(Registrant)
	By:	/s/ George Gresham
George Gresham
Chief Financial Officer (For the Registrant and as Principal Financial Officer and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description.

3.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Global Cash Access Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 30, 2009.

31.1*
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 10, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 10, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 10, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 10, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith