Form 10-Q
period 2009-09-30
Global Cash Access Holdings, Inc.
filed 2009-11-06
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2009, there were 70,401,580 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$73,712	$77,148
Restricted cash and cash equivalents	369	388
Settlement receivables	4,241	51,604
Other receivables, net	17,621	16,759
Prepaid and other assets	11,145	11,867
Assets held for sale	—	1,540
Property, equipment and leasehold improvements, net	20,579	24,419
Goodwill, net	174,328	183,929
Other intangibles, net	29,757	34,982
Deferred income taxes, net	155,992	156,514

Total assets	$487,744	$559,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$36,542	$79,150
Accounts payable	31,947	35,561
Accrued expenses	14,587	17,811
Borrowings	250,000	265,750

Total liabilities	333,076	398,272

COMMITMENTS AND CONTINGENCIES (NOTE 5)

Retained earnings
Common stock, $0.001 par value, 500,000 shares authorized and 84,185 and 82,961 shares issued at September 30, 2009 and December 31, 2008, respectively	83	83
Preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Additional paid in capital	180,943	172,119
Retained earnings	64,044	37,659
Accumulated other comprehensive income	2,039	1,243
Treasury stock, at cost, 12,632 and 6,017 shares at September 30, 2009 and December 31, 2008, respectively	(92,371)	(50,226)

Total Global Cash Access Holdings, Inc. stockholders’ equity	154,738	160,878
Minority interest	(70)	—

Total stockholders’ equity	154,668	160,878

Total liabilities and stockholders’ equity	$487,744	$559,150

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per share)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES

Cash Advance	$69,741	$89,102	$225,899	$244,320
ATM	81,544	79,863	252,585	210,670
Check Services	9,464	12,962	30,791	31,479
Central Credit and other revenues	3,570	3,132	9,689	8,883

Total revenues	164,319	185,059	518,964	495,352

Cost of revenues (exclusive of depreciation and amortization)	(123,996)	(136,694)	(390,662)	(362,226)
Operating expenses	(18,595)	(22,229)	(58,722)	(61,681)
Amortization	(1,883)	(1,955)	(6,212)	(4,546)
Depreciation	(2,376)	(2,865)	(7,338)	(6,702)

OPERATING INCOME	17,469	21,316	56,030	60,197

INTEREST INCOME (EXPENSE), NET
Interest income	63	287	262	1,735
Interest expense	(4,463)	(7,814)	(13,886)	(23,034)

Total interest income (expense), net	(4,400)	(7,527)	(13,624)	(21,299)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	13,069	13,789	42,406	38,898

INCOME TAX PROVISION	(4,966)	(5,385)	(16,114)	(15,976)

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	8,103	8,404	26,292	22,922

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	156	44	(4,006)

NET INCOME	8,103	8,560	26,336	18,916
PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST	12	—	45	86

NET INCOME ATTRIBUTABLE TO GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES	8,115	8,560	26,381	19,002

Foreign currency (gain) loss translation, net of tax	345	(346)	796	(407)

COMPREHENSIVE INCOME	$8,460	$8,214	$27,177	$18,595

Basic net income per share of common stock
Continuing operations	$0.11	$0.11	$0.35	$0.30

Discontinued operations	$—	$—	$—	$(0.05)

Basic net income per share of common stock	$0.11	$0.11	$0.35	$0.25

Diluted net income per share of common stock
Continuing operations	$0.11	$0.11	$0.34	$0.30

Discontinued operations	$—	$—	$—	$(0.05)

Diluted net income per share of common stock	$0.11	$0.11	$0.34	$0.25

Weighted average number of common shares outstanding:
Basic	72,182	76,723	75,692	76,801
Diluted	73,845	76,724	76,566	76,801
See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,336	$18,867
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	729	729
Amortization of intangibles	6,296	4,546
Depreciation	7,338	6,702
Loss on sale of or disposal of assets	26	—
Provision for bad debts	5,952	14,198
Deferred income taxes	12,358	13,483
Stock-based compensation	6,203	6,690
Changes in operating assets and liabilities:
Settlement receivables	46,804	29,202
Other receivables, net	(2,254)	(9,234)
Prepaid and other assets	87	(926)
Settlement liabilities	(42,083)	(60,602)
Accounts payable	(4,011)	8,660
Accrued expenses	(4,955)	(7,258)

Net cash provided by operating activities	58,826	25,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Certegy Gaming Systems, Inc., net of cash	—	(24,819)
Acquisition of Cash Systems, Inc., net of cash	—	(29,916)
Purchase of property, equipment and leasehold improvements and other intangibles	(5,297)	(7,536)
Other	(18)	994

Net cash used in investing activities	(5,315)	(61,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	121,000
Repayments under credit facilty	(15,750)	(88,480)
Proceeds from exercise of options	2,621	—
Purchase of treasury stock	(42,028)	(9,462)

Net cash (used in) provided by financing activities	(55,157)	23,058

continued
See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(1,790)	$1,492

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,436)	(11,670)

CASH AND CASH EQUIVALENTS — Beginning of period	77,148	71,063

CASH AND CASH EQUIVALENTS — End of period	$73,712	$59,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$16,889	$25,371

Cash paid for taxes, net of refunds	$3,670	$575

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BUSINESS AND BASIS OF PRESENTATION
Overview
Global Cash Access Holdings, Inc. is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. (“GCA”). Unless otherwise indicated, the terms “the Company,” “we,” “us” and “our” refer to Global Cash Access Holdings, Inc. together with its consolidated subsidiaries and the term “Holdings” refers to Global Cash Access Holdings, Inc. individually. The Company is a provider of cash access products and related services to the gaming industry in the United States and several international markets. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including Automated Teller Machine (“ATM”) cash withdrawals, credit card cash advances, point-of-sale (“POS”) debit card transactions, check verification and warranty services and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments. The Company also owns and operates a credit reporting agency for the gaming industry through a wholly-owned subsidiary, Central Credit, LLC (“Central”), which provides credit-information services and credit-reporting history on gaming patrons to various gaming establishments. Central operates in both international and domestic gaming markets.
The Company’s cash access products and services enable three primary types of electronic payment transactions: ATM cash withdrawals, credit card cash advances and POS debit card transactions. Consumers can complete any of these transactions of our Casino Cash Plus ATMs enabled with our patented “3-in-1” technology, other ATMs and redemption devices that we operate and are enabled with our patented “3-in-1” technology. In addition, consumers can complete credit card cash advances and POS debit card transactions at any of our QuikCash kiosks, all of which we own. The Company also provides check verification and check warranty services to gaming establishments that cash patron checks.
Basis of Presentation—The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the full fiscal year.
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
Use of Estimates—The Company has made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. The actual results may differ from these estimates. The significant accounting estimates incorporated into the Company’s unaudited condensed consolidated financial statements include:
•	the estimated reserve for warranty expense associated with our check warranty receivables,
•	the valuation and recognition of share-based compensation,
•	the valuation allowance on our deferred tax asset, and

•	the estimated cash flows in assessing the recoverability of long-lived assets.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The unaudited condensed consolidated financial statements presented for the three and nine months ended September 30, 2009 and 2008 and as of September 30, 2009 and December 31, 2008 include the accounts of Holdings, GCA and GCA’s subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Earnings Applicable to Common Stock—In accordance with the provisions of General Accepted Accounting Principles (“GAAP”), basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of potential common stock, which consists of non-vested shares of restricted stock outstanding and assumed stock option exercises. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2009	2008	2009	2008

Weighted average common shares outstanding — basic (1)	72,182	76,723	75,692	76,801
Potential dilution from equity grants (2)(3)	1,663	1	874	—

Weighted average common shares outstanding — diluted	73,845	76,724	76,566	76,801

(1)
Included in the calculation of weighted average common shares outstanding — basic are 59,235 and 984,789 of unvested shares of restricted stock granted in share-based payment transactions for the three and nine months ended September 30, 2009 because such unvested shares have voting rights as well as the right to participate in dividends and distributions made by the Company to its common stockholders.

(2)
The potential dilution excludes the weighted average effect of stock of 7,533,257 and 7,994,755 and 7,793,310 and 3,906,006 shares of common stock underlying equity grants for the three and nine months ended September 30, 2009 and 2008, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

(3)
The potential dilution excludes the weighted average effect of shares of time-based restricted stock of 476,668 and 778,280 and 299,608 and 928,709 shares for the three and nine months ended September 30, 2009 and September 30, 2008, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

Central Credit Check Warranty Receivables—Central warrants check cashing transactions performed at gaming establishments. In the check services transactions provided by Central, if a gaming establishment accepts a payroll or personal check from a patron that we warrant, Central is obligated to reimburse the gaming establishment for the full face value of any dishonored checks and the gaming establishment assigns its rights to collect any receivables relating to the dishonored checks to Central. All amounts paid out by Central to the gaming establishment related to these items result in a warranty receivable in favor of Central from the patron. This amount is recorded in other receivables, net on the unaudited condensed consolidated balance sheets. On a monthly basis, Central evaluates the collectability of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the unaudited condensed consolidated statements of income. Central’s policy is to write off all warranty receivables that are older than one year in age.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of the activity for the check warranty reserve for the three and nine months ended September 30, 2009, is as follows (amounts in thousands):

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
	of Period	Expense	Deductions	Period
Three months ended September 30, 2009	$11,113	$1,873	$(3,663)	$9,323

Nine months ended September 30, 2009	$11,115	$6,083	$(7,875)	$9,323
Fair Value—The carrying amount approximates fair value for cash and cash equivalents, settlement and other trade receivables, settlement liabilities and trade payables.
Long-Term Debt—The fair value of the long-term debt was determined based on the borrowing rates currently available to the Company for debt with similar terms and average maturities.
The estimated fair value of the Company’s debt is (in thousands):

	As of September 30, 2009		As of December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior secured credit facility	$97,250	$97,250	$98,000	$113,000
Senior subordinated debt	$152,750	$153,132	$152,750	$120,863
The table below presents the activity in stockholders’ equity for the three and nine months ended September 30, 2009 (in thousands):

				Accumulated		Equity	Equity
		Additional		Other		Attributable	Attributable
	Common	Paid in	Retained	Comprehensive	Treasury	to GCA	to Minority	Total
	Stock	Capital	Earnings	Income	Stock	Holdings	Interest	Equity

Balance, 12/31/08	$83	$172,119	$37,659	$1,243	$(50,226)	$160,878	$—	$160,878

Net income			26,381			26,381	(45)	26,336
Foreign currency				796		796	—	796
Share-based compensation expense		6,203				6,203	—	6,203
Proceeds from exercise of options		2,621				2,621	—	2,621
Treasury shares, net					(42,145)	(42,145)	(—)	(42,145)
Minority interest						—	(25)	(25)
Other			4			4		4

Balance, 9/30/09	$83	$180,943	$64,044	$2,039	$(92,371)	$154,738	$(70)	$154,668

Arriva Discontinued Operations—Discontinued operations of our Arriva Card, a private-label revolving credit card aimed at consumers who perform cash advance transactions in gaming establishments, line of business that were reported in the prior three and nine months ended September 30, 2008 are no longer being reported as they are no longer significant. All references to Arriva discontinued operations have been eliminated from this Form 10-Q.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Recently Adopted Accounting Pronouncements—In December 2007, the FASB issued guidance for accounting and reporting of business combinations, in which an entity acquiring another business is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the date of the acquisition. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the date of acquisition, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. This guidance is effective for business combinations completed subsequent to January 1, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.
In December 2007, the FASB issued guidance which establishes standards for the accounting and reporting of noncontrolling interests in subsidiaries (that is, minority interests) in consolidated financial statements and for the loss of control of subsidiaries. This guidance requires: (1) equity interest of noncontrolling shareholders, partners, or other equity holders in subsidiaries to be accounted for and presented in equity, separately from the parent shareholder’s equity, rather than as liabilities or as “mezzanine” items between liabilities and equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; and (3) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. This guidance is effective beginning on January 1, 2009, and early adoption of the statement is prohibited. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.
In April 2009, the FASB issued additional guidance on measuring the fair value of financial instruments when markets become inactive and quoted prices reflect distressed transactions. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.
In May 2009, the FASB issued guidance which establishes standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, including the period after the balance sheet date management should evaluate for recognition or disclosure in the financial statements, circumstances under which an entity would recognize events, and required disclosures. This guidance is effective for the interim period ended June 30, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.
In July 2009, the FASB issued guidance which became the single source of authoritative U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. This guidance is effective for interim and annual periods ending after September 15, 2009. This guidance impacts the current disclosure of our consolidated financial statements since all references will be topic references instead of to the FASB standard.
In August 2009, the FASB issued an update to the Fair Value Measurements and Disclosures of Liabilities Topic as reflected in the Codification. This update provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This guidance is effective for the Company beginning October 1, 2009. The adoption of this guidance is not expected to have a significant impact on the consolidated financial statements of the Company.
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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended September 30, 2009 and 2008, $0.5 million and $1.7 million, $2.6 million and $4.0 million, respectively, of cash usage fees have been included in interest expense in the accompanying unaudited condensed consolidated statements of income.
The Company considered a number of factors in concluding the appropriate characterization of fees assessed the Company in connection with the utilization of cash under the Bank of America ATM Funding Agreement. The terms and conditions of this agreement clearly designate Bank of America as the owner of the cash used for ATM funding, thereby precluding the Company from recognizing either the cash obtained as an asset or the resulting obligation as a liability on the balance sheet. However, there are a number of characteristics of the Bank of America ATM Funding Agreement that led the Company to conclude the fees paid are similar to interest costs and therefore properly categorized as interest expense in the Company’s Statement of Operations as opposed to cost of revenue including the following:
•	the Bank of America ATM Funding Agreement operates in a fashion similar to a revolving line of credit in that amounts are drawn and repaid on a daily basis,

•
the resource being procured by the Company under the terms of the Bank of America ATM Funding Agreement is a financial resource and in the absence of such an arrangement, the Company would be required to obtain sufficient alternative financing either on balance sheet or off balance sheet in order to meet its financial obligations,

•
the fees of the Bank of America ATM Funding Agreement are assessed on the outstanding balance during the applicable period and include a base rate which is tied to LIBOR and a spread, similar to a credit spread, of 25 basis points, and

•
the fees incurred by the Company under the Bank of America ATM Funding Agreement are a function of both the prevailing rate of LIBOR as dictated by the capital markets and the average outstanding balance during the applicable period as previously noted. The fees do not vary with revenue or any other underlying driver of revenue such as transaction count or dollars processed as is the case with all costs classified as cost of revenue such as interchange expense, and processing fees.

At September 30, 2009 and December 31, 2008, the outstanding balance of cash used by the Company under the Bank of America ATM Funding Agreement was $347.3 million and $521.8 million, respectively, and the cash usage interest rate in effect was 0.5% and 1.4% respectively.
Site Funded ATMs—The Company operates some ATMs and redemption kiosks at customer locations where the customer provides the cash required for ATM operational needs. The Company is required to reimburse the customer for the amount of cash dispensed from these site-funded devices. The site-funded liability is included within settlement liabilities in the accompanying balance sheets and was $24.7 million and $50.6 million as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, the Company operated 1,394 and 1,299 devices (ATMs and redemption kiosks), respectively, that were site funded.
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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of award activity under the Company’s stock option plans as of September 30, 2009 and changes during the three and nine month periods then ended is as follows:

		Weighted
		Average	Weighted
		Exercise	Average Life	Aggregate
	Options	Prices	Remaining	Intrinsic Value
				(in thousands)

Outstanding — December 31, 2008	6,833,325	$8.90	8.5 years	$2,810

Granted	2,796,500	2.20
Exercised	—	—
Forfeited	(148,425)	9.57

Outstanding — March 31, 2009	9,481,400	$6.91	8.8 years	$17,056

Granted	135,000	6.42
Exercised	(37,395)	6.79
Forfeited	(128,753)	4.60

Outstanding — June 30, 2009	9,450,252	$6.87	8.5 years	$16,811

Granted	50,000	6.89
Exercised	(343,210)	6.82
Forfeited	(38,032)	9.58

Outstanding — September 30, 2009	9,119,010	$6.93	8.3 years	$16,603

Exercisable — September 30, 2009	3,118,024	10.51	7.2 years	$1,046

The fair value of options was determined as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the periods ended September 30, 2008 and 2009.

	2009	2008
Risk-free interest rate	2.0%	2.9%
Expected life of options (in years)	6.3	6.3
Expected volatility of GCA’s stock price	57.5%	46.2%
Expected dividend yield	0.0%	0.0%
There were stock options granted to acquire 50,000 and 3.0 million shares of common stock during the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2009, the Company received $2.5 million and $2.7 million, respectively, from the exercise of stock options. During the three and nine months ended September 30, 2009, the Company recorded $1.6 million and $4.5 million in non-cash compensation expense, respectively, related to options granted that are expected to vest. As of September 30, 2009, there was $13.8 million in unrecognized compensation expense related to options expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.4 years.
There were stock options granted to acquire 0.2 million and 4.5 million shares of common stock during the three and nine months ended September 30, 2008, respectively. During the three and nine months ended September 30, 2008, we recorded $1.8 million and $5.2 million in non-cash compensation expense, respectively, related to options granted that are expected to vest.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restricted Stock—The Company began granting restricted shares of common stock to officers and key employees in the first quarter of 2006. The vesting provisions are similar to those applicable to stock options. Because these restricted shares are issued primarily to employees of the Company, some of the shares issued will be withheld by the Company to satisfy the minimum statutory tax withholding requirements applicable to the restricted stock grants. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced and the number of shares included within treasury stock is increased by the amount of shares withheld. During the three and nine months ended September 30, 2009, the Company withheld 6,816 and 21,700 shares of restricted stock, respectively, from employees with a cumulative vesting commencement date fair value of $53,423 and $117,661, respectively. These amounts have been included as part of the total treasury stock repurchased during the period. Prior to vesting, the shares of restricted stock have rights to dividends declared, if any, and voting rights; therefore they are considered issued and outstanding.
A summary of all non-vested share awards for the Company’s time-based restricted shares as of September 30, 2009 is as follows:

		Weighted Average
	Shares	Grant Date Fair	Aggregate
	Outstanding	Value	Fair Value
Balance, December 31, 2008	190,251	$15.67	$2,981

Granted	1,047,875	2.20	2,305
Vested	(26,303)	15.71	(413)
Canceled	(3,456)	16.60	(57)

Balance — March 31, 2009	1,208,367	$3.98	$4,809

Granted	—	—	—
Vested	(24,833)	6.12	(152)
Canceled	(22,025)	5.02	(111)

Balance — June 30, 2009	1,161,509	$3.91	$4,547

Granted	—	—	—
Vested	(51,203)	8.85	(453)
Canceled	(1,376)	6.08	(8)

Balance — September 30, 2009	1,108,930	$3.68	$4,085

There were 51,203 and 102,339, respectively, time-based restricted shares vested during the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2009, we recorded $0.6 million and $1.7 million, respectively, in non-cash compensation expense related to the restricted stock granted expected to vest. As of September 30, 2009, there was $3.7 million in unrecognized compensation expense related to time-based restricted shares expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.2 years.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.	COMMITMENTS AND CONTINGENCIES
Litigation Claims and Assessments
On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our former directors, our former chief executive officer, M&C International, Summit Partners, L.P., and certain underwriters of two prior stock offerings to the public. On June 10, 2008, an additional class action was filed, naming essentially the same defendants and stating similar claims. On June 26, 2008, the foregoing actions were consolidated in New York, and the Court appointed a lead plaintiff and lead counsel. In August 2008, the lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint names as additional defendants our former chief financial officer, certain current and former directors and additional underwriters and defendants and purports to allege violations of Sections 11, 12(a)(2) and 15 the Securities Act of 1933, as amended (the “Securities Act”). The plaintiffs seek, among other things, damages and rescission. Following motions by defendants, the action was transferred to the District of Nevada in October 2008. The Company has indemnification agreements with each of the individual defendants and certain of the other defendants that may cause the Company to incur expenses associated with the defense of this action and that may also protect such defendants from liability to the Company. The Company also maintains director and officer liability insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however the Company believes it has meritorious defenses and will vigorously defend this action.
On June 4, 2009, the Company received a Notice of Intent to Deny State Certification (the “Notice”) from the Arizona Department of Gaming (the “Department”). The Notice summarizes the basis for the Department’s intention and alleges that the Company, its founding stockholders and certain of the Company’s management undertook actions that demonstrate that the Company is not suitable under the Department’s standards to act as a provider of gaming services to Native American tribes conducting gaming in Arizona. On November 3, 2009, the Company and the Department entered into an agreement in principle under which the Department and the Company agreed to settle and compromise all claims described in the Notice. Under such agreement in principle, the Department has concluded that the current officers and directors of the Company are suitable for certification and the Department has agreed to issue a renewal of state certification to the Company subject to the completion and execution of a definitive settlement agreement between the Company and the Department. The Company’s cash advance and ATM revenue generated in the State of Arizona represents approximately 4.2 percent of the Company’s total revenue for the nine month period ended September 30, 2009.
On July 8, 2009, a class action was commenced by a patron of one of our gaming establishment customers in the United States District Court, Western District of Pennsylvania, against the Company. The complaint alleges violations of the Electronics Fund Transfer Act as the result of the alleged failure of the Company to provide notice in the statutorily required manner of transaction fees charged at certain of its ATM machines. The named plaintiff sought, among other things, actual or statutory damages. On September 24, 2009, the named plaintiff and the Company entered into an executed settlement communication pursuant to which the parties agreed to establish a nationwide class of plaintiffs and, the Company agreed to establish a common fund, from which all costs, expenses and legal fees of the participating class members would be paid and the balance would be subsequently disbursed to the participating class members, following which the class action shall be dismissed with prejudice. The class action will be dismissed without admission of liability being made by the Company. The Company maintains insurance that may provide for reimbursement of some of the expenses associated with this action.
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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Commitments
Innovative Funds Transfer, LLC (“IFT”) Required Capital Investment. Pursuant to the terms of our agreement with International Gaming Technology, we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of September 30, 2009, we had invested a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.
First Data Sponsorship Indemnification Agreement. On March 10, 2004, the Company and First Data entered into a Sponsorship Indemnification Agreement whereby First Data agreed to continue its guarantee of performance by us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable VISA U.S.A. and MasterCard International rules. The Company has agreed to indemnify First Data and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. As collateral security for prompt and complete performance of the Company’s obligations under this agreement, the Company was required to cause a letter of credit in the amount of $3.0 million to be issued to First Data to cover any indemnified amounts not paid under terms of this agreement. The required amount of this letter of credit will be adjusted annually based upon the underlying cash advance volume covered by the Sponsorship Indemnification Agreement. In March 2009, the $3.4 million letter of credit expired. In April 2009, the letter of credit was reissued for $3.8 million. As of September 30, 2009, the outstanding balance for this letter of credit remains at $3.8 million.
6.	BORROWINGS
Second Amended and Restated Credit Agreement. On November 1, 2006, GCA and Holdings entered into a Second Amended and Restated Credit Agreement with certain lenders. The Second Amended and Restated Credit Agreement amended and restated the terms of GCA’s then existing senior secured credit facilities to provide for a $100.0 million term loan facility (“Term Loan Facility”) and a $100.0 million five-year revolving credit facility (“Revolving Line”), with a $25.0 million letter of credit sublimit and a $5.0 million swingline loan sublimit. The Term Loan Facility and the Revolving Line will mature in November 2011.
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of default, which are subject to important exceptions and qualifications, as set forth in the Second Amended and Restated Credit Agreement. As of September 30, 2009, the Company is in compliance with the required covenants.
Senior Subordinated Notes. On March 10, 2004, GCA completed a private placement offering of $235.0 million 8.75% Senior Subordinated Notes due March 15, 2012 (the “Notes Offering”). On October 14, 2004, GCA completed an exchange offer of the notes for registered notes of like tenor and effect. Interest on the notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. The notes are subordinated to GCA’s obligations under the Second Amended and Restated Credit Agreement. All of GCA’s existing and future domestic wholly owned subsidiaries are guarantors of the notes on a senior subordinated basis. As of September 30, 2009 and December 31, 2008, the Company had $152.8 million in principal amount of borrowings outstanding under the Notes Offering.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of the borrowings, repayments and amortization of the Term Loan Facility, the Revolving Line and senior subordinated debt described below is as follows (in thousands):

	Term Loan	Revolving	Senior
	Facility	Line	Sub-Debt
Balance, December 31, 2008	$98,000	$15,000	$152,750
borrowings	—	—	—
repayments	(250)	(15,000)	—

Balance, March 31, 2009	97,750	—	152,750
borrowings	—	—	—
repayments	(250)	—	—

Balance, June 30, 2009	$97,500	$—	$152,750

borrowings	—	—	—
repayments	(250)	—	—

Balance, September 30, 2009	$97,250	$—	$152,750

As of September 30, 2009, the weighted average interest rate under the Term Loan Facility, inclusive of the applicable margin of 0.875 basis points, was 1.121%.
7.	CAPITAL STOCK
Common Stock Repurchase Program—On February 6, 2007, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s issued and outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated debt. The Company completed the repurchases under this authorization on February 11, 2008.
On April 30, 2009, the Company’s Board of Directors authorized the repurchase of an additional $25.0 million of the Company’s issued and outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated debt.
On June 24, 2009, the Company repurchased 5,785,602 shares of its common stock from one of its founders, Robert Cucinotta, at a per share price of $6.25 and an aggregate price of $36.2 million. The repurchase was made pursuant to the provisions of the Company’s certificate of incorporation that provide the Company with the right to redeem shares of its common stock that are owned by stockholders that are found to be unsuitable stockholders for gaming regulatory purposes. The repurchase was a private transaction and was funded with existing cash resources. The repurchase was separately approved by the Board of Directors subsequent to the previously-announced authorization to repurchase up to $25 million of common stock.
On June 30, 2009, the Company issued written notice to one of its founders, Karim Maskatiya, of the Company’s intent to redeem 6,652,475 shares of its common stock from Mr. Maskatiya pursuant to the provisions of the Company’s certificate of incorporation that provide the Company with the right to redeem shares of its common stock that are owned by stockholders that are found to be unsuitable stockholders for gaming regulatory purposes.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The redemption would have been completed on or about September 22, 2009 at a price per share equal to the average closing price of the Company’s stock on the New York Stock Exchange during the thirty trading days prior to the date of notice to Mr. Maskatiya, which was approximately $6.98; however, the Company believes that subsequent to June 30, 2009, Mr. Maskatiya disposed of all of the shares in open market transactions.
During the three and nine months ended September 30, 2009, the Company repurchased 814,300 and 6,614,786 shares of stock, respectively, at an aggregate purchase price of $5,921,549 and $42,145,800, respectively. Of the shares repurchased during the three and nine months ended September 30, 2009, 6,816 and 21,700 were withheld from restricted stock awards, respectively, to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.
8.	RELATED PARTY TRANSACTIONS
At March 31, 2009, two former Board of Directors members, Karim Maskatiya and Robert Cucinotta, were the owners of approximately 19,596,350 shares of common stock, which represented at that time, 25.5% of the outstanding equity interests of the Company. On June 24, 2009, the Company repurchased 5,785,602 shares from Mr. Cucinotta, which we believe to be all of the shares previously held by Mr. Cucinotta. Mr. Maskatiya disposed of a number of shares in open market transactions that we believe to be all of the shares previously held by Mr. Maskatiya. During the three and nine months ended September 30, 2009, the Company made payments for software development costs and system maintenance to Infonox on the Web (“Infonox”) pursuant to agreements with Infonox. At the time we entered into these agreements, Infonox was controlled by Messrs. Maskatiya and Cucinotta. In November 2008, Infonox was wholly acquired by Total System Services, Inc. (“TSYS”) and neither Messrs. Maskatiya and Cucinotta nor any of the family members retained any interest in, or management responsibilities for, Infonox. On January 5, 2009, the Company commenced an action in the State of Nevada District Court, Clark County, against USA Payment and USA Payment Systems (together “USAP”), companies owned or controlled by Messrs. Maskatiya and Cucinotta in connection with various disputes relating to the Amended and Restated Agreement for Electronic Payment Processing, pursuant to which USAP provided the Company with transaction processing services. On September 30, 2009, the Company and USAP entered into an executed settlement agreement, pursuant to which USAP agreed to pay the Company $1.75 million, and the parties agreed to the settlement of all claims and matters between the parties. The action has been dismissed with prejudice.
The following table represents the transactions with related parties for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands):

		Three Months Ended		Nine Months Ended
Name of		September 30,		September 30,
Related Party	Description of Transaction	2009	2008	2009	2008

USA Payments and USA Payment Systems	Transaction processing charges included in cost of revenues (exclusive of depreciation and amortization)	$703	$861	$4,009	$2,786

	Pass through billing related to gateway fees, telecom and other items included in cost of revenues (exclusive of depreciation and amortization) and operating expenses	326	314	853	908

Infonox on the Web(1)	Software development costs and maintenance expense included in operating expenses and other intangibles, net	—	1,211	—	2,652

(1)	In November 2008, TSYS acquired Infonox. The Company continues to do business with Infonox even though Infonox is no longer a related party.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table details the amounts receivable from or (liabilities to) these related parties that are recorded as part of other receivables, net, accounts payable or accrued expenses in the unaudited condensed consolidated balance sheets (amounts in thousands):

	September 30,	December 31,
Name of Related Party	2009	2008

USA Payment Systems	$(227)	$(212)
Infonox on the Web	—	(447)

Total included within accounts payable and accrued expenses	$(227)	$(659)

9.	INCOME TAXES
Our effective income tax rate for continuing operations was 38.0% for both the three and nine months ended September 30, 2009, compared to 39.1% and 41.1% for the three and nine months ended September 30, 2008, respectively. Due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the third quarter of 2009 are expected to be substantially lower than the provision.
The following table presents the recorded income tax expense for the three and nine months ended September 30 (amounts are in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Provision for income taxes:
Provision for income taxes on continuing operartions, as reported	$4,966	$5,385	$16,114	$15,976
Provision (benefit) for income taxes, discontinued operations	—	88	25	(2,254)

Provision for income taxes, consolidated	4,966	5,473	16,139	13,722
Provision for income taxes, minority loss	7	—	25	49

Provision for income taxes attributable to GCA Holdings, Inc.	$4,973	$5,473	$16,164	$13,771

As of September 30, 2009, we had a net deferred income tax asset of $156.0 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of Acquired Goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill, subject to certain limitations, carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.0%, this results in tax payments being approximately $18.8 million less than the provision for income taxes shown on the income statement for financial accounting purposes. This is an expected aggregate of $180.6 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. These deferred tax assets may be subject to certain limitations.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.	SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group consists of the Chief Executive Officer and Chief Financial Officer. The operating segments are reviewed separately because each represents products or services that can be, and often are, marketed and sold separately to our customers.
The Company operates in three distinct business segments: (1) cash advance, (2) ATM and (3) check services. These segments are monitored separately by management for performance against its internal forecast and are consistent with the Company’s internal management reporting.
Other lines of business, none of which exceed the established materiality for segment reporting, include money transfers, credit reporting, direct marketing and IFT, among others.
The Company’s business is predominantly domestic, with no specific regional concentrations.
Major customers—For the three and nine months ended September 30, 2009, the combined revenues from all segments from our largest customer, Harrah’s Operating Company, Inc. and its subsidiaries and affiliates was approximately $23.3 million and $72.4 million, respectively, representing 14.3% and 14.0% of the Company’s total consolidated revenues, respectively. For the three and nine months ended September 30, 2008, the combined revenues from all segments from our largest customer, Harrah’s Operating Company, Inc. and its subsidiaries and affiliates was approximately $28.0 million and $83.3 million, respectively representing 15.1% and 16.7% of the Company’s total consolidated revenues, respectively.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The tables below present the results of operations by operating segment for the three and nine months ended September 30, 2009 and 2008 and total assets by operating segment as of September 30, 2009 and December 31, 2008 (amounts in thousands):

	Cash		Check
	Advance	ATM	Services	Other	Corporate	Total
Three Months Ended September 30, 2009

Revenues	$69,741	$81,544	$9,464	$3,570	$—	$164,319
Operating income exclusive of depreciation and amortization (1)	15,253	10,747	5,491	2,973	(16,995)	17,469

Three Months Ended September 30, 2008

Revenues	$89,102	$79,863	$12,962	$3,132	$—	$185,059
Operating income exclusive of depreciation and amortization (1)	19,104	12,275	7,135	2,431	(19,629)	21,316

Nine Months Ended September 30, 2009

Revenues	$225,899	$252,585	$30,791	$9,689	$—	$518,964
Operating income exclusive of depreciation and amortization (1)	50,242	33,256	17,408	7,894	(52,770)	56,030

Nine Months Ended September 30, 2008

Revenues	$244,320	$210,670	$31,479	$8,883	$—	$495,352
Operating income exclusive of depreciation and amortization (1)	56,485	33,111	15,668	6,573	(51,640)	60,197

(1)	-	Depreciation and amortization expense for segment presentation purposes has been included within the Corporate segment, and has not been allocated to individual operating segments.

	September 30,	December 31,
Total Assets	2009	2008

Cash advance	$114,709	$172,882
ATM	89,716	111,781
Check services	41,822	39,412
Other	32,383	22,732
Discontinued Operations	—	1,560
Corporate	209,114	210,783

Total assets	$487,744	$559,150

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.	SUBSEQUENT EVENTS
On November 3, 2009, the Company and the Arizona Department of Gaming (the “Department”) entered into an agreement in principle under which the Department and the Company agreed to settle and compromise all claims described in the Notice. Under such agreement in principle, the Department has concluded that the current officers and directors of the Company are suitable for certification and the Department has agreed to issue a renewal of state certification to the Company subject to the completion and execution of a definitive settlement agreement between the Company and the Department.
Other than as noted above, no events have occurred subsequent to September 30, 2009 that require consideration or disclosure in the condensed consolidated financial statements as of or for the period ended September 30, 2009. Management has completed its review of subsequent events through November 6, 2009, the date these financial statements became available for issuance.
12.	GUARANTOR INFORMATION
In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”). As of September 30, 2009 and December 31, 2008 there was $152.8 million in Notes outstanding. The Notes are guaranteed by all of GCA’s existing and future domestic 100% owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes. These guarantees are full, unconditional, joint and several. GCA’s international subsidiaries and IFT, which is a consolidated joint venture, do not guaranty the Notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for Holdings, referred to as the parent only, GCA, referred to as the issuer, as well as GCA’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of September 30, 2009 and December 31, 2008, and for the three and nine months ended September 30, 2009 and 2008:

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
SEPTEMBER 30, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$63,561	$444	$9,707	$—	$73,712
Restricted cash and cash equivalents	—	369	—	—	—	369
Settlement receivables	—	3,264	—	1,604	(627)	4,241
Other receivables, net	1,269	9,960	87,661	969	(82,238)	17,621
Prepaid and other assets	—	10,186	761	198	—	11,145
Investment in subsidiaries	154,668	94,422	—	—	(249,090)	—
Property, equipment and leasehold improvements, net	—	19,512	531	536	—	20,579
Goodwill, net	—	128,064	45,501	763	—	174,328
Other intangibles, net	—	29,132	71	554	—	29,757
Deferred income taxes, net	—	144,337	11,618	37	—	155,992

TOTAL	$155,937	$502,807	$146,587	$14,368	$(331,955)	$487,744

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$34,431	$4	$2,734	$(627)	$36,542
Accounts payable	—	31,580	205	162	—	31,947
Accrued expenses	1,269	43,953	47,038	4,565	(82,238)	14,587
Borrowings	—	250,000	—	—	—	250,000

Total liabilities	1,269	359,964	47,247	7,461	(82,865)	333,076

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Total stockholders’ equity attributable to GCA, Inc.	154,738	142,913	99,340	6,907	(249,160)	154,738

MINORITY INTEREST	(70)	(70)	—	—	70	(70)

Total stockholders’ equity	154,668	142,843	99,340	6,907	(249,090)	154,668

TOTAL	$155,937	$502,807	$146,587	$14,368	$(331,955)	$487,744

*	Eliminations include intercompany investments and management fees

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$67,576	$—	$2,165	$—	$69,741
ATM	—	81,407	—	137	—	81,544
Check services	—	4,259	5,205	—	—	9,464
Central Credit and other revenues	8,115	6,113	2,226	—	(12,884)	3,570

Total revenues	8,115	159,355	7,431	2,302	(12,884)	164,319

Cost of revenues (exclusive of depreciation and amortization)	—	(120,296)	(2,065)	(1,635)	—	(123,996)
Operating expenses	—	(17,588)	(760)	(395)	148	(18,595)
Amortization	—	(1,817)	(23)	(43)	—	(1,883)
Depreciation	—	(2,204)	(98)	(74)	—	(2,376)

OPERATING INCOME	8,115	17,450	4,485	155	(12,736)	17,469

INTEREST INCOME (EXPENSE), NET
Interest income	—	57	—	6	—	63
Interest expense	—	(4,463)	—	—	—	(4,463)

Total interest income (expense), net	—	(4,406)	—	6	—	(4,400)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	8,115	13,044	4,485	161	(12,736)	13,069

INCOME TAX PROVISION	—	(4,907)	(13)	(46)	—	(4,966)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	8,115	8,137	4,472	115	(12,736)	8,103

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—	—

NET INCOME (LOSS)	8,115	8,137	4,472	115	(12,736)	8,103

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST LOSS	—	12	—	—	—	12

NET INCOME ATTRIBUTABLE TO GCA, INC.	$8,115	$8,149	$4,472	$115	$(12,736)	$8,115

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$82,638	$3,223	$3,241	$—	$89,102
ATM	—	75,791	3,715	357	—	79,863
Check services	—	4,700	8,262	—	—	12,962
Central Credit and other revenues	8,560	307	2,266	—	(8,001)	3,132

Total revenues	8,560	163,436	17,466	3,598	(8,001)	185,059

Cost of revenues (exclusive of depreciation and amortization)	—	(119,022)	(15,156)	(2,516)	—	(136,694)
Operating expenses	—	(19,154)	(2,573)	(849)	346	(22,230)
Amortization	—	(1,453)	(468)	(33)	—	(1,954)
Depreciation	—	(2,494)	(318)	(53)	—	(2,865)

OPERATING INCOME	8,560	21,313	(1,049)	147	(7,655)	21,316

INTEREST INCOME (EXPENSE), NET
Interest income	—	220	22	45	—	287
Interest expense	—	(7,654)	(143)	(17)	—	(7,814)

Total interest income (expense), net	—	(7,434)	(121)	28	—	(7,527)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	8,560	13,879	(1,170)	175	(7,655)	13,789

INCOME TAX PROVISION	—	(5,319)	—	(66)	—	(5,385)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	8,560	8,560	(1,170)	109	(7,655)	8,404

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	156	—	—	156

NET INCOME (LOSS)	8,560	8,560	(1,014)	109	(7,655)	8,560

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST LOSS	—	—	—	—	—	—

NET INCOME ATTRIBUTABLE TO GCA, INC.	$8,560	$8,560	$(1,014)	$109	$(7,655)	$8,560

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$218,476	$—	$7,423	$—	$225,899
ATM	—	252,016	(48)	617	—	252,585
Check services	—	13,005	17,786	—	—	30,791
Central Credit and other revenues	26,381	17,753	6,499	—	(40,944)	9,689

Total revenues	26,381	501,250	24,237	8,040	(40,944)	518,964

Cost of revenues (exclusive of depreciation and amortization)	—	(377,901)	(6,943)	(5,818)	—	(390,662)
Operating expenses	—	(55,207)	(2,322)	(1,683)	490	(58,722)
Amortization	—	(5,488)	(600)	(124)	—	(6,212)
Depreciation	—	(6,758)	(360)	(220)	—	(7,338)

OPERATING INCOME	26,381	55,896	14,012	195	(40,454)	56,030

INTEREST INCOME (EXPENSE), NET
Interest income	—	233	—	29	—	262
Interest expense	—	(13,886)	—	—	—	(13,886)

Total interest income (expense), net	—	(13,653)	—	29	—	(13,624)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	26,381	42,243	14,012	224	(40,454)	42,406

INCOME TAX PROVISION	—	(15,899)	(13)	(202)	—	(16,114)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	26,381	26,344	13,999	22	(40,454)	26,292

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	44	—	—	44

NET INCOME (LOSS)	26,381	26,344	14,043	22	(40,454)	26,336

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST LOSS	—	45	—	—	—	45

NET INCOME ATTRIBUTABLE TO GCA, INC.	$26,381	$26,389	$14,043	$22	$(40,454)	$26,381

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$231,839	$3,223	$9,258	$—	$244,320
ATM	—	206,031	3,715	924	—	210,670
Check services	—	12,225	19,254	—	—	31,479
Central Credit and other revenues	19,002	5,665	7,118	14	(22,916)	8,883

Total revenues	19,002	455,760	33,310	10,196	(22,916)	495,352

Cost of revenues (exclusive of depreciation and amortization)	—	(334,242)	(21,020)	(6,964)	—	(362,226)
Operating expenses	—	(55,470)	(4,272)	(2,544)	605	(61,681)
Amortization	—	(3,936)	(484)	(126)	—	(4,546)
Depreciation	—	(6,140)	(352)	(210)	—	(6,702)

OPERATING INCOME	19,002	55,972	7,182	352	(22,311)	60,197

INTEREST INCOME (EXPENSE), NET
Interest income	—	1,553	30	152	—	1,735
Interest expense	—	(22,840)	(143)	(51)	—	(23,034)

Total interest income (expense), net	—	(21,287)	(113)	101	—	(21,299)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	19,002	34,685	7,069	453	(22,311)	38,898

INCOME TAX PROVISION	—	(15,769)	—	(207)	—	(15,976)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	19,002	18,916	7,069	246	(22,311)	22,922

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	(4,006)	—	—	(4,006)

NET INCOME (LOSS)	19,002	18,916	3,063	246	(22,311)	18,916

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST LOSS	—	86	—	—	—	86

NET INCOME ATTRIBUTABLE TO GCA, INC.	$19,002	$19,002	$3,063	$246	$(22,311)	$19,002

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,311	$26,336	$14,075	$23	$(40,409)	$26,336
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Amortization of financing costs	—	729	—	—	—	729
Amortization of intangibles	—	5,493	679	124	—	6,296
Depreciation	—	6,763	355	220	—	7,338
Loss (gain) on sale of or disposal of assets	—	22	4	—	—	26
Provision for bad debts	—	—	5,952	—	—	5,952
Deferred income taxes	—	12,364	50	(56)	—	12,358
Equity (loss) income in subsidiaries	(26,311)	(14,098)	—	—	40,409	—
Stock-based compensation	—	6,203	—	—	—	6,203
Changes in operating assets and liabilities:
Settlement receivables	—	45,385	87	1,332	—	46,804
Other receivables, net	—	19,939	(13,645)	(368)	(8,180)	(2,254)
Prepaid and other assets	—	(631)	596	122	—	87
Settlement liabilities	—	(35,696)	(322)	(6,065)	—	(42,083)
Accounts payable	—	(2,906)	(1,063)	(42)	—	(4,011)
Accrued expenses	—	23,128	(33,312)	(330)	5,559	(4,955)

Net cash (used in) provided by operating activities	—	93,031	(26,544)	(5,040)	(2,621)	58,826

*	Eliminations include intercompany investments and management fees
(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment, leasehold improvements and other intangibles	$(15,682)	$10,786	$(401)	$—	$—	$(5,297)
Other	—	20	(38)	—	—	(18)
Investments in subsidiaries	(3,772)	1,473	—	—	2,299	—

Net cash provided by (used in) investing activities	(19,454)	12,279	(439)	—	2,299	(5,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(15,750)	—	—	—	(15,750)
Purchase of treasury stock	(118)	(41,910)	—	—	—	(42,028)
Proceeds from exercise of stock options	2,621	—	—	—	—	2,621
Capital contributions	1,269	(118)	(1,472)	—	321	—

Net cash (used in) provided by financing activities	3,772	(57,778)	(1,472)	—	321	(55,157)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(2,465)	—	675	—	(1,790)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	18,599	(17,268)	(4,767)	—	(3,436)
CASH AND CASH EQUIVALENTS—Beginning of period	—	45,122	17,555	14,471	—	77,148

CASH AND CASH EQUIVALENTS—End of period	$—	$63,721	$287	$9,704	$—	$73,712

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,867	$18,867	$3,063	$246	$(22,176)	$18,867
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Amortization of financing costs	—	729	—	—	—	729
Amortization of intangibles	—	3,793	627	126	—	4,546
Depreciation	—	6,137	355	210	—	6,702
Loss (gain) on sale of or disposal of assets	—	—	—	—	—	—
Provision for bad debts	—	—	14,198	—	—	14,198
Deferred income taxes	—	13,483	—	—	—	13,483
Equity income in subsidiaries	(18,867)	(1,055)	—	—	19,922	—
Stock-based compensation	—	6,690	—	—	—	6,690
Changes in operating assets and liabilities:
Settlement receivables	—	26,026	3,700	(524)	—	29,202
Other receivables, net	928	18,703	16,516	(489)	(44,892)	(9,234)
Prepaid and other assets	—	(1,732)	796	10	—	(926)
Settlement liabilities	—	(50,081)	(9,371)	(1,150)	—	(60,602)
Accounts payable	—	8,305	504	(149)	—	8,660
Accrued expenses	(928)	(52,600)	(473)	1,851	44,892	(7,258)

Net cash (used in) provided by operating activities	—	(2,735)	29,915	131	(2,254)	25,057

*	Eliminations include intercompany investments and management fees
(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Certegy Gaming Services, Inc., net of cash	$—	$(24,819)	$—	$—	$—	$(24,819)
Acquisition of Cash Systems, Inc., net of cash	—	(29,916)	—	—	—	(29,916)
Purchase of property, equipment and leasehold improvements	—	(6,573)	(749)	(83)	—	(7,405)
Purchase of other intangibles	—	(226)	216	(121)	—	(131)
Changes in restricted cash and cash equivalents	—	(6)	1,000	—	—	994
Investments in subsidiaries	9,462	10,316	—	—	(19,778)	—

Net cash used in investing activities	9,462	(51,224)	467	(204)	(19,778)	(61,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	121,000	—	—	—	121,000
Repayments under credit facility	—	(88,480)	—	—	—	(88,480)
Purchase of treasury stock	(9,462)	—	—	—	—	(9,462)
Capital contributions	—	(9,462)	(10,316)	—	19,778	—

Net cash provided by (used in) financing activities	(9,462)	23,058	(10,316)	—	19,778	23,058

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	1,698	—	(206)	—	1,492

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	(29,203)	20,066	(279)	(2,254)	(11,670)

CASH AND CASH EQUIVALENTS—Beginning of period	—	54,411	5,411	11,241	—	71,063

CASH AND CASH EQUIVALENTS—End of period	$—	$25,208	$25,477	$10,962	$(2,254)	$59,393

*	Eliminations include intercompany investments and management fees

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business which includes our business goals, key events occurring in the nine months ended September 30, 2009 and certain trends, risks and challenges. We then discuss our results of operations for the three and nine months ended September 2009 as compared to the same periods for 2008, respectively. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity needs and off-balance sheet arrangements. We conclude with a discussion of critical accounting policies and their impact on our unaudited condensed consolidated financial statements.
You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2008 Annual Report on Form 10-K (our “2008 10-K”). When reviewing our MD&A, you should also refer to the description of our Critical Accounting Policies and Estimates in our 2008 10-K because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will”. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could adversely or positively affect our future results include: the future financial performance of the gaming industry, the behavior of financial markets, including fluctuations in interest rates; the impact of regulation and regulatory changes, investigative and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of our 2008 10-K and in Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, and June 30, 2009.
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
In April 2008, we completed the acquisition of Certegy Gaming Services, Inc. (“CGS”), an enterprise providing cash access products and services to the gaming industry similar to Global Cash Access, Inc. (“GCA”). The results of operations of CGS have been reflected in the applicable business segment financial information following this acquisition. In August 2008, we completed the acquisition of Cash Systems, Inc. (“CSI”). CSI is a wholly owned subsidiary of GCA. The results of operations have been reflected in the applicable business segment financial information following this acquisition.
Key Events During the Three Months Ended September 30, 2009
•	We signed an agreement with Total System Services, Inc. (TSYS) such that TSYS agreed to provide certain processing services for GCA for a term of four years beginning in July 2009,
•	We completed the migration of our processing activities from USA Payment Systems and USA Payments (together, “USAP”) to TSYS,

•	We settled the various claims and counter claims between GCA and USAP such settlement resulting in a payment from USAP to GCA of $1.75 million,
•
We continue to make progress towards the resolution of the Arizona matter and have established a reserve reflective of our estimated financial obligations that will result due to the anticipated settlement. Additionally, we settled the EFTA class action lawsuit during the quarter. The aggregate amounts reserved in connection with the anticipated settlement of the Arizona matter and the settlement of the EFTA class action approximate the proceeds received from the settlement of the USAP matter,

•	We signed a definitive agreement to acquire Western Money Systems, a provider of redemption kiosks to the gaming industry.
Trends
Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We would identify the more material positive and negative trends affecting our business as the following:
•	The gaming sector in the United States continues to experience declines in gaming revenue as compared to the equivalent prior period,
•
Patrons to gaming properties continue to migrate from credit card based transactions to debit transactions as a result of diminished credit access, consumer deleveraging or other consumer initiatives intended to manage spending patterns,

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

Results of Operations
Three and nine months ended September 30, 2009 compared to three and nine months ended September 30, 2008
The following table presents our unaudited condensed consolidated results of operations for the three months and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	%	2009	2008	%
REVENUES:
Cash advance	$69,741	$89,102	(22)%	$225,899	$244,320	(8)%
ATM	81,544	79,863	2%	252,585	210,670	20%
Check services	9,464	12,962	(27)%	30,791	31,479	(2)%
Central Credit and other revenues	3,570	3,132	14%	9,689	8,883	9%

Total revenues	164,319	185,059	(11)%	518,964	495,352	5%

Cost of revenues (exclusive of depreciation and amortization)	(123,996)	(136,694)	(9)%	(390,662)	(362,226)	8%
Operating expenses	(18,595)	(22,229)	(16)%	(58,722)	(61,681)	(5)%
Amortization	(1,883)	(1,955)	(4)%	(6,212)	(4,546)	37%
Depreciation	(2,376)	(2,865)	(17)%	(7,338)	(6,702)	9%

OPERATING INCOME	17,469	21,316	(18)%	56,030	60,197	(7)%

INTEREST INCOME (EXPENSE), NET
Interest income	63	287	(78)%	262	1,735	(85)%
Interest expense	(4,463)	(7,814)	(43)%	(13,886)	(23,034)	(40)%

Total interest income (expense), net	(4,400)	(7,527)	(42)%	(13,624)	(21,299)	(36)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	13,069	13,789	(5)%	42,406	38,898	9%

INCOME TAX PROVISION	(4,966)	(5,385)	(8)%	(16,114)	(15,976)	1%

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	8,103	8,404	(4)%	26,292	22,922	15%

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	156	(100)%	44	(4,006)	(101)%

NET INCOME	8,103	8,560	(5)%	26,336	18,916	39%

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST	12	—	—	45	86	(48)%

NET INCOME ATTRIBUTABLE TO GCA, INC.	$8,115	$8,560	(5)%	$26,381	$19,002	39%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$1.4	$1.8	(22)%	$4.5	$4.9	(8)%
ATM	$3.6	$3.9	(8)%	$11.2	$10.4	8%
Check warranty	$0.4	$0.5	(20)%	$1.3	$1.3	—

Number of transactions completed (in millions):
Cash advance	2.8	3.3	(15)%	9.1	9.1	—
ATM	20.7	21.3	(3)%	64.7	56.8	14%
Check warranty	1.5	1.9	(21)%	5.0	4.8	4%

Revenues
Total revenues for the three months ended September 30, 2009 were $164.3 million, a decrease of $20.8 million or 11% compared to the equivalent period in the prior year. Total revenue for the nine months ended September 30, 2009 were $519.0 million, an increase of $24 million, or 5%, compared to the equivalent period in the prior year. The primary driver of decreased revenue in the three month period ended September 30, 2009 compared to the same period in the prior year was a same store revenue decline of approximately 13%. This decline was somewhat offset by the inclusion of the operating results of CSI for the month of July in 2009 as the acquisition of CSI closed at the beginning of August 2008. We also experienced a net loss of customers during the quarter resulting in a modest decline in revenue on a year over year basis. Revenue increased on a year over year basis during the nine months in the period ended September 30, 2009 primarily due to the acquisitions of CGS and CSI which were acquired in April and August of 2008, respectively. The revenue contributed by these acquisitions has been partially offset by a same-store decline of approximately 12% during nine months ended September 30, 2009 as compared to the same period of 2008.
Throughout 2008 and 2009 we have experienced a shift in patron preference from credit card cash advance transactions to ATM transactions. This shift had a negative impact on our financial results as revenue generated from a credit card cash advance transaction generally is more profitable than revenue generated from an ATM transaction. This shift has contributed to the decline in total revenue discussed above.
Revenue generated from a property in which we serve is included in same-store revenues if it contributed cash advance revenue or ATM revenue during both the current year and prior year reference periods. Same store revenue does not include check services or other revenue.
We believe that revenue will continue to decline on a year over year basis during the fourth quarter of 2009 as gaming revenue continues to weaken across the United States and as patrons to casinos continue to move from credit card cash advance to ATM transactions.
The change in revenue is further discussed on a product basis below:
Cash advance revenues for the three months ended September 30, 2009 decreased by 22% due to a decline in the number of transactions compounded by a decrease in the cash advance revenue per transaction as compared to the same period of 2008. This decline was somewhat offset by the inclusion of the operating results of CSI for the month of August in 2009 as the acquisition of CSI closed at the beginning of August 2008. Cash advance revenues for the nine months ended September 30, 2009 decreased by 8% due to a decrease in the cash advance revenue per transaction as compared to the same period of 2008. This decrease in cash advance revenues for the nine months ended September 30, 2009 resulted from both a decrease in transactions and a decrease in the average amount dispensed per transaction. The decrease in revenue was offset by the inclusion of cash advance revenue resulting from the acquisitions of CGS and CSI.
Automated teller machines (“ATM”) revenues for the three months ended September 30, 2009 increased by 2%. The increase in ATM revenue is primarily the result of the inclusion of CSI results for the month of August 2009 such results having been omitted in the prior year and an increase in the average surcharge per transaction and the shift away from credit card cash advance transactions to ATM transactions. ATM revenues for the nine months ended September 30, 2009 increased by 20% as a result of the increased number of ATM transactions compounded by the slight increase in the ATM revenue per transaction as compared to the same period of 2008. The added transactions resulted from the CGS acquisition, which was included in the results of all three quarters of 2009 but only in the results of the second and third quarters of 2008, and from the CSI acquisition, which was included in the results of all three quarters of 2009 but only in the results of the third quarter of 2008.

Check services revenues for the three months ended September 30, 2009 decreased by 27% as a result of the decrease in the number of check services transactions compounded by a decrease in the check services revenue per transaction as compared to the same period of 2008. Check services revenues for the nine months ended September 30, 2009 decreased as the increase in the number of check warranty transactions was offset by a decrease in check warranty revenue per transactions as compared to the same period of 2008. Check services revenue is also generally adversely impacted by a long-term trend whereby consumers are moving from physical checks to electronic forms of transactions.
Costs and Expenses
Cost of revenues (exclusive of depreciation and amortization) decreased by 9% and increased by 8% during the three and nine months ended September 30, 2009, respectively as compared to the same period of 2008. The decreases during the three months ended September 30, 2009 were the result of decreased revenues as compared to the same period of 2008. The increases during the nine months ended September 30, 2009 were largely the result of increased commission-related expenses, which are the largest single cost element of cost of revenues, as compared to the same period of 2008. The increase in commission expense during the nine months ended September 30, 2009 as compared to the same period of 2008 is due primarily to:
•	the additional commission expenses resulting from the CGS and CSI acquisitions that were included in 2009 but were not included for all of 2008, and
•
the migration of transactions from credit card cash advance transactions to ATM transactions, (ATM transactions have a higher proportion of commission expense to revenue than do credit card cash advance transactions)

Operating expenses, exclusive of depreciation and amortization decreased by 16% and 5% during the three and nine months ended September 30, 2009, respectively, as compared to the same period of 2008. The decrease in operating expenses during the three and nine months ended September 30, 2009 as compared to 2008 was primarily the result the elimination of expenses that were assumed upon the acquisition CGS and CSI.
We continue to incur high external legal expenses driven by various litigation matters that are ongoing or concluded during the three months ended September 30, 2009. External legal expenses approximated $1.4 and $3.7  million for the three and nine months ended September 30, 2009, respectively.
During the three months ended September 30, 2009, we settled ongoing litigation between GCA and USAP. In connection with this settlement, we received $1.75 million from USAP which was recognized as a reduction in operating expenses during the quarter. Additionally, we recognized as expense approximately the same amount related to the amounts that we expect to pay in connection with our agreement in principle with the Arizona Department of Gaming and the settlement of the EFTA class action suit. These amounts were recognized in operating expense.
Our current expectation is that we will not meet the financial objectives that are required to be met in order to pay management bonuses at target. Accordingly, we have reduced our estimate of the amounts payable under our incentive plan. This adjustment resulted in lower incentive compensation expense in the quarter compared to earlier quarters in the year and compared to the equivalent prior year quarter.

Depreciation and amortization decreased by 12% and increased by 20% for the three and nine months ended September 30, 2009, respectively, as compared to the same period in 2008 due to certain assets reaching their depreciable lives and a lower level of capital expenditure compared to the prior year. The increase for the nine-month period is due to the acquisitions of CGS and CSI.
Primarily as a result of the factors described above, operating income decreased by 18% and 7% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.
Interest income (expense), net decreased by 42% and 36% for the three and nine months ended September 30, 2009, respectively, as compared to the same period in 2008 as a result of a decrease in interest expense due to significantly lower interest rates compared to the prior period moderated by higher average outstanding borrowings and a higher average draw on the Bank of America Amended ATM Treasury Services Agreement (“Bank of America ATM Agreement”). The average balances drawn on this agreement were $356.8 million and $369.7 million for the three and nine months ended September 30, 2009 as compared to $352.5 million and $310.7 million for the same period in 2008. Interest income was also lower resulting primarily from lower invested cash balances and lower interest rates earned on invested cash balances during the quarter and year to date periods.
The provision for income tax reflected an effective income tax rate of approximately 38.0% for both the three and nine months ended September 30, 2009 as compared to an effective tax rates for same periods in 2008 of 39% and 41%. This decrease is due primarily to a decrease in the expense related to the expiration of non-qualified stock options and related impact on income tax expense.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Information about our financial position as of September 30, 2009 and December 31, 2008 is presented below:

	September 30,	December 31,	%
(in thousands)	2009	2008	Change

Cash and cash equivalents	$73,712	$77,148	-4%
Borrowings	250,000	265,750	-6%
Stockholders’ equity	154,668	160,878	-4%
Cash Resources
Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at September 30, 2009 included cash in non-U.S. jurisdictions of approximately $12.0 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside but are subject to taxation in the U.S. upon repatriation.
We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions, and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in settlement receivables. As of September 30, 2009, approximately $4.2 million was due to us, and we received these funds in early October 2009. This receivable declined significantly compared to prior periods as the funding cycle of our new processor is significantly shorter than that of our previous processor resulting in lower receivable balances. As of September 30, 2009, we had approximately $36.5 million in settlement liabilities due to our customers for these settlement services which were paid in early October 2009.
Due to the timing differences between receipt of settlement receivables and payments to customers for settlement liabilities our actual net cash position available for other corporate purposes is determined as the sum of the cash on hand and our settlement receivables minus our settlement liabilities.

Sources and Uses of Cash
The following table sets forth a summary of our cash flow activity for the nine month period ended September 30, 2009 and 2008 and should be read in conjunction with our unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,	September 30,
	2009	2008

Net cash provided by operating activities	$58,826	$25,057
Net cash used in investing activities	(5,315)	(61,277)
Net cash (used in) provided by financing activities	(55,157)	23,058
Net effect of exchange rate changes on cash and cash equivalents	(1,790)	1,492

Net (decrease) in cash and cash equivalents	(3,436)	(11,670)

Cash and cash equivalents, beginning of period	77,148	71,063

Cash and cash equivalents, end of period	$73,712	$59,393

Our principal source of liquidity is cash flows from operating activities, which were $58.8 million and $25.1 million for the nine months ended September 30, 2009 and 2008, respectively. Changes in operating assets and liabilities accounted for a net decrease of $6.4 million in cash flow from operating activities. Offsetting this is $26.3 million of net income, and approximately $38.9 million of non-cash expenses.
Net cash used in investing activities totaled $5.3 million and $61.3 million for the nine months ended September 30, 2009 and 2008, respectively. Included in net cash used in investing activities for the nine months ended September 30, 2008 is $55.1 million for acquisitions. We did not complete any significant acquisitions in 2009. We did invest $5.3 million and $7.5 million, respectively, for capital investments during the three and nine month period ended September 30, 2009.
Net cash used in financing activities was $55.2 million for the nine months ended September 30, 2009 compared to $23.1 million provided for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, we made payments totaling $15.7 million against our credit facility and had no borrowings as compared to payments totaling $88.5 million and borrowings of 121.0 million against our credit facility for the same period of 2008. In addition, we repurchased $42.0 million of shares of treasury stock during the nine months ended September 30, 2009 as compared to $9.5 million during the nine months ended September 30, 2008.
Deferred Tax Asset
As of September 30, 2009, we had a net deferred income tax asset of $156.0 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of Acquired Goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill, subject to certain limitations, carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.0%, this results in tax payments being approximately $18.8 million less than the provision for income taxes shown on the income statement for financial accounting purposes. This is an expected aggregate of $180.6 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. These deferred tax assets may be subject to certain limitations.

Other Liquidity Needs and Resources
Bank of America Amended Treasury Services Agreement. We obtain currency to meet the normal operating requirements of our domestic ATMs and automated cashier machines (“ACM”) pursuant to the Bank of America Funding ATM Agreement. Under this agreement, all currency supplied by Bank of America, N.A. remains the sole property of Bank of America at all times until it is dispensed, at which time Bank of America obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. As of September 30, 2009, the total currency obtained from Bank of America pursuant to this agreement was $347.3 million. Because Bank of America obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America for cash usage pursuant to the Bank of America Funding ATM Agreement are reflected as interest expense in our financial statements.
On March 13, 2008, the Company amended the Bank of America Funding ATM Agreement to increase the limit on the aggregate allowed currency that Bank of America would provide to the Company from $360 million to $410 million. All other terms and conditions of the Bank of America Funding ATM Agreement remain in full force and effect.
Pursuant to the terms of our agreement with Integrated Gaming Technologies, we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of September 30, 2009, we had invested a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.
Senior Secured Credit Facility—As of September 30, 2009, we had $4.1 million in standby letters of credit issued and outstanding as collateral on surety bonds for certain licenses held related to our Nevada check cashing licenses.
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
There were not any material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K (No. 001-32622) filed March 10, 2009.

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
Bank of America supplies us with currency needed for normal operating requirements of our domestic ATMs and ACMs pursuant to the Amendment of the Bank of America ATM Funding Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs and ACMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. As of September 30, 2009, the rate in effect, inclusive of the 25 basis points margin, was 0.50% and the currency supplied by Bank of America pursuant to this agreement was $347.3 million. Based upon the average outstanding amount of currency to be supplied by Bank of America pursuant to this agreement during the first nine months of 2009, which was $369.7 million, each 1% increase in the applicable LIBOR would have a $3.7 million impact on income before taxes and minority ownership loss over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. As of September 30, 2009, the weighted average interest rate, inclusive of the applicable margin of 0.875 basis points, was 1.121%. Based upon the outstanding balance on the senior secured credit facility of $97.25 million on September 30, 2009, each 1% increase in the applicable LIBOR would add an additional $0.973 million of interest expense over a 12-month period.

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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On July 8, 2009, a class action was commenced by a patron of one of our gaming establishment customers in the United States District Court, Western District of Pennsylvania, against the Company. The complaint alleges violations of the Electronics Fund Transfer Act as the result of the alleged failure of the Company to provide notice in the statutorily required manner of transaction fees charged at certain of its ATM machines. The plaintiffs sought, among other things, actual or statutory damages. On September 24, 2009, the plaintiff and the Company entered into a settlement communication pursuant to which the parties agreed to establish a nationwide class of plaintiffs and, the Company agreed to establish a common fund, from which all costs, expenses and legal fees of the participating class members would be paid and the balance would be subsequently disbursed to the participating class members, following which the class action shall be dismissed with prejudice. The class action will be dismissed without admission of liability being made by the Company. The Company maintains insurance that may provide for reimbursement of some of the expenses associated with this action.
On June 4, 2009, the Company received a Notice of Intent to Deny State Certification (the “Notice”) from the Arizona Department of Gaming (the “Department׎). The Notice summarizes the basis for the Department’s intention and alleges that the Company, its founding stockholders and certain of the Company’s management undertook actions that demonstrate that the Company is not suitable under the Department’s standards to act as a provider of gaming services to Native American tribes conducting gaming in Arizona. On November 3, 2009, the Company and the Department entered into an agreement in principle under which the Department and the Company agreed to settle and compromise all claims described in the Notice. Under such agreement in principle, the Department has concluded that the current officers and directors of the Company are suitable for certification and the Department has agreed to issue a renewal of state certification to the Company subject to the completion and execution of a definitive settlement agreement between the Company and the Department. The Company’s cash advance and ATM revenue generated in the State of Arizona represents approximately 4.2 percent of the Company's total revenue for the nine month period ended September 30, 2009.
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

ITEM 1A. RISK FACTORS
In addition to the updated risk factors set forth below, please see the risk factors included in our Form 10-K Annual Report for the year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 10, 2009.
Our indebtedness could materially adversely affect our operations and financial results and prevent us from obtaining additional financing, if necessary.
As of September 30, 2009, we had total indebtedness of $250 million in principal amount (of which $152.8 million consisted of senior subordinated notes and $97.3 million consisted of senior secured debt). Our substantial indebtedness could have important consequences. For example, it:
•	makes it more difficult for us to satisfy our obligations with respect to either our senior secured debt or our senior subordinated notes, which if we fail to do, could result in the acceleration of all of our debt;
•	increases our vulnerability to general adverse economic and industry conditions;
•	may require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;
•	limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restricts our ability to pay dividends or repurchase our common stock;
•	places us at a competitive disadvantage compared to our competitors that have less debt;
•	restricts our ability to acquire businesses or technologies that would benefit our business;
•	restricts our ability to engage in transactions with affiliates or create liens or guarantees; and
•	limits, along with the financial and other restrictive covenants in our other indebtedness, among other things, our ability to borrow additional funds.
In addition, our senior secured credit facilities and the indenture for the senior subordinated notes contain restrictive and financial covenants that may limit our ability to engage in activities that we may believe to be in our long-term best interests. Specifically, our senior secured credit facilities and the indenture for the senior subordinated notes contain affirmative and negative covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, acquisitions and dispositions, and the payment of dividends and other restricted payments. In addition, our senior secured credit facilities and the indenture for the senior subordinated notes contain certain financial covenants. Our senior secured credit facilities include financial covenants requiring us to have a maximum total leverage ratio of less than 3.0 to 1.0 (as calculated under our senior secured credit facilities) at any time on or after March 31, 2009 and to have a fixed charge coverage ratio of not less than 1.75 to 1.0 for any period of four consecutive quarters beginning with the quarter ended March 31, 2008 (as calculated under our senior secured credit facilities). The indenture for the senior subordinated notes has a financial covenant requiring us to have a fixed charge coverage ratio of at least 2.0 to 1.0 as calculated under the indenture. Our failure to comply with these covenants could result in an event of default, which if not cured or waived, could result in the acceleration of all of our debt under our senior credit facilities and the senior subordinated notes.
Our senior secured debt currently bears interest at a rate that is based on LIBOR, and is adjusted periodically to reflect changes in LIBOR. We are therefore exposed to the risk of increased interest expense in the event of any increase in LIBOR.
The provision of our cash advance and ATM services are dependent upon our continued sponsorship into the Visa and MasterCard card associations, and the suspension or termination of our sponsorship would result in a material adverse effect on our business.
We process virtually all of our cash advance and ATM service transactions through the Visa and MasterCard card associations both domestically and internationally, and virtually all of the revenue that we derive from our cash advance and ATM services is dependent upon our continued sponsorship into the Visa and MasterCard associations. We cannot provide these services without sponsorship into the Visa and MasterCard associations by a member financial institution.
In the United States, BAMS is our sponsor into the Visa U.S.A. and MasterCard associations. BAMS has agreed to sponsor us into the card associations at no cost to us through September 2010, subject to First Data’s continued indemnification of BAMS for any losses it may suffer as a result of such sponsorship. First Data has the right to terminate its indemnification obligations prior to September 2010 in the event that we breach indemnification obligations that we owe to First Data, in the event that we incur chargebacks in excess of specified levels, in the event that we are fined in excess of specified amounts for violating card associations’ operating rules, or in the event that we amend the sponsorship agreement without First Data’s consent.
If BAMS terminates or suspends our sponsorship agreement because First Data has terminated its indemnification obligations as described above, or because we are otherwise in breach of the sponsorship agreement, we would need to obtain sponsorship into the card associations through another member of the card associations that is capable of supporting our transaction volume. In addition, BAMS may elect not to renew our sponsorship agreement or renew it on less favorable terms to us. Although we maintain business relationships with a large number of national and international financial institutions that could potentially act as a replacement sponsor in the United States at a cost that would not be material to us, we may not be able to obtain an alternate sponsorship arrangement on terms as favorable to us as our BAMS sponsorship agreement, or at all. Our failure to maintain our current sponsorship or secure alternate sponsorship arrangements into the Visa and MasterCard Card associations in the United States would have a material adverse affect on our business.
Similarly, we cannot provide cash access services involving VISA cards and MasterCard cards outside of the United States without a processing agreement with or sponsorship into the Visa International and MasterCard card associations by a bank in each foreign jurisdiction in which we conduct cash access transactions. We are currently a party to processing agreements or sponsored into these card associations by foreign banks in each of the foreign jurisdictions in which we conduct cash access transactions. In the event that any foreign bank that currently is a party to such processing agreement or sponsors us into these card associations terminates such processing agreement or its sponsorship of us, we would need to obtain a processing agreement or sponsorship into the card associations through another foreign bank that is capable of supporting our transaction volume in the relevant jurisdiction. We may not be able to obtain alternate sponsorship or processing arrangements in any region on terms as favorable to us as the terms of our current sponsorship by or processing arrangements with foreign banks, or at all.
Our products and services are complex, depend on a myriad of complex networks and technologies and may be subject to software or hardware errors or failures and security breaches that could lead to an increase in our costs, reduce our revenues or damage our reputation.
Our products and services, and the networks and third-party services upon which our products and services are based, are complex and may contain undetected errors, may suffer unexpected failures and security breaches. We are exposed to the risk of failure or security breaches of the computer systems that are owned, operated and managed by TSYS, which we do not control. TSYS owns the data centers through which most of our transactions are processed, and we rely on TSYS to maintain the security and integrity of our transaction data, including confidential consumer data. In addition, we are exposed to the risk of failure and security breaches of our proprietary computer systems, many of which are deployed, operated, monitored and supported by Infonox, an affiliate of TSYS. We rely on Infonox to detect and respond to errors and failures in our proprietary computer systems. We also rely on several other third party vendors for software development and system support of the self-service slot ticket and player point redemption kiosks that incorporate our cash access services. We also are exposed to the risk of failure of card association and electronic funds transfer networks that are used to process and settle our transactions. These networks, which are owned and operated by others, are subject to planned and unplanned outages and may suffer degradations in performance during peak processing times. Finally, we are subject to the risk of disruption to, or failure of, the telecommunications infrastructure upon which the interfaces among these systems are based. All of these systems and networks, upon which we rely to provide our services, are potentially vulnerable to computer viruses, physical or electronic security breaches, natural disasters and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete patron transactions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

					Total Number of Shares		Maximum Approximate Dollar
					Purchased as Part of		Value of Shares that May Yet Be
	Total Number of Shares		Average Price per Share		Publicly Announced Plans or		Purchased Under the Plans or
	Purchased or Withheld		Purchased or Withheld		Programs		Programs
7/1/09 - 7/31/09	—	(1)	—	(3)	—	(1)	$24,937,953	(5)
	2,284	(2)	$7.69	(4)	2,284	(2)
8/1/09 - 8/31/09	—	(1)	—	(3)	—	(1)	$24,917,925	(5)
	2,289	(2)	8.75	(4)	2,289	(2)
9/1/09 - 9/30/09	807,484	(1)	7.27	(3)	807,484	(1)	$19,031,254	(5)
	2,243	(2)	7.25	(4)	2,243	(2)

Subtotals	807,484	(1)	7.27	(3)	807,484	(1)
	6,816	(2)	7.84	(4)	6,816	(2)

Total	814,300		$7.27		814,300

(1)
Represents shares of common stock that we repurchased in open market transactions pusuant to Rule 10b-18 share buyback program that we publicly announced on April 30, 2009. Our board of directors authorized the repurchase of up to $25 million worth of common stock. The share buyback program did not obligate us to repurchase any specific number of shares and could have been suspended or terminated at any time.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 6, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 6, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 6, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 6, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 6, 2009 (Date)	GLOBAL CASH ACCESS HOLDINGS, INC. (Registrant)

	By:	/s/ George Gresham
George Gresham Chief Financial Officer (For the Registrant and as Principal Financial Officer and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 6, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 6, 2009 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 6, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 6, 2009 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.