Form 10-K
period 2009-12-31
Global Cash Access Holdings, Inc.
filed 2010-03-15
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-32622
GLOBAL CASH ACCESS HOLDINGS, INC.
(Exact name of Registrant as specified in our charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0723270 (I.R.S. Employer Identification Number)
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $570 million.
There were 69,230,696 shares of the registrant’s common stock issued and outstanding as of the close of business on March 10, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders to be held on April 29, 2010 are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

GLOBAL CASH ACCESS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2009

PART I
CAUTIONARY NOTICE REGARDING
FORWARD-LOOKING STATEMENTS
Global Cash Access Holdings, Inc. is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. (“GCA”). Unless otherwise indicated, the terms “the Company,” “we,” “us” and “our” refer to Global Cash Access Holdings, Inc. together with its consolidated subsidiaries and the term “Holdings” refers to Global Cash Access Holdings, Inc. individually.
We believe that it is important to communicate our plans and expectations about the future to our stockholders and to the public. Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; the amount of future results of operations, such as revenue, certain expenses, operating margins, income tax rates, shares outstanding, capital expenditures, operating metrics, and earnings per share; our success and our timing in developing and introducing new products or services and expanding our business; and the successful integration of future acquisitions. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plan,” “forecast,” “guidance” and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
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
These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected or assumed, including but not limited to the following: the timing and the extent of a recovery in the gaming industry, if any; gaming establishment and patron preferences; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory approval difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcome; interest rate fluctuation; inaccuracies in underlying operating assumptions; unanticipated expenses or capital needs; technological obsolescence; and employee turnover. In addition, the forward-looking statements regarding our future results of operations are based on our assumptions that revenue will be relatively flat to slightly down in 2010 and that our effective income tax rate will be approximately 38% in 2010. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized. Additional factors that could cause actual results to differ materially are included under the heading “Risk Factors.” These factors include, but are not limited to, those set forth in Item 1A—Risk Factors of this report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the United States Securities and Exchange Commission (“SEC”). These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.
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
Overview
We are a global provider of innovative cash access and data intelligence services and solutions to the gaming industry. Our services and solutions provide gaming establishment patrons access to cash through a variety of methods, including Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point-of-sale (“POS”) debit card transactions, check verification and warranty services and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments.
In 2009, we processed over 101.4 million transactions, which resulted in approximately $21.7 billion in cash being disbursed to gaming patrons. For the year ended December 31, 2009, we generated revenues and operating income from continuing operations before income taxes of $667.7 million and $54.1 million, respectively. A summary of our financial information is contained in Note 13 Quarterly Results of Operations to our consolidated financial statements.
We began our operations in July 1998 as a joint venture limited liability company among M&C International, entities affiliated with Bank of America, N.A. (“Bank of America”) and First Data Corporation (“First Data”). In September 2000, Bank of America sold its entire ownership interest in us to M&C International and First Data. In March 2004, all of our outstanding ownership interests were contributed to a holding company and all of First Data’s ownership interest in us was redeemed. Simultaneously, Bank of America reacquired an ownership interest in us (the “Recapitalization”). In May 2004, M&C International sold a portion of its ownership interest to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a corporation (the “Private Equity Restructuring”). In September 2005, we completed an initial public offering of our common stock. In 2007, M&C International distributed its holdings of our common stock to its two principals, Karim Maskatiya and Robert Cucinotta. As of December 31, 2009, we believe both Messrs. Maskatiya and Cucinotta had disposed of all of their holdings of our common stock.
Our principal executive offices are located at 3525 East Post Road, Suite 120, Las Vegas, Nevada 89120. Our telephone number is (800) 833-7110. Our Internet web site address is http://www.gcainc.com. The information on our web site is not part of this Annual Report on Form 10-K or our other filings with the SEC.
Our Business
Our cash access products and services enable three primary types of electronic payment transactions: ATM cash withdrawals, credit card cash access transactions and POS debit card transactions. As of December 31, 2009, patrons could complete any of these three transactions at many of the Casino Cash Plus 3-in-1 ATMs and full service kiosks we operate. In addition, patrons can complete credit card cash access transactions and POS debit card transactions at any of our QuikCash kiosks, all of which we own. We also provide check verification and warranty services to gaming establishments that cash patron checks and provide various marketing services and casino patron data services to many of our gaming establishment customers. We also provide satellite cage and booth staffing services to some of our gaming establishment customers, at which GCA employees provide and complete cash access transactions; at all other gaming establishments, our cash access transactions are completed at the casino cage by the gaming establishment’s employees or representatives. In general, our contracts with gaming establishments are exclusive and range in duration from one to three years. A summary of financial information for each operating segment is found in Note 11 to our Consolidated Financial Statements.
ATM Cash Withdrawals
ATM cash withdrawal transactions represent the largest category of electronic payment transactions that we process, as measured by dollar and transaction volume. In an ATM cash withdrawal, a patron directly accesses funds from a device enabled with our ATM service by either using an ATM card to withdraw funds from his or her bank account or using a credit card to access his or her line of credit; in either event the patron must use the Personal Identification Number (“PIN”) associated with such card. Our processor then routes the transaction request through an electronic funds transfer (“EFT”) network to the patron’s bank or issuer. Depending upon a number of factors, including the patron’s account balance or credit limit and daily withdrawal limit (which is usually $300 to $500 during a 24-hour period and is determined by the patron’s bank or issuer), the bank or issuer will either decline or authorize the transaction. If the transaction is authorized, then the ATM-enabled device dispenses the cash to the patron. For a transaction using an ATM card, the patron’s bank account is debited by the amount of cash disbursed plus a service fee that we assess the patron for the use of ATM service. For a transaction using a credit card, the patron’s credit account is charged by the amount of the cash disbursed plus a service fee that we assess the patron for the use of the ATM service. The service fee is currently a fixed dollar amount and not a percentage of the transaction size. In most circumstances we pay a percentage of the service fee that we receive from the patron as a commission to our gaming establishment customer for the right to operate on its premises. We also receive a fee, which we refer to as reverse interchange, from the patron’s bank for accommodating the bank’s customer.

Credit Card Cash Access and POS Debit Card Transactions
Patrons can also perform credit card cash access transactions and POS debit card transactions using many of our enabled devices. A patron’s credit card cash access limit is usually a sub-limit of the total credit line and is set by the card-issuing bank. These limits vary significantly and can be larger or smaller than the POS debit limit. A credit card cash access transaction obligates the patron to repay the issuing bank over time on terms that are preset by the cardholder agreement. A patron’s POS debit card allows him or her to make cash withdrawals at the point of sale in an amount equal to the lesser of the amount of funds in his or her account or a daily limit that is generally five to ten times as large as the patron’s daily ATM limit. A POS debit card transaction immediately reduces the balance in the patron’s account.
When a patron requests a credit card cash access or POS debit card transaction, our processor routes the transaction request through one of the card associations (e.g., VISA USA (together with VISA International (“VISA”) or MasterCard International (“MasterCard”)) or EFT networks (e.g., Star, Interlink or Maestro) to the issuing bank. Depending upon several factors, such as the available credit or bank account balance, the transaction is either authorized or declined by the issuing bank. If authorized, the patron’s bank account is debited or their credit card balance is increased, in both cases by an amount equal to the funds requested plus a service fee that we charge the patron. The service fee is either a fixed dollar amount, a percentage of the transaction size or a combination of a fixed dollar amount and percentage of the transaction size. If the transaction is authorized, the device informs the patron that the transaction has been approved. The device instructs the patron to proceed to the gaming establishment’s cashier or GCA-operated booth to complete the transaction, because credit card cash access and POS debit card transactions must currently be completed in face-to-face environments and a unique signature must be received in order to comply with rules of the card associations. Once at the cashier booth, the patron acknowledges payment of the fee and authorizes the transaction by placing his or her signature on a negotiable instrument that is made payable to the gaming establishment in an amount equal to the face amount and receives the face amount in cash. We remit the face amount to our money order provider and retain the fee. The gaming establishment deposits the negotiable instrument in its own bank, and after a period of two to three days, the negotiable instrument is presented to our order provider’s financial institution for payment. We currently are in the process of becoming licensed as a money transmitter which will allow us to directly issue a negotiable instrument rather than using a third party check or money order issuer. We expect this licensing process to be substantially completed by June 30, 2010. In general, we pay the gaming establishment a portion of the service fee as a commission for the right to operate on their premises, although this payment as percentage of the fee is generally smaller for credit card cash access and POS debit card transactions than for ATM withdrawals. In addition, we are obligated to pay interchange fees to the issuing bank and processing costs related to the electronic payment transaction.
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
There are a number of check verification services. One such service we provide is through a subscription service to the database operated by our subsidiary, Central Credit, LLC (“Central Credit”), which, as discussed below, is used by gaming establishments to make credit issuing decisions. Central Credit maintains information on the check cashing history of many gaming establishment patrons.
If a gaming establishment chooses to have a check warranted, it sends a request to a check warranty service provider, asking whether it will warrant the check. The gaming establishment then pays the patron the check amount and deposits the check. If the check is dishonored by the patron’s bank, the gaming establishment invokes the warranty, and the check warranty service provider purchases the check from the gaming establishment for the full check amount and then pursues collection activities on its own.

We currently provide check warranty services on two platforms: TRS Recovery Services (formerly known as TeleCheck Recovery Services, Inc.) (“TeleCheck”) and Central Credit Check Warranty. As measured by the number of checks warranted, our Central Credit Check Warranty is used by more of our gaming operator customers than TeleCheck. Under our agreement with TeleCheck, we receive all of the check warranty revenue and we pay a portion of TeleCheck’s operating expenses and warranty expenses. Operating expenses are fixed at a percentage of check warranty revenues. Warranty expenses are defined as any amounts paid by TeleCheck to gaming establishments to purchase dishonored checks. Our agreement with TeleCheck further provides that TeleCheck will pay us the actual collections realized within 120 days after a check is purchased, subject to the obligation to pay us a guaranteed minimum collection amount of dishonored checks. In our Central Credit Check Warranty product, we receive all of the warranty revenue and incur all of the warranty risk, collection responsibility and operating expenses. We use and pay certain third party services to assist us in the warranty decision and the collection processes.
Central Credit
In addition to the three primary types of payment transactions described above, a number of gaming establishment patrons choose to access funds through credit extended by the gaming establishment. Central Credit is a gaming patron credit bureau specifically designed for the gaming industry to allow gaming establishments to improve their credit-granting decisions. Our Central Credit database contains gaming patron credit history and transaction data on gaming patrons. Our gaming credit reports are comprised of information recorded from patron credit histories at hundreds of gaming establishments. We provide such information to gaming establishments, that subscribe for the service, which use that data, among other things, to determine if or how much credit they will grant to a gaming patron. At a gaming establishment’s request, we can augment the information provided in our gaming credit reports with traditional credit reports or bank ratings provided by third-party consumer credit bureaus and bank reporting agencies. We typically charge our customers for access to gaming patron credit reports on a monthly basis and our fees are generally comprised of a fixed minimum fee plus per-transaction charges for certain requests.
Other
We also market money transfer services that allow patrons to receive money transfers at gaming establishments and we also provide information services that assist in automating cashier operations and enhancing patron marketing activities.
Our Products and Services
Our customer solutions consist of cash access products and services, information services and cashless gaming products.

Cash Access Products and Services	Information Services	Cashless Gaming Products

• Casino Cash Plus 3-in-1 ATM	• Central Credit	• Powercash

• QuikCash Kiosk	• QuikCash Plus Web

• Check verification and warranty	• QuikReports

• Full Service Kiosks	• QuikMarketing

• Money transfers
Cash Access Products and Services
We provide gaming establishments with the ability to enable their patrons to access cash through a variety of products and services.

Casino Cash Plus 3-in-1 ATM is an unmanned, cash-dispensing machine that offers patrons a quick way to access cash through ATM cash withdrawals, POS debit card transactions and credit card cash access transactions directly or using our patented “3-in-1 rollover” functionality. Most financial institutions that issue ATM cards impose daily ATM withdrawal limits of $300 to $500 and in many instances aggregate and count Friday, Saturday, Sunday as one day for purposes of calculating a cardholder’s daily ATM withdrawal limit. If a patron attempts to access more than the applicable ATM daily withdrawal limit, the ATM transaction may be declined. Our patented “3-in-1 rollover” functionality allows a gaming patron to easily convert an unsuccessful ATM cash withdrawal transaction into a POS debit card transaction or a credit card cash access transaction. When a patron is denied a standard ATM transaction, our “3-in-1 rollover” functionality automatically provides the option of obtaining funds via a POS debit card transaction or a credit card cash access transaction. For authorized ATM transactions, the Casino Cash Plus 3-in-1 ATM dispenses cash to the patron. For successful POS debit card transactions and credit card cash access transactions, once the transaction is authorized, the Casino Cash Plus 3-in-1 ATM instructs the patron to proceed to the casino cashier or GCA-operated booth, where the transaction is completed by undertaking certain procedures in accordance with the rules of the major card associations and dispensing cash to the patron. In addition to our own ATM, we have a strategic alliance with Capital One, N.A. (“Capital One”), pursuant to which we have incorporated our “3-in-1 rollover” functionality into Capital One ATMs.
QuikCash is the brand name of our stand-alone, non-ATM cash advance kiosks. Our QuikCash kiosks are customer-activated terminals that provide patrons with access to credit card cash access and POS debit card transactions. Once the transaction is authorized, the patron is instructed to proceed to the casino cashier or GCA-operated booth, at which certain procedures are undertaken in accordance with the rules of the major card associations and cash is provided to the patron.
Check verification and warranty services allow gaming establishments to manage and reduce risk on patron checks that they cash. A gaming establishment can query our Central Credit database to review the check cashing history of a gaming establishment patron before deciding whether to cash the patron’s check. If the gaming establishment wants additional protection against loss, it can seek a warranty on payment of the check. We have an exclusive relationship with TeleCheck to market check warranty services to gaming establishments. As an alternative to TeleCheck’s check warranty service, we have developed our own Central Credit Check Warranty service that is based upon our Central Credit database, our proprietary patron transaction database, third-party risk analytics and actuarial assumptions.
Full Service Kiosks is a multi-function patron kiosk, which incorporates our “3-in-1 rollover” functionality for cash access into self-service kiosks for slot ticket redemption services provided by redemption device manufacturers. When a patron presses the cash out button on a cashless slot machine, the patron receives the value of the paper slot ticket dispensed from a printer embedded in the slot machine. The ticket can then be inserted into other slot machines or exchanged for cash at a redemption device. The availability of our cash access services on these slot ticket redemption devices provides us with additional points of contact with gaming patrons at locations that are closer to the slot machines than traditional cash access devices that are typically located on the periphery of the gaming area within the gaming establishment. These additional points of contact provide gaming patrons with more opportunities to access their cash with less cashier involvement, thereby creating labor cost savings for gaming establishments. In addition, by incorporating our cash access services into a redemption device, we enjoy the benefit of the redemption device manufacturer’s existing relationships with gaming establishments and its sales and marketing efforts directed towards additional gaming establishments. We have entered into an agreement to acquire all of the outstanding stock of Western Money Systems, a redemption device provider. We expect that the acquisition of Western Money Systems will be completed in the third quarter of 2010, subject to obtaining various regulatory approvals and satisfying customary closing conditions.
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
Information Services
We market our information services to gaming establishments to assist in improving credit decision-making, automating cashier operations and enhancing patron marketing activities.

Improve Credit Decision-Making
Central Credit is the leading gaming patron credit bureau that allows gaming establishments to improve their credit-granting decisions. Our Central Credit database contains decades of gaming patron credit history and transaction data on millions of gaming patrons. Our gaming credit reports are comprised of information recorded from patron experiences at hundreds of gaming establishments. We provide such information to gaming establishments, who use that data, for among other things, to determine if or how much credit they will grant to a patron. To allow gaming establishments to improve their credit-granting decisions, Central Credit offers a variety of tools, including underwriting of gaming patron credit requests and gaming credit reports. At a gaming establishment’s request, we can augment the information provided in our gaming credit reports with traditional credit reports or bank ratings obtained from third-party consumer credit bureaus and bank reporting agencies.
Automated Cashier Operations
QuikCash Plus (“QCP”) Web is a proprietary browser-based, full service cash access transaction processing system for gaming establishment cashier operations that runs on a gaming establishment’s own computer hardware. Cashiers using QCP Web can process credit card cash access transactions, POS debit card transactions, check verification and warranty services and money transfer services online through a single terminal. QCP Web reduces cage operating complexity, improves transaction times, saves space by eliminating multiple pieces of hardware and reduces training requirements for cage operators, potentially lowering operating costs for gaming establishments. QCP Web is delivered as an application service with a customizable user interface that allows gaming establishments to add additional workstations by simply connecting them to the application server. In addition, QCP Web can assist gaming establishments in satisfying legal reporting requirements by providing information that may assist gaming establishments in completing required regulatory reports such as Currency Transaction Reports (“CTRs”) and Suspicious Activity Reports (“SARs”).
Enhance Patron Marketing
Gaming establishment marketing professionals can use our patron marketing service to develop, implement and refine their customer loyalty programs. Because we have data on patron cash access activity across multiple gaming establishments, we are uniquely able to help an operator understand how much of a patron’s cash access activity, in aggregate, is being completed in other gaming establishments in order to gauge the patron’s loyalty to the gaming establishment.
QuikReports is a browser-based reporting tool that provides marketing professionals with real-time access to, and analysis of, information on patron cash access activity. We provide this information through a secure Internet connection at user-specified levels of detail ranging from aggregated summary information to individual cash access transactions. For example, an operator may use QuikReports to focus its marketing efforts on target patrons by generating a report of the patrons who accessed the greatest amounts of cash at the operator’s gaming establishment during a specified period and comparing the amounts of cash accessed at the operator’s gaming establishments with the aggregate amounts of cash accessed at other gaming establishments that are part of our network. A gaming establishment may also use QuikReports to monitor or analyze the cash access activities of its patrons to determine peak periods, the relative popularity of various cash access methods, or the traffic volumes, at particular cash access devices in particular locations.
QuikMarketing. Through our QuikMarketing service, we query our proprietary patron transaction database using criteria supplied by the gaming establishment. We then assist in the distribution through a third-party mailhouse of gaming establishment-supplied marketing materials to patrons in our database that match target patron criteria supplied by the gaming establishment. Our proprietary patron transaction database includes information that is captured from transactions we process in which personal information is available; ATM transactions are not included. Patrons may “opt out” of having their names included in QuikMarketing mailing lists.

Cashless Gaming Products
A recent trend in gaming has been the movement towards cashless gaming as a more efficient means for gaming operators to manage their slot machine operations. Cashless gaming, also known as “ticket-in-ticket-out” (“TITO”), reduces the amount of cash utilized in slot machines by dispensing bar-coded tickets instead of cash for jackpots and cash-outs. To capitalize on the movement towards cashless gaming initiatives, we have developed, together with our strategic partners, products and services that facilitate an efficient means of accessing funds in a cashless gaming environment and are exploring new potential cashless gaming products and services. Our cash access services are platform independent and our existing infrastructure has been designed to be adaptable to new platforms and/or operating environments.
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
We rely on a combination of patents, trademarks, copyrights, trade secrets and contractual restrictions to protect our intellectual property. We have several issued patents and have applied for patent protection with respect to various products and services and proprietary processes that are incorporated in our products and services. We also have several registered trademarks relating to the names of our products and services as well as a registered trademark relating to our name.
Customers
Our customers consist almost entirely of domestic and international gaming establishments. We have more than 1,100 gaming establishment customers, including:
•	traditional land based casinos;

•	gaming establishments that operate on Native American land, riverboats and cruise ships;

•	restaurants and bars with gaming operations; and

•	pari-mutuel wagering facilities and card rooms.
In general, most of our customers procure multiple products and services from us such as cash access services, ATM services and other products and services offered by us. In certain limited circumstances, we provide our products and services to non-gaming establishments such as gas stations and check cashing businesses, but the revenue generated from these operations is not material to our operations and we do not actively market or target non-gaming establishment customers.
Our five largest customers accounted for approximately 34.4%, 34.2% and 40.6% of our total revenue in 2009, 2008 and 2007, respectively, collectively and our largest customer, Harrah’s Operating Company, Inc. and its subsidiaries and affiliates accounted for approximately 14.1%, 16.1% and 19.3% of our total revenue in 2009, 2008 and 2007, respectively. No other single customer accounted for more than 10% of our total revenue in 2009, 2008 or 2007, respectively.

Sales and Marketing
We sell and market our products and services to gaming establishments primarily through the use of a direct sales force. The target customers of our direct sales force are gaming establishments in the United States and in international markets where gaming is conducted. Our target customers include traditional land-based casinos, gaming establishments operated on Native American lands, casinos, riverboats, cruise ships with gaming operations, pari-mutuel wagering facilities and card rooms. In 2009, 2008 and 2007, respectively, revenues from our operations outside the United States comprised 1.5%, 2.0% and 3.0% of our revenues.
Our sales and marketing efforts are directed by a team of sales executives, each with business development responsibility for the gaming establishments in those regions. These sales executives target all levels of gaming establishment personnel, including senior executives, finance professionals, marketing staff and cashiers, and seek to educate them on the benefits of our cash access products and services.
The sales executives are supported by field account managers, who provide on site customer service to most of our customers. These field account managers reside in the vicinity of the specific gaming establishments that they support to ensure that they respond to the customer service needs of those gaming establishments.
We also have joint sales efforts with a number of strategic partners, including independent sales organizations (“ISO”), Western Money Systems and Capital One, which allow us to market our cash access services to gaming establishments through channels other than our direct sales force.
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
Recently, we have faced increased competition from smaller competitors who have entered the market. These are typically ISO type organizations that tend to provide basic services and aggressive pricing. In the last year, we have seen a doubling of the market competitors in this segment.
We also face competition from traditional transaction processors that may choose to enter the gaming patron cash access services market. In addition, we may in the future face potential competition from new entrants into the market for cash access products and related services and, subject to certain covenants made by some of the banks that sponsor us into the card associations, may in the future face potential competition from such banks during and after expiration of our contracts with such banks. Some of these potential competitors may have a number of significant advantages over us, including greater name recognition and marketing power, longer operating histories, pre-existing relationships with current or potential customers and significantly greater financial, marketing and other resources and access to capital which allow them to respond more quickly to new or changing opportunities.

Regulation
Various aspects of our business are subject to gaming regulation and financial services regulation. Depending on the nature of the noncompliance, our failure to comply with these regulations may result in the suspension or revocation of any license or registration at issue, cessation of our service as well as the imposition of civil fines and criminal penalties.
Gaming Regulation
We are subject to a variety of gaming and other regulations in the jurisdictions in which we operate. As a general matter, we are regulated by gaming commissions or similar authorities at the state or tribal level, such as the New Jersey Casino Control Commission and New Jersey Division of Gaming Enforcement. In some jurisdictions, such as Nevada, we are considered a supplier of “associated equipment” and could be required by the regulatory authorities, in their discretion, to file a license application. In such event, any of our officers, directors or beneficial owners of our securities could be required to apply for a license or a finding of suitability. Most of the jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machines or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors, construction contractors and laundry and linen suppliers. In these jurisdictions, we are typically characterized as a non-gaming supplier or vendor and we must obtain a non-gaming supplier’s or vendor’s license, qualification or approval. The licensure, qualification and approval requirements and the regulations imposed on non-gaming suppliers and vendors are generally less stringent than for gaming-related suppliers and vendors, and as such, we are often subject to a lesser degree of regulation than our customers that directly engage in gaming activities. However, some of the jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors, and other jurisdictions categorize our services and/or products as gaming related, and we are subject to the same stringent licensing, qualification or approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Most state and many tribal gaming regulators require us to obtain and maintain a permit or license to provide our services to gaming establishments. The process of obtaining such permits or licenses often involves substantial disclosure of information about us, our officers, directors and beneficial owners of our securities, and involves a determination by the regulators as to our suitability as a supplier or vendor to gaming establishments.
In addition, we are in the process of applying for licenses and permits in various state and tribal jurisdictions in connection with our pending acquisition of Western Money Systems, a provider of redemption devices. In general, most of these jurisdictions require us to obtain a gaming-related supplier’s license because Western Money Systems provides gaming-related devices. As discussed above, the initial and ongoing licensure requirements imposed on gaming-related supplier as compared to non-gaming related vendors or suppliers are, in general, substantially more burdensome. Such licensure requirements may include, but are not limited to the following: requiring the licensure or finding of suitability of any of our officers, directors, key employees or beneficial owners of our securities; the termination or disassociation with such officer, director, key employee or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; the submission of reports of material loans, leases and financing; and, the regulatory approval of some commercial transactions, such as the transfer or pledge of equity interests in the Company. These regulatory burdens are imposed upon gaming-related suppliers or vendors on an ongoing basis and there is no guarantee that we will be successful in obtaining all necessary licenses and permits to acquire Western Money Systems, to operate Western Money Systems as currently operated or continue to hold other necessary gaming licenses and permits to conduct our business as currently being conducted by us. In addition, the expansion of our business, the introduction of new cash access products or services, or changes to applicable rules and regulations may result in additional regulatory or licensing requirements being imposed upon us.
Gaming regulatory authorities have broad discretion and can require any beneficial holder of our securities, regardless of the number of shares of common stock or amount of debt securities owned, to file an application, be investigated, and be subject to a determination of suitability. If the beneficial holder of our securities who must be found suitable is a corporation, partnership, or trust, such entity must submit detailed business and financial information, which may include information regarding its officers, directors, partners and beneficial owners. Further disclosure by those officers, directors, partners and beneficial owners may be required. Under some circumstances and in some jurisdictions, an institutional investor, as defined in the applicable gaming regulations, that acquires a specified amount of our securities may apply to the regulatory authority for a waiver of these licensure, qualification or finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the securities were acquired and are held in the ordinary course of its business.

Additionally, we operate under temporary approvals in some jurisdictions, as a result of renewal applications or applications filed as a result of our acquisitions of Certegy Gaming Services (“CGS”) and Cash Systems, Inc. (“CSI”).
The following table provides an overview of our licensing status in jurisdictions located within in the United States together with the percentage of total U.S.-based revenue derived in each such jurisdiction (inclusive of revenue derived from Native American gaming establishments):
TABLE OF GEOGRAPHIC CONCENTRATION AND LICENSING STATUS (1)

	2009	2008	GAMING LICENSE
	REVENUE	REVENUE	REQUIRED
STATE	% (2)	% (2)	(YES/NO) (3)	STATUS (4)
Arizona	4.8%	5.2%	Yes	Licensed
California	14.1%	15.9%	Yes	Application filed; license pending
Connecticut	4.6%	5.1%	No	NA
Florida	7.7%	3.8%	No	NA
Illinois	3.1%	3.3%	No	NA
Indiana	5.3%	4.8%	No	NA
Louisiana	3.0%	3.3%	Yes	Exempt license status
Michigan	3.4%	3.1%	Yes	Exempt license status
Mississippi	3.1%	3.6%	No	NA
Nevada	22.4%	25.4%	No	NA
New Jersey	5.7%	7.2%	Yes	Licensed
Oklahoma	3.5%	NM (5)	No	NA
Pennsylvania	3.9%	NM	Yes	Application filed; license pending
US Virgin Islands	NM	NM	Yes	Licensed
Wisconsin	NM	NM	Yes	Licensed
All Other (6)	15.4%	19.3%	No	NA

(1)	Excludes any licenses relating to our pending acquisition of Western Money Systems.

(2)	Percentage of revenue per state is based solely on cash advance and ATM revenue generated from patron fees and surcharges.

(3)
In certain jurisdictions in which gaming is undertaken by tribal gaming authorities pursuant to compacts between such tribal gaming authority and the federal and state governments, the Company may be required to obtain a license, approval or waiver from such tribal gaming authority in order to provide services to such tribal casino. The regulations governing such licensure, approval or waiver are distinct and separate from any licensure, approval or waiver that may be required by any state authority.

(4)
In certain jurisdictions, the applicable gaming regulations provide that entities which meet certain qualifications are exempt from obtaining otherwise required licensure. Such qualifications include, but are not limited to, such entity being currently licensed in another enumerated jurisdiction or the shares of stock of such entity being publicly traded on a recognized exchange.

(5)	NM: not material

(6)
All other represents the aggregation of all jurisdictions in the United States that individually represent less than 3% of the company’s revenue and in which the Company is not required to hold a license to operate.

Financial Services Regulation
Anti-Money Laundering. The USA PATRIOT Act of 2001 and its implementing federal regulations require us to establish and maintain an anti-money laundering program. Our anti-money laundering program includes: (a) internal policies, procedures, and controls designated to identify and report money laundering; (b) a designated compliance officer; (c) an ongoing employee training program; and (d) an independent audit function to test the program.
In addition, the cash access services that we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act. Our gaming establishment customers and we are required to file a SAR with the U.S. Treasury Department’s Financial Crimes Enforcement Network to report any suspicious transactions relevant to a possible violation of law or regulation. To be reportable, such a transaction must meet criteria that are designed to identify the hiding or disguising of funds derived from illegal activities. Our gaming establishment customers, in situations where our cash access services are provided through gaming establishment cashier personnel, and we, in situations where we provide our cash access services directly to patrons through satellite cages or booths that we staff and operate, are required to file a CTR of each deposit, withdrawal, exchange of currency or other payment or transfer by, through, or to us which involves a transaction in currency of more than $10,000 in a single day. Our QCP Web product can assist in identifying transactions that give rise to reporting obligations. When we issue or sell drafts for currency in amounts between $3,000 and $10,000, we maintain a record of information about the purchaser, such as the purchaser’s address, Social Security Number and date of birth.
Following the events of September 11, 2001, the United States and other governments have imposed and are considering a variety of new regulations focused on the detection and prevention of money laundering and money transmitting to or from terrorists and other criminals. Compliance with these new regulations may impact our business operations or increase our costs.
Fund Transfers. Our POS debit card transactions and ATM services are subject to the Electronic Fund Transfer Act, which provides cardholders with rights with respect to electronic fund transfers, including the right to dispute unauthorized charges, charges that list the wrong date or amount, charges for goods and services that are not accepted or delivered as agreed, math errors and charges for which a cardholder asks for an explanation or written proof of transaction along with a claimed error or request for clarification. We believe we have implemented the necessary policies and procedures in order to comply with the regulatory requirements for fund transfers.
Money Transmitter. Most states require a money transmitter license in order to issue the negotiable instruments that are used to complete credit card cash access and POS debit card transactions. On November 27, 2006, we entered into an agreement with Integrated Payment Systems, Inc. (“IPS”), whereby IPS appointed us as IPS’s agent to use and sell IPS negotiable instruments in connection with credit card and point-of-sale debit card transactions consummated by us for patrons of gaming establishments. This agreement had an initial term of three years and was subsequently extended to the end of April 2010. IPS has notified us that it does not intend to renew its agreement with us and will cease providing these services to us at the end of April 2010. As such, we are in the process of applying for all necessary money transmitter licenses so that we can issue and sell negotiable instruments independent of IPS. We also are considering entering into one or more alternative arrangements with other parties that are licensed as money transmitters if we are unsuccessful in obtaining all necessary money transmitter licenses by the end of April 2010. We expect this licensing process to be substantially completed by June 30, 2010.
Credit Reporting. Our Central Credit gaming patron credit bureau services and check verification and warranty services are subject to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003 and their implementing rules, which require consumer credit bureaus, such as Central Credit, to provide credit report information to businesses only for certain purposes and to otherwise safeguard credit report information; to disclose to consumers their credit report on request; and to permit consumers to dispute and correct inaccurate or incomplete information in their credit report. These laws and rules also govern the information that may be contained in a consumer credit report. We continue to implement policies and procedures as well as adapt our business practices in order to comply with these laws and regulations. In addition to federal regulation, our Central Credit gaming patron credit bureau services are subject to the state credit reporting regulations that impose similar requirements to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003. Our credit granting programs such as QuikCredit, also are subject to federal and state credit reporting laws and rules, requiring, among other things, that we notify consumers when we deny credit based on credit report information.
Debt Collection. We currently outsource most of our debt collection efforts to third parties, however, in some circumstances, we engage in debt collection to collect on our QuikCredit service, dishonored checks purchased by Central Credit pursuant to our check warranty services, returns from customer payments on their account with the Arriva Card, and chargebacks on our cash advance products. All such collection practices may be subject to the Fair Debt Collections Practices Act, which prohibits unfair, deceptive or abusive debt collection practices, as well as consumer-debt-collection laws and regulation adopted by the various states.

Privacy Regulations. Our collection of information from patrons who use our financial products and services, such as our cash access services, are subject to the financial information privacy protection provisions of the Gramm-Leach-Bliley Act and its implementing federal regulations. We gather, as permitted by law, non-public, personally-identifiable financial information from patrons who use our cash access services, such as names, addresses, telephone numbers, bank and credit card account numbers and transaction information. The Gramm-Leach-Bliley Act requires us to safeguard and protect the privacy of such non-public personal information. Also, the Gramm-Leach-Bliley Act requires us to make disclosures to patrons regarding our privacy and information sharing policies and give patrons the opportunity to direct us not to disclose information about them to unaffiliated third parties in certain situations. In this regard, we provide patrons with a privacy notice, an opportunity to review our privacy policy, and an opportunity to opt out of specified types of disclosures. In addition to the federal Gramm-Leach-Bliley Act privacy regulations we are subject to state privacy regulations. Some state privacy regulations impose more stringent limitations on access and use of personal information. We continue to implement policies and programs as well as adapt our business practices in order to comply with federal and state privacy laws and regulations.
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
Lending. We currently operate our QuikCredit service at one of our gaming establishment customer locations in Florida. QuikCredit is a service where a patron writes a check payable to a gaming establishment that deposits this check under deferred presentment terms. In other states in which we are deemed to operate as a short-term consumer or payday lender in the event we offer our QuikCredit services in such jurisdiction, we will be subject to the various state regulations governing the terms of the loans. Typically, the state regulations limit the amount that a lender or service provider may lend or provide and, in some cases, the number of loans or transactions that a lender or service provider may make to any customer at one time, restrict the amount of finance or service charges or fees that the lender or service provider may assess in connection with any loan or transaction. The lender or service provider must also comply with various consumer disclosure requirements, which are typically similar or equivalent to the Federal Truth in Lending Act and corresponding federal regulations, in connection with the loans or transactions.
Network and Card Association Regulation. In addition to the governmental regulation described above, some of our services are also subject to rules promulgated by various payment networks, EFT networks and card associations. For example, we must comply with the Payment Card Industry (“PCI”) Data Security Standard. Since June 30, 2006 we have been designated as a compliant service provider under the PCI Data Security Standard. We must be certified to maintain our status as a compliant service provider on an annual basis.

Other Regulation
When contracting with gaming establishments that are owned or operated by Native American tribes, we become subject to tribal laws and regulations that may differ materially from the non-tribal laws and regulations under which we generally operate. In addition to tribal gaming laws and regulations that may require us to provide disclosures or obtain licenses or permits to conduct our business on tribal lands, we may also become subject to tribal laws or regulations that govern our contracts. These tribal governing laws and regulations may not provide us with processes, procedures and remedies that enable us to enforce our rights as effectively and advantageously as the processes, procedures and remedies that would be afforded to us under non-tribal laws, or to enforce our rights at all, and may expose us to an increased risk of contract repudiation as compared to that inherent in dealing with non-tribal customers. Many tribal laws permit redress to a tribal adjudicatory body to resolve disputes; however, such redress is largely untested in our experience. We may be precluded from enforcing our rights against a tribal body under the legal doctrine of sovereign immunity.
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
Employees
As of December 31, 2009, we had 481 employees. We are not subject to any collective bargaining agreements and have never been subject to a work stoppage. We believe that we have maintained good relationships with our employees.
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
Risks Related to Our Business
Our business is dependent upon consumer demand for gaming and current economic trends specific to the gaming industry and the cash access industry continue to remain unfavorable.
Our customers consist almost entirely of casinos and other gaming establishments. As a result, our business is dependent upon consumer demand for gaming. Gaming is a discretionary leisure activity and the gaming industry in general has contracted during 2008 and 2009 as a result of the decreased consumer demand and spending relating to gaming activities and services. This decrease in consumer demand for gaming services and activities has resulted in a contraction in our revenue measured on a same store basis for 2008 and 2009 as compared to 2007.
In addition, the quantity and dollar amount of credit card cash access transactions performed by patrons has declined in 2008 and 2009, and we believe this trend is primarily attributable to patrons’ reduced access to credit as well as patrons’ attempts to manage their overall spending patterns. Patrons also are performing a higher percentage of ATM transactions as compared to credit card cash access transactions. These trends have had an adverse impact on our results of operation for 2008 and 2009 because we charge higher fees for credit card cash access transactions than ATM transactions.

We expect consumer demand for gaming activity to continue to be weak for the foreseeable future and any prolonged downturn in consumer demand for gaming activity and performing credit card cash access transactions may have a material adverse effect on our business.
If we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition and operating results may suffer a material adverse effect.
We enter into contracts with our gaming establishment customers to provide our cash access products and related services. Our contracts typically have a term ranging from one to three years in duration, but some are terminable upon 30 days advance notice or are terminable by our gaming establishment customers in the event that we fail to satisfy specific covenants set forth in the contracts, including gaming regulatory compliance covenants. We are typically required to renegotiate the terms of our customer contracts upon their expiration, and in some circumstances we may be forced to modify the terms of our contracts before they expire. When we have successfully renewed these contracts, these negotiations have in the past resulted in, and in the future may result in, financial and other terms that are less favorable to us than the terms of the expired contracts. In particular, we are often required to pay a higher commission rate to a gaming establishment than we previously paid in order to renew the relationship. Assuming constant transaction volume, increases in commissions or other incentives paid to gaming establishments would negatively impact our operating results. We may not succeed in renewing these contracts when they expire, which would result in a complete loss of revenue from that customer, either for an extended period of time or forever. If we are required to pay higher commission rates or agree to other less favorable terms to retain our customers or we are not able to renew our relationships with our customers upon the expiration of our contracts, our business, financial condition and operating results would be harmed.
Competition in the market for cash access services is intense, which could result in higher commissions or loss of customers to our competitors.
The market for cash access products and related services is intensely competitive and we expect competition to increase and intensify in the future. We compete with other providers of cash access products and services, such as Global Payments, Inc. We compete with financial institutions such as U.S. Bancorp and other regional and local banks that operate ATMs on the premises of gaming establishments. In markets outside North America, we encounter competition from banks and other financial service companies established in those markets. We face competition from gaming establishments that choose to operate cash access systems on their own behalf rather than outsource to us. We may in the future also face competition from traditional transaction processors, such as First Data, that may choose to enter the gaming patron cash services market. Given its familiarity with our specific industry and business and operations as a result of being our majority owner from inception until March 10, 2004, First Data could be a significant competitive threat. In addition, we may in the future face potential competition from new entrants into the market for cash access products and related services, such as banks. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers including pre-existing relationships relating to other financial services, significantly greater financial, marketing, technological and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities.
Recently, we have faced increased competition from smaller companies who have entered the market. These are typically ISO type organizations that tend to provide basic services and aggressive pricing. In the last year, we have seen a doubling of the market competitors in this segment.
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
For the years ended December 31, 2009, 2008 and 2007, our five largest customers collectively accounted for approximately 34.4%, 34.2% and 40.6% of our revenues, respectively. Our largest customer, Harrah’s Operating Company, Inc. and its subsidiaries and affiliates, accounted for 14.1% and 16.1% and 19.3% of our revenues in the years ended December 31, 2009, 2008 and 2007, respectively. The loss of, or a substantial decrease in revenues from, any one of our top customers could have a material adverse effect on our business and operating results.
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
As of December 31, 2009, we had total indebtedness of $249.8 million in principal amount (of which $152.8 million consisted of senior subordinated notes and $97.0 million consisted of senior secured debt). Our substantial indebtedness could have important consequences. For example, it:
•
makes it more difficult for us to satisfy our obligations with respect to either our senior secured debt or our senior subordinated notes, which if we fail to do, could result in the accelerating of all of our debt;

•	increases our vulnerability to general adverse economic and industry conditions;

•
may require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital expenditures; expansion efforts and other general corporate purposes;

•	limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restricts our ability to pay dividends or repurchase our common stock;

•	places us at a competitive disadvantage compared to our competitors that have less debt;

•	restricts our ability to acquire businesses or technologies that would benefit our business;

•	restricts our ability to engage in transactions with affiliates or creates liens or guarantees; and

•	limits, along with the financial and other restrictive covenants in our other indebtedness, among other things, our ability to borrow additional funds.
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
Our senior secured debt currently bears interest at a rate that is based on London Interbank Offered Rates (“LIBOR”), and is adjusted periodically to reflect changes in LIBOR. We are therefore exposed to the risk of increased interest expense in the event of any increase in LIBOR.

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
We pay credit card associations fees for services they provide in settling transactions routed through their networks, called interchange fees. In addition, we pay fees to participate in various ATM or POS debit card networks as well as processing fees to process our transactions. The amounts of these interchange fees are fixed by the card associations and networks in their sole discretion, and are subject to increase at any time. Although certain of our contracts enable us to pass through increases in interchange or processing fees to our customers, competitive pressures might prevent us from passing all or some of these fees through to our customers in the future. To the extent that we are unable to pass through to our customers all or any portion of any increase in interchange or processing fees, our cost of revenues (exclusive of depreciation and amortization) would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our financial condition and operating results. Additionally, the transformation of the ownership structure of VISA and MasterCard from private associations of issuing banks to publicly traded corporations may negatively impact the manner in which these card associations manage and determine interchange rates. This could have a material adverse effect on our business and operating results.
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
Pursuant to our contract with Bank of America to provide vault cash services, we are obligated to pay a monthly fee that is based upon the amount of cash used to supply our ATMs and a market interest rate. Assuming no change in the amount of cash used to supply our ATMs, an increase in market interest rates will result in an increase in the monthly fee that we must pay to obtain this supply of cash, thereby increasing our ATM operating costs. Any increase in the amount of cash required to supply our ATMs would magnify the impact of an increase in market interest rates. For the years ended December 31, 2009, 2008 and 2007, we incurred approximately $2.1 million, $9.3 million and $15.9 million, respectively, in aggregate fees to Bank of America for this supply of cash.
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
When patrons use our cash access services, we either dispense cash or produce a negotiable instrument that can be exchanged for cash. If a completed cash access transaction is subsequently disputed and if we are unsuccessful in establishing the validity of the transaction, we may not be able to collect payment for such transaction and such transaction becomes a chargeback. In the event that we incur chargebacks in excess of specified levels, First Data will have the right to terminate its indemnification obligations to Bank of America Merchant Services (“BAMS”), and we could lose our no-cost sponsorship into the card associations. In addition, in the event that we incur chargebacks in excess of specified levels, we could be censured by the card associations by way of fines or otherwise.
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
We currently rely on TeleCheck to provide check warranty services to many of our customers. When a gaming establishment obtains an authorization from TeleCheck pursuant to its check warranty service, TeleCheck warrants payment on the patron’s check. If the patron’s check is subsequently dishonored upon presentment for payment, TeleCheck purchases the dishonored check from the gaming establishment for its face amount. Pursuant to the terms of our contract with TeleCheck, we share a portion of the loss associated with these dishonored checks. Although this contract limits the loss percentage of the dishonored checks to which we are exposed, there is no limit on the aggregate dollar amount to which we are exposed, which is a function of the face amount of checks warranted. TeleCheck manages and mitigates these dishonored checks through the use of risk analytics and collection efforts, including the additional fees that it is entitled to collect from check writers of dishonored checks. During the years ended December 31, 2009, 2008 and 2007, our warranty expenses with respect to TeleCheck’s check warranty service were $4.1 million, $5.8 million and $5.7 million, respectively. We have no control over TeleCheck’s decision to warrant payment on a particular check, and we have limited visibility into TeleCheck’s collection activities. As a result, we may incur an unexpectedly high level of check warranty expenses at any time.
As an alternative to TeleCheck’s check warranty service, we have developed our own Central Credit Check Warranty service that is based upon our own proprietary information, data from third-party databases, and third-party risk analytics and actuarial assumptions. If these risk analytics or actuarial assumptions are ineffective, we may incur an unexpectedly high level of check warranty expense.
The provision of our credit card access and ATM services are dependent upon our continued sponsorship into the VISA and MasterCard card associations, and the suspension or termination of our sponsorship would result in a material adverse effect on our business.
We process virtually all of our credit card cash access and ATM service transactions through the VISA and MasterCard card associations both domestically and internationally, and virtually all of the revenue that we derive from our credit card cash access and ATM services is dependent upon our continued sponsorship into the VISA and MasterCard associations. We cannot provide these services without sponsorship into the VISA and MasterCard associations by a member financial institution.
Our current sponsorship agreement with BAMS is set to expire in September 2010. Under our current agreement, BAMS has agreed to sponsor us into the VISA and MasterCard associations in the United States at no cost to us. BAMS may elect not to renew our sponsorship agreement or renew it on less favorable terms to us. Although we believe it is probable that we could secure a replacement sponsor in the United States, we may not be able to obtain an alternate sponsorship arrangement on terms as favorable to us as our BAMS sponsorship agreement, or at all. Our failure to maintain our current sponsorship or secure alternate sponsorship arrangements into the VISA and MasterCard card associations in the United States would have a material adverse effect on our business.
BAMS sponsorship of us is, in addition, subject to First Data’s continued indemnification of BAMS for any losses it may suffer as a result of such sponsorship. First Data has the right to terminate its indemnification obligations prior to September 2010 in the event that we breach indemnification obligations that we owe to First Data, in the event that we incur chargebacks in excess of specified levels, in the event that we are fined in excess of specified amounts for violating card associations’ operating rules, or in the event that we amend the sponsorship agreement without First Data’s consent.
If BAMS terminates or suspends our sponsorship agreement because First Data has terminated its indemnification obligations as described above, or because we are otherwise in breach of the sponsorship agreement, we would need to obtain sponsorship into the card associations through another member of the card associations that is capable of supporting our transaction volume.
Similarly, we cannot provide cash access services involving VISA cards and MasterCard cards outside of the United States without a processing agreement with or sponsorship into the VISA and MasterCard card associations by a bank in each foreign jurisdiction in which we conduct cash access transactions. We are currently a party to processing agreements or sponsored into these card associations by foreign banks in each of the foreign jurisdictions in which we conduct cash access transactions. In the event that any foreign bank that currently is a party to such processing agreement or sponsors us into these card associations terminates such processing agreement or its sponsorship of us, we would need to obtain a processing agreement or sponsorship into the card associations through another foreign bank that is capable of supporting our transaction volume in the relevant jurisdiction. We may not be able to obtain alternate sponsorship or processing arrangements in any region on terms as favorable to us as the terms of our current sponsorship by or processing arrangements with foreign banks, or at all.

We are subject to extensive rules and regulations of card associations, including MasterCard, VISA, that are always subject to change, which may harm our business.
A substantial portion of our revenues during the period covered by this report were derived from transactions subject to the extensive rules and regulations of the leading card associations, VISA, and MasterCard. The rules and regulations do not expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations. As an example, we and certain of our providers must comply with the PCI Data Security Standard. The failure by any of such providers to comply with such standards could result in our being fined or being prohibited from processing transactions through Mastercard, VISA and other card and payment networks.
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
Our products and services, and the networks and third-party services upon which our products and services are based, are complex and may contain undetected errors, may suffer unexpected failures and security breaches. We are exposed to the risk of failure or security breaches of the computer systems that are owned, operated and managed by TSYS Acquiring Solutions, LLC (“TSYS”) and other third party service providers, which we do not control. TSYS owns the data centers through which most of our transactions are processed, and we rely on TSYS to maintain the security and integrity of our transaction data, including confidential consumer data. In addition, we are exposed to the risk of failure and security breaches of our proprietary computer systems, many of which are deployed, operated, monitored and supported by Infonox on the Web (“Infonox”), which is a wholly owned subsidiary of TSYS. We rely on Infonox to detect and respond to errors and failures in our proprietary computer systems. We also rely on several other third party vendors for software development and system support of the self-service slot ticket and player point redemption kiosks that incorporate our cash access services. We also are exposed to the risk of failure of card association and electronic funds transfer networks that are used to process and settle our transactions. These networks, which are owned and operated by others, are subject to planned and unplanned outages and may suffer degradations in performance during peak processing times. Finally, we are subject to the risk of disruption to, or failure of, the telecommunications infrastructure upon which the interfaces among these systems are based. All of these systems and networks, upon which we rely to provide our services, are potentially vulnerable to computer viruses, physical or electronic security breaches, natural disasters and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete patron transactions.
Because of our dependence on a few providers, or in some cases one provider, for some of the financial services we offer to patrons, the loss of a provider such services in accordance with the service levels set forth in our contracts with such providers could have a material adverse effect on our business or our financial performance.
We depend on a few providers, or in some cases one provider, for some of the financial services that we offer to patrons. The loss of any of these providers or the failure of such providers to provide could have a material adverse effect on our business and financial performance.

Negotiable Instruments. We currently rely on IPS to issue the negotiable instruments that are used to complete credit card cash access and POS debit card transactions. Most states require a money transmitter license in order to issue the negotiable instruments that are used to complete credit card cash access and POS debit card transactions. IPS has notified us that it does not intend to renew its agreement with us and will cease providing these services to us at the end of April 2010. As such, we are in the process of applying for all necessary money transmitter licenses so that we can issue and sell negotiable instruments independent of IPS. We also are considering entering into one or more alternative arrangements with other parties that are licensed as money transmitters if we are unsuccessful in obtaining all necessary money transmitter licenses by the end of April 2010.
We may not be able to enter into an agreement for such an agency relationship on terms that are favorable to us prior to the expiration of our agreement with IPS, or at all, and we may not be able to obtain our own money transmitter licenses in all jurisdictions, in which case we may be unable to provide our credit card cash access and POS debit card transactions, which would have a material adverse effect on our business and financial performance.
Check Warranty Services. We rely on Telecheck to provide many of the check warranty services that our gaming establishment customers contract with us to use when cashing patron checks.
Authorizations and Settlement. We rely on TSYS to provide processing services by obtaining authorizations for credit card cash access transactions, POS debit card transactions, ATM cash withdrawal transactions and to provide settlement transaction files to card associations for some of these transactions. In addition, TSYS may in some cases be dependent upon a single access point to connect to the various transaction processing networks.
Software Development and System Support. We rely on Infonox and TSYS for software development and system support. In addition, we rely on Western Money Systems and Glory for software development and system support related to their self-service slot ticket and player point redemption kiosks that incorporate our cash access services.
Card Association Sponsorship. We rely on BAMS, which is affiliated with Bank of America Corporation, for sponsorship into the VISA and MasterCard card associations for domestic transactions at no cost to us through September 2010. We may not be able to renew our agreement with BAMS or upon terms as favorable as currently being provided to us. We also rely on a foreign bank in each foreign jurisdiction in which we operate, for example Banco Weng Hang in Macau SAR, to process transactions conducted in these jurisdictions through the VISA and MasterCard associations.
ATM Cash Supply. We rely exclusively on Bank of America to supply cash for substantially all of our ATMs. Under our agreement, Bank of America is not obligated to supply us with more than $410 million in cash at any given time; however, to satisfy our ATM cash supply needs, Bank of America has regularly provided us with cash in excess of this limit. If Bank of America ever refuses to provide cash in excess of this limit, we would have an inadequate supply of cash for our ATMs. Upon the expiration of our agreement with Bank of America for the supply of cash for our ATMs on December 19, 2010, we may not be able to obtain such adequate supply of cash on terms that are favorable to us or at all.
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
Money Transfers. We rely on Western Union to facilitate money transfers. We have provided Western Union with notice of termination of our Amended and Restated Western Union North America Network Agency Agreement. In the event that we do not enter into a new agreement with Western Union or another entity to facilitate money transfers, we may not be able to continue the provision of money transfer services.
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
We provide our cash access products and related services almost exclusively to gaming establishments for the purpose of enabling their patrons to access cash. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity, and participation in discretionary leisure activities has in the past and may in the future decline during economic downturns because consumers have less disposable income. Gaming activity may also decline based on changes in consumer confidence related to general economic conditions or outlook, fears of war, future acts of terrorism, or other factors. A reduction in tourism could also result in a decline in gaming activity. Finally, a legislature or regulatory authority may prohibit or significantly restrict gaming activities in its jurisdiction. Gaming competes with other leisure activities as a form of consumer entertainment and may lose popularity as new leisure activities arise or as other leisure activities become more popular. In addition, gaming in traditional gaming establishments (where we provide our services) competes with Internet-based gaming, which is currently not lawful in the United States of America. The popularity and acceptance of gaming is also influenced by the prevailing social mores and changes in social mores could result in reduced acceptance of gaming as a leisure activity. To the extent that the popularity of gaming in traditional gaming establishments declines as a result of either of these factors, the demand for our cash access services may decline and our business may be harmed.
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
If we must obtain a gaming-related supplier’s or vendor’s license, qualification or approval because of the introduction of new products (such as products related to cashless gaming or in connection with our pending acquisition of Western Money Systems) or services or because of a change in the laws or regulations, or interpretation thereof, our business could be materially adversely affected. This increased regulation over our business could include, but is not limited to: requiring the licensure or finding of suitability in many jurisdictions of any officer, director, key employee or beneficial owner of our securities; the termination or disassociation with any officer, director, key employee or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; submission of reports of material loans, leases and financing; and, requiring regulatory approval of some commercial transactions such as the transfer or pledge of equity interests in us.
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
Our Central Credit gaming patron credit bureau services are subject to the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003 and similar state laws. Our QuikCredit service and TeleCheck’s and our collection practices in connection with dishonored checks with respect to which TeleCheck or Central Credit has issued authorizations pursuant to TeleCheck’s or Central Credit’s check warranty service, may be subject to the Fair Debt Collections Practices Act and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs and our ability to surcharge cardholders who use our ATMs. The cash access services we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. We are required to file SARs, with respect to transactions completed at all gaming establishments at which our cash access services are provided. If we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher or offer our QuikCredit service, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers. We are considering obtaining money transmitter licenses in many states, which would cause us to become subject to state licensing requirements and regulations governing money transmitters.
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

By providing the Arriva Card to consumers, we also became subject to a variety of state and federal laws governing credit reporting and collection practices, and such collection regulations may impede or even prevent our ability to collect amounts owed to us. These regulations include, but are not limited to, the Federal Truth in Lending Act (Regulation Z) and the Equal Credit Opportunity Act (Regulation B). In addition, by providing the Arriva Card to consumers, we have become subject to an extensive array of federal and state statutes and regulations applicable to consumer lending including, but not limited to, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act. If our collection practices while we exit the consumer business are deemed to be in violation of these rules and regulations we could be subject to fines and penalties which could have a material adverse effect upon our business, cash flows or results of operations.
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
Some provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying, discouraging, or preventing a merger or acquisition that our stockholders may consider favorable or a change in our management or our Board of Directors. These provisions:
•
divide our Board of Directors into three separate classes serving staggered three-year terms, which will have the effect of requiring at least two annual stockholder meetings instead of one, to replace a majority of our directors, which could have the effect of delaying or preventing a change in our control or management;

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
Our headquarters are located in a facility in Las Vegas, Nevada consisting of approximately 40,000 square feet of office space, which is under a lease through April 2011. We also lease several other properties: remote sales offices in Atlantic City, New Jersey under a lease through July 2010, in Macau SAR under a lease through February 2011, and in Las Vegas, Nevada under lease through July 2010. We believe that these facilities are adequate for our business as presently conducted.

ITEM 3.	LEGAL PROCEEDINGS
On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our former directors, our former chief executive officer, M&C International, Summit Partners, L.P., and certain underwriters to two prior stock offerings to the public. On June 10, 2008, an additional class action was filed in the United States District Court, Southern District of New York, naming essentially the same defendants and stating similar claims. On June 26, 2008, the foregoing actions were consolidated, and the Court appointed a lead plaintiff and lead counsel. In August 2008, the lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint names as additional defendants our former chief financial officer, certain current and former directors and additional underwriters and defendants and purports to alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Following motions by the defendants, the action was transferred to the District of Nevada in October 2008. On February 17, 2010, the parties to the consolidated action executed a Stipulation and Settlement Agreement pursuant to which the parties agreed to settle all claims in consideration of the establishment of a common settlement fund of $5.9 million. Pursuant to the settlement agreement, the Company’s insurance carrier will contribute all of the contributions to the settlement funds that are required from the Company, its current and former officers and directors, and those other defendants with whom it has agreements to indemnify. The settlement is subject to preliminary and final approval by the court and a motion for preliminary approval was recently filed. All costs, expenses, fees and reimbursement for participating class members and lead counsel will be paid from the settlement fund. The Company maintains insurance that provides for reimbursement of substantially all of the legal fees and expenses associated with this action other than legal fees and expenses incurred by the Company’s underwriters who are defendants in this matter and for which the Company is obligated to indemnify the underwriters. The Company does not anticipate that the amount of any such unpaid or future legal costs and expenses to be materially in excess of the reserve established by the Company for such legal costs and expenses.
On July 8, 2009, a class action was commenced by a patron of one of our gaming establishment customers in the United States District Court, Western District of Pennsylvania, against the Company. The complaint alleged violations of the Electronics Fund Transfer Act (“EFTA”) as the result of the alleged failure of the Company to provide notice in the statutorily required manner of transaction fees charged at certain of its ATM machines. The plaintiffs sought, among other things, actual or statutory damages. On September 24, 2009, the plaintiff and the Company entered into a settlement communication pursuant to which the parties agreed to establish a nationwide class of plaintiffs and, the Company agreed to establish a common fund, from which all costs, expenses and legal fees of the participating class members would be paid and the balance would be subsequently disbursed to the participating class members, following which the class action shall be dismissed with prejudice. On December 3, 2009, the Court granted preliminary approval of the settlement. Upon termination of the notice period set forth in the preliminary approval order, and having received no objections or exclusion requests, the Court granted final approval of the settlement on March 5, 2010. Under the terms of the final judgment, the Company, without admission of liability, paid $0.5 million into the settlement fund. The Company maintains insurance that may provide for reimbursement of some of the expenses associated with this action. The final judgment also released the Company from any known or unknown claims that the class of plaintiffs had or could have against the Company for any claims that arise out of or are related to the alleged violation of any federal or state consumer protection statute, including EFTA.

PART II

ITEM 4.	RESERVED

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has traded on the New York Stock Exchange under the symbol “GCA” since September 23, 2005. Prior to that time, there was no public market for our stock. On March 10, 2010 there were 8 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
The following table sets forth for the indicated periods, the high and low closing sale prices per share of our common stock:

	Price Range
	High	Low
2009:
First Quarter	$4.27	$2.07
Second Quarter	8.31	3.63
Third Quarter	9.21	6.71
Fourth Quarter	7.98	6.14

2008:
First Quarter	$5.93	$5.48
Second Quarter	6.88	6.48
Third Quarter	5.98	5.65
Fourth Quarter	2.99	2.72
On March 10, 2010, the closing sale price of our common stock on the New York Stock Exchange was $8.20.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain all our earnings to finance the growth and development of our business or to redeem shares of our common stock or our senior subordinated notes. Any future change in our dividend policy will be made at the discretion of our Board of Directors and will depend on contractual restrictions, our results of operations, earnings, capital requirements and other factors considered relevant by our Board of Directors. In addition, our senior secured credit facilities and the indenture governing our senior subordinated notes limit the ability of GCA to declare and pay cash dividends. Because we conduct our business entirely through GCA and its subsidiaries, as a practical matter these restrictions similarly limit our ability to pay dividends on our common stock.
Common Stock Repurchases
On April 30, 2009, the Company’s Board of Directors authorized the repurchase pursuant to Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, of up to $25.0 million worth of the Company’s outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes. The maximum authorized repurchases were completed during the third quarter of 2009. On June 24, 2009, the Company repurchased 5.8 million shares from former founder, Robert Cucinotta for approximately $36.2 million, which we believe to be all of the shares previously held by Mr. Cucinotta. On February 16, 2010, the Company’s Board of Directors authorized the repurchase pursuant to Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, of up to an additional $25 million worth of the Company’s outstanding common stock, subject to compliance with such contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes.

Issuer Purchases and Withholding of Equity Securities

							Maximum
							Approximate Dollar
					Total Number of Shares		Value of Shares that
	Total Number of		Average Price per		Purchased as Part of		May Yet Be Purchased
	Shares Purchased or		Share Purchased or		Publicly Announced		Under the Plans or
	Withheld		Withheld		Plans or Programs		Programs
10/1/09 – 10/31/09	1,589,678	(1)	$6.81	(2)	1,589,678	(1)	$8,304,387	(5)
11/1/09 – 11/30/09	1,174,595	(1)	7.07	(2)	1,174,595	(1)	$—	(5)
12/1/09 – 12/31/09	—	(1)	—	(2)	—	(1)	$—	(5)

Subtotals	2,764,273	(1)	6.92	(2)	2,764,273	(1)

10/1/09 – 10/31/09	2,245	(3)	7.31	(4)	2,245	(3)	$—	(5)
11/1/09 – 11/30/09	2,216	(3)	6.91	(4)	2,216	(3)	$—	(5)
12/1/09 – 12/31/09	3,730	(3)	7.92	(4)	3,730	(3)	$—	(5)

Subtotals	8,191	(3)	7.48	(4)	8,191	(3)

Total	2,772,464		$6.92		2,772,464

(1)
Represents shares of common stock that we repurchased in open market transactions pursuant to the Rule 10b-18 share repurchase authorization that we publicly announced on April 30, 2009. Our Board of Directors authorized the repurchase up to $25 million worth of common stock. The share buyback program did not obligate us to repurchase any specific number of shares and could have been suspended or terminated at any time.

(2)	Represents the average price per share of shares of common stock repurchased pursuant to the Rule 10b-18 share buyback program.

(3)
Represents shares of common stock that were withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards. There are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum tax withholding obligations incident to the vesting of such restricted stock awards.

(4)	Represents the average price per share of shares of common stock withheld from restricted stock awards on the date of withholding.

(5)
Represents the maximum approximate dollar value of shares of common stock available for repurchase pursuant to the Rule 10b-18 share repurchase authorization at the end of the stated period. As of December 31, 2009, the maximum approximate dollar value of shares that may yet be purchased pursuant to the Rule 10b-18 share buyback program is 0; However, there are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

STOCK PERFORMANCE GRAPH
The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the S&P Information Technology Index during the approximately 51-month period ending December 31, 2009. As a result of changes in our operations and focus, we believe that the S&P Information Technology Index is a better comparison point for the performance of companies that operate in our industry.
The graph assumes that $100 was invested on September 23, 2005 (the first day our common stock was publicly traded) in our common stock and the $100 was invested on August 31, 2005 in the S&P 500 Index and the S&P Information Technology Index, and that all dividends were reinvested. Research Data Group, Inc. furnished this data. Cumulative total stockholder returns for our common stock, the S&P 500 Index and the S&P Information Technology Index are based on the calendar month end closing prices. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.
This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal years ended December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements, some of which are included herein. Our selected consolidated financial data may not be indicative of our future financial condition or results of operations.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(amounts in thousands, except per share)
Income Statement Data:
Revenues
Cash advance	$289,314	$326,476	$316,094	$287,053	$235,055
ATM	325,953	289,122	240,575	221,727	182,291
Check services	38,525	42,366	31,126	29,166	26,376
Central Credit and other revenues	13,928	13,644	10,145	9,827	10,358

Total revenues	667,720	671,608	597,940	547,773	454,080

Cost of revenues (exclusive of depreciation and amortization)	(501,810)	(492,974)	(428,508)	(384,718)	(308,481)
Operating expenses	(76,005)	(83,962)	(79,614)	(65,021)	(51,206)
Depreciation and amortization	(17,851)	(16,026)	(11,600)	(9,794)	(12,109)

Operating income	72,054	78,646	78,218	88,240	82,284
Interest expense, net (1)	(17,960)	(27,888)	(34,515)	(42,038)	(51,879)

Income from continuing operations before income tax provision	54,094	50,758	43,703	46,202	30,405
Income tax provision	(20,556)	(23,349)	(16,709)	(17,832)	(7,953)

Income from continuing operations, net of tax	33,538	27,409	26,994	28,370	22,452
Income (loss) from discontinued operations, net of tax	44	(3,939)	(3,526)	(1,944)	—

Net income	33,582	23,470	23,468	26,426	22,452

Plus: net loss attributable to minority interest (2)	56	86	236	183	139

Net income attributable to Global Cash Access Holdings, Inc. and subsidiaries	$33,638	$23,556	$23,704	$26,609	$22,591

Basic earnings per share:
Continuing operations	$0.45	$0.36	$0.34	$0.35	$0.49

Discontinued operations	$—	$(0.05)	$(0.05)	$(0.02)	$—

Net income	$0.45	$0.31	$0.29	$0.33	$0.49

Diluted earnings per share:
Continuing operations	$0.45	$0.36	$0.33	$0.35	$0.30

Discontinued operations	$—	$(0.05)	$(0.04)	$(0.03)	$—

Net income	$0.45	$0.31	$0.29	$0.32	$0.30

Weighted average number of common shares outstanding:
Basic	74,232	76,787	81,108	81,641	45,643

Diluted	75,356	76,796	81,377	81,921	74,486

Balance Sheet Data:
(at end of period)
Cash and cash equivalents	$84,768	$77,148	$71,063	$42,269	$35,123
Total assets	501,767	559,150	538,302	587,474	510,418
Total borrowings	249,750	265,750	263,480	274,480	321,412
Stockholders’ equity	145,409	160,878	138,296	132,157	94,484

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Other Data:
Net cash provided by operating activities	$90,963	$71,324	$91,874	$70,079	$38,585
Net cash used in investing activities	(7,235)	(58,708)	(10,960)	(17,061)	(17,860)
Net cash used in financing activities	(74,425)	(7,217)	(49,715)	(46,761)	(35,190)

Other Data (unaudited):
Aggregate dollar amount processed (in billions):
Cash advance	$5.7	$6.5	$6.4	$5.7	$4.7
ATM	$14.5	$15.2	$13.6	$12.3	$9.9
Check warranty	$1.5	$1.8	$1.4	$1.3	$1.1
Number of transactions completed (in millions):
Cash advance	11.7	12.2	11.3	10.4	9.1
ATM	83.4	84.7	73.5	69.2	58.9
Check warranty	6.3	6.5	5.3	5.1	4.7

(1)	Interest expense, net, includes interest income and loss on early extinguishment of debt.

(2)
Minority ownership loss, net of tax, represents the portion of the loss from operations of Innovative Funds Technology, LLC (“IFT”) that is attributable to the 40% ownership interest in IFT that is not owned by us.

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
Overview
We are a provider of cash access products and related services to the gaming industry in the United States and several international markets. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point-of-sale (“POS”) debit cash access transactions, check cashing and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments.
We began our operations as a joint venture limited liability company among M&C International, entities affiliated with Bank of America N.A. (“Bank of America”) and First Data Corporation (“First Data”) in July 1998. In September 2000, Bank of America sold its entire ownership interest in us to M&C International and First Data. In March 2004, Global Cash Access, Inc. (“GCA”) issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 and borrowed $260 million under senior secured credit facilities. Global Cash Access Holdings, Inc (“Holdings”) was formed to hold all of the outstanding ownership interests of GCA and has guaranteed the obligations under the senior secured credit facilities. A substantial portion of the proceeds of these senior subordinated notes and senior secured credit facilities were used to redeem all of First Data’s ownership interest in us and a portion of M&C International’s ownership interest in us through a recapitalization (the “Recapitalization”), in which Bank of America reacquired an ownership interest in us. In May 2004, we completed a private equity restructuring (the “Private Equity Restructuring”) in which M&C International sold a portion of its ownership interest in us to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a Delaware corporation.

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
In May 2008, both Mr. Maskatiya and Mr. Cucinotta resigned from the Company’s Board of Directors. As of December 31, 2008, Mr. Maskatiya and Mr. Cucinotta owned 11.8% and 11.8%, respectively of the Company’s outstanding equity interests of the Company.
In June 2009, the Company repurchased 5,785,602 shares from Robert Cucinotta, which is believed to be all of the shares previously held by Mr. Cucinotta. In June 2009, Karim Maskatiya disposed of a number of shares in open market transactions, which is believed to be all of the shares previously held by Mr. Maskatiya.
We announced on February 28, 2008 that we intended to exit the Arriva Card, Inc. (“Arriva”) business. The assets associated with the Company’s Arriva operations have been reported as held for sale in the accompanying consolidated balance sheet as of December 31, 2008, and the results of operations for the Arriva line of business have been classified to discontinued operations for the six months ended June 30, 2009 and the years ended December 31, 2008 and 2007. The Company determined that as of July 1, 2009, the results of operations for the Arriva line of business were no longer material and the results of operations for the six months ended December 31, 2009 have been classified in continuing operations.
In April 2008, we completed the acquisition of Certegy Gaming Services (“CGS”), an enterprise providing cash access and check products and services to the gaming industry similar to GCA. The results of operations of CGS have been reflected in the applicable business segment financial information following this acquisition. In August 2008, we completed the acquisition of Cash Systems, Inc (“CSI”), a provider of cash access and related services to the retail and gaming industries similar to GCA. The results of operations of CSI have been reflected in the applicable business segment financial information following this acquisition.
Other than insubstantial assets that are immaterial in amount and nature, the sole asset of Holdings is the capital stock of GCA. The consolidated financial data set forth and discussed below reflects our financial condition as if GCA had been a wholly-owned subsidiary of Holdings during each of the periods and at the dates presented.
Trends
Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. The more material trends affecting our business are the following:
•	The gaming sector in the United States continues to experience declines in gaming revenue as compared to the equivalent prior period,
•
Patrons of gaming properties continue to migrate from credit card based transactions to debit transactions as a result of diminished credit access, consumer deleveraging or other consumer initiatives intended to manage spending patterns,

•	There continues to be a migration from the use of traditional paper checks and cash to electronic payments, and
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
Cash advance revenues are comprised of transaction fees assessed to gaming patrons in connection with credit card cash access and POS debit card transactions at the time the transactions are authorized. Such fees are based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash access or POS debit card transaction amount.
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
Other revenues consist primarily of Central Credit, LLC (“Central Credit”) revenues that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated. Also included in Other revenues are revenues generated from Casino Marketing Services and revenues generated from Global Recovery Service revenues (“GRS”). This revenue results from a fee collected from GCA clients for research and investigation, using GCA’s proprietary database to identify funds associated with individual credit card cash access and POS debit card transaction money transfers that were issued upon the completion of such a transaction for which a charge or debit was made to a cardholder’s account but the bank draft was not successfully deposited by GCA’s client.
Our principal costs and expenses include:
Cost of revenues are costs and expenses directly related to the generation of revenue and exclude depreciation and amortization. For credit card cash access and POS debit card transactions, ATM transactions and, to a much lesser extent, check services, we pay a commission to the gaming establishment at which the transaction occurs. Commissions are the largest component of cost of revenues (exclusive of depreciation and amortization). We expect commissions to increase as a percentage of revenue as new contracts are signed or existing contracts are renewed. We pay credit card associations and POS debit networks interchange fees for services they provide in routing transactions through their networks. In addition, we pay fees to participate in various ATM networks. The amounts of these interchange fees are determined by the card associations and networks in their sole discretion, and are subject to increase in their discretion from time to time. Many of our cash access contracts enable us to pass through to our gaming establishment customers, who may in turn pass through to patrons, the amount of any increase in interchange or processing fees. In the past, the major card associations have increased interchange rates at least annually, and they may do so in the future. We pay connectivity and processing fees to our network services providers. We incur warranty expense when checks that we have warranted through our Central Credit Check Warranty service or that TeleCheck Recovery Services, Inc. (“TeleCheck”) has warranted through its check warranty service are dishonored upon presentment for payment. Our contract with TeleCheck limits our warranty expense for checks warranted by TeleCheck to a maximum percentage of the total face amount of dishonored checks. We have no limits on warranty expense for our Central Credit Check Warranty service. Other cost of revenues (exclusive of depreciation and amortization) consists primarily of costs related to delivering our Central Credit service and our patron marketing activities.
Operating expenses consist primarily of salaries and benefits, armored carrier expenses, bank fees, legal expenses, telecommunications expenses and the cost of repair and maintenance on our cash access devices.
We generate interest income on the amount of cash in our bank accounts and on cash that is deposited into accounts to settle our credit card cash access and POS debit card transactions.
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

Results of Operations
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
The following table sets forth the condensed consolidated results of operations and percentages of total revenue for the years ended December 31, 2009 and December 31, 2008 (amounts in thousands):

	December 31, 2009		December 31, 2008
	$	%	$	%
Revenues
Cash advance	$289,314	43.3%	$326,476	48.6%
ATM	325,953	48.8	289,122	43.0
Check services	38,525	5.8	42,366	6.3
Central Credit and other revenues	13,928	2.1	13,644	2.0

Total revenues	667,720	100.0	671,608	100.0

Cost of revenues (exclusive of depreciation and amortization)	(501,810)	(75.2)	(492,974)	(73.4)
Operating expenses	(76,005)	(11.4)	(83,962)	(12.5)
Depreciation and amortization	(17,851)	(2.7)	(16,026)	(2.4)

Operating income	72,054	10.8	78,646	11.7

Interest expense, net	(17,960)	(2.7)	(27,888)	(4.2)

Income from continuing operations before income tax provision	54,094	8.1	50,758	7.6

Income tax provision	(20,556)	(3.1)	(23,349)	(3.5)

Income from continuing operations, net of tax	33,538	5.0	27,409	4.1

Income (loss) from discontinued operations, net of tax	44	—	(3,939)	(0.6)

Net income	33,582	5.0	23,470	3.5

Plus: net loss attributable to minority interest	56	—	86	—

Net income attributable to Global Cash Access Holdings, Inc. and subsidiaries	$33,638	5.0%	$23,556	3.5%

Total Revenues
Total revenues for the year ended December 31, 2009 were $667.7 million as compared to $671.6 million for the prior year, a decrease of $3.9 million, or 0.6%, as compared to the year ended December 31, 2008. The primary driver of the decreased revenue in 2009 was a same-store revenue decline of 11.5%. Revenue generated from a gaming establishment we serve is included in same-store revenues if it contributed cash advance or ATM revenue during both the current and prior year reference periods. Same-store revenue does not include reverse interchange revenue generated in connection with ATM transactions, check services revenue or other revenue. This decline was somewhat offset by the inclusion of the operating results of CGS and CSI for the first three and seven months of 2009, respectively as compared to the same periods of 2008. CGS was acquired on April 1, 2008 and CSI on August 1, 2008. Segment changes in revenue are further discussed below:
Cash advance revenue for the year ended December 31, 2009 was $289.3 million, a decrease of $37.2 million, or 11.4%, as compared to the year ended December 31, 2008. This decrease was primarily due to lower credit usage by patrons at gaming establishments. This had a negative impact on our financial results as revenue generated from a credit card cash access transaction is generally more profitable than revenue generated from an ATM transaction. The number of credit card cash access transactions declined by approximately $0.5 million or 4.1% in 2009, and revenue per transaction also decreased on a year-over-year basis. This decrease was partially offset by the inclusion of three and seven months of operations, in 2009 but not in 2008 of the operations of CGS and CSI, as a result of the 2008 acquisitions of CGS and CSI.
ATM revenue for the year ended December 31, 2009 was $326.0 million, an increase of $36.8 million, or 12.7%, as compared to the year ended December 31, 2008. The increase was primarily attributable to gaming patrons performing a higher percentage of ATM transactions as compared to credit card cash access transactions. Although the number of ATM transactions decreased by $1.3 million or 1.5%, the ATM revenue per transaction increased due to a higher average surcharge assessed per ATM transaction. This increase in ATM revenue for 2009 was compounded by the inclusion of three and seven months of operations, in 2009 but not in 2008 of the operations of CGS and CSI, as a result of the 2008 acquisitions of CGS on April 1, 2008 and CSI on August 1, 2008, respectively.
Check services revenue for the year ended December 31, 2009 was $38.5 million, a decrease of $3.8 million, or 9.1%, as compared to the year ended December 31, 2008. This decrease was primarily attributable to the decrease in the number of check services transactions by $0.2 million or 3.1% largely driven by the loss of customers in this segment. This decrease was partially offset by the inclusion of three and seven months of operations, in 2009 but not in 2008 of the operations of CGS and CSI, as a result of the 2008 acquisitions of CGS and CSI. Check services revenue is also generally impacted by a long-term trend whereby consumers are moving from physical checks to electronic forms of transactions. As a result of this trend and the roll-off of customers lost in 2009, we expect check services revenue to be lower in 2010 than it was in 2009.
Other revenues for the year ended December 31, 2009, were $13.9 million, an increase of $0.3 million, or 2.1%, as compared to the year ended December 31, 2008. This increase was primarily due to additional revenue from GRS. We do not expect GRS to contribute material revenue to 2010 and beyond.
We provide our cash access products and related services almost exclusively to gaming establishments for the purpose of enabling gaming patrons to access cash. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity and participation in discretionary leisure activities has in the past and may in the future decline during economic downturns as fewer patrons frequent gaming establishments due to a lack of confidence related to general economic conditions. With fewer patrons visiting gaming establishments there may be less gaming activity which could result in a decrease in use of our cash access products and related services during fiscal year 2010.

Costs and Expenses
Cost of revenues (exclusive of depreciation and amortization) for the year ended December 31, 2009, was $501.8 million, an increase of $8.8 million, or 1.8%, as compared to the year ended December 31, 2008. The increase was due primarily to increased commission-related expenses, which are the single largest cost element of cost of revenues. The increase in commissions in 2009 was due primarily to:
•
the additional commission expenses resulting from the CGS and CSI acquisitions included in the first three and seven months of 2009 but not included in the first three and seven months of 2008, respectively, and

•
the migration of transactions from credit card cash access transactions to ATM transactions, which have a higher proportion of commission expense to revenue than do credit card cash access transactions.

Operating expenses (exclusive of depreciation) and amortization for the year ended December 31, 2009 were $76.0 million, a decrease of $8.0 million, or 9.5%, as compared to the year ended December 31, 2008. The decrease in operating expenses is driven primarily to the elimination of expenses that were assumed as part of the acquisitions of CGS and CSI. In 2009, we continued to incur high external legal expenses driven by various litigation matters. External legal expenses were approximately $5.1 million in 2009 as compared to $4.2 million in 2008.
During the fourth quarter of 2009, we received a final settlement check for the VISA Check/Master Money Antitrust Litigation for $2.8 million, and in 2008, $0.4 million was received related to the same matter. Monies received for the VISA Check/Master Money Antitrust Litigation in 2009 and 2008 have been recognized as a reduction to operating expenses.
Depreciation and amortization expense for the year ended December 31, 2009 was $17.9 million, an increase of $1.8 million, or 11.4%, as compared to the year ended December 31, 2008. This increase is due primarily to the increase in depreciable assets and amortizing intangibles resulting from the acquisitions of CGS and CSI.
Primarily as a result of the factors described above, operating income for the year ended December 31, 2009 was $72.0 million, a decrease of $6.6 million or 8.4% as compared to the year ended December 31, 2008.
Interest expense, net, was $18.0 million in 2009, a decrease of $9.9 million, or 35.6%, as compared to 2008. The decrease resulted from significantly lower interest rates compared to the prior period, lower average outstanding borrowings partially offset by a higher average draw on the Bank of America Treasury Services Agreement (‘Treasury Services Agreement”). The average balance drawn on this agreement in 2009 was $358.7 million as compared to $319.2 million for the year ended December 31, 2008. The lower interest rates resulted in substantially lower cash usage fees of $2.1 million in 2009. Interest income was also lower due to lower interest rates earned on invested cash balances during 2009 as compared to 2008.
Income tax expense was $20.6 million, a decrease of $2.8 million or 12% for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The provision for income tax reflected an effective income tax rate of 38% for 2009 as compared to 46% for 2008. The decrease in our effective income tax rate is primarily due to a decrease in the expense related to the expiration on non-qualified stock options and their related impact on income tax. Such expenses are not deductible for income tax purposes and therefore, their occurrence results in a relatively higher effective income tax rate.
Primarily as a result of the foregoing, net income was $33.6 million for the year ended December 31, 2009, an increase of $10.1 million or 42.8%, as compared to the prior year.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
The following table sets forth the condensed consolidated results of operations and percentages of total revenue for the years ended December 31, 2008 and December 31, 2007 (amounts in thousands):

	December 31, 2008		December 31, 2007
	$	%	$	%
Revenues
Cash advance	$326,476	48.6%	$316,094	52.9%
ATM	289,122	43.0	240,575	40.2
Check services	42,366	6.3	31,126	5.2
Central Credit and other revenues	13,644	2.0	10,145	1.7

Total revenues	671,608	100.0	597,940	100.0

Cost of revenues (exclusive of depreciation and amortization)	(492,974)	(73.4)	(428,508)	(71.7)
Operating expenses	(83,962)	(12.5)	(79,614)	(13.3)
Depreciation and amortization	(16,026)	(2.4)	(11,600)	(1.9)

Operating income	78,646	11.7	78,218	13.1

Interest expense, net	(27,888)	(4.2)	(34,515)	(5.8)

Income from continuing operations before income tax provision	50,758	7.6	43,703	7.3

Income tax provision	(23,349)	(3.5)	(16,709)	(2.8)

Income from continuing operations, net of tax	27,409	4.1	26,994	4.5

Income (loss) from discontinued operations, net of tax	(3,939)	(0.6)	(3,526)	(0.6)

Net income	23,470	3.5	23,468	3.9

Plus: net loss attributable to minority interest	86	0.0	236	0.0

Net income attributable to Global Cash Access Holdings, Inc. and subsidiaries	$23,556	3.5%	$23,704	4.0%

Total Revenues
Total revenues for the year ended December 31, 2008 were $671.6 million, an increase of $73.7 million, or 12.3%, as compared to the year ended December 31, 2007. Increases in revenue were driven by the acquisitions of CGS and CSI. These increases were offset by the cessation of credit card cash access services in the United Kingdom in September 2007 driven by changes in the regulatory environment in that jurisdiction. The increase in revenues is further discussed on a product basis below:
Cash advance revenue for the year ended December 31, 2008 was $326.5 million, an increase of $10.4 million, or 3.3%, as compared to the year ended December 31, 2007. This increase was driven by the acquisitions of CGS in April 2008 and CSI in August 2008. This increase in revenue driven by the acquisitions was offset by the cessation of the United Kingdom business in 2007 and a decline in same-store revenues of approximately 7.7% due to unfavorable economic conditions.
ATM revenue for the year ended December 31, 2008 was $289.1 million, an increase of $48.5 million, or 20.2%, as compared to the year ended December 31, 2007. The increase was primarily attributable to the acquisitions of CGS in April 2008 and CSI in August 2008. Transactions increased by 14.7% whereas revenue per transaction decreased by 2.0%. This increase in revenue driven by the acquisitions was offset by declines in same-store revenue of approximately 4.4% due to unfavorable economic conditions.
Check services revenue for the year ended December 31, 2008 was $42.4 million, an increase of $11.3 million, or 36.3%, as compared to the year ended December 31, 2007. This increase was primarily attributable to the acquisitions of CGS in April 2008 and CSI in August 2008. This increase was driven both by an increase in the number of checks warranted by 23.3% and an increase in the per face value of checks warranted by 2.1%.
Central Credit and other revenues for the year ended December 31, 2008, were $13.6 million, an increase of $3.5 million, or 34.6%, as compared to the year ended December 31, 2007. This increase was primarily attributable to the acquisitions of CGS effective in April 2008 and CSI effective in August 2008 compounded by additional revenue from GRS which is new to 2008.
Costs and Expenses
Cost of revenues (exclusive of depreciation and amortization) for the year ended December 31, 2008, were $493.0 million, an increase of $64.5 million, or 15.0%, as compared to the year ended December 31, 2007. As a percentage of revenue, cost of revenue (exclusive of depreciation and amortization) increased from 71.7% in 2007 to 73.4% in 2008. This increase was primarily attributable to the acquisitions of CGS in April 2008 and CSI in August 2008. Both CGS and CSI had higher cost of revenue (exclusive of depreciation and amortization) as a percentage of revenue than GCA’s historical business. Cost of revenues (exclusive of depreciation and amortization) increased by 15% and revenues increased by only 12% which resulted in gross margins improving by only 5% over last year.
Operating expenses for the year ended December 31, 2008 were $84.0 million, an increase of $4.4 million, or 5.5%, as compared to the year ended December 31, 2007. The increase in operating expenses is driven primarily by the acquisitions of CGS and CSI. In each case, GCA increased the number of booth operations that it manages for its customers resulting in booth employees and increased number of ATMs that are maintained, resulting in increased ATM management costs. Also, the integration of CGS and CSI resulted in increased costs associated specifically with integration activities such as one-time device set-up charges and increased travel. Operating expenses as a percentage of revenue remained relatively flat with a slight decrease of 0.8% over last year.
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

Interest expense, net, was $27.9 million in 2008, a decrease of $6.6 million, or 19.1%, from $34.5 million in 2007. The decrease resulted from significantly lower interest rates compared to the prior period moderated by higher average outstanding borrowings and a higher average draw on the Treasury Services Agreement. The average balance drawn on this agreement was $319.2 million and $285.2 million for the years ended December 31, 2008 and 2007, respectively.
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
Critical Accounting Policies
The preparation of our financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions. You should review the notes to our consolidated financial statements for a summary of these policies. We believe that our estimates and assumptions are reasonable, based upon information presently available; however, actual results may differ from these estimates under different assumptions or conditions.
Goodwill. We have approximately $174.4 million in net unamortized goodwill on our consolidated balance sheet at December 31, 2009 resulting from our acquisitions of other businesses. We account for goodwill in accordance with Financial Accounting Standards Board (“FASB”) guidance, which requires an annual review of goodwill and other non-amortizing intangible assets for impairment. Our most recent annual assessment was performed as of October 1, 2008 and was updated to October 1, 2009. It was determined that no impairment adjustment was necessary at either date. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates, which could significantly affect our results of operations.
Income Taxes. We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. We account for income taxes in accordance with FASB guidance whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based upon differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. We also follow FASB guidance for the accounting for uncertainty in income taxes as recognized in our consolidated financial statements. The effect on the income tax provision and deferred tax assets and liabilities of a change in rates is recognized in income in the period that includes the enactment date. We believe that it is more likely than not that we will be able to utilize our deferred tax assets. Therefore we have not provided material valuation allowances against our recorded deferred tax assets.

Revenue Recognition. We recognize revenue when evidence of an arrangement exists, services have been rendered, our price is fixed or determinable and collectibility is reasonably assured. We evaluate our revenue streams for proper timing of revenue recognition.
Cash advance revenue is comprised of upfront patron transaction fees assessed at the time the transaction is initiated and typically a percentage of the face amount of the credit card cash access transaction. Cash advance revenue is recognized at the point that a negotiable instrument is generated.
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
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued guidance for the accounting and reporting of business combinations, in which an entity acquiring another business is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the date of acquisition. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the date of acquisition, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. This guidance is effective for business combinations completed subsequent to January 1, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.
In December 2007, the FASB issued guidance which establishes standards for the accounting and reporting of noncontrolling interests in subsidiaries (that is, minority interests) in consolidated financial statements and for the loss of control of subsidiaries. This guidance requires: (a) equity interest of noncontrolling shareholders, partners, or other equity holders in subsidiaries to be accounted for and presented in equity, separately from the parent shareholder’s equity, rather than as liabilities or “mezzanine” items between liabilities and equity; (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; and (c) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. This guidance is effective beginning January 1, 2009, and early adoption of the statement was prohibited. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.
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

In June 2009, the FASB issued guidance to assist in determining whether instruments granted in share-based payment transactions should be treated as participating securities and be included in the calculation of weighted average outstanding shares-basic, which could have an impact on the earnings per share of the Company. This guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.
In July 2009, the FASB issued FASB Accounting Standards Codification (the “Codification”), which became the single source of authoritative non-governmental U.S. GAAP. The Codification superseded all existing non-SEC accounting and reporting standards, deeming all other sources of accounting literature not included in the Codification as non-authoritative. This guidance is effective for interim and annual periods ending after September 15, 2009.
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
Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2009 and 2008, respectively:

	2009	2008
Net cash provided by operating activities	$90,963	$71,324
Net cash used in investing activities	(7,235)	(58,708)
Net cash used in financing activities	(74,425)	(7,217)
Net effect of exchange rates on cash and cash equivalents	(1,683)	686

Net increase in cash and cash equivalents	7,620	6,085

CASH AND CASH EQUIVALENTS—Beginning of period	77,148	71,063

CASH AND CASH EQUIVALENTS—End of period	$84,768	$77,148

Our principal source of liquidity is cash flows from operating activities, which were $91.0 million and $71.3 million for the years ended December 31, 2009 and 2008, respectively. Cash flows from operating activities increased approximately $19.6 million. In 2008, changes in working capital reduced cash flow from operations by approximately $17.0 million, while in 2009, changes in working capital had no significant impact on cash flow from operations. Net income adjusted for non-cash items was approximately the same in each period.
Net cash used in investing activities totaled $7.2 million and $58.7 million for the years ended December 31, 2009 and 2008, respectively, a decrease of $51.5 million. In 2008, we acquired CGS for $20.8 million and CSI for $30.1 million. We had no such acquisitions in 2009. We also realized a net decrease in capital expenditures in 2009 of $1.6 million.
Net cash used in financing activities was $74.4 million and $7.2 million for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, we repaid $16.0 million of our credit facilities. In 2009, the Company’s Board of Directors authorized the repurchase of up to $25.0 million worth of shares of common stock and all of the outstanding shares of stockholder Robert Cucinotta. During the year ended December 31, 2009, we repurchased $61.3 million worth of common stock in connection with these authorizations.

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
On March 10, 2004, GCA completed a private placement offering of $235.0 million of 8.75% senior subordinated notes due 2012 (the “Notes”). All of GCA’s existing and future domestic wholly owned subsidiaries are guarantors of the Notes on a senior subordinated basis. In addition, effective upon the closing of our initial public offering of common stock, Holdings guaranteed, on a subordinated basis, all of GCA’s obligations under the Notes.
Interest on the Notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. On October 31, 2005, $82.3 million or 35% of these Notes were redeemed at a price of 108.75% of face, out of the net proceeds from our initial public offering. GCA may redeem all or a potion of the Notes at redemption prices of 104.375%, on or after March 15, 2008, 102.19% on or after March 15, 2009, or 100.00% on or after March 15, 2010.

The following is a summary of our contractual cash obligations as of December 31, 2009, including the Notes and our senior secured credit facilities:

			2 - 3	4 - 5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
(amounts in thousands)

Long-term debt obligations	$249,750	$1,000	$248,750	$—	$—
Estimated interest obligations (1)	35,368	14,435	20,933	—	—
Operating lease obligations	854	619	226	9	—
Purchase obligations (2)	4,501	1,288	2,575	638	—

Total cash obligations	$290,473	$17,342	$272,484	$647	$—

(1)
Estimated interest payments are computed using the interest rate in effect at December 31, 2009 multiplied by the principal balance outstanding after scheduled principal amortization payments. For the senior secured credit facility and the senior subordinated notes the rates assumed are 1.10% and 8.75%, respectively.

(2)	Included in purchase obligations are minimum transaction processing services from various third-party processors that we use.
Deferred Tax Asset
As of December 31, 2009, we had a net deferred income tax asset of $148.8 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for financial accounting purposes. They are amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.4%, this results in tax payments being approximately $19.0 million less than the provision for income taxes shown on the income statement for financial accounting purposes. This is expected to result in an aggregate cash savings of approximately $177.6 million over the remaining life of the portion of our deferred tax asset related to the conversion. These deferred tax assets may be subject to certain limitations.
Other Liquidity Needs and Resources
Bank of America supplies us with currency needed for normal operating requirements of our ATMs pursuant to a Treasury Services Agreement, as amended. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by the average LIBOR one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that applicable LIBOR increases. As of December 31, 2009, the rate in effect, inclusive of the 25 basis points margin, was approximately 0.50%, and the currency supplied by Bank of America pursuant to this agreement was $428.3 million.
We also need supplies of cash to support our foreign operations. For some foreign jurisdictions, such as the United Kingdom, applicable law and cross-border treaties allow us to transfer funds between our domestic and foreign operations efficiently. For other foreign jurisdictions, we must rely on the supply of cash generated by our operations in those foreign jurisdictions, and the cost of repatriation is prohibitive. For example, Global Cash Access (Canada) Inc. (“GCA Canada”), the subsidiary through which we operate in Canada, generates a supply of cash that is sufficient to support its operations, and all cash generated through such operations is retained by GCA Canada. As we expand our operations into new foreign jurisdictions, we must rely on treaty-favored cross-border transfers of funds, the supply of cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.

We operate IFT, a joint venture with International Game Technology (“IGT”). We own 60% of the equity interests of IFT and IGT owns 40%. The joint venture was formed to develop and market cash access products using slot tickets. Pursuant to the terms of our agreement with IGT, we are obligated to contribute up to our pro rata share of $10.0 million in capital to IFT. Our obligation to contribute additional capital in IFT is conditioned upon capital calls, the necessity of which, are determined in our sole discretion. As of December 31 2009, we had contributed a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.
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
Off-Balance Sheet Arrangements
Treasury Services Agreement. We obtain currency to meet the normal operating requirements of our domestic ATMs pursuant to the Treasury Services Agreement. Under this agreement, all currency supplied by Bank of America remains the sole property of Bank of America at all times until it is dispensed, at which time Bank of America obtains an interest in the corresponding settlement receivable. Because the cash supplied to us under the Treasury Services Agreement is never an asset of ours, supplied cash is not reflected on our balance sheet. At December 31, 2009, the total currency obtained from Bank of America pursuant to this agreement was $428.3 million. Because Bank of America obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America for cash usage pursuant to the Treasury Services Agreement are reflected as interest expense in our financial statements for the following reasons:
•	the Treasury Services Agreement operates in a fashion similar to a revolving line of credit, in that amounts are drawn and repaid on a daily basis;

•
the resource being procured by the Company under the terms of the Treasury Services Agreement is a financial resource and in the absence of such an arrangement, the Company would be required to obtain sufficient alternative financing either on balance sheet or off balance sheet in order to meet its financial obligations;

•
the fees of the Treasury Services Agreement are assessed on the outstanding balance during the applicable period and include a base rate which is tied to LIBOR and a spread, similar to a credit spread, of 25 basis points; and

•
the fees incurred by the Company under the Treasury Services Agreement are a function of both the prevailing rate of LIBOR as dictated by the capital markets and the average outstanding balance during the applicable period as previously noted. The fees do not vary with revenue or any other underlying driver of revenue such as transaction count or dollars processed as is the case with all costs classified as cost of revenue such as interchange expense, and processing fees.

The Company also includes the fees paid under the Treasury Services Agreement as interest in its calculation of the ratio to fixed charges in Exhibit 12.1 contained in Item 15.

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
Senior Secured Credit Facility. As of December 31, 2009, we had $4.1 million in standby letters of credit outstanding as collateral security for First Data related to a Sponsorship Indemnification Agreement whereby First Data agreed to continue its guarantee of performance for us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable VISA and MasterCard rules. GCA has agreed to indemnify First Data and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement.
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
Bank of America supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by the average London Interbank Offered Rates (“LIBOR”) for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that applicable LIBOR increases. As of December 31, 2009, the rate in effect, inclusive of the 25 basis point margin, was approximately 0.50% and the currency supplied by Bank of America pursuant to this agreement was $428.3 million. Based upon the average outstanding amount of currency to be supplied by Bank of America pursuant to this agreement during 2009, which was $358.7 million, each 1% increase in applicable LIBOR would have a $3.6 million impact on income before taxes and minority ownership loss over a 12-month period.
Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. Our interest expense on these credit facilities is the applicable LIBOR plus a margin of 87.5 basis points for the term loan portion and LIBOR plus 87.5 basis points for the revolving credit portion. At December 31, 2009, we had $0 drawn under the revolving credit portion and we had $97.0 million outstanding under the term loan portion at an interest rate, including the margin, of approximately 1.1%. Based upon the outstanding balance on the term loan of $97.0 million on December 31, 2009, each 1% increase in applicable LIBOR would add an additional $1.0 million of interest expense over a 12-month period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Global Cash Access Holdings, Inc.
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Global Cash Access Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Cash Access Holdings, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Las Vegas, NV
March 15, 2010

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(amounts in thousands)

	2009	2008
ASSETS

Cash and cash equivalents	$84,768	$77,148
Restricted cash and cash equivalents	369	388
Settlement receivables	11,001	51,604
Other receivables, net	24,523	16,759
Prepaid and other assets	10,415	11,867
Assets held for sale	—	1,540
Property, equipment and leasehold improvements, net	19,419	24,419
Goodwill, net	174,354	183,929
Other intangibles, net	28,154	34,982
Deferred income taxes, net	148,764	156,514

Total assets	$501,767	$559,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Settlement liabilities	$61,313	$79,150
Accounts payable	28,482	35,561
Accrued expenses	16,813	17,811
Borrowings	249,750	265,750

Total liabilities	356,358	398,272

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value, 500,000 shares authorized and 83,344 and 82,961 shares issued and outstanding at December 31, 2009 and 2008, respectively.	83	83
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at December 31, 2009 and 2008, respectively.	—	—
Additional paid in capital	183,486	172,119
Retained earnings	71,302	37,659
Accumulated other comprehensive income	2,190	1,243
Treasury stock, at cost, 15,404 and 6,017 shares at December 31, 2009 and 2008, respectively.	(111,564)	(50,226)

Total Global Cash Access Holdings, Inc. stockholders’ equity	145,497	160,878

Minority interest	(88)	—

Total stockholders’ equity	145,409	160,878

Total liabilities and stockholders’ equity	$501,767	$559,150

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(amounts in thousands, except earnings per share amounts)

	For the Years Ended December 31,
	2009	2008	2007
Income Statement Data:
REVENUES:
Cash advance	$289,314	$326,476	$316,094
ATM	325,953	289,122	240,575
Check services	38,525	42,366	31,126
Central Credit and other revenues	13,928	13,644	10,145

Total revenues	667,720	671,608	597,940

Cost of revenues (exclusive of depreciation and amortization)	(501,810)	(492,974)	(428,508)
Operating expenses	(76,005)	(83,962)	(79,614)
Depreciation and amortization	(17,851)	(16,026)	(11,600)

OPERATING INCOME	72,054	78,646	78,218
INTEREST EXPENSE, NET	(17,960)	(27,888)	(34,515)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	54,094	50,758	43,703
INCOME TAX PROVISION	(20,556)	(23,349)	(16,709)

Income from continuing operations, net of tax	33,538	27,409	26,994
Income (loss) from discontinued operations, net of tax	44	(3,939)	(3,526)

Net income	33,582	23,470	23,468

Plus: net loss attributable to minority interest	56	86	236

Net income attributable to Global Cash Access Holdings, Inc. and subsidiaries	33,638	23,556	23,704
Foreign currency translation, net of tax	947	(1,465)	547

COMPREHENSIVE INCOME	$34,585	$22,091	$24,251

Basic earnings per share:
Continuing operations	$0.45	$0.36	$0.34

Discontinued operations	$—	$(0.05)	$(0.05)

Net income	$0.45	$0.31	$0.29

Diluted earnings per share:
Continuing operations	$0.45	$0.36	$0.33

Discontinued operations	$—	$(0.05)	$(0.04)

Net income	$0.45	$0.31	$0.29

Weighted average number of common shares outstanding:
Basic	74,232	76,787	81,108

Diluted	75,356	76,796	81,377

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(amounts in thousands, except shares)

				Retained	Accumulated		Equity	Equity
	Common Stock - Series A		Additional	Earnings	Other		Attributable	Attributable
	Number of		Paid in	(Accumulated	Comprehensive		to GCA	to Minority	Total
	Shares	Amount	Capital	Deficit)	Income	Treasury Stock	Holdings, Inc.	Interest	Equity

BALANCE—December 31, 2006	82,312,524	$82	$139,515	$(9,601)	$2,161	$—	$132,157	$103	$132,260

Net income	—	—	—	23,704	—	—	23,704	(236)	23,468
Foreign currency translation	—	—	—	—	547	—	547	—	547
Share-based compensation expense	—	—	22,269	—	—	—	22,269	—	22,269
Restricted stock grants	747,000	1	(1)	—	—	—	—	—	—
Restricted stock cancellations	(181,061)	—	—	—	—	—	—	—	—
Exercise of stock options	103,249	—	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	—	—	(38,462)	(38,462)	—	(38,462)
Restricted share vesting withholdings	—	—	1,287	—	—	(3,206)	(1,919)	—	(1,919)
Minority interest	—	—	—	—	—	—	—	268	268

BALANCE—December 31, 2007	82,981,712	$83	$163,070	$14,103	$2,708	$(41,668)	$138,296	$135	$138,431

Net income	—	—	—	23,556	—	—	23,556	(86)	23,470
Foreign currency translation	—	—	—	—	(1,465)	—	(1,465)	—	(1,465)
Share-based compensation expense	—	—	9,049	—	—	—	9,049	—	9,049
Restricted stock grants	5,500	—	—	—	—	—	—	—	—
Restricted stock cancellations	(26,083)	—	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	—	—	(8,233)	(8,233)	—	(8,233)
Restricted share vesting withholdings	—	—	—	—	—	(325)	(325)	—	(325)
Minority interest	—	—	—	—	—	—	—	(49)	(49)

BALANCE—December 31, 2008	82,961,129	$83	$172,119	$37,659	$1,243	$(50,226)	$160,878	$—	$160,878

Net income	—	—	—	33,638	—	—	33,638	(56)	33,582
Foreign currency translation	—	—	—	—	947	—	947	—	947
Share-based compensation expense	—	—	8,454	—	—	—	8,454	—	8,454
Exercise of options	432,116	—	2,913	—	—	—	2,913	—	2,913
Restricted stock cancellations	(54,200)	—	—	—	—	—	—	—	—
Restricted share accelerations	4,084	—	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	—	—	(61,159)	(61,159)	—	(61,159)
Restricted share vesting withholdings	—	—	—	—	—	(179)	(179)	—	(179)
Minority interest	—	—	—	—	—	—	—	(32)	(32)
Other	1,363	—	—	5	—	—	5	—	5

BALANCE—December 31, 2009	83,344,492	$83	$183,486	$71,302	$2,190	$(111,564)	$145,497	$(88)	$145,409

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(amounts in thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,582	$23,470	$23,468
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	973	973	973
Amortization of intangibles	8,196	6,802	5,487
Depreciation	9,740	9,418	6,302
Loss on sale or disposal of assets	139	—	139
Provision for bad debts	7,955	17,565	11,184
Deferred income taxes	19,578	20,677	14,514
Stock-based compensation	8,454	9,050	22,269
Changes in operating assets and liabilities:
Settlement receivables	9,220	16,425	76,605
Other receivables, net	(11,850)	4,281	(22,827)
Prepaid and other assets	577	(1,400)	1,071
Settlement liabilities	13,505	(30,649)	(44,797)
Accounts payable	(7,528)	8,393	(3,855)
Accrued expenses	(1,578)	(13,681)	1,341

Net cash provided by operating activities	90,963	71,324	91,874

CASH FLOWS FROM INVESTING ACTIVITIES:
Certegy Gaming acquisition, net of cash	—	(20,783)	—
Cash Systems Inc acquisition, net of cash	(38)	(30,098)	—
Purchase of property, equipment and leasehold improvements and other intangibles	(7,216)	(8,819)	(10,930)
Changes in restricted cash and cash equivalents	19	992	(30)

Net cash used in investing activities	(7,235)	(58,708)	(10,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	121,000	—
Repayments under credit facility	(16,000)	(118,730)	(11,000)
Debt issuance costs	—	—	(23)
Proceeds from exercise of stock options	2,913	—	1,287
Purchase of treasury stock	(61,338)	(9,487)	(40,379)
Minority capital contributions	—	—	400

Net cash used in financing activities	(74,425)	(7,217)	(49,715)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(1,683)	$686	$(1,055)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,620	6,085	30,144

CASH AND CASH EQUIVALENTS—Beginning of period	77,148	71,063	40,919

CASH AND CASH EQUIVALENTS—End of period	$84,768	$77,148	$71,063

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$17,634	$29,459	$37,549

Income taxes	$3,795	$617	$1,055

Difference in timing of treasury share purchases	$—	$929	$—

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND BASIS OF PRESENTATION
Global Cash Access Holdings, Inc. is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. Unless otherwise indicated, the terms “the Company,” “Holdings,” “we,” “us” and “our” refer to Global Cash Access Holdings, Inc. together with its consolidated subsidiaries. Holdings was formed on February 4, 2004 for the purpose of holding all of the outstanding capital stock of Global Cash Access, Inc. (“GCA”) and to guarantee the obligations under our senior secured credit facilities.
GCA provides cash access products and services to the gaming industry. The Company’s cash access products and services allow gaming patrons to access funds through a variety of methods, including credit card cash access transactions, POS debit card cash access transactions, ATM withdrawals, check cashing transactions and money transfers. These services are provided to patrons at gaming establishments directly by GCA or through one of its subsidiaries.
The Company also owns and operates a credit reporting agency for the gaming industry through a wholly-owned subsidiary, Central Credit and provides credit-information services and credit-reporting history on gaming patrons to various gaming establishments. Central Credit operates in both international and domestic gaming markets. The Company, prior to December 31, 2009, operated a subsidiary, Arriva, that issued consumer revolving credit accounts. On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. The assets associated with Arriva operations have been segregated and reported as held for sale in the accompanying consolidated balance sheets as of December 31, 2008 and the results of operations for the Arriva line of business have been classified to discontinued operations for the six months ended June 30, 2009 and the years ended December 31, 2008 and 2007. The Company determined that as of July 1, 2009, the results of operations for the Arriva line of business were no longer material and the results of operations for the six months ended December 31, 2009 have been included in continuing operations.
IFT, formerly known as QuikPlay, LLC, is a joint venture that was formed on December 6, 2000, and is owned 60% by GCA and 40% by IGT. IGT is one of the largest manufacturers of gaming equipment in the United States. As GCA is the managing member of this entity, IFT has been consolidated in the Company’s consolidated financial statements for all periods presented.
The Company provides some services in conjunction with companies wholly owned by First Data, including Integrated Payment Systems, Inc. and IPS Canada, Inc. (collectively, “IPS”), TRS Recovery Services, Inc., and Western Union Financial Services, Inc. (“Western Union”). GCA is a money transfer agent for Western Union, a wholly owned subsidiary of First Data. Western Union contracts directly with the gaming establishments and provides GCA commissions on the transactions processed by the gaming establishment. These commissions are included as part of other revenues in the accompanying consolidated statements of income.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications for controlling interests as per FASB guidance have been made within the consolidated financial statements of the prior years in order to conform to the current year presentation.
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

Restricted Cash and Cash Equivalents
As part of certain of our sponsorship agreements, we are required to maintain minimum deposits of $350,000 as collateral for any potential chargeback loss activity occurring as a result of the sponsorship arrangements. All interest received on these deposits is also recorded to restricted cash and cash equivalents. As of December 31, 2009, the total balance of restricted cash and cash equivalents was $368,529.
ATM Funding Agreements
The Company obtains all of the cash required to operate its ATMs through various ATM Funding Agreements more fully described in Note 3. Some gaming establishments provide the cash utilized within the ATM (“Site-Funded”). The receivables generated for the amount of cash dispensed from transactions performed at our ATMs are owned by GCA and GCA is liable to the gaming establishment for the face amount of the cash dispensed. In the consolidated balance sheets, the amount receivable for transactions processed on these ATM transactions is included within settlement receivables and the amount due to the gaming establishment for the face amount of dispensing transactions is included within settlement liabilities. As of December 31, 2009 and 2008, the Company operated 1,456 and 1,299 ATMs, respectively, that were Site-Funded. For our non-Site Funded locations, GCA obtains the necessary cash to service these machines through the Treasury Services Agreement. Under the terms of this agreement, neither the cash utilized within the ATMs nor the receivables generated for the amount of cash dispensed through transactions on the ATMs are owned or controlled by GCA. Therefore, these amounts have been excluded from the consolidated balance sheets. We are charged a cash usage fee for the cash used in these ATMs, which is included as interest expense in the consolidated statements of income. The Company recognizes the fees as interest expense due to the similar operational characteristics to a revolving line of credit, the fact that the fees are calculated on a financial index and the fees are paid for access to a capital resource.
Settlement Receivables and Settlement Liabilities
In the credit card cash access and POS debit card cash access transactions provided by GCA and GCA Canada, the gaming establishment is reimbursed for the cash disbursed to gaming patrons through a negotiable instrument issued by IPS. IPS is a licensed issuer of payment instruments that is wholly owned by First Data. Pursuant to the agreement with IPS, GCA indemnifies IPS for any losses incurred in conjunction with credit cash access transactions, and thus, assumes all of the risks and rewards. GCA receives reimbursement from the patron’s credit or debit card issuer for the transaction in an amount equal to the negotiable instrument issued to the gaming establishment plus the fee charged to the patron. This reimbursement is included within the settlement receivables on the consolidated balance sheets. GCA then remits to IPS the amount of the negotiable instrument issued to the gaming establishment. The amount of unpaid negotiable instruments are included within settlement liabilities on the consolidated balance sheets.
Warranty Receivables
In the check services transactions provided by Central Credit, Central Credit warrants check cashing transactions performed at gaming establishments. If a gaming establishment chooses to have a check warranted, it sends a request to a check warranty service provider, asking whether it will warrant the check. The gaming establishment then pays the patron the check amount and deposits the check. If the check is dishonored by the patron’s bank, the gaming establishment invokes the warranty, and the check warranty service provider purchases the check from the gaming establishment for the full check amount and then pursues collection activities on its own. All amounts paid out to the gaming establishment related to these items result in a warranty receivable from the patron. This amount is recorded in other receivables, net on the consolidated balance sheets. On a monthly basis, Central Credit evaluates the collectibility of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the consolidated statements of income. The Company writes off all warranty receivables that are older than one year in age.

A summary activity of the reserve for warranty losses as of December 31, 2009 and 2008 is as follows (amounts in thousands):

Balance, December 31, 2007	$7,422
Warranty expense provision	12,647
Charge offs against reserve	(8,954)

Balance, December 31, 2008	$11,115
Warranty expense provision	8,086
Charge offs against reserve	(10,606)

Balance, December 31, 2009	$8,595

Discontinued Operations
On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. During the period following February 7, 2008 up to June 30, 2009, the Company actively marketed the Arriva business for sale and accordingly classified the net assets of Arriva as available for sale on the consolidated balance sheet as of December 31, 2008. The operations for Arriva have been classified as discontinued operations for the six months ended December 31, 2009 and for the 12 months ended December 31, 2008 and 2007. In July 2009, it was determined that the Arriva business was no longer significant and therefore not included in discontinued operations for the second half of 2009.
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
Property, equipment and leasehold improvements are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset’s carrying value. As of December 31, 2009, the Company does not believe any of its property, equipment, or leasehold improvements are impaired.

Acquisitions
The Company accounts for business combinations in accordance with the guidance issued by the FASB, which requires that the assets acquired and liabilities assumed be recorded at their estimated fair values. The Company completed its acquisition of CGS in April 2008, in which 100 percent of the outstanding common shares of CGS were acquired for a total purchase price net of cash of $20.8 million. In connection with this acquisition, the Company allocated the purchase price as follows: property and equipment of $1.6 million, intangible assets of $12.3 million, negative net working capital of $4.6 million and goodwill of $11.5 million. The Company recognized $2.0 million and $1.3 million of amortization on CGS customer contracts in 2009 and 2008, respectively. The intangible assets of $12.3 million were assigned to customer contracts and are being amortized on an accelerated basis over their estimated useful lives as follows:
The following table shows the estimated annual amortization of the customer contracts (in thousands):

	Amount	2010	2011	2012	2013	2014	Thereafter
Customer contracts	8,821	2,105	1,622	1,523	1,039	922	1,610
The Company completed its acquisition of CSI in August 2008, in which 100 percent of the issued and outstanding shares of CSI were converted into the right to receive cash in the amount of $0.50 per share and provided CSI with the funds to repay all of its outstanding convertible promissory notes, for a purchase price of $30.1 million. In connection with this acquisition, the Company allocated the purchase price as follows: property and equipment of $0.8 million, intangible assets for $14.4 million, negative net working capital of $0.8 million and goodwill of $15.7 million. The Company recognized $2.4 million and $1.2 million of amortization on CSI customer contracts in 2009 and 2008, respectively. $13.2 million of the intangible assets were assigned to customer contracts and are being amortized on an accelerated basis over their estimated useful lives as follows:
The following table shows the estimated annual amortization of the customer contracts (in thousands):

	Amount	2010	2011	2012	2013	2014	Thereafter
Customer contracts	9,599	1,933	1,655	1,541	1,268	1,063	2,139
There were no acquisitions during the year ended December 31, 2009.
The following table presents our unaudited pro forma results of operations as though the acquisitions of CGS and CSI occurred as of the beginning of the periods being reported. The unaudited pro forma financial information is for informational purposes only and does not purport to present what our results would have actually been had these transactions actually occurred on the dates presented or to project our results of operations for any future period.
Unaudited Pro Forma Information:
(in thousands, except per share data)

	For the years ended
	2008	2007
Revenue	$737,396	$799,204
Income from continuing operations	$20,307	$3,116
Net income (loss)	$16,368	$(410)

Net income (loss) per common share
Basic	$0.21	$(0.01)
Diluted	$0.21	$(0.01)

Weighted average shares outstanding
Basic	76,787	81,108
Diluted	76,796	81,377
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations.
The Company accounts for goodwill in accordance with FASB guidance, which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This guidance also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company tests for impairment annually, or more often under certain circumstances. The Company does not believe that any of its goodwill is impaired as of December 31, 2009 and 2008 based upon the results of our impairment testing.

The changes in the carrying amount of goodwill for the year ended December 31, 2009 are as follows (in thousands):

	Cash			Central Credit
	Advance	ATM	Check Services	and Other	Total
Balance as of January 1, 2008	$93,385	$24,033	$22,344	$17,127	$156,889

Goodwill acquired during the year	13,869	11,530	1,641	—	27,040

Balance as of December 31, 2008	$107,254	$35,563	$23,985	$17,127	$183,929

Goodwill adjustments	(6,359)	(2,512)	(704)	—	(9,575)

Balance as of December 31, 2009	$100,895	$33,051	$23,281	$17,127	$174,354

The changes in goodwill to the Cash Advance, ATM and Check Services reportable segments of $6.4 million, $2.5 million and $0.7 million, respectively, during the year ended December 31, 2009 are due primarily to an adjustment to the deferred tax asset acquired at acquisition of CSI as allocated to those segments. All goodwill has been allocated to its respective reporting units, per the table above. There has been no additional goodwill recognized during the year ended December 31, 2009.
Other Intangible Assets
Other intangible assets consist primarily of customer contracts (rights to provide processing services to gaming establishment customers) acquired through business combinations and acquisitions, capitalized software development costs and the acquisition cost of our patent related to the “3-in-1 rollover” technology acquired in 2005. The acquisition cost of the 3-in-1 rollover patent is being amortized over the term of the patent, which expires in 2018. Excluding the patent, other intangibles are amortized on a straight-line basis over periods ranging from 3 to 10 years.
Other intangibles consist of the following as of December 31, (in thousands):

	2009	2008

Computer software	$17,343	$19,882
Patents and trademarks	10,214	10,066
Customer contracts	35,406	34,451
Non-compete agreements	400	200

	63,363	64,599
Less accumulated amortization	(35,209)	(29,617)

Total	$28,154	$34,982

Amortization expense related to these intangibles totaled approximately $8.1 million, $7.2 million and $5.3 million, for the years ended December 31, 2009, 2008 and 2007, respectively.
At December 31, 2009 the total amount of net book value of amortizable intangible assets was approximately $27.9 million. The anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in millions):

2010	6.3
2011	5.3
2012	4.3
2013	3.4
2014	2.4
Thereafter	6.2

$27.9

The Company accounts for the costs related to computer software developed or obtained for internal use in accordance with FASB guidance, which establishes that computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Costs incurred in the application development phase and any upgrades and enhancements that modify the existing software and result in additional functionality are capitalized and amortized over their useful lives, generally not to exceed three years. These costs consist of outside professional fees related to the development of our systems. The Company capitalized $1.1 million, $0.2 million and $0.9 million, of development costs for the years ended December 31, 2009, 2008 and 2007, respectively.
Chargebacks
The Company has established an allowance for chargebacks on credit and debit card cash access transactions based upon past experience with losses arising from disputed charges by customers. Management periodically reviews the recorded balance to ensure the recorded amount adequately covers the expected losses to be incurred from disputed charges. The recorded allowance for chargebacks is included within accrued expenses on the consolidated balance sheets and had a balance of $0.1 million and $0.3 million as of December 31, 2009 and 2008, respectively. The Company expensed $0.1 million, $0.3 million and $0.3 million in chargeback losses on credit and debit card cash access transactions for the years ended December 31, 2009, 2008 and 2007, respectively.
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

	Fair Value	Carrying Value
December 31, 2009:
Senior secured credit facility	$97,000	$97,000
Senior subordinated notes	$153,132	$152,750

December 31, 2008:
Senior secured credit facility	$113,000	$113,000
Senior subordinated notes	$120,863	$152,750
Revenue Recognition
The Company recognizes revenue when evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. The Company evaluates its revenue streams for proper timing of revenue recognition.
Cash advance revenue is comprised of the fee charged to patrons for credit card cash access and POS debit card transactions. Revenue recognition occurs at the point a negotiable instrument is generated by the gaming establishment cage for the patron’s transaction or cash is dispensed from an ATM.
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
Other revenues consists primarily of GRS and Casino Marketing Services revenues. Each of these revenue streams is comprised of a fee collected from GCA gaming establishment customers for research and investigation, using GCA’s proprietary database.
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
Advertising Costs
The Company expenses advertising costs as incurred. Total advertising expense, included in operating expenses in the consolidated statements of income, was $0.1 million, $0.2 million, and $0.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Income Taxes
Income tax expense includes U.S. and international income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Since it is management’s practice and intent to reinvest the earnings in the international operations of our foreign subsidiaries, U.S. federal income taxes have not been provided on the undistributed earnings of any foreign subsidiaries except for GCA (Macau) S.A. (“GCA Macau”). Some items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.
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
Use of Estimates
The Company has made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. The actual results may differ from these estimates. The significant accounting estimates incorporated into the Company’s consolidated finacial statements include:
•	the estimated reserve for warranty expense associated with our check warranty receivables;
•	the valuation and recognition of share-based compensation;

•	the valuation allowance on our deferred tax asset; and
•	the estimated cash flows in assessing the recoverability of long-lived assets.

Earnings Applicable to Common Stock
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

	2009	2008	2007
Weighted average number of common shares outstanding — basic (1)	74,232	76,787	81,108
Potential dilution from equity grants (2)(3)	1,124	9	269

Weighted average number of common shares outstanding — diluted	75,356	76,796	81,377

(1)
Included in the calculation of weighted average common shares outstanding — basic are 613,691 of unvested shares of restricted stock granted in share-based payment transactions for the year ended December 31, 2009 because such unvested shares have voting rights as well as the right to participate in dividend distributions made by the Company to its common shareholders.

(2)
The potential dilution excludes the weighted average effect of stock options to acquire 7,786,381, 7,640,100 and 2,640,906, shares of common stock at December 31, 2009, 2008 and 2007, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

(3)
The potential dilution excludes the weighted average effect of shares of time-based restricted stock of 1,476, 199,686 and 321,485 shares of for the years ended December 31, 2009, 2008 and 2007, respectively, as the application of the treasury stock method makes them anti-dilutive.

Stock-Based Compensation
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
The estimated per share weighted-average fair value of stock options granted during 2009, 2008 and 2007 was $1.38, $3.24 and $4.22, respectively.
We have estimated the fair value of options granted at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the years ended December 31,:

	2009	2008	2007
Risk-free interest rate	2.0%	2.9%	4.2%
Expected life of options (in years)	6.3	6.3	6.3
Expected volatility	57.5%	46.3%	33.6%
Expected dividend yield	0.0%	0.0%	0.0%
The expected life (estimated period of time outstanding) of options granted was estimated using the guidance provided by the SEC. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility for options granted in 2009 was based upon our historical volatility. The expected dividend yield is based on the Company’s historical practice of not paying dividends.

Stock-based compensation related to time-based restricted shares is calculated based on the closing market price of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid, if any, on the Company’s common stock prior to vesting of the restricted stock.
Fair Value Measures
In September 2006, the FASB issued guidance on fair value measurements, which defines fair value, establishes a hierarchical framework for measuring fair value in GAAP, and expands disclosures about fair value measurements and provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This guidance, as amended, was adopted on January 1, 2008, and among other things, requires enhanced disclosures about financial assets and liabilities that are measured and reported at fair value.
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
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued guidance for the accounting and reporting of business combinations, in which an entity acquiring another business is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the date of acquisition. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the date of acquisition, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. This guidance is effective for business combinations completed subsequent to January 1, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.
In December 2007, the FASB issued guidance which establishes standards for the accounting and reporting of noncontrolling interests in subsidiaries (that is, minority interests) in consolidated financial statements and for the loss of control of subsidiaries. This guidance requires: (a) equity interest of noncontrolling shareholders, partners, or other equity holders in subsidiaries to be accounted for and presented in equity, separately from the parent shareholder’s equity, rather than a liabilities or a “mezzanine” items between liabilities and equity; (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; and (c) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. This guidance is effective beginning January 1, 2009, and early adoption of the statement is prohibited. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.
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
In June 2009, the FASB issued guidance to assist in determining whether instruments granted in share-based payment transactions should be treated as participating securities and be included in the calculation of weighted average outstanding shares-basic, which could have an impact on the earnings per share of the Company. This guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited. The adoption of this guidance did not have a material impact on the consolidated financial statements of the Company.
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
3. ATM FUNDING AGREEMENTS
Bank of America Treasury Services Agreement
On December 19, 2007, GCA entered into the Treasury Services Agreement, that allowed for the Company to utilize up to $360 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for the Company’s ATMs. For use of these funds, the Company pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points.
The Company recognizes the fees that it pays to Bank of America for cash usage pursuant to the Treasury Services Agreement are reflected as interest expense in our financial statements for the following reasons:
•	the Treasury Services Agreement operates in a fashion similar to a revolving line of credit in that amounts are drawn and repaid on a daily basis;
•
the resource being procured by the Company under the terms of the Treasury Services Agreement is a financial resource and in the absence of such an arrangement, the Company would be required to obtain sufficient alternative financing either on balance sheet or off balance sheet in order to meet its financial obligations;

•
the fees incurred by the Company under the Treasury Services Agreement are a function of both the prevailing rate of LIBOR as dictated by the capital markets and the average outstanding balance during the applicable period as previously noted. The fees do not vary with revenue or any other underlying driver of revenue such as transaction count or dollars processed as is the case with all costs classified as cost of revenue such as interchange expense, and processing fees.

Pursuant to the Treasury Services Agreement, the limit on the maximum allowable currency to be provided by Bank of America was increased to $410 million. The amount provided by Bank of America can be increased above $410 million at the option of Bank of America. All other terms of the Treasury Services Agreement remains in full force and effect.
At December 31, 2009 and 2008, the outstanding balance of ATM cash utilized by GCA from Bank of America was $428.3 million and $521.8 million, respectively. For the years ended December 31, 2009, 2008 and 2007, the cash usage fees incurred by the Company were $2.1 million, $9.3 million and $15.9 million, respectively. The cash usage fee is included within interest expense on the Company’s consolidated statements of income. The Company recognizes the fees as interest expense due to the similar operational characteristics to a revolving line of credit, the fact that the fees are calculated on a financial index and the fees are paid for access to a capital resource. The rates in effect at December 31, 2009 and 2008, to compute the cash usage fee were 0.5%, and 1.4%, respectively.
The Company is responsible for any losses of cash in the ATMs under the agreement with Bank of America. The Company is self insured related to this risk. For the years ended December 31, 2009, 2008 and 2007, the Company has incurred no material losses related to this self insurance.
Site Funded ATMs
The Company operates ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these Site Funded ATMs. The Site Funded ATM liability is included within settlement liabilities in the accompanying consolidated balance sheets and was $37.3 million and $50.6 million as of December 31, 2009 and 2008, respectively. The Company operated 1,456 and 1,299 Site Funded ATMs, as of December 31, 2009 and 2008, respectively.
4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Property, equipment and leasehold improvements consist of the following as of December 31, (in thousands):

	Useful Life	2009	2008

ATM equipment	10	$62,546	$58,929
Cash advance equipment	7	6,657	8,320
Office, computer and other equipment	5	5,305	5,193
Leasehold and building improvements	20	2,678	2,554

		77,186	74,996
Less accumulated depreciation		(57,767)	(50,577)

Total		$19,419	$24,419

5. BENEFIT PLANS
Defined Contribution Plan
The Company has a retirement savings plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering its employees. The 401(k) Plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, the Company matches a percentage of these employee contributions. Expenses related to the matching portion of the contributions to the 401(k) plan were $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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
Generally, stock options and restricted stock granted under the 2005 Plan (other than those granted to non-employee directors) will vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Unless otherwise provided by the administrator, an option granted under the 2005 Plan generally expires ten years from the date of grant. Stock options are issued with an exercise price equal to at the closing market price of the Company’s stock on the date of grant.
As of December 31, 2009, the Company had reserved 13,747,786 shares of common stock for the grant of stock options and other equity incentive awards under the 2005 Plan. On the first business day of each fiscal year beginning with the fiscal year commencing on January 1, 2006, annual increases will be added to the 2005 Plan equal to the lesser of: 3,800,000 shares, 3% of all outstanding shares of our common stock immediately prior to such increase, or a lesser amount determined by our Board of Directors.
A summary of award activity under the Company’s 2005 Plan as of December 31, 2009 and changes during the two years then ended are as follows:

	Weighted Average			Equity Awards
	Exercise Price	Stock Options	Restricted Stock	Available for
	(Per Share)	Granted	Granted	Grant

Balance outstanding — December 31, 2007	$13.21	4,283,156	396,784	3,173,799

Additional authorized shares	N/A	—	—	2,493,570
Granted	$6.66	4,531,500	5,500	(4,537,000)
Exercised	$16.34	—	(185,950)	—
Forfeited or canceled	$13.16	(1,819,164)	(26,083)	1,845,247

Balance outstanding — December 31, 2008	$8.93	6,995,492	190,251	2,975,616

Additional authorized shares	N/A	—	—	2,488,819
Granted	$2.47	2,981,500	1,047,875	(4,029,375)
Exercised	$6.75	(432,116)	(142,170)	—
Forfeited or canceled	$6.52	(683,043)	(54,200)	737,243

Balance outstanding — December 31, 2009	$6.98	8,861,833	1,041,756	2,172,303

In addition to the 2005 Plan, the Company granted our former Chief Financial Officer an option to acquire 722,215 shares of common stock as part of his employment agreement in 2004 (the “Hagerty Plan”). This option had an exercise price of $8.05 per share and would expire 10 years from the date of grant. Under the terms of the Hagerty Plan, 25% of the shares subject to the Hagerty Plan vested on July 12, 2005 and 1/48 of the shares subject to the Hagerty Plan vested on the 12th day of each month thereafter. Upon termination of Mr. Hagerty’s employment with the Company in July 2007, all of the shares subject to the Hagerty Plan immediately vested. During the years ended December 31, 2007 and 2006, Mr. Hagerty exercised his option to acquire 27,000 and 100,000 shares of common stock. At December 31, 2007, Mr. Hagerty had the option to acquire 595,215 shares of common stock. This option expired in January 2008.
In February 2008, our Board of Directors approved the grant of options to issue 4.1 million shares of common stock to existing employees, newly hired employees and certain non-employee members of the Company’s Board of Directors. These shares vest over a four-year period. The estimated total fair value of the awards at the date of grant was $12.2 million. In February 2009, our Board of Directors approved the grant of options to issue 2.8 million shares of common stock to existing employees, newly hired employees and certain non-employee members of the Company’s Board of Directors. These shares vest over a four-year period. The estimated total fair value of the awards at the date of grant was $4.1 million.

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
The following tables summarize additional information regarding the options that have been granted under the 2005 Plan and the option grant to our former Chief Financial Officer upon commencement of his employment in 2004:

		Weighted Avg.	Weighted
	Number of	Exercise Price	Average Life	Aggregate
	Common Shares	(Per Share)	Remaining	Intrinsic Value
				(in thousands)

Balance outstanding — December 31, 2007	4,878,371	$12.58	7.7 years	$30,560

Granted	4,531,500	—
Exercised	—	—
Cancelled or forfeited	(2,576,546)	—

Balance outstanding — December 31, 2008	6,833,325	$8.90	8.5 years	—

Granted	2,981,500	—
Exercised	(432,116)	—
Cancelled or forfeited	(520,876)	—

Balance outstanding — December 31, 2009	8,861,833	$6.98	8.0 years	$15,763

Balance exercisable — December 31, 2009	3,420,630	$10.22	7.0 years	$4,814

Balance expected to be exercised	3,223,269	$10.15	7.1 years	$4,557

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contract	Exercise	Number	Exercise
Prices	Outstanding	Life	Prices	Exercisable	Price
$0.00 – $5.99	2,873,500	9.1 years	$2.46	153,749	$3.95
$6.00 – $8.99	3,522,809	8.2 years	$6.72	1,349,956	$6.72
$9.00 – $12.99	1,000,000	7.8 years	$9.99	520,833	$9.99
$13.00 – $13.99	1,008,857	5.2 years	$13.98	1,008,335	$13.98
$14.00 – $14.99	160,000	6.6 years	$14.22	137,499	$14.16
$15.00 – $15.99	151,667	6.2 years	$15.22	130,624	$15.23
$16.00 – $18.99	145,000	6.5 years	$16.85	119,789	$16.93

	8,861,833			3,420,785

The weighted-average grant-date fair value per share of the options granted during the years ended December 31, 2009, 2008 and 2007 was $1.38, $3.24 and $4.22, respectively.
During the year ended December 31, 2009, 432,116 options were exercised, we received $2.9 million in cash from the exercise of options. The intrinsic value of options exercised during the year ended December 31, 2009 was $1.4 million. We recorded $6.1 million in non-cash compensation expense related to options granted that are expected to vest. As of December 31, 2009, there was $12.2 million in unrecognized compensation expense related to options expected to vest. That cost is expected to be recognized on a straight-line basis over a weighted average period of 2.4 years.
During the year ended December 31, 2008, no options were exercised. During the year ended December 31, 2008, we recorded $7.1 million in non-cash compensation expense related to options granted that are expected to vest.
During the year ended December 31, 2007, 103,248 options were exercised, we received $1.3 million in cash from the exercise of options. The total intrinsic value of options exercised during the year ended December 31, 2007, was $1.8 million. During the year ended December 31, 2007, we recorded $10.5 million in non-cash compensation expense related to options granted that are expected to vest.
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

A summary of non-vested share awards for the Company’s time-based restricted shares as of December 31, 2009 and changes during the years then ended are as follows:

		Weighted
	Shares	Average Grant	Aggregate Fair
	Outstanding	Date Fair Value	Value
			(in thousands)

Balance — December 31, 2007	396,784	$16.18	$6,414

Granted	5,500	6.87	$38
Vested	(185,950)	16.34	$(3,038)
Forfeited	(26,083)	16.54	$(431)

Balance — December 31, 2008	190,251	$15.67	$2,983

Granted	1,047,875	2.20	$2,305
Vested	(142,170)	12.14	$(1,726)
Forfeited	(54,200)	5.69	$(308)

Balance — December 31, 2009	1,041,756	$3.12	$3,254

During the years ended December 31, 2009, 2008 and 2007, we recorded $2.4 million, $1.9 million and $11.8 million in non-cash compensation expense, respectively, related to the restricted stock granted that is expected to vest. As of December 31, 2009, there was $3.1 million in unrecognized compensation expense related to time-based restricted shares expected to vest. That cost is expected to be recognized on a straight-line basis over a weighted average period of 3.1 years.

6. COMMITMENTS AND CONTINGENCIES
Lease Obligations
The Company leases office facilities and operating equipment under cancelable and non-cancelable agreements. Total rent expense was approximately $0.6 million, $0.6 million and $0.6 million, for the years ended December 31, 2009, 2008 and 2007, respectively.
At December 31, 2009, the minimum aggregate rental commitment under all non-cancelable operating leases for the years then ending was (in thousands):

2010	619
2011	196
2012	30
2013	9
Thereafter	—

Total	$854

Litigation Settlement Awards
VISA Check/MasterMoney Antitrust Litigation. The VISA Check/MasterMoney Antitrust Litigation began in October 1996 with the filing of lawsuits by certain retailers and retail trade associations against VISA U.S.A. Inc. (“VISA”) and MasterCard International (“MasterCard”).
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
In December 2007, the Company’s claim award was affirmed by the court. We engaged a third party to assist us in the preparation of the claim and collection of any award due to us in this action. For this service we agreed to a collection fee that would be deducted from any amounts received. The Company received $2.8 million, $0.4 million and $2.6 million, which it recognized as a reduction to operating expenses in the accompanying consolidated statements of income for the years ended December 31, 2009, 2008 and 2007, respectively. The Company does not expect any additional payments against this claim.
Karim Maskatiya and Robert Cucinotta were members of the Company’s Board of Directors through the dates of their respective resignations of May 7, 2008 and May 20, 2008. As of December 31, 2008, Mr. Maskatiya and Mr. Cucinotta owned 11.8% and 11.8%, respectively of the outstanding equity interests of the Company. On January 5, 2009, the Company commenced an action in the State of Nevada District Court, Clark County, against USA Payments and USA Payment Systems (together “USAP”), companies owned or controlled by Messrs. Maskatiya and Cucinotta in connection with various disputes relating to the Amended and Restated Agreement for Electronic Processing, pursuant to which USAP provided the Company with transaction processing services. In October 2009, USAP paid the Company $1.8 million pursuant to an executed settlement agreement and agreed to the settlement of all claims and matters between the parties.

Litigation Claims and Assessments
On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our former directors, our former chief executive officer, M&C International, Summit Partners, L.P., and certain underwriters to two prior stock offerings to the public. On June 10, 2008, an additional class action was filed in the United States District Court, Southern District of New York, naming essentially the same defendants and stating similar claims. On June 26, 2008, the foregoing actions were consolidated, and the Court appointed a lead plaintiff and lead counsel. In August 2008, the lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint names as additional defendants our former chief financial officer, certain current and former directors and additional underwriters and defendants and purports to alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Following motions by the defendants, the action was transferred to the District of Nevada in October 2008. On February 17, 2010, the parties to the consolidated action executed a Stipulation and Settlement Agreement pursuant to which the parties agreed to settle all claims in consideration of the establishment of a common settlement fund of $5.85 million. Pursuant to the settlement agreement, the Company’s insurance carrier will contribute all of the contributions to the settlement funds that are required from the Company, its current and former officers and directors, and those other defendants with whom it has agreements to indemnify. The settlement is subject to preliminary and final approval by the court and a motion for preliminary approval was recently filed. All costs, expenses, fees and reimbursement for participating class members and lead counsel will be paid from the settlement fund. The Company maintains insurance that provides for reimbursement of substantially all of the legal fees and expenses associated with this action other than legal fees and expenses incurred by the Company’s underwriters who are defendants in this matter and for which the Company is obligated to indemnify the underwriters. The Company does not anticipate that the amount of any such unpaid or future legal costs and expenses to be materially in excess of the reserve established by the Company for such legal costs and expenses.
On July 8, 2009, a class action was commenced by a patron of one of our gaming establishment customers in the United States District Court, Western District of Pennsylvania, against the Company. The complaint alleged violations of the Electronics Fund Transfer Act (“EFTA”) as the result of the alleged failure of the Company to provide notice in the statutorily required manner of transaction fees charged at certain of its ATM machines. The plaintiffs sought, among other things, actual or statutory damages. On September 24, 2009, the plaintiff and the Company entered into a settlement communication pursuant to which the parties agreed to establish a nationwide class of plaintiffs and, the Company agreed to establish a common fund, from which all costs, expenses and legal fees of the participating class members would be paid and the balance would be subsequently disbursed to the participating class members, following which the class action shall be dismissed with prejudice. On December 3, 2009, the Court granted preliminary approval of the settlement. Upon termination of the notice period set forth in the preliminary approval order, and having received no objections or exclusion requests, the Court granted final approval of the settlement on March 5, 2010. Under the terms of the final judgment, the Company, without admission of liability, paid $0.5 million into the settlement fund. The Company maintains insurance that may provide for reimbursement of some of the expenses associated with this action. The final judgment also released the Company from any known or unknown claims that the class of plaintiffs had or could have against the Company for any claims that arise out of or are related to the alleged violation of any federal or state consumer protection statute, including EFTA.
Commitments
TSYS Acquiring Solutions, Inc. (“TSYS”) Processing Commitments. The Company obtains transaction processing services for Electronic Payment Processing from TSYS. Under terms of this agreement, GCA is obligated to pay TSYS monthly processing fees during the term of this agreement which expires in June 2013.
Innovative Funds Transfer, LLC Required Capital Investment. Pursuant to the terms of our agreement with IGT, we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of December 31, 2009, we had invested a total of $4.6 million in IFT, and are committed to invest up to $1.4 million in additional capital investments if required.
First Data Sponsorship Indemnification Agreement. On March 10, 2004, GCA and First Data entered into a Sponsorship Indemnification Agreement whereby First Data agreed to continue its guarantee of performance by us to Bank of America for our sponsorship as a Bank Identification Number and Interbank Card Association licensee under the applicable VISA and MasterCard rules. GCA has agreed to indemnify First Data and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to that agreement. As collateral security for prompt and complete performance of GCA’s obligations under this agreement, GCA was required to cause a letter of credit in the amount of $3.0 million to be issued to First Data to cover any indemnified amounts not paid under terms of this agreement. The required amount of this letter of credit will be adjusted annually based upon the underlying cash advance volume covered by the Sponsorship Indemnification Agreement. In March 2009, the $3.4 million letter of credit expired. In April 2009, the letter of credit was increased to $3.8 million. As of December 31, 2009, the outstanding balance for all letters of credit was $4.1 million.

7. BORROWINGS
Senior Secured Credit Facility
On November 1, 2006, GCA and Holdings entered into the Second Amended and Restated Credit Agreement with certain lenders, Bank of America, N.A., as Administrative Agent and Wachovia Bank, N.A., as Syndication Agent.
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
Borrowings under the Second Amended and Restated Credit Agreement bear interest at LIBOR plus an applicable margin, which is based on the Company’s Senior Leverage Ratio (as defined under the Second Amended and Restated Credit Agreement). At December 31, 2009 and 2008, the applicable margin was 87.5 basis points and 112.5 basis points, respectively, and the effective rate of interest was 1.11% and 2.09%, respectively. Principal, together with accrued and unpaid interest, is due on the maturity date, November 1, 2011. GCA may prepay the loans and terminate the commitments at any time, without premium or penalty, subject to certain qualifications set forth in the agreement. Furthermore, the Second Amended and Restated Credit Agreement contains mandatory prepayment provisions which, under certain circumstances, obligate GCA to apply portions of its Excess Cash Flow (as defined under the Second Amended and Restated Credit Agreement) to prepayment of the senior secured credit facilities.
As of December 31, 2009, the scheduled quarterly amortization payments on the term loan portion of the Second Amended and Restated Credit Agreement are $250,000 through September 30, 2010 with the remaining balance of the term loan and any outstanding amounts under the revolving credit loans due to be repaid on November 1, 2011.
Pursuant to the Second Amended and Restated Credit Agreement, the senior secured credit facility continues to be secured by substantially all of the assets of GCA and GCA’s wholly-owned domestic subsidiaries other than Arriva, and will continue to be guaranteed by the Company and all of GCA’s wholly-owned domestic subsidiaries other than Arriva.
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults, which are subject to important exceptions and qualifications, as set forth in the Second Amended and Restated Credit Agreement. Additionally, we have a covenant related to our allowable capital expenditures. The Company believes it was in compliance with all of its debt covenants that were applicable as of December 31, 2009.
As of December 31, 2009 and 2008, the Company had $97.0 million and $98.0 million, respectively, in borrowings under the term loan, $0 and $15.0 million, respectively, under the revolving portion and $4.1 million and $3.7 million, respectively, in letters of credit issued and outstanding. The letters of credits issued and outstanding reduce amounts available under the revolving portion of the Second Amended and Restated Credit Agreement.

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
As of December 31, 2009 and 2008, the Company had $152.8 million in borrowings outstanding under the Notes Offering. At December 31, 2009, we believe that we were in compliance with all of our covenants under the Notes Offering.
Minimum Aggregate Repayment Schedule
At December 31, 2009, the minimum aggregate repayment (excluding excess cash flow payments) for all borrowings for the years then ending was (in thousands):

2010	1,000
2011	96,000
2012	152,750
2013	—

Total	$249,750

8. CAPITAL STOCK
In September 2005, the Company completed an initial public offering of 16,064,157 shares of common stock at $14.00 per share. Existing stockholders sold 7,064,157 of these shares and the remaining 9,000,000 shares were sold by the Company. In October 2005, the underwriters exercised their option to purchase an additional 1,053,568 shares of stock from the Company and 1,165,656 shares of stock from the existing stockholders. The net proceeds to the Company from this combined equity offering were $130.9 million after deducting underwriting discounts. On October 31, 2005, the Company used $90.3 million of the net proceeds to repay $82.25 million of senior subordinated notes and to pay a redemption premium and accrued interest on the repaid notes. Also on October 31, 2005, the Company used $20.0 million of the IPO proceeds to repay $20.0 million of the term loan portion of the Company’s then existing credit facility.
Preferred Stock. The Company’s amended and restated certificate of incorporation allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2009, we had no shares of preferred stock outstanding.
Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of December 31, 2009 we had 83,344,492 shares of common stock issued and outstanding (including 1,041,756 shares of unvested restricted stock).

Common Stock Repurchase Program. On April 30, 2009, the Company’s Board of Directors authorized the repurchase pursuant to Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, of up to $25.0 million worth of the Company’s issued and outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes. The maximum authorized repurchases were completed during the third quarter of 2009. On February 16, 2010, the Company’s Board of Directors authorized the repurchase pursuant to Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, of up to an additional $25 million worth of the Company’s outstanding common stock, subject to compliance with such contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes.
Treasury Stock. In addition to open market purchases of common stock authorized under the Common Stock Repurchase Program, employees may direct the Company to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting.
The following table provides the treasury stock activity occurring in 2009 (number of shares and cost in thousands):

	Total Number
	of Shares	Average Price per	Cost of Shares
	Purchased or	Share Purchased	Purchased or
	Withheld	or Withheld	Withheld

Balance, December 31, 2008	6,017	$8.35	$50,226

Shares purchase	9,357	6.54	61,160

Shares withheld from restricted stock vesting	30	5.93	178

Balance, December 31, 2009	15,404	$7.24	$111,564

9. RELATED PARTY TRANSACTIONS
Karim Maskatiya and Robert Cucinotta were members of our Board of Directors through the dates of their respective resignations of May 7, 2008 and May 20, 2008. As of December 31, 2008, Mr. Masakatiya and Mr. Cucinotta owned 11.8% and 11.8%, respectively, of the outstanding equity interests of the Company. The Company made payments for software development costs and system maintenance to Infonox on the Web (“Infonox”) pursuant to agreements with Infonox. At the time the Company entered into these agreements, Infonox was controlled by Karim Masakatiya and Robert Cucinotta, who were also then members of our Board of Directors, and during a portion of the period presented, Infonox was controlled by family members of Mr. Maskatiya. These family members of Mr. Maskatiya owned a majority of the ownership interests and controlled the Board of Directors of Infonox until the closing of the sale of Infonox to TSYS on November 4, 2008.
In June 2009, the Company repurchased 5,785,602 shares from Robert Cucinotta, which is believed to be all of the shares previously held by Mr. Cucinotta. In June 2009, Karim Maskatiya disposed of a number of shares in open market transactions, which is believed to be all of the shares previously held by Mr. Maskatiya.
The Company also obtained transaction processing services from USAP, a company controlled by Messrs. Maskatiya and Cucinotta, pursuant to the Amended and Restated Agreement for Electronic Payment Processing, prior to obtaining processing services from TSYS. On January 5, 2009, the Company commenced an action in the State of Nevada District Court, Clark County against USAP in connection with various disputes relating to the Amended and Restated Agreement for Electronic Payment Processing. In October 2009, USAP paid the Company $1.8 million pursuant to an executed settlement agreement and agreed to the settlement of all claims and matters between the parties.
Messrs. Maskatiya and Cucinotta previously controlled and may still control or own all or a portion, directly or indirectly, MCA Processing LLC, an assembler and distributor of redemption devices. From time to time in the past, GCA had procured those devices from MCA Processing, LLC, for usage by or sale to its customers.
The following table represents the transactions with related parties for the years ended December 31, (amounts in thousands):

Description of Transaction	2009	2008	2007

Infonox on the Web:

Software development costs and maintenance expense	$—	$3,536	$3,594

USA Payments & USA Payments Systems:

Transaction processing charges	3,140	3,171	3,010

Pass through billing related to gateway fees, telecom and other items	728	1,185	1,384

Sublease income earned for leasing out corporate office space for backup servers	—	(20)	(18)

MCA Processing LLC:

Equipment purchases	—	710	—

The following table details the amounts receivable from or (liabilities to) these related parties that are recorded as part of other receivables, net, accounts payable or accrued expenses in the consolidated balance sheets as of December 31, (amounts in thousands):

Description of Transaction	2009	2008	2007

M&C International and related companies	$—	$(1)	$31

Total included within receivables, other	$—	$(1)	$31

USA Payment Systems	$—	$(212)	$(193)
Infonox on the Web	—	(447)	(372)

Total included within accounts payable and accrued expenses	$—	$(659)	$(565)

10. INCOME TAXES
In July 2006, the FASB issued guidance which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of this guidance and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company was subject to the provisions of the pronouncement as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.
We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expenses.
The income tax provision (benefit) attributable to continuing operations and discontinued operations is as follows:

	2009	2008	2007

Continuing Operations	$20,556	$23,349	$16,709
Discontinued Operations	25	(2,214)	$(1,983)

	$20,581	$21,135	$14,726

The following table presents the domestic and foreign components of pretax income and recorded income tax expense attributable to continuing operations for the years ended December 31, (amounts are in thousands):

	2009	2008	2007
Components of pretax income:
Domestic	$53,717	$49,043	$39,914
Foreign	377	1,715	3,789

Consolidated	$54,094	$50,758	$43,703

Provision for income taxes:
Domestic	$20,616	$22,978	$16,018
Foreign	(29)	420	823

Consolidated	$20,587	$23,398	$16,841
Income tax benefit from minority ownership loss	(31)	(49)	(132)

Provision for income taxes, as reported	$20,556	$23,349	$16,709

The Company’s income tax provision attributable to income from continuing operations before income taxes consists of the following components as of December 31, (amounts in thousands):

	2009	2008	2007

Current	$1,001	$437	$858
Deferred	19,555	22,912	15,851

Total provision for income taxes	$20,556	$23,349	$16,709

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate for the years ended December 31, is as follows:

	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Foreign provision	(0.3)	(0.4)	(0.3)
State/Province income tax	2.6	1.3	1.0
Non-deductible compensation cost	1.9	10.5	3.6
Change in valuation allowance	1.0	(0.7)	3.0
Non-deductible expenses and other items	0.1	0.3	0.3
Adjustment to carrying value of deferred tax assets	(2.3)	—	(4.4)

Effective tax rate	38.0%	46.0%	38.2%

The following table outlines the principal components of deferred tax items at December 31, (amounts in thousands):

	2009	2008	2007
Deferred tax assets related to:
Property, equipment and leasehold improvements	$614	$49	$919
Accounts receivable allowances	7,421	5,786	4,283
Foreign tax credits	4,297	4,297	4,297
Net operating losses	11,370	2,492	4,469
Stock options FAS 123(R) expense	3,912	2,374	4,973
Intangibles	121,710	142,394	160,446
Accrued and prepaid expenses	586	—	—
Other	472	315	262
Valuation allowance	(1,475)	(949)	(1,319)

Total deferred income tax assets	148,907	156,758	178,330

Deferred tax liabilities related to:
Basis differences related to foreign currency translation adjustments	—	—	514
Accrued and prepaid expenses	—	87	314
Other	143	157	275

Total deferred income tax liabilities	143	244	1,103

Deferred income taxes, net	$148,764	$156,514	$177,227

For all of our investments in foreign subsidiaries, except for GCA (Macau), S.A. (“GCA Macau”), deferred taxes have not been provided on unrepatriated earnings in the amount of approximately $7.7 million. These earnings are considered permanently reinvested, as it is management’s intention to reinvest foreign profits to finance foreign operations.
As of December 31, 2009, the Company had approximately $30.1 million of accumulated federal net operating losses. The net operating losses can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2022.
As of December 31, 2009, the Company had approximately $4.3 million in foreign tax credits available. Foreign tax credits can be offset against future taxable income subject to certain limitations for a period of 10 years. Approximately $0.6 million, $1.2 million, $1.0 million, $0.9 million and $0.6 million will expire in 2013, 2014, 2015, 2016 and 2017, respectively. As of December 31, 2009, the Company had a valuation allowance related to foreign tax credit deferred tax assets of $1.5 million, for the expected expiration of a portion of the foreign tax credit carryforwards due to the uncertainty of future foreign sourced income. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future periods or within applicable carryback periods. Although realization is not assured, management had recorded a net deferred tax asset for the amount it believes is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

As of December 31, 2009, we had a net deferred income tax asset of $148.8 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for financial accounting purposes. They are amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.4%, this results in tax payments being approximately $19.0 million less than the provision for income taxes shown on the income statement for financial accounting purposes. This is an expected aggregate of $177.6 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. These deferred tax assets may be subject to certain limitations.
As of December 31, 2009, the Company has provided a liability for $0.6 million of unrecognized tax benefits related to depreciation and restricted stock options associated with the initial accounting for the CSI. acquisition. The recognition of this amount would not impact the Company’s effective tax rate, if recognized. As we have legacy CSI net operating loss (“NOL”) carryforwards that are required to be applied against any taxable income, the liability associated with these uncertain tax positions has been offset against the NOL carryforwards. Therefore, we have not accrued any interest or penalties related to the unrecognized tax benefits. The Company anticipates the balance of the unrecognized tax benefits will be eliminated within the next twelve months by amending prior year CSI tax returns and requesting a change in accounting method from the Internal Revenue Service.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2009, the Company’s tax years for 2006, 2007, 2008 and 2009 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2009, the Company is no longer subject to U.S. federal, state, local or foreign examination by tax authorities for years before 2006. Tax year 2005 was open as of December 31, 2008.
11. SEGMENT INFORMATION
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
Other lines of business, none of which exceed the established materiality for segment reporting, include Arriva, credit reporting services, Western Union, Casino Marketing Services, Global Recovery Services and IFT, among others.
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

Major customers — For the years ended December 31, 2009, 2008 and 2007, the combined revenues from all segments for our largest customer, Harrah’s Operating Company, Inc. and its subsidiaries and affiliates was approximately $92.8 million, $107.9 million and $115.3 million, respectively, representing 14.1%, 16.1% and 19.3% respectively, of the Company’s total consolidated revenues. Our five largest customers accounted for approximately 34.4%, 34.2% and 40.6% of our total revenue in 2009, 2008 and 2007, respectively. No other single customer accounted for more than 10% of our total revenue in 2009 and 2008, respectively. The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.
The tables below present the results of operations and total assets by operating segment as of, and for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	Cash		Check
	Advance	ATM	Services	Other	Corporate	Total
December 31, 2009:

Revenues	$289,314	$325,953	$38,525	$13,928	$—	$667,720
Operating income(1)	63,323	43,854	21,564	11,406	(68,093)	72,054

December 31, 2008:

Revenues	$326,476	$289,122	$42,366	$13,644	$—	$671,608
Operating income(1)	74,684	45,550	18,594	11,078	(71,260)	78,646

December 31, 2007:

Revenues	$316,094	$240,575	$31,126	$10,145	$—	$597,940
Operating income(1)	77,672	43,738	13,697	8,627	(65,516)	78,218

(1)  Depreciation and amortization expenses are not allocated to the segments; all depreciation and amortization expenses are  recorded to Corporate.

	December 31,	December 31,
Total Assets	2009	2008

Cash advance	$134,439	$172,882
ATM	89,100	111,781
Check services	47,136	39,412
Other	35,575	22,732
Discontinued operations	—	1,560
Corporate	195,517	210,783

Total assets	$501,767	$559,150

12. SUBSEQUENT EVENTS
On February 8, 2010, Charles J. Fitzgerald advised the Company that he does not intend to seek re-election to the Board of Directors of the Company. Mr. Fitzgerald’s term expires as of the next annual meeting of the stockholders of the Company, which is currently scheduled to be held on April 29, 2010. Mr. Fitzgerald serves as the Chairman of the Company’s Compensation Committee and Nominating/Corporate Governance Committee.

13. QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(amounts in thousands, except earnings per share)
2009
Revenue	$181,674	$172,971	$164,319	$148,756	$667,720
Operating income	19,271	19,289	17,469	16,025	72,054
Income from continuing operations, net of tax	9,062	9,127	8,103	7,246	33,538
Net income, attributable to GCA, Holdings, Inc.	9,108	9,158	8,115	7,257	33,638

Basic earnings per share:
Continuing operations	$0.12	$0.12	$0.11	$0.10	$0.45
Net income	$0.12	$0.12	$0.11	$0.10	$0.45
Diluted earnings per share:
Continuing operations	$0.12	$0.12	$0.11	$0.10	$0.45
Net income attributable to GCA Holdings, Inc.	$0.12	$0.12	$0.11	$0.10	$0.45

2008
Revenue	$143,485	$166,808	$185,059	$176,256	$671,608
Operating income	18,254	20,627	21,316	18,449	78,646
Income from continuing operations, net of tax	6,101	8,416	8,405	4,487	27,409
Net income, attributable to GCA, Holdings, Inc.	1,746	8,696	8,560	4,554	23,556

Basic earnings per share:
Continuing operations	$0.08	$0.11	$0.11	$0.06	$0.36
Net income	$0.03	$0.11	$0.11	$0.06	$0.31
Diluted earnings per share:
Continuing operations	$0.08	$0.11	$0.11	$0.06	$0.36
Net income attributable to GCA Holdings, Inc.	$0.03	$0.11	$0.11	$0.06	$0.31

2009
Basic shares	77,368	76,934	72,182	69,801	74,232
Diluted shares	77,368	79,020	73,845	71,353	75,356

2008
Basic shares	77,182	76,702	76,723	76,745	76,787
Diluted shares	77,184	76,703	76,724	76,755	76,796

14. GUARANTOR INFORMATION
In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 (the “Notes”). There were $152.8 million in Notes outstanding at December 31, 2009 and 2008. The Notes are guaranteed by all of the GCA’s existing domestic wholly-owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under these Notes. These guarantees are full, unconditional, joint and several. Global Cash Access (Canada), Inc. (“GCA Canada”), Global Cash Access (BVI), Inc. (“GCA BVI”), Global Cash Access Switzerland, AG. (“GCA Switzerland”), Global Cash Access (HK), LTD (“GCA HK”), and GCA (Macau), S.A. (“GCA Macau”); all wholly owned non-domestic subsidiaries, and IFT, a consolidated joint venture, do not guarantee the Notes. The following consolidating schedules present separate unaudited financial statement information on a combined basis for the parent only, the issuer, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of and for the years ended December 31, 2009 and 2008.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2009
(amounts in thousands)

			Combined	Combined Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$74,272	$301	$10,195	$—	$84,768
Restricted cash and cash equivalents	—	369	—	—	—	369
Settlement receivables	—	40,872	—	1,593	(31,464)	11,001
Other receivables, net	12	18,174	91,557	1,456	(86,676)	24,523
Prepaid and other assets	—	9,458	762	195	—	10,415
Investment in subsidiaries	145,409	110,037	—	—	(255,446)	—
Property, equipment and leasehold improvements, net	—	18,528	427	464	—	19,419
Other intangibles, net	—	27,592	56	506	—	28,154
Goodwill, net	—	128,064	45,500	790	—	174,354
Deferred income taxes, net	—	137,073	11,617	74	—	148,764

TOTAL	$145,421	$564,439	$150,220	$15,273	$(373,586)	$501,767

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Settlement liabilities	$—	$89,610	$8	$3,159	(31,464)	$61,313
Accounts payable	—	28,182	162	138	—	28,482
Accrued expenses	12	51,488	47,422	4,567	(86,676)	16,813
Borrowings	—	249,750	—	—	—	249,750

Total liabilities	12	419,030	47,592	7,864	(118,140)	356,358

COMMITMENTS AND CONTINGENCIES

TOTAL STOCKHOLDERS’ EQUITY
Total stockholders’ equity attributable to GCA, Inc.	145,497	145,497	102,628	7,409	(255,534)	145,497

MINORITY INTEREST	(88)	(88)	—	—	88	(88)

Total stockholders’ equity	145,409	145,409	102,628	7,409	(255,446)	145,409

TOTAL	$145,421	$564,439	$150,220	$15,273	$(373,586)	$501,767

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2008
(amounts in thousands)

			Combined	Combined Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$45,122	$17,555	$14,471	$—	$77,148
Restricted cash and cash equivalents	—	388	—	—	—	388
Settlement receivables	—	48,649	87	2,868	—	51,604
Other receivables, net	—	36,305	69,868	474	(89,888)	16,759
Prepaid and other assets	—	10,888	670	309	—	11,867
Investment in subsidiaries	162,973	78,820	—	—	(241,793)	—
Asset held for sale	—	—	1,540	—	—	1,540
Property, equipment and leasehold improvements, net	—	22,808	906	705	—	24,419
Other intangibles, net	—	21,911	12,788	283	—	34,982
Goodwill, net	—	128,191	55,061	677	—	183,929
Deferred income taxes, net	—	156,522	13	(21)	—	156,514

TOTAL	$162,973	$549,604	$158,488	$19,766	$(331,681)	$559,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Settlement liabilities	$—	$70,132	$322	$8,696	$—	$79,150
Accounts payable	—	34,445	927	189	—	35,561
Accrued expenses	—	20,709	82,327	4,660	(89,885)	17,811
Borrowings	—	265,750	—	—	—	265,750

Total liabilities	—	391,036	83,576	13,545	(89,885)	398,272

COMMITMENTS AND CONTINGENCIES

TOTAL STOCKHOLDERS’ EQUITY
Total stockholders’ equity attributable to GCA, Inc.	162,973	158,568	74,912	6,221	(241,796)	160,878

MINORITY INTEREST	—	—	—	—	—	—

Total stockholders’ equity	162,973	158,568	74,912	6,221	(241,796)	160,878

TOTAL	$162,973	$549,604	$158,488	$19,766	$(331,681)	$559,150

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2009
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance		$279,958	$10	$9,346	$—	$289,314
ATM		325,342	(48)	659	—	325,953
Check services		16,459	22,066	—	—	38,525
Central Credit and other revenues	33,638	23,587	8,775	1	(52,073)	13,928

Total revenues	33,638	645,346	30,803	10,006	(52,073)	667,720

Cost of revenues (exclusive of depreciation and amortization)	—	(485,542)	(9,274)	(6,994)	—	(501,810)
Operating expenses	—	(71,218)	(3,261)	(2,170)	644	(76,005)
Amortization and depreciation	—	(16,290)	(1,096)	(465)	—	(17,851)

OPERATING INCOME (LOSS)	33,638	72,296	17,172	377	(51,429)	72,054

INTEREST INCOME (EXPENSE), NET
Total interest income (expense), net	—	(17,995)	(1)	36	—	(17,960)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	33,638	54,301	17,171	413	(51,429)	54,094
INCOME TAX PROVISION (BENEFIT)	—	(20,650)	173	(79)	—	(20,556)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	33,638	33,651	17,344	334	(51,429)	33,538
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	44	—	—	44

NET INCOME (LOSS)	33,638	33,651	17,388	334	(51,429)	33,582

Plus net loss attributable to minority interest	—	56	—	—	—	56

Net income (loss) attributable to GCA, Inc.	33,638	33,707	17,388	334	(51,429)	33,638

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2008
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$311,091	$3,249	$12,136	$—	$326,476
ATM	—	283,820	4,121	1,181	—	289,122
Check services	—	16,447	25,919	—	—	42,366
Central Credit and other revenues	25,644	1,243	9,356	14	(22,613)	13,644

Total revenues	25,644	612,601	42,645	13,331	(22,613)	671,608

Cost of revenues (exclusive of depreciation and amortization)	—	(448,750)	(35,005)	(9,219)	—	(492,974)
Operating expenses	—	(75,898)	(6,162)	(2,717)	815	(83,962)
Amortization and depreciation	—	(13,701)	(1,873)	(452)	—	(16,026)

OPERATING INCOME (LOSS)	25,644	74,252	(395)	943	(21,798)	78,646

INTEREST INCOME (EXPENSE), NET
Total interest income (expense), net	—	(27,933)	(91)	136	—	(27,888)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	25,644	46,319	(486)	1,079	(21,798)	50,758
INCOME TAX PROVISION (BENEFIT)	(2,088)	(22,849)	—	(496)	2,084	(23,349)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	23,556	23,470	(486)	583	(19,714)	27,409
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(3,939)	—	—	(3,939)

NET INCOME (LOSS)	23,556	23,470	(4,425)	583	(19,714)	23,470

Plus net loss attributable to minority interest	—	86	—	—	—	86

Net income (loss) attributable to GCA, Inc.	23,556	23,556	(4,425)	583	(19,714)	23,556

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2007
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$307,862	$—	$8,232	$—	$316,094
ATM	—	240,318	—	257	—	240,575
Check services	—	15,050	16,076	—	—	31,126
Central Credit and other revenues	23,704	11,376	8,770	117	(33,822)	10,145

Total revenues	23,704	574,606	24,846	8,606	(33,822)	597,940

Cost of revenues (exclusive of depreciation and amortization)	—	(415,215)	(8,070)	(5,223)	—	(428,508)
Operating expenses	—	(73,885)	(3,523)	(2,795)	589	(79,614)
Amortization and depreciation	—	(11,140)	(109)	(351)	—	(11,600)

OPERATING INCOME (LOSS)	23,704	74,366	13,144	237	(33,233)	78,218

INTEREST INCOME (EXPENSE), NET
Total interest income (expense), net	—	(34,597)	(1)	83	—	(34,515)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	23,704	39,769	13,143	320	(33,233)	43,703
INCOME TAX PROVISION (BENEFIT)	—	(16,301)	—	(408)	—	(16,709)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	23,704	23,468	13,143	(88)	(33,233)	26,994
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(3,526)	—	—	(3,526)

NET INCOME (LOSS)	23,704	23,468	9,617	(88)	(33,233)	23,468

Plus net loss attributable to minority interest	—	236	—	—	—	236

Net income (loss) attributable to GCA, Inc.	23,704	23,704	9,617	(88)	(33,233)	23,704

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2009
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$33,550	$44,476	$17,457	$334	$(62,235)	$33,582
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	973	—	—	—	973
Amortization of intangibles	—	7,336	688	172	—	8,196
Depreciation	—	9,012	434	294	—	9,740
Loss on disposal of assets	—	165	(26)	—	—	139
Provision for bad debts	—	—	7,955	—	—	7,955
Deferred income taxes	—	19,621	51	(94)	—	19,578
Equity income	(33,550)	(28,685)	—	—	62,235	—
Stock-based compensation	—	8,454	—	—	—	8,454
Changes in operating assets and liabilities:
Settlement receivables	—	7,777	87	1,356	—	9,220
Other receivables, net	—	14,033	(19,339)	(766)	(5,778)	(11,850)
Prepaid and other assets	—	(151)	601	127	—	577
Settlement liabilities	—	19,485	(322)	(5,658)	—	13,505
Accounts payable	—	(6,350)	(1,107)	(71)	—	(7,528)
Accrued expenses	12	30,650	(32,927)	(434)	1,121	(1,578)

Net cash (used in) provided by operating activities	12	126,796	(26,448)	(4,740)	(4,657)	90,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Systems, Inc. acquisition, net of cash	—	—	(38)	—	—	(38)
Purchase of property, equipment leasehold improvements and other intangibles	—	(17,584)	10,818	(450)	—	(7,216)
Changes in restricted cash and cash equivalents	—	19	—	—	—	19
Investments in subsidiaries	49,959	—	(1,731)	—	(48,228)	—

Net cash provided by (used in) investing activities	49,959	(17,565)	9,049	(450)	(48,228)	(7,235)

(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2009
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	$—	$(16,000)	$—	$—	$—	$(16,000)
Proceeds from exercises of stock options	2,913	—	—	—	—	2,913
Purchase of treasury stock	(61,338)	—	—	—	—	(61,338)
Capital contributions	8,454	(61,339)	—	—	52,885	—

Net cash (used in) provided by financing activities	(49,971)	(77,339)	—	—	52,885	(74,425)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(2,597)	—	914	—	(1,683)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	29,295	(17,399)	(4,276)	—	7,620

CASH AND CASH EQUIVALENTS—Beginning of period	—	45,122	17,555	14,471	—	77,148

CASH AND CASH EQUIVALENTS—End of period	$—	$74,417	$156	$10,195	$—	$84,768

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2008
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,470	$23,470	$(4,422)	$770	$(19,818)	$23,470
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	973	—	—	—	973
Amortization of intangibles	—	5,263	1,372	167	—	6,802
Depreciation	—	8,440	693	285	—	9,418
Loss on disposal of assets	—	—	—	—	—	—
Provision for bad debts	—	—	17,565	—	—	17,565
Deferred income taxes	—	20,677	—	—	—	20,677
Equity income	(23,470)	3,652	—	—	19,818	—
Stock-based compensation	—	9,050	—	—	—	9,050
Changes in operating assets and liabilities:
Settlement receivables	—	10,164	4,456	1,854	—	16,474
Other receivables, net	929	(16,364)	(31,672)	12,501	38,838	4,232
Prepaid and other assets	—	(2,193)	987	(194)	—	(1,400)
Settlement liabilities	—	(20,413)	(10,956)	720	—	(30,649)
Accounts payable	—	10,988	(2,435)	(160)	—	8,393
Accrued expenses	(929)	(39,143)	63,998	1,231	(38,838)	(13,681)

Net cash provided by operating activities	—	14,564	39,586	17,174	—	71,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Certegy Gaming acquisition, net of cash	—	(20,783)	—	—	—	(20,783)
Cash Systems, Inc. acquisition, net of cash	—	—	(30,098)	—	—	(30,098)
Purchase of property, equipment and leasehold improvements and other intangibles	—	(8,746)	(76)	3	—	(8,819)
Changes in restricted cash and cash equivalents	—	(8)	1,000	—	—	992
Investments in subsidiaries	9,487	11,310	—	—	(20,797)	—

Net cash used in investing activities	9,487	(18,227)	(29,174)	3	(20,797)	(58,708)

*	Eliminations include intercompany investments and management fees
(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2008
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	$—	$121,000	$—	$—	$—	$121,000
Debt issuance costs	—	(118,730)	—	—	—	(118,730)
Purchase of treasury stock	(9,487)	—	—	—	—	(9,487)
Capital contributions	—	(9,486)	(11,311)	—	20,797	—

Net cash provided by (used in) financing activities	(9,487)	(7,216)	(11,311)	—	20,797	(7,217)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	1,586	—	(900)	—	686

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	(9,293)	(899)	16,277	—	6,085

CASH AND CASH EQUIVALENTS—Beginning of period	—	54,411	5,411	11,241	—	71,063

CASH AND CASH EQUIVALENTS—End of period	$—	$45,118	$4,512	$27,518	$—	$77,148

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2007
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,468	$23,468	$7,637	$(90)	$(31,251)	$23,232
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	973	—	—	—	973
Amortization of intangibles	—	5,078	262	147	—	5,487
Depreciation	—	6,062	37	203	—	6,302
Loss on disposal of assets	—	139	—	—	—	139
Provision for bad debts	—	—	11,184	—	—	11,184
Deferred income taxes	—	14,542	—	(28)	—	14,514
Equity income	(23,468)	(7,547)	—	—	31,251	236
Stock-based compensation	—	22,269	—	—	—	22,269
Changes in operating assets and liabilities:
Settlement receivables	—	81,867	236	(948)	(4,418)	76,737
Other receivables, net	36	11,664	(37,194)	375	2,160	(22,959)
Prepaid and other assets	—	1,676	(588)	(17)	—	1,071
Settlement liabilities	—	(50,545)	(4,418)	5,748	4,418	(44,797)
Accounts payable	—	(3,709)	108	(254)	—	(3,855)
Accrued expenses	(360)	(9,558)	11,731	1,688	(2,160)	1,341

Net cash (used in) provided by operating activities	(324)	96,379	(11,005)	6,824	—	91,874

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements and other intangibles	—	(9,458)	(260)	(1,212)	—	(10,930)
Changes in restricted cash and cash equivalents	—	(30)	—	—	—	(30)
Investments in subsidiaries	39,416	(15,100)	—	—	(24,316)	—

Net cash used in investing activities	39,416	(24,588)	(260)	(1,212)	(24,316)	(10,960)

*	Eliminations include intercompany investments and management fees
(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2007
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	$—	$(11,000)	$—	$—	$—	$(11,000)
Debt issuance costs	—	(23)	—	—	—	(23)
Exercise of stock options	1,287	—	—	—	—	1,287
Purchase of treasury stock	(40,379)	—	—	—	—	(40,379)
Minority capital contributions	—	—	—	—	400	400
Capital contributions	—	(39,416)	14,500	1,000	23,916	—

Net cash (used in) provided by financing activities	(39,092)	(50,439)	14,500	1,000	24,316	(49,715)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(1,963)	—	908	—	(1,055)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	19,389	3,235	7,520	—	30,144

CASH AND CASH EQUIVALENTS—Beginning of period	—	35,022	2,176	3,721	—	40,919

CASH AND CASH EQUIVALENTS—End of period	$—	$54,411	$5,411	$11,241	$—	$71,063

*	Eliminations include intercompany investments and management fees

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2009 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.
Management’s Report of Internal Control over Financial Reporting
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with Generally Accepted Accounting Principles applied in the United States. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2009 as stated in their attestation report which is included herein.
Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2009
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Global Cash Access, Inc.
Las Vegas, NV
We have audited the internal control over financial reporting of Global Cash Access Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Las Vegas, NV
March 15, 2010

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is included under (i) “Proposal No. 1: Election of Class II Directors” as it relates to members of our Board of Directors, (ii) “Board and Corporate Governance Matters- Committees of the Board” as it relates to our Audit Committee and our Audit Committee financial experts, and any changes to procedures by which security holders may recommend nominees to our Board of Directors, and (iii) “Transactions with Related Persons-Executive Officers” as it relates to our executive officers, in our Definitive Proxy Statement to be field in connection with our 2010 Annual Meeting of Stockholders ( the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2009. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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
In 2009, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange Corporate Governance listing standards as of that date.
We have filed, as an exhibit to this Annual Report on Form 10-K, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 and the rules promulgated there under regarding the quality of our public disclosure.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation in 2009” and “Report of Compensation Committee” in the Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is included under (i) “Security Ownership of Certain Beneficial Owners and Management” as it relates to security ownership of certain beneficial owners and management, and (ii) “Equity Compensation Plans” as it relates to our equity compensation plans, in our Proxy Statement, to be filed in connection with our 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2009

Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2009

Consolidated Statements of Cash Flows for the three years ended December 31, 2009

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

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(4)	Amended and Restated Bylaws.

3.3	(22)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	(1)	Indenture relating to $235,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2012.

4.2	(1)	Form of 8 3/4% Senior Subordinated Notes due 2012.

4.3	(1)	Assumption Agreement, dated as of June 7, 2004, by Global Cash Access, Inc. and the Subsidiary Guarantors named therein.

4.4	(1)
Supplemental Indenture by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., GCA Access Card, Inc., Central Credit, LLC and The Bank of New York Trust Company, N.A. and form of notation of Guarantee by Global Cash Access Holdings, Inc.

Exhibit Number		Exhibit Description

4.5	(1)	Supplemental Indenture by and among Global Cash Access, Inc., GCA Access Card, Inc., Central Credit, LLC and The Bank of New York Trust Company, N.A. and notation of Guarantee by GCA Access Card, Inc.

4.6	(14)
Supplemental Indenture dated as of April 17, 2008, by and among Certegy Gaming Services, Inc., a wholly-owned subsidiary of Global Cash Access, Inc., and successor to Global Cash Access, L.L.C.; Arriva Card, Inc., formerly known as GCA Access Card, Inc.; Central Credit, LLC; Global Cash Access Holdings, Inc., and The Bank of New York Trust Company, N.A., as trustee under the Indenture.

10.1	(1)	Lease Agreement, dated as of March 8, 2000, by and between Global Cash Access, L.L.C. and American Pacific Capital Gateway Bldg D Co., L.L.C.

10.2	(1)	Guaranty, dated as of March 10, 2004, among GCA Holdings, L.L.C., the guarantors from time to time party hereto and Bank of America, N.A., as Administrative Agent.

10.3	(1)	Security Agreement including First and Second Amendments thereto, dated as of March 10, 2004, among the loan parties from time to time party thereto and Bank of America, N.A., as Collateral Agent.

10.4	(1)	Pledge Agreement, dated as of March 10, 2004, among the loan parties from time to time party thereto and Bank of America, N.A., as Collateral Agent.

10.5	(1)	Membership Unit Redemption Agreement, dated as of March 10, 2004, between FDFS Holdings, LLC and GCA Holdings, L.L.C.

10.6	(1)
Sponsorship Agreement, dated as of November 1999, by and between BA Merchant Services, Inc. and Global Cash Access, L.L.C., as amended by Amendment Number 1 to the Sponsorship Agreement, dated as of September 2000, among BA Merchant Services, Global Cash Access, L.L.C. and First Data Corporation.

10.7	(1)	Sponsorship Indemnification Agreement, dated as of March 10, 2004, by and between Global Cash Access, L.L.C. and First Data Corporation.

10.8	(1)	Amended and Restated Software License Agreement, dated as of March 10, 2004, between Infonox on the Web and Global Cash Access, L.L.C.

10.9	(1)	Professional Services Agreement, dated as of March 10, 2004, between Infonox on the Web and Global Cash Access, L.L.C.

10.10	(1)	Patent License Agreement, dated as of March 10, 2004, between USA Payments, Inc. and Global Cash Access, L.L.C.

10.11	(1)	Amended and Restated Electronic Payment Processing Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C., USA Payments Inc. and USA Payment Systems, Inc.

10.12	(1)	Letter Agreement Relating to Technology, dated May 13, 2004, among Global Cash Access, L.L.C., USA Payments, Inc., USA Payment Systems, Inc. and Infonox on the Web.

10.13	(1)
Automated Teller Machine Sponsorship Agreement by and between Global Cash Access, L.L.C. and Western Union Bank, dated as of November 12, 2002, and First Amendment to Automated Teller Machine Sponsorship Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C. and First Financial Bank.

10.14	(1)	Membership Unit Purchase Agreement, dated as of March 10, 2004, by and among Bank of America Corporation, M&C International and GCA Holdings, L.L.C.

Exhibit Number		Exhibit Description

10.15	(1)	Amendment to Treasury Services Terms and Conditions Booklet—ATM Cash Services, dated as of March 8, 2004, by and between Global Cash Access, L.L.C. and Bank of America, N.A.

10.16	(1)	Limited Liability Company Agreement of QuikPlay, LLC, dated as of December 6, 2000, between Global Cash Access, L.L.C. and IGT.

10.17	(1)	Registration Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein, M&C International and Bank of America Corporation.

10.18	(1)	Stockholders Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein, M&C International and Bank of America Corporation.

10.19	(1)	Investor Rights Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein and M&C International.

*10.20	(1)	Global Cash Access Holdings, Inc. 2005 Stock Incentive Plan.

*10.21	(1)	Form of Indemnification Agreement between Global Cash Access Holdings, Inc. and each of its executive officers and directors.

10.22	(1)	Patent Purchase and License Agreement, dated as of March 22, 2005, by and between Global Cash Access, Inc. and USA Payments, Inc.

10.23	(1)	Termination and Consent, dated as of March 16, 2005, by and among Global Cash Access Holdings, Inc. and the other parties thereto.

10.24	(1)
Amended and Restated Credit Agreement, dated as of April 13, 2005, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, as amended by Amendment No. 1 thereto.

*10.25	(1)	Employment Agreement, dated as of September 12, 2005, by and between Global Cash Access, Inc. and Kathryn S. Lever.

*10.26	(2)	Amendment No. 1 to Employment Agreement, dated as of March 16, 2006, by and between Global Cash Access, Inc. and Kathryn S. Lever.

+10.27	(20)	Master Service Agreement, dated as of November 27, 2006, by and between Global Cash Access, Inc. and Integrated Payment Systems, Inc.

10.28	(3)
Second Amended and Restated Credit Agreement, dated as of November 1, 2006, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, Bank of America, N.A., as Administrative Agent, and Wachovia Bank, N.A., as Syndication Agent.

10.29	(5)
Second Amendment to Security Agreement, dated as of January 25, 2007, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., Central Credit, LLC, and Bank of America, N.A., as Administrative Agent.

10.30	(6)
Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of June 22, 2007, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., and Bank of America, N.A., as Administrative Agent.

10.31	(7)
Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of August 8, 2007, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., and Bank of America, N.A., as Administrative Agent.

Exhibit Number		Exhibit Description

*10.32	(8)	Employment Agreement with Scott Betts, dated October 31, 2007.

*10.33	(9)	Notices of Stock Option Award and Stock Option Award Agreements with Scott Betts, dated October 31, 2007.

10.34	(10)	Amendment to Treasury Services Terms and Conditions Booklet, dated December 19, 2007, by and between Global Cash Access, Inc. and Bank of America, N.A.

*10.35	(11)	Employment Agreement with George Gresham, dated February 25, 2008.

*10.36	(12)	Notice of Stock Option Award and Stock Option Award Agreement with George Gresham, dated February 25, 2008.

10.37	(13)	Amendment to Treasury Services Terms and Conditions Booklet, dated as of March 13, 2008, by and between Global Cash Access, Inc. and Bank of America, N.A.

10.38	(15)	Addendum to Master Service Agreement, dated March 20, 2008, by and between Integrated Payment Systems Inc. and Global Cash Access, Inc.

*10.39	(18)	Amendment No. 1 to Employment Agreement, by and between the Company and Scott Betts, dated August 11, 2008.

*10.40	(19)	Amendment No. 2 to Employment Agreement, by and between the Company and Kathryn S. Lever dated August 11, 2008.

*10.41	(20)	Amendment No. 2 to Employment Agreement, by and between the Company and Scott Betts dated April 24, 2009.

*+10.42	(21)	Processing Services Agreement, dated as of August 21, 2009, between Global Cash Access, Inc., and TSYS Acquiring Solutions, LLC effective July 1, 2009.

*+10.43	(22)
Amendment to Professional Services Agreement, Amended and Restated Software License Agreement, and Transending Services Agreement, dated as of August 21, 2009, between Global Cash Access, Inc., Infonox on the Web and TSYS Acquiring Solutions, LLC.

12.1		Computation of ratio of earnings to fixed charges.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Deloitte & Touche LLP.

24.1		Power of Attorney (see page 110).

31.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 15, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 15, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 15, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 15, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-123514) filed September 22, 2005.

(2)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 17, 2006.

(3)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 7, 2006.

(4)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 26, 2007.

(5)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 25, 2007.

(6)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 26, 2007.

(7)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 9, 2007.

(8)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 2, 2007.

(9)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 2, 2007.

(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 26, 2007.

(11)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 25, 2008.

(12)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 25, 2008.

(13)	Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K filed March 17, 2008.

(14)	Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2008.

(15)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 21, 2008.

(16)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed April 2, 2008.

(17)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed June 19, 2008.

(18)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 12, 2008.

(19)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 12, 2008.

(20)	Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K filed on March 30, 2007.

(21)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009.

(22)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 30, 2009.

(23)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 24, 2009 as amended by that certain Form 8-K/A filed on September 29, 2009.

(24)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 24, 2009 as amended by that certain Form 8-K/A filed on September 29, 2009.

*	Management contracts or compensatory plans or arrangements.

+	Confidential treatment was requested with regard to certain portions of this document.

(c)	See Item 15(a)(2).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASH ACCESS HOLDINGS, INC.
By:	/s/ Scott Betts
Scott Betts
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 15, 2010
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
Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Scott Betts Scott Betts	President and Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2010

/s/ George Gresham George Gresham	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2010

/s/ Patrick M. Olson Patrick M. Olson	Director	March 15, 2010

/s/ Charles J. Fitzgerald Charles J. Fitzgerald	Director	March 15, 2010

/s/ E. Miles Kilburn E. Miles Kilburn	Director	March 15, 2010

/s/ Geoff Judge Geoff Judge	Director	March 15, 2010

/s/ Fred C. Enlow Fred C. Enlow	Director	March 15, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Description

12.1	Computation of ratio of earnings to fixed charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

24.1	Power of Attorney (see page 110)

31.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 15, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 15, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 15, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 15, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002