Form 10-Q
period 2010-03-31
Global Cash Access Holdings, Inc.
filed 2010-05-07
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
As of May 3, 2010, there were 65,831,132 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GLOBAL CASH ACCESS HOLDINGS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$106,608	$84,768
Restricted cash and cash equivalents	369	369
Settlement receivables	4,834	11,001
Other receivables, net	18,303	24,523
Prepaid and other assets	9,774	10,415
Property, equipment and leasehold improvements, net	17,907	19,419
Goodwill, net	174,378	174,354
Other intangibles, net	26,583	28,154
Deferred income taxes, net	144,653	148,764

Total assets	$503,409	$501,767

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$50,819	$61,313
Accounts payable	34,984	28,482
Accrued expenses	11,945	16,813
Borrowings	249,500	249,750

Total liabilities	347,248	356,358

COMMITMENTS AND CONTINGENCIES (NOTE 5)

Retained earnings
Common stock, $0.001 par value, 500,000 shares authorized and 84,109 and 83,344 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	84	83
Preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Additional paid in capital	187,796	183,486
Retained earnings	78,252	71,302
Accumulated other comprehensive income	2,228	2,190
Treasury stock, at cost, 15,473 and 15,404 shares at March 31, 2010 and December 31, 2009, respectively	(112,104)	(111,564)

Total Global Cash Access Holdings, Inc. stockholders’ equity	156,256	145,497

Minority interest	(95)	(88)

Total stockholders’ equity	156,161	145,409

Total liabilities and stockholders’ equity	$503,409	$501,767

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per share)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
REVENUES:
Cash advance	$66,013	$81,366
ATM	81,778	86,423
Check services	7,674	10,827
Central Credit and other revenues	3,047	3,059

Total revenues	158,512	181,675

Cost of revenues (exclusive of depreciation and amortization)	(119,649)	(137,170)
Operating expenses	(18,957)	(20,462)
Amortization	(1,966)	(2,220)
Depreciation	(2,417)	(2,551)

OPERATING INCOME	15,523	19,272

INTEREST INCOME (EXPENSE), NET
Interest income	42	114
Interest expense	(4,363)	(4,768)

Total interest income (expense), net	(4,321)	(4,654)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	11,202	14,618

INCOME TAX PROVISION	(4,257)	(5,555)

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	6,945	9,063

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	32

NET INCOME	6,945	9,095
PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST	5	14

NET INCOME ATTRIBUTABLE TO GLOBAL CASH ACCESS HOLDINGS, INC AND SUBSIDIARIES	6,950	9,109

Foreign currency translation, net of tax	38	(146)

COMPREHENSIVE INCOME	$6,988	$8,963

Basic net income per share of common stock:
Continuing operations	$0.10	$0.12

Discontinued operations	$0.00	$0.00

Basic net income per share of common stock	$0.10	$0.12

Diluted net income per share of common stock:
Continuing operations	$0.10	$0.12

Discontinued operations	$0.00	$0.00

Basic net income per share of common stock	$0.10	$0.12

Weighted average number of common shares outstanding
Basic	68,268	77,368
Diluted	70,513	77,368
See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,945	$9,095
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	243	243
Amortization of intangibles	1,966	2,267
Depreciation	2,417	2,551
Gain on sale or disposal of assets	(143)	—
Provision for bad debts	1,452	2,657
Deferred income taxes	4,105	5,397
Stock-based compensation	2,120	1,840
Changes in operating assets and liabilities:
Settlement receivables	18,287	14,586
Other receivables, net	4,496	4,681
Prepaid and other assets	364	(128)
Settlement liabilities	(22,651)	(32,535)
Accounts payable	6,500	5,054
Accrued expenses	(4,838)	(3,944)

Net cash provided by operating activities	21,263	11,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(762)	(1,805)
Purchase of other intangibles	(396)	(418)
Other	—	(621)

Net cash used in investing activities	(1,158)	(2,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	(250)	(15,250)
Proceeds from exercise of stock options	2,190	—
Purchase of treasury stock	(540)	(20)

Net cash provided by (used in) financing activities	1,400	(15,270)

Continued

GLOBAL CASH ACCESS HOLDINGS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$335	$(146)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,840	(6,496)

CASH AND CASH EQUIVALENTS—Beginning of period	84,768	77,148

CASH AND CASH EQUIVALENTS—End of period	$106,608	$70,652

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$7,422	$8,240

Cash paid for income taxes, net of refunds	$244	$47

See notes to unaudited condensed consolidated financial statements.

1. BUSINESS AND BASIS OF PRESENTATION
Overview
Global Cash Access Holdings, Inc. is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. (“GCA”). Unless otherwise indicated, the terms “the Company,” “Holdings,” “we,” “us” and “our” refer to Global Cash Access Holdings, Inc. together with its consolidated subsidiaries. Holdings was formed on February 4, 2004 for the purpose of holding all of the outstanding capital stock of GCA and to guarantee the obligations under our senior secured credit facilities.
The Company is a provider in the United States and several international jurisdictions of cash access products and data intelligence services and solutions to the gaming industry. Our services and solutions provide gaming establishment patrons access to cash through a variety of methods, including automated teller machine (“ATM”) cash withdrawals, credit card cash access transactions, point-of-sale (“POS”) debit card transactions, check verification and warranty services and money transfers. In addition, the Company also provides products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments. These services are provided either directly by GCA or through one of its subsidiaries.
The Company also owns and operates a credit reporting agency for the gaming industry through a wholly-owned subsidiary, Central Credit, LLC (“Central Credit”) and provides credit-information services and credit-reporting history on gaming patrons to various gaming establishments. Central Credit operates in both international and domestic gaming markets. The Company, prior to December 31, 2009, operated a subsidiary, Arriva Card, Inc. (“Arriva”), that issued consumer revolving credit accounts. On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. The assets associated with Arriva operations have been segregated and reported as held for sale in the accompanying consolidated balance sheets as of December 31, 2009 and the results of operations for the Arriva business have been classified to discontinued operations for the three months ended March 31, 2009. The Company determined that as of July 1, 2009, the results of operations for the Arriva line of business were no longer material and the results of operations for the three months ended March 31, 2010 have been included in continuing operations.
Innovative Funds Transfer, LLC (“IFT”), formerly known as QuikPlay, LLC, is a joint venture that was formed on December 6, 2000, and is owned 60% by GCA and 40% by International Game Technology (“IGT”). IGT is one of the largest manufacturers of gaming equipment in the United States. As GCA is the managing member of this entity, IFT has been consolidated in the Company’s consolidated financial statements for all periods presented. On April 15, 2010, GCA and IGT recently decided to terminate IFT’s operations, and IFT was dissolved as of April 19, 2010. The dissolution of IFT did not have a material impact on the condensed consolidated financial statements of the Company.
The Company provides some services in conjunction with companies wholly owned by First Data Corporation (“First Data”), including Integrated Payment Systems, Inc. and IPS Canada, Inc. (collectively, “IPS”), TRS Recovery Services, Inc., and Western Union Financial Services, Inc. (“Western Union”). GCA is a money transfer agent for Western Union, a wholly owned subsidiary of First Data. Western Union contracts directly with the gaming establishments and provides GCA commissions on Western Union transactions processed by the gaming establishment. These commissions are included as part of other revenues in the accompanying condensed consolidated statements of income.
Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the full fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The unaudited condensed consolidated financial statements presented for the three months ended March 31, 2010 and 2009 and as of March 31, 2010 and December 31, 2009 include the accounts of Holdings and its subsidiaries.
All significant intercompany transactions and balances have been eliminated in consolidation.
Earnings Applicable to Common Stock
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the effect of potential common stock resulting from assumed stock option exercises. The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Weighted average common shares outstanding — basic (1)	68,268	77,368
Potential dilution from equity grants (2)(3)	2,245	—

Weighted average common shares outstanding — diluted	70,513	77,368

(1)
Included in the calculation of weighted average common shares outstanding – basic are 103,922 unvested shares of restricted common stock of Holdings granted in share-based payment transactions that are participating securities because such shares have voting rights as well as the right to participate in dividend distributions made by the Company to its common stockholders.

(2)
The potential dilution excludes the weighted average effect of stock options to acquire 1,611,157 and 7,944,142 shares of common stock of Holdings for the three months ended March 31, 2010 and 2009, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

(3)
The potential dilution excludes the weighted average effect of shares of time-based shares of restricted common stock of Holdings of 633,782 and 184,429 shares for the three months ended March 31, 2010 and 2009, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

Warranty Receivables
In the check services transactions provided by Central Credit, Central Credit warrants check cashing transactions performed at gaming establishments. If a gaming establishment chooses to have a check warranted, it sends a request to a check warranty service provider, asking whether it will warrant the check. The gaming establishment then pays the patron the check amount and deposits the check. If the check is dishonored by the patron’s bank, the gaming establishment invokes the warranty and the check warranty service provider purchases the check from the gaming establishment for the full check amount and then pursues collection activities on its own. All amounts paid out to the gaming establishment related to these items result in a warranty receivable from the patron. This amount is recorded in other receivables, net on the condensed consolidated balance sheets. On a monthly basis, Central Credit evaluates the collectibility of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the condensed consolidated statements of income. The Company writes off all warranty receivables that are older than one year in age.
A summary of the activity for the check warranty reserve for the three months ended March 31, 2010, is as follows (amounts in thousands):

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
	of Period	Expense	Deductions	Period
Quarter ended March 31, 2010	$8,595	$2,177	$(2,524)	$8,248
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, other receivables, net, settlement receivables and settlement liabilities approximates fair value due to the short-term maturities of these instruments. The fair value of GCA’s borrowings are estimated based on quoted market prices for the same issue or in instances where no market exists the quoted market prices for similar issues with similar terms are used to estimate fair value. The fair values of all other financial instruments, including amounts outstanding under the Bank of America Treasury Services Agreement (“Treasury Services Agreement”), approximate their book values as the instruments are short-term in nature or contain market rates of interest. The following table presents the fair value and carrying value of GCA’s borrowings (amounts in thousands):

	Fair Value	Carrying Value
March 31, 2010:
Senior secured credit facility	$96,750	$96,750
Senior subordinated notes	$153,132	$152,750

December 31, 2009:
Senior secured credit facility	$97,000	$97,000
Senior subordinated notes	$153,132	$152,750

3. ATM FUNDING AGREEMENTS
Bank of America Treasury Services Agreement
On December 19, 2007, GCA entered into the Treasury Services Agreement that allowed for the Company to utilize up to $360 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for the ATMs operated by the Company. For use of these funds, the Company pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points.
The Company recognizes the fees that it pays to Bank of America for cash usage pursuant to the Treasury Services Agreement as interest expense in our financial statements for the following reasons:
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

Pursuant to the Treasury Services Agreement, the limit on the maximum allowable currency to be provided by Bank of America is to $410 million. The amount provided by Bank of America can be increased above $410 million at the option of Bank of America.
For the three months ended March 31, 2010 and 2009, the cash usage fees incurred by the Company were $0.4 million and $0.7 million, respectively. At March 31, 2010 and December 31, 2009, the outstanding balance of ATM cash utilized by GCA from Bank of America was $359.6 million and $428.3 million, respectively, and the cash usage interest rates in effect were 0.487% and 0.483%, respectively.
The Company is responsible for any losses of cash in the ATMs under the Treasury Services Agreement. The Company is self-insured related to this risk. For the three months ended March 31, 2010 and 2009, the Company has incurred no material losses related to this self-insurance.
Site Funded ATMs
GCA operates some ATMs at customer locations where the customer provides the cash required for the ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability is included within settlement liabilities in the accompanying condensed consolidated balance sheets and was $26.7 million and $37.3 million as of March 31, 2010 and December 31, 2009, respectively. The Company operated 1,483 and 1,456 site funded ATMs, as of March 31, 2010 and December 31, 2009, respectively.

4. BENEFIT PLANS
Stock Options
The Company has issued stock options to acquire shares of the common stock of the Company (“options”) to directors, officers and key employees under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). Generally, options under the 2005 Plan (other than those granted to non-employee directors) will vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years. Options are issued at the current market price on the date of grant, with a contractual term of 10 years.
A summary of award activity under the 2005 Plan as of March 31, 2010 and changes during the three month ended is as follows:

		Weighted
		Average	Weighted
		Exercise	Average Life	Aggregate
	Options	Prices	Remaining	Intrinsic Value
				(in thousands)
Outstanding — December 31, 2009	8,861,833	$6.98	8.0 years	$15,763

Granted	1,420,690	7.77
Exercised	(512,142)	4.28
Forfeited	(41,898)	7.64

Outstanding — March 31, 2010	9,728,483	$7.24	8.0 years	$21,010

Exercisable — March 31, 2010	3,902,671	$9.45	7.0 years	$5,353

The fair value of options was determined as of the date of grant using Black-Scholes option pricing model with the following weighted-average assumption in the period ended March 31, 2010 and 2009.

	2010	2009
Risk-free interest rate	2.7%	2.0%
Expected life of options (in years)	6.3	6.3
Expected volatility of GCA’s stock price	59.7%	57.5%
Expected dividend yield	0.0%	0.0%
There were options granted to acquire 1.4 million shares of common stock during the three months ended March 31, 2010. During the three months ended March 31, 2010, the Company received $2.2 million in proceeds from the exercise of options. During the three months ended March 31, 2010, the Company recorded $1.6 million in non-cash compensation expense related to options granted that are expected to vest. As of March 31, 2010, there was $15.9 million in unrecognized compensation expense related to options expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.6 years.
There were options granted to acquire 2.8 million shares of common stock during the three months ended March 31, 2009. During the three months ended March 31, 2009, we received no proceeds from the exercise of options. During the three months ended March 31, 2009, we recorded $1.3 million in non-cash compensation expense related to options granted that are expected to vest. As of March 31, 2009, there was $16.4 million in unrecognized compensation expense related to options expected to vest.
Restricted Stock
The Company began issuing shares of restricted common stock of the Company to directors, officers and key employees in the first quarter of 2006. The vesting provisions are similar to those applicable to options. Because these shares of restricted stock are issued primarily to employees of the Company, some of the shares issued will be withheld by the Company to satisfy the minimum statutory tax withholding requirements applicable to such restricted stock awards. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced and the number of shares included within treasury stock is increased by the amount of shares withheld. During the three months ended March 31, 2010, the Company withheld 69,340 shares of restricted stock from employees with a cumulative vesting commencement date fair value of $0.5 million. These amounts have been included as part of the total treasury stock repurchased during the period.

A summary of all non-vested awards for the Company’s time-based restricted stock as of March 31, 2010 is as follows:

		Weighted Average
	Shares	Grant Date Fair	Aggregate Fair
	Outstanding	Value	Value
			(in thousands)

Balance — December 31, 2009	1,041,756	$3.12	$3,254

Granted	—	$—	$—
Vested	(252,164)	$3.26	$(822)
Canceled	(3,972)	$4.58	$(18)

Balance — March 31, 2010	785,620	$3.07	$2,414

There were 252,164 shares of time-based restricted stock vested during the three months ended March 31, 2010. During the three months ended March 31, 2010 and 2009, we recorded $0.5 million and $0.5 million in non-cash compensation expense related to the restricted stock granted that is expected to vest. As of March 31, 2010, there was $2.6 million in unrecognized compensation expense related to shares of time-based restricted stock expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.4 years.
5. COMMITMENTS AND CONTINGENCIES
Litigation Claims and Assessments
On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our former directors, our former chief executive officer, M&C International, Summit Partners, L.P., and certain underwriters to two prior stock offerings to the public. On June 10, 2008, an additional class action was filed in the United States District Court, Southern District of New York, naming essentially the same defendants and stating similar claims. On June 26, 2008, the foregoing actions were consolidated, and the Court appointed a lead plaintiff and lead counsel. In August 2008, the lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint named as additional defendants our former chief financial officer, certain current and former directors and additional underwriters and defendants and purports to alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Following motions by the defendants, the action was transferred to the District of Nevada in October 2008. On February 17, 2010, the parties to the consolidated action executed a Stipulation and Settlement Agreement pursuant to which the parties agreed to settle all claims in consideration of the establishment of a common settlement fund of $5.85 million. Pursuant to the settlement agreement, the Company’s insurance carrier will contribute all of the contributions to the settlement funds that are required from the Company, its current and former officers and directors, and those other defendants with whom it has agreements to indemnify. The settlement is subject to final approval by the court and a motion for preliminary approval was recently filed. All costs, expenses, fees and reimbursement for participating class members and lead counsel will be paid from the settlement fund. The Company maintains insurance that provides for reimbursement of substantially all of the legal fees and expenses associated with this action other than legal fees and expenses incurred by the Company’s underwriters who are defendants in this matter and for which the Company is obligated to indemnify. The Company does not anticipate that the amount of any such unpaid or future legal costs and expenses to be materially in excess of the reserve established by the Company for such legal costs and expenses.

On July 8, 2009, a class action was commenced by a patron of one of our gaming establishment customers in the United States District Court, Western District of Pennsylvania, against the Company. The complaint alleged violations of the Electronics Fund Transfer Act (“EFTA”) as the result of the alleged failure of the Company to provide notice in the statutorily required manner of transaction fees charged at certain of its ATMs. The plaintiff sought, among other things, actual or statutory damages. On September 24, 2009, the plaintiff and the Company entered into a settlement communication pursuant to which the parties agreed to establish a nationwide class of plaintiffs and the Company agreed to establish a common fund from which all costs, expenses and legal fees of the participating class members would be paid and the balance would be subsequently disbursed to the participating class members, following which the class action would be dismissed with prejudice. On December 3, 2009, the Court granted preliminary approval of the settlement. Upon termination of the notice period set forth in the preliminary approval order, and having received no objections or exclusion requests, the Court granted final approval of the settlement on March 5, 2010. Under the terms of the final judgment, the Company, without admission of liability, paid $0.5 million into the settlement fund. The final judgment also released the Company from any known or unknown claims that the class of plaintiffs had or could have against the Company for any claims that arise out of or are related to the alleged violation of any federal or state consumer protection statute, including EFTA.
On March 22, 2010, an action was commenced by Sightline Payments, LLC in the United States District Court, District of Nevada, against GCA. The complaint alleges antitrust violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act. The plaintiff seeks damages in the amount of $300 million and that such damages be trebled. The Company maintains insurance that may provide for reimbursement of some of the expenses associated with this action. On April 16, 2010, the Company commenced an action in the District Court of Nevada, Clark County, against the three current principals of Sightline Payments, LLC, all of whom are former executives of the Company. The Company alleges misappropriation of trade secrets, breach of contract, breach of duty of good faith and fair dealing and seeks damages and declaratory and injunctive relief.
Commitments
TSYS Acquiring Solutions, Inc. (“TSYS”) Processing Commitments. The Company obtains transaction processing services for electronic payment processing pursuant to an agreement with TSYS. Under terms of this agreement, which expires in June 2013, GCA is obligated to pay TSYS monthly processing fees.
IFT Required Capital Investment. Pursuant to the terms of our agreement with IGT, we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of March 31, 2010, we had invested a total of $4.6 million in IFT. On April 15, 2010, IGT and GCA entered into an agreement pursuant to which the parties agreed to dissolve IFT and on April 19, 2010, IFT was dissolved. On April 15, 2010.
First Data Sponsorship Indemnification Agreement. On March 10, 2004, GCA and First Data entered into a Sponsorship Indemnification Agreement whereby First Data agreed to continue its guarantee of performance by us to Bank of America for our sponsorship of a Bank Identification Number and Interbank Card Association license under the applicable VISA U.S.A. and MasterCard International rules. GCA has agreed to indemnify First Data and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to this agreement. As collateral security for prompt and complete performance of GCA’s obligations under this agreement, GCA was required to cause a letter of credit in the amount of $3.0 million to be issued to First Data to cover any indemnified amounts not paid under terms of this agreement. The required amount of this letter of credit is adjusted annually based upon the underlying cash advance volume covered by the Sponsorship Indemnification Agreement. In March 2009, the $3.2 million letter of credit expired. In April 2009, the letter of credit was increased to $3.8 million. As of March 31, 2010, the outstanding balance for this letter of credit was $4.1 million.

6. BORROWINGS
Second Amended and Restated Credit Agreement
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
A summary of the borrowings, repayments and amortization of the term loan facility, the revolving credit line and senior subordinated debt under the Second Amended and Restated Credit Agreement is as follows (in thousands):

	Loan	Revolving	Senior
	Facility	Line	Sub-Debt
Balance, December 31, 2009	$97,000	$—	$152,750
borrowings	—	—	—
repayments	(250)	—	—

Balance, March 31, 2010	$96,750	$—	$152,750

As of March 31, 2010 and December 31, 2009, the Company had $96.8 million and $97.0 million, respectively, in borrowings under the term loan facility, $0 under the revolving credit line, and $4.1 million in letters of credit issued and outstanding. The letters of credit issued and outstanding reduce amounts available under the revolving portion of the Second Amended and Restated Credit Agreement. Borrowings under this loan facility bear interest at a specified number of basis points above a specified base interest rate. At March 31, 2010, the weighted average interest rate, inclusive of the applicable margin of 87.5 basis points, was 1.12%.
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of default, which are subject to important exceptions and qualifications, as set forth in the Second Amended and Restated Credit Agreement. As of March 31, 2010, the Company is in compliance with the required covenants.
Senior Subordinated Notes
On March 10, 2004, GCA completed a private placement offering of $235 million 8.75% Senior Subordinated Notes due March 15, 2012 (the “Notes Offering”). On October 14, 2004, GCA completed an exchange offer of the notes for registered notes of like tenor and effect (the “Notes”). Interest on the Notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. All of the Company’s existing and future domestic wholly owned subsidiaries are guarantors of the Notes on a senior subordinated basis. On May 3, 2010, GCA redeemed prior to their maturity $25.0 million in the aggregate principal amount of the Notes at a redemption price of 100% of the principal amount of such Notes. As of March 31, 2010 and December 31, 2009, GCA had $152.8 million in borrowings outstanding under the Notes Offering.

7. CAPITAL STOCK
Common Stock Repurchases
On February 23, 2010, the Company’s Board of Directors authorized the repurchase pursuant to Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, of up to $25.0 million worth of the Company’s outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including, but not limited to, those relating to the Company’s senior secured indebtedness and the Notes. As of March 31, 2010, the Company had not purchased any of its shares of common stock pursuant to this repurchase authorization. On April 8, 2010, the Company repurchased in a privately negotiated transaction 3,105,590 shares of its outstanding common stock from various entities affiliated with Summit Partners, L.P. for an aggregate purchase price of $25.0 million at a purchase price of $8.05 per share of common stock. The Company funded this repurchase with its cash on hand. This repurchase was made pursuant to a new authorization by the Company’s Board of Directors in March 2010, separate from the $25.0 million share repurchase program previously made on February 23, 2010.
In addition, during the three months ended March 31, 2010, the Company repurchased or withheld from restricted stock awards 69,340 shares of common stock at an aggregate purchase price of $0.6 million to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.
8. RELATED PARTY TRANSACTIONS
Karim Maskatiya and Robert Cucinotta were members of our Board of Directors through the dates of their respective resignations of May 7, 2008 and May 20, 2008. As of December 31, 2008, Mr. Masakatiya and Mr. Cucinotta owned 11.8% and 11.8%, respectively, of the outstanding equity interests of the Company. The Company made payments for software development costs and system maintenance to Infonox on the Web (“Infonox”) pursuant to agreements with Infonox. At the time the Company entered into these agreements, Infonox was controlled by Messrs. Masakatiya and Cucinotta, who were also then members of our Board of Directors, and during a portion of the period presented, Infonox was controlled by family members of Mr. Maskatiya. These family members of Mr. Maskatiya owned a majority of the ownership interests and controlled the Board of Directors of Infonox until the closing of the sale of Infonox to TSYS on November 4, 2008.
In June 2009, the Company repurchased 5,785,602 shares of its common stock from Mr. Cucinotta, which is believed to be all of the shares held by Mr. Cucinotta at that time. In June 2009, Mr. Maskatiya disposed of a number of shares of the Company’s common stock in open market transactions, which is believed to be all of the shares held by Mr. Maskatiya at that time.
Prior to obtaining processing services from TSYS, the Company obtained transaction processing services from USA Payments and USA Payment Systems (together “USAP”), a company controlled by Messrs. Maskatiya and Cucinotta, pursuant to the Amended and Restated Agreement for Electronic Payment Processing. On January 5, 2009, the Company commenced an action in the State of Nevada District Court, Clark County against USAP in connection with various disputes relating to the Amended and Restated Agreement for Electronic Payment Processing. In October 2009, USAP paid the Company $1.8 million pursuant to an executed settlement agreement and agreed to the settlement of all claims and matters between the parties.
Messrs. Maskatiya and Cucinotta previously controlled and may still control or own all or a portion, directly or indirectly, of MCA Processing LLC, an assembler and distributor of redemption devices. From time to time in the past, GCA had procured those devices from MCA Processing, LLC, for usage by or sale to its customers.

On April 8, 2010, the Company repurchased in a privately negotiated transaction 3,105,590 shares of its outstanding common stock from various entities affiliated with Summit Partners, L.P. for an aggregate purchase price of $25.0 million at a purchase price of $8.05 per share of common stock. Charles J. Fitzgerald, is a managing partner of Summit Partners, L.P. and until his term expired on April 29, 2010, was a member of the Company’s Board of Directors. The Company funded this repurchase with its cash on hand. This repurchase was made pursuant to a new authorization by the Board of Directors of the Company in March 2010, separate from the $25.0 million share repurchase program previously made on February 23, 2010.
The following table represents the transactions with related parties for the three months ended March 31, 2010 and 2009 (amounts in thousands):

		Three Months Ended
Name of		March 31,
Related Party	Description of Transaction	2010	2009

USAP:

Transaction processing charges included in cost of revenues (exclusive of depreciation and amortization)		$—	$1,574

Pass through billing related to gateway fees, telecom and other items included in cost of revenues (exclusive of depreciation and amortization) and operating expenses		$—	$333

Sublease income earned for leasing out corporate office space for backup servers		$—	$(6)
The following table details the amounts receivable from or (liabilities to) these related parties that are recorded as part of other receivables, net, accounts payable or accrued expenses in the unaudited condensed consolidated balance sheets (amounts in thousands):

	March 31,	December 31,
	2010	2009

M&C International and related companies	$—	$(1)

Total included within other receivables, net	$—	$(1)

USAP	$—	$(212)
Infonox on the Web	$—	$(447)

Total included within accounts payable and accrued expenses	$—	$(659)

9. INCOME TAXES
The Company’s effective income tax rate for continuing operations for the three months ended March 31, 2010 and 2009 was 38.0%. Due to the amortization of our deferred tax assets for income tax purposes, actual cash taxes paid on pretax income generated in the first quarter of 2010 are expected to be substantially lower than the provision.

The following table presents the recorded income tax expense for the three months ended March 31, (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
Provision for income taxes:
Provision for income taxes on continuing operartions, as reported	$4,257	$5,555
Income tax provision (benefit), discontinued operations	—	17

Provision for income taxes, consolidated	$4,257	$5,572

Provision for income taxes, minority loss	3	8

Provision for income taxes attributable to Holdings	$4,260	$5,580

The Company accounts for uncertain tax positions in accordance with the FASB guidance issued in July 2006, which clarifies the accounting and disclosure for uncertainty in tax positions. As of March 31, 2010, there has been no change to the balance of unrecognized tax benefits reported at December 31, 2009.
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
The Company operates in three distinct business segments: (1) cash advance transactions, (2) ATM transactions and (3) check services. These segments are monitored separately by management for performance against its internal forecasts and are consistent with the Company’s internal management reporting.
Other lines of business, none of which exceed the established materiality for segment reporting, include Arriva, credit reporting services, Western Union, Casino Marketing Services and Global Recovery Services, among others.
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
Major Customers
For the three months ended March 31, 2010 and 2009, the combined revenues from all segments from our largest customer, Harrah’s Operating Company, Inc. and its subsidiaries and affiliates, was approximately $21.8 million and $24.7 million, respectively, representing 13.8% and 13.7% of the Company’s total consolidated revenues, respectively. Our five largest customers accounted for approximately 35.0% and 33.8% of our total revenue for the three months ended March 31, 2010 and 2009, respectively. The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

The table below presents the results of operations by operating segment for the three months ended March 31, 2010 and 2009 (amounts in thousands):

	Cash		Check
	Advance	ATM	Services	Other	Corporate	Total
Three Months Ended March 31, 2010

Revenues	$65,966	$81,778	$7,674	$3,094	$—	$158,512
Operating income (exclusive of depreciation and amortization) (1)	14,672	10,554	4,509	2,365	(12,194)	19,906

Three Months Ended March 31, 2009

Revenues	$81,366	$86,423	$10,827	$3,059	$—	$181,675
Operating income (exclusive of depreciation and amortization) (1)	18,261	11,617	5,345	2,418	(13,598)	24,043

(1) -	Depreciation and amortization expense for segment presentation purposes have been included within the Corporate segment, and have not been allocated to individual operating segments.
The table below presents total assets by operating segment as of March 31, 2010 and December 31, 2009 (amounts in thousands):

	March 31,	December 31,
Total Assets	2010	2009

Cash advance	$130,416	$134,439
ATM	78,898	89,100
Check services	39,480	47,136
Other	23,059	35,575
Corporate	231,556	195,517

Total assets	503,409	501,767

11. SUBSEQUENT EVENTS
Share Repurchases
On April 8, 2010, the Company repurchased, in a privately negotiated transaction, 3,105,590 shares of its outstanding common stock from various entities affiliated with Summit Partners, L.P. for an aggregate purchase price of $25.0 million at a purchase price of $8.05 per share of common stock. The Company funded this repurchase with its cash on hand. This repurchase was made pursuant to a new authorization by the Board of Directors of the Company in March 2010 separate from the $25.0 million share repurchase program previously made on February 23, 2010.
Sightline Payments, LLC Litigation
On March 22, 2010, an action was commenced by Sightline Payments, LLC in the United States District Court, District of Nevada, against GCA. The complaint alleges antitrust violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act. The plaintiff seeks damages in the amount of $300 million and that such damages be trebled. The Company maintains insurance that may provide for reimbursement of some of the expenses associated with this action. On April 16, 2010, the Company commenced an action in the District Court of Nevada, Clark County, against the three current principals of Sightline Payments, LLC, all of whom are former executives of the Company. The Company alleges misappropriation of trade secrets, breach of contract, breach of duty of good faith and fair dealing and seeks damages and declaratory and injunctive relief.

Changes in Management
On April 26, 2010, the Company announced that George Gresham, the Company’s Executive Vice President and Chief Financial Officer, resigned his positions from the Company effective May 7, 2010. Scott Betts, the Company’s President and Chief Executive Officer, will serve as interim Chief Financial Officer until a replacement is located.
On April 29, 2010, the Company announced that effective April 30, 2010, Steve Lazarus, the Company’s Executive Vice President of Sales, was named the Company’s Senior Vice President of Sales, and that Kurt Sullivan, the Company’s Executive Vice President of Central Credit and Check Services, was named the Company’s Senior Vice President of Central Credit and Check Services. The Company also announced that effective as of April 30, 2010, David Lucchese was named the Company’s Executive Vice President of Sales.
Redemption of Debt
On April 8, 2010, the Company announced the redemption prior to their maturity of $25.0 million in the aggregate principal amount of the Notes at a redemption price of 100% of the principal amount of such Notes. On May 3, 2010, these Notes were redeemed with the Company’s cash on hand.
Western Money Acquisition
On May 5, 2010, GCA acquired all of the issued and outstanding stock of Western Money Systems (“Western Money”) and Western Money became a wholly-owned subsidiary of GCA. Pursuant to the provisions of the stock purchase agreement between GCA and the stockholders of Western Money, GCA paid an aggregate of $15 million in consideration of all of such stock. Western Money is a manufacturer and provider of redemption devices to the gaming industry.
12. GUARANTOR INFORMATION
In March 2004, pursuant to the Notes Offering, GCA issued $235 million in aggregate principal amount of the Notes. At March 31, 2010 and December 31, 2009 there were $152.8 million in Notes outstanding. The Notes are guaranteed by all of GCA’s existing domestic 100% owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes. These guarantees are full, unconditional, joint and several. Global Cash Access (Canada), Inc., Global Cash Access (BVI), Inc., Global Cash Access Switzerland, AG., Global Cash Access (HK), Ltd, and GCA (Macau), S.A., all of which are wholly owned subsidiaries, and IFT, a consolidated joint venture, do not guarantee the Notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for GCA only, the issuer, as well as GCA’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009:

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
MARCH 31, 2010
(amounts in thousands)
(unaudited)

			Combined	Combined Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$95,520	$257	$10,831	$—	$106,608
Restricted cash and cash equivalents	—	369	—	—	—	369
Settlement receivables	—	22,754	5	1,403	(19,328)	4,834
Other receivables, net	65	15,284	94,284	1,439	(92,769)	18,303
Prepaid and other assets	—	8,911	533	330	—	9,774
Investment in subsidiaries	156,256	112,900	—	—	(269,156)	—
Property, equipment and leasehold improvements, net	—	17,136	353	418	—	17,907
Goodwill, net	—	128,065	45,500	813	—	174,378
Other intangibles, net	—	26,082	43	458	—	26,583
Deferred income taxes, net	—	132,952	11,623	78	—	144,653

TOTAL	$156,321	$559,973	$152,598	$15,770	$(381,253)	$503,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$66,828	$5	$3,314	$(19,328)	$50,819
Accounts payable	—	34,522	126	336	—	34,984
Accrued expenses	65	52,866	47,267	4,516	(92,769)	11,945
Borrowings	—	249,500	—	—	—	249,500

Total liabilities	65	403,716	47,398	8,166	(112,097)	347,248

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Total stockholders’ equity attributable to GCA, Inc.	156,256	156,352	105,200	7,604	(269,156)	156,256

MINORITY INTEREST	—	(95)	—	—	—	(95)

Total stockholders’ equity	156,256	156,257	105,200	7,604	(269,156)	156,161

Total liabilities and stockholders’ equity	$156,321	$559,973	$152,598	$15,770	$(381,253)	$503,409

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$74,272	$301	$10,195	$—	$84,768
Restricted cash and cash equivalents	—	369	—	—	—	369
Settlement receivables	—	40,872	—	1,593	(31,464)	11,001
Other receivables, net	12	18,174	91,557	1,456	(86,676)	24,523
Prepaid and other assets	—	9,458	762	195	—	10,415
Investment in subsidiaries	145,409	110,037	—	—	(255,446)	—
Property, equipment and leasehold improvements, net	—	18,528	427	464	—	19,419
Goodwill, net	—	128,064	45,500	790	—	174,354
Other intangibles, net	—	27,592	56	506	—	28,154
Deferred income taxes, net	—	137,073	11,617	74	—	148,764

TOTAL	$145,421	$564,439	$150,220	$15,273	$(373,586)	$501,767

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$89,610	$8	$3,159	$(31,464)	$61,313
Accounts payable	—	28,182	162	138	—	28,482
Accrued expenses	12	51,488	47,422	4,567	(86,676)	16,813
Borrowings	—	249,750	—	—	—	249,750

Total liabilities	12	419,030	47,592	7,864	(118,140)	356,358

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Total stockholders’ equity attributable to GCA, Inc.	145,497	145,497	102,628	7,409	(255,534)	145,497

MINORITY INTEREST	(88)	(88)	—	—	88	(88)

Total stockholders’ equity	145,409	145,409	102,628	7,409	(255,446)	145,409

Total liabilities and stockholders’ equity	$145,421	$564,439	$150,220	$15,273	$(373,586)	$501,767

*	Eliminations include inter company investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED MARCH 31, 2010
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$64,089	$1	$1,923	$—	$66,013
ATM	—	81,741	—	37	—	81,778
Check services	—	3,890	3,784	—	—	7,674
Central Credit and other revenues	6,950	4,564	2,260	—	(10,727)	3,047

Total revenues	6,950	154,284	6,045	1,960	(10,727)	158,512

Cost of revenues (exclusive of depreciation and amortization)	—	(116,664)	(1,735)	(1,250)	—	(119,649)
Operating expenses	—	(17,934)	(764)	(429)	170	(18,957)
Amortization	—	(1,906)	(12)	(48)	—	(1,966)
Depreciation	—	(2,286)	(83)	(48)	—	(2,417)

OPERATING INCOME	6,950	15,494	3,451	185	(10,557)	15,523

INTEREST INCOME (EXPENSE), NET
Interest income	—	36	—	6	—	42
Interest expense	—	(4,363)	—	—	—	(4,363)

Total interest income (expense), net	—	(4,327)	—	6	—	(4,321)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	6,950	11,167	3,451	191	(10,557)	11,202

INCOME TAX (PROVISION) BENEFIT	—	(4,128)	6	(135)	—	(4,257)

NET INCOME (LOSS)	6,950	7,039	3,457	56	(10,557)	6,945

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST LOSS	—	5	—	—	—	5

NET INCOME ATTRIBUTABLE TO GCA, INC.	$6,950	$7,044	$3,457	$56	$(10,557)	$6,950

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED MARCH 31, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$78,678	$—	$2,688	$—	$81,366
ATM	—	86,217	(48)	254	—	86,423
Check services	—	4,392	6,435	—	—	10,827
Central Credit and other revenues	5,151	3,810	2,146	—	(8,048)	3,059

Total revenues	5,151	173,097	8,533	2,942	(8,048)	181,675

Cost of revenues (exclusive of depreciation and amortization)	—	(132,101)	(2,913)	(2,156)	—	(137,170)
Operating expenses	—	(19,286)	(813)	(479)	116	(20,462)
Amortization	—	(1,855)	(323)	(42)	—	(2,220)
Depreciation	—	(2,287)	(191)	(73)	—	(2,551)

OPERATING INCOME	5,151	17,568	4,293	192	(7,932)	19,272

INTEREST INCOME (EXPENSE), NET
Interest income	—	100	—	14	—	114
Interest expense	—	(4,768)	—	—	—	(4,768)

Total interest income (expense), net	—	(4,668)	—	14	—	(4,654)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	5,151	12,900	4,293	206	(7,932)	14,618

INCOME TAX PROVISION	—	(5,441)	—	(114)	—	(5,555)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	5,151	7,459	4,293	92	(7,932)	9,063

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	32	—	—	32

NET INCOME (LOSS)	5,151	7,459	4,325	92	(7,932)	9,095

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST LOSS	—	—	—	14	—	14

NET INCOME ATTRIBUTABLE TO GCA, INC.	$5,151	$7,459	$4,325	$106	$(7,932)	$9,109

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,950	$6,992	$3,504	$56	$(10,557)	$6,945
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	—	243	—	—	—	243
Depreciation	—	1,909	9	48	—	1,966
Amortization of intangibles	—	2,292	77	48	—	2,417
Gain on sale of or disposal of assets	—	(143)	—	—	—	(143)
Provision for bad debts	—	—	1,452	—	—	1,452
Deferred income taxes	—	4,118	(6)	(7)	—	4,105
Equity Income (Loss)	(6,950)	(3,607)	—	—	10,557	—
Stock-based compensation	—	2,120	—	—	—	2,120
Changes in operating assets and liabilities:
Settlement receivables	—	18,113	—	174	—	18,287
Receivables other, net	—	5,421	(4,576)	40	3,611	4,496
Prepaid and other assets	—	499	(4)	(131)	—	364
Settlement liabilities	—	(22,786)	—	135	—	(22,651)
Accounts payable	—	6,340	(36)	196	—	6,500
Accrued expenses	53	1,385	(162)	(22)	(6,092)	(4,838)

Net cash provided by (used in) operating activities	$53	$22,896	$258	$537	$(2,481)	$21,263

*	Eliminations include intercompany investments and management fees

Continued

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, equipment and leasehold improvements	$—	$(750)	$(9)	$(3)	$—	$(762)
Purchase of other intangibles	—	(396)	—	—	—	(396)
Investment in subsidiaries	(3,825)	—	(238)	—	4,063	—

Net cash (used in) provided by investing activities	(3,825)	(1,146)	(247)	(3)	4,063	(1,158)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments under credit facility	—	(250)	—	—	—	(250)
Capital contributions	2,122	(540)	—	—	(1,582)	—
Proceeds from exercises of stock options	2,190	—	—	—	—	2,190
Purchase of treasury stock	(540)	—	—	—	—	(540)

Net cash provided by (used in) financing activities	3,772	(790)	—	—	(1,582)	1,400

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	234	—	101	—	335

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	21,194	11	635	—	21,840
CASH AND CASH EQUIVALENTS—Beginning of period	—	74,416	157	10,195	—	84,768

CASH AND CASH EQUIVALENTS—End of period	$—	$95,610	$168	$10,830	$—	$106,608

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,095	$9,095	$4,324	$32	$(13,451)	$9,095
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	—	243	—	—	—	243
Depreciation	—	2,288	191	72		2,551
Amortization of intangibles	—	1,854	371	42	—	2,267
Provision for bad debts	—	—	2,657	—	—	2,657
Deferred income taxes	—	5,390	17	(10)	—	5,397
Stock-based compensation	1,840	—	—	—	—	1,840
Changes in operating assets and liabilities:
Settlement receivables	—	16,024	87	(1,525)	—	14,586
Receivables other, net	—	18,852	(1,549)	251	(12,873)	4,681
Prepaid and other assets	—	(627)	579	(80)	—	(128)
Settlement liabilities	—	(28,986)	(278)	(3,271)	—	(32,535)
Accounts payable	—	5,591	(563)	26	—	5,054
Accrued expenses	—	13,625	(30,636)	203	12,864	(3,944)

Net cash provided by (used in) operating activities	$10,935	$43,349	$(24,800)	$(4,260)	$(13,460)	$11,764

*	Eliminations include intercompany investments and management fees

Continued

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	$—	$(1,925)	$169	$(49)	$—	$(1,805)
Purchase of other intangibles	—	(11,263)	10,845	—	—	(418)
Changes in restricted cash and cash equivalents	(10,761)	(3,549)	—	—	14,310	—
Investments in subsidiaries	—	(495)	(126)	—	—	(621)

Net (cash used) provided by in investing activities	(10,761)	(17,232)	10,888	(49)	14,310	(2,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(15,250)	—	—	—	(15,250)
Purchase of treasury stock	(20)	1,820	(678)	(1,142)	—	(20)

Net cash (used in) financing activities	(20)	(13,430)	(678)	(1,142)	—	(15,270)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	147	(154)	(300)	(131)	292	(146)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	12,533	(14,589)	(4,440)	—	(6,496)

CASH AND CASH EQUIVALENTS
Beginning of period	—	45,122	17,555	14,471	—	77,148

CASH AND CASH EQUIVALENTS
End of period	$—	$57,655	$2,966	$10,031	$—	$70,652

*	Eliminations include intercompany investments and management fees

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business which includes our business goals, key events occurring in the three months ended March 31, 2010, certain subsequent events that occurred after March 31, 2010, and certain trends, risks and challenges. We then discuss our results of operations for the three months ended March 31, 2010 as compared to the same period for 2009, respectively. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity needs and off-balance sheet arrangements. We conclude with a discussion of critical accounting policies and their impact on our unaudited condensed consolidated financial statements.
You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2009 Annual Report on Form 10-K (our “2009 10-K”). When reviewing our MD&A, you should also refer to the description of our Critical Accounting Policies and Estimates in our 2009 10-K because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could adversely or positively affect our future results include: the future financial performance of the gaming industry, the behavior of financial markets, including fluctuations in interest rates; the impact of regulation and regulatory changes, investigative and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of our 2009 10-K.
Overview
The Company is a provider in the United States and several international jurisdictions of cash access and data intelligence services and solutions to the gaming industry. Our services and solutions provide gaming establishment patrons access to cash through a variety of methods, including ATM cash withdrawals, credit card cash access transactions, POS debit card transactions, check verification and warranty services and money transfers. In addition, the Company also provides products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments. These services are provided either directly by GCA or through one of its subsidiaries.
On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. During the period that followed and up to June 30, 2009, the Company actively marketed the Arriva business for sale and accordingly classified the net assets of Arriva as available for sale on the consolidated balance sheet June 30, 2009. In July 2009, it was determined that the Arriva business was no longer significant and therefore not included in discontinued operations for the three months ended March 31, 2010. The operations for Arriva have been classified as discontinued operations for the three months ended March 31, 2009.
Key Events During the Three Months Ended March 31, 2010
•
On February 8, 2010, C.J. Fitzgerald advised the Company that he did not intend to seek re-election to the Board of Directors of the Company when his term expired as of the next annual meeting of the stockholders of the Company held on April 29, 2010.

•
On March 16, 2010, the Company announced that it had entered into a settlement agreement with respect to the pending securities class action lawsuit in which it and several of its current and former directors and executives were named as defendants.

Trends
Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We have indentified the more material positive and negative trends affecting our business as the following:
•	The gaming sector in the United States continues to experience a decline in business as compared to the prior year.

•	There continues to be a migration from credit card cash access transactions to ATM withdrawals by patrons of gaming establishments who use our services.

•	Gaming activity continues to expand into more international markets.

•	There continues to be a migration from the use of traditional paper checks and cash to electronic payments.

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

Three months ended March 31, 2010 compared to three months ended March 31, 2009
The following table sets forth the unaudited condensed consolidated results of operations for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended
	March 31, 2010		March 31, 2009
	$	%	$	%
REVENUES:
Cash advance	$66,013	41.6%	$81,366	44.8%
ATM	81,778	51.6%	86,423	47.6%
Check services	7,674	4.8%	10,827	6.0%
Central Credit and other revenues	3,047	1.9%	3,059	1.7%

Total revenues	158,512	100.0%	181,675	100.0%

Cost of revenues (exclusive of depreciation and amortization)	(119,649)	(75.5)%	(137,170)	(75.5)%
Operating expenses	(18,957)	(12.0)%	(20,462)	(11.3)%
Amortization	(1,966)	(1.2)%	(2,220)	(1.2)%
Depreciation	(2,417)	(1.5)%	(2,551)	(1.4)%

OPERATING INCOME	15,523	9.8%	19,272	10.6%

INTEREST INCOME (EXPENSE), NET
Interest income	42	0.0%	114	0.1%
Interest expense	(4,363)	(2.8)%	(4,768)	(2.6)%

Total interest income (expense), net	(4,321)	(2.7)%	(4,654)	(2.6)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	11,202	7.1%	14,618	8.0%
INCOME TAX PROVISION	(4,257)	(2.7)%	(5,555)	(3.1)%

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	6,945	4.4%	9,063	5.0%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	0.0%	32	—

NET INCOME	6,945	4.4%	9,095	5.0%

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST	5	0.0%	14	—

NET INCOME ATTRIBUTABLE TO GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES	$6,950	4.4%	$9,109	5.0%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$1.3		$1.6
ATM	$3.6		$3.9
Check warranty	$0.3		$0.5

Number of transactions completed (in millions):
Cash advance	2.8		3.2
ATM	20.6		22.4
Check warranty	1.3		1.8

Total Revenues
Total revenues for the three months ended March 31, 2010 were $158.5 million, a decrease of $23.2 million, or 12.7%, as compared to the three months ended March 31, 2009. The primary driver of the decreased revenue for the three months ended March 31, 2010 was a decline in same store revenue by 8.8%. Segment changes in revenue are discussed below.
Cash advance revenues for the three months ended March 31, 2010 were $66.0 million, a decrease of $15.4 million, or 18.9%, as compared to the three months ended March 31, 2009. This decrease was primarily due to lower credit usage by patrons at gaming establishments. This had a negative impact on our financial results as revenue generated from a cash advance transaction is generally more profitable than revenue generated from an ATM transaction. The number of cash advance transactions declined by approximately 0.4 million, or 13.3%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.
ATM revenues for the three months ended March 31, 2010 were $81.8 million, a decrease of $4.6 million, or 5.4%, as compared to the three months ended March 31, 2009. This decrease was primarily due to the continued decline in attendance by patrons to gaming establishments. The number of ATM transactions declined by approximately 1.8 million, or 8.2% while revenue per ATM transaction was up modestly due to a slightly higher average surcharge assessed per ATM transaction, for the three months ended March 31, 2010 as compared to the same period of 2009.
Check services revenues for the three months ended March 31, 2010 were $7.7 million, a decrease of $3.2 million, or 29.1%, as compared to the three months ended March 31, 2009. This decrease was primarily due to the decrease in number of check services transactions by 0.5 million, or 27.8%, largely driven by the loss of customers in this segment. Check services revenues have also been impacted by a long-term trend in which consumers continue to move from physical checks to electronic forms of transactions. As a result of this trend, we expect check services revenues to be lower in 2010 than in 2009.
Other revenues for the three months ended March 31, 2010 were $3.0 million, relatively flat as compared to same period of 2009.
We provide our cash access products and related services almost exclusively to gaming establishments for the purpose of enabling gaming patrons to access cash. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity and participation in such activities has in the past and may in the future decline during economic downturns as fewer patrons frequent gaming establishments due to a lack of confidence related to economic conditions. With fewer patrons visiting gaming establishments, there may be less gaming activity which could result in a decrease in use of our cash access products and related services during fiscal year 2010.
Costs and Expenses
Costs of revenues (exclusive of depreciation and amortization) for the three months ended March 31, 2010 were $119.6 million, a decrease of $17.5 million, or 12.8%, as compared to the three months ended March 31, 2009. This decrease was primarily due to the decreases in commission-related expenses and interchange charges which are largely correlated with revenue.
Operating expenses for the three months ended March 31, 2010 were $15.5 million, a decrease of $3.7 million, or 7.4%, as compared to the three months ended March 31, 2009. This decrease was primarily due to lower employee-related costs and lower ATM-related expenses.
Depreciation and amortization expenses for the three months ended March 31, 2010 were $4.4 million, a decrease of approximately $0.4 million, or 8.1%, as compared to the three months ended March 31, 2009. This decrease was primarily due to a decrease in amortization due to the run-off of amortization.
Primarily as a result of the factors described above, operating income for the three months ended March 31, 2010 was $15.5 million, a decrease of $3.7 million, or 19.5%, as compared to the three months ended March 31, 2009.
Interest expense, net for the three months ended March 31, 2010 was $4.4 million, a decrease of $0.3 million, or 7.2% as compared to the three months ended March 31, 2009. This decrease is primarily due from lower interest rates on lower average outstanding borrowings as well as a lower average draw on the Bank of America Treasury Services Agreement of $327.5 million for the three months ended March 31 2010 as compared to $390.2 million for the three months ended March 31, 2009. Interest income was also lower due to lower interest rates earned on invested cash balances during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Income tax expense for the three months ended March 31, 2010 was $4.3 million, a decrease of $1.3 million, or 23.4%, as compared to the three months ended March 31, 2009. The provision for income tax reflected an effective income tax rate of 38% for both the three months ended March 31, 2010 and 2009. The decrease in income tax expense was directly related to the decrease in income from continuing operations before income tax expense of 23.4%.
Primarily as a result of the foregoing, net income was $6.9 million, a decrease of $2.2 million, or 23.7% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Information about our financial position as of March 31, 2010 and December 31, 2009 is presented below (in thousands):

	March 31,	December 31,	%
	2010	2009	Change

Cash and cash equivalents	$106,608	$84,768	26%
Borrowings	249,500	249,750	0%
Stockholders’ equity	156,161	145,409	7%
Cash Resources
Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures. Cash and cash equivalents at March 31, 2009 included cash in non-U.S. jurisdictions of approximately $16.1 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside but are subject to taxation in the U.S. upon repatriation.
We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions, and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in settlement receivables. As of March 31, 2010, approximately $4.8 million was due to us, and we received these funds in early April 2010. As of March 31, 2010, we had approximately $50.8 million in settlement liabilities due to our customers for these settlement services which were paid in early April 2010.
Due to the timing differences between receipt of settlement receivables and payments to customers for settlement liabilities our actual net cash position available for other corporate purposes is determined as the sum of the cash on hand and our settlement receivables minus our settlement liabilities.

Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2010 and 2009, respectively (amounts in thousands):

	Three Months Ended March 31,
	2010	2009

Net cash provided by operating activities	$21,263	$11,764
Net cash used in investing activities	(1,158)	(2,844)
Net cash provided by (used in) financing activities	1,400	(15,270)
Net effect of exchange rate changes on cash and cash equivalents	335	(146)

Net increase (decrease) in cash and cash equivalents	21,840	(6,496)
Cash and cash equivalents, beginning of period	84,768	77,148

Cash and cash equivalents, end of period	$106,608	$70,652

Our principal source of liquidity is cash flows from operating activities, which were $21.3 million and $11.8 million for the three months ended March 31, 2010 and 2009, respectively. Changes in operating assets and liabilities accounted for a net increase of $2.2 million in cash flow from operating activities. Included in net cash provided by operating activities was $6.9 million of net income, and approximately $12.2 million of non-cash expenses.
Net cash used in investing activities totaled $1.2 million and $2.8 million for the three months ended March 31, 2010 and 2009, respectively. Included in net cash used in investing activities for the three months ended March 31, 2010 is $1.2 million used for capital investments and for the same period in 2009 is $2.2 million used for capital investments and $0.6 million of other.
Net cash provided by financing activities for the three months ended March 31, 2010 was $1.4 million due primarily to proceeds from exercises of stock options of $2.2 million offset by treasury purchases of $0.5 million and repayments of our credit facility of $0.3 million. Net cash used in financing activities for the three months ended March 31, 2009 was due to repayments of our credit facility of $15.3 million.
Deferred Tax Asset
At March 31, 2010, we had a net deferred income tax asset of $144.7 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of Acquired Goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.4%, this results in tax payments being approximately $19.0 million less than the provision for income taxes shown on the income statement for financial accounting purposes. This is an expected aggregate of $172.8 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion.
Other Liquidity Needs and Resources
Bank of America Amended Treasury Services Agreement—We obtain currency to meet the normal operating requirements of domestic ATMs that we operate pursuant to the Treasury Services Agreement with Bank of America. Under this agreement, all currency supplied by Bank of America remains the sole property of Bank of America at all times until it is dispensed, at which time Bank of America obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At March 31, 2010, the total currency obtained from Bank of America pursuant to this agreement was $359.6 million. Because Bank of America obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America for cash usage pursuant to the Treasury Services Agreement are reflected as interest expense in our financial statements.

On March 13, 2008, the Treasury Services Agreement was amended to increase the limit on the aggregate allowed currency that Bank of America would provide to the Company from $360 million to $410 million.
Pursuant to the terms of our agreement with IGT, we are obligated to invest up to our pro rata share of $10.0 million in capital to IFT. Our obligation to invest additional capital in IFT is conditioned upon capital calls, which are in our sole discretion. As of March 31, 2010, we had invested a total of $4.6 million in IFT. On April 15, 2010, IGT and GCA entered into an agreement pursuant to which the parties agreed to dissolve IFT and on April 19, 2010, IFT was dissolved. On April 15, 2010.
Senior Secured Credit Facility—As of March 31, 2010, we had $4.1 million in standby letters of credit issued and outstanding as collateral on surety bonds for certain licenses held related to our Nevada check cashing licenses.
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
Critical Accounting Policies
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The Securities and Exchange Commission (the “SEC”) defines a company’s critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain.
There were no material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed on March 15, 2010.
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
Bank of America supplies us with currency needed for normal operating requirements of the domestic ATMs operate pursuant to the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR increases. As of March 31, 2010, the rate in effect, inclusive of the 25 basis points margin, was 0.487% and the currency supplied by Bank of America pursuant to this agreement was $359.6 million. Based upon the average outstanding amount of currency to be supplied by Bank of America pursuant to this agreement during the first three months of 2010, which was $327.5 million, each 1% increase in the applicable LIBOR would have a $3.3 million impact on income before taxes over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. At March 31, 2010, the weighted average interest rate, inclusive of the applicable margin of 87.5 basis points, was 1.12%. Based upon the outstanding balance on the senior secured credit facility of $96.8 million on March 31, 2010, each 1% increase in the applicable LIBOR would add an additional $1.0 million of interest expense over a 12-month period.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our former directors, our former chief executive officer, M&C International, Summit Partners, L.P., and certain underwriters to two prior stock offerings to the public. On June 10, 2008, an additional class action was filed in the United States District Court, Southern District of New York, naming essentially the same defendants and stating similar claims. On June 26, 2008, the foregoing actions were consolidated, and the Court appointed a lead plaintiff and lead counsel. In August 2008, the lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint names as additional defendants our former chief financial officer, certain current and former directors and additional underwriters and defendants and purports to alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Following motions by the defendants, the action was transferred to the District of Nevada in October 2008. On February 17, 2010, the parties to the consolidated action executed a Stipulation and Settlement Agreement pursuant to which the parties agreed to settle all claims in consideration of the establishment of a common settlement fund of $5.85 million. Pursuant to the settlement agreement, the Company’s insurance carrier will contribute all of the contributions to the settlement funds that are required from the Company, its current and former officers and directors, and those other defendants with whom it has agreements to indemnify. The settlement is subject to final approval by the court and a motion for preliminary approval was recently filed. All costs, expenses, fees and reimbursement for participating class members and lead counsel will be paid from the settlement fund. The Company maintains insurance that provides for reimbursement of substantially all of the legal fees and expenses associated with this action other than legal fees and expenses incurred by the Company’s underwriters who are defendants in this matter and for which the Company is obligated to indemnify. The Company does not anticipate that the amount of any such unpaid or future legal costs and expenses to be materially in excess of the reserve established by the Company for such legal costs and expenses. The settlement is subject to preliminary and final approval by the court and a motion for preliminary approval was recently filed.
On July 8, 2009, a class action was commenced by a patron of one of our gaming establishment customers in the United States District Court, Western District of Pennsylvania, against the Company. The complaint alleged violations of the Electronics Fund Transfer Act (“EFTA”) as the result of the alleged failure of the Company to provide notice in the statutorily required manner of transaction fees charged at certain of its ATMs. The plaintiff sought, among other things, actual or statutory damages. On September 24, 2009, the plaintiff and the Company entered into a settlement communication pursuant to which the parties agreed to establish a nationwide class of plaintiffs and, the Company agreed to establish a common fund, from which all costs, expenses and legal fees of the participating class members would be paid and the balance would be subsequently disbursed to the participating class members, following which the class action would be dismissed with prejudice. On December 3, 2009, the Court granted preliminary approval of the settlement. Upon termination of the notice period set forth in the preliminary approval order, and having received no objections or exclusion requests, the Court granted final approval of the settlement on March 5, 2010. Under the terms of the final judgment, the Company, without admission of liability, paid $0.5 million into the settlement fund. The final judgment also released the Company from any known or unknown claims that the class of plaintiffs had or could have against the Company for any claims that arise out of or are related to the alleged violation of any federal or state consumer protection statute, including EFTA.
On March 22, 2010, an action was commenced by Sightline Payments, LLC in the United States District Court, District of Nevada, against GCA. The complaint alleges antitrust violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act.  The plaintiff seeks damages in the amount of $300 million and that such damages be trebled. The Company maintains insurance that may provide for reimbursement of some of the expenses associated with this action.  On April 16, 2010, the Company commenced an action in the District Court of Nevada, Clark County, against the three current principals of Sightline Payments, LLC, all of whom are former executives of the Company. The Company alleges misappropriation of trade secrets, breach of contract, breach of duty of good faith and fair dealing and seeks direct damages, and declaratory and injunctive relief.

ITEM 1A. RISK FACTORS
There are a number of factors that may affect the Company’s business and financial results or stock price. A complete description of these factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to those factors in the three months ended March 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases and Withholding of Equity Securities

					Total Number		Maximum
					of Shares		Approximate Dollar
	Total Number		Average Price		Purchased as		Value of Shares that
	of Shares		per Share		Part of Publicly		May Yet Be Purchased
	Purchased or		Purchased or		Announced Plans		Under the Plans or
	Withheld		Withheld		or Programs		Programs
01/1/10 – 01/31/10	—	(1)	$—		—	(1)	$25,000,000	(4)
02/1/10 – 02/28/10	—	(1)	—		—	(1)	$25,000,000	(4)
03/1/10 – 03/31/10	—	(1)	—		—	(1)	$25,000,000	(4)

Subtotals	—	(1)	—		—	(1)

01/1/10 – 01/31/10	2,277	(2)	$7.50	(3)	17,078	(2)	$—	(4)
02/1/10 – 02/28/10	61,359	(2)	7.78	(3)	477,373	(2)	$—	(4)
03/1/10 – 03/31/10	5,704	(2)	7.98	(3)	45,517	(2)	$—	(4)

Subtotals	69,340	(2)	7.79	(3)	539,968	(2)

Total	69,340		$7.79		539,968

(1)
There were no repurchases of common stock pursuant to the Rule 10b-18 share repurchase authorization that we publicly announced on February 16, 2010. Our Board of Directors authorized the repurchase of up to $25.0 million worth of common stock. The share buyback program does not obligate us to repurchase any specific number of shares and can be suspended or terminated at any time.

(2)
Represents the shares of common stock that were withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards. There are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum tax withholding obligations incident to the vesting of restricted stock awards.

(3)	Represents the average price per share of shares of common stock withheld from restricted stock awards on the date of withholding.

(4)
Represents the maximum approximate dollar value of shares of common stock available for repurchase pursuant to Rule 10b-18 share repurchase authorization at the end of the stated period. As of March 31, 2010, the maximum dollar value of shares that may yet be purchased pursuant to the Rule 10b-18 share buyback program is $25.0 million. However, there are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

ITEM 6. EXHIBITS

Exhibit No.		Description.

10.1	(1)	Amendment No. 3 to Employment Agreement with Scott Betts, dated March 26, 2010.

31.1	*
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 7, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 7, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*
Certification of Scott Betts, Chief Executive Officer and Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 7, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	*
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 7, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 31, 2010.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2010	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)	(Registrant)

	By:	/s/ George Gresham
George Gresham
Chief Financial Officer (For the Registrant as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description.

10.1	(1)	Amendment No. 3 to Employment Agreement with Scott Betts, dated March 26, 2010.

31.1	*
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 7, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 7, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*
Certification of Scott Betts, Chief Executive Officer and Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 7, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	*
Certification of George Gresham, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 7, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 31, 2010.

*	Filed herewith