Form 10-Q
period 2010-06-30
Global Cash Access Holdings, Inc.
filed 2010-08-06
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
Yes ☐ No ☑
     As of August 3, 2010, there were 66,903,933 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$62,148	$84,768
Restricted cash and cash equivalents	470	369
Settlement receivables	6,326	11,001
Other receivables, net	18,731	24,523
Inventory	5,279	—
Prepaid and other assets	8,453	10,415
Property, equipment and leasehold improvements, net	18,917	19,419
Goodwill	184,779	174,354
Other intangibles, net	25,632	28,154
Deferred income taxes	141,351	148,764

Total assets	$472,086	$501,767

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$53,602	$61,313
Accounts payable	32,185	28,482
Accrued expenses	19,701	16,813
Borrowings	224,250	249,750

Total liabilities	329,738	356,358

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 500,000 shares authorized and 84,837 and 83,344 shares issued at June 30, 2010 and December 31, 2009, respectively.	85	83
Preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at June 30, 2010 and December 31, 2009, respectively.	—	—
Additional paid in capital	193,356	183,486
Retained earnings	84,136	71,302
Accumulated other comprehensive income	2,010	2,190
Treasury stock, at cost, 18,596 and 15,404 shares at June 30, 2010 and December 31, 2009, respectively.	(137,239)	(111,564)

Total Global Cash Access Holdings, Inc. stockholders’ equity	142,348	145,497
Minority interest	—	(88)

Total stockholders’ equity	142,348	145,409

Total liabilities and stockholders’ equity	$472,086	$501,767

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per share)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES
Cash Advance	$63,956	$74,792	$129,968	$156,158
ATM	80,631	84,619	162,409	171,041
Check Services	7,914	10,501	15,588	21,328
Central Credit and other revenues	4,649	3,059	7,697	6,118

Total revenues	157,150	172,971	315,662	354,645

Cost of revenues (exclusive of depreciation and amortization)	(120,017)	(129,497)	(239,667)	(266,666)
Operating expenses	(19,338)	(19,666)	(38,296)	(40,128)
Amortization	(1,723)	(2,109)	(3,689)	(4,329)
Depreciation	(2,343)	(2,410)	(4,759)	(4,962)

OPERATING INCOME	13,729	19,289	29,251	38,560

INTEREST INCOME (EXPENSE)
Interest income	37	85	79	199
Interest expense	(4,178)	(4,654)	(8,540)	(9,422)

Total interest expense	(4,141)	(4,569)	(8,461)	(9,223)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	9,588	14,720	20,790	29,337

INCOME TAX PROVISION	(3,643)	(5,593)	(7,900)	(11,148)

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	5,945	9,127	12,890	18,189

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	12	—	44

NET INCOME	5,945	9,139	12,890	18,233

PLUS: NET INCOME (LOSS) ATTRIBUTABLE TO MINORITY INTEREST	(61)	19	(56)	33

NET INCOME ATTRIBUTABLE TO GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES	5,884	9,158	12,834	18,266

Foreign currency translation, net of tax	(218)	597	(180)	451

COMPREHENSIVE INCOME	$5,666	$9,755	$12,654	$18,717

Basic net income per share of common stock:
Continuing operations	$0.09	$0.12	$0.19	$0.24

Discontinued operations	$—	$—	$—	$—

Basic net income per share of common stock:	$0.09	$0.12	$0.19	$0.24

Diluted net income per share of common stock:
Continuing operations	$0.09	$0.12	$0.19	$0.23

Discontinued operations	$—	$—	$—	$—

Diluted net income per share of common stock:	$0.09	$0.12	$0.19	$0.23

Weighted average number of common shares outstanding:
Basic	65,836	76,934	66,782	77,470
Diluted	67,926	79,020	68,869	78,168
See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,890	$18,233
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	486	486
Amortization of intangibles	3,689	4,412
Depreciation	4,759	4,963
(Gain) loss on sale of or disposal of assets	(48)	26
Provision for bad debts	2,802	4,210
Deferred income taxes	7,647	8,227
Stock-based compensation	4,336	4,039
Changes in operating assets and liabilities:
Settlement receivables	18,381	16,411
Other receivables, net	2,114	769
Inventory	58	—
Prepaid and other assets	1,905	1,106
Settlement liabilities	(21,419)	(36,101)
Accounts payable	2,969	(1,256)
Accrued expenses	2,355	(1,355)

Net cash provided by operating activities	42,924	24,170

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Western Money Systems, Inc., net of cash	(15,352)	—
Purchase of property, equipment and leasehold improvements	(3,819)	(2,352)
Purchase of other intangibles	(1,027)	(1,194)
Changes in restricted cash and cash equivalents	(101)	(268)

Net cash used in investing activities	(20,299)	(3,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior subordinated debt	(25,000)	—
Repayments under credit facilty	(500)	(15,500)
Proceeds from exercise of options	5,538	193
Purchase of treasury stock	(25,675)	(36,160)

Net cash used in financing activities	(45,637)	(51,467)

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$392	$(2,020)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,620)	(33,131)

CASH AND CASH EQUIVALENTS — Beginning of period	84,768	77,148

CASH AND CASH EQUIVALENTS — End of period	$62,148	$44,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$8,564	$9,361

Cash paid for taxes, net of refunds	$359	$2,905

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BUSINESS AND BASIS OF PRESENTATION
Overview
Global Cash Access Holdings, Inc. (“Holdings”) is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. (“GCA”). Unless otherwise indicated, the terms “the Company,” “Holdings,” “we,” “us” and “our” refer to Holdings together with its consolidated subsidiaries. Holdings was formed on February 4, 2004 for the purpose of holding all of the outstanding capital stock of GCA and to guarantee the obligations under our senior secured credit facilities.
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
The Company also owns and operates a credit reporting agency for the gaming industry through a wholly-owned subsidiary, Central Credit, LLC (“Central Credit”), which provides credit-information services and credit-reporting history on gaming patrons to various gaming establishments. Central Credit operates in both international and domestic gaming markets. Prior to December 31, 2009, the Company operated a subsidiary Arriva Card, Inc. (“Arriva”) that issued consumer revolving credit accounts. On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. The assets associated with Arriva operations have been segregated and reported as held for sale in the accompanying condensed consolidated balance sheet as of December 31, 2009 and the results of operations for the Arriva business have been classified to discontinued operations for the three and six months ended June 30, 2009. The Company determined as of July 1, 2009, the results of operations for the Arriva line of business were no longer material and the results of operations for the three and six months ended June 30, 2010 have been included in continuing operations.
Innovative Funds Transfer, LLC (“IFT”), formerly known as QuikPlay, LLC, was a joint venture that was formed on December 6, 2000, and owned 60% by GCA and 40% by International Game Technology (“IGT”). IGT is one of the largest manufacturers of gaming equipment in the United States. GCA was the managing member of this entity. IFT was consolidated in the Company’s consolidated financial statements prior to April 19, 2010, at which time GCA and IGT dissolved IFT. The dissolution of IFT did not have a material impact on the condensed consolidated financial statements of the Company.
The Company provides some services in conjunction with other third party companies that are beneficially owned or controlled by First Data Corporation (“First Data”), including TRS Recovery Services, Inc. and Western Union Financial Services, Inc. (“Western Union”). GCA is a money transfer agent for Western Union. Western Union contracts directly with the gaming establishments and provides GCA commissions on Western Union transactions processed by the gaming establishment. These commissions are included as part of Central Credit and other revenues in the accompanying condensed consolidated statements of income.
GCA acquired all of the outstanding capital stock of Western Money Systems on May 5, 2010 for an aggregate purchase price of $15.4 million. Western Money Systems is a manufacturer of redemption kiosk devices. The results of operations of Western Money Systems from the acquisition date are included in Central Credit and other revenues for the three and six months ended June 30, 2010.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year.
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
Principles of Consolidation
The unaudited condensed consolidated financial statements presented for the three and six months ended June 30, 2010 and 2009 and as of June 30, 2010 and December 31, 2009 include the accounts of Holdings and its subsidiaries.
All intercompany transactions and balances have been eliminated in consolidation.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding — basic (1)	65,836	76,934	66,782	77,470
Potential dilution from equity grants (2)(3)	2,090	2,086	2,087	698

Weighted average common shares outstanding — diluted	67,926	79,020	68,869	78,168

(1)
Included in the calculation of weighted average common shares outstanding — basic are 146 and 250 unvested shares of restricted common stock of Holdings granted in share-based payment transactions for the three and six months ended June 30, 2010, respectively, that are participating securities because such shares have voting rights as well as the right to participate in dividend distributions made by the Company to its common stockholders.

(2)
The potential dilution excludes the weighted average effect of stock options to acquire 1,459 and 1,486 and 8,173 and 6,667 shares of common stock of Holdings for the three and six months ended June 30, 2010 and 2009, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

(3)
The potential dilution excludes the weighted average effect of shares of time-based shares of restricted common stock of Holdings of 631 and 600 and 141 and 341 shares for the three and six months ended June 30, 2010 and 2009, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

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
A summary of the activity for the check warranty reserve for the six months ended June 30, 2010, is as follows (amounts in thousands):

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions	Period
Six months ended June 30, 2010	8,595	$4,527	$(5,446)	$7,676
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
The following table presents the fair value and carrying value of GCA’s borrowings (amounts in thousands):

	As of June 30, 2010		As of December 31, 2009
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value	Level
Senior secured credit facility	$96,500	$96,500	$97,000	$97,000	2
Senior subordinated notes	$127,978	$127,500	$153,132	$152,750	1
Inventory
Inventory which consists of finished goods, such as redemption kiosk devices, work-in-progress and raw materials is stated at lower of cost or market. The cost of inventory includes cost of materials, labor, overhead and freight. Inventory is accounted for using the average cost method. Inventory as of June 30, 2010 and December 31, 2009 was $5.3 million and $0, respectively. All inventory was acquired as part of the Western Money Systems acquisition in May 2010.
3.	ATM FUNDING AGREEMENTS
Bank of America Treasury Services Agreement
On December 19, 2007, GCA entered into the Treasury Services Agreement that allowed for the Company to utilize up to $410 million in funds owned by Bank of America, N.A. (“Bank of America”) to provide the currency needed for normal operating requirements for the ATMs operated by the Company. For use of these funds, the Company pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points. The Treasury Services Agreement’s initial term expires on December 19, 2010 and automatically renews for additional one year periods unless either party notifies the other party of its intent not to terminate the Treasury Services Agreement at least 120 days prior to the expiration of the then current term.
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

Pursuant to the Treasury Services Agreement, the limit on the maximum allowable currency to be provided by Bank of America is $410 million. The amount provided by Bank of America can be increased above $410 million at the option of Bank of America.
For the three and six months ended June 30, 2010 and 2009, the cash usage fees incurred by the Company were $0.5 million and $0.9 million and $0.7 million and $2.3 million, respectively. At June 30, 2010 and December 31, 2009, the outstanding balance of ATM cash utilized by the Company from Bank of America was $361.9 million and $428.3 million, respectively, and the cash usage interest rates in effect were 0.599% and 0.483%, respectively.
The Company is responsible for any losses of cash in the ATMs under the Treasury Services Agreement. The Company is self-insured related to this risk. For the three and six months ended June 30, 2010 and 2009, the Company has incurred no material losses related to this self-insurance.
Site Funded ATMs
The Company operates some ATMs at customer locations where the customer provides the cash required for the ATM operational needs. The Company is required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability is included within settlement liabilities in the accompanying condensed consolidated balance sheets and was $26.5 million and $37.3 million as of June 30, 2010 and December 31, 2009, respectively. The Company operated 1,524 and 1,456 site-funded ATMs, as of June 30, 2010 and December 31, 2009, respectively.
4.	BENEFIT PLANS
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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of award activity under the 2005 Plan as of June 30, 2010 and changes during the six months ended is as follows:

		Weighted
		Average	Weighted
		Exercise	Average Life	Aggregate
	Options	Prices	Remaining	Intrinsic Value
				(in thousands)

Outstanding — December 31, 2009	8,861,833	$6.98	8.0 years	$15,763

Granted	1,540,690	7.83
Exercised	(1,167,788)	4.79
Forfeited	(472,586)	5.10

Outstanding — June 30, 2010	8,762,149	$7.16	7.0 years	$16,275

Exercisable — June 30, 2010	3,692,204	$9.21	6.7 years	$7,307

The fair value of options was determined as of the date of grant using Black-Scholes option pricing model with the following weighted-average assumption in the period ended June 30, 2010 and 2009.

	2010	2009
Risk-free interest rate	2.6%	2.0%
Expected life of options (in years)	6.3	6.3
Expected volatility of GCA’s stock price	59.0%	57.5%
Expected dividend yield	0.0%	0.0%
There were options granted to acquire 1.5 million shares of common stock during the six months ended June 30, 2010. During the six months ended June 30, 2010, the Company received $5.5 million in proceeds from the exercise of options. During the six months ended June 30, 2010, the Company recorded $3.4 million in non-cash compensation expense related to options granted that are expected to vest. As of June 30, 2010, there was $14.5 million in unrecognized compensation expense related to options expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.5 years.
There were options granted to acquire 2.9 million shares of common stock during the six months ended June 30, 2009. During the six months ended June 30, 2009, the Company received $0.3 million in proceeds from the exercise of options. During the six months ended June 30, 2009, we recorded $2.9 million in non-cash compensation expense related to options granted that are expected to vest. As of June 30, 2009, there was $16.8 million in unrecognized compensation expense related to options expected to vest over 2.4 years.
Restricted Stock
The Company issued shares of restricted common stock of the Company to directors, officers and key employees in the first quarter of 2006. The vesting provisions are similar to those applicable to options. Because these shares of restricted stock are issued primarily to employees of the Company, some of the shares issued will be withheld by the Company to satisfy the minimum statutory tax withholding requirements applicable to such restricted stock awards. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced and the number of shares included within treasury stock is increased by the amount of shares withheld. During the six months ended June 30, 2010, the Company withheld 86,240 shares of restricted stock from employees with a cumulative vesting commencement date fair value of $0.7 million. These amounts have been included as part of the total treasury stock repurchased during the period.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of all non-vested awards for the Company’s time-based restricted stock awards as of June 30, 2010 is as follows:

		Weighted Average
	Shares	Grant Date Fair	Aggregate
	Outstanding	Value	Fair Value
Balance, December 31, 2009	1,041,756	$3.12	$3,254

Granted	—	—	—
Vested	(324,917)	3.56	(1,157)
Canceled	(48,622)	2.99	(145)

Balance — June 30, 2010	668,217	$2.92	$1,952

There were 324,917 shares of time-based restricted stock vested during the six months ended June 30, 2010. During the six months ended June 30, 2010, we recorded $0.9 million in non-cash compensation expense related to the restricted stock granted that is expected to vest. As of June 30, 2010, there was $2.2 million in unrecognized compensation expense related to shares of time-based restricted stock expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.2 years.
5.	COMMITMENTS AND CONTINGENCIES
Litigation Claims and Assessments
On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our former directors, our former chief executive officer, M&C International, Summit Partners, L.P., and certain underwriters to two prior stock offerings to the public. On June 10, 2008, an additional class action was filed in the United States District Court, Southern District of New York, naming essentially the same defendants and stating similar claims. On June 26, 2008, the foregoing actions were consolidated, and the Court appointed a lead plaintiff and lead counsel. In August 2008, the lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint named as additional defendants our former chief financial officer, certain current and former directors and additional underwriters and defendants and purports to alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Following motions by the defendants, the action was transferred to the District of Nevada in October 2008. On February 17, 2010, the parties to the consolidated action executed a Stipulation and Settlement Agreement pursuant to which the parties agreed to settle all claims in consideration of the establishment of a common settlement fund of $5.85 million. Pursuant to the settlement agreement, the Company’s insurance carrier will contribute all of the contributions to the settlement funds that are required from the Company, its current and former officers and directors, and those other defendants with whom it has agreements to indemnify. On June 26, 2010, the court held a fairness hearing on the settlement and thereafter the final judgment and settlement was entered. All costs, expenses, fees and reimbursement for participating class members and lead counsel will be paid from the settlement fund. The Company maintains insurance that provides for reimbursement of substantially all of the legal fees and expenses associated with this action other than legal fees and expenses incurred by the Company’s underwriters who are defendants in this matter and which the Company is obligated to indemnify. The Company does not anticipate that the amount of any such unpaid or future legal costs and expenses to be materially in excess of the reserve established by the Company for such legal costs and expenses.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On March 22, 2010, an action was commenced by Sightline Payments, LLC in the United States District Court, District of Nevada, against Holdings and GCA. The complaint alleges antitrust violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act. The plaintiff seeks damages in the amount of $300 million and that such damages be trebled. The Company has filed a motion for a dismissal of the action with prejudice and a hearing on such motion was held. The Company maintains insurance that will provide for reimbursement of certain of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action. On April 16, 2010, the Company commenced an action in the District Court of Nevada, Clark County, against the three current principals of Sightline Payments, LLC, all of whom are former executives of the Company. The Company alleges misappropriation of trade secrets, breach of contract, breach of duty of good faith and fair dealing and seeks damages and declaratory and injunctive relief. The Company has received a temporary restraining order barring the defendants in this action from making any continued disclosure of the Company’s proprietary and confidential information.
On July 7, 2010, an action was commenced by Automated Systems America, Inc. in the United States District Court, Central District of California, against Holdings, GCA and certain current employees of GCA. The complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of certain patents owned by the Company and alleges antitrust violations of Section 2 of the Sherman Act, unfair competition violations under the Lanham Act and tortuous interference and defamation per se. The plaintiff seeks damages in excess of $2 million, punitive damages, and a trebling of damages associated with the allegations under Section 2 of the Sherman Act. The Company maintains insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action.
Commitments
TSYS Acquiring Solutions, Inc. (“TSYS”) Processing Commitments. The Company obtains transaction processing services for electronic payment processing pursuant to an agreement with TSYS. Under terms of this agreement, which expires in June 2013, GCA is obligated to pay TSYS monthly processing fees.
First Data Sponsorship Indemnification Agreement. On March 10, 2004, GCA and First Data entered into a Sponsorship Indemnification Agreement whereby First Data agreed to continue its guarantee of performance by us to Bank of America for our sponsorship of a Bank Identification Number and Interbank Card Association license under the applicable VISA U.S.A. and MasterCard International rules. GCA has agreed to indemnify First Data and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to this agreement. As collateral security for prompt and complete performance of GCA’s obligations under this agreement, GCA was required to cause a letter of credit in the amount of $3.0 million to be issued to First Data to cover any indemnified amounts not paid under terms of this agreement. The required amount of this letter of credit is adjusted annually based upon the underlying cash advance volume covered by the Sponsorship Indemnification Agreement. As of December 31, 2009, the outstanding balance for this letter of credit was $4.1 million. As of June 30, 2010, the outstanding balance for this letter of credit was $0.3 million.
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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of the borrowings, repayments and amortization of the term loan facility, the revolving credit line and senior subordinated debt under the Second Amended and Restated Credit Agreement is as follows (in thousands):

	Loan	Revolving	Senior
	Facility	Line	Sub-Debt
Balance, December 31, 2009	$97,000	$—	$152,750
borrowings	—	—	—
repayments	(250)	—	—

Balance, March 31, 2010	96,750	—	152,750
borrowings	—	—	—
repayments	(250)	—	(25,000)

Balance, June 30, 2010	$96,500	$—	$127,750

As of June 30, 2010 and December 31, 2009, the Company had $96.5 million and $97.0 million, respectively, in borrowings under the term loan facility, $0 under the revolving credit line, and $0.3 million in letters of credit issued and outstanding. The letters of credit issued and outstanding reduce amounts available under the revolving portion of the Second Amended and Restated Credit Agreement. Borrowings under this loan facility bear interest at a specified number of basis points above a specified base interest rate. At June 30, 2010, the weighted average interest rate, inclusive of the applicable margin of 112.5 basis points, was 1.472%.
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of default, which are subject to important exceptions and qualifications, as set forth in the Second Amended and Restated Credit Agreement. As of June 30, 2010, the Company is in compliance with the required covenants.
Senior Subordinated Notes
On March 10, 2004, GCA completed a private placement offering of $235 million 8.75% Senior Subordinated Notes due March 15, 2012 (the “Notes Offering”). On October 14, 2004, GCA completed an exchange offer of such notes for registered notes of like tenor and effect (the “Notes”). Interest on the Notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semi annually on March 15th and September 15th. All of the Company’s existing and future domestic wholly owned subsidiaries are guarantors of the Notes on a senior subordinated basis. On May 3, 2010, GCA redeemed prior to their maturity $25.0 million in the aggregate principal amount of the Notes at a redemption price of 100% of the principal amount of such Notes. As of December 31, 2009, GCA had $152.8 million in borrowings outstanding under the Notes Offering and as of June 30, 2010 had $127.8 million in borrowings outstanding under the Notes Offering.
7.	CAPITAL STOCK
Common Stock Repurchases
On February 23, 2010, the Company’s Board of Directors authorized the repurchase pursuant to Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, of up to $25.0 million worth of the Company’s outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including, but not limited to, those relating to the Company’s senior secured indebtedness and the Notes. As of June 30, 2010, the Company had not purchased any of its shares of common stock pursuant to this repurchase authorization.
In addition, during the three and six months ended June 30, 2010, the Company repurchased or withheld from restricted stock awards 16,900 and 86,240 shares of common stock at an aggregate purchase price of $0.1 million and $0.7 million, respectively, to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.	RELATED PARTY TRANSACTIONS
Prior to obtaining processing services from TSYS, the Company obtained transaction processing services pursuant to the Amended and Restated Agreement for Electronic Payment Processing from USA Payments and USA Payment Systems (together “USAP”), a company controlled by Karim Maskatiya and Robert Cucinotta, who were former members of our Board of Directors through the dates of their respective resignations of May 7, 2008 and May 20, 2008. On January 5, 2009, the Company commenced an action in the State of Nevada District Court, Clark County against USAP in connection with various disputes relating to the Amended and Restated Agreement for Electronic Payment Processing. In October 2009, USAP paid the Company $1.8 million pursuant to an executed settlement agreement and agreed to the settlement of all claims and matters between the parties.
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
The following table represents the transactions with related parties for the three and six months ended June 30, 2010 and 2009 (amounts in thousands):

		Three Months Ended		Six Months Ended
Name of		June 30,		June 30,
Related Party	Description of Transaction	2010	2009	2010	2009

USA Payments and	Transaction processing charges	$—	$1,566	$—	$3,140
USA Payment Systems	included in cost of revenues (exclusive of depreciation and amortization)

	Pass through billing related to	$—	$395	$—	$728
	gateway fees, telecom and other items included in cost of revenues (exclusive of depreciation and amortization) and operating expenses

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9.	INCOME TAXES
The Company’s effective income tax rate from continuing operations for the three and six months ended June 30, 2010 and 2009 was 38.0% and 38.0%, respectively. The following table presents the recorded income tax expense for the three and six months ended June 30, (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Provision for income taxes:
Provision for income taxes on continuing operations, as reported	$3,643	$5,593	$7,900	$11,148
Provision for income taxes, discontinued operations	—	7	—	25

Provision for income taxes, consolidated	3,643	5,600	7,900	11,173
Provision (benefit) for income taxes, minority loss (income)	(34)	11	(31)	18

Provision for income taxes attributable to GCA Holdings, Inc.	$3,609	$5,611	$7,869	$11,191

The Company accounts for uncertain tax positions in accordance with the accounting guidance issued in July 2006, which clarifies the accounting and disclosure for uncertainty in tax positions. As of June 30, 2010, there has been no change to the balance of unrecognized tax benefits reported at December 31, 2009.
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
The Company operates in three distinct business segments: (1) cash advance transactions, (2) ATM transactions, and (3) check services. These segments are monitored separately by management for performance against its internal forecasts and are consistent with the Company’s internal management reporting.
Other lines of business, none of which exceed the established materiality for segment reporting, include credit reporting services, Western Money, Western Union, Casino Marketing Services and Global Recovery Services, among others.
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
Major Customers
For the three and six months ended June 30, 2010 and 2009, the combined revenues from all segments from our largest customer, Harrah’s Operating Company, Inc. and its subsidiaries and affiliates, was approximately $21.5 million and $43.3 million and $24.3 million and $49.1 million, respectively, representing 13.8% and 13.8% and 14.1% and 13.9% of the Company’s total consolidated revenues, respectively. Our five largest customers accounted for approximately 34.6% and 34.8% and 33.8% and 33.8%, respectively, of our total revenue for the three and six months ended June 30, 2010 and 2009, respectively.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The tables below present the results of operations by operating segment for the three and six months ended June 30, 2010 and 2009 and total assets by operating segment as of June 30, 2010 and December 31, 2009 (amounts in thousands):

	Cash		Check
	Advance	ATM	Services	Other	Corporate	Total
Three Months Ended June 30, 2010

Revenues	$64,002	$80,631	$7,914	$4,603	$—	$157,150
Operating income (1)	$12,706	$9,992	$4,696	$4,235	$(13,834)	$17,795

Three Months Ended June 30, 2009

Revenues	$74,792	$84,619	$10,501	$3,059	$—	$172,971
Operating income (1)	16,728	10,892	6,572	2,503	(12,887)	23,808

Six Months Ended June 30, 2010

Revenues	$129,968	$162,409	$15,588	$7,697	$—	$315,662
Operating income (1)	27,378	20,546	9,205	6,600	(26,030)	37,699

Six Months Ended June 30, 2009

Revenues	$156,158	$171,041	$21,328	$6,118	$—	$354,645
Operating income (1)	$34,989	$22,509	$11,917	$4,921	$(26,485)	$47,851

(1)
— Reported as exclusive of depreciation and amortization. Depreciation and amortization expense for segment presentation purposes has been included within the Corporate segment, and has not been allocated to individual operating segments.

	June 30,	December 31,
Total Assets	2010	2009

Cash advance	$146,220	$134,439
ATM	82,955	89,100
Check services	35,136	47,136
Other	41,900	35,575
Corporate	165,875	195,517

Total assets	$472,086	$501,767

11.	SUBSEQUENT EVENTS
On July 21, 2010, the Company announced that it had received notice from Harrah’s Operating Company, Inc. of its intent not to renew its agreements with certain subsidiaries of the Company for the provision of ATM services, POS debit services and credit card cash access services (the “Harrah’s Cash Access Agreements”) upon their expiration pursuant to their terms on November 30, 2010. The Company does not believe that the expiration of the Harrah’s Cash Access Agreements will have a material impact on the Company’s results of operations for the calendar year 2010.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.	GUARANTOR INFORMATION
In March 2004, pursuant to the Notes Offering, GCA issued $235 million in aggregate principal amount of the Notes. At June 30, 2010 and December 31, 2009 there were $127.8 million and $152.8 million, respectively, in Notes outstanding. The Notes are guaranteed by all of GCA’s existing domestic 100% owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes. These guarantees are full, unconditional, joint and several. Global Cash Access (Canada) Inc., Global Cash Access (BVI), Inc., Global Cash Access Switzerland, AG., Global Cash Access (HK) Ltd., and GCA (Macau), S.A., Game Financial Caribbean N.V., Global Cash Access (Panama), Inc., Global Cash Access (UK) Ltd., Global Cash Access (Belize) Ltd., G.C.A. Incorporated all of which are wholly owned subsidiaries of the Company do not guarantee the Notes. Prior to its dissolution, IFT, which was a joint venture, did not guarantee the Notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for GCA only, the issuer, as well as GCA’s guarantor subsidiaries and non-guarantor subsidiaries and affiliates, as of June 30, 2010 and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009:

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
JUNE 30, 2010
(amounts in thousands)
(unaudited)

			Combined	Combined	Elimination
	Parent	Issuer	Guarantors	Non-Guarantors	Entries *	Consolidated
ASSETS
Cash and cash equivalents	$—	$50,694	$786	$10,668	$—	$62,148
Restricted cash and cash equivalents	—	470	—	—	—	470
Settlement receivables	—	22,747	—	1,279	(17,700)	6,326
Other receivables, net	56,133	151,153	91,762	22,183	(302,500)	18,731
Inventory, net	—	—	5,279	—	—	5,279
Prepaid and other assets	—	7,659	548	246	—	8,453
Investment in subsidiaries	142,349	117,838	—	—	(260,187)	—
Property, equipment and leasehold improvements, net	—	17,918	679	320	—	18,917
Goodwill	—	128,064	55,924	791	—	184,779
Other intangibles, net	—	25,234	157	241	—	25,632
Deferred income taxes	—	129,670	11,693	(12)	—	141,351

TOTAL	$198,482	$651,447	$166,828	$35,716	$(580,387)	$472,086

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$68,565	$—	$2,737	$(17,700)	$53,602
Accounts payable	—	31,566	494	125	—	32,185
Accrued expenses	56,132	184,717	67,585	13,767	(302,500)	19,701
Borrowings	—	224,250	—	—	—	224,250

Total liabilities	56,132	509,098	68,079	16,629	(320,200)	329,738

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Total stockholders’ equity attributable to GCA, Inc.	142,350	142,349	98,749	19,087	(260,187)	142,348

MINORITY INTEREST	—	—	—	—	—	—
Total stockholders’ equity	142,350	142,349	98,749	19,087	(260,187)	142,348

Total liabilities and stockholders’ equity	$198,482	$651,447	$166,828	$35,716	$(580,387)	$472,086

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined	Elimination
	Parent	Issuer	Guarantors	Non-Guarantors	Entries *	Consolidated
ASSETS
Cash and cash equivalents	$—	$74,272	$301	$10,195	$—	$84,768
Restricted cash and cash equivalents	—	369	—	—	—	369
Settlement receivables	—	40,872	—	1,593	(31,464)	11,001
Other receivables, net	12	18,174	91,557	1,456	(86,676)	24,523
Prepaid and other assets	—	9,458	762	195	—	10,415
Investment in subsidiaries	145,409	110,037	—	—	(255,446)	—
Property, equipment and leasehold improvements, net	—	18,528	427	464	—	19,419
Goodwill	—	128,064	45,500	790	—	174,354
Other intangibles, net	—	27,592	56	506	—	28,154
Deferred income taxes	—	137,073	11,617	74	—	148,764

TOTAL	$145,421	$564,439	$150,220	$15,273	$(373,586)	$501,767

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$89,610	$8	$3,159	$(31,464)	$61,313
Accounts payable	—	28,182	162	138	—	28,482
Accrued expenses	12	51,488	47,422	4,567	(86,676)	16,813
Borrowings	—	249,750	—	—	—	249,750

Total liabilities	12	419,030	47,592	7,864	(118,140)	356,358

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Total stockholders’ equity attributable to GCA, Inc.	145,497	145,497	102,628	7,409	(255,534)	145,497

MINORITY INTEREST	(88)	(88)	—	—	88	(88)

Total stockholders’ equity	145,409	145,409	102,628	7,409	(255,446)	145,409

Total liabilities and stockholders’ equity	$145,421	$564,439	$150,220	$15,273	$(373,586)	$501,767

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED JUNE 30, 2010
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$62,052	$—	$1,904	$—	$63,956
ATM	—	80,592	—	39	—	80,631
Check services	—	3,918	3,996	—	—	7,914
Central Credit and other revenues	5,884	5,179	4,901	—	(11,315)	4,649

Total revenues	5,884	151,741	8,897	1,943	(11,315)	157,150

Cost of revenues (exclusive of depreciation and amortization)	—	(116,661)	(2,083)	(1,273)	—	(120,017)
Operating expenses	—	(17,758)	(1,613)	(145)	178	(19,338)
Amortization	—	(1,670)	(7)	(46)	—	(1,723)
Depreciation	—	(2,220)	(85)	(38)	—	(2,343)

OPERATING INCOME	5,884	13,432	5,109	441	(11,137)	13,729

INTEREST INCOME (EXPENSE), NET
Interest income	—	30	—	7	—	37
Interest expense	—	(4,178)	—	—	—	(4,178)

Total interest income (expense), net	—	(4,148)	—	7	—	(4,141)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	5,884	9,284	5,109	448	(11,137)	9,588

INCOME TAX PROVISION	—	(3,435)	(142)	(66)	—	(3,643)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	5,884	5,849	4,967	382	(11,137)	5,945

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—	—

NET INCOME (LOSS)	5,884	5,849	4,967	382	(11,137)	5,945

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST	—	(61)	—	—	—	(61)

NET INCOME ATTRIBUTABLE TO GCA, INC.	$5,884	$5,788	$4,967	$382	$(11,137)	$5,884

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED JUNE 30, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$72,222	$—	$2,570	$—	$74,792
ATM	—	84,393	—	226	—	84,619
Check services	—	4,355	6,146	—	—	10,501
Central Credit and other revenues	9,157	6,212	2,127	—	(14,437)	3,059

Total revenues	9,157	167,182	8,273	2,796	(14,437)	172,971

Cost of revenues (exclusive of depreciation and amortization)	—	(125,505)	(1,965)	(2,027)	—	(129,497)
Operating expenses	—	(18,334)	(748)	(750)	166	(19,666)
Amortization	—	(1,816)	(254)	(39)	—	(2,109)
Depreciation	—	(2,266)	(71)	(73)	—	(2,410)

OPERATING INCOME	9,157	19,261	5,235	(93)	(14,271)	19,289

INTEREST INCOME (EXPENSE), NET
Interest income	—	75	—	10	—	85
Interest expense	—	(4,654)	—	—	—	(4,654)

Total interest income (expense), net	—	(4,579)	—	10	—	(4,569)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	9,157	14,682	5,235	(83)	(14,271)	14,720

INCOME TAX PROVISION	—	(5,551)	—	(42)	—	(5,593)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	9,157	9,131	5,235	(125)	(14,271)	9,127

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	12	—	—	12

NET INCOME (LOSS)	9,157	9,131	5,247	(125)	(14,271)	9,139

PLUS: NET GAIN ATTRIBUTABLE TO MINORITY INTEREST	—	19	—	—	—	19

NET INCOME ATTRIBUTABLE TO HOLDINGS	$9,157	$9,150	$5,247	$(125)	$(14,271)	$9,158

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
SIX MONTHS ENDED JUNE 30, 2010
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$126,141	$—	$3,827	$—	$129,968
ATM	—	162,333	—	76	—	162,409
Check services	—	7,808	7,780	—	—	15,588
Central Credit and other revenues	12,834	9,744	7,161	—	(22,042)	7,697

Total revenues	12,834	306,026	14,941	3,903	(22,042)	315,662

Cost of revenues (exclusive of depreciation and amortization)	—	(233,326)	(3,818)	(2,523)	—	(239,667)
Operating expenses	—	(35,691)	(2,339)	(613)	347	(38,296)
Amortization	—	(3,576)	(16)	(97)	—	(3,689)
Depreciation	—	(4,504)	(162)	(93)	—	(4,759)

OPERATING INCOME	12,834	28,929	8,606	577	(21,695)	29,251

INTEREST INCOME (EXPENSE), NET
Interest income	—	66	—	13	—	79
Interest expense	—	(8,540)	—	—	—	(8,540)

Total interest income (expense), net	—	(8,474)	—	13	—	(8,461)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	12,834	20,455	8,606	590	(21,695)	20,790

INCOME TAX PROVISION	—	(7,563)	(136)	(201)	—	(7,900)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	12,834	12,892	8,470	389	(21,695)	12,890

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—	—

NET INCOME (LOSS)	12,834	12,892	8,470	389	(21,695)	12,890

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST	—	(56)	—	—	—	(56)

NET INCOME ATTRIBUTABLE TO HOLDINGS	$12,834	$12,836	$8,470	$389	$(21,695)	$12,834

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
SIX MONTHS ENDED JUNE 30, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$150,900	$—	$5,258	$—	$156,158
ATM	—	170,609	(48)	480	—	171,041
Check services	—	8,747	12,581	—	—	21,328
Central Credit and other revenues	18,266	11,639	4,273	—	(28,060)	6,118

Total revenues	18,266	341,895	16,806	5,738	(28,060)	354,645

Cost of revenues (exclusive of depreciation and amortization)	—	(257,605)	(4,878)	(4,183)	—	(266,666)
Operating expenses	—	(37,620)	(1,562)	(1,288)	342	(40,128)
Amortization	—	(3,671)	(577)	(81)	—	(4,329)
Depreciation	—	(4,554)	(262)	(146)	—	(4,962)

OPERATING INCOME	18,266	38,445	9,527	40	(27,718)	38,560

INTEREST INCOME (EXPENSE), NET
Interest income	—	176	—	23	—	199
Interest expense	—	(9,422)	—	—	—	(9,422)

Total interest income (expense), net	—	(9,246)	—	23	—	(9,223)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	18,266	29,199	9,527	63	(27,718)	29,337

INCOME TAX PROVISION	—	(10,992)	—	(156)	—	(11,148)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	18,266	18,207	9,527	(93)	(27,718)	18,189

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	44	—	—	44

NET INCOME (LOSS)	18,266	18,207	9,571	(93)	(27,718)	18,233

PLUS: NET GAIN ATTRIBUTABLE TO MINORITY INTEREST	—	33	—	—	—	33

NET INCOME ATTRIBUTABLE TO HOLDINGS	$18,266	$18,240	$9,571	$(93)	$(27,718)	$18,266

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010
(amounts in thousands)
(unaudited)

				Combined
			Combined	Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,834	$12,840	$8,470	$440	$(21,694)	$12,890
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	—	486	—	—	—	486
Amortization of intangibles	—	3,582	16	91	—	3,689
Depreciation	—	4,511	162	86		4,759
Gain (loss) on sale of or disposal of assets	—	232	—	(280)		(48)
Provision for bad debts	—	—	2,802	—		2,802
Equity Income (Loss)	(12,834)	(8,860)	—	—	21,694	—
Stock-based compensation	—	4,336	—	—		4,336
Changes in operating assets and liabilities:						—
Settlement receivables	—	18,120	—	261		18,381
Receivables other, net	—	54,769	36,404	801	(89,860)	2,114
Inventory, net	—	—	58	—	—	58
Prepaid and other assets	—	1,960	(2)	(53)	—	1,905
Deferred income taxes	—	7,514	133	—		7,647
Settlement liabilities	—	(21,048)	—	(371)		(21,419)
Accounts payable	—	3,386	(405)	(12)		2,969
Accrued expenses	(12)	(33,990)	(47,206)	(414)	83,977	2,355

Net cash provided by (used in) operating activities	$(12)	$47,838	$432	$549	$(5,883)	$42,924

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:
Western Money Systems acquisition, net of cash	$—	$(15,935)	$583	$—	$—	$(15,352)
IFT dissolution	—	457	—	(457)	—	—
Purchase of property, equipment and leasehold improvements	—	(3,765)	(31)	(23)	—	(3,819)
Purchase of other intangibles	—	(1,027)	—	—	—	(1,027)
Investment in subsidiaries	15,813	—	(356)	—	(15,457)	—
Change in restricted cash and cash equivalents	—	(101)	—	—	—	(101)

Net cash (used in) provided by investing activities	15,813	(20,371)	196	(480)	(15,457)	(20,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of senior subordinated debt	—	(25,000)	—	—	—	(25,000)
Repayments under the credit facility	—	(500)	—	—	—	(500)
Capital contributions	4,336	(25,675)	—	—	21,339	—
Proceeds from exercises of stock options	5,538	—	—	—	—	5,538
Purchase of treasury stock	(25,675)	—	—	—	—	(25,675)

Net cash provided by (used in) financing activities	(15,801)	(51,175)	—	—	21,339	(45,637)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	517	—	(125)	—	392

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	(23,192)	628	(56)	—	(22,620)
CASH AND CASH EQUIVALENTS—Beginning of period	—	74,416	157	10,195	—	84,768

CASH AND CASH EQUIVALENTS—End of period	$—	$51,224	$785	$10,139	$—	$62,148

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,215	$18,233	$9,570	$(93)	$(27,692)	$18,233
Adjustments to reconcile net income to
cash provided by operating activities:
Amortization of financing costs	—	486	—	—	—	486
Depreciation	—	4,553	264	146	—	4,963
Amortization of intangibles	—	3,670	661	81	—	4,412
Loss (gain) on sale of or disposal of assets	—	22	4	—	—	26
Provision for bad debts	—	—	4,210	—	—	4,210
Equity income in subsidiaries	(18,215)	(9,477)	—	—	27,692	—
Stock-based compensation	—	4,039	—	—	—	4,039
Changes in operating assets and liabilities:
Settlement receivables	—	18,042	87	(1,718)	—	16,411
Receivables other, net	—	18,371	(8,231)	365	(9,736)	769
Prepaid and other assets	—	411	596	99	—	1,106
Deferred income taxes	—	8,229	37	(39)	—	8,227
Settlement liabilities	—	(32,196)	(322)	(3,583)	—	(36,101)
Accounts payable	—	(323)	(951)	18	—	(1,256)
Accrued expenses	—	22,699	(33,294)	(303)	9,543	(1,355)

Net cash provided by (used in) operating activities	$—	$56,759	$(27,369)	$(5,027)	$(193)	$24,170

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	$(1,142)	$(1,165)	$(17)	$(28)	$—	$(2,352)
Purchase of other intangibles	1,142	(12,799)	10,815	(352)	—	(1,194)
Changes in restricted cash and cash equivalents	—	(268)	—	—	—	(268)
Investments in subsidiaries	(128)	1,102	—	—	(974)	—

Net cash (used in) provided by investing activities	(128)	(13,130)	10,798	(380)	(974)	(3,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(15,500)	—	—	—	(15,500)
Purchase of treasury stock	(64)	(36,096)	—	—	—	(36,160)
Proceeds from exercise of stock options	193	—	—	—	—	193
Capital contributions	—	(64)	(1,102)	—	1,166	—

Net cash provided by (used in) financing activities	129	(51,660)	(1,102)	—	1,166	(51,467)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(2,288)	—	268	—	(2,020)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(10,319)	(17,672)	(5,140)	—	(33,131)
CASH AND CASH EQUIVALENTS
Beginning of period	—	45,122	17,555	14,471	—	77,148

CASH AND CASH EQUIVALENTS
End of period	$—	$34,803	$(117)	$9,331	$—	$44,017

*	Eliminations include intercompany investments and management fees

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business which includes our business goals, key events occurring in the three and six months ended June 30, 2010, certain subsequent events that occurred after June 30, 2010, and certain trends, risks and challenges. We then discuss our results of operations for the three and six months ended June 30, 2010 as compared to the same period for 2009, respectively. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity needs and off-balance sheet arrangements. We conclude with a discussion of critical accounting policies and their impact on our unaudited condensed consolidated financial statements.
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
Key Events during the Three Months Ended June 30, 2010
•
On April 8, 2010, the Company repurchased in a privately negotiated transaction 3,105,590 shares of its common stock from various entities of Summit Partners, L.P. for an aggregate purchase price of $25.0 million or $8.05 per share of common stock. C.J. Fitzgerald, who was a member of the Company’s Board of Directors until his term as a director expired on April 29, 2010 is a managing partner of Summit Partners, L.P.

•	On April 13, 2010, the Company entered into an agreement with David Lucchese pursuant to which Mr. Lucchese was appointed the Company’s Executive Vice President, Sales.

•	On May 3, 2010, GCA, redeemed prior to their maturity $25.0 million in the aggregate principal amount of the Notes at a redemption price of 100.0% of the principal of the Notes.

•	On May 5, 2010, the Company completed its acquisition of Western Money for a purchase price of $15.4 million, net cash acquired.

•
On May 7, 2010, George W. Gresham resigned from the positions of Chief Financial Officer and Executive Vice President of the Company. On the same day, Scott H. Betts was appointed to the position of interim Chief Financial Officer of the Company until Mr. Gresham’s replacement is found.

Trends
Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We have indentified the more material positive and negative trends affecting our business as the following:
•	The gaming sector in the United States continues to experience a decline in business as compared to the prior year. Gaming activity continues to expand into more domestic and international markets.

•	There continues to be a migration from credit card cash access transactions to ATM withdrawals by patrons of gaming establishments who use our services.

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

Results of Operations
Three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009
The following table presents our unaudited condensed consolidated results of operations for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	%	2010	2009	%
REVENUES:
Cash advance	$63,956	$74,792	(14)%	$129,968	$156,158	(17)%
ATM	80,631	84,619	(5)%	162,409	171,041	(5)%
Check services	7,914	10,501	(25)%	15,588	21,328	(27)%
Central Credit and other revenues	4,649	3,059	52%	7,697	6,118	26%

Total revenues	157,150	172,971	(9)%	315,662	354,645	(11)%

Cost of revenues (exclusive of depreciation and amortization)	(120,017)	(129,497)	(7)%	(239,667)	(266,666)	(10)%
Operating expenses	(19,338)	(19,666)	(2)%	(38,296)	(40,128)	(5)%
Amortization	(1,723)	(2,109)	(18)%	(3,689)	(4,329)	(15)%
Depreciation	(2,343)	(2,410)	(3)%	(4,759)	(4,962)	(4)%

OPERATING INCOME	13,729	19,289	(29)%	29,251	38,560	(24)%

INTEREST INCOME (EXPENSE), NET
Interest income	37	85	(56)%	79	199	(60)%
Interest expense	(4,178)	(4,654)	(10)%	(8,540)	(9,422)	(9)%

Total interest income (expense), net	(4,141)	(4,569)	(9)%	(8,461)	(9,223)	(8)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	9,588	14,720	(35)%	20,790	29,337	(29)%

INCOME TAX PROVISION	(3,643)	(5,593)	(35)%	(7,900)	(11,148)	(29)%

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	5,945	9,127	(35)%	12,890	18,189	(29)%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	12	(100)%	—	44	(100)%

NET INCOME	5,945	9,139	(35)%	12,890	18,233	(29)%

PLUS: NET LOSS (INCOME) ATTRIBUTABLE TO MINORITY INTEREST	(61)	19	(421)%	(56)	33	(270)%

NET INCOME ATTRIBUTABLE TO GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES	$5,884	$9,158	(36)%	$12,834	$18,266	(30)%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$1.3	$1.5	(13)%	$2.6	$3.1	(16)%
ATM	$3.5	$3.8	(8)%	$7.1	$7.7	(8)%
Check warranty services	$0.3	$0.4	(25)%	$0.6	$0.8	(25)%

Number of transactions completed (in millions):
Cash advance	2.7	3.0	(10)%	5.5	6.2	(11)%
ATM	20.1	21.6	(7)%	40.7	44.0	(7)%
Check warranty services	1.3	1.7	(24)%	2.6	3.5	(26)%

Total Revenues
Total revenues for the three and six months ended June 30, 2010 were $157.2 million and $315.7 million, respectively, a decrease of $15.8 million and $38.9 million, or 9.1% and 11.0%, respectively, as compared to the three and six months ended June 30, 2009. The primary driver of the decreased revenue for the three and six months ended June 30, 2010 was a decline in same store revenue by 7.4% and 8.1%, respectively. Segment changes in revenue are discussed below.
Cash advance revenues for the three and six months ended June 30, 2010 were $64.0 million and $130.0 million, a decrease of $10.8 million and $26.2 million, or 14.4% and 16.8%, respectively, as compared to the three and six months ended June 30, 2009. This decrease was primarily due to lower credit usage by patrons at gaming establishments. This had a negative impact on our financial results as revenue generated from a cash advance transaction is generally more profitable than revenue generated from an ATM transaction. The number of cash advance transactions declined by approximately 0.3 million and 0.7 million, or 10.0% and 11.3%, respectively, for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009.
ATM revenues for the three and six months ended June 30, 2010 were $80.6 million and $162.4 million, a decrease of $4.0 million and $8.6 million, or 4.7% and 5.0%, respectively, as compared to the three and six months ended June 30, 2009. This decrease was primarily due to the continued decline in attendance by patrons to gaming establishments. The number of ATM transactions declined by approximately 1.5 million and 3.3 million, or 6.9% and 7.5%, respectively, while revenue per ATM transaction was up modestly due to a slightly higher average surcharge assessed per ATM transaction, for the three and six months ended June 30, 2010 as compared to the same period of 2009.
Check services revenues for the three and six months ended June 30, 2010 were $7.9 million and $15.6 million, a decrease of $2.6 million and $5.7 million, or 24.8% and 26.8%, respectively, as compared to the three and six months ended June 30, 2009. This decrease was primarily due to the decrease in number of check services transactions by 0.4 million and 0.9 million, or 23.5% and 25.7%, respectively, largely driven by the loss of customers in this segment. Check services revenues have also been impacted by a long-term trend in which consumers continue to move from physical checks to electronic forms of transactions. As a result of this trend, we expect check services revenues to be lower in 2010 than in 2009.
Other revenues for the three and six months ended June 30, 2010 were $4.6 million and $7.7 million, an increase of $1.5 million and $1.6 million, or 48.4% and 26.2%, respectively. This increase was primarily attributable to the inclusion of results of operations of Western Money for the three and six months ended June 30, 2010.
We provide our cash access products and related services almost exclusively to gaming establishments for the purpose of enabling gaming patrons to access cash. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity and participation in such activities has in the past and may in the future decline during economic downturns as fewer patrons frequent gaming establishments due to a lack of confidence related to economic conditions. With fewer patrons visiting gaming establishments, there may be less gaming activity which could result in a decrease in use of our cash access products and related services.
Costs and Expenses
Costs of revenues (exclusive of depreciation and amortization) for the three and six months ended June 30, 2010 were $120.0 million and $239.7 million, a decrease of $9.5 million and $27.0 million, or 7.3% and 10.1%, respectively, as compared to the three and six months ended June 30, 2009. This decrease was primarily due to the decreases in commission-related expenses and interchange charges which are largely correlated with revenue.
Operating expenses for the three and six months ended June 30, 2010 were $19.3 million and $38.3 million, a decrease of $0.4 million and $1.8 million, or 2.0% and 4.5%, respectively, as compared to the three and six months ended June 30, 2009. This decrease was primarily due to lower employee-related costs and lower ATM-related expenses.

Depreciation and amortization expenses for the three and six months ended June 30, 2010 were $4.1 million and $8.4 million, a decrease of approximately $0.4 million and $0.9 million, or 8.9% and 9.7%, respectively, as compared to the three and six months ended June 30, 2009. This decrease was primarily due to a decrease in amortization due to the run-off of amortization.
Primarily as a result of the factors described above, operating income for the three and six months ended June 30, 2010 was $13.7 million and $29.3 million, a decrease of $5.6 million and $9.3 million, or 29.0% and 24.1%, respectively, as compared to the three and six months ended June 30, 2009.
Interest expense, net for the three and six months ended June 30, 2010 was $4.1 million and $8.5 million, a decrease of $0.5 million and $0.7 million, or 10.9% and 7.6% as compared to the three and six months ended June 30, 2009. This decrease is primarily due to lower interest rates on lower average outstanding borrowings as well as a lower average draw on the Treasury Services Agreement of $357.5 million and $342.6 million for the three and six months ended June 30, 2010 as compared to $382.8 million and $376.2 million for the three and six months ended June 30, 2009. Interest income was also lower due to lower interest rates earned on invested cash balances during the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009.
Income tax expense for the three and six months ended June 30, 2010 was $3.6 million and $7.9 million, a decrease of $2.0 million and $3.2 million, or 35.7% and 28.8%, respectively, as compared to the three and six months ended June 30, 2009. The provision for income tax reflected an effective income tax rate of 38% for both the three and six months ended June 30, 2010 and 2009. The decrease in income tax expense was directly related to the decrease in income from continuing operations before income tax expense of 35.2% and 29.1%, respectively.
Primarily as a result of the foregoing, net income was $5.9 million and $12.9 million, a decrease of $3.2 million and $5.3 million, or 35.2% and 29.1%, respectively, for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Information about our financial position as of June 30, 2010 and December 31, 2009 is presented below:

	June 30,	December 31,	%
(in thousands)	2010	2009	Change

Cash and cash equivalents	$62,148	$84,768	-27%
Borrowings	224,250	249,750	-10%
Stockholders’ equity	142,348	145,409	-2%
Cash Resources
Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures. Cash and cash equivalents at June 30, 2010 included cash in non-U.S. jurisdictions of approximately $19.5 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside but are subject to taxation in the U.S. upon repatriation.
We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions, and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in settlement receivables. As of June 30, 2010, approximately $6.3 million was due to us, and we received these funds in early July 2010. As of June 30, 2010, we had approximately $53.6 million in settlement liabilities due to our customers for these settlement services which were paid in early July 2010.
Due to the timing differences between receipt of settlement receivables and payments to customers for settlement liabilities our actual net cash position available for other corporate purposes is determined as the sum of the cash on hand and our settlement receivables minus our settlement liabilities.
Sources and Uses of Cash
The following table sets forth a summary of our cash flow activity for the six month period ended June 30, 2010 and 2009 and should be read in conjunction with our unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	June 30,	June 30,
	2010	2009
Net cash provided by operating activities	$42,924	$24,170
Net cash used in investing activities	(20,299)	(3,814)
Net cash used in financing activities	(45,637)	(51,467)
Net effect of exchange rate changes on cash and cash equivalents	392	(2,020)

Net decrease in cash and cash equivalents	(22,620)	(33,131)
Cash and cash equivalents, beginning of period	84,768	77,148

Cash and cash equivalents, end of period	$62,148	$44,017

Our principal source of liquidity is cash flows from operating activities, which were $42.9 million and $24.2 million for the six months ended June 30, 2010 and 2009, respectively. Changes in operating assets and liabilities accounted for net increases of $16.0 million and $18.1 million in cash flow from operating activities for the six months ended June 30, 2010 and 2009, which includes $12.9 million and approximately $14.0 million in non-cash expenses for the six months ended June 30, 2010, and $18.2 million of net income partially offset by $14.0 million of non-cash expenses for the six months ended June 30, 2009.
Net cash used in investing activities was $20.3 million and $3.8 million for the six months ended June 30, 2010 and 2009, respectively. Included in net cash used in investing activities for the six months ended June 30, 2010 and 2009, respectively, is $15.4 million and $0 for acquisitions, and $4.8 million and $3.5 million for capital investments and $0.1 million and $0.3 million for other, respectively.
Net cash used in financing activities was $45.6 million for the six months ended June 30, 2010 compared to $51.5 million provided for the six months ended June 30, 2009. For the six months ended June 30, 2010, we made payments totaling $25.0 million against our senior subordinate debt and payments of $0.5 million against our credit facility as compared to payments made of $15.5 million against our credit facility for the same period of 2009. We repurchased $25.7 million of shares pursuant to negotiated private transactions during the six months ended June 30, 2010 as compared to $36.2 million of shares purchased in open-market transaction during the six months ended June 30, 2009. We also had proceeds from the exercise of stock options of $5.5 million during the six months ended June 30, 2010 as compared to proceeds from the exercise of stock options of $0.2 million during the six months ended June 30, 2009.
Deferred Tax Asset
At June 30, 2010, we had a net deferred income tax asset of $141.4 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of Acquired Goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.4%, this results in tax payments being approximately $19.0 million less than the provision for income taxes shown on the income statement for financial accounting purposes. There is an expected aggregate of $168.1 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion.
Other Liquidity Needs and Resources
Bank of America Amended Treasury Services Agreement. We obtain currency to meet the normal operating requirements of domestic ATMs that we operate pursuant to the Treasury Services Agreement with Bank of America. Under this agreement, all currency supplied by Bank of America remains the sole property of Bank of America at all times until it is dispensed, at which time Bank of America obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At June 30, 2010, the total currency obtained from Bank of America pursuant to this agreement was $361.9 million. Because Bank of America obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America for cash usage pursuant to the Treasury Services Agreement are reflected as interest expense in our financial statements.
On March 13, 2008, the Treasury Services Agreement was amended to increase the limit on the aggregate allowed currency that Bank of America would provide to the Company from $360 million to $410 million.
Senior Secured Credit Facility. As of June 30, 2010, we had $0.3 million in standby letters of credit issued and outstanding as collateral on surety bonds for certain licenses held related to our Nevada check cashing licenses.

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
There were not any material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K (No. 001-32622) filed on March 15, 2010.

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
Bank of America supplies us with currency needed for normal operating requirements of the domestic ATMs operate pursuant to the Treasury Services Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR increases. As of June 30, 2010, the rate in effect, inclusive of the 25 basis points margin, was 0.599% and the currency supplied by Bank of America pursuant to this agreement was $361.9 million. Based upon the average outstanding amount of currency to be supplied by Bank of America pursuant to this agreement during the first six months of 2010, which was $342.6 million, each 1% increase in the applicable LIBOR would have a $3.4 million impact on income before taxes over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. At June 30, 2010, the weighted average interest rate, inclusive of the applicable margin of 112.5 basis points, was 1.472%. Based upon the outstanding balance on the senior secured credit facility of $96.5 million on June 30, 2010, each 1% increase in the applicable LIBOR would add an additional $1.0 million of interest expense over a 12-month period.

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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On April 11, 2008, a class action was filed by a stockholder in the United States District Court, Southern District of New York against the Company, certain of our former directors, our former chief executive officer, M&C International, Summit Partners, L.P., and certain underwriters to two prior stock offerings to the public. On June 10, 2008, an additional class action was filed in the United States District Court, Southern District of New York, naming essentially the same defendants and stating similar claims. On June 26, 2008, the foregoing actions were consolidated, and the Court appointed a lead plaintiff and lead counsel. In August 2008, the lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint named as additional defendants our former chief financial officer, certain current and former directors and additional underwriters and defendants and purports to alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. Following motions by the defendants, the action was transferred to the District of Nevada in October 2008. On February 17, 2010, the parties to the consolidated action executed a Stipulation and Settlement Agreement pursuant to which the parties agreed to settle all claims in consideration of the establishment of a common settlement fund of $5.85 million. Pursuant to the settlement agreement, the Company’s insurance carrier will contribute all of the contributions to the settlement funds that are required from the Company, its current and former officers and directors, and those other defendants with whom it has agreements to indemnify. On June 26, 2010, the court held a fairness hearing on the settlement and thereafter the final judgment and settlement was entered. All costs, expenses, fees and reimbursement for participating class members and lead counsel will be paid from the settlement fund. The Company maintains insurance that provides for reimbursement of substantially all of the legal fees and expenses associated with this action other than legal fees and expenses incurred by the Company’s underwriters who are defendants in this matter and which the Company is obligated to indemnify. The Company does not anticipate that the amount of any such unpaid or future legal costs and expenses to be materially in excess of the reserve established by the Company for such legal costs and expenses.
On March 22, 2010, an action was commenced by Sightline Payments, LLC in the United States District Court, District of Nevada, against Holdings and GCA. The complaint alleges antitrust violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act. The plaintiff seeks damages in the amount of $300 million and that such damages be trebled. The Company has filed a motion for a dismissal of the action with prejudice and a hearing on such motion was held. The Company maintains insurance that will provide for reimbursement of certain of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action. On April 16, 2010, the Company commenced an action in the District Court of Nevada, Clark County, against the three current principals of Sightline Payments, LLC, all of whom are former executives of the Company. The Company alleges misappropriation of trade secrets, breach of contract, breach of duty of good faith and fair dealing and seeks damages and declaratory and injunctive relief. The Company has received a temporary restraining order barring the defendants in this action from making any continued disclosure of the Company’s proprietary and confidential information.
On July 7, 2010, an action was commenced by Automated Systems America, Inc. in the United States District Court, Central District of California, against Holdings, GCA and certain current employees of GCA. The complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of certain patents owned by the Company and alleges antitrust violations of Section 2 of the Sherman Act, unfair competition violations under the Lanham Act and tortuous interference and defamation per se. The plaintiff seeks damages in excess of $2 million, punitive damages, and a trebling of damages associated with the allegations under Section 2 of the Sherman Act. The Company maintains insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action.

ITEM 1A. RISK FACTORS
In addition to the updated risk factors set forth below, please see the risk factors included in our Form 10-K Annual Report for the year ended December 31, 2009 and filed with the Securities and Exchange Commission on March 15, 2010.
A material increase in market interest rates could adversely affect our ATM business.
Pursuant to the Treasury Services Agreement with Bank of America, we are obligated to pay a monthly cash usage fee equal to the average daily balance of funds realized multiplied by the one-month LIBOR plus 25 basis points. Assuming no change in the amount of cash used to supply our ATMs, an increase in LIBOR will result in an increase in the monthly fee that we must pay to obtain this supply of cash, thereby increasing our ATM operating costs. Any increase in the amount of cash required to supply our ATMs would magnify the impact of an increase in LIBOR and our business operating results could be adversely affected. For the years ended December 31, 2009, 2008 and 2007, we incurred approximately $2.1 million, $9.3 million and $15.9 million, respectively, in aggregate fees to Bank of America for this supply of cash.
Changes in federal, state, local and foreign laws and regulations may adversely affect our ATM business and cash advance businesses.
Our ATM services are subject to the applicable federal, state and local banking regulations in each jurisdiction in which we operate ATMs, which regulations may relate to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs and our ability to surcharge cardholders who use our ATMs. These regulations may impose significant burdens on our ability to operate ATMs profitably in some locations, or at all and our business operating results could be adversely affected.
If federal, state, local or foreign authorities adopt new laws or regulations or raise enforcement levels on existing laws and regulations that make it more difficult us to operate our ATM business and cash advance business, then our revenues and earnings may be negatively affected. For example, amendments to recent pending bills in the United States Congress were introduced that included a proposed cap on per transaction ATM surcharges. Although these amendments were not enacted, if similar legislation or other legislation or regulations are enacted in future that adversely impact our ATM business and cash advance business, we may be forced to modify our operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide ATM and cash advance services at gaming establishments and our business, financial condition and operating results would be harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

					Total Number	Maximum
					of Shares	Approximate Dollar
	Total Number		Average Price		Purchased as	Value of Shares that
	of Shares		per Share		Part of Publicly	May Yet Be Purchased
	Purchased or		Purchased or		Announced Plans	Under the Plans or
	Withheld		Withheld		or Programs	Programs
04/1/10 — 04/30/10	—	(1)	$—		—	$25,000,000	(5)
05/1/10 — 05/31/10	—	(1)	—		—	$25,000,000	(5)
06/1/10 — 06/30/10	—	(1)	—		—	$25,000,000	(5)

Subtotals	—	(1)	—		—
04/1/10 — 04/30/10	5,621	(2)	$8.42	(3)	—	$—	(5)
05/1/10 — 05/31/10	5,578	(2)	8.10	(3)	—	$—	(5)
06/1/10 — 06/30/10	5,701	(2)	7.47	(3)	—	$—	(5)

Subtotals	16,900	(2)	7.99	(3)	—
04/1/10 — 04/30/10	3,105,590	(4)	$8.05	(3)	—	$—	(5)
05/1/10 — 05/31/10	—		—		—	$—	(5)
06/1/10 — 06/30/10	—		—		—	$—	(5)

Subtotals	3,105,590	(4)	8.05	(3)	—
Total	3,122,490		$8.05		—

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

(4)
On April 8, 2010, the Company repurchased, in a privately negotiated transaction, 3,105,590 shares of its outstanding common stock from various entities affiliated with Summit Partners, L.P. for an aggregate purchase price of $25.0 million or $8.05 per share of common stock. This repurchase was made pursuant to a new authorization by the Board of Directors of the Company in March 2010 separate from the $25.0 million repurchase program pursuant to the Rule 10b-18 share repurchase authorization that we publicly announced on February 16, 2010.

(5)
Represents the maximum approximate dollar value of shares of common stock available for repurchase pursuant to Rule 10b-18 share repurchase authorization at the end of the stated period. As of June 30, 2010, the maximum dollar value of shares that may yet be purchased pursuant to the Rule 10b-18 share buyback program is $25.0 million. However, there are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

ITEM 6. EXHIBITS

Exhibit No.	Description.

10.1(1)	Agreement with David Lucchese, dated April 13, 2010.

10.2(2)	Form of Notice of Stock Option Award and Stock Option Award Agreement, effective February 16, 2010.

31.1*	Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 6, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Scott Betts, in his capacity as interim Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 6, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Scott Betts, Chief Executive Officer and Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 6, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Scott Betts, in his capacity as Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 6, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 4, 2010.

(2)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 4, 2010.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2010 (Date)	GLOBAL CASH ACCESS HOLDINGS, INC. (Registrant)
	By:	/s/ Scott H. Betts
Scott Betts
Chief Executive Officer (For the Registrant and as Principal Financial Officer and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description.

10.1(1)	Agreement with David Lucchese, dated April 13, 2010.

10.2(2)	Form of Notice of Stock Option Award and Stock Option Award Agreement, effective February 16, 2010.

31.1*	Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 6, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Scott Betts, in his capacity as interim Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 6, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Scott Betts, Chief Executive Officer and Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 6, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Scott Betts, in his capacity as interim Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 6, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 4, 2010.

(2)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 4, 2010.

*	Filed herewith.