Form 10-Q
period 2010-09-30
Global Cash Access Holdings, Inc.
filed 2010-11-08
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2010, there were 64,865,731 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$43,249	$84,768
Restricted cash and cash equivalents	469	369
Settlement receivables	16,862	11,001
Other receivables, net	17,300	24,523
Inventory	4,970	—
Prepaid and other assets	9,020	10,415
Property, equipment and leasehold improvements, net	18,670	19,419
Goodwill	184,571	174,354
Other intangibles, net	24,603	28,154
Deferred income taxes	137,207	148,764

Total assets	$456,921	$501,767

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$45,138	$61,313
Accounts payable	31,153	28,482
Accrued expenses	14,328	16,813
Borrowings	224,000	249,750

Total liabilities	314,619	356,358

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 500,000 shares authorized and 84,925 and 83,344 shares issued at September 30, 2010 and December 31, 2009, respectively	85	83
Preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Additional paid in capital	195,497	183,486
Retained earnings	89,055	71,302
Accumulated other comprehensive income	2,386	2,190
Treasury stock, at cost, 20,545 and 15,404 shares at September 30, 2010 and December 31, 2009, respectively	(144,721)	(111,564)

Total Global Cash Access Holdings, Inc. stockholders’ equity	142,302	145,497
Minority interest	—	(88)

Total stockholders’ equity	142,302	145,409

Total liabilities and stockholders’ equity	$456,921	$501,767

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except per share)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
REVENUES

Cash Advance	$60,546	$69,741	$190,514	$225,899
ATM	79,727	81,544	242,136	252,585
Check Services	6,442	9,464	22,030	30,791
Central Credit and other revenues	5,406	3,570	13,103	9,689

Total revenues	152,121	164,319	467,783	518,964

Cost of revenues (exclusive of depreciation and amortization)	(116,077)	(123,996)	(355,744)	(390,662)
Operating expenses	(18,740)	(18,595)	(57,036)	(58,722)
Amortization	(1,729)	(1,883)	(5,418)	(6,212)
Depreciation	(2,252)	(2,376)	(7,011)	(7,338)

OPERATING INCOME	13,323	17,469	42,574	56,030

INTEREST INCOME (EXPENSE), NET
Interest income	44	63	123	262
Interest expense	(3,977)	(4,463)	(12,517)	(13,886)

Total interest expense, net	(3,933)	(4,400)	(12,394)	(13,624)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	9,390	13,069	30,180	42,406

INCOME TAX PROVISION	(4,471)	(4,966)	(12,371)	(16,114)

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	4,919	8,103	17,809	26,292

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	44

NET INCOME	4,919	8,103	17,809	26,336
PLUS: NET INCOME (LOSS) ATTRIBUTABLE TO MINORITY INTEREST	—	12	(56)	45

NET INCOME ATTRIBUTABLE TO GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES	4,919	8,115	17,753	26,381

Foreign currency translation, net of tax	376	345	196	796

COMPREHENSIVE INCOME	$5,295	$8,460	$17,949	$27,177

Basic net income per share of common stock:
Continuing operations	$0.08	$0.11	$0.27	$0.35

Discontinued operations	$—	$—	$—	$—

Basic net income per share of common stock:	$0.08	$0.11	$0.27	$0.35

Diluted net income per share of common stock:
Continuing operations	$0.07	$0.11	$0.26	$0.34

Discontinued operations	$—	$—	$—	$—

Diluted net income per share of common stock:	$0.07	$0.11	$0.26	$0.34

Weighted average number of common shares outstanding:
Basic	65,384	72,182	66,543	75,692
Diluted	66,240	73,845	68,186	76,566
See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,809	$26,336
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	729	729
Amortization of intangibles	5,418	6,296
Depreciation	7,011	7,338
Loss on sale or disposal of assets	28	26
Provision for bad debts	3,793	5,952
Stock-based compensation	6,414	6,203
Changes in operating assets and liabilities:
Settlement receivables	7,774	46,804
Other receivables, net	2,646	(2,254)
Inventory	368	—
Prepaid and other assets	1,105	87
Deferred income taxes	11,796	12,358
Settlement liabilities	(29,828)	(42,083)
Accounts payable	1,908	(4,011)
Accrued expenses	(1,978)	(4,955)

Net cash provided by operating activities	34,993	58,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Western Money, Inc., net of cash	(15,354)	—
Purchase of property, equipment and leasehold improvements and other intangibles	(7,787)	(5,297)
Other	(100)	(18)

Net cash used in investing activities	(23,241)	(5,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior subordinated debt	(25,000)	—
Repayments under credit facility	(750)	(15,750)
Proceeds from exercise of stock options	5,599	2,621
Purchase of treasury stock	(33,157)	(42,028)

Net cash used in financing activities	(53,308)	(55,157)

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30
	2010	2009

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$37	$(1,790)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,519)	(3,436)

CASH AND CASH EQUIVALENTS — Beginning of period	84,768	77,148

CASH AND CASH EQUIVALENTS — End of period	$43,249	$73,712

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$15,081	$16,889

Cash paid for taxes, net of refunds	$497	$3,670

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BUSINESS AND BASIS OF PRESENTATION
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
GCA acquired all of the outstanding capital stock of Western Money Systems (“Western Money”) on May 5, 2010 for an aggregate purchase price of $15.4 million. Western Money is a manufacturer of redemption kiosk devices. The results of operations of Western Money, from the acquisition date, are included in Central Credit and other revenues for the three and nine months ended September 30, 2010. Western Money derives substantially all of its revenue from the sale of redemption kiosk devices and derives the balance of its revenue from the provision of certain professional services, software licensing and certain other ancillary fees associated with the sale, installation and operation of such redemption kiosk devices.
The Company provides some services in conjunction with other third party companies that are beneficially owned or controlled by First Data Corporation (“First Data”), including TRS Recovery Services, Inc. and Western Union Financial Services, Inc. (“Western Union”). GCA is a money transfer agent for Western Union. Western Union contracts directly with the gaming establishments and provides GCA commissions on Western Union transactions processed by the gaming establishment. These commissions are included as part of Central Credit and other revenues in the accompanying unaudited condensed consolidated statements of income.
Prior to December 31, 2009, the Company operated a subsidiary Arriva Card, Inc. (“Arriva”) that issued consumer revolving credit accounts. On February 7, 2008, the Company’s Board of Directors approved a plan to exit the Arriva business. The Company determined as of July 1, 2009, the results of operations for the Arriva line of business were no longer material and the results of operations for the three and nine months ended September 30, 2010 have been included in continuing operations.
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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year.
These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).
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
Principles of Consolidation
The unaudited condensed consolidated financial statements presented for the three and nine months ended September 30, 2010 and 2009 and as of September 30, 2010 and December 31, 2009 include the accounts of Holdings and its subsidiaries.
All intercompany transactions and balances have been eliminated in consolidation.
Earnings Applicable to Common Stock
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the effect of potential common stock resulting from assumed stock option exercises.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding — basic (1)	65,384	72,182	66,543	75,692
Potential dilution from equity grants (2)(3)	856	1,663	1,643	874

Weighted average common shares outstanding — diluted	66,240	73,845	68,186	76,566

(1)
Included in the calculation of weighted average common shares outstanding — basic are 220 and 470 unvested shares of restricted common stock of Holdings granted in share-based payment transactions for the three and nine months ended September 30, 2010, respectively, that are participating securities because such shares have voting rights as well as the right to participate in dividend distributions made by the Company to its common stockholders.

(2)
The potential dilution excludes the weighted average effect of stock options to acquire 618 and 1,252 and 7,533 and 7,995 shares of common stock of Holdings for the three and nine months ended September 30, 2010 and 2009, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

(3)
The potential dilution excludes the weighted average effect of shares of time-based shares of restricted common stock of Holdings of 238 and 391 and 477 and 778 shares for the three and nine months ended September 30, 2010 and 2009, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

Warranty Receivables
In the check services transactions provided by Central Credit, Central Credit warrants check cashing transactions performed at gaming establishments. If a gaming establishment chooses to have a check warranted, it sends a request to a check warranty service provider, asking whether it will warrant the check. The gaming establishment then pays the patron the check amount and deposits the check. If the check is dishonored by the patron’s bank, the gaming establishment invokes the warranty and the check warranty service provider purchases the check from the gaming establishment for the full check amount and then pursues collection activities on its own. All amounts paid out to the gaming establishment related to these items result in a warranty receivable from the patron. This amount is recorded in other receivables, net on the unaudited condensed consolidated balance sheets. On a monthly basis, Central Credit evaluates the collectibility of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the unaudited condensed consolidated statements of income. Warranty receivables that are older than 90 days are fully reserved, and the Company writes off all warranty receivables that are older than one year in age.
A summary of the activity for the check warranty reserve for the nine months ended September 30, 2010, is as follows (amounts in thousands):

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
	Period	Expense	Deductions	Period
Nine months ended September 30, 2010	$8,595	$6,688	$(8,823)	$6,460

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
The following table presents the fair value and carrying value of GCA’s borrowings (amounts in thousands):

	As of September 30, 2010		As of December 31, 2009
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value	Level (1)
Senior secured credit facility	$96,250	$96,250	$97,000	$97,000	2
Senior subordinated notes	$128,517	$127,750	$153,132	$152,750	1

(1)-
Level 1 indicates that the fair value is determined by using quoted prices in active markets for identical investments. Level 2 indicates that the fair value is determined using pricing inputs other than quoted prices in active markets such as models or other valuation methodologies. Level 3 indicates that the fair value is determined using pricing inputs that are unobservable for the investment and include situations where there is little, if any, market activity for the investment. Significant management estimates and judgment are used in the determination of the fair value of level 3 pricing inputs.

Inventory
Inventory, which consists of finished goods such as redemption kiosk devices, work-in-progress and raw materials is stated at lower of cost or market. The cost of inventory includes cost of materials, labor, overhead and freight. Inventory is accounted for using the average cost method. Inventory as of September 30, 2010 and December 31, 2009 was $5.0 million and $0, respectively. All inventory was acquired as part of the Western Money acquisition in May 2010. Inventory is still subject to final purchase accounting adjustments of Western Money.
3.	ATM FUNDING AGREEMENTS
Bank of America Treasury Services Agreement
On December 19, 2007, GCA entered into the Treasury Services Agreement that allowed for the Company to utilize up to $410 million in funds owned by Bank of America, N.A. (“Bank of America”) to provide the currency needed for normal operating requirements for many of the ATMs operated by the Company. For use of these funds, the Company pays Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus 25 basis points. The Treasury Services Agreement expires on December 19, 2010 and the Company is currently in negotiations with a new ATM currency provider to replace Bank of America on or prior to the expiration of the term of the Treasury Services Agreement.

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

•
the fees of the Treasury Services Agreement are assessed on the outstanding balance during the applicable period and include a base rate which is tied to LIBOR and a spread, similar to a credit spread, of 25 basis points; and

•
the fees incurred by the Company under the Treasury Services Agreement are a function of both the prevailing rate of LIBOR as dictated by the capital markets and the average outstanding balance during the applicable period as previously noted. The fees do not vary with revenue or any other underlying driver of revenue such as transaction count or dollars processed as is the case with all costs classified as cost of revenue such as interchange expense and processing fees.

Pursuant to the Treasury Services Agreement, the limit on the maximum allowable currency to be provided by Bank of America is $410 million. The amount provided by Bank of America can be increased above $410 million at the option of Bank of America.
For the three and nine months ended September 30, 2010 and 2009, the cash usage fees incurred by the Company were $0.5 million and $1.4 million and $0.5 million and $1.7 million, respectively. At September 30, 2010 and December 31, 2009, the outstanding balance of ATM cash utilized by the Company from Bank of America was $379.9 million and $428.3 million, respectively, and the cash usage interest rates in effect were 0.507% and 0.483%, respectively.
The Company is responsible for any losses of cash in the ATMs under the Treasury Services Agreement. The Company is self-insured related to this risk. For the three and nine months ended September 30, 2010 and 2009, the Company has incurred no material losses related to this self-insurance.
Site Funded ATMs
The Company operates some ATMs at customer locations where the customer provides the cash required for the ATM operational needs. The Company is required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability is included within settlement liabilities in the accompanying unaudited condensed consolidated balance sheets and was $26.0 million and $37.3 million as of September 30, 2010 and December 31, 2009, respectively. The Company operated 1,527 and 1,456 site-funded ATMs as of September 30, 2010 and December 31, 2009, respectively.
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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of award activity under the 2005 Plan as of September 30, 2010 and changes during the nine months ended is as follows:

		Weighted
		Average	Weighted
		Exercise	Average Life	Aggregate
	Options	Prices	Remaining	Intrinsic Value
				(in thousands)

Outstanding — December 31, 2009	8,861,833	$6.98	8.0 years	$15,763

Granted	1,790,690	7.28
Exercised	(1,186,327)	4.72
Forfeited	(507,985)	5.55

Outstanding — September 30, 2010	8,958,211	$6.97	7.6 years	$3,021

Exercisable — September 30, 2010	4,142,117	$8.83	6.6 years	$653

The fair value of options was determined as of the date of grant using Black-Scholes option pricing model with the following weighted-average assumption in the period ended September 30, 2010 and 2009.

	2010	2009
Risk-free interest rate	2.1%	2.9%
Expected life of options (in years)	6.3	6.3
Expected volatility of GCA’s stock price	61.6%	46.2%
Expected dividend yield	0.0%	0.0%
There were options granted to acquire 1.8 million shares of common stock during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, the Company received $5.6 million in proceeds from the exercise of options. During the nine months ended September 30, 2010, the Company recorded $5.1 million in non-cash compensation expense related to options granted that are expected to vest. As of September 30, 2010, there was $12.6 million in unrecognized compensation expense related to options expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.1 years.
There were options granted to acquire 3.0 million shares of common stock during the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the Company received $2.7 million in proceeds from the exercise of options. During the nine months ended September 30, 2009, we recorded $4.5 million in non-cash compensation expense related to options granted that are expected to vest. As of September 30, 2009, there was $13.8 million in unrecognized compensation expense related to options expected to vest over 2.4 years.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restricted Stock
The Company issued shares of restricted common stock of the Company to directors, officers and key employees in the first quarters of 2006, 2007, 2008 and 2009. The vesting provisions are similar to those applicable to options. Because these shares of restricted stock are issued primarily to employees of the Company, some of the shares issued will be withheld by the Company to satisfy the minimum statutory tax withholding requirements applicable to such restricted stock awards. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced and the number of shares included within treasury stock is increased by the amount of shares withheld. During the nine months ended September 30, 2010, the Company withheld 101,479 shares of restricted stock from employees with a cumulative vesting commencement date fair value of $0.7 million. These amounts have been included as part of the total treasury stock repurchased during the period.
A summary of all non-vested awards for the Company’s time-based restricted stock awards as of September 30, 2010 is as follows:

		Weighted Average
	Shares	Grant Date Fair	Aggregate
	Outstanding	Value	Fair Value
Balance, December 31, 2009	1,041,756	$3.12	$3,254

Granted	—	—	—
Vested	(394,023)	3.75	(1,478)
Canceled	(75,198)	2.76	(208)

Balance — September 30, 2010	572,535	$2.74	$1,569

There were 394,023 shares of time-based restricted stock vested during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we recorded $1.3 million in non-cash compensation expense related to the restricted stock granted that is expected to vest. As of September 30, 2010, there was $1.7 million in unrecognized compensation expense related to shares of time-based restricted stock expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.0 years.
5.	COMMITMENTS AND CONTINGENCIES
Litigation Claims and Assessments
On March 22, 2010, an action was commenced by Sightline Payments, LLC in the United States District Court, District of Nevada, against Holdings and GCA. The complaint alleges antitrust violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act. The plaintiff seeks damages in the amount of $300 million and that such damages be trebled. On August 8, 2010, the District Court issued an Order and Judgment granting the Company’s motion to dismiss this action. On August 13, 2010, Sightline Payments, LLC filed a Notice of Appeal of the Order and Judgment granting the Company’s motion to dismiss. The Company maintains insurance that will provide for reimbursement of certain of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action. On April 16, 2010, the Company commenced an action in the District Court of Nevada, Clark County, against the three current principals of Sightline Payments, LLC, all of whom are former executives of the Company. The Company alleges misappropriation of trade secrets, breach of contract, breach of duty of good faith and fair dealing and seeks damages and declaratory and injunctive relief. The Company has received a temporary restraining order barring the defendants in this action from making any continued disclosure of the Company’s proprietary and confidential information.

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
Bank of America Amended and Restated Sponsorship Agreement. On October 1, 2010, GCA and Bank of America, N.A. (“Bank of America”) entered into an Amended and Restated Sponsorship Agreement, which superseded the existing Sponsorship Agreement between GCA and B.A. Merchant Services, Inc., an affiliate of Bank of America, which expired on September 10, 2010. Pursuant to the Amended and Restated Sponsorship Agreement, Bank of America will continue to provide sponsorship services to GCA through November 12, 2010 upon substantially the same financial terms and conditions, except that GCA has agreed to maintain a letter of credit for the benefit of Bank of America during the term of the Amended and Restated Sponsorship Agreement and for a period of nine months thereafter to secure GCA’s obligations under the Amended and Restated Sponsorship Agreement. On November 5, 2010, GCA and Bank of America entered into an amendment to the Amended and Restated Sponsorship Agreement previously executed on October 1, 2010. Pursuant to this amendment, the term of the Amended and Restated Sponsorship Agreement has been extended until April 1, 2011. In addition, GCA has agreed to pay Bank of America a mutually agreed upon fee based on a percentage of dollar volume of credit and signature debit transactions processed by GCA and that are subject to the sponsorship services being provided by Bank of America. (See Note 11 - Subsequent Events).
First Data Sponsorship Indemnification Agreement. On March 10, 2004, GCA and First Data entered into a Sponsorship Indemnification Agreement whereby First Data agreed to continue its guarantee of performance by us to Bank of America for our sponsorship of a Bank Identification Number and Interbank Card Association license under the applicable VISA U.S.A. and MasterCard International rules. GCA has agreed to indemnify First Data and its affiliates against any and all losses and expenses arising from its indemnification obligations pursuant to this agreement. As collateral security for prompt and complete performance of GCA’s obligations under this agreement, GCA was required to cause a letter of credit in the amount of $3.0 million to be issued to First Data to cover any indemnified amounts not paid under terms of this agreement. The required amount of this letter of credit is adjusted annually based upon the underlying cash advance volume covered by the Sponsorship Indemnification Agreement. As of December 31, 2009, the outstanding balance for this letter of credit was $4.1 million. As of September 30, 2010, the outstanding balance for this letter of credit was $0.3 million.
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
All amounts outstanding under the Second Amended and Restated Credit Agreement are due and payable on November 3, 2011 (unless such obligations are accelerated pursuant to the terms and conditions of the Second Amended and Restated Credit Agreement.) The Company is currently in the process of reviewing potential financing options to refinance the indebtedness outstanding under the Second Amended and Restated Credit Agreement.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of September 30, 2010 and December 31, 2009, the Company had $96.2 million and $97.0 million, respectively, in borrowings under the term loan facility, $0 under the revolving credit line, and $0.3 million in letters of credit issued and outstanding. The letters of credit issued and outstanding reduce amounts available under the revolving portion of the Second Amended and Restated Credit Agreement. Borrowings under this loan facility bear interest at a specified number of basis points above a specified base interest rate. As of September 30, 2010, the weighted average interest rate, inclusive of the applicable margin of 112.5 basis points, was 1.381%.
The Second Amended and Restated Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of default, which are subject to important exceptions and qualifications, as set forth in the Second Amended and Restated Credit Agreement. As of September 30, 2010, the Company is in compliance with the required covenants.
Senior Subordinated Notes
On March 10, 2004, GCA completed a private placement offering of $235 million 8.75% Senior Subordinated Notes due March 15, 2012 (the “Notes Offering”). On October 14, 2004, GCA completed an exchange offer of such notes for registered notes of like tenor and effect (the “Notes”). Interest on the Notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semi annually on March 15th and September 15th. All of the Company’s existing and future domestic wholly owned subsidiaries are guarantors of the Notes on a senior subordinated basis. On May 3, 2010, GCA redeemed prior to their maturity $25.0 million in the aggregate principal amount of the Notes at a redemption price of 100% of the principal amount of such Notes. As of December 31, 2009, GCA had $152.8 million in borrowings outstanding under the Notes Offering and as of September 30, 2010 had $127.8 million in borrowings outstanding under the Notes Offering.
7.	CAPITAL STOCK
Common Stock Repurchases
On February 23, 2010, the Company’s Board of Directors authorized the repurchase pursuant to Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, of up to $25.0 million worth of the Company’s outstanding common stock, subject to compliance with any contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including, but not limited to, those relating to the Company’s senior secured indebtedness and the Notes. For the three and nine months ended September 30, 2010, the Company purchased 1,933,341 of its shares of common stock pursuant to this repurchase authorization for an aggregate purchase price of $7.4 million.
In addition, during the three and nine months ended September 30, 2010, the Company repurchased or withheld from restricted stock awards 15,656 and 101,479 shares of common stock at an aggregate purchase price of $0.1 million and $0.7 million, respectively, to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.
8.	RELATED PARTY TRANSACTIONS
Prior to obtaining processing services from TSYS, the Company obtained transaction processing services, pursuant to the Amended and Restated Agreement for Electronic Payment Processing from USA Payments and USA Payment Systems (together “USAP”), a company controlled by Karim Maskatiya and Robert Cucinotta, who were former members of our Board of Directors through the dates of their respective resignations of May 7, 2008 and May 20, 2008. On January 5, 2009, the Company commenced an action in the State of Nevada District Court, Clark County against USAP in connection with various disputes relating to the Amended and Restated Agreement for Electronic Payment Processing. In October 2009, USAP paid the Company $1.8 million pursuant to an executed settlement agreement and agreed to the settlement of all claims and matters between the parties.

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
The following table represents the transactions with related parties for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands):

		Three Months Ended		Nine Months Ended
Name of		September 30,		September 30,
Related Party	Description of Transaction	2010	2009	2010	2009

USA Payments and USA Payment Systems	Transaction processing charges included in cost of revenues (exclusive of depreciation and amortization)	$—	$703	$—	$4,009

	Pass through billing related to gateway fees, telecom and other items included in cost of revenues (exclusive of depreciation and amortization) and operating expenses	$—	$326	$—	$853

Summit Partners, L.P.	Repurchase of 3,105,590 shares of common stock pursuant to the authorization by the Board of Directors in March 2010	$—	$—	$25,000	$—
9.	INCOME TAXES
The Company’s effective income tax rate from continuing operations for the three and nine months ended September 30, 2010 was 47.6% and 41.0%, respectively, compared to 38.0% for both the three and nine months ended September 30, 2009. This increase is due primarily to prior year tax return and income tax payable true-ups, combined with an increase in the effect of incentive stock options in proportion to lower pretax income amounts.
The following table presents the recorded income tax expense for the three and nine months ended September 30, (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Provision for income taxes:
Provision for income taxes on continuing operations, as reported	$4,471	$4,966	$12,371	$16,114
Provision for income taxes, discontinued operations	—	—	—	25

Provision for income taxes, consolidated	4,471	4,966	12,371	16,139
Provision (benefit) for income taxes, minority loss (income)	—	7	(31)	25

Provision for income taxes attributable to GCA Holdings, Inc.	$4,471	$4,973	$12,340	$16,164

The Company accounts for uncertain tax positions in accordance with the accounting guidance issued in July 2006, which clarifies the accounting and disclosure for uncertainty in tax positions. As of September 30, 2010, there has been no change to the balance of unrecognized tax benefits reported at December 31, 2009.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.	SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing the performance of the Company. The Company’s chief operating decision-making group consists of the Chief Executive Officer and Chief Financial Officer. The operating segments are reviewed separately because each represents products or services that can be, and often are, marketed and sold separately to our customers.
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
Major Customers
For the three and nine months ended September 30, 2010 and 2009, the combined revenues from all segments from our largest customer, Harrah’s Operating Company, Inc. and its subsidiaries and affiliates, was approximately $21.3 million and $64.3 million and $23.3 million and $72.4 million, respectively, representing 14.2% and 13.8% and 14.3% and 14.0% of the Company’s total consolidated revenues, respectively. Our five largest customers accounted for approximately 35.5% and 34.8% and 34.6% and 34.1%, respectively, of our total revenue for the three and nine months ended September 30, 2010 and 2009, respectively.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The tables below present the results of operations by operating segment for the three and nine months ended September 30, 2010 and 2009 and total assets by operating segment as of September 30, 2010 and December 31, 2009 (amounts in thousands):
The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

	Cash		Check
	Advance	ATM	Services	Other	Corporate	Total
Three Months Ended September 30, 2010

Revenues	$60,546	$79,727	$6,442	$5,406	$—	$152,121
Operating income (1)	$12,008	$10,656	$3,863	$3,154	$(16,358)	$13,323

Three Months Ended September 30, 2009

Revenues	$69,741	$81,544	$9,464	$3,570	$—	$164,319
Operating income (1)	15,253	10,747	5,491	2,973	(16,995)	17,469

Nine Months Ended September 30, 2010

Revenues	$190,514	$242,136	$22,030	$13,103	$—	$467,783
Operating income (1)	$39,386	$31,202	$13,068	$9,754	$(50,836)	$42,574

Nine Months Ended September 30, 2009

Revenues	$225,899	$252,585	$30,791	$9,689	$—	$518,964
Operating income (1)	$50,242	$33,256	$17,408	$7,894	$(52,770)	$56,030

(1)	Depreciation and amortization for segment presentation purposes have been included within the Corporate segment.

	September 30,	December 31,
Total Assets	2010	2009

Cash advance	$138,197	$151,811
ATM	81,751	77,863
Check services	34,039	47,136
Other	41,053	24,526
Corporate	161,881	200,431

Total assets (1)	$456,921	$501,767

(1)-
Cash advance assets for the period ending December 31, 2009 have been adjusted from $134.4 million, ATM assets from $89.1 million, other assets from $35.6 million and corporate assets from $195.6 million to correct a mis-classification of segment assets as of December 31, 2009. The reclassification of this segment information had no impact on income from operations or net income as previously reported.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
11.	SUBSEQUENT EVENTS
On October 1, 2010, GCA and Bank of America entered into an Amended and Restated Sponsorship Agreement, pursuant to which Bank of America will continue to provide sponsorship services to GCA through November 12, 2010 upon substantially the same financial terms and conditions, except that GCA has agreed to maintain a letter of credit in the amount of $2.5 million for the benefit of Bank of America during the term of the Amended and Restated Sponsorship Agreement and for a period of nine months thereafter to secure GCA’s obligations under the Amended and Restated Sponsorship Agreement.
On November 5, 2010, GCA and Bank of America entered into an amendment to the Amended and Restated Sponsorship Agreement previously executed on October 1, 2010. Pursuant to this amendment, the term of the Amended and Restated Sponsorship Agreement has been extended until April 1, 2011. In addition, GCA has agreed to pay Bank of America a mutually agreed upon fee based on a percentage of dollar volume of credit and signature debit transactions processed by GCA and that are subject to the sponsorship services being provided by Bank of America.
12.	GUARANTOR INFORMATION
In March 2004, pursuant to the Notes Offering, GCA issued $235 million in aggregate principal amount of the Notes. At September 30, 2010 and December 31, 2009 there were $127.8 million and $152.8 million, respectively, in Notes outstanding. The Notes are guaranteed by all of GCA’s existing domestic 100% owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under the Notes. These guarantees are full, unconditional, joint and several. Global Cash Access (Canada) Inc., Global Cash Access (BVI), Inc., Global Cash Access Switzerland, AG, Global Cash Access (HK) Ltd., GCA (Macau), S.A., Game Financial Caribbean N.V., Global Cash Access (Panama), Inc., Global Cash Access (UK) Ltd., Global Cash Access (Belize) Ltd., and G.C.A. Incorporated, all of which are wholly owned subsidiaries of the Company, do not guarantee the Notes. Prior to its dissolution, IFT, which was a joint venture, did not guarantee the Notes. The following consolidating schedules present separate unaudited condensed financial statement information on a combined basis for GCA only, the issuer, as well as GCA’s guarantor subsidiaries and non-guarantor subsidiaries and affiliates, as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009:

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
SEPTEMBER 30, 2010
(amounts in thousands)
(unaudited)

			Combined	Combined	Elimination
	Parent	Issuer	Guarantors	Non-Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$31,782	$487	$10,980	$—	$43,249
Restricted cash and cash equivalents	—	469	—	—	—	469
Settlement receivables	—	33,383	—	1,353	(17,874)	16,862
Other receivables, net	50,886	145,938	94,285	22,753	(296,562)	17,300
Inventory, net	—	—	4,970	—	—	4,970
Prepaid and other assets	—	8,257	522	241	—	9,020
Investment in subsidiaries	142,301	121,126	—	—	(263,427)	—
Property, equipment and leasehold improvements, net	—	17,882	440	348	—	18,670
Goodwill	—	128,064	55,702	805	—	184,571
Other intangibles, net	—	24,220	159	224	—	24,603
Deferred income taxes	—	125,567	11,648	(8)	—	137,207

TOTAL	$193,187	$636,688	$168,213	$36,696	$(577,863)	$456,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$60,406	$—	$2,606	$(17,874)	$45,138
Accounts payable	—	30,466	555	132	—	31,153
Accrued expenses	50,885	179,514	66,188	14,303	(296,562)	14,328
Borrowings	—	224,000	—	—	—	224,000

Total liabilities	50,885	494,386	66,743	17,041	(314,436)	314,619

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Total stockholders’ equity attributable to GCA, Inc.	142,302	142,302	101,470	19,655	(263,427)	142,302

MINORITY INTEREST	—	—	—	—	—	—

Total stockholders’ equity	142,302	142,302	101,470	19,655	(263,427)	142,302

Total liabilities and stockholders’ equity	$193,187	$636,688	$168,213	$36,696	$(577,863)	$456,921

*	Eliminations include intercompany investments and management fees

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2010
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$58,741	$—	$1,805	$—	$60,546
ATM	—	79,693	—	34	—	79,727
Check services	—	2,714	3,728	—	—	6,442
Central Credit and other revenues	4,919	4,424	3,691	—	(7,628)	5,406

Total revenues	4,919	145,572	7,419	1,839	(7,628)	152,121

Cost of revenues (exclusive of depreciation and amortization)	—	(112,937)	(1,907)	(1,233)	—	(116,077)
Operating expenses	—	(15,844)	(2,527)	(521)	152	(18,740)
Amortization	—	(1,677)	(8)	(44)	—	(1,729)
Depreciation	—	(2,129)	(84)	(39)	—	(2,252)

OPERATING INCOME	4,919	12,985	2,893	2	(7,476)	13,323

INTEREST INCOME (EXPENSE), NET
Interest income	—	32	—	12	—	44
Interest expense	—	(3,975)	—	(2)	—	(3,977)

Total interest income (expense) , net	—	(3,943)	—	10	—	(3,933)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	4,919	9,042	2,893	12	(7,476)	9,390

INCOME TAX PROVISION	—	(4,125)	(45)	(301)	—	(4,471)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	4,919	4,917	2,848	(289)	(7,476)	4,919

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—	—

NET INCOME (LOSS)	4,919	4,917	2,848	(289)	(7,476)	4,919

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST	—	—	—	—	—	—

NET INCOME ATTRIBUTABLE TO GCA, INC.	$4,919	$4,917	$2,848	$(289)	$(7,476)	$4,919

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$67,576	$—	$2,165	$—	$69,741
ATM	—	81,407	—	137	—	81,544
Check services	—	4,259	5,205	—	—	9,464
Central Credit and other revenues	8,115	6,113	2,226	—	(12,884)	3,570

Total revenues	8,115	159,355	7,431	2,302	(12,884)	164,319

Cost of revenues (exclusive of depreciation and amortization)	—	(120,296)	(2,065)	(1,635)	—	(123,996)
Operating expenses	—	(17,588)	(760)	(395)	148	(18,595)
Amortization	—	(1,817)	(23)	(43)	—	(1,883)
Depreciation	—	(2,204)	(98)	(74)	—	(2,376)

OPERATING INCOME	8,115	17,450	4,485	155	(12,736)	17,469

INTEREST INCOME (EXPENSE), NET
Interest income	—	57	—	6	—	63
Interest expense	—	(4,463)	—	—	—	(4,463)

Total interest income (expense), net	—	(4,406)	—	6	—	(4,400)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	8,115	13,044	4,485	161	(12,736)	13,069

INCOME TAX PROVISION	—	(4,907)	(13)	(46)	—	(4,966)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	8,115	8,137	4,472	115	(12,736)	8,103

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—	—

NET INCOME (LOSS)	8,115	8,137	4,472	115	(12,736)	8,103

PLUS: NET GAIN ATTRIBUTABLE TO MINORITY INTEREST	—	12	—	—	—	12

NET INCOME ATTRIBUTABLE TO HOLDINGS	$8,115	$8,149	$4,472	$115	$(12,736)	$8,115

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2010
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$184,882	$—	$5,632	$—	$190,514
ATM	—	242,026	—	110	—	242,136
Check services	—	10,522	11,508	—	—	22,030
Central Credit and other revenues	17,753	14,168	10,852	—	(29,670)	13,103

Total revenues	17,753	451,598	22,360	5,742	(29,670)	467,783

Cost of revenues (exclusive of depreciation and amortization)	—	(346,263)	(5,725)	(3,756)	—	(355,744)
Operating expenses	—	(51,535)	(4,866)	(1,134)	499	(57,036)
Amortization	—	(5,253)	(24)	(141)	—	(5,418)
Depreciation	—	(6,633)	(246)	(132)	—	(7,011)

OPERATING INCOME	17,753	41,914	11,499	579	(29,171)	42,574

INTEREST INCOME (EXPENSE), NET
Interest income	—	98	—	25	—	123
Interest expense	—	(12,515)	—	(2)	—	(12,517)

Total interest income (expense) , net	—	(12,417)	—	23	—	(12,394)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	17,753	29,497	11,499	602	(29,171)	30,180

INCOME TAX PROVISION	—	(11,688)	(181)	(502)	—	(12,371)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	17,753	17,809	11,318	100	(29,171)	17,809

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—	—

NET INCOME (LOSS)	17,753	17,809	11,318	100	(29,171)	17,809

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST	—	(56)	—	—	—	(56)

NET INCOME ATTRIBUTABLE TO HOLDINGS	$17,753	$17,753	$11,318	$100	$(29,171)	$17,753

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$218,476	$—	$7,423	$—	$225,899
ATM	—	252,016	(48)	617	—	252,585
Check services	—	13,005	17,786	—	—	30,791
Central Credit and other revenues	26,381	17,753	6,499	—	(40,944)	9,689

Total revenues	26,381	501,250	24,237	8,040	(40,944)	518,964

Cost of revenues (exclusive of depreciation and amortization)	—	(377,901)	(6,943)	(5,818)	—	(390,662)
Operating expenses	—	(55,207)	(2,322)	(1,683)	490	(58,722)
Amortization	—	(5,488)	(600)	(124)	—	(6,212)
Depreciation	—	(6,758)	(360)	(220)	—	(7,338)

OPERATING INCOME	26,381	55,896	14,012	195	(40,454)	56,030

INTEREST INCOME (EXPENSE), NET
Interest income	—	233	—	29	—	262
Interest expense	—	(13,886)	—	—	—	(13,886)

Total interest income (expense) , net	—	(13,653)	—	29	—	(13,624)

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	26,381	42,243	14,012	224	(40,454)	42,406

INCOME TAX PROVISION	—	(15,899)	(13)	(202)	—	(16,114)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	26,381	26,344	13,999	22	(40,454)	26,292

LOSS ON DISCONTINUED OPERATIONS, NET OF TAX	—	—	44	—	—	44

NET INCOME (LOSS)	26,381	26,344	14,043	22	(40,454)	26,336

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST	—	45	—	—	—	45

NET INCOME ATTRIBUTABLE TO GCA HOLDINGS	$26,381	$26,389	$14,043	$22	$(40,454)	$26,381

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,753	$17,436	$11,317	$474	$(29,171)	$17,809
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	—	729	—	—	—	729
Amortization of intangibles	—	6,639	246	126	—	7,011
Depreciation	—	5,262	24	132		5,418
Gain (loss) on sale of or disposal of assets	—	308	—	(280)		28
Provision for bad debts	—	—	3,793	—		3,793
Equity Income (Loss)	(17,753)	(11,418)	—	—	29,171	—
Stock-based compensation	—	6,414	—	—		6,414
Changes in operating assets and liabilities:						—
Settlement receivables	—	(10,394)	—	294	17,874	7,774
Receivables other, net	—	44,650	50,176	257	(92,437)	2,646
Inventory, net	—	—	368			368
Prepaid and other assets	—	1,141	(2)	(34)		1,105
Deferred income taxes	—	11,617	179	—	—	11,796
Settlement liabilities	—	(11,335)	—	(619)	(17,874)	(29,828)
Accounts payable	—	2,286	(369)	(9)		1,908
Accrued expenses	81	(39,078)	(49,501)	246	86,274	(1,978)

Net cash provided by (used in) operating activities	$81	$24,257	$16,231	$587	$(6,163)	$34,993

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM INVESTING ACTIVITIES:
Western Money Systems acquisition, net of cash	$—	$—	$(15,354)	$—	$—	$(15,354)
IFT dissolution	—	457	—	(457)	—	—
Purchase of property, equipment and leasehold improvements and intangibles	—	(7,640)	(64)	(83)	—	(7,787)
Other	—	(100)	—	—	—	(100)
Investment in subsidiaries	21,063	—	(484)	—	(20,579)	—

Net cash (used in) provided by investing activities	21,063	(7,283)	(15,902)	(540)	(20,579)	(23,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of senior subordinated debt	—	(25,000)	—	—	—	(25,000)
Repayments under the credit facility	—	(750)	—	—	—	(750)
Capital contributions	6,414	(33,156)	—	—	26,742	—
Proceeds from exercises of stock options	5,599	—	—	—	—	5,599
Purchase of treasury stock	(33,157)	—	—	—	—	(33,157)

Net cash (used in) provided by financing activities	(21,144)	(58,906)	—	—	26,742	(53,308)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(160)	—	197	—	37

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(42,092)	329	244	—	(41,519)

CASH AND CASH EQUIVALENTS—Beginning of period	—	74,416	157	10,195	—	84,768

CASH AND CASH EQUIVALENTS—End of period	$—	$32,324	$486	$10,439	$—	$43,249

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,311	$26,336	$14,075	$23	$(40,409)	$26,336
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	—	729	—	—	—	729
Depreciation	—	5,493	679	124	—	6,296
Amortization of intangibles	—	6,763	355	220	—	7,338
Loss (gain) on sale of or disposal of assets	—	22	4	—	—	26
Provision for bad debts	—	—	5,952	—	—	5,952
Equity income in subsidiaries	(26,311)	(14,098)	—	—	40,409	—
Stock-based compensation	—	6,203	—	—	—	6,203
Changes in operating assets and liabilities:
Settlement receivables	—	45,385	87	1,332	—	46,804
Receivables other, net	—	19,939	(13,645)	(368)	(8,180)	(2,254)
Prepaid and other assets	—	(631)	596	122	—	87
Deferred income taxes	—	12,364	50	(56)	—	12,358
Settlement liabilities	—	(35,696)	(322)	(6,065)	—	(42,083)
Accounts payable	—	(2,906)	(1,063)	(42)	—	(4,011)
Accrued expenses	—	23,128	(33,312)	(330)	5,559	(4,955)

Net cash provided by (used in) operating activities	$—	$93,031	$(26,544)	$(5,040)	$(2,621)	$58,826

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009
(amounts in thousands)
(unaudited)

			Combined	Combined
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements and intangibles	$(15,682)	$10,786	$(401)	$—	$—	$(5,297)
Other	—	20	(38)	—	—	(18)
Investments in subsidiaries	(3,772)	1,473	—	—	2,299	—

Net cash (used in) provided by investing activities	(19,454)	12,279	(439)	—	2,299	(5,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(15,750)	—	—	—	(15,750)
Purchase of treasury stock	(118)	(41,910)	—	—	—	(42,028)
Proceeds from exercise of stock options	2,621	—	—	—	—	2,621
Capital contributions	1,269	(118)	(1,472)	—	321	—

Net cash provided by (used in) financing activities	3,772	(57,778)	(1,472)	—	321	(55,157)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(2,465)	—	675	—	(1,790)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	18,599	(17,268)	(4,767)	—	(3,436)

CASH AND CASH EQUIVALENTS
Beginning of period	—	45,122	17,555	14,471	—	77,148

CASH AND CASH EQUIVALENTS
End of period	$—	$63,721	$287	$9,704	$—	$73,712

*	Eliminations include intercompany investments and management fees

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business which includes our business goals, key events occurring in the three and nine months ended September 30, 2010, certain subsequent events that occurred after September 30, 2010, and certain trends, risks and challenges. We then discuss our results of operations for the three and nine months ended September 30, 2010 as compared to the same period for 2009, respectively. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity needs and off-balance sheet arrangements. We conclude with a discussion of critical accounting policies and their impact on our unaudited condensed consolidated financial statements.
You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2009 10-K. When reviewing our MD&A, you should also refer to the description of our Critical Accounting Policies and Estimates in our 2009 10-K because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could adversely or positively affect our future results include: the future financial performance of the gaming industry, the behavior of financial markets, including fluctuations in interest rates; the impact of regulation and regulatory changes, investigative and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of our 2009 10-K.
Overview
The Company is a provider in the United States and several international jurisdictions of cash access and data intelligence services and solutions to the gaming industry. Our services and solutions provide gaming establishment patrons access to cash through a variety of methods, including ATM cash withdrawals, credit card cash access transactions, POS debit card transactions, check verification and warranty services and money transfers. In addition, the Company also provides products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments. The Company also manufactures and sells redemption kiosk devices through its Western Money subsidiary. These services are provided either directly by GCA or through one of its subsidiaries.
Key Events during the Three Months Ended September 30, 2010
•
On July 21, 2010, the Company announced the intention of Harrah’s Operating Company, Inc. not to renew its agreements for the provision of ATM, POS debit and credit card cash access services (the “Harrah’s Cash Access Agreements”) with certain subsidiaries of the Company, which will expire on November 30, 2010. The expiration of the Harrah’s Cash Access Agreements is not expected to have a material impact on the Company’s operating results for the calendar year 2010.

•
On September 2, 2010, the Company announced the appointments of Mary E. Higgins to Executive Vice President and Chief Financial Officer and Michael Rumbolz to the Board of Directors as a Class II director.

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

•
The cash access industry in the gaming sector has become increasingly competitive and is having an adverse affect on the Company’s operating margins with respect to new customers and existing customers that have renewed their cash access agreements with the Company.

•	There continues to be a migration from credit card cash access and POS debit transactions to ATM withdrawals by patrons of gaming establishments who use our services.

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

Results of Operations
The following table presents our unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%	2010	2009	%
REVENUES:
Cash advance	$60,546	$69,741	(13)%	$190,514	$225,899	(16)%
ATM	79,727	81,544	(2)%	242,136	252,585	(4)%
Check services	6,442	9,464	(32)%	22,030	30,791	(28)%
Central Credit and other revenues	5,406	3,570	51%	13,103	9,689	35%

Total revenues	152,121	164,319	(7)%	467,783	518,964	(10)%

Cost of revenues (exclusive of depreciation and amortization)	(116,077)	(123,996)	(6)%	(355,744)	(390,662)	(9)%
Operating expenses	(18,740)	(18,595)	1%	(57,036)	(58,722)	(3)%
Amortization	(1,729)	(1,883)	(8)%	(5,418)	(6,212)	(13)%
Depreciation	(2,252)	(2,376)	(5)%	(7,011)	(7,338)	(4)%

OPERATING INCOME	13,323	17,469	(24)%	42,574	56,030	(24)%

INTEREST INCOME (EXPENSE), NET
Interest income	44	63	(30)%	123	262	(53)%
Interest expense	(3,977)	(4,463)	(11)%	(12,517)	(13,886)	(10)%

Total interest income (expense), net	(3,933)	(4,400)	(11)%	(12,394)	(13,624)	(9)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	9,390	13,069	(28)%	30,180	42,406	(29)%

INCOME TAX PROVISION	(4,471)	(4,966)	(10)%	(12,371)	(16,114)	(23)%

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	4,919	8,103	(39)%	17,809	26,292	(32)%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	44	(100)%

NET INCOME	4,919	8,103	(39)%	17,809	26,336	(32)%

PLUS: NET LOSS (INCOME) ATTRIBUTABLE TO MINORITY INTEREST	—	12	(100)%	(56)	45	(224)%

NET INCOME ATTRIBUTABLE TO GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES	$4,919	$8,115	(39)%	$17,753	$26,381	(33)%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$1.2	$1.4	(14)%	$3.8	$4.5	(16)%
ATM	$3.4	$3.6	(6)%	$10.5	$11.2	(6)%
Check warranty services	$0.3	$0.4	(25)%	$0.9	$1.3	(31)%

Number of transactions completed (in millions):
Cash advance	2.5	2.8	(11)%	7.9	9.1	(13)%
ATM	19.8	20.7	(4)%	60.4	64.7	(7)%
Check warranty services	1.2	1.5	(20)%	3.8	5.0	(24)%

Total Revenues
Total revenues for the three and nine months ended September 30, 2010 were $152.1 million and $467.8 million, respectively, a decrease of $12.2 million and $51.2 million, or 7.4% and 9.9%, respectively, as compared to the three and nine months ended September 30, 2009. The primary driver of the decreased revenue for the three and nine months ended September 30, 2010 was a decline in same store revenue by 7.0% and 9.3%, respectively, which was primarily driven by the decline in credit card cash access revenues. Segment changes in revenue are discussed below.
Credit card cash access and POS debit transaction revenues for the three and nine months ended September 30, 2010 were $60.5 million and $190.5 million, a decrease of $9.2 million and $35.4 million, or 13.2% and 15.7%, respectively, as compared to the three and nine months ended September 30, 2009. This decrease was primarily due to lower credit card usage by patrons at gaming establishments. This had a negative impact on our financial results as revenue generated from a credit card cash access or POS debit transaction is generally more profitable than revenue generated from an ATM transaction. The number of credit card cash access and POS debit transactions declined by approximately 0.3 million and 1.2 million, or 10.7% and 13.2%, respectively, for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009.
ATM revenues for the three and nine months ended September 30, 2010 were $79.7 million and $242.1 million, a decrease of $1.8 million and $10.5 million, or 2.2% and 4.2%, respectively, as compared to the three and nine months ended September 30, 2009. This decrease was primarily due to the continued decline in attendance by patrons to gaming establishments. The number of ATM transactions declined by approximately 0.9 million or 4.3%, while revenue and transaction size per ATM transaction were slightly higher due to a slightly higher average surcharge assessed per ATM transaction and a slightly higher draw per ATM transaction for the three months ended September 30, 2010, as compared to the same period of 2009. The number of ATM transactions declined by approximately 4.3 million, or 6.6%, while revenue per transaction increased slightly on flat ATM transaction size for the nine months ended September 30, 2010 as compared to the same period of 2009.
Check services revenues for the three and nine months ended September 30, 2010 were $6.4 million and $22.0 million, a decrease of $3.1 million and $8.8 million, or 32.6% and 28.6%, respectively, as compared to the three and nine months ended September 30, 2009. This decrease was primarily due to the decrease in number of check services transactions by 0.3 million and 1.2 million, or 20.0% and 24.0%, respectively, largely driven by the loss of customers in this segment. Check services revenues have also been impacted by a long-term trend in which consumers continue to move from physical checks to electronic forms of transactions. As a result of this trend, we expect check services revenues to be lower in 2010 than in 2009.
Other revenues for the three and nine months ended September 30, 2010 were $5.4 million and $13.1 million, an increase of $1.8 million and $3.4 million, or 50.0% and 35.1%, respectively. This increase was primarily attributable to the inclusion of results of operations of Western Money, which was partially offset by the decrease in revenue from Global Recovery Services and Casino Marketing Services for the three and nine months ended September 30, 2010.
We provide our cash access products and related services almost exclusively to gaming establishments for the purpose of enabling gaming patrons to access cash. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity and participation in such activities has in the past and may in the future decline during economic downturns as fewer patrons frequent gaming establishments or as a result of lower gaming spend per visit due to the lack of confidence related to economic conditions. With fewer patrons visiting gaming establishments, there may be less gaming activity, which could result in a decrease in use of our cash access products and related services.

Costs and Expenses
Costs of revenues (exclusive of depreciation and amortization) for the three and nine months ended September 30, 2010 were $116.1 million and $355.7 million, a decrease of $7.9 million and $35.0 million, or 6.4% and 9.0%, respectively, as compared to the three and nine months ended September 30, 2009. This decrease was primarily due to the decreases in commission-related expenses and interchange charges, which are largely correlated with revenue.
Operating expenses (exclusive of depreciation and amortization) for the three and nine months ended September 30, 2010 were $18.7 million and $57.0 million, an increase of $0.1 million and a decrease of $1.7 million, or 0.5% and 2.9%, respectively, as compared to the three and nine months ended September 30, 2009. The decrease for the nine months ended September 30, 2010 as compared to same period of 2009 was primarily due to lower employee-related costs and lower ATM-related expenses and the decline in cash advance related operating expenses.
Depreciation and amortization expenses for the three and nine months ended September 30, 2010 were $4.0 million and $12.4 million, a decrease of approximately $0.3 million and $1.2 million, or 7.0% and 8.8%, respectively, as compared to the three and nine months ended September 30, 2009. This decrease was primarily due to a decrease in amortization due to the run-off of amortization.
Primarily as a result of the factors described above, operating income for the three and nine months ended September 30, 2010 was $13.3 million and $42.6 million, a decrease of $4.2 million and $13.4 million, or 24.0% and 23.9%, respectively, as compared to the three and nine months ended September 30, 2009.
Interest expense, net for the three and nine months ended September 30, 2010 was $3.9 million and $12.4 million, a decrease of $0.5 million and $1.2 million, or 11.4% and 8.8% as compared to the three and nine months ended September 30, 2009. This decrease is primarily due to lower interest rates on lower average outstanding borrowings as well as a lower average draw on the Treasury Services Agreement of $339.9 million and $341.7 million for the three and nine months ended September 30, 2010, as compared to $356.8 million and $369.6 million for the three and nine months ended September 30, 2009. Interest income was also lower due to lower interest rates earned on invested cash balances during the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009.
Income tax expense for the three and nine months ended September 30, 2010 was $4.5 million and $12.4 million, a decrease of $0.5 million and $3.7 million, or 10.0% and 23.0%, respectively, as compared to the three and nine months ended September 30, 2009. The provision for income tax reflected an effective income tax rate of 47.6% and 41.0% for the three and nine months ended September 30, 2010, respectively, as compared to 38% for both the three and nine months ended September 30, 2009. The increase in income tax rate for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 is due primarily to prior year tax return and income tax payable true-ups, combined with an increase in the effect of incentive stock options in proportion to lower pretax income amounts. The decrease in income tax expense was directly related to the decrease in income from continuing operations before income tax expense of 39.5% and 32.3%, respectively.
Primarily as a result of the foregoing, net income was $4.9 million and $17.8 million, a decrease of $3.2 million and $8.6 million, or 39.5% and 32.6%, respectively, for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Information about our financial position as of September 30, 2010 and December 31, 2009 is presented below:

	September 30,	December 31,	%
(in thousands)	2010	2009	Change

Cash and cash equivalents	$43,249	$84,768	-49%
Borrowings	224,000	249,750	-10%
Stockholders’ equity	142,302	145,409	-2%
Cash Resources
Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures. Cash and cash equivalents at September 30, 2010 included cash in non-U.S. jurisdictions of approximately $17.8 million. These funds are available for operating and investment purposes within the jurisdiction in which they reside but may be subject to taxation in the United States upon repatriation.
All amounts outstanding under the Second Amended and Restated Credit Agreement are due and payable on November 3, 2011 (unless such obligations are accelerated pursuant to the terms and conditions of the Second Amended and Restated Credit Agreement.)
We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions, and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in settlement receivables. As of September 30, 2010, approximately $16.9 million was due to us, and we received these funds in early October 2010. As of September 30, 2010, we had approximately $45.1 million in settlement liabilities due to our customers for these settlement services which were paid in early October 2010. Based primarily on the switch of processor, on a small portion of our transactions during the third quarter of 2010, from VISA to Star, net receivables increased.
Due to the timing differences between receipt of settlement receivables and payments to customers for settlement liabilities our actual net cash position available for other corporate purposes is determined as the sum of the cash on hand and our settlement receivables minus our settlement liabilities.

Sources and Uses of Cash
The following table sets forth a summary of our cash flow activity for the nine month period ended September 30, 2010 and 2009 and should be read in conjunction with our unaudited condensed consolidated statements of cash flows:

	Nine Months Ended
	September 30,	September 30,
	2010	2009

Net cash provided by operating activities	$34,993	$58,826
Net cash used in investing activities	(23,241)	(5,315)
Net cash used in financing activities	(53,308)	(55,157)
Net effect of exchange rate changes on cash and cash equivalents	37	(1,790)

Net decrease in cash and cash equivalents	(41,519)	(3,436)

Cash and cash equivalents, beginning of period	84,768	77,148

Cash and cash equivalents, end of period	$43,249	$73,712

Our principal source of liquidity is cash flows from operating activities, which were $35.0 million and $58.8 million for the nine months ended September 30, 2010 and 2009, respectively. Net income accounted for $17.8 million and $26.3 million for the nine months ended September 30, 2010 and 2009, respectively. Changes in operating assets and liabilities accounted for a net decrease of $6.2 million and an increase of $5.9 million in cash flow from operating activities for the nine months ended September 30, 2010 and 2009, respectively. Non-cash expenses include $23.4 million and $26.5 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease from the first nine months of the last year was due to lower earnings and an increase in settlement receivables due to the switch of processors from VISA to Star on a portion of our transactions.
Net cash used in investing activities was $23.2 million and $5.3 million for the nine months ended September 30, 2010 and 2009, respectively. Included in net cash used in investing activities for the nine months ended September 30, 2010 and 2009, respectively, is $15.4 million and $0 for acquisitions, and $7.8 million and $5.3 million for capital investments and $0.1 million and $0 for other, respectively.
Net cash used in financing activities was $53.3 million for the nine months ended September 30, 2010 compared to $55.2 million provided for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we made payments totaling $25.0 million against our senior subordinated debt and payments of $0.8 million against our credit facility as compared to payments made of $15.8 million against our credit facility for the same period of 2009. We repurchased $25.0 million of shares pursuant to negotiated private transactions, $7.5 million of shares purchased in open-market transactions and $0.7 million of vested restricted shares surrendered for taxes during the nine months ended September 30, 2010 as compared to $42.0 million of shares purchased in open-market transactions and $0.1 million of vested restricted shares surrendered for taxes during the nine months ended September 30, 2009. We also had proceeds from the exercise of options of $5.6 million and $2.6 million during the nine months ended September 30, 2010 and 2009, respectively.

Deferred Tax Asset
At September 30, 2010, we had a net deferred income tax asset of $137.2 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of Acquired Goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.4%, this results in tax payments being approximately $19.0 million less than the provision for income taxes shown on the income statement for financial accounting purposes. There is an expected aggregate of $163.3 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion.
Other Liquidity Needs and Resources
Bank of America Amended Treasury Services Agreement. We obtain currency to meet the normal operating requirements of domestic ATMs that we operate pursuant to the Treasury Services Agreement with Bank of America. Under this agreement, all currency supplied by Bank of America remains the sole property of Bank of America at all times until it is dispensed, at which time Bank of America obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At September 30, 2010, the total currency obtained from Bank of America pursuant to this agreement was $379.9 million. Because Bank of America obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Bank of America for cash usage pursuant to the Treasury Services Agreement are reflected as interest expense in our financial statements.
On March 13, 2008, the Treasury Services Agreement was amended to increase the limit on the aggregate allowed currency that Bank of America would provide to the Company from $360 million to $410 million.
Senior Secured Credit Facility. As of September 30, 2010, we had $0.3 million in standby letters of credit issued and outstanding as collateral on surety bonds for certain licenses held related to our Nevada check cashing licenses.
Effects of Inflation
Our monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Our non-monetary assets, consisting primarily of our deferred tax asset, goodwill and other intangible assets, are not affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our operating expenses, such as those for salaries and benefits, vault cash, armored carrier expenses, telecommunications expenses and equipment repair and maintenance services, which may not be readily recoverable in the financial terms under which we provide our cash access products and services to gaming establishments and their patrons.
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
There were not any material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2009, included in the 2009 10-K (No. 001-32622) filed on March 15, 2010.

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
Pursuant to the Treasury Services Agreement, Bank of America supplies us with currency needed for normal operating requirements of the domestic ATMs we operate. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by the average LIBOR for one-month United States dollar deposits for each day that rate is published in that month plus a margin of 25 basis points. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR increases. As of September 30, 2010, the rate in effect, inclusive of the 25 basis points margin, was 0.507% and the currency supplied by Bank of America pursuant to this agreement was $379.9 million. Based upon the average outstanding amount of currency to be supplied by Bank of America pursuant to this agreement during the first nine months of 2010, which was $341.7 million, each 1% increase in the applicable LIBOR would have a maximum impact of $3.4 million on income before taxes over a 12-month period. However, contractually, a significant portion of that increase would be passed through to our customers. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
Our senior secured credit facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. At September 30, 2010, the weighted average interest rate, inclusive of the applicable margin of 112.5 basis points, was 1.381%. Based upon the outstanding balance on the senior secured credit facility of $96.2 million on September 30, 2010, each 1% increase in the applicable LIBOR would add an additional $1.0 million of interest expense over a 12-month period.

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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On March 22, 2010, an action was commenced by Sightline Payments, LLC in the United States District Court, District of Nevada, against Holdings and GCA. The complaint alleges antitrust violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act. The plaintiff seeks damages in the amount of $300 million and that such damages be trebled. On August 8, 2010, the District Court issued an Order and Judgment granting the Company’s motion to dismiss this action. On August 13, 2010, Sightline Payments, LLC filed a Notice of Appeal of the Order and Judgment granting the Company’s motion to dismiss. The Company maintains insurance that will provide for reimbursement of certain of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action. On April 16, 2010, the Company commenced an action in the District Court of Nevada, Clark County, against the three current principals of Sightline Payments, LLC, all of whom are former executives of the Company. The Company alleges misappropriation of trade secrets, breach of contract, breach of duty of good faith and fair dealing and seeks damages and declaratory and injunctive relief. The Company has received a temporary restraining order barring the defendants in this action from making any continued disclosure of the Company’s proprietary and confidential information.
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

ITEM 1A. RISK FACTORS
There are a number of factors that may affect the Company’s business and financial results or stock price. A complete description of these factors is set forth in our 2009 10-K with any updates to the factors set forth in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

					Total Number		Maximum
					of Shares		Approximate Dollar
	Total Number		Average Price		Purchased as		Value of Shares that
	of Shares		per Share		Part of Publicly		May Yet Be Purchased
	Purchased or		Purchased or		Announced Plans		Under the Plans or
	Withheld		Withheld		or Programs		Programs
07/1/10 – 07/31/10	—	(1)	$—		—		$25,000,000	(4)
08/1/10 – 08/31/10	1,000,000	(1)	3.78	(3)	1,000,000	(1)	$21,222,963	(4)
09/1/10 – 09/30/10	933,341	(1)	3.89	(3)	933,341	(1)	$17,592,091	(4)

Subtotals	1,933,341	(1)	$3.83	(3)	1,933,341	(1)

07/1/10 – 07/31/10	5,296	(2)	$6.93	(3)	—		$—	(4)
08/1/10 – 08/31/10	5,207	(2)	3.96	(3)	—		$—	(4)
09/1/10 – 09/30/10	5,153	(2)	3.79	(3)	—		$—	(4)

Subtotals	15,656	(2)	$4.91	(3)	—

Total	1,948,997		$3.84		—

(1)
Represents the repurchases of common stock pursuant to the Rule 10b-18 share repurchase authorization that we publicly announced on February 16, 2010. Our Board of Directors authorized the repurchase of up to $25.0 million worth of common stock. The share buyback program does not obligate us to repurchase any specific number of shares and can be suspended or terminated at any time.

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

(3)
Represents the average price per share of common stock purchased pursuant to the Rule 10b-18 share repurchase authorization that we publicly announced on February 16, 2010 or withheld from restricted stock awards on the date of withholding.

(4)
Represents the maximum approximate dollar value of shares of common stock available for repurchase pursuant to Rule 10b-18 share repurchase authorization at the end of the stated period. As of September 30, 2010, the maximum dollar value of shares that may yet be purchased pursuant to the Rule 10b-18 share buyback program is $17.6 million. However, there are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

ITEM 6. EXHIBITS

Exhibit No.		Description.

10.1	(1)	Form of Notice of Stock Option Award and Stock Option Award Agreement — Michael Rumbolz effective August 30, 2010.

10.2	(2)	Agreement with Mary E. Higgins, dated September 2, 2010.

10.3	(3)	Form of Notice of Stock Option Award and Stock Option Award Agreement — Mary E. Higgins effective September 14, 2010.

31.1	*
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 8, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*
Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 8, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 8, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*
Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 8, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 2, 2010.

(2)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 2, 2010.

(3)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 2, 2010.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2010 (Date)	GLOBAL CASH ACCESS HOLDINGS, INC. (Registrant)
	By:	/s/ Mary E. Higgins
Mary E. Higgins
Chief Financial Officer (For the Registrant as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description.

10.1	(1)	Form of Notice of Stock Option Award and Stock Option Award Agreement — Michael Rumbolz effective August 30, 2010.

10.2	(2)	Agreement with Mary E. Higgins, dated September 2, 2010.

10.3	(3)	Form of Notice of Stock Option Award and Stock Option Award Agreement — Mary E. Higgins effective September 14, 2010.

31.1	*
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 8, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*
Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 8, 2010 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 8, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*
Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 8, 2010 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 2, 2010.

(2)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 2, 2010.

(3)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 2, 2010.

*	Filed herewith.