Form 10-K
period 2010-12-31
Global Cash Access Holdings, Inc.
filed 2011-03-14
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $580 million.
There were 64,840,468 shares of the registrant’s common stock issued and outstanding as of the close of business on March 10, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be held on April 28, 2011 are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

GLOBAL CASH ACCESS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2010

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
These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected or assumed, including but not limited to the following: the timing and the extent of a recovery in the gaming industry, if any; gaming establishment and patron preferences; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; inaccuracies in underlying operating assumptions; unanticipated expenses or capital needs; technological obsolescence; and employee turnover. In addition, the forward-looking statements regarding our future results of operations are based on our assumptions that revenue will be down in 2011 primarily because of the loss of a significant customer and our belief that the gaming market in general will be relatively flat to modestly higher and subject to short term fluctuations over the next year. Our effective income tax rate will be approximately 40% in 2011. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized. Additional factors that could cause actual results to differ materially are included under the heading “Risk Factors.” These factors include, but are not limited to, those set forth in Item 1A—Risk Factors of this report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the United States Securities and Exchange Commission (“SEC”). These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.
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
In 2010, we processed over 102.2 million transactions, which resulted in approximately $21.2 billion in cash being disbursed to gaming patrons. For the year ended December 31, 2010, we generated revenues of $605.6 million and operating income from continuing operations before income taxes of $36.3 million. A summary of our financial information is contained in Note 13 Quarterly Results of Operations to our consolidated financial statements.
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
Our Business
Our cash access products and services enable three primary types of electronic payment transactions: ATM cash withdrawals, credit card cash access transactions and POS debit card transactions. As of December 31, 2010, patrons could complete any of these three transactions at many of the Casino Cash Plus 3-in-1 ATMs and full service kiosks we operate. In addition, patrons can complete credit card cash access transactions and POS debit card transactions at any of our QuikCash kiosks, all of which we own. We also provide check verification and warranty services to gaming establishments that cash patron checks and provide various marketing services and casino patron data services to many of our gaming establishment customers. At some of our gaming establishment customers, we provide satellite cage and booth staffing services at which GCA employees provide and complete cash access transactions; at all other gaming establishments, our cash access transactions are completed at the casino cage by the gaming establishment’s employees or representatives. In addition we manufacture, sell and service cash access devices such as jackpot and redemption kiosks to the gaming industry. These devices also may be enabled to provide our cash access products and services. In general, our contracts with gaming establishments are exclusive and range in duration from one to three years.

ATM Cash Withdrawals
ATM cash withdrawal transactions represent the largest category of electronic payment transactions that we process, as measured by dollar and transaction volume. In an ATM cash withdrawal, a patron directly accesses funds from a device enabled with our ATM service by either using an ATM or debit card to withdraw funds from his or her bank account or using a credit card to access his or her line of credit; in either event, the patron must use the Personal Identification Number (“PIN”) associated with such card. Our processor then routes the transaction request through an electronic funds transfer (“EFT”) network to the patron’s bank or issuer. Depending upon a number of factors, including the patron’s account balance or credit limit and daily withdrawal limit (which is usually $300 to $500 during a 24-hour period and is determined by the patron’s bank or issuer), the bank or issuer will either authorize or decline the transaction. If the transaction is authorized, then the ATM-enabled device dispenses the cash to the patron. For a transaction using an ATM or debit card, the patron’s bank account is debited by the amount of cash disbursed plus a service fee that we assess the patron for the use of the ATM service. For a transaction using a credit card with a PIN, the patron’s credit account is charged by the amount of the cash disbursed plus a service fee that we assess the patron for the use of the ATM service. The service fee is currently a fixed dollar amount and not a percentage of the transaction size. In most circumstances we pay a percentage of the service fee that we receive from the patron as a commission to our gaming establishment customer for the right to operate on its premises. We also receive a fee, which we refer to as reverse interchange, from the patron’s bank for accommodating the bank’s customer.
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
When a patron requests a credit card cash access or POS debit card transaction, our processor routes the transaction request through one of the card associations (e.g., VISA USA (together with VISA International (“VISA”) or MasterCard International (“MasterCard”)) or EFT networks (e.g., Star, Interlink or Maestro) to the issuing bank. Depending upon several factors, such as the available credit or bank account balance, the transaction is either authorized or declined by the issuing bank. If authorized, the patron’s bank account is debited or their credit card balance is increased, in both cases, by an amount equal to the funds requested plus a service fee that we charge the patron. The service fee is a fixed dollar amount, a percentage of the transaction size or a combination of a fixed dollar amount and percentage of the transaction size. If the transaction is authorized, the device informs the patron that the transaction has been approved. The device instructs the patron to proceed to the gaming establishment’s cashier or GCA-operated booth to complete the transaction because credit card cash access and POS debit card transactions must currently be completed in face-to-face environments and a unique signature must be received in order to comply with rules of the card associations. Once at the cashier booth, the patron acknowledges payment of the fee and authorizes the transaction by placing his or her signature on a negotiable instrument that is issued by us or a third party money provider and made payable to the gaming establishment in an amount equal to the face amount and receives the face amount in cash. We issue the majority of the negotiable instruments used in connection with our credit card and debit card cash access transactions and in some instances we rely upon a third party to issue these negotiable instruments. In the case of using a third party to issue the negotiable instruments, we remit the face amount to our negotiable instrument provider and retain the fee. When we issue the negotiable instrument, we retain the face amount until the negotiable instrument is presented for payment and always retain the fee. The gaming establishment deposits the negotiable instrument in its own bank, and after a period of two to three days, the negotiable instrument is presented to either our financial institution or our third party provider’s financial institution for payment. In general, we pay the gaming establishment a portion of the service fee as a commission for the right to operate on their premises, although this payment as percentage of the fee is generally smaller for credit card cash access and POS debit card transactions than for ATM withdrawals. In addition, we are obligated to pay interchange fees to the issuing bank and processing costs related to the electronic payment transaction.
Check Verification and Warranty Services
Although the usage of checks relative to other forms of payment is declining, patrons still cash checks at gaming establishments to fund their gaming play. When a patron presents a check at the cashier, the gaming establishment can accept or deny the transaction based on its own customer information and at its own risk; obtain third-party verification information about the check writer and the check to manage its risk; or obtain a warranty on payment of the check which entitles the gaming establishment to reimbursement of the full face amount of the check if it is dishonored.

There are a number of check verification services. One such service we provide is through a subscription service to the database operated by our subsidiary, Central Credit, LLC (“Central Credit”) which, as discussed below, is used by gaming establishments to make credit issuing decisions. Central Credit maintains information on the check cashing history of many gaming establishment patrons.
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
We currently provide check warranty services on two platforms: TRS Recovery Services (formerly known as TeleCheck Recovery Services, Inc.) (“TeleCheck”) and Central Credit Check Warranty. As measured by the number of checks warranted, our Central Credit Check Warranty is used by more of our gaming operator customers than TeleCheck. Under our agreement with TeleCheck, we receive all of the check warranty revenue and we pay a portion of TeleCheck’s operating expenses and warranty expenses. Operating expenses are fixed at a percentage of check warranty revenues. Warranty expenses are defined as any amounts paid by TeleCheck to gaming establishments to purchase dishonored checks. Our agreement with TeleCheck further provides that TeleCheck will pay us the actual collections realized within 120 days after a check is purchased, subject to the obligation to pay us a guaranteed minimum collection amount of dishonored checks. In our Central Credit Check Warranty product, we receive all of the warranty revenue and incur all of the warranty risk, collection responsibility and operating expenses. We use and pay certain third parties to assist us in the warranty decision and processing and the collection activities.
Central Credit
In addition to the three primary types of payment transactions described above, a number of gaming establishment patrons choose to access funds through credit extended by the gaming establishment. Central Credit is a gaming patron credit bureau specifically designed for the gaming industry to allow gaming establishments to improve their credit-granting decisions. Our Central Credit database contains gaming patron credit history and transaction data on gaming patrons. Our gaming credit reports are comprised of information recorded from patron credit histories at hundreds of gaming establishments. We provide such information to gaming establishments that subscribe for the service, which use that data, among other things, to determine if or how much credit they will grant to a gaming patron. At a gaming establishment’s request, we can augment the information provided in our gaming credit reports with traditional credit reports or bank ratings provided by third-party consumer credit bureaus and bank reporting agencies. We typically charge our customers for access to gaming patron credit reports on a monthly basis and our fees are generally comprised of a fixed minimum fee plus per-transaction charges for certain requests.
Equipment Sales and Service
On May 5, 2010, we acquired all of the outstanding capital stock of Western Money Systems (“Western Money”) for an aggregate purchase price of $15.4 million. Western Money derives substantially all of its revenue from the sale of cash access devices such as jackpot and redemption kiosks, which may be enabled with our cash access services, and derives the balance of its revenue from the provision of certain professional services, software licensing, and certain other ancillary fees associated with the sale of, installation and operation of those devices.
Other
We also market money transfer services that allow patrons to receive money transfers at gaming establishments and provide other information services that assist in automating cashier operations and enhancing patron marketing activities.
Our Products and Services
Our customer solutions consist of cash access products and services, information services and cashless gaming products.

Cash Access Products and Services	Information Services	Cashless Gaming Products
• Casino Cash Plus 3-in-1 ATM	• Central Credit	• QuikTicket
• Check verification and warranty	• QuikCash Plus Web
• Money Transfers	• QuikReports
• QuikCash Kiosk	• QuikMarketing
• Casino Share Intelligence

Cash Access Equipment Sales and Services
• Full Service Kiosks
• Xchange RetroKit
Cash Access Products and Services
We provide gaming establishments with the ability to enable their patrons to access cash through a variety of products and services.
Casino Cash Plus 3-in-1 ATM is an unmanned, cash-dispensing machine that offers patrons a quick way to access cash through ATM cash withdrawals, POS debit card transactions and credit card cash access transactions directly or using our patented “3-in-1 rollover” functionality. Most financial institutions that issue ATM cards impose daily ATM withdrawal limits of $300 to $500 and in many instances aggregate and count Friday, Saturday, and Sunday as one day for purposes of calculating a cardholder’s daily ATM withdrawal limit. If a patron attempts to access more than the applicable ATM daily withdrawal limit, the ATM transaction may be declined. Our patented “3-in-1 rollover” functionality allows a gaming patron to easily convert an unsuccessful ATM cash withdrawal transaction into a POS debit card transaction or a credit card cash access transaction. When a patron is denied a standard ATM transaction, our “3-in-1 rollover” functionality automatically provides the option of obtaining funds via a POS debit card transaction or a credit card cash access transaction. For authorized ATM transactions, the Casino Cash Plus 3-in-1 ATM dispenses cash to the patron. For successful POS debit card transactions and credit card cash access transactions, once the transaction is authorized, the Casino Cash Plus 3-in-1 ATM instructs the patron to proceed to the casino cashier or GCA-operated booth, where the transaction is completed by undertaking certain procedures in accordance with the rules of the major card associations and dispensing cash to the patron. In addition to our own ATMs, we have strategic alliances with other financial institutions and third parties pursuant to which we have incorporated our “3-in-1 rollover” functionality into our strategic alliance partners’ ATMs.
Check verification and warranty services allow gaming establishments to manage and reduce risk on patron checks that they cash. A gaming establishment can query our Central Credit database to review the check cashing history of a gaming establishment patron before deciding whether to cash the patron’s check. If the gaming establishment desires additional protection against loss, it can seek a warranty on payment of the check. We have an exclusive relationship with TeleCheck to market check warranty services to gaming establishments. As an alternative to TeleCheck’s check warranty service, we have developed our own Central Credit Check Warranty service that is based upon our Central Credit database, our proprietary patron transaction database, third-party risk analytics and actuarial assumptions.
Money transfer services are provided through a contractual relationship with Western Union Financial Services, Inc. (“Western Union”). We are the worldwide exclusive marketer to the gaming industry of Western Union’s electronic and paper-based systems for receiving funds transfers at gaming establishments. Western Union contracts directly with gaming establishments, and we receive a monthly payment based upon the number of transactions completed.
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

Cash Access Equipment Sales and Services
We sell and service specialty equipment to gaming establishments that enable their patrons to efficiently access cash in a self-service environment.
Full Service Kiosk is a multi-function patron kiosk, which may incorporate our “3-in-1 rollover” functionality for cash access into a self-service kiosk for slot ticket redemption and bill breaking services provided by Western Money or other redemption device manufacturers. When a patron presses the cash out button on a cashless slot machine, the patron receives the value of the paper slot ticket dispensed from a printer embedded in the slot machine. The ticket can then be inserted into other slot machines or exchanged for cash at a redemption device. The availability of our cash access services on these slot ticket redemption devices provides us with additional points of contact with gaming patrons at locations that are closer to the slot machines than traditional cash access devices that are typically located on the periphery of the gaming area within the gaming establishment. These additional points of contact provide gaming patrons with more opportunities to access their cash with less cashier involvement, thereby creating labor cost savings for gaming establishments. In addition, by incorporating our cash access services into a redemption device, we enjoy the benefit of the redemption device manufacturer’s existing relationships with gaming establishments and its sales and marketing efforts directed towards additional gaming establishments.
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
QuikMarketing/Casino Share Intelligence are database services that allow us to query our proprietary patron transaction database using criteria supplied by the gaming establishment. This database can be used for direct marketing, market share analysis and a variety of other patron promotional uses. Our proprietary patron transaction database includes information that is captured from transactions we process in which personal information is available; ATM transactions are not included. Patrons may “opt out” of having their names included in QuikMarketing mailing lists.
Cashless Gaming Products
QuikTicket. The gaming industry has been increasingly moving towards cashless gaming as a more efficient means for gaming operators to manage their slot machine operations. Cashless gaming, also known as “ticket-in-ticket-out” (“TITO”), reduces the amount of cash utilized in slot machines by dispensing bar-coded tickets instead of cash for jackpots and cash-outs. QuikTicket is a product that allows an ATM transaction to be completed with a bar coded ticket in lieu of cash. To capitalize on the movement towards cashless gaming initiatives, we have developed, together with our strategic partners, products and services that facilitate an efficient means of accessing funds in a cashless gaming environment and are exploring new potential cashless gaming products and services. Our cash access services are platform independent and our existing infrastructure has been designed to be adaptable to new platforms and/or operating environments. We are currently in the process of obtaining regulatory and card association approvals for QuikTicket.
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
Customers
Our customers consist almost entirely of domestic and international gaming establishments. We have more than 1,100 gaming establishment customers, including:
•	traditional land based casinos;

•	riverboats and cruise ships;

•	gaming establishments that operate on Native American land;

•	restaurants and bars with gaming operations;

•	pari-mutual wagering facilities; and

•	card rooms.
In general, most of our customers procure multiple products and services from us such as cash access services and other products and services offered by us. In certain limited circumstances, we provide our products and services to non-gaming establishments such as gas stations and other retail businesses associated with gaming establishment customers, but the revenue generated from these operations is not material to our operations and we do not actively market or target non-gaming establishment customers.
Our five largest customers accounted for approximately 34.6%, 34.4% and 34.2% of our total revenue in 2010, 2009 and 2008, respectively, and our largest customer, Harrah’s Operating Company, Inc. and its subsidiaries and affiliates (“Harrah’s”) accounted for approximately 13.3%, 14.1% and 16.1% of our total revenue in 2010, 2009 and 2008, respectively. In July 2010, Harrah’s announced its intention not to renew its agreements with us for the provision of cash access services with the Company, which expired in November 2010. No other single customer accounted for more than 10% of our total revenue in 2010, 2009 and 2008, respectively.
Sales and Marketing
We sell and market our products and services to gaming establishments primarily through the use of a direct sales force. The target customers of our direct sales force are gaming establishments in the United States and in international markets where gaming is conducted. Our target customers include traditional land-based casinos, riverboats and cruise ships with gaming operations, gaming establishments operated on Native American lands, pari-mutuel wagering facilities and card rooms. In 2010, 2009 and 2008 revenues from our operations outside the United States comprised 1.3%, 1.5% and 2.0%, respectively, of our revenues.
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
The sales executives are supported by field account managers, who provide on-site customer service to most of our customers. These field account managers reside in the vicinity of the specific gaming establishments that they support to ensure that they respond to the customer service needs of those gaming establishments.
We also have joint sales efforts with a number of strategic partners, including independent sales organizations, which allow us to market our cash access services to gaming establishments through channels other than our direct sales force.

Competition
We compete with other providers of cash access services to the gaming industry. Our principal competitor in North America is Global Payments, Inc. We also compete with financial institutions, such as U.S. Bancorp and other regional and local banks that operate ATMs on the premises of gaming establishments. Some of these other providers and financial institutions have also established cooperative relationships with each other to expand their service offerings. In markets outside North America, we encounter competition from banks and other financial service companies established in those markets.
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
Recently, we have faced increased competition from smaller competitors who have entered the market. These are typically independent sales organizations (“ISOs”) that tend to provide basic services and aggressive pricing. In addition, we likely will face competition in the future from gaming equipment manufacturers and system providers. For example, Bally Technologies recently announced that it has entered into a definitive agreement to acquire a competing cash access provider who is focused on the gaming industry.
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
Regulation
Various aspects of our business are subject to gaming regulations and financial services regulations. Depending on the nature of the noncompliance, our failure to comply with these regulations may result in the suspension or revocation of any license or registration at issue, cessation of our service as well as the imposition of civil fines and criminal penalties.
Gaming Regulation
We are subject to a variety of gaming and other regulations in the jurisdictions in which we operate. As a general matter, we are regulated by gaming commissions or similar authorities at the state or tribal level, such as the New Jersey Casino Control Commission and New Jersey Division of Gaming Enforcement. In some jurisdictions, such as Nevada, we are considered a supplier of “associated equipment” and could be required by the regulatory authorities, in their discretion, to file a license application. In such event, any of our officers, directors or beneficial owners of our securities could be required to apply for a license or a finding of suitability. Most of the jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machines or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors, construction contractors and laundry and linen suppliers. In these jurisdictions, we are typically characterized as a non-gaming supplier or vendor, and we typically must obtain a non-gaming supplier’s or vendor’s license, qualification or approval with respect to the provision of our cash access and Central Credit services. The licensure, qualification and approval requirements and the regulations imposed on non-gaming suppliers and vendors are generally less stringent than for gaming-related suppliers and vendors, and as such, we are often subject to a lesser degree of regulation than our customers that directly engage in gaming activities. However, some of the jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors, and other jurisdictions categorize our services and/or products as gaming related, and we are subject to the same stringent licensing, qualification or approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Most state and many tribal gaming regulators require us to obtain and maintain a permit or license to provide our services to gaming establishments. The process of obtaining such permits or licenses often involves substantial disclosure of information about us, our officers, directors and beneficial owners of our securities, and involves a determination by the regulators as to our suitability as a supplier or vendor to gaming establishments.

As a result of our acquisition of Western Money, we are now required to obtain and maintain a gaming-related supplier’s license in many jurisdictions because Western Money provides gaming-related devices. We are currently operating under temporary approvals in some of these jurisdictions. As discussed above, the initial and ongoing licensure requirements imposed on gaming-related suppliers as compared to non-gaming related vendors or suppliers are, in general, substantially more burdensome. Such licensure requirements may include, but are not limited to the following: requiring the licensure or finding of suitability of any of our officers, directors, key employees or beneficial owners of our securities; the termination or disassociation with such officer, director, key employee or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; the submission of reports of material loans, leases and financing; and, the regulatory approval of some commercial transactions, such as the transfer or pledge of equity interests in the Company. These regulatory burdens are imposed upon gaming-related suppliers or vendors on an ongoing basis and there is no guarantee that we will be successful in obtaining and maintaining all necessary licenses and permits and to continue to hold other necessary gaming licenses and permits to conduct our business as currently being conducted by us. In addition, the expansion of our business, the introduction of new cash access products or services, or changes to applicable rules and regulations may result in additional regulatory or licensing requirements being imposed upon us.
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

The following table provides an overview of our licensing status in jurisdictions located within the United States together with the percentage of total U.S.-based revenue derived in each such jurisdiction (inclusive of revenue derived from Native American gaming establishments):
Table of Geographic Concentration and Licensing Status

			Gaming License Required (3)(4)		Status
Revenue Percentage (1)(2)			Western		Western
Location **	2010 *	2009 *	Money	GCA or Holdings	Money	GCA or Holdings
Arkansas	NM	NM	Yes	Yes	Pending	Granted
Arizona	5%	5%	Yes	Yes	Granted	Granted
California	12%	14%	Yes	Yes	Pending	Pending
Connecticut	5%	5%	Yes	No	Pending	N/A
Florida	8%	7%	Yes	No	Granted	N/A
Illinois	3%	3%	Yes	No	Granted	N/A
Indiana	6%	5%	Yes	Yes	Pending	Granted
Kansas	NM	NM	Yes	No	Pending	N/A
Louisiana	3%	3%	Yes	Yes	Pending	Granted
Maryland	NM	NM	Yes	Yes	Pending	Pending
Michigan	4%	4%	Yes	Yes	Pending	Granted
Minnesota	NM	NM	Yes	No	Granted	N/A
Mississippi	3%	3%	Yes	No	Granted	N/A
Missouri	3%	3%	Yes	No	Granted	N/A
Nevada	22%	22%	No	No	N/A	N/A
New Jersey	5%	5%	Yes	Yes	Pending	Pending
Oklahoma	4%	4%	No	No	N/A	N/A
Oregon	NM	NM	Yes	No	Granted	N/A
Pennsylvania	6%	4%	Yes	Yes	Granted	Pending
Rhode Island	NM	NM	No	Yes	N/A	Granted
U.S. Virgin Islands	NM	NM	Yes	Yes	Pending	Granted
Washington	3%	3%	Yes	No	Granted	N/A
Wisconsin	NM	NM	Yes	Yes	Granted	Granted

*	- NM refers to total revenues as being not material as a percentage of total revenues

**
- The following states individually represent less than 2% of our total revenues for 2010 and 2009, respectively and none of these    states require licensing for either Western Money, GCA or Holdings: Alabama, Colorado, Delaware, Iowa, Idaho, Kansas,    Massachusetts, Maine, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Mexico, New York, Ohio,    South Carolina, South Dakota, Texas, West Virginia, and Wyoming.

(1)	Percentage of revenue per state is only related to cash advance and ATM revenue generated from patron fees and surcharges.

(2)
All other represents the aggregation of all jurisdictions in the United States that individually represent less than 3% of the Company’s revenue and in which the Company is not required to hold a license to operate.

(3)
In certain jurisdictions in which gaming is undertaken by tribal gaming authorities pursuant to contracts between such tribal gaming authority and the federal and state governments, the Company may be required to obtain a license, approval or waiver from such tribal gaming authority in order to provide services to such tribal casino. The regulations governing such licensure, approval or waiver are distinct and separate from any licensure, approval or waiver that may be required by any state authority.

(4)
In certain jurisdictions, the applicable gaming regulations provide that entities which meet certain qualifications are exempt from obtaining otherwise required licensure. Such qualifications include, but are not limited to, such entity being currently licensed in another enumerated jurisdiction or the shares of stock of such entity being publicly traded on a recognized exchange.

Financial Services Regulation
Anti-Money Laundering. The USA PATRIOT Act of 2001 and its implementing federal regulations require us to establish and maintain an anti-money laundering program. Our anti-money laundering program includes: internal policies, procedures, and controls designated to identify and report money laundering; a designated compliance officer; an ongoing employee training program; and an independent audit function to test the program.
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
Money Transmitter. Most states require a money transmitter license in order to issue the negotiable instruments that are used to complete credit card cash access and POS debit card transactions. We are currently licensed as a money transmitter in a substantial majority of jurisdictions where we provide credit card and POS debit card cash access services. In those jurisdictions where we have not yet obtained a money transmitter license, we have entered into an arrangement with a third party to enable us to provide these negotiable instruments in connection with the provision of cash access services.
Credit Reporting. Our Central Credit gaming patron credit bureau services and check verification and warranty services are subject to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003 and their implementing rules, which require consumer credit bureaus, such as Central Credit, to provide credit report information to businesses only for certain purposes and to otherwise safeguard credit report information; to disclose to consumers their credit report on request; and to permit consumers to dispute and correct inaccurate or incomplete information in their credit report. These laws and rules also govern the information that may be contained in a consumer credit report. We continue to implement policies and procedures as well as adapt our business practices in order to comply with these laws and regulations. In addition to federal regulation, our Central Credit gaming patron credit bureau services are subject to the state credit reporting regulations that impose similar requirements to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003. Our credit granting programs such as QuikCredit also are subject to federal and state credit reporting laws and rules, requiring, among other things, that we notify consumers when we deny credit based on credit report information.
Debt Collection. We currently outsource most of our debt collection efforts to third parties, however, in some circumstances, we engage in debt collection to collect on our dishonored checks purchased by Central Credit pursuant to our check warranty services, returns from customer payments on their account with the Arriva Card, chargebacks on our cash advance products and unpaid balances for services performed for our check services and Central Credit services. All such collection practices may be subject to the Fair Debt Collections Practices Act, which prohibits unfair, deceptive or abusive debt collection practices, as well as consumer-debt-collection laws and regulation adopted by the various states.

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

We are also subject to a variety of gaming regulations and other laws in the international markets in which we operate. We expect to become subject to additional gaming regulations and other laws in the jurisdictions into which we expand our operations. Our expansion into new markets is dependent upon our ability to comply with the regulatory regimes adopted by such jurisdictions. For example, our entry into Macau was subject to receipt of approvals, licenses or waivers by or from the Monetary Authority of Macau, the Macau Gaming Commission and the Macau Gaming Inspection and Coordination Bureau. Difficulties in obtaining approvals, licenses or waivers from the monetary and gaming authorities, in addition to other potential regulatory and quasi-regulatory issues that we have not yet ascertained, may arise in other international jurisdictions into which we wish to enter.
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
Employees
As of December 31, 2010, we had 419 employees. We are not subject to any collective bargaining agreements and have never been subject to a work stoppage. We believe that we have maintained good relationships with our employees.
Available Information
Our Internet address is http://www.gcainc.com. We make available free of charge in the “Investor Relations” portion of our website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

ITEM 1A.	RISK FACTORS
Risks Related to Our Business
Our business is dependent upon consumer demand for gaming and current economic trends specific to the gaming industry and the cash access industry continue to remain uncertain.
Our customers consist almost entirely of casinos and other gaming establishments. As a result, our business is dependent upon consumer demand for gaming. Gaming is a discretionary leisure activity and the gaming industry in general has contracted during 2010 and 2009 as a result of the decreased consumer demand and spending relating to gaming activities and services. This decrease in consumer demand for gaming services and activities has resulted in a contraction in our revenue measured on a same store basis for 2010 and 2009 as compared to 2009 and 2008, respectively.
In addition, the quantity and dollar amount of credit card cash access transactions performed by patrons has declined in 2010 and 2009, and we believe this trend is primarily attributable to patrons’ reduced access to credit as well as patrons’ attempts to manage their overall spending patterns. Patrons also are performing a higher percentage of ATM transactions as compared to credit card cash access transactions. These trends have had an adverse impact on our results of operation for 2010 and 2009 because we charge higher fees for credit card cash access transactions than ATM transactions.
We expect consumer demand for gaming activity to continue to be relatively flat to modestly higher and subject to short term market fluctuations over the next year. Any prolonged downturn in demand for gaming activity and the patron’s desire for performing credit card cash access transactions may have a material adverse effect on our business.

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
The market for cash access products and related services is intensely competitive and we expect competition to increase and intensify in the future. We compete with other providers of cash access products and services, such as Global Payments, Inc. We compete with financial institutions such as U.S. Bancorp and other regional and local banks that operate ATMs on the premises of gaming establishments. In markets outside North America, we encounter competition from banks and other financial service companies established in those markets. We also face competition from gaming establishments that choose to operate cash access systems on their own behalf rather than outsource to us. We face competition from traditional transaction processors that may choose to enter the gaming patron cash services market. In addition, we may in the future face potential competition from new entrants into the market for cash access products and related services, such as banks. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers including pre-existing relationships relating to other financial services, significantly greater financial, marketing, technological and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities.
Recently, we have faced increased competition from smaller companies who have entered the market. These are typically ISO type organizations that tend to provide basic services and aggressive pricing. In addition, we likely will face competition in the future from gaming equipment manufacturers and system providers. For example, Bally Technologies, Inc. recently announced that it has entered into a definitive agreement to acquire a competing cash access provider who is focused on the gaming industry.
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
For the years ended December 31, 2010, 2009 and 2008, our five largest customers accounted for approximately 34.6%, 34.4% and 34.2% of our revenues, respectively. Harrah’s was our largest customer for the years ended December 31, 2010, 2009 and 2008 and accounted for 13.3%, 14.1% and 16.1%, respectively, of our revenues. In July, 2010, Harrah’s announced its intention not to renew its agreements for the provision of ATM, POS debit and credit card cash access services with the Company, which expired in November 2010. The loss of, or a substantial decrease in revenues from, any one of our top customers could have a material adverse effect on our business and operating results.
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
As of December 31, 2010, we had total indebtedness of $208.8 million in principal amount (of which $127.8 million consisted of senior subordinated notes and $81.0 million consisted of senior secured debt). On March 1, 2011, we entered into a new $245 million senior secured credit facility, consisting of a $210.0 million term loan and a $35.0 million revolving credit facility (the “New Senior Credit Facility”). We used the proceeds from the New Senior Credit Facility to repay all outstanding indebtedness under our existing senior secured credit facility and to defease our senior subordinated notes. Our substantial indebtedness could have important consequences. For example, it:
•	increases our vulnerability to general adverse economic and industry conditions;

•
requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital expenditures, expansion efforts and other general corporate purposes;

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
In addition, the New Senior Credit Facility contains restrictive and financial covenants that may limit our ability to engage in activities that we may believe to be in our long-term best interests. Specifically, the New Senior Credit Facility contains affirmative and negative covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, acquisitions and dispositions, and the payment of dividends and other restricted payments. In addition, the New Senior Credit Facility contains financial covenants requiring us to have a maximum leverage ratio and a minimum interest coverage ratio which are discussed in more detail in the section entitled “Borrowings under the New Senior Credit Facility” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our failure to comply with these covenants could result in an event of default, which if not cured or waived, could result in the acceleration of all of our debt under the New Senior Credit Facility.

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
The terms of our New Senior Credit Facility requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which will reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes.
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
We pay credit card associations fees for services they provide in settling transactions routed through their networks that we collectively call interchange fees. In addition, we pay fees to participate in various ATM or POS debit card networks as well as processing fees to process our transactions. The amounts of these interchange fees are determined by the card associations and networks in their sole discretion, and are subject to increase at any time. Although certain of our contracts enable us to pass through increases in interchange or processing fees to our customers, competitive pressures might prevent us from passing all or some of these fees through to our customers in the future. To the extent that we are unable to pass through to our customers all or any portion of any increase in interchange or processing fees, our cost of revenues (exclusive of depreciation and amortization) would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our financial condition and operating results. Additionally, the transformation of the ownership structure of VISA and MasterCard from private associations of issuing banks to publicly traded corporations may negatively impact the manner in which these card associations manage and determine interchange rates. This could have a material adverse effect on our business and operating results.

We receive fees from the issuers of ATM cards that are used in our ATMs, which we call reverse interchange fees. The amounts of these reverse interchange fees are determined by electronic funds transfer networks, and are subject to decrease in their discretion at any time. Our contracts with gaming operators in some instances do not enable us to pass through to our customers the amount of any decrease in reverse interchange fees. To the extent that reverse interchange fees are reduced, our net income would decrease, assuming no change in transaction volumes, which may result in a material adverse effect on our operating results.
A material increase in market interest rates could adversely affect our business.
We currently rely upon Wells Fargo Bank, N.A. (“Wells Fargo”) to supply us with cash for substantially all of our ATMs and for a majority of 2010, we relied upon Bank of America to supply us with our vault cash requirements. We are obligated to pay a monthly cash usage equal to the average daily balance of funds realized multiplied by the one-month LIBOR plus a mutually agreed upon margin. Assuming no change in the amount of cash used to supply our ATMs, an increase in LIBOR will result in an increase in the monthly fee that we must pay to obtain this supply of cash, thereby increasing our ATM operating costs. Any increase in the amount of cash required to supply our ATMs would magnify the impact of an increase in LIBOR and our business could be adversely affected. For the years ended December 31, 2010 and 2009, we incurred approximately $1.8 million and $2.1 million, respectively, in aggregate fees to for this supply of cash.
As of March 11, 2011, all of our indebtedness under our New Senior Credit Facility was at a variable interest rate tied to LIBOR. Any material increases to LIBOR could adversely effect our business. Under the New Senior Credit Facility, we are required to hedge 50% of the then outstanding indebtedness under the term loan facility of the New Senior Credit Facility by January 5, 2012.
An unexpectedly high level of chargebacks, as the result of fraud or otherwise, could adversely affect our cash access business.
When patrons use our cash access services, we either dispense cash or produce a negotiable instrument that can be exchanged for cash. If a completed cash access transaction is subsequently disputed, and if we are unsuccessful in establishing the validity of the transaction, we may not be able to collect payment for such transaction and such transaction becomes a chargeback. In the event that we incur chargebacks in excess of specified levels, we could lose our sponsorship into the card associations. In addition, in the event that we incur chargebacks in excess of specified levels, we could be censured by the card associations by way of fines or otherwise.
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
We currently rely on TeleCheck to provide check warranty services to many of our customers. When a gaming establishment obtains an authorization from TeleCheck pursuant to its check warranty service, TeleCheck warrants payment on the patron’s check. If the patron’s check is subsequently dishonored upon presentment for payment, TeleCheck purchases the dishonored check from the gaming establishment for its face amount. Pursuant to the terms of our contract with TeleCheck, we share a portion of the loss associated with these dishonored checks. Although this contract limits the loss percentage of the dishonored checks to which we are exposed, there is no limit on the aggregate dollar amount to which we are exposed, which is a function of the face amount of checks warranted. TeleCheck manages and mitigates these dishonored checks through the use of risk analytics and collection efforts, including the additional fees that it is entitled to collect from check writers of dishonored checks. During the years ended December 31, 2010 and 2009, our warranty expenses with respect to TeleCheck’s check warranty service were $3.2 million and $4.1 million, respectively. We have limited control over TeleCheck’s decision to warrant payment on a particular check, and we have limited visibility into TeleCheck’s collection activities. As a result, we may incur an unexpectedly high level of check warranty expenses at any time.

As an alternative to TeleCheck’s check warranty service, we have developed our own Central Credit Check Warranty service that is based upon our own proprietary information, data from third-party databases, and third-party risk analytics. If these risk analytics are ineffective, we may incur an unexpectedly high level of check warranty.
The provision of our credit card access and ATM services are dependent upon our continued sponsorship into the VISA and MasterCard card associations, and the suspension or termination of our sponsorship would result in a material adverse effect on our business.
We process virtually all of our credit card cash access and ATM service transactions through the VISA and MasterCard card associations both domestically and internationally, and virtually all of the revenue that we derive from our credit card cash access and ATM services is dependent upon our continued sponsorship into the VISA and MasterCard associations. We cannot provide these services without sponsorship into the VISA and MasterCard associations by a member financial institution. Our failure to maintain our current sponsorship arrangements or secure alternative sponsorship arrangements into the VISA and MasterCard associations would have a material adverse effect on our business.
We are subject to extensive rules and regulations of card associations, including MasterCard, VISA, and electronic payment networks that are always subject to change, which may harm our business.
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
The card associations’ and payment networks rules and regulations are always subject to change, and the card associations or payment networks may modify their rules and regulations from time to time. Our inability to anticipate changes in rules, regulations or the interpretation or application thereof may result in substantial disruption to our business. In the event that the card associations, payment networks or our sponsoring banks determine that the manner in which we process certain types of card transactions is not in compliance with existing rules and regulations, or if the card associations or payment networks adopt new rules or regulations that prohibit or restrict the manner in which we process certain types of card transactions, we may be forced to pay a fine, modify the manner in which we operate our business or stop processing certain types of cash access transactions altogether, any of which could have a material negative impact on our business and operating results.
We also process transactions involving the use of the proprietary credit cards such as those offered by Discover Card and American Express as well as other regional cards issued in certain international markets. The rules and regulations of the proprietary credit card networks that service these cards present risks to us that are similar to those posed by the rules and regulations of VISA and MasterCard and payment networks.

Our products and services are complex, depend on a myriad of complex networks and technologies and may be subject to software or hardware errors or failures and security breaches that could lead to an increase in our costs, a reduction of our revenues or damage to our reputation.
Our products and services, and the networks and third-party services upon which our products and services are based, are complex and may contain undetected errors, which may cause us to suffer unexpected failures and security breaches. We are exposed to the risk of failure or security breaches of the computer systems that are owned, operated and managed by TSYS Acquiring Solutions, LLC (“TSYS”) and other third party service providers, which we do not control. TSYS owns the data centers through which most of our transactions are processed, and we rely on TSYS to maintain the security and integrity of our transaction data, including confidential consumer data. In addition, we are exposed to the risk of failure and security breaches of our proprietary computer systems, many of which are deployed, operated, monitored and supported by Infonox on the Web (“Infonox”), which is a wholly owned subsidiary of TSYS. We rely on Infonox to detect and respond to errors and failures in our proprietary computer systems. We also rely on several other third party vendors for software development and system support of the self-service slot ticket and player point redemption kiosks that incorporate our cash access services. We also are exposed to the risk of failure of card association and electronic funds transfer networks that are used to process and settle our transactions. These networks, which are owned and operated by others, are subject to planned and unplanned outages and may suffer degradations in performance during peak processing times. Finally, we are subject to the risk of disruption to, or failure of, the telecommunications infrastructure upon which the interfaces among these systems are based. All of these systems and networks, upon which we rely to provide our services, are potentially vulnerable to computer viruses, physical or electronic security breaches, natural disasters and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete patron transactions.
Because of our dependence on a few providers, or in some cases one provider, for some of the financial services we offer to patrons, the loss of a provider of such services or the degradation of such services could have a material adverse effect on our business or our financial performance.
We depend on a few providers, or in some cases one provider, for some of the financial services that we offer to patrons. The loss of any of these providers or the failure of such providers to provide these services could have a material adverse effect on our business and financial performance.
Negotiable Instruments. We are currently licensed as a money transmitter in a substantial majority of jurisdictions where we provide credit card and POS debit card cash access services. In those jurisdictions where we have not yet obtained a money transmitter license, we have entered into an arrangement with a third party to enable us to provide these negotiable instruments in connection with the provision of cash access services. If our arrangement with this financial institution is terminated and we are unable to either become licensed or to find a replacement provider, we may be unable to provide our credit card cash access and POS debit card transactions, which would have a material adverse effect on our business and financial performance.
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
Software Development and System Support. We rely on Infonox, TSYS and other third party vendors for software development and system support.
Card Association and Network Sponsorship. We rely on third party financial institutions in both domestic and foreign markets for sponsorship into the VISA, MasterCard and other card associations and electronic payment networks for domestic and foreign transactions. Our sponsorship agreements allow our sponsor bank to terminate our sponsorship agreement in certain situations such as if we fail to comply with various card association rules and regulations.
ATM Cash Supply. We have entered into a Contract Cash Solutions Agreement with Wells Fargo to provide cash for substantially all of our ATMs. This agreement calls for up to $400 million in available cash with the ability to obtain an additional $50.0 million in certain circumstances. The agreement expires in November 2013. If our business demand for cash exceeds this limit or we default or cannot renew this limit we may have an inadequate supply of cash for our ATMs.
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
Our assessment of our internal control over financial reporting has identified material weaknesses in the past, each of which was subsequently remediated. New material weaknesses may arise in the future. Any material weaknesses could cause us to fail to meet our reporting obligations, cause investors to lose confidence in our reported financial information, cause a decline or volatility in our stock prices, cause a reduction in our credit ratings or tarnish our public perception. Also, increased expenses due to remediation costs and increased regulatory scrutiny are also possible. Failure to remediate the prior material weaknesses in full or the need to remediate a future material weakness could adversely affect our financial condition or results of operations. Inadequate internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our reputation.

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
Unanticipated changes in applicable income tax rates or laws or changes in our tax position could adversely impact our future results of operations. Our future effective tax rates could be affected by changes in the valuation of our deferred tax asset as a result of an audit or otherwise. The value of any tax asset may be affected by many factors beyond our control. Our deferred tax asset specifically is subject to various tax laws and the utilization of such deferred tax asset may be subject to limitations and factors beyond our control, including, without limitation, our earnings, our future estimations of earnings and the value of our common stock, and a change of control of the Company. These deferred tax assets may be subject to certain limitations. Additionally, changes in tax laws or interpretations of such laws by domestic and foreign tax authorities could affect our results of operations.
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
Our ATM service business is subject to extensive rules and regulations, which may harm our business.
Our ATM services are subject to the applicable federal, state and local banking regulations in each jurisdiction in which we operate ATMs, which regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs and our ability to surcharge cardholders who use our ATMs and the notices and form of notices that must be posted on our ATMs. These regulations may impose significant burdens on our ability to operate ATMs profitably in some locations, or at all and our business operating results could be adversely affected. Moreover, because these regulations are subject to change, we may be forced to modify our ATM operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide ATM services at gaming establishments.
If federal, state, local or foreign authorities adopt new laws or regulations or raise enforcement levels on existing laws and regulations that make it more difficult for us to operate our ATM business and credit card cash access business, then our revenues and earnings may be negatively affected. For example, amendments to recent pending bills in the United States Congress were introduced that included a proposed cap on per transaction ATM surcharges. Although these amendments were not enacted, if similar legislation or other legislation or regulations are enacted in the future that adversely impact our ATM business and credit card cash access business, we may be forced to modify our operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide ATM and credit card cash access services at gaming establishments and our business, financial condition and operating results would be harmed.
We are subject to extensive governmental gaming regulation, which may harm our business.
We are subject to a variety of regulations in the jurisdictions in which we operate. Most of the gaming regulators in jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machine or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors and construction contractors. In these jurisdictions, with respect to our provision of cash access services, we are generally characterized as a non-gaming supplier or vendor and we must obtain a non-gaming supplier’s or vendor’s license, qualification or approval. The obtaining of these licenses, qualifications or approvals and the regulations imposed on non-gaming suppliers and vendors are typically less stringent than for gaming related suppliers and vendors. However, some of the gaming regulators in jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors, and in those jurisdictions we currently are subject to the same stringent licensing, qualification and approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Such requirements include licensure or finding of suitability for some of our officers, directors and beneficial owners of our securities. If gaming regulatory authorities were to find any such officer, director or beneficial owner unsuitable, or if any such officer, director, or beneficial owner fails to comply with any licensure requirements, we would be required to sever our relationship with that person. Severing our relationship with a person may require such individual ceasing to provide services to us in any capacity, including as an officer, director, employee or consultant, such person divesting himself, herself or itself of all or substantially all of its equity interest in us, and we refraining from conducting any business or maintaining any business relationship with such person or any entity that such person is a director, officer or stockholder of or otherwise affiliated with. Any of the foregoing could be costly to the Company and materially disruptive of its management and operations. Our failure to sever our relationship with a person in a manner acceptable to the gaming regulatory authorities or at all may result in the loss or denial of licensure or a finding of unsuitability, which loss or denial of licensure of finding of unsuitability by a gaming regulatory authority may prohibit us from continuing to operate in such jurisdiction. Any loss or denial of licensure or finding of unsuitability in any one jurisdiction would likely result in similar adverse regulatory actions in several other jurisdictions, resulting in a domino effect of adverse regulatory actions. The effects of the internal investigation that we announced on November 14, 2007 have resulted in heightened scrutiny from gaming regulators and an increased risk of regulatory intervention as has the activities of certain of our stockholders in the conduct of businesses unaffiliated with the Company.
As a result of our acquisition of Western Money, we are now required to obtain and maintain a gaming-related supplier’s license in many jurisdictions because Western Money provides gaming-related devices. We are currently operating under temporary approvals in some of these jurisdictions. As discussed above, the initial and ongoing licensure requirements imposed on gaming-related suppliers as compared to non-gaming related vendors or suppliers are, in general, substantially more burdensome. Such licensure requirements may include, but are not limited to the following: requiring the licensure or finding of suitability of any of our officers, directors, key employees or beneficial owners of our securities; the termination or disassociation with such officer, director, key employee or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; the submission of reports of material loans, leases and financing; and, the regulatory approval of some commercial transactions, such as the transfer or pledge of equity interests in the Company. These regulatory burdens are imposed upon gaming-related suppliers or vendors on an ongoing basis and there is no guarantee that we will be successful in obtaining and maintaining all necessary licenses and permits and to continue to hold other necessary gaming licenses and permits to conduct our business as currently being conducted by us.
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
Our Central Credit gaming patron credit bureau services are subject to the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003 and similar state laws. The collection practices that are used by our third party providers and us may be subject to the Fair Debt Collections Practices Act and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to state and local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs, our ability to surcharge cardholders who use our ATMs and the notices and form of notices that must be posted on our ATMs. The cash access services we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. We are required to file suspicious activity reports, or SARs, with respect to transactions completed at all gaming establishments at which our cash access services are provided. If we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher or offer our QuikCredit service, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers. We also are subject to various state licensing requirements and regulations governing money transmitters.
We are subject to formal or informal audits, inquiries or reviews from time to time by the regulatory authorities that enforce these financial services rules and regulations. In the event that any regulatory authority determines that the manner in which we provide cash access services, patron marketing services, gaming patron credit bureau services is not in compliance with existing rules and regulations, or the regulatory authorities adopt new rules or regulations that prohibit or restrict the manner in which we provide cash access services, patron marketing services, gaming patron credit bureau services or we may be forced to modify the manner in which we operate, or stop processing certain types of cash access transactions, providing patron marketing services or gaming patron credit bureau services altogether. We may also be required to pay substantial penalties and fines if we fail to comply with applicable rules and regulations. For example, if we fail to file CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with either the Bank Secrecy Act or the USA PATRIOT Act of 2001, we could be subject to substantial civil and criminal penalties. In addition, our failure to comply with applicable rules and regulations could subject us to private litigation.
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

Risks related to our capital structure
Our common stock has been publicly traded since September 22, 2005 and we expect that the price of our common stock will fluctuate substantially.
There has been a public market for our common stock since September 22, 2005. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including those described above under “— Risks related to our business,” “— Risks related to the industry” and the following:
•	our failure to maintain our current customers, including because of consolidation in the gaming industry;
•	increases in commissions paid to gaming establishments as a result of competition;
•	increases in interchange rates, processing fees or other fees paid by us;
•	decreases in reverse interchange rates paid to us;
•	actual or anticipated fluctuations in our or our competitors’ revenue, operating results or growth rate;
•	our inability to adequately protect or enforce our intellectual property rights;
•	any adverse results in litigation initiated by us or by others against us;
•
our inability to make payments on our outstanding indebtedness as they become due or our inability to undertake actions that might otherwise benefit us based on the financial and other restrictive covenants contained in the New Senior Credit Facility;

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
Our headquarters are located in a facility in Las Vegas, Nevada consisting of approximately 40,000 square feet of office space, which is under a lease through April 2013. We also lease several other properties that are used to support all our products and services: remote sales offices in Egg Harbor Township, New Jersey under a lease through September 2011 and in Macau SAR under a lease through November 2012, a facility in Burnsville, MN to support our technology development under lease through February 2013 and our manufacturing facility in Las Vegas, Nevada where we support our redemption device operations that is under lease through November 2014. We believe that these facilities are adequate for our business as presently conducted.

ITEM 3.	LEGAL PROCEEDINGS
On March 22, 2010, an action was commenced by Sightline Payments, LLC in the United States District Court, District of Nevada, against Holdings and GCA. The complaint alleges antitrust violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act. The plaintiff seeks damages in the amount of $300 million and that such damages be trebled. On August 9, 2010, the District Court issued an Order and Judgment granting the Company’s motion to dismiss this action. On August 13, 2010, Sightline Payments, LLC filed a Notice of Appeal of the Order and Judgment granting the Company’s Motion to Dismiss, and this appeal remains pending. The Company maintains insurance that will provide for reimbursement of certain of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action. On April 16, 2010, the Company commenced an action in the District Court of Nevada, Clark County, against the three current principals of Sightline Payments, LLC, all of whom are former executives of the Company. The Company alleges misappropriation of trade secrets, breach of contract, breach of duty of good faith and fair dealing and seeks damages and declaratory and injunctive relief. The Company has received a temporary restraining order barring the defendants in this action from making any continued disclosure of the Company’s proprietary and confidential information.
On July 7, 2010, an action was commenced by Automated Systems America, Inc. in the United States District Court, Central District of California, against Holdings, GCA and certain current employees of GCA. The complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of certain patents owned by the Company and alleges antitrust violations of Section 2 of the Sherman Act, unfair competition violations under the Lanham Act and tortuous interference and defamation per se. The plaintiff seeks damages in excess of $2 million, punitive damages, and a trebling of damages associated with the allegations under Section 2 of the Sherman Act. On March 3, 2011, the Company filed a motion to dismiss this action. The Company maintains insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action.

PART II

ITEM 4.	RESERVED

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has traded on the New York Stock Exchange under the symbol “GCA” since September 23, 2005. Prior to that time, there was no public market for our stock. On March 1, 2011 there were 3 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
The following table sets forth for the indicated periods, the high and low sale prices per share of our common stock:

	Price Range
	High	Low
2010:
First Quarter	$8.38	$6.51
Second Quarter	9.26	7.20
Third Quarter	7.46	3.46
Fourth Quarter	4.17	2.26

2009:
First Quarter	$4.27	$2.07
Second Quarter	8.31	3.63
Third Quarter	9.21	6.71
Fourth Quarter	7.98	6.14
On March 1, 2011, the closing sale price of our common stock on the New York Stock Exchange was $3.41.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain all our earnings to finance the growth and development of our business. Any future change in our dividend policy will be made at the discretion of our Board of Directors and will depend on contractual restrictions, our results of operations, earnings, capital requirements and other factors considered relevant by our Board of Directors. In addition, the New Senior Credit Facility limits the ability of GCA and Holdings to declare and pay cash dividends.
Common Stock Repurchases
On February 10, 2010, pursuant to Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, the Company’s Board of Directors authorized the repurchase of up to an additional $25 million worth of the Company’s outstanding common stock, subject to compliance with such contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes. For the year ended December 31, 2010, the Company repurchased 2,000,000 of its shares of common stock pursuant to this repurchase authorization for an aggregate purchase price of $7.7 million.

On April 8, 2010, the Company repurchased in a privately negotiated transaction 3,105,590 shares of its outstanding common stock from various entities affiliated with Summit Partners, L.P. for an aggregate purchase price of $25.0 million at a purchase price of $8.05 per share of common stock. Charles J. Fitzgerald, who was a member of the Company’s Board of Directors until his term expired on April 29, 2010, is a managing partner of Summit Partners, L.P. The Company funded this repurchase with cash on hand. This repurchase was made pursuant to a separate authorization by the Board of Directors of the Company in March 2010, separate from the $25.0 million share repurchase program previously made on February 10, 2010.
In addition, for the year ended December 31, 2010, the Company repurchased or withheld from restricted stock awards 116,750 shares of common stock at an aggregate purchase price of $0.8 million to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.
ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

							Maximum
							Approximate Dollar
					Total Number of Shares		Value of Shares that
	Total Number of		Average Price per		Purchased as Part of		May Yet Be Purchased
	Shares Purchased or		Share Purchased or		Publicly Announced		Under the Plans or
	Withheld		Withheld		Plans or Programs		Programs
10/1/10 – 10/31/10	66,659	(1)	$4.01	(2)	66,659	(1)	$17,324,976	(5)
11/1/10 – 11/30/10	—	(1)	—	(2)	—	(1)	$17,324,976	(5)
12/1/10 – 12/31/10	—	(1)	—	(2)	—	(1)	$17,324,976	(5)

Subtotals	66,659	(1)	4.01	(2)	66,659	(1)

10/1/10 – 10/31/10	5,155	(3)	3.99	(4)	5,155	(3)	$—	(5)
11/1/10 – 11/30/10	5,061	(3)	2.98	(4)	5,061	(3)	$—	(5)
12/1/10 – 12/31/10	5,055	(3)	2.79	(4)	5,055	(3)	$—	(5)

Subtotals	15,271	(3)	3.26	(4)	15,271	(3)

Total	81,930		$3.87		81,930

(1)
Represents shares of common stock that we repurchased in open market transactions pursuant to the Rule 10b-18 share repurchase authorization that we publicly announced on February 10, 2010. Our Board of Directors authorized the repurchase up to $25.0 million worth of common stock. The share buyback program did not obligate us to repurchase any specific number of shares and could have been suspended or terminated at any time.

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

(5)
Represents the maximum approximate dollar value of shares of common stock available for repurchase pursuant to the Rule 10b-18 share repurchase authorization at the end of the stated period. As of December 31, 2010, the maximum approximate dollar value of shares that may yet be purchased pursuant to the Rule 10b-18 share buyback program is $17.3 million. However, there are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

STOCK PERFORMANCE GRAPH
The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the S&P Information Technology Index during the approximately 51-month period ending December 31, 2010. As a result of changes in our operations and focus, we believe that the S&P Information Technology Index is a better comparison point for the performance of companies that operate in our industry.
The graph assumes that $100 was invested on September 23, 2005 (the first day our common stock was publicly traded) in our common stock and the $100 was invested on August 31, 2005, in the S&P 500 Index and the S&P Information Technology Index, and that all dividends were reinvested. Research Data Group, Inc. furnished this data. Cumulative total stockholder returns for our common stock, the S&P 500 Index and the S&P Information Technology Index are based on the calendar month end closing prices. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

*	$100 invested on 9/2005 in stock and index including reinvestment in dividends. Fiscal year ended December 31.
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
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal years ended December 31, 2010, 2009, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements, some of which are included herein. Our selected consolidated financial data may not be indicative of our future financial condition or results of operations.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(amounts in thousands, except per share)
Income Statement Data:
Revenues
Cash advance	$244,139	$289,314	$326,476	$316,094	$287,053
ATM	314,627	325,953	289,122	240,575	221,727
Check services	28,357	38,525	42,366	31,126	29,166
Central Credit and other revenues	18,467	13,928	13,644	10,145	9,827

Total revenues	605,590	667,720	671,608	597,940	547,773

Cost of revenues (exclusive of depreciation and amortization)	(463,045)	(501,810)	(492,974)	(428,508)	(384,718)
Operating expenses	(73,720)	(76,005)	(83,962)	(79,614)	(65,021)
Depreciation and amortization	(16,195)	(17,851)	(16,026)	(11,600)	(9,794)

Operating income	52,630	72,054	78,646	78,218	88,240
Interest expense, net (1)	(16,329)	(17,960)	(27,888)	(34,515)	(42,038)

Income from continuing operations before income tax provision	36,301	54,094	50,758	43,703	46,202
Income tax provision	(18,751)	(20,556)	(23,349)	(16,709)	(17,832)

Income from continuing operations, net of tax	17,550	33,538	27,409	26,994	28,370
Income (loss) from discontinued operations, net of tax	—	44	(3,939)	(3,526)	(1,944)

Net income	17,550	33,582	23,470	23,468	26,426

Plus: net (income) loss attributable to non-controlling interest (2)	(56)	56	86	236	183

Net income attributable to Global Cash Access Holdings, Inc. and subsidiaries	$17,494	$33,638	$23,556	$23,704	$26,609

Basic earnings per share:
Continuing operations	$0.27	$0.45	$0.36	$0.34	$0.35

Discontinued operations	$—	$—	$(0.05)	$(0.05)	$(0.02)

Net income	$0.27	$0.45	$0.31	$0.29	$0.33

Diluted earnings per share:
Continuing operations	$0.26	$0.45	$0.36	$0.33	$0.35

Discontinued operations	$—	$—	$(0.05)	$(0.04)	$(0.03)

Net income	$0.26	$0.45	$0.31	$0.29	$0.32

Weighted average number of common shares outstanding:
Basic	65,903	74,232	76,787	81,108	81,641

Diluted	67,272	75,356	76,796	81,377	81,921

Cash EPS (3):
Net income	17,494	33,638	23,556	23,704	26,609
Plus: Income tax provision	18,751	19,029	19,029	16,709	17,832

Cash earnings	$36,245	$52,667	$42,584	$40,413	$44,441

Cash earnings per share:
Diluted cash earnings per share	$0.54	$0.70	$0.55	$0.50	$0.54

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
(at end of period)
Cash and cash equivalents	$60,636	$84,768	$77,148	$71,063	$42,269
Total assets	458,394	501,767	559,150	538,302	587,474
Total borrowings	208,750	249,750	265,750	263,480	274,480
Stockholders’ equity	143,478	145,409	160,878	138,296	132,157

Other Data:
Net cash provided by operating activities	$68,898	$90,963	$71,324	$91,874	$70,079
Net cash used in investing activities	(24,492)	(7,235)	(58,708)	(10,960)	(17,061)
Net cash used in financing activities	(68,845)	(74,425)	(7,217)	(49,715)	(46,761)

Other Data (unaudited):
Aggregate dollar amount processed (in billions):
Cash advance	$5.0	$5.7	$6.5	$6.4	$5.7
ATM	$13.6	$14.5	$15.2	$13.6	$12.3
Check warranty	$1.1	$1.5	$1.8	$1.4	$1.3
Number of transactions completed (in millions):
Cash advance	10.1	11.7	12.2	11.3	10.4
ATM	78.3	83.4	84.7	73.5	69.2
Check warranty	4.9	6.3	6.5	5.3	5.1

(1)	Interest expense, net, includes interest income and loss on early extinguishment of debt.

(2)
Non-controlling interest loss, net of tax, represents the portion of the loss from operations of Innovative Funds Technology, LLC (“IFT”) that is attributable to the 40% ownership interest in IFT that is not owned by us. IFT was dissolved on April 19, 2010.

(3)
Cash EPS is not a measure of financial performance under U.S. GAAP and should not be considered a substitute for net income, operating income or other income prepared in accordance with GAAP. The Company provides Cash EPS to enhance investor understanding of the underlying trends in the Company’s business and to provide for better comparability between periods in different years. We have a significant deferred tax asset which significantly reduces our United States income tax obligations.

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
Overview
We are a provider of cash access products and related services to the gaming industry in the United States and several international markets. Our products and services provide gaming establishment patrons access to cash through a variety of methods, including ATM cash withdrawals, credit card cash access transactions, POS debit cash access transactions, check cashing and money transfers. We also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments. In addition, we manufacture, sell and service cash access devices such as jackpot and redemption kiosks to the gaming industry. These devices also may be enabled to provide our cash access products and services.

We began our operations as a joint venture limited liability company among M&C International, entities affiliated with Bank of America and First Data in July 1998. In September 2000, Bank of America sold its entire ownership interest in us to M&C International and First Data. In March 2004, GCA issued $235 million in aggregate principal amount of 8 3/4% senior subordinated notes due 2012 and borrowed $260 million under senior secured credit facilities. Holdings was formed to hold all of the outstanding ownership interests of GCA and has guaranteed the obligations under the senior secured credit facilities. A substantial portion of the proceeds of these senior subordinated notes and senior secured credit facilities were used to redeem all of First Data’s ownership interest in us and a portion of M&C International’s ownership interest in us through a recapitalization, in which Bank of America reacquired an ownership interest in us. In May 2004, we completed the private equity restructuring in which M&C International sold a portion of its ownership interest in us to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a Delaware corporation.
In September 2005, we completed an initial public offering of common stock. In connection with that offering, our various equity securities that were outstanding prior to the offering were converted into common stock. In addition, we became a guarantor, on a subordinated basis, of GCA’s senior subordinated notes. In 2007, M&C International distributed its holdings of our common stock to its two principals, Karim Maskatiya and Robert Cucinotta.
In June 2009, the Company repurchased 5,785,602 shares from Robert Cucinotta, which is believed to be all of the shares previously held by Mr. Cucinotta. In June 2009, Karim Maskatiya disposed of a number of shares in open market transactions, which is believed to be all of the shares previously held by Mr. Maskatiya.
In April 2008, we completed the acquisition of Certegy Gaming Services, Inc. (“CGS”), an enterprise providing cash access and check products and services to the gaming industry similar to GCA. The results of operations of CGS have been reflected in the applicable business segment financial information following this acquisition. In August 2008, we completed the acquisition of Cash Systems, Inc. (“CSI”), a provider of cash access and related services to the retail and gaming industries similar to GCA. The results of operations of CSI have been reflected in the applicable business segment financial information following this acquisition. In May 2010, we completed the acquisition of Western Money, a manufacturer of redemption kiosk devices. The results of operations of Western Money have been reflected in the applicable business segment financial information following this acquisition.
We announced on February 28, 2008 that we intended to exit the Arriva Card, Inc. (“Arriva”) business. The results of operations for the Arriva line of business have been classified to discontinued operations for the six months ended June 30, 2009 and the year ended December 31, 2008. The Company determined that as of July 1, 2009, the results of operations for the Arriva line of business were no longer material and the results of operations for the six months ended December 31, 2009 have been classified in continuing operations.
IFT, formerly know as QuikPlay, LLC, was a joint venture that was formed on December 6, 2000, and owned 60% by GCA and 40% by IGT. IGT is one of the largest manufacturers of gaming equipment in the United States. GCA was the managing member of this entity and IFT was consolidated in the Company’s consolidated financial statements prior to April 19, 2010, at which time GCA and IGT dissolved IFT. The dissolution of IFT did not have a material impact on the condensed consolidated financial statements of the Company.
On March 1, 2011, GCA and Holdings entered into the New Senior Credit Facility, consisting of a $210 million term loan facility and a $35 million revolving credit facility. All $210 million of available borrowings under the term loan facility and $4.0 million of available borrowings under the revolving credit facility were borrowed concurrent with the establishment of the New Senior Credit Facility and the Company used substantially all of these proceeds to repay indebtedness under the Company’s existing senior secured credit facilities and to defease the senior subordinated notes. Specifically, on March 1, 2011, GCA irrevocably deposited into trust with the trustee of the indenture governing the senior subordinated notes an aggregate of $133,711,666 in cash to pay and discharge the senior subordinated notes on March 27, 2011.
Other than insubstantial assets that are immaterial in amount and nature, the sole asset of Holdings is the capital stock of GCA.

Trends
Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We have identified the more material positive and negative trends affecting our business as the following:
•
The gaming sector in the United States experienced a decline in business as compared to the prior year and is expected to be relatively flat to modestly higher and subject to short term fluctuations over the next year.

•	Gaming activity continues to expand into more domestic and international markets.
•
The rate of decline in the volume and face amount of credit card cash access transactions by patrons who use our services has continued to exceed the rate of decline of the volume and face amount of ATM and POS debit transactions, suggesting a migration from credit card cash access transactions to ATM and POS debit transactions.

•	There continues to be a migration from the use of traditional paper checks and cash to electronic payments.
•	The credit markets in the United States and around the world have been volatile and unpredictable.
•
The Company is facing increased competition from smaller competitors in the gaming cash access market and may face additional competition from gaming equipment manufacturers and systems providers such as Bally Technologies, who recently announced its intention to acquire a competing cash access provider who is focused on the gaming industry.

•
The cash access industry in the gaming sector has become increasingly competitive and is having an adverse effect on the Company’s operating margins with respect to new customers and existing customers that have renewed their cash access agreements with the Company.

•	There is increasing governmental oversight related to the cost of transaction processing and related fees to the consumer.
Principal Sources of Revenues and Expenses
Our principal sources of revenues include:
Cash advance revenues that are comprised of transaction fees assessed to gaming patrons in connection with credit card cash access and POS debit card transactions at the time the transactions are authorized. Such fees are based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash access or POS debit card transaction amount.
ATM revenues that are comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and reverse interchange fees paid to us by the patrons’ issuing banks. Cardholder surcharges are recognized as revenue when a transaction is initiated and reverse interchange is recognized as revenue on a monthly basis based on the total transactions occurring during the month. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount.
Check services revenues are principally comprised of check warranty revenues and are generally based upon a percentage of the face amount of checks warranted. These fees are paid to us by gaming establishments. In some cases, gaming establishments pass on the fees to patrons.

Other revenues consist of Central Credit revenues that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated. Also included in Other revenues are revenues generated from Casino Marketing Services and revenues generated from Global Recovery Service revenues (“GRS”). This revenue results from a fee collected from GCA clients for research and investigation, using GCA’s proprietary data base to identify funds associated with individual credit card cash access and POS debit card transaction money transfers that were issued upon the completion of such a transaction for which a charge or debit was made to a cardholder’s account but the bank draft was not successfully deposited by GCA’s client. In addition, Other revenues consist of revenue derived from Western Money’s operations. Western Money derives substantially all of its revenue from the sale of cash access devices such as redemption kiosks and derives the balance of its revenue from the provision of certain professional services, software licensing, and certain other ancillary fees associated with the sale, installation and operation of those devices.
Our principal costs and expenses include:
Cost of revenues are costs and expenses directly related to the generation of revenue and exclude depreciation and amortization. For credit card cash access and POS debit card transactions, ATM transactions and, to a much lesser extent, check services, we pay a commission to the gaming establishment at which the transaction occurs. Commissions are the largest component of cost of revenues (exclusive of depreciation and amortization). We expect commissions to increase as a percentage of revenue as new contracts are signed or existing contracts are renewed. We pay credit card associations and payment networks interchange fees for services they provide in routing transactions through their networks. In addition, we pay fees to participate in various payment networks to support our ATM services. The amounts of these interchange fees are determined by the card associations and payment networks in their sole discretion, and are subject to increase in their discretion from time to time. Many of our cash access contracts enable us to pass through the amount of any increase in interchange or processing fees to our gaming establishment customers, who may in turn pass through these increases to patrons. In the past, the major card associations and payment networks have increased interchange rates at least annually, and they may do so in the future. We pay connectivity and processing fees to our network services providers. We incur warranty expense when checks that we have warranted through our Central Credit Check Warranty service or that TeleCheck has warranted through its check warranty service are dishonored upon presentment for payment. Our contract with TeleCheck limits our warranty expense for checks warranted by TeleCheck to a maximum percentage of the total face amount of dishonored checks. We have no limits on warranty expense for our Central Credit check warranty service. Other cost of revenues (exclusive of depreciation and amortization) consists primarily of costs related to delivering our Central Credit service and our patron marketing activities.
Operating expenses consist primarily of salaries and benefits, armored carrier expenses, the cost of repair and maintenance on our cash access devices, legal expenses, telecommunications expenses and bank fees.
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

Results of Operations
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
The following table sets forth the condensed consolidated results of operations and percentages of total revenue for the years ended December 31, 2010 and December 31, 2009 (amounts in thousands):

	December 31, 2010		December 31, 2009
	$	%	$	%
Revenues
Cash advance	$244,139	40.3%	$289,314	43.3%
ATM	314,627	52.0	325,953	48.8
Check services	28,357	4.7	38,525	5.8
Central Credit and other revenues	18,467	3.0	13,928	2.1

Total revenues	605,590	100.0	667,720	100.0

Cost of revenues (exclusive of depreciation and amortization)	(463,045)	(76.5)	(501,810)	(75.2)
Operating expenses	(73,720)	(12.2)	(76,005)	(11.4)
Depreciation and amortization	(16,195)	(2.7)	(17,851)	(2.7)

Operating income	52,630	8.7	72,054	10.8

Interest expense, net	(16,329)	(2.7)	(17,960)	(2.7)

Income from continuing operations before income tax provision	36,301	6.0	54,094	8.1

Income tax provision	(18,751)	(3.1)	(20,556)	(3.1)

Income from continuing operations, net of tax	17,550	2.9	33,538	5.0

Income from discontinued operations, net of tax	—	—	44	—

Net income	17,550	2.9	33,582	5.0

Plus: net (income) loss attributable to non-contolling interest	(56)	—	56	—

Net income attributable to Global Cash Access Holdings, Inc. and subsidiaries	$17,494	2.9%	$33,638	5.0%

Total Revenues
Total revenues for the year ended December 31, 2010, were $605.6 million as compared to $667.7 million for the prior year, a decrease of $62.1 million, or 9.3%, as compared to the year ended December 31, 2009. The primary driver of the decreased revenue in 2010 was a same store revenue decline of 8.3%. Revenue generated from a gaming establishment we serve is included in same-store revenues if it contributed cash advance or ATM revenue during both the current and prior year reference periods. Same-store revenue does not include reverse interchange revenue generated in connection with ATM transactions, check services revenue or other revenue. Segment changes in revenue are further discussed below.
Cash advance revenue for the year ended December 31, 2010, was $244.1 million, a decrease of $45.2 million, or 15.6%, as compared to the year ended December 31, 2009. This decrease was primarily due to lower credit usage by patrons at gaming establishments. This had a negative impact on our financial results as revenue generated from a credit card cash access transaction is generally more profitable than revenue generated from an ATM transaction. The number of credit card cash access transactions declined by approximately 1.6 million or 13.8% in 2010 and the average revenue per transaction decreased by 2.1%.
ATM revenue for the year ended December 31, 2010, was $314.6 million, a decrease of $11.3 million, or 3.5%, as compared to the year ended December 31, 2009. This decrease was primarily due to continued decline in attendance by patrons to gaming establishments. The number of ATM transactions declined by approximately 5.1 million or 6.1% in 2010, while the revenue per transaction increased by approximately 2.8%.
Check services revenue for the year ended December 31, 2010, was $28.4 million, a decrease of $10.2 million, or 26.4%, as compared to the year ended December 31, 2009. This decrease was primarily attributable to the decrease in the number of check services transactions by 1.4 million or 21.7% largely driven by location closures. Some of the locations that were closed were unprofitable.
Other revenues for the year ended December 31, 2010, were $18.5 million, an increase of $4.5 million, or 32.6%, as compared to the year ended December 31, 2009. This increase was primarily due to the inclusion of the operating results from Western Money that was acquired as of May 2010, which was partially offset by the decrease in revenue from Global Recovery Services and Casino Marketing Services.
We provide our cash access products and related services almost exclusively to gaming establishments for the purpose of enabling gaming patrons to access cash. As a result, our business depends on consumer demand for gaming.
Costs and Expenses
Cost of revenues (exclusive of depreciation and amortization) for the year ended December 31, 2010, was $463.0 million, a decrease of $38.8 million, or 7.7%, as compared to the year ended December 31, 2009. This decrease was primarily correlated with revenue. There was a gross increase in interchange expense as a percentage of revenue of 5.4% for the year ended December 31, 2010.
Operating expenses exclusive of depreciation and amortization for the year ended December 31, 2010 were $73.7 million, a decrease of $2.3 million, or 3.0%, as compared to the year ended December 31, 2009. The decrease in operating expenses is primarily due to lower employee-related costs, lower ATM-related expenses and the decline in cash advance related operating expenses.
During the fourth quarter of 2010, we received an additional settlement check for the VISA Check/Master Money Antitrust Litigation for $0.4 million, and in 2009, we received $2.8 million related to the same matter. Amounts received for the VISA Check/Master Money Antitrust Litigation in 2010 and 2009 have been recognized as a reduction to operating expenses.
Depreciation and amortization expense for the year ended December 31, 2010 was $16.2 million, a decrease of $1.7 million, or 9.3%, as compared to the year ended December 31, 2009. This decrease was due primarily to a decrease in amortization of assets fully amortized.

Primarily as a result of the factors described above, operating income for the year ended December 31, 2010 was $52.6 million, a decrease of $19.4 million or 27.0% as compared to the year ended December 31, 2009.
Interest expense, net, was $16.3 million in 2010, a decrease of $1.6 million, or 9.1%, as compared to 2009. The decrease resulted from lower average outstanding borrowings. Interest income was also lower due to lower interest rates earned on invested cash balances during 2010 as compared to 2009.
For the year ended December 31, 2010, income tax expense was $18.8 million, a decrease of $1.8 million as compared to the year ended December 31, 2009. The provision for income tax reflected an effective income tax rate of 51.7% for 2010 as compared to 38% for 2009. The increase in the effective tax rate for the year ended December 31, 2010 was primarily the result of the following factors; The Company repatriated funds that had been accumulating in our foreign subsidiaries, which resulted in a one-time increase in the Company’s tax provision of approximately $2.2 million. The second factor that impacted the tax provision was the re-evaluation of the Company’s ability to fully realize the foreign tax credit deferred tax asset. It was determined that the Company would be unable to fully utilize these credits and this determination combined with an election to deduct foreign taxes resulted in a one time provision adjustment of $1.7 million. Additionally, the Company’s effective tax rate also experienced upward pressure related to differences between GAAP and income tax treatment of equity based compensation which increased the income tax provision by $0.8 million, as well as other non-deductible expenses. The provision for income taxes without the effect of the one time increase related to repatriating funds and deducting foreign taxes paid rather than claiming foreign tax credits would yield an income tax rate of 41.0% which would be approximately $14.9 million.
Primarily as a result of the foregoing, net income was $17.6 million for the year ended December 31, 2010, a decrease of $16.0 million or 47.7%, as compared to the prior year.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
The following table sets forth the condensed consolidated results of operations and percentages of total revenue for the years ended December 31, 2009 and December 31, 2008 (amounts in thousands):

	December 31, 2009		December 31, 2008
	$	%	$	%
Revenues
Cash advance	$289,314	43.3%	$326,476	48.6%
ATM	325,953	48.8	289,122	43.0
Check services	38,525	5.8	42,366	6.3
Central Credit and other revenues	13,928	2.1	13,644	2.0

Total revenues	667,720	100.0	671,608	100.0

Cost of revenues (exclusive of depreciation and amortization)	(501,810)	(75.2)	(492,974)	(73.4)
Operating expenses	(76,005)	(11.4)	(83,962)	(12.5)
Depreciation and amortization	(17,851)	(2.7)	(16,026)	(2.4)

Operating income	72,054	10.8	78,646	11.7

Interest expense, net	(17,960)	(2.7)	(27,888)	(4.2)

Income from continuing operations before income tax provision	54,094	8.1	50,758	7.6

Income tax provision	(20,556)	(3.1)	(23,349)	(3.5)

Income from continuing operations, net of tax	33,538	5.0	27,409	4.1

Income (loss) from discontinued operations, net of tax	44	0.0	(3,939)	(0.6)

Net income	33,582	5.0	23,470	3.5

Plus: net loss attributable to minority interest	56	0.0	86	0.0

Net income attributable to Global Cash Access Holdings, Inc. and subsidiaries	$33,638	5.0%	$23,556	3.5%

Total Revenues
Total revenues for the year ended December 31, 2009 were $667.7 million as compared to $671.6 million for the prior year, a decrease of $3.9 million, or 0.6%, as compared to the year ended December 31, 2008. The primary driver of the decreased revenue in 2009 was a same store revenue decline of 11.5%. Revenue generated from a gaming establishment we served was included in same-store revenues if it contributed cash advance or ATM revenue during both the current and prior year reference periods. Same-store revenue does not include reverse interchange revenue generated in connection with ATM transactions, check services revenue or other revenue. This decline was somewhat offset by the inclusion of the operating results of CGS and CSI for the first three and seven months of 2009, respectively as compared to the same periods of 2008. CGS was acquired on April 1, 2008 and CSI on August 1, 2008. Segment changes in revenue are further discussed below:
Cash advance revenue for the year ended December 31, 2009 was $289.3 million, a decrease of $37.2 million, or 11.4%, as compared to the year ended December 31, 2008. This decrease was primarily due to lower credit usage by patrons at gaming establishments. This had a negative impact on our financial results as revenue generated from a credit card cash access transaction is generally more profitable than revenue generated from an ATM transaction. The number of credit card cash access transactions declined by approximately 0.5 million or 4.1% in 2009, and revenue per transaction also decreased on a year-over-year basis. This decrease was partially offset by the inclusion of three and seven months of operations, in 2009 but not in 2008, as a result of the 2008 acquisitions of CGS and CSI.
ATM revenue for the year ended December 31, 2009 was $326.0 million, an increase of $36.8 million, or 12.7%, as compared to the year ended December 31, 2008. The increase was primarily attributable to gaming patrons performing a higher percentage of ATM transactions as compared to credit card cash access transactions. Although the number of ATM transactions decreased by 1.3 million or 1.5%, the ATM revenue per transaction increased due to a higher average surcharge assessed per ATM transaction. This increase in ATM revenue for 2009 was compounded by the inclusion of three and seven months of operations, in 2009 but not in 2008, as a result of the 2008 acquisitions of CGS on April 1, 2008 and CSI on August 1, 2008, respectively.
Check services revenue for the year ended December 31, 2009 was $38.5 million, a decrease of $3.8 million, or 9.1%, as compared to the year ended December 31, 2008. This decrease was primarily attributable to the decrease in the number of check services transactions by 0.2 million or 3.1% largely driven by the loss of customers in this segment. This decrease was partially offset by the inclusion of three and seven months of operations, in 2009 but not in 2008, as a result of the 2008 acquisitions of CGS and CSI. Check services revenue was also impacted by a long-term trend whereby consumers are moving from physical checks to electronic forms of transactions. As a result of this trend and the roll-off of customers lost in 2009, we expect check services revenue to be lower in 2010 than it was in 2009.
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
Costs and Expenses
Cost of revenues (exclusive of depreciation and amortization) for the year ended December 31, 2009, was $501.8 million, an increase of $8.8 million, or 1.8%, as compared to the year ended December 31, 2008. The increase was due primarily to increased commission-related expenses, which are the single largest cost element of cost of revenues. The increase in commissions in 2009 was due primarily to:
•
the additional commission expenses resulting from the CGS and CSI acquisitions included in the first three and seven months of 2009 but not included in the first three and seven months of 2008, respectively.

•
the migration of transactions from credit card cash access transactions to ATM transactions, which have a higher proportion of commission expense to revenue than do credit card cash access transactions.

Operating expenses exclusive of depreciation and amortization for the year ended December 31, 2009 were $76.0 million, a decrease of $8.0 million, or 9.5%, as compared to the year ended December 31, 2008. The decrease in operating expenses was driven primarily to the elimination of expenses that were assumed as part of the acquisitions of CGS and CSI. In 2009, we continued to incur high external legal expenses driven by various litigation matters. External legal expenses were approximately $5.1 million in 2009 as compared to $4.2 million in 2008.
During the fourth quarter of 2009, we received a final settlement check for the VISA Check/Master Money Antitrust Litigation for $2.8 million, and in 2008, $0.4 million was received related to the same matter. Monies received for the VISA Check/Master Money Antitrust Litigation in 2009 and 2008 have been recognized as a reduction to operating expenses.
Depreciation and amortization expense for the year ended December 31, 2009 was $17.9 million, an increase of $1.8 million, or 11.4%, as compared to the year ended December 31, 2008. This increase was due primarily to the increase in depreciable assets and amortizing intangibles resulting from the acquisitions of CGS and CSI.
Primarily as a result of the factors described above, operating income for the year ended December 31, 2009 was $72.0 million, a decrease of $6.6 million or 8.4% as compared to the year ended December 31, 2008.
Interest expense, net, was $18.0 million in 2009, a decrease of $9.9 million, or 35.6%, as compared to 2008. The decrease resulted from significantly lower interest rates compared to the prior period, lower average outstanding borrowings partially offset by a higher average draw on the Bank of America Treasury Services Agreement (“Treasury Services Agreement”). The average balance drawn on this agreement in 2009 was $358.7 million as compared to $319.2 million for the year ended December 31, 2008. The lower interest rates resulted in substantially lower cash usage fees of $2.1 million in 2009. Interest income was also lower due to lower interest rates earned on invested cash balances during 2009 as compared to 2008.
Income tax expense was $20.6 million, a decrease of $2.8 million or 12% for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The provision for income tax reflected an effective income tax rate of 38% for 2009 as compared to 46% for 2008. The decrease in our effective income tax rate was primarily due to a decrease in the expense related to the expiration on non-qualified stock options and their related impact on income tax. Such expenses are not deductible for income tax purposes and therefore, their occurrence results in a relatively higher effective income tax rate.
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

Goodwill. We have approximately $185.1 million in net unamortized goodwill on our consolidated balance sheet at December 31, 2010 resulting from our acquisitions of other businesses. We account for goodwill in accordance with Financial Accounting Standards Board (“FASB”) guidance, which requires an annual review of goodwill and other non-amortizing intangible assets for impairment. Our most recent annual assessment was performed as of October 1, 2010. It was determined that no impairment adjustment was necessary. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates, which could significantly affect our results of operations.
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
Revenue Recognition. We recognize revenue when evidence of an arrangement exists, services have been rendered, our price is fixed or determinable and collectability is reasonably assured. We evaluate our revenue streams for proper timing of revenue recognition.
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
Western Money derives substantially all of its revenue from the sale of cash access devices such as jackpot and redemption kiosks and derives the balance of its revenue from the provision of certain professional services, software licensing, and certain other ancillary fees associated with the sale of, installation and operation of those devices. Revenue is recognized as products are delivered and/or services are performed.
Recently Issued Accounting Pronouncements
In January 2010, the FASB issued an update to the Fair Value Measurements and Disclosures topic as reflected in the Codification. This update adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This guidance is effective for the Company beginning December 15, 2009, for most disclosures and for periods beginning after December 15, 2010, for the new Level 3 disclosures.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2010 and 2009, respectively:

	Years Ended December 31,
	2010	2009
Net cash provided by operating activities	$68,898	$90,963
Net cash used in investing activities	(24,492)	(7,235)
Net cash used in financing activities	(68,845)	(74,425)
Net effect of exchange rates on cash and cash equivalents	307	(1,683)

Net (decrease)increase in cash and cash equivalents	(24,132)	7,620

CASH AND CASH EQUIVALENTS—Beginning of period	84,768	77,148

CASH AND CASH EQUIVALENTS—End of period	$60,636	$84,768

Our principal source of liquidity is cash flows from operating activities, which were $68.9 million and $91.0 million for the years ended December 31, 2010 and 2009, respectively. Cash flows from operating activities decreased approximately $22.1 million. Changes in working capital increased cash flow from operations by approximately $21.0 million and $22.0 million for the years ended December 31, 2010 and 2009. Non-cash expenses include $30.6 million and $35.5 million for the years ended December 31, 2010 and 2009, respectively.
Net cash used in investing activities totaled $24.5 million and $7.2 million for the years ended December 31, 2010 and 2009, respectively, an increase of $17.3 million. In 2010, we acquired Western Money for $15.4 million. We had no acquisitions in 2009. We also had capital expenditures in 2010 of $9.1 million and $7.2 million in 2009.
Net cash used in financing activities was $68.8 million and $74.4 million for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, we repaid $25.0 million against our senior subordinated debt and $16.0 million against our credit facilities as compared to repayment of $16.0 million of our credit facilities in 2009. In 2010, the Company repurchased $33.5 million worth of shares of common stock as compared to $61.3 million in 2009. (See Note 8 Capital Stock to our financial statements for a detailed explanation of our repurchases of common stock.)
Borrowings
Second Amended and Restated Credit Agreement and Notes
On November 1, 2006, GCA and Holdings entered into a Second Amended and Restated Credit Agreement with certain lenders, Bank of America, as Administrative Agent and Wachovia Bank, N.A., as Syndication Agent (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement amended and restated the First Amended and Restated Credit Agreement that previously governed the terms of GCA’s existing senior secured credit facilities to provide for a $100.0 million term loan facility and a $100.0 million five-year revolving credit facility, with a $25.0 million letter of credit sublimit and a $5.0 million swingline loan sublimit. The Second Amended and Restated Credit Agreement also contained an increase option permitting GCA to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $150.0 million in additional term loan or revolving credit commitments.
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

Principal, together with accrued and unpaid interest, was due on the maturity date, November 1, 2011. GCA had the right to prepay the loans and terminate the commitments at any time, without premium or penalty, subject to certain qualifications set forth in the Second Amended and Restated Credit Agreement. Furthermore, the Second Amended and Restated Credit Agreement contained mandatory prepayment provisions which, under certain circumstances, obligated GCA to apply defined portions of its cash flow to prepayment of the senior secured credit facilities.
Pursuant to the Second Amended and Restated Credit Agreement, the senior secured credit facilities were secured by substantially all of the assets of the Company, GCA and GCA’s wholly-owned domestic subsidiaries other than Arriva Card, Inc. (“Arriva”), and were guaranteed by the Company and all of GCA’s wholly-owned domestic subsidiaries other than Arriva.
The Second Amended and Restated Credit Agreement contained customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults, which are subject to important exceptions and qualifications, as set forth in the Second Amended and Restated Credit Agreement.
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
Interest on the Notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th. On October 31, 2005, $82.3 million or 35% of these Notes were redeemed at a price of 108.75% of face, out of the net proceeds from our initial public offering. GCA may redeem all or a potion of the Notes at redemption prices of 104.375%, on or after March 15, 2008, 102.19% on or after March 15, 2009, or 100.00% on or after March 15, 2010. On May 3, 2010, GCA redeemed prior to their maturity $25.0 million in the aggregate principal amount of the Notes at a redemption price of 100% of the principal amount of such Notes. As of December 31, 2010, the Company had $127.8 million in borrowings outstanding under the indenture governing the Notes.
The following is a summary of our contractual cash obligations as of December 31, 2010, including the Notes and under the Second Amended and Restated Credit Agreement:

			2 - 3	4 - 5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
(amounts in thousands)

Debt obligations	$208,750	$81,000	$127,750	$—	$—
Estimated interest obligations (1)	14,447	12,118	2,329	—	—
Operating lease obligations	2,722	809	1,071	587	255
Purchase obligations (2)	3,226	1,288	1,938	—	—

Total cash obligations (3)	$229,145	$95,215	$133,088	$587	$255

(1)
Estimated interest payments are computed using the interest rate in effect at December 31, 2010 multiplied by the principal balance outstanding after scheduled principal amortization payments. For the senior secured credit facility and the senior subordinated notes the rates assumed are 1.39% and 8.75%, respectively.

(2)	Included in purchase obligations are minimum transaction processing services from various third-party processors that we use.

(3)
On March 1, 2011 we refinanced all of our indebtedness under the Second Amended and Restated Credit Agreement as well as defeased the Notes as described below. The required principal payments under the New Senior Credit Facility will be $525,000 per quarter beginning June 2011 and also will require an excess cash flow payment that is based on full year end earnings and our leverage ratio in effect at that time.

On March 1, 2011, the Company refinanced all of its indebtedness outstanding under the Second Amended and Restated Credit Agreement and defeased its obligations under the senior subordinated notes with proceeds from the New Senior Credit Facility as described below.
New Senior Credit Facility
On March 1, 2011, GCA, together with its sole stockholder, Holdings entered into a Credit Agreement (“the Credit Agreement”) with certain lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Wells Fargo Securities, LLC., as Syndication Agent. The New Senior Credit Facility established by the Credit Agreement provides for a $210.0 million term loan facility and a $35.0 million revolving credit facility. The revolving credit facility includes provisions for the issuance of up to $10.0 million of letters of credit and up to $5.0 million in swingline loans. The Credit Agreement also contains an increase option permitting GCA to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $50.0 million in additional term loan commitments. All $210 million of available borrowings under the term loan facility were borrowed concurrent with the establishment of the New Senior Credit Facility. Once repaid, no amounts under the term loan facility may be reborrowed. In addition, $4 million of available borrowings under the revolving credit facility were borrowed concurrent with the establishment of the New Senior Credit Facility. Once repaid, amounts under the revolving credit facility may be reborrowed.
The term loan requires principal repayments of one quarter of 1% of the aggregate initial principal amount of term loans, or $525,000 per quarter as well as annual mandatory prepayment provisions based on an excess cash flow sweep equal to a fixed percentage of excess cash flow (as defined in the Credit Agreement). The remaining principal is due on the maturity date, March 1, 2016. GCA may prepay the loans and terminate the commitments at any time after the first year, without premium or penalty, subject to certain qualifications set forth in the Credit Agreement. Furthermore, the Credit Agreement contains mandatory prepayment provisions which, under certain circumstances, such as asset or equity sales, obligate GCA to apply defined portions of its cash flow to prepayment of the New Senior Credit Facility.
Borrowings under the New Senior Credit Facility bear interest at either (x) a specified base rate plus a 4.50% margin, or (y) LIBOR plus a 5.5% margin. The base rate minimum is 2.50% and the LIBOR minimum is 1.50%. Interest in respect of base rate loans is payable quarterly in arrears and interest in respect of LIBOR loans is payable in arrears at the end of the applicable interest period and every three months in the case of interest periods in excess of three months. Interest is also payable at the time of repayment of any loans and at maturity.
The New Senior Credit Facility is unconditionally guaranteed by the Holdings and each direct and indirect domestic subsidiary of GCA. All amounts owing under the New Senior Credit Facility are secured by a first priority perfected security interest in all stock (but only 65% of the stock of foreign subsidiaries), other equity interests and promissory notes owned by GCA and a first priority perfected security interest in all other tangible and intangible assets owned by GCA and the guarantors.
The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults.

The significant financial covenants are:
Interest Coverage Ratio (as defined in the Credit Agreement)

Fiscal Quarter Ended	Ratio
March 31, 2011 - June 30 2011	2.50:1.00
September 30, 2011 - December 31, 2011	2.75:1.00
March 31, 2012 - December 31, 2012	3.00:1.00
March 31, 2013 - December 31, 2013	3.25:1.00
March 31, 2014 - December 31, 2014	3.50:1.00
Thereafter	3.75:1.00
Total Leverage Ratio (as defined in the Credit Agreement)

Anytime in Period Ended	Ratio
March 31, 2011 - December 30, 2011	4.25:1.00
December 31, 2011 - March 30, 2012	4.00:1.00
March 31, 2012 - September 30, 2012	3.75:1.00
September 30, 2012 - March 30, 2015	3.25:1.00
Thereafter	2.75:1.00
Excess Cash Flow Sweep (1)

If Total Leverage:	Sweep percentage
is greater than 2.50:1.00	50%
is less than 2.50:1.00 but greater than 1.50:1.00	25%
is less than 1.50:1.00	0%

(1)	GCA is required to pay a percentage of Excess Cash Flow, as defined in the Credit Agreement, which is based upon the Total Leverage Ratio, as defined in the Credit Agreement.
Deferred Tax Asset
As of December 31, 2010, the Company had a net deferred income tax asset of $131.5 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for financial accounting purposes. They are amortized over 15 years for tax purposes, using the Company’s current earnings, this results in annual pretax income being approximately $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.4%, this results in tax payments being at a maximum of approximately $19.0 million less than the provision for income taxes shown on the income statement for financial accounting purposes. Given the Company’s current estimates, this is an expected aggregate of $158.6 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. These deferred tax assets may be subject to certain limitations. We believe that it is more likely than not that we will be able to utilize our deferred tax asset. However, the utilization of this tax asset is subject to many factors beyond our control including our earnings, a change of control of the Company and future estimations of earnings.

Other Liquidity Needs and Resources
In November 2010, we entered into a Contract Cash Solutions Agreement with Wells Fargo to supply us with currency needed for normal operating requirements of our domestic ATMs. The maximum allowable average daily limit is $400 million, but Wells Fargo has agreed to allow us to exceed this amount by $50 million on a calendar day but not more than four times per calendar year and subject to certain additional conditions and limitations. On December 17, 2010, we terminated the Amended Treasury Services Agreement with Bank of America, our vault cash provider for a significant portion of 2010. Under the terms of the Contract Cash Solutions Agreement and the Amended Treasury Services Agreement, we paid a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by a contractually defined cash usage rate. This cash usage rate is determined by an applicable LIBOR plus a mutually agreed upon margin. We are therefore exposed to interest rate risk to the extent that applicable LIBOR increases. On December 31, 2010, the currency supplied by Wells Fargo pursuant to the Contract Cash Solutions Agreement was $368.4 million.
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
We believe that borrowings available under the New Senior Credit Facility, together with our anticipated operating cash flows, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments. Although no additional financing is currently contemplated, we may seek, if necessary or otherwise advisable and to the extent permitted under the terms of the New Senior Credit Facility, additional financing through bank borrowings or public or private debt or equity financings. We cannot ensure that additional financing, if needed, will be available to us, or that, if available, the financing will be on terms favorable to us. The terms of any additional debt or equity financing that we may obtain in the future could impose additional limitations on our operations and/or management structure. We also cannot ensure that the estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.
Off-Balance Sheet Arrangements
In November 2010, we entered into the Contract Cash Solutions Agreement with Wells Fargo to supply us with currency needed for normal operating requirements of our domestic ATMs. On December 17, 2010, we terminated the Amended Treasury Services Agreement with Bank of America, our vault cash provider for a significant portion of 2010. Under the terms of the Contact Cash Solutions Agreement and the Amended Treasury Services Agreement, all currency supplied by Wells Fargo and Bank of America, respectively remains the sole property of Wells Fargo and Bank of America at all times until it is dispensed, at which time Wells Fargo or Bank of America obtain an interest in the corresponding settlement receivable. Because the cash supplied to us under the Contract Cash Solutions Agreement and Amended Treasury Services Agreement is never an asset of ours, supplied cash is not reflected on our balance sheet. At December 31, 2010, the total currency obtained from Wells Fargo under the Contract Cash Solutions Agreement pursuant to this agreement was $368.4 million. Because Wells Fargo obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we paid to Wells Fargo and Bank of America for cash usage during the year pursuant to the Contract Cash Solutions Agreement and Amended Treasury Services Agreement are reflected as interest expense in our financial statements due to the following considerations:
•	the Contract Cash Solutions Agreement and Amended Treasury Services Agreement operate in a fashion similar to a revolving line of credit, in that amounts are drawn and repaid on a daily basis;
•
the resource being procured by the Company under the terms of the Contract Cash Solutions Agreement and Amended Treasury Services Agreement is a financial resource and in the absence of such an arrangement, the Company would be required to obtain sufficient alternative financing either on balance sheet or off balance sheet in order to meet its financial obligations;

•
the fees of the Contract Cash Solutions Agreement and Amended Treasury Services Agreement are assessed on the outstanding balance during the applicable period and include a base rate which is tied to LIBOR and a margin, similar to a credit spread; and

•
the fees incurred by the Company under the Contract Cash Solutions Agreement and Amended Treasury Services Agreement are a function of both the prevailing rate of LIBOR as dictated by the capital markets and the average outstanding balance during the applicable period as previously noted. The fees do not vary with revenue or any other underlying driver of revenue such as transaction count or dollars processed as is the case with all costs classified as cost of revenue such as interchange expense, and processing fees.

The Company also includes the fees paid under the Contract Cash Solutions Agreement and Amended Treasury Services Agreement as interest in its calculation of the ratio to fixed charges in Item 15 Exhibits.
As of December 13, 2010, we rely on Wells Fargo to supply cash for substantially all of our domestic ATMs. Under the Contract Cash Solutions Agreement, Wells Fargo is not obligated to supply us with more than $400 million in cash at any given time, however, to satisfy our ATM cash supply needs, Wells Fargo has agreed to supply us with up to $50 million in excess of this limit for a calendar day up to four times per calendar year and subject to certain additional conditions and limitations. To the extent that Wells Fargo is unable to supply us with cash either to satisfy our agreement with Wells Fargo or in excess of the $400 million, due to liquidity constraints or otherwise, we would have to obtain an alternate source of cash. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.
As of December 31, 2010, we had approximately $2.8 million in standby letters of credit outstanding relating to our obligations under our amended and restated sponsorship agreement with Bank of America and relating to certain licensing requirements.
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
In November 2010, we entered into a Contract Cash Solutions Agreement with Wells Fargo to supply us with currency needed for normal operating requirements of our domestic ATMs. The maximum allowable average daily limit is $400 million, but Wells Fargo has agreed to allow us to exceed this amount by $50 million on a calendar day but not more than four times per calendar year. On December 17, 2010, we terminated the Amended Treasury Services Agreement with Bank of America, our vault cash provider for a significant portion of 2010. Under the terms of the Contract Cash Solutions Agreement and the Amended Treasury Services Agreement, we paid a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by a contractually defined cash usage rate. This cash usage rate is determined by an applicable LIBOR plus a mutual agreed upon margin. We are therefore exposed to interest rate risk to the extent that applicable LIBOR increases. On December 31, 2010, the currency supplied by Wells Fargo pursuant to the Contract Cash Solutions Agreement was $368.4 million. Based upon the average outstanding amount of currency to be supplied by during 2010, which was $337.8 million, each 1% increase in applicable LIBOR would have a $3.4 million impact on income before taxes and minority ownership loss over a 12-month period.
Our senior secured credit facilities under the Second Amended and Restated Credit Agreement bore interest at rates that can vary over time. We had the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate (equivalent to the prime rate) or based on the Eurodollar rate (equivalent to LIBOR). We have historically elected to pay interest based on the one month United States dollar LIBOR. At December 31, 2010, the weighted average interest expense, inclusive of the applicable margin of 112.5 basis points, was 1.386%. Based on the outstanding balance on the senior secured credit facility of $81.0 million on December 31, 2010, each 1% increase in the applicable LIBOR would add an additional $0.8 million of interest expense over a 12-month period. At December 31, 2010, we had $0 drawn under the revolving credit portion.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Global Cash Access Holdings, Inc.
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Global Cash Access Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Cash Access Holdings, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Las Vegas, NV
March 14, 2011

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(amounts in thousands)

	2010	2009
ASSETS

Cash and cash equivalents	$60,636	$84,768
Restricted cash and cash equivalents	455	369
Settlement receivables	10,374	11,001
Other receivables, net	15,211	24,523
Inventory	3,845	—
Prepaid and other assets	8,200	10,415
Property, equipment and leasehold improvements, net	16,648	19,419
Goodwill, net	185,110	174,354
Other intangibles, net	26,368	28,154
Deferred income taxes, net	131,547	148,764

Total assets	$458,394	$501,767

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Settlement liabilities	$59,741	$61,313
Accounts payable	28,562	28,482
Accrued expenses	17,863	16,813
Borrowings	208,750	249,750

Total liabilities	314,916	356,358

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 500,000 shares authorized and 85,006 and 83,344 shares issued and outstanding at December 31, 2010 and 2009, respectively	85	83
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at December 31, 2010 and 2009, respectively	—	—
Additional paid in capital	197,048	183,486
Retained earnings	88,796	71,302
Accumulated other comprehensive income	2,587	2,190
Treasury stock, at cost, 20,626 and 15,404 shares at December 31, 2010 and 2009, respectively	(145,038)	(111,564)

Total Global Cash Access Holdings, Inc. stockholders’ equity	143,478	145,497

Non-controlling interest	—	(88)

Total stockholders’ equity	143,478	145,409

Total liabilities and stockholders’ equity	$458,394	$501,767

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(amounts in thousands, except earnings per share amounts)

	For the Years Ended December 31,
	2010	2009	2008
REVENUES:
Cash advance	$244,139	$289,314	$326,476
ATM	314,627	325,953	289,122
Check services	28,357	38,525	42,366
Central Credit and other revenues	18,467	13,928	13,644

Total revenues	605,590	667,720	671,608

Cost of revenues (exclusive of depreciation and amortization)	(463,045)	(501,810)	(492,974)
Operating expenses	(73,720)	(76,005)	(83,962)
Depreciation and amortization	(16,195)	(17,851)	(16,026)

OPERATING INCOME	52,630	72,054	78,646
INTEREST EXPENSE, NET	(16,329)	(17,960)	(27,888)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	36,301	54,094	50,758
INCOME TAX PROVISION	(18,751)	(20,556)	(23,349)

Income from continuing operations, net of tax	17,550	33,538	27,409
Income (loss) from discontinued operations, net of tax	—	44	(3,939)

Net income	17,550	33,582	23,470

Plus: net (income) loss attributable to non-controlling interest	(56)	56	86

Net income attributable to Global Cash Access Holdings, Inc. and subsidiaries	17,494	33,638	23,556
Foreign currency translation, net of tax	397	947	(1,465)

COMPREHENSIVE INCOME	$17,891	$34,585	$22,091

Basic earnings per share:
Continuing operations	$0.27	$0.45	$0.36

Discontinued operations	$—	$—	$(0.05)

Net income	$0.27	$0.45	$0.31

Diluted earnings per share:
Continuing operations	$0.26	$0.45	$0.36

Discontinued operations	$—	$—	$(0.05)

Net income	$0.26	$0.45	$0.31

Weighted average number of common shares outstanding:
Basic	65,903	74,232	76,787

Diluted	67,272	75,356	76,796

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(amounts in thousands, except shares)

					Accumulated		Equity	Equity
	Common Stock - Series A		Additional		Other		Attributable	Attributable
	Number of		Paid in	Retained	Comprehensive		to GCA	to Non Controlling	Total
	Shares	Amount	Capital	Earnings	Income	Treasury Stock	Holdings, Inc.	Interest	Equity

BALANCE—December 31, 2007	82,981,712	$83	$163,070	$14,103	$2,708	$(41,668)	$138,296	$135	$138,431

Net income (loss)	—	—	—	23,556	—	—	23,556	(86)	23,470
Foreign currency translation	—	—	—	—	(1,465)	—	(1,465)	—	(1,465)
Share-based compensation expense	—	—	9,049	—	—	—	9,049	—	9,049
Restricted stock grants	5,500	—	—	—	—	—	—	—	—
Restricted stock cancellations	(26,083)	—	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	—	—	(8,233)	(8,233)	—	(8,233)
Restricted share vesting withholdings	—	—	—	—	—	(325)	(325)	—	(325)
Minority interest	—	—	—	—	—	—	—	(49)	(49)

BALANCE—December 31, 2008	82,961,129	$83	$172,119	$37,659	$1,243	$(50,226)	$160,878	$—	$160,878

Net income (loss)	—	—	—	33,638	—	—	33,638	(56)	33,582
Foreign currency translation	—	—	—	—	947	—	947	—	947
Share-based compensation expense	—	—	8,454	—	—	—	8,454	—	8,454
Exercise of options	432,116	—	2,913	—	—	—	2,913	—	2,913
Restricted stock cancellations	(54,200)	—	—	—	—	—	—	—	—
Restricted share accelerations	4,084	—	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	—	—	(61,159)	(61,159)	—	(61,159)
Restricted share vesting withholdings	—	—	—	—	—	(179)	(179)	—	(179)
Minority interest	—	—	—	—	—	—	—	(32)	(32)
Other	1,363	—	—	5	—	—	5	—	5

BALANCE—December 31, 2009	83,344,492	$83	$183,486	$71,302	$2,190	$(111,564)	$145,497	$(88)	$145,409

Net income	—	—	—	17,494	—	—	17,494	56	17,550
Foreign currency translation	—	—	—	—	397	—	397	—	397
Share-based compensation expense	—	—	7,935	—	—	—	7,935	—	7,935
Exercise of options	1,200,402	1	5,629	—	—	—	5,630	—	5,630
Treasury share repurchases	—	—	—	—	—	(32,675)	(32,675)	—	(32,675)
Restricted share vesting withholdings	—	—	—	—	—	(799)	(799)	—	(799)
Restricted shares vested	461,552	1	—	—	—	—	1	—	1
Minority interest	—	—	—	—	—	—	—	32	32
Other	—	—	(2)	—	—	—	(2)	—	(2)

BALANCE—December 31, 2010	85,006,446	$85	$197,048	$88,796	$2,587	$(145,038)	$143,478	$—	$143,478

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(amounts in thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,550	$33,582	$23,470
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	973	973	973
Amortization of intangibles	6,872	8,196	6,802
Depreciation	9,323	9,740	9,418
(Gain) loss on sale or disposal of assets	(366)	139	—
Provision for bad debts	5,908	7,955	17,565
Stock-based compensation	7,935	8,454	9,050
Changes in operating assets and liabilities:
Settlement receivables	1,660	9,220	16,425
Other receivables, net	2,757	(11,850)	4,281
Inventory	814	—	—
Prepaid and other assets	1,567	577	(1,400)
Deferred income taxes	17,505	19,578	20,677
Settlement liabilities	(2,655)	13,505	(30,649)
Accounts payable	(715)	(7,528)	8,393
Accrued expenses	(230)	(1,578)	(13,681)

Net cash provided by operating activities	68,898	90,963	71,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Western Money Systems acquisition, net of cash	(15,354)	—	—
Certegy Gaming Services, Inc. acquisition, net of cash	—	—	(20,783)
Cash Systems, Inc. acquisition, net of cash	—	(38)	(30,098)
Purchase of property, equipment and leasehold improvements and other intangibles	(9,051)	(7,216)	(8,819)
Changes in restricted cash and cash equivalents	(87)	19	992

Net cash used in investing activities	(24,492)	(7,235)	(58,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of senior subordinated debt	(25,000)	—	—
Borrowings under credit facility	—	—	121,000
Repayments under credit facility	(16,000)	(16,000)	(118,730)
Proceeds from exercise of stock options	5,629	2,913	—
Purchase of treasury stock	(33,474)	(61,338)	(9,487)

Net cash used in financing activities	(68,845)	(74,425)	(7,217)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$307	$(1,683)	$686

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,132)	7,620	6,085

CASH AND CASH EQUIVALENTS—Beginning of period	84,768	77,148	71,063

CASH AND CASH EQUIVALENTS—End of period	$60,636	$84,768	$77,148

			(continued)
See notes to consolidated financial statements.

	2010	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$15,922	$17,634	$29,459

Income taxes	$689	$3,795	$617

Difference in timing of treasury share purchases	$—	$—	$929

NON-CASH TRANSACTIONS:

Purchase of other intangibles	$1,500	$—	$—

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
The Company is a provider in the United States and several international jurisdictions of cash access products and data intelligence services and solutions to the gaming industry. The Company’s services and solutions provide gaming establishment patrons access to cash through a variety of methods, including automated teller machine (“ATM”) cash withdrawals, credit card cash access transactions, point-of-sale (“POS”) debit card cash access transactions, check verification and warranty services and money transfers. In addition, the Company also provides products and services that improve credit decision-making, automate cash operations and enhance patron marketing activities for gaming establishments. These services are provided to patrons at gaming establishments directly by GCA or through one of its subsidiaries.
The Company also owns and operates a credit reporting agency for the gaming industry through a wholly-owned subsidiary, Central Credit LLC (“Central Credit”), which provides credit information services and credit reporting history on gaming patrons to various gaming establishments. Central Credit operates in both international and domestic gaming markets.
In April 2008, we completed the acquisition of Certegy Gaming Services, Inc. (“CGS”), an enterprise providing cash access and check products and services to the gaming industry similar to GCA. The results of operations of CGS have been reflected in the applicable business segment financial information following this acquisition. In August 2008, we completed the acquisition of Cash Systems, Inc. (“CSI”), a provider of cash access and related services to the gaming industries similar to GCA. The results of operations of CSI have been reflected in the applicable business segment financial information following this acquisition. In May 2010, we completed the acquisition of Western Money Systems (“Western Money”), a manufacturer of redemption kiosks devices. The results of operations of Western Money have been reflected in the applicable business segment financial information following this acquisition.
We announced on February 28, 2008, that we intended to exit the Arriva Card, Inc. (“Arriva”) business. The results of operations for the Arriva line of business have been classified to discontinued operations for the six months ended June 2009, and the year ended December 31, 2008. The Company determined that as of July 1, 2009, the results of operations for the Arriva line of business were no longer material, and the results of operations for the six months ended December 31, 2009 have been classified in continuing operations.
Innovative Funds Transfer, LLC (“IFT”) formerly known as QuikPlay, LLC was a joint venture that was formed on December 6, 2000 and owned 60% by GCA and 40% by International Gaming Technology (“IGT”). IGT is one of the largest manufacturers of gaming equipment in the United States. GCA was the managing member of this entity and IFT was consolidated in the Company’s consolidated financial statements prior to April 19, 2010, at which time GCA and IGT dissolved IFT. The dissolution of IFT did not have a material impact on the consolidated financial statements of the Company.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications for non-controlling interests as per FASB guidance have been made within the consolidated financial statements of the prior years in order to conform to the current year presentation.

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
Restricted Cash and Cash Equivalents
As part of certain of our sponsorship agreements, we are required to maintain minimum deposits as collateral for any potential chargeback loss activity occurring as a result of the sponsorship arrangements. All interest received on these deposits is also recorded to restricted cash and cash equivalents. As of December 31, 2010, the total balance of restricted cash and cash equivalents was $0.5 million.
ATM Funding Agreements
The Company obtains all of the cash required to operate its ATMs through various ATM Funding Agreements more fully described in Note 3. Some gaming establishments provide the cash utilized within the ATM (“Site-Funded”). The Site-Funded receivables generated for the amount of cash dispensed from transactions performed at our ATMs are owned by GCA and GCA is liable to the gaming establishment for the face amount of the cash dispensed. In the consolidated balance sheets, the amount receivable for transactions processed on these ATM transactions is included within settlement receivables and the amount due to the gaming establishment for the face amount of dispensing transactions is included within settlement liabilities. As of December 31, 2010 and 2009, the Company operated 1,510 and 1,456 ATMs, respectively, that were Site-Funded.
For our non-Site-Funded locations, up until December 13, 2010, GCA obtained the necessary cash to service these machines through the Bank of America Amended Treasury Services Agreement (“Treasury Services Agreement”). On December 17, 2010, GCA terminated the Treasury Services Agreement with Bank of America. On November 12, 2010, GCA entered into the Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”). Under the terms of these agreements, neither the cash utilized within the ATMs nor the receivables generated for the amount of cash dispensed through transactions on the ATMs are owned or controlled by GCA. These amounts have been netted and reflected in the consolidated balance sheets. We are charged a cash usage fee for the cash used in these ATMs, which is included as interest expense in the consolidated statements of income. The Company recognizes the fees as interest expense due to the similar operational characteristics to a revolving line of credit, the fact that the fees are calculated on a financial index and the fees are paid for access to a capital resource.
Settlement Receivables and Settlement Liabilities
In the credit card cash access and POS debit card cash access transactions provided by GCA and GCA Canada, the gaming establishment is reimbursed for the cash disbursed to gaming patrons through a negotiable instrument. GCA receives reimbursement from the patron’s credit or debit card issuer for the transaction in an amount equal to the negotiable instrument issued to the gaming establishment plus the fee charged to the patron. This reimbursement is included within the settlement receivables on the consolidated balance sheets. The amount of unpaid negotiable instruments are included within settlement liabilities on the consolidated balance sheets.
Warranty Receivables
In the check services transactions provided by Central Credit, Central Credit warrants check cashing transactions performed at gaming establishments. If a gaming establishment chooses to have a check warranted, it sends a request to a check warranty service provider, asking whether it will warrant the check. The gaming establishment then pays the patron the check amount and deposits the check. If the check is dishonored by the patron’s bank, the gaming establishment invokes the warranty, and the check warranty service provider purchases the check from the gaming establishment for the full check amount and then pursues collection activities on its own. All amounts paid out to the gaming establishment related to these items result in a warranty receivable from the patron. This amount is recorded in other receivables, net on the consolidated balance sheets. On a monthly basis, Central Credit evaluates the collectability of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the consolidated statements of income. The Company writes off all warranty receivables that are older than one year in age.

A summary activity of the reserve for warranty losses for the two years ended December 31, 2010 and 2009 is as follows (amounts in thousands):

Balance, December 31, 2008	$11,115
Warranty expense provision	8,086
Charge offs against reserve	(10,606)

Balance, December 31, 2009	$8,595
Warranty expense provision	8,803
Charge offs against reserve	(10,362)

Balance, December 31, 2010	$7,036

Discontinued Operations
On February 28, 2008, the Company announced its intention to exit the Arriva business. Accordingly, the operations for Arriva have been classified as discontinued operations for the six months ended June 30, 2009 and for the 12 months ended December 31, 2008. In July 2009, it was determined that the Arriva business was no longer significant and therefore not included in discontinued operations for the second half of 2009.
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
Property, equipment and leasehold improvements are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset’s carrying value. As of December 31, 2010, the Company does not believe any of its property, equipment, or leasehold improvements are impaired.
Acquisitions
The Company accounts for business combinations in accordance with the accounting standards, which requires that the assets acquired and liabilities assumed be recorded at their estimated fair values. The Company completed its acquisition of Western Money in May 2010, in which 100 percent of the outstanding common shares of Western Money were acquired for a purchase price net of cash of $15.4 million. A final purchase price allocation has not been completed pending a determination of the fair value of intangibles. This acquisition did not have a material impact on the consolidated financial statements of the Company as of and for the year ended December 31, 2010.

The Company completed its acquisition of CGS in April 2008, in which 100 percent of the outstanding common shares of CGS were acquired for a purchase price net of cash of $20.8 million. In connection with this acquisition, the Company allocated the purchase price as follows: property and equipment of $1.6 million, intangible assets of $12.3 million, negative net working capital of $4.6 million and goodwill of $11.5 million. The Company recognized $1.7 million, $2.0 million and $1.3 million of amortization on CGS customer contracts in 2010, 2009 and 2008, respectively. The intangible assets of $12.3 million were assigned to customer contracts and are being amortized on an accelerated basis over their estimated useful lives as follows:
The following table shows the estimated annual amortization of the customer contracts (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Customer contracts	$6,584	$1,551	$1,344	$1,112	$939	$798	$840
The Company completed its acquisition of CSI in August 2008, in which 100 percent of the issued and outstanding shares of CSI were converted into the right to receive cash in the amount of $0.50 per share and provided CSI with the funds to repay all of its outstanding convertible promissory notes, for a purchase price of $30.1 million. In connection with this acquisition, the Company allocated the purchase price as follows: property and equipment of $0.8 million, intangible assets for $14.4 million, negative net working capital of $0.8 million and goodwill of $15.7 million. The Company recognized $2.1 million, $2.4 million and $1.2 million of amortization on CSI customer contracts in 2010, 2009 and 2008, respectively. The intangible assets of $13.2 million were assigned to customer contracts and are being amortized on an accelerated basis over their estimated useful lives as follows:
The following table shows the estimated annual amortization of the customer contracts (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Customer contracts	$6,278	$1,638	$1,365	$910	$728	$455	$1,182
There were no acquisitions during the year ended December 31, 2009.
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations.
The Company accounts for goodwill in accordance with FASB guidance, which addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This guidance also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company tests for impairment annually, or more often under certain circumstances. The Company does not believe that any of its goodwill is impaired as of December 31, 2010 and 2009 based upon the results of our impairment testing.
The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2010 are as follows (in thousands):

	Cash			Central Credit
	Advance	ATM	Check Services	and Other	Total

Balance as of December 31, 2008	$107,254	$35,563	$23,985	$17,127	$183,929

Goodwill adjustments	(6,359)	(2,512)	(704)	—	(9,575)

Balance as of December 31, 2009	$100,895	$33,051	$23,281	$17,127	$174,354

Goodwill acquired during the year	—	—	—	10,756	10,756

Balance as of December 31, 2010	$100,895	$33,051	$23,281	$27,883	$185,110

The changes in goodwill to the cash advance, ATM and Check Services reportable segments of $6.4 million, $2.5 million and $0.7 million, respectively, during the 12 months ended December 31, 2009 are due primarily to an adjustment to the deferred tax asset acquired at acquisition of CSI as allocated to those segments. The changes in goodwill to the Central Credit and Other reportable segment during the year ended December 31, 2010 are due primarily to the acquisition of Western Money. All goodwill has been allocated to its respective reporting units, per the table above.

In accordance with ASC 350, we test goodwill at the reporting unit level for impairment on an annual basis and between annual tests, if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
In performing the annual impairment test, we utilize the two-step approach prescribed under ASC 350. The first step requires a comparison of the carrying value of each reporting unit to its estimated fair value. To estimate the fair value of our reporting units for Step 1, we use a combination of the income approach and the market approach. The income approach is based on a discounted cash flow analysis, or DCF method. This method involves estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value, using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent budget and for years beyond the budget, our estimates are based on assumed growth rates. We believe our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital, or WACC, of market participants relative to each respective reporting unit. The market approach considers comparable market data based on multiples of revenue or earnings before taxes, depreciation and amortization, or EBITDA.
If the carrying value of a reporting unit exceeds its estimated fair value, we are required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its assets and liabilities. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying amount of goodwill, an impairment charge is recorded.
We conducted our annual impairment test for our reporting units during the fourth quarter of 2010 and no impairment was identified.
Key assumptions used in estimating fair value under the discounted cash flow approach included a discount rate of 12.5%, projected compound average revenue growth rates of 2% to 4% and terminal value growth rates of 2.0%. The discounted cash flow analyses for our segments included estimated future cash inflows from operations and estimated future cash outflows for capital expenditures.
Key assumptions used in estimating fair value under the market approach were based on observed market multiples of enterprise value to revenue and EBITDA for both comparable publicly-traded companies and recent merger and acquisition transactions involving similar companies to estimate appropriate controlling basis multiples to apply to each of the reporting units. Based on the multiples implied by this market data, we selected multiples of revenue of 0.5 to 2.3 times and multiples of EBITDA of 6.5 to 7.4 times.
The estimate of fair value requires significant judgment. We based our fair value estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic climate and the competitive environment for our business units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated growth rates are not correct, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing or earlier, if an indicator of an impairment is present before our next annual evaluation.

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
Other intangibles consist of the following as of December 31, (in thousands):

	2010	2009

Computer software	$21,008	$17,343
Patents and trademarks	10,357	10,214
Customer contracts	35,759	35,406
Non-compete agreements	400	400

	67,524	63,363
Less accumulated amortization	(41,156)	(35,209)

Total	$26,368	$28,154

Amortization expense related to these intangibles totaled approximately $6.9 million, $8.1 million and $7.2 million, for the years ended December 31, 2010, 2009 and 2008, respectively. There were disposals of fully amortized intangible assets of $0.5 million and $2.3 million in 2010 and 2009, respectively.
At December 31, 2010, the total amount of net book value of depreciable intangible assets was approximately $26.4 million. The anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in millions):

2011	$6.3
2012	5.9
2013	4.8
2014	3.1
2015	2.1
Thereafter	4.2

$26.4

The Company accounts for the costs related to computer software developed or obtained for internal use in accordance with FASB guidance, which establishes that computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Costs incurred in the application development phase and any upgrades and enhancements that modify the existing software and result in additional functionality are capitalized and amortized over their useful lives, generally not to exceed three years. These costs consist of outside professional fees related to the development of our systems. The Company capitalized $0.1 million, $1.1 million and $0.2 million, of development costs for the years ended December 31, 2010, 2009 and 2008, respectively.
Chargebacks
The Company has established an allowance for chargebacks on credit and debit card cash access transactions based upon past experience with losses arising from disputed charges by customers. Management periodically reviews the recorded balance to ensure the recorded amount adequately covers the expected losses to be incurred from disputed charges. The recorded allowance for chargebacks is included within accrued expenses on the consolidated balance sheets and had a balance of $0.1 million and $0.1 million as of December 31, 2010 and 2009, respectively. The Company expensed $0.3 million, $0.1 million and $0.3 million in chargeback losses on credit and debit card cash access transactions for the years ended December 31, 2010, 2009 and 2008, respectively.

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

	Fair Value	Carrying Value	Level (1)
December 31, 2010:
Senior secured credit facility	$81,000	$81,000	2
Senior subordinated notes	$128,229	$127,750	1

December 31, 2009:
Senior secured credit facility	$97,000	$97,000	2
Senior subordinated notes	$153,132	$152,750	1

(1)
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

Inventory
Inventory, which consists of finished goods such as redemption kiosk devices, work-in-progress and raw materials, is stated at lower of cost or market. The cost of inventory includes cost of materials, labor, overhead and freight. Inventory is accounted for using the average cost method. Inventory as of December 31, 2010 and 2009 was $3.9 million and $0, respectively. All inventory was acquired as part of the Western Money acquisition in May 2010.
Revenue Recognition
The Company recognizes revenue when evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. The Company evaluates its revenue streams for proper timing of revenue recognition.
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
Western Money derives substantially all of its revenue from the sale of cash access devices such as jackpot and ATM enabled redemption kiosks and derives the balance of its revenue from the provision of certain professional services, software licensing, and certain other ancillary fees associated with the sale of, installation and operation of those devices. Revenue is recognized as products are delivered and or services are performed.
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
Advertising Costs
The Company expenses advertising costs as incurred. Total advertising expense, included in operating expenses in the consolidated statements of income, was $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
Use of Estimates
The Company has made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. The actual results may differ from these estimates. The significant accounting estimates incorporated into the Company’s consolidated financial statements include:
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

	2010	2009	2008
Weighted average number of common shares outstanding — basic (1)	65,903	74,232	76,787
Potential dilution from equity grants (2)(3)	1,369	1,124	9

Weighted average number of common shares outstanding — diluted	67,272	75,356	76,796

(1)
Included in the calculation of weighted average common shares outstanding — basic are 407 and 614 of unvested shares of restricted common stock of Holdings granted in share-based payment transactions for the years ended December 31, 2010 and 2009, respectively, that are participating securities because such shares have voting rights as well as the right to participate in dividend distributions made by the Company to its common shareholders.

(2)
The potential dilution excludes the weighted average effect of stock options to acquire 1,034, 7,786 and 7,640, shares of common stock of Holdings for the years ended December 31, 2010, 2009 and 2008, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

(3)
The potential dilution excludes the weighted average effect of shares of time-based shares of restricted common stock of Holdings of 335, 1,476 and 199,686 shares for the years ended December 31, 2010, 2009 and 2008, respectively, as the application of the treasury stock method makes them anti-dilutive.

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
The estimated per share weighted-average fair value of stock options granted during 2010, 2009 and 2008 was $4.24, $1.38 and $3.24, respectively.
We have estimated the fair value of options granted at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the years ended December 31,:

	2010	2009	2008
Risk-free interest rate	2.5%	2.0%	2.9%
Expected life of options (in years)	6.3	6.3	6.3
Expected volatility	60.1%	57.5%	46.3%
Expected dividend yield	0.0%	0.0%	0.0%
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility for options granted in 2010 was based upon our historical volatility. The expected dividend yield is based on the Company’s historical practice of not paying dividends.
Stock-based compensation related to time-based restricted shares is calculated based on the closing market price of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid, if any, on the Company’s common stock prior to vesting of the restricted stock.

Recently Issued Accounting Pronouncements
In January 2010, The FASB, Financial Accounting Standards Board, issued an update to the Fair Value Measurements and Disclosures topic as reflected in the Codification. This update adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This guidance is effective for the Company beginning December 15, 2009 for most disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures.
3. ATM FUNDING AGREEMENTS
Bank of America Treasury Services Agreement
On December 19, 2007, GCA entered into the Treasury Services Agreement that allowed for the Company to utilize up to $360 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for the Company’s ATMs. For use of these funds, the Company paid Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus a contractually defined margin.
Wells Fargo Contract Cash Solutions Agreement
On November 12, 2010, the Company executed the Contract Cash Solutions Agreement with Wells Fargo for a pilot period which began on November 18, 2010, and expired on December 13, 2010. Upon expiration of the pilot period of the Contract Cash Solutions Agreement, full transition of vault cash services from Bank of America to Wells Fargo occurred, and on December 17, 2010, the Company terminated the Treasury Services Agreement with Bank of America.
The Contract Cash Solutions Agreement allows for the Company to utilize up to $400 million in funds owned by Wells Fargo to provide the currency needed for normal operating requirements for the Company’s ATMs. For the use of these funds, the Company pays Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate.
The Company recognized the fees that it paid to Bank of America and Wells Fargo for cash usage pursuant to the Treasury Services Agreement and Contract Cash Solutions Agreement, respectively, which are reflected as interest expense in our financial statements for the following reasons:
•	the Treasury Services Agreement and Contract Cash Solutions Agreement operate in a fashion similar to a revolving line of credit in that amounts are drawn and repaid on a daily basis;
•
the resource being procured by the Company under the terms of the Treasury Services Agreement and Contract Cash Solutions Agreement are a financial resource and in the absence of such an arrangement, the Company would be required to obtain sufficient alternative financing either on balance sheet or off balance sheet in order to meet its financial obligations;

•
the fees of the Treasury Services Agreement and Contract Cash Solutions Agreement are assessed on the outstanding balances during the applicable period and include a base rate which is tied to LIBOR and a margin; and

•
the fees incurred by the Company under the Treasury Services Agreement and Contract Cash Solutions Agreement are a function of both the prevailing rate of LIBOR as dictated by the capital markets and the average outstanding balance during the applicable period as previously noted. The fees do not vary with revenue or any other underlying driver of revenue such as transaction count or dollars processed as is the case with all costs classified as cost of revenue such as interchange expense and processing fees.

Pursuant to the Contract Cash Solutions Agreement, the limit on the maximum allowable currency is $400 million. Wells Fargo has agreed to supply the Company with up to $50 million in excess of this limit for a calendar day up to four times per calendar year and subject to certain additional conditions and limitations.
At December 31, 2010 and 2009, the outstanding balance of ATM cash utilized by GCA from Wells Fargo and Bank of America was $368.4 million and $428.3 million, respectively. For the years ended December 31, 2010, 2009 and 2008, the cash usage fees incurred by the Company were $1.8 million, $2.1 million and $9.3 million, respectively. The cash usage fee is included within interest expense on the Company’s consolidated statements of income.
The Company is responsible for any losses of cash in the ATMs under its agreements with Bank of America and Wells Fargo. The Company is self insured related to this risk. For the years ended December 31, 2010, 2009, and 2008, the Company has incurred no material losses related to this self insurance.
Site-Funded ATMs
The Company operates ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities in the accompanying consolidated balance sheets and was $28.6 million and $37.3 million as of December 31, 2010 and 2009, respectively. The Company operated 1,510 and 1,456 Site-Funded ATMs, as of December 31, 2010 and 2009, respectively.
4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Property, equipment and leasehold improvements consist of the following as of December 31, (in thousands):

	Useful Life	2010	2009

ATM equipment	5	$66,200	$62,546
Cash advance equipment	3	6,528	6,657
Office, computer and other equipment	3	6,253	5,305
Leasehold and building improvements	lease term	2,747	2,678

		81,728	77,186
Less accumulated depreciation		(65,080)	(57,767)

Total		$16,648	$19,419

5. BENEFIT PLANS
Defined Contribution Plan
The Company has a retirement savings plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering its employees. The 401(k) Plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, the Company matches a percentage of these employee contributions. Expenses related to the matching portion of the contributions to the 401(k) plan were $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
As of December 31, 2010, the Company had reserved 16,248,120 shares of common stock for the grant of stock options and other equity incentive awards under the 2005 Plan. On the first business day of each fiscal year beginning with the fiscal year commencing on January 1, 2006, annual increases will be added to the 2005 Plan equal to the lesser of: 3,800,000 shares, 3% of all outstanding shares of our common stock immediately prior to such increase, or a lesser amount determined by our Board of Directors.
A summary of award activity under the Company’s 2005 Plan as of December 31, 2010 and changes during the three years then ended are as follows:

	Weighted Average			Equity Awards
	Exercise Price	Stock Options	Restricted Stock	Available for
	(Per Share)	Granted	Granted	Grant

Balance outstanding — December 31, 2007	$13.21	4,283,156	396,784	3,173,799

Additional authorized shares	N/A	—	—	2,493,570
Granted	$6.66	4,531,500	5,500	(4,537,000)
Exercised	$16.34	—	(185,950)	—
Forfeited or canceled	$13.16	(1,819,164)	(26,083)	1,845,247

Balance outstanding — December 31, 2008	$8.93	6,995,492	190,251	2,975,616

Additional authorized shares	N/A	—	—	2,488,819
Granted	$2.47	2,981,500	1,047,875	(4,029,375)
Exercised	$6.75	(432,116)	(142,170)	—
Forfeited or canceled	$6.52	(683,043)	(54,200)	737,243

Balance outstanding — December 31, 2009	$6.98	8,861,833	1,041,756	2,172,303

Additional authorized shares	N/A	—	—	2,500,334
Granted	$7.24	1,790,690	—	(1,790,690)
Exercised	$4.69	(1,200,402)	(461,552)	—
Forfeited or canceled	$5.50	(696,011)	(99,154)	795,165

Balance outstanding — December 31, 2010	$7.50	8,756,110	481,050	3,677,112

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

In February 2008, under the 2005 plan, our Board of Directors approved the grant of options to issue 4.1 million shares of common stock to existing employees, newly hired employees and certain non-employee members of the Company’s Board of Directors. These shares vest over a four-year period. The estimated total fair value of the awards at the date of grant was $12.2 million. In February 2009, our Board of Directors approved the grant of options to issue 2.8 million shares of common stock to existing employees, newly hired employees and certain non-employee members of the Company’s Board of Directors. These shares vest over a four-year period. The estimated total fair value of the awards at the date of grant was $4.1 million. In February 2010, our Board of Directors approved the grant of options to issue 1.4 million shares of common stock to existing employees, newly hired employees and certain non-employee members of the Company’s Board of Directors. These shares vest over a four-year period. The estimated total fair value of the awards at the date of the grant was $6.4 million.
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
The following tables summarize additional information regarding the options that have been granted under the 2005 Plan and the option grant to our former Chief Financial Officer upon commencement of his employment in 2004:

		Weighted Avg.	Weighted
	Number of	Exercise Price	Average Life	Aggregate
	Common Shares	(Per Share)	Remaining	Intrinsic Value
				(in thousands)

Balance outstanding — December 31, 2008	6,833,325	$8.90	8.5 years	$—

Granted	2,981,500	—
Exercised	(432,116)	—
Cancelled or forfeited	(520,876)	—

Balance outstanding — December 31, 2009	8,861,833	$6.98	8.0 years	$15,763

Granted	1,790,690	—
Exercised	(1,200,402)	—
Cancelled or forfeited	(696,011)	—

Balance outstanding — December 31, 2010	8,756,110	$7.50	7.3 years	$2,336

Balance exercisable — December 31, 2010	4,683,145	$9.02	6.5 years	$818

Balance expected to be exercised	4,355,062	$8.93	6.5 years	$769

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contract	Exercise	Number	Exercise
Prices	Outstanding	Life	Prices	Exercisable	Price
$0.00 – $5.99	2,354,678	8.3 years	$2.70	831,386	$2.93
$6.00 – $8.99	3,937,434	7.9 years	$7.17	1,604,430	$6.81
$9.00 – $12.99	1,000,000	6.8 years	$9.99	791,666	$9.99
$13.00 – $13.99	1,012,331	4.1 years	$13.98	1,012,330	$13.98
$14.00 – $14.99	160,000	5.4 years	$14.22	151,666	$14.20
$15.00 – $15.99	151,667	5.5 years	$15.22	151,667	$15.22
$16.00 – $18.99	140,000	5.7 years	$16.77	140,000	$16.77

	8,756,110			4,683,145

The weighted-average grant-date fair value per share of the options granted during the years ended December 31, 2010, 2009 and 2008 was $4.24, $1.38 and $3.24, respectively.
During the year ended December 31, 2010, we recorded $6.3 million in non-cash compensation expense related to options granted that are expected to vest. As of December 31, 2010, there was $10.8 million in unrecognized compensation expense related to options expected to vest. That cost is expected to be recognized on a straight-line basis over a weighted average period of 1.2 years.
During the year ended December 31, 2009, we received $2.9 million in cash from the exercise of 432,116 options. During the year ended December 31, 2009, we recorded $6.1 million in non-cash compensation expense related to options granted that are expected to vest.
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

A summary of non-vested share awards for the Company’s time-based restricted shares as of December 31, 2010 and changes during the two years then ended are as follows:

		Weighted
	Shares	Average Grant	Aggregate Fair
	Outstanding	Date Fair Value	Value
			(in thousands)

Balance — December 31, 2008	190,251	$15.68	$2,983

Granted	1,047,875	2.20	$2,305
Vested	(142,170)	12.14	$(1,726)
Forfeited	(54,200)	5.69	$(308)

Balance — December 31, 2009	1,041,756	$3.12	$3,254

Granted	—	—	$—
Vested	(461,552)	3.88	$(1,793)
Forfeited	(99,154)	2.72	$(269)

Balance — December 31, 2010	481,050	$2.55	$1,227

During the years ended December 31, 2010, 2009 and 2008, we recorded $1.6 million, $2.4 million and $1.9 million in non-cash compensation expense, respectively, related to the restricted stock granted that is expected to vest. As of December 31, 2010, there was $1.3 million in unrecognized compensation expense related to time-based restricted shares expected to vest. That cost is expected to be recognized on a straight-line basis over a weighted average period of 1.1 years.
6. COMMITMENTS AND CONTINGENCIES
Lease Obligations
The Company leases office facilities and operating equipment under cancelable and non-cancelable agreements. Total rent expense was approximately $0.9 million, $0.6 million, $0.6 million, for the years ended December 31, 2010, 2009 and 2008, respectively.
At December 31, 2010, the minimum aggregate rental commitment under all non-cancelable operating leases for the years then ending was (in thousands):

2011	$809
2012	634
2013	437
2014	407
2015	180
Thereafter	255

Total	$2,722

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
In December 2007, the Company’s claim award was affirmed by the court. We engaged a third party to assist us in the preparation of the claim and collection of any award due to us in this action. For this service we agreed to a collection fee that would be deducted from any amounts received. The Company received $0.4 million, $2.8 million and $0.4 million, which it recognized as a reduction to operating expenses in the accompanying consolidated statements of income for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the Company does not expect any additional payments against this claim.
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
Litigation Claims and Assessments
On March 22, 2010, an action was commenced by Sightline Payments, LLC in the United States District Court, District of Nevada, against Holdings and GCA. The complaint alleges antitrust violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act. The plaintiff seeks damages in the amount of $300 million and that such damages be trebled. On August 9, 2010, the District Court issued an Order and Judgment granting the Company’s motion to dismiss this action. On August 13, 2010, Sightline Payments, LLC filed a Notice of Appeal of the Order and Judgment granting the Company’s Motion to Dismiss and this appeal remains pending. The Company maintains insurance that will provide for reimbursement of certain of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action. On April 16, 2010, the Company commenced an action in the District Court of Nevada, Clark County, against the three current principals of Sightline Payments, LLC, all of whom are former executives of the Company. The Company alleges misappropriation of trade secrets, breach of contract, breach of duty of good faith and fair dealing and seeks damages and declaratory and injunctive relief. The Company has received a temporary restraining order barring the defendants in this action from making any continued disclosure of the Company’s proprietary and confidential information.
On July 7, 2010, an action was commenced by Automated Systems America, Inc. in the United States District Court, Central District of California, against Holdings, GCA and certain current employees of GCA. The complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of certain patents owned by the Company and alleges antitrust violations of Section 2 of the Sherman Act, unfair competition violations under the Lanham Act and tortuous interference and defamation per se. The plaintiff seeks damages in excess of $2 million, punitive damages, and a trebling of damages associated with the allegations under Section 2 of the Sherman Act. On March 3, 2011, the Company filed a motion to dismiss this action. The Company maintains insurance that may provide for reimbursement of some of the expenses associated with this action. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action.

Commitments
TSYS Acquiring Solutions, Inc. (“TSYS”) Processing Commitments. The Company obtains transaction processing services for Electronic Payment Processing from TSYS. Under terms of this agreement, GCA is obligated to pay TSYS monthly processing and hosting fees during the term of this Agreement which expires in June 2013.
7. BORROWINGS
Senior Secured Credit Facility
On November 1, 2006, GCA and Holdings entered into the Second Amended and Restated Credit Agreement with certain lenders, Bank of America, N.A., as Administrative Agent and Wachovia Bank, N.A., as Syndication Agent.
The Second Amended and Restated Credit Agreement significantly amended and restated the terms of GCA’s existing senior secured credit facilities to provide for a $100.0 million term loan facility and a $100.0 million five-year revolving credit facility, with a $25.0 million letter of credit sublimit and a $5.0 million swingline loan sublimit. The Second Amended and Restated Credit Agreement also contained an increase option permitting GCA to arrange with existing lenders and/or new lenders to provide up to an aggregate of $150.0 million in additional term loan or revolving credit commitments.
Borrowings under the Second Amended and Restated Credit Agreement bore interest at LIBOR plus an applicable margin, which is based on the Company’s Senior Leverage Ratio (as defined under the Second Amended and Restated Credit Agreement). At December 31, 2010 and 2009, the applicable margin was 112.5 and 87.5 basis points, respectively, and the effective rate of interest was 1.39% and 1.11%, respectively. Principal, together with accrued and unpaid interest, was due on the maturity date, November 1, 2011. GCA had the ability to prepay the loans and terminate the commitments at any time, without premium or penalty, subject to certain qualifications set forth in the agreement. Furthermore, the Second Amended and Restated Credit Agreement contained mandatory prepayment provisions which, under certain circumstances, obligate GCA to apply portions of its Excess Cash Flow (as defined under the Second Amended and Restated Credit Agreement) to prepayment of the senior secured credit facilities.
As of December 31, 2010, the scheduled quarterly amortization payments on the term loan portion of the Second Amended and Restated Credit Agreement were $250,000 through September 30, 2010. In December 2010, the Company repaid $15.3 million of the term loan thereby reducing the balance on this financial instrument to $81.0 million with the remaining balance of the term loan and any outstanding amounts under the revolving credit loans due to be repaid on November 1, 2011.
Pursuant to the Second Amended and Restated Credit Agreement, the senior secured credit facility was secured by substantially all of the assets of GCA and GCA’s wholly-owned domestic subsidiaries other than Arriva, and was guaranteed by the Company and all of GCA’s wholly-owned domestic subsidiaries other than Arriva.
The Second Amended and Restated Credit Agreement contained customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults, which are subject to important exceptions and qualifications, as set forth in the Second Amended and Restated Credit Agreement. Additionally, there was a covenant related to maximum allowable capital expenditures. The Company believes it was in compliance with all of its debt covenants that were applicable as of December 31, 2010.
As of December 31, 2010 and 2009, the Company had $81.0 million and $97.0 million, respectively, in borrowings under the term loan and $0 under the revolving portion. As of December 31, 2010 and 2009, the Company had $2.8 million and $4.1 million, respectively, in letters of credit issued and outstanding. The letters of credits issued and outstanding reduce amounts available under the revolving portion of the Second Amended and Restated Credit Agreement.
On March 1, 2011, the Company refinanced all of its indebtedness under the New Senior Credit Facility (See Note 12— Subsequent Events.)

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
As of December 31, 2010 and 2009, the Company had $127.8 million and $152.8 million in borrowings outstanding under the Notes Offering. At December 31, 2010, we believe that we were in compliance with all of our covenants under the Notes Offering.
On March 1, 2011, the Company defeased our obligations under the Senior Subordinated Notes (See Note 12— Subsequent Events.)
Minimum Aggregate Repayment Schedule
At December 31, 2010, the minimum aggregate repayment (excluding excess cash flow payments) for all borrowings for the years then ending was (in thousands):

2011	$81,000
2012	127,750
2013	—
2014	—
2015	—
Thereafter	—

Total	$208,750

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

Preferred Stock. The Company’s amended and restated certificate of incorporation allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2010, we had no shares of preferred stock outstanding.
Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of December 31, 2010, we had 85,006,446 shares of common stock issued and outstanding.
Common Stock Repurchase Program. On February 23, 2010, the Company’s Board of Directors authorized the repurchase pursuant to Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, of up to an additional $25.0 million worth of the Company’s outstanding common stock, subject to the compliance with such contractual limitations on such repurchases under the Company’s financing agreements in effect from time to time, including but not limited to those relating to the Company’s senior secured indebtedness and senior subordinated notes. For the year ended December 31, 2010, The Company repurchased 2.0 million of its shares of common stock pursuant to this repurchase authorization for an aggregate purchase price of $7.7 million.
On April 8, 2010, the Company repurchased in a privately negotiated transaction 3,105,590 shares of its outstanding common stock from various entities affiliated with Summit Partners, L.P. for an aggregate purchase price of $25.0 million at a purchase price of $8.05 per share of common stock. Charles J. Fitzgerald is a managing partner of Summit Partners, L.P. and until his term expired on April 29, 2010, was a member of the Company’s Board of Directors. The Company funded this repurchase with cash on hand. This repurchase was made pursuant to a new authorization by the Board of Directors of the Company in March 2010, separate from the $25.0 million share repurchase program previously made on February 23, 2010.
Treasury Stock. In addition to open market purchases of common stock authorized under the Common Stock Repurchase Program, employees may direct the Company to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. For the year ended December 31, 2010, the Company repurchased or withheld from restricted stock awards 116,750 shares of common stock at an aggregate purchase price of $0.8 million to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

The following table provides the treasury stock activity occurring in 2010 (number of shares and cost in thousands):

	Total Number of	Average Price per	Cost of Shares
	Shares Purchased	Share Purchased	Purchased
	or Withheld	or Withheld	or Withheld
Balance, December 31, 2009	15,404	$7.24	$111,564

Shares purchased	5,106	6.40	32,675

Shares withheld from restricted stock vesting	117	6.84	799

Balance, December 31, 2010	20,627	$7.03	$145,038

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
Prior to obtaining processing services from TSYS, the Company obtained processing services, pursuant to the Amended and Restated Agreement for Electronic Payment Processing from USA Payments and USA Payment Systems (together “USAP”), a company controlled by Messrs. Maskatiya and Cucinotta. On January 5, 2009, the Company commenced an action in the State of Nevada District Court, Clark County against USAP in connection with various disputes relating to the Amended and Restated Agreement for Electronic Payment Processing. In October 2009, USAP paid the Company $1.8 million pursuant to an executed settlement agreement and agreed to the settlement of all claims and matters between the parties.
On April 8, 2010, the Company repurchased in a privately negotiated transaction 3,105,590 shares of its outstanding common stock from various entities affiliated with Summit Partners, L.P. for an aggregate purchase price of $25.0 million at a purchase price of $8.05 per share of common stock. Charles J. Fitzgerald is a managing partner of Summit Partners, L.P. and until his term expired on April 29, 2010, was a member of the Company’s Board of Directors. The Company funded this repurchase with cash on hand. This repurchase was made pursuant to a new authorization by the Board of Directors of the Company in March 2010, separate from the $25.0 million share repurchase program previously made on February 23, 2010.
Messrs. Maskatiya and Cucinotta previously controlled and may still control or own all or a portion, directly or indirectly, MCA Processing LLC, an assembler and distributor of redemption devices. From time to time in the past, GCA had procured those devices from MCA Processing, LLC, for usage by or sale to its customers.
Michael Rumbolz, who serves as a member of our Board of Directors, also serves as a member of the board of directors of Herbst Gaming, LLC (“Herbst”). The Company provides various cash access products and services to Herbst. Mr. Rumbolz receives both cash and equity compensation from Herbst in consideration for serving on the board of directors of Herbst, however, none of this consideration is tied in any manner to the Company’s performance or obligations under its cash access agreements with Herbst. In addition, Mr. Rumbolz was not involved in the negotiation of the Company’s cash access agreements with Herbst.

The following table represents the transactions with related parties for the years ended December 31, (amounts in thousands):

Description of Transaction	2010	2009	2008

Summit Partners, L.P.

Repurchase of 3,105,590 shares of common stock pursuant to the authorization by the Board of Directors in March 2010	$25,000	$—	$—

Infonox on the Web:

Software development costs and maintenance expense	—	—	3,536

USA Payments & USA Payments Systems:

Transaction processing charges included in cost of revenues (exclusive of depreciation and amortization) and operating expenses	—	3,140	3,171

Pass through billing related to gateway fees, telecom and other items included in cost of revenues (exclusive of depreciation and amortization) and operating expenses	—	728	1,185

Sublease income earned for leasing out corporate office space for backup servers	—	—	(20)

MCA Processing LLC:

Equipment purchases	—	—	710
The following table details the amounts receivable from or (liabilities to) these related parties that are recorded as part of other receivables, net, accounts payable or accrued expenses in the consolidated balance sheets as of December 31, (amounts in thousands):

Description of Transaction	2010	2009	2008

M&C International and related companies	$—	$—	$(1)

Total included within receivables, other	$—	$—	$(1)

USA Payment Systems	$—	$—	$(212)
Infonox on the Web	—	—	(447)

Total included within accounts payable and accrued expenses	$—	$—	$(659)

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
The income tax provision (benefit) attributable to continuing operations and discontinued operations for the years ended December 31, is as follows (amounts in thousands):

	2010	2009	2008

Continuing Operations	$18,751	$20,556	$23,349
Discontinued Operations	—	25	(2,214)

	$18,751	$20,581	$21,135

The following table presents the domestic and foreign components of pretax income and recorded income tax expense attributable to continuing operations for the years ended December 31, (amounts are in thousands):

	2010	2009	2008
Components of pretax income:
Domestic	$35,838	$53,717	$49,043
Foreign	463	377	1,715

Consolidated	$36,301	$54,094	$50,758

Provision (benefit) for income taxes:
Domestic	$17,680	$20,616	$22,978
Foreign	1,040	(29)	420

Consolidated	$18,720	$20,587	$23,398

Income tax provision (benefit) from minority ownership loss	31	(31)	(49)

Provision for income taxes, as reported	$18,751	$20,556	$23,349

The Company’s income tax provision attributable to income from continuing operations before income taxes consists of the following components as of December 31, (amounts in thousands):

	2010	2009	2008

Current	$1,283	$1,001	$437
Deferred	17,468	19,555	22,912

Total provision for income taxes	$18,751	$20,556	$23,349

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate for the years ended December 31, is as follows:

	2010	2009	2008
Effect of:
Federal statutory rate	35.0%	35.0%	35.0%
Foreign provision	(0.1)	(0.3)	(0.4)
State/Province income tax	1.7	2.6	1.3
Non-deductible compensation cost	2.4	1.9	10.5
Change in valuation allowance	(4.1)	1.0	(0.7)
Foreign dividends and IRC Sec. 956 inclusions, net of foreign tax deduction	14.7	—	—
Non-deductible expenses and other items	2.1	0.1	0.3
Adjustment to carrying value	—	(2.3)	—

Effective tax rate	51.7%	38.0%	46.0%

The following table outlines the principal components of deferred tax items at December 31, (amounts in thousands):

	2010	2009	2008
Deferred tax assets related to:
Property, equipment and leasehold improvements	$235	$614	$49
Accounts receivable allowances	6,675	7,421	5,786
Foreign tax credits	—	4,297	4,297
Net operating losses	16,576	11,370	2,492
Stock options FAS 123(R) expense	4,768	3,912	2,374
Intangibles	102,598	121,710	142,394
Accrued and prepaid expenses	300	586	—
Other	734	472	315
Valuation allowance	—	(1,475)	(949)

Total deferred income tax assets	131,886	148,907	156,758

Deferred tax liabilities related to:
Accrued and prepaid expenses	—	—	87
Other	339	143	157

Total deferred income tax liabilities	339	143	244

Deferred income taxes, net	$131,547	$148,764	$156,514

During 2010 GCA, Inc. received a one-time dividend of $3.5 million from GCA Canada. The Company also intends to repatriate $1.4 million from Global Cash Access Switzerland A.G. (“GCA Switzerland”) in 2011. For all of our investments in foreign subsidiaries, except for GCA (Macau), S.A. (“GCA Macau”) and the aforementioned one-time repatriation events, deferred taxes have not been provided on unrepatriated foreign earnings. Unrepatriated earnings as of December 31, 2010, are approximately $3.6 million. These earnings are considered permanently reinvested, as it is management’s intention to reinvest foreign earnings in foreign operations. The Company projects that it will have sufficient cash flow in the U.S. and does not need to repatriate these foreign earnings to finance U.S. operations.
As a result of certain realization requirements under the FASB guidance on share-based payments (revised 2004), the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2010, 2009 and 2008 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $1.6 million if and when such deferred tax assets are ultimately realized. The Company uses the FASB guidance on income taxes ordering for purposes of determining when excess tax benefits have been realized.

As of December 31, 2010, the Company had a deferred tax asset recorded on the balance sheet of approximately $4.3 million related to foreign tax credits. Foreign tax credits can be carried forward to offset future U.S. taxable income subject to certain limitations for a period of 10 years. Approximately $0.6 million, $1.2 million, $1.0 million, $0.9 million and $0.7 million will expire in 2013, 2014, 2015, 2016 and 2017, respectively based on the years the foreign taxes were paid. As of December 31, 2010, the Company had a valuation allowance related to the foreign tax credit deferred tax asset of $1.5 million for the expected expiration of a portion of the foreign tax credit carryforwards, due to the uncertainty of future foreign source taxable income. In making such determination, we considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, projected future foreign source income, tax planning strategies and recent financial operations. These assumptions required significant judgment about the forecasts of future taxable and foreign source income. As of December 31, 2010, the Company re-evaluated the future ability to realize the foreign tax credit deferred tax asset based on future taxable and foreign source income. Based on this analysis, the Company believes there is insufficient evidence that the Company will utilize the foreign tax credit deferred tax asset. Accordingly, the Company is electing to deduct foreign taxes and is reversing the $4.3 million deferred tax asset and associated $1.5 million valuation allowance. This change in position relating to foreign tax credits increases the current tax provision by approximately $1.7 million.
As of December 31, 2010, the Company also has foreign tax credits available of approximately $2.6 million related to the Canadian and Swiss repatriations. Due to the uncertainty of future foreign source and taxable income, the Company is also electing to deduct these foreign taxes.
As of December 31, 2010, the Company has approximately $49.9 million accumulated federal net operating losses, inclusive of the increase in net operating loss attributable to deducting foreign taxes. The net operating losses can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2022.
As of December 31, 2010, we had a net deferred income tax asset of $131.5 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for financial accounting purposes. They are amortized over 15 years for tax purposes, using the Company’s current earnings, this results in annual pretax income being approximately $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.4%, this results in tax payments being a maximum of approximately $19.0 million less than the provision for income taxes shown on the income statement for financial accounting purposes. Given the Company’s current estimates, this is an expected aggregate of $158.6 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. These deferred tax assets may be subject to certain limitations. We believe that it is more likely than not that we will be able to utilize our deferred tax asset. However, the utilization of this tax asset is subject to many factors beyond our control including our earnings, a change of control of the Company and future estimations of earnings.
As of December 31, 2009, the Company has provided a liability for $0.4 million of unrecognized tax benefits related to depreciation and restricted stock options associated with the initial accounting for the CSI acquisition. The recognition of this amount would not impact the Company’s effective tax rate, if recognized. As we have legacy CSI net operating loss (“NOL”) carry forwards that are required to be applied against any taxable income, the liability associated with these uncertain tax positions has been offset against the NOL carry forwards. We have not accrued any interest or penalties related to the unrecognized tax benefits. The Company anticipates that the total amount of its unrecognized tax benefits will be reduced by $0.2 million during the next twelve months.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2010, the Company’s tax years for 2007 through 2010 are subject to examination by the tax authorities. The company is currently under examination by the states of California for 2007 and 2008, and New York for 2007 through 2009. With few exceptions, as of December 31, 2010, the Company is no longer subject to U.S. federal, state, local or foreign examination by tax authorities for years before 2007. Tax year 2006 was open as of December 31, 2009.

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
Major customers — For the years ended December 31, 2010, 2009 and 2008, the combined revenues from all segments for our largest customer, Harrah’s Operating Company, Inc. and its subsidiaries and affiliates was approximately $79.6 million, $92.8 million and $107.9 million, respectively, representing 13.3%, 14.1% and 16.1%, respectively, of the Company’s total consolidated revenues. In July 2010, Harrah’s announced its intention not to renew its agreements with us for the provision of cash access services with the Company, which expired in November 2010. Our five largest customers accounted for approximately 34.6%, 34.4% and 34.2% of our total revenue in 2010, 2009 and 2008, respectively. No other single customer accounted for more than 10% of our total revenue in 2010, 2009 and 2008.
The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

The tables below present the results of operations and total assets by operating segment as of, and for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	Cash		Check
	Advance	ATM	Services	Other	Corporate	Total
December 31, 2010:

Revenues	$244,139	$314,627	$28,357	$18,467	$—	$605,590
Operating income	49,130	41,782	15,595	11,922	(65,798)	52,631

December 31, 2009:

Revenues	$289,314	$325,953	$38,525	$13,928	$—	$667,720
Operating income	63,323	43,854	21,564	11,406	(68,093)	72,054

December 31, 2008:

Revenues	$326,476	$289,122	$42,366	$13,644	$—	$671,608
Operating income	74,684	45,550	18,594	11,078	(71,260)	78,646

	December 31,	December 31,
Total Assets	2010	2009

Cash advance	$138,631	$134,439
ATM	52,424	89,100
Check services	33,816	47,136
Other	38,003	35,575
Corporate	195,520	195,517

Total assets	$458,394	$501,767

12. SUBSEQUENT EVENTS
Debt Refinancing
On March 1, 2011, GCA, together with its sole stockholder, Holdings entered into a Credit Agreement (“the Credit Agreement”) with certain lenders, Deutsche Bank Trust Company Americas., as Administrative Agent and Wells Fargo Securities, LLC., as Syndication Agent. The New Senior Credit Facility established under the Credit Agreement provides for a $210.0 million term loan facility and a $35.0 million revolving credit facility. The revolving credit facility includes provisions for the issuance of up to $10.0 million of letters of credit and up to $5.0 million in swingline loans. The Credit Agreement also contains an increase option permitting GCA to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $50.0 million in additional term loan commitments. All $210 million of available borrowings under the term loan facility were borrowed concurrent with the establishment of the New Senior Credit Facility. Once repaid, no amounts under the term loan facility may be reborrowed. In addition, $4 million of available borrowings under the revolving credit facility were borrowed concurrent with the establishment of the New Senior Credit Facility. Once repaid, amounts under the revolving credit facility may be reborrowed.
The term loan requires principal repayments of one quarter of 1% of the aggregate initial principal amount of the term loans, or $525,000 per quarter as well as annual mandatory prepayment provisions based on an excess cash flow sweep equal to a fixed percentage of excess cash flow (as defined in the Credit Agreement). The remaining principal is due on the maturity date, March 1, 2016. GCA may prepay the loans and terminate the commitments at any time after the first year, without premium or penalty, subject to certain qualifications set forth in the Credit Agreement. Furthermore, the Credit Agreement contains mandatory prepayment provisions which, under certain circumstances, such as asset or equity sales, obligate GCA to apply defined portions of its cash flow to prepayment of the New Senior Credit Facility.

Borrowings under the New Senior Credit Facility bear interest at either (x) a specified base rate plus a 4.50% margin, or (y) LIBOR plus a 5.5% margin. The base rate minimum is 2.50% and the LIBOR minimum is 1.50%. Interest in respect of base rate loans is payable quarterly in arrears and interest in respect of LIBOR loans is payable in arrears at the end of the applicable interest period and every three months in the case of interest periods in excess of three months. Interest is also payable at the time of repayment of any loans and at maturity.
The New Senior Credit Facility is unconditionally guaranteed by the Holdings and each direct and indirect domestic subsidiary of GCA. All amounts owing under the New Senior Credit Facility are secured by a first priority perfected security interest in all stock (but only 65% of the stock of foreign subsidiaries), other equity interests and promissory notes owned by GCA and a first priority perfected security interest in all other tangible and intangible assets owned by GCA and the guarantors.
The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults.
The significant financial covenants are:
Interest Coverage Ratio (as defined in the Credit Agreement)

Fiscal Quarter Ended	Ratio
March 31, 2011 - June 30 2011	2.50:1.00
September 30, 2011 - December 31, 2011	2.75:1.00
March 31, 2012 - December 31, 2012	3.00:1.00
March 31, 2013 - December 31, 2013	3.25:1.00
March 31, 2014 - December 31, 2014	3.50:1.00
Thereafter	3.75:1.00
Total Leverage Ratio (as defined in the Credit Agreement)

Anytime in Period Ended	Ratio
March 31, 2011 - December 30, 2011	4.25:1.00
December 31, 2011 - March 30, 2012	4.00:1.00
March 31, 2012 - September 30, 2012	3.75:1.00
September 30, 2012 - March 30, 2015	3.25:1.00
Thereafter	2.75:1.00
Excess Cash Flow Sweep (1)

If Total Leverage:	Sweep percentage
is greater than 2.50:1.00	50%
is less than 2.50:1.00 but greater than 1.50:1.00	25%
is less than 1.50:1.00	0%

(1)	GCA is required to pay a percentage of Excess Cash Flow, as defined in the Credit Agreement, which is based upon the Total Leverage Ratio, as defined in the Credit Agreement.
Sponsorship Agreement
On February 11, 2011, GCA entered into a Sponsorship Agreement with American State Bank. Pursuant to the Sponsorship Agreement, American State Bank will sponsor GCA into the credit card associations and various credit and debit networks to process ATM, credit card and debit card transactions on behalf of GCA in the United States on a non-exclusive basis. In addition, GCA has agreed to pay American State Bank a per transaction fee based upon the number of transactions processed by GCA and that are covered under the Sponsorship Agreement together with various incidental card association and credit and debit network registration fees and expenses. The initial term of the Sponsorship Agreement is for a period of five years and will automatically renew for additional one year periods unless either party gives the other party notice of its intent not to renew the Sponsorship Agreement at least 180 days prior to the expiration of the then current term of the Sponsorship Agreement. GCA is in the process of transitioning sponsorship services to American State Bank from Bank of America, the Company’s current sponsor bank.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(amounts in thousands, except earnings per share)
2010
Revenue	$158,512	$157,150	$152,121	$137,807	$605,590
Operating income	15,523	13,729	13,323	10,055	52,630
Income from continuing operations, net of tax	6,945	5,945	4,919	(259)	17,550
Net income (loss), attributable to GCA, Holdings, Inc.	6,950	5,884	4,919	(259)	17,494

Basic earnings per share:
Continuing operations	$0.10	$0.09	$0.08	$—	$0.27
Net income	$0.10	$0.09	$0.08	$—	$0.27
Diluted earnings per share:
Continuing operations	$0.10	$0.09	$0.07	$—	$0.26
Net income (loss) attributable to GCA Holdings, Inc.	$0.10	$0.09	$0.07	$—	$0.26

2009
Revenue	$181,674	$172,971	$164,319	$148,756	$667,720
Operating income	19,271	19,289	17,469	16,025	72,054
Income from continuing operations, net of tax	9,062	9,127	8,103	7,246	33,538
Net income, attributable to GCA, Holdings, Inc.	9,108	9,158	8,115	7,257	33,638

Basic earnings per share:
Continuing operations	$0.12	$0.12	$0.11	$0.10	$0.45
Net income	$0.12	$0.12	$0.11	$0.10	$0.45
Diluted earnings per share:
Continuing operations	$0.12	$0.12	$0.11	$0.10	$0.45
Net income (loss), attributable to GCA, Holdings, Inc.	$0.12	$0.12	$0.11	$0.10	$0.45

2010
Basic shares	68,268	65,836	65,384	64,002	65,903
Diluted shares	70,513	67,926	66,240	64,002	67,272

2009
Basic shares	77,368	76,934	72,182	69,801	74,232
Diluted shares	77,368	79,020	73,845	71,353	75,356

14. GUARANTOR INFORMATION
In March 2004, GCA issued $235 million in aggregate principal amount of 8¾% senior subordinated notes due 2012 (the “Notes”). There were $127.8 million and $152.8 million in Notes outstanding at December 31, 2010 and 2009, respectively. The Notes are guaranteed by all of the GCA’s existing domestic wholly-owned subsidiaries. In addition, effective upon the closing of the Company’s initial public offering of common stock, Holdings guaranteed, on a subordinated basis, GCA’s obligations under these Notes. These guarantees are full, unconditional, joint and several. Global Cash Access (Canada), Inc. (“GCA Canada”), Global Cash Access (BVI), Inc. (“GCA BVI”), GCA Switzerland, Global Cash Access (HK), LTD (“GCA HK”), and GCA Macau; all wholly owned non-domestic subsidiaries, and IFT, a consolidated joint venture, do not guarantee the Notes. On March 1, 2011, in connection with the establishment of the New Senior Credit Facility, GCA irrevocably deposited into trust with the Bank of New York Mellon Trust Company, the trustee under the indenture, an aggregate of $133,711,666 in cash to pay and discharge the entire indebtedness on the Senior Subordinated Notes on March 27, 2011.
The following consolidating schedules present separate unaudited financial statement information on a combined basis for the parent only, the issuer, as well as the Company’s guarantor subsidiaries and non-guarantor subsidiaries and affiliate, as of and for the years ended December 31, 2010 and 2009.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — BALANCE SHEET INFORMATION
DECEMBER 31, 2010
(amounts in thousands)

			Combined	Combined Non-	Elimination
	Parent	Issuer	Guarantors	Guarantors	Entries *	Consolidated
ASSETS

Cash and cash equivalents	$—	$51,236	$801	$8,599	$—	$60,636
Restricted cash and cash equivalents	—	455	—	—	—	455
Settlement receivables	—	39,510	—	1,378	(30,514)	10,374
Other receivables, net	52,027	145,930	96,198	28,012	(306,956)	15,211
Inventory	—	—	3,845	—	—	3,845
Prepaid and other assets	—	7,575	391	234	—	8,200
Investment in subsidiaries	143,478	123,875	—	—	(267,353)	—
Property, equipment and leasehold improvements, net	—	15,444	877	327	—	16,648
Other intangibles, net	—	26,152	29	187	—	26,368
Goodwill, net	—	128,063	56,218	829	—	185,110
Deferred income taxes, net	—	119,768	11,670	109	—	131,547

TOTAL	$195,505	$658,008	$170,029	$39,675	$(604,823)	$458,394

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$—	$87,487	$—	$2,768	$(30,514)	$59,741
Accounts payable	—	26,072	315	2,175	—	28,562
Accrued expenses	52,027	192,221	65,870	14,701	(306,956)	17,863
Borrowings	—	208,750	—	—	—	208,750

Total liabilities	52,027	514,530	66,185	19,644	(337,470)	314,916

COMMITMENTS AND CONTINGENCIES

TOTAL STOCKHOLDERS’ EQUITY
Total stockholders’ equity attributable to GCA, Inc.	143,478	143,478	103,844	20,031	(267,353)	143,478

MINORITY INTEREST	—	—	—	—	—	—

Total stockholders’ equity	143,478	143,478	103,844	20,031	(267,353)	143,478

TOTAL	$195,505	$658,008	$170,029	$39,675	$(604,823)	$458,394

*	Eliminations include intercompany investments and management fees

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2010
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$236,739	$—	$7,400	$—	$244,139
ATM	—	314,477	—	150	—	314,627
Check services	—	13,251	15,106	—	—	28,357
Central Credit and other revenues	17,494	17,330	15,999	—	(32,356)	18,467

Total revenues	17,494	581,797	31,105	7,550	(32,356)	605,590

Cost of revenues (exclusive of depreciation and amortization)	—	(448,575)	(9,491)	(4,979)	—	(463,045)
Operating expenses	—	(65,689)	(7,205)	(1,467)	641	(73,720)
Amortization and depreciation	—	(15,409)	(437)	(349)	—	(16,195)

OPERATING INCOME (LOSS)	17,494	52,124	13,972	755	(31,715)	52,630

INTEREST INCOME (EXPENSE), NET

Total interest income (expense), net	—	(16,368)	—	39	—	(16,329)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX (PROVISION) BENEFIT	17,494	35,756	13,972	794	(31,715)	36,301
INCOME TAX (PROVISION) BENEFIT	—	(18,207)	(209)	(335)	—	(18,751)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	17,494	17,549	13,763	459	(31,715)	17,550
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—	—

NET INCOME (LOSS)	17,494	17,549	13,763	459	(31,715)	17,550

Plus net income (loss) attributable to minority interest	—	(56)	—	—	—	(56)

Net income (loss) attributable to GCA, Inc.	$17,494	$17,493	$13,763	$459	$(31,715)	$17,494

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2009
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$279,958	$10	$9,346	$—	$289,314
ATM	—	325,342	(48)	659	—	325,953
Check services	—	16,459	22,066	—	—	38,525
Central Credit and other revenues	33,638	23,587	8,775	1	(52,073)	13,928

Total revenues	33,638	645,346	30,803	10,006	(52,073)	667,720

Cost of revenues (exclusive of depreciation and amortization)	—	(485,542)	(9,274)	(6,994)	—	(501,810)
Operating expenses	—	(71,218)	(3,261)	(2,170)	644	(76,005)
Amortization and depreciation	—	(16,290)	(1,096)	(465)	—	(17,851)

OPERATING INCOME (LOSS)	33,638	72,296	17,172	377	(51,429)	72,054

INTEREST INCOME (EXPENSE), NET
Total interest income (expense), net	—	(17,995)	(1)	36	—	(17,960)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX (PROVISION) BENEFIT	33,638	54,301	17,171	413	(51,429)	54,094
INCOME TAX (PROVISION) BENEFIT	—	(20,650)	173	(79)	—	(20,556)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	33,638	33,651	17,344	334	(51,429)	33,538
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	44	—	—	44

NET INCOME (LOSS)	33,638	33,651	17,388	334	(51,429)	33,582

Plus net loss attributable to minority interest	—	56	—	—	—	56

Net income (loss) attributable to GCA, Inc.	$33,638	$33,707	$17,388	$334	$(51,429)	$33,638

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF INCOME INFORMATION
YEAR ENDED DECEMBER 31, 2008
(amounts in thousands)

	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
REVENUES:
Cash advance	$—	$311,091	$3,249	$12,136	$—	$326,476
ATM	—	283,820	4,121	1,181	—	289,122
Check services	—	16,447	25,919	—	—	42,366
Central Credit and other revenues	25,644	1,243	9,356	14	(22,613)	13,644

Total revenues	25,644	612,601	42,645	13,331	(22,613)	671,608

Cost of revenues (exclusive of depreciation and amortization)	—	(448,750)	(35,005)	(9,219)	—	(492,974)
Operating expenses	—	(75,898)	(6,162)	(2,717)	815	(83,962)
Amortization	—	(13,701)	(1,873)	(452)	—	(16,026)

OPERATING INCOME (LOSS)	25,644	74,252	(395)	943	(21,798)	78,646

INTEREST INCOME (EXPENSE), NET
Total interest income (expense), net	—	(27,933)	(91)	136	—	(27,888)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT)	25,644	46,319	(486)	1,079	(21,798)	50,758
INCOME TAX PROVISION (BENEFIT)	(2,088)	(22,849)	—	(496)	2,084	(23,349)

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	23,556	23,470	(486)	583	(19,714)	27,409
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(3,939)	—	—	(3,939)

NET INCOME (LOSS)	23,556	23,470	(4,425)	583	(19,714)	23,470

Plus net loss attributable to minority interest	—	86	—	—	—	86

Net income (loss) attributable to GCA, Inc.	$23,556	$23,556	$(4,425)	$583	$(19,714)	$23,556

*	Eliminations include earnings on subsidiaries and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2010
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,494	$17,218	$13,762	$791	$(31,715)	$17,550
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	973	—	—	—	973
Amortization of intangibles	—	6,678	29	165	—	6,872
Depreciation	—	8,749	408	166	—	9,323
Loss (gain) on disposal of assets	—	393	—	(759)	—	(366)
Provision for bad debts	—	—	5,908	—	—	5,908
Equity income	(17,494)	(14,221)	—	—	31,715	—
Stock-based compensation	—	7,935	—	—	—	7,935
Changes in operating assets and liabilities:
Deferred income taxes	—	17,366	206	(67)	—	17,505
Settlement receivables	—	(29,155)	—	301	30,514	1,660
Other receivables, net	—	54,802	45,048	(4,262)	(92,831)	2,757
Inventory	—	—	814	—	—	814
Prepaid and other assets	—	1,562	24	(19)	—	1,567
Settlement liabilities	—	28,386	—	(527)	(30,514)	(2,655)
Accounts payable	—	(2,110)	(634)	2,029	—	(715)
Accrued expenses	(12)	(38,059)	(48,718)	(99)	86,658	(230)

Net cash (used in) provided by operating activities	(12)	60,517	16,847	(2,281)	(6,173)	68,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Western Money acquisition, net of cash	—	—	(15,354)	—	—	(15,354)
IFT Dissolution	—	—	—	—	—	—
Purchase of property, equipment leasehold improvements and other intangibles	—	(8,784)	(293)	26	—	(9,051)
Changes in restricted cash and cash equivalents	—	(87)	—	—	—	(87)
Investments in subsidiaries	19,922	—	(556)	—	(19,366)	—

Net cash provided by (used in) investing activities	19,922	(8,871)	(16,203)	26	(19,366)	(24,492)

(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2010
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$—	$—	$—	$—	$—	$—
Repayments under credit facility	—	(16,000)	—	—	—	(16,000)
Repayments of senior subordinated debt	—	(25,000)	—	—	—	(25,000)
Proceeds from exercises of stock options	5,629	—	—	—	—	5,629
Purchase of treasury stock	(33,474)	—	—	—	—	(33,474)
Capital contributions	7,935	(33,474)	—	—	25,539	—

Net cash (used in) provided by financing activities	(19,910)	(74,474)	—	—	25,539	(68,845)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(291)	—	598	—	307

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	(23,119)	644	(1,657)	—	(24,132)

CASH AND CASH EQUIVALENTS—Beginning of period	—	74,416	157	10,195	—	84,768

CASH AND CASH EQUIVALENTS—End of period	$—	$51,297	$801	$8,538	$—	$60,636

*	Eliminations include intercompany investments and management fees

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2009
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$33,550	$44,476	$17,457	$334	$(62,235)	$33,582
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	973	—	—	—	973
Amortization of intangibles	—	7,336	688	172	—	8,196
Depreciation	—	9,012	434	294	—	9,740
Loss (gain) on disposal of assets	—	165	(26)	—	—	139
Provision for bad debts	—	—	7,955	—	—	7,955
Deferred income taxes	—	19,621	51	(94)	—	19,578
Equity income	(33,550)	(28,685)	—	—	62,235	—
Stock-based compensation	—	8,454	—	—	—	8,454
Changes in operating assets and liabilities:
Settlement receivables	—	7,777	87	1,356	—	9,220
Other receivables, net	—	14,033	(19,339)	(766)	(5,778)	(11,850)
Prepaid and other assets	—	(151)	601	127	—	577
Settlement liabilities	—	19,485	(322)	(5,658)	—	13,505
Accounts payable	—	(6,350)	(1,107)	(71)	—	(7,528)
Accrued expenses	12	30,650	(32,927)	(434)	1,121	(1,578)

Net cash (used in) provided by operating activities	12	126,796	(26,448)	(4,740)	(4,657)	90,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Systems, Inc. acquisition, net of cash	—	—	(38)	—	—	(38)
Purchase of property, equipment leasehold improvements and other intangibles	—	(17,584)	10,818	(450)	—	(7,216)
Changes in restricted cash and cash equivalents	—	19	—	—	—	19
Investments in subsidiaries	49,959	—	(1,731)	—	(48,228)	—

Net cash provided by (used in) investing activities	49,959	(17,565)	9,049	(450)	(48,228)	(7,235)

(Continued)

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2009
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$—	$—	$—	$—	$—	$—
Repayments under credit facility	—	(16,000)	—	—	—	(16,000)
Proceeds from exercises of stock options	2,913	—	—	—	—	2,913
Purchase of treasury stock	(61,338)	—	—	—	—	(61,338)
Capital contributions	8,454	(61,339)	—	—	52,885	—

Net cash (used in) provided by financing activities	(49,971)	(77,339)	—	—	52,885	(74,425)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(2,597)	—	914	—	(1,683)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	29,295	(17,399)	(4,276)	—	7,620

CASH AND CASH EQUIVALENTS—Beginning of period	—	45,122	17,555	14,471	—	77,148

CASH AND CASH EQUIVALENTS—End of period	$—	$74,417	$156	$10,195	$—	$84,768

*	Eliminations include intercompany investments and management fees.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING SCHEDULE — STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2008
(amounts in thousands)

			Combined	Combined Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations *	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,470	$23,470	$(4,422)	$770	$(19,818)	$23,470
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of financing costs	—	973	—	—	—	973
Amortization of intangibles	—	5,263	1,372	167	—	6,802
Depreciation	—	8,440	693	285	—	9,418
Loss on disposal of assets	—	—	—	—	—	—
Provision for bad debts	—	—	17,565	—	—	17,565
Deferred income taxes	—	20,677	—	—	—	20,677
Equity income	(23,470)	3,652	—	—	19,818	—
Stock-based compensation	—	9,050	—	—	—	9,050
Changes in operating assets and liabilities:
Settlement receivables	—	10,164	4,456	1,854	—	16,474
Other receivables, net	929	(16,364)	(31,672)	12,501	38,838	4,232
Prepaid and other assets	—	(2,193)	987	(194)	—	(1,400)
Settlement liabilities	—	(20,413)	(10,956)	720	—	(30,649)
Accounts payable	—	10,988	(2,435)	(160)	—	8,393
Accrued expenses	(929)	(39,143)	63,998	1,231	(38,838)	(13,681)

Net cash provided by operating activities	—	14,564	39,586	17,174	—	71,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Certegy Gaming Services, Inc. acquisition, net of cash	—	(20,783)	—	—	—	(20,783)
Cash Systems, Inc. acquisition, net of cash	—	—	(30,098)	—	—	(30,098)
Purchase of property, equipment and leasehold improvements and other intangibles	—	(8,746)	(76)	3	—	(8,819)
Changes in restricted cash and cash equivalents	—	(8)	1,000	—	—	992
Investments in subsidiaries	9,487	11,310	—	—	(20,797)	—

Net cash provided by (used in) investing activities	9,487	(18,227)	(29,174)	3	(20,797)	(58,708)

*	Eliminations include intercompany investments and management fees
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
As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2010 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.
Management’s Report of Internal Control over Financial Reporting
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2010 as stated in their attestation report which is included herein.
Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2010
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Global Cash Access, Inc.
Las Vegas, NV
We have audited the internal control over financial reporting of Global Cash Access Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 14, 2011 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Las Vegas, NV
March 14, 2011

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors, executive officers and corporate governance required by this Item is incorporated by reference to the section entitled “Proposal One — Election of Class III Directors” in the Company’s Definitive Proxy Statement in connection with the 2011 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2010. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information required by 10A-3(d) of the Exchange Act is incorporated by reference to the section entitled “Board and Corporate Governance Matters” in the Proxy Statement.
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
In May 2010, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange Corporate Governance listing standards as of that date.
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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated by reference to the section entitled “Transactions with Related Persons” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference to the section entitled “Audit and Non-Audit Fees” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES [to be updated]
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2010

Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2010

Consolidated Statements of Cash Flows for the three years ended December 31, 2010

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

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(4)	Amended and Restated Bylaws.

3.3	(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.2	(1)	Indenture relating to $235,000,000 aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2012.

4.3	(1)	Form of 8 3/4% Senior Subordinated Notes due 2012.

4.4	(1)	Assumption Agreement, dated as of June 7, 2004, by Global Cash Access, Inc. and the Subsidiary Guarantors named therein.

4.5	(1)
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

10.1	(1)	Lease Agreement, dated as of March 8, 2000, by and between Global Cash Access, L.L.C. and American Pacific Capital Gateway Bldg D Co., L.L.C.

10.4	(1)	Guaranty, dated as of March 10, 2004, among GCA Holdings, L.L.C., the guarantors from time to time party hereto and Bank of America, N.A., as Administrative Agent.

10.5	(1)	Security Agreement including First and Second Amendments thereto, dated as of March 10, 2004, among the loan parties from time to time party thereto and Bank of America, N.A., as Collateral Agent.

10.6	(1)	Pledge Agreement, dated as of March 10, 2004, among the loan parties from time to time party thereto and Bank of America, N.A., as Collateral Agent.

10.7	(1)	Membership Unit Redemption Agreement, dated as of March 10, 2004, between FDFS Holdings, LLC and GCA Holdings, L.L.C.

Exhibit
Number		Exhibit Description

10.8	(1)
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

10.16	(1)	Membership Unit Purchase Agreement, dated as of March 10, 2004, by and among Bank of America Corporation, M&C International and GCA Holdings, L.L.C.

10.17	(1)	Amendment to Treasury Services Terms and Conditions Booklet—ATM Cash Services, dated as of March 8, 2004, by and between Global Cash Access, L.L.C. and Bank of America, N.A.

10.18	(1)	Limited Liability Company Agreement of QuikPlay, LLC, dated as of December 6, 2000, between Global Cash Access, L.L.C. and IGT.

10.19	(1)	Registration Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein, M&C International and Bank of America Corporation.

10.20	(1)	Stockholders Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein, M&C International and Bank of America Corporation.

10.21	(1)	Investor Rights Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein and M&C International.

*10.22	(1)	Global Cash Access Holdings, Inc. 2005 Stock Incentive Plan.

Exhibit
Number		Exhibit Description

*10.23	(1)	Form of Indemnification Agreement between Global Cash Access Holdings, Inc. and each of its executive officers and directors.

10.24	(1)	Patent Purchase and License Agreement, dated as of March 22, 2005, by and between Global Cash Access, Inc. and USA Payments, Inc.

10.25	(1)	Termination and Consent, dated as of March 16, 2005, by and among Global Cash Access Holdings, Inc. and the other parties thereto.

10.26	(1)
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

*10.34	(8)	Employment Agreement with Scott Betts, dated October 31, 2007.

*10.35	(9)	Notices of Stock Option Award and Stock Option Award Agreements with Scott Betts dated October 31, 2007.

10.36	(10)	Amendment to Treasury Services Terms and Conditions Booklet, dated December 19, 2007, by and between Global Cash Access, Inc. and Bank of America, N.A.

Exhibit
Number		Exhibit Description

*10.37	(11)	Employment Agreement with George Gresham dated February 25, 2008.

*10.38	(12)	Notice of Stock Option Award and Stock Option Award Agreement with George Gresham, dated February 25, 2008.

10.39	(13)	Amendment to Treasury Services Terms and Conditions Booklet, dated as of March 13, 2008, by and between Global Cash Access, Inc. and Bank of America, N.A.

10.40	(15)	Addendum to Master Service Agreement, dated March 20, 2008, by and between Integrated Payment Systems Inc. and Global Cash Access, Inc.

*10.41	(18)	Amendment No. 1 to Employment Agreement, by and between the Company and Scott Betts, dated August 11, 2008.

*10.42	(19)	Amendment No. 2 to Employment Agreement, by and between the Company and Kathryn S. Lever dated August 11, 2008.

*10.43	(20)	Amendment No. 2 to Employment Agreement, by and between the Company and Scott Betts dated April 24, 2009.

*+10.44	(21)	Processing Services Agreement, dated as of August 21, 2009, between Global Cash Access, Inc., and TSYS Acquiring Solutions, LLC effective July 1, 2009.

*+10.45	(22)
Amendment to Professional Services Agreement, Amended and Restated Software License Agreement, and Transending Services Agreement, dated as of August 21, 2009, between Global Cash Access, Inc., Infonox on the Web and TSYS Acquiring Solutions, LLC.

*10.46	(26)	Amendment No. 3 to Employment Agreement with Scott Betts dated March 26, 2010.

*10.47	(27)	Agreement with Mary E. Higgins dated September 2, 2010.

*10.48	(28)	Form of Notice of Stock Option Award and Stock Option Award Agreement — Mary E. Higgins effective September 14, 2010.

*10.49	(29)	Form of Notice of Stock Option Award and Stock Option Award Agreement — Michael Rumbolz effective August 30, 2010.

+10.50		Amended and Restated Sponsorship Agreement between Global Cash Access, Inc. and Bank of America, N.A. effective October 1, 2010.

+10.51		First Amendment to Amended and Restated Sponsorship Agreement, dated November 5, 2010 between Global Cash Access, Inc. and Bank of America, N.A.

+10.52		Contract Cash Solutions Agreement, dated November 12, 2010, between Global Cash Access, Inc. and Wells Fargo Bank, N.A.

+10.53		Fee Letter, dated November 12, 2010, between Global Cash Access, Inc. and Wells Fargo Bank, N.A. regarding the Contract Cash Solutions Agreement, dated November 12, 2010.

+10.54		Sponsorship Agreement, dated February 11, 2011, between Global Cash Access, Inc. and American State Bank.

Exhibit
Number	Exhibit Description

+10.50	Amended and Restated Sponsorship Agreement between Global Cash Access, Inc. and Bank of America, N.A. effective October 1, 2010.

+10.51	First Amendment to Amended and Restated Sponsorship Agreement, dated November 5, 2010 between Global Cash Access, Inc. and Bank of America, N.A.

+10.52	Contract Cash Solutions Agreement, dated November 12, 2010, between Global Cash Access, Inc. and Wells Fargo Bank, N.A.

+10.53	Fee Letter, dated November 12, 2010, between Global Cash Access, Inc. and Wells Fargo Bank, N.A. regarding the Contract Cash Solutions Agreement, dated November 12, 2010.

+10.54	Sponsorship Agreement, dated February 11, 2011, between Global Cash Access, Inc. and American State Bank.

12.1	Computation of ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (see page 112).

31.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 14, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 14, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 14, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 14, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form S-1 (Registration No. 333-123514) filed September 22, 2005.

(2)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 17, 2006.

(3)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 7, 2006.

(4)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 26, 2007.

(5)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 25, 2007.

(6)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 25,

(7)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 26, 2007.

(8)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 9, 2007.

(9)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 2, 2007.

(10)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 2, 2007.

(11)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 26, 2007.

(12)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 25, 2008.

(13)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 25, 2008.

(14)	Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K filed March 17, 2008.

(15)	Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed May 14, 2008.

(16)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 21, 2008.

(17)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed April 2, 2008.

(18)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed June 19, 2008.

(19)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 12, 2008.

(20)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 12, 2008.

(21)	Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K filed on March 30, 2007.

(22)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 24, 2009.

(23)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 30, 2009.

(24)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 21, 2009.

(25)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 21, 2009.

(26)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 31, 2010.

(27)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 2, 2010.

(28)	Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 2, 2010.

(29)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 2, 2010.

*	Management contracts or compensatory plans or arrangements.

+	Confidential treatment was requested with regard to certain portions of this document.
(c) See Item 15(a)(2)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASH ACCESS HOLDINGS, INC.
By:	/s/ Scott Betts
Scott Betts
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 14, 2011
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Betts and Mary E. Higgins, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Scott Betts	President and Chief Executive Officer	March 14, 2011
Scott Betts	(Principal Executive Officer) and Director

/s/ Mary E. Higgins	Chief Financial Officer	March 14, 2011
Mary E. Higgins	(Principal Financial Officer and Principal Accounting Officer)

/s/ Patrick M. Olson	Director	March 14, 2011
Patrick M. Olson

/s/ C. Michael Rumbolz	Director	March 14, 2011
Michael Rumbolz

/s/ E. Miles Kilburn	Director	March 14, 2011
E. Miles Kilburn

/s/ Geoff Judge	Director	March 14, 2011
Geoff Judge

/s/ Fred C. Enlow	Director	March 14, 2011
Fred C. Enlow

Exhibit
Number	Exhibit Description

+10.50	Amended and Restated Sponsorship Agreement between Global Cash Access, Inc. and Bank of America, N.A. effective October 1, 2010.

+10.51	First Amendment to Amended and Restated Sponsorship Agreement, dated November 5, 2010 between Global Cash Access, Inc. and Bank of America, N.A.

+10.52	Contract Cash Solutions Agreement, dated November 12, 2010, between Global Cash Access, Inc. and Wells Fargo Bank, N.A.

+10.53	Fee Letter, dated November 12, 2010, between Global Cash Access, Inc. and Wells Fargo Bank, N.A. regarding the Contract Cash Solutions Agreement, dated November 12, 2010.

+10.54	Sponsorship Agreement, dated February 11, 2011, between Global Cash Access, Inc. and American State Bank.

12.1	Computation of ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (see page 112).

31.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 14, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 14, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 14, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 14, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.