Form 10-K/A
period 2010-12-31
Global Cash Access Holdings, Inc.
filed 2011-04-11
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1
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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of Global Cash Access Holdings, Inc. (the “Company”) for the year ended December 31, 2010, originally filed on March 14, 2011 (the “Original Filing”), is being filed for the sole purpose of refiling Exhibits 10.50 and 10.52 to include portions thereof that were inadvertently omitted from the Original Filing.
This Amendment No. 1 does not reflect events occurring after March 14, 2011 and does not update or modify in any way the results of operations, financial position, cash flows or other disclosures in the Company’s Original Filing.
As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as Exhibits 31.1 and 31.2 to this Amendment No. 1 to the Company’s Original Filing.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b)	The following exhibits are filed as part of this Form 10-K/A:

Exhibit
Number	Exhibit Description

+10.50	Amended and Restated Sponsorship Agreement between Global Cash Access, Inc. and Bank of America, N.A. effective October 1, 2010.

+10.52	Contract Cash Solutions Agreement, dated November 12, 2010, between Global Cash Access, Inc. and Wells Fargo Bank, N.A.

31.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated April 11, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated April 11, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment was requested with regard to certain portions of this document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASH ACCESS HOLDINGS, INC.
By:	/s/ Scott Betts
Scott Betts
President and Chief Executive Officer (Principal Executive Officer)
Dated: April 11, 2011

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

+10.50	Amended and Restated Sponsorship Agreement between Global Cash Access, Inc. and Bank of America, N.A. effective October 1, 2010.

+10.52	Contract Cash Solutions Agreement, dated November 12, 2010, between Global Cash Access, Inc. and Wells Fargo Bank, N.A.

31.1
Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated April 11, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated April 11, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment was requested with regard to certain portions of this document.