Form 10-Q
period 2011-03-31
Global Cash Access Holdings, Inc.
filed 2011-05-10
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of May 5, 2011, there were 64,499,631 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value)

(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$40,531	$60,636
Restricted cash and cash equivalents	455	455
Settlement receivables	5,925	10,374
Other receivables, net	16,323	15,211
Inventory	4,241	3,845
Prepaid and other assets	15,503	8,200
Property, equipment and leasehold improvements, net	15,989	16,648
Goodwill, net	185,153	185,110
Other intangibles, net	25,185	26,368
Deferred income taxes, net	130,231	131,547

Total assets	$439,536	$458,394

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$44,369	$59,741
Accounts payable	33,614	28,562
Accrued expenses	15,180	17,863
Borrowings	200,000	208,750

Total liabilities	293,163	314,916

COMMITMENTS AND CONTINGENCIES (NOTE 5)

Common stock, $0.001 par value, 500,000 shares authorized and 85,107 and 85,006 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	85	85

Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at March 31, 2011 and December 31, 2010, respectively.	—	—

Additional paid in capital	198,232	197,048
Retained earnings	90,538	88,796
Accumulated other comprehensive income	2,608	2,587
Treasury stock, at cost, 20,642 and 20,626 shares at March 31, 2011 and December 31, 2010, respectively.	(145,090)	(145,038)

Total stockholders’ equity	146,373	143,478

Total liabilities and stockholders’ equity	$439,536	$458,394

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share)

(unaudited)

	Three Months Ended
	March 31,
	2011	2010
REVENUES:
Cash advance	$50,873	$66,013
ATM	71,191	81,778
Check services	6,411	7,674
Central Credit and other revenues	5,914	3,047

Total revenues	134,389	158,512

Cost of revenues (exclusive of depreciation and amortization)	(105,233)	(119,649)
Operating expenses	(16,105)	(18,957)
Amortization	(1,625)	(1,966)
Depreciation	(2,121)	(2,417)

OPERATING INCOME	9,305	15,523

INTEREST INCOME (EXPENSE), NET
Interest income	34	42
Interest expense	(5,181)	(4,363)
Loss on early extinguishment of debt	(943)	—

Total interest income (expense), net	(6,090)	(4,321)

INCOME BEFORE INCOME TAX PROVISION	3,215	11,202

INCOME TAX PROVISION	(1,473)	(4,257)

NET INCOME	1,742	6,945

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST	—	5

NET INCOME ATTRIBUTABLE TO GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES	1,742	6,950

Foreign currency translation, net of tax	21	38

COMPREHENSIVE INCOME	$1,763	$6,988

Earnings per share
Basic	$0.03	$0.10
Diluted	$0.03	$0.10

Weighted average number of common shares outstanding
Basic	63,952	68,268
Diluted	64,182	70,513

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,742	$6,945
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	278	243
Amortization of intangibles	1,625	1,966
Depreciation	2,121	2,417
Gain on sale or disposal of assets	(14)	(143)
Provision for bad debts	1,487	1,452
Loss on early extinguishment of debt	943	—
Stock-based compensation	1,097	2,120
Changes in operating assets and liabilities:
Settlement receivables	4,473	18,287
Other receivables, net	(1,714)	4,496
Inventory	(397)	—
Prepaid and other assets	(1,577)	364
Deferred income taxes	1,319	4,105
Settlement liabilities	(15,435)	(22,651)
Accounts payable	5,050	6,500
Accrued expenses	(3,037)	(4,838)

Net cash (used in) provided by operating activities	(2,039)	21,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Western Money Acquisition, net of cash	(20)	—
Purchase of property, equipment and leasehold improvements	(1,444)	(762)
Purchase of other intangibles	(441)	(396)

Net cash used in investing activities	(1,905)	(1,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments against old credit facility	(208,750)	(250)
Securing of new credit facility	214,000	—
Issuance costs of new credit facility	(6,941)	—
Repayments against new credit facility	(14,000)	—
Proceeds from exercise of stock options	87	2,190
Purchase of treasury stock	(52)	(540)

Net cash (used in) provided by financing activities	(15,656)	1,400

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(505)	$335

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,105)	21,840

CASH AND CASH EQUIVALENTS—Beginning of period	$60,636	$84,768

CASH AND CASH EQUIVALENTS—End of period	$40,531	$106,608

Continued

GLOBAL CASH ACCESS HOLDINGS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$6,938	$7,422
Cash paid for income taxes, net of refunds	$170	$244

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also owns and operates a credit reporting agency for the gaming industry through a wholly-owned subsidiary, Central Credit, LLC (“Central Credit”), which provides credit information services and credit reporting history on gaming patrons to various gaming establishments. Central Credit operates in both international and domestic gaming markets.

In May 2010, we completed the acquisition of Western Money Systems (“Western Money”), a manufacturer of redemption kiosks devices.  The results of operations of Western Money have been reflected in Central Credit and other revenues.

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made.  The results for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the full fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”).

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

2.                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements presented for the three months ended March 31, 2011 and 2010 and as of March 31, 2011 and December 31, 2010 include the accounts of Holdings and its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Earnings Applicable to Common Stock

Basic earnings per share are calculated by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflect the effect of potential common stock resulting from assumed stock option exercises.

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share in the following table is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Weighted average common shares outstanding - basic (1)	63,952	68,268
Potential dilution from equity grants (2)(3)	230	2,245

Weighted average common shares outstanding - diluted	64,182	70,513

(1)

Included in the calculation of weighted average common shares outstanding — basic are 23 and 104 unvested shares of restricted common stock of Holdings granted in share-based payment transactions that are participating securities for the three months ended March 31, 2011 and 2010, respectively, because such shares have voting rights as well as the right to participate in dividend distributions made by the Company to its common stockholders.

(2)

The potential dilution excludes the weighted average effect of stock options to acquire 144 and 1,611 shares of common stock of Holdings for the three months ended March 31, 2011 and 2010, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

(3)

The potential dilution excludes the weighted average effect of shares of time-based shares of restricted common stock of Holdings of 86 and 634 shares for the three months ended March 31, 2011 and 2010, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

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

A summary of the activity for the check warranty reserve for the three months ended March 31, 2011, is as follows (amounts in thousands):

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Quarter ended March 31, 2011	$7,036	$2,087	$(1,662)	$7,461

Inventory

Inventory, which consists of finished goods such as redemption kiosk devices, work-in-progress and raw materials, is stated at lower of cost or market.  The cost of inventory includes cost of materials, labor, overhead and freight.  Inventory is accounted for using the average cost method.  Inventory as of March 31, 2011 and December 31, 2010 was $4.2 million and $3.8 million, respectively.  All inventory was acquired as part of the Western Money acquisition in May 2010.

Acquisitions

The Company accounts for business combinations in accordance with the accounting standards, which require that the assets acquired and liabilities assumed be recorded at their estimated fair values.  The Company completed its acquisition of Western Money in May 2010, in which 100 percent of the outstanding common shares of Western Money were acquired for a purchase price net of cash of $15.4 million.  This acquisition did not have a material impact on the consolidated financial statements of the Company as of and for the year ended December 31, 2010.  A final purchase price allocation has not been completed pending determination of the fair value of intangibles.

Fair Values of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

The carrying amount of cash and cash equivalents, other receivables, net, settlement receivables and settlement liabilities approximates fair value due to the short-term maturities of these instruments. The fair value of GCA’s borrowings are estimated based on quoted market prices for the same issue or in instances where no market exists the quoted market prices for similar issues with similar terms are used to estimate fair value. The fair values of all other financial instruments, including amounts that were outstanding under the ATM funding agreements, approximate their book values as the instruments are short-term in nature or contain market rates of interest. The following table presents the fair value and carrying value of GCA’s borrowings (amounts in thousands):

	Fair Value	Carrying Value
March 31, 2011:
New senior secured credit facility	$200,000	$200,000

December 31, 2010:
New senior secured credit facility	$81,000	$81,000
Senior subordinated notes	$128,229	$127,750

3.                   ATM FUNDING AGREEMENTS

Bank of America Treasury Services Agreement

On December 19, 2007, GCA entered into the Treasury Services Agreement that allowed for the Company to utilize up to $360 million in funds owned by Bank of America to provide the currency needed for normal operating requirements for the Company’s ATMs. For use of these funds, the Company paid Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR rate plus a contractually defined margin. The Company terminated the Treasury Services Agreement with Bank of America on December 17, 2010.

Wells Fargo Contract Cash Solutions Agreement

On November 12, 2010, the Company executed the Contract Cash Solutions Agreement with Wells Fargo for a pilot period which began on November 18, 2010, and expired on December 13, 2010.  Upon expiration of the pilot period of the Contract Cash Solutions Agreement, the full transition of vault cash services from Bank of America to Wells Fargo occurred.

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

•                  the resource being procured by the Company under the terms of the Treasury Services Agreement and Contract Cash Solutions Agreement is a financial resource and in the absence of such an arrangement, the Company would be required to obtain sufficient alternative financing either on balance sheet or off balance sheet in order to meet its financial obligations;

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

As of March 31, 2011 and December 31, 2010, the outstanding balance of ATM cash utilized by GCA from Wells Fargo and Bank of America was $375.2 million and $368.4 million, respectively.  For the three months ended March 31, 2011 and 2010, the cash usage fees incurred by the Company were $0.6 million and $0.4 million, respectively.  The cash usage fee is included within interest expense on the Company’s consolidated statements of income.

The Company is responsible for any losses of cash in the ATMs under its agreements with Wells Fargo and Bank of America.  The Company is self-insured related to this risk.  For the three months ended March 31, 2011 and 2010, the Company has incurred no material losses related to this self-insurance.

Site Funded ATMs

The Company operates ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities in the accompanying condensed consolidated balance sheets and was $26.3 million and $28.6 million as of March 31, 2011 and December 31, 2010, respectively. The Company operated 1,328 and 1,510 Site Funded ATMs, as of March 31, 2011 and December 31, 2010, respectively.

4.                   BENEFIT PLANS

Stock Options

Stock options granted to employees of the Company typically vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years and allow the option holder to purchase stock over specified periods of time, generally ten years, from the date of grant, at a fixed price equal to the market value on date of grant.

A summary of award activity under the 2005 Plan as of March 31, 2011 and changes during the three month ended is as follows:

	Options	Weighted Average Exercise Prices	Weighted Average Life Remaining	Aggregate Intrinsic Value
				(in thousands)
Outstanding - December 31, 2010	8,756,110	$7.50	7.3 years	$2,336

Granted	1,931,150
Exercised	(39,250)
Forfeited	(459,086)

Outstanding - March 31, 2011	10,188,924	$6.76	7.1 years	$2,151

Exercisable - March 31, 2011	5,086,246	$8.78	6.2 years	$879

The fair value of options was determined as of the date of grant using Black-Scholes option pricing model with the following weighted-average assumption in the period ended March 31, 2011 and 2010.

	2011	2010
Risk-free interest rate	2.5%	2.7%
Expected life of options (in years)	6.3	6.3
Expected volatility of GCA’s stock price	62.9%	59.7%
Expected dividend yield	0.0%	0.0%

As of March 31, 2011, there was $12.0 million in unrecognized compensation expense related to options expected to vest.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.3 years.  During the three months ended March 31, 2011, there were options granted to acquire 1.9 million shares of common stock, we received $0.1 million in proceeds from the exercise of options and we recorded $1.6 million in non-cash compensation expense related to options granted that are expected to vest.

During the three months ended March 31, 2010, there were options granted to acquire 1.4 million shares of common stock, we received $2.2 million in proceeds from the exercise of options, and we recorded $1.6 million in non-cash compensation expense related to options granted that are expected to vest.

Restricted Stock

The Company began issuing shares of restricted common stock of the Company to directors, officers and key employees in the first quarter of 2006.  The vesting provisions are similar to those applicable to options. Because these shares of restricted stock are issued primarily to employees of the Company, some of the shares issued will be withheld by the Company to satisfy the minimum statutory tax withholding requirements applicable to such restricted stock awards.  Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced and the number of shares included within treasury stock is increased by the amount of shares withheld.  During the three months ended March 31, 2011, the Company withheld 15,319 shares of restricted stock from employees with a cumulative vesting commencement date fair value of $0.1 million.  These amounts have been included as part of the total treasury stock repurchased during the period.

A summary of all non-vested awards for the Company’s time-based restricted stock as of March 31, 2011 is as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value	Aggregate Fair Value
			(in thousands)
Balance - December 31, 2010	481,050	$2.55	$1,227

Granted	—	$—	$—
Vested	(61,508)	$4.10	$(252)
Canceled	(27,628)	$2.21	$(61)

Balance - March 31, 2011	391,914	$2.33	$914

As of March 31, 2011, there was $1.0 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 0.9 years.  During the three months ended March 31, 2011, there were 61,508 shares of time-based restricted stock vested, and we recorded a credit of $0.5 million in non-cash compensation expense related to the restricted stock granted that is expected to vest.

During the three months ended March 31, 2010, there were 252,164 shares of time-based restricted stock vested, and we recorded $0.5 million to non-cash compensation expense related to the restricted stock granted that is expected to vest.

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

6.                   BORROWINGS

On March 1, 2011, the Company refinanced all of its indebtedness outstanding under the Second Amended and Restated Credit Agreement (as described below) and defeased its obligations under the senior subordinated notes with proceeds from the New Senior Credit Facility as described below.

New Senior Credit Facility

As of December 31, 2010, we had total indebtedness of $208.8 million in principal amount (of which $127.8 million consisted of senior subordinated notes described below and $81.0 million consisted of senior secured debt under the Second Amended and Restated Credit Agreement described below).  On March 1, 2011, we entered into a new $245 million senior secured credit facility, consisting of a $210.0 million term loan and a $35.0 million revolving credit facility (the “New Senior Credit Facility”).  We used the proceeds from the New Senior Credit Facility to repay all outstanding indebtedness under our existing senior secured credit facility under the Second Amended and Restated Credit Agreement and to defease our senior subordinated notes.

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

Borrowings under the New Senior Credit Facility bear interest at either (x) a specified base rate plus a 4.50% margin, or (y) LIBOR plus a 5.5% margin.  The base rate minimum is 2.50% and the LIBOR minimum is 1.50%.  Interest in respect of base rate loans is payable quarterly in arrears and interest in respect of LIBOR loans is payable in arrears at the end of the applicable interest period and every three months in the case of interest periods in excess of three months. Interest is also payable at the time of repayment of any loans and at maturity.  As of March 31, 2011, the balance of the New Senior Credit Facility was $200 million consisting of $200 million under the term loan facility and $0 under the revolving credit facility.  The weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0%.

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

The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults.  As of March 31, 2011, the Company is in compliance with the required covenants.

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

Borrowings under the Second Amended and Restated Credit Agreement bore interest at LIBOR plus an applicable margin, which was based on the Company’s Senior Leverage Ratio (as defined under the Second Amended and Restated Credit Agreement).  As of December 31, 2010, the applicable margin was 112.5 basis points and the effective rate of interest was 1.39%.  Principal, together with accrued and unpaid interest, was due on the maturity date, November 1, 2011.  As of December 31, 2010, the balance of this financial instrument was $81.0 million with $0 under the revolving portion.

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

Interest on the Notes accrues based upon a 360-day year comprised of twelve 30-day months and is payable semiannually on March 15th and September 15th.  On October 31, 2005, $82.3 million or 35% of these Notes were redeemed at a price of 108.75% of face, out of the net proceeds from our initial public offering. GCA may redeem all or a portion of the Notes at redemption prices of 104.375%, on or after March 15, 2008, 102.19% on or after March 15, 2009, or 100.00% on or after March 15, 2010.  On May 3, 2010, GCA redeemed prior to their maturity $25.0 million in the aggregate principal amount of the Notes at a redemption price of 100% of the principal amount of such Notes.  As of December 31, 2010, the Company had $127.8 million in borrowings outstanding under the indenture governing the Notes.

7.                   RELATED PARTY TRANSACTIONS

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

8.                   INCOME TAXES

The Company’s effective income tax rate for continuing operations for the three months ended March 31, 2011 and 2010 was 45.8% and 38.0%, respectively.  This increase is due primarily to the expiration of non-qualified stock options, combined with an increase in the effect of incentive stock options in proportion to lower pretax income amounts.

The following table presents the recorded income tax expense for the three months ended March 31, (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Provision for income taxes:
Provision for income taxes	$1,473	$4,257
Provision for income taxes, minority loss	—	3
Provision for income taxes attributable to Holdings.	$1,473	$4,260

The Company accounts for uncertain tax positions in accordance with the FASB guidance issued in July 2006, which clarifies the accounting and disclosure for uncertainty in tax positions.  As of March 31, 2011, there has been no change to the balance of unrecognized tax benefits reported at December 31, 2010.

9.                   SEGMENT INFORMATION

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

Other lines of business, none of which exceed the established materiality for segment reporting, include Western Money Systems, Arriva, credit reporting services, Western Union and Casino Marketing Services, among others.

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

Major Customers

For the three months ended March 31, 2011, none of our customers had combined revenues from all segments equal to or exceeding 10.0%.  For the three months ended March 31, 2010, the combined revenues from all segments from our largest customer, Caesars Entertainment Corporation (“Caesars”) (formerly Harrah’s Operating Company, Inc.) and its subsidiaries and affiliates, was approximately $21.8 million, representing 13.8% of the Company’s total consolidated revenues.   Caesars’ agreements for cash access services expired in November 2010.  Our five largest customers accounted for approximately 29.8% and 35.0% of our total revenue for the three months ended March 31, 2011 and 2010, respectively.  The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

The table below presents the results of operations by operating segment for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	Cash		Check
	Advance	ATM	Services	Other	Corporate	Total
Three Months Ended March 31, 2011

Revenues	$50,873	$71,191	$6,411	$5,914	$—	$134,389
Operating income (1)	8,416	8,690	3,430	5,330	(16,561)	9,305

Three Months Ended March 31, 2010

Revenues	$65,966	$81,778	$7,674	$3,094	$—	$158,512
Operating income (1)	14,672	10,554	4,509	2,365	(16,577)	15,523

(1) - Depreciation and amortization expense for segment presentation purposes have been included within the Corporate segment, and have not been allocated to individual operating segments.

The table below presents total assets by operating segment as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	2011	2010
Cash advance	$127,316	$138,631
ATM	54,867	52,424
Check services	34,101	33,816
Other	39,145	38,003
Corporate	184,107	195,520

Total assets	439,536	458,394

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business which includes our business goals, key events occurring in the three months ended March 31, 2011, and certain trends, risks and challenges. We then discuss our results of operations for the three months ended March 31, 2011 as compared to the same period for 2010, respectively. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity needs and off-balance sheet arrangements. We conclude with a discussion of critical accounting policies and their impact on our unaudited condensed consolidated financial statements.

You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2010 Annual Report on Form 10-K (our “2010 10-K”). When reviewing our MD&A, you should also refer to the description of our Critical Accounting Policies and Estimates in our 2010 10-K because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.”  Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could adversely or positively affect our future results include: the future financial performance of the gaming industry, the behavior of financial markets, including fluctuations in interest rates; the impact of regulation and regulatory changes, investigative and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of our 2010 10-K.

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

Key Events during the Three Months Ended March 31, 2011

•                 On January 31, 2011, the Company announced that it renewed cash access agreements with several of its longstanding and significant customers and also entered into agreements with several new casino properties.

•                 On February 11, 2011, GCA entered into a Sponsorship Agreement with American State Bank, pursuant to which American State Bank will sponsor GCA into the credit card associations and various credit and debit networks to process ATM, credit card and debit card transactions on behalf of GCA in the United States on a non-exclusive basis.

•                 On March 1, 2011, the Company entered into a Credit Agreement with Deutsche Bank Trust Company Americas, as Administrative Agent, and the various lenders who are party thereto from time to time.  The Credit Agreement establishes a senior secured credit facility consisting of a term loan facility pursuant to which GCA can borrow up to $210 million and a revolving credit facility pursuant to which GCA can borrow up to $35 million.  The revolving credit facility includes provisions for the issuance of up to $10 million of letters of credit and up to $5 million in swingline loans.  The Credit Agreement also contains an increase option permitting GCA to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $50 million of additional term loan commitments subject to certain limitations and conditions set forth in the Credit Agreement.

•                 On March 29, 2011, the Company announced that it had appointed David Johnson to the position of Executive Vice President and General Counsel of the Company, effective on April 1, 2011.  On March 29, 2011, Kathryn Lever announced her resignation from the position of Executive Vice President and General Counsel of the Company.

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

Three months ended March 31, 2011 compared to three months ended March 31, 2010

The following table sets forth the unaudited condensed consolidated results of operations for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended
	March 31, 2011		March 31, 2010
	$	%	$	%
REVENUES:
Cash advance	$50,873	37.9%	$66,013	41.6%
ATM	71,191	53.0%	81,778	51.6%
Check services	6,411	4.8%	7,674	4.8%
Central Credit and other revenues	5,914	4.3%	3,047	2.0%
Total revenues	134,389	100.0%	158,512	100.0%

Cost of revenues (exclusive of depreciation and amortization)	(105,233)	(78.3)%	(119,649)	(75.5)%
Operating expenses	(16,105)	(12.0)%	(18,957)	(12.0)%
Amortization	(1,625)	(1.2)%	(1,966)	(1.2)%
Depreciation	(2,121)	(1.6)%	(2,417)	(1.5)%

OPERATING INCOME	9,305	6.9%	15,523	9.8%

INTEREST INCOME (EXPENSE), NET
Interest income	34	0.0%	42	0.0%
Interest expense	(5,181)	(3.9)%	(4,363)	(2.8)%
Loss on early extinguishment of debt	(943)	(0.7)%	—	0%

Total interest income (expense), net	(6,090)	(4.5)%	(4,321)	(2.7)%

INCOME BEFORE INCOME TAX PROVISION	3,215	2.4%	11,202	7.1%

INCOME TAX PROVISION	(1,473)	(1.1)%	(4,257)	(2.7)%

NET INCOME	1,742	1.3%	6,945	4.4%

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST	—	0.0%	5	0.0%

NET INCOME ATTRIBUTABLE TO GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES	$1,742	1.3%	$6,950	4.4%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$1.1		$1.3
ATM	$3.1		$3.6
Check warranty	$0.3		$0.3

Number of transactions completed (in millions):
Cash advance	2.1		2.8
ATM	17.7		20.6
Check warranty	1.1		1.3

Total Revenues

Total revenues for the three months ended March 31, 2011 were $134.4 million, a decrease of $24.1 million, or 15.2%, as compared to the three months ended March 31, 2010.  The primary driver of the decline in revenue was due to the lost business from Caesars and the revenue derived from Caesars was approximately $20.9 million in the first quarter of 2010.

Cash advance revenues for the three months ended March 31, 2011 were $50.9 million, a decrease of $15.1 million, or 22.9%, as compared to the three months ended March 31, 2010.  The number of cash advance transactions declined by approximately 0.7 million, or 23.6%, which is primarily due to the lost business of Caesars. The cash advance revenue from the loss of Caesars accounted for approximately $9.9 million during the three months ended March 31, 2010. The remainder of the decline in revenues is the result of lower transaction volume. Cash advance revenues continue to be impacted by overall difficult economic trends associated with the gaming industry as well as overall credit trends in the general economy.

ATM revenues for the three months ended March 31, 2011 were $71.2 million, a decrease of $10.6 million, or 13.0%, as compared to the three months ended March 31, 2010.  The number of ATM transactions declined by approximately 2.9 million or 14.2%, which is primarily due to the lost business of Caesars.  The ATM revenue from the loss of Caesars accounted for approximately $10.6 million during the three months ended March 31, 2010.  ATM revenue (after taking into account the lost business of Caesars) was approximately the same as the first quarter of 2010.

Check services revenues for the three months ended March 31, 2011 were $6.4 million, a decrease of $1.3 million, or 16.5%, as compared to the three months ended March 31, 2010.  The number of check services transactions declined by 0.2 million or 14.6%, which is primarily due to the closure of unprofitable booths across the enterprise.  Check services revenues have also been impacted by a long-term trend in which consumers continue to move from physical checks to electronic forms of transactions.  As a result of this trend, we expect check services revenues to be lower in 2011 than in 2010.

Other revenues for the three months ended March 31, 2011 were $5.9 million, an increase of $2.9 million or 94.1% due primarily to the revenues generated by Western Money Systems included in the results of operations for the three months ended March 31, 2011 but not in the same period of 2010.

We provide our cash access products and related services almost exclusively to gaming establishments for the purpose of enabling gaming patrons to access cash.  As a result, our business depends on consumer demand for gaming. As discussed above, the primary driver of the decline in revenue for the three months ended March 31, 2011 as compared to the same period in 2010 was due to the lost business from Caesars, our largest customer. Additionally, the cash advance segment of our business continues to experience pressure from the sustained difficult economic environment and slower than anticipated recovery of the use of credit in gaming establishments.

Costs and Expenses

Costs of revenues (exclusive of depreciation and amortization) for the three months ended March 31, 2011 were $105.2 million, a decrease of $14.4 million, or 12.1%, as compared to the three months ended March 31, 2010.  This decrease was primarily due to the decreases in commission-related expenses and interchange charges which are largely correlated with the decline in revenue discussed above. These decreases are offset by a continued pressure on margins associated with highly competitive contract renewals in 2010 as well as a significant increase in interchange costs incurred by the Company in the second quarter of 2010 that have not been fully passed on to customers.

Operating expenses for the three months ended March 31, 2011 were $16.1 million, a decrease of $2.9 million or 15.1%, as compared to the three months ended March 31, 2010.  This decrease was primarily due to lower employee-related costs and lower ATM and cash advance-related expenses.

Depreciation and amortization expenses for the three months ended March 31, 2011 were $3.7 million, a decrease of approximately $0.6 million, or 14.5%, as compared to the three months ended March 31, 2010.  This decrease was primarily due to the run-off of depreciation and amortization.

Primarily as a result of the factors described above, operating income for the three months ended March 31, 2011 was $9.3 million, a decrease of $6.2 million, or 40.1%, as compared to the three months ended March 31, 2010.

Interest expense, net for the three months ended March 31, 2011 was $6.1 million, an increase of $1.8 million, or 41.0% as compared to the three months ended March 31, 2010.  This increase is primarily due to the refinancing of all of the Company’s borrowings in March 2011.  The company incurred $0.9 million in one time debt retirement costs as well as $0.8 million in additional interest expense associated with the repayment of the Company’s senior subordinated notes.

Non-recurring Interest-Related Costs Associated with the Refinancing of Debt (in thousands)

Loss on the early extinguishment of debt	$943
Repayment of senior subordinated notes	838

$1,781

Income tax expense for the three months ended March 31, 2011 was $1.5 million, a decrease of $2.8 million, or 65.4%, as compared to the three months ended March 31, 2010.  The provision for income tax reflected an effective income tax rate of 45.8% and 38% for the three months ended March 31, 2011 and 2010, respectively.  The decrease in income tax expense was directly related to the decrease in income from operations before income tax expense of 71.3%.

Primarily as a result of the foregoing, net income was $1.7 million, a decrease of $5.2 million, or 74.9% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Information about our financial position as of March 31, 2011 and December 31, 2010 is presented below (in thousands):

	March 31,	December 31,	%
	2011	2010	Change

Cash and cash equivalents	$40,531	$60,636	-33%
Borrowings	200,000	208,750	-4%
Stockholders’ equity	146,373	143,478	2%

Cash Resources

Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures. Cash and cash equivalents at March 31, 2011 included cash in non-U.S. jurisdictions of approximately $7.6 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions, and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in settlement receivables. As of March 31, 2011, approximately $5.9 million was due to us, and we received these funds in early April 2011.  As of March 31, 2011, we had approximately $44.4 million in settlement liabilities due to our customers for these settlement services which were paid in early April 2011.

Due to the timing differences between receipt of settlement receivables and payments to customers for settlement liabilities our actual net cash position available for other corporate purposes is determined as the sum of the cash on hand and our settlement receivables minus our settlement liabilities.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2011 and 2010, respectively (amounts in thousands):

	Three Months Ended March 31,
	2011	2010

Net cash (used in) provided by operating activities	$(2,039)	$21,263
Net cash used in investing activities	(1,905)	(1,158)
Net cash provided by (used in) financing activities	(15,656)	1,400
Net effect of exchange rate changes on cash and cash equivalents	(505)	335
Net increase (decrease) in cash and cash equivalents	(20,105)	21,840
Cash and cash equivalents, beginning of period	60,636	84,768

Cash and cash equivalents, end of period	$40,531	$106,608

Net cash used in operating activities for the three months ended March 31, 2011 was $2.0 million as compared to net cash provided by operating activities of $21.3 million for the three months ended March 31, 2010.  For the three months ended March 31, 2011, the loss related to the early extinguishment of the old credit facility was $0.9 million.  Other non cash expenses provided by operating activity were $6.6 million.  Changes in operating assets and liabilities accounted for a net decrease of $11.2 million.

Net cash used in investing activities was $1.9 million for the three months ended March 31, 2011 due to capital investment as compared to $1.2 million used for capital investment for the three months ended March 31, 2010.

Net cash used in financing activities for the three months ended March 31, 2011 was $15.7 million due primarily to the repayment of the old credit facility of $208.8 million, the securing of the new credit facility of $214.0 million offset by the repayments against the New Senior Credit Facility of $14.0 million and $6.9 million of costs related to the issuance of the new credit facility.  Net cash used in financing activities for the three months ended March 31, 2010 was $1.4 million due primarily to proceeds from the exercises of stock options of $2.2 million offset by treasury stock purchases of $0.5 million and repayments against the old credit facility of $0.3 million.

Deferred Tax Asset

As of March 31, 2011, we had a net deferred income tax asset of $130.2 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for financial accounting purposes. They are amortized over 15 years for tax purposes, using the Company’s current earnings, which results in annual pretax income being approximately $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.4%, this results in annual tax payments being a maximum of approximately $19.0 million less than the provision for income taxes shown on the annual income statement for financial accounting purposes. Given the Company’s current estimates, this is an expected aggregate of $153.8 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. These deferred tax assets may be subject to certain limitations.  We believe that it is more likely than not that we will be able to utilize our deferred tax asset. However, the utilization of this tax asset is subject to many factors beyond our control including our earnings, a change of control of the Company and future estimations of earnings.

Other Liquidity Needs and Resources

In November 2010, we entered into a Contract Cash Solutions Agreement with Wells Fargo to supply us with currency needed for normal operating requirements of our domestic ATMs.  The maximum allowable average daily limit is $400 million, but Wells Fargo has agreed to allow us to exceed this amount by $50 million on a calendar day but not more than four times per calendar year and subject to certain additional conditions and limitations. On December 17, 2010, we terminated the Amended Treasury Services Agreement with Bank of America, our vault cash provider for a significant portion of 2010.  Under the terms of the Contract Cash Solutions Agreement and the Amended Treasury Services Agreement, we paid a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by a contractually defined cash usage rate.  This cash usage rate is determined by an applicable LIBOR plus a mutually agreed upon margin.  We are therefore exposed to interest rate risk to the extent that applicable LIBOR increases.  On March 31, 2011, the currency supplied by Wells Fargo pursuant to the Contract Cash Solutions Agreement was $375.2 million.

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

There were no material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed on March 14, 2011.

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

Wells Fargo supplies us with currency needed for normal operating requirements of the domestic ATMs operate pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR. We are therefore exposed to interest rate risk to the extent that the applicable LIBOR increases. As of March 31, 2011, the currency supplied by Wells Fargo pursuant to this agreement was $375.2 million. Based upon the average outstanding amount of currency to be supplied by Wells Fargo pursuant to this agreement during the first three months of 2011, which was $327.1 million, each 1% increase in the applicable LIBOR would have a $3.3 million impact on income before taxes over a 12-month period.  Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

Our New Senior Credit Facility bears interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate or based on LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. At March 31, 2011, the weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0%. Based upon the outstanding balance on the New Senior Credit Facility of $200 million on March 31, 2011, each 1% increase in the applicable LIBOR would add an additional $2.0 million of interest expense over a 12-month period.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are a number of factors that may affect the Company’s business and financial results or stock price.  A complete description of these factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to those factors in the three months ended March 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases and Withholding of Equity Securities

					Total Number		Maximum
					of Shares		Approximate Dollar
	Total Number		Average Price		Purchased as		Value of Shares that
	of Shares		per Share		Part of Publicly		May Yet Be Purchased
	Purchased or		Purchased or		Announced Plans		Under the Plans or
	Withheld		Withheld		or Programs		Programs
01/1/11 – 01/31/11	—	(1)	$—		—	(1)	$17,324,976	(4)
02/1/11 – 02/28/11	—	(1)	—		—	(1)	$17,324,976	(4)
03/1/11 – 03/31/11	—	(1)	—		—	(1)	$17,324,976	(4)
Subtotals	—	(1)	—		—	(1)

01/1/11 – 01/31/11	5,527	(2)	$3.22	(3)	5,527	(2)	$—	(4)
02/1/11 – 02/28/11	5,547	(2)	3.70	(3)	5,547	(2)	$—	(4)
03/1/11 – 03/31/11	4,245	(2)	3.17	(3)	4,245	(2)	$—	(4)
Subtotals	15,319	(2)	3.38	(3)	15,319	(2)

Total	15,319		$3.38		15,319

(1)

For the three months ended March 31, 2011, there were no repurchases of common stock pursuant to the Rule 10b-18 share repurchase authorization that we publicly announced on February 16, 2010. Our Board of Directors authorized the repurchase of up to $25.0 million worth of common stock. The share buyback program does not obligate us to repurchase any specific number of shares and can be suspended or terminated at any time.

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

(4)

Represents the maximum approximate dollar value of shares of common stock available for repurchase pursuant to Rule 10b-18 share repurchase authorization at the end of the stated period. As of March 31, 2011, the maximum dollar value of shares that may yet be purchased pursuant to the Rule 10b-18 share buyback program is $17.3 million. However, there are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

ITEM 6. EXHIBITS

Exhibit No.	Description.

10.1*	Subsidiaries Guaranty among Certain Subsidiaries of Global Cash Access Holdings, Inc. and Deutsche Bank Trust Company Americas as Administrative Agent, dated March 1, 2011.

10.2*

Pledge Agreement among Global Cash Access, Inc., Global Cash Access Holdings, Inc., Certain Subsidiaries of Global Cash Access Holdings, Inc., and Deutsche Bank Trust Company Americas as Collateral Agent, dated March 1, 2011.

10.3*

Security Agreement among Global Cash Access Holdings, Inc., Global Cash Access, Inc., Certain Subsidiaries of Global Cash Access Holdings, Inc. and Deutsche Bank Trust Company Americas as Collateral Agent, dated March 1, 2011.

31.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 10, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 10 , 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Scott Betts, Chief Executive Officer and Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 10 , 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 10, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2011	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)	(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
Chief Financial Officer
(For the Registrant as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description.

10.1*	Subsidiaries Guaranty among Certain Subsidiaries of Global Cash Access Holdings, Inc. and Deutsche Bank Trust Company Americas as Administrative Agent, dated March 1, 2011.

10.2*

Pledge Agreement among Global Cash Access, Inc., Global Cash Access Holdings, Inc., Certain Subsidiaries of Global Cash Access Holdings, Inc., and Deutsche Bank Trust Company Americas as Collateral Agent, dated March 1, 2011.

10.3*

Security Agreement among Global Cash Access Holdings, Inc., Global Cash Access, Inc., Certain Subsidiaries of Global Cash Access Holdings, Inc. and Deutsche Bank Trust Company Americas as Collateral Agent, dated March 1, 2011.

31.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 10, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 10, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Scott Betts, Chief Executive Officer and Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 10, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 10, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith