Form 10-Q
period 2011-06-30
Global Cash Access Holdings, Inc.
filed 2011-08-09
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of August 4, 2011, there were 64,668,967 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value)

(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$25,256	$60,636
Restricted cash and cash equivalents	455	455
Settlement receivables	7,101	10,374
Other receivables, net	16,006	15,211
Inventory	5,217	3,845
Prepaid and other assets	16,041	8,200
Property, equipment and leasehold improvements, net	16,936	16,648
Goodwill	180,158	185,110
Other intangibles, net	29,111	26,368
Deferred income taxes	126,051	131,547

Total assets	$422,332	$458,394

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$41,029	$59,741
Accounts payable	28,720	28,562
Accrued expenses	15,748	17,863
Borrowings	187,000	208,750

Total liabilities	272,497	314,916

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 500,000 shares authorized and 85,301 and 85,006 shares issued at June 30, 2011 and December 31, 2010, respectively.	85	85
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at June 30, 2011 and December 31, 2010, respectively.	—	—
Additional paid in capital	200,735	197,048
Retained earnings	91,547	88,796
Accumulated other comprehensive income	2,615	2,587
Treasury stock, at cost, 20,660 and 20,626 shares at June 30, 2011 and December 31, 2010, respectively.	(145,147)	(145,038)

Total stockholders’ equity	149,835	143,478

Total liabilities and stockholders’ equity	$422,332	$458,394

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES

Cash Advance	$50,250	63,956	101,123	129,968
ATM	71,214	80,631	142,405	162,409
Check Services	6,924	7,914	13,335	15,588
Central Credit and other revenues	6,664	4,649	12,578	7,697

Total revenues	135,052	157,150	269,441	315,662

Cost of revenues (exclusive of depreciation and amortization)	(105,714)	(120,017)	(210,947)	(239,667)
Operating expenses	(17,289)	(19,338)	(33,394)	(38,296)
Amortization	(2,695)	(1,723)	(4,320)	(3,689)
Depreciation	(2,212)	(2,343)	(4,333)	(4,759)

OPERATING INCOME	7,142	13,729	16,447	29,251

INTEREST INCOME (EXPENSE)
Interest income	26	37	60	79
Interest expense	(4,633)	(4,178)	(9,814)	(8,540)
Loss on early extinguishment of debt	—	—	(943)	—

Total interest expense	(4,607)	(4,141)	(10,697)	(8,461)

INCOME BEFORE INCOME TAX PROVISION	2,535	9,588	5,750	20,790

INCOME TAX PROVISION	(1,526)	(3,643)	(2,999)	(7,900)

NET INCOME	1,009	5,945	2,751	12,890

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST	—	(61)	—	(56)

NET INCOME ATTRIBUTABLE TO GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES	1,009	5,884	2,751	12,834

Foreign currency translation, net of tax	7	(218)	28	(180)

COMPREHENSIVE INCOME	$1,016	$5,666	$2,779	$12,654

Earnings per share
Basic	$0.02	$0.09	$0.04	$0.19
Diluted	$0.02	$0.09	$0.04	$0.19

Weighted average number of common shares outstanding:
Basic	63,969	65,836	63,961	66,782
Diluted	64,094	67,926	64,117	68,869

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,751	$12,890
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Amortization of financing costs	633	486
Amortization of intangibles	4,320	3,689
Depreciation	4,333	4,759
Gain on sale or disposal of assets	—	(48)
Provision for bad debts	2,741	2,802
Loss on early extinguishment of debt	943	—
Stock-based compensation	3,336	4,336
Changes in operating assets and liabilities:
Settlement receivables	18,301	18,381
Other receivables, net	1,099	2,114
Inventory	(4,008)	58
Prepaid and other assets	(2,269)	1,905
Deferred income taxes	2,755	7,647
Settlement liabilities	(33,755)	(21,419)
Accounts payable	152	2,969
Accrued expenses	(6,105)	2,355

Net cash (used in) provided by operating activities	(4,773)	42,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Western Money Systems, net of cash	(14)	(15,352)
Purchase of property, equipment and leasehold improvements	(541)	(3,819)
Purchase of other intangibles	(792)	(1,027)
Changes in restricted cash and cash equivalents	—	(101)

Net cash used in investing activities	(1,347)	(20,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Defeasance of old credit facility	(208,750)	—
Repayments against old credit facility	—	(25,500)
Securing of new credit facility	214,000	—
Issuance costs of new credit facility	(7,099)	—
Repayments against new credit facility	(27,000)	—
Proceeds from exercise of stock options	351	5,538
Purchase of treasury stock	(109)	(25,675)

Net cash used in financing activities	(28,607)	(45,637)

(continued)

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2011	2010
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(653)	$392

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,380)	(22,620)

CASH AND CASH EQUIVALENTS - Beginning of period	60,636	84,768

CASH AND CASH EQUIVALENTS - End of period	$25,256	$62,148

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$11,252	$8,564
Cash paid for taxes, net of refunds	$280	$359

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                      BUSINESS AND BASIS OF PRESENTATION

Overview

Global Cash Access Holdings, Inc. (“Holdings”) is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. (“GCA”).  Unless otherwise indicated, the terms “the Company,” “Holdings,” “we,” “us” and “our” refer to Holdings together with its consolidated subsidiaries. Holdings, was formed on February 4, 2004 for the purpose of holding all of the outstanding capital stock of GCA and to guarantee the obligations under our senior secured credit facilities.

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and six months ended June 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year.

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

•                  the estimated effective income tax rate; and

•                  the estimated cash flows in assessing the recoverability of long-lived assets.

2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements presented for the three and six months ended June 30, 2011 and 2010 and as of June 30, 2011 and December 31, 2010 include the accounts of Holdings and its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Earnings Applicable to Common Stock

Basic earnings per share are calculated by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflect the effect of potential common stock resulting from assumed stock option exercises.

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding - basic (1)	63,969	65,836	63,961	66,782
Potential dilution from equity grants (2)(3)	125	2,090	156	2,087

Weighted average common shares outstanding - diluted	64,094	67,926	64,117	68,869

(1)          Included in the calculation of weighted average common shares outstanding — basic are 5 and 18 and 146 and 250 unvested shares of restricted common stock of Holdings granted in share-based payment transactions for the three and six months ended June 30, 2011 and 2010, respectively, that are participating securities because such shares have voting rights as well as the right to participate in dividend distributions made by the Company to its common stockholders.

(2)          The potential dilution excludes the weighted average effect of stock options to acquire 70 and 94 and 1,459 and 1,486 shares of common stock of Holdings for the three and six months ended June 30, 2011 and 2010, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

(3)          The potential dilution excludes the weighted average effect of shares of time-based shares of restricted common stock of Holdings of 55 and 62 and 631 and 600 shares for the three and six months ended June 30, 2011 and 2010, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warranty Receivables

In the check services transactions provided by Central Credit, Central Credit warrants check cashing transactions performed at gaming establishments.  If a gaming establishment chooses to have a check warranted, it sends a request to a check warranty service provider, asking whether it will warrant the check.  The gaming establishment then pays the patron the check amount and deposits the check.  If the check is dishonored by the patron’s bank, the gaming establishment invokes the warranty and the check warranty service provider purchases the check from the gaming establishment for the full check amount and then pursues collection activities on its own. All amounts paid out to the gaming establishment related to these items result in a warranty receivable from the patron.  This amount is recorded in other receivables, net on the condensed consolidated balance sheets.  On a monthly basis, Central Credit evaluates the collectability of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables.  The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the condensed consolidated statements of income.  The Company writes off substantially all warranty receivables that are older than one year in age.

A summary of the activity for the check warranty reserve for the six months ended June 30, 2011, is as follows (amounts in thousands):

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Six months ended June 30, 2011	$7,036	$4,641	$(4,160)	$7,517

Fair Values of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

The carrying amount of cash and cash equivalents, other receivables, net, settlement receivables and settlement liabilities approximates fair value due to the short-term maturities of these instruments. The fair value of GCA’s borrowings are estimated based on quoted market prices for the same issue or in instances where no market exists the quoted market prices for similar issues with similar terms are used to estimate fair value. The fair values of all other financial instruments, including amounts outstanding under the ATM funding agreements approximate their book values as the instruments are short-term in nature or contain market rates of interest.

GCA uses the market approach when measuring the fair value of an asset or liability for recurring and nonrecurring fair value measurements categorized within Levels 1 and 2 of the fair value hierarchy.  Level 1 inputs are quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted market prices that are directly or indirectly observable for the asset or liability.  The market approach uses prices and other relevant information from market transactions involving identical or comparable assets or liabilities to measure fair value.  Level 3 inputs indicate that the fair value is determined using pricing inputs that are unobservable for the investment and include situations where there is little, if any, market activity for the investment.  Significant management estimates and judgment are used in the determination of the fair value of level 3 pricing inputs.  The Company does not have any assets or liabilities with level 3 inputs.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair value and carrying value of GCA’s borrowings (amounts in thousands):

	Level of	Fair	Carrying
	Hierarchy	Value	Value
June 30, 2011
New senior secured credit facility	1	188,169	187,000

December 31, 2010
Old senior secured credit facility	2	81,000	81,000
Senior subordinated notes	1	128,229	127,750

Inventory

Inventory consists of finished goods such as redemption kiosk devices, work-in-progress and raw materials and is stated at lower of cost or market.  The cost of inventory includes cost of materials, labor, overhead and freight.  Inventory is accounted for using the average cost method.  Inventory as of June 30, 2011 and December 31, 2010 was $5.2 million and $3.8 million, respectively.  All inventory was acquired as part of the Western Money acquisition in May 2010.

Acquisitions

The Company accounts for business combinations in accordance with the accounting standards, which require that the assets acquired and liabilities assumed be recorded at their estimated fair values.  The Company completed its acquisition of Western Money in May 2010, in which 100 percent of the outstanding common shares of Western Money were acquired for a purchase price net of cash of $15.4 million.  This acquisition did not have a material impact on the consolidated financial statements of the Company as of and for the year ended December 31, 2010.  During the quarter ended June 30, 2011, the Company completed its determination of the estimated fair values of assets acquired and liabilities assumed in the Western Money acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Western Money (in thousands):

Net working capital	$3,516
Property, plant and equipment	2,320
Intangible assets	6,284
Goodwill	5,745
Deferred income tax liabilities	(2,498)
Net assets acquired (excluding cash)	$15,367

In connection with the acquisition, the Company acquired $6.3 million of intangible assets, of which $4.0 million was assigned to customer contracts, which will be amortized over eleven years on an accelerated basis as illustrated below.  The adjustments to the preliminary fair value amounts have not been applied retrospectively to the condensed consolidated balance sheet as of December 31, 2010 or the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2010, as the impact of the final purchase price allocations was not material to previously reported financial statements.

The following table shows the amortization of the customer contracts (in thousands):

	Amount	2010	2011	2012	2013	2014	Thereafter
Customer contracts	$3,962	$256	$516	$583	$556	$494	$1,557

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other intangibles acquired include $0.7 million of trademarks which will be amortized on a straight-line basis over 10 years and $1.4 million of developed technology and $0.2 million of non-compete agreements both of which will be amortized on a straight-line basis over their useful lives of 5 years and 2 years, respectively.

3.                      ATM FUNDING AGREEMENTS

On December 19, 2007, GCA entered into the Treasury Services Agreement with Bank of America to utilize up to $360 million in funds owned by Bank of America to provide currency needed for normal operating requirements for the Company’s ATMs.  For the use of these funds, the Company paid Bank of America a cash usage fee equal to the average daily balance of funds utilized multiplied by the one-month LIBOR plus a contractually defined margin.

On December 13, 2010, the Company terminated the Treasury Services Agreement with Bank of America, and entered into the Contract Cash Solutions Agreement with Wells Fargo to utilize up to $400 million in funds owned by Wells Fargo. The Contract Cash Solutions Agreement provides essentially the same services as provided under the Treasury Services Agreement.

As of June 30, 2011 and December 31, 2010, the outstanding balances of ATM cash utilized by GCA from Wells Fargo and Bank of America were $383.9 million and $368.4 million, respectively.  For the three and six months ended June 30, 2011 and 2010, the cash usage fees incurred by the Company were $0.7 million and $1.3 million and $0.5 million and $0.9 million, respectively, and is reflected as interest expense within the condensed consolidated statements of income.

The Company is responsible for any losses of cash in the ATMs under its agreements with Wells Fargo and Bank of America.  The Company is self-insured related to this risk.  For the three and six months ended June 30, 2011 and 2010, the Company incurred no material losses related to this self-insurance.

Site Funded ATMs

The Company operates some ATMs at customer locations where the customer provides the cash required for the ATM operational needs. The Company is required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities in the accompanying condensed consolidated balance sheets and was $23.3 million and $28.6 million as of June 30, 2011 and December 31, 2010, respectively. The Company operated 1,329 and 1,510 site-funded ATMs, as of June 30, 2011 and December 31, 2010, respectively.

4.                      BENEFIT PLANS

The Company has issued stock options to acquire shares of the common stock of the Company to directors, officers and key employees under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”). Options under the 2005 Plan (other than those granted to non-employee directors) will vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years.  Options are issued at the current market price on the date of grant, with a contractual term of 10 years.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of award activity under the 2005 Plan as of June 30, 2011 and changes during the six months ended is as follows:

	Options	Weighted Average Exercise Prices	Weighted Average Life Remaining	Aggregate Intrinsic Value
				(in thousands)

Outstanding - December 31, 2010	8,756,110	$7.50	7.3 years	$2,336

Granted	2,031,150
Exercised	(159,464)
Forfeited	(789,347)

Outstanding - June 30, 2011	9,838,449	$6.71	7.4 years	$2,001

Exercisable - June 30, 2011	5,240,285	$8.60	6.3 years	$950

The fair value of options was determined as of the date of grant using Black-Scholes option pricing model with the following weighted-average assumption in the period ended June 30, 2011 and 2010.

	2011	2010
Risk-free interest rate	2.5%	2.6%
Expected life of options (in years)	6.3	6.3
Expected volatility of GCA’s stock price	62.9%	59.0%
Expected dividend yield	0.0%	0.0%

As of June 30, 2011, there was $10.2 million in unrecognized compensation expense related to options expected to vest.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.2 years.  During the six months ended June 30, 2011, the Company granted options to acquire 2.0 million shares of common stock, received $0.4 million in proceeds from the exercise of options and recorded $3.6 million in non-cash compensation expense related to options granted that are expected to vest.

As of June 30, 2010, there was $14.5 million in unrecognized compensation expense related to options expected to vest.  This cost was expected to be recognized on a straight-line basis over a weighted average period of 1.5 years.  During the six months ended June 30, 2010, the Company granted options to acquire 1.5 million shares of common stock, received $5.5 million in proceeds from the exercise of options and recorded $3.4 million in non-cash compensation expense related to options granted that are expected to vest.

Restricted Stock

The Company began issuing shares of restricted common stock of the Company to directors, officers and key employees in the first quarter of 2006.  The vesting provisions are similar to those applicable to options. Because these shares of restricted stock are issued primarily to employees of the Company, some of the shares issued will be withheld by the Company to satisfy the minimum statutory tax withholding requirements applicable to such restricted stock awards.  Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced and the number of shares included within treasury stock is increased by the amount of shares withheld.  During the six months ended June 30, 2011, the Company withheld 33,288 shares of restricted stock from employees with a cumulative vesting commencement date fair value of $0.1 million.  These amounts have been included as part of the total treasury stock repurchased during the period.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of all non-vested awards for the Company’s time-based restricted stock awards as of June 30, 2011 is as follows:

		Weighted Average
	Shares	Grant Date Fair	Aggregate
	Outstanding	Value	Fair Value
			(in thousands)
Balance, December 31, 2010	481,050	$2.55	$1,227

Granted	—	—	—
Vested	(135,321)	3.27	(443)
Canceled	(28,488)	2.21	(63)

Balance - June 30, 2011	317,241	$2.27	$721

As of June 30, 2011, there was $0.8 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 0.7 years.  During the six months ended June 30, 2011, there were 135,321 shares of time-based restricted shares vested, and we recorded $0.3 million in non-cash compensation expense related to restricted stock granted that is expected to vest.

As of June 30, 2010, there was $2.2 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest.  This cost was expected to be recognized on a straight-line basis over a weighted average period of 1.2 years.  During the six months ended June 30, 2010, there were 324,917 shares of time-based restricted shares vested, and we recorded $0.9 million in non-cash compensation expense related to the restricted stock granted that is expected to vest.

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

6.                      BORROWINGS

On March 1, 2011, the Company refinanced all of its indebtedness outstanding under the Second Amended and Restated Credit Agreement (as described below) and repaid its obligations under the senior subordinated notes with proceeds from the New Senior Credit Facility as described below.

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

On March 1, 2011, GCA, together with its sole stockholder, Holdings entered into a Credit Agreement (“the Credit Agreement”) with certain lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Wells Fargo Securities, LLC, as Syndication Agent.  The New Senior Credit Facility established by the Credit Agreement provides for a $210.0 million term loan facility and a $35.0 million revolving credit facility.  The revolving credit facility includes provisions for the issuance of up to $10.0 million of letters of credit and up to $5.0 million in swingline loans.  The Credit Agreement also contains an increase option permitting GCA to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $50.0 million in additional term loan commitments.  All $210 million of available borrowings under the term loan facility were borrowed concurrent with the establishment of the New Senior Credit Facility.  Once repaid, no amounts under the term loan facility may be reborrowed.  In addition, $4 million of available borrowings under the revolving credit facility were borrowed concurrent with the establishment of the New Senior Credit Facility.  Once repaid, amounts under the revolving credit facility may be reborrowed.

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

Borrowings under the New Senior Credit Facility bear interest at either (x) a specified base rate plus a 4.50% margin, or (y) LIBOR plus a 5.5% margin.  The base rate minimum is 2.50% and the LIBOR minimum is 1.50%.  Interest in respect of base rate loans is payable quarterly in arrears and interest in respect of LIBOR loans is payable in arrears at the end of the applicable interest period and every three months in the case of interest periods in excess of three months. Interest is also payable at the time of repayment of any loans and at maturity.  As of June 30, 2011, the balance of the New Senior Credit Facility is $187.0 million consisting of $187.0 million under the term loan facility and $0 under the revolving credit facility.  The weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0%.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The New Senior Credit Facility is unconditionally guaranteed by Holdings and each direct and indirect domestic subsidiary of GCA.  All amounts owing under the New Senior Credit Facility are secured by a first priority perfected security interest in all stock (but only 65% of the stock of foreign subsidiaries), other equity interests and promissory notes owned by GCA and a first priority perfected security interest in all other tangible and intangible assets owned by GCA and the guarantors.

The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults.  As of June 30, 2011, the Company is in compliance with the required covenants.

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

Senior Subordinated Notes

On March 10, 2004, GCA completed a private placement offering of $235.0 million of 8.75% senior subordinated notes due 2012 (the “Notes”).  All of GCA’s existing and future domestic wholly owned subsidiaries were guarantors of the Notes on a senior subordinated basis. In addition, effective upon the closing of our initial public offering of common stock, Holdings guaranteed, on a subordinated basis, all of GCA’s obligations under the Notes.

Interest on the Notes accrued based upon a 360-day year comprised of twelve 30-day months and was payable semiannually on March 15th and September 15th.  On October 31, 2005, $82.3 million or 35% of these Notes were redeemed at a price of 108.75% of face, out of the net proceeds from our initial public offering. GCA could have redeemed all or a portion of the Notes at redemption prices of 104.375%, on or after March 15, 2008, 102.19% on or after March 15, 2009, or 100.00% on or after March 15, 2010.  On May 3, 2010, GCA redeemed prior to their maturity $25.0 million in the aggregate principal amount of the Notes at a redemption price of 100% of the principal amount of such Notes.  As of December 31, 2010, the Company had $127.8 million in borrowings outstanding under the indenture governing the Notes.

7.                      RELATED PARTY TRANSACTIONS

Michael Rumbolz, who serves as a member of our Board of Directors, also serves as a member of the board of directors of Affinity Gaming, LLC (“Affinity”), formerly Herbst Gaming, LLC.  The Company provides various cash access products and services to Affinity.  Mr. Rumbolz receives both cash and equity compensation from Affinity in consideration for serving on the board of directors of Affinity, however, none of this consideration is tied in any manner to the Company’s performance or obligations under its cash access agreements with Affinity.  In addition, Mr. Rumbolz was not involved in the negotiation of the Company’s cash access agreements with Affinity.

8.                      INCOME TAXES

The Company’s effective income tax rate from continuing operations for the three and six months ended June 30, 2011 and 2010 was 60.2%, 52.2% and 38.0% and 38.0%, respectively.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the recorded income tax expense for the three and six months ended June 30, (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Provision for income taxes	$1,526	$3,643	$2,999	$7,900
Benefit for income taxes, minority loss	—	(34)	—	(31)
Provision for income taxes, GCA Holdings, Inc.	$1,526	$3,609	$2,999	$7,869

The Company accounts for uncertain tax positions in accordance with the accounting guidance issued in July 2006, which clarifies the accounting and disclosure for uncertainty in tax positions.  As of June 30, 2011, there has been no change to the balance of unrecognized tax benefits reported at December 31, 2010.

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

Other lines of business, none of which exceed the established materiality for segment reporting, include Western Money, Arriva, credit reporting services, Western Union and Casino Marketing Services, among others.

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

Major Customers

For the three and six months ended June 30, 2011, none of our customers had combined revenues from all segments equal to or exceeding 10.0%.  For the three and six months ended June 30, 2010, the combined revenues from our largest customer, Caesars Entertainment Corporation (“Caesars”) (formerly Harrah’s Operating Company, Inc.) and its subsidiaries and affiliates, was approximately $21.5 million and $43.3 million, respectively, representing 13.8% and 13.8% of the Company’s total consolidated revenues, respectively.  For the three and six months ended June 30, 2011 and 2010, our five largest customers accounted for approximately 28.5% and 29.1% and 34.6% and 34.8%, respectively, of our total revenue.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The tables below present the results of operations by operating segment for the three and six months ended June 30, 2011 and 2010 and total assets by operating segment as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	Cash		Check
	Advance	ATM	Services	Other	Corporate	Total
Three Months Ended June 30, 2011

Revenues	$50,251	$71,214	$6,924	$6,663	$—	$135,052
Operating income (1)	$7,171	$13,900	$4,159	$6,042	$(24,130)	$7,142

Three Months Ended June 30, 2010

Revenues	$63,956	$80,631	$7,914	$4,649	$—	$157,150
Operating income (1)	$12,706	$9,992	$4,696	$4,235	$(17,900)	$13,729

Six Months Ended June 30, 2011

Revenues	$101,123	$142,405	$13,335	$12,578	$—	$269,441
Operating income (1)	$15,587	$22,590	$7,589	$11,372	$(40,691)	$16,447

Six Months Ended June 30, 2010

Revenues	$129,968	$162,409	$15,588	$7,697	$—	$315,662
Operating income (1)	$27,378	$20,546	$9,205	$6,600	$(34,478)	$29,251

(1) - Depreciation and amortization expense for segment presentation purposes have been included within the Corporate segment, and have not been allocated to individual operating segments.

	June 30,	December 31,
Total Assets	2011	2010

Cash advance	$126,187	$138,631
ATM	54,516	52,424
Check services	30,273	33,816
Other	39,701	38,003
Corporate	171,655	195,520

Total assets	$422,332	$458,394

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business which includes our business goals, key events occurring in the three and six months ended June 30, 2011 and certain trends, risks and challenges. We then discuss our results of operations for the three and six months ended June 30, 2011 as compared to the same period for 2010, respectively. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity needs and off-balance sheet arrangements. We conclude with a discussion of critical accounting policies and their impact on our unaudited condensed consolidated financial statements.

You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2010 Annual Report on Form 10-K (our “2010 10-K”). When reviewing our MD&A, you should also refer to the description of our Critical Accounting Policies and Estimates in our 2010 10-K because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.”  Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could adversely or positively affect our future results include: the future financial performance of the gaming industry, the behavior of financial markets, including fluctuations in interest rates; the impact of regulation and regulatory changes (including any changes to the scope and timing of the implementation of the Durbin Amendment and the rules and regulations promulgated pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act), investigative and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of our 2010 10-K.

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

Key Events during the Three Months Ended June 30, 2011

•                 On June 16, 2011, Helen Mari Ellis resigned from the position of Executive Vice President, Development and Technology of the Company.

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

•                 The Company is facing increased competition from smaller competitors in the gaming cash access market and may face additional competition from gaming equipment manufacturers and systems providers.

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

•                 We believe that the implementation of the Durbin Amendment and the Federal Reserve Board’s implementing rule that imposes caps on the amount of the debit card interchange fees, will have a material positive impact on our financial performance beginning in the fourth quarter of 2011 due to the anticipated decrease in the amount of interchange expense that we will be required to pay on both PIN-based and signature-based debit card transactions.  Specifically, we believe that our gross margins (exclusive of depreciation and amortization) for the year ended December 31, 2011, will increase by approximately 100 basis points as a result of such anticipated decreases in interchange expense.

Results of Operations

Three and six months ended June 30, 2011 compared to three and six months ended June 30, 2010

The following table presents our unaudited condensed consolidated results of operations for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	%	2011	2010	%
REVENUES:
Cash advance	$50,250	$63,956	(21)%	$101,123	$129,968	(22)%
ATM	71,214	80,631	(12)%	142,405	162,409	(12)%
Check services	6,924	7,914	(13)%	13,335	15,588	(14)%
Central Credit and other revenues	6,664	4,649	43%	12,578	7,697	63%
Total revenues	135,052	157,150	(14)%	269,441	315,662	(15)%

Cost of revenues (exclusive of depreciation and amortization)	(105,714)	(120,017)	(12)%	(210,947)	(239,667)	(12)%
Operating expenses	(17,289)	(19,338)	(11)%	(33,394)	(38,296)	(13)%
Amortization	(2,695)	(1,723)	56%	(4,320)	(3,689)	17%
Depreciation	(2,212)	(2,343)	(6)%	(4,333)	(4,759)	(9)%

OPERATING INCOME	7,142	13,729	(48)%	16,447	29,251	(44)%

INTEREST INCOME (EXPENSE), NET
Interest income	26	37	(30)%	60	79	(24)%
Interest expense	(4,633)	(4,178)	11%	(9,814)	(8,540)	15%
Loss on early exstinguishment of debt	—	—		(943)	—

Total interest income (expense), net	(4,607)	(4,141)	11%	(10,697)	(8,461)	26%

INCOME BEFORE INCOME TAX PROVISION	2,535	9,588	(74)%	5,750	20,790	(72)%

INCOME TAX PROVISION	(1,526)	(3,643)	(58)%	(2,999)	(7,900)	(62)%

NET INCOME	1,009	5,945	(83)%	2,751	12,890	(79)%

PLUS: NET LOSS (INCOME) ATTRIBUTABLE TO MINORITY INTEREST	—	(61)	(100)%	—	(56)	(100)%

NET INCOME ATTRIBUTABLE TO GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES	$1,009	$5,884	(83)%	$2,751	$12,834	(79)%

OTHER DATA:
Aggregate dollar amount processed (in billions):
Cash advance	$1.1	$1.3	(15)%	$2.1	$2.6	(19)%
ATM	$3.1	$3.5	(11)%	$6.2	$7.1	(13)%
Check warranty services	$0.3	$0.3	0%	$0.6	$0.6	0%

Number of transactions completed (in millions):
Cash advance	2.1	2.7	(22)%	4.2	5.5	(24)%
ATM	17.4	20.1	(13)%	35.0	40.7	(14)%
Check warranty services	1.1	1.3	(15)%	2.2	2.6	(15)%

Total Revenues

Total revenues for the three and six months ended June 30, 2011 were $135.1 million and $269.4 million, respectively, a decrease of $22.1 million and $46.2 million, or 14.1% and 14.6%, respectively, as compared to the three and six months ended June 30, 2010.  The primary driver of the decreased revenue for the three and six months ended June 30, 2011 was the decline in revenue due to the lost business from Caesars.  Revenue from Caesars for the three and six months ended June 30, 2010 was approximately $21.3 million and $43.0 million, respectively.

Cash advance revenues for the three and six months ended June 30, 2011 were $50.3 million and $101.1 million, a decrease of $13.7 million and $28.8 million, or 21.4% and 22.2%, respectively, as compared to the three and six months ended June 30, 2010.  The number of cash advance transactions declined by approximately 0.6 million and 1.3 million, or 22.1% and 22.8%, respectively, which is primarily due to the lost business from Caesars.  The cash advance revenue from the lost business from Caesars accounted for approximately $10.1 million and $20.0 million, respectively, during the three and six months ended June 30, 2010.  Cash advance revenues for the three and six months ended June 30, 2011, adjusted for the lost business of Caesars, were down 6.1% and 7.3%, respectively, as compared to cash advance revenues for the three and six months ended June 30, 2010 due primarily to the lower volume of cash advance transactions.  Cash advance revenues continue to be impacted by overall difficult economic trends associated with the gaming industry as well as overall credit trends in the general economy.

ATM revenues for the three and six months ended June 30, 2011 were $71.2 million and $142.4 million, a decrease of $9.4 million and $20.0 million, or 11.7% and 12.3%, respectively, as compared to the three and six months ended June 30, 2010.  The number of ATM transactions declined by approximately 2.7 million and 5.7 million, or 13.6% and 13.9%, respectively, which is primarily due to the lost business of Caesars.  The ATM revenues from the lost business of Caesars, for the three and six months ended June 30, 2011, accounted for approximately $10.8 million and $21.7 million, respectively.  ATM revenue per transaction for the three and six months ended June 30, 2011 was $4.10 and $4.07, slightly up by $0.09 and $0.07, or 2.2% and 1.8%, respectively, as compared to the three and six months ended June 30, 2010.  ATM revenues for the three and six months ended June 30, 2011, adjusted for the lost business of Caesars, were up approximately 3.5% and 1.7%, respectively, as compared to the ATM revenues for the three and six months ended June 30, 2010.

Check services revenues for the three and six months ended June 30, 2011 were $6.9 million and $13.3 million, a decrease of $1.0 million and $2.3 million, or 12.5% and 14.5%, respectively, as compared to the three and six months ended June 30, 2010.  This decrease was primarily due to the decrease in number of check services transactions by 0.2 million and 0.3 million, or 12.5% and 13.6%, respectively, which accounted for approximately $0.9 million and $2.0 million in lost revenues due to the closure of unprofitable booths during the three and six months ended June 30, 2011 as compared to the same periods of 2010.  Check services revenues have also been impacted by a long-term trend in which consumers continue to move from physical checks to electronic forms of transactions.  As a result of this trend, we expect check services revenues to be lower in 2011 than in 2010.

Other revenues for the three and six months ended June 30, 2011 were $6.7 million and $12.6 million, an increase of $2.0 million and $4.9 million, or 43.3% and 63.4%, respectively, due primarily to the revenues generated by Western Money Systems included in the results of operations for the three and six months ended June 30, 2011, but not included in the first four months of 2010.  Western Money Systems was acquired in May 2010.

We provide our cash access products and related services almost exclusively to the gaming establishments for the purpose of enabling gaming patrons to access cash.  As a result, our business depends on consumer demand for gaming.  As discussed above, the primary driver of the decline in revenue for the three and six months ended June 30, 2011 as compared to the same periods of 2010 was due to the lost business from Caesars, our then largest customer.  Additionally, the cash advance segment of our business continues to experience pressure from sustained difficult economic environment and slower than anticipated recovery of the use of credit in gaming establishments.

Costs and Expenses

Costs of revenues (exclusive of depreciation and amortization) for the three and six months ended June 30, 2011 were $105.7 million and $210.9 million, a decrease of $14.3 million and $28.7 million,  or 11.9% and 12.0%, respectively, as compared to the three and six months ended June 30, 2010.  This decrease was primarily due to the decreases in commission-related expenses of $11.7 million and $23.8 million and interchange charges of $4.8 million and $9.1 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, which are largely correlated with the decline in revenues discussed above.

Operating expenses (exclusive of depreciation and amortization) for the three and six months ended June 30, 2011 were $17.3 million and $33.4 million, a decrease of $2.0 million and $4.9 million, or 10.6% and 12.8%, respectively, as compared to the three and six months ended June 30, 2010.  This decrease was primarily due to lower employee-related costs of $1.1 million and $2.2 million, lower ATM-related expenses of $0.5 million and $1.2 million and lower professional services expenses of $0.9 million and $1.1 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010.

Depreciation and amortization expenses for the three and six months ended June 30, 2011 were $4.9 million and $8.6 million.  Depreciation and amortization increased by approximately $1.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively, as compared to the same period of 2010. The increase for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily due to an adjustment of $0.8 million of amortization related to the valuation of intangible assets from the finalization of the purchase price accounting for Western Money ($0.8 million of the depreciation and amortization expenses was related to 2010 and $0.3 million was related to the first quarter of 2011, and both were recorded in the second quarter of 2011.) and partially offset by reduced capital purchases in the first six months of 2011 as compared to the same period of 2010.

Primarily as a result of the factors described above, operating income for the three and six months ended June 30, 2011 was $7.1 million and $16.4 million, a decrease of $6.6 million and $12.8 million, or 48.0% and 43.8%, respectively, as compared to the three and six months ended June 30, 2010.

Interest expense, net for the three and six months ended June 30, 2011 was $4.6 million and $10.7 million, an increase of $0.5 million and $2.2 million, or 11.3% and 26.4% as compared to the three and six months ended June 30, 2010.  This increase is primarily due to the non-recurring interest-related costs associated with refinancing all of the Company’s borrowings in March 2011.  During the six months ended June 30, 2011, the Company incurred $0.9 million in one-time debt retirement costs as well as $0.8 million in additional interest expense associated with the repayment of the Company’s senior subordinated notes in March 2011.

Non-recurring Interest-Related Costs Associated with the Refinancing of Debt (in thousands)

Loss on the early extinguishment of debt	$943
Repayment of senior subordinated notes	838
$1,781

Income tax expense for the three and six months ended June 30, 2011 was $1.5 million and $3.0 million, a decrease of $2.1 million and $4.9 million, or 58.1% and 62.0%, respectively, as compared to the three and six months ended June 30, 2010.  The provision for income tax reflected an effective income tax rate of 60.2% and 52.2% for the three and six months ended June 30, 2011, respectively, as compared to 38% for both the three and six months ended June 30, 2010. The increase in effective income tax rate is primarily due to the impact of current and expected forfeitures of unvested stock options on the effective income tax rates for the three and six months ended June 30, 2011.  The decrease in income tax expense for the three and six months ended June 30, 2011 was directly related to the decrease in income from operations before income tax expense of 73.6% and 72.3%, respectively.

Primarily as a result of the foregoing, net income was $1.0 million and $2.8 million, a decrease of $4.9 million and $10.1 million, or 83.0% and 78.7% for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Information about our financial position as of June 30, 2011 and December 31, 2010 is presented below:

	June 30,	December 31,	%
(in thousands)	2011	2010	Change

Cash and cash equivalents	$25,256	$60,636	(58)%
Borrowings	187,000	208,750	(10)%
Stockholders’ equity	149,835	143,478	4%

Cash Resources

Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures. Cash and cash equivalents at June 30, 2011 included cash in non-U.S. jurisdictions of approximately $6.3 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions, and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in settlement receivables. As of June 30, 2011, approximately $7.1 million was due to us, and we received these funds in early July 2011.  As of June 30, 2011, we had approximately $41.0 million in settlement liabilities due to our customers for these settlement services which were paid in early July 2011.

Sources and Uses of Cash

The following table sets forth a summary of our cash flow activity for the six month period ended June 30, 2011 and 2010, respectively (in thousands), and should be read in conjunction with our unaudited condensed consolidated statements of cash flows:

	Six Months Ended
	June 30	June 30
	2011	2010
Net cash (used in) provided by operating activities	$(4,773)	$42,924
Net cash used in investing activities	(1,347)	(20,299)
Net cash used in financing activities	(28,607)	(45,637)
Net effect of exchange rates on cash and cash equivalents	(653)	392
Net decrease in cash and cash equivalents	(35,380)	(22,620)
Cash and cash equivalents, beginning of period	60,636	84,768
Cash and cash equivalents, end of period	$25,256	$62,148

Net cash used in operating activities for the six months ended June 30, 2011 was approximately $4.8 million as compared to net cash provided by operating activities for the six months ended June 30, 2010 of approximately $42.9 million, respectively, a decrease of approximately $47.7 million. This decrease was due primarily to a decrease in net income of approximately $10.1 million, and the impact on cash of the change in operating assets and liabilities of $37.6 million driven by an increase in net settlement liabilities of $12.3 million, a decrease in other liabilities of approximately $11.3 million and a decrease in other assets of approximately $14.0 million.

Net cash used in investing activities was approximately $1.3 million and approximately $20.3 million for the six months ended June 30, 2011 and 2010, respectively, a decrease of approximately $19.0 million.  This decrease was due primarily to the decrease in acquisitions of approximately $15.4 million, as 2010 included the acquisition of Western Money and a decrease in capital expenditures of approximately $3.3 million.

Net cash used in financing activities was approximately $28.6 million and approximately $45.6 million for the six months ended June 30, 2011 and 2010, respectively, a decrease of approximately $17.0 million.  The decrease was due to securing the new credit facility in March 2011 for $214.0 million partially offset by the defeasance of the old credit facility of $208.8 million, issuance costs related to the new credit facility of approximately $7.1 million, a decrease in the purchase of treasury stock of $25.6 million and a decrease in the proceeds from the sale of stock options of approximately $5.2 million and increase in repayments of the new credit facility as compared the old credit facility of $1.5 million.

Deferred Tax Asset

At June 30, 2011, we had a net deferred income tax asset of $126.1 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004.  Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of Acquired Goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill carried over from periods prior to the conversion.  Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.4%, this results in tax payments being approximately $19.0 million less than the provision for income taxes shown on the income statement for financial accounting purposes. There is an expected aggregate of $149.1 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations.  We believe that it is more likely than not that we will be able to utilize our deferred tax asset.  However, the utilization of this tax asset is subject to many factors beyond our control including our earnings, a change of control of the Company and future estimations of earnings.

Other Liquidity Needs and Resources

In November 2010, we entered into a Contract Cash Solutions Agreement with Wells Fargo to supply us with currency needed for normal operating requirements of our domestic ATMs.  The maximum allowable average daily limit is $400 million, but Wells Fargo has agreed to allow us to exceed this amount by $50 million on a calendar day but not more than four times per calendar year and subject to certain additional conditions and limitations.  On December 17, 2010, we terminated the Amended Treasury Services Agreement with Bank of America, our vault cash provider for a significant portion of 2010.  Under the terms of the Contract Cash Solutions Agreement and the Amended Treasury Services Agreement, we paid a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by a contractually defined cash usage rate.  This cash usage rate is determined by an applicable LIBOR plus a mutually agreed upon margin.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases.  On June 30, 2011, the currency supplied by Wells Fargo pursuant to the Contract Cash Solutions Agreement was $383.9 million.

We also need supplies of cash to support our foreign operations.  For some foreign jurisdictions, such as the United Kingdom, applicable law and cross-border treaties allow us to transfer funds between our domestic and foreign operations efficiently.  For other foreign jurisdictions, we must rely on the supply of cash generated by our operations in those foreign jurisdictions, and the cost of repatriation is prohibitive.  For example, Global Cash Access (Canada), Inc. (“GCA Canada”), the subsidiary through which we operate in Canada, generates a supply of cash that is sufficient to support its operations, and all cash generated through such operations is retained by GCA Canada.  As we expand our operations into new foreign jurisdictions, we must rely on treaty-favored cross-border transfers of funds, the supply of cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.

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

Off-Balance Sheet Arrangements

Wells Fargo Contract Cash Solutions Agreement.  We obtain currency to meet the normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement with Wells Fargo.  Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable.  Because it is never an asset of ours, supplied cash is not reflected on our balance sheet.  At June 30, 2011, the total currency obtained from Wells Fargo pursuant to this agreement was $383.9 million.  Because Wells Fargo obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet.  The fees that we pay to Wells Fargo for cash usage pursuant to this agreement are reflected as interest expense in our financial statements.  Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

Letters of Credit — On October 1, 2010, we entered into an Amended and Restated Sponsorship Agreement, pursuant to which Bank of America agreed to provide sponsorship services to GCA through November 12, 2010.  GCA agreed to maintain a letter of credit in the amount of $2.5 million for the benefit of Bank of America during the term of the Amended and Restated Sponsorship Agreement and for a period of nine months thereafter to secure GCA’s obligations under the Amended and Restated Sponsorship Agreement.  The letter of credit is due to expire on August 12, 2011.  As of June 30, 2011, the outstanding balance on the Bank of America letter of credit is $2.5 million.  As of June 30, 2011, we also maintain a letter of credit with the Financial Services Commission of Florida for approximately $0.3 million, which is due to expire on September 15, 2011.  We also reserve approximately $0.1 million, or five percent, for Deutsche Bank on the outstanding balance.  As of June 30, 2011, the outstanding balance of all letters of credit, including the $0.1 million reserve for Deutsche Bank, was $2.9 million.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. As of June 30, 2011, the currency supplied by Wells Fargo pursuant to this agreement was $383.9 million.  Based upon the average outstanding amount of currency to be supplied by Wells Fargo pursuant to this agreement during the six months ended June 30, 2011, which was $344.2 million, each 1% increase in the applicable LIBOR would have a $3.4 million impact on income before taxes over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

Our New Senior Credit Facility bears interest at rates that can vary over time.  We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate or based on LIBOR.  We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities.  As of June 30, 2011, the weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0%.  Based upon the outstanding balance on the New Senior Credit Facility of $187.0 million on June 30, 2011, each 1% increase in the applicable LIBOR would add an additional $1.9 million of interest expense over a 12-month period.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the updated risk factors set forth below, there are a number of factors that may affect the Company’s business and financial results or stock price.  A complete description of these factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our belief that the Durbin Amendment and its implementing rules and regulations will have a material positive impact on our financial performance is based on many assumptions which may prove to be inaccurate.

On June 29, 2011, the Federal Reserve Board issued a final rule establishing standards for debit card interchange fees, among other things, which is scheduled to take effect on October 1, 2011.  This rule, Regulation II (Debit Card Interchange Fees and Routing) was promulgated pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (as modified by the Durbin Amendment) and establishes standards for assessing whether debit card interchange fees received by certain debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions.  Debit card interchange fees are established by payment card networks and ultimately paid by merchants to debit card issuers for each debit transaction.  Under the final rule, the maximum permissible interchange fee that certain issuing banks may receive for an electronic debit transaction will be capped in an amount equal to the sum of 21 cents per transaction and 5 basis points multiplied by the face amount of the transaction.

We believe that this cap on debit interchange fees will have a material positive impact on our financial performance beginning in the fourth quarter of 2011 and in subsequent periods.  Our belief, however, regarding the size and impact of our anticipated interchange cost reductions is subject to several assumptions which may prove to be inaccurate and factors beyond our control.  The Federal Reserve Board or Congress may enact amendments that delay the implementation date beyond October 1, 2011, modify the caps on interchange fees, exempt certain types of transactions from such caps or rescind the rule altogether.  In addition, the Federal Reserve Board, the card associations and/or payment networks may interpret the Durbin Amendment and the rule differently than us such that the type of debit card cash access transactions that we process on behalf of our customers may be excluded from the fee cap described above.  In addition, we may not realize all or any of the anticipated financial benefits due to competitive factors that  may require us to pass on a portion or all of the anticipated cost savings to our customers.  Finally, our anticipated interchange cost reductions could be offset in whole or in part by corresponding increases in other items of expense, such as additional fees, surcharges or expenses charged by card associations and/or payment networks or other costs that we must incur to complete transactions following the effectiveness of the rule.  If any of our assumptions regarding the implementation or interpretation of the Durbin Amendment prove to be inaccurate, we may not realize any of the anticipated cost savings described herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

					Total Number		Maximum
					of Shares		Approximate Dollar
	Total Number		Average Price		Purchased as		Value of Shares that
	of Shares		per Share		Part of Publicly		May Yet Be Purchased
	Purchased or		Purchased or		Announced Plans		Under the Plans or
	Withheld		Withheld		or Programs		Programs
Rule 10b-18 Repurchases
04/1/11 – 04/30/11	—	(1)	$—		—	(1)	$17,324,976	(4)
05/1/11 – 05/31/11	—	(1)	—		—	(1)	$17,324,976	(4)
06/1/11 – 06/30/11	—	(1)	—		—	(1)	$17,324,976	(4)
Subtotals	—	(1)	—		—	(1)

Tax Withholdings
04/1/11 – 04/30/11	10,251	(2)	$3.27	(3)	10,251	(2)	$—	(4)
05/1/11 – 05/31/11	3,883	(2)	3.21	(3)	3,883	(2)	$—	(4)
06/1/11 – 06/30/11	3,835	(2)	2.96	(3)	3,835	(2)	$—	(4)
Subtotals	17,969	(2)	3.19	(3)	17,969	(2)

Total	17,969		$3.19		17,969

(1)             For the six months ended June 30, 2011, there were no repurchases of common stock pursuant to the Rule 10b-18 share repurchases authorization that we publicly announce on February 16, 2010.  Our Board of Directors authorized the repurchase of up to $25.0 million worth of common stock.  The share buyback program does not obligate us to repurchase any specific number of shares and can be suspended or terminated at any time.

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

(4)             Represents the maximum approximate dollar value of shares of common stock available for repurchase pursuant to Rule 10b-18 share repurchase authorization at the end of the stated period.  As of June 30, 2011, the maximum dollar value of shares that may yet be purchased pursuant to the Rule 10b-18 share buyback program is $17.3 million.  However, there are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

ITEM 6. EXHIBITS

Exhibit No.	Description.

31.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 9, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Mary E. Higgins, in her capacity as Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 9, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 9, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Mary E. Higgins, in her capacity as Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 9, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*                                         Filed herewith.

**                                  Furnished herewith.  In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2011	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)		(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
Chief Financial Officer
(For the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description.

31.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 9, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Mary E. Higgins, in her capacity as Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 9, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 9, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Mary E. Higgins, in her capacity as Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 9, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*                                         Filed herewith.

**                                  Furnished herewith.  In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.