Form 10-Q/A
period 2011-03-31
Global Cash Access Holdings, Inc.
filed 2011-08-17
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No.1 to the Quarterly Report on Form 10-Q of Global Cash Access Holdings, Inc. (the “Company”) for the quarterly period ended March 31, 2011, originally filed on May 10, 2011 (the “Original Filing”), is being filed to revise Note 9 (Segment Information) of the Notes to Consolidated Financial Statements (unaudited) in Item 1 of Part 1 of the Original Filing.  This revision does not change total revenue or total operating income on a consolidated basis, and only affects the allocation of revenue and operating income among operating segments.  The Company also is amending Item 4. (Controls and Procedures) of Part 1 of the Original Filing.

This Amendment No. 1 does not reflect events occurring after May 10, 2011 and does not update or modify in any the results of operations, financial position, cash flows or disclosures except as otherwise set forth above, and with respect to the updated exhibits described below.  Although we have only amended Items 1, 4 and certain exhibits, we have included the entire text of the Form 10-Q, as amended, in this Amendment.  As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as Exhibits 31.1, 31.2 and 32.1 and 32.2, respectively, to this Amendment.

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

The tables below present the results of operations by operating segment for the three months ended March 31, 2011 and 2010 as originally filed and as amended to revise the previously reported allocation of revenues and operating income among the operating segments. (amounts in thousands):

	Cash Advance	ATM	Check Services	Other	Corporate	Total
ORIGINALLY FILED
Three Months Ended March 31, 2011
Revenues	$50,873	$71,191	$6,411	$5,914	$—	$134,389
Operating Income (1)	$8,416	$8,690	$3,430	$5,330	$(16,561)	$9,305

Three Months Ended March 31, 2010
Revenues	$65,966	$81,778	$7,674	$3,094	$—	$158,512
Operating Income (1)	$14,672	$10,554	$4,509	$2,365	$(16,577)	$15,523

AS AMENDED
Three Months Ended March 31, 2011
Revenues	$50,873	$71,191	$6,411	$5,914	$—	$134,389
Operating Income (1)	$8,175	$8,690	$3,430	$2,780	$(13,770)	$9,305

Three Months Ended March 31, 2010
Revenues	$66,013	$81,778	$7,674	$3,047	$—	$158,512
Operating Income (1)	$14,704	$10,538	$4,509	$2,440	$(16,668)	$15,523

CHANGES
Three Months Ended March 31, 2011
Revenues	$—	$—	$—	$—	$—	$—
Operating Income (1)(2)	$(241)	$—	$—	$(2,550)	$2,791	$—

Three Months Ended March 31, 2010
Revenues	$47	$—	$—	$(47)	$—	$—
Operating Income (1)(2)	$32	$(16)	$—	$75	$(91)	$—

(1)     Depreciation and amortization expense for segment presentation purposes have been included within the Corporate segment, and have not been allocated to individual operating segments.

(2)     Amounts have been adjusted to revise the allocation among operating segments of expenses associated with Western Money.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective in that they did not provide a reasonable level of assurance that information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Security Exchange Commission’s rules and forms. Specifically, the CEO and CFO noted a material weakness in the preparation of the segment information reported in the notes to the financial statements. Although total revenue and total operating income on a consolidated basis were reported correctly in the Original Filing, the allocation of operating income amongst the Company’s operating segments was reported incorrectly in the Original Filing.

Management’s remediation plans include, a management review of all source documents used in the preparation of the Company’s financial statements and disclosures, as well as enhancing the qualitative review by management of all financial statement note disclosures. Although no assurances can be made, this material weakness is anticipated to be fully remediated by the quarter ending, September 30, 2011.

We believe the Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. However, such controls did not operate effectively in regard to the preparation of our segment financial statement note disclosure.

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

31.1**

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 17, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 17, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Scott Betts, Chief Executive Officer and Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 17, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 17, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 17, 2011	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)	(Registrant)

	By:	/s/ Mary E. Higgins
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

31.1**

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 17, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 17, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Scott Betts, Chief Executive Officer and Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 17, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 17, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
**	Filed herewith