Form 10-Q/A
period 2011-06-30
Global Cash Access Holdings, Inc.
filed 2011-08-17
CIK 1318568

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

Explanatory Note

This Amendment No.1 to the Quarterly Report on Form 10-Q of Global Cash Access Holdings, Inc. (the “Company”) for the quarterly period ended June 30, 2011, originally filed on August 9, 2011 (the “Original Filing”), is being filed to revise Note 9 (Segment Information) of the Notes to Consolidated Financial Statements (unaudited) in Item 1 of Part 1 of the Original Filing.  This revision does not change total revenue or total operating income on a consolidated basis, and only affects the allocation of operating income among operating segments.  The Company also is amending Item 4. (Controls and Procedures) of Part 1 of the Original Filing.

This Amendment No. 1 does not reflect events occurring after August 9, 2011 and does not update or modify in any the results of operations, financial position, cash flows or disclosures except as otherwise set forth above, and with respect to the updated exhibits described below.  Although we have only amended Items 1, 4 and certain exhibits, we have included the entire text of the Form 10-Q, as amended, in this Amendment.  As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as Exhibits 31.1, 31.2 and 32.1 and 32.2, respectively, to this Amendment.

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The tables below present the results of operations by operating segment for the three and six months ended June 30, 2011 and 2010 as originally filed and as amended to revise the previously reported allocation of operating income among the operating segments (amounts in thousands):

	Cash Advance	ATM	Check Services	Other	Corporate	Total
ORIGINALLY FILED
Three Months Ended June 30, 2011
Revenues	$50,251	$71,214	$6,924	$6,663	$—	$135,052
Operating Income (1)	$7,171	$13,900	$4,159	$6,042	$(24,130)	$7,142

Three Months Ended June 30, 2010
Revenues	$63,956	$80,631	$7,914	$4,649	$—	$157,150
Operating Income (1)	$12,706	$9,992	$4,696	$4,235	$(17,900)	$13,729

Six Months Ended June 30, 2011
Revenues	$101,123	$142,405	$13,335	$12,578	$—	$269,441
Operating Income (1)	$15,587	$22,590	$7,589	$11,372	$(40,691)	$16,447

Six Months Ended June 30, 2010
Revenues	$129,968	$162,409	$15,588	$7,697	$—	$315,662
Operating Income (1)	$27,378	$20,546	$9,205	$6,600	$(34,478)	$29,251

AS AMENDED
Three Months Ended June 30, 2011
Revenues	$50,251	$71,214	$6,924	$6,663	$—	$135,052
Operating Income (1)	$7,412	$9,807	$4,160	$2,855	$(17,092)	$7,142

Three Months Ended June 30, 2010
Revenues	$63,956	$80,631	$7,914	$4,649	$—	$157,150
Operating Income (1)	$12,648	$9,976	$4,696	$3,349	$(16,940)	$13,729

Six Months Ended June 30, 2011
Revenues	$101,123	$142,405	$13,335	$12,578	$—	$269,441
Operating Income (1)	$15,587	$18,498	$7,589	$5,636	$(30,863)	$16,447

Six Months Ended June 30, 2010
Revenues	$129,968	$162,409	$15,588	$7,697	$—	$315,662
Operating Income (1)	$27,352	$20,514	$9,205	$5,789	$(33,609)	$29,251

CHANGES
Three Months Ended June 30, 2011
Operating Income (1)	$241	$(4,093)	$1	$(3,187)	$7,038	$—

Three Months Ended June 30, 2010
Operating Income (1)(2)	$(58)	$(16)	$—	$(886)	$960	$—

Six Months Ended June 30, 2011
Operating Income (1)	$—	$(4,092)	$—	$(5,736)	$9,828	$—

Six Months Ended June 30, 2010
Operating Income (1)(2)	$(26)	$(32)	$—	$(811)	$869	$—

(1)   Depreciation and amortization expense for segment presentation purposes have been included within the Corporate segment, and have not been allocated to individual operating segments.

(2)   Amounts included in Other operating income for the three and six months ended June 30, 2010 have been adjusted from $4.2 million and $6.6 million to $3.3 million and $5.8 million, respectively, to revise the allocation among operating segments of expenses associated with Western Money.

The table below presents total assets by operating segment as of June 30, 2011 and December 31, 2010 (amounts in thousands):

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