Form 10-Q
period 2011-09-30
Global Cash Access Holdings, Inc.
filed 2011-11-09
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 3, 2011 there were 64,821,010 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value)

(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$38,346	$60,636
Restricted cash and cash equivalents	455	455
Settlement receivables	10,412	10,374
Other receivables, net	16,885	15,211
Inventory	6,516	3,845
Prepaid and other assets	16,882	8,200
Property, equipment and leasehold improvements, net	15,619	16,648
Goodwill	180,112	185,110
Other intangibles, net	28,572	26,368
Deferred income taxes	124,758	131,547

Total assets	$438,557	$458,394

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Settlement liabilities	$57,767	$59,741
Accounts payable	29,064	28,562
Accrued expenses	19,175	17,863
Borrowings	179,000	208,750

Total liabilities	285,006	314,916

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 500,000 shares authorized and 85,478 and 85,006 shares issued at September 30, 2011 and December 31, 2010, respectively.	85	85
Convertible preferred stock, $0.001 par value, 0 shares authorized and 0 shares outstanding at September 30, 2011 and December 31, 2010, respectively.	—	—
Additional paid in capital	202,876	197,048
Retained earnings	93,387	88,796
Accumulated other comprehensive income	2,397	2,587
Treasury stock, at cost, 20,676 and 20,626 shares at September 30, 2011 and December 31, 2010, respectively.	(145,194)	(145,038)

Total stockholders’ equity	153,551	143,478

Total liabilities and stockholders’ equity	$438,557	$458,394

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES

Cash Advance	$50,913	$60,546	$152,036	$190,514
ATM	71,044	79,727	213,450	242,136
Check Services	6,479	6,442	19,813	22,030
Central Credit and other revenues	8,452	5,406	21,031	13,103

Total revenues	136,888	152,121	406,330	467,783

Cost of revenues (exclusive of depreciation and amortization)	(106,953)	(116,077)	(317,900)	(355,744)
Operating expenses	(18,529)	(18,740)	(51,922)	(57,036)
Amortization	(1,929)	(1,729)	(6,250)	(5,418)
Depreciation	(1,867)	(2,252)	(6,201)	(7,011)

OPERATING INCOME	7,610	13,323	24,057	42,574

INTEREST INCOME (EXPENSE)
Interest income	24	44	83	123
Interest expense	(4,438)	(3,977)	(14,250)	(12,517)
Loss on early extinguishment of debt	—	—	(943)	—

Total interest expense	(4,414)	(3,933)	(15,110)	(12,394)

INCOME BEFORE INCOME TAX PROVISION	3,196	9,390	8,947	30,180

INCOME TAX PROVISION	(1,356)	(4,471)	(4,356)	(12,371)

NET INCOME	1,840	4,919	4,591	17,809

PLUS: NET LOSS ATTRIBUTABLE TO MINORITY INTEREST	—	—	—	(56)

NET INCOME ATTRIBUTABLE TO GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES	1,840	4,919	4,591	17,753

Foreign currency translation, net of tax	(218)	376	(191)	196

COMPREHENSIVE INCOME	$1,622	$5,295	$4,400	$17,949

Earnings per share
Basic	$0.03	$0.08	$0.07	$0.27
Diluted	$0.03	$0.07	$0.07	$0.26

Weighted average number of common shares outstanding:
Basic	64,712	65,384	64,597	66,543
Diluted	64,751	66,240	64,708	68,186

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,591	$17,809
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	988	729
Amortization of intangibles	6,250	5,418
Depreciation	6,201	7,011
Loss on sale or disposal of assets	216	28
Provision for bad debts	4,016	3,793
Loss on early extinguishment of debt	943	—
Stock-based compensation	5,238	6,414
Changes in operating assets and liabilities:
Settlement receivables	10,266	7,774
Other receivables, net	(829)	2,646
Inventory	(5,307)	368
Prepaid and other assets	(3,477)	1,105
Deferred income taxes	4,092	11,796
Settlement liabilities	(12,221)	(29,828)
Accounts payable	505	1,908
Accrued expenses	(4,030)	(1,978)

Net cash provided by operating activities	17,442	34,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Western Money Systems, net of cash	(14)	(15,354)
Purchase of property, equipment and leasehold improvements	(1,312)	(7,787)
Purchase of other intangibles	(2,183)	—
Changes in restricted cash and cash equivalents	—	(100)

Net cash used in investing activities	(3,509)	(23,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of old credit facility	(208,750)	(25,750)
Securing of new credit facility	214,000	—
Issuance costs of new credit facility	(7,099)	—
Repayments on new credit facility	(35,000)	—
Proceeds from exercise of stock options	591	5,599
Purchase of treasury stock	(156)	(33,157)

Net cash used in financing activities	(36,414)	(53,308)

(continued)

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$191	$37

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,290)	(41,519)

CASH AND CASH EQUIVALENTS - Beginning of period	60,636	84,768

CASH AND CASH EQUIVALENTS - End of period	$38,346	$43,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$15,202	$15,081
Cash paid for taxes, net of refunds	$336	$497

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year.

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements presented for the three and nine months ended September 30, 2011 and 2010 and as of September 30, 2011 and December 31, 2010 include the accounts of Holdings and its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Earnings Applicable to Common Stock

Basic earnings per share are calculated by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflect the effect of potential common stock resulting from assumed stock option exercises.

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding - basic (1)	64,712	65,384	64,597	66,543
Potential dilution from equity grants (2)(3)	39	856	111	1,643

Weighted average common shares outstanding - diluted	64,751	66,240	64,708	68,186

(1)          Included in the calculation of weighted average common shares outstanding — basic are 16 and 44 and 220 and 470 unvested shares of restricted common stock of Holdings granted in share-based payment transactions for the three and nine months ended September 30, 2011 and 2010, respectively, that are participating securities because such shares have voting rights as well as the right to participate in dividend distributions made by the Company to its common stockholders.

(2)          The potential dilution excludes the weighted average effect of stock options to acquire 20 and 61 and 618 and 7,533 shares of common stock of Holdings for the three and nine months ended September 30, 2011 and 2010, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

(3)          The potential dilution excludes the weighted average effect of shares of time-based shares of restricted common stock of Holdings of 20 and 49 and 238 and 477 shares for the three and nine months ended September 30, 2011 and 2010, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warranty Receivables

In the check services transactions provided by Central Credit, Central Credit warrants check cashing transactions performed at gaming establishments.  If a gaming establishment chooses to have a check warranted, it sends a request to a check warranty service provider asking whether it will warrant the check.  The gaming establishment then pays the patron the check amount and deposits the check.  If the check is dishonored by the patron’s bank, the gaming establishment invokes the warranty and the check warranty service provider purchases the check from the gaming establishment for the full check amount and then pursues collection activities on its own. All amounts paid out to the gaming establishment related to these items result in a warranty receivable from the patron.  This amount is recorded in other receivables, net on the condensed consolidated balance sheets.  On a monthly basis, Central Credit evaluates the collectability of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables.  The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the condensed consolidated statements of income.  The Company writes off substantially all warranty receivables that are practically older than one year in age.

A summary of the activity for the check warranty reserve for the nine months ended September 30, 2011, is as follows (amounts in thousands):

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Nine months ended September 30, 2011	$7,036	$6,816	$(7,258)	$6,594

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the fair value and carrying value of GCA’s borrowings (amounts in thousands):

	Level of	Fair	Carrying
	Hierarchy	Value	Value
September 30, 2011
New senior secured credit facility	1	175,420	179,000

December 31, 2010
Old senior secured credit facility	2	81,000	81,000
Senior subordinated notes	1	128,229	127,750

Inventory

Inventory consists of finished goods such as redemption kiosk devices, work-in-progress and raw materials and is stated at lower of cost or market.  The cost of inventory includes cost of materials, labor, overhead and freight.  Inventory is accounted for using the average cost method.  Inventory as of September 30, 2011 and December 31, 2010 was $6.5 million and $3.8 million, respectively.  All inventory was acquired as part of the Western Money acquisition in May 2010.

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

In connection with the acquisition, the Company acquired $6.3 million of intangible assets, of which $4.0 million was assigned to customer contracts, which will be amortized over eleven years on an accelerated basis as illustrated below.  The adjustments to the preliminary fair value amounts have not been applied retrospectively to the condensed consolidated balance sheet as of December 31, 2010 or the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2010, as the impact of the final purchase price allocations was not material to previously reported financial statements.

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

In December 2010, the Company terminated the Treasury Services Agreement with Bank of America, and began utilizing funds of up to $400 million owned by Wells Fargo pursuant to a Contract Cash Solutions Agreement entered into with Wells Fargo on November 12, 2010.  The Contract Cash Solutions Agreement provides essentially the same services as provided under the Treasury Services Agreement.

As of September 30, 2011 and December 31, 2010, the outstanding balances of ATM cash utilized by GCA from Wells Fargo and Bank of America were $339.7 million and $368.4 million, respectively.  For the three and nine months ended September 30, 2011 and 2010, the cash usage fees incurred by the Company were $0.6 million and $1.9 million and $0.5 million and $1.4 million, respectively, and is reflected as interest expense within the condensed consolidated statements of income.

The Company is responsible for any losses of cash in the ATMs under its agreements with Wells Fargo and Bank of America.  The Company is self-insured related to this risk.  For the three and nine months ended September 30, 2011 and 2010, the Company incurred no material losses related to this self-insurance.

Site Funded ATMs

The Company operates some ATMs at customer locations where the customer provides the cash required for the ATM operational needs. The Company is required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities in the accompanying condensed consolidated balance sheets and was $36.2 million and $28.6 million as of September 30, 2011 and December 31, 2010, respectively.

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of award activity under the 2005 Plan as of September 30, 2011 and changes during the nine months ended is as follows:

	Options	Weighted Average Exercise Prices	Weighted Average Life Remaining	Aggregate Intrinsic Value
				(in thousands)

Outstanding - December 31, 2010	8,756,110	$7.50	7.3 years	$2,336

Granted	2,066,150
Exercised	(269,359)
Forfeited	(1,081,469)

Outstanding - September 30, 2011	9,471,432	$6.81	7.1 years	$1,768

Exercisable - September 30, 2011	5,669,345	$8.43	6.2 years	$981

The fair value of options was determined as of the date of grant using Black-Scholes option pricing model with the following weighted-average assumption in the period ended September 30, 2011 and 2010, respectively.

	2011	2010
Risk-free interest rate	2.5%	2.1%
Expected life of options (in years)	6.3	6.3
Expected volatility of GCA’s stock price	62.9%	61.6%
Expected dividend yield	0.0%	0.0%

As of September 30, 2011, there was $8.2 million in unrecognized compensation expense related to options expected to vest.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 0.9 years.  During the nine months ended September 30, 2011, the Company granted options to acquire 2.1 million shares of common stock, received $0.6 million in proceeds from the exercise of options and recorded $5.4 million in non-cash compensation expense related to options granted that are expected to vest.

As of September 30, 2010, there was $12.6 million in unrecognized compensation expense related to options expected to vest.  This cost was expected to be recognized on a straight-line basis over a weighted average period of 1.1 years.  During the nine months ended September 30, 2010, the Company granted options to acquire 1.8 million shares of common stock, received $5.6 million in proceeds from the exercise of options and recorded $5.1 million in non-cash compensation expense related to options granted that are expected to vest.

Restricted Stock

The Company began issuing shares of restricted common stock of the Company to directors, officers and key employees in the first quarter of 2006.  The vesting provisions are similar to those applicable to options. Because these shares of restricted stock are issued primarily to employees of the Company, some of the shares issued will be withheld by the Company to satisfy the minimum statutory tax withholding requirements applicable to such restricted stock awards.  Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced and the number of shares included within treasury stock is increased by the amount of shares withheld.  During the nine months ended September 30, 2011, the Company withheld 49,447 shares of restricted stock from employees with a cumulative vesting commencement date fair value of $0.2 million.  These amounts have been included as part of the total treasury stock repurchased during the period.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of all non-vested awards for the Company’s time-based restricted stock awards as of September 30, 2011 is as follows:

		Weighted Average
	Shares	Grant Date Fair	Aggregate
	Outstanding	Value	Fair Value
			(in thousands)
Balance, December 31, 2010	481,050	$2.55	$1,227

Granted	—	—	—
Vested	(201,991)	3.01	(608)
Canceled	(36,316)	2.21	(80)

Balance - September 30, 2011	242,743	$2.22	$539

As of September 30, 2011, there was $0.6 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 0.5 years.  During the nine months ended September 30, 2011, there were 201,991 shares of time-based restricted shares vested, and we recorded a credit of $0.1 million in non-cash compensation expense related to restricted stock granted that is expected to vest.

As of September 30, 2010, there was $1.7 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest.  This cost was expected to be recognized on a straight-line basis over a weighted average period of 1.0 years.  During the nine months ended September 30, 2010, there were 394,023 shares of time-based restricted shares vested, and we recorded $1.3 million in non-cash compensation expense related to the restricted stock granted that is expected to vest.

5.                                      COMMITMENTS AND CONTINGENCIES

Litigation Claims and Assessments

Sightline Payments, LLC

On March 22, 2010, an action was commenced by Sightline Payments, LLC in the United States District Court, District of Nevada, against Holdings and GCA (the “Federal Court Action”).  The complaint alleged antitrust violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act.  The plaintiff sought damages in the amount of $300 million and that such damages be trebled.  On August 9, 2010, the District Court issued an Order and Judgment granting the Company’s motion to dismiss this action.  On August 13, 2010, Sightline Payments, LLC filed a Notice of Appeal of the Order and Judgment granting the Company’s Motion to Dismiss (the “Appellate Action”).

On April 16, 2010, the Company commenced an action in the District Court of Nevada, Clark County, against the three current principals of Sightline Payments, LLC, all of whom are former executives of the Company (the “State Court Action”).  The Company alleged misappropriation of trade secrets, breach of contract, breach of duty of good faith and fair dealing and sought damages and declaratory and injunctive relief.  The Company has received a temporary restraining order barring the defendants in this action from making any continued disclosure of the Company’s proprietary and confidential information.

On August 9, 2011, GCA and Holdings entered into a settlement agreement with Sightline Payments, LLC and the three current principals of Sightline Payments, LLC pursuant to which GCA agreed to release its claims against Sightline, and its principals, arising in connection with the State Court Action, and Sightline Payments, LLC agreed to release its claims against GCA and Holdings arising in connection with the Federal Court Action and the Appellate Action.  The United States Court of Appeals dismissed the Appellate Action with prejudice on August 18, 2011 and the District Court of Nevada, Clark County dismissed the State Court Action with prejudice on September 21, 2011.

Automated Systems America, Inc.

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Commitments

TSYS Acquiring Solutions, Inc. (“TSYS”) Processing Commitments. The Company obtains transaction processing services from TSYS.  Under terms of this agreement, GCA is obligated to pay TSYS monthly processing and hosting fees during the term of this Agreement which expires in June 2013.

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

Borrowings under the New Senior Credit Facility bear interest at either (x) a specified base rate plus a 4.50% margin, or (y) LIBOR plus a 5.50% margin.  The base rate minimum is 2.50% and the LIBOR minimum is 1.50%.  Interest in respect of base rate loans is payable quarterly in arrears and interest in respect of LIBOR loans is payable in arrears at the end of the applicable interest period and every three months in the case of interest periods in excess of three months. Interest is also payable at the time of repayment of any loans and at maturity.  As of September 30, 2011, we had $179.0 million of outstanding indebtedness under the New Senior Credit Facility, consisting of $179.0 million under the term loan facility.  The weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0%.  We also had a balance of $2.8 million under our letter of credit sub facility that is part of our revolving credit facility as of September 30, 2011.

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

The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults.  As of September 30, 2011, the Company is in compliance with the required covenants.

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

8.                                      INCOME TAXES

The Company’s effective income tax rate from continuing operations for the three and nine months ended September 30, 2011 and 2010 was 42.4%, 48.7% and 47.6% and 41.0%, respectively.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the recorded income tax expense for the three and nine months ended September 30, 2011 and 2010, respectively (amounts in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Provision for income taxes	$1,356	$4,471	$4,356	$12,371
Benefit for income taxes, minority loss	—	—	—	(31)
Provision for income taxes, GCA Holdings, Inc.	$1,356	$4,471	$4,356	$12,340

The Company accounts for uncertain tax positions in accordance with the accounting guidance issued in July 2006, which clarifies the accounting and disclosure for uncertainty in tax positions.  As of September 30, 2011, there has been no material change to the balance of unrecognized tax benefits reported at December 31, 2010.

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

Major Customers

For the three and nine months ended September 30, 2011, none of our customers had combined revenues from all segments equal to or exceeding 10.0%.  For the three and nine months ended September 30, 2010, the combined revenues from our largest customer, Caesars Entertainment Corporation (“Caesars”) (formerly Harrah’s Operating Company, Inc.) and its subsidiaries and affiliates, was approximately $21.3 million and $64.3 million, respectively, representing 14.2% and 13.8% of the Company’s total consolidated revenues, respectively.  For the three and nine months ended September 30, 2011 and 2010, our five largest customers accounted for approximately 29.1% and 29.1% and 35.5% and 34.8%, respectively, of our total revenue.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The tables below present the results of operations by operating segment for the three and nine months ended September 30, 2011 and 2010, respectively (amounts in thousands):

	Cash Advance	ATM	Check Services	Other	Corporate	Total
Three Months Ended September 30, 2011
Revenues	$50,913	$71,044	$6,479	$8,452	$—	$136,888
Operating Income (1)	$7,789	$8,659	$3,579	$4,393	$(16,810)	$7,610

Three Months Ended September 30, 2010
Revenues	$60,546	$79,727	$6,442	$5,406	$—	$152,121
Operating Income (1)	$12,008	$10,656	$3,863	$3,154	$(16,358)	$13,323

Nine months Ended September 30, 2011
Revenues	$152,036	$213,450	$19,813	$21,031	$—	$406,330
Operating Income (1)	$23,375	$27,157	$11,168	$10,029	$(47,672)	$24,057

Nine months Ended September 30, 2010
Revenues	$190,514	$242,136	$22,030	$13,103	$—	$467,783
Operating Income (1)	$39,386	$31,202	$13,068	$9,754	$(50,836)	$42,574

(1)  Depreciation and amortization expense for segment presentation purposes have been included within the Corporate segment, and have not been allocated to individual operating segments.

The table below presents total assets by operating segment as of September 30, 2011 and December 31, 2010, respectively (amounts in thousands):

	September 30,	December 31,
Total Assets	2011	2010

Cash advance	$131,166	$138,631
ATM	52,549	52,424
Check services	34,568	33,816
Other	38,620	38,003
Corporate	181,654	195,520

Total assets	$438,557	$458,394

10.          SUBSEQUENT EVENTS

On November 3, 2011, the Company entered into a definitive agreement to acquire substantially all of the assets of MCA Processing LLC, the terms of which have not been disclosed.  MCA is a provider of ATM, debit card, and credit card cash access services to gaming establishments and also manufactures, sells, licenses and services redemption kiosk devices.  The Company anticipates that that the acquisition will close in the fourth quarter of 2011 and is subject to the fulfillment of customary closing conditions.  The Company does not believe that the acquisition of MCA will have a material impact on the results of operations and financial condition of the Company for the year ended December 31, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business which includes our business goals, certain trends, risks and challenges and certain subsequent events.  We then discuss our results of operations for the three and nine months ended September 30, 2011 as compared to the same period for 2010, respectively. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity needs and off-balance sheet arrangements. We conclude with a discussion of critical accounting policies and their impact on our unaudited condensed consolidated financial statements.

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

Trends

Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We have indentified the more material positive and negative trends affecting our business as the following:

•                  The gaming sector in the United States after having experienced revenue declines over the past several years has appeared to show signs of stabilization.  It is expected to be relatively flat to modestly higher and subject to short term fluctuations for the remainder of 2011.

•                  Gaming activity continues to expand into more domestic and international markets.

•                  In recent years, there has been a migration from the use of traditional paper checks and cash to electronic payments.  The impact of the Durbin Amendment and other regulatory factors may alter this dynamic.

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

•                  There is increasing governmental oversight related to the cost of transaction processing and related fees to the consumer.  We expect the financial services and payments industry to respond to these legislative acts by changing other fees and costs, which may negatively impact our business in the future.

•                  We believe that the implementation of the Durbin Amendment and the Federal Reserve Board’s implementing rule that imposes caps on the amount of the debit card interchange fees will have a material positive impact on our financial performance beginning in the fourth quarter of 2011 due to the anticipated decrease in the amount of interchange expense that we will be required to pay on both PIN-based and signature-based debit card transactions.  Specifically, we believe that our gross margins (exclusive of depreciation and amortization) for the quarter ended December 31, 2011, will increase by approximately 100 basis points as a result of such anticipated decreases in interchange expense.

Subsequent Events

•                  On November 3, 2011, the Company entered into a definitive agreement to acquire substantially all of the assets of MCA Processing LLC, the terms of which have not been disclosed.  MCA is a provider of ATM, debit card, and credit card cash access services to gaming establishments and also manufactures, sells, licenses and services redemption kiosk devices.  The Company anticipates that that the acquisition will close in the fourth quarter of 2011 and is subject to the fulfillment of customary closing conditions.  The Company does not believe that the acquisition of MCA will have a material impact on the results of operations and financial condition of the Company for the year ended December 31, 2011.

Results of Operations

Three and nine months ended September 30, 2011 compared to three and nine months ended September 30, 2010

The following table presents our unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2011 and 2010, respectively (dollars in thousands):

	Three Months Ended September 30,			Nine months Ended September 30,
	2011	2010	%	2011	2010	%
REVENUES:
Cash advance	$50,913	$60,546	(16)%	$152,036	$190,514	(20)%
ATM	71,044	79,727	(11)%	213,450	242,136	(12)%
Check services	6,479	6,442	1%	19,813	22,030	(10)%
Central Credit and other revenues	8,452	5,406	56%	21,031	13,103	61%
Total revenues	136,888	152,121	(10)%	406,330	467,783	(13)%

Cost of revenues (exclusive of depreciation and amortization)	(106,953)	(116,077)	(8)%	(317,900)	(355,744)	(11)%
Operating expenses	(18,529)	(18,740)	(1)%	(51,922)	(57,036)	(9)%
Amortization	(1,929)	(1,729)	12%	(6,250)	(5,418)	15%
Depreciation	(1,867)	(2,252)	(17)%	(6,201)	(7,011)	(12)%

OPERATING INCOME	7,610	13,323	(43)%	24,057	42,574	(44)%

INTEREST INCOME (EXPENSE), NET
Interest income	24	44	(45)%	83	123	(33)%
Interest expense	(4,438)	(3,977)	12%	(14,250)	(12,517)	14%
Loss on early extinguishment of debt	—	—	—%	(943)	—	—%

Total interest income (expense), net	(4,414)	(3,933)	12%	(15,110)	(12,394)	22%

INCOME BEFORE INCOME TAX PROVISION	3,196	9,390	(66)%	8,947	30,180	(70)%

INCOME TAX PROVISION	(1,356)	(4,471)	(70)%	(4,356)	(12,371)	(65)%

NET INCOME	1,840	4,919	(63)%	4,591	17,809	(74)%

PLUS: NET LOSS (INCOME) ATTRIBUTABLE TO MINORITY INTEREST	—	—	—%	—	(56)	(100)%

NET INCOME ATTRIBUTABLE TO GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES	$1,840	$4,919	(63)%	$4,591	$17,753	(74)%

OTHER DATA:

Aggregate dollar amount processed (in billions):
Cash advance	$1.1	$1.2	(8)%	$3.2	$3.8	(16)%
ATM	$3.0	$3.4	(12)%	$9.2	$10.5	(12)%
Check warranty services	$0.3	$0.3	—%	$0.9	$0.9	—%

Number of transactions completed (in millions):
Cash advance	2.1	2.5	(16)%	6.3	7.9	(20)%
ATM	17.0	19.8	(14)%	52.0	60.4	(14)%
Check warranty services	1.1	1.2	(8)%	3.3	3.8	(13)%

Total Revenues

Total revenues for the three and nine months ended September 30, 2011 were $136.9 million and $406.3 million, respectively, a decrease of $15.2 million and $61.5 million, or 10% and 13%, respectively, as compared to the three and nine months ended September 30, 2010.  The primary driver of the decreased revenue for the three and nine months ended September 30, 2011 was the decline in revenue due to the lost business from Caesars.  Revenue from Caesars for the three and nine months ended September 30, 2010 was approximately $21.3 million and $64.3 million, respectively. Exclusive of the Caesars related revenue, the Company’s base revenue increased by $5.8 million and $1.6 million for the three and nine months ended September 30, 2011 due to the addition of revenue derived from several new customers and a stabilization of revenue derived from our existing portfolio of customers.

Cash advance revenues for the three and nine months ended September 30, 2011 were $50.9 million and $152.0 million, a decrease of $9.6 million and $38.5 million, or 16% and 20%, respectively, as compared to the three and nine months ended September 30, 2010.  The number of cash advance transactions declined by approximately 0.4 million and 1.6 million, or 16% and 20%, respectively, which is primarily due to the lost business from Caesars.  The cash advance revenue from the lost business from Caesars accounted for approximately $9.9 million and $30.1 million, respectively, of the decrease in revenues during the three and nine months ended September 30, 2011.  Cash advance revenues for the three months ended September 30, 2011, adjusted for the lost business of Caesars, were up 0.6% as compared to cash advance revenues for the three months ended September 30, 2010. Cash advance revenues for the nine months ended September 30, 2011, adjusted for the lost business of Caesars, were down 5.3% as compared to cash advance revenues for the nine months ended September 30, 2010 due primarily to the lower volume of cash advance transactions.

ATM revenues for the three and nine months ended September 30, 2011 were $71.0 million and $213.5 million, a decrease of $8.7 million and $28.6 million, or 11% and 12%, respectively, as compared to the three and nine months ended September 30, 2010.  The number of ATM transactions declined by approximately 2.8 million and 8.4 million, or 14% for both periods, respectively, which is primarily due to the lost business of Caesars.  The ATM revenues from the lost business of Caesars, for the three and nine months ended September 30, 2011, accounted for approximately $11.1 million and $32.8 million, respectively.  ATM revenue per transaction for the three and nine months ended September 30, 2011 was $4.18 and $4.10, slightly up by $0.14 and $0.09, or 3.5% and 2.4%, respectively, as compared to the three and nine months ended September 30, 2010.  ATM revenues for the three and nine months ended September 30, 2011, adjusted for the lost business of Caesars, were up approximately 3.5% and 1.9%, respectively, as compared to the ATM revenues for the three and nine months ended September 30, 2010.

Check services revenues for the three and nine months ended September 30, 2011 were $6.5 million and $19.8 million, flat as compared to the three months ended September 30, 2010 and a decrease of $2.2 million, or 10%, as compared to the nine months ended September 30, 2010.  This decrease in the nine month period ended September 30, 2011 was due to the closure of unprofitable booths which was primarily completed by the third quarter of 2010.

Other revenues for the three and nine months ended September 30, 2011 were $8.5 million and $21.0 million, an increase of $3.1 million and $7.9 million, or 56% and 61%, respectively, due primarily to the revenues generated by Western Money included in the results of operations for the three and nine months ended September 30, 2011, but not included in the first four months of 2010.  Western Money was acquired in May 2010.

We provide our cash access products and related services almost exclusively to the gaming establishments for the purpose of enabling gaming patrons to access cash.  As a result, our business depends on consumer demand for gaming.  As discussed above, the primary driver of the decline in revenue for the three and nine months ended September 30, 2011 as compared to the same periods of 2010 was due to the lost business from Caesars, our then largest customer.

Costs and Expenses

Costs of revenues (exclusive of depreciation and amortization) for the three and nine months ended September 30, 2011 were $107.0 million and $317.9 million, a decrease of $9.1 million and $37.8 million, or 8% and 11%, respectively, as compared to the three and nine months ended September 30, 2010.  This decrease was primarily due to the loss of the Caesars contract discussed previously. However, due to significant competitive market pressures and increases in the network associations fees and expenses, both commissions and interchange rates have increased over the past year. Due primarily to these two issues, the operating margin for the Company has declined from 8.8% and 9.1% for the three and nine months ended September 30, 2010 to 5.6% and 5.9% for the same periods in 2011.

Beginning in October 2011, interchange rates are expected to decline in the Cash Advance segment due to the implementation of the Durbin Amendment. These decreases may be partially offset by other financial services and payments industry fees and charges implemented over the next year as the financial services and payments industry reacts to the significant impact of the Durbin Amendment on debit card fees.

Operating expenses (exclusive of depreciation and amortization) for the three and nine months ended September 30, 2011 were $18.5 million and $51.9 million, a decrease of $0.2 million and $5.1 million, or 1% and 9%, respectively, as compared to the three and nine months ended September 30, 2010.  The operating expenses during the third quarter of 2011 were flat as compared to the same period in the prior year. The decrease in operating expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily a result of the decrease in legal services expenses of $1.5 million and a decrease in direct ATM operating costs  (primarily associated with the loss of the Caesars contract) of $1.7 million.

Depreciation and amortization expenses for the three and nine months ended September 30, 2011 were $3.8 million and $12.5 million.  Depreciation and amortization decreased by approximately $0.2 million for the three months ended September 30, 2011 as compared to the same period in 2010.  Depreciation and amortization was flat for the nine months ended September 30, 2011 as compared to the same period in 2010.

Primarily as a result of the factors described above, operating income for the three and nine months ended September 30, 2011 was $7.6 million and $24.1 million, a decrease of $5.7 million and $18.5 million, or 43% and 44%, respectively, as compared to the three and nine months ended September 30, 2010.

Interest expense, net for the three and nine months ended September 30, 2011 was $4.4 million and $15.1 million, an increase of $0.5 million and $2.7 million, or 12% and 22% as compared to the three and nine months ended September 30, 2010.  This increase is primarily due to the non-recurring interest-related costs associated with refinancing all of the Company’s borrowings in March 2011. Additionally, the Company entered into a new vault cash agreement at the end of 2010 which resulted in an increase in the rate charged on the average balances of approximately 20 basis points.  During the nine months ended September 30, 2011, the Company incurred $0.9 million in one-time debt retirement costs as well as $0.8 million in additional interest expense associated with the repayment of the Company’s senior subordinated notes in March 2011.

Non-recurring Interest-Related Costs Associated with the Refinancing of Debt (in thousands)

Loss on the early extinguishment of debt	$943
Repayment of senior subordinated notes	838
$1,781

Income tax expense for the three and nine months ended September 30, 2011 was $1.4 million and $4.4 million, a decrease of $3.1 million and $8.0 million, or 70% and 65%, respectively, as compared to the three and nine months ended September 30, 2010.  The decrease in income tax expense for the three and nine months ended September 30, 2011 was directly related to the decrease in income from operations before income tax expense of 66% and 70%, respectively. The provision for income tax reflected an effective income tax rate of 42.4% and 48.7% for the three and nine months ended September 30, 2011, respectively, as compared to 47.6% and 41.0% for the three and nine months ended September 30, 2010.  The higher effective tax rate for the three months ended September 30, 2010 was due primarily to prior year tax return and income tax payable adjustments.  The increase in effective income tax rate for the nine months ended September 30, 2011 was primarily due to the expiration of non-qualified stock options, combined with the increase in the impact of incentive stock options on the effective income tax rate, as compared to the same period last year.

Primarily as a result of the foregoing, net income was $1.8 million and $4.6 million, a decrease of $3.1 million and $13.2 million, or 63% and 74% for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Information about our financial position as of September 30, 2011 and December 31, 2010 is presented below:

	September 30,	December 31,	%
(in thousands)	2011	2010	Change

Cash and cash equivalents	$38,346	$60,636	(37)%
Borrowings	179,000	208,750	(14)%
Stockholders’ equity	153,551	143,478	7%

Cash Resources

Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures. Cash and cash equivalents at September 30, 2011 included cash in non-U.S. jurisdictions of approximately $7.2 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions, and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in settlement receivables. As of September 30, 2011, approximately $10.4 million was due to us, and we received these funds in early October 2011.  As of September 30, 2011, we had approximately $57.8 million in settlement liabilities due to our customers for these settlement services which were paid in early October 2011.

Sources and Uses of Cash

The following table sets forth a summary of our cash flow activity for the nine month period ended September 30, 2011 and 2010, respectively (in thousands), and should be read in conjunction with our unaudited condensed consolidated statements of cash flows:

	Nine months Ended
	September 30,	September 30,
	2011	2010
Net cash provided by operating activities	$17,442	$34,993
Net cash used in investing activities	(3,509)	(23,241)
Net cash used in financing activities	(36,414)	(53,308)
Net effect of exchange rates on cash and cash equivalents	191	37
Net decrease in cash and cash equivalents	(22,290)	(41,519)
Cash and cash equivalents, beginning of period	60,636	84,768
Cash and cash equivalents, end of period	$38,346	$43,249

Net cash provided by operating activities was approximately $17.4 million and $35.0 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $17.6 million. This was primarily due to a decrease in net income of $13.2 million, and the impact on cash of the change in operating assets and liabilities of $4.8 million.  This was partially offset by the change in non cash adjustments to reconcile net income to cash of approximately $0.4 million.

Net cash used in investing activities was approximately $3.5 million and $23.2 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $19.7 million.  This was primarily due to the decrease in acquisitions of $15.4 million, as 2010 included the acquisition of Western Money, a decrease in capital expenditures of $6.5 million; partially offset by $2.2 million for the purchase of other intangible assets.

Net cash used in financing activities was approximately $36.4 million and $53.3 million for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $16.9 million.  This was primarily due to less purchases of treasury stock of $33.0 million, which was partially offset by refinancing the credit facility in March 2011 that resulted in additional cash used in financing activities of $11.1 million and due to less proceeds from the exercise of stock options of $5.0 million for the nine months ended September 30, 2011 as compared to the same period last year.

Deferred Tax Asset

At September 30, 2011, we had a net deferred income tax asset of $124.8 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004.  Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill carried over from periods prior to the conversion.  Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.4%, this results in tax payments being approximately $19.0 million less than the annual provision for income taxes shown on the income statement for financial accounting purposes, or the amount of the annual provision, if less.  There is an expected aggregate of $144.3 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations.  We believe that it is more likely than not that we will be able to utilize our deferred tax asset.  However, the utilization of this tax asset is subject to many factors beyond our control including our earnings, a change of control of the Company and future estimations of earnings.

Other Liquidity Needs and Resources

In November 2010, we entered into a Contract Cash Solutions Agreement with Wells Fargo to supply us with currency needed for normal operating requirements of our domestic ATMs.  The maximum allowable average daily limit is $400 million, but Wells Fargo has agreed to allow us to exceed this amount by $50 million on a calendar day but not more than four times per calendar year and subject to certain additional conditions and limitations.  In December 2010, we terminated the Amended Treasury Services Agreement with Bank of America, our vault cash provider for a significant portion of 2010.  Under the terms of the Contract Cash Solutions Agreement and the Amended Treasury Services Agreement, we paid a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by a contractually defined cash usage rate.  This cash usage rate is determined by an applicable LIBOR plus a mutually agreed upon margin.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases.  On September 30, 2011, the currency supplied by Wells Fargo pursuant to the Contract Cash Solutions Agreement was $339.7 million.

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

Off-Balance Sheet Arrangements

Wells Fargo Contract Cash Solutions Agreement.  We obtain currency to meet the normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement with Wells Fargo.  Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable.  Because it is never an asset of ours, supplied cash is not reflected on our balance sheet.  At September 30, 2011, the total currency obtained from Wells Fargo pursuant to this agreement was $339.7 million.  Because Wells Fargo obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet.  The fees that we pay to Wells Fargo for cash usage pursuant to this agreement are reflected as interest expense in our financial statements.  Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

Letters of Credit — On October 1, 2010, we entered into an Amended and Restated Sponsorship Agreement, pursuant to which Bank of America agreed to provide sponsorship services to GCA through November 12, 2010, which was subsequently extended through March 28, 2011.  GCA agreed to maintain a letter of credit in the amount of $2.5 million for the benefit of Bank of America during the term of the Amended and Restated Sponsorship Agreement and for a period of nine months thereafter to secure GCA’s obligations under the Amended and Restated Sponsorship Agreement.  The letter of credit is due to expire on December 28, 2011.  As of September 30, 2011, the outstanding balance on the Bank of America letter of credit was $2.5 million.  We maintained a letter of credit with the Financial Services Commission of Florida for approximately $0.3 million, which expired on September 15, 2011.  As of September 30, 2011, the outstanding balance of all letters of credit was $2.8 million.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. As of September 30, 2011, the currency supplied by Wells Fargo pursuant to this agreement was $339.7 million.  Based upon the average outstanding amount of currency to be supplied by Wells Fargo pursuant to this agreement during the nine months ended September 30, 2011, which was $338.7 million, each 1% increase in the applicable LIBOR would have a $3.4 million impact on income before taxes over a 12-month period.  Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

Our New Senior Credit Facility bears interest at rates that can vary over time.  We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate or based on LIBOR.  We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities.  As of September 30, 2011, the weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0%.  Based upon the outstanding balance on the New Senior Credit Facility of $179.0 million on September 30, 2011, each 1% increase in the applicable LIBOR would add an additional $1.8 million of interest expense over a 12-month period.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in that they did provide a reasonable level of assurance that information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Security Exchange Commission’s rules and forms.

In the second quarter ended June 30, 2011, the Company’s management concluded that the disclosure controls and procedures were ineffective.  Specifically, the CEO and CFO noted a material weakness in the preparation of the segment information regarding the incorrect allocation of operating income amongst the Company’s operating segments reported in the notes to the financial statements, as previously disclosed in the Company’s Form 10-Q reports for the quarters ended March 31 and June 30, 2011, as amended.  The Company’s management also noted the plans to fully remediate this material weakness by the quarter ending September 30, 2011.

In the third quarter ended September 30, 2011, the Company’s management remediation plans with respect to this material weakness included an enhanced level of oversight related to its internal control over financial reporting by reviewing all source documents used in the preparation of the Company’s financial statements and disclosures.  Moreover, management has added supplemental processes to increase the substantive level of review.  Management believes this material weakness has been fully remediated as of September 30, 2011.

We believe the Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The only changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are management’s conclusion that a material weakness  in the preparation of our segment footnote information existed as of March 31 and June 30, 2011 and the remediation of such material weakness during the quarter ended September 30, 2011 as described above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Sightline Payments, LLC

On March 22, 2010, an action was commenced by Sightline Payments, LLC in the United States District Court, District of Nevada, against Holdings and GCA (the “Federal Court Action”).  The complaint alleged antitrust violations of Sections 1 and 2 of the Sherman Act and Section 7 of the Clayton Act.  The plaintiff sought damages in the amount of $300 million and that such damages be trebled.  On August 9, 2010, the District Court issued an Order and Judgment granting the Company’s motion to dismiss this action.  On August 13, 2010, Sightline Payments, LLC filed a Notice of Appeal of the Order and Judgment granting the Company’s Motion to Dismiss (the “Appellate Action”).

On April 16, 2010, the Company commenced an action in the District Court of Nevada, Clark County, against the three current principals of Sightline Payments, LLC, all of whom are former executives of the Company (the “State Court Action”).  The Company alleged misappropriation of trade secrets, breach of contract, breach of duty of good faith and fair dealing and sought damages and declaratory and injunctive relief.  The Company has received a temporary restraining order barring the defendants in this action from making any continued disclosure of the Company’s proprietary and confidential information.

On August 9, 2011, GCA and Holdings entered into a settlement agreement with Sightline Payments, LLC and the three current principals of Sightline Payments, LLC pursuant to which GCA agreed to release its claims against Sightline arising in connection with the State Court Action, and Sightline Payments, LLC agreed to release its claims against GCA and Holdings arising in connection with the Federal Court Action and the Appellate Action.  The United States Court of Appeals dismissed the Appellate Action with prejudice on August 18, 2011 and the District Court of Nevada, Clark County dismissed the State Court Action with prejudice on September 21, 2011.

Automated Systems America, Inc.

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

On June 29, 2011, the Federal Reserve Board issued a final rule establishing standards for debit card interchange fees, among other things, which took effect on October 1, 2011.  This rule, Regulation II (Debit Card Interchange Fees and Routing) was promulgated pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (as modified by the Durbin Amendment) and establishes standards for assessing whether debit card interchange fees received by certain debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions.  Debit card interchange fees are established by payment card networks and ultimately paid by merchants to debit card issuers for each debit transaction.  Under the final rule, the maximum permissible interchange fee that certain issuing banks may receive for an electronic debit transaction will be capped in an amount equal to the sum of 21 cents per transaction and 5 basis points multiplied by the face amount of the transaction.

     We believe that this cap on debit interchange fees will have a material positive impact on our financial performance beginning in the fourth quarter of 2011 and in subsequent periods.  Our belief, however, regarding the size and impact of our anticipated interchange cost reductions is subject to several assumptions which may prove to be inaccurate and factors beyond our control. We may not retain all of the anticipated financial benefits due to competitive factors that may require us to pass on a portion or all of the anticipated cost savings to our customers.  Additionally, our anticipated interchange cost reductions could be offset in whole or in part by corresponding increases in other items of expense, such as additional fees, surcharges or expenses charged by card associations and/or payment networks or other costs that we must incur to complete transactions following the effectiveness of the rule.  If any of our assumptions regarding the implementation or interpretation of the Durbin Amendment prove to be inaccurate, we may not retain all of the anticipated cost savings described herein. This change has significant implications for the financial services industry as a whole and its cost structure.  Although not directly related to the debit interchange reduction, Visa has recently announced changes in their interchange reimbursement structure for ATM transactions that will become effective in April 2012. This change will materially reduce the net reimbursement that the Company receives from ATM transactions processed by VISA. We anticipate other networks may make similar changes. Although we believe that we will be able to pass through to most of our customers the amount of any such decrease in ATM interchange reimbursements, certain of our contracts with gaming operators do not enable us to pass through such amounts.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

					Total Number		Maximum
					of Shares		Approximate Dollar
	Total Number		Average Price		Purchased as		Value of Shares that
	of Shares		per Share		Part of Publicly		May Yet Be Purchased
	Purchased or		Purchased or		Announced Plans		Under the Plans or
	Withheld		Withheld		or Programs		Programs
Rule 10b-18 Repurchases
07/1/11 – 07/31/11	—	(1)	$—		—	(1)	$17,324,976	(4)
08/1/11 – 08/31/11	—	(1)	—		—	(1)	$17,324,976	(4)
09/1/11 – 09/30/11	—	(1)	—		—	(1)	$17,324,976	(4)
Subtotals	—	(1)	—		—	(1)

Tax Withholdings
07/1/11 – 07/31/11	9,151	(2)	$3.16	(3)	9,151	(2)	$—	(4)
08/1/11 – 08/31/11	3,606	(2)	2.47	(3)	3,606	(2)	$—	(4)
09/1/11 – 09/30/11	3,402	(2)	2.78	(3)	3,402	(2)	$—	(4)
Subtotals	16,159	(2)	2.92	(3)	16,159	(2)

Total	16,159		$2.92		16,159

(1)              For the nine months ended September 30, 2011, there were no repurchases of common stock pursuant to the Rule 10b-18 share repurchases authorization that we publicly announce on February 16, 2010.  Our Board of Directors authorized the repurchase of up to $25.0 million worth of common stock.  The share buyback program does not obligate us to repurchase any specific number of shares and can be suspended or terminated at any time.

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

(4)              Represents the maximum approximate dollar value of shares of common stock available for repurchase pursuant to Rule 10b-18 share repurchase authorization at the end of the stated period.  As of September 30, 2011, the maximum dollar value of shares that may yet be purchased pursuant to the Rule 10b-18 share buyback program is $17.3 million.  However, there are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

ITEM 6. EXHIBITS

Exhibit No.	Description.

31.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 9, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Mary E. Higgins, in her capacity as Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 9, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 9, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Mary E. Higgins, in her capacity as Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 9, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

November 9, 2011	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)	(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
Chief Financial Officer
(For the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description.

31.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 9, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Mary E. Higgins, in her capacity as Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 9, 2011 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 9, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Mary E. Higgins, in her capacity as Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 9, 2011 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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