Form 10-K
period 2011-12-31
Global Cash Access Holdings, Inc.
filed 2012-03-12
CIK 1318568

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐    NO ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

          As of June 30, 2011, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $205.7 million.

          There were 65,106,029 shares of the registrant's common stock issued and outstanding as of the close of business on February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be held on April 26, 2012 are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

GLOBAL CASH ACCESS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

CAUTIONARY NOTICE REGARDING
FORWARD-LOOKING STATEMENTS

        Global Cash Access Holdings, Inc. is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. ("GCA"). Unless otherwise indicated, the terms "the Company," "we," "us" and "our" refer to Global Cash Access Holdings, Inc. together with its consolidated subsidiaries and the term "Holdings" refers to Global Cash Access Holdings, Inc. individually.

        We believe that it is important to communicate our plans and expectations about the future to our stockholders and to the public. Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; the amount of future results of operations, such as revenue, certain expenses, operating margins, income tax rates, shares outstanding, capital expenditures, operating metrics, and earnings per share; our success and our timing in developing and introducing new products or services and expanding our business; and the successful integration of future acquisitions. You can sometimes identify forward looking-statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

        Forward-looking statements include, but are not limited to, statements regarding the following matters: trends in gaming establishment and patron usage of our products; benefits realized by using our products; product development and regulatory approval; gaming regulatory, card association and statutory compliance; the implementation of the Durbin Amendment, the implementation of new or amended card association and payment network rules; consumer collection activities; future competition; future tax liabilities; international expansion; resolution of litigation; dividend policy; new customer contracts and contract renewals; future results of operations (including revenue, expenses, margins, earnings, cash flow and capital expenditures); future interest rates and interest expense; future borrowings; and future equity incentive activity and compensation expense.

        These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected or assumed, including but not limited to the following: the timing and the extent of a recovery in the gaming industry, if any; gaming establishment and patron preferences; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; inaccuracies in underlying operating assumptions; unanticipated expenses or capital needs; technological obsolescence; and employee turnover. In addition, our belief that our projected results of operations for calendar year 2012 will begin to improve are based on many assumptions, including, without limitation, the following: the anticipated positive impact on our results of operations from the recent implementation of the Durbin Amendment in October 2011; the anticipated opening of several new casinos in 2012 in new gaming jurisdictions; and our belief that the overall gaming market in the United States, in general, has stabilized and may improve modestly in 2012. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized. Additional factors that could cause actual results to differ materially are included under the heading "Risk Factors." These factors include, but are not limited to, those set forth in Item 1A—Risk Factors of this report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the United States Securities and Exchange Commission ("SEC"). These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

        Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements.

ITEM 1.    BUSINESS

Overview

        We are a global provider of innovative cash access and data intelligence services and solutions to the gaming industry. Our services and solutions provide gaming establishment patrons access to cash through a variety of methods, including Automated Teller Machine ("ATM") cash withdrawals, credit card cash access transactions, point-of-sale ("POS") debit card transactions, check verification and warranty services and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments. We also sell and service cash access devices such as slot machine ticket redemption and jackpot kiosks to the gaming industry.

        In 2011, we processed over 90.0 million transactions, which resulted in approximately $19.1 billion in cash being distributed to gaming patrons. A summary of our financial information is contained in Note 13 Quarterly Results of Operations to our consolidated financial statements.

        We began our operations in July 1998 as a joint venture limited liability company among M&C International, entities affiliated with Bank of America, N.A. ("Bank of America") and First Data Corporation ("First Data"). In September 2000, Bank of America sold its entire ownership interest in us to M&C International and First Data. In March 2004, all of our outstanding ownership interests were contributed to a holding company and all of First Data's ownership interest in us was redeemed. Simultaneously, Bank of America reacquired an ownership interest in us (the "Recapitalization"). In May 2004, M&C International sold a portion of its ownership interest to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a corporation (the "Private Equity Restructuring"). In September 2005, we completed an initial public offering of our common stock. In 2007, M&C International distributed its holdings of our common stock to its two principals, Karim Maskatiya and Robert Cucinotta. As of December 31, 2009, we believe both Messrs. Maskatiya and Cucinotta had disposed of all of their holdings of our common stock.

        Our principal executive offices are located at 3525 East Post Road, Suite 120, Las Vegas, Nevada 89120. Our telephone number is (800) 833-7110. Our Internet website address is http://www.gcainc.com. The information on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC.

Our Business

        Our cash access products and services enable three primary types of electronic payment transactions: ATM cash withdrawals, credit card cash access transactions and POS debit card transactions. As of December 31, 2011, patrons could perform any of these three transactions at many of the Casino Cash Plus 3-in-1 ATMs and full service kiosks we operate. In addition, patrons can perform credit card cash access transactions and POS debit card transactions at any of our QuikCash kiosks, all of which we own. We also provide check verification and warranty services to gaming establishments that cash patron checks and provide various marketing services and casino patron data services to many of our gaming establishment customers. At some of our gaming establishment customers, we provide satellite cage and booth staffing services at which GCA employees cash patron checks and complete our cash access transactions; at all other gaming establishments, our cash access transactions are completed at the casino cage by the gaming establishment's employees or representatives. In addition we manufacture, sell and service cash access devices such as slot machine ticket redemption and jackpot kiosks to the gaming industry. These devices also may be enabled to provide our cash access products and services. In general, our contracts with gaming establishments have an average term life of three years.

ATM Cash Withdrawals

        ATM cash withdrawal transactions represent the largest category of electronic payment transactions that we process, as measured by dollar and transaction volume. In an ATM cash withdrawal, a patron directly accesses funds from a device enabled with our ATM service by either using an ATM or debit card to withdraw funds from his or her bank account or using a credit card to access his or her line of credit; in either event, the patron must use the Personal Identification Number ("PIN") associated with such card. Our processor then routes the transaction request through an electronic funds transfer ("EFT") network to the patron's bank or issuer. Depending upon a number of factors, including the patron's account balance or credit limit and daily withdrawal limit, the bank or issuer will either authorize or decline the transaction. If the transaction is authorized, then the ATM-enabled device dispenses the cash to the patron. For a transaction using an ATM or debit card, the patron's bank account is debited by the amount of cash disbursed plus a service fee that we assess the patron for the use of the ATM service. For a transaction using a credit card with a PIN, the patron's credit account is charged by the amount of the cash disbursed plus a service fee that we assess the patron for the use of the ATM service. The service fee is currently a fixed dollar amount and not a percentage of the transaction size. We also receive a fee, which we refer to as reverse interchange, from the patron's bank for accommodating the bank's customer. In most circumstances, we pay a percentage of the service fee that we receive from the patron, and in some circumstances, a portion of the reverse interchange fees we receive, as a commission to our gaming establishment customers for the right to operate on their premises.

Credit Card Cash Access and POS Debit Card Transactions

        Patrons can also perform credit card cash access transactions and POS debit card transactions using many of our enabled devices. A patron's credit card cash access limit is usually a sub-limit of the total credit line and is set by the card-issuing bank. These limits vary significantly and can be larger or smaller than the POS debit limit. A credit card cash access transaction obligates the patron to repay the issuing bank over time on terms that are preset by the cardholder agreement. A patron's POS debit card allows him or her to make cash withdrawals at the point of sale in an amount equal to the lesser of the amount of funds in his or her account or a daily limit that is generally five to ten times as large as the patron's daily ATM limit.

        When a patron requests a credit card cash access or POS debit card transaction, our processor routes the transaction request through one of the card associations (e.g., VISA USA (together with VISA International ("VISA") or MasterCard International ("MasterCard")) or EFT networks (e.g., Star, Interlink or Shazam) to the issuing bank. Depending upon several factors, such as the available credit or bank account balance, the transaction is either authorized or declined by the issuing bank. If authorized, the patron's bank account is debited or their credit card balance is increased, in both cases, by an amount equal to the funds requested plus a service fee that we charge the patron. The service fee is a fixed dollar amount, a percentage of the transaction size or a combination of a fixed dollar amount and percentage of the transaction size. If the transaction is authorized, the device informs the patron that the transaction has been approved. The device instructs the patron to proceed to the gaming establishment's cashier, or GCA-operated booth, to complete the transaction because credit card cash access and POS debit card transactions must, in most circumstances, be completed in face-to-face environments and a unique signature must be received in order to comply with rules of the card associations. Once at the cashier booth, the patron acknowledges acceptance of the fee. We reimburse the gaming establishment for the amount of cash that it provided to the patron by either issuing a negotiable instrument to the gaming establishment or paying the gaming establishment via wire transfer or other similar form of electronic payment. In addition, we generally pay the gaming establishment a portion of the service fee as a commission for the right to operate on their premises, although this payment as a percentage of the fee is generally smaller for credit card cash access and POS debit card transactions than for ATM withdrawals. In addition, we are obligated to pay interchange fees to the issuing bank and processing costs related to the electronic payment transaction.

Check Verification and Warranty Services

        Patrons may be able to cash checks at gaming establishments to fund their gaming play. When a patron presents a check at the cashier, the gaming establishment can accept or deny the transaction based on its own customer information and at its own risk; obtain third-party verification information about the check writer and the check to manage its risk; or obtain a warranty on payment of the check which entitles the gaming establishment to reimbursement of the full face amount of the check if it is dishonored.

        There are a number of check verification services. One such service we provide is through a subscription service to the database operated by our subsidiary, Central Credit, LLC ("Central Credit") which, as discussed below, is used by gaming establishments to make credit issuing decisions. Central Credit maintains information on the check cashing and credit history of many gaming establishment patrons.

        If a gaming establishment chooses to have a check warranted, it sends a request to a check warranty service provider, asking whether it would be willing to accept the risk of cashing the check. If the check warranty provider accepts the risk and warrants the check, the gaming establishment negotiates the patron's check by providing cash for the face amount of the check. If the check is dishonored by the patron's bank upon presentment, the gaming establishment invokes the warranty, and the check warranty service provider purchases the check from the gaming establishment for the full check amount and then pursues collection activities on its own.

        We currently provide check warranty services on two platforms: TRS Recovery Services (formerly known as TeleCheck Recovery Services, Inc.) ("TeleCheck") and Central Credit Check Warranty. We use and pay certain third parties to assist us in the warranty decision and processing and the collection activities. In our Central Credit Check Warranty product and under our agreement with TeleCheck, we receive all of the check warranty revenue. We are exposed to risk for the losses associated with any warranted items that we cannot collect from patrons issuing the items. Warranty expenses are defined as any amounts paid by TeleCheck or Central Credit to gaming establishments to purchase dishonored checks that will not be collectible from patrons. Additionally, we pay a portion of TeleCheck's operating expenses and certain operating expenses associated with our third party partners related to the provision of these services.

Central Credit

        In addition to cashing checks and performing the three primary types of payment transactions described above, a number of gaming establishment patrons choose to access funds through credit extended by the gaming establishment. Central Credit is a gaming patron credit bureau specifically designed for the gaming industry to allow gaming establishments to improve their credit-granting decisions. Our Central Credit database contains gaming patron credit history and transaction data on gaming patrons. Our gaming credit reports are comprised of information recorded from patron credit histories at hundreds of gaming establishments. We provide such information to gaming establishments that subscribe for the service, which use that data, among other things, to determine if or how much credit they will grant to a gaming patron. At a gaming establishment's request, we can augment the information provided in our gaming credit reports with traditional credit reports or bank ratings provided by third-party consumer credit bureaus and bank reporting agencies. We typically charge our customers for access to gaming patron credit reports on a monthly basis and our fees are generally comprised of a fixed minimum fee plus per-transaction charges for certain requests.

Equipment Sales and Service

        On May 5, 2010, we acquired all of the outstanding capital stock of Western Money Systems ("Western Money") for an aggregate purchase price of $15.4 million. Western Money derives substantially all of its revenue from the sale of cash access devices such as slot machine ticket redemption and jackpot kiosks, which may be enabled with our cash access services, and derives the balance of its revenue from the provision of certain professional services, software licensing, and certain other ancillary fees associated with the sale of, installation and maintenance of those devices.

Other

        We also market money transfer services that allow patrons to receive money transfers at gaming establishments and provide other information services that assist in automating cashier operations and enhancing patron marketing activities.

Our Products and Services

        Our customer solutions consist of cash access products and services, information services and cashless gaming products.

Cash Access Products and Services	Information Services	Cashless Gaming Products
• Casino Cash Plus 3-in-1 ATM	• Central Credit	• QuikTicket
• Check verification and warranty	• QuikCash Plus Web
• QuikCash Kiosk	• QuikReports
• QuikMarketing
• Casino Share Intelligence
• Xchange Xplorer
• Xchange Xplorer Plus
• Xchange Watch

Cash Handling and Access Equipment Sales and Services
• Full Service Kiosks
• Jackpot Kiosks

Cash Access Products and Services

        We provide gaming establishments with the ability to enable their patrons to access cash through a variety of products and services.

        Casino Cash Plus 3-in-1 ATM is an unmanned, cash-dispensing machine that offers patrons a quick way to access cash through ATM cash withdrawals, POS debit card transactions and credit card cash access transactions directly or using our patented "3-in-1 rollover" functionality. Most financial institutions that issue ATM cards impose daily ATM withdrawal limits, and, in many instances, aggregate and count Friday, Saturday, and Sunday as one day for purposes of calculating a cardholder's daily ATM withdrawal limit. If a patron attempts to access more than the applicable ATM daily withdrawal limit, the ATM transaction may be declined. Our patented "3-in-1 rollover" functionality allows a gaming patron to easily convert an unsuccessful ATM cash withdrawal transaction into a POS debit card transaction or a credit card cash access transaction. When a patron is denied a standard ATM transaction, our "3-in-1 rollover" functionality automatically provides the option of obtaining funds via a POS debit card transaction or a credit card cash access transaction. For authorized ATM transactions, the Casino Cash Plus 3-in-1 ATM dispenses cash to the patron. For successful POS debit card transactions and credit card cash access transactions, once the transaction is authorized, the Casino Cash Plus 3-in-1 ATM instructs the patron to proceed to the casino cashier or GCA-operated booth, where the transaction is completed and cash is dispensed to the patron. In addition to our own ATMs, we have strategic alliances with other financial institutions and third parties pursuant to which we have incorporated our "3-in-1 rollover" functionality into our strategic alliance partners' ATMs.

        Check verification and warranty services allow gaming establishments to manage and reduce risk on patron checks that they cash. A gaming establishment can query our Central Credit database to review the check cashing history of a gaming establishment patron before deciding whether to cash the patron's check. If the gaming establishment desires additional protection against loss, it can seek a warranty on payment of the check. We have an exclusive relationship with TeleCheck to market check warranty services to gaming establishments. As an alternative to TeleCheck's check warranty service, we have developed our own Central Credit Check Warranty service that is based upon our Central Credit database, our proprietary patron transaction database, third-party risk analytics and actuarial assumptions.

        QuikCash is the brand name of our stand-alone, non-ATM cash access kiosks. Our QuikCash kiosks are customer-activated terminals that provide patrons with access to credit card cash access and POS debit card transactions. Once the transaction is authorized, the patron is instructed to proceed to the casino cashier or GCA-operated booth, at which certain procedures are undertaken in accordance with the rules of the major card associations and cash is provided to the patron.

Cash Access Equipment Sales and Services

        We sell and service specialty equipment to gaming establishments that enable their patrons to efficiently access cash in a self-service environment.

        Full Service Kiosk is a multi-function patron kiosk, which may incorporate our "3-in-1 rollover" functionality for cash access into a self-service kiosk for slot ticket redemption and bill breaking services provided by Western Money or other redemption device manufacturers. When a patron presses the cash out button on a cashless slot machine, the patron receives the value of the paper slot ticket dispensed from a printer embedded in the slot machine. The ticket can then be inserted into other slot machines or exchanged for cash at a redemption device. The availability of our cash access services on these slot ticket redemption devices provides us with additional points of contact with gaming patrons at locations that are closer to the slot machines than traditional cash access devices that are typically located on the periphery of the gaming area within the gaming establishment. These additional points of contact provide gaming patrons with more opportunities to access their cash with less cashier involvement, thereby creating labor cost savings for gaming establishments. In addition, by incorporating our cash access services into a redemption device, we enjoy the benefit of the redemption device manufacturer's existing relationships with gaming establishments and its sales and marketing efforts directed towards additional gaming establishments.

Information Services

        We market our information services to gaming establishments to assist in improving credit decision-making, automating cashier operations and enhancing patron marketing activities.

Improve Credit Decision-Making

        Central Credit is the leading gaming patron credit bureau that allows gaming establishments to improve their credit-granting decisions. Our Central Credit database contains decades of gaming patron credit history and transaction data on millions of gaming patrons. Our gaming credit reports are comprised of information recorded from patron experiences at hundreds of gaming establishments. We provide such information to gaming establishments, who use that data, for among other things, to determine if or how much credit they will grant to a patron. To allow gaming establishments to improve their credit-granting decisions, Central Credit offers a variety of tools to assist our customers in the underwriting of gaming patron credit requests. At a gaming establishment's request, we can augment the information provided in our gaming credit reports with traditional credit reports or bank ratings obtained from third-party consumer credit bureaus and bank reporting agencies.

Automated Cashier Operations

        QuikCash Plus ("QCP") Web and QCPXpress are proprietary browser-based, full service cash access transaction processing systems for gaming establishment cashier operations that run on a gaming establishment's own computer hardware. Cashiers using QCP Web and QCPXpress can process credit card cash access transactions, POS debit card transactions, check verification and warranty services and money transfer services online through a single terminal. QCP Web and QCPXpress reduce cage operating complexity, improve transaction times, save space by eliminating multiple pieces of hardware and reduce training requirements for cage operators, potentially lowering operating costs for gaming establishments. QCP Web and QCPXpress are delivered as application services with customizable user interfaces that allow gaming establishments to add additional workstations by simply connecting them to the application server. In addition, QCP Web and QCPXpress can assist gaming establishments in satisfying legal reporting requirements by providing information that may assist gaming establishments in completing required regulatory reports such as Currency Transaction Reports ("CTRs") and Suspicious Activity Reports ("SARs").

Enhance Patron Marketing

        Gaming establishment marketing professionals can use our patron marketing service to develop, implement and refine their customer loyalty programs. Because we have data on patron cash access activity across multiple gaming establishments, we are uniquely able to help an operator understand how much of a patron's cash access activity, in aggregate, is being completed in other gaming establishments in order to gauge the patron's loyalty to the gaming establishment.

        QuikReports is a browser-based reporting tool that provides marketing professionals with real-time access to, and analysis of, information on patron cash access activity. We provide this information through a secure Internet connection at user-specified levels of detail ranging from aggregated summary information to individual cash access transactions. For example, an operator may use QuikReports to focus its marketing efforts on target patrons by generating a report of the patrons who accessed the greatest amounts of cash at the operator's gaming establishment during a specified period and comparing the amounts of cash accessed at the operator's gaming establishments with the aggregate amounts of cash accessed at other gaming establishments that are part of our network. A gaming establishment may also use QuikReports to monitor or analyze the cash access activities of its patrons to determine peak periods, the relative popularity of various cash access methods, or the traffic volumes, at particular cash access devices in particular locations.

        QuikMarketing/Casino Share Intelligence are database services that allow us to query our proprietary patron transaction database using criteria supplied by the gaming establishment. This database can be used for direct marketing, market share analysis and a variety of other patron promotional uses. Our proprietary patron transaction database includes information that is captured from transactions we process in which personal information is available; ATM transactions are not included. Patrons may "opt out" of having their names included in QuikMarketing mailing lists.

Cashless Gaming Products

        QuikTicket.    The gaming industry has been increasingly moving towards cashless gaming as a more efficient means for gaming operators to manage their slot machine operations. Cashless gaming, also known as "ticket-in-ticket-out" ("TITO"), reduces the amount of cash utilized in slot machines by dispensing bar-coded tickets instead of cash for jackpots and cash-outs. QuikTicket is a product that allows a cash access transaction to be completed with a bar coded ticket in lieu of cash. To capitalize on the movement towards cashless gaming initiatives, we have developed, together with our strategic partners, products and services that facilitate an efficient means of accessing funds in a cashless gaming environment and are exploring new potential cashless gaming products and services. Our cash access services are platform independent and our existing infrastructure has been designed to be adaptable to new platforms and/or operating environments. We are currently in the process of obtaining regulatory and card association approvals for QuikTicket.

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

Customers

        Our customers consist almost entirely of domestic and international gaming establishments. We have approximately 1,050 gaming establishment customers. Our customers include traditional land-based casinos, riverboats and cruise ships with gaming operations, gaming establishments operated on Native American lands, pari-mutuel wagering facilities and card rooms.

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

        For the year ended December 31, 2011, no single customer accounted for more than 10.0% of the Company's revenues. For the years ended December 31, 2010 and 2009, the combined revenues from all segments for our largest customer, Caesars Entertainment and its subsidiaries and affiliates was approximately $79.6 million and $92.8 million, respectively, representing 13.3% and 14.1%, respectively, of the Company's total consolidated revenues. In August 2010, Caesars announced its intention not to renew its agreements with us for the provision of cash access services with the Company, which expired in November 2010. We reacquired a portion of the Caesars business in connection with the MCA Processing asset purchase acquisition in November 2011. Our five largest customers accounted for approximately 28.4%, 34.6% and 34.4% of our total revenue in 2011, 2010 and 2009, respectively.

Sales and Marketing

        We sell and market our products and services to gaming establishments primarily through the use of a direct sales force. The target customers of our direct sales force are gaming establishments in the United States and in international markets where gaming is conducted. In 2011, 2010 and 2009, revenues from our operations outside the United States comprised 1.5%, 1.3% and 1.5%, respectively, of our revenues.

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

        Recently, we have faced increased competition from smaller competitors who have entered the market. These are typically independent sales organizations ("ISOs") that tend to provide basic services and aggressive pricing. In addition, we may face competition in the future from gaming equipment manufacturers and system providers.

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

Gaming Regulation

        We are subject to a variety of gaming and other regulations in the jurisdictions in which we operate. As a general matter, we are regulated by gaming commissions or similar authorities at the state or tribal level, such as the New Jersey Casino Control Commission and New Jersey Division of Gaming Enforcement. In general, in those jurisdictions where we sell and service slot machine ticket redemption devices and jackpot kiosks, we are considered a supplier of "associated equipment" and could be required by the regulatory authorities, in their discretion, to file a license application. In such event, any of our officers, directors or beneficial owners of our securities could be required to apply for a license or a finding of suitability. Most of the jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machines or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors, construction contractors and laundry and linen suppliers. In general, in those jurisdictions where we provide cash access and Central Credit services but do not sell or service slot machine ticket redemption devices or jackpot kiosks, we are typically characterized as a non-gaming supplier or vendor, and we typically must obtain a non-gaming supplier's or vendor's license, qualification or approval with respect to the provision of our cash access and Central Credit services. The licensure, qualification and approval requirements and the regulations imposed on non-gaming suppliers and vendors are generally less stringent than for gaming-related suppliers and vendors, and as such, we are often subject to a lesser degree of regulation than our customers that directly engage in gaming activities. However, some of the jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors, and other jurisdictions categorize our services and/or products as gaming related, and we are subject to the same stringent licensing, qualification or approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Most state and many tribal gaming regulators require us to obtain and maintain a permit or license to provide our services to gaming establishments. The process of obtaining such permits or licenses often involves substantial disclosure of information about us, our officers, directors and beneficial owners of our securities, and involves a determination by the regulators as to our suitability as a supplier or vendor to gaming establishments.

        As a result of our acquisition of Western Money, we are now required to obtain and maintain a gaming-related supplier's license in those jurisdictions where we sell and service gaming-related devices. Although we have obtained the necessary gaming related supplier's license in a majority of those jurisdictions where we sell and service slot machine ticket redemption devices and jackpot kiosks, we are currently operating under temporary approvals in some of these jurisdictions. As discussed above, the initial and ongoing licensure requirements imposed on gaming-related suppliers as compared to non-gaming related vendors or suppliers are, in general, substantially more burdensome. Such licensure requirements may include, but are not limited to the following: requiring the licensure or finding of suitability of any of our officers, directors, key employees or beneficial owners of our securities as well as our key third party vendors, suppliers, customers and other companies with whom we conduct business; the termination or disassociation with such officer, director, key employee or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; the submission of reports of material loans, leases and financing; and, the regulatory approval of some commercial transactions, such as the transfer or pledge of equity interests in the Company. These regulatory burdens are imposed upon gaming-related suppliers or vendors on an ongoing basis and there is no guarantee that we will be successful in obtaining and maintaining all necessary licenses and permits and to continue to hold other necessary gaming licenses and permits to conduct our business as currently being conducted by us. In addition, the expansion of our business, the introduction of new cash access products or services, or changes to applicable rules and regulations may result in additional regulatory or licensing requirements being imposed upon us. In addition, we also may be required to submit software and other key technology components of our slot machine ticket redemption devices to government or third party gaming laboratories for testing and certification prior to deploying such devices in a particular gaming jurisdiction.

        The State of Nevada recently adopted amendments to the Nevada Gaming Control Act with respect to the licensure of cash access providers. In general, these amendments require companies that provide cash access services to gaming establishments within the State of Nevada to obtain and maintain a cash access service provider license from the Nevada Gaming Commission. In general, the licensure requirements for a cash access service provider are substantially similar to those imposed upon applicants for non-restricted gaming licenses. In Nevada, we have applied for a cash access service provider license as well as a finding of suitability as a manufacturer and distributor of associated equipment. Our applications for licensure and a finding of suitability remain pending with the Nevada Gaming Control Board and we expect to receive approvals for licensure and a finding of suitability in March 2012.

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

        The following table provides an overview of our licensing status in jurisdictions located within the United States together with the percentage of total U.S.-based revenue derived in each such jurisdiction (inclusive of revenue derived from Native American gaming establishments):

Table of Geographic Concentration and Licensing Status

			Gaming License Required(3)(4)
	Revenue Percentage(1)(2)				Status
			Western Money	GCA or Holdings	Western Money	GCA or Holdings
Location	2011	2010
California	10%	12%	Yes	Yes	Pending	Pending
Connecticut	6%	5%	Yes	No	Pending	N/A
Florida	9%	8%	Yes	No	Granted	N/A
Nevada	22%	22%	Yes	Yes	Pending	Pending
Oklahoma	5%	4%	No	No	N/A	N/A
Pennsylvania	7%	6%	Yes	Yes	Granted	Granted
Michigan	5%	4%	Yes	Yes	Pending	Granted
All other	36%	39%	N/A	N/A	N/A	N/A

(1)
All other represents jurisdictions with less than 5% of the Company's revenue based on the 2011 results.

(2)
Foreign jurisdictions are excluded from this table.

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

Financial Services Regulation

        Durbin Amendment.    On June 29, 2011, the Federal Reserve Board issued a final rule establishing standards for debit card interchange fees, among other things, which took effect on October 1, 2011. This rule, Regulation II (Debit Card Interchange Fees and Routing) was promulgated pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (as modified by the Durbin Amendment) and establishes standards for assessing whether debit card interchange fees received by certain debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Debit card interchange fees are established by payment card networks and ultimately paid by merchants to debit card issuers for each debit transaction.

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

        In addition, the cash access services that we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act. Our gaming establishment customers and we are required to file a SAR with the U.S. Treasury Department's Financial Crimes Enforcement Network to report any suspicious transactions relevant to a possible violation of law or regulation. To be reportable, such a transaction must meet criteria that are designed to identify the hiding or disguising of funds derived from illegal activities. Our gaming establishment customers, in situations where our cash access services are provided through gaming establishment cashier personnel, and we, in situations where we provide our cash access services directly to patrons through satellite cages or booths that we staff and operate, are required to file a CTR of each deposit, withdrawal, exchange of currency or other payment or transfer by, through, or to us which involves a transaction in currency of more than $10,000 in a single day. Our QCP Web product can assist in identifying transactions that give rise to reporting obligations. When we issue or sell drafts for currency in amounts between $3,000 and $10,000, we maintain a record of information about the purchaser, such as the purchaser's address, Social Security Number and date of birth.

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

        Debt Collection.    We currently outsource most of our debt collection efforts to third parties, however, in some circumstances, we engage in debt collection to collect on our dishonored checks purchased by Central Credit pursuant to our check warranty services, returns from customer payments on their account with the Arriva Card, chargebacks on our cash access products and unpaid balances for services performed for our check services, Central Credit services, receivables relating to the sale and service of slot machine ticket redemption devices and jackpot kiosks and other amounts owing to us in connection with performing various services for our customers. All such collection practices may be subject to the Fair Debt Collections Practices Act, which prohibits unfair, deceptive or abusive debt collection practices, as well as consumer-debt-collection laws and regulation adopted by the various states.

        Privacy Regulations.    Our collection of information from patrons who use our financial products and services, such as our cash access services, are subject to the financial information privacy protection provisions of the Gramm-Leach-Bliley Act and its implementing federal regulations. We gather, as permitted by law, non-public, personally-identifiable financial information from patrons who use our cash access services, such as names, addresses, telephone numbers, bank and credit card account numbers and transaction information. The Gramm-Leach-Bliley Act requires us to safeguard and protect the privacy of such non-public personal information. Also, the Gramm-Leach-Bliley Act requires us to make disclosures to patrons regarding our privacy and information sharing policies and give patrons the opportunity to direct us not to disclose information about them to unaffiliated third parties in certain situations. In this regard, we provide patrons with a privacy notice, an opportunity to review our privacy policy, and an opportunity to opt out of specified types of disclosures. In addition to the federal Gramm-Leach-Bliley Act privacy regulations, we are subject to state privacy regulations. Some state privacy regulations impose more stringent limitations on access and use of personal information. We continue to implement policies and programs as well as adapt our business practices in order to comply with federal and state privacy laws and regulations.

        ATM Operations.    The Electronic Fund Transfer Act also requires us to post certain notices on the ATMs that we operate regarding the fees that we charge for performing an ATM transaction as well as incorporating such notices on the ATM screens to notify patrons of such fees prior to completing an ATM transaction. Our ATM services are subject to applicable state banking regulations in each jurisdiction in which we operate ATMs. These regulations require, among other things, that we register with the state banking regulators as an operator of ATMs, that we provide gaming patrons with notices of the transaction fees assessed upon use of our ATMs, that our transaction fees do not exceed designated maximums, that we offer gaming patrons a means of resolving disputes with us, and that we comply with prescribed safety and security requirements. In addition, the ATMs that we operate are subject to requirements of the Americans with Disabilities Act which in general require that ATMs be accessible to individuals with disabilities, such as visually-impaired persons. New and stricter regulations under the Americans with Disabilities Act regarding accessibility to ATMs will go into effect in March 2012.

        Check Cashing.    In jurisdictions in which we serve as a check casher or agree to defer deposit of gaming patrons' checks under our QuikCredit services, we are subject to the state licensing requirements and regulations governing check cashing activities. Generally, these regulations require us to obtain a license from the state's banking regulators to operate as a check casher. Some states also impose restrictions on this activity such as restrictions on the amounts of service fees that may be imposed on the cashing of certain types of checks, requirements as to records that must be kept with respect to dishonored checks, and requirements as to the contents of receipts that must be delivered to gaming patrons at the time a check is cashed.

        Network and Card Association Regulation.    In addition to the governmental regulation described above, some of our services are also subject to rules promulgated by various payment networks, EFT networks and card associations. For example, we must comply with the Payment Card Industry ("PCI") Data Security Standard. Since June 30, 2006 we have been designated as a compliant service provider under the PCI Data Security Standard. We must be certified to maintain our status as a compliant service provider on an annual basis.

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

Employees

        As of December 31, 2011, we had 416 employees. We are not subject to any collective bargaining agreements and have never been subject to a work stoppage. We believe that we have maintained good relationships with our employees.

Available Information

        Our Internet address is http://www.gcainc.com. We make available free of charge in the "Investor Relations" portion of our website under "SEC Filings" our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

Our business is dependent upon consumer demand for gaming and current economic trends specific to the gaming industry and the cash access industry continue to remain uncertain.

        Our customers consist almost entirely of casinos and other gaming establishments. As a result, our business is dependent upon consumer demand for gaming. Gaming is a discretionary leisure activity and the gaming industry in general has contracted during 2011 and 2010 as a result of the decreased consumer demand and spending relating to gaming activities and services.

        In addition, the quantity and dollar amount of credit card cash access transactions performed by patrons has declined in 2011 and 2010, and we believe this trend is primarily attributable to patrons' reduced access to credit as well as patrons' attempts to manage their overall spending patterns. Patrons also are performing a higher percentage of ATM transactions as compared to credit card cash access transactions. These trends have had an adverse impact on our results of operations for 2011 and 2010 because we charge higher fees for credit card cash access transactions than ATM transactions.

        The volume indicators for the industry appear to have stabilized. We expect consumer demand for gaming activity to be modestly higher over the next year, however, an unanticipated downturn in demand for gaming activity and the patron's desire for performing credit card cash access transactions may have a material adverse effect on our business.

If we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition and operating results may suffer a material adverse effect.

        We enter into contracts with our gaming establishment customers to provide our cash access products and related services. Our contracts typically have an average term of three years in duration, but some are terminable upon 30 days advance notice or are terminable by our gaming establishment customers in the event that we fail to satisfy specific covenants set forth in the contracts, including gaming regulatory compliance covenants. We are typically required to renegotiate the terms of our customer contracts upon their expiration, and in some circumstances we may be forced to modify the terms of our contracts before they expire. When we have successfully renewed these contracts, these negotiations have in the past resulted in, and in the future may result in, financial and other terms that are less favorable to us than the terms of the expired contracts. In particular, we are often required to pay a higher commission rate to a gaming establishment than we previously paid in order to renew the relationship. Assuming constant transaction volume, increases in commissions or other incentives paid to gaming establishments would negatively impact our operating results. We may not succeed in renewing these contracts when they expire, which would result in a complete loss of revenue from that customer, either for an extended period of time or forever. If we are required to pay higher commission rates or agree to other less favorable terms to retain our customers or we are not able to renew our relationships with our customers upon the expiration of our contracts, our business, financial condition and operating results would be harmed.

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

        Recently, we have faced increased competition from smaller companies who have entered the market. These organizations tend to provide basic services and aggressive pricing. In addition, we may face competition in the future from gaming equipment manufacturers and system providers.

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

        Although no single customer accounted for more than ten percent of our revenues for the year ended December 31, 2011, the loss of, or a substantial decrease in revenues from, any one of our top customers could have a material adverse effect on our business and operating results. For the years ended December 31, 2010 and 2009, the combined revenues from all segments for our largest customer, Caesars Entertainment and its subsidiaries and affiliates was approximately $79.6 million and $92.8 million, respectively, representing 13.3% and 14.1%, respectively, of the Company's total consolidated revenues. In August 2010, Caesars announced its intention not to renew its agreements with us for the provision of cash access services with the Company, which expired in November 2010. We reacquired a portion of the Caesars business in connection with the MCA Processing asset purchase acquisition in November 2011. Our five largest customers accounted for approximately 28.4%, 34.6% and 34.4% of our total revenue in 2011, 2010 and 2009, respectively.

        As our contracts are often executed by one corporation for the provision of services at multiple gaming establishments, the loss of a single contract often results in the loss of multiple gaming establishments. Consolidation among operators of gaming establishments may also result in the loss of a top customer to the extent that customers of ours are acquired by our competitors' customers.

Card associations and EFT networks may change interchange reimbursement rates or network operating fees or assess new fees associated with the processing and settlement of our cash access transactions or otherwise change their operating rules and regulations without our consent and such changes may affect our revenues, cost of revenues (exclusive of depreciation and amortization), net income and our business generally.

        We receive income from issuers of ATM, credit and debit cards for certain transactions performed on our ATMs related to cash dispensing or certain other non-financial transactions such as balance inquiries. The EFT networks may also charge certain fees related to the performance of these transactions. We refer to the net of this income and fees as reverse interchange. The amount of this reverse interchange income is determined by the electronic funds transfer networks, and are subject to decrease in their discretion at any time.

        Several EFT networks that support ATM transactions, including Visa, MasterCard and Star, have recently announced changes in their interchange reimbursement structure for ATM transactions that will become effective beginning in January 2012 through April 2012. These changes will materially reduce the net reimbursement that the Company receives from ATM transactions processed on the respective networks. We anticipate other regional networks may make similar changes. Although we believe that we will be able to pass through these changes to most of our customers, certain of our contracts with gaming operators do not enable us to pass through such amounts. To the extent our transaction volumes remain constant and the net reimbursement for ATM transactions is reduced, our net income would decrease, which may result in a material adverse impact on our revenues and operating results.

        In addition, through the credit card associations and EFT networks we pay interchange and other network fees for services they provide in settling transactions routed through their networks. Collectively we call these fees interchange fees. Subject to the limitations imposed by Federal regulations such as the Durbin Amendment or other regulations that may be enacted, the amounts of these interchange fees are determined based upon the sole discretion of the card associations and EFT networks, and are subject to increase at any time. Although certain of our contracts enable us to pass through increases in interchange or other network processing fees to our customers, competitive pressures might prevent us from passing all or some of these fees through to our customers in the future. To the extent that we are unable to pass through to our customers all or any portion of any increase in interchange or other network processing fees, our cost of revenues (exclusive of depreciation and amortization) would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our financial condition and operating results.

        The card associations and EFT networks may also elect to impose new membership fees, or other fees, or implement new rules and regulations with respect to processing transactions through their networks, and any such new fees, rules or regulations could have a material adverse effect on our business and operating results.

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

        Beginning in the fourth quarter of 2011 we began to experience significantly reduced interchange fees as a result of this legislation. We believe that this cap on debit interchange fees will continue to have a material positive impact on our financial performance in subsequent periods. Our belief, however, regarding the size and impact of our anticipated interchange cost reductions is subject to several assumptions which may prove to be inaccurate and factors beyond our control. We may not retain all of the anticipated financial benefits due to competitive factors that may require us to pass on a portion or all of the anticipated cost savings to our customers. Additionally, our anticipated interchange cost reductions could be offset in whole or in part by corresponding increases in other items of expense, such as additional fees, surcharges or expenses charged by card associations and/or payment networks or other costs that we must incur to complete transactions following the effectiveness of the rule. If any of our assumptions regarding the implementation or interpretation of the Durbin Amendment prove to be inaccurate, we may not retain all of the anticipated cost savings described herein.

Our ability to effectively operate in Native American gaming markets is vulnerable to legal and regulatory uncertainties, including the ability to enforce contractual rights on Native American land.

        Historically, we have derived a significant percentage of our revenue from the provision of cash access and related services on Native American lands. Because federally recognized Native American tribes are independent governments with sovereign powers, Native American tribes can enact their own laws and regulate gaming operations and contracts. Native American tribes maintain their own governmental systems and often their own judicial systems and have the right to tax persons and enterprises conducting business on Native American lands, and also have the right to require licenses and to impose other forms of regulation and regulatory fees on persons and businesses operating on their lands. In the absence of a specific grant of authority by Congress, states may regulate activities taking place on Native American lands only if the Native American tribe has a specific agreement or compact with the state. Our contracts with Native American tribal customers with respect to governing law and venue provisions vary widely. In addition, these choice-of-law and venue clauses may not be enforceable.

        Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States. Before we can sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we are not always able to obtain. Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribal party to that contract. Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the Native American tribe. Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.

        Additionally, certain Native American tribes require us to contract with entities that are owned, controlled or managed by tribal members to provide a portion of our services. In some instances, these entities are subcontractors of us in connection with providing our services while in other instances we are a subcontractor to these entities who contract with the applicable tribal gaming casino or tribe directly to provide cash access services. Our ability to provide our services is dependent upon our relationship with these third parties and their ability to provide services in accordance with the terms of our contractual arrangement with these third parties and, in some instances, the third parties' relationship or contractual arrangement with the applicable tribal gaming casino or tribe.

Our indebtedness could materially adversely affect our operations and financial results and prevent us from obtaining additional financing, if necessary.

        As of December 31, 2011, we had total indebtedness of $174.0 million in principal amount (of which $174.0 million consisted of the term loan and no amounts were drawn against the revolving credit facility). On March 1, 2011, we entered into a new $245.0 million senior secured credit facility, consisting of a $210.0 million term loan and a $35.0 million revolving credit facility (the "New Senior Credit Facility"). Our substantial indebtedness could have important consequences. For example, it:

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

  •
  restricts our ability to engage in transactions with affiliates or creates liens or guarantees; and

  •
  limits among other things, our ability to borrow additional funds.

        In addition, the New Senior Credit Facility contains restrictive and financial covenants that may limit our ability to engage in activities that we may believe to be in our long-term best interests. Specifically, the New Senior Credit Facility contains affirmative and negative covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, acquisitions and dispositions, and the payment of dividends and other restricted payments. In addition, the New Senior Credit Facility contains financial covenants requiring us to have a maximum leverage ratio and a minimum interest coverage ratio which are discussed in more detail in the section entitled "Borrowings under the New Senior Credit Facility" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Our failure to comply with these covenants could result in an event of default, which if not cured or waived, could result in the acceleration of all of our debt under the New Senior Credit Facility.

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

  •
  disruption to our ongoing business, including the diversion of management's attention and of resources from our principal business;

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

        We currently rely upon Wells Fargo Bank, N.A. ("Wells Fargo") to supply us with cash for substantially all of our ATMs. We are obligated to pay a monthly cash usage equal to the average daily balance of funds realized multiplied by the three-month LIBOR plus a mutually agreed upon margin. Assuming no change in the amount of cash used to supply our ATMs, an increase in LIBOR will result in an increase in the monthly fee that we must pay to obtain this supply of cash, thereby increasing our ATM operating costs. Any increase in the amount of cash required to supply our ATMs would magnify the impact of an increase in LIBOR and our business could be adversely affected. For the years ended December 31, 2011 and 2010, we incurred approximately $2.8 million and $1.9 million, respectively, in aggregate fees for this supply of cash.

        As of March 11, 2011, all of our indebtedness under our New Senior Credit Facility was at a variable interest rate tied to LIBOR.

        Any material increases to LIBOR could increase the amount of fees we are required to pay to Wells Fargo to supply us with our vault cash for our ATMs and the amount of interest we are required to pay under the New Senior Credit Facility and adversely affect our business. In January 2012, we entered into a three year $150.0 million interest rate cap agreement pursuant to the terms and conditions of the New Senior Credit Facility which mitigates our exposure to any increases to LIBOR to the extent LIBOR rises above 1.5% during the term of the interest rate cap agreement.

An unexpectedly high level of chargebacks, as the result of fraud or otherwise, could adversely affect our cash access business.

        When patrons use our cash access services, we either dispense cash or produce a negotiable instrument that can be exchanged for cash. If a completed cash access transaction is subsequently disputed, and if we are unsuccessful in establishing the validity of the transaction, we may not be able to collect payment for such transaction and such transaction becomes a chargeback. In the event that we incur chargebacks in excess of specified levels, we could lose our sponsorship into the card associations. In addition, in the event that we incur chargebacks in excess of specified levels, we could be censured by the card associations by way of fines or otherwise. Our failure to adequately manage our check warranty expenses could have a material adverse effect on our business.

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

        We currently rely on TeleCheck and Central Credit to provide check warranty services to many of our customers. When a gaming establishment obtains an authorization from either TeleCheck or Central Credit pursuant to their check warranty service, the respective provider warrants payment on the patron's check. If the patron's check is subsequently dishonored upon presentment for payment, TeleCheck or Central Credit must purchase the dishonored check from the gaming establishment for its face amount. Pursuant to the terms of our contract with TeleCheck and as a part of Central Credit's service, we are responsible for all of the losses associated with these dishonored checks. There is no limit on the aggregate dollar amount to which we are exposed, which is a function of the face amount of checks warranted. We manage and mitigate the risks associated with these dishonored checks through the use of risk analytics, data from third party databases, proprietary information from our own systems and collection efforts, including the additional fees that we are entitled to collect from check writers of dishonored checks. During the years ended December 31, 2011 and 2010, our warranty expenses with respect to warranty service were $10.4 million and $10.1 million, respectively. We have full control over the decision to warrant payment on a particular check under both platforms. If we fail to make sound risk assessment decisions or our risk analytics are ineffective in the approval of checks to be warranted, we may incur an unexpectedly high level of check warranty expenses at any time.

The provision of our credit card access, POS debit and ATM services are dependent upon our continued sponsorship into the VISA and MasterCard card associations, and the suspension or termination of our sponsorship would result in a material adverse effect on our business.

        We process virtually all of our credit card cash access, POS debit and ATM service transactions through the VISA and MasterCard card associations both domestically and internationally, and virtually all of the revenue that we derive from our credit card cash access, POS debit and ATM services is dependent upon our continued sponsorship into the VISA and MasterCard associations. We cannot provide these services without sponsorship into the VISA and MasterCard associations by a member financial institution. Our failure to maintain our current sponsorship arrangements or secure alternative sponsorship arrangements into the VISA and MasterCard associations would have a material adverse effect on our business.

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

        The card associations' and payment networks rules and regulations are always subject to change, and the card associations or payment networks may modify their rules and regulations from time to time. Our inability to anticipate changes in rules, regulations or the interpretation or application thereof may result in substantial disruption to our business. In the event that the card associations, payment networks or our sponsoring banks determine that the manner in which we process certain types of card transactions is not in compliance with existing rules and regulations, or if the card associations or payment networks adopt new rules or regulations that prohibit or restrict the manner in which we process certain types of card transactions, we may be forced to pay a fine, modify the manner in which we operate our business or stop processing certain types of cash access transactions altogether, any of which could have a material negative impact on our business and operating results.

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

        Our products and services, and the networks and third-party services upon which our products and services are based, are complex and may contain undetected errors, which may cause us to suffer unexpected failures and security breaches. We are exposed to the risk of failure or security breaches of the computer systems that are owned, operated and managed by TSYS Acquiring Solutions, LLC ("TSYS") and other third party service providers, which we do not control. TSYS and certain other providers own the data centers through which most of our transactions are processed, and we rely on TSYS and these other providers to maintain the security and integrity of our transaction data, including confidential consumer data. In addition, we are exposed to the risk of failure and security breaches of our proprietary computer systems, many of which are deployed, operated, monitored and supported by TSYS. We rely on TSYS to detect and respond to errors and failures in our proprietary computer systems. We also rely on several other third party vendors for hosting services, software development and system support of the self-service slot ticket and player point redemption kiosks that incorporate our cash access services. We also are exposed to the risk of failure of card association and electronic funds transfer networks that are used to process and settle our transactions. These networks, which are owned and operated by others, are subject to planned and unplanned outages and may suffer degradations in performance during peak processing times. Finally, we are subject to the risk of disruption to, or failure of, the telecommunications infrastructure upon which the interfaces among these systems are based. All of these systems and networks, upon which we rely to provide our services, are potentially vulnerable to computer viruses, physical or electronic security breaches, natural disasters and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete patron transactions.

The collection, storage, transmission, use and distribution of data regarding gaming patrons that use our services could give rise to liabilities or additional costs as a result of laws, governmental regulations or differing views of personal privacy rights.

        We collect, store and transmit large volumes of data regarding gaming patrons that utilize our cash access and Central Credit services. This data includes personally identifiable information, transaction behavioral data and credit history data. In some instances, we also utilize this data in connection with providing marketing services and data intelligence services to gaming establishments. This information is increasingly subject to federal, state and card association laws and regulations as well as laws and regulations in numerous jurisdictions around the world. Governmental regulations are typically intended to protect the privacy and security of such data and information as well as to regulate the collection, storage, transmission, transfer, use and distribution of such data and information.

        We could be adversely affected if domestic or international laws or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their laws or regulations in ways that negatively affect our business or even prohibit us from offering certain marketing data intelligence or other services. Similarly, if we are required to allocate significant resources to modify our internal operating systems and procedures to enable enhanced protection of patron data that we transmit store and use, our business results could be adversely affected.

        In addition, because various foreign jurisdictions have different laws and regulations concerning the storage, transmission and use of gaming patron data, we may face requirements that pose compliance challenges in new international markets that we seek to enter. Such variation could subject us to costs, liabilities or negative publicity that could impair our ability to expand our operations into some countries and therefore limit our future growth.

Because of our dependence on a few providers, or in some cases one provider, for some of the services we offer to patrons, the loss of a provider of such services or the degradation of such services could have a material adverse effect on our business or our financial performance.

        We depend on a few providers, or in some cases one provider, for some of the services that we offer to patrons. The loss of any of these providers or the failure of such providers to provide these services could have a material adverse effect on our business and financial performance.

        Certain of our material third party providers may be subject to gaming and other licensing requirements. If our third party providers are unable to obtain or maintain a license, we may be required to find a replacement provider for such services, which could have a material adverse impact on our business.

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

        Authorizations and Settlement.    We rely on TSYS to provide processing services for the majority of our transactions by obtaining authorizations for credit card cash access transactions, POS debit card transactions, ATM cash withdrawal transactions and to provide settlement transaction files to card associations for some of these transactions. In addition, TSYS may in some cases be dependent upon a single access point to connect to the various transaction processing networks.

        Software Development, Hosting and System Support.    We rely on TSYS and other third party vendors for software development, hosting and system support services.

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

        ATM Cash Supply.    We have entered into a Contract Cash Solutions Agreement with Wells Fargo to provide cash for substantially all of our ATMs. This agreement calls for up to $400.0 million in available cash with the ability to obtain an additional $50.0 million in certain circumstances. The current agreement expires in November 2013. If our business demand for cash exceeds this limit or we default or cannot renew this limit we may have an inadequate supply of cash for our ATMs.

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

        We have also entered into license agreements with other parties for the exclusive use of their technology and intellectual property rights in the gaming industry, such as our license to use portions of the software infrastructure upon which our systems operate from TSYS. We rely on these other parties to maintain and protect this technology and the related intellectual property rights. If our licensors fail to protect their intellectual property rights in material that we license and we are unable to protect such intellectual property rights, the value of our licenses may diminish significantly and our business could be significantly harmed.

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

        Attempting to enter international markets in which we have not previously operated may expose us to political, economic, tax, legal and regulatory risks not faced by businesses that operate only in the United States. The legal and regulatory regimes of foreign markets and their ramifications on our business are less certain. Our international operations will be subject to a variety of risks, including different regulatory requirements and interpretations, trade barriers, difficulties in staffing and managing foreign operations, higher rates of fraud, fluctuations in currency exchange rates, difficulty in enforcing or interpreting contracts or legislation, political and economic instability and potentially adverse tax consequences. Difficulties in obtaining approvals, licenses or waivers from the monetary and gaming authorities of other jurisdictions, in addition to other potential regulatory and quasi-regulatory issues that we have not yet ascertained, may arise in international jurisdictions into which we attempt to enter. In these new markets, our operations will rely on an infrastructure of financial services and telecommunications facilities that may not be sufficient to support our business needs, such as the authorization and settlement services that are required to implement electronic payment transactions and the telecommunications facilities that would enable us to reliably connect our networks to our products at gaming establishments in these new markets. In these new markets, we may additionally provide services based upon interpretations of applicable law, which interpretation may be subject to regulatory or judicial review. These risks, among others, could materially and adversely affect our business and operating results. In connection with our expansion into new international markets, we may forge strategic relationships with business partners to assist us. The success of our expansion into these markets therefore may depend in part upon the success of the business partners with whom we forge these strategic relationships. If we do not successfully form strategic relationships with the right business partners or if we are not able to overcome cultural differences or differences in business practices, our ability to penetrate these new international markets will suffer.

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

        Our ATM services are subject to the applicable federal, state and local banking regulations in each jurisdiction in which we operate ATMs, which regulations relate to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs and our ability to surcharge cardholders who use our ATMs and the notices and form of notices that must be posted on our ATMs. These regulations may impose significant burdens on our ability to operate ATMs profitably in some locations, or at all and our business operating results could be adversely affected. Moreover, because these regulations are subject to change, we may be forced to modify our ATM operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide ATM services at gaming establishments.

        If federal, state, local or foreign authorities adopt new laws or regulations or raise enforcement levels on existing laws and regulations that make it more difficult for us to operate our ATM business and credit card cash access business, then our revenues and earnings may be negatively affected. If legislation or other legislation or regulations are enacted in the future that adversely impact our ATM business and credit card cash access business, we may be forced to modify our operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide ATM and credit card cash access services at gaming establishments and our business, financial condition and operating results would be harmed.

        In addition, ATMs are subject to requirements of the Americans with Disabilities Act which in general require that ATMs be accessible to individuals with disabilities, such as visually-impaired persons. New and stricter regulations under the Americans with Disabilities Act regarding accessibility to ATMs will go into effect in March 2012. If we are unable to comply with these stricter regulations, our business financial condition and operating results could be harmed.

We are subject to extensive governmental gaming regulation, which may harm our business.

        We are subject to a variety of regulations in the jurisdictions in which we operate. Most of the gaming regulators in jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machine or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors and construction contractors. In general, in those jurisdictions where we provide cash access and Central Credit services but do not sell or service slot machine ticket redemption devices or jackpot kiosks, we are typically characterized as a non-gaming supplier or vendor and we must obtain a non-gaming supplier's or vendor's license, qualification or approval. The obtaining of these licenses, qualifications or approvals and the regulations imposed on non-gaming suppliers and vendors are typically less stringent than for gaming related suppliers and vendors. However, some of the gaming regulators in jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors, and in those jurisdictions we currently are subject to the same stringent licensing, qualification and approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Such requirements include licensure or finding of suitability for some of our officers, directors and beneficial owners of our securities. If gaming regulatory authorities were to find any such officer, director or beneficial owner unsuitable, or if any such officer, director, or beneficial owner fails to comply with any licensure requirements, we would be required to sever our relationship with that person. Severing our relationship with a person may require such individual ceasing to provide services to us in any capacity, including as an officer, director, employee or consultant, such person divesting himself, herself or itself of all or substantially all of its equity interest in us, and we refraining from conducting any business or maintaining any business relationship with such person or any entity that such person is a director, officer or stockholder of or otherwise affiliated with. Any of the foregoing could be costly to the Company and materially disruptive of its management and operations. Our failure to sever our relationship with a person in a manner acceptable to the gaming regulatory authorities or at all may result in the loss or denial of licensure or a finding of unsuitability, which loss or denial of licensure or finding of unsuitability by a gaming regulatory authority may prohibit us from continuing to operate in such jurisdiction. Any loss or denial of licensure or finding of unsuitability in any one jurisdiction would likely result in similar adverse regulatory actions in several other jurisdictions, resulting in a domino effect of adverse regulatory actions. The effects of the internal investigation that we announced on November 14, 2007 have resulted in heightened scrutiny from gaming regulators and an increased risk of regulatory intervention as has the activities of certain of our stockholders in the conduct of businesses unaffiliated with the Company.

        The State of Nevada recently adopted amendments to the Nevada Gaming Control Act with respect to the licensure of cash access providers. In general, these amendments require companies that provide cash access services to gaming establishments within the State of Nevada to obtain and maintain a cash access service provider license from the Nevada Gaming Commission. In general, the licensure requirements for a cash access service provider are substantially similar to those imposed upon applicants for non-restricted gaming licenses. In Nevada, we have applied for a cash access service provider license as well as a finding of suitability as a manufacturer and distributor of associated equipment. Our applications for licensure and a finding of suitability remain pending with the Nevada Gaming Control Board and we expect to receive approvals for licensure and a finding of suitability in March 2012. Our failure to obtain and ultimately maintain either the cash access service provider license or a finding of suitability from the Nevada Gaming Commission will have a material adverse effect on our business.

        As a result of our acquisition of Western Money, we are now required to obtain and maintain a gaming-related supplier's license in those jurisdictions where we sell and service gaming-related devices. Although we have obtained the necessary gaming related supplier's license in a majority of those jurisdictions where we sell and service slot machine ticket redemption devices and jackpot kiosks, we are currently operating under temporary approvals in some of these jurisdictions. As discussed above, the initial and ongoing licensure requirements imposed on gaming-related suppliers as compared to non-gaming related vendors or suppliers are, in general, substantially more burdensome. Such licensure requirements may include, but are not limited to the following: requiring the licensure or finding of suitability of any of our officers, directors, key employees or beneficial owners of our securities, as well as our key third party vendors, suppliers, customers and other companies with whom we conduct business; the termination or disassociation with such officer, director, key employee or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; the submission of reports of material loans, leases and financing; and, the regulatory approval of some commercial transactions, such as the transfer or pledge of equity interests in the Company. These regulatory burdens are imposed upon gaming-related suppliers or vendors on an ongoing basis and there is no guarantee that we will be successful in obtaining and maintaining all necessary licenses and permits and to continue to hold other necessary gaming licenses and permits to conduct our business as currently being conducted by us. In addition, we also may be required to submit software and other key technology components of our slot machine ticket redemption devices to government or third party gaming laboratories for testing and certification prior to deploying such devices in a particular gaming jurisdiction.

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

        Our patron marketing services depend on our ability to collect and use non-public personal information relating to patrons who use our products and services and the transactions they consummate using our services. We are required by federal and state privacy laws and rules to safeguard and protect the privacy of such information, to make disclosures to patrons regarding our privacy and information sharing policies and, in some cases, to provide patrons an opportunity to "opt out" of the use of their information for certain purposes. The failure or circumvention of the means by which we safeguard and protect the privacy of information we gather may result in the dissemination of non-public personal information, which may harm our reputation and may expose us to liability to the affected individuals and regulatory enforcement proceedings or fines. Regulators reviewing our policies and practices may require us to modify our practices in a material or immaterial manner or impose fines or other penalties if they believe that our policies and practices do not meet the necessary standard. To the extent that our patron-marketing services have in the past failed or now or in the future fail to comply with applicable law, our privacy policies or the notices that we provide to patrons, we may become subject to actions by a regulatory authority or patrons which cause us to pay monetary penalties or require us to modify the manner in which we provide patron-marketing services. To the extent that patrons exercise their right to "opt out," our ability to leverage existing and future databases of information would be curtailed. Consumer and data privacy laws are evolving, and due to recent high profile thefts and losses of sensitive consumer information from protected databases, such laws may be broadened in their scope and application, impose additional requirements and restrictions on gathering, encrypting and using patron information or narrow the types of information that may be collected or used for marketing or other purposes or require patrons to "opt-in" to the use of their information for specific purposes, or impose additional fines or potentially costly compliance requirements which will hamper the value of our patron-marketing services.

Risks related to our capital structure

Our common stock has been publicly traded since September 22, 2005 and we expect that the price of our common stock will fluctuate substantially.

        There has been a public market for our common stock since September 22, 2005. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including those described above under "—Risks related to our business," "—Risks related to the industry" and the following:

  •
  our failure to maintain our current customers, including because of consolidation in the gaming industry;

  •
  increases in commissions paid to gaming establishments as a result of competition;

  •
  increases in interchange rates, processing fees or other fees paid by us;

  •
  decreases in reverse interchange rates paid to us;

  •
  actual or anticipated fluctuations in our or our competitors' revenue, operating results or growth rate;

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

  •
  allow our Board of Directors to issue shares of preferred stock with rights senior to those of the common stock and that otherwise could adversely affect the rights and powers, including voting rights and the right to approve or not to approve an acquisition or other change in control, of the holders of common stock, without any further vote or action by the stockholders; and

  •
  do not provide for cumulative voting for our directors, which may make it more difficult for stockholders owning less than a majority of our stock to elect any directors to our Board of Directors. In addition, we are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our voting stock, the person is an "interested stockholder" and may not engage in "business combinations" with us for a period of three years from the time the person acquired 15% or more of our voting stock.

        These provisions may have the effect of entrenching our management team and may deprive our stockholders of the opportunity to sell shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a premium could reduce the price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located in a facility in Las Vegas, Nevada consisting of approximately 40,000 square feet of office space, which is under a lease through April 2013. We also lease several other properties that are used to support all our products and services: remote sales offices in Egg Harbor Township, New Jersey under a lease through September 2012 and in Macau SAR under a lease through November 2012, a facility in Burnsville, MN to support our technology development under lease through February 2013 and our manufacturing facility in Las Vegas, Nevada where we support our redemption device operations that is under lease through November 2014.

        We believe that these facilities are adequate for our business as presently conducted.

ITEM 3.    LEGAL PROCEEDINGS

Automated Systems America, Inc.

        On July 7, 2010, an action was commenced by Automated Systems America, Inc. in the United States District Court, Central District of California, against Holdings, GCA and certain current employees of GCA. The complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of certain patents owned by the Company and alleges antitrust violations of Section 2 of the Sherman Act, unfair competition violations under the Lanham Act and tortuous interference and defamation per se. The plaintiff seeks damages in excess of $2 million, punitive damages, and a trebling of damages associated with the allegations under Section 2 of the Sherman Act. On March 3, 2011, the Company filed a motion to dismiss this action. The Company maintains insurance that may provide for reimbursement of some of the expenses associated with this action. In February 2012, the District Court entered an order granting the Company's motion to dismiss this action without prejudice, allowing the plaintiff to file a new complaint if it chooses to do so. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action.

        We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has traded on the New York Stock Exchange under the symbol "GCA" since September 23, 2005. On February 29, 2012 there were 3 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

        The following table sets forth for the indicated periods, the high and low sale prices per share of our common stock:

	Price Range
	High	Low
2011:
First Quarter	$3.96	$2.95
Second Quarter	3.34	2.58
Third Quarter	3.26	2.07
Fourth Quarter	4.90	2.18
2010:
First Quarter	$8.38	$6.51
Second Quarter	9.26	7.20
Third Quarter	7.46	3.46
Fourth Quarter	4.17	2.26

        On February 29, 2012, the closing sale price of our common stock on the New York Stock Exchange was $5.56.

Dividend Policy

        We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all our earnings to finance the growth and development of our business. Any future change in our dividend policy will be made at the discretion of our Board of Directors and will depend on contractual restrictions, our results of operations, earnings, capital requirements and other factors considered relevant by our Board of Directors. In addition, the New Senior Credit Facility limits the ability of GCA and Holdings to declare and pay cash dividends.

Common Stock Repurchases

        On February 10, 2010, pursuant to Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, the Company's Board of Directors authorized the repurchase of up to an additional $25 million worth of the Company's outstanding common stock, subject to compliance with such contractual limitations on such repurchases under the Company's financing agreements in effect from time to time, including but not limited to those relating to the Company's senior secured indebtedness and senior subordinated notes. For the year ended December 31, 2010, the Company repurchased 2,000,000 of its shares of common stock pursuant to this repurchase authorization for an aggregate purchase price of $7.7 million.

        On April 8, 2010, the Company repurchased in a privately negotiated transaction 3,105,590 shares of its outstanding common stock from various entities affiliated with Summit Partners, L.P. for an aggregate purchase price of $25.0 million at a purchase price of $8.05 per share of common stock. Charles J. Fitzgerald, who was a member of the Company's Board of Directors until his term expired on April 29, 2010, is a managing partner of Summit Partners, L.P. The Company funded this repurchase with cash on hand. This repurchase was made pursuant to a separate authorization by the Board of Directors of the Company in March 2010, separate from the $25.0 million share repurchase program previously made on February 10, 2010.

        In addition, for the years ended December 31, 2011 and 2010, the Company repurchased or withheld from restricted stock awards of 59,167 and 116,750 shares, respectively, of common stock at an aggregate purchase price of $0.2 million and $0.8 million, respectively, to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

        There were no common stock repurchases by the Company for the year ended December 31, 2011.

ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

	Total Number of Shares Purchased or Withheld		Average Price per Share Purchased or Withheld		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Rule 10b-18 Repurchases
10/1/11 - 10/31/11	—	(1)	—		—	(1)	$17,324,976	(4)
11/1/11 - 11/30/11	—	(1)	—		—	(1)	$17,324,976	(4)
12/1/11 - 12/31/11	—	(1)	—		—	(1)	$17,324,976	(4)

Sub-Total	—	(1)	—		—	(1)
Tax Withholdings
10/1/11 - 10/31/11	3,302	(2)	$2.55	(3)	3,302	(2)	$—	(4)
11/1/11 - 11/30/11	3,252	(2)	3.29	(3)	3,252	(2)	$—	(4)
12/1/11 - 12/31/11	3,166	(2)	4.57	(3)	3,166	(2)	$—	(4)

Sub-Total	9,720	(2)	3.46	(3)	9,720	(2)

Total	9,720		$3.46		9,720

(1)
For the year ended December 31, 2011, there were no repurchases of common stock pursuant to the Rule 10b-18 share repurchase authorization that we publicly announced on February 16, 2010. Our Board of Directors authorized the repurchase of up to $25.0 million worth of common stock. The share buyback program does not obligate us to repurchase any specific number of shares and can be suspended or terminated at any time.

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

(4)
Represents the maximum approximate dollar value of shares of common stock available for repurchase pursuant to Rule 10b-18 share repurchase authorization at the end of the stated period. As of December 31, 2011, the maximum dollar value of shares that may yet be purchased pursuant to the Rule 10b-18 share buyback program is $17.3 million. However, there are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

STOCK PERFORMANCE GRAPH

        The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor's ("S&P") 500 Index and the S&P Information Technology Index during the approximate five year period ended December 31, 2011.

        The graph assumes that $100 was invested on December 31, 2006 in our common stock, in the S&P 500 Index and the S&P Information Technology Index, and that all dividends were reinvested. Research Data Group, Inc. furnished this data. Cumulative total stockholder returns for our common stock, the S&P 500 Index and the S&P Information Technology Index are based on the calendar month end closing prices. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Global Cash Access Holdings, Inc, the S&P 500 Index, and the S&P Information
Technology Index

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

        This graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal years ended December 31, 2011, 2010, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements, some of which are included herein. Our selected consolidated financial data may not be indicative of our future financial condition or results of operations (amounts in thousands, except per share amounts).

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data:
Revenues
Cash advance	$203,869	$244,139	$289,314	$326,476	$316,094
ATM	283,727	314,627	325,953	289,122	240,575
Check services	26,269	28,357	38,525	42,366	31,126
Other revenues	30,198	18,467	13,928	13,644	10,145

Total revenues	544,063	605,590	667,720	671,608	597,940
Cost of revenues (exclusive of depreciation and amortization)	419,606	463,045	501,810	492,974	428,508
Operating expenses	69,517	73,720	76,005	83,962	79,614
Depreciation and amortization	16,644	16,195	17,851	16,026	11,600

Operating income	38,296	52,630	72,054	78,646	78,218
Interest expense, net of interest income	18,638	16,329	17,960	27,888	34,515
Loss on early extinguishment of debt	943	—	—	—	—

Income from continuing operations before income tax provision	18,715	36,301	54,094	50,758	43,703
Income tax provision	9,586	18,751	20,556	23,349	16,709

Income from continuing operations, net of tax	9,129	17,550	33,538	27,409	26,994
Income/(loss) from discontinued operations, net of tax	—	—	44	(3,939)	(3,526)

Net income	9,129	17,550	33,582	23,470	23,468

Plus: net (income)/loss attributable to non-controlling interest(1)	—	(56)	56	86	236

Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	$9,129	$17,494	$33,638	$23,556	$23,704

Basic earnings per share:
Continuing operations	$0.14	$0.27	$0.45	$0.36	$0.33

Discontinued operations	$—	$—	$—	$(0.05)	$(0.04)

Net income	$0.14	$0.27	$0.45	$0.31	$0.29

Diluted earnings per share:
Continuing operations	$0.14	$0.26	$0.45	$0.36	$0.33

Discontinued operations	$—	$—	$—	$(0.05)	$(0.04)

Net income	$0.14	$0.26	$0.45	$0.31	$0.29

Weighted average number of common shares outstanding:
Basic	64,673	65,903	74,232	76,787	81,108
Diluted	64,859	67,272	75,356	76,796	81,377

(1)
Non-controlling interest loss, net of tax, represents the portion of the loss from operations of Innovative Funds Technology, LLC ("IFT") that is attributable to the 40% ownership interest in IFT that is not owned by us. IFT was dissolved on April 19, 2010.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Balance sheet data (at end of period):
Cash and cash equivalents	$55,535	$60,636	$84,768	$77,148	$71,063
Total assets	529,067	458,394	501,767	559,150	538,302
Total borrowings	174,000	208,750	249,750	265,750	263,480
Stockholders' equity	159,858	143,478	145,409	160,878	138,296
Other data:
Net cash provided by operating activities	$54,252	$68,898	$90,963	$71,324	$91,874
Net cash used in investing activities	(18,183)	(24,492)	(7,235)	(58,708)	(10,960)
Net cash used in financing activities	(41,227)	(68,845)	(74,425)	(7,217)	(49,715)
Other data (unaudited):
Aggregate dollar amount processed (in billions):
Cash advance	$4.3	$5.0	$5.7	$6.5	$6.4
ATM	$12.2	$13.6	$14.5	$15.2	$13.6
Check warranty	$1.1	$1.1	$1.5	$1.8	$1.4
Number of transactions completed (in millions):
Cash advance	8.4	10.1	11.7	12.2	11.3
ATM	68.8	78.3	83.4	84.7	73.5
Check warranty	4.4	4.9	6.3	6.5	5.3

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained herein and the information included in our other filings with the Securities and Exchange Commission. This discussion includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risk factors discussed under Item 1A. All forward-looking statements and risk factors included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement or risk factor.

Overview

        We are a global provider of innovative cash access and data intelligence services and solutions to the gaming industry. Our services and solutions provide gaming establishment patrons access to cash through a variety of methods, including ATM cash withdrawals, credit card cash access transactions, POS debit card transactions, check verification and warranty services and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments. We also sell and service cash access devices such as redemption and jackpot kiosks to the gaming industry.

        We began our operations in July 1998 as a joint venture limited liability company among M&C International, entities affiliated with Bank of America, N.A. and First Data. In September 2000, Bank of America sold its entire ownership interest in us to M&C International and First Data. In March 2004, all

of our outstanding ownership interests were contributed to a holding company and all of First Data's ownership interest in us was redeemed. Simultaneously, Bank of America reacquired an ownership interest in us. In May 2004, M&C International sold a portion of its ownership interest to a number of private equity investors, including entities affiliated with Summit Partners, and we converted from a limited liability company to a corporation. In September 2005, we completed an initial public offering of our common stock. In 2007, M&C International distributed its holdings of our common stock to its two principals, Karim Maskatiya and Robert Cucinotta. As of December 31, 2009, we believe both Messrs. Maskatiya and Cucinotta had disposed of all of their holdings of our common stock.

Factors Affecting Comparability:

        Our consolidated financial statements included in this report that present our financial condition and results of operations reflect the following transactions and events:

  •
  On November 15, 2011, the Company acquired substantially all of the assets of MCA Processing LLC. MCA is a provider of ATM, debit card and credit card cash access services to gaming establishments and also manufactures, sells, licenses and services redemption kiosk devices. The results of operations of MCA Processing have been reflected in the applicable business segment financial information following this acquisition.

  •
  On October 1, 2011, the Durbin Amendment, which imposes caps on the amount of debit card interchange fees, was implemented, and materially reduced the amount of interchange expense that we incurred for PIN-based and signature based debit card transactions during the fourth quarter of 2011 as described in more detail in the Trends section below.

  •
  On March 1, 2011, GCA and Holdings entered into the New Senior Credit Facility, consisting of a $210.0 million term loan facility and a $35.0 million revolving credit facility. All $210.0 million of available borrowings under the term loan facility and $4.0 million of available borrowings under the revolving credit facility were borrowed concurrent with the establishment of the New Senior Credit Facility and the Company used substantially all of these proceeds to repay indebtedness under the Company's existing senior secured credit facilities and the senior subordinated notes.

  •
  In August 2010, GCA received notice from its then-largest customer, Caesars, of its intent not to renew its cash access agreements with us, which agreements expired in November 2010. Revenue derived from our contracts with Caesars was $79.6 million for the year ended December 31, 2010, representing 13% of our total revenue for the year ended December 31, 2010.

  •
  In May 2010, we completed the acquisition of Western Money, a manufacturer of redemption kiosk devices. The results of operations of Western Money have been reflected in the applicable business segment financial information following this acquisition.

  •
  IFT, formerly known as QuikPlay, LLC, was a joint venture that was formed on December 6, 2000, and owned 60% by GCA and 40% by IGT. IGT is one of the largest manufacturers of gaming equipment in the United States. GCA was the managing member of this entity and IFT was consolidated in the Company's consolidated financial statements prior to April 19, 2010, at which time GCA and IGT dissolved IFT. The dissolution of IFT did not have a material impact on the condensed consolidated financial statements of the Company.

  •
  We announced on February 28, 2008 that we intended to exit the Arriva Card, Inc. ("Arriva") business. The results of operations for the Arriva line of business have been classified to discontinued operations for the six months ended June 30, 2009. The Company determined that as of July 1, 2009, the results of operations for the Arriva line of business were no longer material and the results of operations for future periods have been classified in continuing operations.

        As a result of the above transactions and events, the results of operations and earnings per share in the periods covered by the consolidated financial statements may not be directly comparable.

Trends

        Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We have identified the more material positive and negative trends affecting our business as the following:

  •
  The gaming sector in the United States has experienced revenue declines over the past several years. In the latter part of 2011, the industry has appeared to show signs of stability and is expected to show modest improvement for 2012.

  •
  We believe that the implementation of the Durbin Amendment and the Federal Reserve Board's implementing rule that imposes caps on the amount of the debit card interchange fees and the recently announced card association rules regarding the reduction in the interchange fees paid by issuing banks on ATM transactions, will have a material impact on our financial performance during 2012 due to the anticipated decrease in the amount of interchange expense that we will be required to pay on both PIN-based and signature-based debit card transactions and the decrease in revenue on our ATM transactions. We believe that more changes are likely to be imposed as the industry continues to respond to these significant changes.

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

  •
  The cash access industry in the gaming sector has become increasingly competitive and is having an adverse effect on the Company's operating margins with respect to new customers and existing customers that have renewed their cash access agreements with the Company.

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

        ATM revenues are comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and reverse interchange fees paid to us by the patrons' issuing banks. Cardholder surcharges are recognized as revenue when a transaction is initiated and reverse interchange is recognized as revenue on a monthly basis based on the total transactions occurring during the month. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount.

        Check services revenues are principally comprised of check warranty revenues and are generally based upon a percentage of the face amount of checks warranted. These fees are paid to us by gaming establishments. In some cases, gaming establishments pass on the fees to patrons.

        Other revenues consist of revenue derived from Western Money operations from the sale of cash access devices, such as slot machine ticket redemption and jackpot kiosks, and from the provision of certain professional services, software licensing, and certain other ancillary fees associated with the sale, installation and maintenance of those devices. In addition, other revenues consist of Central Credit revenues that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated. Also included in Other revenues are revenues generated from Casino Marketing Services and revenues generated from Global Recovery Service revenues ("GRS"). This revenue results from a fee collected from GCA clients for research and investigation, using GCA's proprietary data base to identify funds associated with individual credit card cash access and POS debit card transaction money transfers that were issued upon the completion of such a transaction for which a charge or debit was made to a cardholder's account but the bank draft was not successfully deposited by GCA's client.

        Our principal costs and expenses include:

        Cost of revenues are costs and expenses directly related to the generation of revenue and exclude depreciation and amortization expenses.

        For credit card cash access and POS debit card transactions and ATM transactions, we pay a commission to the gaming establishment at which the transaction occurs. Commissions are the largest component of cost of revenues (exclusive of depreciation and amortization). We expect commissions to increase as a percentage of revenue as new contracts are signed or existing contracts are renewed. We pay credit card associations and payment networks interchange fees for services they provide in routing transactions through their networks. In addition, we pay fees to participate in various payment networks to support our ATM services. Subject to the recent caps and limitations imposed by the Durbin Amendment, the amounts of these interchange fees are determined by the card associations and payment networks in their sole discretion, and are subject to increase in their discretion from time to time. Many of our cash access contracts enable us to pass through the amount of any increase in interchange or processing fees to our gaming establishment customers, who may in turn pass through these increases to patrons. In the past, the major card associations and payment networks have increased interchange rates at least annually, and they may do so in the future. We pay connectivity and processing fees to our network services providers.

        For our check services transactions, we pay a commission to the gaming establishment at which the transaction occurs. We incur warranty expense when checks that we have warranted through our Central Credit Check Warranty service or that TeleCheck has warranted through its check warranty service are dishonored upon presentment for payment.

        Other cost of revenues (exclusive of depreciation and amortization) consists primarily of costs related to our Western Money products and services, our Central Credit service and our patron marketing activities.

        Operating expenses consist primarily of salaries and benefits, armored carrier expenses, the cost of repair and maintenance on our cash access devices, professional fees, telecommunications expenses and bank fees.

        Interest expense includes interest incurred on our borrowings and the amortization of deferred financing costs. Interest expense also includes the cash usage fees associated with the cash used in our ATMs.

        Our earnings are subject to taxation under the tax laws of the jurisdictions in which we operate.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        The following table sets forth the condensed consolidated results of operations and percentages of total revenue for the years ended December 31, 2011 and December 31, 2010 (amounts in thousands):

	December 31, 2011		December 31, 2010		2011 vs 2010
	$	%	$	%	$ Variance	% Var
Revenues
Cash advance	$203,869	37.5%	$244,139	40.3%	$(40,270)	(16.5)%
ATM	283,727	52.1%	314,627	52.0%	(30,900)	(9.8)%
Check services	26,269	4.8%	28,357	4.7%	(2,088)	(7.4)%
Other revenues	30,198	5.6%	18,467	3.0%	11,731	63.5%

Total revenues	544,063	100.0%	605,590	100.0%	(61,527)	(10.2)%
Cost of revenues (exclusive of depreciation and amortization)	419,606	77.1%	463,045	76.5%	(43,439)	(9.4)%
Operating expenses	69,517	12.8%	73,720	12.2%	(4,203)	(5.7)%
Depreciation and amortization	16,644	3.1%	16,195	2.7%	449	2.8%

Operating income	38,296	7.0%	52,630	8.7%	(14,334)	(27.2)%
Interest expense, net of interest income	18,638	3.4%	16,329	2.7%	2,309	14.1%
Loss on early extinguishment of debt	943	0.2%	—	0.0%	943	0.0%

Interest expense, net	19,581	3.6%	16,329	2.7%	3,252	19.9%

Income from continuing operations before income tax provision	18,715	3.4%	36,301	6.0%	(17,586)	(48.4)%
Income tax provision	9,586	1.7%	18,751	3.1%	(9,165)	(48.9)%

Net income	9,129	1.7%	17,550	2.9%	(8,421)	(48.0)%

Plus: net (income)/loss attributable to non-controlling interest	—	0.0%	(56)	(0.0)%	56	(100.0)%

Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	$9,129	1.7%	$17,494	2.9%	$(8,365)	(47.8)%

Total Revenues

        Total revenues, for the year ended December 31, 2011 were $544.1 million as compared to $605.6 million for the prior year, a decrease of $61.5 million, or 10.2%, as compared to the year ended December 31, 2010. The decrease was primarily due to the loss of our largest customer, Caesars, at the end of 2010. Revenue from our lost contracts with Caesars for the year ended December 31, 2010 was approximately $73.9 million (net of the revenue related to Caesars contracts re-acquired in connection with the November 2011 MCA asset purchase).

        Cash advance revenue, for the year ended December 31, 2011 was $203.9 million, a decrease of $40.3 million, or 16.5%, as compared to the year ended December 31, 2010. This decrease was primarily related to the loss of the net Caesars business that accounted for $35.1 million, or 14.4%, of the credit card cash advance revenue in 2010.

        ATM revenue, for the year ended December 31, 2011, was $283.7 million, a decrease of $30.9 million, or 9.8%, as compared to the year ended December 31, 2010. This was primarily due to the loss of the net Caesars business that accounted for $38.7 million, or 12.3%, of the ATM revenue in 2010.

        Check services revenue, for the year ended December 31, 2011, was $26.3 million, a decrease of $2.1 million, or 7.4%, as compared to the year ended December 31, 2010. This decrease was primarily attributable to the decrease in the number of check services transactions by 0.5 million, or 10.1%, largely driven by the closure of unprofitable booth locations that were mostly completed by the third quarter of 2010.

        Other revenue, for the year ended December 31, 2011, was $30.2 million, an increase of $11.7 million, or 63.5%, as compared to the year ended December 31, 2010. This increase was primarily due to the inclusion of the operating results generated from Western Money for the full year ended December 2011, but not included in the first four months of 2010 as Western Money was acquired as of May 2010. Western Money unit sales increased by 196 units for the year ended December 31, 2011 compared to the prior year.

        We provide our cash access products and related services almost exclusively to the gaming establishments for the purpose of enabling gaming patrons to access cash. As a result, our business depends on consumer demand for gaming. As discussed above, the primary driver of the decline in revenue for the year ended December 31, 2011, as compared to the same periods of 2010, was due to the lost business from Caesars, our then-largest customer.

Costs and Expenses

        Cost of revenues (exclusive of depreciation and amortization) for the year ended December 31, 2011, was $419.6 million, a decrease of $43.4 million, or 9.4%, as compared to the year ended December 31, 2010. This decrease was primarily due to the loss of the Caesars contract discussed previously and the correlation with revenue, partially offset by an increase in costs due to the inclusion of the operating results generated from Western Money for the full year ended December 31, 2011, but not included in the first four months of 2010 as Western Money was acquired in May 2010. However, due to significant competitive market pressures and increases in the network association fees and expenses, both commissions and interchange rates have increased over the past year.

        Interchange rates declined on October 1, 2011 in the Cash Advance segment due to the implementation of the Durbin Amendment. These decreases may be partially offset by other financial services and payment industry fees and charges implemented over the next year as the financial services and payments industry reacts to the significant impact of the Durbin Amendment on debit card fees, most specifically the recently announced decrease in the reverse interchange payment for ATM transactions that will become effective in April 2012.

        Operating expenses exclusive of depreciation and amortization for the year ended December 31, 2011 were $69.5 million, a decrease of $4.2 million, or 5.7%, as compared to the year ended December 31, 2010. The decrease in operating expenses is primarily due to lower ATM, cash advance and check services related expenses of $2.4 million, professional fees of $1.2 million, stock compensation charges of $1.1 million, $0.4 million in bank fees and $0.4 million in occupancy expenses. These decreases were partially offset by increases primarily due to higher repairs and maintenance costs of $0.6 million, franchise taxes of $0.5 million and telecommunications costs of $0.4 million.

        Depreciation and amortization expense for the year ended December 31, 2011 was $16.6 million, an increase of $0.4 million, or 2.8%, as compared to the year ended December 31, 2010. This was primarily due to an increase in amortization expenses associated with the Western Money and MCA Processing acquisitions, partially offset by a decrease in depreciation related to fixed assets being fully depreciated.

        Primarily as a result of the factors described above, operating income for the year ended December 31, 2011 was $38.3 million, a decrease of $14.3 million, or 27.2%, as compared to the year ended December 31, 2010. The operating margin for the Company also declined from 8.7% for the year ended December 31, 2010 to 7.0% for the same period in 2011.

        Interest expense, net, was $19.6 million in 2011, an increase of $3.3 million, or 19.9%, as compared to 2010. This increase was primarily due to the non-recurring interest-related costs associated with refinancing all of the Company's borrowings in March 2011, which includes the loss on early extinguishment of debt (see table below). Additionally, the Company entered into a new vault cash agreement at the end of 2010 which resulted in an increase in the rate charged on the average balances of approximately 20 basis points. The increases in interest related to vault cash associated with the new rate and increases in outstanding balances was approximately $0.9 million.

Non-recurring Interest-Related Costs Associated with the Refinancing of Debt (in thousands)

Loss on the early extinguishment of debt	$943
Defeasance costs associated with the repayment of senior subordinated notes	838

$1,781

        For the year ended December 31, 2011, income tax expense was $9.6 million, a decrease of $9.2 million as compared to the year ended December 31, 2010. The provision for income tax reflected an effective income tax rate of 51.2% for 2011 as compared to 51.7% for 2010. The effective tax rate for the year ended December 31, 2011 was negatively impacted by the expiration of certain equity awards to former officers, the re-valuation of the Company's deferred tax assets due to a decrease in effective state rate, the increase to the valuation allowance on state net operating loss carry forwards, and an increase in the effect of stock options in proportion to lower pretax income amounts. The effective tax rate for the year ended December 31, 2010 was negatively impacted as the result of one-time repatriation events, and the determination of the Company's inability to realize the foreign tax credit deferred tax asset.

        Primarily as a result of the foregoing, net income was $9.1 million for the year ended December 31, 2011, a decrease of $8.4 million, or 47.8%, as compared to the prior year.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        The following table sets forth the condensed consolidated results of operations and percentages of total revenue for the years ended December 31, 2010 and December 31, 2009 (amounts in thousands):

	December 31, 2010		December 31, 2009		2010 vs 2009
	$	%	$	%	$ Variance	% Var
Revenues
Cash advance	$244,139	40.3%	$289,314	43.3%	$(45,175)	(15.6)%
ATM	314,627	52.0%	325,953	48.8%	(11,326)	(3.5)%
Check services	28,357	4.7%	38,525	5.8%	(10,168)	(26.4)%
Other revenues	18,467	3.0%	13,928	2.1%	4,539	32.6%

Total revenues	605,590	100.0%	667,720	100.0%	(62,130)	(9.3)%
Cost of revenues (exclusive of depreciation and amortization)	463,045	76.5%	501,810	75.2%	(38,765)	(7.7)%
Operating expenses	73,720	12.2%	76,005	11.4%	(2,285)	(3.0)%
Depreciation and amortization	16,195	2.7%	17,851	2.7%	(1,656)	(9.3)%

Operating income	52,630	8.7%	72,054	10.8%	(19,424)	(27.0)%
Interest expense, net	16,329	2.7%	17,960	2.7%	(1,631)	(9.1)%

Income from continuing operations before income tax provision	36,301	6.0%	54,094	8.1%	(17,793)	(32.9)%
Income tax provision	18,751	3.1%	20,556	3.1%	(1,805)	(8.8)%

Income from continuing operations, net of tax	17,550	2.9%	33,538	5.0%	(15,988)	(47.7)%
Income from discontinued operations, net of tax	—	0.0%	44	0.0%	(44)	(100.0)%

Net income	17,550	2.9%	33,582	5.0%	(16,032)	(47.7)%

Plus: net (income)/loss attributable to non-controlling interest	(56)	(0.0)%	56	0.0%	(112)	(200.0)%

Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	$17,494	2.9%	$33,638	5.0%	$(16,144)	(48.0)%

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

        For the year ended December 31, 2010, income tax expense was $18.8 million, a decrease of $1.8 million as compared to the year ended December 31, 2009. The provision for income tax reflected an effective income tax rate of 51.7% for 2010 as compared to 38% for 2009. The increase in the effective tax rate for the year ended December 31, 2010 was primarily the result of the following factors discussed in this paragraph. The Company repatriated funds that had been accumulating in our foreign subsidiaries, which resulted in a one-time increase in the Company's tax provision of approximately $2.2 million. The second factor that impacted the tax provision was the re-evaluation of the Company's ability to fully realize the foreign tax credit deferred tax asset. It was determined that the Company would be unable to fully utilize these credits and this determination combined with an election to deduct foreign taxes resulted in a one time provision adjustment of $1.7 million. Additionally, the Company's effective tax rate also experienced upward pressure related to differences between GAAP and income tax treatment of equity based compensation which increased the income tax provision by $0.8 million, as well as other non-deductible expenses.

        Primarily as a result of the foregoing, net income was $17.6 million for the year ended December 31, 2010, a decrease of $16.0 million or 47.7%, as compared to the prior year.

Critical Accounting Policies

        The preparation of our financial statements in conformity with United States Generally Accepted Accounting Principles ("GAAP") requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions. You should review the notes to our consolidated financial statements for a summary of these policies. We believe that our estimates and assumptions are reasonable, based upon information presently available; however, actual results may differ from these estimates under different assumptions or conditions.

        Goodwill.    We have approximately $180.1 million in net unamortized goodwill on our consolidated balance sheet at December 31, 2011 resulting from our acquisitions of other businesses. We account for goodwill in accordance with Financial Accounting Standards Board ("FASB") guidance, which requires an annual review of goodwill and other non-amortizing intangible assets for impairment. Our most recent annual assessment was performed as of October 1, 2011. It was determined that no impairment adjustment was necessary. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates, which could significantly affect our results of operations.

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

        Cash advance revenue is comprised of the fee charged to patrons for credit card cash access and POS debit card transactions. Revenue recognition occurs at the point a negotiable instrument is generated by the gaming establishment cage for the patron's transaction or cash is dispensed from an ATM.

        ATM revenue is comprised of upfront patron transaction fees or surcharges assessed at the time the transaction is initiated and a percentage of interchange fees paid by the patron's issuing bank. These issuing banks share the interchange revenue (reverse interchange) with GCA to cover the cost incurred by GCA to acquire the ATM transaction. Upfront patron transaction fees are recognized when a transaction is initiated and reverse interchange is recognized on a monthly basis based on the total transactions occurring during the month.

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

        Stock-Based Compensation.    Stock-based compensation expense for all awards is based on the grant date fair value estimated. Specifically, we estimate the weighted-average fair value of options granted using the Black-Scholes Option Pricing Model based on evaluation assumptions regarding expected volatility, dividend yield, risk-free interest rates, the expected term of the option and the expected forfeiture rate. Each of these assumptions, while reasonable, requires a certain degree of judgment and the fair value estimates could vary if the actual results are materially different than those initially applied.

Recently Issued Accounting Pronouncements

        On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Adoption of this amended guidance is not expected to have an impact on the Company's financial position, results of operations or cash flows.

        In September 2011, the FASB issued ASU 2011-08, which simplifies how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Adoption of this amended guidance is not expected to have an impact on the Company's financial position, results of operations or cash flows.

Liquidity and Capital Resources

Cash Flows

        The following table summarizes our cash flows for the years ended December 31, 2011, 2010 and 2009, respectively:

				Increase/(Decrease)
	Years Ended December 31,
				2011 vs 2010	2010 vs 2009
	2011	2010	2009
Net cash provided by operating activities	$54,252	$68,898	$90,963	$(14,646)	$(22,065)
Net cash used in investing activities	(18,183)	(24,492)	(7,235)	6,309	(17,257)
Net cash used in financing activities	(41,227)	(68,845)	(74,425)	27,618	5,580
Net effect of exchange rates on cash and cash equivalents	57	307	(1,683)	(250)	1,990

Net (decrease)/increase in cash and cash equivalents	(5,101)	(24,132)	7,620	19,031	(31,752)
Cash and cash equivalents—beginning of period	60,636	84,768	77,148	(24,132)	7,620

Cash and cash equivalents—end of period	$55,535	$60,636	$84,768	$(5,101)	$(24,132)

        Our principal source of liquidity is cash flows from operating activities, which were $54.3 million, $68.9 million and $91.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Cash flows from operating activities decreased approximately $14.6 million and $22.1 million for the years ended December 31, 2011 and 2010, respectively, compared to the prior year. Changes in working capital decreased cash flows from operations by approximately $8.3 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively. Net income decreased by $8.4 million and $16.0 million for the years ended December 31, 2011 and 2010, respectively, compared to the prior year. Non-cash expenses increased by $2.0 million for the year ended December 31, 2011 compared to 2010; while non-cash expenses decreased by $4.8 million for the year ended December 31, 2010 compared to 2009.

        Net cash used in investing activities was $18.2 million, $24.5 million and $7.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. In November 2011, we acquired substantially all of the assets of MCA Processing LLC with cash consideration of approximately $10.8 million, while in May 2010, we acquired Western Money with cash consideration of approximately $15.4 million. Capital expenditures decreased by approximately $1.6 million and increased approximately $1.8 million in 2011 and 2010, respectively, compared to the prior year.

        Net cash used in financing activities was $41.2 million, $68.8 million and $74.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Cash flows used in financing activities decreased approximately $27.6 million and $5.6 million for the years ended December 31, 2011 and 2010, respectively, compared to the prior year. In 2011, this decrease was primarily due to no common stock repurchases for the year, however, in 2010 there were $33.5 million in common stock repurchases (see Note 8 Capital Stock in the Company's notes to consolidated financial statements for further discussion); this was slightly offset by a decrease of $4.8 million in stock option exercises in 2011 as compared to 2010. In March 2011, we refinanced our debt (see Note 7 Borrowings in the Company's Notes to Consolidated Financial Statements for further discussion). In 2010, the decrease was primarily due to less common stock repurchases of $27.9 million and $2.7 million in additional proceeds from the exercise of stock options, offset by $25.0 million in additional repayments against the then existing credit facility.

        Subsequent to the issuance of our Interim Quarterly reports filed on Form 10-Q for the periods ended June 30, 2011 and September 30, 2011, respectively, we determined that our Unaudited Condensed Consolidated Statement of Cash Flows for these periods should have reported a use of cash for the purchase of fixed assets as an investing activity rather than a use of cash as inventory purchases as an operating activity. As a result, net cash (used in)/provided by operating activities and net cash used in investing activities in the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and the nine months ended September 30, 2011 will be adjusted from amounts previously reported when presented on a comparative basis in 2012, as indicated in the table below. Management has determined that adjusting amounts previously reported for net cash provided by/(used in) operating activities and net cash used in investing activities in 2011 are not material corrections of the June 30 and September 30, 2011 interim financial statements.

	(unaudited) Six months ended June 30, 2011		(unaudited) Nine months ended September 30, 2011
	As previously reported	As corrected	As previously reported	As corrected
Operating activities:
Changes in inventory	$(4,008)	$(1,276)	$(5,307)	$(2,575)
Net cash (used in)/provided by operating activities	$(4,773)	$(2,041)	$17,442	$20,174
Investing activities:
Purchase of property, equipment, leasehold improvements and other intangibles	$(1,333)	$(4,065)	$(3,495)	$(6,227)
Net cash used in investing activities	$(1,347)	$(4,079)	$(3,509)	$(6,241)

Borrowings

        On March 1, 2011, the Company refinanced all of its indebtedness outstanding under the Second Amended and Restated Credit Agreement (as described below) and repaid its obligations under the senior subordinated notes with proceeds from the New Senior Credit Facility as described below.

New Senior Credit Facility

        As of December 31, 2010, we had total indebtedness of $208.8 million in principal amount (of which $127.8 million consisted of senior subordinated notes described below and $81.0 million consisted of senior secured debt under the Second Amended and Restated Credit Agreement described below). On March 1, 2011, GCA, together with its sole stockholder, Holdings entered into a Credit Agreement (the "Credit Agreement") with certain lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Wells Fargo Securities, LLC, as Syndication Agent. The Credit Agreement provides for a $210.0 million term loan facility and a $35.0 million revolving credit facility (the "New Senior Credit Facility"). The revolving credit facility includes provisions for the issuance of up to $10.0 million of letters of credit and up to $5.0 million in swingline loans. We used the proceeds from the New Senior Credit Facility to repay all outstanding indebtedness under our existing senior secured credit facility under the Second Amended and Restated Credit Agreement and to defease our senior subordinated notes.

        The Credit Agreement also contains an increase option permitting GCA to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $50.0 million in additional term loan commitments. All $210.0 million of available borrowings under the term loan facility were borrowed concurrent with the establishment of the New Senior Credit Facility. Once repaid, no amounts under the term loan facility may be reborrowed. In addition, $4.0 million of available borrowings under the revolving credit facility were borrowed concurrent with the establishment of the New Senior Credit Facility. Once repaid, amounts under the revolving credit facility may be re-borrowed.

        The term loan requires principal repayments of one quarter of 1% of the aggregate initial principal amount of term loans (adjusted for any non-mandatory prepayments) per quarter as well as annual mandatory prepayment provisions based on an excess cash flow sweep equal to a fixed percentage of excess cash flow (as defined in the Credit Agreement). The remaining principal is due on the maturity date, March 1, 2016. GCA may prepay the loans and terminate the commitments at any time after the first year, without premium or penalty, subject to certain qualifications set forth in the Credit Agreement. Furthermore, the Credit Agreement contains mandatory prepayment provisions which, under certain circumstances, such as asset or equity sales, obligate GCA to apply defined portions of its cash flow to prepayment of the New Senior Credit Facility.

        Borrowings under the New Senior Credit Facility bear interest at either (x) a specified base rate plus a 4.50% margin, or (y) LIBOR plus a 5.50% margin. The base rate minimum is 2.50% and the LIBOR minimum is 1.50%. Interest in respect of base rate loans is payable quarterly in arrears and interest in respect of LIBOR loans is payable in arrears at the end of the applicable interest period and every three months in the case of interest periods in excess of three months. Interest is also payable at the time of repayment of any loans and at maturity. As of December 31, 2011, we had $174.0 million of outstanding indebtedness under the New Senior Credit Facility, consisting of $174.0 million under the term loan facility with no amounts outstanding under the revolving credit facility. The weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0%. We also had no amounts outstanding under our letter of credit sub facility that is part of our revolving credit facility as of December 31, 2011.

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

        The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. As of December 31, 2011, the Company was in compliance with the required covenants.

        The significant financial covenants are:

Interest Expense Coverage Ratio (as defined in the Credit Agreement)

Fiscal Quarter Ended	Ratio
March 31, 2011 - June 30 2011	2.50:1.00
September 30, 2011 - December 31, 2011	2.75:1.00
March 31, 2012 - December 31, 2012	3.00:1.00
March 31, 2013 - December 31, 2013	3.25:1.00
March 31, 2014 - December 31, 2014	3.50:1.00
Thereafter	3.75:1.00

Total Leverage Ratio (as defined in the Credit Agreement)

Anytime in Period Ended	Ratio
March 31, 2011 - December 30, 2011	4.25:1.00
December 31, 2011 - March 30, 2012	4.00:1.00
March 31, 2012 - September 29, 2012	3.75:1.00
September 30, 2012 - March 30, 2015	3.25:1.00
Thereafter	2.75:1.00

Excess Cash Flow Sweep(1)

If Total Leverage:	Sweep percentage
is greater than 2.50:1.00	50%
is less than or equal to 2.50:1.00 but greater than 1.50:1.00	25%
is less than 1.50:1.00	0%

(1)
GCA is required to pay a percentage of Excess Cash Flow, as defined in the Credit Agreement, which is based upon the Total Leverage Ratio, as defined in the Credit Agreement.

Interest Rate Cap

        In accordance with the terms and conditions of the New Senior Credit Facility, GCA purchased a $150.0 million notional amount interest rate cap with an effective date of January 5, 2012 and a term of three years. GCA purchased this interest rate cap to partially reduce the Company's exposure to increases in the LIBOR above 1.5% during the term of the interest rate cap with respect to its variable rate debt obligations under the New Senior Credit Facility and its obligations under the Contract Cash Solutions Agreement with Wells Fargo. An interest rate cap is a derivative financial instrument whereby the buyer receives payments at the end of each period in which the underlying interest rate exceeds a defined interest rate on a specific notional amount.

Second Amended and Restated Credit Agreement

        On November 1, 2006, GCA and Holdings entered into the Second Amended and Restated Credit Agreement with certain lenders, Bank of America, N.A., as Administrative Agent and Wachovia Bank, N.A., as Syndication Agent.

        The Second Amended and Restated Credit Agreement significantly amended and restated the terms of GCA's existing senior secured credit facilities to provide for a $100.0 million term loan facility and a $100.0 million five-year revolving credit facility, with a $25.0 million letter of credit sublimit and a $5.0 million swingline loan sublimit.

        Borrowings under the Second Amended and Restated Credit Agreement bore interest at LIBOR plus an applicable margin, which was based on the Company's Senior Leverage Ratio (as defined under the Second Amended and Restated Credit Agreement). As of December 31, 2010, the applicable margin was 112.5 basis points and the effective rate of interest was 1.39%. Principal, together with accrued and unpaid interest, was due on the maturity date, November 1, 2011. As of December 31, 2010, the balance of this financial instrument was $81.0 million with $0 under the revolving portion.

Senior Subordinated Notes

        On March 10, 2004, GCA completed a private placement offering of $235.0 million of 8.75% senior subordinated notes due 2012 (the "Notes"). All of GCA's existing and future domestic wholly owned subsidiaries were guarantors of the Notes on a senior subordinated basis. In addition, effective upon the closing of our initial public offering of common stock, Holdings guaranteed, on a subordinated basis, all of GCA's obligations under the Notes.

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

Contractual Obligations

        The following is a summary of our contractual cash obligations as of December 31, 2011, including the New Senior Credit Facility:

Contractual Cash Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
(amounts in thousands)
New senior credit facility	$174,000	$1,740	$3,480	$168,780	$—
Estimated interest obligations(1)	51,425	12,336	24,234	14,855	—
Operating lease obligations	1,392	750	642	—	—
Purchase obligations(2)	7,650	2,413	4,412	825	—

Total cash obligations(3)	$234,467	$17,239	$32,768	$184,460	$—

(1)
Estimated interest payments are computed using the interest rate in effect at December 31, 2011 multiplied by the principal balance outstanding after scheduled principal amortization payments. For the new senior credit facility the rate assumed is 7.0%.

(2)
Included in purchase obligations are minimum transaction processing services from various third-party processors that we use.

(3)
On March 1, 2011 we refinanced all of our indebtedness under the Second Amended and Restated Credit Agreement as well as defeased the Notes as described above. The required principal payments under the New Senior Credit Facility are one quarter of 1% and also an excess cash flow payment that is based on full year end earnings and our leverage ratio in effect at that time. The above table does not reflect any amounts related to excess cash flow payments.

Deferred Tax Asset

        At December 31, 2011, we had a net deferred income tax asset of $119.5 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.1%, this results in tax payments being approximately $18.9 million less than the annual provision for income taxes shown on the income statement for financial accounting purposes, or the amount of the annual provision, if less. There is an expected aggregate of $138.6 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations. We believe that it is more likely than not that we will be able to utilize our deferred tax asset, exclusive of a small amount of charitable contribution carry forwards (which expire in 2015 and 2016 if not utilized), and certain state and foreign net operating loss carry forwards. However, the utilization of this tax asset is subject to many factors beyond our control including our earnings, a change of control of the Company and future estimations of earnings.

Other Liquidity Needs and Resources

        In November 2010, we entered into a Contract Cash Solutions Agreement with Wells Fargo to supply us with currency needed for normal operating requirements of our domestic ATMs. The maximum allowable average daily limit is $400.0 million, but Wells Fargo has agreed to allow us to exceed this amount by $50.0 million on a calendar day but not more than four times per calendar year and subject to certain additional conditions and limitations. On December 31, 2011, we received a temporary authorization to exceed this limit due to the high demand for cash access services on New Year's Eve; and as of December 31, 2011, the total currency supplied by Wells Fargo pursuant to the Contract Cash Solutions Agreement was $467.8 million. On December 17, 2010, we terminated the Amended Treasury Services Agreement with Bank of America, our vault cash provider for a significant portion of 2010. Under the terms of the Contract Cash Solutions Agreement and the Amended Treasury Services Agreement, we paid a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by a contractually defined cash usage rate. This cash usage rate is determined by an applicable LIBOR plus a mutually agreed upon margin. We are therefore exposed to interest rate risk to the extent that applicable LIBOR increases. On December 31, 2010, the currency supplied by Wells Fargo pursuant to the Contract Cash Solutions Agreement was $368.4 million.

        We also need supplies of cash to support our foreign operations. For some foreign jurisdictions, such as the United Kingdom, applicable law and cross-border treaties allow us to transfer funds between our domestic and foreign operations efficiently. For other foreign jurisdictions, we must rely on the supply of cash generated by our operations in those foreign jurisdictions, and the cost of repatriation is prohibitive. For example, Global Cash Access (Canada) Inc. ("GCA Canada"), the subsidiary through which we operate in Canada, generates a supply of cash that is sufficient to support its operations, and all cash generated through such operations is retained by GCA Canada. As we expand our operations into new foreign jurisdictions, we must rely on treaty-favored cross-border transfers of funds, the supply of cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.

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

Off-Balance Sheet Arrangements

        Wells Fargo Contract Cash Solutions Agreement.    We obtain currency to meet the normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement with Wells Fargo. Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At December 31, 2011, the total currency obtained from Wells Fargo pursuant to this agreement was $467.8 million. Because Wells Fargo obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Wells Fargo for cash usage pursuant to this agreement are reflected as interest expense in our financial statements. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

        Letters of Credit.    On October 1, 2010, we entered into an Amended and Restated Sponsorship Agreement, pursuant to which Bank of America agreed to provide sponsorship services to GCA through November 12, 2010, which was subsequently extended through March 28, 2011. GCA agreed to maintain a letter of credit in the amount of $2.5 million for the benefit of Bank of America during the term of the Amended and Restated Sponsorship Agreement and for a period of nine months thereafter to secure GCA's obligations under the Amended and Restated Sponsorship Agreement. The letter of credit expired on December 28, 2011. As of December 31, 2011, there were no amounts outstanding on the Bank of America letter of credit. As of December 31, 2011, there were no letters of credit outstanding under the New Senior Credit Facility.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, we are exposed to foreign currency exchange risk. We operate and conduct business in foreign countries and, as a result, are exposed to movements in foreign currency exchange rates. Our exposure to foreign currency exchange risk related to our foreign operations is not material to our results of operations, cash flows or financial position. At present, we do not hedge this risk, but continue to evaluate such foreign currency translation risk exposure. We did not hold any derivative securities of any kind at December 31, 2011 (see Note 12 to the Consolidated Financial Statements for a description of the interest rate cap purchased subsequent to December 31, 2011).

        Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR. We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. As of December 31, 2011, the currency supplied by Wells Fargo pursuant to this agreement was $467.8 million. Based upon the average outstanding amount of currency to be supplied by Wells Fargo pursuant to this agreement during the year ended December 31, 2011, which was $366.5 million, each 1.0% increase in the applicable LIBOR would have a $3.7 million impact on income before taxes over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

        Our New Senior Credit Facility bears interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate or based on LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. As of December 31, 2011, the weighted average interest rate, inclusive of the applicable margin of 550 basis points, was less than the 7.0% interest rate floor under the Credit Facility, and therefore, the interest rate paid in 2011 was 7.0%. Based upon the outstanding balance on the New Senior Credit Facility of $174.0 million on December 31, 2011, each 1.0% increase in the applicable LIBOR would add an additional $1.7 million of interest expense over a 12-month period.

Interest Rate Cap

        In accordance with the terms and conditions of the New Senior Credit Facility, GCA purchased a $150.0 million notional amount interest rate cap with an effective date of January 5, 2012 and a term of three years. GCA purchased this interest rate cap to partially reduce the Company's exposure to increases in the LIBOR above 1.5% during the term of the interest rate cap with respect to its variable rate debt obligations under the New Senior Credit Facility and its obligations under the Contract Cash Solutions Agreement with Wells Fargo. An interest rate cap is a derivative financial instrument whereby the buyer receives payments at the end of each period in which the underlying interest rate exceeds a defined interest rate on a specific notional amount. Interest rate caps are viable alternatives for converting a portion or all of a Company's variable rate interest exposure into fixed rate exposure and therefore reducing the Company's exposure to increases in interest rates in future periods.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Cash Access Holdings, Inc.
Las Vegas, Nevada

        We have audited the accompanying consolidated balance sheets of Global Cash Access Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Cash Access Holdings, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Las Vegas, NV
March 12, 2012

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(amounts in thousands)

	December 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$55,535	$60,636
Restricted cash and cash equivalents	455	455
Settlement receivables	80,246	10,374
Other receivables, net	16,885	15,211
Inventory	7,087	3,845
Prepaid expenses and other assets	15,406	8,200
Property, equipment and leasehold improvements, net	15,577	16,648
Goodwill, net	180,122	185,110
Other intangible assets, net	38,216	26,368
Deferred income taxes, net	119,538	131,547

Total assets	$529,067	$458,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Settlement liabilities	$141,827	$59,741
Accounts payable	32,223	28,562
Accrued expenses	21,159	17,863
Borrowings	174,000	208,750

Total liabilities	369,209	314,916

Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock, $0.001 par value, 500,000 shares authorized and 85,651 and 85,006 shares issued at December 31, 2011 and December 31, 2010, respectively	86	85
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at December 31, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	204,735	197,048
Retained earnings	97,925	88,796
Accumulated other comprehensive income	2,340	2,587
Treasury stock, at cost, 20,686 and 20,626 shares at December 31, 2011 and December 31, 2010, respectively	(145,228)	(145,038)

Total stockholders' equity	159,858	143,478

Total liabilities and stockholders' equity	$529,067	$458,394

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(amounts in thousands, except earnings per share amounts)

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Cash advance	$203,869	$244,139	$289,314
ATM	283,727	314,627	325,953
Check services	26,269	28,357	38,525
Other revenues	30,198	18,467	13,928

Total revenues	544,063	605,590	667,720
Cost of revenues (exclusive of depreciation and amortization)	419,606	463,045	501,810
Operating expenses	69,517	73,720	76,005
Depreciation and amortization	16,644	16,195	17,851

Operating income	38,296	52,630	72,054
Interest expense, net of interest income	18,638	16,329	17,960
Loss on early extinguishment of debt	943	—	—

Interest expense, net	19,581	16,329	17,960

Income from continuing operations before income tax provision	18,715	36,301	54,094
Income tax provision	9,586	18,751	20,556

Income from continuing operations, net of tax	9,129	17,550	33,538
Income from discontinued operations, net of tax	—	—	44

Net income	9,129	17,550	33,582

Plus: net (loss)/income attributable to minority interest	—	(56)	56

Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	9,129	17,494	33,638
Foreign currency translation	(247)	397	947

Comprehensive income	$8,882	$17,891	$34,585

Basic earnings per share:
Continuing operations	$0.14	$0.27	$0.45

Discontinued operations	$—	$—	$—

Net income	$0.14	$0.27	$0.45

Diluted earnings per share:
Continuing operations	$0.14	$0.26	$0.45

Discontinued operations	$—	$—	$—

Net income	$0.14	$0.26	$0.45

Weighted average number of common shares outstanding:
Basic	64,673	65,903	74,232

Diluted	64,859	67,272	75,356

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(amounts in thousands, except shares)

	Common Stock—Series A
					Accumulated Other Comprehensive Income		Equity Attributable to GCA Holdings, Inc.	Equity Attributable to Non-Controlling Interest
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Treasury Stock			Total Equity
BALANCE—December 31, 2008	82,961,129	$83	$172,119	$37,659	$1,243	$(50,226)	$160,878	$—	$160,878

Net income	—	—	—	33,638	—	—	33,638	(56)	33,582
Foreign currency translation	—	—	—	—	947	—	947	—	947
Share-based compensation expense	—	—	8,454	—	—	—	8,454	—	8,454
Exercise of options	432,116	—	2,913	—	—	—	2,913	—	2,913
Restricted stock cancellations	(54,200)	—	—	—	—	—	—	—	—
Restricted share accelerations	4,084	—	—	—	—	—	—	—	—
Treasury share repurchases	—	—	—	—	—	(61,159)	(61,159)	—	(61,159)
Restricted share vesting withholdings	—	—	—	—	—	(179)	(179)	—	(179)
Minority interest	—	—	—	—	—	—	—	(32)	(32)
Other	1,363	—	—	5	—	—	5	—	5

BALANCE—December 31, 2009	83,344,492	$83	$183,486	$71,302	$2,190	$(111,564)	$145,497	$(88)	$145,409

Net income	—	—	—	17,494	—	—	17,494	56	17,550
Foreign currency translation	—	—	—	—	397	—	397	—	397
Share-based compensation expense	—	—	7,935	—	—	—	7,935	—	7,935
Exercise of options	1,200,402	1	5,629	—	—	—	5,630	—	5,630
Treasury share repurchases	—	—	—	—	—	(32,675)	(32,675)	—	(32,675)
Restricted share vesting withholdings	—	—	—	—	—	(799)	(799)	—	(799)
Restricted shares vested	461,552	1	—	—	—	—	1	—	1
Minority interest	—	—	—	—	—	—	—	32	32
Other	—	—	(2)	—	—	—	(2)	—	(2)

BALANCE—December 31, 2010	85,006,446	$85	$197,048	$88,796	$2,587	$(145,038)	$143,478	$—	$143,478

Net income	—	—	—	9,129	—	—	9,129	—	9,129
Foreign currency translation	—	—	—	—	(247)	—	(247)	—	(247)
Share-based compensation expense	—	—	6,809	—	—	—	6,809	—	6,809
Exercise of options	399,273	1	878	—	—	—	879	—	879
Restricted share vesting withholdings	—	—	—	—	—	(190)	(190)	—	(190)
Restricted shares vested	245,283	—	—	—	—	—	—	—	—

BALANCE—December 31, 2011	85,651,002	$86	$204,735	$97,925	$2,340	$(145,228)	$159,858	$—	$159,858

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

(amounts in thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,129	$17,550	$33,582
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	1,343	973	973
Amortization of intangibles	8,673	6,872	8,196
Depreciation	7,971	9,323	9,740
Loss/(gain) on sale or disposal of assets	991	(366)	139
Provision for bad debts	5,959	5,908	7,955
Loss on early extinguishment of debt	943	—	—
Stock-based compensation	6,809	7,935	8,454
Changes in operating assets and liabilities:
Settlement receivables	(69,881)	1,660	9,220
Other receivables, net	(8,125)	2,757	(11,850)
Inventory	(3,146)	814	—
Prepaid and other assets	(2,323)	1,567	577
Deferred income taxes	9,252	17,505	19,578
Settlement liabilities	82,125	(2,655)	13,505
Accounts payable	3,658	(715)	(7,528)
Accrued expenses	874	(230)	(1,578)

Net cash provided by operating activities	54,252	68,898	90,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash	(10,763)	(15,354)	—
Purchase of property, equipment, leasehold improvements and other intangibles	(7,420)	(9,051)	(7,254)
Changes in restricted cash and cash equivalents	—	(87)	19

Net cash used in investing activities	(18,183)	(24,492)	(7,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments against old credit facility	(208,750)	(41,000)	(16,000)
Securing of new credit facility	214,000	—	—
Issuance costs of new credit facility	(7,099)	—	—
Repayments against new credit facility	(40,000)	—	—
Proceeds from exercise of stock options	812	5,629	2,913
Purchase of treasury stock	(190)	(33,474)	(61,338)

Net cash used in financing activities	(41,227)	(68,845)	(74,425)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	57	307	(1,683)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(5,101)	(24,132)	7,620
CASH AND CASH EQUIVALENTS—Beginning of Period	60,636	84,768	77,148

CASH AND CASH EQUIVALENTS—End of Period	$55,535	$60,636	$84,768

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$19,166	$15,922	$17,634

Cash paid for taxes, net of refunds	$366	$689	$3,795

NON-CASH TRANSACTIONS:
Purchase of other intangibles	$—	$1,500	$—

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

        Global Cash Access Holdings, Inc. is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. Unless otherwise indicated, the terms "the Company," "Holdings," "we," "us" and "our" refer to Global Cash Access Holdings, Inc. together with its consolidated subsidiaries. Holdings was formed on February 4, 2004, for the purpose of holding all of the outstanding capital stock of Global Cash Access, Inc. ("GCA") and to guarantee the obligations under our borrowings.

        The Company is a provider in the United States and several international jurisdictions of cash access products and data intelligence services and solutions to the gaming industry. The Company's services and solutions provide gaming establishment patrons access to cash through a variety of methods, including automated teller machine ("ATM") cash withdrawals, credit card cash access transactions, point-of-sale ("POS") debit card cash access transactions, check verification and warranty services and money transfers. In addition, the Company also provides products and services that improve credit decision-making, automate cash operations and enhance patron marketing activities for gaming establishments. These services are provided to patrons at gaming establishments directly by GCA or through one of its subsidiaries.

        The Company also owns and operates a credit reporting agency for the gaming industry through a wholly-owned subsidiary, Central Credit LLC ("Central Credit"), which provides credit information services and credit reporting history on gaming patrons to various gaming establishments. Central Credit operates in both international and domestic gaming markets.

        In May 2010, we completed the acquisition of Western Money Systems ("Western Money"), a manufacturer of slot machine ticket redemption and jackpot kiosks. The results of operations of Western Money have been reflected in the applicable business segment financial information following this acquisition. In November 2011, we purchased substantially all of the assets of MCA Processing LLC ("MCA"), a provider of cash access services and products to the gaming industry. The results of operations related to the acquisition of MCA are included in the applicable cash advance and ATM business segment financial information following this acquisition.

        We announced on February 28, 2008, that we intended to exit the Arriva Card, Inc. ("Arriva") business. The results of operations for the Arriva line of business have been classified to discontinued operations for the six months ended June 2009. The Company determined that, as of July 1, 2009, the results of operations for the Arriva line of business were no longer material and the results of operations for the six months ended December 31, 2009 have been classified in continuing operations.

        Innovative Funds Transfer, LLC ("IFT") formerly known as QuikPlay, LLC was a joint venture that was formed on December 6, 2000 and owned 60% by GCA and 40% by International Gaming Technology ("IGT"). IGT is one of the largest manufacturers of gaming equipment in the United States. GCA was the managing member of this entity and IFT was consolidated in the Company's consolidated financial statements prior to April 19, 2010, at which time GCA and IGT dissolved IFT. The dissolution of IFT did not have a material impact on the consolidated financial statements of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        All significant intercompany transactions and balances have been eliminated in consolidation.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Restricted Cash and Cash Equivalents

        As part of certain of our sponsorship agreements, we are required to maintain minimum deposits as collateral for any potential chargeback loss activity occurring as a result of the sponsorship arrangements. All interest received on these deposits is also recorded to restricted cash and cash equivalents. As of December 31, 2011, the total balance of restricted cash and cash equivalents was $0.5 million.

ATM Funding Agreements

        The Company obtains all of the cash required to operate its ATMs through various ATM Funding Agreements more fully described in Note 3. Some gaming establishments provide the cash utilized within the ATM ("Site-Funded"). The Site-Funded receivables generated for the amount of cash dispensed from transactions performed at our ATMs are owned by GCA and GCA is liable to the gaming establishment for the face amount of the cash dispensed. In the consolidated balance sheets, the amount of the receivable for transactions processed on these ATM transactions is included within settlement receivables and the amount due to the gaming establishment for the face amount of dispensing transactions is included within settlement liabilities.

        For our non-Site-Funded locations, up until December 13, 2010, GCA obtained the necessary cash to service these machines through the Bank of America Amended Treasury Services Agreement ("Treasury Services Agreement"). On December 17, 2010, GCA terminated the Treasury Services Agreement with Bank of America. On November 12, 2010, GCA entered into the Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. ("Wells Fargo"). Under the terms of these agreements, neither the cash utilized within the ATMs nor the receivables generated for the amount of cash dispensed through transactions on the ATMs are owned or controlled by GCA. These amounts have been netted and reflected in the consolidated balance sheets. We are charged a cash usage fee for the cash used in these ATMs, which is included as interest expense in the consolidated statements of income. The Company recognizes the fees as interest expense due to the similar operational characteristics to a revolving line of credit, the fact that the fees are calculated on a financial index and the fees are paid for access to a capital resource.

Settlement Receivables and Settlement Liabilities

        In the credit card cash access and POS debit card cash access transactions provided by GCA, the gaming establishment is reimbursed for the cash disbursed to gaming patrons, in most instances, through the issuance of a negotiable instrument, and, in some instances, through electronic settlement. GCA receives reimbursement from the patron's credit or debit card issuer for the transaction in an amount equal to the amount owing to the gaming establishment plus the fee charged to the patron. This reimbursement is included within the settlement receivables on the consolidated balance sheets. The unpaid negotiable instrument amounts owing to gaming establishments are included within settlement liabilities on the consolidated balance sheets.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warranty Receivables

        In the check services transactions provided by Central Credit, Central Credit warrants check cashing transactions performed at gaming establishments. If a gaming establishment chooses to have a check warranted, it sends a request to a check warranty service provider asking whether it will warrant the check. The gaming establishment then pays the patron the check amount and deposits the check. If the check is dishonored by the patron's bank, the gaming establishment invokes the warranty and the check warranty service provider purchases the check from the gaming establishment for the full check amount and then pursues collection activities on its own. All amounts paid out to the gaming establishment related to these items result in a warranty receivable from the patron. This amount is recorded in other receivables, net on the consolidated balance sheets. On a monthly basis, Central Credit evaluates the collectability of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the condensed consolidated statements of income. The Company writes off substantially all warranty receivables that are practically older than one year in age.

        A summary activity of the reserve for warranty losses for the two years ended December 31, 2011 and 2010 is as follows (amounts in thousands):

Amount
Balance, December 31, 2009	$8,596
Warranty expense provision	6,208
Charge offs against reserve	(7,768)

Balance, December 31, 2010	7,036
Warranty expense provision	5,700
Charge offs against reserve	(5,980)

Balance, December 31, 2011	$6,756

Discontinued Operations

        On February 28, 2008, the Company announced its intention to exit the Arriva business. Accordingly, the operations for Arriva have been classified as discontinued operations for the six months ended June 30, 2009. In July 2009, it was determined that the Arriva business was no longer significant and therefore not included in discontinued operations for the second half of 2009.

Unamortized Debt Issuance Costs

        Debt issuance costs incurred in connection with long-term borrowings are capitalized and amortized to interest expense based upon the related debt agreements using the straight-line method, which approximates the effective interest method. Unamortized debt issuance costs are included in prepaid and other assets on the consolidated balance sheets.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Property, equipment and leasehold improvements are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset's carrying value. As of December 31, 2011, the Company does not believe any of its property, equipment, or leasehold improvements are impaired.

Acquisitions

        The Company accounts for business combinations in accordance with the accounting standards, which require that the assets acquired and liabilities assumed be recorded at their estimated fair values.

Western Money

        The Company completed its acquisition of Western Money in May 2010, in which 100 percent of the outstanding common shares of Western Money were acquired for a purchase price net of cash of approximately $15.4 million. This acquisition did not have a material impact on the consolidated financial statements of the Company as of and for the year ended December 31, 2010. During the quarter ended June 30, 2011, the Company completed its determination of the estimated fair values of assets acquired and liabilities assumed in the Western Money acquisition.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Western Money (in thousands):

Amount
Net working capital	$3,516
Property, plant and equipment	2,320
Goodwill	5,745
Intangible assets	6,284
Deferred income tax liabilities	(2,498)

Net assets acquired (excluding cash)	$15,367

        In connection with the acquisition, the Company acquired approximately $6.3 million of intangible assets, of which $4.0 million was assigned to customer contracts, which will be amortized over eleven years on an accelerated basis. The adjustments to the preliminary fair value amounts have not been applied retrospectively to the consolidated balance sheet or the consolidated statements of income and comprehensive income during the prior year as the impact of the final purchase price allocations was not material to previously reported financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Other intangibles acquired include $0.7 million of trademarks which will be amortized on a straight-line basis over 10 years and $1.4 million of developed technology and $0.2 million of non-compete agreements both of which will be amortized on a straight-line basis over their useful lives of 5 years and 2 years, respectively.

MCA Processing

        On November 15, 2011, the Company acquired substantially all of the assets of MCA Processing LLC for approximately $13.4 million, of which approximately $2.6 million is expected to be paid one year from the closing date. MCA is a provider of ATM, debit card and credit card cash access services to gaming establishments and also manufactures, sells, licenses and services redemption kiosk devices.

        Although not currently a shareholder of the company, in conjunction with the purchase of certain of the assets of MCA Processing, LLC, a former shareholder of the Company, Robert Cucinotta, and USA Payment Systems, an entity affiliated with Robert Cucinotta, entered into non-competition agreements with the Company.

        The amount of revenue and earnings included in the Company's income statement for the year ended December 31, 2011, and the supplemental pro forma impact on the revenue and earnings of the combined entity had the acquisition date been January 1, 2011, or 2010, have not been presented as such amounts are not material.

Goodwill

        Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations.

        The Company accounts for goodwill in accordance with FASB guidance, which addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This guidance also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company tests for impairment annually, or more often under certain circumstances. The Company does not believe that any of its goodwill is impaired as of December 31, 2011 and 2010 based upon the results of our impairment testing.

        The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2011 are as follows (in thousands):

	Cash Advance	ATM	Check Services	Other	Total
Balance, December 31, 2009	$100,895	$33,051	$23,281	$17,127	$174,354
Goodwill acquired during the year	—	—	—	10,756	10,756

Balance, December 31, 2010	$100,895	$33,051	$23,281	$27,883	$185,110

Goodwill adjustments	23	—	—	(5,011)	(4,988)

Balance, December 31, 2011	$100,918	$33,051	$23,281	$22,872	$180,122

        The changes in goodwill to the Other reportable segment were primarily due to the acquisition of Western Money in 2010 and final purchase price allocation for Western Money completed in the second

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

quarter of 2011. The changes in goodwill to Cash Advance were primarily due to foreign currency translation adjustments. All goodwill has been allocated to its respective reporting units, per the table above.

        In accordance with ASC 350, we test goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

        In performing the annual impairment test, we utilize the two-step approach prescribed under ASC 350. The first step requires a comparison of the carrying value of each reporting unit to its estimated fair value. To estimate the fair value of our reporting units for Step 1, we use a combination of the income approach and the market approach. The income approach is based on a discounted cash flow analysis, or DCF method. This method involves estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value ("DCF"), using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent budget and for years beyond the budget. Our budgets are based on estimated future growth rates. We believe our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital, or WACC, of market participants relative to each respective reporting unit. The market approach considers comparable market data based on multiples of revenue or earnings before taxes, depreciation and amortization ("EBITDA").

        If the carrying value of a reporting unit exceeds its estimated fair value, we are required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit's goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit's estimated fair value to its assets and liabilities. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying amount of goodwill, an impairment charge is recorded.

        We conducted our annual impairment test for our reporting units during the fourth quarter of 2011 and no impairment was identified.

        Key assumptions used in estimating fair value under the discounted cash flow approach included a discount rate of 12.5%, projected compound average revenue growth rates of 2.0% to 3.0% and terminal value growth rates of 2.0%. The discounted cash flow analyses for our segments included estimated future cash inflows from operations and estimated future cash outflows for capital expenditures.

        Key assumptions used in estimating fair value under the market approach were based on observed market multiples of enterprise value to revenue and EBITDA for both comparable publicly-traded companies and recent merger and acquisition transactions involving similar companies to estimate appropriate controlling basis multiples to apply to each of the reporting units. Based on the multiples implied by this market data, we selected multiples of revenue of 0.3 to 2.7 times and multiples of EBITDA of 6.5 times.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Other Intangible Assets

        Other intangible assets consist primarily of customer contracts (rights to provide cash access services to gaming establishment customers) acquired through business combinations and acquisitions, capitalized software development costs and the acquisition cost of our patent related to the "3-in-1 rollover" technology acquired in 2005. The acquisition cost of the 3-in-1 rollover patent is being amortized over the term of the patent, which expires in 2018. Patents and trademarks are generally amortized on a straight-line basis over 17 years and other intangibles are generally amortized on a straight-line basis over periods ranging from 3 to 14 years.

	2011	2010
Computer software	$24,719	$21,008
Patents and trademarks	11,134	10,357
Customer contracts	50,649	35,759
Non-compete agreements	1,400	400

Sub-total	87,902	67,524
Less: accumulated amortization	(49,686)	(41,156)

Total	$38,216	$26,368

        Amortization expense related to these intangibles totaled approximately $8.7 million, $6.9 million and $8.1 million, for the years ended December 31, 2011, 2010 and 2009, respectively. There were disposals of intangible assets of $0.6 million and $0.5 million in 2011 and 2010, respectively.

        At December 31, 2011, the total amount of net book value of amortizable intangible assets was approximately $38.2 million. The anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in millions):

2012	$10,431
2013	9,221
2014	7,344
2015	5,538
2016	2,551
Thereafter	3,131

$38,216

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company accounts for the costs related to computer software developed or obtained for internal use in accordance with FASB guidance, which establishes that computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Costs incurred in the application development phase and any upgrades and enhancements that modify the existing software and result in additional functionality are capitalized and amortized over their useful lives, generally not to exceed three years. These costs consist of outside professional fees related to the development of our systems. The Company capitalized $0.2 million, $0.1 million and $1.1 million, of development costs for the years ended December 31, 2011, 2010 and 2009, respectively.

Fair Values of Financial Instruments

        The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

        The carrying amount of cash and cash equivalents, other receivables, net, settlement receivables and settlement liabilities approximates fair value due to the short-term maturities of these instruments. The fair value of GCA's borrowings are estimated based on quoted market prices for the same issue or in instances where no market exists the quoted market prices for similar issues with similar terms are used to estimate fair value. The fair values of all other financial instruments, including amounts outstanding under the ATM funding agreements, approximate their book values as the instruments are short-term in nature or contain market rates of interest. The following table presents the fair value and carrying value of GCA's borrowings (amounts in thousands):

	Level of Hierarchy(1)	Fair Value	Carrying Value
December 31, 2011
New senior secured credit facility	1	$173,565	$174,000
December 31, 2010
Old Senior Secured Credit Facility	2	$81,000	$81,000
Senior Subordinated Notes	1	$128,229	$127,750

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

Inventory

        Inventory, which consists primarily of finished goods such as redemption kiosk devices, as well as work-in-progress and parts, is stated at lower of cost or market. The cost of inventory includes cost of

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

materials, labor, overhead and freight. Inventory is accounted for using the average cost method. Inventory as of December 31, 2011 and 2010 was $7.1 million and $3.9 million, respectively.

Revenue Recognition

        The Company recognizes revenue when evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. The Company evaluates its revenue streams for proper timing of revenue recognition.

        Cash advance revenue is comprised of the fee charged to patrons for credit card cash access and POS debit card transactions. Revenue recognition occurs at the point a negotiable instrument is generated by the gaming establishment cage for the patron's transaction or cash is dispensed from an ATM.

        ATM revenue is comprised of upfront patron transaction fees or surcharges assessed at the time the transaction is initiated and a percentage of interchange fees paid by the patron's issuing bank. These issuing banks share the interchange revenue (reverse interchange) with GCA to cover the cost incurred by GCA to acquire the ATM transaction. Upfront patron transaction fees are recognized when a transaction is initiated and reverse interchange is recognized on a monthly basis based on the total transactions occurring during the month.

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

Advertising, Marketing and Promotional Costs

        The Company expenses advertising, marketing and promotional costs as incurred. Total advertising, marketing and promotional costs, included in operating expenses in the consolidated statements of income, were $0.6 million, $0.8 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

        Income tax expense includes U.S. and international income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Since it is management's practice and intent to reinvest the earnings in the international operations of our foreign subsidiaries, U.S. federal income taxes have not been provided on the undistributed earnings of any foreign subsidiaries except for GCA Macau. Some items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.

Foreign Currency Translation

        Foreign currency denominated assets and liabilities for those foreign entities for which the local currency is the functional currency are translated into U.S. dollars based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations are included as a component of other comprehensive income on the consolidated statements of income. Translation adjustments on intercompany balances of a long-term investment nature are recorded as a component of accumulated other comprehensive income on the Company's consolidated balance sheets.

Use of Estimates

        The Company has made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. The actual results may differ from these estimates. These accounting estimates incorporated into the Company's consolidated financial statements include, but are not limited to:

  •
  the estimated reserve for warranty expense associated with our check warranty receivables;

  •
  the valuation and recognition of share-based compensation;

  •
  the valuation allowance on our deferred income tax assets; and

  •
  the estimated cash flows in assessing the recoverability of long-lived assets; and

  •
  the budgets for future performance, weighted average cost of capital ("WACC") and growth rates as well as other factors used in our annual goodwill impairment evaluation.

Earnings Applicable to Common Stock

        Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of potential common stock resulting from assumed stock option exercises. The weighted-average number of common

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

shares outstanding used in the computation of basic and diluted earnings per share is as follows at December 31, (amounts in thousands):

	2011	2010	2009
Weighted average number of common shares outstanding—basic(1)	64,673	65,903	74,232
Potential dilution from equity grants(2)(3)	186	1,369	1,124

Weighted average number of common shares outstanding—diluted	64,859	67,272	75,356

(1)
Included in the calculation of weighted average common shares outstanding—basic are approximately 42,000, 407,000 and 614,000 of unvested shares of restricted common stock of Holdings granted in share-based payment transactions for the years ended December 31, 2011, 2010 and 2009, respectively, that are participating securities because such shares have voting rights as well as the right to participate in dividend distributions made by the Company to its common shareholders.

(2)
The potential dilution excludes the weighted average effect of stock options to acquire approximately 8.1 million, 6.9 million and 6.5 million shares of common stock of Holdings for the years ended December 31, 2011, 2010 and 2009, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

(3)
The potential dilution excludes the weighted average effect of shares of time-based shares of restricted common stock of Holdings of approximately 18,000, 0 and 1,500 shares for the years ended December 31, 2011, 2010 and 2009, respectively, as the application of the treasury stock method makes them anti-dilutive.

Stock-Based Compensation

        Share-based payment awards result in a cost that is measured at fair value on the award's grant date. Stock options expected to be exercised currently and in future periods are measured at fair value using the Black-Scholes model with the expense associated with these awards being recognized on the straight-line basis over the awards' vesting period. Forfeitures are estimated at the time of grant, with such estimate updated periodically and with actual forfeitures recognized currently to the extent they differ from the estimates.

        The estimated per share weighted-average fair value of stock options granted during 2011, 2010 and 2009 was $2.04, $4.24 and $1.38, respectively.

        We have estimated the fair value of options granted at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in the years ended December 31,:

	2011	2010	2009
Risk-free interest rate	2.4%	2.5%	2.0%
Expected life of options (in years)	6.3	6.3	6.3
Expected volatility	62.9%	60.1%	57.5%
Expected dividend yield	0.0%	0.0%	0.0%

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility for options granted in 2011 was based upon our historical volatility. The expected dividend yield is based on the Company's historical practice of not paying dividends. Stock-based compensation related to time-based restricted shares is calculated based on the closing market price of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid, if any, on the Company's common stock prior to vesting of the restricted stock.

Recently Issued Accounting Pronouncements

        On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Adoption of this amended guidance is not expected to have an impact on the Company's financial position, results of operations or cash flows.

        In September 2011, the FASB issued ASU 2011-08, which simplifies how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Adoption of this amended guidance is not expected to have an impact on the Company's financial position, results of operations or cash flows.

3. ATM FUNDING AGREEMENTS

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

        The Contract Cash Solutions Agreement allows for the Company to utilize up to $400.0 million in funds owned by Wells Fargo to provide the currency needed for normal operating requirements for the Company's ATMs. For the use of these funds, the Company pays Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate.

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ATM FUNDING AGREEMENTS (Continued)

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

        Pursuant to the Contract Cash Solutions Agreement, the limit on the maximum allowable currency is $400.0 million. Wells Fargo has agreed to supply the Company with up to $50.0 million in excess of this limit for a calendar day up to four times per calendar year and subject to certain additional conditions and limitations, and in certain cases, upon approval, the Company can be supplied up to $475.0 million. On December 31, 2011, we received a temporary authorization to exceed this limit due to the high demand for cash access services on New Year's Eve.

        At December 31, 2011 and 2010, the outstanding balance of ATM cash utilized by GCA from Wells Fargo was $467.8 million $368.4 million, respectively. For the years ended December 31, 2011, 2010 and 2009, the cash usage fees incurred by the Company were $2.8 million, $1.9 million and $2.2 million, respectively. The cash usage fee is included within interest expense on the Company's consolidated statements of income.

        The Company is responsible for any losses of cash in the ATMs under its agreements with Wells Fargo. The Company is self insured related to this risk. For the years ended December 31, 2011, 2010, and 2009, the Company has incurred no material losses related to this self insurance.

Site-Funded ATMs

        The Company operates ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities in the accompanying consolidated balance sheets and was $85.9 million and $28.8 million as of December 31, 2011 and 2010, respectively.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Property, equipment and leasehold improvements consist of the following as of December 31, (in thousands):

	Useful Life	2011	2010
ATM equipment	5	$55,800	$66,200
Cash advance equipment	3	6,578	6,528
Office, computer and other equipment	3	8,799	6,253
Leasehold and building improvements	Lease Term	2,788	2,747

Sub-total		73,965	81,728
Less: accumulated depreciation		(58,388)	(65,080)

Total		$15,577	$16,648

5. BENEFIT PLANS

Defined Contribution Plan

        The Company has a retirement savings plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code covering its employees. The 401(k) Plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, the Company matches a percentage of these employee contributions. Expenses related to the matching portion of the contributions to the 401(k) Plan were $0.2 million, $0.5 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Equity Incentive Awards

        In January 2005, the Company adopted the 2005 Stock Incentive Plan (the "2005 Plan") to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and thus to promote the success of the Company's business. The 2005 Plan is administered by the Board of Directors but may be administered by our Compensation Committee. The administrator of the 2005 Plan has the authority to select individuals who are to receive options or other equity incentive awards under the 2005 Plan and to specify the terms and conditions of grants of options or other equity incentive awards, the vesting provisions, the term and the exercise price.

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

        As of December 31, 2011, the Company had reserved 18,179,520 shares of common stock for the grant of stock options and other equity incentive awards under the 2005 Plan. On the first business day of each fiscal year beginning with the fiscal year commencing on January 1, 2006, annual increases will be added to

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BENEFIT PLANS (Continued)

the 2005 Plan equal to the lesser of: 3,800,000 shares, 3% of all outstanding shares of our common stock immediately prior to such increase, or a lesser amount determined by our Board of Directors.

        A summary of award activity under the Company's 2005 Plan as of December 31, 2011 and changes during the three years then ended are as follows:

	Weighted Average Exercise Price (Per Share)	Stock Options Granted	Restricted Stock Granted	Equity Awards Available for Grant
Balance outstanding—December 31, 2008	$8.93	6,995,492	190,251	2,856,568
Additional authorized shares	N/A	—	—	2,488,819
Granted	$2.47	2,981,500	1,047,875	(4,029,375)
Exercised/vested	$6.75	(432,116)	(142,170)	—
Canceled or forfeited	$6.52	(683,043)	(54,200)	737,243

Balance outstanding—December 31, 2009	$6.98	8,861,833	1,041,756	2,053,255

Additional authorized shares	N/A	—	—	2,500,334
Granted	$7.24	1,790,690	—	(1,790,690)
Exercised/vested	$4.69	(1,200,402)	(461,552)	—
Canceled or forfeited	$5.50	(696,011)	(99,154)	795,165

Balance outstanding—December 31, 2010	$7.50	8,756,110	481,050	3,558,064

Additional authorized shares	N/A	—	—	1,931,400
Granted	$3.40	2,136,150	—	(2,136,150)
Exercised/vested	$2.20	(399,273)	(245,283)	—
Canceled or forfeited	$6.83	(1,265,446)	(37,488)	1,302,934

Balance outstanding—December 31, 2011	$6.87	9,227,541	198,279	4,656,248

        In February 2009, our Board of Directors approved the grant of options to issue 2.8 million shares of common stock to existing employees, newly hired employees and certain non-employee members of the Company's Board of Directors. These shares vest over a four-year period. The estimated total fair value of the awards at the date of grant was $4.1 million. In February 2010, our Board of Directors approved the grant of options to issue 1.4 million shares of common stock to existing employees, newly hired employees and certain non-employee members of the Company's Board of Directors. These shares vest over a four-year period. The estimated total fair value of the awards at the date of the grant was $6.4 million. In March 2011, our Board of Directors approved the grant of options to issue 1.9 million shares of common stock to existing employees, newly hired employees and certain non-employee members of the Company's Board of Directors. These shares vest over a four-year period. The estimated total fair value of the awards at the date of the grant was $3.2 million.

Stock Options

        Stock options granted typically vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years and allow the option holder to purchase stock over specified periods of time, generally ten years, from the date of grant, at a fixed price equal to the market value of the common stock on date of grant.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BENEFIT PLANS (Continued)

        The following tables summarize additional information regarding the options that have been granted under the 2005 Plan:

	Number of Common Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance outstanding—December 31, 2009	8,861,833	$6.98	8.0 years	$15,763
Granted	1,790,690	—
Exercised	(1,200,402)	—
Canceled or forfeited	(696,011)	—

Balance outstanding—December 31, 2010	8,756,110	$7.50	7.3 years	$2,336

Granted	2,136,150	—
Exercised	(399,273)	—
Canceled or forfeited	(1,265,446)	—

Balance outstanding—December 31, 2011	9,227,541	$6.87	6.9 years	$6,118

Balance exercisable—December 31, 2011	5,839,673	$8.41	5.9 years	$1,263

Balance expected to be exercised	5,346,279	$8.39	5.9 years	$1,147

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$—	$5.99	3,739,241	8.3	$3.14	1,119,971	$2.99
6.00	8.99	3,191,805	6.9	7.18	2,423,207	7.04
9.00	12.99	1,000,000	5.8	9.99	1,000,000	9.99
13.00	13.99	849,828	3.1	13.98	849,828	13.98
14.00	14.99	160,000	4.4	14.22	160,000	14.22
15.00	15.99	151,667	4.5	15.22	151,667	15.22
16.00	18.99	135,000	4.7	16.80	135,000	16.80

		9,227,541			5,839,673

        The weighted-average grant-date fair value per share of the options granted during the years ended December 31, 2011, 2010 and 2009 was $2.04, $4.24 and $1.38, respectively.

        During the year ended December 31, 2011, we recorded $6.8 million in non-cash compensation expense related to options granted that are expected to vest. As of December 31, 2011, there was $6.9 million in unrecognized compensation expense related to options expected to vest. That cost is expected to be recognized on a straight-line basis over a weighted average period of 1.4 years.

        During the years ended December 31, 2010 and 2009, we recorded $6.3 million and $6.1 million, respectively, in non-cash compensation expense related to options granted that are expected to vest.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BENEFIT PLANS (Continued)

        For the years ended December 31, 2011, 2010 and 2009, we received $0.8 million, $5.6 million and $2.9 million in cash from the exercise of 399,273, 1,200,402 and 432,116 options, respectively.

Restricted Stock

        The Company began issuing restricted stock to employees in the first quarter of 2006. The vesting provisions are similar to those applicable to stock options. Because these restricted shares are issued primarily to employees of the Company, many of the shares issued will be withheld by the Company to satisfy the statutory withholding requirements applicable to the restricted stock grants. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced. These shares will vest over a period of four years. There are certain restricted stock shares that have rights to the dividends declared and voting rights, and, therefore, the shares are considered issued and outstanding prior to vesting.

        A summary of non-vested share awards for the Company's time-based restricted shares as of December 31, 2011 and changes during the two years then ended are as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value
			(in thousands)
Balance outstanding—December 31, 2009	1,041,756	$3.16	$3,289
Granted	—	—	—
Vested	(461,552)	3.88	(1,793)
Forfeited	(99,154)	2.72	(269)

Balance outstanding—December 31, 2010	481,050	$2.55	$1,227

Granted	—	—	—
Vested	(245,283)	2.88	(707)
Forfeited	(37,488)	2.21	(83)

Balance outstanding—December 31, 2011	198,279	$2.20	$437

        During the years ended December 31, 2011, 2010 and 2009, we recorded approximately $0, $1.6 million and $2.4 million in non-cash compensation expense, respectively, related to the restricted stock granted that is expected to vest. As of December 31, 2011, there was $0.5 million in unrecognized compensation expense related to time-based restricted shares expected to vest. That cost is expected to be recognized on a straight-line basis over a weighted average period of 1.2 years.

6. COMMITMENTS AND CONTINGENCIES

Lease Obligations

        The Company leases office facilities and operating equipment under cancelable and non-cancelable agreements. Total rent expense was approximately $0.7 million, $0.9 million and $0.6 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. COMMITMENTS AND CONTINGENCIES (Continued)

        At December 31, 2011, the minimum aggregate rental commitment under all non-cancelable operating leases for the years then ending was (in thousands):

Amount
2012	$750
2013	408
2014	234
2015	—
2016	—
Thereafter	—

$1,392

Litigation Settlement Awards

VISA Check/MasterMoney Antitrust Litigation

        The VISA Check/MasterMoney Antitrust Litigation began in October 1996 with the filing of lawsuits by certain retailers and retail trade associations against VISA U.S.A. Inc. ("VISA") and MasterCard International ("MasterCard").

        In the action against VISA and MasterCard, plaintiffs claimed, among other things, that VISA and MasterCard, individually, and in conspiracy with each other and with their member banks, have violated the federal antitrust laws by forcing merchants who accept VISA and/or MasterCard-branded credit cards for payment also to accept VISA and/or MasterCard-branded debit cards for payment (the "Honor All Cards Policy"), and by conspiring and attempting to monopolize a market for general purpose point of sale debit cards. The plaintiffs claimed that the defendants' actions caused merchants to pay excessive fees on VISA and MasterCard signature debit and credit transactions and on on-line PIN debit transactions, and have injured competition, merchants and consumers.

        On June 4, 2003, the plaintiffs entered into separate settlement agreements with VISA and MasterCard. Under terms of the settlements, VISA and MasterCard agreed to eliminate their "Honor All Cards Policy", to lower debit card fees for an interim period by one-third and to refund over $3 billion to merchants who accepted their cards from October 1992 through June 2003. As the Company accepted VISA and MasterCard branded debit cards during this covered period (i.e. October 25, 1992 through June 21, 2003), we were members of the covered class and entitled to settlement under the agreement.

        In December 2007, the Company's claim award was affirmed by the court. We engaged a third party to assist us in the preparation of the claim and collection of any award due to us in this action. For this service we agreed to a collection fee that would be deducted from any amounts received. The Company received $0.4 million and $2.8 million, which it recognized as a reduction to operating expenses in the accompanying consolidated statements of income for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2011, the Company did not receive any additional payments against this claim.

USA Payment Systems

        Karim Maskatiya and Robert Cucinotta were members of the Company's Board of Directors through the dates of their respective resignations of May 7, 2008 and May 20, 2008. On January 5, 2009, the Company commenced an action in the State of Nevada District Court, Clark County, against USA Payments and USA Payment Systems (together "USAP"), companies owned or controlled by

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. COMMITMENTS AND CONTINGENCIES (Continued)

Messrs. Maskatiya and Cucinotta in connection with various disputes relating to the Amended and Restated Agreement for Electronic Processing, pursuant to which USAP provided the Company with transaction processing services. In October 2009, USAP paid the Company $1.8 million pursuant to an executed settlement agreement and agreed to the settlement of all claims and matters between the parties.

Litigation Claims and Assessments

Automated Systems America, Inc.

        On July 7, 2010, an action was commenced by Automated Systems America, Inc. in the United States District Court, Central District of California, against Holdings, GCA and certain current employees of GCA. The complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of certain patents owned by the Company and alleges antitrust violations of Section 2 of the Sherman Act, unfair competition violations under the Lanham Act and tortuous interference and defamation per se. The plaintiff seeks damages in excess of $2 million, punitive damages, and a trebling of damages associated with the allegations under Section 2 of the Sherman Act. On March 3, 2011, the Company filed a motion to dismiss this action. In February 2012, the District Court entered an order granting the Company's motion to dismiss this action without prejudice, allowing the plaintiff to file a new complaint if it chooses to do so. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action.

        We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

7. BORROWINGS

        As of December 31, 2010, we had total indebtedness of $208.8 million in principal amount (of which $127.8 million consisted of senior subordinated notes described below and $81.0 million consisted of senior secured debt under the Second Amended and Restated Credit Agreement described below, collectively referred to as the "Old Credit Facility"). On March 1, 2011, GCA, together with its sole stockholder, Holdings entered into a Credit Agreement ("the Credit Agreement") with certain lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Wells Fargo Securities, LLC, as Syndication Agent. The Credit Agreement provides for a $210.0 million term loan facility and a $35.0 million revolving credit facility (the "New Senior Credit Facility"). The revolving credit facility includes provisions for the issuance of up to $10.0 million of letters of credit and up to $5.0 million in swingline loans. We used the proceeds from the New Senior Credit Facility to repay all outstanding indebtedness under our existing senior secured credit facility under the Second Amended and Restated Credit Agreement and to defease our senior subordinated notes.

        The Credit Agreement also contains an increase option permitting GCA to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $50.0 million in additional term loan commitments. All $210.0 million of available borrowings under the term loan facility were borrowed concurrent with the establishment of the New Senior Credit Facility. Once repaid, no amounts under the term loan facility may be re-borrowed. In addition, $4.0 million of available borrowings under the revolving credit facility were borrowed concurrent with the establishment of the New Senior Credit Facility. Once repaid, amounts under the revolving credit facility may be re-borrowed.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BORROWINGS (Continued)

        The term loan requires principal repayments of one quarter of 1% of the aggregate initial principal amount of term loans, adjusted for any non-mandatory prepayments per quarter, as well as annual mandatory prepayment provisions based on an excess cash flow sweep equal to a fixed percentage of excess cash flow (as defined in the Credit Agreement). The remaining principal is due on the maturity date, March 1, 2016. GCA may prepay the loans and terminate the commitments at any time after the first year, without premium or penalty, subject to certain qualifications set forth in the Credit Agreement. Furthermore, the Credit Agreement contains mandatory prepayment provisions which, under certain circumstances, such as asset or equity sales, obligate GCA to apply defined portions of its cash flow to prepayment of the New Senior Credit Facility.

        Borrowings under the New Senior Credit Facility bear interest at either (x) a specified base rate plus a 4.50% margin, or (y) LIBOR plus a 5.50% margin. The base rate minimum is 2.50% and the LIBOR minimum is 1.50%. Interest in respect of base rate loans is payable quarterly in arrears and interest in respect of LIBOR loans is payable in arrears at the end of the applicable interest period and every three months in the case of interest periods in excess of three months. Interest is also payable at the time of repayment of any loans and at maturity. As of December 31, 2011, we had $174.0 million of outstanding indebtedness under the New Senior Credit Facility, consisting of $174.0 million under the term loan facility with no amounts outstanding under the revolving credit facility. The weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0%. We also had no amounts outstanding under our letter of credit sub facility that is part of our revolving credit facility as of December 31, 2011.

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

        The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. In addition, the Credit Agreement limits the ability of the Company to declare and pay cash dividends. As of December 31, 2011, the Company is in compliance with the required covenants.

Second Amended and Restated Credit Agreement

        On November 1, 2006, GCA and Holdings entered into the Second Amended and Restated Credit Agreement with certain lenders, Bank of America, N.A., as Administrative Agent and Wachovia Bank, N.A., as Syndication Agent. The Second Amended and Restated Credit Agreement significantly amended and restated the terms of GCA's existing senior secured credit facilities to provide for a $100.0 million term loan facility and a $100.0 million five-year revolving credit facility, with a $25.0 million letter of credit sublimit and a $5.0 million swingline loan sublimit.

        Borrowings under the Second Amended and Restated Credit Agreement bore interest at LIBOR plus an applicable margin, which was based on the Company's Senior Leverage Ratio (as defined under the Second Amended and Restated Credit Agreement). As of December 31, 2010, the applicable margin was 112.5 basis points and the effective rate of interest was 1.39%. Principal, together with accrued and unpaid interest, was due on the maturity date, November 1, 2011. As of December 31, 2010, the balance of this financial instrument was $81.0 million with $0 outstanding under the revolving portion and $2.8 million in letters of credit issued and outstanding.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BORROWINGS (Continued)

Senior Subordinated Notes

        On March 10, 2004, GCA completed a private placement offering of $235.0 million of 8.75% senior subordinated notes due 2012 (the "Notes"). All of GCA's existing and future domestic wholly owned subsidiaries were guarantors of the Notes on a senior subordinated basis. In addition, effective upon the closing of our initial public offering of common stock, Holdings guaranteed, on a subordinated basis, all of GCA's obligations under the Notes.

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

        On March 1, 2011, the Company defeased our obligations under the Senior Subordinated Notes.

Minimum Aggregate Repayment Schedule

        At December 31, 2011, the minimum aggregate repayment (excluding excess cash flow payments) for all borrowings for the years then ending was (in thousands):

Amount
2012	$1,740
2013	1,740
2014	1,740
2015	1,740
2016	167,040
Thereafter	—

$174,000

8. CAPITAL STOCK

        In September 2005, the Company completed an initial public offering of 16,064,157 shares of common stock at $14.00 per share. Existing stockholders sold 7,064,157 of these shares and the remaining 9,000,000 shares were sold by the Company. In October 2005, the underwriters exercised their option to purchase an additional 1,053,568 shares of stock from the Company and 1,165,656 shares of stock from the existing stockholders. The net proceeds to the Company from this combined equity offering were $130.9 million after deducting underwriting discounts. On October 31, 2005, the Company used $90.3 million of the net proceeds to repay $82.25 million of senior subordinated notes and to pay a redemption premium and accrued interest on the repaid notes. Also on October 31, 2005, the Company used $20.0 million of the IPO proceeds to repay $20.0 million of the term loan portion of the Company's then existing credit facility.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. CAPITAL STOCK (Continued)

        Preferred Stock.    The Company's amended and restated certificate of incorporation allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2011, we had no shares of preferred stock outstanding.

        Common Stock.    Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of December 31, 2011, we had 85,651,002 shares of common stock issued.

        Common Stock Repurchase Program.    On February 23, 2010, the Company's Board of Directors authorized the repurchase pursuant to Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, of up to an additional $25.0 million worth of the Company's outstanding common stock, subject to the compliance with such contractual limitations on such repurchases under the Company's financing agreements in effect from time to time, including but not limited to those relating to the Company's senior secured indebtedness and senior subordinated notes. For the year ended December 31, 2010, the Company repurchased 2.0 million of its shares of common stock pursuant to this repurchase authorization for an aggregate purchase price of $7.7 million. For the year ended December 31, 2011, the Company did not repurchase any shares of common stock, pursuant to this repurchase authorization.

        On April 8, 2010, the Company repurchased in a privately negotiated transaction 3,105,590 shares of its outstanding common stock from various entities affiliated with Summit Partners, L.P. for an aggregate purchase price of $25.0 million at a purchase price of $8.05 per share of common stock. Charles J. Fitzgerald is a managing partner of Summit Partners, L.P. and until his term expired on April 29, 2010, was a member of the Company's Board of Directors. The Company funded this repurchase with cash on hand. This repurchase was made pursuant to a new authorization by the Board of Directors of the Company in March 2010, separate from the $25.0 million share repurchase program previously made on February 23, 2010.

        Treasury Stock.    In addition to open market purchases of common stock authorized under the Common Stock Repurchase Program, employees may direct the Company to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. For the year ended December 31, 2011, the Company repurchased or withheld from restricted stock awards 59,167 shares of common stock at an aggregate purchase price of $0.2 million to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. CAPITAL STOCK (Continued)

        The following table provides the treasury stock activity occurring in 2011 (number of shares and cost in thousands):

	Total Number of Shares Purchased or Withheld	Average Price per Share Purchased or Withheld (Per Share)	Cost of Shares Purchased or Withheld
Balance outstanding—December 31, 2010	20,627	$7.03	$145,038
Shares withheld from restricted stock vesting	59	3.22	190

Balance outstanding—December 31, 2011	20,686	$7.02	$145,228

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

        Prior to obtaining processing services from TSYS, the Company obtained processing services, pursuant to the Amended and Restated Agreement for Electronic Payment Processing from USAP, a company controlled by Messrs. Maskatiya and Cucinotta. On January 5, 2009, the Company commenced an action in the State of Nevada District Court, Clark County against USAP in connection with various disputes relating to the Amended and Restated Agreement for Electronic Payment Processing. In October 2009, USAP paid the Company $1.8 million pursuant to an executed settlement agreement and agreed to the settlement of all claims and matters between the parties.

        On April 8, 2010, the Company repurchased in a privately negotiated transaction 3,105,590 shares of its outstanding common stock from various entities affiliated with Summit Partners, L.P. for an aggregate purchase price of $25.0 million at a purchase price of $8.05 per share of common stock. Charles J. Fitzgerald is a managing partner of Summit Partners, L.P. and until his term expired on April 29, 2010, was a member of the Company's Board of Directors. The Company funded this repurchase with cash on hand. This repurchase was made pursuant to a new authorization by the Board of Directors of the Company in March 2010, separate from the $25.0 million share repurchase program previously made on February 23, 2010.

        Michael Rumbolz, who serves as a member of our Board of Directors, also serves as a member of the board of directors of Affinity Gaming Gaming, LLC ("Affinity Gaming"). The Company provides various cash access products and services to Affinity Gaming. Mr. Rumbolz receives both cash and equity compensation from Affinity Gaming in consideration for serving on the board of directors of Affinity Gaming, however, none of this consideration is tied in any manner to the Company's performance or obligations under its cash access agreements with Affinity Gaming. In addition, Mr. Rumbolz was not involved in the negotiation of the Company's cash access agreements with Affinity Gaming.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES

        The income tax provision (benefit) attributable to continuing operations and discontinued operations for the years ended December 31 is as follows (amounts in thousands):

	2011	2010	2009
Income tax provision/(benefit)
Continuing operations	$9,586	$18,751	$20,556
Discontinued operations	—	—	25

	$9,586	$18,751	$20,581

        The following table presents the domestic and foreign components of pretax income and recorded income tax expense attributable to continuing operations for the years ended December 31 (amounts are in thousands):

	2011	2010	2009
Components of pre-tax income
Domestic	$18,705	$35,838	$53,717
Foreign	10	463	377

Consolidated	$18,715	$36,301	$54,094

Provision/(benefit) for income tax
Domestic	$9,528	$17,680	$20,616
Foreign	58	1,040	(29)

Consolidated	9,586	18,720	20,587
Income tax provision/(benefit) from minority ownership loss	—	31	(31)

Provision for income tax, as reported	$9,586	$18,751	$20,556

        The Company's income tax provision attributable to income from continuing operations before income tax consists of the following components as of December 31 (amounts in thousands):

	2011	2010	2009
Current	$334	$1,283	$1,001
Deferred	9,252	17,468	19,555

Total provision for income tax	$9,586	$18,751	$20,556

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        The reconciliation between the Company's effective tax rate on income from continuing operations and the statutory tax rate for the years ended December 31 is as follows:

	2011	2010	2009
Effect of:
Federal statutory rate	35.0%	35.0%	35.0%
Foreign provision	0.1%	(0.1)%	(0.3)%
State/province income tax	2.4%	1.7%	2.6%
Non-deductible compensation cost	7.8%	2.4%	1.9%
Change in valuation allowance	2.1%	(4.1)%	1.0%
Adjustment to carrying value	3.6%	0.0%	(2.3)%
Foreign dividends and IRC Sec. 956 inclusions, net of foreign tax deduction	0.2%	14.7%	0.0%
Non-deductible expenses and other items	0.0%	2.1%	0.1%

Effective tax rate	51.2%	51.7%	38.0%

        The following table outlines the principal components of deferred tax items at December 31 (amounts in thousands):

	2011	2010	2009
Deferred tax assets related to:
Intangibles	$82,088	$102,598	$121,710
Net operating losses	29,733	16,576	11,370
Stock compensation expense	5,412	4,768	3,912
Accounts receivable allowances	2,770	6,675	7,421
Accrued and prepaid expenses	702	300	586
Other	492	734	472
Property, equipment and leasehold improvements	—	235	614
Foreign tax credits	—	—	4,297
Valuation allowance	(905)	—	(1,475)

Total deferred income tax assets	$120,292	$131,886	$148,907

Deferred tax liabilities related to:
Property, equipment and leasehold improvements	$242	$—	$—
Other	512	339	143

Total deferred income tax liabilities	$754	$339	$143

Deferred income taxes, net	$119,538	$131,547	$148,764

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        For all of our investments in foreign subsidiaries, except for GCA (Macau), S.A. ("GCA Macau") and one-time repatriation events in 2010, deferred taxes have not been provided on unrepatriated foreign earnings. Unrepatriated earnings as of December 31, 2011, are approximately $3.2 million. These earnings are considered permanently reinvested, as it is management's intention to reinvest foreign earnings in foreign operations. The Company projects that it will have sufficient cash flow in the U.S. and does not need to repatriate these foreign earnings to finance U.S. operations.

        As a result of certain realization requirements under the FASB guidance on share-based payments, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2011, 2010 and 2009 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $1.7 million if and when such deferred tax assets are ultimately realized. The Company uses the FASB guidance on income taxes ordering for purposes of determining when excess tax benefits have been realized.

        The Company paid foreign taxes of $7.0 million in prior years related to the former UK branch and the one-time repatriation events in 2010. Due to the uncertainty of future foreign source and taxable income, the Company elected to deduct these foreign taxes. In making such determination, we considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, projected future foreign source income, tax planning strategies and recent financial operations. These assumptions required significant judgment about the forecasts of future taxable and foreign source income.

        As of December 31, 2011, the Company has approximately $83.0 million accumulated federal net operating losses. The net operating losses can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2025.

        The Company has state net operating loss carry forwards which will expire in 2012 through 2031. The determination and utilization of these state net operating loss carry forwards are dependent upon apportionment percentages and other respective state laws, which can change from year to year. As of December 31, 2011, the Company has approximately $2.3 million accumulated state net operating losses. We have a valuation allowance of $0.8 million related to certain state net operating loss carry forwards, which are expected to expire before utilization, due to shorter carry forward periods and decreased apportionment percentages in those states.

        At December 31, 2011, we had a net deferred income tax asset of $119.5 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687 million that was generated as part of the conversion to a corporation plus approximately $98 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.1%, this results in tax payments being approximately $18.9 million less than the annual provision for income taxes shown on the income statement for financial accounting purposes, or the amount of the annual provision, if less. There is an expected aggregate of $138.6 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

We believe that it is more likely than not that we will be able to utilize our deferred tax asset, exclusive of a small amount of charitable contribution carry forwards (which expire in 2015 and 2016 if not utilized), and certain state and foreign net operating loss carry forwards. However, the utilization of this tax asset is subject to many factors beyond our control including our earnings, a change of control of the Company and future estimations of earnings.

        The Company has analyzed filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company's policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expenses.

        The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is currently under examination by the state of New York for 2006 through 2008. The Company has a number of federal and state income tax years still open for examination as a result of the net operating loss carry forwards. Accordingly, the Company is subject to examination for both U.S. federal and a few state tax returns for the years 2005 to present. For the remaining state, local and foreign jurisdictions, with few exceptions, the Company is no longer subject to examination by tax authorities for years before 2008.

11. SEGMENT INFORMATION

        Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-making group consists of the Chief Executive Officer and Chief Financial Officer. The operating segments are reviewed separately because each represents products that can be, and often are, sold separately to our customers.

        The Company operates in three distinct business segments: (1) cash advance, (2) ATM and (3) check services. These segments are monitored separately by management for performance against its internal forecast and are consistent with the Company's internal management reporting. Other lines of business, none of which exceed the established materiality for segment reporting, include Western Money, credit reporting services and Casino Marketing Services, among others.

        The Company's internal management reporting does not allocate overhead or depreciation and amortization expenses to the respective business segments. For the segment information presented below, these amounts have been allocated to the respective segments based upon relation to the business segment (where identifiable) or on respective revenue contribution.

        The Company's business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

        Major customers—For the year ended December 31, 2011, no single customer accounted for more than 10.0% of the Company's revenues. For the years ended December 31, 2010 and 2009, the combined

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SEGMENT INFORMATION (Continued)

revenues from all segments for our largest customer, Caesars Entertainment and its subsidiaries and affiliates was approximately $79.6 million and $92.8 million, respectively, representing 13.3% and 14.1%, respectively, of the Company's total consolidated revenues. In August 2010, Caesars announced its intention not to renew its agreements with us for the provision of cash access services with the Company, which expired in November 2010. We reacquired a portion of the Caesars business in connection with the MCA Processing asset purchase acquisition in November 2011. Our five largest customers accounted for approximately 28.4%, 34.6% and 34.4% of our total revenue in 2011, 2010 and 2009, respectively.

        The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

        The tables below present the results of operations and total assets by operating segment as of, and for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	Cash Advance	ATM	Check Services	Other	Corporate	Total
December 31, 2011:
Revenues	$203,869	$283,727	$26,269	$30,198	$—	$544,063
Operating income	38,468	34,832	14,197	14,808	(64,009)	38,296
December 31, 2010:
Revenues	$244,139	$314,627	$28,357	$18,467	$—	$605,590
Operating income	49,439	41,102	15,798	11,398	(65,107)	52,630
December 31, 2009:
Revenues	$289,314	$325,953	$38,525	$13,928	$—	$667,720
Operating income	63,323	43,854	21,564	11,406	(68,093)	72,054

	2011	2010
Cash Advance	$164,515	$138,631
ATM	98,418	52,424
Check services	37,231	33,816
Other	39,570	38,003
Corporate	189,333	195,520

Total Assets	$529,067	$458,394

12. SUBSEQUENT EVENTS

Interest Rate Cap

        In conjunction with the terms and conditions of the New Senior Credit Facility, GCA purchased a $150.0 million notional amount interest rate cap with an effective date of January 5, 2012 and a term of three years. GCA purchased this interest rate cap to partially reduce the Company's exposure to increases in the LIBOR above 1.5% during the term of the interest rate cap with respect to its variable rate debt obligations under the New Senior Credit Facility and its obligations under the Contract Cash Solutions Agreement with Wells Fargo. An interest rate cap is a derivative financial instrument whereby the buyer

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SUBSEQUENT EVENTS (Continued)

receives payments at the end of each period in which the underlying interest rate exceeds a defined interest rate on a specific notional amount.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2011
Revenues	$134,389	$135,052	$136,889	$137,733	$544,063
Operating income	9,305	7,141	7,609	14,241	38,296
Income from continuing operations, net of tax	1,742	1,010	1,839	4,538	9,129
Net income attributable to GCA, Holdings, Inc.	1,742	1,010	1,839	4,538	9,129
Basic earnings per share:
Continuing operations	$0.03	$0.02	$0.03	$0.07	$0.14
Net income	$0.03	$0.02	$0.03	$0.07	$0.14
Diluted earnings per share:
Continuing operations	$0.03	$0.02	$0.03	$0.07	$0.14
Net income attributable to GCA, Holdings, Inc.	$0.03	$0.02	$0.03	$0.07	$0.14
2010
Revenues	$158,512	$157,150	$152,121	$137,807	$605,590
Operating income	15,523	13,729	13,323	10,055	52,630
Income/(loss) from continuing operations, net of tax	6,945	5,945	4,919	(259)	17,550
Net income/(loss) attributable to GCA, Holdings, Inc.	6,950	5,884	4,919	(259)	17,494
Basic earnings per share:
Continuing operations	$0.10	$0.09	$0.08	$(0.00)	$0.27
Net income	$0.10	$0.09	$0.08	$(0.00)	$0.27
Diluted earnings per share:
Continuing operations	$0.10	$0.09	$0.07	$(0.00)	$0.26
Net income attributable to GCA, Holdings, Inc.	$0.10	$0.09	$0.07	$(0.00)	$0.26
2011
Basic shares	63,952	63,969	64,712	64,871	64,673
Diluted shares	64,182	64,094	64,751	65,227	64,859
2010
Basic shares	68,268	65,836	65,384	64,002	65,903
Diluted shares	70,513	67,926	66,240	64,200	67,272

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required pursuant to Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section of this Annual Report on Form 10-K includes information concerning management's assessment of our internal control over financial reporting and the controls evaluation referenced in the certifications. The report of Deloitte & Touche, LLP, our independent registered public accounting firm, is also included below. Deloitte & Touche LLP's report addresses their audit of our internal control over financial reporting. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications and the report of Deloitte & Touche, LLP for a more complete understanding of the matters presented.

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2011 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management's Report of Internal Control over Financial Reporting

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2011 as stated in their attestation report which is included herein.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2010

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Cash Access Holdings, Inc.
Las Vegas, NV

        We have audited the internal control over financial reporting of Global Cash Access Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 12, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Las Vegas, NV
March 12, 2012

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding our directors, executive officers and corporate governance required by this Item is incorporated by reference to the section entitled "Proposal One—Election of Class I Directors" in the Company's Definitive Proxy Statement in connection with the 2012 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2011. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. Information required by 10A-3(d) of the Exchange Act is incorporated by reference to the section entitled "Board and Corporate Governance Matters" in the Proxy Statement.

        We have adopted a Code of Business Conduct and Ethics that is designed to qualify as a "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated there under. The Code of Business Conduct and Ethics is available on our website at www.gcainc.com. To the extent required by law, any amendments to, or waivers from, any provision of the Code of Conduct will be promptly disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

        In May 2011, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange Corporate Governance listing standards as of that date.

        We have filed, as an exhibit to this Annual Report on Form 10-K, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 and the rules promulgated there under regarding the quality of our public disclosure.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item is incorporated by reference to the section entitled "Executive Compensation," "Directors' Compensation" and "Report of Compensation Committee" in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item is incorporated by reference to the section entitled "Transactions with Related Persons" in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this item is incorporated by reference to the section entitled "Audit and Non-Audit Fees" in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

1.
Financial Statements

2.
Financial Statement Schedules

        All schedules have been omitted as they are either not required or not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.
See Item 15(b)

(b)
Exhibits:

Exhibit Number		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(4)	Amended and Restated Bylaws.

3.3	(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.4	(1)	Assumption Agreement, dated as of June 7, 2004, by Global Cash Access, Inc. and the Subsidiary Guarantors named therein.

4.5	(1)	Supplemental Indenture by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., GCA Access Card, Inc., Central Credit, LLC and The Bank of New York Trust Company, N.A. and form of notation of Guarantee by Global Cash Access Holdings, Inc.

4.6	(1)	Supplemental Indenture by and among Global Cash Access, Inc., GCA Access Card, Inc., Central Credit, LLC and The Bank of New York Trust Company, N.A. and notation of Guarantee by GCA Access Card, Inc.

10.1	(1)	Lease Agreement, dated as of March 8, 2000, by and between Global Cash Access, L.L.C. and American Pacific Capital Gateway Bldg D Co., L.L.C.

10.7	(1)	Membership Unit Redemption Agreement, dated as of March 10, 2004, between FDFS Holdings, LLC and GCA Holdings, L.L.C.

10.9	(1)	Sponsorship Indemnification Agreement, dated as of March 10, 2004, by and between Global Cash Access, L.L.C. and First Data Corporation.

10.10	(1)	Amended and Restated Software License Agreement, dated as of March 10, 2004, between TSYS and Global Cash Access, L.L.C.

Exhibit Number		Exhibit Description
10.11	(1)	Professional Services Agreement, dated as of March 10, 2004, between TSYS and Global Cash Access, L.L.C.

10.12	(1)	Patent License Agreement, dated as of March 10, 2004, between USA Payments, Inc. and Global Cash Access, L.L.C.

10.13	(1)	Amended and Restated Electronic Payment Processing Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C., USA Payments Inc. and USA Payment Systems, Inc.

10.14	(1)	Letter Agreement Relating to Technology, dated May 13, 2004, among Global Cash Access, L.L.C., USA Payments, Inc., USA Payment Systems, Inc. and TSYS.

10.15	(1)	Automated Teller Machine Sponsorship Agreement by and between Global Cash Access, L.L.C. and Western Union Bank, dated as of November 12, 2002, and First Amendment to Automated Teller Machine Sponsorship Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C. and First Financial Bank.

10.18	(1)	Limited Liability Company Agreement of QuikPlay, LLC, dated as of December 6, 2000, between Global Cash Access, L.L.C. and IGT.

10.21	(1)	Investor Rights Agreement, dated as of May 13, 2004, by and among GCA Holdings, L.L.C., the Investors named therein and M&C International.

*10.22	(1)	Global Cash Access Holdings, Inc. 2005 Stock Incentive Plan.

*10.23	(1)	Form of Indemnification Agreement between Global Cash Access Holdings, Inc. and each of its executive officers and directors.

10.24	(1)	Patent Purchase and License Agreement, dated as of March 22, 2005, by and between Global Cash Access, Inc. and USA Payments, Inc.

10.25	(1)	Termination and Consent, dated as of March 16, 2005, by and among Global Cash Access Holdings, Inc. and the other parties thereto.

10.26	(1)	Amended and Restated Credit Agreement, dated as of April 13, 2005, by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., the banks and other financial institutions from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, as amended by Amendment No. 1 thereto.

10.29	(20)	Master Service Agreement, dated as of November 27, 2006, by and between Global Cash Access, Inc. and Integrated Payment Systems, Inc.

*10.34	(8)	Employment Agreement with Scott Betts, dated October 31, 2007.

*10.35	(9)	Notices of Stock Option Award and Stock Option Award Agreements with Scott Betts dated October 31, 2007.

10.40	(15)	Addendum to Master Service Agreement, dated March 20, 2008, by and between Integrated Payment Systems Inc. and Global Cash Access, Inc.

*10.41	(18)	Amendment No. 1 to Employment Agreement, by and between the Company and Scott Betts, dated August 11, 2008.

*10.43	(20)	Amendment No. 2 to Employment Agreement, by and between the Company and Scott Betts dated April 24, 2009.

Exhibit Number		Exhibit Description
*+10.44	(21)	Processing Services Agreement, dated as of August 21, 2009, between Global Cash Access, Inc., and TSYS Acquiring Solutions, LLC effective July 1, 2009.

*+10.45	(22)	Amendment to Professional Services Agreement, Amended and Restated Software License Agreement, and Transending Services Agreement, dated as of August 21, 2009, between Global Cash Access, Inc. and TSYS Acquiring Solutions, LLC.

*10.46	(26)	Amendment No. 3 to Employment Agreement with Scott Betts dated March 26, 2010.

*10.47	(27)	Agreement with Mary E. Higgins dated September 2, 2010.

*10.48	(28)	Form of Notice of Stock Option Award and Stock Option Award Agreement—Mary E. Higgins effective September 14, 2010.

*10.49	(29)	Form of Notice of Stock Option Award and Stock Option Award Agreement—Michael Rumbolz effective August 30, 2010.

+10.50	(30)	Amended and Restated Sponsorship Agreement, dated October 1, 2010, between Global Cash Access, Inc. and Bank of America, N.A.

+10.51	(31)	First Amendment to Amended and Restated Sponsorship Agreement, dated November 5, 2010 between Global Cash Access, Inc. and Bank of America, N.A.

+10.52	(32)	Contract Cash Solutions Agreement, dated November 12, 2010, between Global Cash Access, Inc. and Wells Fargo Bank, N.A.

+10.53	(33)	Fee Letter, dated November 12, 2010, between Global Cash Access, Inc. and Wells Fargo Bank, N.A regarding the Contract Cash Solutions Agreement, dated November 12, 2010.

+10.54	(34)	Sponsorship Agreement, dated February 11, 2011, between Global Cash Access, Inc. and American State Bank.

*10.55	(35)	Employment Agreement with David Johnson, effective as of April 1, 2011.

*10.56	(36)	Form of Notice of Stock Option Award and Stock Option Award Agreement—David Johnson effective April 1, 2011.

+10.57		Second Amendment to Processing Services Agreement, dated as of December 27, 2011, between Global Cash Access, Inc. and TSYS Acquiring Solutions, LLC

10.58	(37)	Credit Agreement, dated March 1, 2011, among Global Cash Access Holdings, Inc., Global Cash Access, Inc., Deutsche Bank Trust Company Americas, as Administrative Agent, and the various lenders who are party thereto from time to time.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Deloitte & Touche LLP.

24.1		Power of Attorney (see page 105).

31.1		Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 12, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
31.2	Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 12, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 12, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 12, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)
Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form S-1 (Registration No. 333-123514) filed September 22, 2005.

(2)
Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed March 17, 2006.

(3)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed November 7, 2006.

(4)
Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed December 26, 2007.

(5)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 25, 2007.

(6)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 25,

(7)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed June 26, 2007.

(8)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 9, 2007.

(9)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed November 2, 2007.

(10)
Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed November 2, 2007.

(11)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 26, 2007.

(12)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 25, 2008.

(13)
Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed February 25, 2008.

(14)
Incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K filed March 17, 2008.

(15)
Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q filed May 14, 2008.

(16)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 21, 2008.

(17)
Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed April 2, 2008.

(18)
Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed June 19, 2008.

(19)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 12, 2008.

(20)
Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed August 12, 2008.

(21)
Incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K filed on March 30, 2007.

(22)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 24, 2009.

(23)
Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on April 30, 2009.

(24)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 21, 2009.

(25)
Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on August 21, 2009.

(26)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 31, 2010.

(27)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 2, 2010.

(28)
Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 2, 2010.

(29)
Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on September 2, 2010.

(30)
Incorporated by reference to Exhibit 10.50 of the Company's Annual Report on Form 10-K filed on March 14, 2011.

(31)
Incorporated by reference to Exhibit 10.51 of the Company's Annual Report on Form 10-K filed on March 14, 2011.

(32)
Incorporated by reference to Exhibit 10.52 of the Company's Annual Report on Form 10-K filed on March 14, 2011.

(33)
Incorporated by reference to Exhibit 10.53 of the Company's Annual Report on Form 10-K filed on March 14, 2011.

(34)
Incorporated by reference to Exhibit 10.54 of the Company's Annual Report on Form 10-K filed on March 14, 2011.

(35)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 29, 2011.

(36)
Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form Form 8-K filed on March 29, 2011.

(37)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 2, 2011.

*
Management contracts or compensatory plans or arrangements.

**
Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

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

Dated: March 12, 2012

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

Signature	Title	Date

/s/ SCOTT BETTS Scott Betts	President and Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2012
/s/ MARY E. HIGGINS Mary E. Higgins	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2012
/s/ PATRICK M. OLSON Patrick M. Olson	Director	March 12, 2012
/s/ C. MICHAEL RUMBOLZ Michael Rumbolz	Director	March 12, 2012
/s/ E. MILES KILBURN E. Miles Kilburn	Director	March 12, 2012

Signature	Title	Date

/s/ GEOFF JUDGE Geoff Judge	Director	March 12, 2012
/s/ FRED C. ENLOW Fred C. Enlow	Director	March 12, 2012