Form 10-Q
period 2012-03-31
Global Cash Access Holdings, Inc.
filed 2012-05-08
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of May 1, 2012 there were 65,762,867 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value)

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$40,566	$55,535
Restricted cash and cash equivalents	200	455
Settlement receivables	73,197	80,246
Other receivables, net	11,922	16,885
Inventory	7,930	7,087
Prepaid expenses and other assets	14,430	15,406
Property, equipment and leasehold improvements, net	14,942	15,577
Goodwill, net	180,141	180,122
Other intangible assets, net	36,648	38,216
Deferred income taxes, net	115,606	119,538

Total assets	$495,582	$529,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Settlement liabilities	$124,676	$141,827
Accounts payable	39,450	32,223
Accrued expenses	20,084	21,159
Borrowings	142,000	174,000

Total liabilities	326,210	369,209

COMMITMENTS AND CONTINGENCIES (Note 5)

Stockholders’ Equity:
Common stock, $0.001 par value, 500,000 shares authorized and 86,120 and 85,651 shares issued at March 31, 2012 and December 31, 2011, respectively	86	86
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	207,030	204,735
Retained earnings	105,054	97,925
Accumulated other comprehensive income	2,485	2,340
Treasury stock, at cost, 20,696 and 20,686 shares at March 31, 2012 and December 31, 2011, respectively	(145,283)	(145,228)

Total stockholders’ equity	169,372	159,858

Total liabilities and stockholders’ equity	$495,582	$529,067

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues

Cash advance	$58,361	$50,873
ATM	80,347	71,191
Check services	6,516	6,411
Other revenues	5,841	5,914

Total revenues	151,065	134,389

Cost of revenues (exclusive of depreciation and amortization)	113,815	105,233
Operating expenses	17,488	16,105
Amortization	2,321	1,625
Depreciation	1,745	2,121

Operating income	15,696	9,305

Interest expense, net of interest income	4,483	5,147
Loss on early extinguishment of debt	—	943

Interest expense, net	4,483	6,090

Income before income tax provision	11,213	3,215

Income tax provision	4,085	1,473

Net income	7,128	1,742

Foreign currency translation	145	21

Comprehensive income	$7,273	$1,763

Basic earnings per share:
Net income per share - basic	$0.11	$0.03

Diluted earnings per share:
Net income per share - diluted	$0.11	$0.03

Weighted average number of common shares outstanding:
Basic	65,134	63,952
Diluted	66,190	64,182

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,128	$1,742
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization of financing costs	355	278
Amortization of intangibles	2,321	1,625
Depreciation	1,745	2,121
Gain on sale or disposal of assets	(57)	(14)
Provision for bad debts	1,190	1,487
Loss on early extinguishment of debt	—	943
Stock-based compensation	843	1,097
Changes in operating assets and liabilities:
Settlement receivables	7,115	4,473
Other receivables, net	5,246	(1,714)
Inventory	(843)	(397)
Prepaid and other assets	687	(1,577)
Deferred income taxes	3,935	1,319
Settlement liabilities	(17,241)	(15,435)
Accounts payable	7,224	5,050
Accrued expenses	(1,367)	(3,037)

Net cash provided by (used in) operating activities	18,281	(2,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash	—	(20)
Purchase of property, equipment, leasehold improvements and other intangibles	(1,800)	(1,885)
Changes in restricted cash and cash equivalents	255	—

Net cash used in investing activities	(1,545)	(1,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments against old credit facility	—	(208,750)
Securing of new credit facility	—	214,000
Issuance costs of new credit facility	—	(6,941)
Repayments against new credit facility	(32,000)	(14,000)
Proceeds from exercise of stock options	1,005	87
Purchase of treasury stock	(55)	(52)

Net cash used in financing activities	(31,050)	(15,656)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(655)	(505)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,969)	(20,105)

CASH AND CASH EQUIVALENTS - Beginning of Period	55,535	60,636

CASH AND CASH EQUIVALENTS - End of Period	$40,566	$40,531

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$3,955	$6,938
Cash paid for taxes, net of refunds	$191	$170

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

We are a global provider of cash access and data intelligence services and solutions to the gaming industry.  Our services and solutions provide gaming establishment patrons access to cash through a variety of methods, including automated teller machine (“ATM”) cash withdrawals, credit card cash access transactions, point-of-sale (“POS”) debit card transactions, check verification and warranty services and money transfers.  In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments.  We also sell and service cash access devices such as slot machine ticket redemption and jackpot kiosks to the gaming industry.

The Company also owns and operates a credit reporting agency for the gaming industry through a wholly-owned subsidiary, Central Credit, LLC (“Central Credit”), which provides credit-information services and credit-reporting history on gaming patrons to various gaming establishments. Central Credit operates in both international and domestic gaming markets.  The results of operations of Central Credit have been reflected in other revenues.

In May 2010, we completed the acquisition of Western Money Systems (“Western Money”), a manufacturer of redemption kiosk devices.  The results of operations of Western Money have been reflected in other revenues.

In November 2011, we acquired substantially all of the assets of MCA Processing LLC (“MCA”), a provider of ATM, debit card and credit card cash access services to gaming establishments and also a manufacturer, seller, licensor and servicer of redemption kiosk devices.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the full fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”).

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates

The Company has made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. The actual results may differ from these estimates. These accounting estimates incorporated into the Company’s consolidated financial statements include, but are not limited to:

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

2.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements presented for the three months ended March 31, 2012 and 2011 and as of March 31, 2012 and December 31, 2011 include the accounts of Holdings and its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Earnings Applicable to Common Stock

Basic earnings per share are calculated by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflect the effect of potential common stock resulting from equity grants.

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Weighted average number of common shares outstanding - basic(1)	65,134	63,952
Potential dilution from equity grants(2)	1,056	230

Weighted average number of common shares outstanding - diluted	66,190	64,182

(1)                 Included in the calculation of weighted average common shares outstanding — basic are 9,400 and 23,000 unvested shares of restricted common stock of Holdings granted in share-based payment transactions for the three months ended March 31, 2012 and 2011, respectively, that are participating securities because such shares have voting rights as well as the right to participate in dividend distributions made by the Company to its common stockholders.

(2)                 The potential dilution excludes the weighted average effect of stock options to acquire 6.3 million and 7.5 million shares of common stock of Holdings for the three months ended March 31, 2012 and 2011, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warranty Receivables

In the check services transactions provided by Central Credit, Central Credit warrants check cashing transactions performed at gaming establishments.  If a gaming establishment chooses to have a check warranted, it sends a request to a check warranty service provider asking whether it will warrant the check.  The gaming establishment then pays the patron the check amount and deposits the check.  If the check is dishonored by the patron’s bank, the gaming establishment invokes the warranty and the check warranty service provider purchases the check from the gaming establishment for the full check amount and then pursues collection activities on its own. All amounts paid out to the gaming establishment related to these items result in a warranty receivable from the patron.  This amount is recorded in other receivables, net on the condensed consolidated balance sheets.  On a monthly basis, Central Credit evaluates the collectability of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables.  The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the condensed consolidated statements of income.  The Company writes off substantially all warranty receivables that are generally older than one year in age.

A summary of the activity for the check warranty reserve for the three months ended March 31, 2012, is as follows (amounts in thousands):

Amount

Balance, December 31, 2011	$6,756

Warranty expense provision	1,211
Charge offs against reserve	(1,155)

Balance, March 31, 2012	$6,812

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

GCA uses the market approach when measuring the fair value of an asset or liability for recurring and nonrecurring fair value measurements categorized within Levels 1 and 2 of the fair value hierarchy.  Level 1 inputs are quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted market prices that are directly or indirectly observable for the asset or liability.  The market approach uses prices and other relevant information from market transactions involving identical or comparable assets or liabilities to measure fair value.  Level 3 inputs indicate that the fair value is determined using pricing inputs that are unobservable for the investment and include situations where there is little, if any, market activity for the investment.  Significant management estimates and judgment are used in the determination of the fair value of Level 3 pricing inputs.  The Company does not have any assets or liabilities categorized within Level 2 or 3 of the fair value hierarchy.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Interest Rate Cap

In conjunction with the terms and conditions of the New Senior Credit Facility, as described in footnote 6, GCA purchased a $150.0 million notional amount interest rate cap with an effective date of January 5, 2012 and a term of three years. GCA purchased this interest rate cap to partially reduce the Company’s exposure to increases in the LIBOR above 1.5% during the term of the interest rate cap with respect to its variable rate debt obligations under the New Senior Credit Facility and its obligations under the Contract Cash Solutions Agreement with Wells Fargo.  This interest rate cap is recorded in other assets in the balance sheet, and is marked-to-market based on a quoted market price with the effects offset in the income statement.

The following table presents the fair value and carrying value of GCA’s borrowings and interest rate cap (amounts in thousands):

	Level of Hierarchy	Fair Value	Carrying Value

March 31, 2012
New senior secured credit facility	1	$143,065	$142,000
Interest rate cap	1	$492	$492

December 31, 2011
New senior secured credit facility	1	$173,565	$174,000

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.              ATM FUNDING AGREEMENTS

The Company’s Contract Cash Solutions Agreement with Wells Fargo allows for the Company to utilize up to $400.0 million in funds owned by Wells Fargo to provide the currency needed for normal operating requirements for the Company’s ATMs. For the use of these funds, the Company pays Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. Pursuant to the Contract Cash Solutions Agreement, Wells Fargo has agreed to supply the Company with up to $50.0 million in excess of this limit for a calendar day up to four times per calendar year and subject to certain additional conditions and limitations, and in certain cases, upon approval, the Company can be supplied up to $475.0 million.

As of March 31, 2012 and December 31, 2011, the outstanding balances of ATM cash utilized by GCA from Wells Fargo were $412.2 million and $467.8 million, respectively.  For the three months ended March 31, 2012 and 2011, the cash usage fees incurred by the Company were $0.9 million and $0.6 million, respectively, and are reflected as interest expense within the condensed consolidated statements of income.

The Company is responsible for any losses of cash in the ATMs under its agreement with Wells Fargo.  The Company is self-insured related to this risk.  For the three months ended March 31, 2012 and 2011, the Company incurred no material losses related to this self-insurance.

Site Funded ATMs

The Company operates ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities in the accompanying consolidated balance sheets and was $79.7 million and $85.9 million as of March 31, 2012 and December 31, 2011, respectively.

4.              BENEFIT PLANS

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of award activity under the 2005 Plan as of March 31, 2012 and changes during the three months ended is as follows:

	Number of Common Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value
				(in thousands)

Balance outstanding - December 31, 2011	9,227,541	$6.87	6.9	$6,118

Granted	1,980,000
Exercised	(426,710)
Canceled or forfeited	(140,239)

Balance outstanding - March 31, 2012	10,640,592	$6.78	7.2	$23,724

Balance exercisable - March 31, 2012	6,050,683	$8.30	5.8	$11,221

The fair value of options was determined as of the date of grant using Black-Scholes option pricing model with the following weighted-average assumption in the period ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31,
	2012	2011

Risk-free interest rate	1.1%	2.5%
Expected life of options (in years)	6.3	6.3
Expected volatility	62.2%	62.9%
Expected dividend yield	0.0%	0.0%

As of March 31, 2012, there was $11.1 million in unrecognized compensation expense related to options expected to vest.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.3 years.  During the three months ended March 31, 2012, the Company granted options to acquire approximately 2.0 million shares of common stock, received $1.0 million in proceeds from the exercise of options and recorded $0.7 million in non-cash compensation expense related to options granted that are expected to vest.

As of March 31, 2011, there was $12.0 million in unrecognized compensation expense related to options expected to vest.  This cost was expected to be recognized on a straight-line basis over a weighted average period of 1.3 years.  During the three months ended March 31, 2011, the Company granted options to acquire approximately 1.9 million shares of common stock, received $0.1 million in proceeds from the exercise of options and recorded $1.6 million in non-cash compensation expense related to options granted that are expected to vest.

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of all non-vested awards for the Company’s time-based restricted stock awards as of March 31, 2012 is as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value
			(in thousands)

Balance outstanding - December 31, 2011	198,279	$2.20	$437

Granted	—		—
Vested	(42,226)		(94)
Forfeited	(2,710)		(6)

Balance outstanding - March 31, 2012	153,343	$2.20	$337

As of March 31, 2012, there was $0.4 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 0.9 years.  During the three months ended March 31, 2012, there were 42,226 shares of time-based restricted shares vested, and we recorded $0.1 million in non-cash compensation expense related to restricted stock granted that is expected to vest.

As of March 31, 2011, there was $1.0 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest.  This cost was expected to be recognized on a straight-line basis over a weighted average period of 0.9 years.  During the three months ended March 31, 2011, there were 61,508 shares of time-based restricted shares vested, and we recorded a reduction of $0.5 million in non-cash compensation expense related to the restricted stock granted that is expected to vest.

5.              COMMITMENTS AND CONTINGENCIES

Litigation Claims and Assessments

Automated Systems America, Inc.

On July 7, 2010, an action was commenced by Automated Systems America, Inc. in the United States District Court, Central District of California, against Holdings, GCA and certain current employees of GCA. The complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of certain patents owned by the Company and alleges antitrust violations of Section 2 of the Sherman Act, unfair competition violations under the Lanham Act and tortuous interference and defamation per se. The plaintiff seeks damages in excess of $2.0 million, punitive damages, and a trebling of damages associated with the allegations under Section 2 of the Sherman Act. On March 3, 2011, the Company filed a motion to dismiss this action. In February 2012, the District Court entered an order granting the Company’s motion to dismiss this action without prejudice, allowing the plaintiff to file a new complaint if it chooses to do so. The plaintiff subsequently filed an amended complaint alleging substantially similar claims to those contained in the original complaint. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action.

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.              BORROWINGS

As of December 31, 2010, we had total indebtedness of $208.8 million in principal amount (of which $127.8 million consisted of senior subordinated notes described below and $81.0 million consisted of senior secured debt under the Second Amended and Restated Credit Agreement described below, collectively referred to as the “Old Credit Facility”). On March 1, 2011, GCA, together with its sole stockholder, Holdings entered into a Credit Agreement (“the Credit Agreement”) with certain lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Wells Fargo Securities, LLC, as Syndication Agent. The Credit Agreement provides for a $210.0 million term loan facility and a $35.0 million revolving credit facility (the “New Senior Credit Facility”). The revolving credit facility includes provisions for the issuance of up to $10.0 million of letters of credit and up to $5.0 million in swingline loans. We used the proceeds from the New Senior Credit Facility to repay all outstanding indebtedness under our existing senior secured credit facility under the Second Amended and Restated Credit Agreement and to defease our senior subordinated notes.

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

Borrowings under the New Senior Credit Facility bear interest at either (x) a specified base rate plus a 4.50% margin, or (y) LIBOR plus a 5.50% margin.  The base rate minimum is 2.50% and the LIBOR minimum is 1.50%.  Interest in respect of base rate loans is payable quarterly in arrears and interest in respect of LIBOR loans is payable in arrears at the end of the applicable interest period and every three months in the case of interest periods in excess of three months. Interest is also payable at the time of repayment of any loans and at maturity.  As of March 31, 2012, we had $142.0 million of outstanding indebtedness under the New Senior Credit Facility, all of which is outstanding under the term loan facility.  The weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0%.  We also had no amounts outstanding under our letter of credit sub facility that is part of our revolving credit facility as of March 31, 2012.  The New Senior Credit Facility is unconditionally guaranteed by Holdings and each direct and indirect domestic subsidiary of GCA.  All amounts owing under the New Senior Credit Facility are secured by a first priority perfected security interest in all stock (but only 65% of the stock of foreign subsidiaries), other equity interests and promissory notes owned by GCA and a first priority perfected security interest in all other tangible and intangible assets owned by GCA and the guarantors.

The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults.  As of March 31, 2012, the Company is in compliance with the required covenants.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Second Amended and Restated Credit Agreement

On November 1, 2006, GCA and Holdings entered into the Second Amended and Restated Credit Agreement with certain lenders, Bank of America, N.A., as Administrative Agent and Wachovia Bank, N.A., as Syndication Agent.  The Second Amended and Restated Credit Agreement significantly amended and restated the terms of GCA’s existing senior secured credit facilities to provide for a $100.0 million term loan facility and a $100.0 million five-year revolving credit facility, with a $25.0 million letter of credit sublimit and a $5.0 million swing-line loan sublimit.

Borrowings under the Second Amended and Restated Credit Agreement bore interest at LIBOR plus an applicable margin, which was based on the Company’s Senior Leverage Ratio (as defined under the Second Amended and Restated Credit Agreement).  As of December 31, 2010, the applicable margin was 112.5 basis points and the effective rate of interest was 1.39%.  As of December 31, 2010, the balance of this financial instrument was $81.0 million with $0 under the revolving portion and $2.8 million in letters of credit issued and outstanding.

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

Interest on the Notes accrued based upon a 360-day year comprised of twelve 30-day months and was payable semiannually on March 15th and September 15th.  On October 31, 2005, $82.3 million or 35% of these Notes were redeemed at a price of 108.75% of face, out of the net proceeds from our initial public offering. GCA could have redeemed all or a portion of the Notes at redemption prices of 104.375%, on or after March 15, 2008, 102.19% on or after March 15, 2009, or 100.00% on or after March 15, 2011.  On May 3, 2010, GCA redeemed prior to their maturity $25.0 million in the aggregate principal amount of the Notes at a redemption price of 100% of the principal amount of such Notes.  As of December 31, 2010, the Company had $127.8 million in borrowings outstanding under the indenture governing the Notes.

On March 1, 2011 the Company defeased our obligations under the Senior Subordinated Notes.

7.              RELATED PARTY TRANSACTIONS

Michael Rumbolz, who serves as a member of our Board of Directors, also serves as a member of the board of directors of Affinity Gaming LLC (“Affinity Gaming”). The Company provides various cash access products and services to Affinity Gaming. Mr. Rumbolz receives both cash and equity compensation from Affinity Gaming in consideration for serving on the board of directors of Affinity Gaming, however, none of this consideration is tied in any manner to the Company’s performance or obligations under its cash access agreements with Affinity Gaming. In addition, Mr. Rumbolz was not involved in the negotiation of the Company’s cash access agreements with Affinity Gaming.

8.              INCOME TAXES

The Company’s effective income tax rate for the three months ended March 31, 2012 and 2011 was 36.4% and 45.8%, respectively. The higher effective tax rate for the three months ended March 31, 2011 was due primarily to the expiration of non-qualified stock options, combined with a greater impact from incentive stock options.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company accounts for uncertain tax positions in accordance with the applicable accounting guidance.  As of March 31, 2012, there has been no material change to the balance of unrecognized tax benefits reported at December 31, 2011.

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

The Company does not allocate depreciation and amortization expenses to the business segments.  Certain corporate overhead expenses have been allocated to the segments for identifiable items related to such segments or based on a reasonable methodology.

The Company’s business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

Major Customers

For the three months ended March 31, 2012, none of our customers had combined revenues from all segments equal to or exceeding 10.0%.  For the three months ended March 31, 2012 and 2011, our five largest customers accounted for approximately 31.3% and 29.8%, respectively, of our total revenue.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The tables below present the results of operations by operating segment for the three months ended March 31, 2012 and 2011, respectively (amounts in thousands):

	Cash		Check
	Advance	ATM	Services	Other	Corporate	Total

Three Months Ended March 31, 2012
Revenues	$58,361	$80,347	$6,516	$5,841	$—	$151,065
Operating income	15,847	8,956	3,413	3,111	(15,631)	15,696

Three Months Ended March 31, 2011
Revenues	$50,873	$71,191	$6,411	$5,914	$—	$134,389
Operating income	8,175	8,690	3,430	2,780	(13,770)	9,305

The table below presents total assets by operating segment as of March 31, 2012 and December 31, 2011, respectively (amounts in thousands):

	March 31, 2012	December 31, 2011

Cash Advance	$154,606	$164,515
ATM	96,209	98,418
Check services	34,261	37,231
Other	39,659	39,570
Corporate	170,847	189,333

Total Assets	$495,582	$529,067

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business which includes our business goals, certain trends, risks and challenges.  We then discuss our results of operations for the three months ended March 31, 2012 as compared to the same period for 2011, respectively. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity needs and off-balance sheet arrangements. We conclude with a discussion of critical accounting policies and their impact on our unaudited condensed consolidated financial statements.

You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2011 Annual Report on Form 10-K (our “2011 10-K”). When reviewing our MD&A, you should also refer to the description of our Critical Accounting Policies and Estimates in our 2011 10-K because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.”  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: the timing and the extent of a recovery in the gaming industry, if any; gaming establishment and patron preferences; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; inaccuracies in underlying operating assumptions; unanticipated expenses or capital needs; technological obsolescence; and employee turnover. In addition, our belief that our projected results of operations for calendar year 2012 will begin to improve are based on many assumptions, including, without limitation, the following: the anticipated, continued positive impact on our results of operations from the recent implementation of the Durbin Amendment in October 2011; the anticipated opening of several new casinos in 2012 in new gaming jurisdictions; and our belief that the overall gaming market in the United States, in general, has stabilized and may improve modestly in 2012. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized. Additional factors that could cause actual results to differ materially are included under the heading “Risk Factors.” These factors include, but are not limited to, those set forth in our press releases, reports and other filings made with the SEC. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of our 2011 10-K.

Overview

We are a global provider of innovative cash access and data intelligence services and solutions to the gaming industry. Our services and solutions provide gaming establishment patrons access to cash through a variety of methods, including Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point-of-sale (“POS”) debit card transactions, check verification and warranty services and money transfers. In addition, we also provide products and services that improve credit decision- making, automate cashier operations and enhance patron marketing activities for gaming establishments. We also sell and service cash access devices such as slot machine ticket redemption and jackpot kiosks to the gaming industry.

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

•

There is increasing governmental oversight related to the cost of transaction processing and related fees to the consumer. We expect the financial services and payments industries to respond to these legislative acts by changing other fees and costs, which may negatively impact our business in the future.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

The following table presents our unaudited condensed consolidated results of operations for the three months ended March 31, 2012 and 2011, respectively (dollars in thousands):

	Three Months Ended
	March 31, 2012		March 31, 2011		Mar-12 vs Mar-11
	$	%	$	%	$ Variance	% Var
Revenues
Cash advance	$58,361	38.6%	$50,873	37.9%	$7,488	15%
ATM	80,347	53.2%	71,191	53.0%	9,156	13%
Check services	6,516	4.3%	6,411	4.7%	105	2%
Other revenues	5,841	3.9%	5,914	4.4%	(73)	(1)%

Total revenues	151,065	100.0%	134,389	100.0%	16,676	12%

Cost of revenues (exclusive of depreciation and amortization)	113,815	75.3%	105,233	78.3%	8,582	8%
Operating expenses	17,488	11.6%	16,105	12.0%	1,383	9%
Amortization	2,321	1.5%	1,625	1.2%	696	43%
Depreciation	1,745	1.2%	2,121	1.6%	(376)	(18)%

Operating income	15,696	10.4%	9,305	6.9%	6,391	69%
Operating margin	10%		7%		3%

Interest expense, net of interest income	4,483	3.0%	5,147	3.8%	(664)	(13)%
Loss on early extinguishment of debt	—	0.0%	943	0.7%	(943)	(100)%

Net interest expense	4,483	3.0%	6,090	4.5%	(1,607)	(26)%

Income before income tax provision	11,213	7.4%	3,215	2.4%	7,998	249%
Income tax provision	4,085	2.7%	1,473	1.1%	2,612	177%

Net income	$7,128	4.7%	$1,742	1.3%	$5,386	309%

Other data (unaudited):
Aggregate dollar amount processed (in billions):
Cash advance	$1.2		$1.1		$0.1	9%
ATM	$3.5		$3.1		$0.4	13%
Check warranty	$0.3		$0.3		$—	0%
Number of transactions completed (in millions):
Cash advance	2.3		2.1		0.2	10%
ATM	19.3		17.7		1.6	9%
Check warranty	1.1		1.1		—	0%

Total Revenues

Total revenues for the three months ended March 31, 2012 were $151.1 million, an increase of $16.7 million, or 12%, as compared to the three months ended March 31, 2011.  This was primarily due to the revenues derived from the contracts acquired in the MCA asset acquisition and represented approximately 8% of the percentage increase for the three months ended March 31, 2012, as compared to the same period in the prior year.

Cash advance revenues for the three months ended March 31, 2012 were $58.4 million, an increase of $7.5 million, or 15%, as compared to the three months ended March 31, 2011.  This was primarily due to the revenues derived from the contracts acquired in the MCA asset acquisition and represented approximately 8% of the percentage increase for the three months ended March 31, 2012, as compared to the same period in the prior year.

ATM revenues for the three months ended March 31, 2012 were $80.3 million, an increase of $9.2 million, or 13%, as compared to the three months ended March 31, 2011.  This was primarily due to the revenues derived from the contracts acquired in the MCA asset acquisition and represented approximately 8% of the percentage increase for the three months ended March 31, 2012, as compared to the same period in the prior year.

Check services revenues for the three months ended March 31, 2012 were $6.5 million, an increase of $0.1 million, or 2%, as compared to the three months ended March 31, 2011.

Other revenues for the three months ended March 31, 2012 were $5.8 million, a decrease of $0.1 million, or 1%.

We provide our cash access products and related services almost exclusively to the gaming establishments for the purpose of enabling gaming patrons to access cash.  As a result, our business depends on consumer demand for gaming.  As discussed above, although there was growth in our base businesses, the primary driver of the increase in revenue was due to the MCA asset acquisition for the three months ended March 31, 2012, as compared to the same period of 2011.

Costs and Expenses

Costs of revenues (exclusive of depreciation and amortization) for the three months ended March 31, 2012 were $113.8 million, an increase of $8.6 million, or 8%, as compared to the three months ended March 31, 2011.  This increase was primarily due to the increase in revenues discussed previously; however, the other significant impact on our cost of revenues was a decrease in the interchange costs associated with the implementation of the Durbin amendment in October of 2011.

Operating expenses for the three months ended March 31, 2012 were $17.5 million, an increase of $1.4 million, or 9%, as compared to the three months ended March 31, 2011. The increase in operating expenses is primarily due to higher payroll and related costs of $0.7 million and other operating expenses such as: professional services fees, ATM, cash advance and check services related expenses and repairs and maintenance charges.

Depreciation and amortization expense for the three months ended March 31, 2012 was $4.1 million, an increase of $0.3 million, or 9%, as compared to the three months ended March 31, 2011. This was primarily due to an increase in amortization expenses associated with the MCA asset acquisition, partially offset by a decrease in depreciation related to fixed assets being fully depreciated.

Primarily as a result of the factors described above, operating income for the three months ended March 31, 2012 was $15.7 million, an increase of $6.4 million, or 69%, as compared to the three months ended March 31, 2011. The operating margin for the Company increased to 10% for the three months ended March 31, 2012 from 7% for the same period in 2011.

Interest expense, net, was $4.5 million for the three months ended March 31, 2012, a decrease of $1.6 million, or 26%, as compared to same period in 2011. This decrease was related to defeasance costs associated with the repayment of the senior subordinated notes in 2011 of approximately $0.8 million, the refinancing of the debt in March 2011 that generated a loss on the early extinguishment of debt of approximately $0.9 million and a reduction in interest charges due to the lower outstanding debt balance of approximately $0.4 million.  This decrease in interest expense was partially offset by higher interest charges related to the vault cash agreement and the larger outstanding balances from customer cash usage at gaming establishments of approximately $0.3 million and an interest charge associated with the change in fair value of the interest rate cap acquired during the quarter of approximately $0.4 million.

Non-recurring Interest-Related Costs Associated with the Refinancing of Debt in 2011 (in thousands)

Loss on the early extinguishment of debt	$943
Defeasance costs associated with the repayment of senior subordinated notes	838
$1,781

Income tax expense for the three months ended March 31, 2012 was $4.1 million, an increase of $2.6 million, or 177%, as compared to the three months ended March 31, 2011.  The increase in income tax expense for the three months ended March 31, 2012 was directly related to the increase in income from operations before income tax expense of $8.0 million, or 249%. The provision for income tax reflected an effective income tax rate of 36.4% for the three months ended March 31, 2012, as compared to 45.8% for the three months ended March 31, 2011.  The decrease in effective income tax rate for the three months ended March 31, 2012 was primarily due to a decrease in the expiration of non-qualified stock options, and a decrease in the non-cash compensation expense related to incentive stock options.

Primarily as a result of the foregoing, net income was $7.1 million, an increase of $5.4 million, or 309%, for the three months ended March 31, 2012, as compared to the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Information about our financial position as of March 31, 2012 and December 31, 2011 is presented below:

	March 31,	December 31,
	2012	2011

Balance sheet data (at end of period):

Cash and cash equivalents	$40,566	$55,535
Total assets	495,582	529,067
Total borrowings	142,000	174,000
Stockholders’ equity	169,372	159,858

Cash Resources

Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures. Cash and cash equivalents at March 31, 2012 included cash in non-U.S. jurisdictions of approximately $6.4 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions, and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in settlement receivables. As of March 31, 2012, approximately $73.2 million was due to us, and we received these funds in early April 2012.  As of March 31, 2012, we had approximately $124.7 million in settlement liabilities due to our customers for these settlement services that were paid in early April 2012.

Sources and Uses of Cash

The following table sets forth a summary of our cash flow activity for the three month period ended March 31, 2012 and 2011, respectively (in thousands), and should be read in conjunction with our unaudited condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2012	2011

Cash flow data:

Net cash provided by (used in) operating activities	$18,281	$(2,039)
Net cash used in investing activities	(1,545)	(1,905)
Net cash used in financing activities	(31,050)	(15,656)
Net effect of exchange rates on cash and cash equivalents	(655)	(505)

Net decrease in cash and cash equivalents	(14,969)	(20,105)

Cash and cash equivalents, beginning of period	55,535	60,636

Cash and cash equivalents, end of period	$40,566	$40,531

Net cash provided by operating activities was approximately $18.3 million for the three months ended March 31, 2012, while net cash used in operating activities was approximately $2.0 million for the three months ended March 31, 2011.  This was primarily due to an increase in net income of $5.4 million and the impact on cash from the change in operating assets and liabilities of $16.1 million.

Net cash used in investing activities was approximately $1.5 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively, a decrease of $0.4 million.  This decrease was primarily due to a reduction in restricted cash and cash equivalents of $0.3 million.

Net cash used in financing activities was approximately $31.1 million and $15.7 million for the three months ended March 31, 2012 and 2011, respectively, an increase of $15.4 million.  This increase was primarily due to additional principal payments on our existing credit facility for the three months ended March 31, 2012 as compared to the same period last year.

Deferred Tax Asset

At March 31, 2012, we had a net deferred income tax asset of $115.6 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004.  Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in pre-existing goodwill carried over from periods prior to the conversion.  Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.1%, this results in tax payments being approximately $18.9 million less than the annual provision for income taxes shown on the income statement for financial accounting purposes, or the amount of the annual provision, if less.  There is an expected aggregate of $133.9 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations.  We believe that it is more likely than not that we will be able to utilize our deferred tax asset.  However, the utilization of this tax asset is subject to many factors beyond our control including our earnings, a change of control of the Company and future estimations of earnings.

Other Liquidity Needs and Resources

In November 2010, we entered into a Contract Cash Solutions Agreement with Wells Fargo to supply us with currency needed for normal operating requirements of our domestic ATMs.  The maximum allowable average daily limit is $400.0 million, but Wells Fargo has agreed to allow us to exceed this amount by $50.0 million on a calendar day but not more than four times per calendar year and subject to certain additional conditions and limitations.  Under the terms of the Contract Cash Solutions Agreement, we paid a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by a contractually defined cash usage rate.  This cash usage rate is determined by an applicable LIBOR plus a mutually agreed upon margin.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases, subject to the interest rate cap purchased in January 2012.  On March 31, 2012, the currency supplied by Wells Fargo pursuant to the Contract Cash Solutions Agreement was $412.2 million.

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

Off-Balance Sheet Arrangements

Wells Fargo Contract Cash Solutions Agreement.  We obtain currency to meet the normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement with Wells Fargo.  Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable.  Because it is never an asset of ours, supplied cash is not reflected on our balance sheet.  At March 31, 2012, the total currency obtained from Wells Fargo pursuant to this agreement was $412.2 million.  Because Wells Fargo obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet.  The fees that we pay to Wells Fargo for cash usage pursuant to this agreement are reflected as interest expense in our financial statements.  Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

Letters of Credit.  On October 1, 2010, we entered into an Amended and Restated Sponsorship Agreement, pursuant to which Bank of America agreed to provide sponsorship services to GCA through November 12, 2010, which was subsequently extended through March 28, 2011. GCA agreed to maintain a letter of credit in the amount of $2.5 million for the benefit of Bank of America during the term of the Amended and Restated Sponsorship Agreement and for a period of nine months thereafter to secure GCA’s obligations under the Amended and Restated Sponsorship Agreement. The letter of credit expired on December 28, 2011. As of March 31, 2012, there were no amounts outstanding on the Bank of America letter of credit. As of March 31, 2012, there were no letters of credit outstanding under the New Senior Credit Facility.

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

There were no material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed on March 12, 2012.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. As of March 31, 2012, the currency supplied by Wells Fargo pursuant to this agreement was $412.2 million.  Based upon the average outstanding amount of currency to be supplied by Wells Fargo pursuant to this agreement during the three months ended March 31, 2012, which was $352.0 million, each 1% increase in the applicable LIBOR would have a $3.5 million impact on income before taxes over a 12-month period.  Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

Our New Senior Credit Facility bears interest at rates that can vary over time.  We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate or based on LIBOR.  We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities.  As of March 31, 2012, the weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0%.  Based upon the outstanding balance on the New Senior Credit Facility of $142.0 million on March 31, 2012, each 1% increase in the applicable LIBOR would have a $1.4 million impact on interest expense over a 12-month period.

In January 2012, we entered into a three year $150.0 million interest rate cap agreement pursuant to the terms and conditions of the New Senior Credit Facility, which partially mitigates our exposure to any increases to LIBOR to the extent LIBOR rises above 1.5% during the term of the interest rate cap agreement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of March 31, 2012 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

We believe the Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Automated Systems America, Inc.

On July 7, 2010, an action was commenced by Automated Systems America, Inc. in the United States District Court, Central District of California, against Holdings, GCA and certain current employees of GCA. The complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of certain patents owned by the Company and alleges antitrust violations of Section 2 of the Sherman Act, unfair competition violations under the Lanham Act and tortuous interference and defamation per se. The plaintiff seeks damages in excess of $2.0 million, punitive damages, and a trebling of damages associated with the allegations under Section 2 of the Sherman Act. On March 3, 2011, the Company filed a motion to dismiss this action. The Company maintains insurance that may provide for reimbursement of some of the expenses associated with this action. In February 2012, the District Court entered an order granting the Company’s motion to dismiss this action without prejudice, allowing the plaintiff to file a new complaint if it chooses to do so. The plaintiff subsequently filed an amended complaint alleging substantially similar claims to those contained in the original complaint. At this stage of the litigation, the Company is unable to make an evaluation of whether the likelihood of an unfavorable outcome is either probable or remote or the amount or range of potential loss; however, the Company believes it has meritorious defenses and will vigorously defend this action.

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

There are a number of factors that may affect the Company’s business and financial results or stock price.  A complete description of these factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to those factors in the three months ended March 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

							Maximum Approximate Dollar
					Total Number of Shares		Value of Shares that
	Total Number of		Average		Purchased as Part of		May Yet Be Purchased
	Shares		Share		Publicly Announced		Under the Plans or
	Withheld		Withheld		Plans or Programs		Programs

Rule 10b-18 Repurchases
1/1/12 – 1/31/12	—	(1)	—		—	(1)	$17,324,976	(4)
2/1/12 – 2/29/12	—	(1)	—		—	(1)	$17,324,976	(4)
3/1/12 – 3/31/12	—	(1)	—		—	(1)	$17,324,976	(4)

Sub-Total	—	(1)	—		—	(1)

Tax Withholdings
1/1/12 – 1/31/12	3,525	(2)	$4.65	(3)	3,525	(2)	$—	(4)
2/1/12 – 2/29/12	3,473	(2)	5.44	(3)	3,473	(2)	$—	(4)
3/1/12 – 3/31/12	3,254	(2)	6.02	(3)	3,254	(2)	$—	(4)

Sub-Total	10,252	(2)	5.35	(3)	10,252	(2)

Total	10,252		$5.35		10,252

(1)

For the three months ended March 31, 2012, there were no repurchases of common stock pursuant to the Rule 10b-18 share repurchases authorization that we publicly announced on February 16, 2010.  Our Board of Directors authorized the repurchase of up to $25.0 million worth of common stock.  The share buyback program does not obligate us to repurchase any specific number of shares and can be suspended or terminated at any time.

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

(4)

Represents the maximum approximate dollar value of shares of common stock available for repurchase pursuant to Rule 10b-18 share repurchase authorization at the end of the stated period.  As of March 31, 2012, the maximum dollar value of shares that may yet be purchased pursuant to the Rule 10b-18 share buyback program is $17.3 million.  However, there are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

ITEM 6. EXHIBITS

Exhibit No.	Description.

31.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 8, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 8, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 8, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 8, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 8, 2012	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)		(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
Chief Financial Officer
(For the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description.

31.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 8, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 8, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 8, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 8, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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