Form 10-Q
period 2012-06-30
Global Cash Access Holdings, Inc.
filed 2012-08-07
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of July 31, 2012 there were 65,872,553 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value)

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$39,961	$55,535
Restricted cash and cash equivalents	200	455
Settlement receivables	67,388	80,246
Other receivables, net	11,613	16,885
Inventory	7,924	7,087
Prepaid expenses and other assets	16,156	15,406
Property, equipment and leasehold improvements, net	14,882	15,577
Goodwill, net	180,118	180,122
Other intangible assets, net	35,504	38,216
Deferred income taxes, net	110,861	119,538

Total assets	$484,607	$529,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Settlement liabilities	$116,608	$141,827
Accounts payable	33,794	32,223
Accrued expenses	20,636	21,159
Borrowings	134,000	174,000

Total liabilities	305,038	369,209

COMMITMENTS AND CONTINGENCIES (Note 5)

Stockholders’ Equity:
Common stock, $0.001 par value, 500,000 shares authorized and 86,549 and 85,651 shares issued at June 30, 2012 and December 31, 2011, respectively	87	86
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at June 30, 2012 and December 31, 2011, respectively	-	-
Additional paid-in capital	210,428	204,735
Retained earnings	112,137	97,925
Accumulated other comprehensive income	2,268	2,340
Treasury stock, at cost, 20,705 and 20,686 shares at June 30, 2012 and December 31, 2011, respectively	(145,351)	(145,228)

Total stockholders’ equity	179,569	159,858

Total liabilities and stockholders’ equity	$484,607	$529,067

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues

Cash advance	$56,675	$50,250	$115,036	$101,123
ATM	76,603	71,214	156,950	142,405
Check services	6,605	6,924	13,121	13,335
Other revenues	7,582	6,664	13,423	12,578

Total revenues	147,465	135,052	298,530	269,441

Cost of revenues	108,378	105,714	222,193	210,947
Operating expenses	18,958	17,289	36,446	33,394
Amortization	2,346	2,695	4,667	4,320
Depreciation	1,820	2,212	3,564	4,333

Operating income	15,963	7,142	31,660	16,447

Interest expense, net of interest income	4,063	4,607	8,547	9,754
Loss on early extinguishment of debt	-	-	-	943

Interest expense, net	4,063	4,607	8,547	10,697

Income before income tax provision	11,900	2,535	23,113	5,750

Income tax provision	4,816	1,526	8,901	2,999

Net income	7,084	1,009	14,212	2,751

Foreign currency translation	(217)	7	(72)	28

Comprehensive income	$6,867	$1,016	$14,140	$2,779

Basic earnings per share:
Net income per share - basic	$0.11	$0.02	$0.22	$0.04

Diluted earnings per share:
Net income per share - diluted	$0.11	$0.02	$0.21	$0.04

Weighted average number of common shares outstanding:
Basic	65,774	63,969	65,470	63,961
Diluted	67,383	64,094	66,786	64,117

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,212	$2,751
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization of financing costs	710	633
Amortization of intangibles	4,667	4,320
Depreciation	3,564	4,333
Loss on sale or disposal of assets	177	-
Provision for bad debts	2,027	2,741
Loss on early extinguishment of debt	-	943
Stock-based compensation	2,109	3,336
Changes in operating assets and liabilities:
Settlement receivables	12,838	18,301
Other receivables, net	3,150	1,099
Inventory	(837)	(1,276)
Prepaid and other assets	(1,445)	(2,269)
Deferred income taxes	8,678	2,755
Settlement liabilities	(25,198)	(33,755)
Accounts payable	1,572	152
Accrued expenses	(455)	(6,105)

Net cash provided by (used in) operating activities	25,769	(2,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment, leasehold improvements and other intangibles	(5,001)	(4,065)
Changes in restricted cash and cash equivalents	255	-
Acquisitions, net of cash	-	(14)

Net cash used in investing activities	(4,746)	(4,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments against old credit facility	-	(208,750)
Securing of new credit facility	-	214,000
Issuance costs of new credit facility	-	(7,099)
Repayments against new credit facility	(40,000)	(27,000)
Proceeds from exercise of stock options	3,602	351
Purchase of treasury stock	(123)	(109)

Net cash used in financing activities	(36,521)	(28,607)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(76)	(653)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,574)	(35,380)

CASH AND CASH EQUIVALENTS - Beginning of Period	55,535	60,636

CASH AND CASH EQUIVALENTS - End of Period	$39,961	$25,256

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$5,821	$11,252
Cash paid for taxes, net of refunds	$201	$280

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

The Company owns and operates a credit reporting agency for the gaming industry through a wholly-owned subsidiary, Central Credit, LLC (“Central Credit”), which provides credit-information services and credit-reporting history on gaming patrons to various gaming establishments. Central Credit operates in both international and domestic gaming markets.  The results of operations of Central Credit have been reflected in other revenues.  The Company also owns Western Money Systems (“Western Money”), a manufacturer of redemption kiosk devices.  The results of operations of Western Money have been reflected in other revenues.

In November 2011, we acquired substantially all of the assets of MCA Processing LLC (“MCA”), a provider of ATM, debit card and credit card cash access services to gaming establishments and also a manufacturer, seller, licensor and servicer of redemption kiosk devices.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and six months ended June 30, 2012 are not necessarily indicative of results to be expected for the full fiscal year.

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

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated interim financial statements presented include the accounts of Holdings and its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Earnings Applicable to Common Stock

Basic earnings per share are calculated by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflect the dilutive effect of potential common stock resulting from equity grants.

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Weighted average number of common shares outstanding - basic(1)	65,774	63,969	65,470	63,961
Potential dilution from equity grants(2)	1,609	125	1,316	156

Weighted average number of common shares outstanding - diluted	67,383	64,094	66,786	64,117

(1)               Included in the calculation of weighted average common shares outstanding — basic are 39,557 and 40,775 and 5 and 18 unvested shares of restricted common stock of Holdings granted in share-based payment transactions for the three and six months ended June 30, 2012 and 2011, respectively, that are participating securities because such shares have voting rights as well as the right to participate in dividend distributions made by the Company to its common stockholders.

(2)               The potential dilution excludes the weighted average effect of stock options to acquire 5.6 million and 6.6 million and 8.5 million and 8.0 million shares of common stock of Holdings for the three and six months ended June 30, 2012 and 2011, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

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

A summary of the activity for the check warranty reserve for the six months ended June 30, 2012, is as follows (amounts in thousands):

Amount

Balance, December 31, 2011	$6,756

Warranty expense provision	1,949
Charge offs against reserve	(2,584)

Balance, June 30, 2012	$6,121

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

Interest Rate Cap

In conjunction with the terms and conditions of the New Senior Credit Facility, as described in Note 6, GCA purchased a $150.0 million notional amount interest rate cap with an effective date of January 5, 2012 and a term of three years. GCA purchased this interest rate cap to partially reduce the Company’s exposure to increases in the London Interbank Offer Rate (“LIBOR’) above 1.5% during the term of the interest rate cap with respect to its variable rate debt obligations under the New Senior Credit Facility and its obligations under the Contract Cash Solutions Agreement with Wells Fargo.  This interest rate cap is recorded in other assets in the balance sheet, and is marked-to-market based on a quoted market price with the effects offset in the income statement.

The following table presents the fair value and carrying value of GCA’s borrowings and interest rate cap (amounts in thousands):

	Level of Hierarchy	Fair Value	Carrying Value

June 30, 2012
New senior secured credit facility	1	$135,340	$134,000
Interest rate cap	1	$194	$194

December 31, 2011
New senior secured credit facility	1	$173,565	$174,000

Inventory

Inventory, which consists primarily of finished goods such as redemption kiosk devices, as well as work-in-progress and parts, is stated at lower of cost or market. The cost of inventory includes cost of materials, labor, overhead and freight. Inventory is accounted for using the average cost method.

Statement of Cash Flows Correction

Subsequent to the issuance of our Interim Quarterly report filed on Form 10-Q for the period ended June 30, 2011, we determined that our Unaudited Condensed Consolidated Statement of Cash Flows for this period should have reported a use of cash for the purchase of fixed assets, an investing activity, rather than a use of cash as inventory purchases, an operating activity. As a result, net cash used in operating activities and net cash used in investing activities in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 were adjusted from amounts previously reported, as indicated in the table below.

Management has determined that adjusting amounts previously reported for net cash used in operating activities and net cash used in investing activities in 2011 are not material corrections of the interim financial statements.  These amounts were presented correctly in our 2011 Annual Report on Form 10-K filed on March 12, 2012.

	Six months ended June 30, 2011
	As previously reported	As corrected

Operating activities:
Changes in inventory	$(4,008)	$(1,276)
Net cash used in operating activities	$(4,773)	$(2,041)

Investing activities:
Purchase of property, equipment, leasehold improvements and other intangibles	$(1,333)	$(4,065)
Net cash used in investing activities	$(1,347)	$(4,079)

3.              ATM FUNDING AGREEMENTS

The Company’s Contract Cash Solutions Agreement with Wells Fargo allows for the Company to utilize funds owned by Wells Fargo to provide the currency needed for normal operating requirements for the Company’s ATMs. For the use of these funds, the Company pays Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate.  Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable.  As the cash is never an asset of ours, supplied cash is not reflected on our balance sheet.

In June 2012, the Company and Wells Fargo amended the Contract Cash Solutions Agreement to increase the maximum amount of cash to be provided to GCA from $400.0 million to $500.0 million, and the initial term of the Contract Cash Solutions Agreement was extended from November 30, 2013 until November 30, 2014.

As of June 30, 2012 and December 31, 2011, the outstanding balances of ATM cash utilized by GCA from Wells Fargo were $394.0 million and $467.8 million, respectively.  For the three and six months ended June 30, 2012 and 2011, the cash usage fees incurred by the Company were $0.9 million and $1.8 million and $0.7 million and $1.3 million, respectively, and are reflected as interest expense within the condensed consolidated statements of income.

The Company is responsible for any losses of cash in the ATMs under its agreement with Wells Fargo.  The Company is self-insured related to this risk.  For the six months ended June 30, 2012 and 2011, the Company incurred no material losses related to this self-insurance.

Site Funded ATMs

The Company operates ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities in the accompanying consolidated balance sheets and was $72.1 million and $85.9 million as of June 30, 2012 and December 31, 2011, respectively.

4.              BENEFIT PLANS

In January 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”) to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of the Company’s business. The 2005 Plan is administered by the Board of Directors but may be administered by our Compensation Committee. The administrator of the 2005 Plan has the authority to select individuals who are to receive options or other equity incentive awards under the 2005 Plan and to specify the terms and conditions of grants of options or other equity incentive awards, the vesting provisions, the term and the exercise price.

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

A summary of stock option award activity under the 2005 Plan as of June 30, 2012 and changes during the six months ended is as follows:

	Number of Common Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value
				(in thousands)

Balance outstanding - December 31, 2011	9,227,541	$6.87	6.9	$6,118

Granted	2,260,000
Exercised	(812,704)
Canceled or forfeited	(194,455)

Balance outstanding - June 30, 2012	10,480,382	$6.82	7.1	$19,050

Balance exercisable - June 30, 2012	5,974,747	$8.21	5.7	$8,363

The fair value of options was determined as of the date of grant using Black-Scholes option pricing model with the following weighted-average assumption for the six months ended June 30, 2012 and 2011, respectively.

	Six Months Ended June 30,
	2012	2011

Risk-free interest rate	1.0%	2.5%
Expected life of options (in years)	6.3	6.3
Expected volatility	62.2%	62.9%
Expected dividend yield	0.0%	0.0%

As of June 30, 2012, there was $10.9 million in unrecognized compensation expense related to options expected to vest.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.1 years.  During the six months ended June 30, 2012, the Company granted options to acquire approximately 2.3 million shares of common stock, received $3.6 million in proceeds from the exercise of options and recorded $1.9 million in non-cash compensation expense related to options granted that are expected to vest.

As of June 30, 2011, there was $10.2 million in unrecognized compensation expense related to options expected to vest.  This cost was expected to be recognized on a straight-line basis over a weighted average period of 1.2 years.  During the six months ended June 30, 2011, the Company granted options to acquire approximately 2.0 million shares of common stock, received $0.4 million in proceeds from the exercise of options and recorded $3.6 million in non-cash compensation expense related to options granted that are expected to vest.

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

A summary of all non-vested awards for the Company’s time-based restricted stock awards as of June 30, 2012 is as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value
			(in thousands)

Balance outstanding - December 31, 2011	198,279	$2.20	$437

Granted	65,000		430
Vested	(84,954)		(189)
Forfeited	(2,206)		(3)

Balance outstanding - June 30, 2012	176,119	$3.83	$675

As of June 30, 2012, there was $0.6 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.0 year.  During the six months ended June 30, 2012, there were 84,954 shares of time-based restricted shares vested, and we recorded $0.2 million in non-cash compensation expense related to restricted stock granted that is expected to vest.

As of June 30, 2011, there was $0.8 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest.  This cost was expected to be recognized on a straight-line basis over a weighted average period of 0.7 years.  During the six months ended June 30, 2011, there were 135,321 shares of time-based restricted shares vested, and we recorded a $0.3 million in non-cash compensation expense related to the restricted stock granted that is expected to vest.

5.        COMMITMENTS AND CONTINGENCIES

Litigation Claims and Assessments

Automated Systems America, Inc.

On July 7, 2010, an action was commenced by Automated Systems America, Inc. in the United States District Court, Central District of California, against Holdings, GCA and certain current employees of GCA. The complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of certain patents owned by the Company and alleges antitrust violations of Section 2 of the Sherman Act, unfair competition violations under the Lanham Act and tortuous interference and defamation per se. The plaintiff seeks damages in excess of $2.0 million, punitive damages, and a trebling of damages associated with the allegations under Section 2 of the Sherman Act. On March 3, 2011, the Company filed a motion to dismiss this action. In February 2012, the District Court entered an order granting the Company’s motion to dismiss this action without prejudice, allowing the plaintiff to file a new complaint if it elected to do so. The plaintiff subsequently filed an amended complaint alleging substantially similar claims to those contained in the original complaint, and the Company has filed a motion to dismiss the amended complaint. The Company has not accrued any amounts related to this matter as the Company believes it has meritorious defenses and will vigorously defend this action.

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

6.              BORROWINGS

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

Borrowings under the New Senior Credit Facility bear interest at either (x) a specified base rate plus a 4.50% margin, or (y) LIBOR plus a 5.50% margin.  The base rate minimum is 2.50% and the LIBOR minimum is 1.50%.  Interest in respect of base rate loans is payable quarterly in arrears and interest in respect of LIBOR loans is payable in arrears at the end of the applicable interest period and every three months in the case of interest periods in excess of three months. Interest is also payable at the time of repayment of any loans and at maturity.  As of June 30, 2012, we had $134.0 million of outstanding indebtedness under the New Senior Credit Facility, all of which is outstanding under the term loan facility.  The weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0%.  We also had no amounts outstanding under our letter of credit sub facility that is part of our revolving credit facility as of June 30, 2012.  The New Senior Credit Facility is unconditionally guaranteed by Holdings and each direct and indirect domestic subsidiary of GCA.  All amounts owing under the New Senior Credit Facility are secured by a first priority perfected security interest in all stock (but only 65% of the stock of foreign subsidiaries), other equity interests and promissory notes owned by GCA and a first priority perfected security interest in all other tangible and intangible assets owned by GCA and the guarantors.

The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults.  As of June 30, 2012, the Company is in compliance with the required covenants.

7.              RELATED PARTY TRANSACTIONS

Michael Rumbolz, who serves as a member of our Board of Directors, also serves as a member of the board of directors of Affinity Gaming LLC (“Affinity Gaming”). The Company provides various cash access products and services to Affinity Gaming that are insignificant to the Company’s net income.  Mr. Rumbolz receives both cash and equity compensation from Affinity Gaming in consideration for serving on the board of directors of Affinity Gaming, however, none of this consideration is tied in any manner to the Company’s performance or obligations under its cash access agreements with Affinity Gaming. In addition, Mr. Rumbolz was not involved in the negotiation of the Company’s cash access agreements with Affinity Gaming.

8.              INCOME TAX

The Company’s effective income tax rate for the three and six months ended June 30, 2012 was 40.5% and 38.5% respectively, both of which were greater than the statutory federal rate of 35% due in part to state taxes and the non-deductible, non-cash compensation expenses related to incentive stock options.  The Company’s effective income tax rate for the three and six months ended June 30, 2011 was 60.2% and 52.2% respectively, both of which were greater than the statutory federal rate of 35% due in part to state taxes, the non-deductible, non-cash compensation expenses related to incentive stock options and the cancellation or forfeiture of non-qualified stock options.

The Company accounts for uncertain tax positions in accordance with the applicable accounting guidance.  As of June 30, 2012, there has been no material change to the balance of unrecognized tax benefits reported at December 31, 2011.

9.              SEGMENT INFORMATION

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group consists of the Chief Executive Officer, President and Chief Financial Officer. The operating segments are reviewed separately because each represents products or services that can be, and often are, marketed and sold separately to our customers.

The Company operates in three distinct business segments: (1) cash advance, (2) ATM and (3) check services. These segments are monitored separately by management for performance against its internal forecast and are consistent with the Company’s internal management reporting. Other lines of business, none of which exceed the quantitative thresholds for segment reporting, include Western Money, credit reporting services and Casino Marketing Services, among others.

The Company does not allocate depreciation and amortization expenses to the business segments.  Certain corporate overhead expenses have been allocated to the segments for identifiable items related to such segments or based on a reasonable methodology.

The Company’s business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

Major Customers

For the three and six months ended June 30, 2012, none of our customers had combined revenues from all segments equal to or exceeding 10.0%.  For the three and six months ended June 30, 2012 and 2011, our five largest customers accounted for approximately 31.9% and 31.5% and 28.5% and 29.1%, respectively, of our total revenue.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

The tables below present the results of operations by operating segment for the three and six months ended June 30, 2012 and 2011, respectively (amounts in thousands):

	Cash		Check
	Advance	ATM	Services	Other	Corporate	Total

Three Months Ended June 30, 2012
Revenues	$56,675	$76,603	$6,605	$7,582	$-	$147,465
Operating income	16,755	8,715	3,781	3,778	(17,066)	15,963

Three Months Ended June 30, 2011
Revenues	$50,250	$71,214	$6,924	$6,664	$-	$135,052
Operating income	7,412	9,807	4,160	2,855	(17,092)	7,142

Six Months Ended June 30, 2012
Revenues	$115,036	$156,950	$13,121	$13,423	$-	$298,530
Operating income	32,602	17,669	7,196	6,890	(32,697)	31,660

Six Months Ended June 30, 2011
Revenues	$101,123	$142,405	$13,335	$12,578	$-	$269,441
Operating income	15,587	18,498	7,589	5,636	(30,863)	16,447

The table below presents total assets by operating segment as of June 30, 2012 and December 31, 2011, respectively (amounts in thousands):

	June 30, 2012	December 31, 2011

Cash Advance	$151,804	$164,515
ATM	92,430	98,418
Check services	34,390	37,231
Other	39,941	39,570
Corporate	166,042	189,333

Total Assets	$484,607	$529,067

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business which includes our business goals, certain trends, risks and challenges.  We then discuss our results of operations for the three and six months ended June 30, 2012 as compared to the same period for 2011, respectively. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity needs and off-balance sheet arrangements. We conclude with a discussion of critical accounting policies and their impact on our unaudited condensed consolidated financial statements.

You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2011 Annual Report on Form 10-K (our “2011 10-K”). When reviewing our MD&A, you should also refer to the description of our Critical Accounting Policies and Estimates in our 2011 10-K because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.”  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: the timing and the extent of a recovery in the gaming industry, if any; gaming establishment and patron preferences; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; inaccuracies in underlying operating assumptions; unanticipated expenses or capital needs; technological obsolescence; and employee turnover. In addition, our belief that our results of operations for 2012 will be better than the results of operations for 2011 are based on many assumptions, including, without limitation, the following: the anticipated, continued positive impact on our results of operations from the recent implementation of the Durbin Amendment in October 2011; the anticipated opening of several new casinos in 2012 in new gaming jurisdictions; and our belief that the overall gaming market in the United States, in general, has stabilized and may continue to improve modestly in 2012. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized. Additional factors that could cause actual results to differ materially are included under the heading “Risk Factors.” These factors include, but are not limited to, those set forth in our press releases, reports and other filings made with the SEC. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of our 2011 10-K.

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

Trends

Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We have identified the more material positive and negative trends affecting our business as the following:

•

The gaming sector in the United States has experienced revenue declines over the past several years. In the latter part of 2011, the industry has appeared to show signs of stability and is expected to continue to show modest improvement for 2012.  Gaming activity continues to expand into more domestic and international markets.

•

We believe that the implementation of the Durbin Amendment in October 2011 and the Federal Reserve Board’s implementing rule that imposes caps on the amount of the debit card interchange fees and the second quarter 2012 implementation by the card associations of a reduction in the interchange fees paid by issuing banks on ATM transactions, will continue to have a material impact on our financial performance during 2012 due to the decrease in the amount of interchange expense that we will be required to pay on both PIN-based and signature-based debit card transactions and the decrease in revenue on our ATM transactions.

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

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

The following table presents our unaudited condensed consolidated results of operations for the three months ended June 30, 2012 and 2011, respectively (dollars in thousands):

	Three Months Ended
	June 30, 2012		June 30, 2011		Jun-12 vs Jun-11
	$	%	$	%	$ Variance	% Var
Revenues
Cash advance	$56,675	38.5%	$50,250	37.2%	$6,425	13%
ATM	76,603	51.9%	71,214	52.7%	5,389	8%
Check services	6,605	4.5%	6,924	5.1%	(319)	(5)%
Other revenues	7,582	5.1%	6,664	4.9%	918	14%

Total revenues	147,465	100.0%	135,052	100.0%	12,413	9%

Cost of revenues	108,378	73.5%	105,714	78.3%	2,664	3%
Operating expenses	18,958	12.9%	17,289	12.8%	1,669	10%
Amortization	2,346	1.6%	2,695	2.0%	(349)	(13)%
Depreciation	1,820	1.2%	2,212	1.6%	(392)	(18)%

Operating income	15,963	10.8%	7,142	5.3%	8,821	124%
Operating margin	11%		5%

Interest expense, net of interest income	4,063	2.7%	4,607	3.4%	(544)	(12)%
Loss on early extinguishment of debt	-	0.0%	-	0.0%	-	0%

Net interest expense	4,063	2.7%	4,607	3.4%	(544)	(12)%

Income before income tax provision	11,900	8.1%	2,535	1.9%	9,365	369%
Income tax provision	4,816	3.3%	1,526	1.1%	3,290	216%

Net income	$7,084	4.8%	$1,009	0.7%	$6,075	602%

Other data (unaudited):
Aggregate dollar amount processed (in billions):
Cash advance	$1.2		$1.1		$0.1	9%
ATM	$3.5		$3.1		$0.4	13%
Check warranty	$0.3		$0.3		$0.0	0%
Number of transactions completed (in millions):
Cash advance	2.3		2.1		0.2	10%
ATM	18.6		17.4		1.2	7%
Check warranty	1.1		1.1		0.0	0%

Total Revenues

Total revenues for the three months ended June 30, 2012 were $147.5 million, an increase of $12.4 million, or 9%, as compared to the same period in the prior year.   The primary driver of the increase in revenue was due to the MCA asset acquisition coupled with modest growth in our base business for the three months ended June 30, 2012, as compared to the same period of 2011.

Cash advance revenues for the three months ended June 30, 2012 were $56.7 million, an increase of $6.4 million, or 13%, as compared to the same period in the prior year.  This was primarily due to the revenues derived from the contracts acquired in the MCA asset acquisition coupled with modest growth in our base businesses.

ATM revenues for the three months ended June 30, 2012 were $76.6 million, an increase of $5.4 million, or 8%, as compared to the three months ended June 30, 2011.  The growth in the quarter was primarily due to the revenues derived from the contracts acquired in the MCA asset acquisition.  Excluding the contracts acquired in the MCA asset acquisition and the negative impact of a $2.1 million decrease in ATM revenue attributable to the recent reduction in ATM interchange reimbursement rates that were implemented by various card associations in the second quarter 2012, ATM revenues for the three months ended June 30, 2012 were consistent with the same period in the prior year.

Check services revenues for the three months ended June 30, 2012 were $6.6 million, a decrease of $0.3 million, or 5%, as compared to the three months ended June 30, 2011.

Other revenues for the three months ended June 30, 2012 were $7.6 million, an increase of $0.9 million, or 14%.  This was primarily due to the sales of redemption devices by Western Money.

We provide our cash access products and related services almost exclusively to the gaming establishments for the purpose of enabling gaming patrons to access cash.  As a result, our business depends on consumer demand for gaming.

Costs and Expenses

Costs of revenues for the three months ended June 30, 2012 were $108.4 million, an increase of $2.7 million, or 3%, as compared to the three months ended June 30, 2011.  This increase was primarily due to the increase in revenues discussed previously; however, the other significant impact on our cost of revenues was a decrease in the interchange costs associated with the implementation of the Durbin Amendment in October of 2011.

Operating expenses for the three months ended June 30, 2012 were $19.0 million, an increase of $1.7 million, or 10%, as compared to the three months ended June 30, 2011. The increase in operating expenses is primarily due to higher ATM related expenses related to the portfolio of ATM devices acquired from MCA, payroll and related costs, franchise taxes, travel and related costs, repairs and maintenance charges and loss on sales of assets; partially offset by a reduction in stock-based compensation of $0.9 million.  For 2012, the current run-rate for operating expenses is consistent factoring in the one-time charges that occurred during the three months ended June 30, 2012 as compared to the three months ended March 31, 2012.

Depreciation and amortization expenses for the three months ended June 30, 2012 were $4.2 million, a decrease of $0.7 million, or 15%, as compared to the three months ended June 30, 2011. This was primarily due to a decrease in depreciation related to certain fixed assets being fully depreciated.

Primarily as a result of the factors described above, operating income for the three months ended June 30, 2012 was $16.0 million, an increase of $8.8 million, or 124%, as compared to the three months ended June 30, 2011. The operating margin for the Company increased to 11% for the three months ended June 30, 2012 from 5% for the same period in 2011.

Interest expense, net, was $4.1 million for the three months ended June 30, 2012, a decrease of $0.5 million, or 12%, as compared to same period in 2011. This decrease was related to a $1.1 million reduction in interest charges due to the lower outstanding debt balance.  This decrease in interest expense was partially offset by a $0.2 million increase in interest charges related to a higher average outstanding balance on the vault cash supplied by Wells Fargo and a slightly higher average cash usage rate and an interest charge associated with the change in fair value of the interest rate cap acquired during the quarter of approximately $0.3 million.

Income tax expense for the three months ended June 30, 2012 was $4.8 million, an increase of $3.3 million, as compared to the three months ended June 30, 2011.  The increase in income tax expense for the three months ended June 30, 2012 was directly related to the increase in income from operations before income tax expense of $9.4 million. The provision for income tax reflected an effective income tax rate of 40.5% for the three months ended June 30, 2012, which was greater than the statutory federal rate of 35% due in part to state taxes and the non-deductible, non-cash compensation expenses related to incentive stock options. The provision for income tax reflected an effective income tax rate of 60.2% for the three months ended June 30, 2011, which was greater than the statutory federal rate of 35% due in part to state taxes, the non-deductible, non-cash compensation expenses related to incentive stock options and the cancellation or forfeiture of non-qualified stock options.

Primarily as a result of the foregoing, net income was $7.1 million, an increase of $6.1 million, or 602%, for the three months ended June 30, 2012, as compared to the same period in 2011.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

The following table presents our unaudited condensed consolidated results of operations for the six months ended June 30, 2012 and 2011, respectively (dollars in thousands):

	Six Months Ended
	June 30, 2012		June 30, 2011		Jun-12 vs Jun-11
	$	%	$	%	$ Variance	% Var
Revenues
Cash advance	$115,036	38.5%	$101,123	37.5%	$13,913	14%
ATM	156,950	52.6%	142,405	52.9%	14,545	10%
Check services	13,121	4.4%	13,335	4.9%	(214)	(2)%
Other revenues	13,423	4.5%	12,578	4.7%	845	7%

Total revenues	298,530	100.0%	269,441	100.0%	29,089	11%

Cost of revenues	222,193	74.4%	210,947	78.3%	11,246	5%
Operating expenses	36,446	12.2%	33,394	12.4%	3,052	9%
Amortization	4,667	1.6%	4,320	1.6%	347	8%
Depreciation	3,564	1.2%	4,333	1.6%	(769)	(18)%

Operating income	31,660	10.6%	16,447	6.1%	15,213	92%
Operating margin	11%		6%

Interest expense, net of interest income	8,547	2.9%	9,754	3.6%	(1,207)	(12)%
Loss on early extinguishment of debt	-	0.0%	943	0.4%	(943)	(100)%

Net interest expense	8,547	2.9%	10,697	4.0%	(2,150)	(20)%

Income before income tax provision	23,113	7.7%	5,750	2.1%	17,363	302%
Income tax provision	8,901	3.0%	2,999	1.1%	5,902	197%

Net income	$14,212	4.7%	$2,751	1.0%	$11,461	417%

Other data (unaudited):
Aggregate dollar amount processed (in billions):
Cash advance	$2.4		$2.1		$0.3	14%
ATM	$7.0		$6.2		$0.8	13%
Check warranty	$0.6		$0.6		$0.0	0%
Number of transactions completed (in millions):
Cash advance	4.6		4.2		0.4	10%
ATM	37.9		35.0		2.9	8%
Check warranty	2.2		2.2		0.0	0%

Total Revenues

Total revenues for the six months ended June 30, 2012 were $298.5 million, an increase of $29.1 million, or 11%, as compared to the same period in the prior year.  The primary driver of the increase in revenue was due to the MCA asset acquisition coupled with modest growth in our base business for the six months ended June 30, 2012, as compared to the same period of 2011.

Cash advance revenues for the six months ended June 30, 2012 were $115.0 million, an increase of $13.9 million, or 14%, as compared to the six months ended June 30, 2011.  This was primarily due to the revenues derived from the contracts acquired in the MCA asset acquisition coupled with modest growth in our base business.

ATM revenues for the six months ended June 30, 2012 were $157.0 million, an increase of $14.5 million, or 10%, as compared to the six months ended June 30, 2011.  The growth in the quarter was primarily due to the revenues derived from the contracts acquired in the MCA asset acquisition.  Excluding the contracts acquired in the MCA asset acquisition and the negative impact of a $2.1 million decrease in ATM revenue attributable to the recent reduction in ATM interchange reimbursement rates that were implemented by various card associations in the second quarter 2012, ATM revenues for the six months ended June 30, 2012 modestly increased as compared to same period in the prior year.

Check services revenues for the six months ended June 30, 2012 were $13.1 million, a decrease of $0.2 million, or 2%, as compared to the six months ended June 30, 2011.

Other revenues for the six months ended June 30, 2012 were $13.4 million, an increase of $0.8 million, or 7%.  This was primarily due to the sales of redemption devices by Western Money.

We provide our cash access products and related services almost exclusively to the gaming establishments for the purpose of enabling gaming patrons to access cash.  As a result, our business depends on consumer demand for gaming.

Costs and Expenses

Costs of revenues for the six months ended June 30, 2012 were $222.2 million, an increase of $11.2 million, or 5%, as compared to the six months ended June 30, 2011.  This increase was primarily due to the additional revenues discussed previously; however, the other significant impact on our cost of revenues was a decrease in the interchange costs associated with the implementation of the Durbin Amendment in October of 2011.

Operating expenses for the six months ended June 30, 2012 were $36.4 million, an increase of $3.1 million, or 9%, as compared to the six months ended June 30, 2011. The increase in operating expenses was primarily due to higher ATM related expenses associated with the portfolio of ATM devices acquired from MCA, payroll and related costs franchise taxes, travel and related costs, repairs and maintenance charges and loss on sales of assets; partially offset by a reduction in stock-based compensation of $1.2 million.

Depreciation and amortization expenses for the six months ended June 30, 2012 were $8.2 million, a decrease of $0.4 million, or 5%, as compared to the six months ended June 30, 2011. This was primarily due to a decrease in depreciation related to certain fixed assets being fully depreciated, partially offset by an increase in amortization expenses associated with the MCA asset acquisition.

Primarily as a result of the factors described above, operating income for the six months ended June 30, 2012 was $31.7 million, an increase of $15.2 million, or 92%, as compared to the six months ended June 30, 2011. The operating margin for the Company increased to 11% for the six months ended June 30, 2012 from 6% for the same period in 2011.

Interest expense, net, was $8.5 million for the six months ended June 30, 2012, a decrease of $2.2 million, or 20%, as compared to same period in 2011. The 2011 six month figures included approximately $1.8 million that was associated with the debt refinancing in March of 2011 and the remaining savings in 2012 came from a $1.5 million reduction in interest charges due to the lower outstanding debt balance.  This decrease in interest expense was partially offset by a $0.5 million increase in interest charges related to a higher average outstanding balance on the vault cash supplied by Wells Fargo and a slightly higher average cash usage rate and an interest charge associated with the change in fair value of the interest rate cap acquired during the six month period of approximately $0.7 million.

Non-recurring Interest-Related Costs Associated with the Refinancing of Debt in 2011 (in thousands):

Loss on the early extinguishment of debt	$943
Defeasance costs associated with the repayment of senior subordinated notes	838
$1,781

Income tax expense for the six months ended June 30, 2012 was $8.9 million, an increase of $5.9 million, as compared to the six months ended June 30, 2011.  The increase in income tax expense for the six months ended June 30, 2012 was directly related to the increase in income from operations before income tax expense of $17.4 million. The provision for income tax reflected an effective income tax rate of 38.5% for the six months ended June 30, 2012, which was greater than the statutory federal rate of 35% due in part to state taxes and the non-deductible, non-cash compensation expenses related to incentive stock options. The provision for income tax reflected an effective income tax rate of 52.2% for the six months ended June 30, 2011, which was greater than the statutory federal rate of 35% due in part to state taxes, the non-deductible, non-cash compensation expenses related to incentive stock options and the cancellation or forfeiture of non-qualified stock options.

Primarily as a result of the foregoing, net income was $14.2 million, an increase of $11.5 million, or 417%, for the six months ended June 30, 2012, as compared to the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Information about our financial position as of June 30, 2012 and December 31, 2011 is presented below:

	June 30,	December 31,
	2012	2011

Balance sheet data (at end of period):

Cash and cash equivalents	$39,961	$55,535
Total assets	484,607	529,067
Total borrowings	134,000	174,000
Stockholders’ equity	179,569	159,858

Cash Resources

Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures. Cash and cash equivalents at June 30, 2012 included cash in non-U.S. jurisdictions of approximately $5.6 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside but may be subject to taxation in the U.S. upon repatriation.

We provide cash access and related services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions, and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in settlement receivables. As of June 30, 2012, approximately $67.4 million was due to us, and we received these funds in early July 2012.  As of June 30, 2012, we had approximately $116.6 million in settlement liabilities due to our customers for these cash access services that were paid in early July 2012.

Sources and Uses of Cash

The following table sets forth a summary of our cash flow activity for the six months ended June 30, 2012 and 2011, respectively (in thousands), and should be read in conjunction with our unaudited condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2012	2011

Cash flow data:

Net cash provided by (used in) operating activities	$25,769	$(2,041)
Net cash used in investing activities	(4,746)	(4,079)
Net cash used in financing activities	(36,521)	(28,607)
Net effect of exchange rates on cash and cash equivalents	(76)	(653)

Net decrease in cash and cash equivalents	(15,574)	(35,380)

Cash and cash equivalents, beginning of period	55,535	60,636

Cash and cash equivalents, end of period	$39,961	$25,256

Net cash provided by operating activities was approximately $25.8 million for the six months ended June 30, 2012, while net cash used in operating activities was approximately $2.0 million for the six months ended June 30, 2011.  This was primarily due to an increase in net income of $11.5 million and the impact from the change in operating assets and liabilities of $19.4 million.

Net cash used in investing activities was approximately $4.7 million and $4.1 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $0.7 million.  This was primarily due to additional capital expenditures of approximately $0.9 million, partially offset by a reduction in restricted cash and cash equivalents of $0.2 million.

Net cash used in financing activities was approximately $36.5 million and $28.6 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $7.9 million.  This was primarily due to additional principal payments on our existing credit facility.

Deferred Tax Asset

At June 30, 2012, we had a net deferred income tax asset of $110.9 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004.  Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in pre-existing goodwill carried over from periods prior to the conversion.  Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.1%, this results in tax payments being approximately $18.9 million less than the annual provision for income taxes shown on the income statement for financial accounting purposes, or the amount of the annual provision, if less.  There is an expected aggregate of $129.2 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations.  We believe that it is more likely than not that we will be able to utilize our deferred tax asset.  However, the utilization of this tax asset is subject to many factors beyond our control including our earnings, a change of control of the Company and future estimations of earnings.

Other Liquidity Needs and Resources

The Company’s Contract Cash Solutions Agreement with Wells Fargo allows for the Company to utilize funds owned by Wells Fargo to provide the currency needed for normal operating requirements for the Company’s ATMs. For the use of these funds, the Company pays Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate.  Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable.  As the cash is never an asset of ours, supplied cash is not reflected on our balance sheet.

In June 2012, the Company and Wells Fargo amended the Contract Cash Solutions Agreement to increase the maximum amount of cash to be provided to GCA from $400.0 million to $500.0 million, and the initial term of the Contract Cash Solutions Agreement was extended from November 30, 2013 until November 30, 2014.

As of June 30, 2012 and December 31, 2011, the outstanding balances of ATM cash utilized by GCA from Wells Fargo were $394.0 million and $467.8 million, respectively.

Under the terms of the Contract Cash Solutions Agreement, we paid a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by a contractually defined cash usage rate.  This cash usage rate is determined by an applicable LIBOR plus a mutually agreed upon margin.

We are exposed to interest rate risk to the extent that the applicable LIBOR increases, subject to the interest rate cap purchased in January 2012.

For the three and six months ended June 30, 2012 and 2011, the cash usage fees incurred by the Company were $0.9 million and $1.8 million and $0.7 million and $1.3 million, respectively, and are reflected as interest expense within the condensed consolidated statements of income.

The Company is responsible for any losses of cash in the ATMs under its agreement with Wells Fargo.  The Company is self-insured related to this risk.  For the six months ended June 30, 2012 and 2011, the Company incurred no material losses related to this self-insurance.

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

Off-Balance Sheet Arrangements

Wells Fargo Contract Cash Solutions Agreement.  We obtain currency to meet the normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement with Wells Fargo.  Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable.  Because it is never an asset of ours, supplied cash is not reflected on our balance sheet.  At June 30, 2012, the total currency obtained from Wells Fargo pursuant to this agreement was $394.0 million.  Because Wells Fargo obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet.  The fees that we pay to Wells Fargo for cash usage pursuant to this agreement are reflected as interest expense in our financial statements.  Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. As of June 30, 2012, the currency supplied by Wells Fargo pursuant to this agreement was $394.0 million.

Based upon the average outstanding amount of currency to be supplied by Wells Fargo pursuant to this agreement during the three months ended June 30, 2012, which was $368.4 million, each 1% increase in the applicable LIBOR would have a $3.7 million impact on income before taxes over a 12-month period.  Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

Our New Senior Credit Facility bears interest at rates that can vary over time.  We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate or based on LIBOR.  We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities.  As of June 30, 2012, the weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0%.  Based upon the outstanding balance on the New Senior Credit Facility of $134.0 million on June 30, 2012, each 1% increase in the applicable LIBOR would have a $1.3 million impact on interest expense over a 12-month period.

In January 2012, we entered into a three year $150.0 million interest rate cap agreement pursuant to the terms and conditions of the New Senior Credit Facility, which partially mitigates our exposure to any increases to LIBOR to the extent LIBOR rises above 1.5% during the term of the interest rate cap agreement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of June 30, 2012 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

We believe the Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Automated Systems America, Inc.

On July 7, 2010, an action was commenced by Automated Systems America, Inc. in the United States District Court, Central District of California, against Holdings, GCA and certain current employees of GCA. The complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of certain patents owned by the Company and alleges antitrust violations of Section 2 of the Sherman Act, unfair competition violations under the Lanham Act and tortuous interference and defamation per se. The plaintiff seeks damages in excess of $2.0 million, punitive damages, and a trebling of damages associated with the allegations under Section 2 of the Sherman Act. On March 3, 2011, the Company filed a motion to dismiss this action. The Company maintains insurance that may provide for reimbursement of some of the expenses associated with this action. In February 2012, the District Court entered an order granting the Company’s motion to dismiss this action without prejudice, allowing the plaintiff to file a new complaint if it elected to do so. The plaintiff subsequently filed an amended complaint alleging substantially similar claims to those contained in the original complaint, and the Company has filed a motion to dismiss the amended complaint.  The Company has not accrued any amounts related to this matter as the Company believes it has meritorious defenses and will vigorously defend this action.

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

There are a number of factors that may affect the Company’s business and financial results or stock price.  A complete description of these factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to those factors in the six months ended June 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

							Maximum
							Approximate Dollar
					Total Number of Shares		Value of Shares that
	Total Number of		Average		Purchased as Part of		May Yet Be Purchased
	Shares		Share		Publicly Announced		Under the Plans or
	Withheld		Withheld		Plans or Programs		Programs

Rule 10b-18 Repurchases
4/1/12 – 4/30/12	-	(1)	-		-	(1)	$17,324,976	(4)
5/1/12 – 5/31/12	-	(1)	-		-	(1)	$17,324,976	(4)
6/1/12 – 6/30/12	-	(1)	-		-	(1)	$17,324,976	(4)

Sub-Total	-	(1)	-		-	(1)

Tax Withholdings
4/1/12 – 4/30/12	3,082	(2)	$7.79	(3)	3,082	(2)	$-	(4)
5/1/12 – 5/31/12	3,063	(2)	7.88	(3)	3,063	(2)	$-	(4)
6/1/12 – 6/30/12	2,775	(2)	7.06	(3)	2,775	(2)	$-	(4)

Sub-Total	8,920	(2)	7.59	(3)	8,920	(2)

Total	8,920		$7.59		8,920

(1)

For the six months ended June 30, 2012, there were no repurchases of common stock pursuant to the Rule 10b-18 share repurchases authorization that we publicly announced on February 16, 2010.  Our Board of Directors authorized the repurchase of up to $25.0 million worth of common stock.  The share buyback program does not obligate us to repurchase any specific number of shares and can be suspended or terminated at any time.

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

(4)

Represents the maximum approximate dollar value of shares of common stock available for repurchase pursuant to Rule 10b-18 share repurchase authorization at the end of the stated period.  As of June 30, 2012, the maximum dollar value of shares that may yet be purchased pursuant to the Rule 10b-18 share buyback program is $17.3 million.  However, there are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

ITEM 6. EXHIBITS

Exhibit No.	Description.

10.1*	Employment Agreement with David Lopez, effective June 11, 2012.

10.2*	Stock Option Agreement.

10.3*	Restricted Stock Agreement.

31.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 7, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 7, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 7, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 7, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 7, 2012	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)		(Registrant)

	By:	/s/ Mary E. Higgins
Mary E. Higgins
Chief Financial Officer
(For the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description.

10.1*	Employment Agreement with David Lopez, effective June 11, 2012.

10.2*	Stock Option Agreement.

10.3*	Restricted Stock Agreement.

31.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 7, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 7, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 7, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 7, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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