Form 10-Q
period 2012-09-30
Global Cash Access Holdings, Inc.
filed 2012-11-07
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of October 29, 2012 there were 66,596,777 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value)

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$46,940	$55,535
Restricted cash and cash equivalents	200	455
Settlement receivables	113,989	80,246
Other receivables, net	10,076	16,885
Inventory	7,266	7,087
Prepaid expenses and other assets	16,564	15,406
Property, equipment and leasehold improvements, net	14,357	15,577
Goodwill, net	180,152	180,122
Other intangible assets, net	33,327	38,216
Deferred income taxes, net	106,484	119,538

Total assets	$529,355	$529,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Settlement liabilities	$158,438	$141,827
Accounts payable	34,809	32,223
Accrued expenses	18,608	21,159
Borrowings	126,500	174,000

Total liabilities	338,355	369,209

COMMITMENTS AND CONTINGENCIES (Note 5)

Stockholders’ Equity:
Common stock, $0.001 par value, 500,000 shares authorized and 87,375 and 85,651 shares issued at September 30, 2012 and December 31, 2011, respectively	87	86
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at September 30, 2012 and December 31, 2011, respectively	-	-
Additional paid-in capital	214,612	204,735
Retained earnings	119,216	97,925
Accumulated other comprehensive income	2,504	2,340
Treasury stock, at cost, 20,714 and 20,686 shares at September 30, 2012 and December 31, 2011, respectively	(145,419)	(145,228)

Total stockholders’ equity	191,000	159,858

Total liabilities and stockholders’ equity	$529,355	$529,067

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues

Cash advance	$57,520	$50,913	$172,557	$152,036
ATM	76,411	71,044	233,361	213,450
Check services	6,611	6,479	19,731	19,813
Other revenues	9,282	8,452	22,705	21,031

Total revenues	149,824	136,888	448,354	406,330

Cost of revenues	111,373	106,953	333,566	317,900
Operating expenses	19,463	18,529	55,910	51,922
Amortization	2,650	1,929	7,317	6,250
Depreciation	1,695	1,867	5,260	6,201

Operating income	14,643	7,610	46,301	24,057

Interest expense, net of interest income	3,586	4,414	12,133	14,167
Loss on early extinguishment of debt	-	-	-	943

Interest expense, net	3,586	4,414	12,133	15,110

Income before income tax provision	11,057	3,196	34,168	8,947

Income tax provision	3,977	1,356	12,878	4,356

Net income	7,080	1,840	21,290	4,591

Foreign currency translation	236	(218)	164	(191)

Comprehensive income	$7,316	$1,622	$21,454	$4,400

Basic earnings per share:
Net income per share - basic	$0.11	$0.03	$0.32	$0.07

Diluted earnings per share:
Net income per share - diluted	$0.10	$0.03	$0.32	$0.07

Weighted average number of common shares outstanding:
Basic	66,108	64,712	65,673	64,597
Diluted	67,601	64,751	67,031	64,708

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,290	$4,591
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of financing costs	1,081	988
Amortization of intangibles	7,317	6,250
Depreciation	5,260	6,201
Loss on sale or disposal of assets	112	216
Provision for bad debts	2,586	4,016
Loss on early extinguishment of debt	-	943
Stock-based compensation	3,951	5,238
Changes in operating assets and liabilities:
Settlement receivables	(33,676)	10,266
Other receivables, net	5,682	(829)
Inventory	(6)	(2,575)
Prepaid and other assets	(1,329)	(3,477)
Deferred income taxes	12,556	4,092
Settlement liabilities	16,509	(12,221)
Accounts payable	2,582	505
Accrued expenses	(2,496)	(4,030)

Net cash provided by operating activities	41,419	20,174

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment, leasehold improvements and other intangibles	(7,353)	(6,227)
Proceeds from sale of fixed assets	448	-
Changes in restricted cash and cash equivalents	255	(14)

Net cash used in investing activities	(6,650)	(6,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments against old credit facility	-	(208,750)
Securing of new credit facility	-	214,000
Issuance costs of new credit facility	(676)	(7,099)
Repayments against new credit facility	(47,500)	(35,000)
Proceeds from exercise of stock options	5,946	591
Purchase of treasury stock	(191)	(156)

Net cash used in financing activities	(42,421)	(36,414)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(943)	191

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,595)	(22,290)

CASH AND CASH EQUIVALENTS - Beginning of Period	55,535	60,636

CASH AND CASH EQUIVALENTS - End of Period	$46,940	$38,346

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$11,402	$15,202
Cash paid for taxes, net of refunds	$267	$336

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the full fiscal year.

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

The weighted-average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Weighted average number of common shares outstanding - basic(1)	66,108	64,712	65,673	64,597
Potential dilution from equity grants(2)	1,493	39	1,358	111

Weighted average number of common shares outstanding - diluted	67,601	64,751	67,031	64,708

(1)         Included in the calculation of weighted average common shares outstanding — basic are 70 and 40 and 16 and 44 unvested shares of restricted common stock of Holdings granted in share-based payment transactions for the three and nine months ended September 30, 2012 and 2011, respectively, that are participating securities because such shares have voting rights as well as the right to participate in dividend distributions made by the Company to its common stockholders.

(2)         The potential dilution excludes the weighted average effect of stock options to acquire 5.5 million and 6.9 million and 9.0 million and 8.2 million shares of common stock of Holdings for the three and nine months ended September 30, 2012 and 2011, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

Warranty Receivables

In the check services transactions provided by Central Credit, Central Credit warrants check cashing transactions performed at gaming establishments.  If a gaming establishment chooses to have a check warranted, it sends a request to a check warranty service provider asking whether it will warrant the check.  Upon approval, the gaming establishment then pays the patron the check amount and deposits the check.  If the check is dishonored by the patron’s bank, the gaming establishment invokes the warranty and the check warranty service provider purchases the check from the gaming establishment for the full check amount and then pursues collection activities on its own. All amounts paid out to the gaming establishment related to these items result in a warranty receivable from the patron.  This amount is recorded in other receivables, net on the condensed consolidated balance sheets.  On a monthly basis, Central Credit evaluates the collectability of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables.  The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the condensed consolidated statements of income.  The Company writes off substantially all warranty receivables that are generally older than one year in age.

A summary of the activity for the check warranty reserve for the nine months ended September 30, 2012, is as follows (amounts in thousands):

Amount

Balance, December 31, 2011	$6,756

Warranty expense provision	2,633
Charge offs against reserve	(3,896)

Balance, September 30, 2012	$5,493

Fair Values of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, other receivables, net, settlement receivables, settlement liabilities, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments. The fair value of GCA’s borrowings are estimated based on quoted market prices for the same issue. The fair values of all other financial instruments, including amounts outstanding under the ATM funding agreements approximate their book values as the instruments are short-term in nature or contain market rates of interest.

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

Interest Rate Cap

In conjunction with the terms and conditions of the New Senior Credit Facility, as described in Note 6, GCA purchased a $150.0 million notional amount interest rate cap with an effective date of January 5, 2012 and a term of three years. GCA purchased this interest rate cap to partially reduce the Company’s exposure to increases in the London Interbank Offer Rate (“LIBOR’) above 1.5% during the term of the interest rate cap with respect to its variable rate debt obligations under the New Senior Credit Facility and its obligations under the Contract Cash Solutions Agreement with Wells Fargo.  This interest rate cap is recorded in other assets in the balance sheet, and is marked-to-market based on a quoted market price with the effects offset in the income statement.  The interest rate cap carrying value and fair value approximate each other and these values are considered insignificant as of September 30, 2012.

The following table presents the fair value and carrying value of GCA’s borrowings (amounts in thousands):

	Level of Hierarchy	Fair Value	Carrying Value

September 30, 2012
New senior secured credit facility	1	$128,398	$126,500

December 31, 2011
New senior secured credit facility	1	$173,565	$174,000

Inventory

Inventory consists primarily of finished goods such as redemption kiosk devices, and includes work-in-progress and parts. The cost of inventory includes cost of materials, labor, overhead and freight. Inventory is stated at lower of cost or market accounted for using the average cost method.

Statement of Cash Flows Correction

Subsequent to the issuance of our Interim Quarterly report filed on Form 10-Q for the period ended September 30, 2011, we determined that our Unaudited Condensed Consolidated Statement of Cash Flows for this period should have reported a use of cash for the purchase of fixed assets, an investing activity, rather than a use of cash as inventory purchases, an operating activity. As a result, net cash provided by operating activities and net cash used in investing activities in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 were adjusted from amounts previously reported, as indicated in the table below.

Management has determined that adjusting amounts previously reported for net cash provided by operating activities and net cash used in investing activities in 2011 are not material corrections of the interim financial statements.  These amounts were presented correctly in our 2011 Annual Report on Form 10-K filed on March 12, 2012.

	Nine months ended September 30, 2011
	As previously reported	As corrected

Operating activities:
Changes in inventory	$(5,307)	$(2,575)
Net cash provided by operating activities	$17,442	$20,174

Investing activities:
Purchase of property, equipment, leasehold improvements and other intangibles	$(3,495)	$(6,227)
Net cash used in investing activities	$(3,509)	$(6,241)

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, which provides amendments stating that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 350 - Goodwill and Other.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test.  An entity will be able to resume performing the qualitative assessment in any subsequent period.  These amendments are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative test.  The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets.  We will assess the impairment of our intangible assets and determine the most appropriate form of action, whether to perform a qualitative assessment to ascertain the validity of a quantitative measure or to bypass the qualitative assessment and conduct a quantitative impairment test.  Adoption of this amended guidance is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

As of September 30, 2012 and December 31, 2011, the outstanding balances of ATM cash utilized by GCA from Wells Fargo were $327.2 million and $467.8 million, respectively.  For the three and nine months ended September 30, 2012 and 2011, the cash usage fees incurred by the Company were $0.7 million and $2.5 million and $0.6 million and $1.9 million, respectively, and are reflected as interest expense within the condensed consolidated statements of income.

The Company is responsible for any losses of cash in the ATMs under its agreement with Wells Fargo.  The Company is self-insured related to this risk.  For the nine months ended September 30, 2012 and 2011, the Company incurred no material losses related to this self-insurance.

Site Funded ATMs

The Company operates ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. GCA is required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities in the accompanying condensed consolidated balance sheets and was $96.7 million and $85.9 million as of September 30, 2012 and December 31, 2011, respectively.

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

A summary of stock option award activity under the 2005 Plan as of September 30, 2012 and changes during the nine months ended is as follows:

	Number of Common Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value
				(in thousands)

Balance outstanding - December 31, 2011	9,227,541	$6.87	6.9	$5,186

Granted	2,260,000
Exercised	(1,464,507)
Canceled or forfeited	(340,761)

Balance outstanding - September 30, 2012	9,682,273	$7.07	6.8	$19,602

Balance exercisable - September 30, 2012	5,662,015	$8.49	5.4	$7,578

The fair value of options was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2012 and 2011, respectively.

	Nine Months Ended September 30,
	2012	2011

Risk-free interest rate	1.0%	2.5%
Expected life of options (in years)	6.3	6.3
Expected volatility	62.2%	62.9%
Expected dividend yield	0.0%	0.0%

As of September 30, 2012, there was $10.2 million in unrecognized compensation expense related to options expected to vest.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.7 years.  During the nine months ended September 30, 2012, the Company granted options to acquire approximately 2.3 million shares of common stock, received $5.9 million in proceeds from the exercise of options and recorded $3.7 million in non-cash compensation expense related to options granted that are expected to vest.  There were no options granted during the three months ended September 30, 2012.  The weighted average grant date fair value of options granted during the nine months ended September 30, 2012 was $3.31.  The total intrinsic value of options exercised during the three and nine months ended September 30, 2012 were $2.9 million and $5.1 million, respectively.

As of September 30, 2011, there was $8.2 million in unrecognized compensation expense related to options expected to vest.  This cost was expected to be recognized on a straight-line basis over a weighted average period of 0.9 years.  During the nine months ended September 30, 2011, the Company granted options to acquire approximately 2.1 million shares of common stock, received $0.6 million in proceeds from the exercise of options and recorded $5.4 million in non-cash compensation expense related to options granted that are expected to vest.

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

A summary of all non-vested awards for the Company’s time-based restricted stock awards as of September 30, 2012 is as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value (Per Share)

Balance outstanding - December 31, 2011	198,279	$2.20

Granted	65,000
Vested	(126,332)
Forfeited	(3,509)

Balance outstanding - September 30, 2012	133,438	$4.35

As of September 30, 2012, there was $0.5 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.6 years.  During the nine months ended September 30, 2012, there were 126,332 shares of time-based restricted shares vested, and we recorded $0.3 million in non-cash compensation expense related to restricted stock granted that is expected to vest.  The total fair value of shares vested during the three and nine months ended September 30, 2012 were $0.3 million and $1.0 million, respectively.

As of September 30, 2011, there was $0.6 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest.  This cost was expected to be recognized on a straight-line basis over a weighted average period of 0.5 years.  During the nine months ended September 30, 2011, there were 201,991 shares of time-based restricted shares vested, and we recorded a credit of $0.1 million in non-cash compensation expense related to the restricted stock granted that is expected to vest.

5.         COMMITMENTS AND CONTINGENCIES

Litigation Claims and Assessments

Automated Systems America, Inc.

On July 7, 2010, an action was commenced by Automated Systems America, Inc. in the United States District Court, Central District of California, against Holdings, GCA and certain current employees of GCA. The complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of certain patents owned by the Company and alleges antitrust violations of Section 2 of the Sherman Act, unfair competition violations under the Lanham Act and tortuous interference and defamation per se. The plaintiff seeks damages in excess of $2.0 million, punitive damages, and a trebling of damages associated with the allegations under Section 2 of the Sherman Act. On March 3, 2011, the Company filed a motion to dismiss this action. In February 2012, the District Court entered an order granting the Company’s motion to dismiss this action without prejudice, allowing the plaintiff to file a new complaint if it elected to do so. The plaintiff subsequently filed an amended complaint alleging substantially similar claims to those contained in the original complaint, and the Company has filed a motion to dismiss the amended complaint. The Company has not accrued any amounts related to this matter as the Company does not believe it is probable that a loss has been incurred and has meritorious defenses and will vigorously defend this action.

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

6.         BORROWINGS

On March 1, 2011, GCA, together with its sole stockholder, Holdings entered into a Credit Agreement (“the Credit Agreement”) with certain lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Wells Fargo Securities, LLC, as Syndication Agent. The Credit Agreement provides for a $210.0 million term loan facility and a $35.0 million revolving credit facility (the “New Senior Credit Facility”). The revolving credit facility includes provisions for the issuance of up to $10.0 million of letters of credit and up to $5.0 million in swing-line loans. We used the proceeds from the New Senior Credit Facility to repay all outstanding indebtedness under our existing senior secured credit facility under the Second Amended and Restated Credit Agreement and to defease our senior subordinated notes.

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

Borrowings under the New Senior Credit Facility bear interest at either (x) a specified base rate plus a 4.50% margin, or (y) LIBOR plus a 5.50% margin.  The base rate minimum is 2.50% and the LIBOR minimum is 1.50%.  Interest in respect of base rate loans is payable quarterly in arrears and interest in respect of LIBOR loans is payable in arrears at the end of the applicable interest period and every three months in the case of interest periods in excess of three months. Interest is also payable at the time of repayment of any loans and at maturity.  As of September 30, 2012, we had $126.5 million of outstanding indebtedness under the New Senior Credit Facility, all of which is outstanding under the term loan facility.

The weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0%.  We also had no amounts outstanding under our letter of credit sub facility that is part of our revolving credit facility as of September 30, 2012.  The New Senior Credit Facility is unconditionally guaranteed by Holdings and each direct and indirect domestic subsidiary of GCA.  All amounts owing under the New Senior Credit Facility are secured by a first priority perfected security interest in all stock (but only 65% of the stock of foreign subsidiaries), other equity interests and promissory notes owned by GCA and a first priority perfected security interest in all other tangible and intangible assets owned by GCA and the guarantors.

On September 24, 2012, the Company entered into an amendment to its Credit Agreement.  The amendment modifies certain financial covenants contained in the Credit Agreement with respect to the Company’s ability to make capital expenditures, dividends and stock repurchases. Specifically, the Company, together with its subsidiaries, may make an additional $15.0 million of capital expenditures, as such term is defined in the Credit Agreement, during the remainder of the term of the Credit Agreement, which amount is in addition to any other permitted capital expenditures under the Credit Agreement. In addition, the Credit Agreement provided that the Company could make certain dividends or stock repurchases if, among other things, the Company’s total leverage ratio (as calculated under the Credit Agreement) was less than 2.0 to 1. The amendment provides that the Company may now make certain dividends and stock repurchases if, among other things, its total leverage ratio is less than 2.5 to 1.

The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults.  As of September 30, 2012, the Company is in compliance with the required covenants.

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

In October 2012, the Company entered into a long-term lease agreement related to office space for its corporate headquarters.  Voit Real Estate Services (“Voit”) acted as the Company’s broker in connection with this transaction.  Kevin J. Higgins is an Executive Vice President of Voit, and is the brother of Mary E. Higgins, our Chief Financial Officer.  The total estimated rental payments owing by the Company under the lease agreement total $11.8 million and Voit is entitled to receive approximately $0.4 million as compensation for acting as the Company’s broker.

8.         INCOME TAX

The Company’s effective income tax rate for the three and nine months ended September 30, 2012 was 36.0% and 37.7% respectively, both of which were greater than the statutory federal rate of 35.0% due in part to state taxes and the non-deductible, non-cash compensation expenses related to incentive stock options.  The Company’s effective income tax rate for the three and nine months ended September 30, 2011 was 42.4% and 48.7% respectively, both of which were greater than the statutory federal rate of 35.0% due in part to state taxes, the non-deductible, non-cash compensation expenses related to incentive stock options and the cancellation or forfeiture of non-qualified stock options.

The Company accounts for uncertain tax positions in accordance with the applicable accounting guidance.  As of September 30, 2012, there has been no material change to the balance of unrecognized tax benefits reported at December 31, 2011.

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

Major Customers

For the three and nine months ended September 30, 2012, none of our customers had combined revenues from all segments equal to or exceeding 10.0%.  For the three and nine months ended September 30, 2012 and 2011, our five largest customers accounted for approximately 32.8% and 31.9% and 29.1% and 29.1%, respectively, of our total revenue.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

The tables below present the results of operations by operating segment for the three and nine months ended September 30, 2012 and 2011, respectively (amounts in thousands):

	Cash		Check
	Advance	ATM	Services	Other	Corporate	Total

Three Months Ended September 30, 2012
Revenues	$57,520	$76,411	$6,611	$9,282	$-	$149,824
Operating income	15,785	7,951	3,822	4,673	(17,588)	14,643

Three Months Ended September 30, 2011
Revenues	$50,913	$71,044	$6,479	$8,452	$-	$136,888
Operating income	7,789	8,659	3,579	4,393	(16,810)	7,610

Nine Months Ended September 30, 2012
Revenues	$172,557	$233,361	$19,731	$22,705	$-	$448,354
Operating income	48,388	25,620	11,017	11,563	(50,287)	46,301

Nine Months Ended September 30, 2011
Revenues	$152,036	$213,450	$19,813	$21,031	$-	$406,330
Operating income	23,375	27,157	11,168	10,029	(47,672)	24,057

The table below presents total assets by operating segment as of September 30, 2012 and December 31, 2011, respectively (amounts in thousands):

	September 30, 2012	December 31, 2011

Cash Advance	$169,133	$164,515
ATM	117,925	98,418
Check services	33,842	37,231
Other	35,231	39,570
Corporate	173,224	189,333

Total Assets	$529,355	$529,067

10.  SUBSEQUENT EVENTS

The Board of Directors of the Company has authorized and approved a new share repurchase program granting the Company the authority to repurchase up to $40.0 million of outstanding Company common stock over a two year period, which is expected to commence in the first quarter of 2013.   The Company intends to finance the share repurchases with cash on hand.  The repurchase program authorizes the Company to buy its common stock from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods.  The share repurchase program is subject to prevailing market conditions and other considerations and may be suspended or discontinued at any time, and supersedes all other outstanding share repurchase programs of the Company.

In October 2012, the Company entered into a long-term lease agreement related to office space for its corporate headquarters.  The total estimated rental payments owing by the Company under the lease agreement total $11.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business which includes our business goals, certain trends, risks and challenges.  We then discuss our results of operations for the three and nine months ended September 30, 2012 as compared to the same period for 2011, respectively, including any recently issued accounting pronouncements, if applicable. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity needs and off-balance sheet arrangements. We conclude with a discussion of critical accounting policies and their impact on our unaudited condensed consolidated financial statements.

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

Trends

Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We have identified the more material positive and negative trends affecting our business as the following:

•

Although the gaming sector in the United States has experienced revenue declines over the last several years, in 2012, it has stabilized, and modestly improved, as compared to the last several years. Gaming activity continues to expand into more domestic and international markets.

•

The implementation of the Durbin Amendment in October 2011, under the Federal Reserve Board’s Final Rule that imposes caps on the amount of the debit card interchange fees, and the second quarter 2012 implementation by the card associations of a reduction in the interchange fees paid by issuing banks on ATM transactions, continues to have a material impact on our financial performance during 2012. This is due to the decrease in the amount of interchange expense that we are required to pay on both PIN-based and signature-based debit card transactions and the decrease in revenue on our ATM transactions. We believe that more changes are likely to be imposed as the industry continues to respond to these significant changes.

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

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

The following table presents our unaudited condensed consolidated results of operations for the three months ended September 30, 2012 and 2011, respectively (dollars in thousands):

	Three Months Ended
	September 30, 2012		September 30, 2011		Sep-12 vs Sep-11
	$	%	$	%	$ Variance	% Var
Revenues
Cash advance	$57,520	38.4%	$50,913	37.2%	$6,607	13%
ATM	76,411	51.0%	71,044	51.9%	5,367	8%
Check services	6,611	4.4%	6,479	4.7%	132	2%
Other revenues	9,282	6.2%	8,452	6.2%	830	10%

Total revenues	149,824	100.0%	136,888	100.0%	12,936	9%

Cost of revenues	111,373	74.3%	106,953	78.1%	4,420	4%
Operating expenses	19,463	13.0%	18,529	13.5%	934	5%
Amortization	2,650	1.8%	1,929	1.4%	721	37%
Depreciation	1,695	1.1%	1,867	1.4%	(172)	(9)%

Operating income	14,643	9.8%	7,610	5.6%	7,033	92%

Net interest expense	3,586	2.4%	4,414	3.2%	(828)	(19)%

Income before income tax provision	11,057	7.4%	3,196	2.4%	7,861	246%
Income tax provision	3,977	2.7%	1,356	1.0%	2,621	193%

Net income	$7,080	4.7%	$1,840	1.4%	$5,240	285%

Other data (unaudited):
Aggregate dollar amount processed (in billions):
Cash advance	$1.2		$1.1		$0.1	9%
ATM	$3.4		$3.0		$0.4	14%
Check warranty	$0.3		$0.3		$-	0%
Number of transactions completed (in millions):
Cash advance	2.3		2.1		0.2	8%
ATM	18.1		17.0		1.1	6%
Check warranty	1.1		1.1		-	0%

Total Revenues

Total revenues for the three months ended September 30, 2012 were $149.8 million, an increase of $12.9 million, or 9%, as compared to the same period in the prior year.   The primary driver of the increase in revenue was due to the MCA asset acquisition.

Cash advance revenues for the three months ended September 30, 2012 were $57.5 million, an increase of $6.6 million, or 13%, as compared to the same period in the prior year.  This was primarily due to the revenues derived from the contracts acquired in the MCA asset acquisition coupled with modest growth in our base businesses.

ATM revenues for the three months ended September 30, 2012 were $76.4 million, an increase of $5.4 million, or 8%, as compared to the three months ended September 30, 2011.  The growth in the quarter was primarily due to the revenues derived from the contracts acquired in the MCA asset acquisition and an increase in surcharge revenues.

In addition, the ATM segment was impacted by a $2.9 million decrease in revenue attributable to the recent reduction in interchange reimbursement rates that were implemented by various card associations in the second quarter 2012.

Check services revenues for the three months ended September 30, 2012 were $6.6 million, an increase of $0.1 million, or 2%, as compared to the three months ended September 30, 2011.

Other revenues for the three months ended September 30, 2012 were $9.3 million, an increase of $0.8 million, or 10%.  This was primarily due to the sales of redemption devices by Western Money.

We provide our cash access products and related services almost exclusively to the gaming establishments for the purpose of enabling gaming patrons to access cash.  As a result, our business depends on consumer demand for gaming.

Costs and Expenses

Costs of revenues for the three months ended September 30, 2012 were $111.4 million, an increase of $4.4 million, or 4%, as compared to the three months ended September 30, 2011.  This increase was primarily due to the increase in revenues discussed previously; however, the other significant impact on our cost of revenues was a decrease in the interchange costs associated with the implementation of the Durbin Amendment in October of 2011.

Operating expenses for the three months ended September 30, 2012 were $19.5 million, an increase of $0.9 million, or 5%, as compared to the three months ended September 30, 2011. The increase in operating expenses is primarily due to higher payroll and related costs, partially offset by a reduction in professional fees and consulting costs.

Depreciation and amortization expenses for the three months ended September 30, 2012 were $4.3 million, an increase of $0.5 million, or 14%, as compared to the three months ended September 30, 2011. This was primarily due to an increase in amortization expenses associated with the MCA acquisition and amortization of capitalized internal software costs; partially offset by a decrease in depreciation related to certain fixed assets being fully depreciated.

Primarily as a result of the factors described above, operating income for the three months ended September 30, 2012 was $14.6 million, an increase of $7.0 million, or 92%, as compared to the three months ended September 30, 2011. The operating margin for the Company increased to 10% for the three months ended September 30, 2012 from 6% for the same period in 2011.

Interest expense, net, was $3.6 million for the three months ended September 30, 2012, a decrease of $0.8 million, or 19%, as compared to the same period in 2011. This decrease was related to a $1.0 million reduction in interest charges due to the lower outstanding debt balance.  This decrease in interest expense was partially offset by a $0.1 million increase in interest charges related to a higher average outstanding balance on the vault cash supplied by Wells Fargo and a slightly higher average cash usage rate and an interest charge associated with the change in fair value of the interest rate cap during the quarter of approximately $0.1 million.

Income tax expense for the three months ended September 30, 2012 was $4.0 million, an increase of $2.6 million, as compared to the three months ended September 30, 2011.  The increase in income tax expense for the three months ended September 30, 2012 was directly related to the increase in income from operations before income tax expense of $7.9 million. The provision for income tax reflected an effective income tax rate of 36.0% for the three months ended September 30, 2012, which was greater than the statutory federal rate of 35.0% due in part to state taxes and the non-deductible, non-cash compensation expenses related to incentive stock options. The provision for income tax reflected an effective income tax rate of 42.4% for the three months ended September 30, 2011, which was greater than the statutory federal rate of 35.0% due in part to state taxes, the non-deductible, non-cash compensation expenses related to incentive stock options and the cancellation or forfeiture of non-qualified stock options.

Primarily as a result of the foregoing, net income was $7.1 million, an increase of $5.2 million, or 285%, for the three months ended September 30, 2012, as compared to the same period in 2011.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

The following table presents our unaudited condensed consolidated results of operations for the nine months ended September 30, 2012 and 2011, respectively (dollars in thousands):

	Nine Months Ended
	September 30, 2012		September 30, 2011		Sep-12 vs Sep-11
	$	%	$	%	$ Variance	% Var
Revenues
Cash advance	$172,557	38.5%	$152,036	37.4%	$20,521	13%
ATM	233,361	52.0%	213,450	52.5%	19,911	9%
Check services	19,731	4.4%	19,813	4.9%	(82)	(0)%
Other revenues	22,705	5.1%	21,031	5.2%	1,674	8%

Total revenues	448,354	100.0%	406,330	100.0%	42,024	10%

Cost of revenues	333,566	74.4%	317,900	78.2%	15,666	5%
Operating expenses	55,910	12.5%	51,922	12.8%	3,988	8%
Amortization	7,317	1.6%	6,250	1.6%	1,067	17%
Depreciation	5,260	1.2%	6,201	1.5%	(941)	(15)%

Operating income	46,301	10.3%	24,057	5.9%	22,244	92%

Interest expense, net of interest income	12,133	2.7%	14,167	3.5%	(2,034)	(14)%
Loss on early extinguishment of debt	-	0.0%	943	0.2%	(943)	(100)%

Net interest expense	12,133	2.7%	15,110	3.7%	(2,977)	(20)%

Income before income tax provision	34,168	7.6%	8,947	2.2%	25,221	282%
Income tax provision	12,878	2.9%	4,356	1.1%	8,522	196%

Net income	$21,290	4.7%	$4,591	1.1%	$16,699	364%

Other data (unaudited):
Aggregate dollar amount processed (in billions):
Cash advance	$3.6		$3.2		$0.4	12%
ATM	$10.5		$9.2		$1.3	14%
Check warranty	$0.9		$0.9		$-	0%
Number of transactions completed (in millions):
Cash advance	6.9		6.3		0.6	9%
ATM	56.0		52.0		4.0	8%
Check warranty	3.3		3.3		-	0%

Total Revenues

Total revenues for the nine months ended September 30, 2012 were $448.4 million, an increase of $42.0 million, or 10%, as compared to the same period in the prior year.  The primary driver of the increase in revenue was due to the MCA asset acquisition coupled with modest growth in our base business for the nine months ended September 30, 2012, as compared to the same period of 2011.

Cash advance revenues for the nine months ended September 30, 2012 were $172.6 million, an increase of $20.5 million, or 13%, as compared to the nine months ended September 30, 2011.  This was primarily due to the revenues derived from the contracts acquired in the MCA asset acquisition coupled with modest growth in our base business.

ATM revenues for the nine months ended September 30, 2012 were $233.4 million, an increase of $19.9 million, or 9%, as compared to the nine months ended September 30, 2011.  The growth in the quarter was primarily due to the revenues derived from the contracts acquired in the MCA asset acquisition and an increase in surcharge revenues.  In addition, the ATM segment was impacted by a $5.5 million decrease in revenue attributable to the recent reduction in interchange reimbursement rates that were implemented by various card associations in the second quarter 2012.

Check services revenues for the nine months ended September 30, 2012 were $19.7 million, consistent with the nine months ended September 30, 2011.

Other revenues for the nine months ended September 30, 2012 were $22.7 million, an increase of $1.7 million, or 8%.  This was primarily due to the sales of redemption devices by Western Money.

We provide our cash access products and related services almost exclusively to the gaming establishments for the purpose of enabling gaming patrons to access cash.  As a result, our business depends on consumer demand for gaming.

Costs and Expenses

Costs of revenues for the nine months ended September 30, 2012 were $333.6 million, an increase of $15.7 million, or 5%, as compared to the nine months ended September 30, 2011.  This increase was primarily due to the additional revenues discussed previously; however, the other significant impact on our cost of revenues was a decrease in the interchange costs associated with the implementation of the Durbin Amendment in October of 2011.

Operating expenses for the nine months ended September 30, 2012 were $55.9 million, an increase of $4.0 million, or 8%, as compared to the nine months ended September 30, 2011. The increase in operating expenses was primarily due to higher payroll and related costs, ATM processing and direct operating costs, franchise taxes and repairs and maintenance expenses; partially offset by a reduction in professional fees and consulting costs and stock-based compensation expenses.

Depreciation and amortization expenses for the nine months ended September 30, 2012 were $12.6 million, consistent with the nine months ended September 30, 2011. This was primarily due to a decrease in depreciation related to certain fixed assets being fully depreciated, partially offset by an increase in amortization expenses associated with the MCA asset acquisition and amortization of capitalized internal software costs.

Primarily as a result of the factors described above, operating income for the nine months ended September 30, 2012 was $46.3 million, an increase of $22.2 million, or 92%, as compared to the nine months ended September 30, 2011. The operating margin for the Company increased to 10% for the nine months ended September 30, 2012 from 6% for the same period in 2011.

Interest expense, net, was $12.1 million for the nine months ended September 30, 2012, a decrease of $3.0 million, or 20%, as compared to same period in 2011. The 2011 nine month figures included approximately $1.8 million that was associated with the debt refinancing in March of 2011, ($0.9 million loss on early extinguishment of debt and $0.8 million of defeasance costs related to the debt), and the remaining savings in 2012 came from a $2.6 million reduction in interest charges due to the lower outstanding debt balance.  This decrease in interest expense was partially offset by a $0.6 million increase in interest charges related to a higher average outstanding balance on the vault cash supplied by Wells Fargo and a slightly higher average cash usage rate and an interest charge associated with the change in fair value of the interest rate cap acquired during the nine month period of approximately $0.8 million.

Income tax expense for the nine months ended September 30, 2012 was $12.9 million, an increase of $8.5 million, as compared to the nine months ended September 30, 2011.  The increase in income tax expense for the nine months ended September 30, 2012 was directly related to the increase in income from operations before income tax expense of $25.2 million. The provision for income tax reflected an effective income tax rate of 37.7% for the nine months ended September 30, 2012, which was greater than the statutory federal rate of 35.0% due in part to state taxes and the non-deductible, non-cash compensation expenses related to incentive stock options. The provision for income tax reflected an effective income tax rate of 48.7% for the nine months ended September 30, 2011, which was greater than the statutory federal rate of 35.0% due in part to state taxes, the non-deductible, non-cash compensation expenses related to incentive stock options and the cancellation or forfeiture of non-qualified stock options.

Primarily as a result of the foregoing, net income was $21.3 million, an increase of $16.7 million, or 364%, for the nine months ended September 30, 2012, as compared to the same period in 2011.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, which provides amendments stating that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 - Goodwill and Other.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test.  An entity will be able to resume performing the qualitative assessment in any subsequent period.  These amendments are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative test.

The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets.  We will assess the impairment of our intangible assets and determine the most appropriate form of action, whether to perform a qualitative assessment to ascertain the validity of a quantitative measure or to bypass the qualitative assessment and conduct a quantitative impairment test.  Adoption of this amended guidance is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Information about our financial position as of September 30, 2012 and December 31, 2011 is presented below:

	September 30,	December 31,
	2012	2011

Balance sheet data (at end of period):

Cash and cash equivalents	$46,940	$55,535
Total assets	529,355	529,067
Total borrowings	126,500	174,000
Stockholders’ equity	191,000	159,858

Cash Resources

Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures. Cash and cash equivalents at September 30, 2012 included cash in non-U.S. jurisdictions of approximately $5.9 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside but may be subject to taxation in the U.S. upon repatriation.

We provide cash access and related services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions, and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in settlement receivables. As of September 30, 2012, approximately $114.0 million was due to us, and we received these funds in early October 2012.  As of September 30, 2012, we had approximately $158.4 million in settlement liabilities due to our customers for these cash access services that were paid in early October 2012.

Sources and Uses of Cash

The following table sets forth a summary of our cash flow activity for the nine months ended September 30, 2012 and 2011, respectively (in thousands), and should be read in conjunction with our unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2012	2011

Cash flow data:

Net cash provided by operating activities	$41,419	$20,174
Net cash used in investing activities	(6,650)	(6,241)
Net cash used in financing activities	(42,421)	(36,414)
Net effect of exchange rates on cash and cash equivalents	(943)	191

Net decrease in cash and cash equivalents	(8,595)	(22,290)

Cash and cash equivalents, beginning of period	55,535	60,636

Cash and cash equivalents, end of period	$46,940	$38,346

Net cash provided by operating activities was approximately $41.4 million and $20.2 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $21.2 million.  This was primarily due to an increase in net income of $16.7 million and the impact from the change in operating assets and liabilities of $8.1 million; partially offset by the adjustments to reconcile net income to cash of $3.6 million.

Net cash used in investing activities was approximately $6.6 million and $6.2 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $0.4 million.  This was primarily due to additional capital expenditures of approximately $1.1 million, partially offset by a reduction in restricted cash and cash equivalents of $0.3 million and the proceeds from sale of fixed assets of $0.4 million.

Net cash used in financing activities was approximately $42.4 million and $36.4 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $6.0 million.  This was primarily due to additional principal payments of $12.5 million on our existing credit facility, partially offset by an increase of $5.4 million in proceeds from the exercise of stock options.

Deferred Tax Asset

At September 30, 2012, we had a net deferred income tax asset of $106.5 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004.  Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in pre-existing goodwill carried over from periods prior to the conversion.  Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.1%, this results in tax payments being approximately $18.9 million less than the annual provision for income taxes shown on the income statement for financial accounting purposes, or the amount of the annual provision, if less.  There is an expected aggregate of $124.4 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations.  We believe that it is more likely than not that we will be able to utilize our deferred tax asset.  However, the utilization of this tax asset is subject to many factors beyond our control including our earnings, a change of control of the Company and future estimations of earnings.

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

As of September 30, 2012 and December 31, 2011, the outstanding balances of ATM cash utilized by GCA from Wells Fargo were $327.2 million and $467.8 million, respectively.

Under the terms of the Contract Cash Solutions Agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by a contractually defined cash usage rate.  This cash usage rate is determined by an applicable LIBOR plus a mutually agreed upon margin.

We are exposed to interest rate risk to the extent that the applicable LIBOR increases, subject to the interest rate cap purchased in January 2012.

For the three and nine months ended September 30, 2012 and 2011, the cash usage fees incurred by the Company were $0.7 million and $2.5 million and $0.6 million and $1.9 million, respectively, and are reflected as interest expense within the condensed consolidated statements of income.

The Company is responsible for any losses of cash in the ATMs under its agreement with Wells Fargo.  The Company is self-insured related to this risk.  For the nine months ended September 30, 2012 and 2011, the Company incurred no material losses related to this self-insurance.

We also need supplies of cash to support our foreign operations.  For some foreign jurisdictions, such as the United Kingdom, applicable law and cross-border treaties allow us to transfer funds between our domestic and foreign operations efficiently.  For other foreign jurisdictions, we must rely on the supply of cash generated by our operations in those foreign jurisdictions, and the cost of repatriation is prohibitive.  For example, Global Cash Access (Canada), Inc. (“GCA Canada”), the subsidiary through which we operate in Canada, generates a supply of cash that is sufficient to support its operations, and all cash generated through such operations is expected to be retained by GCA Canada.  As we expand our operations into new foreign jurisdictions, we must rely on treaty-favored cross-border transfers of funds, the supply of cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.

On September 24, 2012, the Company entered into an amendment to its Credit Agreement. The amendment modifies certain financial covenants contained in the Credit Agreement with respect to the Company’s ability to make capital expenditures, dividends and stock repurchases. Specifically, the Company, together with its subsidiaries, may make an additional $15.0 million of capital expenditures, as such term is defined in the Credit Agreement, during the remainder of the term of the Credit Agreement, which amount is in addition to any other permitted capital expenditures under the Credit Agreement. In addition, the Credit Agreement provided that the Company could make certain dividends or stock repurchases if, among other things, the Company’s total leverage ratio (as calculated under the Credit Agreement) was less than 2.0 to 1. The amendment provides that the Company may now make certain dividends and stock repurchases if, among other things, its total leverage ratio is less than 2.5 to 1.

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

Off-Balance Sheet Arrangements

Wells Fargo Contract Cash Solutions Agreement.  We obtain currency to meet the normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement with Wells Fargo.  Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable.  Because it is never an asset of ours, supplied cash is not reflected on our balance sheet.  At September 30, 2012, the total currency obtained from Wells Fargo pursuant to this agreement was $327.2 million.  Because Wells Fargo obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet.  The fees that we pay to Wells Fargo for cash usage pursuant to this agreement are reflected as interest expense in our financial statements.  Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. As of September 30, 2012, the currency supplied by Wells Fargo pursuant to this agreement was $327.2 million.

Based upon the average outstanding amount of currency to be supplied by Wells Fargo pursuant to this agreement during the three months ended September 30, 2012, which was $314.3 million, each 1% increase in the applicable LIBOR would have a $3.1 million impact on income before taxes over a 12-month period.  Foreign gaming establishments’ supply the currency needs for the ATMs located on their premises.

Our Credit Facility bears interest at rates that can vary over time.  We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate or based on LIBOR.  We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities.  As of September 30, 2012, the weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0%.  Based upon the outstanding balance on the Credit Facility of $126.5 million on September 30, 2012, each 1% increase in the applicable LIBOR would have a $1.3 million impact on interest expense over a 12-month period.

In January 2012, we entered into a three year $150.0 million interest rate cap agreement pursuant to the terms and conditions of the Credit Facility, which partially mitigates our exposure to any increases to LIBOR to the extent LIBOR rises above 1.5% during the term of the interest rate cap agreement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of September 30, 2012 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

We believe the Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Automated Systems America, Inc.

On July 7, 2010, an action was commenced by Automated Systems America, Inc. in the United States District Court, Central District of California, against Holdings, GCA and certain current employees of GCA. The complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of certain patents owned by the Company and alleges antitrust violations of Section 2 of the Sherman Act, unfair competition violations under the Lanham Act and tortuous interference and defamation per se. The plaintiff seeks damages in excess of $2.0 million, punitive damages, and a trebling of damages associated with the allegations under Section 2 of the Sherman Act. On March 3, 2011, the Company filed a motion to dismiss this action. The Company maintains insurance that may provide for reimbursement of some of the expenses associated with this action. In February 2012, the District Court entered an order granting the Company’s motion to dismiss this action without prejudice, allowing the plaintiff to file a new complaint if it elected to do so. The plaintiff subsequently filed an amended complaint alleging substantially similar claims to those contained in the original complaint, and the Company has filed a motion to dismiss the amended complaint.  The Company has not accrued any amounts related to this matter as the Company does not believe it is probable that a loss has been incurred and has meritorious defenses and will vigorously defend this action.

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

A small number of investment funds beneficially control a significant percentage of the voting power of our common stock, which may allow them to significantly influence matters requiring stockholder approval and, in certain cases, may raise conflicts of interest issues.

As of March 1, 2012, five investment funds beneficially owned 38.6% of our common stock, including BlackRock, which beneficially owned 8.3% of our common stock.  In addition, Patrick Olson, one of the members of our Board of Directors, is a member of the Global Executive Committee of BlackRock.  Although we have no voting agreements or arrangements with any of the funds, and, to our knowledge, the funds are not affiliated with one another, each of the funds, individually or collectively, could be in a position to substantially influence the outcome of any corporate actions requiring stockholder approval, including the election of directors and mergers, acquisitions and other significant corporate transactions. These investment funds may delay, or prevent, a change of control from occurring even if the change of control could appear to benefit the stockholders. These investment funds, and Mr. Olson in his role with BlackRock, may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.

There are a number of factors that may affect the Company’s business and financial results or stock price.  A complete description of these factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.  Other than the risk factor stated above, there have been no material changes to those factors in the nine months ended September 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

							Maximum
							Approximate Dollar
					Total Number of Shares		Value of Shares that
	Total Number of		Average		Purchased as Part of		May Yet Be Purchased
	Shares		Share		Publicly Announced		Under the Plans or
	Withheld		Withheld		Plans or Programs		Programs

Rule 10b-18 Repurchases
7/1/12 – 7/31/12	-	(1)	-		-	(1)	$17,324,976	(4)
8/1/12 – 8/31/12	-	(1)	-		-	(1)	$17,324,976	(4)
9/1/12 – 9/30/12	-	(1)	-		-	(1)	$17,324,976	(4)

Sub-Total	-	(1)	-		-	(1)

Tax Withholdings
7/1/12 – 7/31/12	3,031	(2)	$7.46	(3)	3,031	(2)	$-	(4)
8/1/12 – 8/31/12	3,017	(2)	6.57	(3)	3,017	(2)	$-	(4)
9/1/12 – 9/30/12	3,299	(2)	7.79	(3)	3,299	(2)	$-	(4)

Sub-Total	9,347	(2)	7.29	(3)	9,347	(2)

Total	9,347		$7.29		9,347

(1)

For the nine months ended September 30, 2012, there were no repurchases of common stock pursuant to the Rule 10b-18 share repurchases authorization that we publicly announced on February 16, 2010.  Our Board of Directors authorized the repurchase of up to $25.0 million worth of common stock.  The share buyback program does not obligate us to repurchase any specific number of shares and can be suspended or terminated at any time.

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

(4)

Represents the maximum approximate dollar value of shares of common stock available for repurchase pursuant to Rule 10b-18 share repurchase authorization at the end of the stated period.  As of September 30, 2012, the maximum dollar value of shares that may yet be purchased pursuant to the Rule 10b-18 share buyback program is $17.3 million.  However, there are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

ITEM 5. OTHER INFORMATION

On November 6, 2012, Scott Betts, Chief Executive Officer of the Company, advised the Board of Directors of the Company of his intention to retire as Chief Executive Officer of the Company effective December 31, 2012.  Mr. Betts will remain an employee of the Company in a strategic planning role through March 2013.  Mr. Betts will continue to serve as a Board member of the Company following his retirement as Chief Executive Officer of the Company.  David Lopez, President of the Company, will assume the role of Chief Executive Officer upon Mr. Betts’ retirement.

Patrick Olson, a director of the Company, advised the Company that he will be resigning from the Board of Directors of the Company as of December 31, 2012.

ITEM 6. EXHIBITS

Exhibit No.	Description.

10.1*	Employment Agreement with Robert Myhre, effective October 1, 2012.

10.2*	Form of Stock Option Agreement for Robert Myhre.

10.3*	Form of Restricted Stock Agreement for Robert Myhre.

31.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 7, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 7, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 7, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 7, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

November 7, 2012	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)	(Registrant)

By:	/s/ Mary E. Higgins
Mary E. Higgins
Chief Financial Officer
(For the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description.

10.1*	Employment Agreement with Robert Myhre, effective October 1, 2012.

10.2*	Form of Stock Option Agreement for Robert Myhre.

10.3*	Form of Restricted Stock Agreement for Robert Myhre.

31.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 7, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 7, 2012 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Scott Betts, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 7, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 7, 2012 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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