Form 10-K
period 2012-12-31
Global Cash Access Holdings, Inc.
filed 2013-03-12
CIK 1318568

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

          As of June 30, 2012, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $466.3 million.

          There were 66,490,337 shares of the registrant's common stock issued and outstanding as of the close of business on February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be held on April 25, 2013 are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

GLOBAL CASH ACCESS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2012

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

        These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected or assumed, including but not limited to the following: the timing and the extent of a recovery in the gaming industry, if any; gaming establishment and patron preferences; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; our ability to introduce new products and services; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; inaccuracies in underlying operating assumptions; unanticipated expenses or capital needs; technological obsolescence; and employee turnover. Additional factors that could cause actual results to differ materially are included under the heading "Risk Factors." These factors include, but are not limited to, those set forth in Item 1A—Risk Factors of this report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the United States Securities and Exchange Commission ("SEC"). These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

        Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements.

ITEM 1.    BUSINESS

Overview

        We are a global provider of cash access services and related equipment and services to the gaming industry. Our services provide gaming establishment patrons access to cash through a variety of methods, including Automated Teller Machine ("ATM") cash withdrawals, credit card cash access transactions, point-of-sale ("POS") debit card transactions, check verification and warranty services and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments. We also sell and service cash access devices such as slot machine ticket redemption and jackpot kiosks to the gaming industry.

        In 2012, we processed over 93.5 million transactions, which resulted in approximately $20.9 billion in cash being distributed to gaming patrons. A summary of our segment financial information is contained in Note 16 Segment Information.

        Our principal executive offices are located at 3525 East Post Road, Suite 120, Las Vegas, Nevada 89120. We plan to relocate our principal executive offices to 7250 South Tenaya Way, Las Vegas, Nevada 89113 in first half of 2013. Our telephone number is (800) 833-7110. Our Internet website address is http://www.gcainc.com. The information on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC.

Our Business

        Our cash access products and services enable three primary types of electronic payment transactions: ATM cash withdrawals, credit card cash access transactions and POS debit card transactions. Patrons can perform any of these three transactions at many of the Casino Cash Plus 3-in-1 ATMs and full service kiosks we operate. In addition, patrons can perform credit card cash access transactions and POS debit card transactions at any of our QuikCash kiosks, all of which we own. We also provide check verification and warranty services to gaming establishments that cash patron checks and provide various marketing services and casino patron data services to many of our gaming establishment customers. At some of our gaming establishment customers, we provide satellite cage and booth staffing services at which GCA employees cash patron checks and complete our cash access transactions; at all other gaming establishments, our cash access transactions are completed at the casino cage by the gaming establishment's employees or representatives. In addition we manufacture, sell and service cash access devices such as slot machine ticket redemption and jackpot kiosks to the gaming industry. These devices also may be enabled to provide our cash access products and services. In general, our contracts with gaming establishments have an average term life of three years.

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

Credit Card Cash Access and POS Debit Card Transactions

        Patrons can also perform credit card cash access transactions and POS debit card transactions using many of our enabled devices. A patron's credit card cash access limit is usually a sub-limit of the total credit line and is set by the card-issuing bank. These limits vary significantly and can be larger or smaller than the POS debit limit. A credit card cash access transaction obligates the patron to repay the issuing bank over time on terms that are preset by the cardholder agreement. A patron's POS debit card allows the patron to make cash withdrawals at the point of sale in an amount equal to the lesser of the amount of funds in the account or a daily limit that is generally five to ten times as large as the patron's daily ATM limit.

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

        We currently provide check warranty services on two platforms: TRS Recovery Services (formerly known as TeleCheck Recovery Services, Inc.) ("TeleCheck") and Central Credit Check Warranty. During 2012, we migrated the majority of our check warranty services to the TeleCheck platform, and we expect to migrate the remaining services to TeleCheck in 2013. We use and pay certain third parties to assist us in the warranty decision and processing and the collection activities. In our Central Credit Check Warranty product and under our agreement with TeleCheck, we receive all of the check warranty revenue. We are exposed to risk for the losses associated with any warranted items that we cannot collect from patrons issuing the items. Warranty expenses are defined as any amounts paid by TeleCheck or Central Credit to gaming establishments to purchase dishonored checks that will not be collectible from patrons. Additionally, we pay a portion of TeleCheck's operating expenses and certain operating expenses associated with our third party partners related to the provision of these services.

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

Equipment Sales and Service

        We also sell cash access devices such as slot machine ticket redemption and jackpot kiosks, which may be enabled with our cash access services; and we provide certain professional services, software licensing, and certain other ancillary fees associated with the sale, installation and maintenance of those devices.

Other

        We also market money transfer services that allow patrons to receive money transfers at gaming establishments and provide other information services that assist in automating cashier operations and enhancing patron marketing activities.

Our Products and Services

        Our customer solutions consist of cash access products and services, information services and cashless gaming products.

Cash Access Products and Services	Information Services	Cashless Gaming Products
• Casino Cash Plus 3-in-1 ATM	• Central Credit	• QuikTicket*
• Check verification and warranty	• QuikCash Plus Web	• TableXchange*
• QuikCash Kiosk	• QuikReports
• QuikMarketing
• Casino Share Intelligence
• Xchange Xplorer
• Xchange Xplorer Plus
• Xchange Watch

Cash Handling and Access Equipment Sales and Services	Internet Gaming Solution
• Full Service Kiosks	• Digital Wallet*
• Jackpot Kiosks

*
Currently under development

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

Cash Handling and Access Equipment Sales and Services

        We sell and service specialty equipment to gaming establishments that enable their patrons to efficiently access cash in a self-service environment.

        Full Service Kiosk is a multi-function patron kiosk, which may incorporate our "3-in-1 rollover" functionality for cash access into a self-service kiosk for slot ticket redemption and bill breaking services provided by us or other redemption device manufacturers. When a patron presses the cash out button on a cashless slot machine, the patron receives the value of the paper slot ticket dispensed from a printer embedded in the slot machine. The ticket can then be inserted into other slot machines or exchanged for cash at a redemption device. The availability of our cash access services on these slot ticket redemption devices provides us with additional points of contact with gaming patrons at locations that are closer to the slot machines than traditional cash access devices that are typically located on the periphery of the gaming area within the gaming establishment. These additional points of contact provide gaming patrons with more opportunities to access their cash with less cashier involvement, thereby creating labor cost savings for gaming establishments. In addition, by incorporating our cash access services into a redemption device, we enjoy the benefit of the redemption device manufacturer's existing relationships with gaming establishments and its sales and marketing efforts directed towards additional gaming establishments.

        Jackpot Kiosk is a multi-function employee kiosk, which allows casino personnel to immediately process and dispense taxable jackpots in the form of cash, tickets or a combination of both. A taxable jackpot is a jackpot that exceeds local or federal limits and is thus taxable and results in the issuance of a W-2G or 1042-S. Typically, electronic gaming devices are configured so that they will not present a ticket to a patron when the winnings on the electronic gaming device exceed a programmed amount. Instead, a casino employee is required to facilitate payment to the patron through the casino cage or by use of an employee pouch. The jackpot kiosk automates and streamlines this process. GCA cash access services are not required on a jackpot kiosk.

Information Services

        We market our information services to gaming establishments to assist in improving credit decision-making, automating cashier operations and enhancing patron marketing activities.

Improve Credit Decision-Making

        Central Credit is the leading gaming patron credit bureau that allows gaming establishments to improve their credit-granting decisions. Our Central Credit database contains decades of gaming patron credit history and transaction data on millions of gaming patrons. Our gaming credit reports are comprised of information recorded from patron experiences at hundreds of gaming establishments. We provide such information to gaming establishments, who use that data, for among other things, to determine if or how much credit they will grant to a patron. To allow gaming establishments to improve their credit- granting decisions, Central Credit offers a variety of tools to assist our customers in the underwriting of gaming patron credit requests. At a gaming establishment's request, we can augment the information provided in our gaming credit reports with traditional credit reports or bank ratings obtained from third-party consumer credit bureaus and bank reporting agencies.

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

Enhance Patron Marketing

        Gaming establishment marketing professionals can use our patron marketing service to develop, implement and refine their customer loyalty programs. Since we have data on patron cash access activity across multiple gaming establishments, we are uniquely able to help an operator understand how much of a patron's cash access activity, in aggregate, is being completed in other gaming establishments in order to gauge the patron's loyalty to the gaming establishment.

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

        QuikMarketing/Casino Share Intelligence are database services that allow us to query our proprietary patron transaction database using criteria supplied by the gaming establishment. This database can be used for direct marketing, market share analysis and a variety of other patron promotional uses. Our proprietary patron transaction database includes information that is captured from transactions we process. Patrons may "opt out" of having their names included in QuikMarketing mailing lists.

Gaming Products and Services in Development

        QuikTicket.    The gaming industry has been increasingly moving towards cashless gaming as a more efficient means for gaming operators to manage their slot machine operations. Cashless gaming, also known as "ticket-in-ticket-out" ("TITO"), reduces the amount of cash utilized in slot machines by dispensing bar-coded tickets instead of cash for jackpots and cash-outs. QuikTicket is a product under development that allows a cash access transaction to be completed with a bar coded ticket in lieu of cash at an ATM or one of our full service kiosks. In addition to QuikTicket, we are exploring other potential cashless gaming products and services. We are currently in the process of obtaining regulatory approvals from gaming authorities for QuikTicket.

        TableXchange.    The TableXchange device connects table games to a casino's existing TITO network allowing for scanning and printing of TITO vouchers. This technology creates a common currency across the casino, creates a bridge between slots and tables, and helps casinos identify valuable crossover players. The TableXchange device further streamlines casino operations by virtually eliminating the need to replenish chips at table games. The TableXchange device is also fitted with a Magstripe reader to record and update Player's Club Cards, enabling players to receive loyalty points for activity at table games. In addition, the TableXchange device provides a variety of administrative interface features to assist the casinos. These functions include a numeric keypad and touch screen with currency type, table-limit selection, manual printer controls and the ability to print promotional coupons and audit reports on demand.

        Internet Gaming Solution.    Recently, several states, including Nevada and Delaware have passed implementing legislation to allow certain intra-state, wager-based, online casino gaming activity such as online poker. These legislative efforts are based on the United States Department of Justice's recent interpretation in late 2011 that the prohibitions of the Wire Act are limited to sports-related wager-based online gaming activity. Although these states have adopted implementing legislation authorizing certain wager-based casino games, the legislative and regulatory environment surrounding online wager-based casino games in the United States remains uncertain and complex and it is unclear how the legislative and regulatory framework governing these activities will evolve in the future. However, in anticipation of this potentially significant opportunity in the online gaming sector, we have begun the development of a licensed end-to-end payment, patron e-wallet and management solution through collaboration with Live Gamer, Inc., a leading independent wallet, analytics and media supplier for the social gaming space worldwide that we intend to offer to operators of online wager-based casino games. The proposed solution combines our casino cash management products with Live Gamer's monetization and virtual currency solutions for the social and play-for-fun industry. The proposed integrated solution is designed to enable our customers to easily transition gaming activities from offline to online and back and is designed to allow operators to expand their player base, broaden feature functionality and maximize patron loyalty across the gaming enterprise.

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

Intellectual Property

        We believe that the ability to introduce and respond to technological innovation in the gaming industry will be an increasingly important qualification for the future success of any provider of cash access services. Our continued competitiveness will depend on the pace of our product development; our patent, copyright, trademark and trade secret protection; and our relationships with customers. Our business development personnel work with gaming establishments, our technology and other strategic partners and the suppliers of the financial services upon which our cash access services rely to design and develop innovative cash access products and services and to identify potential new solutions for the delivery and distribution of cash in gaming establishments.

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

Customers

        Our more than 1,000 gaming establishment customer locations include: traditional land-based casinos, riverboats and cruise ships with gaming operations, gaming establishments operated on Native American lands, pari-mutuel wagering facilities and card rooms.

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

        For the years ended December 31, 2012 and 2011, no single customer accounted for more than 10% of the Company's revenues. For the year ended December 31, 2010, the combined revenue from all segments for our largest customer, Caesars, was approximately $79.6 million, representing 13% of the Company's total consolidated revenues. Our five largest customers accounted for approximately 34%, 28% and 35% of our total revenue in 2012, 2011 and 2010, respectively.

Sales and Marketing

        We sell and market our products and services to gaming establishments primarily through the use of a direct sales force. The target customers of our direct sales force are gaming establishments in the United States and in international markets where gaming is conducted. Revenues from our operations outside the United States were $10.0 million, $8.0 million and $7.6 million, or 1.7%, 1.5% and 1.3%, of our total revenues, for the years ended December 31, 2012, 2011 and 2010, respectively.

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

        Recently, we have faced increased competition from smaller competitors who have entered the market. These are typically independent sales organizations ("ISOs") that tend to provide basic services and aggressive pricing. In addition, we may face competition in the future from gaming equipment manufacturers and system providers. This increased competition amongst these various providers of cash access services has resulted in pricing pressure and margin erosion with respect to our core cash access products and services.

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

Land-Based Gaming Regulation

        We are subject to a variety of gaming and other regulations in the jurisdictions in which we operate. As a general matter, we are regulated by gaming commissions or similar authorities at the state or tribal level, such as the Nevada Gaming Control Board. In general, in those jurisdictions where we sell and service slot machine ticket redemption devices and jackpot kiosks, we are considered a supplier of "associated equipment" and could be required by the regulatory authorities, in their discretion, to file a license application. In such event, any of our officers, directors or beneficial owners of our securities could be required to apply for a license or a finding of suitability. Most of the jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machines or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors, construction contractors and laundry and linen suppliers. In general, in those jurisdictions where we provide cash access and Central Credit services but do not sell or service slot machine ticket redemption devices or jackpot kiosks, we are typically characterized as a non-gaming supplier or vendor, and we typically must obtain a non-gaming supplier's or vendor's license, qualification or approval with respect to the provision of our cash access and Central Credit services. The licensure, qualification and approval requirements and the regulations imposed on non-gaming suppliers and vendors are generally less stringent than for gaming-related suppliers and vendors, and as such, we are often subject to a lesser degree of regulation than our customers that directly engage in gaming activities. However, some of the jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors, and other jurisdictions categorize our services and/or products as gaming related, and we are subject to the same stringent licensing, qualification or approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Most state and many tribal gaming regulators require us to obtain and maintain a permit or license to provide our services to gaming establishments. The process of obtaining such permits or licenses often involves substantial disclosure of information about us, our officers, directors and beneficial owners of our securities, and involves a determination by the regulators as to our suitability as a supplier or vendor to gaming establishments.

        As a provider of slot machine ticket redemption devices and jackpot kiosks, we are required to obtain and maintain a gaming-related supplier's license in those jurisdictions where we sell and service gaming-related devices. Although we have obtained the necessary gaming related supplier's license in a substantial majority of those jurisdictions where we sell and service slot machine ticket redemption devices and jackpot kiosks, we are currently operating under temporary approvals in some of these jurisdictions. As discussed above, the initial and ongoing licensure requirements imposed on gaming-related suppliers as compared to non-gaming related vendors or suppliers are, in general, substantially more burdensome. Such licensure requirements may include, but are not limited to the following: requiring the licensure or finding of suitability of any of our officers, directors, key employees or beneficial owners of our securities as well as our key third party vendors, suppliers, customers and other companies with whom we conduct business; the termination or disassociation with such officer, director, key employee or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; the submission of reports of material loans, leases and financing; and, the regulatory approval of some commercial transactions, such as the transfer or pledge of our stock or other equity interests. These regulatory burdens are imposed upon gaming-related suppliers or vendors on an ongoing basis and there is no guarantee that we will be successful in obtaining and maintaining all necessary licenses and permits and to continue to hold other necessary gaming licenses and permits to conduct our business as currently being conducted by us. In addition, the expansion of our business, the introduction of new cash access products or services, or changes to applicable rules and regulations may result in additional regulatory or licensing requirements being imposed upon us. In addition, we also may be required to submit software and other key technology components of our slot machine ticket redemption devices to government or third party gaming laboratories for testing and certification prior to deploying such devices in a particular gaming jurisdiction.

        The State of Nevada has amended the Nevada Gaming Control Act to require companies that provide cash access services to gaming establishments within the State of Nevada to obtain and maintain a cash access service provider license from the Nevada Gaming Commission. In general, the licensure requirements for a cash access service provider are substantially similar to those imposed upon applicants for non-restricted gaming licenses. We were granted a cash access service provider license as well as a finding of suitability as a manufacturer and distributor of associated equipment by the Nevada Gaming Commission in March 2012.

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

        The following table provides an overview of our licensing status in jurisdictions located within the United States together with the percentage of total U.S.-based revenue derived in each such jurisdiction (inclusive of revenue derived from Native American gaming establishments):

Table of Geographic Concentration and Licensing Status

			Gaming Licnese Required(3)(4)
	Revenue Percentage(1)(2)				Status
			Kiosk Sales	GCA or Holdings	Kiosk Sales	GCA or Holdings
Location	2012	2011
California	9%	10%	Yes	Yes	Pending	Pending
Florida	8%	9%	Yes	No	Granted	N/A
Illinois	9%	3%	Yes	No	Granted	N/A
Indiana	8%	4%	Yes	Yes	Granted	Granted
Mississippi	8%	3%	Yes	No	Granted	N/A
Nevada	20%	22%	Yes	Yes	Granted	Granted
Oklahoma	5%	5%	No	No	N/A	N/A
Pennsylvania	8%	7%	Yes	Yes	Granted	Granted
All other	25%	37%	N/A	N/A	N/A	N/A

(1)
All other represents jurisdictions with less than 5% of our revenue based on the 2012 results.

(2)
Foreign jurisdictions are excluded from this table.

(3)
In certain jurisdictions in which gaming is undertaken by tribal gaming authorities pursuant to contracts between such tribal gaming authority and the federal and state governments, we may be required to obtain a license, approval or waiver from such tribal gaming authority in order to provide services to such tribal casino. The regulations governing such licensure, approval or waiver are distinct and separate from any licensure, approval or waiver that may be required by any state authority.

(4)
In certain jurisdictions, the applicable gaming regulations provide that entities which meet certain qualifications are exempt from obtaining otherwise required licensure. Such qualifications include, but are not limited to, such entity being currently licensed in another enumerated jurisdiction or the shares of stock of such entity being publicly traded on a recognized exchange.

Online Gaming Regulation

        Recently, several states, including Nevada and Delaware have passed implementing legislation to allow certain intra-state, wager-based, online casino gaming activity such as online poker. These legislative efforts are based on the United States Department of Justice's recent interpretation in late 2011 that the prohibitions of the Wire Act are limited to sports-related wager-based online gaming activity. Although these states have adopted implementing legislation authorizing certain wager-based casino games, the legislative and regulatory environment surrounding online wager-based casino games in the United States remains uncertain and complex and it is unclear how the legislative and regulatory framework governing these activities will evolve in the future. Many of these states have yet to introduce or finalize regulations regarding the licensing and operational requirements regarding online, wager-based activity including the licensing and technological requirements relating to the funding and processing of payments relating to online, wager-based casino gaming activity. To date, no online wager-based casino activity has occurred under this state legislation and it is unclear whether any states will allow online, wager-based casino gaming activity absent federal legislation expressly authorizing such activity. In addition, the funding of online casino gaming activity will also be subject to the requirement of the Unlawful Internet Gaming Enforcement Act which may prohibit or significantly impede the funding of online, wager-based gaming activity.

Financial Services Regulation

        Durbin Amendment.    On June 29, 2011, the Federal Reserve Board issued a final rule establishing standards for debit card interchange fees, among other things, which took effect on October 1, 2011. This rule, Regulation II (Debit Card Interchange Fees and Routing) was promulgated pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (as modified by the Durbin Amendment) and establishes, among other things, standards for assessing whether debit card interchange fees received by certain debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Debit card interchange fees are established by payment card networks and ultimately paid by merchants to debit card issuers for each debit transaction.

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

        Debt Collection.    We currently outsource most of our debt collection efforts to third parties. In some circumstances, however, we engage in debt collection to collect on our dishonored checks purchased by Central Credit pursuant to our check warranty services, chargebacks on our cash access products and unpaid balances for services performed for our check services, Central Credit services, receivables relating to the sale and service of slot machine ticket redemption devices and jackpot kiosks and other amounts owing to us in connection with performing various services for our customers. All such collection practices may be subject to the Fair Debt Collections Practices Act, which prohibits unfair, deceptive or abusive debt collection practices, as well as consumer-debt-collection laws and regulation adopted by the various states.

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

        ATM Operations.    The Electronic Fund Transfer Act requires us to disclose certain notices regarding the fees that we charge for performing an ATM transaction as well as incorporating such notices on the ATM screens to notify patrons of such fees prior to completing an ATM transaction. Our ATM services are subject to applicable state banking regulations in each jurisdiction in which we operate ATMs. These regulations require, among other things, that we register with the state banking regulators as an operator of ATMs, that we provide gaming patrons with notices of the transaction fees assessed upon use of our ATMs, that our transaction fees do not exceed designated maximums, that we offer gaming patrons a means of resolving disputes with us, and that we comply with prescribed safety and security requirements. In addition, the ATMs that we operate are subject to requirements of the Americans with Disabilities Act which in general require that ATMs be accessible to individuals with disabilities, such as visually-impaired persons. New and stricter regulations under the Americans with Disabilities Act regarding accessibility to ATMs went into effect in March 2012.

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

Employees

        As of December 31, 2012, we had 435 employees. We are not subject to any collective bargaining agreements and have never been subject to a work stoppage. We believe that we have maintained good relationships with our employees.

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

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

Our business is dependent upon consumer demand for gaming and cash access services and overall economic trends specific to the gaming and cash access industries.

        Our customers consist almost entirely of casinos and other gaming establishments. As a result, our business is dependent upon consumer demand for gaming. Gaming is a discretionary leisure activity, the volume of which is difficult to predict. It is also difficult to foresee consumer patterns related to the use and mix of our products and services and shifts in these patterns could have a negative impact on our business. We believe this uncertainty is primarily attributable to patrons' reduced access to credit as well as patrons' attempts to manage their overall spending patterns. These trends have had an adverse impact on our results of operations.

        In addition, less than favorable economic conditions could reduce consumer disposable income and demand, which may have a material adverse effect on our business.

If we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition and operating results may suffer a material adverse effect.

        We enter into contracts with our gaming establishment customers to provide our cash access products and related services. Our contracts typically have an average term of three years in duration, but some are terminable upon 30 days advance notice or are terminable by our gaming establishment customers in the event that we fail to satisfy specific covenants set forth in the contracts, including gaming regulatory compliance and service level covenants. We are typically required to renegotiate the terms of our customer contracts upon their expiration, and in some circumstances we may be forced to modify the terms of our contracts before they expire. When we have successfully renewed these contracts, these negotiations have in the past resulted in, and in the future may result in, financial and other terms that are less favorable to us than the terms of the expired contracts. In particular, we are often required to pay a higher commission rate to a gaming establishment than we previously paid in order to renew the relationship. Assuming constant transaction volume, increases in commissions or other incentives paid to gaming establishments would negatively impact our operating results. We may not succeed in renewing these contracts when they expire, which would result in a complete loss of revenue from that customer, either for an extended period of time or forever. If we are required to pay higher commission rates or agree to other less favorable terms to retain our customers or we are not able to renew our relationships with our customers upon the expiration of our contracts, our business, financial condition and operating results would be harmed.

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

        Recently, we have faced increased competition from smaller companies who have entered the market. These organizations tend to provide basic services and aggressive pricing. In addition, we may face competition in the future from gaming equipment manufacturers and system providers. This increased competition amongst these various providers of cash access services has resulted in pricing pressure and margin erosion with respect to our core cash access products and services.

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

Consolidation among our customers could have a material adverse effect on our revenues and profitability.

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

        Several EFT networks that support ATM transactions, including Visa, MasterCard and Star, have implemented changes in their interchange reimbursement structure for ATM transactions that became effective beginning in January 2012 through April 2012. These changes have materially reduced the net reimbursement that the Company received from ATM transactions processed on the respective networks. Contractually, we are allowed to pass these changes on to the substantial majority of our customers, however, certain of our contracts with gaming operators do not enable us to pass through such amounts. To the extent our transaction volumes remain constant and the net reimbursement for ATM transactions is reduced, our net income would decrease, which may result in a material adverse impact on our revenues and operating results.

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

        Our indebtedness could have important consequences. For example, it:

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

        In addition, the senior credit facility that we entered into in 2011, as amended (the "New Senior Credit Facility") contains restrictive and financial covenants that may limit our ability to engage in activities that we may believe to be in our long-term best interests. Specifically, the New Senior Credit Facility contains affirmative and negative covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, acquisitions and dispositions, and the payment of dividends and other restricted payments. In addition, the New Senior Credit Facility contains financial covenants requiring us to have a maximum leverage ratio and a minimum interest coverage ratio which are discussed in more detail in the section entitled "Borrowings under the New Senior Credit Facility" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Our failure to comply with these covenants could result in an event of default, which if not cured or waived, could result in the acceleration of all of our debt under the New Senior Credit Facility.

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

        The terms of our New Senior Credit Facility require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which will reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes.

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

        Acquisitions and strategic investments could also result in substantial cash expenditures, the dilutive issuance of our equity securities, the incurrence of additional debt and contingent liabilities, and amortization expenses related to other intangible assets that could adversely affect our business, operating results and financial condition. Acquisitions and strategic investments may also be highly dependent upon the retention and performance of existing management and employees of acquired businesses for the day-to-day management and future operating results of these businesses. Our ability to consummate acquisitions may be impaired by a number of factors, including decreases in the trading price of our common stock, our inability to comply with covenants relating to our existing debt or our inability to incur additional debt that is required to consummate acquisitions or finance the post-closing operation of acquired businesses.

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

        As of December 31, 2012, all of our indebtedness under our New Senior Credit Facility was at a variable interest rate tied to LIBOR. Any material increases to LIBOR could increase the amount of interest we are required to pay under the New Senior Credit Facility and adversely affect our business.

An unexpectedly high level of chargebacks, as the result of fraud or otherwise, could adversely affect our cash access business.

        When patrons use our cash access services, we either dispense cash or produce a negotiable instrument that can be exchanged for cash. If a completed cash access transaction is subsequently disputed, and if we are unsuccessful in establishing the validity of the transaction, we may not be able to collect payment for such transaction and such transaction becomes a chargeback. In the event that we incur chargebacks in excess of specified levels, we could lose our sponsorship into the card associations. In addition, in the event that we incur chargebacks in excess of specified levels, we could be censured by the card associations by way of fines or otherwise. Our failure to adequately manage our chargebacks could have a material adverse effect on our business.

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

        We currently rely on TeleCheck and Central Credit to provide check warranty services to many of our customers. When a gaming establishment obtains an authorization from either TeleCheck or Central Credit pursuant to their check warranty service, the respective provider warrants payment on the patron's check. If the patron's check is subsequently dishonored upon presentment for payment, TeleCheck or Central Credit must purchase the dishonored check from the gaming establishment for its face amount. Pursuant to the terms of our contract with TeleCheck and as a part of Central Credit's service, we are responsible for all of the losses associated with these dishonored checks. There is no limit on the aggregate dollar amount to which we are exposed, which is a function of the face amount of checks warranted. We manage and mitigate the risks associated with these dishonored checks through the use of risk analytics, data from third party databases, proprietary information from our own systems and collection efforts, including the additional fees that we are entitled to collect from check writers of dishonored checks. During the years ended December 31, 2012 and 2011, our warranty expenses with respect to warranty service were $9.8 million and $10.4 million, respectively. We have full control over the decision to warrant payment on a particular check under both platforms. If we fail to make sound risk assessment decisions or our risk analytics are ineffective in the approval of checks to be warranted, we may incur an unexpectedly high level of check warranty expenses at any time.

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

        Our products and services, and the networks and third-party services upon which our products and services are based, are complex and may contain undetected errors, which may cause us to suffer unexpected failures and security breaches. We are exposed to the risk of failure or security breaches of the computer systems that are owned, operated and managed by TSYS Acquiring Solutions, LLC ("TSYS") and other third party service providers, which we do not control. TSYS and certain other providers own the data centers through which most of our transactions are processed, and we rely on TSYS and these other providers to maintain the security and integrity of our transaction data, including confidential consumer data. In addition, we are exposed to the risk of failure and security breaches of our proprietary computer systems, many of which are deployed, operated, monitored and supported by TSYS. We rely on TSYS to detect and respond to errors and failures in our proprietary computer systems. We also rely on several other third party vendors for hosting services, software development and system support of the self-service slot ticket and player point redemption kiosks that incorporate our cash access services. We also are exposed to the risk of failure of card association and electronic funds transfer networks that are used to process and settle our transactions. These networks, which are owned and operated by others, are subject to planned and unplanned outages and may suffer degradations in performance during peak processing times. Finally, we are subject to the risk of disruption to, or failure of, the telecommunications infrastructure upon which the interfaces among these systems are based. All of these systems and networks, upon which we rely to provide our services, are potentially vulnerable to computer viruses, physical or electronic security breaches, natural disasters and similar disruptions, which could lead to interruptions, delays, loss of data, public release of confidential data or the inability to complete patron transactions, or the loss of customers, all of which could have a material adverse effect on our business and operating results.

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

        Check Warranty Services.    We rely on TeleCheck to provide the majority of the check warranty services that our gaming establishment customers contract with us to use when cashing patron checks.

        Authorizations and Settlement.    We rely on TSYS to provide processing services for the substantial majority of our transactions by obtaining authorizations for credit card cash access transactions, POS debit card transactions, ATM cash withdrawal transactions and to provide settlement transaction files to card associations for some of these transactions. In addition, TSYS may in some cases be dependent upon a single access point to connect to the various transaction processing networks.

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

        ATM Cash Supply.    We have a Contract Cash Solutions Agreement with Wells Fargo to provide cash for substantially all of our ATMs. This agreement calls for up to $500.0 million in available cash and expires in November 2014. If our business demand for cash exceeds this limit or we default or cannot renew this limit we may have an inadequate supply of cash for our ATMs.

        Product Development.    We rely on our strategic and technology partners for some of our product development. These activities have risks resulting from unproven combinations of disparate products and services, reduced flexibility in making design changes in response to market changes, reduced control over product completion schedules and the risk of disputes with our joint venture partners and strategic partners.

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

        Our ability to grow our business through the introduction of new products and services depends in part on our joint development activities with third parties over whom we have little or no control. We have engaged in joint development projects with third parties in the past, including with Live Gamer with respect to our proposed funding and cash access solutions for Internet gaming and we expect to continue doing so in the future. Joint development can magnify several risks for us, including the loss of control over development of aspects of the jointly developed products and disputes with our joint venture partners.

We may not successfully enter new markets.

        If and as new and developing domestic markets develop, competition among providers of cash access products and services will intensify. If we attempt to enter these markets, we will have to expand our sales and marketing presence in these markets. In competitive bidding situations, we may not enjoy the advantage of being the incumbent provider of cash access products and services to gaming establishments in these new markets and developers and operators of gaming establishments in these new markets may have pre-existing relationships with our competitors. We may also face the uncertainty of compliance with new or developing regulatory regimes (including regulatory regimes relating to Internet gaming) with which we are not currently familiar and oversight by regulators that are not familiar with us or our business. Each of these risks could materially impair our ability to successfully expand our operations into these new and developing domestic markets.

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

        Our assessment of our internal control over financial reporting has identified material weaknesses in the past, each of which was subsequently remediated. New material weaknesses may arise in the future. Any material weaknesses could cause us to fail to meet our reporting obligations, cause investors to lose confidence in our reported financial information, cause a decline or volatility in our stock prices, cause a reduction in our credit ratings or tarnish our reputation. Also, increased expenses due to remediation costs and increased regulatory scrutiny are also possible. Failure to remediate the prior material weaknesses in full or the need to remediate a future material weakness could adversely affect our financial condition or results of operations. Inadequate internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our reputation.

Changes by M&C International and First Data to certain of their tax returns may have an impact on the value of a component of our deferred tax asset. In addition, changes in tax laws, regulations and interpretations may adversely affect our business.

        In connection with a recapitalization and private equity restructuring that occurred in 2004 involving our former owners First Data Corporation ("First Data"), M&C International ("M&C") and entities affiliated with Bank of America, N.A., we recorded a deferred tax asset of $247.0 million. In connection with this deferred tax asset, we expect to pay a significantly lower amount in United States federal income taxes than we provide for in our income statements. Our calculation of the starting balance of the deferred tax asset is based upon information we received from M&C International and First Data about the gains they recorded in the transaction. If M&C International or First Data change their calculation of the gains and file amended tax returns, we may be required to recalculate the starting balance of the deferred tax asset and the annual amortization thereof.

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

        As of December 31, 2012, five investment funds beneficially owned approximately 32% of our common stock as shown in their ownership filings made in February 2013. Although we have no voting agreements or arrangements with any of the funds, and, to our knowledge, the funds are not affiliated with one another, each of the funds, individually or collectively, could be in a position to substantially influence the outcome of any corporate actions requiring stockholder approval, including the election of directors and mergers, acquisitions and other significant corporate transactions. These investment funds may delay, or prevent, a change of control from occurring even if the change of control could appear to benefit the stockholders. These investment funds may also have interests that differ from our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interests.

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

        Our ATM services are subject to the applicable federal, state and local banking regulations in each jurisdiction in which we operate ATMs, which regulations relate to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs and our ability to surcharge cardholders who use our ATMs and the notices and form of notices that must be disclosed with respect to the fees we charge to patrons in connection with our ATM services. These regulations may impose significant burdens on our ability to operate ATMs profitably in some locations, or at all and our business operating results could be adversely affected. Moreover, because these regulations are subject to change, we may be forced to modify our ATM operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide ATM services at gaming establishments.

        If federal, state, local or foreign authorities adopt new laws or regulations or raise enforcement levels on existing laws and regulations that make it more difficult for us to operate our ATM business, then our revenues and earnings may be negatively affected. If legislation or regulations are enacted in the future that adversely impact our ATM business, we may be forced to modify our operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide ATM at gaming establishments and our business, financial condition and operating results would be harmed.

        In addition, ATMs are subject to requirements of the Americans with Disabilities Act which in general require that ATMs be accessible to individuals with disabilities, such as visually-impaired persons. New and stricter regulations under the Americans with Disabilities Act regarding accessibility to ATMs went into effect in March 2012. If we are unable to maintain compliance with these stricter regulations, our business financial condition and operating results could be harmed.

We are subject to extensive governmental gaming regulation, which may harm our business.

        We are subject to a variety of regulations in the jurisdictions in which we operate. Most of the gaming regulators in jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machine or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors and construction contractors. In general, in those jurisdictions where we provide cash access and Central Credit services but do not sell or service slot machine ticket redemption devices or jackpot kiosks, we are typically characterized as a non-gaming supplier or vendor and we must obtain a non-gaming supplier's or vendor's license, qualification or approval. The obtaining of these licenses, qualifications or approvals and the regulations imposed on non-gaming suppliers and vendors are typically less stringent than for gaming related suppliers and vendors. However, some of the gaming regulators in jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors, and in those jurisdictions we currently are subject to the same stringent licensing, qualification and approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Such requirements include licensure or finding of suitability for some of our officers, directors and beneficial owners of our securities. If gaming regulatory authorities were to find any such officer, director or beneficial owner unsuitable, or if any such officer, director, or beneficial owner fails to comply with any licensure requirements, we would be required to sever our relationship with that person. Severing our relationship with a person may require such individual to cease providing services to us in any capacity, including as an officer, director, employee or consultant, and to divest himself, herself or itself of all or substantially all equity interests in us, and require us to refrain from conducting any business or maintaining any business relationship with such person or any entity that such person is a director, officer or stockholder of or otherwise affiliated with. Any of the foregoing could be costly to the Company and materially disruptive of its management and operations. Our failure to sever our relationship with a person in a manner acceptable to the gaming regulatory authorities or at all may result in the loss or denial of licensure or a finding of unsuitability, which loss or denial of licensure or finding of unsuitability by a gaming regulatory authority may prohibit us from continuing to operate in such jurisdiction. Any loss or denial of licensure or finding of unsuitability in any one jurisdiction would likely result in similar adverse regulatory actions in several other jurisdictions, resulting in a domino effect of adverse regulatory actions.

        The State of Nevada recently adopted amendments to the Nevada Gaming Control Act with respect to the licensure of cash access providers. In general, these amendments require companies that provide cash access services to gaming establishments within the State of Nevada to obtain and maintain a cash access service provider license from the Nevada Gaming Commission. In general, the licensure requirements for a cash access service provider are substantially similar to those imposed upon applicants for non-restricted gaming licenses. We were granted a cash access service provider license as well as a finding of suitability as a manufacturer and distributor of associated equipment by the Nevada Gaming Commission in March 2012. Our failure to maintain either the cash access service provider license or a finding of suitability from the Nevada Gaming Commission will have a material adverse effect on our business.

        We are required to obtain and maintain a gaming-related supplier's license in those jurisdictions where we sell and service gaming-related devices. Although we have obtained the necessary gaming related supplier's license in a substantial majority of those jurisdictions where we sell and service slot machine ticket redemption devices and jackpot kiosks, we are currently operating under temporary approvals in some of these jurisdictions. As discussed above, the initial and ongoing licensure requirements imposed on gaming-related suppliers as compared to non-gaming related vendors or suppliers are, in general, substantially more burdensome. Such licensure requirements may include, but are not limited to the following: requiring the licensure or finding of suitability of any of our officers, directors, key employees or beneficial owners of our securities, as well as our key third party vendors, suppliers, customers and other companies with whom we conduct business; the termination or disassociation with such officer, director, key employee or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; the submission of reports of material loans, leases and financing; and, the regulatory approval of some commercial transactions, such as the transfer or pledge of equity interests in the Company. These regulatory burdens are imposed upon gaming-related suppliers or vendors on an ongoing basis and there is no guarantee that we will be successful in obtaining and maintaining all necessary licenses and permits and to continue to hold other necessary gaming licenses and permits to conduct our business as currently being conducted by us. In addition, we also may be required to submit software and other key technology components of our slot machine ticket redemption devices to government or third party gaming laboratories for testing and certification prior to deploying such devices in a particular gaming jurisdiction.

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

        Our Central Credit gaming patron credit bureau services are subject to the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003 and similar state laws. The collection practices that are used by our third party providers and us may be subject to the Fair Debt Collections Practices Act and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to state and local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs, our ability to surcharge cardholders who use our ATMs and the notices and form of notices that must be disclosed regarding the provision of our ATM services. The cash access services we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. We are required to file suspicious activity reports, or SARs, with respect to transactions completed at all gaming establishments at which our cash access services are provided. If we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher or offer our QuikCredit service, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers. We also are subject to various state licensing requirements and regulations governing money transmitters.

        We are subject to formal or informal audits, inquiries or reviews from time to time by the regulatory authorities that enforce these financial services rules and regulations. In the event that any regulatory authority determines that the manner in which we provide cash access services, patron marketing services, or gaming patron credit bureau services is not in compliance with existing rules and regulations; or the regulatory authorities adopt new rules or regulations that prohibit or restrict the manner in which we provide cash access services, patron marketing services, or gaming patron credit bureau services, then these regulatory authorities may force us to modify the manner in which we operate, or stop processing certain types of cash access transactions, providing patron marketing services or gaming patron credit bureau services altogether. We may also be required to pay substantial penalties and fines if we fail to comply with applicable rules and regulations. For example, if we fail to file CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with either the Bank Secrecy Act or the USA PATRIOT Act of 2001, we could be subject to substantial civil and criminal penalties. In addition, our failure to comply with applicable rules and regulations could subject us to private litigation.

Consumer privacy laws may change, requiring us to change our business practices or expend significant amounts on compliance with such laws.

        Our patron marketing and database services depend on our ability to collect and use non-public personal information relating to patrons who use our products and services and the transactions they consummate using our services. We are required by federal and state privacy laws and rules to safeguard and protect the privacy of such information, to make disclosures to patrons regarding our privacy and information sharing policies and, in some cases, to provide patrons an opportunity to "opt out" of the use of their information for certain purposes. The failure or circumvention of the means by which we safeguard and protect the privacy of information we gather may result in the dissemination of non-public personal information, which may harm our reputation and may expose us to liability to the affected individuals and regulatory enforcement proceedings or fines. Regulators reviewing our policies and practices may require us to modify our practices in a material or immaterial manner or impose fines or other penalties if they believe that our policies and practices do not meet the necessary standard. To the extent that our patron-marketing and database services have in the past failed or now or in the future fail to comply with applicable law, our privacy policies or the notices that we provide to patrons, we may become subject to actions by a regulatory authority or patrons which cause us to pay monetary penalties or require us to modify the manner in which we provide patron-marketing and database services. To the extent that patrons exercise their right to "opt out," our ability to leverage existing and future databases of information would be curtailed. Consumer and data privacy laws are evolving, and due to recent high profile thefts and losses of sensitive consumer information from protected databases, such laws may be broadened in their scope and application, impose additional requirements and restrictions on gathering, encrypting and using patron information or narrow the types of information that may be collected or used for marketing or other purposes or require patrons to "opt-in" to the use of their information for specific purposes, or impose additional fines or potentially costly compliance requirements which will hamper the value of our patron-marketing and database services.

Our proposed strategy of providing various payment and funding solutions for wager-based online casino games in the United States is subject to a nascent and uncertain legal and regulatory environment and various business risks typically associated with developing and launching a new product, service or solution.

        Until late 2011, the Federal government had interpreted the Wire Act to ban all types of online, wager-based casino gaming activity such as online poker. Recently, several States, including Nevada, New Jersey and Delaware have passed implementing legislation to allow certain intra-state, wager-based, online casino gaming activity such as online poker based on the United States Department of Justice's recent interpretation in late 2011 that the prohibitions of the Wire Act are limited to sports-related wager-based online gaming activity. Although these States have adopted implementing legislation authorizing certain wager-based casino games, the legislative and regulatory environment surrounding online wager-based casino games in the United States remains uncertain and complex and it is unclear how this legislative and regulatory framework will evolve in the future. Many of these States have yet to introduce or finalize regulations regarding the licensing and operational requirements regarding online, wager-based activity including the licensing and technological requirements relating to the funding and processing of payments relating to online, wager-based casino gaming activity. To date, no online wager-based casino activity has occurred under this State legislation and it is unclear whether a sustainable Internet gaming market can develop in the United States, absent specific federal legislation governing such activity. In addition, the funding of online casino gaming activity will also be subject to the requirement of the Unlawful Internet Gaming Enforcement Act which may prohibit or significantly impede the funding of online, wager-based gaming activity.

        This uncertain and evolving legal and regulatory environment may make it difficult to execute on our proposed strategy of providing various payment and funding solutions for online, wager-based casino games. In addition, our ability to provide such solutions is subject to a variety of business risks associated with launching a new product, service or solution, including, without limitation, our reliance upon third party technology providers, our ability to successfully market and sell such solutions, cost overruns, and our ability to obtain all necessary legal and regulatory approvals to provide such solutions.

Risks related to our capital structure

Our common stock has been publicly traded since September 2005 and we expect that the price of our common stock will fluctuate substantially.

        There has been a public market for our common stock since September 2005. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including those described above under "—Risks related to our business," "—Risks related to the industry" and the following:

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

        In the future, we will also issue additional shares or options, to purchase additional shares, to our employees, directors and consultants, in connection with corporate alliances or acquisitions, and in follow-on offerings to raise additional capital. Based on all of these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales could reduce the market price of our common stock. In addition, future sales of our common stock by our stockholders could make it more difficult for us to sell additional shares of our common stock or other securities in the future.

Changing conditions could impact our stock repurchase program.

        In October 2012, our Board of Directors authorized a new share repurchase program of up to $40.0 million during a two year period. The repurchase program authorizes the Company to buy its common stock from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The share repurchase program is subject to prevailing market conditions and other considerations and may be suspended or discontinued at any time. In addition, we may not utilize the entire amount approved by the Board of Directors.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located in a facility in Las Vegas, Nevada consisting of approximately 40,000 square feet of office space, which is under a lease through April 2013. In October 2012, we entered into a long-term lease agreement related to office space for our new corporate headquarters located in Las Vegas, Nevada consisting of approximately 59,000 square feet. We also lease several other properties that are used to support all our products and services: remote sales offices in Egg Harbor Township, New Jersey under a lease through September 2013 and in Macau SAR under a lease through November 2013, a facility in Burnsville, MN to support our technology development under lease through February 2013 that transitioned to a month-to-month lease for which we are currently exploring renewal options and our manufacturing facility in Las Vegas, Nevada where we support our redemption device operations that is under lease through November 2014.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has traded on the New York Stock Exchange under the symbol "GCA" since September 2005. On February 28, 2013 there were three holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

        The following table sets forth for the indicated periods, the high and low sale prices per share of our common stock:

	Price Range
	High	Low
2012
First Quarter	$7.83	$4.47
Second Quarter	8.71	6.28
Third Quarter	8.51	6.28
Fourth Quarter	8.19	6.74
2011
First Quarter	$3.96	$2.95
Second Quarter	3.34	2.58
Third Quarter	3.26	2.07
Fourth Quarter	4.90	2.18

        On February 28, 2013, the closing sale price of our common stock on the New York Stock Exchange was $7.10.

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

Common Stock Repurchases

        Our Board of Directors has authorized and approved a new share repurchase program granting us the authority to repurchase up to $40.0 million of outstanding Company common stock over a two year period, which commenced in the first quarter of 2013. This new share repurchase program superseded the share repurchase program that was authorized in February 2010. We intend to finance the share repurchases with cash on hand. The repurchase program authorizes us to buy our common stock from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The share repurchase program is subject to prevailing market conditions and other considerations and may be suspended or discontinued at any time.

        There were no common stock repurchases by us under the repurchase program for the years ended December 31, 2012 and December 31, 2011.

        In April 2010, the Company repurchased in a privately negotiated transaction 3,105,590 shares of its outstanding common stock from various entities affiliated with an investment firm for an aggregate purchase price of $25.0 million at a purchase price of $8.05 per share of common stock. A member of our Board of Directors was a managing partner of the investment firm until his term expired in April 2010. We funded this repurchase with cash on hand. This repurchase was authorized by our Board of Directors in March 2010, separate and apart from the $25.0 million share repurchase program previously made in February 2010.

        In February 2010, pursuant to Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, our Board of Directors authorized the repurchase of up to $25.0 million of outstanding common stock, subject to compliance with such contractual limitations on such repurchases under our financing agreements in effect from time to time, including but not limited to those relating to our senior secured indebtedness and senior subordinated notes. For the year ended December 31, 2010, we repurchased 2,000,000 shares of our common stock pursuant to this repurchase authorization for an aggregate purchase price of $7.7 million. For the years ended December 31, 2012 and 2011, we repurchased or withheld from restricted stock awards 38,331 and 59,167 shares, respectively, of common stock at an aggregate purchase price of $0.3 million and $0.2 million, respectively, to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

	Total Number of Shares Withheld		Average Share Withheld		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Rule 10b-18 Repurchases
10/1/12 - 10/31/12	—	(1)	—		—	(1)	$40,000,000	(4)
11/1/12 - 11/30/12	—	(1)	—		—	(1)	$40,000,000	(4)
12/1/12 - 12/31/12	—	(1)	—		—	(1)	$40,000,000	(4)

Sub-Total	—	(1)	—		—	(1)
Tax Withholdings
10/1/12 - 10/31/12	3,270	(2)	$7.63	(3)	3,270	(2)	$—	(4)
11/1/12 - 11/30/12	3,262	(2)	6.84	(3)	3,262	(2)	$—	(4)
12/1/12 - 12/31/12	3,280	(2)	7.35	(3)	3,280	(2)	$—	(4)

Sub-Total	9,812	(2)	7.27	(3)	9,812	(2)

Total	9,812		$7.27		9,812

(1)
For the year ended December 31, 2012, there were no repurchases of common stock pursuant to the Rule 10b-18 share repurchase authorization that we publicly announced in February 2010 that authorized the repurchase of up to $25.0 million worth of common stock that was superseded by the new share repurchase program the Board of Directors authorized in October 2012 as discussed in note 4 below.

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

(4)
Our Board of Directors has authorized and approved a new share repurchase program granting us the authority to repurchase up to $40.0 million of outstanding Company common stock over a two year period, which commenced in the first quarter of 2013. This new share repurchase program superseded the share repurchase program that was authorized in February 2010.

STOCK PERFORMANCE GRAPH

        The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor's ("S&P") 500 Index and the S&P Information Technology Index during the five year period ended December 31, 2012.

        The graph assumes that $100 was invested on December 31, 2007 in our common stock, in the S&P 500 Index and the S&P Information Technology Index, and that all dividends were reinvested. Research Data Group, Inc. furnished this data and the cumulative total stockholder returns for our common stock, the S&P 500 Index and the S&P Information Technology Index are based on the calendar month end closing prices. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Global Cash Access Holdings, Inc., the S&P 500 Index, and the S&P Information
Technology Index

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical financial data has been derived from, and should be read in conjunction with the audited consolidated financial statements and related notes and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" thereto included elsewhere in this Annual Report on Form 10-K. Our selected consolidated financial data may not be indicative of our future financial condition or results of operations (in thousands, except per share amounts).

	Year Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Data
Revenues	$584,486	$544,063	$605,590	$667,720	$671,608
Operating income	55,982	38,296	52,630	72,054	78,646
Net income	25,689	9,129	17,550	33,582	23,470
Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	$25,689	$9,129	$17,494	$33,638	$23,556
Basic earnings per share
Net income	$0.39	$0.14	$0.27	$0.45	$0.31
Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	$0.39	$0.14	$0.27	$0.45	$0.31
Diluted earnings per share
Net income	$0.38	$0.14	$0.26	$0.45	$0.31
Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	$0.38	$0.14	$0.26	$0.45	$0.31
Weighted average common shares outstanding
Basic	65,933	64,673	65,903	74,232	76,787
Diluted	67,337	64,859	67,272	75,356	76,796

	At and For the Year Ended December 31,
	2012	2011	2010	2009	2008
Balance sheet data
Cash and cash equivalents	$153,020	$55,535	$60,636	$84,768	$77,148
Total assets	553,895	529,067	458,394	501,767	559,150
Total borrowings	121,500	174,000	208,750	249,750	265,750
Stockholders' equity	198,759	159,858	143,478	145,409	160,878
Cash flow data
Net cash provided by operating activities	$157,488	$54,252	$68,898	$90,963	$71,324
Net cash used in investing activities	(12,531)	(18,183)	(24,492)	(7,235)	(58,708)
Net cash used in financing activities	(46,783)	(41,227)	(68,845)	(74,425)	(7,217)
Other data (unaudited)
Aggregate dollar amount processed (in billions)
Cash advance	$4.8	$4.3	$5.0	$5.7	$6.5
ATM	$13.6	$12.2	$13.6	$14.5	$15.2
Check warranty	$1.2	$1.1	$1.1	$1.5	$1.8
Number of transactions completed (in millions)
Cash advance	9.0	8.4	10.1	11.7	12.2
ATM	72.3	68.8	78.3	83.4	84.7
Check warranty	4.3	4.4	4.9	6.3	6.5

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

Overview

        We are a global provider of cash access services and related equipment and services to the gaming industry. Our services and solutions provide gaming establishment patrons access to cash through a variety of methods, including ATM cash withdrawals, credit card cash access transactions, POS debit card transactions, check verification and warranty services and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments. We also sell and service cash access devices such as redemption and jackpot kiosks to the gaming industry.

Factors Affecting Comparability:

        Our consolidated financial statements included in this report that present our financial condition and results of operations reflect the following transactions and events:

  •
  In the second quarter 2012, card associations implemented a reduction in the interchange fees paid by issuing banks on ATM transactions, thereby decreasing the amount of revenue on our ATM transactions.

  •
  In November 2011, the Company acquired substantially all of the assets of MCA Processing LLC. MCA was a provider of ATM, debit card and credit card cash access services to gaming establishments and also manufactured, sold, licensed and serviced redemption kiosk devices. The results of operations of MCA Processing have been reflected in the applicable business segment financial information following this acquisition.

  •
  In October 2011, the Durbin Amendment, which imposes caps on the amount of debit card interchange fees, was implemented, and materially reduced the amount of interchange expense that we incurred for PIN-based and signature based debit card transactions during the fourth quarter of 2011 and the full year 2012, as described in more detail in the Trends section below.

  •
  In March 2011, GCA and Holdings entered into the New Senior Credit Facility, consisting of a $210.0 million term loan facility and a $35.0 million revolving credit facility. All $210.0 million of available borrowings under the term loan facility and $4.0 million of available borrowings under the revolving credit facility were borrowed concurrent with the establishment of the New Senior Credit Facility and the Company used substantially all of these proceeds to repay indebtedness under the Company's existing senior secured credit facilities and the senior subordinated notes.

  •
  In August 2010, GCA received notice from its then-largest customer, Caesars, of its intent not to renew its cash access agreements with us, which agreements expired in November 2010. Revenue derived from our contracts with this customer was $79.6 million for the year ended December 31, 2010, representing 13% of our total revenue for the year ended December 31, 2010.

  •
  In May 2010, we completed the acquisition of Western Money Systems ("Western Money"), a manufacturer of redemption kiosk devices. The results of operations of Western Money have been reflected in the applicable business segment financial information following this acquisition.

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

Trends

        Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We have identified the more material positive and negative trends affecting our business as the following:

  •
  Although the gaming sector in the United States has experienced revenue declines over the last several years, in 2012, it has stabilized, and modestly improved, and this modest improvement is expected to continue for 2013.

  •
  The implementation of the Durbin Amendment in October 2011, under the Federal Reserve Board's Final Rule that imposes caps on the amount of the debit card interchange fees, and the second quarter 2012 implementation by the card associations of a reduction in the interchange fees paid by issuing banks on ATM transactions, had a material impact on our financial performance during 2012. This is due to the decrease in the amount of interchange expense that we are required to pay on both PIN-based and signature-based debit card transactions and the decrease in revenue on our ATM transactions. We believe that more changes are likely to be imposed as the industry continues to respond to these significant changes.

  •
  Gaming activity continues to expand into more domestic and international markets.

  •
  There continues to be a migration from the use of traditional paper checks and cash to electronic payments.

  •
  The credit markets in the U.S. and around the world have been volatile and unpredictable.

  •
  The Company is facing increased competition from smaller competitors in the gaming cash access market and faces additional competition from gaming equipment manufacturers and systems providers. This increased competition has resulted in pricing pressure and margin erosion with respect to our core cash access products and services.

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

Principal Sources of Revenues and Expenses

        Our principal sources of revenues include:

  •
  Cash advance revenues, which are comprised of transaction fees assessed to gaming patrons in connection with credit card cash access and POS debit card transactions at the time the transactions are authorized. Such fees are based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash access or POS debit card transaction amount.

  •
  ATM revenues, which are comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and reverse interchange fees paid to us by the patrons' issuing banks. Cardholder surcharges are recognized as revenue when a transaction is initiated and reverse interchange is recognized as revenue on a monthly basis based on the total transactions occurring during the month. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount.

  •
  Check services revenues, which are principally comprised of check warranty revenues and are generally based upon a percentage of the face amount of checks warranted. These fees are paid to us by gaming establishments. In some cases, gaming establishments pass on the fees to patrons.

  •
  Other revenues, which consist of revenues derived from the sale of cash access devices, such as slot machine ticket redemption and jackpot kiosks, and from the provision of certain professional services, software licensing, and certain other ancillary fees associated with the sale, installation and maintenance of those devices. In addition, other revenues consist of Central Credit revenues that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated. Also included in other revenues are revenues generated from ancillary Casino Marketing Services.

        Our principal costs and expenses include:

  •
  Cost of revenues (exclusive of depreciation and amortization), which are costs and expenses directly related to the generation of revenue and exclude depreciation and amortization expenses.

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

    For our check services transactions, we incur warranty expense when checks that we have warranted through our Central Credit Check Warranty service or that TeleCheck has warranted through its check warranty service are dishonored upon presentment for payment. In addition, for our check services transactions, we may pay a commission to the gaming establishment at which the transaction occurs.

  •
  Other cost of revenues, which consists primarily of costs related to our kiosk sales and services, our Central Credit service and our patron marketing activities.

  •
  Operating expenses, which consist primarily of salaries and benefits, armored carrier expenses, the cost of repair and maintenance on our cash access devices, professional fees, telecommunications expenses and bank fees.

  •
  Interest expense, which includes interest incurred on our borrowings and the amortization of deferred financing costs. Interest expense also includes the cash usage fees associated with the cash used in our ATMs.

  •
  Our earnings are subject to taxation under the tax laws of the jurisdictions in which we operate.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        The following table sets forth the condensed consolidated results of operations and percentages of total revenue (in thousands):

	December 31, 2012		December 31, 2011		December 31, 2012 vs 2011
	$	%	$	%	$ Variance	% Variance
Revenues
Cash advance	$227,517	39%	$203,869	37%	$23,648	12%
ATM	303,159	52%	283,727	52%	19,432	7%
Check services	25,401	4%	26,269	5%	(868)	(3)%
Other revenues	28,409	5%	30,198	6%	(1,789)	(6)%

Total revenues	584,486	100%	544,063	100%	40,423	7%
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	436,059	74%	419,606	77%	16,453	4%
Operating expenses	75,806	13%	69,517	13%	6,289	9%
Depreciation	6,843	1%	7,971	1%	(1,128)	(14)%
Amortization	9,796	2%	8,673	2%	1,123	13%

Total costs and expenses	528,504	90%	505,767	93%	22,737	4%
Operating income	55,982	10%	38,296	7%	17,686	46%
Operating margin	10%		7%			3%
Other expenses
Interest expense, net of interest income	15,519	3%	18,638	4%	(3,119)	(17)%
Loss on early extinguishment of debt	—	0%	943	0%	(943)	(100)%

Total other expenses	15,519	3%	19,581	4%	(4,062)	(21)%
Income from operations before tax	40,463	7%	18,715	3%	21,748	116%
Income tax provision	14,774	3%	9,586	2%	5,188	54%

Net income	$25,689	4%	$9,129	2%	$16,560	181%

Total Revenues

        Total revenues increased by $40.4 million, or 7%, to $584.5 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to revenues derived from the contracts acquired in the MCA asset acquisition.

        Cash advance revenues increased by $23.6 million, or 12%, to $227.5 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to the revenues derived from the contracts acquired in the MCA asset acquisition coupled with modest growth in our base business.

        ATM revenues increased by $19.4 million, or 7%, to $303.2 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to the growth in the revenues derived from the contracts acquired in the MCA asset purchase and an increase in surcharge revenues. This was partially offset by the reduction in interchange reimbursement rates that were implemented by various card associations in the second quarter 2012 and lower transaction volume.

        Check services revenues decreased by $0.9 million, or 3%, to $25.4 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to the decrease in the number of check services transactions by 0.2 million, or 5%.

        Other revenues decreased by $1.8 million, or 6%, to $28.4 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to higher kiosk sales in the fourth quarter of the prior year from large casino openings.

Costs and Expenses

        Cost of revenues (exclusive of depreciation and amortization) increased by $16.5 million, or 4%, to $436.1 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to the additional revenues discussed previously; however, the other significant impact on our cost of revenues (exclusive of depreciation and amortization) was a decrease in the interchange costs associated with the implementation of the Durbin Amendment in October of 2011.

        Operating expenses increased by $6.3 million, or 9%, to $75.8 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to higher payroll and related expenses and ATM processing and direct costs related to the increased revenue from the MCA acquisition.

        Depreciation expenses decreased by $1.1 million, or 14%, to $6.8 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to lower charges as certain fixed assets were fully depreciated.

        Amortization expenses increased by $1.1 million, or 13%, to $9.8 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to the MCA acquisition and amortization of capitalized internal software costs.

        Primarily as a result of the factors described above, operating income increased by $17.7 million, or 46%, to $56.0 million for the year ended December 31, 2012 as compared to the prior year. The operating margin for the Company increased to 10% for the year ended December 31, 2012 from 7% for the prior year.

        Interest expense, net, decreased by $4.1 million, or 21%, to $15.5 million for the year ended December 31, 2012 as compared to the prior year. The prior year figures included approximately $1.8 million that was associated with the debt refinancing in March of 2011, ($1.0 million loss on early extinguishment of debt and $0.8 million of defeasance costs related to the debt), and the remaining savings in 2012 came from a $3.5 million reduction in interest charges due to the lower outstanding debt balance. This decrease in interest expense was partially offset by a $0.3 million increase in interest charges related to a higher average outstanding balance on the vault cash supplied by Wells Fargo and a slightly higher average cash usage rate; and an interest charge associated with the change in fair value of the interest rate cap acquired in January 2012 of approximately $0.9 million.

        Income tax expense for the year ended December 31, 2012 was $14.8 million, an increase of $5.2 million as compared to the prior year. This was primarily due to the increase in income from operations before income tax expense of $21.7 million. The provision for income tax reflected an effective income tax rate of 36.5% for the year ended December 31, 2012, which was greater than the statutory federal rate of 35.0% primarily due to state taxes and the non-deductible, non-cash compensation expenses related to incentive stock options. The provision for income tax reflected an effective income tax rate of 51.2% for the prior year, which was greater than the statutory federal rate of 35.0% primarily due to the negative impact by the expiration of certain equity awards to former officers, the re-valuation of the Company's deferred tax assets due to a decrease in the effective state tax rate, the increase in the valuation allowance on state net operating loss carry forwards and an increase in the effect of stock options in proportion to lower pre-tax income amounts.

        Primarily as a result of the foregoing, net income was $25.7 million for the year ended December 31, 2012, an increase of $16.6 million, or 181%, as compared to the prior year.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        The following table sets forth the condensed consolidated results of operations and percentages of total revenue (in thousands):

	December 31, 2011		December 31, 2010		December 31, 2011 vs 2010
	$	%	$	%	$ Variance	% Variance
Revenues
Cash advance	$203,869	37%	$244,139	40%	$(40,270)	(16)%
ATM	283,727	52%	314,627	52%	(30,900)	(10)%
Check services	26,269	5%	28,357	5%	(2,088)	(7)%
Other revenues	30,198	6%	18,467	3%	11,731	64%

Total revenues	544,063	100%	605,590	100%	(61,527)	(10)%
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	419,606	77%	463,045	76%	(43,439)	(9)%
Operating expenses	69,517	13%	73,720	12%	(4,203)	(6)%
Depreciation	7,971	1%	9,323	2%	(1,352)	(15)%
Amortization	8,673	2%	6,872	1%	1,801	26%

Total costs and expenses	505,767	93%	552,960	91%	(47,193)	(9)%
Operating income	38,296	7%	52,630	9%	(14,334)	(27)%
Other expenses
Interest expense, net of interest income	18,638	4%	16,329	3%	2,309	14%
Loss on early extinguishment of debt	943	0%	—	0%	943	0%

Total other expenses	19,581	4%	16,329	3%	3,252	20%
Income from operations before tax	18,715	3%	36,301	6%	(17,586)	(48)%
Income tax provision	9,586	2%	18,751	3%	(9,165)	(49)%

Net income	9,129	2%	17,550	3%	(8,421)	(48)%
Plus: net loss attributable to non-controlling interest	—	0%	(56)	(0)%	56	(100)%

Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	$9,129	2%	$17,494	3%	$(8,365)	(48)%

Total Revenues

        Total revenues, for the year ended December 31, 2011 were $544.1 million as compared to $605.6 million for the prior year, a decrease of $61.5 million, or 10%, as compared to the year ended December 31, 2010. This was primarily due to the loss of our largest customer, Caesars, at the end of 2010. Revenue from our lost contracts with our largest customer for the year ended December 31, 2010 was approximately $73.9 million (net of the revenue related to contracts re-acquired in connection with the November 2011 MCA asset purchase).

        Cash advance revenue, for the year ended December 31, 2011 was $203.9 million, a decrease of $40.3 million, or 16%, as compared to the year ended December 31, 2010. This was primarily related to the loss of the net business from our largest customer, Caesars, that accounted for $35.1 million, or 14%, of the credit card cash advance revenue in 2010.

        ATM revenue, for the year ended December 31, 2011, was $283.7 million, a decrease of $30.9 million, or 10%, as compared to the year ended December 31, 2010. This was primarily due to the loss of the net business from our largest customer, Caesars, that accounted for $38.7 million, or 12%, of the ATM revenue in 2010.

        Check services revenue, for the year ended December 31, 2011, was $26.3 million, a decrease of $2.1 million, or 7%, as compared to the year ended December 31, 2010. This was primarily attributable to the decrease in the number of check services transactions by 0.5 million, or 10%, largely driven by the closure of unprofitable booth locations that were mostly completed by the third quarter of 2010.

        Other revenue, for the year ended December 31, 2011, was $30.2 million, an increase of $11.7 million, or 64%, as compared to the year ended December 31, 2010. This was primarily due to the inclusion of the operating results generated from kiosk sales and services for the full year ended December 2011, but not included in the first four months of 2010 as we acquired Western Money in May 2010. Kiosk unit sales increased by 196 units for the year ended December 31, 2011 compared to the prior year.

        We provide our cash access products and related services almost exclusively to the gaming establishments for the purpose of enabling gaming patrons to access cash. As a result, our business depends on consumer demand for gaming. As discussed above, the primary driver of the decline in revenue for the year ended December 31, 2011, as compared to the same periods of 2010, was due to the lost business from our then-largest customer, Caesars.

Costs and Expenses

        Cost of revenues (exclusive of depreciation and amortization) for the year ended December 31, 2011, was $419.6 million, a decrease of $43.4 million, or 9%, as compared to the year ended December 31, 2010. This was primarily due to the loss of the contract with our largest customer, Caesars, discussed previously and the correlation with revenue, partially offset by an increase in costs due to the inclusion of the operating results generated from kiosk sales and services for the full year ended December 31, 2011, but not included in the first four months of 2010 as we acquired Western Money in May 2010. However, due to significant competitive market pressures and increases in the network association fees and expenses, both commissions and interchange rates have increased over the past year.

        Operating expenses for the year ended December 31, 2011 were $69.5 million, a decrease of $4.2 million, or 6%, as compared to the year ended December 31, 2010. This was primarily due to lower ATM, cash advance and check services related expenses of $2.4 million, professional fees of $1.2 million, stock compensation charges of $1.1 million, $0.4 million in bank fees and $0.4 million in occupancy expenses. These decreases were partially offset by increases primarily due to higher repairs and maintenance costs of $0.6 million, franchise taxes of $0.5 million and telecommunications costs of $0.4 million.

        Depreciation and amortization expense for the year ended December 31, 2011 was $16.6 million, an increase of $0.4 million, or 3%, as compared to the year ended December 31, 2010. This was primarily due to an increase in amortization expenses associated with the Western Money and MCA Processing acquisitions, partially offset by a decrease in depreciation related to fixed assets being fully depreciated.

        Primarily as a result of the factors described above, operating income for the year ended December 31, 2011 was $38.3 million, a decrease of $14.3 million, or 27%, as compared to the year ended December 31, 2010. The operating margin for the Company also declined from 9% for the year ended December 31, 2010 to 7% for the same period in 2011.

        Interest expense, net, was $19.6 million in 2011, an increase of $3.3 million, or 20%, as compared to 2010. This was primarily due to the non-recurring interest-related costs associated with refinancing all of the Company's borrowings in March 2011, which includes the loss on early extinguishment of debt (see table below). Additionally, the Company entered into a new vault cash agreement at the end of 2010 which resulted in an increase in the rate charged on the average balances of approximately 20 basis points. The increases in interest related to vault cash associated with the new rate and increases in outstanding balances was approximately $0.9 million.

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

        Primarily as a result of the foregoing, net income was $9.1 million for the year ended December 31, 2011, a decrease of $8.4 million, or 48%, as compared to the prior year.

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

        Goodwill.    We have approximately $180.1 million in net unamortized goodwill on our consolidated balance sheet at December 31, 2012 resulting from our acquisitions of other businesses. The Company tests for impairment annually on a reporting unit basis, as of October 1, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative Step "0" assessment based on reviewing relevant events and circumstances; or a quantitative Step "1" assessment using an income approach that discounts future cash flows based on the estimated future results of the Company's reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, the Company uses the Step "2" assessment to determine the impairment. Our most recent annual assessment was performed as of October 1, 2012. It was determined that no impairment adjustment was necessary. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates, which could significantly affect our results of operations.

        Income Taxes.    We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. We account for income taxes in accordance with accounting guidance whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based upon differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. We also follow accounting guidance for the accounting for uncertainty in income taxes as recognized in our consolidated financial statements. The effect on the income tax provision and deferred tax assets and liabilities of a change in rates is recognized in income in the period that includes the enactment date. We believe that it is more likely than not that we will be able to utilize our deferred tax assets. Therefore we have not provided material valuation allowances against our recorded deferred tax assets.

        Revenue Recognition.    We recognize revenue when evidence of an arrangement exists, products have been delivered or services have been rendered, our price is fixed or determinable and collectability is reasonably assured. We evaluate our revenue streams for proper timing of revenue recognition.

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

Recently Issued Accounting Pronouncements

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, which provides amendments stating that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Accounting Standards Codification ("ASC") 350—Goodwill and Other. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. These amendments are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. We assessed the impairment of our intangible assets and determined the most appropriate form of action, which was to perform a qualitative assessment to ascertain the validity of a quantitative measure rather than bypassing the qualitative assessment and conducting a quantitative impairment test. The adoption of this amended guidance did not have an impact on the Company's financial position, results of operations or cash flows.

Liquidity and Capital Resources

Cash Flows

        The following table summarizes our cash flows (in thousands):

				Increase/(Decrease)
	Year Ended December 31,
				2012 vs 2011	2011 vs 2010
	2012	2011	2010
Cash flow activities
Net cash provided by operating activities	$157,488	$54,252	$68,898	$103,236	$(14,646)
Net cash used in investing activities	(12,531)	(18,183)	(24,492)	5,652	6,309
Net cash used in financing activities	(46,783)	(41,227)	(68,845)	(5,556)	27,618
Effect of exchange rates on cash	(689)	57	307	(746)	(250)

Cash and cash equivalents
Net increase/(decrease) for the period	97,485	(5,101)	(24,132)	102,586	19,031
Balance, beginning of the period	55,535	60,636	84,768	(5,101)	(24,132)

Balance, end of the period	$153,020	$55,535	$60,636	$97,485	$(5,101)

        Our principal source of liquidity is cash flows provided by operating activities, which were $157.5 million, $54.3 million and $68.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cash flows provided by operating activities increased by $103.2 million for the year ended December 31, 2012 as compared to 2011. This was primarily due to an increase in working capital of $89.3 million mostly associated with the timing of our settlement receivables and settlement liabilities based on the number of business days outstanding prior to the settlement of our cash access transactions at the end of each period and an increase in net income of $16.5 million; partially offset by a decrease in non-cash expenses of $2.6 million for the year ended December 31, 2012 as compared to 2011. Cash flows provided by operating activities decreased by $14.6 million for the year ended December 31, 2011 as compared to 2010. This was primarily due to a decrease in working capital of $8.3 million and a decrease in net income of $8.4 million; partially offset by an increase in non-cash expenses of $2.1 million for the year ended December 31, 2011 as compared to 2010.

        Cash flows used in investing activities were $12.5 million, $18.2 million and $24.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cash flows used in investing activities decreased by $5.7 million for the year ended December 31, 2012 as compared to 2011. This was primarily due to the acquisition of substantially all the assets of MCA Processing LLC with cash consideration of $10.8 million in 2011, proceeds from the sale of fixed assets of $0.9 million and changes in restricted cash and cash equivalents of $0.2 million; partially offset by increased capital expenditures of $6.2 million for the year ended December 31, 2012 as compared to 2011. Cash flows used in investing activities decreased by $6.3 million for the year ended December 31, 2011 as compared to 2010. This was primarily due to the acquisition of Western Money with cash consideration of $15.4 million in 2010, partially offset by the MCA acquisition of $10.8 million, decreased capital expenditures of $1.6 million and changes in restricted cash and cash equivalents of $0.1 million for the year ended December 31, 2011 as compared to 2010.

        Cash flows used in financing activities were $46.8 million, $41.2 million and $68.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cash flows used in financing activities increased by

$5.6 million for the year ended December 31, 2012 as compared to 2011. This was primarily due to increased debt repayments; partially offset by proceeds from the exercise of stock options for the year ended December 31, 2012 as compared to 2011. Cash flows used in financing activities decreased by $27.6 million for the year ended December 31, 2011 as compared to 2010. This was primarily due to the purchase of treasury stock in 2010; partially offset by the refinancing of debt in 2011 and proceeds from the exercise of stock options for the year ended December 31, 2011 as compared to 2010.

Borrowings

        On March 1, 2011, the Company refinanced all of its indebtedness outstanding under the Second Amended and Restated Credit Agreement (as described below) and repaid its obligations under the senior subordinated notes with proceeds from the New Senior Credit Facility as described below.

New Senior Credit Facility

        On March 1, 2011, GCA, together with its sole stockholder, Holdings entered into a Credit Agreement ("the Credit Agreement") with certain lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Wells Fargo Securities, LLC, as Syndication Agent. The Credit Agreement provides for a $210.0 million term loan facility and a $35.0 million revolving credit facility (the "New Senior Credit Facility"). The revolving credit facility includes provisions for the issuance of up to $10.0 million of letters of credit and up to $5.0 million in swing-line loans. We used the proceeds from the New Senior Credit Facility to repay all outstanding indebtedness under our then existing senior secured credit facility under the Second Amended and Restated Credit Agreement and to defease our senior subordinated notes.

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

        Borrowings under the New Senior Credit Facility bear interest at either (x) a specified base rate plus a 4.50% margin, or (y) LIBOR plus a 5.50% margin. The base rate minimum is 2.50% and the LIBOR minimum is 1.50%. Interest in respect of base rate loans is payable quarterly in arrears and interest in respect of LIBOR loans is payable in arrears at the end of the applicable interest period and every three months in the case of interest periods in excess of three months. Interest is also payable at the time of repayment of any loans and at maturity. As of December 31, 2012, we had $121.5 million of outstanding indebtedness under the New Senior Credit Facility, all of which is outstanding under the term loan facility.

        The weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0%. We also had no amounts outstanding under our letter of credit sub facility that is part of our revolving credit facility as of December 31, 2012. The New Senior Credit Facility is unconditionally guaranteed by

Holdings and each direct and indirect domestic subsidiary of GCA. All amounts owing under the New Senior Credit Facility are secured by a first priority perfected security interest in all stock (but only 65% of the stock of foreign subsidiaries), other equity interests and promissory notes owned by GCA and a first priority perfected security interest in all other tangible and intangible assets owned by GCA and the guarantors.

        On September 24, 2012, the Company entered into an amendment to its Credit Agreement. The amendment modifies certain financial covenants contained in the Credit Agreement with respect to the Company's ability to make capital expenditures, dividends and stock repurchases. Specifically, the Company, together with its subsidiaries, may make an additional $15.0 million of capital expenditures, as such term is defined in the Credit Agreement, during the remainder of the term of the Credit Agreement, which amount is in addition to any other permitted capital expenditures under the Credit Agreement. In addition, the Credit Agreement provided that the Company could make certain dividends or stock repurchases if, among other things, the Company's total leverage ratio (as calculated under the Credit Agreement) was less than 2.0 to 1. The amendment provides that the Company may now make certain dividends and stock repurchases if, among other things, its total leverage ratio is less than 2.5 to 1.

        The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. As of December 31, 2012, the Company is in compliance with the required covenants. The significant financial covenants are:

        Interest Expense Coverage Ratio (as defined in the Credit Agreement)

Fiscal Quarter Ended Closest to	Ratio
March 31, 2011	2.50:1.00
June 30, 2011	2.50:1.00
September 30, 2011	2.75:1.00
December 31, 2011	2.75:1.00
March 31, 2012	3.00:1.00
June 30, 2012	3.00:1.00
September 30, 2012	3.00:1.00
December 31, 2012	3.00:1.00
March 31, 2013	3.25:1.00
June 30, 2013	3.25:1.00
September 30, 2013	3.25:1.00
December 31, 2013	3.25:1.00
March 31, 2014	3.50:1.00
June 30, 2014	3.50:1.00
September 30, 2014	3.50:1.00
December 31, 2014	3.50:1.00
Thereafter	3.75:1.00

        Total Leverage Ratio (as defined in the Credit Agreement)

Period	Ratio
3/31/2011 - 12/30/11	4.25:1.00
12/31/11 - 3/30/12	4.00:1.00
3/31/12 - 9/29/12	3.75:1.00
9/30/12 - 3/30/15	3.25:1.00
Thereafter	2.75:1.00

        Excess Cash Flow Sweep(1)

Period	Ratio
is greater than 2.50:1.00	50%
is less than or equal to 2.50:1.00 but greater than 1.50:1.00	25%
is less than 1.50:1.00	0%

(1)
GCA is required to pay a percentage of Excess Cash Flow, as defined in the Credit Agreement, which is based upon the Total Leverage Ratio, as defined in the Credit Agreement.

Interest Rate Cap

        In conjunction with the terms and conditions of the New Senior Credit Facility, GCA purchased a $150.0 million notional amount interest rate cap with an effective date of January 5, 2012 and a term of three years. GCA purchased this interest rate cap to partially reduce the Company's exposure to increases in the London Interbank Offer Rate ("LIBOR') above 1.5% during the term of the interest rate cap with respect to its variable rate debt obligations under the New Senior Credit Facility and its obligations under the Contract Cash Solutions Agreement with Wells Fargo. This interest rate cap is recorded in other assets in the balance sheet, and is marked-to-market based on a quoted market price with the effects offset in the income statement. The interest rate cap carrying value and fair value approximate each other and these values are insignificant as of December 31, 2012.

Contractual Obligations

        The following is a summary of our contractual cash obligations (in thousands):

	At December 31, 2012
	Total	2013	2014	2015	2016	2017	Thereafter
Contractual Obligations
New senior credit facility	$121,500	$1,215	$1,215	$1,215	$117,855	$—	$—
Estimated interest obligations(1)	27,599	8,615	8,504	8,418	2,062	—	—
Operating lease obligations	10,736	440	1,142	1,013	1,039	1,064	6,038
Purchase obligations(2)	9,606	3,813	3,631	1,826	336	—	—

Total contractual obligations(3)	$169,441	$14,083	$14,492	$12,472	$121,292	$1,064	$6,038

(1)
Estimated interest payments are computed using the interest rate in effect at December 31, 2012 multiplied by the principal balance outstanding after scheduled principal amortization payments. For the new senior credit facility the rate assumed is 7.0%.

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

Deferred Tax Asset

        At December 31, 2012, we had a net deferred income tax asset of $104.7 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic statutory tax rate of 36.4%, this results in tax payments being approximately $19.1 million less than the annual provision for income taxes shown on the income statement for financial accounting purposes, or the amount of the annual provision, if less. There is an expected aggregate of $120.8 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations. We believe that it is more likely than not that we will be able to utilize our deferred tax asset. However, the utilization of this tax asset is subject to many factors including our earnings, a change of control of the Company and future earnings.

Other Liquidity Needs and Resources

        The Company's Contract Cash Solutions Agreement with Wells Fargo allows for the Company to utilize funds owned by Wells Fargo to provide the currency needed for normal operating requirements for the Company's ATMs. For the use of these funds, the Company pays Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. As the cash is never an asset of ours, supplied cash is not reflected on our balance sheet.

        In June 2012, we and Wells Fargo amended the Contract Cash Solutions Agreement to increase the maximum amount of cash to be provided to GCA from $400.0 million to $500.0 million, and the initial term of the Contract Cash Solutions Agreement was extended from November 30, 2013 until November 30, 2014.

        As of December 31, 2012 and 2011, the outstanding balances of ATM cash utilized by GCA from Wells Fargo were $360.4 million and $467.8 million, respectively.

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

        For the years ended December 31, 2012, 2011 and 2010, the cash usage fees incurred by us were $3.1 million, $2.8 million and $1.9 million, respectively, and are reflected as interest expense within the consolidated statement of income.

        We are responsible for any losses of cash in the ATMs under its agreement with Wells Fargo and we self-insure for this risk. For the years ended December 31, 2012 and 2011, we incurred no material losses related to this self-insurance.

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

Off-Balance Sheet Arrangements

        Wells Fargo Contract Cash Solutions Agreement.    We obtain currency to meet the normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement with Wells Fargo. Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At December 31, 2012, the total currency obtained from Wells Fargo pursuant to this agreement was $360.4 million. Since Wells Fargo obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Wells Fargo for cash usage pursuant to this agreement are reflected as interest expense in our financial statements. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

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

        Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR. We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. As of December 31, 2012, the currency supplied by Wells Fargo pursuant to this agreement was $360.4 million.

        Based upon the average outstanding amount of currency to be supplied by Wells Fargo pursuant to this agreement for the year ended December 31, 2012, which was $312.2 million, each 1% increase in the applicable LIBOR would have a $3.1 million impact on income before taxes over a 12-month period. Foreign gaming establishments' supply the currency needs for the ATMs located on their premises.

        Our New Senior Credit Facility bears interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate or based on LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. As of December 31, 2012, the weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0%. Based upon the outstanding balance on the New Senior Credit Facility of $121.5 million on December 31, 2012, each 1% increase in the applicable LIBOR would have a $1.2 million impact on interest expense over a 12-month period.

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
Las Vegas, Nevada

        We have audited the accompanying consolidated balance sheets of Global Cash Access Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Cash Access Holdings, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Las Vegas, NV
March 12, 2013

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except earnings per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues	$584,486	$544,063	$605,590
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	436,059	419,606	463,045
Operating expenses	75,806	69,517	73,720
Depreciation	6,843	7,971	9,323
Amortization	9,796	8,673	6,872

Total costs and expenses	528,504	505,767	552,960
Operating income	55,982	38,296	52,630
Other expenses
Interest expense, net of interest income	15,519	18,638	16,329
Loss on early extinguishment of debt	—	943	—

Total other expenses	15,519	19,581	16,329
Income from operations before tax	40,463	18,715	36,301
Income tax provision	14,774	9,586	18,751

Net income	25,689	9,129	17,550

Plus: net loss attributable to non-controlling interest	—	—	(56)

Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	25,689	9,129	17,494
Foreign currency translation	218	(247)	397

Comprehensive income	$25,907	$8,882	$17,891

Earnings per share
Basic	$0.39	$0.14	$0.27

Diluted	$0.38	$0.14	$0.26

Weighted average common shares outstanding
Basic	65,933	64,673	65,903

Diluted	67,337	64,859	67,272

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	At December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$153,020	$55,535
Restricted cash and cash equivalents	200	455
Settlement receivables	29,484	80,246
Other receivables, net	11,571	16,885
Inventory	7,126	7,087
Prepaid expenses and other assets	18,254	15,406
Property, equipment and leasehold improvements, net	15,441	15,577
Goodwill	180,141	180,122
Other intangible assets, net	33,994	38,216
Deferred income taxes, net	104,664	119,538

Total assets	$553,895	$529,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Settlement liabilities	$182,446	$141,827
Accounts payable	35,374	32,223
Accrued expenses	15,816	21,159
Borrowings	121,500	174,000

Total liabilities	355,136	369,209

Commitments and Contingencies (Note 9)
Stockholders' Equity
Common stock, $0.001 par value, 500,000 shares authorized and 87,545 and 85,651 shares issued at December 31, 2012 and December 31, 2011, respectively	87	86
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at December 31, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	217,990	204,735
Retained earnings	123,614	97,925
Accumulated other comprehensive income	2,558	2,340
Treasury stock, at cost, 20,724 and 20,686 shares at December 31, 2012 and December 31, 2011, respectively	(145,490)	(145,228)

Total stockholders' equity	198,759	159,858

Total liabilities and stockholders' equity	$553,895	$529,067

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$25,689	$9,129	$17,550
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,843	7,971	9,323
Amortization of intangibles	9,796	8,673	6,872
Amortization of financing costs	1,485	1,343	973
Loss/(gain) on sale or disposal of assets	95	991	(366)
Provision for bad debts	5,182	5,959	5,908
Loss on early extinguishment of debt	—	943	—
Stock-based compensation	6,655	6,809	7,935
Changes in operating assets and liabilities:
Settlement receivables	50,823	(69,881)	1,660
Other receivables, net	1,196	(8,125)	2,757
Inventory	134	(3,146)	814
Prepaid and other assets	(3,425)	(2,323)	1,567
Deferred income taxes	14,376	9,252	17,505
Settlement liabilities	40,530	82,125	(2,655)
Accounts payable	3,148	3,658	(715)
Accrued expenses	(5,039)	874	(230)

Net cash provided by operating activities	157,488	54,252	68,898

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(10,763)	(15,354)
Capital expenditures	(13,654)	(7,420)	(9,051)
Proceeds from sale of fixed assets	868	—	—
Changes in restricted cash and cash equivalents	255	—	(87)

Net cash used in investing activities	(12,531)	(18,183)	(24,492)

Cash flows from financing activities
Repayments against old credit facility	—	(208,750)	(41,000)
Securing of new credit facility	—	214,000	—
Issuance costs of new credit facility	(676)	(7,099)	—
Repayments against new credit facility	(52,500)	(40,000)	—
Proceeds from exercise of stock options	6,655	812	5,629
Purchase of treasury stock	(262)	(190)	(33,474)

Net cash used in financing activities	(46,783)	(41,227)	(68,845)

Effect of exchange rates on cash	(689)	57	307

Cash and cash equivalents
Net increase/(decrease) for the period	97,485	(5,101)	(24,132)
Balance, beginning of the period	55,535	60,636	84,768

Balance, end of the period	$153,020	$55,535	$60,636

Supplemental cash flow disclosures
Cash paid for interest	$15,494	$19,166	$15,922
Cash paid for income tax, net of refunds	$665	$366	$689
Non-cash activities
Purchase of other intangibles	$—	$—	$1,500

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2012, 2011 and 2010

(In thousands)

	Common Stock— Series A
					Accumulated Other Comprehensive Income		Equity Attributable to GCA Holdings, Inc.	Equity Attributable to Non-Controlling Interest
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Treasury Stock			Total Equity
Balance, December 31, 2009	83,344	83	183,486	71,302	2,190	(111,564)	145,497	(88)	145,409

Net income	—	—	—	17,494	—	—	17,494	56	17,550
Foreign currency translation	—	—	—	—	397	—	397	—	397
Share-based compensation expense	—	—	7,935	—	—	—	7,935	—	7,935
Exercise of options	1,200	1	5,629	—	—	—	5,630	—	5,630
Treasury share repurchases	—	—	—	—	—	(32,675)	(32,675)	—	(32,675)
Restricted share vesting withholdings	—	—	—	—	—	(799)	(799)	—	(799)
Restricted shares vested	462	1	—	—	—	—	1	—	1
Minority interest	—	—	—	—	—	—	—	32	32
Other	—	—	(2)	—	—	—	(2)	—	(2)

Balance, December 31, 2010	85,006	85	197,048	88,796	2,587	(145,038)	143,478	—	143,478

Net income	—	—	—	9,129	—	—	9,129	—	9,129
Foreign currency translation	—	—	—	—	(247)	—	(247)	—	(247)
Share-based compensation expense	—	—	6,809	—	—	—	6,809	—	6,809
Exercise of options	399	1	878	—	—	—	879	—	879
Restricted share vesting withholdings	—	—	—	—	—	(190)	(190)	—	(190)
Restricted shares vested	246	—	—	—	—	—	—	—	—

Balance, December 31, 2011	85,651	86	204,735	97,925	2,340	(145,228)	159,858	—	159,858

Net income	—	—	—	25,689	—	—	25,689	—	25,689
Foreign currency translation	—	—	—	—	218	—	218	—	218
Share-based compensation expense	—	—	6,655	—	—	—	6,655	—	6,655
Exercise of options	1,726	1	6,600	—	—	—	6,601	—	6,601
Restricted share vesting withholdings	—	—	—	—	—	(262)	(262)	—	(262)
Restricted shares vested	168	—	—	—	—	—	—	—	—

Balance, December 31, 2012	87,545	87	217,990	123,614	2,558	(145,490)	198,759	—	198,759

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

        Global Cash Access Holdings, Inc. ("Holdings") is a holding company, the principal asset of which is the capital stock of Global Cash Access, Inc. ("GCA"). Unless otherwise indicated, the terms "the Company," "Holdings," "we," "us" and "our" refer to Holdings together with its consolidated subsidiaries. Holdings was formed on February 4, 2004 for the purpose of holding all of the outstanding capital stock of GCA and to guarantee the obligations under our senior secured credit facilities.

        We are a global provider of cash access and related equipment services and solutions to the gaming industry. Our services, equipment and solutions provide gaming establishment patrons access to cash through a variety of methods, including automated teller machine ("ATM") cash withdrawals, credit card cash access transactions, point-of-sale ("POS") debit card transactions, check verification and warranty services and money transfers. In addition, we also provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments. We also sell and service cash access devices such as slot machine ticket redemption and jackpot kiosks to the gaming industry.

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

Restricted Cash and Cash Equivalents

        As part of certain of our sponsorship agreements, we are required to maintain minimum deposits as collateral for any potential chargeback loss activity occurring as a result of the sponsorship arrangements. All interest received on these deposits is also recorded to restricted cash and cash equivalents. As of December 31, 2012, the total balance of restricted cash and cash equivalents was $0.2 million.

ATM Funding Agreements

        The Company obtains all of the cash required to operate its ATMs through various ATM Funding Agreements. Some gaming establishments provide the cash utilized within the ATM ("Site-Funded"). The Site-Funded receivables generated for the amount of cash dispensed from transactions performed at our ATMs are owned by GCA and GCA is liable to the gaming establishment for the face amount of the cash dispensed. In the consolidated balance sheets, the amount of the receivable for transactions processed on these ATM transactions is included within settlement receivables and the amount due to the gaming establishment for the face amount of dispensing transactions is included within settlement liabilities.

        For our non-Site-Funded locations, the Company's Contract Cash Solutions Agreement with Wells Fargo allows for the Company to utilize funds owned by Wells Fargo to provide the currency needed for normal operating requirements for the Company's ATMs. For the use of these funds, the Company pays Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

defined cash usage rate. Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. As the cash is never an asset of ours, supplied cash is not reflected on our balance sheet. We are charged a cash usage fee for the cash used in these ATMs, which is included as interest expense in the consolidated statements of income. The Company recognizes the fees as interest expense due to the similar operational characteristics to a revolving line of credit, the fact that the fees are calculated on a financial index and the fees are paid for access to a capital resource.

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

Warranty Receivables

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

        Property, equipment and leasehold improvements are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset's carrying value. As of December 31, 2012, the Company does not believe any of its property, equipment, or leasehold improvements are impaired.

Goodwill

        Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations.

        The Company tests for impairment annually on a reporting unit basis, as of October 1, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative Step "0" assessment based on reviewing relevant events and circumstances; or a quantitative Step "1" assessment using an income approach that discounts future cash flows based on the estimated future results of the Company's reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, the Company uses the Step "2" assessment to determine the impairment.

Fair Values of Financial Instruments

        The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

        The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, other receivables, net, settlement receivables, settlement liabilities, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments. The fair value of our borrowings are estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity and similar instruments trading in more active markets. Due to the infrequency of trading for our borrowing instrument(s), our position is that we can no longer support a Level 1 input to determine fair value and we have changed the fair value of our borrowings to a Level 2 input as of December 31, 2012. The fair values of all other financial instruments, including amounts outstanding under the ATM funding agreements approximate their book values as the instruments are short-term in nature or contain market rates of interest.

Interest Rate Cap

        In conjunction with the terms and conditions of the New Senior Credit Facility, as described in Note 8, GCA purchased a $150.0 million notional amount interest rate cap with an effective date of January 5, 2012 and a term of three years. GCA purchased this interest rate cap to partially reduce the Company's exposure to increases in the London Interbank Offer Rate ("LIBOR') above 1.5% during the term of the interest rate cap with respect to its variable rate debt obligations under the New Senior Credit Facility and its obligations under the Contract Cash Solutions Agreement with Wells Fargo. This interest rate cap is

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recorded in other assets in the balance sheet, and is marked-to-market based on a quoted market price with the effects offset in the income statement. The interest rate cap carrying value and fair value approximate each other and these values are insignificant as of December 31, 2012.

        The following table presents the fair value and carrying value of GCA's borrowings (amounts in thousands):

	Level of Hierarchy(*)	Fair Value	Carrying Value
December 31, 2012
New senior secured credit facility	2	$122,715	$121,500
December 31, 2011
New senior secured credit facility	1	$173,565	$174,000

(*)
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

Inventory

        Inventory primarily consists of parts as well as finished goods and work-in-progress. Inventory is stated at lower of cost or market accounted for using the average cost method. The cost of inventory includes cost of materials, labor, overhead and freight.

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

Advertising, Marketing and Promotional Costs

        The Company expenses advertising, marketing and promotional costs as incurred. Total advertising, marketing and promotional costs, included in operating expenses in the consolidated statements of

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

income, were $0.7 million, $0.6 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Foreign Currency Translation

        Foreign currency denominated assets and liabilities for those foreign entities for which the local currency is the functional currency are translated into U.S. dollars based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations are included as a component of other comprehensive income on the consolidated statements of income and comprehensive income. Translation adjustments on intercompany balances of a long-term investment nature are recorded as a component of accumulated other comprehensive income on the Company's consolidated balance sheets.

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

Earnings Applicable to Common Stock

        Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of potential common stock resulting from assumed stock option exercises.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation

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

Recently Issued Accounting Pronouncements

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, which provides amendments stating that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Accounting Standards Codification ("ASC") 350—Goodwill and Other. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. These amendments are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. We assessed the impairment of our intangible assets and determined the most appropriate form of action, which was to perform a qualitative assessment to ascertain the validity of a quantitative measure rather than bypassing the qualitative assessment and conducting a quantitative impairment test. The adoption of this amended guidance did not have an impact on the Company's financial position, results of operations or cash flows.

3. ATM FUNDING AGREEMENTS

Wells Fargo Contract Cash Solutions Agreement

        Our Contract Cash Solutions Agreement with Wells Fargo allows for the Company to utilize funds owned by Wells Fargo to provide the currency needed for normal operating requirements for the Company's ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. As the cash is never an asset of ours, supplied cash is not reflected on our balance sheet.

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

        As of December 31, 2012 and 2011, the outstanding balances of ATM cash utilized by GCA from Wells Fargo were $360.4 million and $467.8 million, respectively.

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

        For the years ended December 31, 2012, 2011 and 2010, the cash usage fees incurred by us were $3.1 million, $2.8 million and $1.9 million, respectively, and are reflected as interest expense within the consolidated statement of income.

        We are responsible for any losses of cash in the ATMs under its agreement with Wells Fargo and we self-insure for this risk. For the years ended December 31, 2012 and 2011, we incurred no material losses related to this self-insurance.

Site-Funded ATMs

        The Company operates ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities in the accompanying consolidated balance sheets and was $107.5 million and $85.9 million as of December 31, 2012 and 2011, respectively.

4. WARRANTY RESERVES

        The warranty receivables amount is recorded in other receivables, net on the consolidated balance sheets. On a monthly basis, the Company evaluates the collectability of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the consolidated statement of income.

        A summary activity of the reserve for warranty losses is as follows (in thousands):

Amount
Balance, December 31, 2010	$7,036
Warranty expense provision	5,700
Charge offs against reserve	(5,980)

Balance, December 31, 2011	6,756
Warranty expense provision	5,226
Charge offs against reserve	(5,074)

Balance, December 31, 2012	$6,908

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS

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

        As of December 31, 2012, the Western Money Systems subsidiary was merged with and into Global Cash Access, Inc.

MCA Processing

        On November 15, 2011, the Company acquired substantially all of the assets of MCA Processing LLC ("MCA"), a provider of ATM, debit card and credit card cash access services to gaming establishments and also a manufacturer, seller, licensor and servicer of redemption kiosk devices. The Company acquired MCA for approximately $13.4 million, of which approximately $2.6 million was paid one year from the closing date in November 2012.

        Although not currently a shareholder of the company, in conjunction with the purchase of certain of the assets of MCA Processing, LLC, a former shareholder of the Company, Robert Cucinotta, and USA

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS (Continued)

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

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Property, equipment and leasehold improvements consist of the following (amounts in thousands):

		At December 31,
	Useful Life (years)
		2012	2011
Cash advance equipment	3	$3,461	$6,578
ATM equipment	5	29,512	55,800
Office, computer and other equipment	3	8,562	8,799
Leasehold and building improvements	Lease Term	4,308	2,788

Sub-total		45,843	73,965
Less: accumulated depreciation		(30,402)	(58,388)
Total		$15,441	$15,577

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	Cash Advance	ATM	Check Services	Other	Total
Goodwill
Balance, December 31, 2010	$100,895	$33,051	$23,281	$27,883	$185,110
Acquistion related—Western Money	—	—	—	(5,011)	(5,011)
Foreign translation adjustment	23	—	—	—	23

Balance, December 31, 2011	$100,918	$33,051	$23,281	$22,872	$180,122

Foreign translation adjustment	19	—	—	—	19

Balance, December 31, 2012	$100,937	$33,051	$23,281	$22,872	$180,141

        In accordance with ASC 350, we test goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company does not believe that any of its goodwill was impaired as of December 31, 2012 based upon the results of its impairment testing.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Goodwill Testing

        In performing the annual goodwill impairment test for 2012, we utilized the qualitative assessment approach, commonly known as the Step "0" approach, prescribed under ASC 350 as amended by Accounting Standards Update ("ASU") No. 2011-08. We assessed certain applicable qualitative factors to determine whether it was more likely than not that the fair value of our reporting units was less than the total assets carrying amounts. In evaluating whether it was more likely than not that the fair value of our reporting units was less than the total assets carrying amounts, we assessed relevant events and circumstances: (a) Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets; (b) Industry and market considerations such as a deterioration in the environment in which we operate, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for our products or services, or a regulatory or political development; (c) Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; (d) Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (e) Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation; (f) Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit; and (g) If applicable, a sustained decrease in share price (considered in both absolute terms and relative to peers).

        The Step "0" assessment as of October 1, 2012 was also based on the Company's estimation of the implied fair value of its reporting units as of October 1, 2011 (the most recent valuation date). In performing the annual impairment test for 2011, we utilized the two-step approach prescribed under ASC 350. The first step required a comparison of the carrying amount of each reporting unit to its estimated fair value. To estimate the fair value of our reporting units for Step 1, we used a combination of the income and the market approaches.

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

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

        After assessing the totality of events and circumstances for 2012, such as those described in the preceding paragraphs, we determined that it was more likely than not that the fair value of our reporting units exceeded the total assets carrying amounts; and therefore, the first and second steps of the goodwill impairment test were determined to be unnecessary. We conducted our annual impairment test for our reporting units as of October 1, 2012 and no impairment was identified.

        The estimate of fair value requires significant judgment. We based our fair value estimates on assumptions that we believe to be reasonable, but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic climate and the competitive environment for our reporting units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated growth rates are not correct, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing or earlier, if an indicator of an impairment is present before our next annual evaluation.

Other Intangible Assets

        Other intangible assets consist primarily of customer contracts (rights to provide cash access services to gaming establishment customers) acquired through business combinations and acquisitions, capitalized software development costs and the acquisition cost of our patent related to the "3-in-1 rollover" technology acquired in 2005. Customer contracts require the Company to make renewal assumptions, which impact the estimated useful lives of such assets. The acquisition cost of the 3-in-1 rollover patent is being amortized over the term of the patent, which expires in 2018.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Other intangible assets consist of the following (in thousands):

		At December 31,
	Useful Life (years)
		2012	2011
Intangible assets
Computer software	3	$26,007	$24,719
Patents and trademarks	17	11,149	11,134
Customer contracts	7 - 14	39,142	50,649
Non-compete agreements	3	1,200	1,400

Gross carrying amount		77,498	87,902
Less: accumulated amortization		(43,504)	(49,686)

Net carrying amount		$33,994	$38,216

        Amortization expense related to these intangibles totaled approximately $9.8 million, $8.7 million and $6.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The total net book value of amortizable intangible assets was approximately $34.0 million at December 31, 2012. The anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in thousands):

Amount
2013	$10,217
2014	8,305
2015	7,196
2016	4,768
2017	1,986
Thereafter	1,522

Total	$33,994

        The Company accounts for the costs related to computer software developed or obtained for internal use in accordance with accounting guidance, which establishes that computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Costs incurred in the application development phase and any upgrades and enhancements that modify the existing software and result in additional functionality are capitalized and amortized over their useful lives, generally not to exceed three years. These costs consist of outside professional fees related to the development of our systems. The Company capitalized $0.7 million, $0.2 million and $0.1 million of development costs for the years ended December 31, 2012, 2011 and 2010, respectively.

8. BORROWINGS

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. BORROWINGS (Continued)

New Senior Credit Facility

        On March 1, 2011, GCA, together with its sole stockholder, Holdings entered into a Credit Agreement ("the Credit Agreement") with certain lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Wells Fargo Securities, LLC, as Syndication Agent. The Credit Agreement provides for a $210.0 million term loan facility and a $35.0 million revolving credit facility (the "New Senior Credit Facility"). The revolving credit facility includes provisions for the issuance of up to $10.0 million of letters of credit and up to $5.0 million in swing-line loans. We used the proceeds from the New Senior Credit Facility to repay all outstanding indebtedness under our then existing senior secured credit facility under the Second Amended and Restated Credit Agreement and to defease our senior subordinated notes.

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

        Borrowings under the New Senior Credit Facility bear interest at either (x) a specified base rate plus a 4.50% margin, or (y) LIBOR plus a 5.50% margin. The base rate minimum is 2.50% and the LIBOR minimum is 1.50%. Interest in respect of base rate loans is payable quarterly in arrears and interest in respect of LIBOR loans is payable in arrears at the end of the applicable interest period and every three months in the case of interest periods in excess of three months. Interest is also payable at the time of repayment of any loans and at maturity. As of December 31, 2012, we had $121.5 million of outstanding indebtedness under the New Senior Credit Facility, all of which is outstanding under the term loan facility.

        The weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0%. We also had no amounts outstanding under our letter of credit sub facility that is part of our revolving credit facility as of December 31, 2012. The New Senior Credit Facility is unconditionally guaranteed by Holdings and each direct and indirect domestic subsidiary of GCA. All amounts owing under the New Senior Credit Facility are secured by a first priority perfected security interest in all stock (but only 65% of the stock of foreign subsidiaries), other equity interests and promissory notes owned by GCA and a first priority perfected security interest in all other tangible and intangible assets owned by GCA and the guarantors.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. BORROWINGS (Continued)

        On September 24, 2012, the Company entered into an amendment to its Credit Agreement. The amendment modifies certain financial covenants contained in the Credit Agreement with respect to the Company's ability to make capital expenditures, dividends and stock repurchases. Specifically, the Company, together with its subsidiaries, may make an additional $15.0 million of capital expenditures, as such term is defined in the Credit Agreement, during the remainder of the term of the Credit Agreement, which amount is in addition to any other permitted capital expenditures under the Credit Agreement. In addition, the Credit Agreement provided that the Company could make certain dividends or stock repurchases if, among other things, the Company's total leverage ratio (as calculated under the Credit Agreement) was less than 2.0 to 1. The amendment provides that the Company may now make certain dividends and stock repurchases if, among other things, its total leverage ratio is less than 2.5 to 1.

        The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. As of December 31, 2012, the Company is in compliance with the required covenants.

Principal Repayments

        The maturities of the Company's borrowings at December 31, 2012 (excluding excess cash flow payments) are as follows (in thousands):

Amount
2013	$1,215
2014	1,215
2015	1,215
2016	117,855

Total	$121,500

Interest Rate Cap

        In conjunction with the terms and conditions of the New Senior Credit Facility, GCA purchased a $150.0 million notional amount interest rate cap with an effective date of January 5, 2012 and a term of three years. GCA purchased this interest rate cap to partially reduce the Company's exposure to increases in the London Interbank Offer Rate ("LIBOR') above 1.5% during the term of the interest rate cap with respect to its variable rate debt obligations under the New Senior Credit Facility and its obligations under the Contract Cash Solutions Agreement with Wells Fargo. This interest rate cap is recorded in other assets in the balance sheet, and is marked-to-market based on a quoted market price with the effects offset in the income statement. The interest rate cap carrying value and fair value approximate each other and these values are insignificant as of December 31, 2012.

9. COMMITMENTS AND CONTINGENCIES

Lease Obligations

        The Company leases office facilities and operating equipment under cancelable and non-cancelable agreements. Total rent expense was approximately $0.7 million, $0.7 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        In October 2012, the Company entered into a long-term lease agreement related to office space for its new corporate headquarters located in Las Vegas, Nevada. The total estimated rental payments owing by the Company under the lease agreement total $11.8 million.

        The minimum aggregate rental commitment under all non-cancelable operating leases at December 31, 2012 were as follows (in thousands):

Amount
2013	$440
2014	1,142
2015	1,013
2016	1,039
2017	1,064
Thereafter	6,038

Total	$10,736

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

10. SHAREHOLDERS' EQUITY

        Preferred Stock.    The Company's amended and restated certificate of incorporation allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock,

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHAREHOLDERS' EQUITY (Continued)

including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2012, we had no shares of preferred stock outstanding.

        Common Stock.    Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of December 31, 2012, we had 87,544,605 shares of common stock issued.

        Common Stock Repurchase Program.    In October 2012, the Company's Board of Directors authorized a new two year Common Stock Repurchase Program that supersedes all outstanding share repurchase authorizations. This new share repurchase program grants the Company the authority to repurchase up to $40.0 million of outstanding Company common stock over a two year period, which commenced in the first quarter of 2013. The Company intends to finance the share repurchases with cash on hand. The repurchase program authorizes the Company to buy its common stock from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The share repurchase program is subject to prevailing market conditions and other considerations and may be suspended or discontinued at any time, and supersedes all other outstanding share repurchase programs of the Company.

        There were no common stock repurchases by the Company under the share repurchase program for the years ended December 31, 2012 and December 31, 2011.

        In April 2010, the Company repurchased in a privately negotiated transaction 3,105,590 shares of its outstanding common stock from various entities affiliated with an investment firm for an aggregate purchase price of $25.0 million at a purchase price of $8.05 per share of common stock. A member of our Board of Directors was a managing partner of the investment firm until his term expired in April 2010. We funded this repurchase with cash on hand. This repurchase was authorized by our Board of Directors in March 2010, separate and apart from the $25.0 million share repurchase program previously made in February 2010.

        In February 2010, pursuant to Rule 10b-18 under the Securities and Exchange Act of 1934, as amended, our Board of Directors authorized the repurchase of up to $25.0 million of outstanding common stock, subject to compliance with such contractual limitations on such repurchases under our financing agreements in effect from time to time, including but not limited to those relating to our senior secured indebtedness and senior subordinated notes. For the year ended December 31, 2010, we repurchased 2,000,000 of its shares of common stock pursuant to this repurchase authorization for an aggregate purchase price of $7.7 million.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHAREHOLDERS' EQUITY (Continued)

        Treasury Stock.    In addition to open market purchases of common stock authorized under the Common Stock Repurchase Program, employees may direct the Company to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. For the year ended December 31, 2012, the Company repurchased or withheld from restricted stock awards 38,331 shares of common stock at an aggregate purchase price of $0.3 million to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

        The following table provides the treasury stock activity that occurred in 2012 (number of shares and cost in thousands):

	Total Number of Shares Purchased or Withheld (in thousands)	Average Price Purchased or Withheld (per share)	Cost of Shares Purchased or Withheld (in thousdands)
Outstanding, December 31, 2011	20,686	$7.02	$145,228
Shares withheld from restricted stock vesting	38	6.84	$262

Outstanding, December 31, 2012	20,724	$7.02	$145,490

11. WEIGHTED AVERAGE COMMON SHARES

        The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	At December 31,
	2012	2011	2010
Weighted average number of common shares outstanding—basic	65,933	64,673	65,903
Potential dilution from equity grants(1)	1,404	186	1,369

Weighted average number of common shares outstanding—diluted	67,337	64,859	67,272

(1)
The potential dilution excludes the weighted average effect of stock options to acquire 5.1 million, 8.1 million and 6.9 million of common stock of Holdings for the years ended December 31, 2012, 2011 and 2010, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

12. SHARE-BASED COMPENSATION

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

12. SHARE-BASED COMPENSATION (Continued)

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

        We have estimated the fair value of options granted at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	1%	2%	3%
Expected life of options (in years)	6	6	6
Expected volatility	62%	63%	60%
Expected dividend yield	0%	0%	0%

        The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility for options granted in 2012 was based upon our historical volatility. The expected dividend yield is based on the Company's historical practice of not paying dividends. Stock-based compensation related to time-based restricted shares is calculated based on the closing market price of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid, if any, on the Company's common stock prior to vesting of the restricted stock.

        As of December 31, 2012, the Company had reserved 18,179,520 shares of common stock for the grant of stock options and other equity incentive awards under the 2005 Plan. On the first business day of each fiscal year beginning with the fiscal year commencing on January 1, 2006, annual increases will be added to the 2005 Plan equal to the lesser of: 3,800,000 shares, 3% of all outstanding shares of our common stock immediately prior to such increase, or a lesser amount determined by our Board of Directors. The Company did not increase the shares under the 2005 Plan during the year ended December 31, 2012.

        The following table is a summary of award activity under the 2005 Plan (in thousands):

	Stock Options Granted	Restricted Stock Granted	Equity Awards Available for Grant
Outstanding, December 31, 2011	9,228	198	4,656

Additional authorized shares	—	—	—
Granted	2,375	85	(2,460)
Exercised options or vested shares	(1,726)	(167)	—
Canceled or forfeited	(428)	(5)	433

Outstanding, December 31, 2012	9,449	111	2,629

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED COMPENSATION (Continued)

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

        The following summarize additional information regarding the options that have been granted under the 2005 Plan:

	Number of Common Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Life Remaining (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2011	9,228	$6.87	6.9	$5,186

Granted	2,375	5.81
Exercised	(1,726)	3.82
Canceled or forfeited	(428)	6.14

Outstanding, December 31, 2012	9,449	$7.19	6.4	$16,626

Vested and expected to vest, December 31, 2012	8,919	$7.31	6.3	$15,235

Exercisable, December 31, 2012	6,297	$8.16	5.3	$8,453

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding (000's)	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Prices	Number Exercisable (000's)	Weighted Average Exercise Price
$—	$5.99	4,228	8.0	$4.37	1,726	$3.86
6.00	8.99	2,977	6.4	7.22	2,327	7.19
9.00	12.99	1,000	4.8	9.99	1,000	9.99
13.00	13.99	797	2.1	13.98	797	13.98
14.00	14.99	160	3.4	14.22	160	14.22
15.00	15.99	152	3.5	15.22	152	15.22
16.00	18.99	135	3.7	16.80	135	16.80

		9,449			6,297

        The weighted average grant date fair value per share of the options granted was $2.93, $2.04 and $4.24 for the years ended December 2012, 2011 and 2010, respectively.

        There was $8.1 million in unrecognized compensation expense related to options expected to vest for the year ended December 31, 2012. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.6 years. For the year ended December 31, 2012, the Company granted options to acquire approximately 2.4 million shares of common stock, received $6.7 million in proceeds

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED COMPENSATION (Continued)

from the exercise of options and recorded $6.2 million in non-cash compensation expense related to options granted that are expected to vest.

        We recorded $6.8 million and $6.3 million, respectively, in non-cash compensation expense related to options granted that are expected to vest for the years ended December 31, 2011 and 2010, respectively. We received $0.8 million and $5.6 million in cash from the exercise of 0.4 million and 1.2 million options, for the years ended December 31, 2011 and 2010, respectively.

        The total intrinsic value of options exercised was $6.3 million, $0.4 million and $4.0 million for the years ended December 2012, 2011 and 2010, respectively.

Restricted Stock

        The vesting provisions of restricted stock are similar to those applicable to stock options. Because these restricted shares are issued primarily to employees of the Company, many of the shares issued will be withheld by the Company to satisfy the statutory withholding requirements applicable to the restricted stock grants. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced. These shares will vest over a period of four years.

        The following is a summary of non-vested share awards for the Company's time-based restricted shares:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)
Outstanding, December 31, 2011	198	$2.20

Granted	85	6.80
Vested	(167)	2.21
Forfeited	(5)	2.20

Outstanding, December 31, 2012	111	$5.72

        The weighted average grant date fair value per share of restricted stock granted was $6.80 for the year ended December 2012. There were no restricted shares granted for the years ended December 2011 and 2010.

        We recorded approximately $0.4 million, $0.0 and $1.6 million in non-cash compensation expense related to the restricted stock granted that are expected to vest for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $0.5 million in unrecognized compensation expense related to time-based restricted shares expected to vest. This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.2 years.

        The total fair value of shares vested were $1.3 million, $1.1 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EMPLOYEE BENEFIT PLAN

Defined Contribution Plan

        The Company has a retirement savings plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code covering its employees. The 401(k) Plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, the Company matches a percentage of these employee contributions. Expenses related to the matching portion of the contributions to the 401(k) Plan were $0.3 million, $0.2 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

14. INCOME TAXES

        The following presents consolidated income before tax for domestic and foreign operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Consolidated income before tax
Domestic	$39,280	$18,705	$35,838
Foreign	1,183	10	463

Total	$40,463	$18,715	$36,301

        The income tax provision attributable to income from operations before tax consists of the following components (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax provision
Domestic	$14,358	$9,528	$17,680
Foreign	416	58	1,040

Income tax provision before non-controlling interest loss	14,774	9,586	18,720
Income tax provision from non-controlling interest loss	—	—	31

Total income tax provision	$14,774	$9,586	$18,751

Income tax provision components
Current	$430	$334	$1,283
Deferred	14,344	9,252	17,468

Total income tax provision	$14,774	$9,586	$18,751

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        A reconciliation of the federal statutory rate and the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Income tax reconciliation
Federal statutory rate	35.0%	35.0%	35.0%
Foreign provision	(0.4)%	0.1%	(0.1)%
State/province income tax	1.7%	2.4%	1.7%
Non-deductible compensation cost	0.2%	7.8%	2.4%
Change in valuation allowance	1.0%	2.1%	(4.1)%
Adjustment to carrying value	(2.2)%	3.6%	0.0%
Foreign dividends and IRC Sec. 956 inclusions, net of foreign tax deduction	1.1%	0.2%	14.7%
Non-deductible expenses and other items	0.1%	0.0%	2.1%

Effective tax rate	36.5%	51.2%	51.7%

        The major tax-effected components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Deferred income tax assets related to:
Intangibles	$63,899	$82,088	$102,598
Net operating losses	32,171	29,733	16,576
Stock compensation expense	6,775	5,412	4,768
Accounts receivable allowances	1,968	2,770	6,675
Accrued and prepaid expenses	1,279	702	300
Other	367	492	734
Property, equipment and leasehold improvements	312	—	235
Valuation allowance	(1,307)	(905)	—

Total deferred income tax assets	$105,464	$120,292	$131,886

Deferred income tax liabilities related to:
Property, equipment and leasehold improvements	$—	$242	$—
Other	800	512	339

Total deferred income tax liabilities	$800	$754	$339

Deferred income taxes, net	$104,664	$119,538	$131,547

        For all of our investments in foreign subsidiaries, except for GCA (Macau), S.A. ("GCA Macau") and one-time repatriation events in 2010, deferred taxes have not been provided on unrepatriated foreign earnings. Unrepatriated earnings as of December 31, 2012, are approximately $2.7 million. These earnings are considered permanently reinvested, as it is management's intention to reinvest foreign earnings in foreign operations. The Company projects that it will have sufficient cash flow in the U.S. and does not need to repatriate these foreign earnings to finance U.S. operations.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        As a result of certain realization requirements under the accounting guidance on share-based payments, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2012, 2011 and 2010 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $3.3 million if and when such deferred tax assets are ultimately realized. The Company uses the accounting guidance on income taxes ordering for purposes of determining when excess tax benefits have been realized.

        As of December 31, 2012, the Company has approximately $94.0 million accumulated federal net operating losses. The net operating losses can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2025.

        The Company has state net operating loss carry forwards which began to expire in 2012 and will continue to expire in 2013 through 2031. The determination and utilization of these state net operating loss carry forwards are dependent upon apportionment percentages and other respective state laws, which can change from year to year. As of December 31, 2012, the Company has approximately $2.4 million accumulated state net operating losses. We have a valuation allowance of $1.3 million primarily related to certain state net operating loss carry forwards, which are expected to expire before utilization, due to shorter carry forward periods and decreased apportionment percentages in those states.

        At December 31, 2012, we had a net deferred income tax asset of $104.7 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic statutory tax rate of 36.4%, this results in tax payments being approximately $19.1 million less than the annual provision for income taxes shown on the income statement for financial accounting purposes, or the amount of the annual provision, if less. There is an expected aggregate of $120.8 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations. We believe that it is more likely than not that we will be able to utilize our deferred tax asset. However, the utilization of this tax asset is subject to many factors including, but not limited to, a change of control of the Company and future earnings.

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company has a number of federal and state income tax years still open for examination as a result of the net operating loss carry forwards. Accordingly, the Company is subject to examination for both U.S. federal and a few state tax returns for the years 2005 to present. For the remaining state, local and foreign jurisdictions, with few exceptions, the Company is no longer subject to examination by tax authorities for years before 2009.

15. RELATED PARTY TRANSACTIONS

        In April 2010, the Company repurchased in a privately negotiated transaction 3,105,590 shares of its outstanding common stock from various entities affiliated with an investment firm for an aggregate purchase price of $25.0 million at a purchase price of $8.05 per share of common stock. A member of our Board of Directors was a managing partner of the investment firm until his term expired in April 2010. We funded this repurchase with cash on hand. This repurchase was authorized by our Board of Directors in March 2010, separate and apart from the $25.0 million share repurchase program previously made in February 2010.

        A member of our Board of Directors also serves as a member of the board of directors of a gaming company for which the Company provides various cash access products and services that are insignificant to the Company's net income. Our Board member receives both cash and equity compensation from this gaming company in consideration for serving on its board of directors, however, none of this consideration is tied in any manner to the Company's performance or obligations under its cash access agreements with the gaming company. In addition, our Board member was not involved in the negotiation of the Company's cash access agreements with this gaming company.

        In October 2012, the Company entered into a long-term lease agreement related to office space for its corporate headquarters, for which the Company engaged a brokerage firm. An executive officer of this brokerage firm is the brother of our Chief Financial Officer. The total estimated rental payments owing by the Company under the lease agreement total $11.8 million and the brokerage firm is entitled to receive approximately $0.4 million as compensation for acting as the Company's broker.

16. SEGMENT INFORMATION

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

        The Company operates in the following business segments: (1) cash advance, (2) ATM, (3) check services and (4) other. These segments are monitored separately by management for performance against its internal forecast and are consistent with the Company's internal management reporting. The other segment consists of certain lines of business, none of which exceeds the established materiality for segment reporting, include: Central Credit reporting services, Kiosk Sales and Services and Casino Marketing Services, among others.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT INFORMATION (Continued)

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

        Major customers.    For the years ended December 31, 2012 and 2011, no single customer accounted for more than 10% of the Company's revenues. For the year ended December 31, 2010, the combined revenue from all segments for our largest customer, Caesars, was approximately $79.6 million, representing 13% of the Company's total consolidated revenues. Our five largest customers accounted for approximately 34%, 28% and 35% of our total revenue in 2012, 2011 and 2010, respectively.

        The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

        The following tables present the Company's segment information (in thousands):

	For and At the Year Ended December 31,
	2012	2011	2010
Revenues
Cash advance	$227,517	$203,869	$244,139
ATM	303,159	283,727	314,627
Check services	25,401	26,269	28,357
Other	28,409	30,198	18,467
Corporate	—	—	—

Total revenues	$584,486	$544,063	$605,590

Operating income
Cash advance	$63,785	$38,468	$49,439
ATM	32,333	34,832	41,102
Check services	13,930	14,197	15,798
Other	14,457	14,808	11,398
Corporate	(68,523)	(64,009)	(65,107)

Total operating income	$55,982	$38,296	$52,630

Total assets
Cash advance	$149,113	$164,515
ATM	59,781	98,418
Check services	35,216	37,231
Other	39,838	39,570
Corporate	269,947	189,333

Total assets	$553,895	$529,067

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The unaudited selected quarterly results of operations is as follows (in thousands, except for per share amounts):

	Quarter
	First	Second	Third	Fourth	Year
2012
Revenues	$151,065	$147,465	$149,824	$136,132	$584,486
Operating income	15,696	15,963	14,642	9,681	55,982
Net income	7,128	7,084	7,079	4,398	25,689
Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	7,128	7,084	7,079	4,398	25,689
Basic earnings per share
Net income	$0.11	$0.11	$0.11	$0.07	$0.39
Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	$0.11	$0.11	$0.11	$0.07	$0.39
Diluted earnings per share
Net income	$0.11	$0.11	$0.10	$0.06	$0.38
Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	$0.11	$0.11	$0.10	$0.06	$0.38
Weighted average common shares outstanding
Basic	65,134	65,774	66,108	66,739	65,933
Diluted	66,190	67,383	67,601	67,996	67,337
2011
Revenues	$134,389	$135,052	$136,889	$137,733	$544,063
Operating income	9,305	7,141	7,609	14,241	38,296
Net income	1,742	1,010	1,839	4,538	9,129
Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	1,742	1,010	1,839	4,538	9,129
Basic earnings per share
Net income	$0.03	$0.02	$0.03	$0.07	$0.14
Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	$0.03	$0.02	$0.03	$0.07	$0.14
Diluted earnings per share
Net income	$0.03	$0.02	$0.03	$0.07	$0.14
Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	$0.03	$0.02	$0.03	$0.07	$0.14
Weighted average common shares outstanding
Basic	63,952	63,969	64,712	64,871	64,673
Diluted	64,182	64,094	64,751	65,227	64,859

18. SUBSEQUENT EVENTS

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

        As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2012 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management's Report of Internal Control over Financial Reporting

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2012 as stated in their attestation report which is included herein.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2012

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Cash Access Holdings, Inc.
Las Vegas, NV

        We have audited the internal control over financial reporting of Global Cash Access Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 12, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Las Vegas, NV
March 12, 2013

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding our directors, executive officers and corporate governance required by this Item is incorporated by reference to the section entitled "Proposal One—Election of Class II Directors" in the Company's Definitive Proxy Statement in connection with the 2013 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2012. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. Information required by 10A-3(d) of the Exchange Act is incorporated by reference to the section entitled "Board and Corporate Governance Matters" in the Proxy Statement.

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

        In May 2012, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange Corporate Governance listing standards as of that date.

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

  3.
  See Item 15(b)

(b)
Exhibits:

Exhibit Number		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

3.3	(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.4	(1)	Assumption Agreement, dated as of June 7, 2004, by Global Cash Access, Inc. and the Subsidiary Guarantors named therein.

4.5	(1)	Supplemental Indenture by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., GCA Access Card, Inc., Central Credit, LLC and The Bank of New York Trust Company, N.A. and form of notation of Guarantee by Global Cash Access Holdings, Inc.

4.6	(1)	Supplemental Indenture by and among Global Cash Access, Inc., GCA Access Card, Inc., Central Credit, LLC and The Bank of New York Trust Company, N.A. and notation of Guarantee by GCA Access Card, Inc.

10.1	(1)	Lease Agreement, dated as of March 8, 2000, by and between Global Cash Access, L.L.C. and American Pacific Capital Gateway Bldg D Co., L.L.C.

10.9	(1)	Sponsorship Indemnification Agreement, dated as of March 10, 2004, by and between Global Cash Access, L.L.C. and First Data Corporation.

10.10	(1)	Amended and Restated Software License Agreement, dated as of March 10, 2004, between TSYS and Global Cash Access, L.L.C.

10.11	(1)	Professional Services Agreement, dated as of March 10, 2004, between TSYS and Global Cash Access, L.L.C.

Exhibit Number		Exhibit Description
10.12	(1)	Patent License Agreement, dated as of March 10, 2004, between USA Payments, Inc. and Global Cash Access, L.L.C.

10.14	(1)	Letter Agreement Relating to Technology, dated May 13, 2004, among Global Cash Access, L.L.C., USA Payments, Inc., USA Payment Systems, Inc. and TSYS.

10.15	(1)	Automated Teller Machine Sponsorship Agreement by and between Global Cash Access, L.L.C. and Western Union Bank, dated as of November 12, 2002, and First Amendment to Automated Teller Machine Sponsorship Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C. and First Financial Bank.

*10.22	(1)	Global Cash Access Holdings, Inc. 2005 Stock Incentive Plan.

*10.23	(1)	Form of Indemnification Agreement between Global Cash Access Holdings, Inc. and each of its executive officers and directors.

10.24	(1)	Patent Purchase and License Agreement, dated as of March 22, 2005, by and between Global Cash Access, Inc. and USA Payments, Inc.

*10.34	(4)	Employment Agreement with Scott Betts, dated October 31, 2007.

*10.35	(5)	Notices of Stock Option Award and Stock Option Award Agreements with Scott Betts dated October 31, 2007.

*10.41	(6)	Amendment No. 1 to Employment Agreement, by and between the Company and Scott Betts, dated August 11, 2008.

*10.43	(7)	Amendment No. 2 to Employment Agreement, by and between the Company and Scott Betts dated April 24, 2009.

*+10.44	(8)	Processing Services Agreement, dated as of August 21, 2009, between Global Cash Access, Inc., and TSYS Acquiring Solutions, LLC effective July 1, 2009.

*+10.45	(9)	Amendment to Professional Services Agreement, Amended and Restated Software License Agreement, and Transending Services Agreement, dated as of August 21, 2009, between Global Cash Access, Inc. and TSYS Acquiring Solutions, LLC.

*10.46	(10)	Amendment No. 3 to Employment Agreement with Scott Betts dated March 26, 2010.

*10.47	(11)	Agreement with Mary E. Higgins dated September 2, 2010.

*10.48	(12)	Form of Notice of Stock Option Award and Stock Option Award Agreement—Mary E. Higgins effective September 14, 2010.

*10.49	(13)	Form of Notice of Stock Option Award and Stock Option Award Agreement—Michael Rumbolz effective August 30, 2010.

+10.52	(14)	Contract Cash Solutions Agreement, dated November 12, 2010, between Global Cash Access, Inc. and Wells Fargo Bank, N.A.

+10.53	(15)	Fee Letter, dated November 12, 2010, between Global Cash Access, Inc. and Wells Fargo Bank, N.A regarding the Contract Cash Solutions Agreement, dated November 12, 2010.

+10.54	(16)	Sponsorship Agreement, dated February 11, 2011, between Global Cash Access, Inc. and American State Bank.

*10.55	(17)	Employment Agreement with David Johnson, effective as of April 1, 2011.

Exhibit Number		Exhibit Description
*10.56	(18)	Form of Notice of Stock Option Award and Stock Option Award Agreement—David Johnson effective April 1, 2011.

+10.57	(19)	Second Amendment to Processing Services Agreement, dated as of December 27, 2011, between Global Cash Access, Inc. and TSYS Acquiring Solutions, LLC

10.58	(20)	Credit Agreement, dated March 1, 2011, among Global Cash Access Holdings, Inc., Global Cash Access, Inc., Deutsche Bank Trust Company Americas, as Administrative Agent, and the various lenders who are party thereto from time to time.

*10.59	(21)	Employment Agreement with Diallo Gordon, effective March 28, 2012.

10.61	(22)	Second Amendment to Contract Cash Solutions Agreement, dated June 4, 2012, between Global Cash Access, Inc. and Wells Fargo Bank, N.A.

*10.62	(23)	Employment Agreement with David Lopez, effective June 11, 2012.

*10.63	(24)	Form of Stock Option Agreement for David Lopez.

*10.64	(25)	Form of Restricted Stock Agreement for David Lopez.

10.66	(26)	Amendment to Credit Agreement, dated September 24, 2012, among Global Cash Access Holdings, Inc., Global Cash Access, Inc., Deutsche Bank Trust Company Americas, as Administrative Agent, and the various lenders who are party thereto from time to time.

*10.67	(27)	Employment Agreement with Robert Myhre, effective October 1, 2012.

*10.68	(28)	Form of Stock Option Agreement for Robert Myhre.

*10.69	(29)	Form of Restricted Stock Agreement for Robert Myhre.

*10.73	(30)	Transition and Retirement Agreement for Scott Betts, dated January 18, 2013.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Deloitte & Touche LLP.

24.1		Power of Attorney (see page 105).

31.1		Certification of David B. Lopez, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 12, 2013 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 12, 2013 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of David B. Lopez, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 12, 2013 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 12, 2013 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document**

101.SCH		XBRL Taxonomy Extension Schema Document**

Exhibit Number	Exhibit Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)
Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form S-1 (Registration No. 333-123514) filed September 22, 2005.

(2)
Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed December 26, 2007.

(3)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 25, 2007.

(4)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed August 9, 2007.

(5)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed November 2, 2007.

(6)
Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed June 19, 2008.

(7)
Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed August 12, 2008.

(8)
Incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K filed on March 30, 2007.

(9)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 24, 2009.

(10)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 31, 2010.

(11)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 2, 2010.

(12)
Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 2, 2010.

(13)
Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on September 2, 2010.

(14)
Incorporated by reference to Exhibit 10.52 of the Company's Annual Report on Form 10-K filed on March 14, 2011.

(15)
Incorporated by reference to Exhibit 10.53 of the Company's Annual Report on Form 10-K filed on March 14, 2011.

(16)
Incorporated by reference to Exhibit 10.54 of the Company's Annual Report on Form 10-K filed on March 14, 2011.

(17)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 29, 2011.

(18)
Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form Form 8-K filed on March 29, 2011.

(19)
Incorporated by reference to the Company's Current Report on Form 8-K filed on January 3, 2012.

(20)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 2, 2011.

(21)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 28, 2012.

(22)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 7, 2012.

(23)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed August 7, 2012.

(24)
Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed August 7, 2012.

(25)
Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed August 7, 2012.

(26)
Incorporated by reference to the Company's Current Report on Form 8-K filed on September 25, 2012.

(27)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed November 7, 2012.

(28)
Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed November 7, 2012.

(29)
Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed November 7, 2012.

(30)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 24, 2013.

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

GLOBAL CASH ACCESS HOLDINGS, INC.
By:	/s/ DAVID B. LOPEZ David B. Lopez President and Chief Executive Officer (Principal Executive Officer)

Dated: March 12, 2013

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Lopez and Mary E. Higgins, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ DAVID B. LOPEZ David B. Lopez	President and Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2013
/s/ MARY E. HIGGINS Mary E. Higgins	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2013
/s/ SCOTT BETTS Scott Betts	Director	March 12, 2013
/s/ C. MICHAEL RUMBOLZ Michael Rumbolz	Director	March 12, 2013
/s/ E. MILES KILBURN E. Miles Kilburn	Director	March 12, 2013

Signature	Title	Date

/s/ GEOFF JUDGE Geoff Judge	Director	March 12, 2013
/s/ FRED C. ENLOW Fred C. Enlow	Director	March 12, 2013