Form 10-Q
period 2013-03-31
Global Cash Access Holdings, Inc.
filed 2013-05-07
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission file no 001 — 32622

GLOBAL CASH ACCESS HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	20-0723270
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
Incorporation or Organization)

7250 S. TENAYA WAY, SUITE 100
LAS VEGAS, NEVADA	89113
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 26, 2013 there were 66,217,515 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues	$146,822	$151,065

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	111,099	113,815
Operating expenses	18,984	17,488
Depreciation	1,568	1,745
Amortization	2,270	2,321
Total costs and expenses	133,921	135,369

Operating income	12,901	15,696

Other expenses
Interest expense, net of interest income	3,163	4,483
Total other expenses	3,163	4,483

Income from operations before tax	9,738	11,213

Income tax provision	3,602	4,085

Net income	6,136	7,128

Foreign currency translation	(415)	145

Comprehensive income	$5,721	$7,273

Earnings per share
Basic	$0.09	$0.11
Diluted	$0.09	$0.11

Weighted average common shares outstanding
Basic	66,697	65,134
Diluted	67,882	66,190

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

(Unaudited)

	At March 31,	At December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$70,702	$153,020
Restricted cash and cash equivalents	200	200
Settlement receivables	118,886	29,484
Other receivables, net of allowances for doubtful accounts of $6.2 million and $6.9 million, respectively	11,123	11,571
Inventory	7,029	7,126
Prepaid expenses and other assets	18,143	18,254
Property, equipment and leasehold improvements, net	15,459	15,441
Goodwill	180,124	180,141
Other intangible assets, net	33,022	33,994
Deferred income taxes, net	101,265	104,664

Total assets	$555,953	$553,895

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Settlement liabilities	$180,903	$182,446
Accounts payable and accrued expenses	55,697	51,190
Borrowings	117,500	121,500

Total liabilities	354,100	355,136

Commitments and Contingencies (Note 5)

Stockholders’ Equity
Common stock, $0.001 par value, 500,000 shares authorized and 87,786 and 87,545 shares issued at March 31, 2013 and December 31, 2012, respectively	88	87
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at March 31, 2013 and December 31, 2012, respectively	-	-
Additional paid-in capital	220,090	217,990
Retained earnings	129,750	123,614
Accumulated other comprehensive income	2,143	2,558
Treasury stock, at cost, 21,380 and 20,724 shares at March 31, 2013 and December 31, 2012, respectively	(150,218)	(145,490)

Total stockholders’ equity	201,853	198,759

Total liabilities and stockholders’ equity	$555,953	$553,895

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities
Net income	$6,136	$7,128
Adjustments to reconcile net income to cash (used in)/ provided by operating activities:
Depreciation	1,568	1,745
Amortization of intangibles	2,270	2,321
Amortization of financing costs	403	355
Gain on sale or disposal of assets	(9)	(57)
Provision for bad debts	2,110	1,190
Stock-based compensation	1,171	843
Changes in operating assets and liabilities:
Settlement receivables	(89,490)	7,115
Other receivables, net	(1,694)	5,246
Inventory	97	(843)
Prepaid and other assets	(542)	687
Deferred income taxes	3,399	3,935
Settlement liabilities	(1,373)	(17,241)
Accounts payable and accrued expenses	4,390	5,857

Net cash (used in)/provided by operating activities	(71,564)	18,281

Cash flows from investing activities
Capital expenditures	(2,934)	(1,800)
Proceeds from sale of fixed assets	31	-
Changes in restricted cash and cash equivalents	-	255

Net cash used in investing activities	(2,903)	(1,545)

Cash flows from financing activities
Repayments against credit facility	(4,000)	(32,000)
Proceeds from exercise of stock options	962	1,005
Purchase of treasury stock	(4,587)	(55)

Net cash used in financing activities	(7,625)	(31,050)

Effect of exchange rates on cash	(226)	(655)

Cash and cash equivalents
Net decrease for the period	(82,318)	(14,969)
Balance, beginning of the period	153,020	55,535

Balance, end of the period	$70,702	$40,566

Supplemental cash flow disclosures
Cash paid for interest	$2,777	$3,955
Cash paid for income tax, net of refunds	$85	$191

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

We are a global provider of cash access and related equipment services and solutions to the gaming industry. Our services, equipment and solutions provide gaming establishment patrons access to cash through a variety of methods, including automated teller machine (“ATM”) cash withdrawals, credit card cash access transactions, point-of-sale (“POS”) debit card transactions, check verification and warranty services and money transfers. In addition, we provide products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments. We also sell and service cash access devices such as slot machine ticket redemption and jackpot kiosks to the gaming industry.

2.              BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the full fiscal year.

These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”).

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

Principles of Consolidation

All intercompany transactions and balances have been eliminated in consolidation.

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

For our non-Site-Funded locations, the Company’s Contract Cash Solutions Agreement with Wells Fargo allows for the Company to utilize funds owned by Wells Fargo to provide the currency needed for normal operating requirements for the Company’s ATMs. For the use of these funds, the Company pays Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. As the cash is never an asset of ours, supplied cash is not reflected on our balance sheet. We are charged a cash usage fee for the cash used in these ATMs, which is included as interest expense in the consolidated statements of income. The Company recognizes the fees as interest expense due to the similar operational characteristics to a revolving line of credit, the fact that the fees are calculated on a financial index and the fees are paid for access to a capital resource.

Settlement Receivables and Settlement Liabilities

In the credit card cash access and POS debit card cash access transactions provided by GCA, the gaming establishment is reimbursed for the cash disbursed to gaming patrons, in most instances, through the issuance of a negotiable instrument, and, in some instances, through electronic settlement. GCA receives reimbursement from the patron’s credit or debit card issuer for the transaction in an amount equal to the amount owing to the gaming establishment plus the fee charged to the patron. This reimbursement is included within the settlement receivables on the consolidated balance sheets. The unpaid negotiable instrument amounts and electronic settlement amounts owing to gaming establishments are included within settlement liabilities on the consolidated balance sheets.

Warranty Receivables

If a gaming establishment chooses to have a check warranted, it sends a request to a check warranty service provider, asking whether it would be willing to accept the risk of cashing the check. If the check warranty provider accepts the risk and warrants the check, the gaming establishment negotiates the patron’s check by providing cash for the face amount of the check. If the check is dishonored by the patron’s bank upon presentment, the gaming establishment invokes the warranty, and the check warranty service provider purchases the check from the gaming establishment for the full check amount and then pursues collection activities on its own. In our Central Credit Check Warranty product and under our agreement with TeleCheck, we receive all of the check warranty revenue. We are exposed to risk for the losses associated with any warranted items that we cannot collect from patrons issuing the items. Warranty receivables are defined as any amounts paid by TeleCheck or Central Credit to gaming establishments to purchase dishonored checks. Additionally, we pay a portion of TeleCheck’s operating expenses and certain operating expenses associated with our third party partners related to the provision of these services.

The warranty receivables amount is recorded in other receivables, net on the consolidated balance sheets. On a monthly basis, the Company evaluates the collectability of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the consolidated statements of income and comprehensive income.

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

The following table presents the fair value and carrying value of GCA’s borrowings (amounts in thousands):

	Level of Hierarchy(*)	Fair Value	Carrying Value

March 31, 2013
Senior credit facility	2	$118,969	$117,500

December 31, 2012
Senior credit facility	2	$122,715	$121,500

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

Interest Rate Cap

In conjunction with the terms and conditions of the Senior Credit Facility, as described in Note 4, GCA purchased a $150.0 million notional amount interest rate cap with an effective date of January 5, 2012 and a term of three years. GCA purchased this interest rate cap to partially reduce the Company’s exposure to increases in the London Interbank Offer Rate (“LIBOR’) above 1.5% during the term of the interest rate cap with respect to its variable rate debt obligations under the Senior Credit Facility and its obligations under the Contract Cash Solutions Agreement with Wells Fargo. This interest rate cap is recorded in prepaid expenses and other assets in the balance sheet, and is marked-to-market based on a quoted market price with the effects offset in the income statement. The interest rate cap carrying value and fair value approximate each other and these values are insignificant as of March 31, 2013 and December 31, 2012.

Inventory

Inventory primarily consists of parts as well as finished goods and work-in-progress. Inventory is stated at lower of cost or market accounted for using the average cost method. The cost of inventory includes cost of materials, labor, overhead and freight.

Goodwill and Other Intangible Assets

In accordance with ASC 350, we test goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company does not believe that any of its goodwill was impaired as of March 31, 2013.

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

Share Based Compensation

Share based payment awards result in a cost that is measured at fair value on the award’s grant date. Stock options expected to be exercised currently and in future periods are measured at fair value using the Black Scholes model with the expense associated with these awards being recognized on the straight-line basis over the awards’ vesting period. Forfeitures are estimated at the time of grant, with such estimate updated periodically and with actual forfeitures recognized currently to the extent they differ from the estimates.

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

The Contract Cash Solutions Agreement allows for a maximum amount of cash to be provided to GCA of $500.0 million, and the agreement terminates on November 30, 2014, unless otherwise amended or extended.

As of March 31, 2013 and December 31, 2012, the outstanding balances of ATM cash utilized by GCA from Wells Fargo were $314.5 million and $360.4 million, respectively.

Under the terms of the Contract Cash Solutions Agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by a contractually defined cash usage rate. This cash usage rate is determined by an applicable LIBOR plus a mutually agreed upon margin.  We are exposed to interest rate risk to the extent that the applicable LIBOR increases, subject to the interest rate cap.  For the three months ended March 31, 2013 and 2012, the cash usage fees incurred by the Company were $0.6 million and $0.9 million, respectively, and are reflected as interest expense within the condensed consolidated statements of income.

We are responsible for any losses of cash in the ATMs under our agreement with Wells Fargo and we are self-insured for this risk.  For the three months ended March 31, 2013 and 2012, we incurred no material losses related to this self-insurance.

Site Funded ATMs

We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities in the accompanying condensed consolidated balance sheets and was $109.2 million and $107.5 million as of March 31, 2013 and December 31, 2012, respectively.

4.              BORROWINGS

Senior Credit Facility

We have a Credit Agreement (“the Credit Agreement”) with certain lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Wells Fargo Securities, LLC, as Syndication Agent. The Credit Agreement provides for a $210.0 million term loan facility and a $35.0 million revolving credit facility (the “Senior Credit Facility”). The revolving credit facility includes provisions for the issuance of up to $10.0 million of letters of credit and up to $5.0 million in swing-line loans.

The term loan requires principal repayments of one quarter of 1% of the aggregate initial principal amount of term loans, adjusted for any non-mandatory prepayments per quarter, as well as annual mandatory prepayment provisions based on an excess cash flow sweep equal to a fixed percentage of excess cash flow (as defined in the Credit Agreement). The remaining principal is due on the maturity date, March 1, 2016. We may prepay the loans and terminate the commitments at any time after the first year, without premium or penalty, subject to certain qualifications set forth in the Credit Agreement. Furthermore, the Credit Agreement contains mandatory prepayment provisions which, under certain circumstances, such as asset or equity sales, obligate us to apply defined portions of its cash flow to prepayment of the Senior Credit Facility.

Borrowings under the Senior Credit Facility bear interest at either (i) a specified base rate plus a 4.50% margin, or (ii) LIBOR plus a 5.50% margin. The base rate minimum is 2.50% and the LIBOR minimum is 1.50%. Interest in respect of base rate loans is payable quarterly in arrears and interest in respect of LIBOR loans is payable in arrears at the end of the applicable interest period and every three months in the case of interest periods in excess of three months. Interest is also payable at the time of repayment of any loans and at maturity. As of March 31, 2013, we had $117.5 million of outstanding indebtedness under the Senior Credit Facility, all of which was outstanding under the term loan facility.

The weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0% during the quarter ended March 31, 2013. We also had no amounts outstanding under our letter of credit sub facility that is part of our revolving credit facility as of March 31, 2013. The Senior Credit Facility is unconditionally guaranteed by Holdings and each direct and indirect domestic subsidiary of GCA. All amounts owing under the Senior Credit Facility are secured by a first priority perfected security interest in all stock (but only 65% of the stock of foreign subsidiaries), other equity interests and promissory notes owned by us and a first priority perfected security interest in all other tangible and intangible assets owned by GCA and the guarantors.

In September 2012, we entered into an amendment to our Credit Agreement. The amendment modifies certain financial covenants contained in the Credit Agreement with respect to our ability to make capital expenditures, dividends and stock repurchases. Specifically, the Company, together with its subsidiaries, may make an additional $15.0 million of capital expenditures, as such term is defined in the Credit Agreement, during the remainder of the term of the Credit Agreement, which amount is in addition to any other permitted capital expenditures under the Credit Agreement. In addition, the Credit Agreement provided that we could make certain dividends or stock repurchases if, among other things, our total leverage ratio (as calculated under the Credit Agreement) was less than 2.0 to 1. The amendment provides that we may now make certain dividends and stock repurchases if, among other things, our total leverage ratio is less than 2.5 to 1.

The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. As of March 31, 2013, we were in compliance with the required covenants.

5.              COMMITMENTS AND CONTINGENCIES

Litigation Claims and Assessments

Automated Systems America, Inc.

On July 7, 2010, an action was commenced by Automated Systems America, Inc. in the United States District Court, Central District of California, against Holdings, GCA and certain current employees of GCA. The complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of certain patents owned by the Company and alleges antitrust violations of Section 2 of the Sherman Act, unfair competition violations under the Lanham Act and tortuous interference and defamation per se. The plaintiff seeks damages in excess of $2.0 million, punitive damages, and a trebling of damages associated with the allegations under Section 2 of the Sherman Act. On March 3, 2011, the Company filed a motion to dismiss this action. In February 2012, the District Court entered an order granting the Company’s motion to dismiss this action without prejudice, allowing the plaintiff to file a new complaint if it elected to do so. The plaintiff subsequently filed an amended complaint alleging substantially similar claims to those contained in the original complaint, and the Company has filed a motion to dismiss the amended complaint. In March 2013, the plaintiff and the Company filed a joint stipulation to dismiss the plaintiff’s complaint against the Company and the other defendants in this matter with prejudice, and in April 2013, the court issued an order dismissing the complaint with prejudice.  The dismissal order does not bar plaintiff from asserting any claim that the Company’s patents-at-issue are invalid, unenforceable or not being violated.

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

6.              SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

In October 2012, our Board of Directors authorized a new two year Common Stock Repurchase Program that supersedes all outstanding share repurchase authorizations. This new share repurchase program grants us the authority to repurchase up to $40.0 million of outstanding Company common stock over a two year period, which commenced in the first quarter of 2013. We completed the share repurchases with cash on hand and we intend to continue to use cash on hand for these share repurchases. The repurchase program authorizes us to buy our common stock from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The share repurchase program is subject to prevailing market conditions and other considerations and may be suspended or discontinued at any time, and supersedes all other outstanding share repurchase programs of the Company.

We have repurchased approximately 0.6 million shares of common stock for cash of $4.7 million under the share repurchase program during the three months ended March 31, 2013.

Treasury Stock

In addition to open market purchases of common stock authorized under the Common Stock Repurchase Program, employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. For the three months ended March 31, 2013, we repurchased or withheld from restricted stock awards approximately 6,000 shares of common stock at an aggregate purchase price of $0.1 million to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

7.              WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Weighted average number of common shares outstanding - basic	66,697	65,134
Potential dilution from equity grants(1)	1,185	1,056

Weighted average number of common shares outstanding - diluted	67,882	66,190

(1)                                 The potential dilution excludes the weighted average effect of stock options to acquire 5.6 million and 6.3 million of common stock of Holdings for the three months ended March 31, 2013 and 2012, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

8.              SHARE-BASED COMPENSATION

Equity Incentive Awards

In January 2005, we adopted the 2005 Stock Incentive Plan (the “2005 Plan”) to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and thus to promote the success of our business. The 2005 Plan is administered by the Board of Directors but may be administered by our Compensation Committee. The administrator of the 2005 Plan has the authority to select individuals who are to receive options or other equity incentive awards under the 2005 Plan and to specify the terms and conditions of grants of options or other equity incentive awards, the vesting provisions, the term and the exercise price.

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

A summary of award activity under the 2005 Plan is as follows (in thousands):

	Stock Options Granted	Restricted Stock Granted	Equity Awards Available for Grant

Outstanding, December 31, 2012	9,449	111	2,629

Additional authorized shares	N/A	N/A	3,174
Granted	1,205	370	(1,575)
Exercised options or vested shares	(216)	(26)	-
Canceled or forfeited	(61)	-	61

Outstanding, March 31, 2013	10,377	455	4,289

Stock Options

The fair value of options was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2013	2012

Risk-free interest rate	1%	1%
Expected life of options (in years)	4	6
Expected volatility	61%	62%
Expected dividend yield	0%	0%

The following table presents the options activity under the 2005 Plan:

	Number of Common Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Life Remaining (years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2012	9,449	$7.19	6.4	$16,626

Granted	1,205	7.09
Exercised	(216)	5.07
Canceled or forfeited	(61)	6.78

Outstanding, March 31, 2013	10,377	$7.24	6.6	$11,113

Vested and expected to vest, March 31, 2013	9,781	$7.33	6.5	$10,287

Exercisable, March 31, 2013	6,650	$8.02	5.3	$6,394

The weighted average grant date fair value per share of the options granted was $3.32 and $2.71 for the three months ended March 31, 2013 and 2012, respectively.  The total intrinsic value of options exercised was $0.7 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, there was $10.5 million in unrecognized compensation expense related to options expected to vest.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.9 years.  During the three months ended March 31, 2013, the Company granted options to acquire approximately 1.2 million shares of common stock, received $1.0 million in proceeds from the exercise of options and recorded $1.1 million in non-cash compensation expense related to options granted that are expected to vest.

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

Restricted Stock

The following table presents a summary of non-vested share awards for the Company’s time-based restricted shares:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)

Outstanding, December 31, 2012	111	$5.72

Granted	370	7.09
Vested	(26)	2.20
Outstanding, March 31, 2013	455	$7.04

The weighted average grant date fair value per share of restricted stock granted was $7.09 for the three months ended March 31, 2013.  There were no restricted shares granted for the three months ended March 31, 2012.  The total fair value of shares vested were $0.2 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, there was $2.6 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.8 years.  During the three months ended March 31, 2013, there were approximately 26,000 shares of time-based restricted shares vested, and we recorded $0.1 million in non-cash compensation expense related to the restricted stock granted that is expected to vest.

As of March 31, 2012, there was $0.4 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest.  This cost was expected to be recognized on a straight-line basis over a weighted average period of 0.9 years.  During the three months ended March 31, 2012, there were 42,226 shares of time-based restricted shares vested, and we recorded $0.1 million in non-cash compensation expense related to the restricted stock granted that is expected to vest.

9.              INCOME TAXES

The Company’s effective income tax rate for the three months ended March 31, 2013 and 2012 was 37.0% and 36.4%, respectively, both of which were greater than the statutory federal rate of 35.0% due in part to state taxes and the non-deductible, non-cash compensation expenses related to incentive stock options.

The Company accounts for uncertain tax positions in accordance with the applicable accounting guidance.  As of March 31, 2013, there has been no material change to the balance of unrecognized tax benefits from December 31, 2012.

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

We operate in three distinct business segments: (1) cash advance, (2) ATM and (3) check services. These segments are monitored separately by management for performance against its internal forecast and are consistent with our internal management reporting. Other lines of business, none of which exceed the established materiality for segment reporting, include kiosk sales and services and credit reporting services, among others.

We do not allocate depreciation and amortization expenses to the business segments.  Certain corporate overhead expenses have been allocated to the segments for identifiable items related to such segments or based on a reasonable methodology.

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

Major Customers

For the three months ended March 31, 2013 and 2012, none of our customers had combined revenues from all segments equal to or exceeding 10%.  For the three months ended March 31, 2013 and 2012, our five largest customers accounted for approximately 37% and 31%, respectively, of our total revenues.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

The following tables present the Company’s segment information (in thousands):

	For the Three Months Ended March 31,
	2013	2012

Revenues
Cash advance	$58,695	$58,361
ATM	75,276	80,347
Check services	5,871	6,516
Other	6,980	5,841
Corporate	-	-
Total revenues	$146,822	$151,065

Operating income
Cash advance	$15,745	$15,847
ATM	6,979	8,956
Check services	3,396	3,413
Other	3,444	3,111
Corporate	(16,663)	(15,631)
Total operating income	$12,901	$15,696

	At
	March 31, 2013	December 31, 2012
Total assets
Cash advance	$180,663	$149,113
ATM	113,974	59,781
Check services	36,440	35,216
Other	41,544	39,838
Corporate	183,332	269,947
Total assets	$555,953	$553,895

11.       SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business and certain trends, risks and challenges.  We then discuss our results of operations for the three months ended March 31, 2013 as compared to the same period for 2012, respectively. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity needs and off-balance sheet arrangements. We conclude with a discussion of critical accounting policies and their impact on our unaudited condensed consolidated financial statements.

You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2012 Annual Report on Form 10-K (our “2012 10-K”). When reviewing our MD&A, you should also refer to the description of our Critical Accounting Policies and Estimates in our 2012 10-K because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.”  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: the timing and the extent of a recovery in the gaming industry, if any; gaming establishment and patron preferences; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; inaccuracies in underlying operating assumptions; unanticipated expenses or capital needs; technological obsolescence; and employee turnover.  Additional factors that could cause actual results to differ materially are included under the heading “Risk Factors.” These factors include, but are not limited to, those set forth in our press releases, reports and other filings made with the SEC. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of our 2012 10-K.

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

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

The following table presents our unaudited condensed consolidated results of operations (amounts in thousands):

	March 31, 2013		March 31, 2012		Mar-13 vs. Mar-12
	$	%	$	%	$ Var	% Var

Revenues
Cash advance	$58,695	40%	$58,361	39%	$334	1%
ATM	75,276	51%	80,347	53%	(5,071)	(6)%
Check services	5,871	4%	6,516	4%	(645)	(10)%
Other revenues	6,980	5%	5,841	4%	1,139	20%
Total revenues	146,822	100%	151,065	100%	(4,243)	(3)%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	111,099	75%	113,815	75%	(2,716)	(2)%
Operating expenses	18,984	13%	17,488	12%	1,496	9%
Depreciation	1,568	1%	1,745	1%	(177)	(10)%
Amortization	2,270	2%	2,321	2%	(51)	(2)%
Total costs and expenses	133,921	91%	135,369	90%	(1,448)	(1)%

Operating income	12,901	9%	15,696	10%	(2,795)	(18)%

Other expenses
Interest expense, net of interest income	3,163	2%	4,483	3%	(1,320)	(29)%
Total other expenses	3,163	2%	4,483	3%	(1,320)	(29)%

Income from operations before tax	9,738	7%	11,213	7%	(1,475)	(13)%

Income tax provision	3,602	3%	4,085	3%	(483)	(12)%

Net income	$6,136	4%	$7,128	5%	$(992)	(14)%

Total Revenues

Total revenues decreased by $4.2 million, or 3%, to $146.8 million for the three months ended March 31, 2013 as compared to the same period in the prior year. This was primarily due to lower ATM revenues, partially offset by higher kiosk sales during the three months ended March 31, 2013 as compared to the same period in the prior year.

Cash advance revenues increased by $0.3 million, or 1%, to $58.7 million for the three months ended March 31, 2013 as compared to the same period in the prior year.

ATM revenues decreased by $5.1 million, or 6%, to $75.3 million for the three months ended March 31, 2013 as compared to the same period in the prior year. This was primarily due to a $2.8 million decrease in revenue attributable to the reduction in interchange reimbursement rates that were implemented by various card associations in the second quarter 2012 and lower transaction volume.

Check services revenues decreased by $0.6 million, or 10%, to $5.9 million for the three months ended March 31, 2013 as compared to the same period in the prior year. This was due to a decrease in the number of check services transactions processed.

Other revenues increased by $1.1 million, or 20%, to $7.0 million for the three months ended March 31, 2013 as compared to the same period in the prior year. This was primarily due to increased kiosk sales during the three months ended March 31, 2013 as compared to the same period in the prior year.

Costs and Expenses

Cost of revenues (exclusive of depreciation and amortization) decreased by $2.7 million, or 2%, to $111.1 million for the three months ended March 31, 2013 as compared to the same period in the prior year. This was primarily due to lower ATM variable costs associated with the lower ATM revenues discussed previously.

Operating expenses increased by $1.5 million, or 9%, to $19.0 million for the three months ended March 31, 2013 as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses and non-cash stock compensation expense.

Primarily as a result of the factors described above, operating income decreased by $2.8 million, or 18%, to $12.9 million for the three months ended March 31, 2013 as compared to the same period in the prior year. The operating margin for the Company decreased to 9% for the three months ended March 31, 2013 from 10% for the same period in the prior year.

Interest expense, net, decreased by $1.3 million, or 29%, to $3.2 million for the three months ended March 31, 2013 as compared to the same period in the prior year. This was primarily due to a $0.7 million reduction in interest charges due to the lower outstanding debt balance; a $0.3 million reduction in interest charges related to a lower average outstanding balance on the vault cash supplied by Wells Fargo and a slightly lower average cash usage rate; and a decrease in the interest charge associated with the change in fair value of the interest rate cap of approximately $0.3 million.

Income tax expense decreased by $0.5 million, or 12%, to $3.6 million for the three months ended March 31, 2013 as compared to the same period in the prior year. This was primarily due to the decrease in income from operations before income tax expense of $1.5 million. The provision for income tax reflected an effective income tax rate of 37.0% for the three months ended March 31, 2013, which was greater than the statutory federal rate of 35.0% primarily due to state taxes and the non-deductible, non-cash compensation expenses related to incentive stock options. The provision for income tax reflected an effective income tax rate of 36.4% for the same period in the prior year, which was greater than the statutory federal rate of 35.0% primarily due to state taxes and the non-deductible, non-cash compensation expenses related to incentive stock options.

Primarily as a result of the foregoing, net income decreased by $1.0 million, or 14%, to $6.1 million for the three months ended March 31, 2013 as compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents selected information about our financial position (in thousands):

	At March 31,	At December 31,
	2013	2012

Balance sheet data
Cash and cash equivalents	$70,702	$153,020
Total assets	555,953	553,895
Total borrowings	117,500	121,500
Stockholders’ equity	201,853	198,759

Cash Resources

Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the forseeable future. Cash and cash equivalents at March 31, 2013 included cash in non-U.S. jurisdictions of approximately $6.4 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions.  This activity results in a balance due to us at the end of each business day that we recoup over the next few business days and classify as settlement receivables.  This activity also results in a balance due to our customers at the end of each business day that we remit over the next few business days and classify as settlement liabilities. As of March 31, 2013, we had $118.9 million in settlement receivables for which we received these funds in April 2013.  As of March 31, 2013, we had $180.9 million in settlement liabilities due to our customers for these settlement services that were paid in April 2013.

Sources and Uses of Cash

The following table presents a summary of our cash flow activity (in thousands):

	Three Months Ended March 31,		Incr./(Decr.)
	2013	2012	Mar-13 vs. Mar-12

Cash flow activities
Net cash (used in)/provided by operating activities	$(71,564)	$18,281	$(89,845)
Net cash used in investing activities	(2,903)	(1,545)	(1,358)
Net cash used in financing activities	(7,625)	(31,050)	23,425
Effect of exchange rates on cash	(226)	(655)	429

Cash and cash equivalents
Net decrease for the period	(82,318)	(14,969)	(67,349)
Balance, beginning of the period	153,020	55,535	97,485

Balance, end of the period	$70,702	$40,566	$30,136

Cash flows used in operating activities were $71.6 million for the three months ended March 31, 2013 as compared to cash flows provided by operating activities of $18.3 million for the same period in the prior year.  This was primarily due to a decrease in working capital of $90.0 million mostly associated with the timing of our settlement receivables and settlement liabilities based on the number of business days outstanding prior to the settlement of our cash access transactions at the end of each period and a decrease in net income of $1.0 million; partially offset by an increase in non-cash expenses of $1.1 million for the three months ended March 31, 2013 as compared to the same period in the prior year.

Cash flows used in investing activities increased by $1.4 million, or 88%, to $2.9 million for the three months ended March 31, 2013 as compared to the same period in the prior year.  This was primarily due to increased capital expenditures of $1.1 million and a reduction in restricted cash and cash equivalents of $0.3 million for the three months ended March 31, 2013 as compared to the same period in the prior year.

Cash flows used in financing activities decreased by $23.4 million, or 75%, to $7.6 million for the three months ended March 31, 2013 as compared to the same period in the prior year.  This was primarily due to lower principal payments on our existing credit facility for the three months ended March 31, 2013 as compared to the same period last year; partially offset by an increase in the purchase of treasury stock associated with our stock repurchase program.

Deferred Tax Asset

At March 31, 2013, we had a net deferred income tax asset of $101.3 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004.  Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in pre-existing goodwill carried over from periods prior to the conversion.  Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.4%, this results in tax payments being approximately $19.1 million less than the annual provision for income taxes shown on the income statement for financial accounting purposes, or the amount of the annual provision, if less.  There is an expected aggregate of $116.0 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations.  We believe that it is more likely than not that we will be able to utilize our deferred tax asset.  However, the utilization of this tax asset is subject to many factors beyond our control including our earnings, a change of control of the Company and future estimations of earnings.

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

The Contract Cash Solutions Agreement allows for a maximum amount of cash to be provided to GCA of $500.0 million, and the agreement terminates on November 30, 2014, unless otherwise amended or extended.

As of March 31, 2013 and 2012, the outstanding balances of ATM cash utilized by GCA from Wells Fargo were $314.5 million and $412.2 million, respectively.

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

For the three months ended March 31, 2013 and 2012, the cash usage fees incurred by us were $0.6 million and $0.9 million, respectively, and are reflected as interest expense within the consolidated statements of income and comprehensive income.

We are responsible for any losses of cash in the ATMs under our agreement with Wells Fargo and we self-insure for this risk. For the three months ended March 31, 2013 and 2012, we incurred no material losses related to this self-insurance.

We also need supplies of cash to support our foreign operations. For some foreign jurisdictions, such as the United Kingdom, applicable law and cross- border treaties allow us to transfer funds between our domestic and foreign operations efficiently. For other foreign jurisdictions, we must rely on the supply of cash generated by our operations in those foreign jurisdictions, and the cost of repatriation is prohibitive. For example, Global Cash Access (Canada), Inc. (“GCA Canada”), the subsidiary through which we operate in Canada, generates a supply of cash that is sufficient to support its operations, and all cash generated through such operations is expected to be retained by GCA Canada. As we expand our operations into new foreign jurisdictions, we must rely on treaty-favored cross-border transfers of funds, the supply of cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.

In September 2012, the Company entered into an amendment to its Credit Agreement. The amendment modifies certain financial covenants contained in the Credit Agreement with respect to the Company’s ability to make capital expenditures, dividends and stock repurchases. Specifically, the Company, together with its subsidiaries, may make an additional $15.0 million of capital expenditures, as such term is defined in the Credit Agreement, during the remainder of the term of the Credit Agreement, which amount is in addition to any other permitted capital expenditures under the Credit Agreement. In addition, the Credit Agreement provided that the Company could make certain dividends or stock repurchases if, among other things, the Company’s total leverage ratio (as calculated under the Credit Agreement) was less than 2.0 to 1. The amendment provides that the Company may now make certain dividends and stock repurchases if, among other things, its total leverage ratio is less than 2.5 to 1.

We believe that borrowings available under the Senior Credit Facility, together with our anticipated operating cash flows, will be adequate to meet our anticipated future requirements for working capital, capital expenditures and scheduled interest payments. Although no additional financing is currently contemplated, we may seek, if necessary or otherwise advisable and to the extent permitted under the terms of the Senior Credit Facility, additional financing through bank borrowings or public or private debt or equity financings. We cannot ensure that additional financing, if needed, will be available to us, or that, if available, the financing will be on terms favorable to us. The terms of any additional debt or equity financing that we may obtain in the future could impose additional limitations on our operations and/or management structure. We also cannot ensure that the estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

Off-Balance Sheet Arrangements

Wells Fargo Contract Cash Solutions Agreement

We obtain currency to meet the normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement with Wells Fargo. Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At March 31, 2013, the total currency obtained from Wells Fargo pursuant to this agreement was $314.5 million. Since Wells Fargo obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Wells Fargo for cash usage pursuant to this agreement are reflected as interest expense in our financial statements. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

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

For the three months ended March 31, 2013, there were no material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed on March 12, 2013.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. As of March 31, 2013, the currency supplied by Wells Fargo pursuant to this agreement was $314.5 million.

Based upon the outstanding amount of currency supplied by Wells Fargo pursuant to this agreement as of March 31, 2013, which was $314.5 million, each 1% increase in the applicable LIBOR would have a $3.1 million impact on income before taxes over a 12-month period.  Foreign gaming establishments’ supply the currency needs for the ATMs located on their premises.

Our Credit Facility bears interest at rates that can vary over time.  We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate or based on LIBOR.  We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities.  As of March 31, 2013, the weighted average interest rate, inclusive of the applicable margin of 550 basis points, was 7.0%.  Based upon the outstanding balance on the Credit Facility of $117.5 million on March 31, 2013, each 1% increase in the applicable LIBOR would have a $1.2 million impact on interest expense over a 12-month period.

In January 2012, we entered into a three year $150.0 million interest rate cap agreement pursuant to the terms and conditions of the Credit Facility, which partially mitigates our exposure to any increases to LIBOR to the extent LIBOR rises above 1.5% during the term of the interest rate cap agreement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of March 31, 2013 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Automated Systems America, Inc.

On July 7, 2010, an action was commenced by Automated Systems America, Inc. in the United States District Court, Central District of California, against Holdings, GCA and certain current employees of GCA. The complaint seeks a declaratory judgment of invalidity, unenforceability and non-infringement of certain patents owned by the Company and alleges antitrust violations of Section 2 of the Sherman Act, unfair competition violations under the Lanham Act and tortuous interference and defamation per se. The plaintiff seeks damages in excess of $2.0 million, punitive damages, and a trebling of damages associated with the allegations under Section 2 of the Sherman Act. On March 3, 2011, the Company filed a motion to dismiss this action. In February 2012, the District Court entered an order granting the Company’s motion to dismiss this action without prejudice, allowing the plaintiff to file a new complaint if it elected to do so. The plaintiff subsequently filed an amended complaint alleging substantially similar claims to those contained in the original complaint, and the Company has filed a motion to dismiss the amended complaint. In March 2013, the plaintiff and the Company filed a joint stipulation to dismiss the plaintiff’s complaint against the Company and the other defendants in this matter with prejudice, and in April 2013, the court issued an order dismissing the complaint with prejudice.  The dismissal order does not bar plaintiff from asserting any claim that the Company’s patents-at-issue are invalid, unenforceable or not being violated.

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

There are a number of factors that may affect the Company’s business and financial results or stock price.  A complete description of these factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to those factors in the three months ended March 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

							Maximum
							Approximate Dollar
					Total Number of Shares		Value of Shares that
	Total Number of		Average Price per		Purchased as Part of		May Yet Be Purchased
	Shares Purchased or		Share Purchased or		Publicly Announced		Under the Plans or
	Withheld		Withheld		Plans or Programs		Programs
	(000’s)				(000’s)		($000’s)
Rule 10b-18 Repurchases
1/1/13 – 1/31/13	140	(1)	$7.89	(2)	140	(1)	$38,893	(3)
2/1/13 – 2/28/13	339	(1)	$7.00	(2)	339	(1)	$36,523	(3)
3/1/13 – 3/31/13	171	(1)	$7.03	(2)	171	(1)	$35,322	(3)

Sub-Total	650	(1)	$7.20	(2)	650	(1)

Tax Withholdings
1/1/13 – 1/31/13	3	(4)	$8.17	(5)	-		$-
2/1/13 – 2/28/13	3	(4)	$6.72	(5)	-		$-
3/1/13 – 3/31/13	-	(4)	$-	(5)	-		$-

Sub-Total	6	(4)	$7.47	(5)	-

Total	656		$7.20		650

(1)         Represents the number of shares repurchased during the three months ended March 31, 2013 pursuant to the share repurchase program that our Board of Directors has authorized and approved giving us the authority to repurchase up to $40.0 million of outstanding Company common stock over a two year period, which commenced in this first quarter of 2013.  This share repurchase program supersedes all prior share repurchase programs.

(2)         Represents the weighted average price per share of common stock repurchased pursuant to the Rule 10b-18 share buyback program.

(3)         Represents the maximum approximate dollar value of shares of common stock available for repurchase pursuant to the Rule 10b-18 share repurchase authorization at the end of the stated period.

(4)         Represents the shares of common stock that were withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards. There are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum tax withholding obligations incident to the vesting of restricted stock awards.

(5)         Represents the average price per share of shares of common stock withheld from restricted stock awards on the date of withholding.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Amended and Restated Employment Agreement with David Lopez, effective March 29, 2013.

10.2*	Amendment to Employment Agreement with Mary E. Higgins, effective March 29, 2013.

31.1*

Certification of David Lopez, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 7, 2013 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 7, 2013 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of David Lopez, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 7, 2013 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 7, 2013 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 7, 2013	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)	(Registrant)

By:	/s/ Mary E. Higgins
Mary E. Higgins
Chief Financial Officer
(For the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amended and Restated Employment Agreement with David Lopez, effective March 29, 2013.

10.2*	Amendment to Employment Agreement with Mary E. Higgins, effective March 29, 2013.

31.1*

Certification of David Lopez, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 7, 2013 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 7, 2013 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of David Lopez, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 7, 2013 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 7, 2013 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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