Form 10-Q
period 2013-09-30
Global Cash Access Holdings, Inc.
filed 2013-11-05
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of October 25, 2013 there were 65,468,305 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$146,101	$149,824	$441,987	$448,354

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	111,106	111,373	333,928	333,566
Operating expenses	19,248	19,463	57,710	55,910
Depreciation	1,908	1,695	5,421	5,260
Amortization	2,419	2,650	6,974	7,317
Total costs and expenses	134,681	135,181	404,033	402,053

Operating income	11,420	14,643	37,954	46,301

Other expenses
Interest expense, net of interest income	2,255	3,586	8,151	12,133
Total other expenses	2,255	3,586	8,151	12,133

Income from operations before tax	9,165	11,057	29,803	34,168

Income tax provision	3,383	3,977	11,109	12,878

Net income	5,782	7,080	18,694	21,290

Foreign currency translation	591	236	79	164

Comprehensive income	$6,373	$7,316	$18,773	$21,454

Earnings per share
Basic	$0.09	$0.11	$0.28	$0.32
Diluted	$0.09	$0.10	$0.28	$0.32

Weighted average common shares outstanding
Basic	65,525	66,108	66,108	65,673
Diluted	66,630	67,601	67,158	67,031

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value)

(Unaudited)

	At September 30,	At December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$142,990	$153,020
Restricted cash and cash equivalents	291	200
Settlement receivables	24,418	29,484
Other receivables, net of allowances for doubtful accounts of $4.3 million and $6.9 million, respectively	13,929	11,571
Inventory	8,974	7,126
Prepaid expenses and other assets	19,413	18,254
Property, equipment and leasehold improvements, net	19,132	15,441
Goodwill	180,113	180,141
Other intangible assets, net	32,094	33,994
Deferred income taxes, net	94,328	104,664

Total assets	$535,682	$553,895

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Settlement liabilities	$162,197	$182,446
Accounts payable and accrued expenses	56,635	51,190
Borrowings	106,500	121,500

Total liabilities	325,332	355,136

Commitments and Contingencies (Note 5)

Stockholders’ Equity
Common stock, $0.001 par value, 500,000 shares authorized and 88,420 and 87,545 shares issued at September 30, 2013 and December 31, 2012, respectively	88	87
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at September 30, 2013 and December 31, 2012, respectively	-	-
Additional paid-in capital	225,438	217,990
Retained earnings	142,308	123,614
Accumulated other comprehensive income	2,637	2,558
Treasury stock, at cost, 22,857 and 20,724 shares at September 30, 2013 and December 31, 2012, respectively	(160,121)	(145,490)

Total stockholders’ equity	210,350	198,759

Total liabilities and stockholders’ equity	$535,682	$553,895

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities
Net income	$18,694	$21,290
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,421	5,260
Amortization of intangibles	6,974	7,317
Amortization of financing costs	1,323	1,081
Loss on sale or disposal of assets	158	112
Provision for bad debts	5,882	2,586
Stock-based compensation	3,702	3,951
Changes in operating assets and liabilities:
Settlement receivables	5,050	(33,676)
Other receivables, net	(8,264)	5,682
Inventory	(1,847)	(6)
Prepaid and other assets	(1,726)	(1,329)
Deferred income taxes	10,335	12,556
Settlement liabilities	(20,127)	16,509
Accounts payable and accrued expenses	188	86

Net cash provided by operating activities	25,763	41,419

Cash flows from investing activities
Capital expenditures	(9,165)	(7,353)
Proceeds from sale of fixed assets	83	448
Changes in restricted cash and cash equivalents	(91)	255

Net cash used in investing activities	(9,173)	(6,650)

Cash flows from financing activities
Issuance costs of amended credit facility	(764)	(676)
Repayments against credit facility	(15,000)	(47,500)
Proceeds from exercise of stock options	3,776	5,946
Purchase of treasury stock	(14,631)	(191)

Net cash used in financing activities	(26,619)	(42,421)

Effect of exchange rates on cash	(1)	(943)

Cash and cash equivalents
Net decrease for the period	(10,030)	(8,595)
Balance, beginning of the period	153,020	55,535

Balance, end of the period	$142,990	$46,940

Supplemental cash flow disclosures
Cash paid for interest	$6,978	$11,402
Cash paid for income tax, net of refunds	$538	$267
Non-cash tenant improvements paid by landlord	$2,930	$-
Accrued and unpaid capital expenditures	$2,339	$-

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

2.              BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the full fiscal year.

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

For our non-Site-Funded locations, the Company’s Contract Cash Solutions Agreement with Wells Fargo allows for the Company to utilize funds owned by Wells Fargo to provide the currency needed for normal operating requirements for the Company’s ATMs. For the use of these funds, the Company pays Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. As the cash is never an asset of ours, supplied cash is not reflected on our condensed consolidated balance sheets. We are charged a cash usage fee for the cash used in these ATMs, which is included as interest expense on our condensed consolidated statements of income and comprehensive income. The Company recognizes the fees as interest expense due to the similar operational characteristics of a revolving line of credit, the fact that the fees are calculated on a financial index and the fees are paid for access to a capital resource.

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

Warranty Receivables

If a gaming establishment chooses to have a check warranted, it sends a request to a check warranty service provider, asking whether it would be willing to accept the risk of cashing the check. If the check warranty provider accepts the risk and warrants the check, the gaming establishment negotiates the patron’s check by providing cash for the face amount of the check. If the check is dishonored by the patron’s bank upon presentment, the gaming establishment invokes the warranty, and the check warranty service provider purchases the check from the gaming establishment for the full check amount and then pursues collection activities on its own. In our Central Credit Check Warranty product under our agreement with TeleCheck, we receive all of the check warranty revenue. We are exposed to risk for the losses associated with any warranted items that we cannot collect from patrons issuing the items. Warranty receivables are defined as any amounts paid by TeleCheck to gaming establishments to purchase dishonored checks. Additionally, we pay a fee to TeleCheck for their services.

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

The fair values of all other financial instruments approximate their book values as the instruments are short-term in nature or contain market rates of interest.

The following table presents the fair value and carrying value of GCA’s borrowings (amounts in thousands):

	Level of Hierarchy(*)	Fair Value	Carrying Value

September 30, 2013
Senior credit facility	2	$106,833	$106,500

December 31, 2012
Senior credit facility	2	$122,715	$121,500

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

Interest Rate Cap

In conjunction with the terms and conditions of the Senior Credit Facility, as described in Note 4, GCA purchased a $150.0 million notional amount interest rate cap with an effective date of January 5, 2012 and a term of three years. GCA purchased this interest rate cap to partially reduce the Company’s exposure to increases in the London Interbank Offer Rate (“LIBOR’) above 1.5% during the term of the interest rate cap with respect to its variable rate debt obligations under the Senior Credit Facility and its obligations under the Contract Cash Solutions Agreement with Wells Fargo. This interest rate cap is recorded in prepaid expenses and other assets on our condensed consolidated balance sheets, and is marked-to-market based on a quoted market price with the effects offset in our condensed consolidated statements of income and comprehensive income. The interest rate cap carrying value and fair value approximate each other and these values are insignificant as of September 30, 2013 and December 31, 2012.

Inventory

Inventory primarily consists of parts as well as finished goods and work-in-progress. Inventory is stated at lower of cost or market accounted for using the average cost method. The cost of inventory includes cost of materials, labor, overhead and freight.

Goodwill and Other Intangible Assets

In accordance with ASC 350, we test goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company does not believe that any of its goodwill was impaired as of September 30, 2013.

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

Cost of Revenues (exclusive of depreciation and amortization)

The cost of revenues (exclusive of depreciation and amortization) represents the direct costs required to perform revenue generating transactions. The principal costs included within cost of revenues (exclusive of depreciation and amortization) are commissions paid to gaming establishments, interchange fees paid to credit and debit card networks, transaction processing fees to our transaction processor, cost of cash access devices and associated parts and check cashing warranties.

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

The Contract Cash Solutions Agreement allows for a maximum amount of cash to be provided to GCA of $500.0 million, and the agreement was scheduled to terminate on November 30, 2014; however, on November 4, 2013, we entered into an amendment to the Contract Cash Solutions Agreement to extend the term one year until November 30, 2015.

The outstanding balances of ATM cash utilized by GCA from Wells Fargo were $268.5 million and $360.4 million as of September 30, 2013 and December 31, 2012, respectively.

Under the terms of the Contract Cash Solutions Agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by a contractually defined cash usage rate. This cash usage rate is determined by an applicable LIBOR plus a mutually agreed upon margin.  We are exposed to interest rate risk to the extent that the applicable LIBOR increases, subject to the interest rate cap.  The cash usage fees incurred by us, reflected as interest expense within our condensed consolidated statements of income and comprehensive income, were $0.6 million and $1.7 million and $0.7 million and $2.5 million for the three and nine months ended September 30, 2013 and 2012, respectively.

We are responsible for any losses of cash in the ATMs under our agreement with Wells Fargo and we are self-insured for this risk. We incurred no material losses related to this self-insurance for the three and nine months ended September 30, 2013 and 2012.

Site Funded ATMs

We operate ATMs at certain customer gaming establishments where the gaming establishments provide the cash required for the ATMs’ operational needs. We are required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities on our condensed consolidated balance sheets and was $96.2 million and $107.5 million as of September 30, 2013 and December 31, 2012, respectively.

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

We had $106.5 million of outstanding indebtedness under the Senior Credit Facility, all of which was outstanding under the term loan facility as of September 30, 2013.

In May 2013, we entered into a second amendment to our Credit Agreement, dated March 1, 2011, among Deutsche Bank Trust Company Americas, as administrative agent and the various lenders who are a party thereto (the “Amended Credit Agreement”). The Amended Credit Agreement reduces the interest rate on borrowings under the term loan facility from LIBOR plus a margin of 5.5% (subject to a minimum LIBOR rate of 1.50%) to LIBOR plus a margin of 3.0% (subject to a minimum LIBOR rate of 1.0%). In addition, the original Credit Agreement provided for an increase option permitting us to arrange with existing and/or new lenders for them to provide up to an aggregate of $50.0 million in additional term loan commitments. The Amended Credit Agreement now provides us with an increase option permitting the Company to arrange with existing and/or new lenders additional term loan and/or revolving credit facility loan amounts in excess of $50.0 million so long as our total leverage ratio after giving effect to such additional loan amount does not exceed 2.50:1.00 (as such leverage ratio is calculated and defined under the Amended Credit Agreement).

The weighted average interest rate was 4.0% and 5.6% for the three and nine months ended September 30, 2013, respectively. We also had no amounts outstanding under our letter of credit sub facility that is part of our revolving credit facility as of September 30, 2013. The Senior Credit Facility is unconditionally guaranteed by Holdings and each direct and indirect domestic subsidiary of GCA. All amounts owing under the Senior Credit Facility are secured by a first priority perfected security interest in all stock (but only 65% of the stock of foreign subsidiaries), other equity interests and promissory notes owned by us and a first priority perfected security interest in all other tangible and intangible assets owned by us and our guarantors.

The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. We were in compliance with the required covenants as of September 30, 2013.

5.              COMMITMENTS AND CONTINGENCIES

We are subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

6.              SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

Our current share repurchase program grants us the authority to repurchase up to $40.0 million of our outstanding common stock over a two year period, which commenced in the first quarter of 2013. We have repurchased approximately 0.4 million and 2.1 million shares of common stock for cash of $2.8 million and $14.5 million under the share repurchase program during the three and nine months ended September 30, 2013, respectively. We completed the share repurchases with cash on hand and we intend to continue to use cash on hand for these share repurchases. The repurchase program authorizes us to buy our common stock from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The share repurchase program is subject to prevailing market conditions and other considerations and may be suspended or discontinued at any time.

Treasury Stock

In addition to open market purchases of common stock authorized under the Common Stock Repurchase Program, employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards approximately 1,100 shares and 12,200 shares of common stock at an aggregate purchase price of approximately $8,200 and $86,600 to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards during the three and nine months ended September 30, 2013, respectively.

7.              WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Weighted average number of common shares outstanding - basic	65,525	66,108	66,108	65,673
Potential dilution from equity grants(1)	1,105	1,493	1,050	1,358

Weighted average number of common shares outstanding - diluted	66,630	67,601	67,158	67,031

(1)         The potential dilution excludes the weighted average effect of stock options to acquire 6.1 million and 6.0 million and 5.5 million and 6.9 million of our common stock for the three and nine months ended September 30, 2013 and 2012, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

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

A summary of award activity under the 2005 Plan is as follows (in thousands):

	Stock Options Granted	Restricted Stock Granted	Equity Awards Available for Grant

Outstanding, December 31, 2012	9,449	111	2,629

Additional authorized shares	-	-	3,174
Granted	1,230	370	(1,600)
Exercised options or vested shares	(823)	(53)	-
Canceled or forfeited	(156)	(3)	159

Outstanding, September 30, 2013	9,700	425	4,362

Stock Options

The fair value of options was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2013	2012

Risk-free interest rate	1%	1%
Expected life of options (in years)	4	6
Expected volatility	61%	62%
Expected dividend yield	0%	0%

The following table presents the options activity under the 2005 Plan:

	Number of Common Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Life Remaining (years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2012	9,449	$7.19	6.4	$16,626

Granted	1,230	7.07
Exercised	(823)	4.55
Canceled or forfeited	(156)	7.29

Outstanding, September 30, 2013	9,700	$7.40	6.2	$14,486

Vested and expected to vest, September 30, 2013	9,213	$7.48	6.1	$13,506

Exercisable, September 30, 2013	6,610	$8.08	5.1	$8,655

There were 15,000 options granted during the three months ended September 30, 2013.  The weighted average grant date fair value per share of the options granted was $3.31 for both the nine months ended September 30, 2013 and 2012.  The total intrinsic value of options exercised was $0.8 million and $2.3 million and $2.9 million and $5.1 million for the three and nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there was $8.3 million in unrecognized compensation expense related to options expected to vest.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.6 years.  During the nine months ended September 30, 2013, the Company granted options to acquire approximately 1.2 million shares of common stock, received $3.8 million in proceeds from the exercise of options and recorded $3.2 million in non-cash compensation expense related to options granted that are expected to vest.

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

Restricted Stock

The following table presents a summary of non-vested share awards for the Company’s time-based restricted shares:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)

Outstanding, December 31, 2012	111	$5.72

Granted	370	7.09
Vested	(53)	4.49
Forfeited	(3)	7.09

Outstanding, September 30, 2013	425	$7.05

There was no restricted stock granted during the three months ended September 30, 2013.  The weighted average grant date fair value per share of restricted stock granted was $7.09 for the nine months ended September 30, 2013.  There was no restricted stock granted during the three months ended September 30, 2012. The weighted average grant date fair value per share of restricted stock granted was $6.62 for the nine months ended September 30, 2012.  The total fair value of shares vested were $0.1 million and $0.4 million and $0.3 million and $1.0 million for the three and nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there was $2.3 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.3 years.  During the nine months ended September 30, 2013, there were 52,560 shares of time-based restricted shares vested, and we recorded $0.5 million in non-cash compensation expense related to the restricted stock granted that is expected to vest.

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

9.              INCOME TAXES

The Company’s effective income tax rate was 36.9% and 37.3% and 36.0% and 37.7% for the three and nine months ended September 30, 2013 and 2012, respectively, all of which were greater than the statutory federal rate of 35.0% due in part to state taxes and the non-cash compensation expenses related to stock options.

The Company accounts for uncertain tax positions in accordance with the applicable accounting guidance.  As of September 30, 2013, there has been no material change to the balance of unrecognized tax benefits from December 31, 2012.

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

Major Customers

For the three and nine months ended September 30, 2013 and 2012, none of our customers had combined revenues from all segments equal to or exceeding 10%.  Our five largest customers accounted for approximately 33% for both the three and nine months ended September 30, 2013 and 33% and 32% of our total revenues for the three and nine months ended September 30, 2012, respectively.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

The following tables present the Company’s segment information (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues
Cash advance	$58,305	$57,520	$174,292	$172,557
ATM	71,634	76,411	219,881	233,361
Check services	5,385	6,611	16,786	19,731
Other	10,777	9,282	31,028	22,705
Corporate	-	-	-	-
Total revenues	$146,101	$149,824	$441,987	$448,354

Operating income
Cash advance	$15,190	$15,785	$46,503	$48,388
ATM	6,114	7,951	19,323	25,620
Check services	3,074	3,822	9,874	11,017
Other	4,399	4,673	14,031	11,563
Corporate	(17,357)	(17,588)	(51,777)	(50,287)
Total operating income	$11,420	$14,643	$37,954	$46,301

	At
	September 30, 2013	December 31, 2012
Total assets
Cash advance	$137,015	$149,113
ATM	61,372	59,781
Check services	29,575	35,216
Other	46,157	39,838
Corporate	261,563	269,947
Total assets	$535,682	$553,895

11.       SUBSEQUENT EVENTS

As of November 5, 2013, the Company had not identified, and was not aware of, any subsequent events for the three and nine months ended September 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business and certain trends, risks and challenges.  We then discuss our results of operations for the three and nine months ended September 30, 2013 as compared to the same period for 2012, respectively. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity needs and off-balance sheet arrangements. We conclude with a discussion of critical accounting policies and their impact on our unaudited condensed consolidated financial statements.

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

Trends

Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We have identified the more material positive and negative trends affecting our business as the following:

•      Although the U.S. gaming sector has experienced revenue declines over the last several years, in 2012, it stabilized and modestly improved.  In 2013, this trend has remained and is expected to continue for the remainder of the year.

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

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

The following table presents our unaudited condensed consolidated results of operations (amounts in thousands):

			Three Months Ended
	September 30, 2013		September 30, 2012		Sep-13 vs. Sep-12
	$	%	$	%	$ Var	% Var

Revenues
Cash advance	$58,305	40%	$57,520	38%	$785	1%
ATM	71,634	49%	76,411	51%	(4,777)	(6)%
Check services	5,385	4%	6,611	5%	(1,226)	(19)%
Other revenues	10,777	7%	9,282	6%	1,495	16%
Total revenues	146,101	100%	149,824	100%	(3,723)	(2)%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	111,106	76%	111,373	74%	(267)	(0)%
Operating expenses	19,248	13%	19,463	13%	(215)	(1)%
Depreciation	1,908	1%	1,695	1%	213	13%
Amortization	2,419	2%	2,650	2%	(231)	(9)%
Total costs and expenses	134,681	92%	135,181	90%	(500)	(0)%

Operating income	11,420	8%	14,643	10%	(3,223)	(22)%

Other expenses
Interest expense, net of interest income	2,255	2%	3,586	2%	(1,331)	(37)%
Total other expenses	2,255	2%	3,586	2%	(1,331)	(37)%

Income from operations before tax	9,165	6%	11,057	8%	(1,892)	(17)%

Income tax provision	3,383	2%	3,977	3%	(594)	(15)%

Net income	$5,782	4%	$7,080	5%	$(1,298)	(18)%

Total Revenues

Total revenues decreased by $3.7 million, or 2%, to $146.1 million for the three months ended September 30, 2013 as compared to the same period in the prior year. This was primarily due to lower ATM revenues, partially offset by higher kiosk sales during the three months ended September 30, 2013 as compared to the same period in the prior year.

Cash advance revenues increased by $0.8 million, or 1%, to $58.3 million for the three months ended September 30, 2013 as compared to the same period in the prior year.  This was primarily due to higher international cash advance revenues.

ATM revenues decreased by $4.8 million, or 6%, to $71.6 million for the three months ended September 30, 2013 as compared to the same period in the prior year. This was primarily due to lost business and lower transaction volume.

Check services revenues decreased by $1.2 million, or 19%, to $5.4 million for the three months ended September 30, 2013 as compared to the same period in the prior year. This was primarily due to lost business and a decrease in the number of check services transactions processed.

Other revenues increased by $1.5 million, or 16%, to $10.8 million for the three months ended September 30, 2013 as compared to the same period in the prior year. This was primarily due to increased kiosk sales during the three months ended September 30, 2013 as compared to the same period in the prior year.

Costs and Expenses

Cost of revenues (exclusive of depreciation and amortization) slightly decreased by $0.3 million, or 0%, to $111.1 million for the three months ended September 30, 2013 as compared to the same period in the prior year. This was primarily due to lower variable costs associated with lower revenues in the ATM and check services segments, mostly offset by increased commissions paid to our ATM customers and higher kiosk related variable costs associated with the increased revenues discussed previously.

Operating expenses decreased by $0.2 million, or 1%, to $19.2 million for the three months ended September 30, 2013 as compared to the same period in the prior year. This was primarily due to lower payroll and related and noncash stock compensation expenses, partially offset by higher occupancy, travel and advertising related expenses.  Some of these costs were associated with the annual Global Gaming Expo that occurred in September of this year, whereas this convention took place in October of last year.

Primarily as a result of the factors described above, operating income decreased by $3.2 million, or 22%, to $11.4 million for the three months ended September 30, 2013 as compared to the same period in the prior year. The operating margin for the Company decreased to 8% for the three months ended September 30, 2013 from 10% for the same period in the prior year.

Interest expense, net, decreased by $1.3 million, or 37%, to $2.3 million for the three months ended September 30, 2013 as compared to the same period in the prior year. This was due to a reduction in interest charges due to the lower outstanding debt balance and an amendment to the Company’s credit facility in late May 2013, which reduced the interest rate from 7% to 4%.

Income tax expense decreased by $0.6 million, or 15%, to $3.4 million for the three months ended September 30, 2013 as compared to the same period in the prior year. This was primarily due to the decrease in income from operations before income tax expense of $1.9 million. The provision for income tax reflected an effective income tax rate of 36.9% for the three months ended September 30, 2013, which was greater than the statutory federal rate of 35.0% due in part to state taxes and the non-cash compensation expenses related to stock options. The provision for income tax reflected an effective income tax rate of 36.0% for the same period in the prior year, which was greater than the statutory federal rate of 35.0% due in part to state taxes and the non-cash compensation expenses related to stock options.

Primarily as a result of the foregoing, net income decreased by $1.3 million, or 18%, to $5.8 million for the three months ended September 30, 2013 as compared to the same period in the prior year.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

The following table presents our unaudited condensed consolidated results of operations (amounts in thousands):

			Nine Months Ended
	September 30, 2013		September 30, 2012		Sep-13 vs. Sep-12
	$	%	$	%	$ Var	% Var

Revenues
Cash advance	$174,292	39%	$172,557	39%	$1,735	1%
ATM	219,881	50%	233,361	52%	(13,480)	(6)%
Check services	16,786	4%	19,731	4%	(2,945)	(15)%
Other revenues	31,028	7%	22,705	5%	8,323	37%
Total revenues	441,987	100%	448,354	100%	(6,367)	(1)%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	333,928	75%	333,566	75%	362	0%
Operating expenses	57,710	13%	55,910	12%	1,800	3%
Depreciation	5,421	1%	5,260	1%	161	3%
Amortization	6,974	2%	7,317	2%	(343)	(5)%
Total costs and expenses	404,033	91%	402,053	90%	1,980	0%

Operating income	37,954	9%	46,301	10%	(8,347)	(18)%

Other expenses
Interest expense, net of interest income	8,151	2%	12,133	2%	(3,982)	(33)%
Total other expenses	8,151	2%	12,133	2%	(3,982)	(33)%

Income from operations before tax	29,803	7%	34,168	8%	(4,365)	(13)%

Income tax provision	11,109	3%	12,878	3%	(1,769)	(14)%

Net income	$18,694	4%	$21,290	5%	$(2,596)	(12)%

Total Revenues

Total revenues decreased by $6.4 million, or 1%, to $442.0 million for the nine months ended September 30, 2013 as compared to the same period in the prior year. This was primarily due to lower ATM, partially offset by higher kiosk sales during the nine months ended September 30, 2013 as compared to the same period in the prior year.

Cash advance revenues increased by $1.7 million, or 1%, to $174.3 million for the nine months ended September 30, 2013 as compared to the same period in the prior year.  This was due to higher international cash advance revenues.

ATM revenues decreased by $13.5 million, or 6%, to $219.9 million for the nine months ended September 30, 2013 as compared to the same period in the prior year. This was primarily due to lost business and lower transaction volume as well as a $3.1 million decrease in revenue attributable to the reduction in interchange reimbursement rates that were implemented by various card associations in the second quarter 2012.

Check services revenues decreased by $2.9 million, or 15%, to $16.8 million for the nine months ended September 30, 2013 as compared to the same period in the prior year. This was primarily due to lost business and a decrease in the number of check services transactions processed.

Other revenues increased by $8.3 million, or 37%, to $31.0 million for the nine months ended September 30, 2013 as compared to the same period in the prior year. This was due to increased kiosk sales during the nine months ended September 30, 2013 as compared to the same period in the prior year.

Costs and Expenses

Cost of revenues (exclusive of depreciation and amortization) slightly increased by $0.4 million, or 0%, to $333.9 million for the nine months ended September 30, 2013 as compared to the same period in the prior year. This was primarily due to increased commissions paid to our ATM customers and higher kiosk related costs associated with the increased revenues, mostly offset by lower ATM and check services variable costs associated with the lower related revenues.

Operating expenses increased by $1.8 million, or 3%, to $57.7 million for the nine months ended September 30, 2013 as compared to the same period in the prior year. This was primarily due to higher payroll and related, occupancy, travel and advertising expenses, partially offset by lower noncash stock compensation, professional and licensing expenses. Some of these costs were associated with the annual Global Gaming Expo that occurred in September of this year, whereas this convention took place in October of last year.

Primarily as a result of the factors described above, operating income decreased by $8.3 million, or 18%, to $38.0 million for the nine months ended September 30, 2013 as compared to the same period in the prior year. The operating margin for the Company decreased to 9% for the nine months ended September 30, 2013 from 10% for the same period in the prior year.

Interest expense, net, decreased by $4.0 million, or 33%, to $8.2 million for the nine months ended September 30, 2013 as compared to the same period in the prior year. This was primarily due to a $2.5 million reduction in interest charges due to the lower outstanding debt balance and an amendment to the Company’s credit facility in late May 2013, which reduced the interest rate from 7% to 4%; a $0.8 million reduction in interest charges related to a lower average outstanding balance on the vault cash supplied by Wells Fargo and a slightly lower average cash usage rate; and a decrease in the interest charge associated with the change in fair value of the interest rate cap of approximately $0.7 million.

Income tax expense decreased by $1.8 million, or 14%, to $11.1 million for the nine months ended September 30, 2013 as compared to the same period in the prior year. This was primarily due to the decrease in income from operations before income tax expense of $4.4 million. The provision for income tax reflected an effective income tax rate of 37.3% for the nine months ended September 30, 2013, which was greater than the statutory federal rate of 35.0% due in part to state taxes and the non-cash compensation expenses related to stock options. The provision for income tax reflected an effective income tax rate of 37.7% for the same period in the prior year, which was greater than the statutory federal rate of 35.0% due in part to state taxes and the non-cash compensation expenses related to stock options.

Primarily as a result of the foregoing, net income decreased by $2.6 million, or 12%, to $18.7 million for the nine months ended September 30, 2013 as compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents selected information about our financial position (in thousands):

	At September 30,	At December 31,
	2013	2012

Balance sheet data
Cash and cash equivalents	$142,990	$153,020
Total assets	535,682	553,895
Total borrowings	106,500	121,500
Stockholders’ equity	210,350	198,759

Cash Resources

Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at September 30, 2013 included cash in non-U.S. jurisdictions of approximately $10.7 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions.  This activity results in a balance due to us at the end of each business day that we recoup over the next few business days and classify as settlement receivables.  This activity also results in a balance due to our customers at the end of each business day that we remit over the next few business days and classify as settlement liabilities. As of September 30, 2013, we had $24.4 million in settlement receivables for which we received these funds in October 2013.  As of September 30, 2013, we had $162.2 million in settlement liabilities due to our customers for these settlement services that were paid in October 2013.

Sources and Uses of Cash

The following table presents a summary of our cash flow activity (in thousands):

	Nine Months Ended September 30,		Incr./(Decr.)
	2013	2012	Sep-13 vs. Sep-12

Cash flow activities
Net cash provided by operating activities	$25,763	$41,419	$(15,656)
Net cash used in investing activities	(9,173)	(6,650)	(2,523)
Net cash used in financing activities	(26,619)	(42,421)	15,802
Effect of exchange rates on cash	(1)	(943)	942

Cash and cash equivalents
Net decrease for the period	(10,030)	(8,595)	(1,435)
Balance, beginning of the period	153,020	55,535	97,485

Balance, end of the period	$142,990	$46,940	$96,050

Cash flows provided by operating activities decreased by $15.7 million, or 38%, for the nine months ended September 30, 2013, as compared to the same period in the prior year. This was primarily due to a decrease in working capital of $16.2 million mostly associated with the timing of our settlement receivables and settlement liabilities based on the number of business days outstanding prior to the settlement of our cash access transactions at the end of each period and a decrease in net income of $2.6 million; partially offset by an increase in non-cash expenses of $3.2 million for the nine months ended September 30, 2013 as compared to the same period in the prior year.

Cash flows used in investing activities increased by $2.5 million, or 38%, to $9.2 million for the nine months ended September 30, 2013 as compared to the same period in the prior year.  This was primarily due to increased capital expenditures of $1.8 million associated with our corporate office relocation and equipment purchases, less proceeds from the sale of fixed assets of $0.4 million and a reduction in restricted cash and cash equivalents of $0.3 million for the nine months ended September 30, 2013 as compared to the same period in the prior year.

Cash flows used in financing activities decreased by $15.8 million, or 37%, to $26.6 million for the nine months ended September 30, 2013 as compared to the same period in the prior year.  This was primarily due to lower principal payments on our existing credit facility for the nine months ended September 30, 2013 as compared to the same period last year; partially offset by an increase in the purchase of treasury stock associated with our stock repurchase program.

Deferred Tax Asset

At September 30, 2013, we had a net deferred income tax asset of $94.3 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004.  Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in pre-existing goodwill carried over from periods prior to the conversion.  Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.4%, this results in tax payments being approximately $19.1 million less than the annual provision for income taxes shown on our condensed consolidated statements of income and comprehensive income for financial accounting purposes, or the amount of the annual provision, if less.  There is an expected aggregate of $106.5 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations.  We believe that it is more likely than not that we will be able to utilize our deferred tax asset.  However, the utilization of this tax asset is subject to many factors beyond our control including our earnings, a change of control of the Company and future estimations of earnings.

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

The Contract Cash Solutions Agreement allows for a maximum amount of cash to be provided to GCA of $500.0 million, and the agreement was scheduled to terminate on November 30, 2014; however, on November 4, 2013, we entered into an amendment to the Contract Cash Solutions Agreement to extend the term one year until November 30, 2015.

As of September 30, 2013 and December 31, 2012, the outstanding balances of ATM cash utilized by GCA from Wells Fargo were $268.5 million and $360.4 million, respectively.

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

The cash usage fees incurred by us, reflected as interest expense within our condensed consolidated statements of income and comprehensive income, were $0.6 million and $1.7 million and $0.7 million and $2.5 million for the three and nine months ended September 30, 2013 and 2012, respectively.

We are responsible for any losses of cash in the ATMs under our agreement with Wells Fargo and we self-insure for this risk. For the three and nine months ended September 30, 2013 and 2012, we incurred no material losses related to this self-insurance.

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

Off-Balance Sheet Arrangements

Wells Fargo Contract Cash Solutions Agreement

We obtain currency to meet the normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement with Wells Fargo. Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our condensed consolidated balance sheets. At September 30, 2013, the currency supplied by Wells Fargo pursuant to this agreement was $268.5 million. Since Wells Fargo obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our condensed consolidated balance sheets. The fees that we pay to Wells Fargo for cash usage pursuant to this agreement are reflected as interest expense in our financial statements. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

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

For the three and nine months ended September 30, 2013, there were no material changes to the critical accounting policies and estimates discussed in the Company’s audited consolidated financial statements for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed on March 12, 2013.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. As of September 30, 2013, the currency supplied by Wells Fargo was $268.5 million. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $2.7 million impact on income before taxes over a 12-month period.  Foreign gaming establishments’ supply the currency needs for the ATMs located on their premises.

Our Credit Facility bears interest at rates that can vary over time.  We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate or based on LIBOR.  We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities.  The weighted average interest rate was 4.0% and 5.6%, respectively, during the three and nine months ended September 30, 2013. Based upon the outstanding balance on the Credit Facility of $106.5 million on September 30, 2013, each 1% increase in the applicable LIBOR would have a $1.1 million impact on interest expense over a 12-month period.

In January 2012, we entered into a three year $150.0 million interest rate cap agreement pursuant to the terms and conditions of the Credit Facility, which partially mitigates our exposure to any increases to LIBOR to the extent LIBOR rises above 1.5% during the term of the interest rate cap agreement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of September 30, 2013 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

There are a number of factors that may affect the Company’s business and financial results or stock price.  A complete description of these factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to those factors in the nine months ended September 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

							Maximum
							Approximate Dollar
					Total Number of Shares		Value of Shares that
	Total Number of		Average Price per		Purchased as Part of		May Yet Be Purchased
	Shares Purchased or		Share Purchased or		Publicly Announced		Under the Plans or
	Withheld		Withheld		Plans or Programs		Programs
	(000’s)				(000’s)		($000’s)
Rule 10b-18 Repurchases
7/1/13 – 7/31/13	396	(1)	$6.53	(2)	396	(1)	$25,717	(3)
8/1/13 – 8/31/13	35	(1)	$7.38	(2)	35	(1)	$25,456	(3)
9/1/13 – 9/30/13	-	(1)	$-	(2)	-	(1)	$25,456	(3)

Sub-Total	431	(1)	$6.60	(2)	431	(1)

Tax Withholdings
7/1/13 – 7/31/13	0.371	(4)	$6.53	(5)	-		$-
8/1/13 – 8/31/13	0.371	(4)	$7.75	(5)	-		$-
9/1/13 – 9/30/13	0.371	(4)	$7.77	(5)	-		$-

Sub-Total	1	(4)	$7.35	(5)	-

Total	432		$6.60		431

(1)         Represents the number of shares repurchased during the three months ended September 30, 2013 pursuant to the share repurchase program that our Board of Directors has authorized and approved giving us the authority to repurchase up to $40.0 million of our outstanding common stock over a two year period, which commenced in the first quarter of 2013.  This share repurchase program supersedes all prior share repurchase programs.

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

(5)         Represents the average price per share of common stock withheld from restricted stock awards on the date of withholding.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Third Amendment to Contract Cash Solutions Agreement, dated November 4, 2013, between Global Cash Access, Inc. and Wells Fargo Bank, N.A.

31.1*

Certification of David Lopez, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 5, 2013 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 5, 2013 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of David Lopez, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 5, 2013 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 5, 2013 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

November 5, 2013	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)	(Registrant)

By:	/s/ Mary E. Higgins
Mary E. Higgins
Chief Financial Officer
(For the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Third Amendment to Contract Cash Solutions Agreement, dated November 4, 2013, between Global Cash Access, Inc. and Wells Fargo Bank, N.A.

31.1*

Certification of David Lopez, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 5, 2013 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 5, 2013 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of David Lopez, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 5, 2013 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Mary E. Higgins, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 5, 2013 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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