Form 10-K
period 2013-12-31
Global Cash Access Holdings, Inc.
filed 2014-03-11
CIK 1318568

Use these links to rapidly review the document

TABLE OF CONTENTS 2
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32622

GLOBAL CASH ACCESS HOLDINGS, INC.
(Exact name of Registrant as specified in our charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0723270 (I.R.S. Employer Identification Number)
7250 S. Tenaya Way, Suite 100, Las Vegas, Nevada 89113 (Address of principal executive offices including Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

As of June 30, 2013, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $422.1 million. There were 65,723,527 shares of the registrant's common stock issued and outstanding as of the close of business on February 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be held on May 15, 2014 are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

GLOBAL CASH ACCESS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2013

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

We believe that it is important to communicate our plans and expectations about the future to our stockholders and to the public. Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; the amount of future results of operations, such as revenue, certain expenses, operating margins, income tax rates, shares outstanding, capital expenditures, operating metrics, and earnings per share; our success and our timing in developing and introducing new products or services and expanding our business; and the successful integration of future acquisitions. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected or assumed, including but not limited to the following: the timing and the extent of a recovery in the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to introduce new products and services; our ability to execute on mergers, acquisitions and/or strategic alliances; gaming establishment and patron preferences; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; inaccuracies in underlying operating assumptions; unanticipated expenses or capital needs; technological obsolescence; and employee turnover. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized. Additional factors that could cause actual results to differ materially are included under the heading "Risk Factors." These factors include, but are not limited to, those set forth in Item 1A—Risk Factors of this report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the United States Securities and Exchange Commission ("SEC"). These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements.

ITEM 1.    BUSINESS

Overview

We are a global provider of cash access services and related equipment and services to the gaming industry. Our products and services: (a) provide gaming establishment patrons access to cash through a variety of methods, including Automated Teller Machine ("ATM") cash withdrawals, credit card cash access transactions, point-of-sale ("POS") debit card transactions, check verification and warranty services and money transfers; (b) provide cash access devices and related services, such as slot machine ticket redemption and jackpot kiosks to the gaming industry; (c) provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments; and (d) provide online payment processing solutions for gaming operators in states that offer intra-state Internet-based gaming and lottery activities.

Our principal executive offices are located at 7250 S. Tenaya Way, Suite 100, Las Vegas, Nevada 89113. Our telephone number is (800) 833-7110. Our Internet website address is http://www.gcainc.com. The information on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC.

Our Business

Our cash access products and services enable three primary types of electronic payment transactions: ATM cash withdrawals, credit card cash access transactions and POS debit card transactions. Patrons can perform any of these three transactions at many of the Casino Cash Plus 3-in-1 ATMs and full service kiosks we operate; and patrons can perform credit card cash access transactions and POS debit card transactions at any of our QuikCash kiosks, all of which we own.

We provide check verification and warranty services to gaming establishments that cash patron checks and provide various marketing services and casino patron data services to many of our gaming establishment customers.

At some of our gaming establishment customers, we provide satellite cage and booth staffing services at which GCA employees cash patron checks and complete our cash access transactions; at all other gaming establishments, our cash access transactions are completed at the casino cage by the gaming establishment's employees or representatives.

We manufacture, sell and service cash access devices such as slot machine ticket redemption and jackpot kiosks to the gaming industry. These devices may be enabled to provide our cash access products and services. In general, our contracts with gaming establishments have an average term life of approximately three years.

We provide online payment processing services to gaming operators in states that offer intra-state, Internet-based gaming and lottery activities.

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

Check Verification and Warranty Services

Patrons may be able to cash checks at gaming establishments to fund their gaming play. When a patron presents a check to the cashier, the gaming establishment can accept or deny the transaction based on its own customer information and at its own risk; obtain third-party verification information about the check writer and the check to manage its risk; or obtain a warranty on payment of the check which entitles the gaming establishment to reimbursement of the full face amount of the check if it is dishonored.

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

We currently provide check warranty services through a third party check warranty service provider. Originally, we offered two platforms, but in 2012 and 2013, we migrated everything to a single third party provider. We use, and pay this third party to assist us with the warranty decision, check processing and collection activities. We charge our gaming establishment customers a fee for our check warranty services, which is typically a percentage of the face amount of the check being warranted. In our Warranty product and under our agreement with the third party check warranty service provider, we receive all of the check warranty revenue. We are exposed to risk for the losses associated with any warranted items that cannot be collected from patrons issuing the items. Warranty expenses are defined as any amounts paid by the third party provider to gaming establishments to purchase dishonored checks that will not be collectible from patrons. Additionally, we pay certain fees and operating expenses to our third party provider related to the provision of these services.

Central Credit

Gaming establishment patrons may be able to choose to access funds through credit extended by the gaming establishment. Central Credit is a gaming patron credit bureau specifically designed for the gaming industry to allow gaming establishments to improve their credit-granting decisions. Our Central Credit database contains gaming patron credit history and transaction data on gaming patrons. Our gaming credit reports are comprised of information recorded from patron credit histories at hundreds of gaming establishments. We provide such information to gaming establishments that subscribe to the service, which use that data, among other things, to determine how much credit, if any, they will grant to a gaming patron. At a gaming establishment's request, we can augment the information provided in our gaming credit reports with traditional credit reports or bank ratings provided by third-party consumer credit bureaus and bank reporting agencies. We typically charge our customers for access to gaming patron credit reports on a monthly basis and our fees are generally comprised of a fixed minimum fee plus per-transaction charges for certain requests.

Equipment Sales and Service

We sell cash access devices such as slot machine ticket redemption and jackpot kiosks, which may be enabled with our cash access services; and we provide certain professional services, software licensing, and certain other ancillary services associated with the sale, installation and maintenance of those devices.

everi™ Product Suite

We provide online payment processing solutions for gaming operators in states that offer intra-state, Internet-based gaming and lottery activities.

Several states have passed implementing legislation and/or regulations to allow certain intra-state, wager-based, online casino or lottery games such as online poker and lottery ticket purchases. These legislative efforts are partially based on the United States Department of Justice's interpretation in late 2011 that the prohibitions of the Wire Act are limited to sports-related wager-based online gaming activity. Although these states have adopted implementing legislation authorizing certain wager-based casino or lottery games, the legislative and regulatory environment surrounding online wager-based casino and lottery games in the United States remains uncertain and complex and it is unclear how the legislative and regulatory framework governing these activities will evolve in the future. However, in anticipation of this potentially significant opportunity in the online gaming sector, we acquired an exclusive license to an end-to-end payment, patron e-wallet and management solution from a leading independent wallet, analytics and media supplier for the social gaming space worldwide that we offer, and intend, to offer to operators of online wager-based casino and lottery games. The online payment processing solution combines our casino cash management products with our Partner's monetization and virtual currency solutions for the social and play-for-fun industry. The integrated solution, everi product suite, is designed to enable our customers to easily transition gaming activities from offline to online and back and is designed to allow operators to expand their player base, broaden feature functionality and maximize patron loyalty across the gaming enterprise. The everi product suite has initially been placed into service; however, there are additional phases of development still evolving to support the Internet gaming and lottery marketplaces.

Other

We market money transfer services that allow patrons to receive money transfers at gaming establishments and provide other information services that assist in automating cashier operations and enhancing patron marketing activities.

Our Products and Services

Our customer solutions consist of cash access products and services, information services and cashless gaming products.

Cash Access Products and Services	Information Services
• Casino Cash Plus 3-in-1 ATM	• Central Credit
• Check verification and warranty	• QuikCash Plus Web and QCPXpress
• QuikCash Kiosk	• QuikReports
• QuikMarketing and Casino Share Intelligence
• Xchange Xplorer
• Xchange Xplorer Plus

Cash Handling and Access Equipment Sales and Services	Internet Gaming Solution
• Full Service Slot Machine Ticket Redemption Kiosks	• everi
• Jackpot Kiosks

Cash Access Products and Services

We provide gaming establishments with the ability to enable their patrons to access cash through a variety of products and services.

Casino Cash Plus 3-in-1 ATM is an unmanned, cash-dispensing machine that offers patrons a quick way to access cash through ATM cash withdrawals, POS debit card transactions and credit card cash access transactions directly or using our patented 3-in-1 rollover functionality. Most financial institutions that issue ATM cards impose daily ATM withdrawal limits, and, in many instances, aggregate and count Friday, Saturday, and Sunday as one day for purposes of calculating a cardholder's daily ATM withdrawal limit. If a patron attempts to access more than the applicable ATM daily withdrawal limit, the ATM transaction may be declined. Our patented 3-in-1 rollover functionality allows a gaming patron to easily convert an unsuccessful ATM cash withdrawal transaction into a POS debit card transaction or a credit card cash access transaction. When a patron is denied a standard ATM transaction, our 3-in-1 rollover functionality automatically provides the option of obtaining funds via a POS debit card transaction or a credit card cash access transaction. For authorized ATM transactions, the Casino Cash Plus 3-in-1 ATM dispenses cash to the patron. For successful POS debit card transactions and credit card cash access transactions, once the transaction is authorized, the Casino Cash Plus 3-in-1 ATM instructs the patron to proceed to the casino cashier or GCA-operated booth, where the transaction is completed and cash is dispensed to the patron. In addition to our own ATMs, we have strategic alliances with other financial institutions and third parties pursuant to which we have incorporated our 3-in-1 rollover functionality into our strategic alliance partners' ATMs.

Check verification and warranty services allow gaming establishments to manage and reduce risk on patron checks that they cash. A gaming establishment can query our Central Credit database to review the check cashing history of a gaming establishment patron before deciding whether to cash the patron's check. If the gaming establishment desires additional protection against loss, it can seek a warranty on payment of the check. We have an exclusive relationship with a third party check warranty service provider to market check warranty services to gaming establishments.

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

Full Service Slot Machine Ticket Redemption Kiosk is a multi-function patron kiosk, which may incorporate our 3-in-1 rollover functionality for cash access into a self-service kiosk for slot machine ticket redemption and bill breaking services provided by us or other redemption device manufacturers. When a patron presses the cash out button on a cashless slot machine, the patron receives the value of the paper slot ticket dispensed from a printer embedded in the slot machine. The ticket can then be inserted into other slot machines or exchanged for cash at a redemption device, whether ours or from another manufacturer. The availability of our cash access services on these slot ticket redemption devices provides us with additional points of contact with gaming patrons at locations that are closer to the slot machines than traditional cash access devices that are typically located on the periphery of the gaming area within the gaming establishment. These additional points of contact provide gaming patrons with more opportunities to access their cash with less cashier involvement, thereby creating labor cost savings for gaming establishments.

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

Enhance Patron Marketing

Gaming establishment marketing professionals can use our patron marketing service to develop, implement and refine their customer loyalty programs. Since we have data on patron cash access activity across multiple gaming establishments, we are uniquely positioned to help an operator understand how much of a patron's cash access activity, in aggregate, is being completed in other gaming establishments in order to gauge the patron's loyalty to the gaming establishment.

QuikReports is a browser-based reporting tool that provides marketing professionals with real-time access to, and analysis of, information on patron cash access activity. We provide this information through a secure Internet connection at user-specified levels of detail ranging from aggregated summary information to individual cash access transactions. For example, an operator may use QuikReports to focus its marketing efforts on target patrons by generating a report of the patrons who accessed the greatest amounts of cash at the operator's gaming establishment during a specified period and comparing the amounts of cash accessed at the operator's gaming establishments with the aggregate amounts of cash accessed at other gaming establishments that are part of our network. A gaming establishment may also use QuikReports to monitor or analyze the cash access activities of its patrons to determine peak periods, the relative popularity of various cash access methods or the traffic volumes at particular cash access devices in particular locations.

QuikMarketing and Casino Share Intelligence are database services that allow us to query our proprietary patron transaction database using criteria supplied by the gaming establishment. The QuikMarketing database is generally used for player acquisition and can also be used for direct marketing, market share analysis and a variety of other patron promotional uses. Our proprietary patron transaction database includes information that is captured from transactions we process. Patrons may "opt out" of having their names included in QuikMarketing mailing lists.

Internet Gaming Solution

everi is an online payment processing solution for gaming operators in states that offer intra-state, Internet-based gaming and lottery activities.

Gaming Products and Services in Development

We continue to advance new product and service enhancements not yet marketed for our core cash access and Internet gaming platforms that continue to be in various stages of development, in connection with, but not limited to: QuikTicket, TableXchange and our everi product suite. QuikTicket is a product under development that allows a cash access transaction to be completed with a bar coded ticket in lieu of cash at an ATM or one of our full service kiosks. TableXchange is a device that connects table games to a casino's existing Ticket In Ticket Out ("TITO") network allowing for scanning and printing of TITO vouchers. This technology creates a common currency across the casino, creates a bridge between slots and tables, and helps casinos identify valuable crossover players. The everi product suite has initially been placed into service; however, there are additional phases of development still evolving to support the Internet gaming and lottery marketplaces.

Customer Service

We operate a customer service call center from our facility in Las Vegas, Nevada that is accessible 24 hours a day, 365 days a year. Our customer service representatives assist cashier personnel and gaming patrons in their use of our products and services. Through our use of third-party translation services, our customer service representatives can serve gaming establishment customers and patrons in several different languages.

Intellectual Property

We believe the ability to introduce and respond to technological innovation in the gaming industry will be an increasingly important qualification for the future success of any provider of cash access services. Our continued competitiveness will depend on the pace of our product development; our patent, copyright, trademark and trade secret protection; and our relationships with customers. Our business development personnel work with gaming establishments, our technology and other strategic partners and the suppliers of the financial services upon which our cash access services rely, to design and develop innovative cash access products and services and to identify potential new solutions for the delivery and distribution of cash in gaming establishments.

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

Customers

We serve approximately 1,000 casinos and other gaming properties in the United States, Europe, Canada, the Caribbean, Central America and Asia.

In general, most of our customers procure multiple products and services from us such as cash access services and other products and services. In certain limited circumstances, we provide our products and services to non-gaming establishments such as gas stations and other retail businesses associated with gaming establishment customers, but the revenue generated from these operations is not material to our operations and we do not actively market or target non-gaming establishment customers.

For the years ended December 31, 2013, 2012 and 2011, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 33%, 34% and 28% of our total revenue in 2013, 2012 and 2011, respectively.

In 2013, we processed approximately 86.2 million transactions, which resulted in approximately $20.2 billion in cash being distributed to gaming patrons. A summary of our segment financial information is contained in Note 16 Segment Information.

Sales and Marketing

We sell and market our products and services to gaming establishments primarily through the use of a direct sales force. The target customers of our direct sales force are gaming establishments in the United States and in international markets where gaming is conducted. Revenues from our operations outside the United States were $13.8 million, $10.0 million and $8.0 million, or 2.4%, 1.7% and 1.5%, of our total revenues, for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Competition

We compete with other providers of cash access services to the gaming industry. We also compete with financial institutions and other regional and local banks that operate ATMs on the premises of gaming establishments. Some of these other providers and financial institutions have also established cooperative relationships with each other to expand their service offerings. In markets outside North America, we encounter competition from banks and other financial service companies established in those markets.

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

We face increased competition from smaller competitors who have entered the market. These are typically independent sales organizations ("ISOs") that tend to provide basic services and aggressive pricing. In addition, we face competition from gaming equipment manufacturers and system providers that manufacture slot machine ticket redemption devices that directly, or through affiliates with third parties, offer ATM and other cash access products and services. This increased competition amongst these various providers of cash access services has resulted in pricing pressure and margin erosion with respect to our core cash access products and services.

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

Land-Based Gaming Regulation

We are subject to a variety of gaming and other regulations in the jurisdictions in which we operate. As a general matter, we are regulated by gaming commissions or similar authorities at the state or tribal level, such as the Nevada Gaming Control Board. In general, in those jurisdictions where we sell and service slot machine ticket redemption devices and jackpot kiosks, we are considered a supplier of "associated equipment" and could be required by the regulatory authorities, at their discretion, to file a license application. In such event, any of our officers, directors or beneficial owners of our securities could be required to apply for a license or a finding of suitability. Most of the jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machines or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors, construction contractors and laundry and linen suppliers. In general, in those jurisdictions where we provide cash access and Central Credit services, but do not sell or service slot machine ticket redemption devices or jackpot kiosks, we are typically characterized as a non-gaming supplier or vendor, and we typically must obtain a non-gaming supplier's or vendor's license, qualification or approval with respect to the provision of our cash access and Central Credit services. The licensure, qualification and approval requirements and the regulations imposed on non-gaming suppliers and vendors are generally less stringent than for gaming-related suppliers and vendors. However, some of the jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors, and other jurisdictions categorize our services and/or products as gaming related, and we are subject to the same stringent licensing, qualification or approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Most state and many tribal gaming regulators require us to obtain and maintain a permit or license to provide our services to gaming establishments. The process of obtaining such permits or licenses often involves substantial disclosure of information about us, our officers, directors and beneficial owners of our securities, and involves a determination by the regulators as to our suitability as a supplier or vendor to gaming establishments.

As a provider of slot machine ticket redemption devices and jackpot kiosks, we are required to obtain and maintain a gaming-related supplier's license in those jurisdictions where we sell and service gaming-related devices. As discussed above, the initial and ongoing licensure requirements imposed on gaming-related suppliers as compared to non-gaming related vendors or suppliers are, in general, substantially more burdensome. Such licensure requirements may include, but are not limited to the following: requiring the licensure or finding of suitability of any of our officers, directors, key employees or beneficial owners of our securities as well as our key third party vendors, suppliers, customers and other companies with whom we conduct business; the termination or disassociation with such officer, director, key employee or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; the submission of reports of material loans, leases and financing; and, the regulatory approval of some commercial transactions, such as the transfer or pledge of our stock or other equity interests. These regulatory burdens are imposed upon gaming-related suppliers or vendors on an ongoing basis and there is no guarantee that we will be successful in obtaining and maintaining all necessary licenses and permits and to continue to hold other necessary gaming licenses and permits to conduct our business as currently being conducted by us. The expansion of our business, the introduction of new cash access products or services or changes to applicable rules and regulations may result in additional regulatory or licensing requirements being imposed upon us. We also may be required to submit software and other key technology components of our slot machine ticket redemption devices to government or third party gaming laboratories for testing and certification prior to deploying such devices in a particular gaming jurisdiction.

The State of Nevada amended the Nevada Gaming Control Act, in 2012, to require companies that provide cash access services to gaming establishments within the State of Nevada to obtain and maintain a cash access service provider license from the Nevada Gaming Commission. In general, the licensure requirements for a cash access service provider are substantially similar to those imposed upon applicants for non-restricted gaming licenses. We were granted a cash access service provider license as well as a finding of suitability as a manufacturer and distributor of associated equipment by the Nevada Gaming Commission in March 2012.

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

The following table provides an overview of our licensing status in jurisdictions located within the United States together with the percentage of total U.S.-based revenue derived in each such jurisdiction (inclusive of revenue derived from Native American gaming establishments):

Table of Geographic Concentration and Licensing Status

			Gaming License Required(3)(4)
	Revenue Percentage(1)(2)				Status
			Kiosk Sales	GCA or Holdings	Kiosk Sales	GCA or Holdings
Location	2013	2012
California	9%	9%	Yes	Yes	Pending	Pending
Florida	9%	8%	Yes	No	Granted	N/A
Illinois	3%	9%	Yes	No	Granted	N/A
Indiana	3%	8%	Yes	Yes	Granted	Granted
Mississippi	3%	8%	Yes	No	Granted	N/A
Nevada	23%	20%	Yes	Yes	Granted	Granted
New Jersey	6%	2%	Yes	No	Pending	N/A
New York	5%	4%	Yes	Yes	Pending	Pending
Oklahoma	5%	5%	No	No	N/A	N/A
Pennsylvania	6%	8%	Yes	Yes	Granted	Granted
All other	28%	19%	N/A	N/A	N/A	N/A

(1)
All other represents jurisdictions with less than 5% of our revenue based on the 2013 results.

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

Online Gaming Regulation

Several states have passed implementing legislation and/or regulations to allow certain intra-state, wager-based, online casino and lottery games such as online poker and lottery ticket purchases. These legislative efforts are partially based on the United States Department of Justice's interpretation in late 2011 that the prohibitions of the Wire Act are limited to sports-related wager-based online gaming activity. Although these states have adopted implementing legislation authorizing certain wager-based casino and lottery games, the legislative and regulatory environment surrounding online wager-based games in the United States remains uncertain and complex and it is unclear how the legislative and regulatory framework governing these activities will evolve in the future. Many of these states have yet to introduce or finalize regulations regarding the licensing and operational requirements regarding online, wager-based activity including the licensing and technological requirements relating to the funding and processing of payments relating to online, wager-based casino and lottery games. In addition, the funding of online casino gaming activity will also be subject to the requirement of the Unlawful Internet Gaming Enforcement Act which may prohibit or significantly impede the funding of online, wager-based gaming activity.

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

In addition, the cash access services that we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act. We, along with our gaming establishment customers, are required to file a SAR with the U.S. Treasury Department's Financial Crimes Enforcement Network to report any suspicious transactions relevant to a possible violation of law or regulation. To be reportable, such a transaction must meet criteria that are designed to identify the hiding or disguising of funds derived from illegal activities. Our gaming establishment customers, in situations where our cash access services are provided through gaming establishment cashier personnel, and we, in situations where we provide our cash access services directly to patrons through satellite cages or booths that we staff and operate, are required to file a CTR of each deposit, withdrawal, exchange of currency or other payment or transfer by, through, or to us which involves a transaction in currency of more than $10,000 in a single day. Our QCP Web product can assist in identifying transactions that give rise to reporting obligations. When we issue or sell drafts for currency in amounts between $3,000 and $10,000, we maintain a record of information about the purchaser, such as the purchaser's address, Social Security Number and date of birth.

Following the events of September 11, 2001, the United States and other governments imposed and continue to consider a variety of new regulations focused on the detection and prevention of money laundering and money transmitting to or from terrorists and other criminals. Compliance with these new regulations may impact our business operations or increase our costs.

Fund Transfers.    Our POS debit card transactions and ATM services are subject to the Electronic Fund Transfer Act, which provides cardholders with rights with respect to electronic fund transfers, including the right to dispute unauthorized charges, charges that list the wrong date or amount, charges for goods and services that are not accepted or delivered as agreed, math errors and charges for which a cardholder asks for an explanation or written proof of transaction along with a claimed error or request for clarification. We believe the necessary policies and procedures have been implemented throughout the organization in order to comply with the regulatory requirements for fund transfers.

Money Transmitter.    Most states require a money transmitter license in order to issue the negotiable instruments that are used to complete credit card cash access and POS debit card transactions and to offer our everi product suite of products and services. We are currently licensed as a money transmitter in each jurisdiction that requires a license where we provide credit card and POS debit card cash access services. In certain jurisdictions, we are not required to be licensed.

Credit Reporting.    Our Central Credit gaming patron credit bureau services and check verification and warranty services are subject to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003 and their implementing rules, which require consumer credit bureaus, such as Central Credit, to provide credit report information to businesses only for certain purposes and to otherwise safeguard credit report information; to disclose to consumers their credit report on request; and to permit consumers to dispute and correct inaccurate or incomplete information in their credit report. These laws and rules also govern the information that may be contained in a consumer credit report. We continue to implement policies and procedures as well as adapt our business practices in order to comply with these laws and regulations. In addition to federal regulations, our Central Credit gaming patron credit bureau services are subject to the state credit reporting regulations that impose similar requirements to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003. Our credit granting programs such as QuikCredit are also subject to federal and state credit reporting laws and rules, requiring, among other things, that we notify consumers when we deny credit based on credit report information.

Debt Collection.    We currently outsource most of our debt collection efforts to third parties. However, we do engage in debt collection to collect on chargebacks on our cash access products and unpaid balances for services performed for our check services, Central Credit services, receivables relating to the sale and service of slot machine ticket redemption devices and jackpot kiosks and other amounts owing to us in connection with performing various services for our customers. All such collection practices may be subject to the Fair Debt Collections Practices Act, which prohibits unfair, deceptive or abusive debt collection practices, as well as consumer-debt-collection laws and regulations adopted by the various states.

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

Network and Card Association Regulations.    In addition to the governmental regulation described above, some of our services are also subject to rules promulgated by various payment networks, EFT networks and card associations. For example, we must comply with the Payment Card Industry ("PCI") Data Security Standard. Since June 30, 2006 we have been designated as a compliant service provider under the PCI Data Security Standard. We must be certified to maintain our status as a compliant service provider on an annual basis.

In addition, in 1994, Europay, MasterCard, and Visa jointly developed new card security features ("EMV") designed to deter fraudulent card transactions related to identity theft, counterfeit cards, and the misuse of lost or stolen cards via enhanced card authentication, transaction authorization, and cardholder verification using chip based smart-cards. EMV has been adopted in many regions of the world as the global standard for fraud deterrence in chip based smart-card payments.

The U.S. payments industry has until recently continued to rely on magnetic stripe cards instead of EMV compliant chip based cards, however U.S. card issuers are beginning to offer EMV capable chip based smart cards, and beginning in October 2015, MasterCard will begin shifting liability for fraudulent transactions generated through EMV capable cards onto merchants whose devices are not capable of processing chip based smart card EMV transactions. Visa will shift such liability onto merchants beginning in October 2017. This shifts the responsibility for chargebacks due to fraudulent transactions on such cards from the card issuer onto the merchant.

As a merchant in connection with our cash access transactions processed through MasterCard and Visa, we must upgrade or replace our existing fleet of U.S. based devices to accept the EMV standard. This requires us to upgrade the software on a significant portion of our currently deployed fleet of U.S. based POS, kiosk and ATM devices. Additionally, we may have to replace a portion of our devices with newer devices equipped with the minimum hardware requirements to support EMV.

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

Employees

As of December 31, 2013, we had 427 employees. We are not subject to any collective bargaining agreements and have never been subject to a work stoppage. We believe that good relationships with our employees have been maintained.

Available Information

Our Internet address is www.gcainc.com.. We make available free of charge in the "Investor Relations" portion of our website under "SEC Filings" our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

Our business is dependent upon consumer demand for gaming and cash access services and overall economic trends specific to the gaming and cash access industries.

Our customers consist almost entirely of casinos and other gaming establishments. As a result, our business is dependent upon consumer demand for gaming. Gaming is a discretionary leisure activity, the volume of which is difficult to predict. It is also difficult to foresee consumer patterns related to the use and mix of our products and services and shifts in these patterns could have a negative impact on our business. We believe this uncertainty is primarily attributable to patrons' reduced access to credit as well as patrons' attempts to manage their overall spending patterns. These trends have had an adverse impact on our results of operations and they may continue in the future.

In addition, less than favorable economic conditions could reduce consumer disposable income and demand, which may have a material adverse effect on our business and results of operations.

If we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition and operating results may suffer a material adverse effect.

We enter into contracts with our gaming establishment customers to provide our cash access products and related services. Our contracts generally have an average term of three years in duration, but some are terminable upon 30 days advance notice or are terminable by our gaming establishment customers in the event that we fail to satisfy specific covenants set forth in the contracts, including gaming regulatory compliance and service level covenants. We are typically required to renegotiate the terms of our customer contracts upon their expiration, and in some circumstances we may be forced to modify the terms of our contracts before they expire. When we have successfully renewed these contracts, these negotiations have in the past resulted in, and in the future may result in, financial and other terms that are less favorable to us than the terms of the expired contracts. In particular, we are often required to pay a higher commission rate to a gaming establishment than we previously paid in order to renew the relationship. Assuming constant transaction volume, increases in commissions or other incentives paid to gaming establishments would negatively impact our operating results. We may not succeed in renewing these contracts when they expire, which would result in a complete loss of revenue from that customer, either for an extended period of time or forever. If we are required to pay higher commission rates or agree to other less favorable terms to retain our customers or we are not able to renew our relationships with our customers upon the expiration of our contracts, our business, financial condition and operating results would be harmed.

Competition in the market for cash access services is intense, which could result in higher commissions or loss of customers to our competitors.

The market for cash access products and related services is intensely competitive and we expect competition to increase and intensify in the future. We compete with other providers of cash access products and services, financial institutions and other regional and local banks that operate ATMs on the premises of gaming establishments. In markets outside North America, we encounter competition from banks and other financial service companies established in those markets. We also face competition from gaming establishments that choose to operate cash access systems on their own behalf rather than outsource to us. We face competition from traditional transaction processors that may choose to enter the gaming patron cash services market. In addition, we may face competition from new entrants into the market for cash access products and related services, such as banks. Some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers including pre-existing relationships relating to other financial services, significantly greater financial, marketing, technological and other resources and more ready access to capital which allow them to respond more quickly to new or changing opportunities.

We have faced increased competition from smaller companies who have entered the market. These organizations tend to provide basic services and aggressive pricing. In addition, we face competition from gaming equipment manufacturers and system providers. This increased competition amongst these various providers of cash access services has resulted in pricing pressure and margin erosion with respect to our core cash access products and services.

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

We may be subject to fines, penalties, liabilities and legal claims resulting from unauthorized disclosure of cardholder and patron data, whether through a security breach of our computer systems, our third party processor's computer systems or otherwise.

We collect and store personally identifiable information about cardholders and patrons that perform certain cash access and Central Credit transactions, including names, addresses, social security numbers, driver's license numbers and account numbers and we maintain a database of cardholder and patron data relating to our cash access and Central Credit transactions, including account numbers, in order to process our cash access and Central Credit transactions. We also rely on our third party processor and certain other technology partners to process and store cardholder and patron data relating to our cash access and Central Credit transactions. As a result, we, as well as our third party processor, certain of our other technology providers and some of our gaming establishment customers, are required to comply with various federal and state privacy statutes and regulations, and the Payment Card Industry Data Security Standard, each of which may be changed at any time. Compliance with these requirements is often difficult and costly, and our failure, or the failure of these other third parties to comply, may result in significant fines or civil penalties, regulatory enforcement action, liability to our sponsor bank and termination of our agreements with our gaming establishment customers, each of which could have a material adverse effect on our financial position and/or operations. A significant security breach could result in our being prohibited from providing cash access services for any of the relevant card associations or payment networks organizations.

In addition, any data breach or failure to comply with any applicable privacy requirements could result in damage to our reputation, which could reduce and limit our ability to provide cash access and related services to our gaming establishment customers.

Furthermore, if our computer systems or those of our third party processor or other technology providers are breached by unauthorized users, we may be subject to liability, including claims for unauthorized transactions with misappropriated bank card information, impersonation or similar fraud claims. We could also be subject to liability for any failure to comply with laws governing required notifications of such a breach. These claims also could result in protracted and costly litigation. In addition, we could be subject to penalties or sanctions from the card associations and payment networks.

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

Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States. Before we can sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we are not always able to obtain. Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribal party to that contract. Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there could be an issue as to the forum in which a lawsuit may be brought against the Native American tribe. Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.

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

•
requires us to dedicate a portion of our cash flow from operations to payments on our indebtedness, based on covenant requirements that may restrict us, which would reduce the availability of our cash flow to fund working capital expenditures, expansion efforts and other general corporate purposes;

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

The senior credit facility that we entered into in 2011, as amended, (the "Senior Credit Facility") contains restrictive and financial covenants that may limit our ability to engage in activities that we may believe to be in our long-term best interests. Specifically, the Senior Credit Facility contains affirmative and negative covenants customary for financings of this type, including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, acquisitions and dispositions, and the payment of dividends and other restricted payments. In addition, the Senior Credit Facility contains financial covenants requiring us to have a maximum leverage ratio and a minimum interest coverage ratio which are discussed in more detail in the section entitled "Borrowings under the Senior Credit Facility" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Our failure to comply with these covenants could result in an event of default, which if not cured or waived, could result in the acceleration of all of our debt under the Senior Credit Facility, which may result in our inability to satisfy our obligations with respect to our indebtedness.

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

The terms of our Senior Credit Facility require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, which will reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes.

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

Acquisitions and strategic investments could also result in substantial cash expenditures, the dilutive issuance of our equity securities, the incurrence of additional debt and contingent liabilities, and amortization expenses related to other intangible assets that could adversely affect our business, operating results and financial condition. Acquisitions and strategic investments may also be highly dependent upon the retention and performance of existing management and employees of acquired businesses for the day-to-day management and future operating results of these businesses. Our ability to consummate acquisitions may be impaired by a number of factors, including decreases in the trading price of our common stock, our inability to comply with covenants relating to our existing debt or our inability to incur additional debt that is required to consummate acquisitions or finance the post-closing operations of acquired businesses.

A material increase in market interest rates could adversely affect our business and results of operations.

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

As of December 31, 2013, all of our indebtedness under our Senior Credit Facility was at a variable interest rate tied to LIBOR. Any material increases to LIBOR could increase the amount of interest we are required to pay under the Senior Credit Facility and adversely affect our business and results of operations.

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

In our Central Credit Check Warranty product under our third party warranty agreement, we receive all of the check warranty revenue. We charge our gaming establishment customers a fee for our check warranty services, which is typically a percentage of the face amount of the check being warranted. We are exposed to risk for the losses associated with any warranted items that we cannot collect from patrons issuing the items. Warranty receivables are defined as any amounts paid by the third party warranty provider to gaming establishments to purchase dishonored checks. Additionally, we pay a fee to the third party warranty provider for its services. There is no limit on the aggregate dollar amount to which we are exposed, which is a function of the face amount of checks warranted. We manage and mitigate the risks associated with these dishonored checks through the use of risk analytics data from third party databases and collection efforts, including the additional fees that we are entitled to collect from check writers of dishonored checks. We have full control over the decision to warrant payment on a particular check under the third party warranty platform. If we fail to make sound risk assessment decisions or our risk analytics are ineffective in the approval of checks to be warranted, we may incur an unexpectedly high level of check warranty expenses at any time.

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

We may face requirements that pose compliance challenges in new international markets that we seek to enter as various foreign jurisdictions have different laws and regulations concerning the storage, transmission and use of gaming patron data. Such variation could subject us to costs, liabilities or negative publicity that could impair our ability to expand our operations into some countries and therefore limit our future growth.

We depend on third party transaction processors, telecommunication networks and other third party technology providers to provide our cash access and related services and if we, or any of these third parties, experience system or service failures, the products and services we provide could be delayed or interrupted, which could harm our business and reputation.

We depend on third party processors, telecommunication networks and other third party technology providers to provide our cash access and related services. Our ability to provide uninterrupted and high levels of services depends upon the performance of these third party providers. Any significant interruptions or degradation of the quality of services being provided by these third parties could severely harm our business and reputation and result in a loss of revenues and damage to our reputation and business. All of these third party providers and their systems are potentially vulnerable to computer viruses, physical or electronic security breaches, natural disasters and similar disruptions, which could lead to interruptions or outages of our services, delays, loss of data, public release of confidential data, all of which could have a material adverse effect on our business and operating results.

We rely on a single third party processor to process substantially all of our cash access transactions that are processed through various card associations and payment networks and the failure of our third party processor to adequately provide such processing services could have a material adverse effect on our business and results of operations.

We rely on a single third party to provide processing services for the substantial majority of our transactions by obtaining authorizations for ATM cash withdrawal transactions, POS debit card transactions and credit card cash access transactions and to provide settlement transaction files to card associations and payment networks for some of these transactions. If our third party processor fails to adequately provide these services it could result in our systems being unable to process our cash access transactions intermittently or for extended periods of time, which could have a material adverse effect on our business and results of operations. In addition, we have elected to switch third party processors and will begin converting our cash access services to a new third party processor beginning in 2014. We anticipate that this conversion will take approximately 12-18 months to complete and our failure to successfully complete this conversion could also result in outages of our cash access services and have a material adverse effect on our business and results of operations.

If we are unable to protect our intellectual property adequately, we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights.

Our success depends, in part, on developing and protecting our intellectual property. We have entered into license agreements with other parties for intellectual property that is critical to our business. We rely on the terms of these license agreements, as well as copyright, patent, trademark and trade secret laws to protect our intellectual property. If these agreements expire and we are unable to renew them, we may lose a valuable competitive advantage. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights.

We have also entered into license agreements with other parties for the exclusive use of their technology and intellectual property rights in the gaming industry, such as our license to use portions of the software infrastructure upon which our systems operate from a third party. We rely on these other parties to maintain and protect this technology and the related intellectual property rights. If our licensors fail to protect their intellectual property rights in material that we license and we are unable to protect such intellectual property rights, the value of our licenses may diminish significantly and our business could be significantly harmed.

We may have to rely on costly litigation to enforce our intellectual property rights and contractual rights. By pursuing this type of litigation, we become exposed to the risk of counterclaims and the risk that defendants will attempt to invalidate our right to the subject intellectual property or otherwise limit its scope.

In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. In the event a claim of infringement against us is successful, we may be required to pay royalties to use technology or other intellectual property rights that we had been using or we may be required to enter into a license agreement and pay license fees, or we may be required to stop using the technology or other intellectual property rights that we had been using. We may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable amount of time. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and potentially cause a diversion of our resources.

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

If, and, as new and developing domestic markets develop, competition among providers of cash access products and services will intensify. If we attempt to enter these markets, we will have to expand our sales and marketing presence. In competitive bidding situations, we may not enjoy the advantage of being the incumbent provider of cash access products and services to gaming establishments and developers and operators of gaming establishments in these new markets may have pre-existing relationships with our competitors. We may also face the uncertainty of compliance with new or developing regulatory regimes (including regulatory regimes relating to Internet gaming) with which we are not currently familiar and oversight by regulators that are not familiar with us or our business. Each of these risks could materially impair our ability to successfully expand our operations into these new and developing domestic markets.

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

We are subject to the risk that the domestic or international markets that we attempt to enter or expand into may not develop as quickly as anticipated, or at all. The development of new gaming markets is subject to political, social, regulatory and economic forces beyond our control. The expansion of gaming activities in new markets can be very controversial and may depend heavily on the support and sponsorship of local government. Changes in government leadership, failure to obtain requisite voter support in referendums, failure of legislators to enact enabling legislation and limitations on the volume of gaming activity that is permitted in particular markets may inhibit the development of new markets.

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

Our assessment of our internal control over financial reporting has identified material weaknesses in the past, each of which was subsequently remediated. New material weaknesses may arise in the future. Any material weaknesses could cause us to fail to meet our reporting obligations, cause investors to lose confidence in our reported financial information, cause a decline or volatility in our stock prices, cause a reduction in our credit ratings or tarnish our reputation. Also, increased expenses due to remediation costs and increased regulatory scrutiny are also possible. Failure to identify and remediate future material weakness could adversely affect our financial condition or results of operations. Inadequate internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our reputation.

We currently operate within the scope of the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission published in 1992. When the 2013 changes, or updates, to this current framework become effective, they could materially impact our internal control over financial reporting and also cause investors to lose confidence in our reporting of financial information, which could have a negative effect on the trading price of our stock and our reputation.

Changes by M&C International and First Data to certain of their tax returns may have an impact on the value of a component of our deferred tax asset. In addition, changes in tax laws, regulations and interpretations may adversely affect our business.

In connection with a recapitalization and private equity restructuring that occurred in 2004 involving our former owners First Data Corporation ("First Data"), M&C International ("M&C") and entities affiliated with Bank of America, N.A., we recorded a deferred tax asset of $247.0 million. In connection with this deferred tax asset, we expect to pay a significantly lower amount in United States federal income taxes than we provide for in our consolidated statements of income and comprehensive income. Our calculation of the starting balance of the deferred tax asset is based upon information we received from M&C and First Data about the gains they recorded in the transaction. If M&C or First Data change their calculation of the gains and file amended tax returns, we may be required to recalculate the starting balance of the deferred tax asset and the annual amortization thereof.

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

As of December 31, 2013, five investment funds beneficially owned approximately 31% of our common stock as shown in their ownership filings reported in February 2014. Although we have no voting agreements or arrangements with any of the funds, and, to our knowledge, the funds are not affiliated with one another, each of the funds, individually or collectively, could be in a position to substantially influence the outcome of any corporate actions requiring stockholder approval, including the election of directors, mergers, acquisitions and other significant corporate transactions. These investment funds may delay, or prevent, a change of control from occurring even if the change of control could appear to benefit the stockholders. These investment funds may also have interests that differ from our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interests.

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

We provide our cash access products and related services almost exclusively to gaming establishments for the purpose of enabling their patrons to access cash. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity, and participation in discretionary leisure activities has in the past and may in the future decline during economic downturns because consumers have less disposable income. Gaming activity may also decline based on changes in consumer confidence related to general economic conditions or outlook, fears of war, future acts of terrorism, or other factors. A reduction in tourism could also result in a decline in gaming activity. Finally, a legislature or regulatory authority may prohibit or significantly restrict gaming activities in its jurisdiction. Gaming competes with other leisure activities as a form of consumer entertainment and may lose popularity as new leisure activities arise or as other leisure activities become more popular. In addition, gaming in traditional gaming establishments (where we provide our services) competes with Internet-based gaming. The popularity and acceptance of gaming is also influenced by the prevailing social mores and changes in social mores could result in reduced acceptance of gaming as a leisure activity. To the extent that the popularity of gaming in traditional gaming establishments declines as a result of either of these factors, the demand for our cash access services may decline and our business may be harmed.

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

We receive income from issuers of ATM, credit and debit cards for certain transactions performed on our ATMs related to cash dispensing or certain other non-financial transactions such as balance inquiries. The EFT networks may also charge certain fees related to the performance of these transactions. We refer to the net of this income and fees as reverse interchange. The amount of this reverse interchange income is determined by the card network associations and electronic funds transfer networks, and this income is subject to decrease at their discretion.

Several EFT networks that support ATM transactions, including Visa, MasterCard and Star, have implemented changes in their interchange reimbursement structure for ATM transactions that became effective beginning in January 2012 through April 2012. These changes materially reduced the net reimbursement that we received from ATM transactions processed on the respective networks. Contractually, we are allowed to pass these changes on to the substantial majority of our customers, however, certain of our contracts with gaming operators do not enable us to pass through such amounts. If our transaction volumes remain constant and the net reimbursement for ATM transactions is reduced, a material adverse impact on our revenues and operating results may occur.

We pay interchange and other network fees for services to the credit card associations and EFT networks that they provide in settling transactions routed through their networks. Collectively we call these charges interchange fees. Subject to the limitations imposed by Federal regulations such as the Durbin Amendment or other regulations that may be enacted, the amounts of these interchange fees are determined based upon the sole discretion of the card associations and EFT networks, and are subject to increase at any time. Although certain of our contracts enable us to pass through increases in interchange or other network processing fees to our customers, competitive pressures might prevent us from passing all or some of these fees through to our customers in the future. To the extent that we are unable to pass through to our customers all or any portion of any increase in interchange or other network processing fees, our cost of revenues (exclusive of depreciation and amortization) would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our financial condition and operating results.

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

A substantial portion of our revenues are derived from transactions subject to the extensive rules and regulations of the leading card associations, VISA, and MasterCard. The rules and regulations do not expressly address some of the contexts and settings in which we process cash access transactions, or do so in a manner subject to varying interpretations. As an example, we and certain of our providers must comply with the PCI Data Security Standard. The failure by any of such providers to comply with such standards could result in our being fined or being prohibited from processing transactions through MasterCard, VISA and other card and payment networks.

The card associations' and payment networks' rules and regulations are always subject to change, and the card associations or payment networks may modify their rules and regulations from time to time. Our inability to anticipate changes in rules, regulations or the interpretation or application thereof may result in substantial disruption to our business. In the event that the card associations, payment networks or our sponsoring banks determine that the manner in which we process certain types of card transactions is not in compliance with existing rules and regulations, or if the card associations or payment networks adopt new rules or regulations that prohibit or restrict the manner in which we process certain types of card transactions, we may be forced to pay a fine, modify the manner in which we operate our business or stop processing certain types of cash access transactions altogether, any of which could have a material negative impact on our business and operating results.

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

If federal, state, local or foreign authorities adopt new laws or regulations or raise enforcement levels on existing laws and regulations that make it more difficult for us to operate our ATM business, then our revenues and earnings may be negatively affected. If legislation or regulations are enacted in the future that adversely impact our ATM business, we may be forced to modify our operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide ATMs at gaming establishments; and our business, financial condition and operating results would be harmed.

ATMs are subject to requirements of the Americans with Disabilities Act which in general require that ATMs be accessible to individuals with disabilities, such as visually-impaired persons. New and stricter regulations under the Americans with Disabilities Act regarding accessibility to ATMs went into effect in March 2013. If we are unable to maintain compliance with these stricter regulations, our business financial condition and operating results could be harmed.

We may experience increased capital requirements, accelerated depreciation expense, and asset write-offs in connection with new technology standards being implemented in the U.S. regarding chip-based cards, which could cause a material adverse effect on our financial condition and operating results.

In 1994, Europay, MasterCard, and Visa jointly developed new card security features ("EMV") designed to deter fraudulent card transactions related to identity theft, counterfeit cards, and the misuse of lost or stolen cards via enhanced card authentication, transaction authorization, and cardholder verification using chip based smart-cards. EMV has been adopted in many regions of the world as the global standard for fraud deterrence in chip based smart-card payments.

The U.S. payments industry has until recently continued to rely on magnetic stripe cards instead of EMV compliant chip based cards, however U.S. card issuers are beginning to offer EMV capable chip based smart cards, and beginning on October 1, 2015, the U.S. payment card industry will begin shifting liability for fraudulent transactions generated through EMV capable cards onto merchants whose devices are not capable of processing chip based smart card EMV transactions. This shifts the responsibility for chargebacks due to fraudulent transactions on such cards from the card issuer onto the merchant.

We are classified as a merchant for purposes of our cash access transactions so we must upgrade or replace our existing fleet of U.S. based devices to accept the EMV standard. This requires us to upgrade the software on a significant portion of our currently deployed fleet of U.S. based POS, kiosk and ATM devices. Additionally, we may have to replace a portion of our devices with newer devices equipped with the minimum hardware requirements to support EMV. The costs involved with upgrading our fleet may cause us to incur increased capital expenditures related to device replacement.

Additionally, if we fail to comply with these new requirements in time, we will bear the chargeback risk for fraudulent transactions generated through EMV enabled cards, or we may experience a decrease in transaction volume if we cannot process transactions at all for cardholders whose issuer has migrated entirely from magnetic stripe to chip based smart-cards.

We are subject to extensive governmental gaming regulation, which may harm our business.

We are subject to a variety of regulations in the jurisdictions in which we operate. Most of the gaming regulators in jurisdictions in which we operate distinguish between gaming-related suppliers and vendors, such as manufacturers of slot machine or other gaming devices, and non-gaming suppliers and vendors, such as food and beverage purveyors and construction contractors. In general, in those jurisdictions where we provide cash access and Central Credit services but do not sell or service slot machine ticket redemption devices or jackpot kiosks, we are typically characterized as a non-gaming supplier or vendor and we must obtain a non-gaming supplier's or vendor's license, qualification or approval. The obtaining of these licenses, qualifications or approvals and the regulations imposed on non-gaming suppliers and vendors are typically less stringent than for gaming related suppliers and vendors. However, some of the gaming regulators in jurisdictions in which we do business do not distinguish between gaming-related and non-gaming related suppliers and vendors, and in those jurisdictions we currently are subject to the same stringent licensing, qualification and approval requirements and regulations that are imposed upon vendors and suppliers that would be characterized as gaming-related in other jurisdictions. Such requirements include licensure or finding of suitability for some of our officers, directors and beneficial owners of our securities. If gaming regulatory authorities were to find any such officer, director or beneficial owner unsuitable, or if any such officer, director, or beneficial owner fails to comply with any licensure requirements, we would be required to sever our relationship with that person. Severing our relationship with a person may require such individual to cease providing services to us in any capacity, including as an officer, director, employee or consultant, and to divest himself, herself or itself of all or substantially all equity interests in us, and require us to refrain from conducting any business or maintaining any business relationship with such person or any entity that such person is a director, officer or stockholder of or otherwise affiliated with. Any of the foregoing could be costly to us and materially disruptive of our management and operations. Our failure to sever our relationship with a person in a manner acceptable to the gaming regulatory authorities or at all may result in the loss or denial of licensure or a finding of unsuitability, which loss or denial of licensure or finding of unsuitability by a gaming regulatory authority may prohibit us from continuing to operate in such jurisdiction. Any loss, denial of licensure or finding of unsuitability in any one jurisdiction would likely result in similar adverse regulatory actions in several other jurisdictions, resulting in a domino effect of adverse regulatory actions.

The State of Nevada adopted amendments to the Nevada Gaming Control Act, in 2012, with respect to the licensure of cash access providers. In general, these amendments require companies that provide cash access services to gaming establishments within the State of Nevada to obtain and maintain a cash access service provider license from the Nevada Gaming Commission. In general, the licensure requirements for a cash access service provider are substantially similar to those imposed upon applicants for non-restricted gaming licenses. We were granted a cash access service provider license as well as a finding of suitability as a manufacturer and distributor of associated equipment by the Nevada Gaming Commission in March 2012. Our failure to maintain either the cash access service provider license or a finding of suitability from the Nevada Gaming Commission will have a material adverse effect on our business.

We are required to obtain and maintain a gaming-related supplier's license in those jurisdictions where we sell and service gaming-related devices. Although we have obtained the necessary gaming related supplier's license in a substantial majority of those jurisdictions where we sell and service slot machine ticket redemption devices and jackpot kiosks, we are currently operating under temporary approvals in some of these jurisdictions. As discussed above, the initial and ongoing licensure requirements imposed on gaming-related suppliers as compared to non-gaming related vendors or suppliers are, in general, substantially more burdensome. Such licensure requirements may include, but are not limited to the following: requiring the licensure or finding of suitability of any of our officers, directors, key employees or beneficial owners of our securities, as well as our key third party vendors, suppliers, customers and other companies with whom we conduct business; the termination or disassociation with such officer, director, key employee or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability; the submission of detailed financial and operating reports; the submission of reports of material loans, leases and financing; and, the regulatory approval of some commercial transactions, such as the transfer or pledge of equity interests in the Company. These regulatory burdens are imposed upon gaming-related suppliers or vendors on an ongoing basis and there is no guarantee that we will be successful in obtaining and maintaining all necessary licenses and permits and to continue to hold other necessary gaming licenses and permits to conduct our business in the same manner we do currently. In addition, we also may be required to submit software and other key technology components of our slot machine ticket redemption devices to government or third party gaming laboratories for testing and certification prior to deploying such devices in a particular gaming jurisdiction.

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

Our Central Credit gaming patron credit bureau services are subject to the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003 and similar state laws. The collection practices that are used by our third party providers and us may be subject to the Fair Debt Collections Practices Act and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to state and local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs, our ability to surcharge cardholders who use our ATMs and the notices and form of notices that must be disclosed regarding the provision of our ATM services. The cash access services we provide are subject to recordkeeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. We are required to file suspicious activity reports, or SARs, with respect to transactions completed at all gaming establishments at which our cash access services are provided. If we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher or offer our QuikCredit service, we are subject to the applicable state licensing requirements and regulations governing check cashing activities and deferred deposit service providers. We are also subject to various state licensing requirements and regulations governing money transmitters.

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

Our proposed strategy of providing various payment and funding solutions for wager-based online casino and lottery games in the United States is subject to a nascent and uncertain legal and regulatory environment and various business risks typically associated with developing and launching a new product, service or solution.

Until late 2011, the Federal government had interpreted the Wire Act to ban all types of online, wager-based casino gaming activity such as online poker. Several states have passed implementing legislation to allow certain intra-state, wager-based, online casino or lottery gaming activity such as online poker based on the United States Department of Justice's recent interpretation in late 2011 that the prohibitions of the Wire Act are limited to sports-related wager-based online gaming or lottery activity. Although these states have adopted implementing legislation authorizing certain wager-based casino or lottery games, the legislative and regulatory environment surrounding online wager-based casino and lottery games in the

United States remains uncertain and complex and it is unclear how this legislative and regulatory framework will evolve in the future. Many of these states have yet to introduce or finalize regulations regarding the licensing and operational requirements regarding online, wager-based activity including the licensing and technological requirements relating to the funding and processing of payments relating to online, wager-based casino and lottery gaming activities. Although some online wager-based casino and lottery activities have occurred under this State legislation, it is unclear whether a sustainable Internet gaming market can develop in the United States, absent specific federal legislation governing such activity. In addition, the funding of online casino gaming activity will also be subject to the requirement of the Unlawful Internet Gaming Enforcement Act which may prohibit or significantly impede the funding of online, wager-based gaming activity.

This uncertain and evolving legal and regulatory environment may make it difficult to execute on our proposed strategy of providing various payment and funding solutions for online, wager-based casino and lottery games. Our ability to provide such solutions is subject to a variety of business risks associated with launching a new product, service or solution, including, without limitation, our reliance upon third party technology providers, our ability to successfully market and sell such solutions, cost overruns, and our ability to obtain all necessary legal and regulatory approvals to provide such solutions.

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

•
our inability to make payments on our outstanding indebtedness as they become due or our inability to undertake actions that might otherwise benefit us based on the financial and other restrictive covenants contained in the Senior Credit Facility;

•
the loss, or failure, of a significant supplier or strategic partner to provide the goods or services that we require from them;

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

In the future, we may issue additional shares, or options to purchase additional shares, to our employees, directors and consultants, in connection with corporate alliances or acquisitions and in follow-on offerings to raise additional capital. Based on all of these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales could reduce the market price of our common stock. In addition, future sales of our common stock by our stockholders could make it more difficult for us to sell additional shares of our common stock or other securities in the future.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters are located in a facility in Las Vegas, Nevada consisting of approximately 59,000 square feet of office space, which is under a lease through April 2023. We also lease several other properties that are used to support all our products and services.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the New York Stock Exchange under the symbol "GCA" since September 2005. On February 28, 2014 there were three holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

The following table sets forth for the indicated periods, the high and low sale prices per share of our common stock:

	Price Range
	High	Low
2013
First Quarter	$8.27	$6.12
Second Quarter	7.43	5.71
Third Quarter	8.17	6.15
Fourth Quarter	10.42	7.51
2012
First Quarter	$7.83	$4.47
Second Quarter	8.71	6.28
Third Quarter	8.51	6.28
Fourth Quarter	8.19	6.74

On March 4, 2014, the closing sale price of our common stock on the New York Stock Exchange was $8.61.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all our earnings to finance the growth and development of our business. Any future change in our dividend policy will be made at the discretion of our Board of Directors and will depend on contractual restrictions, our results of operations, earnings, capital requirements and other factors considered relevant by our Board of Directors. In addition, the Senior Credit Facility limits the ability of GCA and Holdings to declare and pay cash dividends.

Common Stock Repurchases

Our current share repurchase program grants us the authority to repurchase up to $40.0 million of our outstanding common stock over a two year period, which commenced in the first quarter of 2013. We have repurchased approximately 2.6 million shares of common stock for cash of $18.2 million under the share repurchase program for the year ended December 31, 2013. We did not have any common stock repurchases under the program for the year ended December 31, 2012. We completed the share repurchases with cash on hand. The repurchase program authorizes us to buy our common stock from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The share repurchase program is subject to prevailing market conditions and other considerations and may be suspended or discontinued at any time.

We repurchased or withheld from restricted stock awards 14,901, 38,331 and 59,167 shares of common stock at an aggregate purchase price of $0.1 million, $0.3 million and $0.2 million to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards for the years ended December 31, 2013, 2012 and 2011, respectively.

 ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

	Total Number of Shares Purchased or Withheld		Average Price per Share Purchased or Withheld		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(000's)				(000's)		(000's)
Rule 10b-18 Repurchases
10/1/13 - 10/31/13	322	(1)	$7.97	(2)	322	(1)	$22,892	(3)
11/1/13 - 11/30/13	16	(1)	8.21	(2)	16	(1)	22,758	(3)
12/1/13 - 12/31/13	105	(1)	9.51	(2)	105	(1)	21,759	(3)

Sub-Total	443	(1)	8.34	(2)	443	(1)
Tax Withholdings
10/1/13 - 10/31/13	2	(4)	$7.91	(5)	—		$—
11/1/13 - 11/30/13	0.5	(4)	8.64	(5)	—		—
12/1/13 - 12/31/13	0.5	(4)	9.29	(5)	—		—

Sub-Total	3	(4)	8.29	(5)	—

Total	446		$8.34		443

(1)
Represents the number of shares repurchased during the three months ended December 31, 2013, pursuant to the share repurchase program that our Board of Directors has authorized and approved giving us the authority to repurchase up to $40.0 million of our outstanding common stock over a two year period, which commenced in the first quarter of 2013. This share repurchase program supersedes all prior share repurchase programs.

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

STOCK PERFORMANCE GRAPH

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor's ("S&P") 500 Index and the S&P Information Technology Index during the five year period ended December 31, 2013.

The graph assumes that $100 was invested on December 31, 2008 in our common stock, in the S&P 500 Index and the S&P Information Technology Index, and that all dividends were reinvested. The S&P 500 Index and the S&P Information Technology Index are based on the calendar month end closing prices. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Global Cash Access Holdings, Inc., the S&P 500 Index, and the S&P Information
Technology Index

*
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data
Revenues	$582,444	$584,486	$544,063	$605,590	$667,720
Operating income	49,150	55,982	38,296	52,630	72,054
Net income	24,398	25,689	9,129	17,550	33,582
Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	24,398	25,689	9,129	17,494	33,638
Basic earnings per share
Net income	$0.37	$0.39	$0.14	$0.27	$0.45
Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	$0.37	$0.39	$0.14	$0.27	$0.45
Diluted earnings per share
Net income	$0.36	$0.38	$0.14	$0.26	$0.45
Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	$0.36	$0.38	$0.14	$0.26	$0.45
Weighted average common shares outstanding
Basic	66,014	65,933	64,673	65,903	74,232
Diluted	67,205	67,337	64,859	67,272	75,356

	At and For the Year Ended December 31,
	2013	2012	2011	2010	2009
Balance sheet data
Cash and cash equivalents	$114,254	$153,020	$55,535	$60,636	$84,768
Total assets	527,327	553,895	529,067	458,394	501,767
Total borrowings	103,000	121,500	174,000	208,750	249,750
Stockholders' equity	218,604	198,759	159,858	143,478	145,409
Cash flow data
Net cash provided by operating activities	$4,334	$157,488	$54,252	$68,898	$90,963
Net cash used in investing activities	(13,990)	(12,531)	(18,183)	(24,492)	(7,235)
Net cash used in financing activities	(29,183)	(46,783)	(41,227)	(68,845)	(74,425)
Other data
Aggregate dollar amount processed (in billions)
Cash advance	$4.9	$4.8	$4.3	$5.0	$5.7
ATM	$12.9	$13.6	$12.2	$13.6	$14.5
Check warranty	$1.1	$1.2	$1.1	$1.1	$1.5
Number of transactions completed (in millions)
Cash advance	8.8	9.0	8.4	10.1	11.7
ATM	66.2	72.3	68.8	78.3	83.4
Check warranty	3.7	4.3	4.4	4.9	6.3

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

Overview

We are a global provider of cash access services and related equipment and services to the gaming industry. Our products and services: (a) provide gaming establishment patrons access to cash through a variety of methods, including Automated Teller Machine ("ATM") cash withdrawals, credit card cash access transactions, point-of-sale ("POS") debit card transactions, check verification and warranty services and money transfers; (b) provide cash access devices and related services, such as slot machine ticket redemption and jackpot kiosks to the gaming industry; (c) provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments; and (d) provide online payment processing solutions for gaming operators in states that offer intra-state, Internet-based gaming and lottery activities.

Factors Affecting Comparability:

Our consolidated financial statements included in this report that present our financial condition and results of operations reflect the following transactions and events:

•
In May 2013, we entered into a second amendment to our Credit Agreement that reduces the interest rate on borrowings under the term loan facility from LIBOR plus a margin of 5.5% (subject to a minimum LIBOR rate of 1.50%) to LIBOR plus a margin of 3.0% (subject to a minimum LIBOR rate of 1.0%).

•
In the second quarter 2012, card associations implemented a reduction in the interchange fees paid by issuing banks on ATM transactions, thereby decreasing the amount of revenue on our ATM transactions.

•
In November 2011, we acquired substantially all of the assets of MCA Processing LLC. MCA was a provider of ATM, debit card and credit card cash access services to gaming establishments and also manufactured, sold, licensed and serviced redemption kiosk devices. The results of operations of MCA Processing have been reflected in the applicable business segment financial information following this acquisition.

•
In October 2011, the Durbin Amendment, which imposes caps on the amount of debit card interchange fees, was implemented, and materially reduced the amount of interchange expense that we incurred for PIN-based and signature based debit card transactions during the fourth quarter of 2011 and the full years 2012 and 2013, as described in more detail in the Trends section below.

•
In March 2011, GCA and Holdings entered into the Senior Credit Facility, consisting of a $210.0 million term loan facility and a $35.0 million revolving credit facility. All $210.0 million of available borrowings under the term loan facility and $4.0 million of available borrowings under the revolving credit facility were borrowed concurrent with the establishment of the Senior Credit Facility and we used substantially all of these proceeds to repay indebtedness under our existing senior secured credit facilities and the senior subordinated notes.

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

Trends

Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We have identified the more material positive and negative trends affecting our business as the following:

•
Although the gaming sector in the United States has experienced revenue declines over the last several years, in 2012, it stabilized, and modestly improved in 2013.

•
The implementation of the Durbin Amendment in October 2011, and the implementation by the card associations of a reduction in the interchange fees paid by issuing banks on ATM transactions in 2012; both had a material impact on our financial performance in 2012. This is due to the decrease in the amount of interchange expense that we are required to pay on both PIN-based and signature-based debit card transactions and the decrease in revenue on our ATM transactions. Although these changes have been mostly realized, our exposure to various fees imposed by financial services, network card associations and other industry providers can significantly affect our profitability.

•
Gaming activity continues to expand into more domestic and international markets.

•
There continues to be a migration from the use of traditional paper checks and cash to electronic payments.

•
The credit markets in the U.S. and around the world are volatile and unpredictable.

•
We are facing increased competition from smaller competitors in the gaming cash access market and face additional competition from gaming equipment manufacturers and systems providers. This increased competition has resulted in pricing pressure and margin erosion with respect to our core cash access products and services.

•
The cash access industry in the gaming sector has become increasingly competitive and is having an adverse effect on our operating margins with respect to new customers and existing customers that have renewed their cash access agreements with us.

•
There is increasing governmental oversight related to the cost of transaction processing and related fees to the consumer. We expect the financial services and payments industry to respond to these legislative acts by changing other fees and costs, which may negatively impact our business in the future.

Principal Sources of Revenues and Expenses

Our principal sources of revenues include:

•
Cash advance revenues, which are comprised of transaction fees assessed to gaming patrons in connection with credit card cash access and POS debit card transactions, are recognized at the time the transactions are authorized. Such fees are based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash access or POS debit card transaction amount.

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

•
Check services revenues, which are principally comprised of check warranty revenues, are generally based upon a percentage of the face amount of checks warranted. These fees are paid to us by gaming establishments. In some cases, gaming establishments pass the fees onto patrons.

•
Other revenues include amounts derived from the sale of cash access devices, such as slot machine ticket redemption and jackpot kiosks; and from the provision of certain professional services, software licensing, and certain other ancillary fees associated with the sale, installation and maintenance of those devices. In addition, other revenues consist of Central Credit revenues that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated. Also included in other revenues are revenues generated from ancillary marketing, database and Internet gaming activities.

Our principal costs and expenses include:

•
Cost of revenues (exclusive of depreciation and amortization), which are costs and expenses directly related to the generation of revenue.

  For credit card cash access and POS debit card transactions and ATM transactions, we pay a commission to the gaming establishment at which the transaction occurs. Commissions are the largest component of cost of revenues (exclusive of depreciation and amortization). We expect commissions to increase as a percentage of revenue as new contracts are signed or existing contracts are renewed. We pay credit card associations and payment networks interchange fees for services they provide in routing transactions through their networks. In addition, we pay fees to participate in various payment networks to support our ATM services. These interchange fees are determined by the card associations and payment networks at their sole discretion, and are subject to increase at their discretion from time to time. Many of our cash access contracts enable us to pass through the amount of any increase in interchange or processing fees to our gaming establishment customers, who may in turn pass through these increases to patrons. In the past, the major card associations and payment networks have increased interchange rates at least annually, and they may do so in the future. We pay connectivity and processing fees to our network services providers.

  For our check services transactions, we incur warranty expense for those checks we have warranted through our third party service provider that are dishonored upon presentment for payment. In addition, for our check services transactions, we may pay a commission to the gaming establishment at which the transaction occurs.

•
Other cost of revenues primarily include expenses related to our kiosk sales and services, our Central Credit service and our patron marketing activities.

•
Operating expenses, which consist primarily of: (1) salaries and benefits, (2) operating costs to support our core cash access products and services, (3) professional fees, (4) telecommunications expenses, and (5) travel costs.

•
Depreciation and amortization expenses, which consist primarily of the allocated costs over the duration of our tangible and intangible asset useful lives.

•
Interest expense includes interest incurred on our borrowings and the amortization of deferred financing costs. Interest expense also includes the cash usage fees associated with the cash used in our ATMs.

•
Our earnings are subject to taxation under the tax laws of the jurisdictions in which we operate.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table sets forth the consolidated results of operations and percentages of total revenue (in thousands):

	December 31, 2013		December 31, 2012		December 31, 2013 vs 2012
	$	%	$	%	$ Variance	% Variance
Revenues
Cash advance	$231,134	40%	$227,517	39%	$3,617	2%
ATM	286,049	49%	303,159	52%	(17,110)	(6)%
Check services	21,611	4%	25,401	4%	(3,790)	(15)%
Other revenues	43,650	7%	28,409	5%	15,241	54%

Total revenues	582,444	100%	584,486	100%	(2,042)	(0)%
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	439,794	76%	436,059	74%	3,735	1%
Operating expenses	76,562	13%	75,806	13%	756	1%
Depreciation	7,350	1%	6,843	1%	507	7%
Amortization	9,588	2%	9,796	2%	(208)	(2)%

Total costs and expenses	533,294	92%	528,504	90%	4,790	1%
Operating income	49,150	8%	55,982	10%	(6,832)	(12)%
Other expenses
Interest expense, net of interest income	10,265	2%	15,519	3%	(5,254)	(34)%

Total other expenses	10,265	2%	15,519	3%	(5,254)	(34)%
Income from operations before tax	38,885	6%	40,463	7%	(1,578)	(4)%
Income tax provision	14,487	2%	14,774	3%	(287)	(2)%

Net income	$24,398	4%	$25,689	4%	$(1,291)	(5)%

Total Revenues

Total revenues decreased by $2.0 million, or 0%, to $582.4 million for the year ended December 31, 2013 as compared to the prior year. This was due to lower ATM and Check Services revenues, partially offset by higher kiosk sales and an increase in Cash Advance revenues for the year ended December 31, 2013 as compared to the prior year.

Cash advance revenues increased by $3.6 million, or 2%, to $231.1 million for the year ended December 31, 2013 as compared to the prior year. This was primarily due to higher international cash advance revenues for the year ended December 31, 2013 as compared to the prior year.

ATM revenues decreased by $17.1 million, or 6%, to $286.0 million for the year ended December 31, 2013 as compared to the prior year. This was primarily due to lost business and lower transaction volume for the year ended December 31, 2013 as compared to the prior year.

Check services revenues decreased by $3.8 million, or 15%, to $21.6 million for the year ended December 31, 2013 as compared to the prior year. This was primarily due to lost business and a decrease in the number of check services transactions processed for the year ended December 31, 2013 as compared to the prior year.

Other revenues increased by $15.2 million, or 54%, to $43.7 million for the year ended December 31, 2013 as compared to the prior year. This was primarily due to increased kiosk sales for the year ended December 31, 2013 as compared to the prior year.

Costs and Expenses

Cost of revenues (exclusive of depreciation and amortization) increased by $3.7 million, or 1%, to $439.8 million for the year ended December 31, 2013 as compared to the prior year. This was primarily due to increased commissions paid to our customers for new and renewed cash access services as well as costs associated with the increase in kiosk sales.

Operating expenses increased by $0.8 million, or 1%, to $76.6 million for the year ended December 31, 2013 as compared to the prior year. This was primarily due to higher payroll and related expenses and occupancy related expenses, partially offset by a decrease in non-cash stock compensation expense for the year ended December 31, 2013 as compared to the prior year.

Depreciation expenses increased by $0.5 million, or 7%, to $7.4 million for the year ended December 31, 2013 as compared to the prior year. This was primarily due to higher charges as additional fixed assets were placed into service for the year ended December 31, 2013 as compared to the prior year.

Amortization expenses decreased by $0.2 million, or 2%, to $9.6 million for the year ended December 31, 2013 as compared to the prior year. This was primarily due to certain capitalized costs that were fully amortized for the year ended December 31, 2013 as compared to the prior year.

Primarily as a result of the factors described above, operating income decreased by $6.8 million, or 12%, to $49.2 million for the year ended December 31, 2013 as compared to the prior year. The operating margin decreased to 8% for the year ended December 31, 2013 from 10% for the prior year.

Interest expense, net of interest income, decreased by $5.3 million, or 34%, to $10.3 million for the year ended December 31, 2013 as compared to the prior year. This was primarily due to a $3.6 million reduction in interest charges due to the lower outstanding debt balance and an amendment to our credit facility in late May 2013, which reduced the interest rate from 7% to 4%; a $0.9 million reduction in interest charges related to a lower average outstanding balance on the vault cash supplied by Wells Fargo and a slightly lower average cash usage rate; and a decrease in the interest charge associated with the change in fair value of the interest rate cap of approximately $0.8 million.

Income tax expense decreased by $0.3 million, or 2%, to $14.5 million for the year ended December 31, 2013 as compared to the prior year. This was primarily due to the decrease in income from operations before income tax expense of $1.6 million. The provision for income tax reflected an effective income tax rate of 37.3% for the year ended December 31, 2013, which was greater than the statutory federal rate of 35.0% due in part to state taxes and the non-cash compensation expenses related to stock options. The provision for income tax reflected an effective income tax rate of 36.5% for the prior year, which was greater than the statutory federal rate of 35.0% due in part to state taxes and the non-cash compensation expenses related to stock options.

Primarily as a result of the foregoing, net income decreased by $1.3 million, or 5%, to $24.4 million for the year ended December 31, 2013 as compared to the prior year.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth the consolidated results of operations and percentages of total revenue (in thousands):

	December 31, 2012		December 31, 2011		December 31, 2012 vs 2011
	$	%	$	%	$ Variance	% Variance
Revenues
Cash advance	$227,517	39%	$203,869	37%	$23,648	12%
ATM	303,159	52%	283,727	52%	19,432	7%
Check services	25,401	4%	26,269	5%	(868)	(3)%
Other revenues	28,409	5%	30,198	6%	(1,789)	(6)%

Total revenues	584,486	100%	544,063	100%	40,423	7%
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	436,059	74%	419,606	77%	16,453	4%
Operating expenses	75,806	13%	69,517	13%	6,289	9%
Depreciation	6,843	1%	7,971	1%	(1,128)	(14)%
Amortization	9,796	2%	8,673	2%	1,123	13%

Total costs and expenses	528,504	90%	505,767	93%	22,737	4%
Operating income	55,982	10%	38,296	7%	17,686	46%
Other expenses
Interest expense, net of interest income	15,519	3%	18,638	3%	(3,119)	(17)%
Loss on early extinguishment of debt	—	0%	943	0%	(943)	(100)%

Total other expenses	15,519	3%	19,581	3%	(4,062)	(21)%
Income from operations before tax	40,463	7%	18,715	4%	21,748	116%
Income tax provision	14,774	3%	9,586	2%	5,188	54%

Net income	$25,689	4%	$9,129	2%	$16,560	181%

Total Revenues

Total revenues increased by $40.4 million, or 7%, to $584.5 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to revenues derived from the contracts acquired in the MCA asset acquisition for the year ended December 31, 2012 as compared to the prior year.

Cash advance revenues increased by $23.6 million, or 12%, to $227.5 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to the revenues derived from the contracts acquired in the MCA asset acquisition coupled with modest growth in our base business for the year ended December 31, 2012 as compared to the prior year.

ATM revenues increased by $19.4 million, or 7%, to $303.2 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to the growth in the revenues derived from the contracts acquired in the MCA asset purchase and an increase in surcharge revenues for the year ended December 31, 2012 as compared to the prior year. This was partially offset by the reduction in interchange reimbursement rates that were implemented by various card associations in the second quarter 2012 and lower transaction volume.

Check services revenues decreased by $0.9 million, or 3%, to $25.4 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to the decrease in the number of check services transactions by 0.2 million, or 5%, for the year ended December 31, 2012 as compared to the prior year.

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

Operating expenses increased by $6.3 million, or 9%, to $75.8 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to higher payroll and related expenses and ATM processing and direct costs related to the increased revenue from the MCA acquisition for the year ended December 31, 2012 as compared to the prior year.

Depreciation expenses decreased by $1.1 million, or 14%, to $6.8 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to lower charges as certain fixed assets were fully depreciated for the year ended December 31, 2012 as compared to the prior year.

Amortization expenses increased by $1.1 million, or 13%, to $9.8 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to the MCA acquisition and amortization of capitalized internal software costs for the year ended December 31, 2012 as compared to the prior year.

Primarily as a result of the factors described above, operating income increased by $17.7 million, or 46%, to $56.0 million for the year ended December 31, 2012 as compared to the prior year. The operating margin increased to 10% for the year ended December 31, 2012 from 7% for the prior year.

Interest expense, net of interest income, decreased by $4.1 million, or 21%, to $15.5 million for the year ended December 31, 2012 as compared to the prior year. The prior year figures included approximately $1.8 million that was associated with the debt refinancing in March of 2011, ($1.0 million loss on early extinguishment of debt and $0.8 million of defeasance costs related to the debt), and the remaining savings in 2012 came from a $3.5 million reduction in interest charges due to the lower outstanding debt balance. This decrease in interest expense was partially offset by a $0.3 million increase in interest charges related to a higher average outstanding balance on the vault cash supplied by Wells Fargo and a slightly higher average cash usage rate; and an interest charge associated with the change in fair value of the interest rate cap acquired in January 2012 of approximately $0.9 million.

Income tax expense was $14.8 million, an increase of $5.2 million, for the year ended December 31, 2012 as compared to the prior year. This was primarily due to the increase in income from operations before income tax expense of $21.7 million. The provision for income tax reflected an effective income tax rate of 36.5% for the year ended December 31, 2012, which was greater than the statutory federal rate of 35.0% primarily due to state taxes and the non-deductible, non-cash compensation expenses related to stock options. The provision for income tax reflected an effective income tax rate of 51.2% for the prior year, which was greater than the statutory federal rate of 35.0% primarily due to the negative impact by the expiration of certain equity awards to former officers, the re-valuation of our deferred tax assets due to a decrease in the effective state tax rate, the increase in the valuation allowance on state net operating loss carry forwards and an increase in the effect of stock options in proportion to lower pre-tax income amounts.

Primarily as a result of the foregoing, net income was $25.7 million, an increase of $16.6 million, or 181%, for the year ended December 31, 2012 as compared to the prior year.

Critical Accounting Policies

The preparation of our financial statements in conformity with United States Generally Accepted Accounting Principles ("GAAP") requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make the most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions. You should review the notes to our consolidated financial statements for a summary of these policies. We believe that our estimates and assumptions are reasonable, based upon information presently available; however, actual results may differ from these estimates under different assumptions or conditions.

Goodwill.    We had approximately $180.1 million in net unamortized goodwill on our consolidated balance sheets at December 31, 2013 resulting from our acquisitions of other businesses. We test for impairment annually on a reporting unit basis, as of October 1, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative Step 0 assessment based on reviewing relevant events and circumstances; or a quantitative Step 1 assessment using an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, we use the Step 2 assessment to determine the impairment. Our most recent annual assessment was performed as of October 1, 2013. It was determined that no impairment adjustment was necessary. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations.

Other Intangible Assets.    We have approximately $31.5 million in net unamortized other intangible assets on our consolidated balance sheet at December 31, 2013 that consist primarily of customer contracts (rights to provide cash access services to gaming establishment customers) acquired through business combinations and acquisitions, capitalized software development costs and the acquisition cost of our patent related to the 3-in-1 rollover technology acquired in 2005, which expires in 2018. Customer contracts require us to make renewal assumptions, which impact the estimated useful lives of such assets. Capitalized software development costs require us to make certain judgments as to the stages of development and costs eligible for capitalization. Capitalized software costs placed in service are amortized over their useful lives, generally not to exceed three years. Changes in our assumptions and judgments to these other intangible assets could significantly affect our results of operations. The annual evaluation of other intangible assets is predicated upon the fair value of our reporting units and compared to the other intangible asset carrying values, which requires the use of estimates about future operating results. Changes in forecasted operations can materially affect these estimates, which could significantly affect our results of operations.

Income Taxes.    We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. We account for income taxes in accordance with accounting guidance whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based upon differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. We also follow accounting guidance to account for uncertainty in income taxes as recognized in our consolidated financial statements. The effect on the income tax provision and deferred tax assets and liabilities for a change in rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date. We believe that it is more likely than not that we will be able to utilize our deferred tax assets. Therefore we have not provided material valuation allowances against our recorded deferred tax assets.

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

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows (in thousands):

				Increase/(Decrease)
	Year Ended December 31,
					2012 vs 2011
	2013	2012	2011	2013 vs 2012
Cash flow activities
Net cash provided by operating activities	$4,334	$157,488	$54,252	$(153,154)	$103,236
Net cash used in investing activities	(13,990)	(12,531)	(18,183)	(1,459)	5,652
Net cash used in financing activities	(29,183)	(46,783)	(41,227)	17,600	(5,556)
Effect of exchange rates on cash	73	(689)	57	762	(746)

Cash and cash equivalents
Net (decrease)/increase for the period	(38,766)	97,485	(5,101)	(136,251)	102,586
Balance, beginning of the period	153,020	55,535	60,636	97,485	(5,101)

Balance, end of the period	$114,254	$153,020	$55,535	$(38,766)	$97,485

Our principal source of liquidity is cash flows provided by operating activities, which were $4.3 million, $157.5 million and $54.3 million, for the years ended December 31, 2013, 2012 and 2011, respectively. Cash flows provided by operating activities decreased by $153.2 million for the year ended December 31, 2013 as compared to the prior year. This was primarily due to a decrease in working capital mostly associated with the timing of our settlement receivables and settlement liabilities based on the number of business days outstanding prior to the settlement of our cash access transactions at the end of each period for the year ended December 31, 2013 as compared to the prior year. Cash flows provided by operating activities increased by $103.2 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to an increase in working capital mostly associated with the timing of our settlement receivables and settlement liabilities based on the number of business days outstanding prior to the settlement of our cash access transactions at the end of each period and an increase in net income; partially offset by a decrease in non-cash expenses for the year ended December 31, 2012 as compared to the prior year.

Cash flows used in investing activities were $14.0 million, $12.5 million and $18.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cash flows used in investing activities increased by $1.5 million for the year ended December 31, 2013 as compared to the prior year. This was primarily due to proceeds from the sale of fixed assets in the prior year, an increase in capital expenditures for the current year ended December 31, 2013 and changes in restricted cash and cash equivalents. Cash flows used in investing activities decreased by $5.7 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to the acquisition of substantially all the assets of MCA Processing LLC with cash consideration in 2011, proceeds from the sale of fixed assets and changes in restricted cash and cash equivalents; partially offset by increased capital expenditures for the year ended December 31, 2012 as compared to the prior year.

Cash flows used in financing activities were $29.2 million, $46.8 million and $41.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cash flows used in financing activities decreased by $17.6 million for the year ended December 31, 2013 as compared to the prior year. This was primarily due to lower debt repayments and an increase in proceeds from the exercise of stock options; partially offset by purchases of treasury stock for the year ended December 31, 2013 as compared to the prior year. Cash flows used in financing activities increased by $5.6 million for the year ended December 31, 2012 as compared to the prior year. This was primarily due to increased debt repayments; partially offset by proceeds from the exercise of stock options for the year ended December 31, 2012 as compared to the prior year.

Borrowings

In March 2011, we refinanced all of our indebtedness outstanding under the Second Amended and Restated Credit Agreement (as described below) and repaid our obligations under the senior subordinated notes with proceeds from the Senior Credit Facility as described below.

Senior Credit Facility

We have a Credit Agreement ("the Credit Agreement") with certain lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Wells Fargo Securities, LLC, as Syndication Agent. The Credit Agreement provides for a $210.0 million term loan facility and a $35.0 million revolving credit facility (the "Senior Credit Facility"). The revolving credit facility includes provisions for the issuance of up to $10.0 million of letters of credit and up to $5.0 million in swing-line loans.

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

In May 2013, we entered into a second amendment to our Credit Agreement, dated March 1, 2011, among Deutsche Bank Trust Company Americas, as administrative agent and the various lenders who are a party thereto (the "Amended Credit Agreement"). The Amended Credit Agreement reduced the interest rate on borrowings under the term loan facility from LIBOR plus a margin of 5.5% (subject to a minimum LIBOR rate of 1.50%) to LIBOR plus a margin of 3.0% (subject to a minimum LIBOR rate of 1.0%). In addition, the original Credit Agreement provided for an increase option permitting us to arrange with existing and/or new lenders for them to provide up to an aggregate of $50.0 million in additional term loan commitments. The Amended Credit Agreement now provides for an increase option permitting us to arrange with existing and/or new lenders additional term loan and/or revolving credit facility loan amounts in excess of $50.0 million so long as our total leverage ratio after giving effect to such additional loan amount does not exceed 2.50:1.00 (as such leverage ratio is calculated and defined under the Amended Credit Agreement).

In September 2012, we entered into an amendment to our Credit Agreement. The amendment modifies certain financial covenants contained in the Credit Agreement with respect to our ability to make capital expenditures, dividends and stock repurchases. Specifically, we, together with our subsidiaries, may make an additional $15.0 million of capital expenditures, as such term is defined in the Credit Agreement, during the remainder of the term of the Credit Agreement, which amount is in addition to any other permitted capital expenditures under the Credit Agreement. In addition, the Credit Agreement provided that we could make certain dividends or stock repurchases if, among other things, our total leverage ratio (as calculated under the Credit Agreement) was less than 2.0 to 1. The amendment provides that we may now make certain dividends and stock repurchases if, among other things, our total leverage ratio is less than 2.5 to 1.

As of December 31, 2013, we had $103.0 million of outstanding indebtedness under the Senior Credit Facility, all of which was outstanding under the term loan facility.

The weighted average interest rate was 5.2% for the year ended December 31, 2013. We also had no amounts outstanding under our letter of credit sub facility that is part of our revolving credit facility as of December 31, 2013. The Senior Credit Facility is unconditionally guaranteed by Holdings and each direct and indirect domestic subsidiary of GCA. All amounts owing under the Senior Credit Facility are secured by a first priority perfected security interest in all stock (but only 65% of the stock of foreign subsidiaries), other equity interests and promissory notes owned by us and a first priority perfected security interest in all other tangible and intangible assets owned by us and our guarantors.

The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. As of December 31, 2013, we were in compliance with the required covenants. The significant financial covenants are:

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

Interest Rate Cap

In conjunction with the terms and conditions of the Senior Credit Facility, we purchased a $150.0 million notional amount interest rate cap with an effective date of January 5, 2012 and a term of three years. we purchased this interest rate cap to partially reduce our exposure to increases in the London Interbank Offer Rate ("LIBOR') above 1.5% during the term of the interest rate cap with respect to our variable rate debt obligations under the Senior Credit Facility and our obligations under the Contract Cash Solutions Agreement with Wells Fargo. This interest rate cap is recorded in other assets in our consolidated balance sheets, and is marked-to-market based on a quoted market price with the effects offset in our consolidated statements of income and comprehensive income. The interest rate cap carrying value and fair value approximate each other and these values are insignificant as of December 31, 2013.

Contractual Obligations

The following is a summary of our contractual cash obligations (in thousands):

	At December 31, 2013
	Total	2014	2015	2016	2017	2018	Thereafter
Contractual Obligations
New senior credit facility	$103,000	$1,030	$1,030	$100,940	$—	$—	$—
Estimated interest obligations(1)	9,302	4,173	4,120	1,009	—	—	—
Operating lease obligations	10,619	1,252	1,115	1,107	1,091	1,381	4,673
Purchase obligations(2)	12,293	4,381	3,576	2,386	1,450	250	250

Total contractual obligations(3)	$135,214	$10,836	$9,841	$105,442	$2,541	$1,631	$4,923

(1)
Estimated interest payments were computed using the interest rate in effect at December 31, 2013 multiplied by the principal balance outstanding after scheduled principal amortization payments. For the Senior Credit Facility the rate assumed was 4.0%.

(2)
Included in purchase obligations are minimum transaction processing services from various third-party processors that we use.

(3)
The required principal payments under the Senior Credit Facility are one quarter of 1% and may also require an excess cash flow payment that is based on full year end earnings and our leverage ratio in effect at that time. The above table does not reflect any amounts related to excess cash flow payments.

Deferred Tax Asset

At December 31, 2013, we had a net deferred income tax asset of $91.0 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic statutory tax rate of 36.4%, this results in tax payments being approximately $19.0 million less than the annual provision for income taxes shown on the income statement for financial accounting purposes, or the amount of the annual provision, if less. There is an expected aggregate of $101.5 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations. We believe that it is more likely than not that we will be able to utilize our deferred tax asset. However, the utilization of this tax asset is subject to many factors including our earnings, a change of control of the Company and future earnings.

Other Liquidity Needs and Resources

Our Contract Cash Solutions Agreement with Wells Fargo allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. As the cash is never an asset of ours, supplied cash is not reflected on our balance sheet.

In June 2012, we and Wells Fargo amended the Contract Cash Solutions Agreement to increase the maximum amount of cash to be provided to us from $400.0 million to $500.0 million, and the initial term of the Contract Cash Solutions Agreement was extended from November 30, 2013 until November 30, 2014; however, in November 2013, we entered into an amendment to the Contract Cash Solutions Agreement to extend the term one year until November 30, 2015.

The outstanding balances of ATM cash utilized by us from Wells Fargo were $427.1 million and $360.4 million as of December 31, 2013 and 2012, respectively.

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

The cash usage fees incurred by us, reflected as interest expense within the consolidated statements of income and comprehensive income, were $2.2 million, $3.1 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We are responsible for any losses of cash in the ATMs under our agreement with Wells Fargo and we self-insure for this risk. We incurred no material losses related to this self-insurance for the years ended December 31, 2013 and 2012.

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

Off-Balance Sheet Arrangements

Wells Fargo Contract Cash Solutions Agreement.    We obtain currency to meet the normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement with Wells Fargo. Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. Because it is never an asset of ours, supplied cash is not reflected on our balance sheet. At December 31, 2013, the total currency obtained from Wells Fargo pursuant to this agreement was $427.1 million. Since Wells Fargo obtains an interest in our settlement receivables, there is no liability corresponding to the supplied cash reflected on our balance sheet. The fees that we pay to Wells Fargo for cash usage pursuant to this agreement are reflected as interest expense in our financial statements. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR. We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. As of December 31, 2013, the currency supplied by Wells Fargo was $427.1 million. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $4.3 million impact on income before taxes over a 12-month period. Foreign gaming establishments' supply the currency needs for the ATMs located on their premises.

Our Credit Facility bears interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate or based on LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. The weighted average interest rate was 5.2% for the year ended December 31, 2013. Based upon the outstanding balance on the Credit Facility of $103.0 million as of December 31, 2013, each 1% increase in the applicable LIBOR would have a $1.0 million impact on interest expense over a 12-month period.

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
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Global Cash Access Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Cash Access Holdings, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Las Vegas, NV
March 11, 2014

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except earnings per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues	$582,444	$584,486	$544,063
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	439,794	436,059	419,606
Operating expenses	76,562	75,806	69,517
Depreciation	7,350	6,843	7,971
Amortization	9,588	9,796	8,673

Total costs and expenses	533,294	528,504	505,767
Operating income	49,150	55,982	38,296
Other expenses
Interest expense, net of interest income	10,265	15,519	18,638
Loss on early extinguishment of debt	—	—	943

Total other expenses	10,265	15,519	19,581
Income from operations before tax	38,885	40,463	18,715
Income tax provision	14,487	14,774	9,586

Net income	24,398	25,689	9,129
Foreign currency translation	269	218	(247)

Comprehensive income	$24,667	$25,907	$8,882

Earnings per share
Basic	$0.37	$0.39	$0.14

Diluted	$0.36	$0.38	$0.14

Weighted average common shares outstanding
Basic	66,014	65,933	64,673

Diluted	67,205	67,337	64,859

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	At December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$114,254	$153,020
Restricted cash and cash equivalents	290	200
Settlement receivables	38,265	29,484
Other receivables, net of allowances for doubtful accounts of $2.8 million and $6.9 million, respectively	16,962	11,571
Inventory	9,413	7,126
Prepaid expenses and other assets	26,770	18,254
Property, equipment and leasehold improvements, net	18,710	15,441
Goodwill	180,084	180,141
Other intangible assets, net	31,535	33,994
Deferred income taxes, net	91,044	104,664

Total assets	$527,327	$553,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Settlement liabilities	$145,022	$182,446
Accounts payable and accrued expenses	60,701	51,190
Borrowings	103,000	121,500

Total liabilities	308,723	355,136

Commitments and Contingencies (Note 9)
Stockholders' Equity
Common stock, $0.001 par value, 500,000 shares authorized and 89,233 and 87,545 shares issued at December 31, 2013 and December 31, 2012, respectively	89	87
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	231,516	217,990
Retained earnings	148,012	123,614
Accumulated other comprehensive income	2,827	2,558
Treasury stock, at cost, 23,303 and 20,724 shares at December 31, 2013 and December 31, 2012, respectively	(163,840)	(145,490)

Total stockholders' equity	218,604	198,759

Total liabilities and stockholders' equity	$527,327	$553,895

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$24,398	$25,689	$9,129
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,350	6,843	7,971
Amortization of intangibles	9,588	9,796	8,673
Amortization of financing costs	1,793	1,485	1,343
Loss on sale or disposal of assets	178	95	991
Provision for bad debts	7,874	5,182	5,959
Loss on early extinguishment of debt	—	—	943
Stock-based compensation	5,078	6,655	6,809
Changes in operating assets and liabilities:
Settlement receivables	(8,793)	50,823	(69,881)
Other receivables, net	(13,335)	1,196	(8,125)
Inventory	(2,286)	134	(3,146)
Prepaid and other assets	(9,482)	(3,425)	(2,323)
Deferred income taxes	13,643	14,376	9,252
Settlement liabilities	(37,200)	40,530	82,125
Accounts payable and accrued expenses	5,528	(1,891)	4,532

Net cash provided by operating activities	4,334	157,488	54,252

Cash flows from investing activities
Acquisitions, net of cash acquired	—	—	(10,763)
Capital expenditures	(13,986)	(13,654)	(7,420)
Proceeds from sale of fixed assets	86	868	—
Changes in restricted cash and cash equivalents	(90)	255	—

Net cash used in investing activities	(13,990)	(12,531)	(18,183)

Cash flows from financing activities
Repayments against prior credit facility	—	—	(208,750)
Securing of credit facility	—	—	214,000
Issuance costs of amended credit facility	(764)	(676)	(7,099)
Repayments against credit facility	(18,500)	(52,500)	(40,000)
Proceeds from exercise of stock options	8,431	6,655	812
Purchase of treasury stock	(18,350)	(262)	(190)

Net cash used in financing activities	(29,183)	(46,783)	(41,227)

Effect of exchange rates on cash	73	(689)	57

Cash and cash equivalents
Net (decrease)/increase for the period	(38,766)	97,485	(5,101)
Balance, beginning of the period	153,020	55,535	60,636

Balance, end of the period	$114,254	$153,020	$55,535

Supplemental cash flow disclosures
Cash paid for interest	$8,634	$15,494	$19,166
Cash paid for income tax, net of refunds	$711	$665	$366
Non-cash tenant improvements paid by landlord	$2,930	$—	$—
Accrued and unpaid capital expenditures	$1,073	$—	$—

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock— Series A
					Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total Equity
Balance, December 31, 2010	85,006	$85	$197,048	$88,796	$2,587	$(145,038)	$143,478

Net income	—	—	—	9,129	—	—	9,129
Foreign currency translation	—	—	—	—	(247)	—	(247)
Stock-based compensation expense	—	—	6,809	—	—	—	6,809
Exercise of options	399	1	878	—	—	—	879
Restricted share vesting withholdings	—	—	—	—	—	(190)	(190)
Restricted shares vested	246	—	—	—	—	—	—

Balance, December 31, 2011	85,651	86	204,735	97,925	2,340	(145,228)	159,858

Net income	—	—	—	25,689	—	—	25,689
Foreign currency translation	—	—	—	—	218	—	218
Stock-based compensation expense	—	—	6,655	—	—	—	6,655
Exercise of options	1,726	1	6,600	—	—	—	6,601
Restricted share vesting withholdings	—	—	—	—	—	(262)	(262)
Restricted shares vested	168	—	—	—	—	—	—

Balance, December 31, 2012	87,545	87	217,990	123,614	2,558	(145,490)	198,759

Net income	—	—	—	24,398	—	—	24,398
Foreign currency translation	—	—	—	—	269	—	269
Stock-based compensation expense	—	—	5,078	—	—	—	5,078
Exercise of options	1,618	2	8,448	—	—	—	8,450
Treasury share repurchases	—	—	—	—	—	(18,241)	(18,241)
Restricted share vesting withholdings	—	—	—	—	—	(109)	(109)
Restricted shares vested	70	—	—	—	—	—	—

Balance, December 31, 2013	89,233	$89	$231,516	$148,012	$2,827	$(163,840)	$218,604

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

We are a global provider of cash access services and related equipment and services to the gaming industry. Our products and services: (a) provide gaming establishment patrons access to cash through a variety of methods, including Automated Teller Machine ("ATM") cash withdrawals, credit card cash access transactions, point-of-sale ("POS") debit card transactions, check verification and warranty services and money transfers; (b) provide cash access devices and related services, such as slot machine ticket redemption and jackpot kiosks to the gaming industry; (c) provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments; and (d) provide online payment processing solutions for gaming operators in states that offer intra-state, Internet-based gaming and lottery activities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all balances on deposit in banks and financial institutions. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and cash equivalents. Such balances generally exceed the federal insurance limits. However, we periodically evaluate the creditworthiness of these institutions to minimize risk.

Restricted Cash and Cash Equivalents

As part of our Internet cash access activity, we hold deposits on behalf of lottery patrons. These funds can be utilized by lottery patrons for the purchase of lottery tickets. We reflect this cash as restricted cash and maintain a liability for these funds in accounts payable and accrued expenses. In addition, we have a sponsorship agreement that requires us to maintain a minimum deposit as collateral for any potential chargeback loss activity occurring as a result of the sponsorship arrangement. All interest received on this deposit is recorded to restricted cash and cash equivalents. The total balance of restricted cash and cash equivalents was $0.3 million and $0.2 million, at December 31, 2013 and 2012, respectively.

ATM Funding Agreements

We obtain all of the cash required to operate our ATMs through various ATM Funding Agreements. Some gaming establishments provide the cash utilized within the ATM ("Site-Funded"). The Site-Funded receivables generated for the amount of cash dispensed from transactions performed at our ATMs are owned by us and we are liable to the gaming establishment for the face amount of the cash dispensed. In the consolidated balance sheets, the amount of the receivable for transactions processed on these ATM transactions is included within settlement receivables and the amount due to the gaming establishment for the face amount of dispensing transactions is included within settlement liabilities.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the Non-Site-Funded locations, our Contract Cash Solutions Agreement with Wells Fargo allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. As the cash is never an asset of ours, supplied cash is not reflected on our balance sheet. We are charged a cash usage fee for the cash used in these ATMs, which is included as interest expense in the consolidated statements of income and comprehensive income. We recognize the fees as interest expense due to the similar operational characteristics to a revolving line of credit, the fact that the fees are calculated on a financial index and the fees are paid for access to a capital resource.

Settlement Receivables and Settlement Liabilities

In the credit card cash access and POS debit card cash access transactions provided by us, the gaming establishment is reimbursed for the cash disbursed to gaming patrons, in most instances, through the issuance of a negotiable instrument, and, in some instances, through electronic settlement. We receive reimbursement from the patron's credit or debit card issuer for the transaction in an amount equal to the amount owing to the gaming establishment plus the fee charged to the patron. This reimbursement is included within the settlement receivables on the consolidated balance sheets. The amounts owed to gaming establishments are included within settlement liabilities on the consolidated balance sheets.

Warranty Receivables

If a gaming establishment chooses to have a check warranted, it sends a request to our third party check warranty service provider, asking whether it would be willing to accept the risk of cashing the check. If the check warranty provider accepts the risk and warrants the check, the gaming establishment negotiates the patron's check by providing cash for the face amount of the check. If the check is dishonored by the patron's bank upon presentment, the gaming establishment invokes the warranty, and the check warranty service provider purchases the check from the gaming establishment for the full check amount and then pursues collection activities on its own. In our Central Credit Check Warranty product under our agreement with the third party service provider, we receive all of the check warranty revenue. We are exposed to risk for the losses associated with any warranted items that cannot be collected from patrons issuing the items. Warranty receivables are defined as any amounts paid by the third party check warranty service provider to gaming establishments to purchase dishonored checks. Additionally, we pay a fee to the third party check warranty service provider for its services.

The warranty receivables amount is recorded in other receivables, net on our consolidated balance sheets. On a monthly basis, the Company evaluates the collectability of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) on our consolidated statements of income and comprehensive income.

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

Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statements of income and comprehensive income.

Property, equipment and leasehold improvements are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset's carrying value. There was no impairment for any of our property, equipment, or leasehold improvements for the years ended December 31, 2013, 2012 and 2011.

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations.

We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative Step 0 assessment based on reviewing relevant events and circumstances; or a quantitative Step 1 assessment, which determines the fair value of the reporting unit, using an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, we use the Step 2 assessment to determine the impairment.

Other Intangible Assets

Other intangible assets consist primarily of customer contracts (rights to provide cash access services to gaming establishment customers) acquired through business combinations and acquisitions, capitalized software development costs and the acquisition cost of our patent related to the 3-in-1 rollover technology acquired in 2005. Customer contracts require us to make renewal assumptions, which impact the estimated useful lives of such assets. Capitalized software development costs require us to make certain judgments as to the stages of development and costs eligible for capitalization. Capitalized software costs placed in service are amortized over their useful lives, generally not to exceed three years. The acquisition cost of the 3-in-1 rollover patent is being amortized over the term of the patent, which expires in 2018. Other intangible assets are reviewed annually for impairment based on the fair value of our reporting units as compared to the carrying amounts, or whenever events or circumstances indicate that the carrying amounts may not be recoverable. This assessment requires the use of estimates about future operating results.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations.

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

Interest Rate Cap

In conjunction with the terms and conditions of the Senior Credit Facility, as described in Note 8, we purchased a $150.0 million notional amount interest rate cap with an effective date of January 5, 2012 and a term of three years. We purchased this interest rate cap to partially reduce our exposure to increases in the London Interbank Offer Rate ("LIBOR") above 1.5% during the term of the interest rate cap with respect to our variable rate debt obligations under the Senior Credit Facility and our obligations under the Contract Cash Solutions Agreement with Wells Fargo. This interest rate cap is recorded in other assets in our consolidated balance sheets, and is marked-to-market based on a quoted market price with the effects offset in the statements of income and comprehensive income. The interest rate cap carrying value and fair value approximate each other and these values are insignificant as of December 31, 2013.

The following table presents the fair value and carrying value of GCA's borrowings (amounts in thousands):

	Level of Hierarchy(*)	Fair Value	Carrying Value
December 31, 2013
Senior credit facility	2	$104,030	$103,000
December 31, 2012
Senior credit facility	2	$122,715	$121,500

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

  Revenue Recognition

  We recognize revenue when evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. We evaluate our revenue streams for proper timing of revenue recognition. Revenue is recognized as products are delivered and or services are performed.

  Cost of Revenues (exclusive of depreciation and amortization)

  The cost of revenues (exclusive of depreciation and amortization) represents the direct costs required to perform revenue generating transactions. The principal costs included within cost of revenues (exclusive of depreciation and amortization) are commissions paid to gaming establishments, interchange fees paid to credit and debit card networks, transaction processing fees to our transaction processor, inventory costs associated with the sale of our kiosks and check cashing warranties.

  Advertising, Marketing and Promotional Costs

  We expense advertising, marketing and promotional costs as incurred. Total advertising, marketing and promotional costs, included in operating expenses in the consolidated statements of income and comprehensive income, were $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

  Income Taxes

  Income tax expense includes U.S. and international income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Since it is management's practice and intent to reinvest the earnings in the international operations of our foreign subsidiaries, U.S. federal income taxes have not been provided on the undistributed earnings of any foreign subsidiaries except for GCA Macau. Some items of income and expense are not reported in tax returns and the consolidated financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.

  Foreign Currency Translation

  Foreign currency denominated assets and liabilities for those foreign entities for which the local currency is the functional currency are translated into U.S. dollars based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations are included as a component of other comprehensive income on the consolidated statements of income and comprehensive income. Translation

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  adjustments on intercompany balances of a long-term investment nature are recorded as a component of accumulated other comprehensive income on our consolidated balance sheets.

  Use of Estimates

  We have made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. The actual results may differ from these estimates. These accounting estimates incorporated into the consolidated financial statements include, but are not limited to:

•
the estimated reserve for warranty expense associated with our check warranty receivables;

•
the valuation and recognition of share-based compensation;

•
the valuation allowance on our deferred income tax assets;

•
the estimated cash flows in assessing the recoverability of long-lived assets;

•
the budgets for future performance, weighted average cost of capital ("WACC") and growth rates as well as other factors used in our annual goodwill and other intangible assets impairment evaluations;

•
the renewal assumptions used for customer contracts to estimate the useful lives of such assets; and

•
the judgments used to determine the stages of development and costs eligible for capitalization as internally developed software.

Earnings Applicable to Common Stock

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of potential common stock resulting from assumed stock option exercises and vesting of restricted stock.

Share-Based Compensation

Share-based payment awards result in a cost that is measured at fair value on the award's grant date. Stock options expected to be exercised and restricted stock expected to be vested currently and in future periods are measured at grant date fair value using the Black-Scholes model with the expense associated with these awards being recognized on the straight-line basis over the awards' vesting period. Forfeitures are estimated at the time of grant, with such estimate updated periodically and with actual forfeitures recognized currently to the extent they differ from the estimates.

3. ATM FUNDING AGREEMENTS

Wells Fargo Contract Cash Solutions Agreement

Our Contract Cash Solutions Agreement with Wells Fargo allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. As the cash is never an asset of ours, supplied cash is not reflected on our balance sheet.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ATM FUNDING AGREEMENTS (Continued)

In June 2012, we amended the Contract Cash Solutions Agreement with Wells Fargo to increase the maximum amount of cash to be provided to us from $400.0 million to $500.0 million, and the initial term of the Contract Cash Solutions Agreement has been extended from November 30, 2013 until November 30, 2015.

The outstanding balances of ATM cash utilized by us from Wells Fargo were $427.1 million and $360.4 million as of December 31, 2013 and 2012, respectively.

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

Cash usage fees, reflected as interest expense within the consolidated statements of income and comprehensive income, were $2.2 million, $3.1 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We are responsible for any losses of cash in the ATMs under our agreement with Wells Fargo and we self-insure for this risk. We incurred no material losses related to this self-insurance for the years ended December 31, 2013 and 2012.

Site-Funded ATMs

We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities in the accompanying consolidated balance sheets and was $68.9 million and $107.5 million as of December 31, 2013 and 2012, respectively.

4. WARRANTY RESERVES

The warranty receivables amount is recorded in other receivables, net on the consolidated balance sheets. On a monthly basis, we evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the consolidated statements of income and comprehensive income.

A summary activity of the reserve for warranty losses is as follows (in thousands):

Amount
Balance, December 31, 2011	$6,756
Warranty expense provision	5,226
Charge offs against reserve	(5,074)

Balance, December 31, 2012	6,908
Warranty expense provision	7,874
Charge offs against reserve	(12,005)

Balance, December 31, 2013	$2,777

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS

We account for business combinations in accordance with the accounting standards, which require that the assets acquired and liabilities assumed be recorded at their estimated fair values.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following (amounts in thousands):

		At December 31,
	Useful Life (years)
		2013	2012
Cash advance equipment	3	$3,178	$3,461
ATM equipment	5	28,394	29,512
Office, computer and other equipment	3	11,729	8,562
Leasehold and building improvements	Lease Term	6,362	4,308

Sub-total		49,663	45,843
Less: accumulated depreciation		(30,953)	(30,402)

Total		$18,710	$15,441

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Cash Advance	ATM	Check Services	Other	Total
Goodwill
Balance, December 31, 2011	$100,918	$33,051	$23,281	$22,872	$180,122
Foreign translation adjustment	19	—	—	—	19

Balance, December 31, 2012	$100,937	$33,051	$23,281	$22,872	$180,141

Foreign translation adjustment	(57)	—	—	—	(57)

Balance, December 31, 2013	$100,880	$33,051	$23,281	$22,872	$180,084

In accordance with ASC 350, we test goodwill at the reporting unit level, which in certain cases may be a component of an operating segment, for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We do not believe that any of our goodwill was impaired as of December 31, 2013 based upon the results of our impairment testing.

Goodwill Testing

In performing the annual goodwill impairment test for 2013, we utilized the qualitative assessment approach, commonly known as the Step 0 approach, prescribed under Accounting Standards Codification ("ASC") 350 as amended by Accounting Standards Update ("ASU") No. 2011-08. We assessed certain applicable qualitative factors to determine whether it was more likely than not that the fair value of our reporting units was less than the total assets carrying amounts. In evaluating whether it was more likely than not that the fair value of our reporting units was less than the total assets carrying amounts, we

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

assessed relevant events and circumstances: (a) Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets; (b) Industry and market considerations such as a deterioration in the environment in which we operate, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for our products or services, or a regulatory or political development; (c) Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows; (d) Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (e) Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation; (f) Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit; and (g) If applicable, a sustained decrease in share price (considered in both absolute terms and relative to peers).

The Step 0 assessment as of October 1, 2013 was also based on our estimation of the implied fair value of the reporting units as of October 1, 2011 (the most recent valuation date). In performing the annual impairment test for 2011, we utilized the two-step approach prescribed under ASC 350. The first step required a comparison of the carrying amount of each reporting unit to its estimated fair value. To estimate the fair value of our reporting units for Step 1, we used a combination of the income and the market approaches.

The income approach is based on a discounted cash flow analysis ("DCF"). This method involves estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value, using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent budget and for years beyond the budget. Our budgets are based on estimated future growth rates. We believe our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital, or WACC, of market participants relative to each respective reporting unit. Key assumptions used in estimating fair value under the discounted cash flow approach included a discount rate of 12.5%, projected compound average revenue growth rates of 2.0% to 3.0% and terminal value growth rates of 2.0%. The discounted cash flow analyses for our reporting units included estimated future cash inflows from operations and estimated future cash outflows for capital expenditures.

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

After assessing the totality of events and circumstances for 2013, such as those described in the preceding paragraphs, we determined that it was more likely than not that the fair value of our reporting units exceeded the total assets carrying amounts; and therefore, the first and second steps of the goodwill impairment test were determined to be unnecessary. We conducted our annual impairment test for our reporting units at the beginning of our fourth fiscal quarter 2013 and no impairment was identified.

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

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

		At December 31,
	Useful Life (years)
		2013	2012
Intangible assets
Computer software	Up to 3 Years	$26,386	$26,007
Patents and trademarks	17	11,223	11,149
Customer contracts	7 - 14	39,142	39,142
Non-compete agreements	3	1,200	1,200

Gross carrying amount		77,951	77,498
Less: accumulated amortization		(46,416)	(43,504)

Net carrying amount		$31,535	$33,994

Amortization expense related to these intangibles totaled approximately $9.6 million, $9.8 million and $8.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. We capitalized $5.1 million, $0.7 million and $0.2 million of development costs for the years ended December 31, 2013, 2012 and 2011, respectively.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The total net book value of amortizable intangible assets was approximately $31.5 million at December 31, 2013. The anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in thousands):

Amount
2014	$9,867
2015	9,404
2016	7,944
2017	2,791
2018	550
Thereafter	979

Total	$31,535

8. BORROWINGS

In March 2011, we refinanced all of our indebtedness outstanding under the Second Amended and Restated Credit Agreement (as described below) and repaid our obligations under the senior subordinated notes with proceeds from the Senior Credit Facility as described below.

Senior Credit Facility

We have a Credit Agreement ("the Credit Agreement") with certain lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Wells Fargo Securities, LLC, as Syndication Agent. The Credit Agreement provides for a $210.0 million term loan facility and a $35.0 million revolving credit facility (the "Senior Credit Facility"). The revolving credit facility includes provisions for the issuance of up to $10.0 million of letters of credit and up to $5.0 million in swing-line loans. The term loan requires principal repayments of one quarter of 1% of the aggregate initial principal amount of term loans, adjusted for any non-mandatory prepayments per quarter, as well as annual mandatory prepayment provisions based on an excess cash flow sweep equal to a fixed percentage of excess cash flow (as defined in the Credit Agreement). The remaining principal is due on the maturity date, March 1, 2016. The Credit Agreement contains mandatory prepayment provisions which, under certain circumstances, such as asset or equity sales, obligate us to apply defined portions of our cash flow to prepayment of the Senior Credit Facility.

In May 2013, we entered into a second amendment to our Credit Agreement, dated March 1, 2011, among Deutsche Bank Trust Company Americas, as administrative agent and the various lenders who are a party thereto (the "Amended Credit Agreement"). The Amended Credit Agreement reduced the interest rate on borrowings under the term loan facility from LIBOR plus a margin of 5.5% (subject to a minimum LIBOR rate of 1.50%) to LIBOR plus a margin of 3.0% (subject to a minimum LIBOR rate of 1.0%). In addition, the original Credit Agreement provided for an increase option permitting us to arrange with existing and/or new lenders for them to provide up to an aggregate of $50.0 million in additional term loan commitments. The Amended Credit Agreement now provides for an increase option permitting us to arrange with existing and/or new lenders additional term loan and/or revolving credit facility loan amounts in excess of $50.0 million so long as our total leverage ratio after giving effect to such additional loan amount does not exceed 2.50:1.00 (as such leverage ratio is calculated and defined under the Amended Credit Agreement).

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. BORROWINGS (Continued)

In September 2012, we entered into a first amendment to our Credit Agreement. The amendment modified certain financial covenants contained in the Credit Agreement with respect to our ability to make capital expenditures, dividends and stock repurchases. Specifically, we, together with our subsidiaries, may make an additional $15.0 million of capital expenditures, as such term is defined in the Credit Agreement, during the remainder of the term of the Credit Agreement, which amount is in addition to any other permitted capital expenditures under the Credit Agreement. In addition, the Credit Agreement provided that we could make certain dividends or stock repurchases if, among other things, our total leverage ratio (as calculated under the Credit Agreement) was less than 2.0 to 1. The amendment provides that we may now make certain dividends and stock repurchases if, among other things, our total leverage ratio is less than 2.5 to 1.

As of December 31, 2013, we had $103.0 million of outstanding indebtedness under the Senior Credit Facility, all of which was outstanding under the term loan facility.

The weighted average interest rate was 5.2% for the year ended December 31, 2013. We also had no amounts outstanding under our letter of credit sub facility that is part of our revolving credit facility as of December 31, 2013. The Senior Credit Facility is unconditionally guaranteed by Holdings and each direct and indirect domestic subsidiary of GCA. All amounts owing under the Senior Credit Facility are secured by a first priority perfected security interest in all stock (but only 65% of the stock of foreign subsidiaries), other equity interests and promissory notes owned by us and a first priority perfected security interest in all other tangible and intangible assets owned by us and our guarantors.

The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. As of December 31, 2013, we were in compliance with the required covenants.

Principal Repayments

The maturities of our borrowings at December 31, 2013 (excluding excess cash flow payments) are as follows (in thousands):

Amount
2014	$1,030
2015	1,030
2016	100,940
2017	—

Total	$103,000

Interest Rate Cap

In conjunction with the terms and conditions of the Senior Credit Facility, we purchased a $150.0 million notional amount interest rate cap with an effective date of January 5, 2012 and a term of three years. We purchased this interest rate cap to partially reduce our exposure to increases in the London Interbank Offer Rate ("LIBOR') above 1.5% during the term of the interest rate cap with respect to our variable rate debt obligations under the Senior Credit Facility and our obligations under the Contract Cash Solutions Agreement with Wells Fargo. This interest rate cap is recorded in other assets in the balance sheet, and is marked-to-market based on a quoted market price with the effects offset in our consolidated statements of income and comprehensive income. The interest rate cap carrying value and fair value approximate each other and these values are insignificant as of December 31, 2013.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES

Lease Obligations

We lease office facilities and operating equipment under cancelable and non-cancelable agreements. Total rent expense was approximately $1.8 million, $0.7 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In October 2012, we entered into a long-term lease agreement related to office space for our new corporate headquarters located in Las Vegas, Nevada, which we occupied in the first half of 2013.

As of December 31, 2013, the minimum aggregate rental commitment under all non-cancelable operating leases were as follows (in thousands):

Amount
2014	$1,252
2015	1,115
2016	1,107
2017	1,091
2018	1,381
Thereafter	4,672

Total	$10,618

Litigation Claims and Assessments

We are subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

10. SHAREHOLDERS' EQUITY

Preferred Stock.    Our amended and restated certificate of incorporation allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2013, we had no shares of preferred stock outstanding.

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

stock is fully paid and non-assessable. As of December 31, 2013, we had 89,233,374 shares of common stock issued.

Common Stock Repurchase Program.    Our current share repurchase program grants us the authority to repurchase up to $40.0 million of our outstanding common stock over a two year period, which commenced in the first quarter of 2013. We have repurchased approximately 2.6 million shares of common stock for cash of $18.2 million under the share repurchase program for the year ended December 31, 2013. We did not have any common stock repurchases under the program for the year ended December 31, 2012. We completed the share repurchases with cash on hand and we intend to continue to use cash on hand for these share repurchases. The repurchase program authorizes us to buy our common stock from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The share repurchase program is subject to prevailing market conditions and other considerations and may be suspended or discontinued at any time.

Treasury Stock.    In addition to open market purchases of common stock authorized under the Common Stock Repurchase Program, employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 14,901 and 38,331 shares of common stock at an aggregate purchase price of $0.1 million and $0.3 million, for the years ended December 31, 2013 and 2012, respectively, to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.

The following table provides the treasury stock activity that occurred in 2013 (number of shares and cost in thousands):

	Total Number of Shares Purchased or Withheld (in thousands)	Average Price Purchased or Withheld (per share)	Cost of Shares Purchased or Withheld (in thousands)
Outstanding, December 31, 2012	20,724	$7.02	$145,490
Shares repurchased under current plan	2,564	$7.11	18,241
Shares withheld from restricted stock vesting	15	$7.27	109

Outstanding, December 31, 2013	23,303	$7.03	$163,840

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	At December 31,
	2013	2012	2011
Weighted average number of common shares outstanding—basic	66,014	65,933	64,673
Potential dilution from equity grants(1)	1,191	1,404	186

Weighted average number of common shares outstanding—diluted	67,205	67,337	64,859

(1)
The potential dilution excludes the weighted average effect of stock options to acquire 5.9 million, 5.1 million and 8.1 million of our common stock at December 31, 2013, 2012 and 2011, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

12. SHARE-BASED COMPENSATION

Equity Incentive Awards

In January 2005, we adopted the 2005 Stock Incentive Plan (the "2005 Plan") to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and thus to promote the success of our business. The 2005 Plan is administered by the Board of Directors but may be administered by our Compensation Committee. The administrator of the 2005 Plan has the authority to select individuals who are to receive options or other equity incentive awards under the 2005 Plan and to specify the terms and conditions of grants of options or other equity incentive awards, the vesting provisions, the term and the exercise price.

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED COMPENSATION (Continued)

A summary of award activity under the 2005 Plan is as follows (in thousands):

	Stock Options Granted	Restricted Stock Granted	Equity Awards Available for Grant
Outstanding, December 31, 2012	9,449	111	2,629

Additional authorized shares	—	—	3,174
Granted	1,230	370	(1,600)
Exercised options or vested shares	(1,618)	(70)	—
Canceled or forfeited	(189)	(7)	196

Outstanding, December 31, 2013	8,872	404	4,399

We have reserved 21,353,584 shares of common stock for the grant of stock options and other equity incentive awards under the 2005 Plan as of December 31, 2013. On the first business day of each fiscal year beginning with the fiscal year commencing on January 1, 2006, annual increases will be added to the 2005 Plan equal to 3% of all outstanding shares of our common stock immediately prior to such increase, or a lesser amount determined by our Board of Directors. We increased the shares under the 2005 Plan by 3.2 million shares during the years ended December 31, 2013 and 2012.

Stock Options

The fair value of options was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1%	1%	2%
Expected life of options (in years)	4	6	6
Expected volatility	61%	62%	63%
Expected dividend yield	0%	0%	0%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility for options granted in 2013 is based upon our historical volatility. The expected dividend yield is based on our historical practice of not paying dividends.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED COMPENSATION (Continued)

The following tables summarize additional information regarding the options that have been granted under the 2005 Plan:

	Number of Common Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Life Remaining (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2012	9,449	$7.19	6.4	$16,626

Granted	1,230	7.07
Exercised	(1,618)	5.22
Canceled or forfeited	(189)	7.09

Outstanding, December 31, 2013	8,872	$7.54	5.9	$27,301

Vested and expected to vest, December 31, 2013	8,448	$7.62	5.8	$25,538

Exercisable, December 31, 2013	6,160	$8.23	4.8	$16,370

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding (000's)	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Prices	Number Exercisable (000's)	Weighted Average Exercise Price
$—	$5.99	3,135	7.4	$4.46	1,811	$4.22
6.00	8.99	3,505	6.7	7.14	2,117	7.19
9.00	12.99	1,000	3.8	9.99	1,000	9.99
13.00	13.99	785	1.1	13.98	785	13.98
14.00	14.99	160	2.4	14.22	160	14.22
15.00	15.99	152	2.2	15.22	152	15.22
16.00	18.99	135	2.7	16.80	135	16.80

		8,872			6,160

There were 1.2 million, 2.4 million and 2.1 million options granted for the years ended December 31, 2013, 2012 and 2011, respectively. The weighted average grant date fair value per share of the options granted was $3.31, $2.93 and $2.04 for the years ended December 31, 2013, 2012 and 2011, respectively. The total intrinsic value of options exercised was $4.6 million, $6.3 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

There was $7.1 million in unrecognized compensation expense related to options expected to vest as of December 31, 2013. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.4 years. We granted options to acquire 1.2 million shares of common stock, received $8.4 million in proceeds from the exercise of options and recorded $4.4 million in non-cash compensation expense related to options granted that were expected to vest for the year ended and as of December 31, 2013.

We recorded $6.2 million and $6.8 million in non-cash compensation expense related to options granted that were expected to vest as of December 31, 2012 and 2011, respectively. We received $6.7 million and

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED COMPENSATION (Continued)

$0.8 million in cash from the exercise of 2.4 million and 0.4 million options for the years ended December 31, 2012 and 2011, respectively.

Restricted Stock

The following is a summary of non-vested share awards for our time-based restricted shares:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)
Outstanding, December 31, 2012	111	$5.72

Granted	370	7.09
Vested	(70)	5.15
Forfeited	(7)	7.09

Outstanding, December 31, 2013	404	$7.05

There were 369,641 and 85,000 shares of restricted stock granted for the years ended December 31, 2013 and 2012, respectively. The weighted average grant date fair value per share of restricted stock granted was $7.09 and $6.80 for the years ended December 31, 2013 and 2012, respectively. There was no restricted stock granted for the year ended December 31, 2011. The total fair value of restricted shares vested was $0.7 million, $1.3 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

There was $2.1 million in unrecognized compensation expense related to time-based restricted shares expected to vest as of December 31, 2013. This cost was expected to be recognized on a straight-line basis over a weighted average period of 3.1 years. We recorded $0.7 million in non-cash compensation expense related to the restricted stock granted that was expected to vest as of December 31, 2013.

We recorded approximately $0.4 million and $0 in non-cash compensation expense related to the restricted stock granted that were expected to vest as of December 31, 2012 and 2011, respectively.

13. EMPLOYEE BENEFIT PLAN

Defined Contribution Plan

We have a retirement savings plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code covering our employees. The 401(k) Plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, we match a percentage of these employee contributions. Expenses related to the matching portion of the contributions to the 401(k) Plan were $0.5 million, $0.3 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES

The following presents consolidated income before tax for domestic and foreign operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Consolidated income before tax
Domestic	$35,473	$39,280	$18,705
Foreign	3,412	1,183	10

Total	$38,885	$40,463	$18,715

The income tax provision attributable to income from operations before tax consists of the following components (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax provision
Domestic	$13,626	$14,358	$9,528
Foreign	861	416	58

Total income tax provision	$14,487	$14,774	$9,586

Income tax provision components
Current	$844	$430	$334
Deferred	13,643	14,344	9,252

Total income tax provision	$14,487	$14,774	$9,586

A reconciliation of the federal statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Income tax reconciliation
Federal statutory rate	35.0%	35.0%	35.0%
Foreign provision	(1.0)%	(0.4)%	0.1%
State/province income tax	1.3%	1.7%	2.4%
Non-deductible compensation cost	1.1%	0.2%	7.8%
Change in valuation allowance	0.2%	1.0%	2.1%
Adjustment to carrying value	0.3%	(2.2)%	3.6%
Foreign dividends and IRC Sec. 956 inclusions, net of foreign tax deduction	0.1%	1.1%	0.2%
Non-deductible expenses and other items	0.3%	0.1%	0.0%

Effective tax rate	37.3%	36.5%	51.2%

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

The major tax-effected components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Deferred income tax assets related to:
Intangibles	$44,845	$63,899	$82,088
Net operating losses	37,333	32,171	29,733
Stock compensation expense	7,066	6,775	5,412
Accounts receivable allowances	1,703	1,968	2,770
Accrued and prepaid expenses	1,331	1,279	702
Borrowings	348	—	—
Other	406	367	492
Property, equipment and leasehold improvements	333	312	—
Valuation allowance	(1,379)	(1,307)	(905)

Total deferred income tax assets	$91,986	$105,464	$120,292

Deferred income tax liabilities related to:
Property, equipment and leasehold improvements	$—	$—	$242
Other	942	800	512

Total deferred income tax liabilities	$942	$800	$754

Deferred income taxes, net	$91,044	$104,664	$119,538

For all of our investments in foreign subsidiaries, except for GCA (Macau), deferred taxes have not been provided on unrepatriated foreign earnings. Unrepatriated earnings were approximately $6.2 million as of December 31, 2013. These earnings were considered permanently reinvested, as it was management's intention to reinvest foreign earnings in foreign operations. We project sufficient cash flow in the U.S. and we do not need to repatriate these foreign earnings to finance U.S. operations.

As a result of certain realization requirements under the accounting guidance on share-based payments, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting at December 31, 2013, 2012 and 2011, respectively. Equity will be increased by $4.1 million if, and when, such deferred tax assets are ultimately realized. We use the accounting guidance on income taxes ordering for purposes of determining when excess tax benefits have been realized.

We had $109.8 million, or $38.4 million tax-effected, of accumulated federal net operating losses as of December 31, 2013. The net operating losses can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2025.

We had tax-effected state net operating loss carry forwards of approximately $2.9 million as of December 31, 2013. The state net operating loss carry forwards will expire between 2014 and 2032. The determination and utilization of these state net operating loss carry forwards are dependent upon apportionment percentages and other respective state laws, which can change from year to year. As of December 31, 2013, $1.2 million of our valuation allowance related to certain state net operating loss carry forwards which are expected to expire before utilization, due to shorter carry forward periods and decreased apportionment percentages in those states.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

We had a net deferred income tax asset of $91.0 million as of December 31, 2013. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic statutory tax rate of 36.4%, this results in tax payments being approximately $19.0 million less than the annual provision for income taxes shown on the income statement for financial accounting purposes, or the amount of the annual provision, if less. There is an expected aggregate of $101.5 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations. We believe that it is more likely than not that we will be able to utilize our deferred tax asset. However, the utilization of this tax asset is subject to many factors including, but not limited to, a change of control of the Company and future earnings.

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. We believe that our income tax filing positions and deductions will be sustained upon audit and we do not anticipate any adjustments that will result in a material change to our financial position. We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expense.

During the year ended December 31, 2013, we were under audit by the U.S. Internal Revenue Service for the tax years ended December 31, 2011 and 2010. The audit field work was completed and we agreed to the audit report. The audit report did not materially affect our deferred taxes or the income tax provision as of and for the year ended December 31, 2013. We are subject to taxation in the U.S. and various states and foreign jurisdictions. We have a number of federal and state income tax years still open for examination as a result of our net operating loss carry forwards. Accordingly, we are subject to examination for both U.S. federal and a few state tax returns for the years 2005 to present. For the remaining state, local and foreign jurisdictions, with few exceptions, we are no longer subject to examination by tax authorities for years before 2010.

15. RELATED PARTY TRANSACTIONS

A member of our Board of Directors served as a member of the board of directors of a gaming company until April 2013 for which we provide various cash access products and services that are insignificant to our net income. Our Board Member received both cash and equity compensation from this gaming company in consideration for serving on its board of directors, however, none of this consideration was tied in any manner to our performance or obligations under our cash access agreements with the gaming company. In addition, our Board member was not involved in the negotiation of our cash access agreements with this gaming company.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. RELATED PARTY TRANSACTIONS (Continued)

In October 2012, we entered into a long-term lease agreement related to office space for our corporate headquarters that we moved into during the first half of 2013, for which we engaged a brokerage firm. An executive officer of this brokerage firm is the brother of our former Chief Financial Officer. This brokerage firm received approximately $0.4 million as compensation for acting as our broker.

16. SEGMENT INFORMATION

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group consists of the Chief Executive Officer and Chief Financial Officer. The operating segments are reviewed separately because each represents products that can be, and often are, sold separately to our customers.

We operate in the following business segments: (1) Cash Advance, (2) ATM, (3) Check Services and (4) Other. Each of these segments is monitored separately by our management for performance against its internal forecast and is consistent with our internal management reporting. The Other segment consists of certain lines of business, none of which exceeds the established materiality for segment reporting, which includes: Kiosk Sales, Kiosk Parts and Services, Central Credit reporting services and Casino Marketing Services, among others.

We do not allocate depreciation and amortization expenses to the business segments. Certain corporate overhead expenses have been allocated to the segments for identifiable items related to such segments or based on a reasonable methodology.

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

Major customers.    For the years ended December 31, 2013, 2012 and 2011, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 33%, 34% and 28% of our total revenue in 2013, 2012 and 2011, respectively.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT INFORMATION (Continued)

The following tables present segment information (in thousands):

	For and At the Year Ended December 31,
	2013	2012	2011
Revenues
Cash advance	$231,134	$227,517	$203,869
ATM	286,049	303,159	283,727
Check services	21,611	25,401	26,269
Other	43,650	28,409	30,198
Corporate	—	—	—

Total revenues	$582,444	$584,486	$544,063

Operating income
Cash advance	$60,977	$63,785	$38,468
ATM	25,347	32,333	34,832
Check services	12,365	13,930	14,197
Other	19,631	14,457	14,808
Corporate	(69,170)	(68,523)	(64,009)

Total operating income	$49,150	$55,982	$38,296

Total assets
Cash advance	$145,939	$149,113
ATM	69,627	59,781
Check services	30,930	35,216
Other	56,946	39,838
Corporate	223,885	269,947

Total assets	$527,327	$553,895

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited selected quarterly results of operations are as follows (in thousands, except for per share amounts):

	Quarter
	First	Second	Third	Fourth	Year
2013
Revenues	$146,822	$149,065	$146,101	$140,456	$582,444
Operating income	12,901	13,633	11,420	11,196	49,150
Net income	6,136	6,776	5,782	5,704	24,398
Net income
Basic earnings per share	$0.09	$0.10	$0.09	$0.09	$0.37
Diluted earnings per share	$0.09	$0.10	$0.09	$0.08	$0.36
Weighted average common shares outstanding
Basic	66,697	66,116	65,525	65,730	66,014
Diluted	67,882	66,993	66,630	67,394	67,205
2012
Revenues	$151,065	$147,465	$149,824	$136,132	$584,486
Operating income	15,696	15,963	14,642	9,681	55,982
Net income	7,128	7,084	7,079	4,398	25,689
Net income
Basic earnings per share	$0.11	$0.11	$0.11	$0.07	$0.39
Diluted earnings per share	$0.11	$0.11	$0.10	$0.06	$0.38
Weighted average common shares outstanding
Basic	65,134	65,774	66,108	66,739	65,933
Diluted	66,190	67,383	67,601	67,996	67,337

18. SUBSEQUENT EVENTS

As of March 11, 2014, we had not identified, and were not aware of, any subsequent events for the year ended December 31, 2013.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2013 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management's Report of Internal Control over Financial Reporting

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2013 as stated in their attestation report which is included herein.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2013

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Cash Access Holdings, Inc.
Las Vegas, NV

We have audited the internal control over financial reporting of Global Cash Access Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 11, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Las Vegas, NV
March 11, 2014

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, executive officers and corporate governance required by this Item is incorporated by reference to the section entitled "Proposal One—Election of Class III Directors" in our Definitive Proxy Statement in connection with the 2014 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2013. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. Information required by 10A-3(d) of the Exchange Act is incorporated by reference to the section entitled "Board and Corporate Governance Matters" in the Proxy Statement.

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

In May 2013, our former Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange Corporate Governance listing standards as of that date.

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

  3.
  See Item 15(b)

(b)
Exhibits:

Exhibit Number		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

3.3	(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.4	(1)	Assumption Agreement, dated as of June 7, 2004, by Global Cash Access, Inc. and the Subsidiary Guarantors named therein.

4.5	(1)	Supplemental Indenture by and among Global Cash Access Holdings, Inc., Global Cash Access, Inc., GCA Access Card, Inc., Central Credit, LLC and The Bank of New York Trust Company, N.A. and form of notation of Guarantee by Global Cash Access Holdings, Inc.

4.6	(1)	Supplemental Indenture by and among Global Cash Access, Inc., GCA Access Card, Inc., Central Credit, LLC and The Bank of New York Trust Company, N.A. and notation of Guarantee by GCA Access Card, Inc.

10.1	(1)	Lease Agreement, dated as of March 8, 2000, by and between Global Cash Access, L.L.C. and American Pacific Capital Gateway Bldg D Co., L.L.C.

10.9	(1)	Sponsorship Indemnification Agreement, dated as of March 10, 2004, by and between Global Cash Access, L.L.C. and First Data Corporation.

10.10	(1)	Amended and Restated Software License Agreement, dated as of March 10, 2004, between TSYS and Global Cash Access, L.L.C.

10.11	(1)	Professional Services Agreement, dated as of March 10, 2004, between TSYS and Global Cash Access, L.L.C.

10.12	(1)	Patent License Agreement, dated as of March 10, 2004, between USA Payments, Inc. and Global Cash Access, L.L.C.

Exhibit Number		Exhibit Description
10.14	(1)	Letter Agreement Relating to Technology, dated May 13, 2004, among Global Cash Access, L.L.C., USA Payments, Inc., USA Payment Systems, Inc. and TSYS.

10.15	(1)	Automated Teller Machine Sponsorship Agreement by and between Global Cash Access, L.L.C. and Western Union Bank, dated as of November 12, 2002, and First Amendment to Automated Teller Machine Sponsorship Agreement, dated as of March 10, 2004, between Global Cash Access, L.L.C. and First Financial Bank.

*10.22	(1)	Global Cash Access Holdings, Inc. 2005 Stock Incentive Plan.

*10.23	(1)	Form of Indemnification Agreement between Global Cash Access Holdings, Inc. and each of its executive officers and directors.

10.24	(1)	Patent Purchase and License Agreement, dated as of March 22, 2005, by and between Global Cash Access, Inc. and USA Payments, Inc.

*10.34	(4)	Employment Agreement with Scott Betts, dated October 31, 2007.

*10.35	(5)	Notices of Stock Option Award and Stock Option Award Agreements with Scott Betts dated October 31, 2007.

*10.41	(6)	Amendment No. 1 to Employment Agreement, by and between the Company and Scott Betts, dated August 11, 2008.

*10.43	(7)	Amendment No. 2 to Employment Agreement, by and between the Company and Scott Betts dated April 24, 2009.

*+10.44	(8)	Processing Services Agreement, dated as of August 21, 2009, between Global Cash Access, Inc., and TSYS Acquiring Solutions, LLC effective July 1, 2009.

*+10.45	(9)	Amendment to Professional Services Agreement, Amended and Restated Software License Agreement, and Transending Services Agreement, dated as of August 21, 2009, between Global Cash Access, Inc. and TSYS Acquiring Solutions, LLC.

*10.46	(10)	Amendment No. 3 to Employment Agreement with Scott Betts dated March 26, 2010.

*10.47	(11)	Agreement with Mary E. Higgins dated September 2, 2010.

*10.48	(12)	Form of Notice of Stock Option Award and Stock Option Award Agreement—Mary E. Higgins effective September 14, 2010.

*10.49	(13)	Form of Notice of Stock Option Award and Stock Option Award Agreement—Michael Rumbolz effective August 30, 2010.

+10.52	(14)	Contract Cash Solutions Agreement, dated November 12, 2010, between Global Cash Access, Inc. and Wells Fargo Bank, N.A.

+10.53	(15)	Fee Letter, dated November 12, 2010, between Global Cash Access, Inc. and Wells Fargo Bank, N.A regarding the Contract Cash Solutions Agreement, dated November 12, 2010.

+10.54	(16)	Sponsorship Agreement, dated February 11, 2011, between Global Cash Access, Inc. and American State Bank.

*10.55	(17)	Employment Agreement with David Johnson, effective as of April 1, 2011.

*10.56	(18)	Form of Notice of Stock Option Award and Stock Option Award Agreement—David Johnson effective April 1, 2011.

Exhibit Number		Exhibit Description
+10.57	(19)	Second Amendment to Processing Services Agreement, dated as of December 27, 2011, between Global Cash Access, Inc. and TSYS Acquiring Solutions, LLC

10.58	(20)	Credit Agreement, dated March 1, 2011, among Global Cash Access Holdings, Inc., Global Cash Access, Inc., Deutsche Bank Trust Company Americas, as Administrative Agent, and the various lenders who are party thereto from time to time.

*10.59	(21)	Employment Agreement with Diallo Gordon, effective March 28, 2012.

10.61	(22)	Second Amendment to Contract Cash Solutions Agreement, dated June 4, 2012, between Global Cash Access, Inc. and Wells Fargo Bank, N.A.

*10.62	(23)	Employment Agreement with David Lopez, effective June 11, 2012.

*10.63	(24)	Form of Stock Option Agreement for David Lopez.

*10.64	(25)	Form of Restricted Stock Agreement for David Lopez.

10.66	(26)	First Amendment to Credit Agreement, dated September 24, 2012, among Global Cash Access Holdings, Inc., Global Cash Access, Inc., Deutsche Bank Trust Company Americas, as Administrative Agent, and the various lenders who are party thereto from time to time.

*10.67	(27)	Employment Agreement with Robert Myhre, effective October 1, 2012.

*10.68	(28)	Form of Stock Option Agreement for Robert Myhre.

*10.69	(29)	Form of Restricted Stock Agreement for Robert Myhre.

*10.73	(30)	Transition and Retirement Agreement for Scott Betts, dated January 18, 2013.

*10.74	(31)	Amended and Restated Employment Agreement with David Lopez, effective March 29, 2013.

*10.75	(32)	Amendment to Employment Agreement with Mary E. Higgins, effective March 29, 2013.

10.76	(33)	Second Amendment to Credit Agreement, dated May 22, 2013, among Global Cash Access Holdings, Inc., Global Cash Access, Inc., Deutsche Bank Trust Company Americas, as Administrative Agent, and the various lenders who are party thereto from time to time.

10.77	(34)	Third Amendment to Contract Cash Solutions Agreement, dated November 4, 2013, between Global Cash Access, Inc. and Wells Fargo Bank, N.A.

*10.78	(35)	Employment Agreement with Ram V. Chary, effective January 27, 2014, including Form of Stock Option Agreement for Ram V. Chary.

*10.79	(36)	Form of Stock Option Agreement for Ram V. Chary.

*10.80	(37)	Form of Indemnification Agreement for Ram V. Chary.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Deloitte & Touche LLP.

24.1		Power of Attorney (see page 96).

31.1		Certification of Ram V. Chary, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 11, 2014 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
31.2	Certification of Randy L. Taylor, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 11, 2014 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ram V. Chary, Chief Executive Officer of Global Cash Access Holdings, Inc. dated March 11, 2014 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randy L. Taylor, Chief Financial Officer of Global Cash Access Holdings, Inc. dated March 11, 2014 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(16)
Incorporated by reference to Exhibit 10.54 of the Company's Annual Report on Form 10-K filed on March 14, 2011.

(17)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 29, 2011.

(18)
Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on March 29, 2011.

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

(29)
Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed November 7, 2012.

(30)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 24, 2013.

(31)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 7, 2013.

(32)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 7, 2013.

(33)
Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 23, 2013.

(34)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed November 5, 2013.

(35)
Incorporated by reference to Exhibit 10.1 and 10.2 of the Company's Current Report on Form 8-K filed on January 28, 2014.

(36)
Incorporated by reference to Exhibit 10.1 and 10.2 of the Company's Current Report on Form 8-K filed on January 28, 2014.

(37)
Incorporated by reference to Exhibit 10.1 and 10.2 of the Company's Current Report on Form 8-K filed on January 28, 2014.

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

GLOBAL CASH ACCESS HOLDINGS, INC.
By:	/s/ RAM V. CHARY Ram V. Chary President and Chief Executive Officer (Principal Executive Officer)

Dated: March 11, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ram V. Chary and Randy L. Taylor, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ RAM V. CHARY Ram V. Chary	President and Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2014
/s/ RANDY L. TAYLOR Randy L. Taylor	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2014
/s/ SCOTT BETTS Scott Betts	Director	March 11, 2014
/s/ C. MICHAEL RUMBOLZ Michael Rumbolz	Director	March 11, 2014
/s/ E. MILES KILBURN E. Miles Kilburn	Director	March 11, 2014

Signature	Title	Date

/s/ GEOFF JUDGE Geoff Judge	Director	March 11, 2014
/s/ FRED C. ENLOW Fred C. Enlow	Director	March 11, 2014
/s/ RONALD V. CONGEMI Ronald V. Congemi	Director	March 11, 2014