Form 10-Q
period 2014-03-31
Global Cash Access Holdings, Inc.
filed 2014-05-06
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of April 25, 2014 there were 65,836,052 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$150,571	$146,822

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	113,238	111,099
Operating expenses	20,039	18,984
Depreciation	1,927	1,568
Amortization	2,354	2,270
Total costs and expenses	137,558	133,921

Operating income	13,013	12,901

Other expenses
Interest expense, net of interest income	1,546	3,163
Total other expenses	1,546	3,163

Income from operations before tax	11,467	9,738

Income tax provision	3,978	3,602

Net income	7,489	6,136

Foreign currency translation	1	(415)

Comprehensive income	$7,490	$5,721

Earnings per share
Basic	$0.11	$0.09
Diluted	$0.11	$0.09

Weighted average common shares outstanding
Basic	65,910	66,697
Diluted	67,370	67,882

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

(Unaudited)

	At March 31,	At December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$194,566	$114,254
Restricted cash and cash equivalents	336	290
Settlement receivables	29,963	38,265
Other receivables, net of allowances for doubtful accounts of $2.6 million and $2.8 million, respectively	15,850	16,962
Inventory	11,247	9,413
Prepaid expenses and other assets	27,706	26,770
Property, equipment and leasehold improvements, net	18,746	18,710
Goodwill	180,059	180,084
Other intangible assets, net	32,161	31,535
Deferred income taxes, net	88,011	91,044

Total assets	$598,645	$527,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Settlement liabilities	$199,805	$145,022
Accounts payable and accrued expenses	71,067	60,701
Borrowings	100,000	103,000

Total liabilities	370,872	308,723

Commitments and Contingencies (Note 6)

Stockholders’ Equity

Common stock, $0.001 par value, 500,000 shares authorized and 89,825 and 89,233 shares issued at March 31, 2014 and December 31, 2013, respectively	90	89
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at March 31, 2014 and December 31, 2013	-	-
Additional paid-in capital	235,961	231,516
Retained earnings	155,501	148,012
Accumulated other comprehensive income	2,828	2,827
Treasury stock, at cost, 23,636 and 23,303 shares at March 31, 2014 and December 31, 2013, respectively	(166,607)	(163,840)

Total stockholders’ equity	227,773	218,604

Total liabilities and stockholders’ equity	$598,645	$527,327

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities
Net income	$7,489	$6,136
Adjustments to reconcile net income to cash provided by/(used in) operating activities:
Depreciation	1,927	1,568
Amortization of intangibles	2,354	2,270
Amortization of financing costs	471	403
Loss/(gain) on sale or disposal of assets	124	(9)
Provision for bad debts	2,014	2,110
Stock-based compensation	2,057	1,171
Changes in operating assets and liabilities:
Settlement receivables	8,285	(89,490)
Other receivables, net	(1,008)	(1,694)
Inventory	(1,835)	97
Prepaid and other assets	(1,357)	(542)
Deferred income taxes	3,033	3,399
Settlement liabilities	54,904	(1,373)
Accounts payable and accrued expenses	8,139	4,390

Net cash provided by/(used in) operating activities	86,597	(71,564)

Cash flows from investing activities
Capital expenditures	(3,025)	(2,934)
Proceeds from sale of fixed assets	192	31
Changes in restricted cash and cash equivalents	(46)	-

Net cash used in investing activities	(2,879)	(2,903)

Cash flows from financing activities
Repayments against credit facility	(3,000)	(4,000)
Proceeds from exercise of stock options	2,440	962
Purchase of treasury stock	(2,767)	(4,587)

Net cash used in financing activities	(3,327)	(7,625)

Effect of exchange rates on cash	(79)	(226)

Cash and cash equivalents
Net increase/(decrease) for the period	80,312	(82,318)
Balance, beginning of the period	114,254	153,020

Balance, end of the period	$194,566	$70,702

Supplemental cash flow disclosures
Cash paid for interest	$1,690	$2,777
Cash paid for income tax, net of refunds	$303	$85
Accrued and unpaid capital expenditures	$2,233	$-

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

We are a global provider of cash access services and related equipment and services to the gaming industry. Our products and services: (a) provide gaming establishment patrons access to cash through a variety of methods, including Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point-of-sale (“POS”) debit card transactions, check verification and warranty services and money transfers; (b) provide integrated cash access devices and related services, such as slot machine ticket redemption and jackpot kiosks to the gaming industry; (c) provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments; and (d) provide online payment processing solutions for gaming operators in states that offer intra-state, Internet-based gaming and lottery activities.

2.              BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the full fiscal year.

Our unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included within our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”).

Principles of Consolidation

Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all balances on deposit in banks and financial institutions. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash and cash equivalents. Such balances generally exceed the federal insurance limits; however, we periodically evaluate the creditworthiness of these institutions to minimize risk.

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

ATM Funding Agreements

We obtain all of the cash required to operate our ATMs through various ATM Funding Agreements. Some gaming establishments provide the cash utilized within the ATM (“Site-Funded”). The Site-Funded receivables generated for the amount of cash dispensed from transactions performed at our ATMs are owned by us and we are liable to the gaming establishment for the face amount of the cash dispensed. In our condensed consolidated balance sheets, the amount of the receivable for transactions processed on these ATM transactions is included within settlement receivables and the amount due to the gaming establishment for the face amount of dispensing transactions is included within settlement liabilities.

For the Non-Site-Funded locations, our Contract Cash Solutions Agreement with Wells Fargo allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. As the cash is never an asset of ours, supplied cash is not reflected on our balance sheet. We are charged a cash usage fee for the cash used in these ATMs, which is included as interest expense in our condensed consolidated statements of income and comprehensive income. We recognize the fees as interest expense due to the similar operational characteristics to a revolving line of credit, the fact that the fees are calculated on a financial index and the fees are paid for access to a capital resource.

Settlement Receivables and Settlement Liabilities

In the credit card cash access and POS debit card cash access transactions provided by us, the gaming establishment is reimbursed for the cash disbursed to gaming patrons through the issuance of a negotiable instrument or through electronic settlement. We receive reimbursement from the patron’s credit or debit card issuer for the transaction in an amount equal to the amount owed to the gaming establishment plus the fee charged to the patron. This reimbursement is included within the settlement receivables on our condensed consolidated balance sheets. The amounts owed to gaming establishments are included within settlement liabilities on our condensed consolidated balance sheets.

Warranty Receivables

If a gaming establishment chooses to have a check warranted it sends a request to our third party check warranty service provider, asking whether it would be willing to accept the risk of cashing the check. If the check warranty provider accepts the risk and warrants the check, the gaming establishment negotiates the patron’s check by providing cash for the face amount of the check. If the check is dishonored by the patron’s bank upon presentment, the gaming establishment invokes the warranty, and the check warranty service provider purchases the check from the gaming establishment for the full check amount and then pursues collection activities on its own. In our Central Credit Check Warranty product under our agreement with the third party service provider, we receive all of the check warranty revenue. We are exposed to risk for the losses associated with any warranted items that cannot be collected from patrons issuing the items. Warranty receivables are defined as any amounts paid by the third party check warranty service provider to gaming establishments to purchase dishonored checks. Additionally, we pay a fee to the third party check warranty service provider for its services. The warranty receivables amount is recorded in other receivables, net on our condensed consolidated balance sheets. On a monthly basis, we evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) on our condensed consolidated statements of income and comprehensive income.

Unamortized Debt Issuance Costs

Debt issuance costs incurred in connection with long-term borrowings are capitalized and amortized to interest expense based upon the related debt agreements using the effective interest method. Unamortized debt issuance costs are included in prepaid and other assets on our condensed consolidated balance sheets.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation, computed using the straight-line method over the lesser of the estimated life of the related assets, generally three to five years, or the related lease term.

Repairs and maintenance costs are expensed as incurred.

Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in our condensed consolidated statements of income and comprehensive income.

Property, equipment and leasehold improvements are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset’s carrying value. There was no impairment for any of our property, equipment, or leasehold improvements for the three months ended March 31, 2014 and 2013.

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations.

We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative Step 0 assessment based on reviewing relevant events and circumstances; or a quantitative Step 1 assessment, which determines the fair value of the reporting unit using an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, we use the Step 2 assessment to determine the impairment. We do not believe that any of our goodwill was impaired as of March 31, 2014 and December 31, 2013.

Other Intangible Assets

Other intangible assets consist primarily of customer contracts (rights to provide cash access services to gaming establishment customers) acquired through business combinations and acquisitions, capitalized software development costs and the acquisition cost of our patent related to the 3-in-1 rollover technology acquired in 2005. Customer contracts require us to make renewal assumptions, which impact the estimated useful lives of such assets. Capitalized software development costs require us to make certain judgments as to the stages of development and costs eligible for capitalization. Capitalized software costs placed in service are amortized over their useful lives, generally not to exceed three years. The acquisition cost of the 3-in-1 rollover patent is being amortized over the term of the patent, which expires in 2018. Other intangible assets are reviewed annually for impairment based on the fair value of our reporting units as compared to the carrying amounts, or whenever events or circumstances indicate that the carrying amounts may not be recoverable. This assessment requires the use of estimates about future operating results. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations. We do not believe that any of our other intangible assets were impaired as of March 31, 2014 and December 31, 2013.

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

Interest Rate Cap

In conjunction with the terms and conditions of the Senior Credit Facility, we purchased a $150.0 million notional amount interest rate cap with an effective date of January 5, 2012 and a term of three years. We purchased this interest rate cap to partially reduce our exposure to increases in the London Interbank Offer Rate (“LIBOR’) above 1.5% during the term of the interest rate cap with respect to our variable rate debt obligations under the Senior Credit Facility and our obligations under the Contract Cash Solutions Agreement with Wells Fargo. This interest rate cap is recorded in other assets in the balance sheet, and is marked to market based on a quoted market price with the effects offset in our condensed consolidated statements of income and comprehensive income. The interest rate cap carrying value and fair value approximate each other and these values were insignificant as of March 31, 2014 and December 31, 2013.

The following table presents the fair value and carrying value of our borrowings (amounts in thousands):

	Level of		Carrying
	Hierarchy(*)	Fair Value	Value

March 31, 2014
Senior credit facility	2	$100,188	$100,000

December 31, 2013
Senior credit facility	2	$104,030	$103,000

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

In certain cases, we also enter into revenue arrangements that include the delivery of multiple elements.  Revenue recognition for these types of transactions occurs when the relevant criteria for each multiple deliverable element have been met.

Cost of Revenues (exclusive of depreciation and amortization)

The cost of revenues (exclusive of depreciation and amortization) represents the direct costs required to perform revenue generating transactions. The principal costs included within cost of revenues (exclusive of depreciation and amortization) are commissions paid to gaming establishments, interchange fees paid to credit and debit card networks, transaction processing fees to our transaction processor, inventory costs associated with the sale of our integrated kiosks and check cashing warranties.

Advertising, Marketing and Promotional Costs

We expense advertising, marketing and promotional costs as incurred. Total advertising, marketing and promotional costs, included in operating expenses in our condensed consolidated statements of income and comprehensive income, were $0.2 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

Income Taxes

Income tax expense includes U.S. and international income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Since it is management’s practice and intent to reinvest the earnings in the international operations of our foreign subsidiaries, U.S. federal income taxes have not been provided on the undistributed earnings of any foreign subsidiaries except for GCA Macau. Some items of income and expense are not reported in tax returns and our condensed consolidated financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.

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

Use of Estimates

We have made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results may differ from these estimates. These accounting estimates incorporated into the condensed consolidated financial statements include, but are not limited to:

•	the estimated reserve for warranty expense associated with our check warranty receivables;
•	the valuation and recognition of share-based compensation;
•	the valuation allowance on our deferred income tax assets;
•	the estimated cash flows in assessing the recoverability of long-lived assets;
•	the budgets for future performance, weighted average cost of capital (“WACC”) and growth rates as well as other factors used in our annual goodwill and other intangible assets impairment evaluations;
•	the renewal assumptions used for customer contracts to estimate the useful lives of such assets; and
•	the judgments used to determine the stages of development and costs eligible for capitalization as internally developed software.

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

Our time-based stock options expected to be exercised and restricted stock expected to be vested currently, and in future periods, were measured at fair value on the grant date using the Black Scholes model.  The compensation expense associated with these awards is recognized on a straight-line basis over the awards’ vesting periods.

During the three months ended March 31, 2014, we issued a market-based performance option to our Chief Executive Officer that will vest if our average stock price in any period of 30 consecutive trading days meets certain target prices during a four year period that commenced on the grant date of this option. If these target prices are not met during such four year period, the unvested shares underlying the option will terminate. The option was measured at fair value on the grant date using a lattice-based valuation model based on the median time horizon from the date of grant for this option to the vesting date for those paths that achieved the target threshold(s). The compensation expense associated with this award is recognized on a straight-line basis over the median vesting period calculated under such valuation model.

Forfeitures are estimated at the grant date for our time-based and market-based options, with such estimates updated periodically; and with actual forfeitures recognized currently to the extent they differ from the estimates. Unless otherwise provided by the administrator of the 2005 Plan, an option granted under the 2005 Plan generally expires ten years from the date of grant. The exercise price of stock options is generally the closing market price of our common stock on the date of the stock option grant.

3.              ATM FUNDING AGREEMENTS

Our Contract Cash Solutions Agreement with Wells Fargo allows us to utilize a maximum of $500.0 million.  This agreement is scheduled to terminate on November 30, 2015.  The outstanding balances of ATM cash we utilized were $324.8 million and $427.1 million as of March 31, 2014 and December 31, 2013, respectively.  The cash usage fees were $0.6 million for the three months ended March 31, 2014 and 2013. We are exposed to interest rate risk to the extent that the applicable LIBOR increases, subject to the interest rate cap.

We are responsible for any losses of cash in the ATMs under our agreement with Wells Fargo and we are self-insured for this risk. We incurred no material losses related to this self-insurance for the three months ended March 31, 2014 and 2013.

We operate ATMs at certain customer gaming establishments where the gaming establishments provide the cash required for the ATMs’ operational needs. We are required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities on our condensed consolidated balance sheets and was $116.6 million and $68.9 million as of March 31, 2014 and December 31, 2013, respectively.

4.              ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents our accounts payable and accrued expenses (amounts in thousands):

	At
	March 31, 2014	December 31, 2013

Accounts payable	$40,122	$35,662
Payroll and related expenses	3,081	4,758
Processing and related expenses	5,186	4,330
Deferred revenues	12,807	7,883
Other	9,871	8,068

Total accounts payable and accrued expenses	$71,067	$60,701

5.              BORROWINGS

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

We had $100.0 million of outstanding indebtedness under the Senior Credit Facility, all of which was outstanding under the term loan facility as of March 31, 2014.

In May 2013, we entered into a second amendment to our Credit Agreement, dated March 1, 2011, among Deutsche Bank Trust Company Americas, as administrative agent and the various lenders who are a party thereto (the “Amended Credit Agreement”). The Amended Credit Agreement reduces the interest rate on borrowings under the term loan facility from LIBOR plus a margin of 5.5% (subject to a minimum LIBOR rate of 1.50%) to LIBOR plus a margin of 3.0% (subject to a minimum LIBOR rate of 1.0%). In addition, the original Credit Agreement provided for an increase option permitting us to arrange with existing and/or new lenders for them to provide up to an aggregate of $50.0 million in additional term loan commitments. The Amended Credit Agreement now provides us with an increase option to arrange with existing and/or new lenders additional term loan and/or revolving credit facility loan amounts in excess of $50.0 million so long as our total leverage ratio after giving effect to such additional loan amount does not exceed 2.50:1.00 (as such leverage ratio is calculated and defined under the Amended Credit Agreement).

The weighted average interest rate was 4.0% for the three months ended March 31, 2014. We also had no amounts outstanding under our letter of credit sub facility that is part of our revolving credit facility as of March 31, 2014. The Senior Credit Facility is unconditionally guaranteed by Holdings and each direct and indirect domestic subsidiary of GCA. All amounts owing under the Senior Credit Facility are secured by a first priority perfected security interest in all stock (but only 65% of the stock of foreign subsidiaries), other equity interests and promissory notes owned by us and a first priority perfected security interest in all other tangible and intangible assets owned by us and our guarantors.

The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. We were in compliance with the required covenants as of March 31, 2014.

6.              COMMITMENTS AND CONTINGENCIES

We are subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

7.              SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

Our current share repurchase program grants us the authority to repurchase up to $40.0 million of our outstanding common stock over a two year period, which commenced in the first quarter of 2013. We have repurchased approximately 0.3 million and 0.6 million shares of common stock for cash of $2.5 million and $4.7 million under the share repurchase program during the three months ended March 31, 2014 and 2013, respectively. Since its inception, we have repurchased $20.7 million in cash with $19.3 million remaining under the program as of March 31, 2014. We completed the share repurchases with cash on hand and we intend to continue to use cash on hand for these share repurchases. The repurchase program authorizes us to buy our common stock from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The share repurchase program is subject to prevailing market conditions and other considerations and may be suspended or discontinued at any time.

Treasury Stock

In addition to open market purchases of common stock authorized under the Common Stock Repurchase Program, employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards approximately 31,000 shares and 6,000 shares of common stock at an aggregate purchase price of approximately $0.3 million and $0.1 million to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards during the three months ended March 31, 2014 and 2013, respectively.

8.              WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013

Weighted average number of common shares outstanding - basic	65,910	66,697

Potential dilution from equity awards(1)	1,460	1,185

Weighted average number of common shares outstanding - diluted	67,370	67,882

(1)         The potential dilution excludes the weighted average effect of equity awards to acquire 5.1 million and 5.6 million of our common stock for the three months ended March 31, 2014 and 2013, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

9.              SHARE-BASED COMPENSATION

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

Generally, our time-based stock options granted under the 2005 Plan (other than those granted to non-employee directors) will vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years.

Our market-based performance stock option granted under the 2005 Plan will vest if our average stock price in any period of 30 consecutive trading days meets certain target prices during a four year period that commenced on the date of grant for this option.  If these target prices are not met during such four year period, the unvested shares underlying the option will terminate.

The vesting provisions of restricted stock are similar to those applicable to time-based stock options. As these restricted shares are issued primarily to our employees, many of the shares issued will be withheld by us to satisfy the statutory withholding requirements applicable to the restricted stock grants. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced. These shares will vest over a period of four years.

A summary of award activity under the 2005 Plan is as follows (in thousands):

	Stock Options Granted	Restricted Stock Granted	Equity Awards Available for Grant

Outstanding, December 31, 2013	8,872	404	4,399

Additional authorized shares	-	-	1,978
Granted	2,008	-	(2,008)
Exercised options or vested shares	(484)	(107)	-
Canceled or forfeited	(336)	(97)	433

Outstanding, March 31, 2014	10,060	200	4,802

Stock Options

The fair value of our time-based options was determined as of the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2014	2013

Risk-free interest rate	1%	1%
Expected life of options (in years)	4	4
Expected volatility	53%	61%
Expected dividend yield	0%	0%

The fair value of our market performance-based options was determined as of the date of grant using a lattice-based option valuation model with the following weighted-average assumptions:

Three Months Ended March 31,
2014

Risk-free interest rate	1%
Measurement period (in years)	4
Expected volatility	51%
Expected dividend yield	0%

The following table presents the options activity under the 2005 Stock Plan:

	Number of Common Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Life Remaining (years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2013	8,872	$7.54	5.9	$27,301

Granted	2,008	8.92
Exercised	(484)	4.93
Canceled or forfeited	(336)	6.89

Outstanding, March 31, 2014	10,060	$7.96	6.2	$6,441

Vested and expected to vest, March 31, 2014	9,496	$7.99	6.0	$6,113

Exercisable, March 31, 2014	6,330	$8.22	4.5	$4,556

There were 2.0 million and 1.2 million options granted during the three months ended March 31, 2014 and 2013, respectively. The weighted average grant date fair value per share of the options granted was $3.88 and $3.32 for the three months ended March 31, 2014 and 2013, respectively.  The total intrinsic value of options exercised was $1.7 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively.

There was $12.0 million in unrecognized compensation expense related to options expected to vest as of March 31, 2014.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.1 years. We received $2.4 million in proceeds from the exercise of options and recorded $1.6 million in non-cash compensation expense related to options granted that are expected to vest for the three months ended March 31, 2014.

There was $10.5 million in unrecognized compensation expense related to options expected to vest as of March 31, 2013.  This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.9 years. We received $1.0 million in proceeds from the exercise of options and recorded $1.1 million in non-cash compensation expense related to options granted that are expected to vest for the three months ended March 31, 2013.

Restricted Stock

The following table presents a summary of non-vested share awards for our time-based restricted shares:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)

Outstanding, December 31, 2013	404	$7.05

Vested	(107)	3.79
Forfeited	(97)	6.90

Outstanding, March 31, 2014	200	$7.11

There was no restricted stock granted during the three months ended March 31, 2014.  There were 0.4 million shares of time-based restricted shares granted for the three months ended March 31, 2013. The weighted average grant date fair value per share of restricted stock granted was $7.09 for the three months ended March 31, 2013.  The total fair value of shares vested were $0.7 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

There was $1.7 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest as of March 31, 2014. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.8 years. There were 0.1 million shares of time-based restricted shares vested and we recorded $0.4 million in non-cash compensation expense related to the restricted stock granted that is expected to vest for the three months ended March 31, 2014.

There was $2.6 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest as of March 31, 2013. This cost was expected to be recognized on a straight-line basis over a weighted average period of 3.8 years. There were 26,000 shares of time-based restricted shares vested and we recorded $0.1 million in non-cash compensation expense related to the restricted stock granted that is expected to vest for the three months ended March 31, 2013.

10.      INCOME TAXES

The provision for income tax reflected an effective income tax rate of 34.7% for the three months ended March 31, 2014, which was lower than the statutory federal rate of 35.0% primarily due to the favorable foreign tax rate applicable to our foreign source income. The provision for income tax reflected an effective income tax rate of 37.0% for the same period in the prior year, which was greater than the statutory federal rate of 35.0% due in part to state taxes and the non-cash compensation expenses related to stock options.

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

We operate in three distinct business segments: (1) cash advance, (2) ATM and (3) check services. These segments are monitored separately by management for performance against its internal forecast and are consistent with our internal management reporting. The Other segment consists of certain lines of business, none of which exceeds the established materiality for segment reporting, and includes: Integrated Kiosk Sales, Kiosk Parts and Services, Central Credit reporting services and Casino Marketing Services, among others.

We do not allocate depreciation and amortization expenses to the business segments.  Certain corporate overhead expenses have been allocated to the segments for identifiable items related to such segments or based on a reasonable methodology.

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

Major Customers

For the three months ended March 31, 2014 and 2013, none of our customers had combined revenues from all segments equal to or greater than 10%.  Our five largest customers accounted for approximately 33% and 37% of revenues for the three months ended March 31, 2014 and 2013, respectively.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

The following tables present our segment information (in thousands):

	For the Three Months Ended March 31,
	2014	2013

Revenues
Cash advance	$62,029	$58,695
ATM	73,330	75,276
Check services	5,264	5,871
Other	9,948	6,980

Total revenues	$150,571	$146,822

Operating income
Cash advance	$18,113	$15,745
ATM	6,264	6,979
Check services	2,872	3,396
Other	3,996	3,444
Corporate	(18,232)	(16,663)

Total operating income	$13,013	$12,901

	At
	March 31, 2014	December 31, 2013
Total assets
Cash advance	$140,577	$145,939
ATM	65,589	69,627
Check services	29,639	30,930
Other	65,324	56,946
Corporate	297,516	223,885

Total assets	$598,645	$527,327

12.       SUBSEQUENT EVENTS

In April 2014, we executed a stock purchase agreement to acquire all of the outstanding capital stock of NEWave, Inc., (“NEWave”) using cash available. NEWave is a supplier of compliance and efficiency software to the gaming industry and we believe this acquisition will complement our integrated solutions. The acquisition of NEWave will not have a material impact on our results of operations and financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business and certain trends, risks and challenges.  We then discuss our results of operations for the three months ended March 31, 2014 as compared to the same period for 2013. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity needs and off-balance sheet arrangements. We conclude with a discussion of critical accounting policies and their impact on our condensed consolidated financial statements.

You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2013 Annual Report on Form 10-K (our “2013 10-K”). When reviewing our MD&A, you should also refer to the description of our Critical Accounting Policies and Estimates in our 2013 10-K because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.”  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to introduce new products and services; our ability to execute on mergers, acquisitions and/or strategic alliances; our ability to integrate and operate such acquisitions consistent with our forecasts; gaming establishment and patron preferences; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; inaccuracies in underlying operating assumptions; unanticipated expenses or capital needs; technological obsolescence; and employee turnover. Additional factors that could cause actual results to differ materially are included under the heading “Risk Factors.” These factors include, but are not limited to, those set forth in our press releases, reports and other filings made with the SEC. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of our 2013 10-K.

Overview

We are a global provider of cash access services and related equipment and services to the gaming industry. Our products and services: (a) provide gaming establishment patrons access to cash through a variety of methods, including Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point-of-sale (“POS”) debit card transactions, check verification and warranty services and money transfers; (b) provide integrated cash access devices and related services, such as slot machine ticket redemption and jackpot kiosks to the gaming industry; (c) provide products and services that improve credit decision-making, automate cashier operations and enhance patron marketing activities for gaming establishments; and (d) provide online payment processing solutions for gaming operators in states that offer intra-state, Internet-based gaming and lottery activities.

Trends

Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We have identified the more material positive and negative trends affecting our business as the following:

•                  Flat to low single digit revenue growth in the U.S. gaming sector in 2014.

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

•                  Other revenues include amounts derived from the sale of integrated cash access devices, such as slot machine ticket redemption and jackpot kiosks; and from the provision of certain professional services, software licensing, and certain other ancillary fees associated with the sale, installation and maintenance of those devices. In addition, other revenues consist of Central Credit revenues that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated. Also included in other revenues are revenues generated from ancillary marketing, database and Internet gaming activities.

Our principal costs and expenses include:

•                  Cost of revenues (exclusive of depreciation and amortization), which are costs and expenses directly related to the generation of revenue.

•                  For credit card cash access and POS debit card transactions and ATM transactions, we pay a commission to the gaming establishment at which the transaction occurs. Commissions are the largest component of cost of revenues (exclusive of depreciation and amortization). We expect commissions to increase as a percentage of revenue as new contracts are signed or existing contracts are renewed. We pay credit card associations and payment networks interchange fees for services they provide in routing transactions through their networks. In addition, we pay fees to participate in various payment networks to support our ATM services. These interchange fees are determined by the card associations and payment networks at their sole discretion, and are subject to increase at their discretion from time to time. Many of our cash access contracts enable us to pass through the amount of any increase in interchange or processing fees to our gaming establishment customers, who may in turn pass through these increases to patrons. In the past, the major card associations and payment networks have increased interchange rates at least annually, and they may do so in the future. We pay connectivity and processing fees to our network services providers.

•                  For our check services transactions, we incur warranty expense for those checks we have warranted through our third party service provider that are dishonored upon presentment for payment. In addition, for our check services transactions, we may pay a commission to the gaming establishment at which the transaction occurs.

•                  Other cost of revenues primarily include expenses related to our integrated kiosk sales and services, our Central Credit service and our patron marketing activities.

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

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

The following table presents our unaudited condensed consolidated results of operations (amounts in thousands):

			Three Months Ended
	March 31, 2014		March 31, 2013		Mar-14 vs. Mar-13
	$	%	$	%	$ Var	% Var

Revenues
Cash advance	$62,029	41%	$58,695	40%	$3,334	6%
ATM	73,330	49%	75,276	51%	(1,946)	(3)%
Check services	5,264	3%	5,871	4%	(607)	(10)%
Other revenues	9,948	7%	6,980	5%	2,968	43%
Total revenues	150,571	100%	146,822	100%	3,749	3%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	113,238	75%	111,099	76%	2,139	2%
Operating expenses	20,039	13%	18,984	13%	1,055	6%
Depreciation	1,927	1%	1,568	1%	359	23%
Amortization	2,354	2%	2,270	1%	84	4%
Total costs and expenses	137,558	91%	133,921	91%	3,637	3%

Operating income	13,013	9%	12,901	9%	112	1%

Other expenses
Interest expense, net of interest income	1,546	1%	3,163	2%	(1,617)	(51)%
Total other expenses	1,546	1%	3,163	2%	(1,617)	(51)%

Income from operations before tax	11,467	8%	9,738	7%	1,729	18%

Income tax provision	3,978	3%	3,602	3%	376	10%

Net income	$7,489	5%	$6,136	4%	$1,353	22%

Total Revenues

Total revenues increased by $3.7 million, or 3%, to $150.6 million for the three months ended March 31, 2014 as compared to the same period in the prior year. This was primarily due to increased cash advance revenues as well as higher integrated kiosk sales; partially offset by lower ATM and Check Services revenues.

Cash advance revenues increased by $3.3 million, or 6%, to $62.0 million for the three months ended March 31, 2014 as compared to the same period in the prior year.  This was primarily due to an increase in the aggregate dollar amount processed for cash advance transactions.

ATM revenues decreased by $1.9 million, or 3%, to $73.3 million for the three months ended March 31, 2014 as compared to the same period in the prior year. This was primarily due to lost business and lower transaction volume.

Check services revenues decreased by $0.6 million, or 10%, to $5.3 million for the three months ended March 31, 2014 as compared to the same period in the prior year. This was primarily due to lost business and a decrease in the number of check services transactions processed.

Other revenues increased by $3.0 million, or 43%, to $9.9 million for the three months ended March 31, 2014 as compared to the same period in the prior year. This was primarily due to increased integrated kiosk sales.

Costs and Expenses

Cost of revenues (exclusive of depreciation and amortization) increased by $2.1 million, or 2%, to $113.2 million for the three months ended March 31, 2014 as compared to the same period in the prior year. This was primarily due to higher variable costs associated with higher revenues in both the Cash Advance and Other segments; partially offset by lower variable costs associated with lower revenues in both the ATM and Check Services segments.

Operating expenses increased by $1.1 million, or 6%, to $20.0 million for the three months ended March 31, 2014 as compared to the same period in the prior year. This was primarily due to higher non-cash stock compensation and payroll and related expenses.

Primarily as a result of the factors described above, operating income increased by $0.1 million, or 1%, to $13.0 million for the three months ended March 31, 2014 as compared to the same period in the prior year. The operating margin remained consistent at 9% for the three months ended March 31, 2014 and March 31, 2013.

Interest expense, net, decreased by $1.6 million, or 51%, to $1.5 million for the three months ended March 31, 2014 as compared to the same period in the prior year. This was primarily due to a $1.0 million reduction in interest charges due to the lower outstanding debt balance and lower weighted average interest rate in 2014; a $0.7 million increase in interest income primarily related to the refund of a goods and services tax due to a favorable ruling from the Canadian Court of Appeals holding that commissions paid to Canadian casinos were not subject to such tax; and an increase in the interest charge associated with the change in fair value of the interest rate cap of approximately $0.1 million.

Income tax expense increased by $0.4 million, or 10%, to $4.0 million for the three months ended March 31, 2014 as compared to the same period in the prior year. This was primarily due to the increase in income from operations before income tax expense of $1.7 million. The provision for income tax reflected an effective income tax rate of 34.7% for the three months ended March 31, 2014, which was lower than the statutory federal rate of 35.0% primarily due to the favorable foreign tax rate applicable to our foreign source income. The provision for income tax reflected an effective income tax rate of 37.0% for the same period in the prior year, which was greater than the statutory federal rate of 35.0% due in part to state taxes and the non-cash compensation expenses related to stock options.

Primarily as a result of the foregoing, net income increased by $1.4 million, or 22%, to $7.5 million for the three months ended March 31, 2014 as compared to the same period in the prior year.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our condensed consolidated financial statements. The SEC has defined critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain.

For the three months ended March 31, 2014, there were no material changes to the critical accounting policies and estimates discussed in our audited consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed on March 11, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents selected information about our financial position (in thousands):

	At March 31,	At December 31,
	2014	2013

Balance sheet data
Cash and cash equivalents	$194,566	$114,254
Total assets	598,645	527,327
Total borrowings	100,000	103,000
Stockholders’ equity	227,773	218,604

Cash Resources

Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at March 31, 2014 included cash in non-U.S. jurisdictions of approximately $13.7 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions.  This activity results in a balance due to us at the end of each business day that we recoup over the next few business days and classify as settlement receivables.  This activity also results in a balance due to our customers at the end of each business day that we remit over the next few business days and classify as settlement liabilities. As of March 31, 2014, we had $30.0 million in settlement receivables for which we received payment in April 2014.  As of March 31, 2014, we had $199.8 million in settlement liabilities due to our customers for these settlement services that were paid in April 2014.

Sources and Uses of Cash

The following table presents a summary of our cash flow activity (in thousands):

	Three Months Ended March 31,		Incr./(Decr.)
	2014	2013	Mar-14 vs. Mar-13

Cash flow activities
Net cash provided by/(used in) operating activities	$86,597	$(71,564)	$158,161
Net cash used in investing activities	(2,879)	(2,903)	24
Net cash used in financing activities	(3,327)	(7,625)	4,298
Effect of exchange rates on cash	(79)	(226)	147

Cash and cash equivalents
Net increase/(decrease) for the period	80,312	(82,318)	162,630
Balance, beginning of the period	114,254	153,020	(38,766)

Balance, end of the period	$194,566	$70,702	$123,864

Cash flows provided by/(used in) operating activities increased by $158.2 million for the three months ended March 31, 2014, as compared to the same period in the prior year. This was primarily due to a decrease in working capital mostly associated with the timing of our settlement receivables and settlement liabilities based on the number of business days outstanding prior to the settlement of our cash access transactions at the end of each period, an increase in net income and an increase in non-cash expenses for the three months ended March 31, 2014, as compared to the same period in the prior year.

Cash flows used in investing activities were consistent at $2.9 million for the three months ended March 31, 2014 and 2013.

Cash flows used in financing activities decreased by $4.3 million for the three months ended March 31, 2014 as compared to the same period in the prior year.  This was primarily due to lower principal payments on our existing credit facility and a decrease in the purchase of treasury stock associated with our stock repurchase program; partially offset by more proceeds from the exercise of stock options for the three months ended March 31, 2014, as compared to the same period in the prior year.

Deferred Tax Asset

At March 31, 2014, we had a net deferred income tax asset of $88.0 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004.  Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in pre-existing goodwill carried over from periods prior to the conversion.  Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.4%, this results in tax payments being approximately $19.0 million less than the annual provision for income taxes shown on our condensed consolidated statements of income and comprehensive income for financial accounting purposes, or the amount of the annual provision, if less.  There is an expected aggregate of $96.8 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations.  We believe that it is more likely than not that we will be able to utilize our deferred tax asset.  However, the utilization of this tax asset is subject to many factors beyond our control including our earnings, a change of control and future estimations of earnings.

Other Liquidity Needs and Resources

We obtain all of the cash required to operate our ATMs through various ATM Funding Agreements. Some gaming establishments provide the cash utilized within the ATM (“Site-Funded”). The Site-Funded receivables generated for the amount of cash dispensed from transactions performed at our ATMs are owned by us and we are liable to the gaming establishment for the face amount of the cash dispensed. In our condensed consolidated balance sheets, the amount of the receivable for transactions processed on these ATM transactions is included within settlement receivables and the amount due to the gaming establishment for the face amount of dispensing transactions is included within settlement liabilities.

Off-Balance Sheet Arrangements

For the Non-Site-Funded locations, our Contract Cash Solutions Agreement with Wells Fargo allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. As the cash is never an asset of ours, supplied cash is not reflected on our balance sheet. We are charged a cash usage fee for the cash used in these ATMs, which is included as interest expense in our condensed consolidated statements of income and comprehensive income. We recognize the fees as interest expense due to the similar operational characteristics to a revolving line of credit, the fact that the fees are calculated on a financial index and the fees are paid for access to a capital resource.

The Contract Cash Solutions Agreement allows us to utilize a maximum amount of $500.0 million.  This agreement is scheduled to terminate on November 30, 2015.  The outstanding balances of ATM cash we utilized were $324.8 million and $427.1 million as of March 31, 2014 and December 31, 2013, respectively.  The cash usage fees were $0.6 million for the three months ended March 31, 2014 and 2013.  We are exposed to interest rate risk to the extent that the applicable LIBOR increases, subject to the interest rate cap purchased in January 2012.

We are responsible for any losses of cash in the ATMs under our agreement with Wells Fargo and we self-insure for this risk. For the three months ended March 31, 2014 and 2013, we incurred no material losses related to this self-insurance.

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

We believe that borrowings available under the Senior Credit Facility, together with our anticipated operating cash flows, will be adequate to meet our anticipated requirements for working capital, capital expenditures and scheduled interest payments for the foreseeable future. Although no additional financing is currently contemplated, we may seek, if necessary or otherwise advisable and to the extent permitted under the terms of the Senior Credit Facility, additional financing through bank borrowings or public or private debt or equity financings. We cannot ensure that additional financing, if needed, will be available to us, or that, if available, the financing will be on terms favorable to us. The terms of any additional debt or equity financing that we may obtain in the future could impose additional limitations on our operations and/or management structure. We also cannot ensure that the estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. The currency supplied by Wells Fargo was $324.8 million as of March 31, 2014. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $3.2 million impact on income before taxes over a 12-month period.  Foreign gaming establishments’ supply the currency needs for the ATMs located on their premises.

Our Credit Facility bears interest at rates that can vary over time.  We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate or based on LIBOR.  We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities.  The weighted average interest rate was 4.0% for the three months ended March 31, 2014. Based upon the outstanding balance on the Credit Facility of $100.0 million on March 31, 2014, each 1% increase in the applicable LIBOR would have a $1.0 million impact on interest expense over a 12-month period.

In January 2012, we entered into a three year $150.0 million interest rate cap agreement pursuant to the terms and conditions of the Credit Facility, which partially mitigates our exposure to any increases to LIBOR to the extent LIBOR rises above 1.5% during the term of the interest rate cap agreement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of March 31, 2014 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control – Integrated Framework (“2013 Framework”).  Originally issued in 1992 (“1992 Framework”), the Framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplifies their use and application.  The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time the COSO will consider it as superseded by the 2013 Framework.  As of March 31, 2014, we continued to utilize the 1992 Framework and will continue to do so through the transition to the 2013 Framework by the end of 2014.

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

ITEM 1A. RISK FACTORS

There are a number of factors that may affect our business and financial results or stock price.  A complete description of these factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to those factors in the three months ended March 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

							Maximum
							Approximate Dollar
					Total Number of Shares		Value of Shares that
	Total Number of		Average Price per		Purchased as Part of		May Yet Be Purchased
	Shares Purchased or		Share Purchased or		Publicly Announced		Under the Plans or
	Withheld		Withheld		Plans or Programs		Programs
	(000’s)				(000’s)		($000’s)
Share Repurchases
1/1/14 – 1/31/14	55	(1)	$8.51	(2)	55	(1)	$21,291	(3)
2/1/14 – 2/28/14	247	(1)	$8.21	(2)	247	(1)	$19,259	(3)
3/1/14 – 3/31/14	-				-		$19,259	(3)

Sub-Total	302	(1)	$8.27	(2)	302	(1)

Tax Withholdings
1/1/14 – 1/31/14	1	(4)	$9.45	(5)	-		$-
2/1/14 – 2/28/14	-				-		$-
3/1/14 – 3/31/14	30	(4)	$8.54	(5)	-		$-

Sub-Total	31	(4)	$8.56	(5)	-

Total	333		$8.29		302

(1)         Represents the number of shares repurchased during the three months ended March 31, 2014 pursuant to the share repurchase program that our Board of Directors has authorized and approved giving us the authority to repurchase up to $40.0 million of our outstanding common stock over a two year period, which commenced in the first quarter of 2013.  This share repurchase program supersedes all prior share repurchase programs.

(2)      Represents the weighted average price per share of common stock repurchased pursuant to our share repurchase program.

(3)         Represents the maximum approximate dollar value of shares of common stock available for repurchase pursuant to the Rule 10b-18 share repurchase authorization at the end of the stated period.  No shares were repurchased during the month ended March 31, 2014.

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

31.1*

Certification of Ram V. Chary, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 6, 2014 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Randy L. Taylor, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 6, 2014 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Ram V. Chary, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 6, 2014 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Randy L. Taylor, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 6, 2014 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**

Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2014	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)	(Registrant)

By:	/s/ Randy L. Taylor
Randy L. Taylor
Chief Financial Officer
(For the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*

Certification of Ram V. Chary, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 6, 2014 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Randy L. Taylor, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 6, 2014 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Ram V. Chary, Chief Executive Officer of Global Cash Access Holdings, Inc. dated May 6, 2014 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Randy L. Taylor, Chief Financial Officer of Global Cash Access Holdings, Inc. dated May 6, 2014 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**

Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.