Form 10-Q
period 2014-06-30
Global Cash Access Holdings, Inc.
filed 2014-08-05
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of July 25, 2014 there were 65,940,618 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$144,946	$149,066	$295,517	$295,887

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	109,375	111,724	222,614	222,822
Operating expenses	21,261	19,479	41,299	38,463
Depreciation	1,919	1,945	3,846	3,513
Amortization	2,769	2,285	5,123	4,555
Total costs and expenses	135,324	135,433	272,882	269,353

Operating income	9,622	13,633	22,635	26,534

Other expenses
Interest expense, net of interest income	2,083	2,733	3,629	5,896
Total other expenses	2,083	2,733	3,629	5,896

Income from operations before tax	7,539	10,900	19,006	20,638

Income tax provision	2,815	4,124	6,793	7,726

Net income	4,724	6,776	12,213	12,912

Foreign currency translation	381	(97)	382	(512)

Comprehensive income	$5,105	$6,679	$12,595	$12,400

Earnings per share
Basic	$0.07	$0.10	$0.19	$0.19
Diluted	$0.07	$0.10	$0.18	$0.19

Weighted average common shares outstanding
Basic	65,970	66,116	65,940	66,401
Diluted	67,087	66,993	67,206	67,425

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

(Unaudited)

	At June 30,	At December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$161,998	$114,254
Restricted cash and cash equivalents	335	290
Settlement receivables	25,033	38,265
Other receivables, net of allowances for doubtful accounts of $2.7 million and $2.8 million, respectively	16,761	16,962
Inventory	11,744	9,413
Prepaid expenses and other assets	26,373	26,770
Property, equipment and leasehold improvements, net	18,716	18,710
Goodwill	188,525	180,084
Other intangible assets, net	41,149	31,535
Deferred income taxes, net	82,771	91,044

Total assets	$573,405	$527,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Settlement liabilities	$174,585	$145,022
Accounts payable and accrued expenses	68,233	60,701
Borrowings	96,000	103,000

Total liabilities	338,818	308,723

Commitments and Contingencies (Note 7)

Stockholders’ Equity

Common stock, $0.001 par value, 500,000 shares authorized and 90,211 and 89,233 shares issued at June 30, 2014 and December 31, 2013, respectively	90	89
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at June 30, 2014 and December 31, 2013	-	-
Additional paid-in capital	241,507	231,516
Retained earnings	160,225	148,012
Accumulated other comprehensive income	3,209	2,827
Treasury stock, at cost, 24,149 and 23,303 shares at June 30, 2014 and December 31, 2013, respectively	(170,444)	(163,840)

Total stockholders’ equity	234,587	218,604

Total liabilities and stockholders’ equity	$573,405	$527,327

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities
Net income	$12,213	$12,912
Adjustments to reconcile net income to cash provided by/(used in) operating activities:
Depreciation	3,846	3,513
Amortization of intangibles	5,123	4,555
Amortization of financing costs	942	852
(Gain)/loss on sale or disposal of assets	(21)	115
Provision for bad debts	4,229	3,971
Stock-based compensation	5,409	2,455
Changes in operating assets and liabilities:
Settlement receivables	13,257	(93,902)
Other receivables, net	(3,772)	(6,286)
Inventory	(2,269)	(441)
Prepaid and other assets	(117)	(1,238)
Deferred income taxes	5,611	7,211
Settlement liabilities	29,553	4,396
Accounts payable and accrued expenses	1,425	1,665

Net cash provided by/(used in) operating activities	75,429	(60,222)

Cash flows from investing activities
Acquisitions, net of cash acquired	(11,845)	-
Capital expenditures	(7,493)	(7,194)
Proceeds from sale of fixed assets	213	35
Changes in restricted cash and cash equivalents	(45)	-

Net cash used in investing activities	(19,170)	(7,159)

Cash flows from financing activities
Issuance costs of amended credit facility	-	(764)
Repayments against credit facility	(7,000)	(9,500)
Proceeds from exercise of stock options	4,613	2,382
Purchase of treasury stock	(6,604)	(11,654)

Net cash used in financing activities	(8,991)	(19,536)

Effect of exchange rates on cash	476	(655)

Cash and cash equivalents
Net increase/(decrease) for the period	47,744	(87,572)
Balance, beginning of the period	114,254	153,020

Balance, end of the period	$161,998	$65,448

Supplemental cash flow disclosures
Cash paid for interest	$3,504	$5,184
Cash paid for income tax, net of refunds	$508	$181
Non-cash tenant improvements paid by landlord	$-	$2,930
Accrued and unpaid capital expenditures	$1,253	$-
Accrued and unpaid contingent liability for NEWave acquisition	$2,463	$-

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

We are a leading provider of fully integrated cash access solutions and related services to the gaming industry. Our products and services provide: (a) gaming establishment patrons access to cash through a variety of methods, including Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point-of-sale (“POS”) debit card transactions, check verification and warranty services and money transfers; (b) integrated cash access devices and related services, such as slot machine ticket redemption and jackpot kiosks to the gaming industry; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in States that offer intra-state, Internet-based gaming and lottery activities.

2.              BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the full fiscal year.

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

Restricted Cash and Cash Equivalents

As part of our online payment solutions for gaming operators, we hold deposits on behalf of lottery patrons. These funds can be utilized by lottery patrons for the purchase of lottery tickets. We reflect this cash as restricted cash and maintain a liability for these funds in accounts payable and accrued expenses. In addition, we have a sponsorship agreement that requires us to maintain a minimum deposit as collateral for any potential chargeback loss activity occurring as a result of the sponsorship arrangement. All interest received on this deposit is recorded to restricted cash and cash equivalents.

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

Warranty Receivables

If a gaming establishment chooses to have a check warranted it sends a request to our third party check warranty service provider, asking whether it would be willing to accept the risk of cashing the check. If the check warranty provider accepts the risk and warrants the check, the gaming establishment negotiates the patron’s check by providing cash for the face amount of the check. If the check is dishonored by the patron’s bank upon presentment, the gaming establishment invokes the warranty, and the check warranty service provider purchases the check from the gaming establishment for the full check amount and then pursues collection activities on its own. In our Central Credit Check Warranty product under our agreement with the third party service provider, we receive all of the check warranty revenue. We are exposed to risk for the losses associated with any warranted items that cannot be collected from patrons issuing the items. Warranty receivables are defined as any amounts paid by the third party check warranty service provider to gaming establishments to purchase dishonored checks. The warranty receivables amount is recorded in other receivables, net on our condensed consolidated balance sheets. On a monthly basis, we evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) on our condensed consolidated statements of income and comprehensive income. Additionally, we pay a fee to the third party check warranty service provider for their service which is included in operating expenses on our condensed consolidated statements of income and comprehensive income.

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

Property, equipment and leasehold improvements are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset’s carrying value. There was no impairment for any of our property, equipment, or leasehold improvements as of June 30, 2014 and December 31, 2013.

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations.

We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative Step 0 assessment based on reviewing relevant events and circumstances; or a quantitative Step 1 assessment, which determines the fair value of the reporting unit using an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, we use the Step 2 assessment to determine the impairment. Our goodwill was not impaired as of June 30, 2014 and December 31, 2013.

Other Intangible Assets

Other intangible assets consist primarily of customer contracts (rights to provide cash access services and compliance, audit and data services to gaming establishment customers) acquired through business combinations and acquisitions, capitalized software development and technology costs and the acquisition cost of our patent related to the 3-in-1 rollover technology acquired in 2005. Customer contracts require us to make renewal assumptions, which impact the estimated useful lives of such assets. Capitalized software development and technology costs require us to make certain judgments as to the stages of development and costs eligible for capitalization. Capitalized software costs placed in service are amortized over their useful lives, generally not to exceed three years. The acquisition cost of the 3-in-1 rollover patent is being amortized over the term of the patent, which expires in 2018. Other intangible assets are reviewed annually for impairment and whenever events or circumstances indicate that the carrying amounts may not be recoverable. This assessment requires the use of estimates about future operating results. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations. Our other intangible assets were not impaired as of June 30, 2014 and December 31, 2013.

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

Interest Rate Cap

In conjunction with the terms and conditions of the Senior Credit Facility, we purchased a $150.0 million notional amount interest rate cap with an effective date of January 5, 2012 and a term of three years. We purchased this interest rate cap to partially reduce our exposure to increases in the London Interbank Offer Rate (“LIBOR’) above 1.5% during the term of the interest rate cap with respect to our variable rate debt obligations under the Senior Credit Facility and our obligations under the Contract Cash Solutions Agreement with Wells Fargo. This interest rate cap is recorded in other assets in the balance sheet, and is marked to market based on a quoted market price with the effects offset in our condensed consolidated statements of income and comprehensive income. The interest rate cap carrying value and fair value approximate each other and these values were not material as of June 30, 2014 and December 31, 2013.

The following table presents the fair value and carrying value of our borrowings (amounts in thousands):

	Level of		Carrying
	Hierarchy(*)	Fair Value	Value

June 30, 2014
Senior credit facility	2	$96,120	$96,000

December 31, 2013
Senior credit facility	2	$104,030	$103,000

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

Revenue Recognition

We recognize revenue when evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. We evaluate our revenue streams for proper timing of revenue recognition. Revenue is recognized as products are delivered or services are performed.

In certain cases, we also enter into revenue arrangements that include the delivery of multiple elements.  Revenue recognition for these types of transactions occurs when the relevant criteria for each multiple deliverable element have been met.

In certain other cases, we enter into revenue arrangements that include the use of software license rights, maintenance, support and professional services for our compliance, audit and data services offerings. Revenue for these products and services is recognized under the software recognition guidance.

Cost of Revenues (exclusive of depreciation and amortization)

The cost of revenues (exclusive of depreciation and amortization) represents the direct costs required to perform revenue generating transactions. The principal costs included within cost of revenues (exclusive of depreciation and amortization) are commissions paid to gaming establishments, interchange fees paid to credit and debit card networks, transaction processing fees to our transaction processor, inventory costs associated with the sale of our integrated kiosks, check cashing warranties and third-party licensing costs.

Advertising, Marketing and Promotional Costs

We expense advertising, marketing and promotional costs as incurred. Total advertising, marketing and promotional costs, included in operating expenses in our condensed consolidated statements of income and comprehensive income, were $0.2 million and $0.4 million and $0.1 million and $0.3 million for the three and six months ended June 30, 2014 and 2013, respectively.

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

Foreign Currency Translation

Foreign currency denominated assets and liabilities for those foreign entities for which the local currency is the functional currency are translated into U.S. dollars based on exchange rates prevailing at the end of each period. Revenues and expenses are translated at average exchange rates during the period. The effects of foreign exchange gains and losses arising from these translations are included as a component of other comprehensive income in our condensed consolidated statements of income and comprehensive income.

Translation adjustments on intercompany balances of a long-term investment nature are recorded as a component of accumulated other comprehensive income in our condensed consolidated balance sheets.

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
•

the projections for future performance, weighted average cost of capital (“WACC”) and growth rates as well as other factors used in our annual goodwill and other intangible assets impairment evaluations;

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

Our time-based stock options expected to be exercised currently, and in future periods, were measured at fair value on the grant date using the Black Scholes model. Our restricted stock expected to be vested currently, and in future periods, were measured at fair value based on the stock price on the grant date. The compensation expense associated with these awards is recognized on a straight-line basis over the awards’ vesting periods. In addition, in May 2014, we issued our Chief Executive Officer cliff vesting time-based option awards that will vest upon the completion of the requisite service periods and have been valued using the Black Scholes model.  The compensation expense associated with these awards is recognized on a straight-line basis over the awards’ vesting periods.

During the three and six months ended June 30, 2014, we issued market-based stock options to our executive officers that will vest if our average stock price in any period of 30 consecutive trading days meets certain target prices during a four year period that commenced on the grant date of these options. If these target prices are not met during the four year period, the unvested shares underlying the options will terminate except if there is a change in control of the Company as defined in the 2005 Plan in which case the unvested shares underlying such options shall become fully vested on the effective date of such change in control transaction. The options were measured at fair value on the grant date using a lattice-based valuation model based on the median time horizon from the date of grant for these options to the vesting date for those paths that achieved the target threshold(s). The compensation expense associated with these awards is recognized on a straight-line basis over the median vesting period calculated under such valuation model.

Forfeitures are estimated at the grant date for our time-based and market-based awards, with such estimates updated periodically; and with actual forfeitures recognized currently to the extent they differ from the estimates. Unless otherwise provided by the administrator of our 2005 Plan, stock options granted under this plan generally expire ten years from the date of grant. The exercise price of stock options is generally the closing market price of our common stock on the date of the stock option grant.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, which creates FASB Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” and supersedes ASC Topic 605, “Revenue Recognition”. The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

3.              ATM FUNDING AGREEMENTS

Our Contract Cash Solutions Agreement with Wells Fargo allows us to utilize a maximum of $500.0 million to provide the currency needed for normal operating requirements for our ATMs.  This agreement is scheduled to terminate on November 30, 2015.  The outstanding balances of ATM cash we utilized were $319.0 million and $427.1 million as of June 30, 2014 and December 31, 2013, respectively.  For the three and six months ended June 30, 2014 and 2013, the cash usage fees incurred by the Company were $0.6 million and $1.2 million and $0.6 million and $1.1 million, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR increases, subject to the interest rate cap.

We are responsible for any losses of cash in the ATMs under our agreement with Wells Fargo and we are self-insured for this risk. We incurred no material losses related to this self-insurance for the three and six months ended June 30, 2014 and 2013.

We operate ATMs at certain customer gaming establishments where the gaming establishments provide the cash required for the ATMs’ operational needs. We are required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities on our condensed consolidated balance sheets and was $103.3 million and $68.9 million as of June 30, 2014 and December 31, 2013, respectively.

4.              ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents our accounts payable and accrued expenses (amounts in thousands):

	At
	June 30, 2014	December 31, 2013

Accounts payable	$36,718	$35,662
Payroll and related expenses	2,955	4,758
Processing and related expenses	5,080	4,330
Deferred and unearned revenues	11,968	7,883
Other	11,512	8,068

Total accounts payable and accrued expenses	$68,233	$60,701

5.              BUSINESS COMBINATIONS

NEWave, Inc.

In April 2014, we acquired all of the outstanding capital stock of NEWave, Inc., (“NEWave”) for an aggregate purchase price of approximately $14.9 million, of which approximately $2.5 million is expected to be paid one year from the closing date. NEWave is a supplier of compliance, audit and data efficiency software to the gaming industry.

We have not provided the supplemental pro forma impact of the NEWave acquisition on the revenue and earnings of the combined entity as if the acquisition date had been January 1, 2014, or 2013, and the amount of revenue and earnings derived from NEWave have not been presented on a supplemental basis as such amounts are not material for the three and six months ended June 30, 2014 and 2013, respectively.

6.              BORROWINGS

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

We had $96.0 million of outstanding indebtedness under the Senior Credit Facility, all of which was outstanding under the term loan facility as of June 30, 2014.

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

The weighted average interest rate was 4.0% for the three and six months ended June 30, 2014. We also had no amounts outstanding under our letter of credit sub facility that is part of our revolving credit facility as of June 30, 2014. The Senior Credit Facility is unconditionally guaranteed by Holdings and each direct and indirect domestic subsidiary of GCA. All amounts owing under the Senior Credit Facility are secured by a first priority perfected security interest in all stock (but only 65% of the stock of foreign subsidiaries), other equity interests and promissory notes owned by us and a first priority perfected security interest in all other tangible and intangible assets owned by us and our guarantors.

The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. We were in compliance with the required covenants as of June 30, 2014.

7.              COMMITMENTS AND CONTINGENCIES

We are subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

8.              SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

Our current share repurchase program grants us the authority to repurchase up to $40.0 million of our outstanding common stock over a two year period, which commenced in the first quarter of 2013. We repurchased approximately 0.5 million and 0.8 million shares of common stock for cash of $3.7 million and $6.2 million under the share repurchase program during the three and six months ended June 30, 2014, respectively. We repurchased approximately 1.0 million and 1.7 million shares of common stock for cash of $7.0 million and $11.7 million under the share repurchase program during the three and six months ended June 30, 2013, respectively. Since its inception, we have repurchased $24.5 million in cash with $15.5 million remaining under the program as of June 30, 2014. We completed the share repurchases with cash on hand and we intend to continue to use cash on hand for these share repurchases. The repurchase program authorizes us to buy our common stock from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The share repurchase program is subject to prevailing market conditions and other considerations and may be suspended or discontinued at any time.

Treasury Stock

In addition to open market purchases of common stock authorized under our share repurchase program, employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards approximately 12,000 shares and 43,100 shares of common stock at an aggregate purchase price of approximately $0.1 million and $0.4 million to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards during the three and six months ended June 30, 2014, respectively. We repurchased or withheld from restricted stock awards approximately 4,000 shares and 11,000 shares of common stock at an aggregate purchase price of approximately $29,000 and $78,000 to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards during the three and six months ended June 30, 2013, respectively.

9.              WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Weighted average number of common shares outstanding - basic	65,970	66,116	65,940	66,401

Potential dilution from equity awards(1)	1,117	877	1,266	1,024

Weighted average number of common shares outstanding - diluted	67,087	66,993	67,206	67,425

(1)         The potential dilution excludes the weighted average effect of equity awards to acquire 7.5 million and 6.5 million and 7.7 million and 6.0 million of our common stock for the three and six months ended June 30, 2014 and 2013, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

10.       SHARE-BASED COMPENSATION

Equity Incentive Awards

In January 2005, we adopted the 2005 Stock Incentive Plan (the “2005 Plan”) to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and thus to promote the success of our business. The 2005 Plan is administered by our Compensation Committee. The administrator of the 2005 Plan has the authority to select individuals who are to receive options or other equity incentive awards under the 2005 Plan and to specify the terms and conditions of grants of options or other equity incentive awards, the vesting provisions, the term and the exercise price.

In May 2014, we adopted the 2014 Equity Incentive Plan (the “2014 Plan”) to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and thus to promote the success of our business. The 2014 Plan is administered by our Compensation Committee. The administrator of the 2014 Plan has the authority to select individuals who are to receive options or other equity incentive awards under the 2014 Plan and to specify the terms and conditions of grants of options or other equity incentive awards, the vesting provisions, the term and the exercise price.

Generally, our time-based stock options granted under the 2005 Plan (other than those granted to non-employee directors) will vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years.

Generally, our time-based stock options granted under the 2014 Plan will vest at a rate of 25% per year on each of the first four yearly anniversary dates of the option grant date.

Our market-based stock options granted under the 2005 Plan typically vest if our average stock price in any period of 30 consecutive trading days meets certain target prices during a four year period that commenced on the date of grant for this option.  If these target prices are not met during such four year period, the unvested shares underlying the option will terminate except if there is a change in control of the Company as defined in the 2005 Plan in which case the unvested shares underlying such options shall become fully vested on the effective date of such change in control.

Our cliff vesting time-based stock options granted to our Chief Executive Officer under the 2005 Plan will vest based on the requisite service periods with a portion to vest after five years and another portion to vest after six years.

The vesting provisions of restricted stock under the 2005 Plan are similar to those applicable to time-based stock options under the 2005 Plan. As these restricted shares were issued primarily to our employees when all or a portion of the restricted stock award vests, in most cases, a certain portion of the shares subject to the restricted stock award will be withheld by us to satisfy the statutory withholding requirements applicable to the restricted stock grants. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced. These shares will vest over a period of four years.

A summary of award activity is as follows (in thousands):

	Stock Options Granted	Restricted Stock Granted

Outstanding, December 31, 2013	8,872	404

Additional authorized shares	-	-
Granted	4,973	-
Exercised options or vested shares	(826)	(152)
Canceled or forfeited	(618)	(99)

Outstanding, June 30, 2014	12,401	153

The maximum number of shares available for future equity awards under the 2014 Plan is approximately 10.3 million shares of our common stock; and there are no shares available for future equity awards under the 2005 Plan.

Stock Options

The fair value of our time-based options was determined as of the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2014	2013

Risk-free interest rate	1%	1%
Expected life of options (in years)	4	4
Expected volatility	54%	61%
Expected dividend yield	0%	0%

The fair value of our cliff vesting time-based options was determined as of the date of grant using the Black Scholes option pricing model. For the five year cliff vesting time-based options, the assumptions were: (a) risk-free interest rate of 2%; (b) expected term of five years; (c) expected volatility of 52%; and (d) no expected dividend yield. For the six year cliff vesting time-based options, the assumptions were: (a) risk-free interest rate of 2%; (b) expected term of six years; (c) expected volatility of 58%; and (d) no expected dividend yield.

The fair value of our market-based options was determined as of the date of grant using a lattice-based option valuation model. For the market-based options issued to our CEO in the first quarter 2014, the assumptions were: (a) risk-free interest rate of 1%; (b) measurement period of four years; (c) expected volatility of 51%; and (d) no expected dividend yield. For the market-based options issued to our senior executive officers in the second quarter 2014, the assumptions were: (a) risk-free interest rate of 1%; (b) measurement period of four years; (c) expected volatility of 52%; and (d) no expected dividend yield.

The following table presents the options activity:

	Number of Common Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Life Remaining (years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2013	8,872	$7.54	5.9	$27,301

Granted	4,973	7.53
Exercised	(826)	5.52
Canceled or forfeited	(618)	6.82

Outstanding, June 30, 2014	12,401	$7.70	6.7	$22,661

Vested and expected to vest, June 30, 2014	11,323	$7.76	6.5	$20,715

Exercisable, June 30, 2014	6,391	$8.13	4.2	$12,684

There were 3.0 million and 5.0 million options granted during the three and six months ended June 30, 2014. There were no options granted during the three months ended June 30, 2013, while there were 1.2 million options granted during the six months ended June 30, 2013. The weighted average grant date fair value per share of the options granted was $2.86 and $3.27 for the three and six months ended June 30, 2014, respectively. The weighted average grant date fair value per share of the options granted was $3.32 for the six months ended June 30, 2013. The total intrinsic value of options exercised was $0.7 million and $2.4 million and $0.8 million and $1.5 million for the three and six months ended June 30, 2014 and 2013, respectively.

There was $15.6 million in unrecognized compensation expense related to options expected to vest as of June 30, 2014.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.9 years. We received $4.6 million in proceeds from the exercise of options and recorded $4.6 million in non-cash compensation expense related to options granted that are expected to vest for the six months ended June 30, 2014.

There was $9.4 million in unrecognized compensation expense related to options expected to vest as of June 30, 2013.  This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.7 years. We received $2.4 million in proceeds from the exercise of options and recorded $2.2 million in non-cash compensation expense related to options granted that are expected to vest for the six months ended June 30, 2013.

Restricted Stock

The following table presents a summary of non-vested share awards for our time-based restricted shares:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)

Outstanding, December 31, 2013	404	$7.05

Vested	(152)	7.09
Forfeited	(99)	6.90

Outstanding, June 30, 2014	153	$7.11

There was no restricted stock granted during the three or six months ended June 30, 2014. There was no restricted stock granted during the three months ended June 30, 2013. There were 0.4 million shares of time-based restricted shares granted for the six months ended June 30, 2013. The weighted average grant date fair value per share of restricted stock granted was $7.09 for the six months ended June 30, 2013.  The total fair value of shares vested was $0.4 million and $1.4 million and $0.1 million and $0.3 million for the three and six months ended June 30, 2014 and 2013, respectively.

There was $1.4 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest as of June 30, 2014. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.6 years. There were 0.2 million shares of time-based restricted shares vested and we recorded $0.8 million in non-cash compensation expense related to the restricted stock granted that is expected to vest for the six months ended June 30, 2014.

There was $2.4 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest as of June 30, 2013. This cost was expected to be recognized on a straight-line basis over a weighted average period of 3.6 years. There were 42,000 shares of time-based restricted shares vested and we recorded $0.3 million in non-cash compensation expense related to the restricted stock granted that is expected to vest for the six months ended June 30, 2013.

11.      INCOME TAXES

The provision for income tax reflected an effective income tax rate of 37.3% and 35.7% for the three and six months ended June 30, 2014, respectively, which was greater than the statutory federal rate of 35.0% primarily due to state taxes, an increase in the Company’s valuation allowance for certain foreign losses and the non-cash compensation expenses related to stock options; partially offset by a favorable foreign tax rate applicable to certain foreign source income. The provision for income tax reflected an effective income tax rate of 37.8% and 37.4% for the same periods in the prior year, which were both greater than the statutory federal rate of 35.0% due in part to state taxes and the non-cash compensation expenses related to stock options.

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We believe that our income tax filing positions and deductions will be sustained upon audit and we do not anticipate any adjustments that will result in a material change to our financial position. We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expense.

12.       SEGMENT INFORMATION

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

We operate in three distinct business segments: (1) Cash Advance, (2) ATM and (3) Check Services. These segments are monitored separately by management for performance against its internal forecast and are consistent with our internal management reporting. The Other segment consists of certain lines of business, none of which exceeds the established materiality for segment reporting, and includes: Integrated Kiosk Sales, Kiosk Parts and Services, Central Credit reporting services, NEWave products and services and Casino Marketing Services, among others. In connection with our fully integrated solution offerings, we provide kiosks to our gaming establishment customers; whereby the related costs are allocated to the Cash Advance and ATM segments.

We do not allocate depreciation and amortization expenses to the business segments.  Certain corporate overhead expenses have been allocated to the segments for identifiable items related to such segments or based on a reasonable methodology.

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

Major Customers

For the three and six months ended June 30, 2014 and 2013, none of our customers had combined revenues from all segments equal to or greater than 10%. Our five largest customers accounted for approximately 30% of revenues for the three and six months ended June 30, 2014, respectively; and 33% for the three and six months ended June 30, 2013, respectively.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

The following tables present our segment information (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues
Cash Advance	$57,612	$57,292	$119,642	$115,987
ATM	69,691	72,972	143,020	148,247
Check Services	5,364	5,530	10,628	11,401
Other	12,279	13,272	22,227	20,252

Total revenues	$144,946	$149,066	$295,517	$295,887

Operating income
Cash Advance	$15,671	$15,568	$33,783	$31,313
ATM	6,082	6,230	12,346	13,211
Check Services	2,787	3,403	5,659	6,799
Other	4,476	6,350	8,472	9,796
Corporate	(19,394)	(17,918)	(37,625)	(34,585)

Total operating income	$9,622	$13,633	$22,635	$26,534

	At
	June 30, 2014	December 31, 2013
Total assets
Cash Advance	$142,300	$145,939
ATM	62,181	69,627
Check Services	30,571	30,930
Other	71,653	56,946
Corporate	266,700	223,885

Total assets	$573,405	$527,327

13.       SUBSEQUENT EVENTS

As of August 5, 2014, we had not identified, and were not aware of, any subsequent events for the three and six months ended June 30, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business and certain trends, risks and challenges.  We then discuss our results of operations for the three and six months ended June 30, 2014 as compared to the same period for 2013. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity needs and off-balance sheet arrangements. We conclude with a discussion of critical accounting policies and their impact on our condensed consolidated financial statements.

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

Overview

We are a global provider of fully integrated cash access solutions and related services to the gaming industry. Our products and services provide: (a) gaming establishment patrons access to cash through a variety of methods, including Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point-of-sale (“POS”) debit card transactions, check verification and warranty services and money transfers; (b) integrated cash access devices and related services, such as slot machine ticket redemption and jackpot kiosks to the gaming industry; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in States that offer intra-state, Internet-based gaming and lottery activities.

Trends

Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We have identified the more material positive and negative trends affecting our business as the following:

•      Gaming activity continues to expand into more domestic and international markets.

•      There has been a slowdown in the U.S. gaming industry for the first half of 2014.

Factors Affecting Comparability

•      In March 2014, our contract with Caesars Entertainment (“Caesars”, “CET”) expired and was not renewed.  As such, we expect our Cash Advance and ATM revenues and cost of revenues to be impacted for the remainder of the year.

•      In April 2014, we acquired all of the outstanding capital stock of NEWave, a supplier of compliance, audit and data efficiency software to the gaming industry. We believe this acquisition will complement our integrated solutions. Although NEWave will not have a material impact on our results of operations and financial condition, it will contribute to our Other segment.

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

•      Other revenues include: (a) amounts derived from the sale of integrated cash access devices, such as slot machine ticket redemption and jackpot kiosks; and from the provision of certain professional services, software licensing, and certain other ancillary fees associated with the sale, installation and maintenance of those devices; (b) Central Credit revenues that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated; (c) NEWave revenues that are based on the sales of software licenses, subscriptions, hardware, professional services and maintenance of such products and services; and (d) amounts derived from ancillary marketing, database and Internet gaming activities.

Our principal costs and expenses include:

•      Cost of revenues (exclusive of depreciation and amortization), which are costs and expenses directly related to the generation of revenue.

o     For credit card cash access and POS debit card transactions and ATM transactions, we pay a commission to the gaming establishment at which the transaction occurs. Commissions are the largest component of cost of revenues (exclusive of depreciation and amortization). We expect commissions to increase as a percentage of revenue as new contracts are signed or existing contracts are renewed. We pay credit card associations and payment networks interchange fees for services they provide in routing transactions through their networks. In addition, we pay fees to participate in various payment networks to support our ATM services. These interchange fees are determined by the card associations and payment networks at their sole discretion, and are subject to increase at their discretion from time to time. Many of our cash access contracts enable us to pass through the amount of any increase in interchange or processing fees to our gaming establishment customers, who may in turn pass through these increases to patrons. In the past, the major card associations and payment networks have increased interchange rates at least annually, and they may do so in the future. We pay connectivity and processing fees to our network services providers. In connection with our fully integrated solution offerings, we provide kiosks to our gaming establishment customers; whereby the related costs are allocated to the Cash Advance and ATM segments.

o     For our Check Services transactions, we incur warranty expense for those checks we have warranted through our third party service provider that are dishonored upon presentment for payment. In addition, for our Check Services transactions, we may pay a commission to the gaming establishment at which the transaction occurs.

o     Other cost of revenues primarily includes expenses related to our integrated kiosk sales and services, Central Credit services, NEWave sales and services and our patron marketing activities.

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

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

The following table presents our unaudited condensed consolidated results of operations (amounts in thousands)*:

	Three Months Ended
	June 30, 2014		June 30, 2013		Jun-14 vs. Jun-13
	$	%	$	%	$ Var	% Var

Revenues
Cash advance	$57,612	40%	$57,292	38%	$320	1%
ATM	69,691	48%	72,972	49%	(3,281)	(4)%
Check services	5,364	4%	5,530	4%	(166)	(3)%
Other revenues	12,279	8%	13,272	9%	(993)	(7)%
Total revenues	144,946	100%	149,066	100%	(4,120)	(3)%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	109,375	75%	111,724	75%	(2,349)	(2)%
Operating expenses	21,261	15%	19,479	13%	1,782	9%
Depreciation	1,919	1%	1,945	1%	(26)	(1)%
Amortization	2,769	2%	2,285	2%	484	21%
Total costs and expenses	135,324	93%	135,433	91%	(109)	(0)%

Operating income	9,622	7%	13,633	9%	(4,011)	(29)%

Other expenses
Interest expense, net of interest income	2,083	2%	2,733	2%	(650)	(24)%
Total other expenses	2,083	2%	2,733	2%	(650)	(24)%

Income from operations before tax	7,539	5%	10,900	7%	(3,361)	(31)%

Income tax provision	2,815	2%	4,124	3%	(1,309)	(32)%

Net income	$4,724	3%	$6,776	4%	$(2,052)	(30)%

*Rounding may cause variances

Total Revenues

Total revenues decreased by $4.1 million, or 3%, to $144.9 million for the three months ended June 30, 2014 as compared to the same period in the prior year. This was primarily due to the CET contract that was not renewed, which represented approximately $11.3 million in lost revenues for the three months ended June 30, 2014. Excluding the CET contract, total revenues increased by 5.3%.

Cash Advance revenues increased by $0.3 million, or 1%, to $57.6 million for the three months ended June 30, 2014 as compared to the same period in the prior year.  This was primarily due to an increase in the aggregate dollar amount processed for Cash Advance transactions. Cash advance revenues increased despite the termination of the CET contract, which accounted for approximately $4.0 million in lost cash advance revenues for the three months ended June 30, 2014.

ATM revenues decreased by $3.3 million, or 4%, to $69.7 million for the three months ended June 30, 2014 as compared to the same period in the prior year. This was primarily due to the loss of the CET contract; partially offset by new business. The CET contract accounted for approximately $7.3 million in lost ATM revenues for the three months ended June 30, 2014.

Check Services revenues decreased by $0.2 million, or 3%, to $5.4 million for the three months ended June 30, 2014 as compared to the same period in the prior year. This was primarily due to a decrease in the number of Check Services transactions processed.

Other revenues decreased by $1.0 million, or 7%, to $12.3 million for the three months ended June 30, 2014 as compared to the same period in the prior year. This was primarily due to integrated kiosk sales at lower price points and solution integrated kiosk sales, which generate no upfront revenues; partially offset by the revenues from our NEWave compliance, audit and data services offerings.

Costs and Expenses

Cost of revenues (exclusive of depreciation and amortization) decreased by $2.3 million, or 2%, to $109.4 million for the three months ended June 30, 2014 as compared to the same period in the prior year. This was primarily due to lower variable costs associated with the decline in ATM revenues, partially offset by an increase in warranty costs associated with Check Services.

Operating expenses increased by $1.8 million, or 9%, to $21.3 million for the three months ended June 30, 2014 as compared to the same period in the prior year. This was primarily due to higher non-cash stock compensation expense.

Primarily as a result of the factors described above, operating income decreased by $4.0 million, or 29%, to $9.6 million for the three months ended June 30, 2014 as compared to the same period in the prior year. The operating margin decreased to 7% for the three months ended June 30, 2014, as compared to 9% for the three months ended June 30, 2013.

Interest expense, net, decreased by $0.7 million, or 24%, to $2.1 million for the three months ended June 30, 2014 as compared to the same period in the prior year. This was primarily due to a $0.6 million reduction in interest charges due to the lower outstanding debt balance and lower weighted average interest rate in 2014.

Income tax expense decreased by $1.3 million, or 32%, to $2.8 million for the three months ended June 30, 2014 as compared to the same period in the prior year. This was primarily due to the decrease in income from operations before income tax expense of $3.4 million. The provision for income tax reflected an effective income tax rate of 37.3% for the three months ended June 30, 2014, which was greater than the statutory federal rate of 35.0% primarily due to state taxes, an increase in the Company’s valuation allowance for certain foreign losses and the non-cash compensation expenses related to stock options; partially offset by a favorable foreign tax rate applicable to certain foreign source income. The provision for income tax reflected an effective income tax rate of 37.8% for the same period in the prior year, which was greater than the statutory federal rate of 35.0% due in part to state taxes and the non-cash compensation expenses related to stock options.

Primarily as a result of the foregoing, net income decreased by $2.1 million, or 30%, to $4.7 million for the three months ended June 30, 2014 as compared to the same period in the prior year.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

The following table presents our unaudited condensed consolidated results of operations (amounts in thousands)*:

	Six Months Ended
	June 30, 2014		June 30, 2013		Jun-14 vs. Jun-13
	$	%	$	%	$ Var	% Var

Revenues
Cash advance	$119,642	40%	$115,987	39%	$3,655	3%
ATM	143,020	48%	148,247	50%	(5,227)	(4)%
Check services	10,628	4%	11,401	4%	(773)	(7)%
Other revenues	22,227	8%	20,252	7%	1,975	10%
Total revenues	295,517	100%	295,887	100%	(370)	(0)%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	222,614	75%	222,822	75%	(208)	(0)%
Operating expenses	41,299	14%	38,463	13%	2,836	7%
Depreciation	3,846	1%	3,513	1%	333	9%
Amortization	5,123	2%	4,555	2%	568	12%
Total costs and expenses	272,882	92%	269,353	91%	3,529	1%

Operating income	22,635	8%	26,534	9%	(3,899)	(15)%

Other expenses
Interest expense, net of interest income	3,629	1%	5,896	2%	(2,267)	(38)%
Total other expenses	3,629	1%	5,896	2%	(2,267)	(38)%

Income from operations before tax	19,006	7%	20,638	7%	(1,632)	(8)%

Income tax provision	6,793	3%	7,726	3%	(933)	(12)%

Net income	$12,213	4%	$12,912	4%	$(699)	(5)%

*Rounding may cause variances

Total Revenues

Total revenues decreased by $0.4 million, or 0%, to $295.5 million for the six months ended June 30, 2014 as compared to the same period in the prior year. Excluding the CET contract, which represented approximately $11.3 million in lost revenues for the six months ended June 30, 2014, total revenues would have increased by 3.9%.

Cash Advance revenues increased by $3.7 million, or 3%, to $119.6 million for the six months ended June 30, 2014 as compared to the same period in the prior year.  This was primarily due to an increase in the aggregate dollar amount processed for Cash Advance transactions. Cash advance revenues increased despite the termination of the CET contract, which accounted for approximately $4.0 million in lost cash advance revenues for the six months ended June 30, 2014.

ATM revenues decreased by $5.2 million, or 4%, to $143.0 million for the six months ended June 30, 2014 as compared to the same period in the prior year. This was primarily due to the loss of the CET contract; partially offset by new business. The CET contract accounted for approximately $7.3 million in lost ATM revenues for the six months ended June 30, 2014.

Check Services revenues decreased by $0.8 million, or 7%, to $10.6 million for the six months ended June 30, 2014 as compared to the same period in the prior year. This was primarily due to lost business and a decrease in the number of Check Services transactions processed.

Other revenues increased by $2.0 million, or 10%, to $22.2 million for the six months ended June 30, 2014 as compared to the same period in the prior year. This was primarily due to the results from our NEWave compliance, audit and data services offerings as well as an increase in integrated kiosk sales.

Costs and Expenses

Cost of revenues (exclusive of depreciation and amortization) decreased by $0.2 million, or 0%, to $222.6 million for the six months ended June 30, 2014 as compared to the same period in the prior year. This was primarily due to lower variable costs associated with the decline in ATM revenues; mostly offset by higher variable costs associated with higher revenues in both the Cash Advance and Other segments.

Operating expenses increased by $2.8 million, or 7%, to $41.3 million for the six months ended June 30, 2014 as compared to the same period in the prior year. This was primarily due to higher non-cash stock compensation expense.

Primarily as a result of the factors described above, operating income decreased by $3.9 million, or 15%, to $22.6 million for the six months ended June 30, 2014 as compared to the same period in the prior year. The operating margin decreased to 8% for the six months ended June 30, 2014, as compared to 9% for the six months ended June 30, 2013.

Interest expense, net, decreased by $2.3 million, or 38%, to $3.6 million for the six months ended June 30, 2014 as compared to the same period in the prior year. This was primarily due to a $1.7 million reduction in interest charges due to the lower outstanding debt balance and lower weighted average interest rate on our Senior Credit Facility in 2014; and $0.6 million increase in interest income primarily related to the refund of a goods and services tax due to a favorable ruling from the Canadian Court of Appeals holding that commissions paid to Canadian casinos were not subject to such tax.

Income tax expense decreased by $0.9 million, or 12%, to $6.8 million for the six months ended June 30, 2014 as compared to the same period in the prior year. This was primarily due to the decrease in income from operations before income tax expense of $1.6 million. The provision for income tax reflected an effective income tax rate of 35.7% for the six months ended June 30, 2014, which was higher than the statutory federal rate of 35.0% primarily due to state taxes, an increase in the Company’s valuation allowance for certain foreign losses and the non-cash compensation expenses related to stock options; partially offset by a favorable foreign tax rate applicable to certain foreign source income. The provision for income tax reflected an effective income tax rate of 37.4% for the same period in the prior year, which was greater than the statutory federal rate of 35.0% due in part to state taxes and the non-cash compensation expenses related to stock options.

Primarily as a result of the foregoing, net income decreased by $0.7 million, or 5%, to $12.2 million for the six months ended June 30, 2014 as compared to the same period in the prior year.

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

For the three and six months ended June 30, 2014, there were no material changes to the critical accounting policies and estimates discussed in our audited consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed on March 11, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, which creates FASB Accounting Standards Codification ("ASC") Topic 606, “Revenue from Contracts with Customers” and supersedes ASC Topic 605, “Revenue Recognition”. The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents selected information about our financial position (in thousands):

	At June 30,	At December 31,
	2014	2013

Balance sheet data
Cash and cash equivalents	$161,998	$114,254
Total assets	573,405	527,327
Total borrowings	96,000	103,000
Stockholders’ equity	234,587	218,604

Cash Resources

Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at June 30, 2014 included cash in non-U.S. jurisdictions of approximately $16.9 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions.  This activity results in a balance due to us at the end of each business day that we recoup over the next few business days and classify as settlement receivables.  This activity also results in a balance due to our customers at the end of each business day that we remit over the next few business days and classify as settlement liabilities. As of June 30, 2014, we had $25.0 million in settlement receivables for which we received payment in July 2014.  As of June 30, 2014, we had $174.6 million in settlement liabilities due to our customers for these settlement services that were paid in July 2014.

Sources and Uses of Cash

The following table presents a summary of our cash flow activity (in thousands):

	Six Months Ended June 30,		Incr./(Decr.)
	2014	2013	Jun-14 vs. Jun-13

Cash flow activities
Net cash provided by/(used in) operating activities	$75,429	$(60,222)	$135,651
Net cash used in investing activities	(19,170)	(7,159)	(12,011)
Net cash used in financing activities	(8,991)	(19,536)	10,545
Effect of exchange rates on cash	476	(655)	1,131

Cash and cash equivalents
Net increase/(decrease) for the period	47,744	(87,572)	135,316
Balance, beginning of the period	114,254	153,020	(38,766)

Balance, end of the period	$161,998	$65,448	$96,550

Cash flows provided by/(used in) operating activities increased by $135.7 million for the six months ended June 30, 2014, as compared to the same period in the prior year. This was primarily due to an increase in working capital mostly associated with the timing of our settlement receivables and settlement liabilities based on the number of business days outstanding prior to the settlement of our cash access transactions at the end of each period, a decrease in net income and an increase in non-cash expenses for the six months ended June 30, 2014, as compared to the same period in the prior year.

Cash flows used in investing activities increased by $12.0 million for the six months ended June 30, 2014, as compared to the same period in the prior year.  This was primarily due to the acquisition of all outstanding capital stock of NEWave for approximately $11.8 million.

Cash flows used in financing activities decreased by $10.5 million for the six months ended June 30, 2014 as compared to the same period in the prior year.  This was primarily due to lower principal payments on our existing credit facility, a decrease in the purchase of treasury stock associated with our stock repurchase program and an increase in proceeds from the exercise of stock options for the six months ended June 30, 2014, as compared to the same period in the prior year.

Deferred Tax Asset

At June 30, 2014, we had a net deferred income tax asset of $82.8 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004.  Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in pre-existing goodwill carried over from periods prior to the conversion.  Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.4%, this results in tax payments being approximately $19.0 million less than the annual provision for income taxes shown on our condensed consolidated statements of income and comprehensive income for financial accounting purposes, or the amount of the annual provision, if less.  There is an expected aggregate of $92.0 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations.  We believe that it is more likely than not that we will be able to utilize our deferred tax asset.  However, the utilization of this tax asset is subject to many factors beyond our control including our earnings, a change of control and future estimations of earnings.

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

The Contract Cash Solutions Agreement allows us to utilize a maximum amount of $500.0 million to provide the currency needed for normal operating requirements for our ATMs. This agreement is scheduled to terminate on November 30, 2015. The outstanding balances of ATM cash we utilized were $319.0 million and $427.1 million as of June 30, 2014 and December 31, 2013, respectively. The cash usage fees incurred were $0.6 million and $1.2 million and $0.6 million and $1.1 million for the three and six months ended June 30, 2014 and 2013, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR increases, subject to the interest rate cap purchased in January 2012.

We are responsible for any losses of cash in the ATMs under our agreement with Wells Fargo and we self-insure for this risk. For the three and six months ended June 30, 2014 and 2013, we incurred no material losses related to this self-insurance.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. The currency supplied by Wells Fargo was $319.0 million as of June 30, 2014. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $3.2 million impact on income before taxes over a 12-month period.  Foreign gaming establishments’ supply the currency needs for the ATMs located on their premises.

Our Credit Facility bears interest at rates that can vary over time.  We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate or based on LIBOR.  We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities.  The weighted average interest rate was 4.0% for the six months ended June 30, 2014. Based upon the outstanding balance on the Credit Facility of $96.0 million on June 30, 2014, each 1% increase in the applicable LIBOR would have a $1.0 million impact on interest expense over a 12-month period.

In January 2012, we entered into a three year $150.0 million interest rate cap agreement pursuant to the terms and conditions of the Credit Facility, which partially mitigates our exposure to any increases to LIBOR to the extent LIBOR rises above 1.5% during the term of the interest rate cap agreement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of June 30, 2014 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control — Integrated Framework (“2013 Framework”).  Originally issued in 1992 (“1992 Framework”), the Framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplifies their use and application.  The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time the COSO will consider it as superseded by the 2013 Framework.  As of June 30, 2014, we continued to utilize the 1992 Framework and will continue to do so through the transition to the 2013 Framework.

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

ITEM 1A. RISK FACTORS

There are a number of factors that may affect our business and financial results or stock price.  A complete description of these factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to those factors in the six months ended June 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

							Maximum
							Approximate Dollar
					Total Number of Shares		Value of Shares that
	Total Number of		Average Price per		Purchased as Part of		May Yet Be Purchased
	Shares Purchased or		Share Purchased or		Publicly Announced		Under the Plans or
	Withheld		Withheld		Plans or Programs		Programs
	(000’s)				(000’s)		($000’s)
Share Repurchases
4/1/14 – 4/30/14	358	(1)	$6.99	(2)	358	(1)	$16,759	(3)
5/1/14 – 5/31/14	85	(1)	$8.43	(2)	85	(1)	$16,046	(3)
6/1/14 – 6/30/14	58	(1)	$8.88	(2)	58	(1)	$15,524	(3)

Sub-Total	501	(1)	$7.46	(2)	501	(1)

Tax Withholdings
4/1/14 – 4/30/14	1	(4)	$6.97	(5)	-		$-
5/1/14 – 5/31/14	1	(4)	$6.66	(5)	-		$-
6/1/14 – 6/30/14	10	(4)	$9.06	(5)	-		$-

Sub-Total	12	(4)	$8.53	(5)	-

Total	513		$7.48		501

(1)       Represents the number of shares repurchased during the three months ended June 30, 2014 pursuant to the share repurchase program that our Board of Directors has authorized and approved giving us the authority to repurchase up to $40.0 million of our outstanding common stock over a two year period, which commenced in the first quarter of 2013.  This share repurchase program supersedes all prior share repurchase programs.

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

(5)         Represents the average price per share of common stock withheld from restricted stock awards on the date of withholding.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Form of Stock Option Award for Performance Price Vesting under the 2005 Stock Incentive Plan

10.2*	Form of Stock Option Award for Cliff Vesting under the 2005 Stock Incentive Plan

10.3*	Form of Stock Option Award for Non-Employee Directors under the 2005 Stock Incentive Plan

10.4*	Form of Stock Option Award for Executives under the 2005 Stock Incentive Plan

10.5*	Form of Stock Option Award for Employees under the 2005 Stock Incentive Plan

10.6*	Global Cash Access Holdings, Inc. 2014 Equity Incentive Plan

10.7*	Form of Stock Option Agreement under the 2014 Equity Incentive Plan

10.8*	Form of Stock Option Award for Non-Employee Directors under the 2014 Equity Incentive Plan

10.9*	Form of Stock Option Award for Executives under the 2014 Equity Incentive Plan

10.10*	Form of Stock Option Award for Employees under the 2014 Equity Incentive Plan

31.1*

Certification of Ram V. Chary, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 5, 2014 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Randy L. Taylor, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 5, 2014 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Ram V. Chary, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 5, 2014 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Randy L. Taylor, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 5, 2014 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**

Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2014	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)	(Registrant)

By:	/s/ Randy L. Taylor
Randy L. Taylor
Chief Financial Officer
(For the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Form of Stock Option Award for Performance Price Vesting under the 2005 Stock Incentive Plan

10.2*	Form of Stock Option Award for Cliff Vesting under the 2005 Stock Incentive Plan

10.3*	Form of Stock Option Award for Non-Employee Directors under the 2005 Stock Incentive Plan

10.4*	Form of Stock Option Award for Executives under the 2005 Stock Incentive Plan

10.5*	Form of Stock Option Award for Employees under the 2005 Stock Incentive Plan

10.6*	Global Cash Access Holdings, Inc. 2014 Equity Incentive Plan

10.7*	Form of Stock Option Agreement under the 2014 Equity Incentive Plan

10.8*	Form of Stock Option Award for Non-Employee Directors under the 2014 Equity Incentive Plan

10.9*	Form of Stock Option Award for Executives under the 2014 Equity Incentive Plan

10.10*	Form of Stock Option Award for Employees under the 2014 Equity Incentive Plan

31.1*

Certification of Ram V. Chary, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 5, 2014 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Randy L. Taylor, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 5, 2014 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Ram V. Chary, Chief Executive Officer of Global Cash Access Holdings, Inc. dated August 5, 2014 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Randy L. Taylor, Chief Financial Officer of Global Cash Access Holdings, Inc. dated August 5, 2014 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**

Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.