Form 10-Q
period 2014-09-30
Global Cash Access Holdings, Inc.
filed 2014-11-04
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of October 24, 2014 there were 65,551,453 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$145,481	$146,101	$440,998	$441,987

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	108,568	111,106	331,181	333,928
Operating expenses	20,934	19,248	62,233	57,710
Depreciation	1,856	1,908	5,702	5,421
Amortization	3,352	2,419	8,476	6,974
Total costs and expenses	134,710	134,681	407,592	404,033

Operating income	10,771	11,420	33,406	37,954

Other expenses
Interest expense, net of interest income	1,996	2,255	5,625	8,151
Total other expenses	1,996	2,255	5,625	8,151

Income from operations before tax	8,775	9,165	27,781	29,803

Income tax provision	3,099	3,383	9,892	11,109

Net income	5,676	5,782	17,889	18,694

Foreign currency translation	(839)	591	(457)	79

Comprehensive income	$4,837	$6,373	$17,432	$18,773

Earnings per share
Basic	$0.09	$0.09	$0.27	$0.28
Diluted	$0.09	$0.09	$0.27	$0.28

Weighted average common shares outstanding
Basic	65,589	65,525	65,853	66,108
Diluted	66,747	66,630	67,051	67,158

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

(Unaudited)

	At September 30,	At December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$106,499	$114,254
Restricted cash and cash equivalents	367	290
Settlement receivables	27,372	38,265
Other receivables, net of allowances for doubtful accounts of $2.8 million for both periods	17,223	16,962
Inventory	10,905	9,413
Prepaid expenses and other assets	28,404	26,770
Property, equipment and leasehold improvements, net	19,707	18,710
Goodwill	188,491	180,084
Other intangible assets, net	39,314	31,535
Deferred income taxes, net	79,828	91,044

Total assets	$518,110	$527,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Settlement liabilities	$116,711	$145,022
Accounts payable and accrued expenses	69,005	60,701
Borrowings	95,743	103,000

Total liabilities	281,459	308,723

Commitments and Contingencies (Note 7)

Stockholders’ Equity

Common stock, $0.001 par value, 500,000 shares authorized and 90,350 and 89,233 shares issued at September 30, 2014 and December 31, 2013, respectively	90	89
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at September 30, 2014 and December 31, 2013	-	-
Additional paid-in capital	244,247	231,516
Retained earnings	165,901	148,012
Accumulated other comprehensive income	2,370	2,827
Treasury stock, at cost, 24,807 and 23,303 shares at September 30, 2014 and December 31, 2013, respectively	(175,957)	(163,840)

Total stockholders’ equity	236,651	218,604

Total liabilities and stockholders’ equity	$518,110	$527,327

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities
Net income	$17,889	$18,694
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,702	5,421
Amortization of intangibles	8,476	6,974
Amortization of financing costs	1,412	1,323
Loss on sale or disposal of assets	79	158
Provision for bad debts	6,770	5,882
Stock-based compensation	7,533	3,702
Changes in operating assets and liabilities:
Settlement receivables	10,828	5,050
Other receivables, net	(6,547)	(8,264)
Inventory	(1,430)	(1,847)
Prepaid and other assets	(2,927)	(1,726)
Deferred income taxes	8,554	10,335
Settlement liabilities	(28,125)	(20,127)
Accounts payable and accrued expenses	1,226	188

Net cash provided by operating activities	29,440	25,763

Cash flows from investing activities
Acquisitions, net of cash acquired	(11,845)	-
Capital expenditures	(11,035)	(9,165)
Proceeds from sale of fixed assets	298	83
Changes in restricted cash and cash equivalents	(77)	(91)

Net cash used in investing activities	(22,659)	(9,173)

Cash flows from financing activities
Issuance costs of amended credit facility	-	(764)
Repayments against credit facility	(7,258)	(15,000)
Proceeds from exercise of stock options	5,251	3,776
Purchase of treasury stock	(12,117)	(14,631)

Net cash used in financing activities	(14,124)	(26,619)

Effect of exchange rates on cash	(412)	(1)

Cash and cash equivalents
Net decrease for the period	(7,755)	(10,030)
Balance, beginning of the period	114,254	153,020

Balance, end of the period	$106,499	$142,990

Supplemental cash flow disclosures
Cash paid for interest	$5,154	$6,978
Cash paid for income tax, net of refunds	$874	$538
Non-cash tenant improvements paid by landlord	$-	$2,930
Accrued and unpaid capital expenditures	$2,260	$2,339
Accrued and unpaid contingent liability for NEWave acquisition	$2,463	$-

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

2.              BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the full fiscal year.

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

ATM Funding Agreements

We obtain all of the cash required to operate our ATMs through various ATM Funding Agreements. Some gaming establishments provide the cash utilized within the ATM (“Site-Funded”). The Site-Funded receivables are generated for the amount of cash dispensed from transactions performed at our ATMs and we are liable to these gaming establishments for the face amount of the cash dispensed. In our condensed consolidated balance sheets, the amount of the receivable for transactions processed on these ATM transactions is included within settlement receivables and the amount due to the gaming establishments for the face amount of dispensing transactions is included within settlement liabilities.

For the non-Site-Funded locations, our Contract Cash Solutions Agreement with Wells Fargo allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. Under this agreement, all currency supplied by Wells Fargo remains its sole property at all times until the cash is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivables. As the cash supplied is never our asset, it is not reflected on our balance sheet. We are charged a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate for the cash used in these ATMs, which is included as interest expense in our condensed consolidated statements of income and comprehensive income. We recognize the fees as interest expense due to the similar operational characteristics to a revolving line of credit, the fact that the fees are calculated on a financial index and the fees are paid for access to a capital resource.

Settlement Receivables and Settlement Liabilities

In the credit card cash access and Point-of-Sale (“POS”) debit card cash access transactions we provide, the gaming establishments are reimbursed for the cash disbursed to gaming patrons through the issuance of a negotiable instrument or through electronic settlement. We receive reimbursement from the patrons’ credit or debit card issuers for the transactions in an amount equal to the funds owed to the gaming establishments plus the fee charged to the patrons. These reimbursements are included within the settlement receivables on our condensed consolidated balance sheets. The amounts owed to gaming establishments are included within settlement liabilities on our condensed consolidated balance sheets.

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

Unamortized Debt Issuance Costs

Debt issuance costs incurred in connection with long-term borrowings are capitalized and amortized to interest expense based upon the related debt agreements using the effective interest method. Unamortized debt issuance costs are included in prepaid expenses and other assets on our condensed consolidated balance sheets.

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

Property, equipment and leasehold improvements are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset’s carrying value. There was no impairment for any of our property, equipment, or leasehold improvements as of September 30, 2014 and December 31, 2013.

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations.

We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often, under certain circumstances. The annual impairment test is completed using either: a qualitative Step 0 assessment based on reviewing relevant events and circumstances; or a quantitative Step 1 assessment, which determines the fair value of the reporting unit using an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, we use the Step 2 assessment to determine the impairment. Our goodwill was not impaired as of September 30, 2014 and December 31, 2013.

Other Intangible Assets

Other intangible assets consist primarily of customer contracts (rights to provide cash access services and compliance, audit and data services to gaming establishment customers) acquired through business combinations and acquisitions, capitalized software development and technology costs and the acquisition cost of our patent related to the 3-in-1 rollover technology acquired in 2005. Customer contracts require us to make renewal assumptions, which impact the estimated useful lives of such assets. Capitalized software development and technology costs require us to make certain judgments as to the stages of development and costs eligible for capitalization. Capitalized software costs placed in service are amortized over their useful lives, generally not to exceed three years. The acquisition cost of the 3-in-1 Rollover patent is being amortized over the term of the patent, which expires in 2018. Other intangible assets are reviewed annually for impairment and whenever events or circumstances indicate that the carrying amounts may not be recoverable. This assessment requires the use of estimates about future operating results. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations. Our other intangible assets were not impaired as of September 30, 2014 and December 31, 2013.

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

Interest Rate Cap

In conjunction with the terms and conditions of the Senior Credit Facility, we purchased a $150.0 million notional amount interest rate cap with an effective date of January 5, 2012 and a term of three years. We purchased this interest rate cap to partially reduce our exposure to increases in the London Interbank Offer Rate (“LIBOR’) above 1.5% during the term of the interest rate cap with respect to our variable rate debt obligations under the Senior Credit Facility and our obligations under the Contract Cash Solutions Agreement with Wells Fargo. This interest rate cap is recorded in other assets in the balance sheet, and is marked to market based on a quoted market price with the effects offset in our condensed consolidated statements of income and comprehensive income. The interest rate cap carrying value and fair value approximate each other and these values were not material as of September 30, 2014 and December 31, 2013.

The following table presents the fair value and carrying value of our borrowings (amounts in thousands):

	Level of Hierarchy(*)	Fair Value	Carrying Value

September 30, 2014
Senior credit facility	2	$95,623	$95,743

December 31, 2013
Senior credit facility	2	$104,030	$103,000

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

Advertising, Marketing and Promotional Costs

We expense advertising, marketing and promotional costs as incurred. Total advertising, marketing and promotional costs, included in operating expenses in our condensed consolidated statements of income and comprehensive income, were $0.2 million and $0.6 million and $0.3 million and $0.6 million for the three and nine months ended September 30, 2014 and 2013, respectively.

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

Foreign Currency Translation

Foreign currency denominated assets and liabilities for those foreign entities for which the local currency is the functional currency are translated into U.S. dollars based on exchange rates prevailing at the end of each period. Revenues and expenses are translated at average exchange rates during the period. The effects of these translations are included in other comprehensive income in our condensed consolidated statements of income and comprehensive income.

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

Our time-based stock options, including our cliff vesting time-based awards, expected to be exercised currently, and in future periods, were measured at fair value on the grant date using the Black Scholes model. Our restricted stock awards expected to be vested currently, and in future periods, were measured at fair value based on the stock price on the grant date. The compensation expense is recognized on a straight-line basis over the awards’ vesting periods.

Our market-based stock options will vest if our average stock price in any period of 30 consecutive trading days meets certain target prices during a four year period that commenced on the grant date of these options. If these target prices are not met during the four year period, the unvested shares underlying the options will terminate except if there is a change in control of the Company as defined in the 2014 Equity Incentive Plan, in which case, the unvested shares underlying such options shall become fully vested on the effective date of such change in control transaction. The options were measured at fair value on the grant date using a lattice-based valuation model based on the median time horizon from the date of grant for these options to the vesting date for those paths that achieved the target threshold(s). The compensation expense is recognized on a straight-line basis over the median vesting periods calculated under such valuation model.

Forfeitures are estimated at the grant date for our time-based and market-based awards, with such estimates updated periodically; and with actual forfeitures recognized currently to the extent they differ from the estimates. Unless otherwise provided by the administrator of our equity incentive plans, stock options granted under our plans generally expire ten years from the date of grant. The exercise price of stock options is generally the closing market price of our common stock on the date of the stock option grant.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

3.              ATM FUNDING AGREEMENTS

Our Contract Cash Solutions Agreement with Wells Fargo allows us to utilize a maximum of $500.0 million to provide the currency needed for normal operating requirements for our ATMs.  This agreement is scheduled to terminate on November 30, 2015.  The outstanding balances of ATM cash we utilized were $295.3 million and $427.1 million as of September 30, 2014 and December 31, 2013, respectively.  For the three and nine months ended September 30, 2014 and 2013, the cash usage fees incurred by the Company were $0.6 million and $1.8 million and $0.6 million and $1.7 million, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR increases, subject to the interest rate cap.

We are responsible for any losses of cash in the ATMs under our agreement with Wells Fargo and we are self-insured for this risk. We incurred no material losses related to this self-insurance for the three and nine months ended September 30, 2014 and 2013.

We operate ATMs at certain gaming establishments where they provide the cash required for the ATMs’ operational needs. We are required to reimburse the customers for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities on our condensed consolidated balance sheets and was $58.2 million and $68.9 million as of September 30, 2014 and December 31, 2013, respectively.

4.              ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents our accounts payable and accrued expenses (amounts in thousands):

	At
	September 30, 2014	December 31, 2013

Accounts payable	$36,379	$35,662
Payroll and related expenses	$4,471	4,758
Processing and related expenses	$4,033	4,330
Deferred and unearned revenues	$11,630	7,883
Other	$12,492	8,068

Total accounts payable and accrued expenses	$69,005	$60,701

5.              BUSINESS COMBINATIONS

NEWave, Inc.

In April 2014, we acquired all of the outstanding capital stock of NEWave, Inc., (“NEWave”) for an aggregate purchase price of approximately $14.9 million, of which approximately $2.5 million is expected to be paid one year from the closing date. NEWave is a supplier of compliance, audit and data efficiency software to the gaming industry.

We have not provided the supplemental pro forma impact of the NEWave acquisition on the revenue and earnings of the combined entity as if the acquisition date had been January 1, 2014, or 2013, and the amount of revenue and earnings derived from NEWave have not been presented on a supplemental basis as such amounts are not material for the three and nine months ended September 30, 2014 and 2013, respectively.

Pending Acquisition of Multimedia Games Holding Company, Inc.

On September 8, 2014, the Company entered into a merger agreement to acquire all the outstanding stock of Multimedia Games Holding Company, Inc. (“Multimedia Games”) for $36.50 per share, for an aggregate purchase price of approximately $1.2 billion in cash.

The closing of the merger is subject to customary closing conditions, including but not limited to: (a) the approval of the merger by the shareholders of Multimedia Games; and (b) the receipt of certain gaming regulatory approvals.

In connection with the pending acquisition of Multimedia Games, the Company entered into a commitment letter with Bank of America, N.A. (“Bank of America”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Deutsche Bank AG New York Branch (“DBNY”), and Deutsche Bank Securities Inc. (“DBSI” and together with Bank of America, Merrill Lynch, and DBNY, the “Commitment Parties”), pursuant to which the Commitment Parties have agreed to provide debt financing. The debt financing is anticipated to consist of: (1) senior secured credit facilities in an aggregate principal amount of $850.0 million, comprised of a $800.0 million senior secured term loan and a $50.0 million senior secured revolving credit facility; and (2) senior unsecured notes yielding $400.0 million in aggregate gross cash proceeds and/or, to the extent that the issuance of such notes yields less than $400.0 million in aggregate gross cash proceeds or such cash proceeds are otherwise unavailable, a senior unsecured bridge loan facility up to an aggregate principal amount of $400.0 million (less the cash proceeds received from the notes and available for use (if any)). The funding of the debt financing is contingent on the satisfaction of certain conditions set forth in the commitment letter. Based on our ability to meet the conditions set forth in the commitment letter, we expect to have sufficient funds to complete the acquisition and meet our anticipated requirements for working capital, capital expenditures and scheduled interest payments for the foreseeable future.  We also intend to use the funds from the debt financing to pay any remaining balance on our Senior Credit Facility at the close of the acquisition.  If the conditions to closing the merger have been satisfied and we are unable to close because the debt financing is unavailable, we would be required to pay Multimedia Games a termination fee of $50 million. We anticipate the closing of the Multimedia Games acquisition to occur in late December 2014 or early 2015, subject to obtaining all necessary regulatory approvals.

6.              BORROWINGS

Senior Credit Facility

We have a Credit Agreement (the “Credit Agreement”) with certain lenders, Deutsche Bank Trust Company Americas, as Administrative Agent and Wells Fargo Securities, LLC, as Syndication Agent. The Credit Agreement provides for a $210.0 million term loan facility and a $35.0 million revolving credit facility (the “Senior Credit Facility”). The revolving credit facility includes provisions for the issuance of up to $10.0 million of letters of credit and up to $5.0 million in swing-line loans.

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

We had $95.7 million of outstanding indebtedness under the Senior Credit Facility, all of which was outstanding under the term loan facility as of September 30, 2014.

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

The weighted average interest rate was 4.0% for the three and nine months ended September 30, 2014. We also had no amounts outstanding under our letter of credit sub facility that is part of our revolving credit facility as of September 30, 2014. The Senior Credit Facility is unconditionally guaranteed by Holdings and each direct and indirect domestic subsidiary of GCA. All amounts owing under the Senior Credit Facility are secured by a first priority perfected security interest in all stock (but only 65% of the stock of foreign subsidiaries), other equity interests and promissory notes owned by us and a first priority perfected security interest in all other tangible and intangible assets owned by us and our guarantors.

The Credit Agreement contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. We were in compliance with the required covenants as of September 30, 2014.

7.              COMMITMENTS AND CONTINGENCIES

We are subject to a variety of claims and suits that arise from time to time in the ordinary course of business including those discussed below. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

Multimedia Games Merger Litigation

In October 2014, four complaints were filed by purported stockholders of Multimedia Games naming as defendants, among others, Holdings, and Movie Merger Sub, Inc., a wholly owned subsidiary of Holdings (“Merger Sub”).   The following three complaints were filed in the United States District Court for the Western District of Texas: Daniel Fumia, David Eykyn, and Mike Eykyn v. Multimedia Games Holding Company, Inc., Global Cash Access Holdings, Inc., et al., Case No 1:14-cv-00922; Maciel v. Multimedia Games Holding Company, Inc., Global Cash Access Holdings, Inc., et. al., Case No. 1:14-cv-00964; and Coffman v. Multimedia Games Holding Company, Inc., Global Cash Access Holdings, Inc., et. al., Case No. 1:14-cv-00966.  One of these complaints is a putative class action, another is an individual suit with respect to certain claims and a putative class action with respect to other claims, and the other complaint is both a putative class action and derivative litigation, all purportedly on behalf of Multimedia Games shareholders.  The fourth complaint, Gregory Lewis v. Global Cash Access Holdings, Inc., et. al, Case No. D-1-GN-14-004324, was filed in the District Court of Travis County, Texas, 201st Judicial District as both a putative class action and derivative shareholder litigation purportedly on behalf of Multimedia Games shareholders.

The complaints allege, among other things, that the directors of Multimedia Games breached their fiduciary duties in connection with the acquisition of MGAM by Holdings and Merger Sub by approving a transaction that would purportedly provide certain shareholders and directors with preferential treatment at the expense of Multimedia Games’ other shareholders and also thereby allegedly violate Sections 14(a) and 20(a) of the Securities Exchange Act of 1934.  The claim against Holdings and Merger Sub is for allegedly aiding and abetting the Multimedia Games directors’ purported breaches of fiduciary duties.  The complaints seek an injunction to prevent Multimedia Games and Holdings from completing the acquisition unless Multimedia Games’ directors adopt procedures or a process that purportedly complies with their fiduciary duties to Multimedia Games shareholders.  The complaints also seek other declaratory relief and rescission, to the extent already implemented, from the merger agreement between Multimedia Games and Holdings and an award to plaintiff of costs and attorney’s fees, among other things.  We intend to vigorously defend these matters.

8.              SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

Our current share repurchase program grants us the authority to repurchase up to $40.0 million of our outstanding common stock over a two year period, which commenced in the first quarter of 2013. We repurchased approximately 0.7 million and 1.5 million shares of common stock for cash of $5.5 million and $11.7 million under the share repurchase program during the three and nine months ended September 30, 2014, respectively. We repurchased approximately 0.4 million and 2.1 million shares of common stock for cash of $2.8 million and $14.5 million under the share repurchase program during the three and nine months ended September 30, 2013, respectively. Since its inception, we have repurchased 4.0 million shares of common stock for an aggregate of $30.0 million in cash and have $10.0 million remaining under the program as of September 30, 2014. We completed the share repurchases with cash on hand. The repurchase program authorizes us to buy our common stock from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods. The share repurchase program is subject to prevailing market conditions and other considerations and may be suspended or discontinued at any time. Due to our pending acquisition of Multimedia Games, we do not intend to buy back additional shares of our common stock through the end of the repurchase program in December 2014.

Treasury Stock

In addition to open market purchases of common stock authorized under our share repurchase program, employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards approximately 3,000 shares and 46,000 shares of common stock at an aggregate purchase price of approximately $27,400 and $396,100 to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards during the three and nine months ended September 30, 2014, respectively. We repurchased or withheld from restricted stock awards approximately 1,000 shares and 12,000 shares of common stock at an aggregate purchase price of approximately $8,200 and $86,600 to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards during the three and nine months ended September 30, 2013, respectively.

9.                                      WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Weighted average number of common shares outstanding - basic	65,589	65,525	65,853	66,108
Potential dilution from equity awards(1)	1,158	1,105	1,198	1,050
Weighted average number of common shares outstanding - diluted	66,747	66,630	67,051	67,158

(1)   The potential dilution excludes the weighted average effect of equity awards to acquire 8.0 million and 7.0 million and 6.1 million and 6.0 million of our common stock for the three and nine months ended September 30, 2014 and 2013, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

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

Generally, our time-based stock options granted under the 2014 Plan will vest at a rate of 25% per year on each of the first four yearly anniversaries of the option grant dates.

Our market-based stock options granted under the 2005 Plan typically vest if our average stock price in any period of 30 consecutive trading days meets certain target prices during a four year period that commenced on the date of grant for these options.  If these target prices are not met during such four year period, the unvested shares underlying the options will terminate, except if there is a change in control of the Company as defined in the 2005 Plan, in which case, the unvested shares underlying such options shall become fully vested on the effective date of such change in control.

Our cliff vesting time-based stock options granted under the 2005 Plan will vest based on the requisite service periods with a portion to vest after five years and another portion to vest after six years.

The vesting provisions of restricted stock under the 2005 Plan are similar to those applicable to time-based stock options under the 2005 Plan. As these restricted shares were issued primarily to our employees when all or a portion of the restricted stock award vests, in most cases, a certain portion of the shares subject to the restricted stock award will be withheld by us to satisfy the statutory withholding requirements applicable to the restricted stock grants. Therefore, as these awards vest the actual number of shares outstanding as a result of the restricted stock awards is reduced. These restricted shares will vest over a period of four years.

A summary of award activity is as follows (in thousands):

	Stock Options Granted	Restricted Stock Granted

Outstanding, December 31, 2013	8,872	404

Additional authorized shares	-	-
Granted	4,983	-
Exercised options or vested shares	(951)	(166)
Canceled or forfeited	(692)	(99)

Outstanding, September 30, 2014	12,212	139

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

The fair value of our cliff vesting time-based options was determined using the Black Scholes option pricing model as of the date of grant. For the five year cliff vesting time-based options, the assumptions were: (a) risk-free interest rate of 2%; (b) expected term of five years; (c) expected volatility of 52%; and (d) no expected dividend yield. For the six year cliff vesting time-based options, the assumptions were: (a) risk-free interest rate of 2%; (b) expected term of six years; (c) expected volatility of 58%; and (d) no expected dividend yield.

The fair value of our market-based options was determined using a lattice-based option valuation model as of the date of grant. For the market-based options issued in the first quarter 2014, the assumptions were: (a) risk-free interest rate of 1%; (b) measurement period of four years; (c) expected volatility of 51%; and (d) no expected dividend yield. For the market-based options issued in the second quarter 2014, the assumptions were: (a) risk-free interest rate of 1%; (b) measurement period of four years; (c) expected volatility of 52%; and (d) no expected dividend yield.

The following table presents the options activity:

	Number of Common Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Life Remaining (years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2013	8,872	$7.54	5.9	$27,301

Granted	4,983	7.53
Exercised	(951)	5.45
Canceled or forfeited	(692)	6.99

Outstanding, September 30, 2014	12,212	$7.73	6.5	$6,073

Vested and expected to vest, September 30, 2014	11,171	$7.78	6.3	$5,829

Exercisable, September 30, 2014	6,430	$8.10	4.1	$4,769

There were 10,000 and 5.0 million and 15,000 and 1.2 million options granted during the three and nine months ended September 30, 2014 and 2013, respectively. The weighted average grant date fair value per share of the options granted was $3.54 and $3.27 and

$2.98 and $3.31 for the three and nine months ended September 30, 2014 and 2013, respectively. The total intrinsic value of options exercised was $0.4 million and $2.8 million and $0.8 million and $2.3 million for the three and nine months ended September 30, 2014 and 2013, respectively.

There was $13.4 million in unrecognized compensation expense related to options expected to vest as of September 30, 2014 and is expected to be recognized on a straight-line basis over a weighted average period of 2.8 years. We received $5.3 million in proceeds from the exercise of options and recorded $6.6 million in non-cash compensation expense related to options granted that are expected to vest for the nine months ended September 30, 2014.

There was $8.3 million in unrecognized compensation expense related to options expected to vest as of September 30, 2013 and was expected to be recognized on a straight-line basis over a weighted average period of 2.6 years. We received $3.8 million in proceeds from the exercise of options and recorded $3.2 million in non-cash compensation expense related to options granted that were expected to vest for the nine months ended September 30, 2013.

Restricted Stock

The following table presents a summary of non-vested awards for our time-based restricted stock:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)

Outstanding, December 31, 2013	404	$7.05

Vested	(166)	7.09
Forfeited	(99)	6.90

Outstanding, September 30, 2014	139	$7.11

There was no restricted stock granted during the three or nine months ended September 30, 2014, respectively. There was no restricted stock granted during the three months ended September 30, 2013, while there was 0.4 million restricted shares granted during the nine months ended September 30, 2013. The weighted average grant date fair value per share of restricted stock granted was $7.09 for the nine months ended September 30, 2013.  The total fair value of restricted stock vested was $0.1 million and $1.1 million and $0.1 million and $0.4 million for the three and nine months ended September 30, 2014 and 2013, respectively.

There was $1.2 million in unrecognized compensation expense related to restricted stock expected to vest as of September 30, 2014 and is expected to be recognized on a straight-line basis over a weighted average period of 2.3 years. There were 0.2 million restricted shares vested and we recorded $0.9 million in non-cash compensation expense related to the restricted stock granted that is expected to vest for the nine months ended September 30, 2014.

There was $2.3 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest as of September 30, 2013 and was expected to be recognized on a straight-line basis over a weighted average period of 3.3 years. There were 53,000 restricted shares vested and we recorded $0.5 million in non-cash compensation expense related to the restricted stock granted that was expected to vest for the nine months ended September 30, 2013.

11.  INCOME TAXES

The provision for income tax reflected an effective income tax rate of 35.3% and 35.6% for the three and nine months ended September 30, 2014, respectively, which was slightly higher than the statutory federal rate of 35.0% due in part to state taxes and certain non-deductible amounts; partially offset by a favorable foreign tax rate applicable to certain foreign source income. The provision for income tax reflected an effective income tax rate of 36.9% and 37.3% for the same periods in the prior year, which were both greater than the statutory federal rate of 35.0% due in part to state taxes and the non-cash compensation expenses related to stock options.

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

We operate in three distinct business segments: (1) Cash Advance, (2) ATM and (3) Check Services. These segments are monitored separately by management for performance against its internal forecast and are consistent with our internal management reporting. The Other segment consists of certain lines of business, none of which exceeds the established materiality for segment reporting, and includes: fully integrated kiosk sales, kiosk parts and services; Central Credit reporting services; compliance, audit and data solutions and Casino Marketing Services, among others. In connection with our fully integrated solution offerings, we provide kiosks to our gaming establishment customers, whereby the related costs are allocated to the Cash Advance and ATM segments.

We do not allocate depreciation and amortization expenses to the business segments.  Certain corporate overhead expenses have been allocated to the segments for identifiable items related to such segments or based on a reasonable methodology.

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

Major Customers

For the three and nine months ended September 30, 2014 and 2013, none of our customers had combined revenues from all segments equal to or greater than 10%. Our five largest customers accounted for approximately 29% of revenues for the three and nine months ended September 30, 2014 and 33% for the three and nine months ended September 30, 2013.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

The following tables present our segment information (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues
Cash Advance	$57,544	$58,305	$177,185	$174,292
ATM	70,151	71,634	213,172	219,881
Check Services	5,518	5,385	16,146	16,786
Other	12,268	10,777	34,495	31,028

Total revenues	$145,481	$146,101	$440,998	$441,987

Operating income
Cash Advance	$15,196	$15,190	$48,980	$46,503
ATM	6,488	6,114	18,834	19,323
Check Services	2,560	3,074	8,220	9,874
Other	6,314	4,399	14,786	14,031
Corporate	(19,787)	(17,357)	(57,414)	(51,777)

Total operating income	$10,771	$11,420	$33,406	$37,954

	At
	September 30, 2014	December 31, 2013
Total assets
Cash advance	$138,470	$145,939
ATM	66,125	69,627
Check services	28,930	30,930
Other	79,962	56,946
Corporate	204,623	223,885

Total assets	$518,110	$527,327

13.  SUBSEQUENT EVENTS

On October 3, 2014, Holdings and GCA entered into a third amendment to the Credit Agreement (the “Amendment”). The Amendment will facilitate the debt financing for the Multimedia Games acquisition by, among other things, enabling GCA, through a newly formed subsidiary, to incur such debt financing into a special escrow account pending the closing of the acquisition and then to use such amounts, together with cash on hand, to pay the merger consideration and related fees and expenses of the acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of our Financial Condition and Results of Operations (“MD&A”) begins with an overview of our business and certain trends, and factors affecting the comparability of our financial statements.  We then discuss our results of operations for the three and nine months ended September 30, 2014 as compared to the same period for 2013 and a discussion of our critical accounting policies and their impact on our condensed consolidated financial statements. This is followed by a description of our liquidity and capital resources, including discussions about sources and uses of cash, our borrowings, deferred tax asset, other liquidity need, and off-balance sheet arrangements and our proposed financing for the Multimedia Games acquisition.

You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2013 Annual Report on Form 10-K (our “2013 10-K”). When reviewing our MD&A, you should also refer to the description of our Critical Accounting Policies and Estimates in our 2013 10-K because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.”  These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: the risk that our pending acquisition of Multimedia Games will fail to close; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to introduce new products and services; our ability to execute on mergers, acquisitions and/or strategic alliances; our ability to integrate and operate such acquisitions consistent with our forecasts; gaming establishment and patron preferences; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; inaccuracies in underlying operating assumptions; unanticipated expenses or capital needs; technological obsolescence; and employee turnover. Additional factors that could cause actual results to differ materially are included under the heading “Risk Factors.” These factors include, but are not limited to, those set forth in our press releases, reports and other filings made with the SEC. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of our 2013 10-K and Item 1A of this report.

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

•      There has been a slowdown in the U.S. gaming industry during the nine months ended September 30, 2014.

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

•      In September 2014, we entered into a merger agreement to acquire all the outstanding stock of Multimedia Games.  We have incurred acquisition related expenses, and expect to continue to incur such expenses for the remainder of the year. We also anticipate significantly increasing our outstanding indebtedness and related financing costs upon completion of the acquisition, which is expected to close in late December 2014 or early 2015, subject to obtaining all necessary regulatory approvals.

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

Our principal costs and expenses include:

•      Cost of revenues (exclusive of depreciation and amortization), which are costs and expenses directly related to the generation of revenues.

o      For most credit card cash access and POS debit card transactions and ATM transactions, we pay a commission to the gaming establishment at which the transaction occurs. Commissions are the largest component of cost of revenues (exclusive of depreciation and amortization). We expect commissions to increase as a percentage of revenue as new contracts are signed or existing contracts are renewed. We pay credit card associations and payment networks interchange fees for services they provide in routing transactions through their networks. In addition, we pay fees to participate in various payment networks to support our ATM services. These interchange fees are determined by the card associations and payment networks at their sole discretion, and are subject to increase at their discretion from time to time. Many of our cash access contracts enable us to pass through the amount of any increase in interchange or processing fees to our gaming establishment customers, who may in turn pass through these increases to patrons. In the past, the major card associations and payment networks have increased interchange rates at least annually, and they may do so in the future. We pay connectivity and processing fees to our network services providers. In connection with our fully integrated solution offerings, we provide kiosks to our gaming establishment customers; whereby the related costs are allocated to the Cash Advance and ATM segments.

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

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

The following table presents our unaudited condensed consolidated results of operations (amounts in thousands)*:

	Three Months Ended
	September 30, 2014		September 30, 2013		Sep-14 vs. Sep-13
	$	%	$	%	$ Var	%Var

Revenues
Cash advance	$57,544	40%	$58,305	40%	$(761)	(1)%
ATM	70,151	48%	71,634	49%	(1,483)	(2)%
Check services	5,518	4%	5,385	4%	133	2%
Other revenues	12,268	8%	10,777	7%	1,491	14%
Total revenues	145,481	100%	146,101	100%	(620)	(0)%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	108,568	75%	111,106	76%	(2,538)	(2)%
Operating expenses	20,934	14%	19,248	13%	1,686	9%
Depreciation	1,856	1%	1,908	1%	(52)	(3)%
Amortization	3,352	2%	2,419	2%	933	39%
Total costs and expenses	134,710	93%	134,681	92%	29	0%

Operating income	10,771	7%	11,420	8%	(649)	(6)%

Other expenses
Interest expense, net of interest income	1,996	1%	2,255	2%	(259)	(11)%
Total other expenses	1,996	1%	2,255	2%	(259)	(11)%

Income from operations before tax	8,775	6%	9,165	6%	(390)	(4)%

Income tax provision	3,099	2%	3,383	2%	(284)	(8)%

Net income	$5,676	4%	$5,782	4%	$(106)	(2)%

*Rounding may cause variances

Total Revenues

Total revenues decreased by $0.6 million, or less than 1%, to $145.5 million for the three months ended September 30, 2014 as compared to the same period in the prior year. Excluding the effects of the CET contract, which represented approximately $11.9 million in lost revenues for the three months ended September 30, 2014, total revenues would have increased by approximately 9%.

Cash Advance revenues decreased by $0.8 million, or 1%, to $57.5 million for the three months ended September 30, 2014 as compared to the same period in the prior year. This was primarily due to the CET contract that was not renewed; partially offset by new business. The CET contract represented approximately $4.3 million in lost Cash Advance revenues for the three months ended September 30, 2014; however, excluding the effects of the CET contract, Cash Advance revenues would have increased by approximately 7%.

ATM revenues decreased by $1.5 million, or 2%, to $70.2 million for the three months ended September 30, 2014 as compared to the same period in the prior year. This was primarily due to the CET contract that was not renewed; partially offset by new business. The CET contract represented approximately $7.6 million in lost ATM revenues for the three months ended September 30, 2014; however, excluding the effects of the CET contract, ATM revenues would have increased by approximately 10%.

Check Services revenues increased by $0.1 million, or 2%, to $5.5 million for the three months ended September 30, 2014 as compared to the same period in the prior year. This was primarily due to an increase in the average face amount of transactions, partially offset by a decline in the number of transactions processed.

Other revenues increased by $1.5 million, or 14%, to $12.3 million for the three months ended September 30, 2014 as compared to the same period in the prior year. This was primarily due to revenue contributed by our compliance, audit and data service offerings, partially offset by a decline in integrated kiosk sales and solution integrated kiosk sales, which generate no upfront revenues.

Costs and Expenses

Cost of revenues (exclusive of depreciation and amortization) decreased by $2.5 million, or 2%, to $108.6 million for the three months ended September 30, 2014 as compared to the same period in the prior year. This was primarily due to decreased kiosk cost of sales from lower sales volume during the period and lower variable costs associated with the decline in ATM and Cash Advance revenues, partially offset by an increase in warranty costs associated with Check Services.

Operating expenses increased by $1.7 million, or 9%, to $20.9 million for the three months ended September 30, 2014 as compared to the same period in the prior year. This was primarily due to higher non-cash stock compensation expense and Multimedia Games acquisition related costs.

Primarily as a result of the factors described above, operating income decreased by $0.6 million, or 6%, to $10.8 million for the three months ended September 30, 2014 as compared to the same period in the prior year. The operating margin decreased to 7% for the three months ended September 30, 2014, as compared to 8% for the three months ended September 30, 2013.

Interest expense, net, decreased by $0.3 million, or 11%, to $2.0 million for the three months ended September 30, 2014 as compared to the same period in the prior year. This was primarily due to a reduction in interest charges due to the lower outstanding debt balance as compared to the same period in 2013.

Income tax expense decreased by $0.3 million, or 8%, to $3.1 million for the three months ended September 30, 2014 as compared to the same period in the prior year. This was primarily due to the decrease in income from operations before income tax expense of $0.4 million and an increase in foreign source income which is taxed at a lower rate. The provision for income tax reflected an effective income tax rate of 35.3% for the three months ended September 30, 2014, which was slightly higher than the statutory federal rate of 35.0% due in part to state taxes and certain non-deductible amounts; partially offset by a favorable foreign tax rate applicable to certain foreign source income. The provision for income tax reflected an effective income tax rate of 36.9% for the same period in the prior year, which was greater than the statutory federal rate of 35.0% due in part to state taxes and the non-cash compensation expenses related to stock options.

Primarily as a result of the foregoing, net income decreased by $0.1 million, or 2%, to $5.7 million for the three months ended September 30, 2014 as compared to the same period in the prior year.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

The following table presents our unaudited condensed consolidated results of operations (amounts in thousands)*:

	Nine Months Ended
	September 30, 2014		September 30, 2013		Sep-14 vs. Sep-13
	$	%	$	%	$ Var	% Var

Revenues
Cash advance	$177,185	40%	$174,292	39%	$2,893	2%
ATM	213,172	48%	219,881	50%	(6,709)	(3)%
Check services	16,146	4%	16,786	4%	(640)	(4)%
Other revenues	34,495	8%	31,028	7%	3,467	11%
Total revenues	440,998	100%	441,987	100%	(989)	(0)%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	331,181	75%	333,928	75%	(2,747)	(1)%
Operating expenses	62,233	14%	57,710	13%	4,523	8%
Depreciation	5,702	1%	5,421	1%	281	5%
Amortization	8,476	2%	6,974	2%	1,502	22%
Total costs and expenses	407,592	92%	404,033	91%	3,559	1%

Operating income	33,406	8%	37,954	9%	(4,548)	(12)%

Other expenses
Interest expense, net of interest income	5,625	1%	8,151	2%	(2,526)	(31)%
Total other expenses	5,625	1%	8,151	2%	(2,526)	(31)%

Income from operations before tax	27,781	6%	29,803	7%	(2,022)	(7)%

Income tax provision	9,892	2%	11,109	3%	(1,217)	(11)%

Net income	$17,889	4%	$18,694	4%	$(805)	(4)%

*Rounding may cause variances

Total Revenues

Total revenues decreased by $1.0 million or less than 1%, to $441.0 million for the nine months ended September 30, 2014 as compared to the same period in the prior year. Excluding the effects of the CET contract, which represented approximately $23.3 million in lost revenues for the nine months ended September 30, 2014, total revenues would have increased by 5%.

Cash Advance revenues increased by $2.9 million, or 2%, to $177.2 million for the nine months ended September 30, 2014 as compared to the same period in the prior year.  This was primarily due to an increase in the aggregate dollar amount processed for Cash Advance transactions and new business. Excluding the effects of the CET contract, which represented approximately $8.3 million in lost Cash Advance revenues for the nine months ended September 30, 2014, Cash Advance revenues would have increased by approximately 7%.

ATM revenues decreased by $6.7 million, or 3%, to $213.2 million for the nine months ended September 30, 2014 as compared to the same period in the prior year. This was primarily due to the CET contract that was not renewed, partially offset by new business. The CET contract represented approximately $15.0 million in lost ATM revenues for the nine months ended September 30, 2014; however, excluding the effects of the CET contract, ATM revenues would have increased by approximately 4%.

Check Services revenues decreased by $0.6 million, or 4%, to $16.1 million for the nine months ended September 30, 2014 as compared to the same period in the prior year. This was primarily due to lost business and a decrease in the number of transactions processed.

Other revenues increased by $3.5 million, or 11%, to $34.5 million for the nine months ended September 30, 2014 as compared to the same period in the prior year. This was primarily due to the results from our compliance, audit and data services offerings.

Costs and Expenses

Cost of revenues (exclusive of depreciation and amortization) decreased by $2.7 million, or 1%, to $331.2 million for the nine months ended September 30, 2014 as compared to the same period in the prior year. This was primarily due to lower variable costs associated with the decline in ATM revenues, partially offset by an increase in warranty costs associated with Check Services and increased costs consistent with the increased revenue from our compliance, audit and data services offerings.

Operating expenses increased by $4.5 million, or 8%, to $62.2 million for the nine months ended September 30, 2014 as compared to the same period in the prior year. This was primarily due to higher non-cash stock compensation expense and Multimedia Games acquisition related costs.

Primarily as a result of the factors described above, operating income decreased by $4.6 million, or 12%, to $33.4 million for the nine months ended September 30, 2014 as compared to the same period in the prior year. The operating margin decreased to 8% for the nine months ended September 30, 2014, as compared to 9% for the nine months ended September 30, 2013.

Interest expense, net, decreased by $2.5 million, or 31%, to $5.6 million for the nine months ended September 30, 2014 as compared to the same period in the prior year. This was primarily due to a $1.8 million reduction in interest charges due to the lower outstanding debt balance and lower weighted average interest rate on our Senior Credit Facility in 2014; and $0.7 million increase in interest income primarily related to the refund of a goods and services tax due to a favorable ruling from the Canadian Court of Appeals holding that commissions paid to Canadian casinos were not subject to such tax.

Income tax expense decreased by $1.2 million, or 11%, to $9.9 million for the nine months ended September 30, 2014 as compared to the same period in the prior year. This was primarily due to the decrease in income from operations before income tax expense of $2.0 million and an increase in foreign source income which is taxed at a lower rate. The provision for income tax reflected an effective income tax rate of 35.6% for the nine months ended September 30, 2014, which was slightly higher than the statutory federal rate of 35.0% due in part to state taxes and certain non-deductible amounts; partially offset by a favorable foreign tax rate applicable to certain foreign source income. The provision for income tax reflected an effective income tax rate of 37.3% for the same period in the prior year, which was greater than the statutory federal rate of 35.0% due in part to state taxes and the non-cash compensation expenses related to stock options.

Primarily as a result of the foregoing, net income decreased by $0.8 million, or 4%, to $17.9 million for the nine months ended September 30, 2014 as compared to the same period in the prior year.

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

For the three and nine months ended September 30, 2014, there were no material changes to the critical accounting policies and estimates discussed in our audited consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed on March 11, 2014.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents selected information about our financial position (in thousands):

	At September 30,	At December 31,
	2014	2013

Balance sheet data
Cash and cash equivalents	$106,499	$114,254
Total assets	518,110	527,327
Total borrowings	95,743	103,000
Stockholders’ equity	236,651	218,604

Cash Resources

Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at September 30, 2014 included cash in non-U.S. jurisdictions of approximately $12.1 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions.  This activity results in a balance due to us at the end of each business day that we recoup over the next few business days and classify as settlement receivables.  This activity also results in a balance due to our customers at the end of each business day that we remit over the next few business days and classify as settlement liabilities. As of September 30, 2014, we had $27.4 million in settlement receivables for which we received payment in October 2014.  As of September 30, 2014, we had $116.7 million in settlement liabilities due to our customers for these settlement services that were paid in October 2014.

Sources and Uses of Cash

The following table presents a summary of our cash flow activity (in thousands):

	Nine Months Ended September 30,		Incr./(Decr.)
	2014	2013	Sep-14 vs. Sep-13

Cash flow activities
Net cash provided by operating activities	$29,440	$25,763	$3,677
Net cash used in investing activities	(22,659)	(9,173)	(13,486)
Net cash used in financing activities	(14,124)	(26,619)	12,495
Effect of exchange rates on cash	(412)	(1)	(411)

Cash and cash equivalents
Net decrease for the period	(7,755)	(10,030)	2,275
Balance, beginning of the period	114,254	153,020	(38,766)

Balance, end of the period	$106,499	$142,990	$(36,491)

Cash flows provided by operating activities increased by $3.7 million for the nine months ended September 30, 2014, as compared to the same period in the prior year. This was primarily due to an increase in depreciation and amortization expense and non-cash stock compensation, partially offset by a decrease in working capital mostly associated with the timing of our settlement receivables and settlement liabilities based on the number of business days outstanding prior to the settlement of our cash access transactions at the end of each period for the nine months ended September 30, 2014, as compared to the same period in the prior year.

Cash flows used in investing activities increased by $13.5 million for the nine months ended September 30, 2014, as compared to the same period in the prior year.  This was primarily due to the acquisition of all outstanding capital stock of NEWave for approximately $11.8 million.

Cash flows used in financing activities decreased by $12.5 million for the nine months ended September 30, 2014 as compared to the same period in the prior year.  This was primarily due to lower principal payments on our existing credit facility, a decrease in the purchase of treasury stock associated with our stock repurchase program and an increase in proceeds from the exercise of stock options for the nine months ended September 30, 2014, as compared to the same period in the prior year.

Deferred Tax Asset

At September 30, 2014, we had a net deferred income tax asset of $79.8 million. We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004.  Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in pre-existing goodwill carried over from periods prior to the conversion.  Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic effective tax rate of 36.4%, this results in tax payments being approximately $19.0 million less than the annual provision for income taxes shown on our condensed consolidated statements of income and comprehensive income for financial accounting purposes, or the amount of the annual provision, if less.  There is an expected aggregate of $87.3 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations.  We believe that it is more likely than not that we will be able to utilize our deferred tax asset.  However, the utilization of this tax asset is subject to many factors beyond our control including our earnings, a change of control and future estimations of earnings.

Liquidity Needs and Resources

We obtain all of the cash required to operate our ATMs through various ATM Funding Agreements. Some gaming establishments provide the cash utilized within the ATM (“Site-Funded”). The Site-Funded receivables are generated for the amount of cash dispensed from transactions performed at our ATMs and we are liable to these gaming establishments for the face amount of the cash dispensed. In our condensed consolidated balance sheets, the amount of the receivable for transactions processed on these ATM transactions is included within settlement receivables and the amount due to the gaming establishments for the face amount of dispensing transactions is included within settlement liabilities.

Off-Balance Sheet Arrangements

For the Non-Site-Funded locations, our Contract Cash Solutions Agreement allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. Under this agreement, all currency supplied by Wells Fargo remains its sole property at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. As the cash supplied is never our asset, it is not reflected on our balance sheet. We are charged a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate for the cash used in these ATMs, which is included as interest expense in our condensed consolidated statements of income and comprehensive income. We recognize the fees as interest expense due to the similar operational characteristics to a revolving line of credit, the fact that the fees are calculated on a financial index and the fees are paid for access to a capital resource.

The Contract Cash Solutions Agreement allows us to utilize a maximum amount of $500.0 million to provide the currency needed for normal operating requirements for our ATMs. This agreement is scheduled to terminate on November 30, 2015. The outstanding balances of ATM cash we utilized were $295.3 million and $427.1 million as of September 30, 2014 and December 31, 2013, respectively. The cash usage fees incurred were $0.6 million and $1.8 million and $0.6 million and $1.7 million for the three and nine months ended September 30, 2014 and 2013, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR increases, subject to the interest rate cap purchased in January 2012.

We are responsible for any losses of cash in the ATMs under our agreement with Wells Fargo and we self-insure for this risk. For the three and nine months ended September 30, 2014 and 2013, we incurred no material losses related to this self-insurance.

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

We believe that borrowings available under the Senior Credit Facility, together with our anticipated operating cash flows, will be adequate to meet our anticipated requirements for working capital, capital expenditures and scheduled interest payments for the foreseeable future with respect to our business as currently operated. Although no additional financing is currently contemplated (other than the debt financing related to the Multimedia Games acquisition), if the Multimedia Games acquisition fails to close, we may seek, if necessary or otherwise advisable and to the extent permitted under the terms of the Senior Credit Facility, additional financing through bank borrowings or public or private debt or equity financings. We cannot ensure that any such additional financing, if needed, will be available to us, or that, if available, the financing will be on terms favorable to us. The terms of any additional debt or equity financing that we may obtain in the future could impose additional limitations on our operations and/or management structure. We also cannot ensure that the estimates of our liquidity needs are accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

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

Financing for Multimedia Games Acquisition

In connection with the pending acquisition of Multimedia Games, the Company entered into a commitment letter with Bank of America, N.A. (“Bank of America”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), Deutsche Bank AG New York Branch (“DBNY”), and Deutsche Bank Securities Inc. (“DBSI” and together with Bank of America, Merrill Lynch, and DBNY, the “Commitment Parties”),  pursuant to which the Commitment Parties have agreed to provide debt financing. The debt financing is anticipated to consist of: (1) senior secured credit facilities in an aggregate principal amount of $850.0 million, comprised of a $800.0 million senior secured term loan and a $50.0 million senior secured revolving credit facility; and (2) senior unsecured notes yielding $400.0 million in aggregate gross cash proceeds and/or, to the extent that the issuance of such notes yields less than $400.0 million in aggregate gross cash proceeds or such cash proceeds are otherwise unavailable, a senior unsecured bridge loan facility up to an aggregate principal amount of $400.0 million (less the cash proceeds received from the notes and available for use (if any)). The funding of the debt financing is contingent on the satisfaction of certain conditions set forth in the commitment letter. Based on our ability to meet the conditions set forth in the commitment letter, we expect to have sufficient funds to complete the acquisition and meet our anticipated requirements for working capital, capital expenditures and scheduled interest payments for the foreseeable future.  We also intend to use the funds from the debt financing to pay any remaining balance on our Senior Credit Facility at the close of the acquisition.  If the conditions to closing the merger have been satisfied and we are unable to close because the debt financing is unavailable, we would be required to pay Multimedia Games a termination fee of $50 million. We anticipate the closing of the Multimedia Games acquisition to occur in late December 2014 or early 2015, subject to obtaining all necessary regulatory approvals.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. The currency supplied by Wells Fargo was $295.3 million as of September 30, 2014. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $3.0 million impact on income before taxes over a 12-month period.  Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

Our Credit Facility bears interest at rates that can vary over time.  We have the option of having interest on the outstanding amounts under these credit facilities paid based on a base rate or based on LIBOR.  We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities.  The weighted average interest rate was 4.0% for the nine months ended September 30, 2014. Based upon the outstanding balance on the Credit Facility of $95.7 million on September 30, 2014, each 1% increase in the applicable LIBOR would have a $1.0 million impact on interest expense over a 12-month period.

In January 2012, we entered into a three year $150.0 million interest rate cap agreement pursuant to the terms and conditions of the Credit Facility, which partially mitigates our exposure to any increases to LIBOR to the extent LIBOR rises above 1.5% during the term of the interest rate cap agreement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of September 30, 2014 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control — Integrated Framework (“2013 Framework”).  Originally issued in 1992 (“1992 Framework”), the Framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplifies their use and application.  The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time the COSO will consider it as superseded by the 2013 Framework.  As of September 30, 2014, we continued to utilize the 1992 Framework and will continue to do so through the transition to the 2013 Framework. We expect to be in compliance with the 2013 framework by the transition period deadline.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to a variety of claims and suits that arise from time to time in the ordinary course of business including those discussed below. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

Multimedia Games Merger Litigation

In October 2014, four complaints were filed by purported stockholders of Multimedia Games naming as defendants, among others, Holdings, and Movie Merger Sub, Inc., a wholly owned subsidiary of Holdings (“Merger Sub”).   The following three complaints were filed in the United States District Court for the Western District of Texas: Daniel Fumia, David Eykyn, and Mike Eykyn v. Multimedia Games Holding Company, Inc., Global Cash Access Holdings, Inc., et al., Case No 1:14-cv-00922; Maciel v. Multimedia Games Holding Company, Inc., Global Cash Access Holdings, Inc., et. al., Case No. 1:14-cv-00964; and Coffman v. Multimedia Games Holding Company, Inc., Global Cash Access Holdings, Inc., et. al., Case No. 1:14-cv-00966.  One of these complaints is a putative class action, another is an individual suit with respect to certain claims and a putative class action with respect to other claims, and the other complaint is both a putative class action and derivative litigation, all purportedly on behalf of Multimedia Games shareholders.  The fourth complaint, Gregory Lewis v. Global Cash Access Holdings, Inc., et. al, Case No. D-1-GN-14-004324, was filed in the District Court of Travis County, Texas, 201st Judicial District as both a putative class action and derivative shareholder litigation purportedly on behalf of Multimedia Games shareholders.

The complaints allege, among other things, that the directors of Multimedia Games breached their fiduciary duties in connection with the acquisition of MGAM by Holdings and Merger Sub by approving a transaction that would purportedly provide certain shareholders and directors with preferential treatment at the expense of Multimedia Games’ other shareholders and also thereby allegedly violate Sections 14(a) and 20(a) of the Securities Exchange Act of 1934.  The claim against Holdings and Merger Sub is for allegedly aiding and abetting the Multimedia Games directors’ purported breaches of fiduciary duties.  The complaints seek an injunction to prevent Multimedia Games and Holdings from completing the acquisition unless Multimedia Games’ directors adopt procedures or a process that purportedly complies with their fiduciary duties to Multimedia Games shareholders.  The complaints also seek other declaratory relief and rescission, to the extent already implemented, from the merger agreement between Multimedia Games and Holdings and an award to plaintiff of costs and attorney’s fees, among other things.  We intend to vigorously defend these matters.

ITEM 1A. RISK FACTORS

There are a number of factors that may affect our business and financial results or stock price.  A complete description of these factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2013. The following additional risk factors relate to our pending acquisition of Multimedia Games.

The merger may not be consummated in a timely manner or at all, including if we are unable to obtain the debt financing necessary for us to complete the merger.

On September 8, 2014, we entered into a merger agreement under which we agreed to acquire Multimedia Games. Consummation of the merger is subject to the satisfaction of various conditions, including receipt of certain regulatory approvals and approval by Multimedia Games’ shareholders. There can be no assurances that these conditions will be satisfied on a timely basis or at all. In addition, we will not be able to consummate the merger unless we are able to obtain debt financing in an amount sufficient to pay the merger consideration, refinance our existing indebtedness and Multimedia Games’ existing indebtedness and pay all related transaction costs. While we have obtained commitments from various lenders to provide us this debt financing, there can be no assurances that this debt financing will ultimately be available to us. If the conditions to closing the merger have been satisfied and we are unable to close because the debt financing is unavailable, we would be required to pay to Multimedia Games a termination fee of $50 million. The failure of the merger to close on a timely basis or at all, including if we are required to pay a termination fee in connection with the termination of the merger agreement, could have an adverse effect on our business, financial condition, results of operations or cash flows.

We may be unable to obtain the regulatory approvals required to complete the merger with Multimedia Games or, in order to obtain such approvals, we may have to take actions that could have an adverse effect on our operations.

Under the terms of the merger agreement with Multimedia Games, the closing of the merger is subject to, among other conditions, the receipt of certain gaming regulatory approvals. There can be no assurance that we will obtain all the required regulatory approvals within the timeframe necessary to consummate the merger. In addition, as a condition to granting their approval, certain regulatory authorities may require us to agree to concessions or undertakings (including the termination of relationships or contractual obligations) that could have an adverse effect on our business or that of the combined company following the merger.

The pending merger could adversely affect the business and operations of GCA and Multimedia Games and may result in the departure of key personnel.

In connection with the pending merger, some customers of each of GCA and Multimedia Games may delay or defer decisions or may end their relationships with the relevant company, which could negatively affect the revenue, earnings and cash flows of GCA and Multimedia Games, regardless of whether the merger is consummated. Similarly, current and prospective employees of GCA and Multimedia Games may experience uncertainty about their future roles with GCA following the merger. If we were to lose the services of any of our senior officers or key employees, and are not able to find suitable replacements for such persons in a timely manner, our business could be materially affected.

Failure to complete the merger could have a material adverse effect on our financial condition and results of operations and could negatively impact our stock price.

We will incur significant transaction costs relating to the merger, including legal, accounting, financial advisory, regulatory and other expenses. In connection with the merger, we have incurred and currently expect to continue to incur, regulatory costs, professional fees and other expenses for the remainder of 2014 and into 2015. In general, these expenses are payable by us whether or not the merger is completed. If the merger is not completed under specified circumstances, we may be required to pay to Multimedia Games a termination fee of $50 million. The payment of such transaction costs or termination fees could have an adverse effect on our financial condition, results of operations or cash flows. In addition, we could be subject to litigation related to the merger, which could subject us to significant liability for damages and result in the incurrence of substantial legal fees. The current market price of our stock may reflect an assumption that the pending merger will occur and failure to complete the merger could result in a decline in our stock price.

If the merger is completed, the combined company may not realize the anticipated benefits of the merger, including potential cost synergies, due to challenges associated with integrating the two companies or other factors.

The success of the merger will depend in part on the success of the combined company’s management in integrating the operations, technologies and personnel following the closing of the merger.  Management’s inability to meet the challenges involved in integrating the operations successfully or otherwise to realize the anticipated benefits of the merger could seriously harm the combined company’s results of operations.  In addition, the overall integration of the two companies will require substantial attention from the combined company’s management, particularly in light of the geographically dispersed operations of the two companies, which could further harm the combined company’s results of operations.

The challenges involved in integration include:

•                  integrating the two companies’ operations, processes, people, technologies, products and services;

•                  coordinating and integrating sales and marketing and research and development functions;

•                  demonstrating to the combined company’s customers that the merger will not result in adverse changes in business focus, products and service deliverables (including customer satisfaction);

•                  assimilating and retaining the personnel of both companies and integrating the business cultures, operations, systems and clients of both companies; and

•                  consolidating corporate and administrative infrastructures and eliminating duplicative operations and administrative functions.

We may not be able to successfully integrate operations in a timely manner, or at all, and the combined company may not realize the anticipated benefits of the merger, including potential cost and operating synergies or sales or growth opportunities, to the extent or in the time frame anticipated.  The anticipated benefits and synergies of the merger are based on assumptions and current expectations, not actual experience, assume a successful integration and reallocation of resources among our facilities without unanticipated costs, and assume our efforts do not have unforeseen or unintended consequences.  In addition, the combined company’s ability to realize the benefits and synergies of the business combination could be adversely impacted to the extent that relationships with existing or potential customers, suppliers or strategic partners are adversely affected as a consequence of the merger or by practical or legal constraints on its ability to combine operations.

If the merger is completed, our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations with respect to our indebtedness.

If the merger is completed, we will be highly leveraged.  Our high degree of leverage could have important consequences, including:

•                  increasing our vulnerability to adverse economic, industry or competitive developments;

•                  requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•                  making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing such indebtedness;

•                  restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•                  limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•                  limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES AND WITHHOLDING OF EQUITY SECURITIES

							Maximum
							Approximate Dollar
					Total Number of Shares		Value of Shares that
	Total Number of		Average Price per		Purchased as Part of		May Yet Be Purchased
	Shares Purchased or		Share Purchased or		Publicly Announced		Under the Plans or
	Withheld		Withheld		Plans or Programs		Programs
	(000’s)				(000’s)		($000’s)
Share Repurchases
7/1/14 – 7/31/14	344	(1)	$8.56	(2)	344	(1)	$12,574	(3)
8/1/14 – 8/31/14	285	(1)	$8.23	(2)	285	(1)	$10,228	(3)
9/1/14 – 9/30/14	25	(1)	$7.67	(2)	25	(1)	$10,038	(3)

Sub-Total	654	(1)	$8.38	(2)	654	(1)

Tax Withholdings
7/1/14 – 7/31/14	1	(4)	$9.06	(5)	-		$-
8/1/14 – 8/31/14	1	(4)	$7.92	(5)	-		$-
9/1/14 – 9/30/14	1	(4)	$7.55	(5)	-		$-

Sub-Total	3	(4)	$8.18	(5)	-

Total	657		$8.38		654

(1)       Represents the number of shares repurchased during the three months ended September 30, 2014 pursuant to the share repurchase program that our Board of Directors has authorized and approved giving us the authority to repurchase up to $40.0 million of our outstanding common stock over a two year period, which commenced in the first quarter of 2013.  This share repurchase program supersedes all prior share repurchase programs. Due to our pending acquisition of Multimedia Games, we do not intend to buy back additional shares of our common stock through the end of the repurchase program that will expire in December 2014.

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

(5)         Represents the average price per share of common stock withheld from restricted stock awards on the date of withholding.

ITEM 6. EXHIBITS

Exhibit Number		Description

2.1	(1)	Agreement and Plan of Merger, dated as of September 8, 2014, by and among GCA, Merger Sub and Multimedia Games.

3.1	(2)	Amended and Restated Certificate of Incorporation.

3.2	(3)	Amended and Restated Bylaws of the Company, effective as of July 31, 2014.

10.1	(1)	Commitment Letter, September 8, 2014, by and among GCA and the Commitment Parties.

10.2	(4)	Third Amendment, dated October 3, 2014, to Credit Agreement, dated March 1, 2011.

31.1*

Certification of Ram V. Chary, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 4, 2014 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Randy L. Taylor, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 4, 2014 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Ram V. Chary, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 4, 2014 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Randy L. Taylor, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 4, 2014 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 8, 2014.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement Amendment No. 2 filed May 24, 2006.

(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 5, 2014.

(4)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed October 6, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2014	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)	(Registrant)

By:	/s/ Randy L. Taylor
Randy L. Taylor
Chief Financial Officer
(For the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description

2.1	(1)	Agreement and Plan of Merger, dated as of September 8, 2014, by and among GCA, Merger Sub and Multimedia Games.

3.1	(2)	Amended and Restated Certificate of Incorporation.

3.2	(3)	Amended and Restated Bylaws of the Company, effective as of July 31, 2014.

10.1	(1)	Commitment Letter, September 8, 2014, by and among GCA and the Commitment Parties.

10.2	(4)	Third Amendment, dated October 3, 2014, to Credit Agreement, dated March 1, 2011.

31.1*

Certification of Ram V. Chary, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 4, 2014 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Randy L. Taylor, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 4, 2014 in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Ram V. Chary, Chief Executive Officer of Global Cash Access Holdings, Inc. dated November 4, 2014 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Randy L. Taylor, Chief Financial Officer of Global Cash Access Holdings, Inc. dated November 4, 2014 in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 8, 2014.

(2)	Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement Amendment No. 2 filed May 24, 2006.

(3)	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed August 5, 2014.

(4)	Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed October 6, 2014.