Form 10-K
period 2014-12-31
Global Cash Access Holdings, Inc.
filed 2015-03-16
CIK 1318568

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32622

GLOBAL CASH ACCESS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0723270 (I.R.S. Employer Identification No.)

7250 S. Tenaya Way, Suite 100, Las Vegas, Nevada 89113
(Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2014, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $589.4 million.

There were 65,607,569 shares of the registrant's common stock issued and outstanding as of the close of business on March 5, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's 2014 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

GLOBAL CASH ACCESS HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2014

i

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Global Cash Access Holdings, Inc. ("Holdings") is a holding company, the principal assets of which are the issued and outstanding capital stock of each of Global Cash Access, Inc. ("GCA") and Multimedia Games Holding Company, Inc. ("Multimedia Games"). Unless otherwise indicated, the terms the "Company," "we," "us" and "our" refer to Holdings together with its consolidated subsidiaries.

Our disclosure and analysis in this Annual Report on Form 10-K, including all documents incorporated by reference, and in our 2014 Annual Report to Stockholders contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "believe," "expect," "intend," "estimate," "project," "may," "should," "will," "likely," "will likely result," "will continue," "future," "plan," "target," "forecast," "goal," "observe," "seek," "strategy" and other words and terms of similar meaning. The forward-looking statements in this Annual Report on Form 10-K reflect the Company's current views with respect to future events and financial performance.

Forward-looking statements include, but are not limited to, statements regarding the following matters: trends in gaming establishment and patron usage of our products; benefits realized by using our products and services; product development and regulatory approval; gaming regulatory, card association and statutory compliance; the implementation of new or amended card association and payment network rules; consumer collection activities; future competition; future tax liabilities; international expansion; resolution of litigation; dividend policy; new customer contracts and contract renewals; future results of operations (including revenue, expenses, margins, earnings, cash flow and capital expenditures); future interest rates and interest expense; future borrowings; and future equity incentive activity and compensation expense.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties, including, without limitation, our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to introduce new products and services; our ability to execute on mergers, acquisitions and/or strategic alliances including our ability to integrate Multimedia Games; gaming establishment and patron preferences; our ability to successfully complete the conversion of our third-party processor; our ability to comply with the Europay, MasterCard and Visa global standard for cards equipped with computer chips ("EMV"); national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; inaccuracies in underlying operating assumptions; unanticipated expenses or capital needs; technological obsolescence; employee turnover; and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate. Readers are cautioned to consider the specific risk factors described herein and in "Item 1A. Risk Factors" of this Annual Report on Form 10-K, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph. You are advised, however, to consult any further disclosures we make on related subjects in our reports and other filings with the Securities and Exchange Commission (the "SEC"). Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under "Item 1A. Risk Factors" of this Annual Report on Form 10-K. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand it is not possible to predict or identify all such factors.

 PART I

Item 1.    Business.

Overview

GCA is dedicated to providing integrated gaming payments solutions, video and mechanical reel gaming content and technology solutions, as well as compliance and efficiency software. The Company's Payments business provides: (a) access to cash at gaming facilities via Automated Teller Machine ("ATM") cash withdrawals, credit card cash access transactions, point-of-sale ("POS") debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and, (e) online payment processing solutions for gaming operators in States that offer intra-state, Internet-based gaming and lottery activities. The Company's Games business, under the Multimedia Games brand, provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including the award-winning TournEvent® slot tournament solution; and, (b) the central determinant system for the video lottery terminals ("VLTs") installed at racetracks in the State of New York.

Holdings was formed as a Delaware limited liability company on February 4, 2004 and was converted to a Delaware corporation on May 14, 2004. Our principal executive offices are located at 7250 South Tenaya Way, Suite 100, Las Vegas, Nevada 89113. Our telephone number is (800) 833-7110. Our website address is www.gcainc.com. The information on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC.

Recent Developments

On December 19, 2014, Holdings completed its acquisition of Multimedia Games. Pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2014 (the "Merger Agreement"), by and among Holdings, Movie Merger Sub, Inc., a wholly owned subsidiary of Holdings ("Merger Sub"), and Multimedia Games, Merger Sub merged with and into Multimedia Games, with Multimedia Games continuing as the surviving corporation (the "Merger"). In the Merger, Multimedia Games became a wholly owned subsidiary of Holdings. Also, as a result of the Merger, each outstanding share of common stock, par value $0.01 per share, of Multimedia Games, other than shares held by Holdings, Multimedia Games, Merger Sub or their respective subsidiaries, was cancelled and converted into the right to receive $36.50 in cash, without interest ("Merger Consideration"). In addition, as of the effective time of the Merger:

•
each outstanding option to purchase Multimedia Games common stock granted prior to September 8, 2014, whether vested or unvested, was canceled in exchange for the right to receive a cash payment equal to the number of shares of Multimedia Games common stock subject to such option multiplied by the excess of the Merger Consideration over the exercise price of such option;

•
each outstanding equity-based award of Multimedia Games that was subject to performance-based conditions, whether vested or unvested, was canceled in exchange for the right to receive a cash payment equal to the number of shares of Multimedia Games common stock subject to such performance share award (assuming achievement of the applicable performance-based conditions at the maximum level) multiplied by the Merger Consideration;

•
each outstanding Multimedia Games restricted stock unit award ("RSU") granted on or prior to September 8, 2014, whether vested or unvested, was canceled in exchange for the right to receive the Merger Consideration multiplied by the number of Multimedia Games shares subject to such RSU; and

•
each option to purchase shares of Multimedia Games common stock granted after September 8, 2014, was converted into a new award covering shares of Holdings common stock using a customary exchange ratio of the Merger Consideration to Holdings' stock price on the closing date of the Merger.

The cash amounts described above (collectively, the "Total Merger Consideration") totaled approximately $1.1 billion. To fund the Merger, we entered into a credit facility consisting of a $500.0 million, six-year senior secured term loan facility (the "Term Loan") and a $50.0 million, five-year senior secured revolving credit facility ("Revolving Credit Facility", and together with the Term Loan, the "Credit Facility") and issued $350.0 million aggregate principal amount of 7.75% Senior Secured Notes due 2021 (the "Secured Notes"), and $350.0 million aggregate principal amount of 10.00% Senior Unsecured Notes due 2022 (the "Unsecured Notes" and, together with the Secured Notes, the "Notes"). The Revolving Credit Facility remained undrawn at the closing of the Merger.

Multimedia Games designs, manufactures and supplies gaming machines and systems to commercial and Native American casino operators as well as select lottery operators and commercial bingo facility operators. Multimedia Games' revenue is generated from the operation of gaming machines in revenue sharing or lease arrangements and from the sale of gaming machines and systems that feature proprietary game themes.

Multimedia Games operates in the Class II and Class III slot markets. The Class II market, which consists of bingo, both in traditional and electronic form, is regulated by tribal governments with the oversight of the National Indian Gaming Commission ("NIGC"). Class II games are not subject to gaming taxes. The Class III market consists of casino style games, including traditional slot machines located in both commercial and tribal casinos. Class III gaming on Native American tribal lands is subject to the negotiation of a compact between the tribe and the state in which the tribe plans to operate, or operates a gaming facility. These tribal state compacts typically include provisions entitling the state to receive a portion of the tribe's gaming revenue.

Throughout Part I of this Annual Report on Form 10-K, except as otherwise specified, we have described our business as currently operated, giving effect to the Merger.

Our Business Segments

We organize and manage our operations across the following business segments: (a) Cash Advance, (b) ATM, (c) Check Services, (d) Games, and (e) Other. A summary of our segment financial information is contained in "Note 20. Segment Information" of our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Prior to the Merger, Multimedia Games operated in a single segment.

Cash Advance Segment

Patrons can perform credit card cash access transactions and POS debit card transactions using many of our enabled devices. A patron's credit card cash access limit is usually a sub-limit of the total credit line and is set by the card-issuing bank. These limits vary significantly and can be larger or smaller than the POS debit limit. A credit card cash access transaction obligates the patron to repay the issuing bank over time on terms that are preset by the cardholder agreement. A patron's POS debit card allows the patron to make cash withdrawals at the point of sale in an amount equal to the lesser of the amount of funds in the account or a daily limit that is generally five to ten times as large as the patron's daily ATM limit.

When a patron requests a credit card cash access or POS debit card transaction, our processor routes the transaction request through one of the card associations or EFT networks to the issuing bank. Depending upon several factors, such as the available credit or bank account balance, the transaction is either authorized or declined by the issuing bank. If authorized, the patron's bank account is debited or the patron's credit card balance is increased, in both cases, by an amount equal to the funds requested plus our service fee. The service fee is a fixed dollar amount, a percentage of the transaction size or a combination of a fixed dollar amount and percentage of the transaction size. If the transaction is authorized, the device informs the patron that the transaction has been approved. The device then further instructs the patron to proceed to the gaming establishment's cashier, or Company-operated booth, to complete the transaction because credit card cash access and POS debit card transactions must, in most circumstances, be completed in face-to-face environments and a unique signature must be received in order to comply with rules of the card associations. Once at the cashier booth, the patron acknowledges acceptance of the fee. We reimburse the gaming establishment for the amount of cash that it provided to the patron by either issuing a negotiable instrument to the gaming establishment or paying the gaming establishment via wire transfer or other similar form of electronic payment. In addition, we generally pay the gaming establishment a portion of the service fee as a commission for the right to operate on its premises, although this payment as a percentage of the fee is generally smaller for credit card cash access and POS debit card transactions than for ATM withdrawals. In addition, we are obligated to pay interchange fees to the issuing bank and processing costs related to the electronic payment transaction to card associations.

ATM Segment

ATM cash withdrawal transactions represent the largest category of electronic payment transactions that we process, as measured by dollar and transaction volume. In an ATM cash withdrawal, a patron directly accesses funds from a device enabled with our ATM service by either using an ATM or debit card to withdraw funds from the patron's demand deposit account or using a credit card to access the patron's line of credit. In either event, the patron must use the Personal Identification Number ("PIN") associated with such card. Our processor then routes the transaction request through an electronic funds transfer ("EFT") network to the patron's bank or issuer. Depending upon a number of factors, including the patron's account balance or credit limit and daily withdrawal limit, the bank or issuer will either authorize or decline the transaction. If the transaction is authorized, then the ATM-enabled device dispenses the cash to the patron. For a transaction using an ATM or debit card, the patron's bank account is debited by the amount of cash disbursed plus a service fee that we assess the patron for the use of the ATM service. For a transaction using a credit card with a PIN, the patron's credit card account is charged by the amount of the cash disbursed plus a service fee that we assess the patron for the use of the ATM service. In both cases, the service fee is currently a fixed dollar amount and not a percentage of the transaction size. We also receive a fee, which we refer to as a reverse interchange fee, from the patron's card-issuing bank for accommodating the bank's customer. In most circumstances, we pay a percentage of the service fee that we receive from the patron and, in some circumstances, a portion of the reverse interchange fees we receive, as a commission to our gaming establishment customers for the right to operate on their premises.

Check Services Segment

Patrons may be able to cash checks at gaming establishments. When a patron presents a check to the cashier, the gaming establishment can accept or deny the transaction based on its own customer information and at its own risk, obtain third-party verification information about the check writer, the bank account number and other information relating to the check to manage its risk, or obtain a warranty on payment of the check, which entitles the gaming establishment to reimbursement of the full face amount of the check if it is dishonored.

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

For those gaming establishments that seek to manage their own risk, we provide a subscription check verification service via a database operated by our subsidiary, Central Credit, which is used by gaming establishments to make credit issuing decisions. Central Credit maintains information on the check cashing and credit history of many gaming establishment patrons. For those gaming establishments that prefer to obtain a warranty, we currently provide check warranty services through a third-party check warranty service provider. We pay this third-party provider to assist with the warranty decision, check processing, billing and collection activities. On our behalf, this third-party provider charges our gaming establishment customers a fee for the check warranty services, which is typically a percentage of the face amount of the check being warranted. In such circumstances, we receive all of the check warranty revenue. We are exposed to risk for the losses associated with any warranted items that cannot be collected from patrons issuing the items. Warranty expenses are defined as any amounts paid by the third-party provider to gaming establishments to purchase dishonored checks that will not be collectible from patrons and any expenses related to the collection on these amounts. We also pay certain fees and operating expenses to our third-party provider related to the provision of these services.

Games Segment

Although we view the financial information from Multimedia Games to be a single operating segment, we continue to evaluate these operations.

Gaming Operations

The gaming operations business line includes participation or lease revenue generated from Multimedia Games' commercial products, Class III products, Native American Class II products, and other bingo products, lottery systems, and back office systems. Under these arrangements, Multimedia Games generally retains ownership of the leased gaming equipment installed at customer facilities and receives recurring revenue based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee based on the number of player terminals installed at the facility.

Multimedia Games' significant gaming operations growth in recent years has been driven by licensing in new jurisdictions, increased investment in research and development, and introduction of premium game products (which typically include high definition ("HD") dual-screens, liquid crystal display ("LCD") panels and red green blue ("RGB") top box lighting). From its historical focus on placement of standard games into the Oklahoma and Washington tribal markets, Multimedia Games has diversified its installed base in recent years with entry into new commercial and tribal markets as well as development and placement of premium products. Multimedia Games has grown premium game installations with approximately 1,540 units installed (representing more than 11% of our installed base) since entering the category two years ago. Development of high-earning premium games has supported Multimedia Games' ability to enter new markets, expand its footprint and provide broad and fresh content across its installed base. Multimedia Games launched three new premium cabinets in 2014, which we believe will continue to support growth in win per unit and the installed base of recurring revenue generating machines.

Multimedia Games provides the New York Lottery with an accounting and central determinant system for the VLTs in operation at licensed State of New York racetracks. As of December 31, 2014, this central determinant system connected to approximately 18,000 VLTs and electronic table games ("ETGs") provided by third-party providers and has the ability to interface with, provide outcomes to, and manage the VLTs as well as interface with and manage the 1,300 ETGs. Pursuant to its agreement with the New York Lottery, Multimedia Games receives a portion of the network-wide net win (generally, cash-in less prizes paid) per day in exchange for provision and maintenance of the central determinant system. In February 2009, the New York Lottery awarded Multimedia Games a contract extension through December 2017 and provides Multimedia Games an opportunity to expand its network as the New York Lottery licenses additional race track gaming facilities in the state. Multimedia Games also provides central determinant system technology to Native American tribes in the State of Washington for which it receives a portion of the revenue generated from the VLTs connected to the system.

Machine Sales and Other

The machine sales and other business line includes the direct sale of player terminals, licenses, back office systems and other related equipment. The majority of Multimedia Games' sales contracts are for some combination of gaming equipment, player terminals, content, system software, license fees, ancillary equipment and maintenance. Machine sales include gaming machines that feature proprietary game themes. Other revenue includes gaming systems, maintenance and service contracts, entry fees and partnerships associated with the National TournEvent of Champions.

Other Segment

Fully Integrated Kiosk Sales and Services

We sell cash access devices, such as fully integrated kiosks and jackpot kiosks, which may be enabled with our cash access services, and we provide certain professional services, software licensing, and certain other ancillary services associated with the sale, installation and maintenance of those devices.

Central Credit

Central Credit is a gaming patron credit bureau specifically designed for the gaming industry to allow gaming establishments to improve their credit-granting decisions. Our Central Credit database contains gaming patron credit history and transaction data on gaming patrons. Our gaming credit reports are comprised of information recorded from patron credit histories at hundreds of gaming establishments. We provide such information to gaming establishments that subscribe to the service. These establishments then use that data, among other things, to determine how much credit, if any, they will grant to a gaming patron. We typically charge our customers for access to gaming patron credit reports on a monthly basis and our fees are generally comprised of a fixed minimum fee plus per-transaction charges for certain requests.

Anti-Money Laundering and Tax Compliance Software

Through our acquisition of NEWave, Inc. ("NEWave") in April 2014, we now provide anti-money laundering and tax compliance software used in casino cages.

Other

We market our information services to gaming establishments to assist in automating cashier operations and enhancing patron marketing activities.

Our Products and Services

Cash Access Solutions

Our cash access solutions consist of the following products and services:

Casino Cash Plus 3-in-1 ATMs are unmanned, cash-dispensing machines that enable ATM cash withdrawals, POS debit card transactions and credit card cash access transactions directly or using our patented 3-in-1 Rollover functionality. Most financial institutions that issue debit cards impose daily ATM withdrawal limits, and, in many instances, aggregate and count Friday, Saturday and Sunday as a single day in calculating such limits. If a patron has reached his or her daily ATM limit, our patented 3-in-1 Rollover functionality automatically enables the patron to obtain funds via a POS debit card transaction or a credit card cash access transaction instead.

Check verification and warranty services allow gaming establishments to manage and reduce risk on patron checks that they cash. A gaming establishment can query our Central Credit database to review the check cashing history of a gaming establishment patron before deciding whether to cash the patron's check. If the gaming establishment desires additional protection against loss, it can seek a warranty on payment of the check. We have an exclusive relationship with a third-party check warranty service provider to market check warranty services to gaming establishments.

Fully Integrated Kiosks are multi-function terminals that combine our cash access 3-in-1 Rollover functionality with slot machine ticket redemption and bill breaking service capabilities. The availability of our cash access services on these slot ticket redemption devices provides us with additional points of contact with gaming patrons at locations that are closer to the slot machines than traditional cash access devices that are typically located on the periphery of the gaming area within the gaming establishment and also provides gaming patrons with more opportunities to access their cash with less cashier involvement, thereby creating labor cost savings for gaming establishments.

Jackpot kiosks are multi-function employee kiosks that allow casino personnel to immediately process and dispense taxable jackpots in the form of cash, tickets or a combination of both. Jackpots that exceed established local or federal dollar limits are taxable and require a casino employee to complete the transaction in order to issue the patron a W-2G or 1042-S. The jackpot kiosk, which may also offer our other cash access services, automates and streamlines this process.

Central Credit is our gaming patron credit bureau service which, on a subscription basis, allows gaming establishments to improve their credit-granting decisions by obtaining access to a database containing credit information and transaction data on millions of gaming patrons.

Anti-Money Laundering and Tax Compliance Solutions is our suite of compliance software solutions for gaming operators. Our compliance solutions help our gaming establishment customers comply with financial services and gaming regulations. These solutions include software to assist in compliance with anti-money laundering regulations, such as filing currency transaction reports ("CTRs") and suspicious activity reports ("SARs"). Additionally, these compliance solutions also assist casinos in filing required tax forms in connection with the payout of jackpot winnings to patrons and assist casinos with auditing cash on the floor and in casino cages.

We also offer:

•
stand alone, non ATM terminals that perform authorizations for credit card cash access and POS debit card transactions;

•
database services that allow gaming establishments access to information from our proprietary patron transaction database for purposes of player acquisition, direct marketing, market share analysis and a variety of other patron promotional uses. Our proprietary patron transaction database includes information that is captured from transactions we process. Patrons may "opt out" of having their names included in marketing mailing lists; and

•
an online payment processing solution for gaming operators in states that offer intra-state, Internet-based gaming and lottery activities.

Games Products

Our gaming products include:

Classic Mechanical Reel Games.    Our full range of classic mechanical reel games provide players with a traditional high denomination slot gaming experience. These games leverage our enduring brands, such as Black Diamond, Crystal Jackpots, Smokin' 777 and Jackpot Fire, among others, and feature a unique take on traditional slot games with eye-catching features. The new Skyline mechanical reel series was released with a vintage-inspired bezel showcasing RGB lighting and a 24-inch LCD display, with the initial release of titles Ultra Mega Meltdown and Canary Diamonds.

Video Reel Games.    We offer a growing range of video reel games that provide a uniquely entertaining slot gaming experience. These games leverage the Player HD cabinet to deliver eye-catching graphics and full, rich sound. High denomination, high multi-line themes have been introduced to the market, such as Warrior Legacy and Starry Night-HD, along with a batch of gameplay features, such as the Windfall Reels on Buckaroo, the Story Stacks on Aeronauts; and the Wild Pairs feature on Antony and Cleopatra and Bonnie and Clyde.

High Rise Games.    Our current premium participation slot game series features one of the industry's largest top boxes, a vertically oriented 37-inch LCD screen that eliminates overhead signage, creates new possibilities for gaming action and offers LED lights around the perimeter of the top box screen as well as unique bonus features. Four themes are being unveiled on the High Rise Games series, including Queen of Diamonds, Pirates Skull & Bones, The Money Man Big Cash Spin, and Smokin' Hot Diamonds. Queen of Diamonds is a 9-Reel, 32-Line theme featuring our new Jackpot Jump. Once any jackpot trigger is hit, players pick from one of four cards to find a diamond-suited Jackpot Jump card or a Queen of Diamonds card, which will "jump" the progressive prize by one or two tiers, respectively.

Platinum MPX and The Texan HDX.    The award-winning Platinum MPX represents a premium participation cabinet and game series that offers a 40-inch monitor, full 1080p HD graphics capabilities, a fully-customizable touchscreen button panel, game-controlled runway lighting and six custom speakers, including two speakers in the fully integrated interactive sound chair with Earthquake Shakers technology. The Platinum MPX debuted with two games in 2014, the award-winning Thundering Herd and Invasion 2: The Return, with new themes Cabinet of Curiosities, Dracula, Haunted House-After Dark, and The Valkyries scheduled to be released in 2015. The Texan HDX is an 8-foot tall cabinet with twin 42-inch video screens, featuring a two-person bench seat. The oversized cabinet will showcase any of our standard video themes from Multimedia Games' game library.

TournEvent.    Our award-winning slot tournament system is a proven solution that allows operators to switch from in-revenue gaming to out-of-revenue tournaments with the simple click of a mouse. In 2014, the award-winning slot tournament system debuted a wireless tablet option, the latest out-of-revenue game and new signage. With the wireless tablet option, casino operators will be able to sign up players for tournaments remotely, allowing for a more efficient tournament registration and an overall better tournament experience for the casinos and players alike. The out-of-revenue game, Cash Boom Bang with 4 Reel Frenzy, will take slot tournaments to the next level, as tournament screens will explode into four sets of reels once a bomb appears. Jump to First and Pop-n-Win may occur during this time as well. TournEvent will also now come with a new sign option, consisting of a rotating 55-inch monitor, lighted accent dividers, and the ability to be featured on new bank configurations.

Manufacturing

We utilize contract manufacturers to produce the cabinets that make up our electronic gaming machines ("EGMs") and our kiosk products, as well as other sub-assemblies. We have assembly facilities in Austin, Texas and Las Vegas, Nevada, where we assemble the EGMs and our kiosk products, which include the cabinets, computer assemblies, LCD screens, printers, bill validators and acceptors and other wiring and harnesses. We believe that our sources of supply of component parts and raw materials for our products are generally adequate and we have few sole-sourced parts.

Research and Development

We conduct research and development activities primarily to develop gaming systems, gaming engines, casino data management systems, casino central monitoring systems, video lottery outcome determination systems, gaming platforms and gaming content, as well as to add enhancements to our existing product lines. We believe our ability to deliver differentiated, appealing products and services to the marketplace is based on our research and development investments, and we expect to continue to make such investments in the future. Research and development costs consist primarily of salaries and benefits, consulting fees and an allocation of corporate facilities costs related to these activities. Once the technological feasibility of a project has been established, it is transferred from research to development and capitalization of development costs begins until the product is available for general release.

Customers

As of December 31, 2014, we served over 1,000 casinos and other gaming properties in the United States, Europe, Canada, the Caribbean, Central America and Asia. In certain limited circumstances, we provide our products and services to non-gaming establishments, such as gas stations and other retail businesses associated with gaming establishment customers, but the revenue generated from these operations is not material to our operations and we do not actively market or target non-gaming establishment customers.

Sales and Marketing

We sell and market our products and services to gaming establishments primarily through the use of a direct sales force, which targets gaming establishments in the United States and in international markets. With respect to our gaming products, we participate in the Class III and Class II gaming machine markets, as well as the central determinant system market in North America, through participation, or revenue share, and fixed fee arrangements and the sale of proprietary EGMs and systems. For the years ended December 31, 2014, 2013 and 2012 our revenues from our operations outside the United States were 2.7%, 2.4% and 1.7% of our total revenue, respectively. All of our long-lived assets outside of the United States were immaterial for each of fiscal 2014, 2013, and 2012.

Our sales and marketing efforts are directed by a team of sales executives, each of whom has business development responsibility for gaming establishments in specified geographic regions. These sales executives direct their efforts at all levels of gaming establishment personnel, including senior executives, finance professionals, marketing staff, slot directors and cashiers, and seek to educate them on the benefits of our products and services. In some cases our sales executives are supported by field account managers, who provide on-site customer service to most of our customers; while in other cases our sales executives directly maintain the customer relationships. These sales executives and field account managers generally reside in the vicinity of the specific gaming establishments that they support to ensure that they respond to the customer service needs of those gaming establishments. We also have joint sales efforts with a number of strategic partners, including independent sales organizations, which allow us to market our products and services to gaming establishments through channels other than our direct sales force.

Competition

In our Payments business, we compete with other providers of cash access services to the gaming industry, as well as with financial institutions and other regional and local banks that operate ATMs on the premises of gaming establishments. Some of these other providers and financial institutions have established cooperative relationships with each other to expand their service offerings. Although almost all gaming establishments outsource their cash access service to third-party providers because providing these services is not a core competency of gaming establishment operators, and because gaming establishment operators are unable to achieve the same scale that can be obtained by third-party providers that deploy cash access services across multiple gaming establishments, we on occasion do face competition from gaming establishments that may choose to operate their own in-house cash access systems. In recent years, we have also faced increased competition from independent sales organizations, which provide basic services and aggressive pricing, from gaming equipment manufacturers and system providers that manufacture kiosks that directly, or through affiliates with third parties, offer ATM and other cash access products and services, and from traditional transaction processors that have entered the gaming patron cash access services markets. This increased competition amongst these various providers of cash access services has resulted in pricing pressure and margin erosion with respect to our core cash access products and services.

In our Games business, we compete across different gaming markets with a variety of gaming equipment suppliers. Competition is generally based upon the: (a) amount of revenue our products generate for our customers relative to the amount of revenue generated by our competitors' products, (b) prices and/or fees we and our competitors charge for products and services offered, and (c) appeal of our and our competitors' products to gaming patrons, which has a direct effect on the volume of play generated by a product and, accordingly, the revenues generated for our customers. To drive customer demand and improve product attractiveness to end users, we are continually working to develop new game themes, gaming engines, hardware platforms and systems that appeal to gaming patrons, all while working to release these new products to the marketplace in a timely manner.

Proprietary Rights

We believe the ability to introduce and respond to technological innovation in the gaming industry will be an increasingly important qualification for the future success of any provider of cash access and gaming-related products and services. Our continued competitiveness will depend on: (a) the pace of our new product development, (b) our patent, copyright, trademark and trade secret protection, and (c) our relationships with customers. Our business development personnel work with gaming establishments, our technology and other strategic partners, and the suppliers of the financial services upon which our cash access services rely, to design and develop innovative products and services that appeal to gaming patrons.

We rely on a combination of patents, trademarks, copyrights, trade secrets and contractual restrictions to protect our intellectual property. In our cash access business, we have several issued patents and have applied for patent protection with respect to various products and services and proprietary processes that are incorporated in our products and services, while in our gaming business, we have over 220 patents issued related to games and systems, most of which are unexpired, and have more than 70 patent applications pending in the United States and in many foreign countries, including over 150 patents issued and over 60 patents pending in the United States. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, when such filings are commercially reasonable, within and outside the United States. We also seek trademark protection for our names and products and have registered hundreds of trademarks in the United States and various foreign countries. Under permission or license agreements with third parties, we also sell gaming products covered by independently filed copyrights, trademarks and/or patents. Typically, these contracts require us to pay royalties to the licensing party. Royalty expenses are included in cost of gaming and systems in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Finally, we rely on trade secrets, un-patented know-how and innovation.

Employees

As of December 31, 2014, we had approximately 900 employees. We believe that our relations with our employees are good. We have never had a work stoppage and none of our employees are subject to a collective bargaining agreement.

Available Information

Our website address is www.gcainc.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. In addition, our earnings conference calls are web cast live via our website. In addition to visiting our website, you may read and copy any document we file with the SEC at the SEC's Public Reference Room at 100 F. Street NE, Washington, D.C. 20549 or at www.sec.gov. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.

REGULATION

Gaming Regulation

The gaming industry is subject to extensive laws, regulations and ordinances. Various aspects of our business are subject to comprehensive laws, regulations and ordinances applicable to the ownership, management and operation of gambling establishments as well as certain financial services conducted at such establishments. Such laws, regulations and ordinances generally affect the financial, operational and character and fitness suitability of our affiliated or subsidiary organizations as well as the officers, directors, key personnel and, in certain instances, our holders of debt or equity securities in each of those organizations. In general, the licensure, qualification and approval requirements and the regulations imposed on non-gaming suppliers and vendors are less stringent than for gaming operators, gaming-related manufacturers and suppliers, although some jurisdictions do not distinguish between the two and other jurisdictions classify all of our products and services as gaming-related, in which case we are then subject to the more stringent licensing and regulatory framework. The stated policies and other purposes behind such laws, regulations and ordinances are generally to: (a) ensure the public's trust and confidence in legalized gambling through a system of mandated regulation, internal controls and operating procedures, and (b) promote economic activity for the state, county and local governments through revenue opportunities emanating from taxes, licensing fees and other economic benefits arising out of gambling and related activities. Depending on the nature of any noncompliance, our failure to comply with such laws, regulations and ordinances may result in the suspension or revocation of any license, registration or permission, a partial or complete cessation of our business, seizure of our assets, as well as the imposition of civil fines and criminal penalties. A description of the material regulations to which we are subject is set forth below.

Federal Regulation.    At the federal level, we are subject to two key pieces of legislation. Our Native American customers are regulated by the NIGC, which was established by the Indian Gaming Regulatory Act of 1988 (the "IGRA"). The NIGC has regulatory authority over certain aspects of Native American gaming and defines the boundaries of our dealings with the Native American marketplace and the level of regulatory authority to which these games are subject. IGRA establishes three classes of gaming, each with a different regulatory framework:

Class	Type of Games	Regulatory Oversight
I	Social gaming for minimal prizes and traditional Indian gaming.	Exclusive regulation and oversight by tribal governments.
II	Bingo (both in traditional and electronic form).	Regulation by tribal governments with NIGC oversight.
III	Casino style games (including slot machines, blackjack, craps and roulette).
Must be permitted by the state in which the tribe is located. The state and the tribe must have negotiated a compact approved by NIGC, and the tribe must have adopted a gaming ordinance approved by the NIGC.

We sell our gaming devices and systems in both Class II and Class III markets.

The Johnson Act, as amended by the Federal Gambling Devices Act of 1962 (the "Johnson Act"), requires that we register annually with the Criminal Division of the United States Department of Justice and requires a wide variety of record keeping and equipment identification efforts on our part. Registration is required in order for us to sell, distribute, manufacture, transport and/or receive gaming equipment, machines or components across state lines. If we fail to comply with the requirements set forth under the Johnson Act, we could become subject to a variety of penalties, including, but not limited to, the seizure and forfeiture of equipment.

State and Tribal Gaming Commissions.    We are regulated by gaming commissions or similar authorities at the state or tribal level as either a manufacturer of gaming devices in those jurisdictions where we manufacture gaming devices and systems, a supplier of "associated equipment" in those jurisdictions where we sell and service fully integrated kiosks and jackpot kiosks, and/or as a non-gaming supplier or vendor in those jurisdictions where we provide cash access and Central Credit services only.

The process of obtaining necessary permits, licenses or approvals often involves substantial disclosure of confidential or proprietary information about us and our officers, directors, key personnel and, in certain instances, beneficial owners of our debt or equity securities, and requires a determination by the regulators as to our suitability as a manufacturer, supplier or vendor to gaming establishments. Such suitability examinations may also generally include the following:

•
requiring the licensure or finding of suitability of any of our officers, directors, key employees or beneficial owners of our debt or equity securities as well as our key third-party vendors, suppliers, customers and other companies with whom we conduct business;

•
the termination or disassociation with such officer, director, key employee or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability;

•
the submission of detailed financial and operating reports;

•
the submission of reports of material loans, leases and financing; and

•
the regulatory approval of certain material transactions, such as the acquisition of other licensed gaming companies, the transfer or pledge of our stock or other equity interests or restrictions on transfer of such interests, or similar financing transactions.

These regulatory obligations are imposed upon gaming-related manufacturers, suppliers or vendors on an ongoing basis, and there are no guaranties we will be successful in obtaining and maintaining all necessary licenses, permits and approvals and to continue to hold other necessary gaming licenses, permits and approvals to conduct our businesses as currently being conducted by us. The expansion of our businesses, the introduction of new games, systems, products or services, or changes to applicable rules and regulations may result in additional regulatory or licensing requirements being imposed upon us. We also may be required to submit software and other key technology components of our gaming devices and systems, as well as our fully integrated kiosks and jackpot kiosks to government or third-party gaming laboratories for testing and certification prior to deploying such games, systems and devices in a particular gaming jurisdiction.

Gaming regulatory authorities have broad discretion and may require any beneficial holder of our securities, regardless of the number of shares of common stock or amount of debt securities owned, to file an application, make personal or confidential disclosures, be investigated and be subject to a determination of suitability. Many jurisdictions require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for "institutional investors" that hold a company's voting securities for investment purposes only. If a beneficial holder of our securities is a corporation, partnership or trust, such entity must submit detailed business and financial information, which may include information regarding its officers, directors, partners, key personnel and beneficial owners. Further disclosure by those officers, directors, partners, key personnel and beneficial owners may also be required. Under some circumstances and in some jurisdictions, an institutional investor, as defined in the applicable gaming regulations, that acquires a specified amount of our securities may apply to the regulatory authority for a waiver of these licensure, qualification, or finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only, meets certain thresholds relating to the number of securities held and certifies as to its intentions not to materially interfere with the operations of the licensed entity. An institutional investor will not be deemed to hold voting securities for investment purposes unless the securities were acquired and are held in the ordinary course of its business.

Tribal-State Compacts and Tribal Regulation.    Native American gaming is subject to the review of the NIGC and other applicable laws. Native American tribes must adopt and submit for NIGC approval the ordinances that regulate their gaming activities. Pursuant to the requirements of IGRA, our tribal customers require the tribe to have the sole proprietary interest in their gaming activities. Because federally recognized Native American tribes are independent governments with sovereign rights, Native American tribes can enact their own laws and regulate gaming operations and contracts, and, with some exceptions, generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States.

Class III gaming on Native American tribal lands is subject to the negotiation of a compact between the tribe and the state in which they plan to operate a gaming facility. These tribal-state compacts typically include provisions entitling the state to receive a portion of the tribe's gaming revenues. While tribal-state compacts are intended to document the agreement between the state and a tribe, these tribal-state compacts can be subject to disputes relative to permitted Class III gaming operations. Currently, we operate in three states where compacts significantly affect our business: Oklahoma, Washington and, to a lesser extent, California.

•
Oklahoma.  In 2004, the Oklahoma Legislature authorized certain forms of gaming at racetracks and gaming at tribal facilities pursuant to tribal-state compacts. While the racetrack facilities can operate a limited number of instant and bonanza-style bingo games and electronic amusement games, the compacts between the Native American tribes and the state allow tribal facilities to include an unlimited number of electronic instant and bonanza-style bingo games, electronic amusement games and non-house-banked tournament card games. Vendors placing games at any of these facilities are required to gain state licensing approval as well as licensing approval from each individual tribe. Furthermore, all electronic games must receive certification from independent testing laboratories and are subject to technical specifications maintained by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities.

•
Washington.  Our activities in the State of Washington are governed pursuant to compacts between the state government and Native American tribes located in Washington. We offer a range of Class II and Class III player terminals to our customers in Washington that are operated in conjunction with local central determinant systems as described above. Compacts between the state and tribes are recognized by IGRA to permit Class III gaming.

•
California.  Our activities in the State of California are governed pursuant to compacts between the state government and Native American tribes located in California. These compacts are recognized by IGRA and permit the tribes to offer both Class II and Class III gaming machines within their gaming facilities. We offer a range of Class II linked interactive electronic games as well as Class III gaming machines to our customers in California.

Charity Regulation.    We have historically supplied bingo games and systems to nonprofit organizations that operate these games for charitable, educational and other lawful purposes. Bingo for charity is not subject to a nationwide regulatory system, such as the system created by IGRA to regulate Native American gaming, and, as a result, regulation for this market is generally on a state-by-state basis, although in some cases it is regulated by county commissions or other local government authorities.

Internet and Online Gaming Regulation.    Several states have passed implementing legislation and/or regulations to allow certain intra-state, wager-based, online casino and/or lottery games, such as online poker, lottery ticket purchases or lottery ticket subscriptions. This is due, in part, to (a) a rule of construction contained within the Unlawful Internet gaming Enforcement Act ("UIGEA") that limits and prevents UIGEA application from altering, limiting or extending any federal, state or tribal laws regulating gambling, (b) a definition within UIGEA that excludes certain intra-state, intra-tribal and interstate horseracing transactions from the phrase "unlawful Internet gambling," provided certain threshold requirements are met, and (c) a memorandum dated September 20, 2011 and published by the United States Department of Justice, Criminal Division, in which the Department concludes, among other things, that the Federal Wire Act of 1961 (the "Wire Act") does not apply to interstate transmissions of wire communications that do not relate to a sporting event or contest. To date, states such as Delaware, Georgia, Illinois, Michigan, Minnesota, Nevada, New Jersey, North Carolina and North Dakota have some form of internet or online gaming or lottery activities.

However, the legislative and regulatory environment surrounding online, wager-based games in the United States remains uncertain and complex, and it is unclear how the legislative and regulatory framework governing these activities will evolve in the future. Many states have yet to introduce or finalize regulations regarding the licensing and operational requirements regarding online, wager-based activity, including the licensing and technological requirements relating to the funding and processing of payments relating to online, wager-based casino and lottery games. In addition, the funding of online casino gaming activity is subject to the requirement of the UIGEA, which may prohibit or significantly impede the funding of online, wager-based gaming activity. There is also a possibility that the Wire Act is amended in the future to prevent or prohibit the use of Internet or mobile-based platforms regardless of the involvement of a sporting event or contest.

Financial Services Regulation

Our cash access business is also subject to a number of financial services regulations:

Durbin Amendment.    On June 29, 2011, the Federal Reserve Board issued a final rule establishing standards for debit card interchange fees, among other things, which took effect on October 1, 2011. This rule, Regulation II (Debit Card Interchange Fees and Routing) was promulgated pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as modified by the Durbin Amendment (the "Durbin Amendment") and establishes, among other things, standards for assessing whether debit card interchange fees received by certain debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Debit card interchange fees are established by payment card networks and ultimately paid by merchants to debit card issuers for each debit transaction.

Anti-Money Laundering.    The USA PATRIOT Act of 2001 and its implementing federal regulations require us to establish and maintain an anti-money laundering program. Our anti-money laundering program includes: internal policies, procedures and controls designed to identify and report money laundering, a designated compliance officer, an ongoing employee training program, and an independent audit function to test the program. In addition, the cash access services that we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act. Our gaming establishment customers are required to file a SAR with the U.S. Treasury Department's Financial Crimes Enforcement Network to report any suspicious transactions relevant to a possible violation of law or regulation. We are also required to file a SAR where we provide our cash access services directly to patrons through satellite cages ("booths") that we staff and operate. To be reportable, such a transaction must meet criteria that are designed to identify the hiding or disguising of funds derived from illegal activities. Our gaming establishment customers, in situations where our cash access services are provided through gaming establishment cashier personnel, and we, in situations where we provide our cash access services through a booth location, are required to file a CTR of each deposit, withdrawal, exchange of currency or other payment or transfer by, through or to us which involves a transaction in currency of more than $10,000 in a single day. Our QCP Web product can assist in identifying transactions that give rise to reporting obligations. When we issue or sell drafts for currency in amounts between $3,000 and $10,000, we maintain a record of information about the purchaser, such as the purchaser's address and date of birth.

Fund Transfers.    Our POS debit card transactions and ATM services are subject to the Electronic Fund Transfer Act, which provides cardholders with rights with respect to electronic fund transfers, including the right to dispute unauthorized charges, charges that list the wrong date or amount, charges for goods and services that are not accepted or delivered as agreed, math errors and charges for which a cardholder asks for an explanation or written proof of transaction along with a claimed error or request for clarification. We believe the necessary policies and procedures have been implemented throughout our organization in order to comply with the regulatory requirements for fund transfers.

State Money Transmission Laws.    Most states in which we issue the negotiable instruments that are used to complete credit card cash access and POS debit card transactions or offer our online payment processing solution require us to have a money transmitter license.

Credit Reporting.    Our Central Credit gaming patron credit bureau services and check verification and warranty services are subject to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003 and their implementing rules, which require consumer credit bureaus, such as Central Credit, to provide credit report information to businesses only for certain purposes and to otherwise safeguard credit report information, to disclose to consumers their credit report on request, and to permit consumers to dispute and correct inaccurate or incomplete information in their credit report. These laws and rules also govern the information that may be contained in a consumer credit report. We continue to implement policies and procedures as well as adapt our business practices in order to comply with these laws and regulations. In addition to federal regulations, our Central Credit gaming patron credit bureau services are subject to the state credit reporting regulations that impose similar requirements to the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act of 2003.

Debt Collection.    We currently outsource most of our debt collection efforts to third parties. However, we do engage in debt collection to collect on chargebacks on our cash access products and unpaid balances for services performed for our check services, Central Credit services, receivables relating to the sale and service of our fully integrated kiosks and jackpot kiosks, and other amounts owing to us in connection with performing various services for our customers. All such collection practices may be subject to the Fair Debt Collection Practices Act, which prohibits unfair, deceptive or abusive debt collection practices, as well as consumer-debt-collection laws and regulations adopted by the various states.

Privacy Regulations.    Our collection of information from patrons who use our financial products and services, such as our cash access services, are subject to the financial information privacy protection provisions of the Gramm-Leach-Bliley Act and its implementing federal regulations. We gather, as permitted by law, non-public, personally-identifiable financial information from patrons who use our cash access services, such as names, addresses, telephone numbers, bank and credit card account numbers and transaction information. The Gramm-Leach-Bliley Act requires us to safeguard and protect the privacy of such non-public personal information and also requires us to make disclosures to patrons regarding our privacy and information sharing policies and give patrons the opportunity to direct us not to disclose information about them to unaffiliated third parties in certain situations. We are also subject to state privacy regulations which, in some cases, may be even stricter than federal law. We continue to implement policies and programs as well as adapt our business practices in order to comply with federal and state privacy laws and regulations.

ATM Operations.    The Electronic Fund Transfer Act requires us to disclose certain notices regarding the fees that we charge for performing an ATM transaction as well as to incorporate such notices on the ATM screens to notify patrons of such fees prior to completing an ATM transaction. Our ATM services are also subject to applicable state banking regulations in each jurisdiction in which we operate ATMs which require, among other things, that we register with the state banking regulators as an operator of ATMs, that we provide gaming patrons with notices of the transaction fees assessed upon use of our ATMs, that our transaction fees do not exceed designated maximums, that we offer gaming patrons a means of resolving disputes with us, and that we comply with prescribed safety and security requirements. In addition, the ATMs that we operate are subject to requirements of the Americans with Disabilities Act, which in general require that ATMs be accessible to individuals with disabilities, such as visually-impaired persons.

Check Cashing.    In jurisdictions in which we serve as a check casher, we are required to be licensed by the applicable state banking regulator to operate as a check casher. Some states also impose restrictions on this activity, such as limits on the amounts of service fees that may be imposed on the cashing of certain types of checks, requirements as to records that must be kept with respect to dishonored checks and requirements as to the contents of receipts that must be delivered to gaming patrons at the time a check is cashed.

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

In addition, Europay, MasterCard and Visa jointly developed new card security features ("EMV"), designed to deter fraudulent card transactions related to identity theft, counterfeit cards and the misuse of lost or stolen cards via enhanced card authentication, transaction authorization and cardholder verification using chip-based smart-cards. EMV has been adopted in many regions of the world as the global standard for fraud deterrence in chip-based smart-card payments. The U.S. payments industry has until recently continued to rely on magnetic stripe cards instead of EMV-compliant chip-based cards. However, U.S. card issuers are beginning to offer EMV-capable chip-based smart-cards, and, beginning in October 2015, the network and card associations will begin shifting liability for fraudulent POS transactions generated through EMV-capable cards onto merchants whose devices are not capable of processing chip-based smart-card EMV transactions. The liability shift for ATM transactions onto merchants will begin in October 2016. This shifts the responsibility for chargebacks due to fraudulent transactions on such cards from the card issuer onto the merchant. As a merchant in connection with our cash access transactions processed through MasterCard and Visa, we must upgrade or replace our existing fleet of U.S.-based devices to accept the EMV standard. This requires us to upgrade the software on a significant portion of our currently deployed fleet of U.S.-based POS, kiosk and ATM devices. Additionally, we may have to replace a portion of our devices with newer devices equipped with the minimum hardware requirements to support EMV.

International Regulation

We are also subject to a variety of gaming and financial services regulations and other laws in the international markets in which we operate. We expect to become subject to additional gaming and financial services regulations and other laws in the jurisdictions into which we expand our operations. Our expansion into new markets is dependent upon our ability to comply with the regulatory regimes adopted by such jurisdictions. Difficulties in obtaining approvals, licenses or waivers from the gaming and monetary authorities, in addition to other potential regulatory and quasi-regulatory issues that we have not yet ascertained, may arise in other international jurisdictions into which we wish to enter.

Item 1A.    Risk Factors.

The following section describes material risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements and "Item7. Management's Discussion and Analysis of Financial Condition and Results of Operations "included elsewhere in this Form 10-K.

Risks Related to Our Business

We may not remain profitable.

We had a net income of $12.1 million and $24.4 million for the years ended December 31, 2014 and 2013, respectively. As a result of the interest payments on the indebtedness incurred in connection with the Merger, amortization of intangible assets associated with the Merger and other acquisitions, other related acquisition and financing costs, and depreciation and other amortization, we may not be able to remain profitable in the future. We expect to continue to incur substantial charges in the future in connection with the Merger and future acquisitions and we cannot assure you that we will generate net profits from operations in 2015 or subsequent years. Our ability to generate net profits in the future will depend, in part, on our ability to:

•
successfully integrate our cash access and gaming operations;

•
attract and retain an adequate customer base;

•
effectively manage a larger and more diversified business;

•
react to changes, including regulatory and technological changes, in the markets we target or operate in;

•
sell our products and services into additional markets;

•
respond to competitive developments and challenges;

•
successfully complete the conversion of our third-party processor; our ability to comply with the Europay, MasterCard and Visa global standard for cars equipped with computer chips;

•
attract and retain experienced and talented personnel; and

•
establish strategic business relationships.

We may not be able to do any of these successfully, and our failure to do so could have a material adverse effect on our business, financial condition, operations or cash flows, which could, among other things, affect our ability to make payments under our Credit Facilities or the Notes.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations with respect to our indebtedness.

As of December 31, 2014, our total indebtedness was approximately $1.2 billion, which included the Credit Facilities and the Notes, and contains restrictive covenants. Our high degree of leverage could have significant adverse effects on our business, including:

•
increasing our vulnerability to adverse economic, industry or competitive developments;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indentures governing the notes and the agreements governing such other indebtedness;

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

We may not be able to generate sufficient cash to service all of our indebtedness, including the Credit Facilities and the Notes, and fund our working capital and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on our indebtedness, including the Credit Facilities and the Notes, will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including those under the Credit Facilities, will be available to us in an amount sufficient to pay our indebtedness or to fund other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Facilities and the indentures governing the Notes restrict our ability to dispose of assets and use the proceeds from any such disposition.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, the holders of the notes could declare all outstanding principal and interest to be due and payable, the lenders under the Credit Facilities could declare all outstanding amounts under such facilities due and payable and terminate their commitments to loan money, and, in each case, foreclose against the assets securing the borrowings under the Credit Facilities, and we could be forced into bankruptcy or liquidation.

If our indebtedness is accelerated, we may need to refinance all or a portion of our indebtedness before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

The agreements and instruments governing our debt impose restrictions that may limit our operating and financial flexibility.

The Credit Facilities and the indentures governing the Notes contain a number of significant restrictions and covenants that limit our ability to:

•
incur additional indebtedness;

•
sell assets or consolidate or merge with or into other companies;

•
pay dividends or repurchase or redeem capital stock;

•
make certain investments;

•
issue capital stock of our subsidiaries;

•
incur liens;

•
prepay, redeem or repurchase subordinated debt; and

•
enter into certain types of transactions with our affiliates.

These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete. In addition, the Credit Facilities require us to comply with a financial maintenance covenant under certain circumstances. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with the financial covenants contained in the Credit Facilities, if applicable. If we violate this covenant and are unable to obtain a waiver from our lenders, our debt under the Credit Facilities would be in default and could be accelerated by our lenders. Based on cross-default provisions in the agreements and instruments governing our indebtedness, a default under one agreement or instrument could result in a default under, and the acceleration of, our other indebtedness. In addition, the lenders under the Credit Facilities could proceed against the collateral securing that indebtedness.

If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us, or at all. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Our net operating loss and other tax credit carry-forwards are subject to limitations that could potentially reduce these tax assets.

As of December 31, 2014, we had tax-effected U.S. Federal and various state net operating loss ("NOL") carry-forwards of approximately $63.0 million and $5.9 million, respectively, that if unused, will expire starting in 2015. Based on the weight of positive and negative evidence, we believe that it is more likely than not that we will be able to utilize these NOL and other tax credit carry-forwards, with the exception of certain state NOL carry-forwards that already have a valuation allowance. However, our ability to utilize these NOL and other tax credit carry-forwards to reduce taxable income in future years may be limited for various reasons, including the possibility that projected future taxable income is insufficient to realize the full benefit of these NOL carry-forwards prior to their expiration. Additionally, our ability to fully use these tax assets could be adversely affected by the limitations of Sections 382, 383 and 384 of the Internal Revenue Code.

The gaming industry is intensely competitive, and if we are unable to compete effectively, our business could be negatively impacted.

The market for cash access products, gaming devices and operations and related services is highly competitive, and we expect competition to increase and intensify in the future. In our cash access business, we compete with other established providers of cash access products and services, including third-party transaction processors, financial institutions and other regional and local banks that operate ATMs on the premises of gaming establishments, as well as from gaming establishments that operate their own proprietary cash access systems. In both our cash access business and our gaming operations (including, but not limited to, lottery, Class II, Class III and commercial slot markets), some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers with respect to other financial services, greater financial, research, design, development, marketing, technological and other resources, and more ready access to capital resources, which allow them to respond more quickly to new or changing opportunities, be in a better position to compete as well as, in respect of our cash access business, to pay higher commissions or other incentives to gaming establishments in order to gain new customers. To the extent that we lose customers to these competitors, or competitive pressures force us to offer incentives or less favorable pricing terms to us to establish or maintain relationships with gaming establishments, our business, financial condition, operations or cash flows could be materially and adversely affected.

Our business is dependent upon consumer demand for gaming and overall economic trends specific to the gaming industry. Economic downturns or a decline in the popularity of gaming could reduce the number of patrons that use our products and services or the amounts of cash that they access using our services.

We provide our cash access and gaming-related products and services almost exclusively to gaming establishments. As a result, our business depends on consumer demand for gaming. gaming is a discretionary leisure activity, participation in which has in the past and may in the future decline during economic downturns due to decreases in our customers' disposable income or general tourism activities, as well as during periods of declining consumer confidence due to general economic conditions, geopolitical concerns or other factors. gaming competes with other leisure activities as a form of consumer entertainment and may lose popularity as new leisure activities arise or as other leisure activities become more popular. In addition, gaming in traditional gaming establishments (to which we sell our products and services) competes with Internet-based gaming. The popularity and acceptance of gaming is also influenced by the prevailing social mores and changes in social mores, including changes driven by social responsibility organizations that are dedicated to addressing problem gaming, which could result in reduced acceptance of gaming as a leisure activity or litigation or lobbying efforts focused on limiting gaming activities. To the extent that the popularity of gaming in traditional gaming establishments declines as a result of any of these factors, the demand for our cash access and gaming-related products and services, or the willingness of our customers to spend new capital on acquiring gaming equipment or utilize revenue share agreements, may decline and our business may be harmed.

Most of our gaming device contracts with our customers are on a month-to-month basis, and if we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition, operations or cash flows may suffer a material adverse effect.

Most of our gaming device contracts with our customers are generally on a month-to-month basis, except for customers with whom we have entered into development and placement fee agreements. We do not rely upon the stated term of our gaming device contracts to retain the business of our customers. We rely instead upon providing competitive player terminals, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our gaming device business is subject to nonrenewal, which may materially and adversely affect our earnings, financial condition and cash flows. To renew or extend any of our customer contracts generally, we may be required to accept financial and other terms that are less favorable to us than the terms of the expired contracts. In addition, we may not succeed in renewing customer contracts when they expire. If we are required to agree to other less favorable terms to retain our customers or we are not able to renew our relationships with our customers upon the expiration of our contracts, our business, financial condition, operations or cash flows could suffer a material adverse effect.

Consolidation among our customers could have a material adverse effect on our revenues and profitability.

We often execute contracts with customers pursuant to which we provide products and services at multiple gaming establishments. Accordingly, the expiration or termination of a single key contract can mean the loss of multiple gaming facilities at which our products and services are used. In addition, consolidation among operators of gaming establishments may also result in the loss of customers if one of our customers is acquired by a business that utilizes one of our competitors.

We derive a significant portion of our revenue from Native American tribal customers, and our ability to effectively operate in Native American gaming markets is vulnerable to legal and regulatory uncertainties, including the ability to enforce contractual rights on Native American land.

We derive a significant percentage of our revenue from the provision of cash access and gaming-related products and services to gaming facilities operated on Native American lands.

Native American tribes are independent governments with sovereign powers and, in the absence of a specific grant of authority by Congress to a state or a specific compact or agreement between a tribal entity and a state that would allow the state to regulate activities taking place on Native American lands, they can enact their own laws and regulate gaming operations and contracts. In this capacity, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States. Accordingly, before we can seek to enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, we must obtain from the Native American tribe a waiver of its sovereign immunity with respect to the matter in dispute, which we are not always able to do. Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribal party to that contract. Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there could be an issue as to the forum in which a lawsuit may be brought against the Native American tribe. Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes, and we may be unable to enforce any arbitration decision effectively. Although we attempt to agree upon governing law and venue provisions in our contracts with Native American tribal customers, these provisions vary widely and may not be enforceable.

Certain of our agreements with Native American tribes are subject to review by regulatory authorities. For example, our development agreements are subject to review by the NIGC, and any such review could require substantial modifications to our agreements or result in the determination that we have a proprietary interest in a Native American tribe's gaming activity, which could materially and adversely affect the terms on which we conduct our business. The NIGC has previously expressed the view that some of our development agreements could be in violation of the requirements of the IGRA and Native American tribal gaming regulations, which state that the Native American tribes must hold "sole proprietary interest" in the Native American tribes' gaming operations, which presents additional risk for our business. The NIGC may also reinterpret applicable laws and regulations, which could affect our agreements with Native American tribes. We could also be affected by alternative interpretations of the Johnson Act as the Native American tribes, who are the customers for our Class II games, could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, financial condition, operations, cash flows or prospects.

Government enforcement, regulatory action, judicial decisions and proposed legislative action have in the past, and will likely continue to affect our business, financial condition, operations, cash flows and prospects in Native American tribal lands. The legal and regulatory uncertainties surrounding our Native American tribal agreements could result in a significant and immediate material adverse effect on our business, financial condition, operations or cash flows. Additionally, such uncertainties could increase our cost of doing business and could take management's attention away from operations. Regulatory action against our customers or equipment in these or other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences. Moreover, Native American tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within each Native American tribe. Changes in tribal leadership or tribal political pressure can affect our business relationships within Native American markets.

Certain Native American tribes require us to contract with entities that are owned, controlled or managed by tribal members to provide a portion of our services. In some instances, these entities are subcontractors of ours in connection with providing our services, while in other instances we are a subcontractor to these entities who contract with the applicable tribal gaming casino or tribe directly to provide cash access services. Our ability to provide our services is dependent upon our relationship with these third parties and their ability to provide services in accordance with the terms of our contractual arrangement with these third parties and, in some instances, the third parties' relationship or contractual arrangement with the applicable tribal gaming casino or tribe.

Our business depends on our ability to introduce new, commercially viable games, products and services in a timely manner.

Our success is dependent on our ability to develop and sell new games, products and services that are attractive not only to our customers but also to their customers, the gaming patrons. If our games, products and services do not appeal to gaming operators and patrons, or do not meet or sustain revenue and profitability of contractual obligations and expectations, we may lose business to our competitors. Additionally, we may be unable to enhance existing games, products and services in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or new games, products and services may not achieve market acceptance in new or existing markets. Furthermore, as we attempt to generate new streams of revenue by selling our games, products and services to new customers in new jurisdictions, we may have difficulty implementing an effective sales strategy for these new jurisdictions. If we are unable to keep pace with rapid innovations in new technologies or product design and deployment or if we are unable to quickly adapt our development, manufacturing or sales processes to compete, our business, financial condition, operations or cash flows could suffer a material adverse effect.

We may not successfully enter new markets and potential new markets may not develop quickly or at all.

If and as new and developing domestic markets develop, competition among providers of cash access and gaming-related products and services will intensify. We will face a number of hurdles in our attempts to enter these markets, including the need to expand our sales and marketing presence, compete against pre-existing relationships that our target customers may have with our competitors, the uncertainty of compliance with new or developing regulatory regimes (including regulatory regimes relating to Internet gaming) with which we are not currently familiar and oversight by regulators that are not familiar with us or our businesses. Each of these risks could materially impair our ability to successfully expand our operations into these new and developing domestic markets.

In addition, as we attempt to sell our cash access products and services into international markets in which we have not previously operated, we may become exposed to political, economic, tax, legal and regulatory risks not faced by businesses that operate only in the United States. The legal and regulatory regimes of foreign markets and their ramifications on our business are less certain. Our international operations are subject to a variety of risks, including different regulatory requirements and interpretations, trade barriers, difficulties in staffing and managing foreign operations, higher rates of fraud, compliance with anti-corruption and export control laws, fluctuations in currency exchange rates, difficulty in enforcing or interpreting contracts or legislation, political and economic instability and potentially adverse tax consequences. Difficulties in obtaining approvals, licenses or waivers from the monetary and gaming authorities of other jurisdictions, in addition to other potential regulatory and quasi-regulatory issues that we have not yet ascertained, may arise in international jurisdictions into which we attempt to enter. In these new markets, our operations will rely on an infrastructure of financial services and telecommunications facilities that may not be sufficient to support our business needs, such as the authorization and settlement services that are required to implement electronic payment transactions and the telecommunications facilities that would enable us to reliably connect our networks to our products at gaming establishments in these new markets. In these new markets, we may additionally provide services based upon interpretations of applicable law, which interpretation may be subject to regulatory or judicial review. These risks, among others, could materially and adversely affect our business, financial condition and operations. In connection with our expansion into new international markets, we may forge strategic relationships with business partners to assist us. The success of our expansion into these markets therefore may depend in part upon the success of the business partners with whom we forge these strategic relationships. If we do not successfully form strategic relationships with the right business partners or if we are not able to overcome cultural or business practice differences, our ability to penetrate these new international markets could suffer.

We are subject to the risk that the domestic or international markets we attempt to enter or expand into may not develop as quickly as anticipated, or at all. The development of new gaming markets is subject to political, social, regulatory and economic forces beyond our control. The expansion of gaming activities in new markets can be very controversial and may depend heavily on the support and sponsorship of local government. Changes in government leadership, failure to obtain requisite voter support in referendums, failure of legislators to enact enabling legislation and limitations on the volume of gaming activity that is permitted in particular markets may inhibit the development of new markets. Further, our estimates of the potential future opportunities in new markets are based on a variety of assumptions that may prove to be inaccurate. To the extent that we overestimate the potential of a new market, incorrectly gauge the timing of the development of a new market or fail to anticipate the differences between a new market and our existing markets, we may fail in our strategy of growing our business by expanding into new markets. Moreover, if we are unable to meet the needs of our existing customers as they enter markets that we do not currently serve, our relationships with these customers could be harmed.

We may not realize satisfactory returns on money loaned or otherwise funded to new and existing customers to develop or expand gaming facilities.

In our gaming business, we enter into development and placement fee agreements to provide financing for construction, expansion or remodeling of gaming facilities, primarily in the State of Oklahoma. Under our development and placement fee agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in the facility in exchange for funding the development and construction of the gaming facility. The success of these ventures is dependent upon the timely completion of the gaming facility, the placement of our player terminals and a favorable regulatory environment. Our development and placement efforts and financing activities may result in operating difficulties, financial and regulatory risks, or required expenditures that could materially and adversely affect our liquidity. In connection with one or more of these transactions, and to obtain the necessary development and placement fee funds, we may need to extend secured and unsecured credit to potential or existing customers that may not be repaid, incur debt on terms unfavorable to us or that we are unable to repay, or incur other contingent liabilities. While we believe the increased level of receivables from counterparties to development agreements has allowed us to grow our business, it has also required direct, additional focus of and involvement by management. The failure to maintain controls and processes related to our collection efforts or the deterioration of the financial condition of our customers could negatively impact our business.

We depend on third-party transaction processors, telecommunication networks and other third-party technology providers to provide our cash access and related services, and if we, or any of these third parties, experience system or service failures, the products and services we provide could be delayed or interrupted, which could harm our business and reputation.

Our ability to provide uninterrupted and high levels of services depends upon the performance of the third-party processors, telecommunication networks and other third-party technology providers that we use. Any significant interruptions in or degradation of the quality of the services that these third parties provide to us could severely harm our business and reputation and lead to the loss of customers and revenue. Our third-party providers and their systems are potentially vulnerable to computer viruses, physical or electronic security breaches, natural disasters and similar disruptions, which could lead to interruptions or outages of our services, delays, loss of data or public release of confidential data, all of which could have a material adverse effect on our business, financial condition, operations or cash flows. In some instances, such failures could cause us to fail to meet contractual deadlines or specifications and force us to renegotiate contracts on less favorable terms, pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We are parties to certain agreements that could require us to pay damages resulting from loss of revenues if our systems are not properly functioning or as a result of a system malfunction. For example, our agreement with the New York Lottery permits termination of the contract at any time for failure by us or our system to perform properly, and any such unforeseen downtime could subject us to liquidated damages. In addition, if we fail to meet the terms specified in our contracts, we may not realize their full benefits. Failure to perform under any contract could result in substantial monetary damages, as well as contract termination. Our results of operations are dependent on our ability to maximize our earnings from our contracts.

We typically rely on a single third-party processor to process substantially all of our cash access transactions that are processed through various card associations and payment networks, and the failure of our third-party processor to adequately provide such processing services could have a material adverse effect on our business, financial condition, operations or cash flows.

We typically rely on a single third party to provide processing services for the substantial majority of our cash access transactions by obtaining authorizations for ATM cash withdrawal, POS debit card and credit card cash access transactions and to provide settlement transaction files to card associations and payment networks for some of these transactions. In addition, we recently elected to switch third-party processors and began converting our cash access services to a new third-party processor (the "New Third-Party Processor") beginning in 2014. If we fail to successfully complete this conversion by June 30, 2016, we will not be able to provide services to our customers or to the locations that are not converted to the New Third-Party Processor which could have a material adverse effect on our business, financial condition, operations or cash flows. If our third-party processor, including the New Third-Party Processor, fails to adequately provide these services, it could result in our systems being unable to process our cash access transactions intermittently or for extended periods of time, which could have a material adverse effect on our business, financial condition, operations or cash flows.

An unexpectedly high level of chargebacks, as the result of fraud or otherwise, including in connection with new technology standards being implemented in the United States regarding chip-based cards, could materially and adversely affect our cash access business.

In 1994, Europay, MasterCard and Visa jointly developed EMV, designed to deter fraudulent card transactions related to identity theft, counterfeit cards and the misuse of lost or stolen cards via enhanced card authentication, transaction authorization and cardholder verification using chip-based smart-cards. EMV has been adopted in many regions of the world as the global standard for fraud deterrence in chip based smart-card payments. Historically, the U.S. Payments industry has relied on magnetic stripe cards instead of EMV compliant chip-based cards. Recently, however, U.S. card issuers have begun to offer EMV-capable chip-based smart-cards, and beginning on October 1, 2015, the U.S. payment card industry will begin shifting liability for fraudulent transactions generated through EMV-enabled cards onto merchants whose devices are not capable of processing chip-based smart-card EMV transactions. This will shift the responsibility for chargebacks due to fraudulent transactions on such cards from the card issuer onto the merchant. If we fail to comply with these new requirements in time, we will bear the chargeback risk for fraudulent transactions generated through EMV-enabled cards or we may experience a decrease in transaction volume if we cannot process transactions at all for cardholders whose issuer has migrated entirely from magnetic stripe to chip-based smart-cards.

When patrons use our cash access services, we either dispense cash or produce a negotiable instrument that can be exchanged for cash. If a completed cash access transaction is subsequently disputed, and if we are unsuccessful in establishing the validity of the transaction, we may not be able to collect payment for such transaction and such transaction becomes a chargeback. In the event that we incur chargebacks in excess of specified levels, we could lose our sponsorship into the card associations or be censured by the card associations by way of fines or otherwise. Our failure to adequately manage our chargebacks could have a material adverse effect on our business, financial condition, operations or cash flows.

Changes in consumer willingness to pay a fee to access their funds could reduce the demand for our cash access products and services.

Our cash access business depends upon the willingness of patrons to pay a service fee to access their own funds on the premises of a gaming establishment. In most retail environments, consumers typically do not pay an additional fee for using non-cash payment methods such as credit cards, POS debit cards or checks. Gaming patrons could bring more cash with them to gaming establishments or access cash outside of gaming establishments without paying a fee for the convenience of not having to leave the gaming establishment. To the extent that gaming patrons become unwilling to pay these fees for convenience or lower cost cash access alternatives become available, the demand for cash access services within gaming establishments will decline and our business could suffer.

If we are unable to protect our intellectual property adequately, we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights.

Our success depends, in part, on developing and protecting our intellectual property. We rely on copyright, patent, trademark and trade secret laws to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. While we expect these agreements and arrangements to be honored, we cannot assure you that they will be and, despite our efforts, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors. Any litigation relating to the defense of our intellectual property, whether successful or unsuccessful, could result in substantial costs to us and potentially cause a diversion of our resources.

In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. In the event a claim of infringement against us is successful, we may be required to pay royalties to use technology or other intellectual property rights that we had been using, or we may be required to enter into a license agreement and pay license fees, or we may be required to stop using the technology or other intellectual property rights that we had been using. We may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable amount of time. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and potentially cause a diversion of our resources.

We rely on hardware, software and games licensed from third parties, and on technology provided by third-party vendors, the loss of which could materially and adversely affect our business, increase our costs and delay deployment or suspend development of our gaming systems and player terminals.

We have entered into license agreements with third parties for the exclusive use of their technology and intellectual property rights in the gaming industry, such as our license to use portions of the software infrastructure upon which our cash access systems operate, and we also rely on third-party manufacturers to manufacture our gaming devices, fully integrated kiosks and jackpot kiosks. We rely on these other parties to maintain and protect this technology and the related intellectual property rights. If our licensors fail to protect their intellectual property rights in material that we license and we are unable to protect such intellectual property rights, the value of our licenses may diminish significantly and our business could be significantly harmed. In addition, if these agreements expire and we are unable to renew them, or if the manufacturers of this software or hardware, or functional equivalents of this software or hardware, were either no longer available to us or no longer offered to us on commercially reasonable terms, we may lose a valuable competitive advantage and our business could be harmed.

Acts of God, adverse weather and shipping difficulties, particularly with respect to international third-party suppliers of our components, could cause significant production delays. If we are unable to obtain these components from our established third-party vendors, we could be required to either redesign our product to function with alternate third-party products or to develop or manufacture these components ourselves, which would result in increased costs and could result in delays in the deployment of our gaming systems and player terminals. Furthermore, we might be forced to limit the features available in our current or future offerings.

We rely on intellectual property licenses from one or more third-party competitors, the loss of which could materially and adversely affect our business and the sale or placement of our products. Various third-party gaming manufacturers with which we compete are much larger than us and have substantially larger intellectual property assets. The gaming manufacturer industry is very competitive and litigious, and a lawsuit brought by one of our larger competitors, whether or not well-founded, may have a material adverse effect on our business, financial condition, operations or cash flows and our ability to sell or place our products.

Our use of open source software may pose particular risks to our proprietary software, products and services in a manner that could have a material adverse effect on our business, financial condition, operations or cash flows.

Some of our gaming products may incorporate open source software. Some open source licenses mandate, as a condition of use of the open source software that is subject to the license, that software developed based upon such open source software, or combined in certain ways with such open source software, become subject to the open source license, or the proprietary software may become infected. If our proprietary software were thus infected, we could be required to stop using the infecting open sources of software (which would require us to obtain commercial licenses or develop alternative software, which could be costly or time consuming) or make any of our proprietary software that was infected available to the public in source code form without charge. We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open source software in ways that would require such proprietary software to be subject to an open source license. However, few courts have interpreted the open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty.

We operate our business in regions subject to natural disasters. Any interruption to our business resulting from a natural disaster will adversely affect our revenues and results of operations.

In the event of a natural disaster, the operations of gaming establishments could be negatively impacted or consumer demand for gaming could decline, or both, and as a result, our business could be interrupted, which will materially and adversely affect our revenues and results of operations. Adverse weather conditions, particularly flooding, tornadoes, heavy snowfall and other extreme weather conditions often deter our customer's end users from traveling or make it difficult for them to frequent the sites where our games are installed. If any of those sites experienced prolonged adverse weather conditions, or if the sites in the State of Oklahoma, where a significant number of our games are installed, simultaneously experienced adverse weather conditions, our results of business, financial condition and operations could be materially and adversely affected.

Failure to maintain an effective system of internal control over financial reporting may lead to our inability to accurately report our financial results.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. Our assessment of our internal control over financial reporting has identified material weaknesses in the past, each of which we subsequently remediated, but new material weaknesses may arise in the future. Our failure to identify, or to remediate identified, material weaknesses could cause us to fail to meet our reporting obligations, cause investors to lose confidence in our reported financial information, cause a decline or volatility in our stock prices, cause a reduction in our credit ratings or tarnish our reputation. Also, increased expenses due to remediation costs and increased regulatory scrutiny are also possible.

If our risk management methods are not effective, our business, reputation, financial condition, operations or cash flows could be materially and adversely affected.

We have methods to identify, monitor and manage our risks; however, these methods may not be fully effective. Some of our risk management methods may depend upon evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. If our methods are not fully effective or we are not successful in monitoring or evaluating the risks to which we are or may be exposed, our business, financial condition, operations or cash flows could be materially and adversely affected. In addition, our insurance policies may not provide adequate coverage.

Changes by M&C International and First Data Corporation to certain of their tax returns may have an impact on the value of a component of our deferred tax asset, which could require us to recalculate the starting balance of the deferred tax asset and the annual amortization thereof.

In connection with a recapitalization and private equity restructuring that occurred in 2004 involving our former owners, First Data Corporation ("First Data"), M&C International ("M&C") and entities affiliated with Bank of America, N.A., we recorded a deferred tax asset of $247.0 million. In connection with this deferred tax asset, we expect to pay a significantly lower amount in United States federal income taxes than we provide for in our consolidated statements of income and comprehensive income. Our calculation of the starting balance of the deferred tax asset is based upon information we received from First Data and M&C about the gains they recorded in the transaction. If First Data or M&C change their calculation of the gains and file amended tax returns, we may be required to recalculate the starting balance of the deferred tax asset and the annual amortization thereof. In addition, unanticipated changes in applicable income tax rates or laws or changes in our tax position or our ability to utilize our deferred tax asset, which may be affected by factors beyond our control, could have a material adverse effect on our future business, financial condition, operations or cash flows.

Risks Related to Regulation of Our Industry

We may be subject to fines, penalties, liabilities and legal claims resulting from unauthorized disclosure of cardholder and patron data, whether through a security breach of our computer systems, our third-party processor's computer systems or otherwise, or through our unauthorized use or transmission of such data.

We collect and store personally identifiable information about cardholders and patrons that perform certain cash access and Central Credit transactions, including names, addresses, social security numbers, driver's license numbers and account numbers, and we maintain a database of cardholder and patron data, including account numbers, in order to process our cash access and Central Credit transactions. We also rely on our third-party processor and certain other technology partners to process and store cardholder and patron data relating to our cash access and Central Credit transactions. As a result, we, as well as our third-party processor, certain of our other technology providers and some of our gaming establishment customers, are required to comply with various federal and state privacy statutes and regulations and the PCI Data Security Standard. Compliance with these regulations and requirements, which are subject to change at any time, is often difficult and costly, and our failure, or the failure of these other third parties, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability to our sponsor bank and termination of our agreements with our gaming establishment customers, each of which could have a material adverse effect on our business, financial condition, operations or cash flows. If our computer systems or those of our third-party processor or other technology providers suffer a security breach, we may be subject to liability, including claims for unauthorized transactions with misappropriated bank card information, impersonation or similar fraud claims, as well as for any failure to comply with laws governing required notifications of such a breach, and these claims could result in protracted and costly litigation, penalties or sanctions from the card associations and payment networks, and damage to our reputation, which could reduce and limit our ability to provide cash access and related services to our gaming establishment customers.

The personally identifiable information we collect also includes our patrons' transaction behavioral data and credit history data, which we may use to provide marketing and data intelligence services to gaming establishments. This information is increasingly subject to federal, state and card association laws and regulations as well as laws and regulations in numerous jurisdictions around the world. Governmental regulations are typically intended to protect the privacy and security of such data and information as well as to regulate the collection, storage, transmission, transfer, use and distribution of such data and information. We could be materially and adversely affected if domestic or international laws or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their laws or regulations in ways that negatively affect our business or even prohibit us from offering certain marketing and data intelligence or other services. Similarly, if we are required to allocate significant resources to modify our internal operating systems and procedures to enable enhanced protection of patron data that we transmit, store and use, our business results could be adversely affected. In addition, we may face requirements that pose compliance challenges in new international markets that we seek to enter as various foreign jurisdictions have different laws and regulations concerning the storage, transmission and use of gaming patron data. Such variation could subject us to costs, liabilities or negative publicity that could impair our ability to expand our operations into some countries and therefore limit our future growth.

We are subject to extensive governmental gaming regulation, which may harm our business.

Our operation of gaming activities, including the sale and manufacturing of gaming devices, fully integrated kiosks, the provision of cash access services at gaming establishments and the operation of central determinant systems, is subject to extensive regulation by the jurisdictions where we operate. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of our owners, officers and directors, as well as those persons financially interested or involved in gaming operations. As such, gaming regulators can require us to cease operations in that jurisdiction. In addition, the unauthorized operation of gaming or unsuitable activity on our part or on the part of our subsidiaries or affiliates in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions. In addition, we are subject to the possible increase at any time by various state and federal legislatures and officials of gaming taxes or fees, which could adversely affect our results. For a summary of gaming regulations that could affect our business, see "Item 1. Business—Regulation."

Our ability to conduct both our gaming and cash access businesses, expand operations, develop and distribute new games, products and systems, and expand into new gaming markets is also subject to significant federal, state, local, Native American and foreign regulations. In the United States and many other countries, gaming must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. While we seek to comply with the standards and regulations set forth by each jurisdiction, a governmental agency or court could disagree with our interpretation of these standards and regulations or determine that the manufacturing and use of certain of our electronic player terminals, and perhaps other key components of our gaming systems that rely to some extent upon electronic equipment to run a game, constitute illegal gaming. An adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for us in other jurisdictions, including with gaming regulators, and our business, operating results and prospects could suffer and we and our officers and directors could be subject to significant fines and penalties. Furthermore, the failure to become licensed, or the loss or conditioning of a license, in one market may have the adverse effect of preventing licensing in other markets or the revocation of licenses we already maintain.

As we expand into new markets, we expect to encounter business, legal, operational and regulatory uncertainties as well as additional responsibilities. As we enter new jurisdictions, we are subject to increasing legal, regulatory and reporting requirements that will require substantial additional resources, such as new licenses, permits and approvals, including third-party certifications that our games comply with a particular jurisdiction's stated regulations, in order to meet our expectations for new market entry, and such licenses, permits or approvals may not be timely granted to us, or granted to us at all, which could have a material effect on our business in general and new market entry specifically. Obtaining and maintaining all required licenses, findings of suitability, registrations, permits or approvals is time consuming, expensive and potentially distracting to management. As we enter new jurisdictions, our reporting systems will need to be developed and/or updated, and we may fail to provide timely or adequate notifications or reporting requirements within these new jurisdictions, which could have adverse regulatory consequences for us in that, or in other, jurisdictions, which could affect our business. In addition, entry into new markets may require us to make changes to our gaming systems to ensure that they comply with applicable regulatory requirements. We may also encounter additional legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.

Generally, our placement of systems, games and technology into new market segments involves a number of business uncertainties, including whether:

•
the technical platform on which our gaming units, systems and products are based will comply, or can be modified to comply, with the minimum technical requirements for each of the identified new gaming markets;

•
we are able to successfully pass required field trials and comply with the initial game/system installation requirements for each new jurisdiction;

•
our resources and expertise will enable us to effectively operate and grow in such new markets, including meeting regulatory requirements;

•
our internal processes and controls will continue to function effectively within these new segments;

•
we have enough experience to accurately predict revenues and expenses in these new markets;

•
the diversion of management attention and resources from our traditional business, caused by entering into new market segments, will have harmful effects on our traditional business;

•
we will be able to successfully compete against larger companies who dominate the markets that we are trying to enter; and

•
we can timely perform under our agreements in these new markets because of other unforeseen obstacles.

In addition, the suspension, revocation, nonrenewal or limitation of any of our licenses could have a material adverse effect on our business operations, financial condition and results of operations and our ability to maintain key employees. The gaming authorities may deny, limit, condition, suspend or revoke a gaming license or related approval for violations of applicable gaming laws and regulations and may impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations.

Further, changes in existing gaming laws or regulations or new interpretations of existing gaming laws may hinder or prevent us from continuing to operate in those jurisdictions where we currently do business, which could harm our operating results. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, could have a negative impact on our operations. Moreover, in addition to the risk of enforcement action, we are also at risk of loss of business reputation in the event of any potential legal or regulatory investigation, whether or not we are ultimately accused of or found to have committed any violation.

Many of the financial services that we provide are subject to extensive rules and regulations, which may harm our business.

Our Central Credit gaming patron credit bureau and check verification and warranty services are subject to the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003 and similar state laws. The collection practices that are used by our third-party providers and us may be subject to the Fair Debt Collection Practices Act and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to state and local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs, our ability to surcharge cardholders who use our ATMs and the form and type of notices that must be disclosed regarding the provision of our ATM services. The cash access services we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. We are required to file SARs with respect to transactions completed at all gaming establishments at which our cash access services are provided. If we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher, we are subject to the applicable state licensing requirements and regulations governing check cashing activities. We are also subject to various state licensing requirements and regulations governing money transmitters.

We are subject to formal or informal audits, inquiries or reviews from time to time by the regulatory authorities that enforce these financial services rules and regulations. In the event that any regulatory authority determines that the manner in which we provide cash access, patron marketing or gaming patron credit bureau services is not in compliance with existing rules and regulations, or the regulatory authorities adopt new rules or regulations that prohibit or restrict the manner in which we provide cash access, patron marketing or gaming patron credit bureau services, then these regulatory authorities may force us to modify the manner in which we operate or force us to stop processing certain types of cash access transactions or providing patron marketing or gaming patron credit bureau services altogether. We may also be required to pay substantial penalties and fines if we fail to comply with applicable rules and regulations. For example, if we fail to file CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with either the Bank Secrecy Act or the USA PATRIOT Act of 2001, we could be subject to substantial civil and criminal penalties. In addition, our failure to comply with applicable rules and regulations could subject us to private litigation.

We are subject to extensive rules and regulations of card associations, including VISA, MasterCard and electronic payment networks that are always subject to change, which may harm our business.

Our cash access business is subject to the extensive rules and regulations of the leading card associations, VISA and MasterCard. The rules and regulations do not expressly address some of the contexts and settings in which we process cash access transactions or do so in a manner subject to varying interpretations. As an example, we and certain of our providers must comply with the PCI Data Security Standard. The failure by any of such providers to comply with such standards could result in our being fined or being prohibited from processing transactions through VISA, MasterCard and other card and payment networks. We also process transactions involving the use of the proprietary credit cards such as those offered by Discover Card and American Express, as well as other regional cards issued in certain international markets. The rules and regulations of the proprietary credit card networks that service these cards present risks to us that are similar to those posed by the rules and regulations of VISA, MasterCard and other payment networks.

The card associations' and payment networks' rules and regulations are always subject to change, and the card associations or payment networks may modify their rules and regulations from time to time. Our inability to anticipate changes in rules and regulations, or the interpretation or application thereof, may result in substantial disruption to our business. In the event that the card associations, payment networks or our sponsoring banks determine that the manner in which we process certain types of card transactions is not in compliance with existing rules and regulations, or if the card associations or payment networks adopt new rules or regulations that prohibit or restrict the manner in which we process certain types of card transactions, we may be forced to pay a fine, modify the manner in which we operate our business or stop processing certain types of cash access transactions altogether, any of which could have a material adverse effect on our business, financial condition, operations or cash flows.

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

We receive income from issuers of ATM, credit and debit cards for certain transactions performed on our ATMs related to cash dispensing or certain other non-financial transactions such as balance inquiries. The EFT networks may also charge certain fees related to the performance of these transactions. We refer to the net of this income and fees as reverse interchange. The amount of this reverse interchange income is determined by the card network associations and EFT networks, and this income is subject to decrease at their discretion.

We pay interchange and other network fees for services to the credit card associations and EFT networks that they provide in settling transactions routed through their networks. Collectively we call these charges interchange fees. Subject to the limitations imposed by federal regulations such as the Durbin Amendment or other regulations that may be enacted, the amounts of these interchange fees are determined based upon the sole discretion of the card associations and EFT networks and are subject to increase at any time. Although certain of our contracts enable us to pass through increases in interchange or other network processing fees to our customers, competitive pressures might prevent us from passing all or some of these fees through to our customers in the future. To the extent that we are unable to pass through to our customers all or any portion of any increase in interchange or other network processing fees, our cost of revenues (exclusive of depreciation and amortization) would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our business, financial condition, operations or cash flows.

The card associations and EFT networks may also elect to impose new membership or other fees, or implement new rules and regulations with respect to processing transactions through their networks, and any such new fees, rules or regulations could have a material adverse effect on our business, financial condition, operations or cash flows.

The provision of our credit card access, POS debit and ATM services are dependent upon our continued sponsorship into the VISA and MasterCard card associations, and the suspension or termination of our sponsorship would result in a material adverse effect on our business, financial condition, operations or cash flows.

We process virtually all of our credit card cash access, POS debit and ATM service transactions through the VISA and MasterCard card associations, both domestically and internationally, and virtually all of the revenue that we derive from our credit card cash access, POS debit and ATM services is dependent upon our continued sponsorship into the VISA and MasterCard associations. We cannot provide these services without sponsorship into the VISA and MasterCard associations by a member financial institution. Our failure to maintain our current sponsorship arrangements or secure alternative sponsorship arrangements into the VISA and MasterCard associations could have a material adverse effect on our business, financial condition, operations or cash flows.

Our ATM service business is subject to extensive rules and regulations, which may harm our business.

Our ATM services are subject to the applicable federal, state and local banking regulations in each jurisdiction in which we operate ATMs, which regulations relate to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs, our ability to surcharge cardholders who use our ATMs and the form and type of notices that must be disclosed with respect to the fees we charge to patrons in connection with our ATM services. ATMs are also subject to requirements of the Americans with Disabilities Act, which in general require that ATMs be accessible to individuals with disabilities, such as visually-impaired persons. These laws and regulations may impose significant burdens on our ability to operate ATMs profitably in some locations, or at all, and our business, financial condition, operations or cash flows could be materially adversely affected. Moreover, because these regulations are subject to change, we may be forced to modify our ATM operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide ATM services at gaming establishments. If federal, state, local or foreign authorities adopt new laws or regulations or raise enforcement levels on existing laws and regulations that make it more difficult for us to operate our ATM business, then our revenues and earnings may be negatively affected. If legislation or regulations are enacted in the future that adversely impact our ATM business, we may be forced to modify our operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide ATMs at gaming establishments and our business, financial condition, operations or cash flows could suffer a material adverse effect.

Consumer privacy laws may change, requiring us to change our business practices or expend significant amounts on compliance with such laws.

Our patron marketing and database services depend on our ability to collect and use non-public personal information relating to patrons who use our products and services and the transactions they consummate using our services. We are required by federal and state privacy laws and rules to safeguard and protect the privacy of such information, to make disclosures to patrons regarding our privacy and information sharing policies and, in some cases, to provide patrons an opportunity to "opt out" of the use of their information for certain purposes. The failure or circumvention of the means by which we safeguard and protect the privacy of information we gather may result in the dissemination of non-public personal information, which may harm our reputation and may expose us to liability to the affected individuals and regulatory enforcement proceedings or fines. Regulators reviewing our policies and practices may require us to modify our practices in a material or immaterial manner or impose fines or other penalties if they believe that our policies and practices do not meet the necessary standard. To the extent that our patron marketing and database services have failed, are now failing or in the future fail to comply with applicable law, our privacy policies or the notices that we provide to patrons, we may become subject to actions by a regulatory authority or patrons which cause us to pay monetary penalties or require us to modify the manner in which we provide patron marketing and database services. To the extent that patrons exercise their right to "opt out," our ability to leverage existing and future databases of information would be curtailed. Consumer and data privacy laws are evolving, and due to recent high profile thefts and losses of sensitive consumer information from protected databases, such laws may be broadened in their scope and application, impose additional requirements and restrictions on gathering, encrypting and using patron information or narrow the types of information that may be collected or used for marketing or other purposes or require patrons to "opt-in" to the use of their information for specific purposes, or impose additional fines or potentially costly compliance requirements which will hamper the value of our patron marketing and database services.

We may experience increased capital requirements, accelerated depreciation and amortization expense and asset write-offs in connection with the EMV standards being implemented in the United States, which could cause a material adverse effect on our business, financial condition, operations or cash flows.

We are classified as a merchant for purposes of our cash access transactions, so we must upgrade or replace our existing fleet of U.S.-based devices to accept the EMV standard. This requires us to upgrade the software on a significant portion of our currently deployed fleet of U.S.-based POS, kiosks and ATM devices. Additionally, we may have to replace a portion of our devices with newer devices equipped with the minimum hardware requirements to support EMV. The costs involved with upgrading our fleet may cause us to incur increased capital expenditures related to device replacement.

Risks Related to the Merger

We may not realize the anticipated benefits of the Merger, including potential cost synergies, due to challenges associated with integrating the two companies or other factors.

The success of the Merger will depend in part on the success of our management in integrating the operations, technologies and personnel following the closing of the Merger. Our management's inability to meet the challenges involved in integrating successfully the operations or otherwise to realize the anticipated benefits of the Merger could seriously harm our results of operations. In addition, the overall integration of the two companies will require substantial attention from our management, particularly in light of the geographically dispersed operations of the two companies, which could further harm our results of operations.

The challenges involved in integration include:

•
integrating the two companies' operations, processes, people, technologies, products and services;

•
coordinating and integrating sales and marketing and research and development functions;

•
demonstrating to our customers that the Merger will not result in adverse changes in business focus, products and service deliverables (including customer satisfaction);

•
assimilating and retaining the personnel of both companies and integrating the business cultures, operations, systems and clients of both companies; and

•
consolidating corporate and administrative infrastructures and eliminating duplicative operations and administrative functions.

We may not be able to successfully integrate operations in a timely manner, or at all, and we may not realize the anticipated benefits of the Merger, including potential cost and operating synergies or sales or growth opportunities, to the extent or in the time frame anticipated. The anticipated benefits and synergies of the Merger are based on assumptions and current expectations, not actual experience, assume a successful integration and reallocation of resources among our facilities without unanticipated costs, and assume our efforts do not have unforeseen or unintended consequences. In addition, our ability to realize the benefits and synergies of the business combination could be adversely impacted to the extent that relationships with existing or potential customers, suppliers or strategic partners are adversely affected as a consequence of the Merger or by practical or legal constraints on our ability to combine operations.

We may be unable to retain key personnel, which could materially impact our ability to further develop our business.

We depend on the continued performance of the members of our senior management team and certain other key employees to assist in executing our strategy. If we were to lose the services of any of our senior officers, directors or key employees, and are not able to find suitable replacements for such persons in a timely manner, our business could be materially affected. Further, we expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. Our employees may experience uncertainty about their future roles with us until or after our strategies with respect to the Merger are announced or executed. Similar issues may arise in connection with any future acquisition, merger or disposition. These circumstances may adversely affect our ability to attract and retain key personnel. We also must continue to attract and motivate all of our other employees and keep them focused on our strategies and goals following the Merger.

If we are unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue, we may not achieve the benefits of the Merger and our business may be harmed.

As a result of the Merger, we have approximately 900 employees. In order to pursue business opportunities, we will need to continue to build our infrastructure, customer initiatives and operational capabilities. Our ability to do any of these successfully could be affected by one or more of the following factors:

•
the ability of our technology and hardware, suppliers and service providers to perform as we expect;

•
our ability to execute our strategy and continue to operate a larger, more diverse business efficiently;

•
our ability to effectively manage our third-party relationships;

•
our ability to attract and retain qualified personnel;

•
our ability to effectively manage our employee costs and other expenses;

•
our ability to retain our customers and grow the current portfolio of business with each client;

•
technology and application failures and outages, security breaches or interruption of service, which could adversely affect our reputation and our relations with our customers;

•
our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving service and pricing demands of the markets we serve; and

•
our ability to raise additional capital to fund our long-term growth plans.

Our failure to adequately address the above factors would have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise, which might negatively affect our business.

We may have difficulty integrating future acquisitions, which would reduce the anticipated benefits of those transactions and the Merger.

In addition to the Merger, we intend to continually evaluate potential acquisitions of complementary businesses, products and technologies, including those that are significant in size and scope. The risks we commonly encounter in acquisitions include:

•
if, in addition to the indebtedness incurred in connection with the Merger, we incur significant debt to finance a future acquisition and our combined business does not perform as expected, we may have difficulty complying with debt covenants;

•
we may be unable to make a future acquisition which is in our best interest due to the indebtedness incurred in connection with the Merger;

•
if we use our stock to make a future acquisition, it will dilute existing stockholders;

•
we may have difficulty assimilating the operations and personnel of any acquired company;

•
the challenge and additional investment involved with integrating new products and technologies into our sales and marketing process;

•
we may have difficulty effectively integrating any acquired technologies or products with our current products and technologies, particularly where such products reside on different technology platforms or overlap with our products;

•
our ongoing business may be disrupted by transition and integration issues;

•
the costs and complexity of integrating the internal information technology infrastructure of each acquired business with ours may be greater than expected and may require additional capital investments;

•
we may not be able to retain key technical and managerial personnel from an acquired business;

•
we may be unable to achieve the financial and strategic goals for any acquired and combined businesses;

•
we may have difficulty in maintaining controls, procedures and policies during the transition and integration period following a future acquisition;

•
our relationships with partner companies or third-party providers of technology or products could be adversely affected;

•
our relationships with employees and customers could be impaired;

•
our due diligence process may fail to identify significant issues with product quality, product architecture, legal or tax contingencies, customer obligations and product development, among other things;

•
as successor we may be subject to certain liabilities of our acquisition targets; and

•
we may be required to sustain significant exit or impairment charges if products acquired in business combinations are unsuccessful.

Our failure to effectively integrate any future acquisition would adversely affect the benefit of such transaction, including potential synergies or sales growth opportunities, in the time frame anticipated.

Risks Related to Our Stock

Our common stock has been publicly traded since September 2005 and we expect that the price of our common stock will fluctuate substantially.

There has been a public market for our common stock since September 2005. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including those described above under "—Risks Related to Our Business," "—Risks Related to Regulation of Our Industry" "—Risks Related to the Merger" and the following:

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

•
our inability to make payments on our outstanding indebtedness as they become due or our inability to undertake actions that might otherwise benefit us based on the financial and other restrictive covenants contained in the Credit Facilities and the indentures governing the notes;

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

Some provisions of our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent transactions that many stockholders may favor.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our headquarters are located in a facility in Las Vegas, Nevada, consisting of approximately 59,000 square feet of office space, which is under a lease through April 2023. In connection with the Merger, we assumed certain lease obligations of Multimedia Games, including approximately 84,000 square feet of office space in Austin, Texas, which is under a lease through March 2021. We also lease several other properties that are used to support all our products and services.

We believe that these facilities are adequate for our business as presently conducted.

Item 3.    Legal Proceedings.

Multimedia Games Shareholder Litigation

As discussed in "Note 14. Commitments and Contingencies" of our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K, in connection with the Merger, certain actions were filed by putative shareholders of Multimedia Games in the United States District Court for the Western District of Texas (the "Texas Federal Action") and the District Court of Travis County, Texas (the "Texas State Court Action"). In both the Texas Federal Action and the Texas State Court Action, plaintiffs alleged that Multimedia Games' directors breached their fiduciary duties to Multimedia Games and/or its shareholders because, among other things, the Merger allegedly involved an unfair price, an inadequate sales process, self-dealing and unreasonable deal protection devices. The complaints further alleged that Holdings and its formerly wholly owned merger subsidiary, Movie Merger Sub, Inc., aided and abetted those purported breaches of fiduciary duty. On November 20, 2014, the defendants in the Texas Federal Action reached an agreement in principle with the plaintiffs in the Texas Federal Action regarding settlement of all claims asserted on behalf of the alleged class of Multimedia Games shareholders and on behalf of Multimedia Games, and that agreement is reflected in a memorandum of understanding, which remains subject to court approval. In connection with the settlement contemplated by the memorandum of understanding, Multimedia Games agreed to make certain additional disclosures in its proxy statement related to the Merger, which disclosure Multimedia Games made in a Current Report on Form 8-K filed on November 21, 2014. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement.

The stipulation of settlement will be subject to customary conditions, including court approval. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the United States District Court for the Western District of Texas will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is approved by the court in the form contemplated by the parties, it will resolve and release all claims in the Texas Federal Action that were or could have been brought challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith, including in Multimedia Games' definitive proxy statement, pursuant to terms that will be disclosed to shareholders prior to final approval of the settlement. In addition, in connection with the settlement, the defendants in the Texas Federal Action agreed not to oppose an application by plaintiffs in the Texas Federal Action for an attorneys' fee award from the United States District Court for the Western District of Texas of up to $310,000, which fee has been paid by Holdings. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the United States District Court for the Western District of Texas will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

The Texas State Court Action remains pending as of March 16, 2015, the date these consolidated financial statements were issued.

Alabama Litigation

The Company is currently involved in two lawsuits, as further described below, related to Multimedia Games' former charity bingo operations in the State of Alabama, neither of which it believes are material from a damages perspective. The lawsuits are currently pending in federal court, and include claims related to the alleged illegality of electronic charity bingo in the State of Alabama.

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against Multimedia Games and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that Multimedia Games participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs, and the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the filing of the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 29, 2013, the court entered an order granting the plaintiffs' motion for class certification. On April 12, 2013, the defendants jointly filed a petition with the Eleventh Circuit Court of Appeals seeking permission to appeal the court's ruling on class certification. On June 18, 2013, the Eleventh Circuit Court of Appeals entered an order granting the petition to appeal. Following briefing and oral argument, on April 2, 2014, the Eleventh Circuit Court of Appeals entered an order reversing the district court's ruling on class certification and remanding the case to the district court. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, Multimedia Games and other manufacturers were added as defendants. The plaintiffs, who claim to have been patrons of White Hall, allege that Multimedia Games participated in gambling operations that violated Alabama state law by supplying to White Hall purportedly unlawful electronic bingo machines played by the plaintiffs, and the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the filing of the complaint under Ala. Code, Sec 8-1-150(A). The plaintiffs requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama, Northern Division. The court has not ruled on the plaintiffs' motion for class certification. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.

We are subject to other claims and suits that arise from time to time in the ordinary course of business, including those discussed above. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has traded on the New York Stock Exchange under the symbol "GCA" since September 2005. On March 5, 2015, there were three holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

The following table sets forth for the indicated periods, the high and low sale prices per share of our common stock:

	Price Range
	High	Low
2014
First Quarter	$9.93	$6.37
Second Quarter	9.29	6.38
Third Quarter	9.13	6.56
Fourth Quarter	7.75	6.04
2013
First Quarter	$8.27	$6.12
Second Quarter	7.43	5.71
Third Quarter	8.17	6.15
Fourth Quarter	10.42	7.51

On March 5, 2015, the closing sale price of our common stock on the New York Stock Exchange was $6.95.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all our earnings for the repayment of our outstanding debt and to finance the growth and development of our business. Any future change in our dividend policy will be made at the discretion of our Board of Directors and will depend on contractual restrictions, our results of operations, earnings, capital requirements and other factors considered relevant by our Board of Directors. In addition, the Credit Facilities and indentures governing the Notes limit our ability to declare and pay cash dividends.

Common Stock Repurchases

Our share repurchase program granted us the authority to repurchase up to $40.0 million of our outstanding common stock over a two-year period, which commenced in the first quarter of 2013 and expired at the end of the fourth quarter of 2014. We repurchased approximately 1.5 million shares of common stock for cash of approximately $11.7 million under the share repurchase program for the year ended December 31, 2014. We repurchased approximately 2.6 million shares of common stock for cash of approximately $18.2 million under the share repurchase program for the year ended December 31, 2013. We completed the share repurchases with cash on hand. The repurchase program authorized us to buy our common stock from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Exchange Act, or by a combination of such methods.

We repurchased or withheld from restricted stock awards 55,502, 14,901, and 38,331 shares of common stock at an aggregate purchase price of $0.5 million, $0.1 million, and $0.3 million to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards for the years ended December 31, 2014, 2013 and 2012, respectively.

Issuer Purchases and Withholding of Equity Securities

	Total Number of Shares Purchased or Withheld		Average Price per Share Purchased or Withheld		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(000's)				(000's)		(000's)
Rule 10b-18 Repurchases
10/1/14 - 10/31/14	—	(1)	$—	(2)	—	(1)	$10,038	(3)
11/1/14 - 11/30/14	—	(1)	—	(2)	—	(1)	$10,038	(3)
12/1/14 - 12/31/14	—	(1)	—	(2)	—	(1)	$—	(3)

Sub-Total	—	(1)	—	(2)	—	(1)
Tax Withholdings
10/1/14 - 10/31/14	1.1	(4)	$6.92	(5)	—
11/1/14 - 11/30/14	1.1	(4)	7.51	(5)	—
12/1/14 - 12/31/14	6.8	(4)	6.92	(5)	—

Sub-Total	9.0	(4)	6.99	(5)	—

Total	9.0		$6.99		—

(1)
Represents the number of shares repurchased during the three months ended December 31, 2014 pursuant to the share repurchase program that our Board of Directors authorized and approved giving us the authority to repurchase up to $40.0 million of our outstanding common stock over a two year period, which commenced in the first quarter of 2013.

(2)
Represents the weighted average price per share of common stock repurchased pursuant to our share repurchase program.

(3)
Represents the maximum approximate dollar value of shares of common stock available for repurchase pursuant to the Rule 10b-18 share repurchase authorization at the end of the stated period. The share repurchase program expired on December 31, 2014.

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

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor's ("S&P") 500 Index and the S&P Information Technology Index during the five year period ended December 31, 2014.

The graph assumes that $100 was invested on December 31, 2009 in our common stock, in the S&P 500 Index and the S&P Information Technology Index, and that all dividends were reinvested. Research Data Group, Inc. furnished this data and the cumulative total stockholder returns for our common stock, the S&P 500 Index and the S&P Information Technology Index are based on the calendar month end closing prices. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of 5 Year Cumulative Total Return*
Among Global Cash Access Holdings, Inc., the S&P 500 Index, and the S&P Information
Technology Index

*
$100 invested on December 31, 2009 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

This graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.    Selected Financial Data.

The following selected historical financial data has been derived from, and should be read in conjunction with, the audited consolidated financial statements and the notes to consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. Our selected consolidated financial data may not be indicative of our future financial condition or results of operations (in thousands, except per share amounts).

	Year Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data
Revenues(1)	$593,053	$582,444	$584,486	$544,063	$605,590
Operating income(1)	33,782	49,150	55,982	38,296	52,630
Net income(1)	12,140	24,398	25,689	9,129	17,550
Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries(1)	12,140	24,398	25,689	9,129	17,494
Basic earnings per share
Net income	$0.18	$0.37	$0.39	$0.14	$0.27
Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	$0.18	$0.37	$0.39	$0.14	$0.27
Diluted earnings per share
Net income	$0.18	$0.36	$0.38	$0.14	$0.26
Net income attributable to Global Cash Access Holdings, Inc. and Subsidiaries	$0.18	$0.36	$0.38	$0.14	$0.26
Weighted average common shares outstanding
Basic	65,780	66,014	65,933	64,673	65,903
Diluted	66,863	67,205	67,337	64,859	67,272

	At and For the Year Ended December 31,
	2014	2013	2012	2011	2010
Balance sheet data
Cash and cash equivalents	$89,095	$114,254	$153,020	$55,535	$60,636
Working capital(2)	12,550	(1,682)
Total assets(1)	1,707,285	527,327	553,895	529,067	458,394
Total borrowings(1)	1,188,787	103,000	121,500	174,000	208,750
Stockholders' equity	231,473	218,604	198,759	159,858	143,478
Cash flow data
Net cash provided by operating activities	$24,531	$4,334	$157,488	$54,252	$68,898
Net cash used in investing activities(1)	(1,085,847)	(13,990)	(12,531)	(18,183)	(24,492)
Net cash provided by (used in) financing activities(1)	1,037,423	(29,183)	(46,783)	(41,227)	(68,845)

(1)
2014 amounts affected by the Merger for which Total Merger Consideration of $1.1 billion on December 19, 2014 was paid and results of operations were recorded from the date of acquisition through December 31, 2014.

(2)
As a result of the Merger on December 19, 2014, we now provide a classified balance sheet as a significant portion of our business relates to gaming manufacturing. For the two comparative years included in our balance sheet, a calculation of working capital has been included.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with "Item 6. Selected Financial Data" and the audited consolidated financial statements and notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the information included in our other filings with the SEC. This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See "Cautionary Note Regarding Forward-Looking Statements" above.

Overview

GCA is dedicated to providing integrated gaming payments solutions, video and mechanical reel gaming content and technology solutions, as well as compliance and efficiency software. The Company's Payments business provides: (a) access to cash at gaming facilities via Automated Teller Machine ("ATM") cash withdrawals, credit card cash access transactions, point-of-sale ("POS") debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and, (e) online payment processing solutions for gaming operators in States that offer intra-state, Internet-based gaming and lottery activities. The Company's Games business, under the Multimedia Games brand, provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including the award-winning TournEvent® slot tournament solution; and, (b) the central determinant system for the video lottery terminals ("VLTs") installed at racetracks in the State of New York.

Significant Trends and Developments Impacting Our Business

Merger with Multimedia Games

On December 19, 2014, we completed the Merger and paid the Total Merger Consideration of approximately $1.1 billion in cash. The net proceeds from the sale of the Notes, together with borrowings under the Credit Facilities and cash on hand, were used to fund the Total Merger Consideration.

The Merger is accounted for using the acquisition method of accounting with Holdings identified as the acquirer. Under the acquisition method of accounting, Holdings recorded all assets acquired and liabilities assumed at their respective acquisition date fair values.

Through December 31, 2014, we expensed approximately $10.7 million of costs related to the Merger for financial advisory services, financing related fees, accounting and legal fees and other transaction-related expenses, all of which are included in the consolidated statements of income and comprehensive income within operating expenses. These costs do not include any costs related to additional site consolidation or rationalization that we might consider following the closing of the Merger.

Other Trends and Developments

Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our Payments and Games businesses. We have identified the more material positive and negative trends affecting our business as the following:

•
Gaming industry activity in North America remained relatively flat in 2014.

•
The North American gaming industry also reported a year-over-year decline in the purchase of EGMs in 2014 and visibility into casino operator capital allocation trends for replacement units continues to be limited.

•
There continues to be a migration from the use of traditional paper checks and cash to electronic payments which may impact the type of cash access used by our customers.

•
The credit markets in the United States and around the world are volatile and unpredictable.

•
We face increased competition from smaller competitors in the gaming cash access market and face additional competition from larger gaming equipment manufacturers and systems providers. This increased competition has resulted in pricing pressure for both our Payments and Games businesses.

•
There is increasing governmental oversight related to the cost of transaction processing and related fees to the consumer. We expect the financial services and payments industry to respond to these legislative acts by changing other fees and costs, which may negatively impact the Payments business in the future.

•
Casino operators continue to try to broaden their appeal by focusing on investments in the addition of non-gaming amenities to their facilities, which could impact casino operator's capital allocation.

Factors Affecting Comparability

Our consolidated financial statements included in this report that present our financial condition and results of operations reflect the following transactions and events:

•
In December 2014, we acquired all of the outstanding capital stock of Multimedia Games, a gaming manufacturer and supplier to the gaming industry. The results contributed by the Multimedia Games business from the date of consummation on December 19, 2014 to December 31, 2014 are reflected in our Games segment and consolidated financial statements. We incurred significant acquisition-related expenses, which are reflected in operating expenses for the year ended December 31, 2014. In addition, amortization expense increased due to the purchase price allocation, which included definite-lived intangible assets with relatively short amortization periods.

•
In December 2014, to effect the Merger, we entered into the Credit Facilities and issued the Notes and we used a portion of these proceeds to repay the outstanding amounts owed under prior credit facilities of $210.0 million and $35.0 million for GCA and Multimedia Games, respectively (the "Prior Credit Facilities"). As a result, we expensed $2.7 million of related debt issuance costs and fees to "Loss on extinguishment of debt" associated with the prior credit facilities of GCA and Multimedia Games that were in effect prior to the consummation of the Merger (the "Prior Credit Facilities").

•
We recorded an asset impairment charge of approximately $3.1 million in the fourth quarter of 2014 related to certain definite-lived intangible assets.

•
In April 2014, we acquired all of the outstanding capital stock of NEWave, a supplier of compliance, audit and data efficiency software to the gaming industry. We believe this acquisition complements our integrated solutions. The NEWave acquisition did not have a material impact on our results of operations and financial condition.

•
In March 2014, our contract with Caesars Entertainment expired and was not renewed. As such, our Cash Advance and ATM revenues and cost of revenues were impacted for the remainder of the year.

As a result of the above transactions and events, the results of operations and earnings per share in the periods covered by the consolidated financial statements may not be directly comparable.

Principal Sources of Revenues and Expenses

Our principal sources of revenues include:

•
Cash advance revenues include amounts comprised of transaction fees assessed to gaming patrons in connection with credit card cash access and POS debit card transactions and are recognized at the time the transactions are authorized. Such fees are based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash access or POS debit card transaction amount.

•
ATM revenues include amounts comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and reverse interchange fees paid to us by the patrons' issuing banks. Cardholder surcharges are recognized as revenue when a transaction is initiated and reverse interchange fees are recognized as revenue on a monthly basis based on the total transactions occurring during the month. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount.

•
Check services revenues include amounts principally comprised of check warranty revenues and are generally based upon a percentage of the face amount of checks warranted and are recognized when the warranty services are invoked and performed. These fees are paid to us by gaming establishments which may, in turn, pass the fees onto their patrons.

•
Games revenues include amounts comprised of gaming operations, equipment sales, central determinant system operations and maintenance and service arrangements from the acquired Multimedia Games business. We recognize revenue when evidence of an arrangement exists, services have been rendered or products are delivered, the price is fixed or determinable and collectability is reasonably assured.

•
Other revenues include amounts derived from the sale of cash access devices, such as fully integrated kiosks and jackpot kiosks and the provision of certain professional services, software licensing, and certain other ancillary fees associated with the sale, installation and maintenance of those devices; Central Credit revenues that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated; and ancillary marketing, database and Internet gaming activities.

Our principal costs and expenses include:

•
Cost of revenues (exclusive of depreciation and amortization) include amounts directly related to the generation of revenue and comprise:

•
Commissions paid to gaming establishments in connection with credit card cash access, POS debit card and ATM transactions (which are expected to increase as a percentage of revenue as new contracts are signed or existing contracts are renewed), and interchange fees paid to credit card associations and payment networks for services they provide in routing transactions through their networks as well as fees paid to participate in various payment networks to support our ATM services. These interchange fees are determined by the card associations and payment networks at their sole discretion, and are subject to increase at their discretion from time to time. Many of our cash access contracts enable us to pass through the amount of any increase in interchange or processing fees to our gaming establishment customers, who may in turn pass through these increases to patrons. In the past, the major card associations and payment networks have increased interchange rates at least annually, and they may do so in the future. We pay connectivity and processing fees to our network services providers.

•
For check services transactions, we incur warranty expense for those checks we warrant through our third-party service provider that are dishonored upon presentment for payment and we may also pay a commission to the gaming establishment at which the transaction occurs.

•
Other cost of revenues includes amounts related to: our fully integrated kiosk sales and services, Central Credit service, patron marketing activities and our gaming operations.

•
Operating expenses include amounts primarily related to salaries and benefits, costs to support our products and services, professional fees, telecommunications expenses and travel costs.

•
Research and development expenses include amounts primarily related to salaries and benefits, consulting fees, game lab testing fees and an allocation of corporate facilities costs related to these activities.

•
Depreciation and amortization expenses include amounts primarily related to the allocated costs over the duration of our tangible and intangible asset estimated useful lives.

•
Interest expense includes amounts incurred on debt, the amortization of deferred financing costs and the cash usage fees associated with the cash used in ATMs.

•
Our earnings are subject to taxation under the tax laws of the jurisdictions in which we operate.

Results of Operations

Year ended December 31, 2014 compared to the year ended December 31, 2013 (amounts in thousands)

	December 31, 2014		December 31, 2013		December 31, 2014 vs 2013
	$	%	$	%	$ Variance	% Variance
Revenues
Cash advance	$233,950	40%	$231,134	40%	$2,816	1%
ATM	281,469	47%	286,049	49%	(4,580)	(2)%
Check services	21,118	4%	21,611	4%	(493)	(2)%
Games	7,406	1%	—	0%	7,406	—
Other revenues	49,110	8%	43,650	7%	5,460	13%

Total revenues	593,053	100%	582,444	100%	10,609	2%
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	440,071	74%	439,794	76%	277	0%
Operating expenses	95,452	16%	76,562	13%	18,890	25%
Research and Development	804	0%	—	0%	804	—
Depreciation	8,745	1%	7,350	1%	1,395	19%
Amortization	14,199	3%	9,588	2%	4,611	48%

Total costs and expenses	559,271	94%	533,294	92%	25,977	5%

Operating income	33,782	6%	49,150	8%	(15,368)	(31)%
Other expenses
Interest expense, net of interest income	10,756	2%	10,265	2%	491	5%
Loss on extinguishment of debt	2,725	0%	—	0%	2,725	—

Total other expenses	13,481	2%	10,265	2%	3,216	31%

Income from operations before tax	20,301	4%	38,885	6%	(18,584)	(48)%
Income tax provision	8,161	2%	14,487	2%	(6,326)	(44)%

Net income	$12,140	2%	$24,398	4%	$(12,258)	(50)%

*
Rounding may cause variances.

Total Revenues

Total revenues increased by $10.6 million, or 2%, to $593.1 million for the year ended December 31, 2014, as compared to the prior year. This was primarily due to the revenues generated as a result of the Merger and higher Cash Advance and Other revenues, partially offset by lower ATM and Check Services revenues.

Cash Advance revenues increased by $2.8 million, or 1%, to $234.0 million for the year ended December 31, 2014, as compared to the prior year. This was primarily due to higher international revenues together with an increase in our domestic revenues; combined with a greater dollar volume processed per transaction.

ATM revenues decreased by $4.6 million, or 2%, to $281.5 million for the year ended December 31, 2014, as compared to the prior year. This was primarily due to lost business and lower transaction volume.

Check Services revenues decreased by $0.5 million, or 2%, to $21.1 million for the year ended December 31, 2014, as compared to the prior year. This was primarily due to lost business and a decrease in the number of check services transactions processed.

Games revenues were generated as a result of the Merger.

Other revenues increased by $5.5 million, or 13%, to $49.1 million for the year ended December 31, 2014, as compared to the prior year. This was primarily due to the results from our compliance, audit and data services offerings.

Costs and Expenses

Cost of revenues (exclusive of depreciation and amortization) increased by $0.3 million, to $440.1 million for the year ended December 31, 2014, as compared to the prior year. This was primarily due to increased warranty expenses in the Check Services segment as well as the variable costs related to higher revenues in the Cash Advance, Games and Other segments, offset by a reduction in costs in the ATM segment due to lost business and lower transaction volume.

Operating expenses increased by $18.9 million, or 25%, to $95.5 million for the year ended December 31, 2014, as compared to the prior year. This was primarily due to the acquisition-related costs and operating expenses incurred following the consummation of the Merger, an asset impairment charge and increases in non-cash stock compensation expense.

Depreciation increased by $1.4 million, or 19%, to $8.7 million for the year ended December 31, 2014, as compared to the prior year. This was primarily due to depreciation expense post-Merger.

Amortization increased by $4.6 million, or 48%, to $14.2 million for the year ended December 31, 2014, as compared to the prior year. This was primarily due to other intangible assets associated with the NEWave acquisition and the Merger.

Primarily as a result of the factors described above, operating income decreased by $15.4 million, or 31%, to $33.8 million for the year ended December 31, 2014, as compared to the prior year. Operating margin decreased to 6% for the year ended December 31, 2014 from 8% for the prior year. Exclusive of acquisition-related costs and asset impairment charges, the operating margin for 2014 would have been 8%.

Interest expense, net of interest income, increased by $0.5 million, or 5%, to $10.8 million for the year ended December 31, 2014, as compared to the prior year. This was primarily due to a $3.4 million increase in interest charges and amortization of debt issuance costs associated with the Merger; partially offset by a $2.1 million reduction in interest charges due to the lower outstanding debt balance and lower weighted average interest rate on the Prior Credit Facilities in 2014 that were paid in full in connection with the Merger and $0.8 million increase in interest income primarily related to the refund of a goods and services tax due to a favorable ruling from the Canadian Court of Appeals holding that commissions paid to Canadian casinos were not subject to such tax.

Loss on early extinguishment of debt was $2.7 million for the year ended December 31, 2014. This was due to the extinguishment of unamortized deferred loan fees associated with the Prior Credit Facilities that were paid in full in connection with the Merger.

Income tax expense decreased by $6.3 million, or 44%, to $8.2 million for the year ended December 31, 2014, as compared to the prior year. This was primarily due to the decrease in income from operations before income tax expense of $18.6 million. The provision for income tax reflected an effective income tax rate of 40.2% for the year ended December 31, 2014, which was greater than the statutory federal rate of 35.0% due primarily to non-deductible acquisition-related costs associated with the Merger and partially offset by the lower tax rate on foreign earnings. The provision for income tax reflected an effective income tax rate of 37.3% for the prior year, which was greater than the statutory federal rate of 35.0% due in part to state taxes and the non-cash compensation expenses related to stock options.

Primarily as a result of the foregoing, net income decreased by $12.3 million, or 50%, to $12.1 million for the year ended December 31, 2014, as compared to the prior year.

Year ended December 31, 2013 compared to year ended December 31, 2012 (amounts in thousands)*

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

*
Rounding may cause variances.

Total Revenues

Total revenues decreased by $2.0 million, or less than 1%, to $582.4 million for the year ended December 31, 2013, as compared to the prior year. This was due to lower ATM and check services revenues, partially offset by higher kiosk sales and an increase in cash advance revenues for the year ended December 31, 2013, as compared to the prior year.

Cash advance revenues increased by $3.6 million, or 2%, to $231.1 million for the year ended December 31, 2013, as compared to the prior year. This was primarily due to higher international cash advance revenues for the year ended December 31, 2013, as compared to the prior year.

ATM revenues decreased by $17.1 million, or 6%, to $286.0 million for the year ended December 31, 2013, as compared to the prior year. This was primarily due to lost business and lower transaction volume for the year ended December 31, 2013, as compared to the prior year.

Check services revenues decreased by $3.8 million, or 15%, to $21.6 million for the year ended December 31, 2013, as compared to the prior year. This was primarily due to lost business and a decrease in the number of check services transactions processed for the year ended December 31, 2013, as compared to the prior year.

Other revenues increased by $15.2 million, or 54%, to $43.7 million for the year ended December 31, 2013, as compared to the prior year. This was primarily due to increased kiosk sales for the year ended December 31, 2013, as compared to the prior year.

Costs and Expenses

Cost of revenues (exclusive of depreciation and amortization) increased by $3.7 million, or 1%, to $439.8 million for the year ended December 31, 2013, as compared to the prior year. This was primarily due to increased commissions paid to our customers for new and renewed cash access services as well as costs associated with the increase in kiosk sales.

Operating expenses increased by $0.8 million, or 1%, to $76.6 million for the year ended December 31, 2013, as compared to the prior year. This was primarily due to higher payroll and related expenses and occupancy related expenses, partially offset by a decrease in non-cash stock compensation expense for the year ended December 31, 2013, as compared to the prior year.

Depreciation expenses increased by $0.5 million, or 7%, to $7.4 million for the year ended December 31, 2013, as compared to the prior year. This was primarily due to higher charges as additional fixed assets were placed into service for the year ended December 31, 2013, as compared to the prior year.

Amortization expenses decreased by $0.2 million, or 2%, to $9.6 million for the year ended December 31, 2013, as compared to the prior year. This was primarily due to certain capitalized costs that were fully amortized for the year ended December 31, 2013, as compared to the prior year.

Primarily as a result of the factors described above, operating income decreased by $6.8 million, or 12%, to $49.2 million for the year ended December 31, 2013, as compared to the prior year. The operating margin decreased to 8% for the year ended December 31, 2013 from 10% for the prior year.

Interest expense, net of interest income, decreased by $5.3 million, or 34%, to $10.3 million for the year ended December 31, 2013, as compared to the prior year. This was primarily due to a $3.6 million reduction in interest charges due to the lower outstanding debt balance and an amendment to our credit facility in late May 2013, which reduced the interest rate from 7% to 4%; a $0.9 million reduction in interest charges related to a lower average outstanding balance on the vault cash supplied by Wells Fargo and a slightly lower average cash usage rate; and a decrease in the interest charge associated with the change in fair value of the interest rate cap of approximately $0.8 million.

Income tax expense decreased by $0.3 million, or 2%, to $14.5 million for the year ended December 31, 2013, as compared to the prior year. This was primarily due to the decrease in income from operations before income tax expense of $1.6 million. The provision for income tax reflected an effective income tax rate of 37.3% for the year ended December 31, 2013, which was greater than the statutory federal rate of

35.0% due in part to state taxes and the non-cash compensation expenses related to stock options. The provision for income tax reflected an effective income tax rate of 36.5% for the prior year, which was greater than the statutory federal rate of 35.0% due in part to state taxes and the non-cash compensation expenses related to stock options.

Primarily as a result of the foregoing, net income decreased by $1.3 million, or 5%, to $24.4 million for the year ended December 31, 2013, as compared to the prior year.

Critical Accounting Policies

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make the most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions. You should review the notes to our consolidated financial statements for a summary of these policies. We believe that our estimates and assumptions are reasonable, based upon information presently available; however, actual results may differ from these estimates under different assumptions or conditions.

Business Combinations.    We apply the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC 805"), "Business Combinations", in the accounting for acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are preliminary and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset over its estimated useful life. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of income and comprehensive income.

Acquisition-related Costs.    We recognize a liability for acquisition-related costs when the liability is incurred. Acquisition-related costs include, but are not limited to: financial advisory, legal and debt fees; accounting, consulting, and professional fees associated with due diligence, valuation and integration; severance; and other related costs and adjustments.

Inventory.    We currently maintain separate inventories for our Payments and Games products. Our Payments related inventory primarily consists of parts as well as finished goods and work-in-progress and is stated at the lower of cost or market accounted for using the average cost method. Our Games related inventory primarily consists of component parts, completed player terminals and back-office computer equipment and is stated at fair value as a result of the Merger. However, our games segment historically accounted for inventory at lower of cost (first in, first out) or market. The cost of inventory includes cost of materials, labor, overhead and freight.

Goodwill.    We had approximately $857.9 million of goodwill on our consolidated balance sheet at December 31, 2014 resulting from acquisitions of other businesses. Of this amount, $669.5 million resulted from the Merger and the remaining $188.4 million was subject to our annual goodwill impairment testing. We test for impairment annually on a reporting unit basis, as of October 1, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative Step 0 assessment based on reviewing relevant events and circumstances; or a quantitative Step 1 assessment using an income approach that discounts future cash flows based on the estimated future results of the reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, we use the Step 2 assessment to determine the impairment. Our most recent annual assessment was performed as of October 1, 2014, following which it was determined that no impairment adjustment was necessary. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations. Our reporting units are identified as operating segments or one level below an operating segment. Reporting units must: (a) engage in business activities from which they earn revenues and incur expenses; (b) have operating results that are regularly reviewed by our chief operating decision maker to ascertain the resources to be allocated to the segment and assess its performance; and (c) have discrete financial information available. As of December 31, 2014, our reporting units included: Cash Advance, ATM, Check Services, Games, Fully Integrated Kiosk Sales and Services, Central Credit, and Anti-Money Laundering and Tax Compliance Software. The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units' tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets, and therefore, impact the related impairment charge, if any. At the annual impairment test date, the above-noted conclusion that no indication of goodwill impairment existed at the test date would not have changed had the test been conducted assuming: 1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our reporting units), or 2) a 100 basis point decrease in the estimated sales growth rate or terminal period growth rate without a change in the discount rate of each reporting unit.

Other Intangible Assets.    We have approximately $436.8 million in net unamortized other intangible assets on our consolidated balance sheet at December 31, 2014. Of this amount, $401.7 million resulted from the Merger, which consists of customer relationships, developed technology, contract rights, trade names and trademarks. Our other intangible assets consist primarily of customer contracts (rights to provide Payments and Games services to gaming establishment customers) acquired through business combinations, capitalized software development costs and the acquisition cost of our patent related to the 3-in-1 Rollover technology acquired in 2005, which expires in 2018. Customer contracts require us to make renewal assumptions, which impact the estimated useful lives of such assets. Capitalized software development costs require us to make certain judgments as to the stages of development and costs eligible for capitalization. Capitalized software costs placed in service are amortized over their useful lives, generally not to exceed five years. We review intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or market price of the asset, a significant adverse change in legal factors or business climate that could affect the value of an asset, or a current period operating or cash flow loss combined with a history of operating or cash flow losses. We group intangible assets for impairment analysis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of intangible assets is measured by a comparison of the carrying amount of the asset to future, net cash flows expected to be generated by the asset, undiscounted and without interest. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Income Taxes.    We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. We account for income taxes in accordance with accounting guidance whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based upon differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. We also follow accounting guidance to account for uncertainty in income taxes as recognized in our consolidated financial statements. The effect on the income tax provision and deferred tax assets and liabilities for a change in rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date. We believe that it is more likely than not that we will be able to utilize our deferred tax assets. Therefore, we have not provided material valuation allowances against our recorded deferred tax assets.

Revenue Recognition.    We recognize revenue when evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. We evaluate our revenue streams for proper timing of revenue recognition. Revenue is recognized as products are delivered and or services are performed.

Payments Revenues

Cash advance revenues are comprised of transaction fees assessed to gaming patrons in connection with credit card cash access and POS debit card transactions and are recognized at the time the transactions are authorized. Such fees are based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash access or POS debit card transaction amount.

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

Other revenues include amounts derived from the sale of cash access devices, such as the provision of certain professional services, software licensing, and certain other ancillary fees associated with the sale, installation and maintenance of those devices. In addition, other revenues consist of Central Credit revenues that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated. Also included in other revenues are revenues generated from ancillary marketing, database and Internet gaming activities.

Games Revenues

Games revenues are primarily generated by our gaming operations under development, placement, and participation arrangements in which we provides our customers with player terminals, player terminal-content licenses and back-office equipment, collectively referred to herein as leased gaming equipment. Under these arrangements, we retain ownership of the leased gaming equipment installed at customer facilities, and we receive revenue based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee based on the number of player terminals installed at the facility. Revenue from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day.

Games revenues generated by player terminals deployed at sites under development or placement fee agreements is reduced by the accretion of contract rights acquired as part of those agreements. Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from such agreements, described under "Development and Placement Fee Agreements." The related amortization expense, or accretion of contract rights, is netted against our respective revenue category in the consolidated statements of operations and other comprehensive income.

We also generate games revenues from back-office fees with certain customers. Back-office fees cover the service and maintenance costs for back-office servers installed in each gaming facility to run our gaming equipment, as well as the cost of related software updates. Back-office fees are considered both realizable and earned at the end of each gaming day.

Equipment and Systems Revenues

We sell gaming equipment, fully integrated kiosks and gaming systems directly to our customers under independent sales contracts through normal credit terms, or may grant extended credit terms under contracts secured by the related equipment.

For sales arrangements with multiple deliverables, we apply the guidance from ASU No. 2009-13, "Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements." In addition, we apply the guidance from ASU No. 2009-14, "Software (Topic 985), Certain Revenue Arrangements that Include Software Elements," which affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifies what guidance should be used in allocating and measuring revenue.

The majority of our multiple element sales contracts are for some combination of gaming equipment, player terminals, content, system software, license fees, ancillary equipment and maintenance.

Revenue related to systems arrangements that contain both software and non-software deliverables requires allocation of the arrangement fee to the separate deliverables using the relative selling price method. Revenue for software deliverables is recognized under software revenue recognition guidance. Revenue resulting from the sale of non-software deliverables, such as gaming devices and other hardware, are accounted for based on other applicable revenue recognition guidance as the devices are tangible products containing both software and non-software components that function together to deliver the product's essential functionality.

In allocating the arrangement fees to separate deliverables, we evaluate whether we have vendor-specific objective evidence ("VSOE") of selling price, third party evidence ("TPE") or estimate of selling price ("ESP") for gaming devices, maintenance and product support fees and other revenue sources. We generally use ESP to determine the selling price used in the allocation of separate deliverables, as VSOE and TPE are generally not available. We determine the ESP on separate deliverables by estimating a margin typically received on such items and applying that margin to the product cost incurred.

Generally, player terminal sales include ancillary equipment, such as networking gear, bases, chairs, and occasionally signage, some of which may be necessary for the full functionality of the player terminals in a casino. This ancillary equipment comprises an install kit that is shipped simultaneously with the player terminals. Although our products are analyzed as multiple deliverable arrangements, revenue for the player terminal and ancillary equipment is not recognized until all elements essential for the functionality of the product have been shipped or delivered. This includes game theme software and essential ancillary equipment. If elements that are not essential to the functionality of the player terminals are shipped after the unit, such as signage, chairs, or bases, these items would be classified as deferred revenue until shipped or delivered.

Stock-Based Compensation.    Stock-based compensation expense for all awards is based on the grant date fair value estimated. We estimate the weighted-average fair value of options granted for our time-based and cliff vesting time-based options using the Black-Scholes Option Pricing Model. We estimate the weighted-average fair value of options granted for our market-based options using a lattice-based option valuation model. Each model is based on assumptions regarding expected volatility, dividend yield, risk-free interest rates, the expected term of the option and the expected forfeiture rate. Each of these assumptions, while reasonable, requires a certain degree of judgment and the fair value estimates could vary if the actual results are materially different than those initially applied.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In November 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-17, which provides guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The pronouncement was effective on November 18, 2014. There was no impact of the adoption of ASU No. 2014-17 as we do not apply push-down accounting to our acquired subsidiaries.

Recent Accounting Guidance Not Yet Adopted

In August 2014, the FASB issued ASU No. 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The pronouncement is effective for annual periods ending after December 15, 2016, and interim periods thereafter, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition". The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within our Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Overview

The following table presents selected information about our financial position (in thousands):

	At December 31,
	2014	2013
Balance sheet data
Total assets	$1,707,285	$527,327
Total borrowings	1,188,787	103,000
Stockholders' equity	231,473	218,604
Net available cash*
Cash and cash equivalents	89,095	114,254
Add: Settlement receivables	43,288	38,265
Less: Settlement liabilities	(119,157)	(145,022)

Total net available cash	$13,226	$7,497

*
Non-GAAP measure

Cash Resources

Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at December 31, 2014 included cash in non-U.S. jurisdictions of approximately $14.8 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions. These activities result in a balance due to us at the end of each business day that we recoup over the next few business days and classify as settlement receivables. These activities also result in a balance due to our customers at the end of each business day that we remit over the next few business days and classify as settlement liabilities. As of December 31, 2014, we had $43.3 million in settlement receivables for which we received payment in January 2015. As of December 31, 2014, we had $119.2 million in settlement liabilities due to our customers for these settlement services that were paid in January 2015. As the timing of cash received from settlement receivables and payment of settlement liabilities may differ, the total amount of cash held by us will fluctuate throughout the year. As of December 31, 2014 and 2013, the net cash available after considering settlement amounts was $13.2 million and $7.5 million, respectively.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,			Increase/(Decrease)
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Cash flow activities
Net cash provided by operating activities	$24,531	$4,334	$157,488	$20,197	$(153,154)
Net cash used in investing activities	(1,085,847)	(13,990)	(12,531)	(1,071,857)	(1,459)
Net cash provided by/(used in) financing activities	1,037,423	(29,183)	(46,783)	1,066,606	17,600
Effect of exchange rates on cash	(1,266)	73	(689)	(1,339)	762

Cash and cash equivalents
Net (decrease)/increase for the period	(25,159)	(38,766)	97,485	13,607	(136,251)
Balance, beginning of the period	114,254	153,020	55,535	(38,766)	97,485

Balance, end of the period	$89,095	$114,254	$153,020	$(25,159)	$(38,766)

Cash flows provided by operating activities were $24.5 million, $4.3 million and $157.5 million, for the years ended December 31, 2014, 2013 and 2012, respectively. Cash flows provided by operating activities increased by $20.2 million for the year ended December 31, 2014 as compared to the prior year. This was primarily due to an increase in non-cash adjustments and the timing of our settlement receivables and settlement liabilities based on the number of business days outstanding prior to the settlement of our cash access transactions at the end of each period for the year ended December 31, 2014 as compared to the prior year, partially offset by a decrease in net income. Cash flows provided by operating activities decreased by $153.2 million for the year ended December 31, 2013 as compared to the prior year. This was primarily due to the timing of our settlement receivables and settlement liabilities based on the number of business days outstanding prior to the settlement of our cash access transactions at the end of each period for the year ended December 31, 2013 as compared to the prior year.

Cash flows used in investing activities were $1.1 billion, $14.0 million and $12.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Cash flows used in investing activities increased by $1.08 billion for the year ended December 31, 2014 as compared to the prior year. This was primarily due to the use of proceeds raised to fund the Merger. Cash flows used in investing activities increased by $1.5 million for the year ended December 31, 2013 as compared to the prior year. This was primarily due to proceeds from the sale of fixed assets in the prior year, an increase in capital expenditures for the current year ended December 31, 2013 and changes in restricted cash and cash equivalents.

Cash flows provided by financing activities were $1.0 billion for the year ended December 31, 2014. Cash flows used in financing activities were $29.2 million and $46.8 million for the years ended December 31, 2013 and 2012, respectively. Cash flows used in financing activities increased by $1.1 billion for the year ended December 31, 2014 as compared to the prior year. This was primarily due to the proceeds raised to fund the Merger offset by repayments on debt on the Prior Credit Facilities, debt issuance costs and purchase of treasury stock. Cash flows used in financing activities decreased by $17.6 million for the year ended December 31, 2013 as compared to the prior year. This was primarily due to lower debt repayments and an increase in proceeds from the exercise of stock options, partially offset by purchases of treasury stock for the year ended December 31, 2013 as compared to the prior year.

Long-Term Debt

The following table summarizes our indebtedness at December 31, (in thousands):

	At December 31,
	2014	2013
Long-term debt
Senior credit facility	$—	$103,000
Senior secured term loan	500,000	—
Senior secured notes	350,000	—
Senior unsecured notes	350,000	—

Total debt	1,200,000	103,000
Less: original issue discount	(11,213)	—

Total debt after discount	1,188,787	103,000
Less: current portion of long-term debt	(10,000)	(1,030)

Long-term debt, less current portion	$1,178,787	$101,970

On December 19, 2014 and in connection with the Merger, we refinanced all of our indebtedness outstanding under the Prior Credit Facilities with proceeds from the Credit Facilities and the Notes.

Credit Facilities

On December 19, 2014, GCA, as borrower, and Holdings entered into a credit agreement among GCA, Holdings, Bank of America, N.A. as administrative agent, collateral agent, swing line lender and letter of credit issuer; Deutsche Bank Securities Inc., as syndication agent; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities, Inc. as joint lead arrangers and joint book managers (the "Credit Agreement"). The Credit Agreement provides for a $50.0 million five-year Revolving Credit Facility that matures in 2019 and a $500.0 million six-year Term Loan that matures in 2020. The fees associated with the Credit Facilities included discounts of approximately $7.5 million and debt issuance costs of approximately $13.9 million. All borrowings under the Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default and compliance with representations and warranties.

The interest rate per annum applicable to the Revolving Credit Facility is, at GCA's option, the base rate or LIBOR plus, in each case, an applicable margin. The interest rate per annum applicable to the Term Loan is also, at GCA's option, the base rate or LIBOR plus, in each case, an applicable margin. LIBOR will be reset at the beginning of each selected interest period based on the LIBOR rate then in effect; provided that, with respect to the Revolving Credit Facility, if LIBOR is below zero, then such rate will be equal to zero plus the applicable margin, and, with respect to the Term Loan, if LIBOR is below 1.0%, then such rate will be equal to 1.0% plus the applicable margin. The base rate is a fluctuating interest rate equal to the highest of (a) the prime lending rate announced by the administrative agent, (b) the federal funds effective rate from time to time plus 0.50%, and (c) LIBOR (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%. The applicable margins of 4.75% and 5.25% for the Revolving Credit Facility and Term Loan, respectively, are subject to adjustment based on our consolidated secured leverage ratio.

Voluntary prepayments of the term loan and the revolving loans and voluntary reductions in the unused commitments are permitted in whole or in part, in minimum amounts as set forth in the Credit Agreement governing the Credit Facilities, with prior notice but without premium or penalty, except that certain refinancing transactions of the Term Loan within twelve months after the closing of the Credit Facilities will be subject to a prepayment premium of 1.00% of the principal amount repaid.

Subject to certain exceptions, the obligations under the Credit Facilities are secured by substantially all of the present and after acquired assets of each of GCA, Holdings and the subsidiary guarantors (the "Collateral") including: (a) a perfected first priority pledge of all the capital stock of GCA and each domestic direct, wholly owned material restricted subsidiary held by Holdings, GCA or any such subsidiary guarantor; and (b) a perfected first priority security interest in substantially all other tangible and intangible assets of Holdings, GCA, and such subsidiary guarantors (including, but not limited to, accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing). Subject to certain exceptions, the Credit Facilities are unconditionally guaranteed by Holdings and such subsidiary guarantors and Multimedia Games and its material domestic subsidiaries.

The Credit Agreement governing the Credit Facilities contains certain covenants that, among other things, limit Holdings' ability, and the ability of certain of its subsidiaries, to incur additional indebtedness; sell assets or consolidate or merge with or into other companies; pay dividends or repurchase or redeem capital stock; make certain investments; issue capital stock of subsidiaries; incur liens; prepay, redeem or repurchase subordinated debt; and enter into certain types of transactions with our affiliates. The Credit Agreement governing the Credit Facilities also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio as well as an annual excess cash flow requirement.

Events of default under the Credit Agreement governing the Credit Facilities include customary events such as a cross-default provision with respect to other material debt (which includes the Notes). In addition, an event of default will occur if Holdings undergoes a change of control. This is defined to include the case where Holdings ceases to own 100% of the equity interests of GCA, or where any person or group acquires a percentage of the economic or voting interests of Holdings' capital stock of 35% or more (determined on a fully diluted basis), or where a majority of the board of directors of Holdings ceases to consist of persons who are directors of Holdings on the closing date of the Credit Facilities or other directors whose nomination for election to the board of directors of GCA was recommended by a majority of the then continuing directors.

At December 31, 2014, we had approximately $500.0 million of borrowings outstanding under the Term Loan and $50.0 million of additional borrowing availability under the Revolving Credit Facility, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Credit Facilities as of December 31, 2014.

We believe our cash provided by operating activities will provide for our operating and debt servicing needs for the next 12 months. If not, we have sufficient borrowings available under our Credit Facilities to meet any additional funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly-available information. Based upon that information, we believe there is not a likelihood that any of our lenders might not be able to honor their commitments under the Credit Agreement.

Senior Notes

At December 31, 2014, we had two series of outstanding notes: (a) $350.0 million aggregate principal amount of 7.75% Senior Secured Notes due 2021 (the "Secured Notes"), and (b) $350.0 million aggregate principal amount of 10.00% Senior Unsecured Notes due 2022 (the "Unsecured Notes").

On December 19, 2014, we issued the Secured Notes at an initial offering price of 100% and the Unsecured Notes at an initial offering price of 98.921%. Our net proceeds from the sale of the Notes were approximately $680.0 million after deducting discounts of approximately $3.8 million and commissions of approximately $16.2 million and before deducting any other fees and expenses related to the Notes offering. Other fees and expenses included additional debt issuance costs associated with the Notes of approximately $11.2 million.

The Secured Notes are senior secured obligations of the Company, equally and ratably secured with the Company's obligations under the Credit Facilities. The Secured Notes rank equally with the Company's existing and future senior debt and senior to the Company's existing and future senior subordinated debt. The Unsecured Notes are senior unsecured obligations of the Company, and rank equally with the Company's existing and future senior debt and senior to the Company's existing and future senior subordinated debt. The Secured Notes are guaranteed on a senior secured basis by Holdings and all of its material domestic subsidiaries (other than GCA) and the Unsecured Notes are guaranteed on a senior unsecured basis by Holdings and all of its material domestic subsidiaries (other than GCA).

The indentures governing the Notes contain certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, consummate certain asset sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all of our assets, or create certain liens and other encumbrances on our assets.

The indentures governing the Notes contain events of default customary for agreements of their type (with customary grace periods, as applicable) and provide that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to Holdings or GCA, all outstanding notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 25% in principal amount of the then outstanding Secured Notes or Unsecured Notes, as applicable, may declare all such notes to be due and payable immediately.

At the closing of the offering of the Notes, the Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement. Under the terms of the purchase agreement, during a one year period following the closing and upon prior notice from the initial purchasers, the Company must use commercially reasonable efforts to aid the purchasers in the resale of the Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein.

In connection with the issuance of the Unsecured Notes, the Company entered into a registration rights agreement pursuant to which the Company agreed, for the benefit of the holders of the Unsecured Notes, to file with the Securities and Exchange Commission (the "SEC"), and use its commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the Unsecured Notes for an issue of SEC-registered notes (the "Exchange Notes") with terms identical to the Unsecured Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below). Under certain circumstances, including if applicable interpretations of the staff of the SEC do not permit the Company to effect the exchange offer, the Company and the guarantors must use their commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the Unsecured Notes and to keep that shelf registration statement effective until the first anniversary of the date such shelf registration statement becomes effective, or such shorter period that will terminate when all Unsecured Notes covered by the shelf registration statement have been sold. The obligation to complete the exchange offer and/or file a shelf registration statement will terminate on the second anniversary of the date of the Registration Rights Agreement. If the exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) on or before December 19, 2015, the annual interest rate borne by the Unsecured Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter until the exchange offer is completed or the shelf registration statement is declared effective, at which time the interest rate will revert to the original interest rate on the date the Unsecured Notes were originally issued.

We were in compliance with the covenants of the Notes as of December 31, 2014.

Interest Rate Cap

In connection with the Prior Credit Facilities, we purchased a $150.0 million notional amount interest rate cap with an effective date of January 5, 2012 and a term of three years and therefore the rate cap expired on January 5, 2015. We purchased this interest rate cap in order to partially reduce our exposure to increases in LIBOR above 1.5% during the term of the interest rate cap with respect to our variable rate debt obligations under the Prior Credit Facilities and our obligations under our Contract Cash Solutions Agreement with Wells Fargo. This interest rate cap is recorded in other assets in our consolidated balance sheets, and is marked-to-market based on a quoted market price with the effects offset in our consolidated statements of income and comprehensive income. The interest rate cap carrying value and fair value approximate each other and these values are insignificant as of December 31, 2014.

Contractual Obligations

The following summarizes our contractual cash obligations as of December 31, 2014 (in thousands):

	At December 31, 2014
	Total	2015	2016	2017	2018	2019	Thereafter
Contractual obligations
Debt obligations(1)	$1,200,000	$10,000	$10,000	$10,000	$10,000	$10,000	$1,150,000
Estimated interest obligations(2)	593,016	93,570	93,021	92,303	91,669	91,035	131,418
Operating lease obligations	19,864	3,392	3,125	2,626	2,440	2,452	5,829
Employment obligations(3)	5,925	1,670	4,255	—	—	—	—
Purchase obligations(4)	30,246	26,695	2,351	1,200	—	—	—

Total contractual obligations	$1,849,051	$135,327	$112,752	$106,129	$104,109	$103,487	$1,287,247

(1)
We are required to make principal payments of 2% annually under the Term Loans and may also be required to make an excess cash flow payment that is based on full year end earnings and our leverage ratio in effect at that time. The above table does not reflect any amounts related to excess cash flow payments.

(2)
Estimated interest payments were computed using the interest rate in effect at December 31, 2014 multiplied by the principal balance outstanding after scheduled principal amortization payments. For the Credit Facilities, the weighted average rate assumed was approximately 8.0% until 2021 when the weighted average rate would increase to approximately 9.6%.

(3)
We maintain employment contracts for certain members of our executive management. These agreements require us to provide compensation to these individuals upon their employment and, if applicable, upon termination of their employment.

(4)
Included in purchase obligations are minimum transaction processing services from various third-party processors used by us as well as open gaming purchase orders.

Deferred Tax Asset

We recognized a deferred tax asset upon its conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic statutory tax rate of 36.3%, this results in tax payments being approximately $19.0 million less than the annual provision for income taxes shown on the income statement for financial accounting purposes, or the amount of the annual provision, if less. There is an expected aggregate of $82.3 million in cash savings over the remaining life of the portion of the deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations. We believe that it is more likely than not that it will be able to utilize the deferred tax asset. However, the utilization of this tax asset is subject to many factors including our earnings, a change of control of the Company and future earnings.

Other Liquidity Needs and Resources

We need supplies of cash to support our foreign operations. For some foreign jurisdictions, such as the United Kingdom, applicable law and cross-border treaties allow us to transfer funds between our domestic and foreign operations efficiently. For other foreign jurisdictions, we must rely on the supply of cash generated by our operations in those foreign jurisdictions, and the cost of repatriation is prohibitive. For example, Global Cash Access (Canada), Inc. ("GCA Canada"), the subsidiary through which we operate in Canada, generates a supply of cash that is sufficient to support its operations, and all cash generated through such operations is expected to be retained by GCA Canada. As we expand our cash access business into new foreign jurisdictions, we must rely on treaty-favored cross-border transfers of funds, the supply of cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.

Off-Balance Sheet Arrangements

We have a Contract Cash Solutions Agreement with Wells Fargo that allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. As the cash is never an asset of our, supplied cash is not reflected on our balance sheet. The outstanding balances of ATM cash utilized by the Company from Wells Fargo were $396.3 million, $427.1 million and $360.4 million as of December 31, 2014, 2013 and 2012, respectively.

In June 2012, the Company and Wells Fargo amended the Contract Cash Solutions Agreement to increase the maximum amount of cash to be provided to the Company from $400.0 million to $500.0 million, and the initial term of the Contract Cash Solutions Agreement was extended from November 30, 2013 until November 30, 2014. In November 2013, the parties entered into another amendment to the Contract Cash Solutions Agreement to extend the term one year until November 30, 2015.

Under the terms of the Contract Cash Solutions Agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all ATMs multiplied by a contractually defined cash usage rate. This cash usage rate is determined by an applicable LIBOR plus a mutually agreed upon margin. We are exposed to interest rate risk to the extent that the applicable LIBOR increases. The cash usage fees incurred by the Company, reflected as interest expense within the consolidated statements of income and comprehensive income, were $2.3 million, $2.2 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We are responsible for any losses of cash in the ATMs under our agreement with Wells Fargo and we self-insure for this risk. We incurred no material losses related to this self-insurance for the years ended December 31, 2014 and 2013.

Effects of Inflation

Our monetary assets, consisting primarily of cash. receivables, inventory and our non-monetary assets, consisting primarily of the deferred tax asset, goodwill and other intangible assets, are not significantly affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our operating expenses, such as those for salaries and benefits, armored carrier expenses, telecommunications expenses and equipment repair and maintenance services, which may not be readily recoverable in the financial terms under which we provide our Payments and Games products and services to gaming establishments and their patrons.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to foreign currency exchange risk. We operate and conduct business in foreign countries and, as a result, are exposed to movements in foreign currency exchange rates. Our exposure to foreign currency exchange risk related to our foreign operations is not material to our results of operations, cash flows or financial position. At present, we do not hedge this risk, but continues to evaluate such foreign currency translation risk exposure.

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR. We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. As of December 31, 2014, the currency supplied by Wells Fargo was $396.3 million. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $4.0 million impact on income before taxes over a 12-month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

The Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the Credit Facilities paid based on a base rate or based on LIBOR and we have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. The weighted average interest rate on the Credit Facilities was approximately 6.25% for the year ended December 31, 2014. Based upon the outstanding balance on the Credit Facilities of $500 million as of December 31, 2014, each 1% increase in the applicable LIBOR would have a $5.0 million impact on interest expense over a 12-month period. The interest rates on the notes are fixed and therefore an increase in LIBOR does not impact the interest expense associated with the notes.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Cash Access Holdings, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Global Cash Access Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Cash Access Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, NV
March 16, 2015

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except earnings per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues	$593,053	$582,444	$584,486
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	440,071	439,794	436,059
Operating expenses	95,452	76,562	75,806
Research and Development	804	—	—
Depreciation	8,745	7,350	6,843
Amortization	14,199	9,588	9,796

Total costs and expenses	559,271	533,294	528,504

Operating income	33,782	49,150	55,982
Other expenses
Interest expense, net of interest income	10,756	10,265	15,519
Loss on extinguishment of debt	2,725	—	—

Total other expenses	13,481	10,265	15,519

Income from operations before tax	20,301	38,885	40,463
Income tax provision	8,161	14,487	14,774

Net income	12,140	24,398	25,689
Foreign currency translation	(1,258)	269	218

Comprehensive income	$10,882	$24,667	$25,907

Earnings per share
Basic	$0.18	$0.37	$0.39

Diluted	$0.18	$0.36	$0.38

Weighted average common shares outstanding
Basic	65,780	66,014	65,933

Diluted	66,863	67,205	67,337

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	At December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$89,095	$114,254
Settlement receivables	43,288	38,265
Trade receivables, net of allowances for doubtful accounts of $2.8 million for both periods	37,697	11,658
Other receivables	20,553	4,605
Inventory	27,163	9,413
Prepaid expenses and other assets	18,988	16,674
Deferred tax asset	9,591	3,102

Total current assets	246,375	197,971
Non-current assets
Property, equipment and leasehold improvements, net	106,085	18,710
Goodwill	857,913	180,084
Other intangible assets, net	436,785	31,535
Other receivables, non-current	9,184	699
Deferred tax asset, non-current	—	87,942
Other assets, non-current	50,943	10,386

Total non-current assets	1,460,910	329,356

Total assets	$1,707,285	$527,327

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Settlement liabilities	$119,157	$145,022
Accounts payable and accrued expenses	104,668	53,601
Current portion of long-term debt	10,000	1,030

Total current liabilities	233,825	199,653
Non-current liabilities
Deferred tax liability, non-current	57,333	—
Long-term debt, less current portion	1,178,787	101,970
Other accrued expenses and liabilities	5,867	7,100

Total non-current liabilities	1,241,987	109,070

Total liabilities	1,475,812	308,723
Commitments and Contingencies (Note 14)
Stockholders' Equity
Common stock, $0.001 par value, 500,000 shares authorized and 90,405 and 89,233 shares issued at December 31, 2014 and December 31, 2013, respectively	90	89
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at December 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	245,682	231,516
Retained earnings	160,152	148,012
Accumulated other comprehensive income	1,569	2,827
Treasury stock, at cost, 24,816 and 23,303 shares at December 31, 2014 and December 31, 2013, respectively	(176,020)	(163,840)

Total stockholders' equity	231,473	218,604

Total liabilities and stockholders' equity	$1,707,285	$527,327

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$12,140	$24,398	$25,689
Adjustments to reconcile net income to cash provided by operating activities:
Amortization & depreciation	22,944	17,116	16,734
Amortization of financing costs	2,035	1,793	1,485
Provision for bad debts	8,991	7,874	5,182
Impairment Loss	3,129	—	—
Loss on early extinguishment of debt	2,725	—	—
Stock-based compensation	8,876	5,078	6,655
Other non-cash items	337	—	—
Changes in operating assets and liabilities:
Settlement receivables	(5,156)	(8,793)	50,823
Other receivables, net	(12,256)	(13,335)	1,196
Inventory	(850)	(2,286)	134
Prepaid and other assets	904	(9,482)	(3,425)
Deferred income taxes	6,613	13,643	14,376
Settlement liabilities	(25,523)	(37,200)	40,530
Other current liabilities	(378)	5,528	(1,891)

Net cash provided by operating activities	24,531	4,334	157,488

Cash flows from investing activities
Acquisitions, net of cash acquired	(1,068,000)	—	—
Capital expenditures	(18,021)	(13,900)	(12,786)
Repayments under development agreements	276	—	—
Changes in restricted cash and cash equivalents	(102)	(90)	255

Net cash used in investing activities	(1,085,847)	(13,990)	(12,531)

Cash flows from financing activities
Repayments against old credit facility	(103,000)	(18,500)	(52,500)
Proceeds from long-term debt	1,200,000	—	—
Debt issuance costs	(52,735)	(764)	(676)
Proceeds from exercise of stock options	5,338	8,431	6,655
Purchase of treasury stock	(12,180)	(18,350)	(262)

Net cash provided by/(used in) financing activities	1,037,423	(29,183)	(46,783)

Effect of exchange rates on cash	(1,266)	73	(689)

Cash and cash equivalents
Net (decrease)/increase for the period	(25,159)	(38,766)	97,485
Balance, beginning of the period	114,254	153,020	55,535

Balance, end of the period	$89,095	$114,254	$153,020

Supplemental cash disclosures
Cash paid for interest	$59,274	$8,634	$15,494
Cash paid for income tax, net of refunds	$962	$711	$665
Supplemental non-cash disclosures
Non-cash tenant improvements paid by landlord	$—	$2,930	$—
Accrued and unpaid capital expenditures	$731	$1,073	$—
Accrued and unpaid contingent liability for NEWave acquisition	$2,463	$—	$—

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock— Series A
					Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total Equity
Balance, December 31, 2011	85,651	$86	$204,735	$97,925	$2,340	$(145,228)	$159,858

Net income	—	—	—	25,689	—	—	25,689
Foreign currency translation	—	—	—	—	218	—	218
Stock-based compensation expense	—	—	6,655	—	—	—	6,655
Exercise of options	1,726	1	6,600	—	—	—	6,601
Restricted share vesting withholdings	—	—	—	—	—	(262)	(262)
Restricted shares vested	168	—	—	—	—	—	—

Balance, December 31, 2012	87,545	87	217,990	123,614	2,558	(145,490)	198,759

Net income	—	—	—	24,398	—	—	24,398
Foreign currency translation	—	—	—	—	269	—	269
Stock-based compensation expense	—	—	5,078	—	—	—	5,078
Exercise of options	1,618	2	8,448	—	—	—	8,450
Treasury share repurchases	—	—	—	—	—	(18,241)	(18,241)
Restricted share vesting withholdings	—	—	—	—	—	(109)	(109)
Restricted shares vested	70	—	—	—	—	—	—

Balance, December 31, 2013	89,233	89	231,516	148,012	2,827	(163,840)	218,604

Net income	—	—	—	12,140	—	—	12,140
Foreign currency translation	—	—	—	—	(1,258)	—	(1,258)
Stock-based compensation expense	—	—	8,876	—	—	—	8,876
Exercise of options	971	1	5,290	—	—	—	5,291
Treasury share repurchases	—	—	—	—	—	(11,721)	(11,721)
Restricted share vesting withholdings	—	—	—	—	—	(459)	(459)
Restricted shares vested	201	—	—	—	—	—	—

Balance, December 31, 2014	90,405	$90	$245,682	$160,152	$1,569	$(176,020)	$231,473

See notes to consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

Global Cash Access Holdings, Inc. ("Holdings") is a holding company, the principal assets of which are the issued and outstanding capital stock of each of Global Cash Access, Inc. ("GCA") and Multimedia Games Holding Company, Inc. ("Multimedia Games"). Unless otherwise indicated, the terms the "Company," "we," "us" and "our" refer to Holdings together with its consolidated subsidiaries.

GCA is dedicated to providing integrated gaming payments solutions, video and mechanical reel gaming content and technology solutions, as well as compliance and efficiency software. The Company's Payments business provides: (a) access to cash at gaming facilities via Automated Teller Machine ("ATM") cash withdrawals, credit card cash access transactions, point-of-sale ("POS") debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and, (e) online payment processing solutions for gaming operators in States that offer intra-state, Internet-based gaming and lottery activities. The Company's Games business, under the Multimedia Games brand, provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including the award-winning TournEvent® slot tournament solution; and, (b) the central determinant system for the video lottery terminals ("VLTs") installed at racetracks in the State of New York.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

All intercompany transactions and balances have been eliminated in consolidation.

Business Combinations

We apply the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC 805"), "Business Combinations", in the accounting for acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are preliminary and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset over its estimated useful life. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquisition-related Costs

We recognize a liability for acquisition-related costs when the liability is incurred. Acquisition-related costs include financial advisory, legal and debt fees; accounting, consulting, and professional fees associated with due diligence, valuation and integration; severance; and other related costs and adjustments.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts related to our trade and other receivables and notes receivable that have been deemed to have a high risk of uncollectibility. Management reviews its accounts and notes receivable on a quarterly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in our customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of our allowance for doubtful accounts. In our overall allowance for doubtful accounts we include any receivable balances for which uncertainty exists as to whether the account balance has become uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance.

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

Inventory

We currently maintain separate inventories for our Payments and Games products. Our Payments related inventory primarily consists of parts as well as finished goods and work-in-progress and is stated at the lower of cost or market accounted for using the average cost method. Our Games related inventory primarily consists of component parts, completed player terminals and back-office computer equipment and is stated at fair value as a result of the Merger. However, our games segment historically accounted for inventory at lower of cost (first in, first out) or market. The cost of inventory includes cost of materials, labor, overhead and freight.

Property, Equipment and Leased Assets

Property, equipment and leased gaming equipment are stated at cost, less accumulated depreciation, computed using the straight-line method over the lesser of the estimated life of the related assets, generally three to five years, or the related lease term. Player terminals and related components and equipment are included in our rental pool. The rental pool can be further delineated as "rental pool—deployed," which consists of assets deployed at customer sites under participation arrangements, and "rental pool—

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

undeployed," which consists of assets held by us that are available for customer use. Rental pool—undeployed consists of both new units awaiting deployment to a customer site and previously deployed units currently back with us to be refurbished awaiting re-deployment. Routine maintenance of property, equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our consolidated statements of income and comprehensive income.

Property, equipment and leased gaming equipment are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset's carrying value. There was no material impairment for any of our property, equipment, or leasehold improvements for the years ended December 31, 2014, 2013 and 2012.

Development and Placement Fee Agreements

We enter into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to us, while funds provided under placement fee agreements are not reimbursed. In return, the facility dedicates a percentage of its floor space to placement of our player terminals, and we receive a fixed percentage of those player terminals' hold per day over the term of the agreement which is generally for 12 to 83 months. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of our guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable.

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative Step 0 assessment based on reviewing relevant events and circumstances; or a quantitative Step 1 assessment, which determines the fair value of the reporting unit, using an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, we use the Step 2 assessment to determine the impairment. Our reporting units are identified as operating segments or one level below an operating segment. Reporting units must: (a) engage in business activities from which they earn revenues and incur expenses; (b) have operating results that are regularly reviewed by our chief operating decision maker to ascertain the resources to be allocated to the segment and assess its performance; and (c) have discrete financial information available. As of December 31, 2014, our reporting units included: Cash Advance, ATM, Check Services, Games, Fully Integrated Kiosk Sales and Services, Central Credit, and Anti-Money Laundering

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and Tax Compliance Software. Our goodwill was not impaired for the years ended December 31, 2014, 2013 and 2012.

Other Intangible Assets

Other intangible assets consist primarily of: (a) customer contracts (rights to provide Payments and Games services to gaming establishment customers), developed technology, trade names and trademarks and contract rights acquired through business combinations; (b) capitalized software development costs; and (c) the acquisition cost of our patent related to the 3-in-1 rollover technology acquired in 2005. Customer contracts require us to make renewal assumptions, which impact the estimated useful lives of such assets. Capitalized software development costs require us to make certain judgments as to the stages of development and costs eligible for capitalization. Capitalized software costs placed in service are amortized over their useful lives, generally not to exceed five years. The acquisition cost of the 3-in-1 Rollover patent is being amortized over the term of the patent, which expires in 2018. We review intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or market price of the asset, a significant adverse change in legal factors or business climate that could affect the value of an asset, or a current period operating or cash flow loss combined with a history of operating or cash flow losses. We group intangible assets for impairment analysis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of intangible assets is measured by a comparison of the carrying amount of the asset to future, net cash flows expected to be generated by the asset, undiscounted and without interest. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the year ended December 31, 2014, we recognized $3.1 million of impairment on our other intangible assets. There was no impairment for any of our other intangible assets for the years ended December 31, 2013 and 2012.

Debt Issuance Costs

Debt issuance costs incurred in connection with long-term borrowings are capitalized and amortized to interest expense based upon the related debt agreements using the straight-line method, which approximates the effective interest method. Debt issuance costs are included in other assets on the consolidated balance sheets.

Original Issue Discounts

Original issue discounts incurred in connection with long-term borrowings are capitalized and amortized to interest expense based upon the related debt agreements using the straight-line method, which approximates the effective interest method. These amounts are recorded as contra-liabilities and included in long-term debt on the consolidated balance sheets.

Deferred Revenue

Deferred revenue represents amounts from the sale of fully integrated kiosks and related service contracts, anti-money laundering and tax compliance software, and gaming equipment and systems that have been billed, or for which notes receivable have been executed, but which transaction has not met our revenue recognition criteria. The cost of the fully integrated kiosks and related service contracts, anti-money

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

laundering and tax compliance software, and gaming equipment and systems is deferred and recorded at the time revenue is recognized. Amounts are classified between current and long-term liabilities, based upon the expected period in which the revenue will be recognized.

Revenue Recognition

Overall

We recognize revenue when evidence of an arrangement exists, services have been rendered or goods have been delivered, the price is fixed or determinable and collectability is reasonably assured. We evaluate our revenue streams for proper timing of revenue recognition.

Payments Revenues

Cash advance revenues are comprised of transaction fees assessed to gaming patrons in connection with credit card cash access and POS debit card transactions and are recognized at the time the transactions are authorized. Such fees are based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash access or POS debit card transaction amount.

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

Other revenues include amounts derived from the sale of cash access devices, such as the provision of certain professional services, software licensing, and certain other ancillary fees associated with the sale, installation and maintenance of those devices. In addition, other revenues consist of Central Credit revenues that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated. Also included in other revenues are revenues generated from ancillary marketing, database and Internet gaming activities.

Games Revenues

Games revenues are primarily generated by our gaming operations under development, placement, and participation arrangements in which we provide our customers with player terminals, player terminal-content licenses and back-office equipment, collectively referred to herein as leased gaming equipment. Under these arrangements, we retain ownership of the leased gaming equipment installed at customer facilities, and we receive revenue based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee based on the number of player terminals installed at the facility. Revenue from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Games revenues generated by player terminals deployed at sites under development or placement fee agreements is reduced by the accretion of contract rights acquired as part of those agreements. Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from such agreements, described under "Development and Placement Fee Agreements." The related amortization expense, or accretion of contract rights, is netted against our respective revenue category in the consolidated statements of operations and other comprehensive income.

We also generate games revenues from back-office fees with certain customers. Back-office fees cover the service and maintenance costs for back-office servers installed in each gaming facility to run our gaming equipment, as well as the cost of related software updates. Back-office fees are considered both realizable and earned at the end of each gaming day.

Equipment and Systems Revenues

We sell gaming equipment, fully integrated kiosks and gaming systems directly to our customers under independent sales contracts through normal credit terms, or may grant extended credit terms under contracts secured by the related equipment.

For sales arrangements with multiple deliverables, we apply the guidance from ASU No. 2009-13, "Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements." In addition, we apply the guidance from ASU No. 2009-14, "Software (Topic 985), Certain Revenue Arrangements that Include Software Elements," which affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifies what guidance should be used in allocating and measuring revenue.

The majority of our multiple element sales contracts are for some combination of gaming equipment, player terminals, content, system software, license fees, ancillary equipment and maintenance.

Revenue related to systems arrangements that contain both software and non-software deliverables requires allocation of the arrangement fee to the separate deliverables using the relative selling price method. Revenue for software deliverables is recognized under software revenue recognition guidance. Revenue resulting from the sale of non-software deliverables, such as gaming devices and other hardware, are accounted for based on other applicable revenue recognition guidance as the devices are tangible products containing both software and non-software components that function together to deliver the product's essential functionality.

In allocating the arrangement fees to separate deliverables, we evaluate whether we have vendor-specific objective evidence ("VSOE") of selling price, third party evidence ("TPE") or estimate of selling price ("ESP") for gaming devices, maintenance and product support fees and other revenue sources. We generally use ESP to determine the selling price used in the allocation of separate deliverables, as VSOE and TPE are generally not available. We determine the ESP on separate deliverables by estimating a margin typically received on such items and applying that margin to the product cost incurred.

Generally, player terminal sales include ancillary equipment, such as networking gear, bases, chairs, and occasionally signage, some of which may be necessary for the full functionality of the player terminals in a casino. This ancillary equipment comprises an install kit that is shipped simultaneously with the player terminals. Although our products are analyzed as multiple deliverable arrangements, revenue for the player terminal and ancillary equipment is not recognized until all elements essential for the functionality of the product have been shipped or delivered. This includes game theme software and essential ancillary

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

equipment. If elements that are not essential to the functionality of the player terminals are shipped after the unit, such as signage, chairs, or bases, these items would be classified as deferred revenue until shipped or delivered.

Cost of Revenues (exclusive of depreciation and amortization)

The cost of revenues (exclusive of depreciation and amortization) represents the direct costs required to perform revenue generating transactions. The principal costs included within cost of revenues (exclusive of depreciation and amortization) are commissions paid to gaming establishments, interchange fees paid to credit and debit card networks, transaction processing fees to our transaction processor, inventory and related costs associated with the sale of our fully integrated kiosks, electronic gaming machines and system sales, check cashing warranties, field service and network operations personnel.

Advertising, Marketing and Promotional Costs

We expense advertising, marketing and promotional costs as incurred. Total advertising, marketing and promotional costs, included in operating expenses in the consolidated statements of income and comprehensive income, were $1.1 million, $0.7 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Research and Development Costs

We conduct research and development activities primarily to develop new gaming systems, gaming engines, casino data management systems, casino central monitoring systems, video lottery outcome determination systems, gaming platforms, and gaming content and to add enhancements to our existing product lines. We believe our ability to deliver differentiated, appealing products and services to the marketplace is based in our research and development investments, and we expect to continue to make such investments in the future. These research and development costs consist primarily of salaries and benefits, consulting fees, game lab testing fees, and an allocation of corporate facilities costs related to these activities. Once the technological feasibility of a project has been established, it is transferred from research to development, and capitalization of development costs begins until the product is available for general release.

Research and development costs were $0.8 million for the year ended December 31, 2014. As research and development costs relate to our Games segment which was acquired in 2014, there were no material research and development costs for the years ended December 31, 2013 and 2012.

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Benefits Plan

We have a retirement savings plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code covering our employees. The 401(k) Plan allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, we match a percentage of these employee contributions. Expenses related to the matching portion of the contributions to the 401(k) Plan were $0.5 million, $0.5 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Fair Values of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

In determining fair value, we use a hierarchy that includes three levels which are based on the extent to which inputs used in measuring fair value are observable in the market. Level 1 indicates that the fair value is determined by using quoted prices in active markets for identical investments. Level 2 indicates that the fair value is determined using pricing inputs other than quoted prices in active markets such as models or other valuation methodologies. Level 3 indicates that the fair value is determined using pricing inputs that are unobservable for the investment and include situations where there is little, if any, market activity for the investment. Significant management estimates and judgment are used in the determination of the fair value of level 3 pricing inputs.

The carrying amount of cash and cash equivalents, settlement receivables, trade receivables, other receivables, settlement liabilities, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments. The fair value of our borrowings are estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity and similar instruments trading in more active markets.

As of December 31, 2014, the fair value of our long-term debt was considered to approximate the carrying amount of each instrument since the Merger occurred on December 19, 2014. As of December 31, 2013, the fair value of our Prior Credit Facility was approximately $104.0 million as compared to a carrying amount of $103.0 million using a Level 2 input.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

We have made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. The actual results may differ from these estimates. These accounting estimates incorporated into the consolidated financial statements include, but are not limited to:

•
the estimates and assumptions related to the preparation of the unaudited pro forma financial information contained herein;

•
the estimates and assumptions related to the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed of Multimedia Games as of the date of Merger and the acquisition of NEWave;

•
the estimated reserve for warranty expense associated with our check warranty receivables;

•
the valuation and recognition of share-based compensation;

•
the valuation allowance on our deferred income tax assets;

•
the estimated cash flows in assessing the recoverability of long-lived assets;

•
the estimates of future operating performance, weighted average cost of capital ("WACC") and growth rates as well as other factors used in our annual goodwill and other intangible assets impairment evaluations;

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

Share-Based Compensation

Share-based payment awards result in a cost that is measured at fair value on the award's grant date. Our time-based stock options, including our cliff vesting time-based awards, expected to be exercised currently, and in future periods, were measured at fair value on the grant date using the Black Scholes model. Our restricted stock awards expected to be vested currently, and in future periods, were measured at fair value based on the stock price on the grant date. The compensation expense is recognized on a straight-line basis over the awards' vesting periods.

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

Reclassification of Prior Year Balances

Reclassifications were made to the prior-period financial statements to conform to the current period presentation. We classified our balance sheet for short-term and long-term assets and liabilities as a result of the Merger.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In November 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-17, which provides guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The pronouncement was effective on November 18, 2014. There was no impact of the adoption of ASU No. 2014-17 as we do not apply push-down accounting to our acquired subsidiaries.

Recent Accounting Guidance Not Yet Adopted

In August 2014, the FASB issued ASU No. 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The pronouncement is effective for annual periods ending after December 15, 2016, and interim periods thereafter, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition". The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

judgments and estimates used in recognizing revenues from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within our Notes to Consolidated Financial Statements.

3. BUSINESS COMBINATIONS

We account for business combinations in accordance with the accounting standards, which require that the assets acquired and liabilities assumed be recorded at their estimated fair values.

NEWave, Inc.

In April 2014, we acquired all of the outstanding capital stock of NEWave, Inc., ("NEWave") for an aggregate purchase price of approximately $14.9 million, of which approximately $2.5 million is expected to be paid in April 2015. NEWave is a supplier of compliance, audit and data efficiency software to the gaming industry.

We have not provided the supplemental pro forma impact of the NEWave acquisition on the revenue and earnings of the combined entity as if the acquisition date had been January 1, 2013, and the amount of revenue and earnings derived from NEWave have not been presented on a supplemental basis as such amounts are not material for the twelve months ended December 31, 2014 and 2013, respectively.

Multimedia Games Holding Company, Inc.

On December 19, 2014, Holdings completed its acquisition of Multimedia Games. Pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2014 (the "Merger Agreement"), by and among Holdings, Movie Merger Sub, Inc., a wholly owned subsidiary of Holdings ("Merger Sub"), and Multimedia Games, Merger Sub merged with and into Multimedia Games, with Multimedia Games continuing as the surviving corporation (the "Merger"). In the Merger, Multimedia Games became a wholly owned subsidiary of Holdings. Also, as a result of the Merger, each outstanding share of common stock, par value $0.01 per share, of Multimedia Games, other than shares held by Holdings, Multimedia Games, Merger Sub or their respective subsidiaries, was cancelled and converted into the right to receive $36.50 in cash, without interest ("Merger Consideration"), together with the acceleration and full vesting of Multimedia equity awards, (collectively, the "Total Merger Consideration").

Multimedia Games designs, manufactures and supplies gaming machines and systems to commercial and Native American casino operators as well as select lottery operators and commercial bingo facility operators. Multimedia Games' revenue is generated from the operation of gaming machines in revenue sharing or lease arrangements and from the sale of gaming machines and systems that feature proprietary game themes.

Our combination with Multimedia Games creates a provider of Payments and Games solutions for our gaming establishment customers. The business combination provides us with: (a) growth opportunities, (b) enhanced scale, diversification and margins, and (c) the ability to increase profitability through cost synergies.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS (Continued)

The total purchase consideration for Multimedia Games was as follows (in thousands, except per share amounts):

Amount
Purchase consideration
Total purchase price for Multimedia Games common stock (29,948 shares at $36.50 per share)	$1,093,105
Payment in respect to Multimedia Games outstanding equity awards	56,284

Total merger consideration	1,149,389
Repayments of Multimedia Games debt and other obligations	25,065
Less: Multimedia Games outstanding cash at acquisition date	(118,299)

Total purchase consideration	$1,056,155

The Merger was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The excess of the purchase price over those fair values was recorded as goodwill, none of which is deductible for tax purposes. The goodwill recognized is attributable primarily to the income potential from Multimedia Games penetrating into the Class III commercial casino market, the assembled workforce of Multimedia Games and expected synergies.

The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of Multimedia's assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as the Company finalizes its fair value analysis. The significant items for which a final fair value has not been determined as of the filing of this Annual Report on Form 10-K include accrued liabilities, the valuation and estimated useful lives of tangible and intangible assets and deferred income taxes. We expect to complete our fair value determinations no later than the fourth quarter of 2015. We do not expect our fair value determinations to materially change; however, there may be differences compared to those amounts at December 31, 2014 as we finalize our fair value analysis.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS (Continued)

The information below reflects the preliminary purchase price allocation (in thousands):

Amount
Purchase price allocation
Current assets	$68,548
Property, equipment and leasehold improvements, net	87,283
Goodwill	669,542
Other intangible assets, net	403,300
Other receivables, non-current	5,030
Other assets, long-term	3,392
Deferred tax asset, non-current	22,287

Total assets	1,259,382

Current liabilities	44,291
Deferred tax liability, non-current	158,418
Other accrued expenses and liabilities	518

Total liabilities	203,227

Net assets acquired	$1,056,155

Trade receivables acquired of $24.7 million were considered to be collectible and therefore the carrying amounts were considered to approximate fair value. Inventory acquired of $16.5 million was fair valued based on model-based valuations for which inputs and value drivers were observable.

The following table summarizes acquired tangible assets (in thousands):

	Useful Life (years)	Estimated Fair Value
Property, Equipment and Leased Assets
Gaming equipment	2 - 4	$78,201
Leasehold and building improvements	Lease Term	2,105
Machinery and equipment	3 - 5	4,126
Other	2 - 7	2,851

Total property, equipment and leased assets		$87,283

The fair value of property, equipment and leased assets was determined using the cost approach as the primary approach for valuing the majority of the personal property. The market approach was used to estimate the value of vehicles. The income approach was used to quantify any economic obsolescence that may be present in the personal property. No economic obsolescence adjustments were made to the personal property, as the business enterprise valuation indicated sufficient cash flows to support the values established through the cost and market approaches.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS (Continued)

The following table summarizes acquired intangible assets (in thousands):

	Useful Life (years)	Estimated Fair Value
Other intangible assets
Tradenames and trademarks	3 - 7	$14,800
Computer software	3 - 5	3,755
Developed technology	2 - 6	139,645
Customer relationships	8 - 12	231,100
Contract rights	1 - 7	14,000

Total other intangible assets		$403,300

The fair values of trade names and trademarks and developed technology were determined by applying the income approach utilizing the relief from royalty methodology. The fair value of customer relationships was determined by applying the income approach utilizing the excess earnings methodology. The fair value of contract rights was considered to approximate the carrying amount based on contractual obligations associated with these other intangible assets. The discount rates utilized to estimate the fair value of these other intangible assets ranged from 10.0% to 11.0%.

GCA and Multimedia Games had different fiscal year ends. Accordingly, the unaudited pro forma condensed combined statements of income for the year ended December 31, 2014 combined historical GCA consolidated statement of income for its year ended December 31, 2014 with historical Multimedia Games consolidated statement of operations for its year ended September 30, 2014, giving effect to the Merger as if it had occurred on January 1, 2013. The unaudited pro forma condensed combined statements of income for the year ended December 31, 2013 combined historical GCA consolidated statement of income for its year ended December 31, 2013 with historical Multimedia Games consolidated statement of operations for its year ended September 30, 2013, giving effect to the Merger as if it had occurred on January 1, 2013.

The unaudited pro forma condensed combined financial information does not purport to represent the results of operations of GCA that would have actually resulted had the Merger been completed as of the dates indicated, nor should the information be taken as indicative of the future results of operations or financial position of the combined company. The unaudited pro forma condensed combined financial statements do not reflect the impacts of any potential operational efficiencies, cost savings or economies of scale that GCA may achieve with respect to the combined operations of GCA and Multimedia Games. The unaudited pro forma amounts include the historical operating results of the Company and Multimedia Games prior to the Merger, with adjustments directly attributable to the Merger. The unaudited pro forma results include increases to depreciation and amortization expense based on the purchased intangible assets and the step-up in basis associated with tangible assets acquired and increases to interest expense, related to debt issued to fund the Merger. Also reflected in the year ended December 31, 2014 are adjustments for the impact of acquisition-related costs and other costs as a result of the Merger of $27.4 million. There were no acquisition-related costs incurred for the year ended December 31, 2013. All adjustments utilized an effective federal statutory tax rate of 35.0%.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS (Continued)

The following table reflects selected financial data from the unaudited pro forma consolidated financial information assuming the Merger occurred as of January 1, 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Unaudited pro forma results of operations (in thousands, except per share amounts)
Revenues	$800,732	$771,810
Net (loss)	(5,083)	(7,003)
Basic loss per share	(0.08)	(0.11)
Diluted loss per share	(0.08)	(0.10)

The financial results for Multimedia Games included in the consolidated statements of operations since the acquisition date of December 19, 2014 reflected revenues of approximately $7.4 million and net loss of approximately $3.0 million, including acquisition-related costs of $1.3 million.

Through December 31, 2014, we expensed approximately $10.7 million of costs related to the acquisition of Multimedia Games for financial advisory services, financing related fees, accounting and legal fees and other transaction-related expenses and are included in the consolidated statements of income and comprehensive income within operating expenses. These costs do not include any costs related to additional site consolidation or rationalization that we might consider following the closing of the Merger.

4. ATM FUNDING AGREEMENTS

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

In June 2012, we amended the Contract Cash Solutions Agreement with Wells Fargo to increase the maximum amount of cash to be provided to us from $400.0 million to $500.0 million, and the initial term of the Contract Cash Solutions Agreement has been extended from November 30, 2013 until November 30, 2015. The outstanding balances of ATM cash utilized by us from Wells Fargo were $396.3 million and $427.1 million as of December 31, 2014 and 2013, respectively.

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ATM FUNDING AGREEMENTS (Continued)

Cash usage fees, reflected as interest expense within the consolidated statements of income and comprehensive income, were $2.3 million, $2.2 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We are responsible for any losses of cash in the ATMs under our agreement with Wells Fargo and we self-insure for this risk. We incurred no material losses related to this self-insurance for the years ended December 31, 2014 and 2013.

Site-Funded ATMs

We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities in the accompanying consolidated balance sheets and was $69.3 million and $68.9 million as of December 31, 2014 and 2013, respectively.

5. TRADE RECEIVABLES

Trade receivables represent short-term credit granted to customers for which collateral is generally not required. The balance of trade receivables consists of outstanding balances owed to us by gaming establishments. The balance of trade receivables consisted of the following (in thousands):

	At December 31,
	2014	2013
Trade receivables, net
Games trade receivables	$28,270	$—
Kiosk trade receivables	5,247	8,262
Warranty and other trade receivables	4,180	3,396

Total trade receivables, net	$37,697	$11,658

The material balance of the allowance for doubtful accounts for trade receivables is from warranty receivables. On a monthly basis, we evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the consolidated statements of income and comprehensive income.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. TRADE RECEIVABLES (Continued)

A summary activity of the reserve for warranty losses is as follows (in thousands):

Amount
Balance, December 31, 2011	$6,756
Warranty expense provision	5,226
Charge offs against reserve	(5,074)

Balance, December 31, 2012	$6,908
Warranty expense provision	7,874
Charge offs against reserve	(12,005)

Balance, December 31, 2013	2,777
Warranty expense provision	9,029
Charge offs against reserve	(9,022)

Balance, December 31, 2014	$2,784

6. OTHER RECEIVABLES

Other receivables includes the balance of notes and loans receivable on our gaming and fully integrated kiosk products as well as income taxes receivable and other miscellaneous receivables. The balance of other receivables consisted of the following (in thousands):

	At December 31,
	2014	2013
Other receivables
Notes and loans receivable, net of discount of $853 and $0, respectively	$13,939	$3,249
Federal and state income tax receivable	15,092	16
Other	706	2,039

Total other receivables	29,737	5,304
Less: Notes and loans receivable, non-current	9,184	699

Total other receivables, current portion	$20,553	$4,605

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements. The notes receivable from development agreements balance includes a development agreement with the Chickasaw Nation for the Winstar Casino expansion entered into on November 19, 2012.

On July 17, 2014, Multimedia Games entered into an agreement with Bee Caves Games, Inc. ("Bee Caves Games") under which Multimedia Games agreed to make a loan pursuant to a secured promissory note in the amount of $4.5 million. In association with the promissory note, Multimedia Games received warrants to purchase Bee Caves Games common stock, and recorded a discount to the note for the fair value of the warrants received. The note, which bears interest at 7%, requires interest only payments for the first 24 months followed by repayments of principal and interest in 48 equal monthly installments.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PREPAID AND OTHER ASSETS

Prepaid and other assets include the balance of prepaid expenses, deposits, debt issuance costs and other assets. The short-term portion of these assets is included in prepaid and other assets and the long-term portion is included in other assets, non-current.

The balance of prepaid and other assets consisted of the following (in thousands):

	At December 31,
	2014	2013
Prepaid expenses and other assets
Prepaid expenses	$7,163	$7,679
Deposits	8,781	6,260
Other	3,044	2,735

Total prepaid expenses and other assets	$18,988	$16,674

The balance of other assets, non-current consisted of the following (in thousands):

	At December 31,
	2014	2013
Other assets, non-current
Debt issuance costs	$41,109	$4,081
Prepaid expenses and deposits, non-current	3,956	1,320
Other	5,878	4,985

Total other assets non-current	$50,943	$10,386

8. INVENTORY

We currently maintain separate inventories for our Payments and Games products. Our Payments related inventory primarily consists of parts as well as finished goods and work-in-progress and is stated at the lower of cost or market accounted for using the average cost method. Our Games related inventory primarily consists of component parts, completed player terminals and back-office computer equipment and is stated at fair value based as a result of the Merger. However, our Games segment historically accounted for inventory at lower of cost (first in, first out) or market. The cost of inventory includes cost of materials, labor, overhead and freight.

Inventory consisted of the following (in thousands):

	At December 31,
	2014	2013
Inventory
Raw materials and component parts, net of reserves of $22 and $50, respectively	$21,151	$7,147
Work in progress	803	1,504
Finished goods	5,209	762

Total inventory	$27,163	$9,413

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DEVELOPMENT AND PLACEMENT FEE AGREEMENTS

We enter into development and placement fee agreements to provide financing for new gaming facilities or for the expansion or improvement of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to us, while funding under placement fee agreements is not reimbursed. In return for the fees under the agreements, the facility dedicates a percentage of its floor space for the placement of our EGMs over the term of the agreement, which is generally for 12 to 83 months, and we receive a fixed percentage or flat fee of those machines' hold per day. Certain of the agreements contain EGM performance standards that could allow the facility to reduce a portion of our guaranteed floor space.

In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The development agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the gaming facility. In the past we have, and in the future, we may, by mutual agreement, amend these contracts to reduce our floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

On November 19, 2012, Multimedia Games entered into a development agreement with the Chickasaw Nation to assist with the expansion of the Winstar World Casino. As part of this agreement, Multimedia Games received the right to 150 unit placements for a period of 68 months in exchange for a payment of $6.5 million. The payment was made in two equal installments in November 2012 and January 2013.

On March 7, 2013, Multimedia Games paid a placement fee of approximately $2.0 million to the Chickasaw Nation to extend the placement of 201 units in six casino locations across Oklahoma for an additional term of 50 months.

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances during the period ended December 31, 2014 that required an impairment charge to the carrying value of intangible assets recorded in connection with these agreements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. PROPERTY, EQUIPMENT AND LEASED ASSETS

Property, equipment and leased assets consist of the following (amounts in thousands):

		At December 31, 2014			At December 31, 2013
	Useful Life (years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, equipment and leased assets
Rental pool—deployed	2 - 4	$70,295	$876	$69,419	$—	$—	$—
Rental pool—undeployed	2 - 4	10,562	151	10,411	—	—	—
ATM equipment	5	23,572	16,543	7,029	28,394	22,011	6,383
Office, computer and other equipment	3	15,238	8,848	6,390	11,729	5,408	6,321
Leasehold and building improvements	Lease Term	6,289	895	5,394	6,362	1,268	5,094
Machinery and equipment	3 - 5	3,395	34	3,361	—	—	—
Cash advance equipment	3	3,372	1,873	1,499	3,178	2,266	912
Other	2 - 5	2,772	189	2,583	—	—	—

Total		$135,495	$29,410	$106,085	$49,663	$30,953	$18,710

11. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Cash Advance	ATM	Check Services	Games	Other	Total
Goodwill
Balance, December 31, 2012	$100,937	$33,051	$23,281	$—	$22,872	$180,141
Foreign translation adjustment	(57)	—	—	—	—	(57)

Balance, December 31, 2013	$100,880	$33,051	$23,281	$—	$22,872	$180,084

Goodwill acquired during the year	—	—	—	669,452	8,439	677,891
Foreign translation adjustment	(62)	—	—	—	—	(62)

Balance, December 31, 2014	$100,818	$33,051	$23,281	$669,452	$31,311	$857,913

In accordance with ASC 350, we test goodwill at the reporting unit level, which in certain cases may be a component of an operating segment, for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our goodwill was not impaired as of December 31, 2014 and December 31, 2013 based upon the results of our testing.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Goodwill Testing

In performing the 2014 annual impairment test, we utilized the two-step approach prescribed under ASC 350. The first step required a comparison of the carrying value of each reporting unit to its estimated fair value. To estimate the fair value of our reporting units for Step 1, we used a combination of the income approach and the market approach. The income approach is based on a discounted cash flow analysis, or DCF method. This method involves estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value ("DCF"), using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent budget and for years beyond the budget. Our budgets are based on estimated future growth rates. We believe our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted average cost of capital, or WACC, of market participants relative to each respective reporting unit. The market approach considers comparable market data based on multiples of revenue or earnings before taxes, depreciation and amortization ("EBITDA").

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

Key assumptions used in estimating fair value under the discounted cash flow approach included a discount rate of: (a) 11.0% for the Cash Advance, ATM, Check Services and Central Credit reporting units; (b) 11.5% for the Fully Integrated Kiosk Sales and Services reporting unit; and (c) 15.5%, for the Anti-Money Laundering and Tax Compliance Software reporting unit. In addition, projected compound average revenue growth rates of 0.0% to 4.0% and terminal value growth rates of 1.0% to 2.5% were used in the analyses. The discounted cash flow analyses for our reporting units included estimated future cash inflows from operations and estimated future cash outflows for capital expenditures.

Key assumptions used in estimating fair value under the market approach were based on observed market multiples of enterprise value to revenue and EBITDA for both comparable publicly traded companies and recent merger and acquisition transactions involving similar companies to estimate appropriate controlling basis multiples to apply to each of the reporting units. Based on the multiples implied by this market data, we selected multiples of revenue of 0.0 to 5.2 times and multiples of EBITDA of 6.2 to 8.6 times.

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

11. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing or earlier, if an indicator of an impairment is present before our next annual evaluation.

We conducted our annual impairment test for our reporting units during the fourth quarter of 2014 and 2013 and no impairment was identified.

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

		At December 31, 2014			At December 31, 2013
	Useful Life (years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intangible assets
Contract rights under development and placement fee agreements	1 - 7	$14,000	$301	$13,699	$—	$—	$—
Customer contracts	7 - 14	43,938	29,931	14,007	39,142	25,670	13,472
Customer relationships	8 - 12	231,100	733	230,367	—	—	—
Developed technology	2 - 6	140,289	1,571	138,718	—	—	—
Computer software	1 - 5	34,128	13,033	21,095	26,386	13,069	13,317
Patents, trademarks and other	1 - 17	27,856	8,957	18,899	12,423	7,677	4,746

Total		$491,311	$54,526	$436,785	$77,951	$46,416	$31,535

In the fourth quarter 2014, we evaluated our other intangible assets for potential impairment as part of our review process. Our online payment processing intangible assets were identified for further testing. We determined that these definite-lived intangible assets were potentially impaired primarily due to a combination of the following factors: (a) legislative constraints at the state and federal level; (b) significant changes in management; and (c) lower than anticipated operating results.

These definite-lived intangible assets were evaluated using an undiscounted cash flow approach to determine if an impairment existed. As impairment was indicated based on the undiscounted cash flow approach, we discounted the cash flows and applied probability factors to calculate the resulting fair values and compared to the existing carrying value to determine the amount of impairment. The amount of impairment was approximately $3.1 million. The revised cost basis of $1.6 million for our online payment processing intangible asset will be amortized over an estimated remaining useful life of three years. These assets have been valued using level 3 fair value inputs.

Amortization expense related to other intangible assets totaled approximately $14.2 million, $9.6 million and $9.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. We capitalized and placed into service $8.2 million, $5.1 million and $0.7 million of software development costs for the years ended December 31, 2014, 2013 and 2012, respectively.

The total net book value of amortizable intangible assets was approximately $436.8 million at December 31, 2014. The total net book value of amortizable intangible assets was approximately $31.5 million at December 31, 2013.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in thousands):

Amount
Anticipated amortization expense
2015	$91,651
2016	85,757
2017	47,522
2018	36,559
2019	35,392
Thereafter	139,904

Total	$436,785

12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents our accounts payable and accrued expenses (amounts in thousands):

	At December 31,
	2014	2013
Accounts payable and accrued expenses
Trade accounts payable	$48,962	$35,662
Payroll and related expenses	10,889	4,758
Cash access processing and related expenses	4,414	4,300
Deferred and unearned revenues	8,016	4,270
Accrued taxes	3,195	1,024
Accrued interest	3,387	208
Other	25,805	3,379

Total accounts payable and accrued expenses	$104,668	$53,601

13. LONG-TERM DEBT

The following table summarizes our indebtedness at December 31, (in thousands):

	At December 31,
	2014	2013
Long-term debt
Senior credit facility	$—	$103,000
Senior secured term loan	500,000	—
Senior secured notes	350,000	—
Senior unsecured notes	350,000	—

Total debt	1,200,000	103,000
Less: original issue discount	(11,213)	—

Total debt after discount	1,188,787	103,000
Less: current portion of long-term debt	(10,000)	(1,030)

Long-term debt, less current portion	$1,178,787	$101,970

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. LONG-TERM DEBT (Continued)

On December 19, 2014 and in connection with the Merger, we refinanced all of our indebtedness outstanding under the Prior Credit Facilities with proceeds from the Credit Facilities and the Notes.

Credit Facilities

On December 19, 2014, GCA, as borrower, and Holdings entered into a credit agreement among GCA, Holdings, Bank of America, N.A. as administrative agent, collateral agent, swing line lender and letter of credit issuer; Deutsche Bank Securities Inc., as syndication agent; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities, Inc. as joint lead arrangers and joint book managers (the "Credit Agreement"). The Credit Agreement provides for a $50.0 million five-year Revolving Credit Facility that matures in 2019 and a $500.0 million six-year Term Loan that matures in 2020. The fees associated with the Credit Facilities included discounts of approximately $7.5 million and debt issuance costs of approximately $13.9 million. All borrowings under the Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default and compliance with representations and warranties.

The interest rate per annum applicable to the Revolving Credit Facility is, at GCA's option, the base rate or LIBOR plus, in each case, an applicable margin. The interest rate per annum applicable to the Term Loan is also, at GCA's option, the base rate or LIBOR plus, in each case, an applicable margin. LIBOR will be reset at the beginning of each selected interest period based on the LIBOR rate then in effect; provided that, with respect to the Revolving Credit Facility, if LIBOR is below zero, then such rate will be equal to zero plus the applicable margin, and, with respect to the Term Loan, if LIBOR is below 1.0%, then such rate will be equal to 1.0% plus the applicable margin. The base rate is a fluctuating interest rate equal to the highest of (a) the prime lending rate announced by the administrative agent, (b) the federal funds effective rate from time to time plus 0.50%, and (c) LIBOR (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%. The applicable margins of 4.75% and 5.25% for the Revolving Credit Facility and Term Loan, respectively, are subject to adjustment based on our consolidated secured leverage ratio.

Voluntary prepayments of the term loan and the revolving loans and voluntary reductions in the unused commitments are permitted in whole or in part, in minimum amounts as set forth in the Credit Agreement governing the Credit Facilities, with prior notice but without premium or penalty, except that certain refinancing transactions of the Term Loan within twelve months after the closing of the Credit Facilities will be subject to a prepayment premium of 1.00% of the principal amount repaid.

Subject to certain exceptions, the obligations under the Credit Facilities are secured by substantially all of the present and after acquired assets of each of GCA, Holdings and the subsidiary guarantors (the "Collateral") including: (a) a perfected first priority pledge of all the capital stock of GCA and each domestic direct, wholly owned material restricted subsidiary held by Holdings, GCA or any such subsidiary guarantor; and (b) a perfected first priority security interest in substantially all other tangible and intangible assets of Holdings, GCA, and such subsidiary guarantors (including, but not limited to, accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing). Subject to certain exceptions, the Credit Facilities are unconditionally guaranteed by Holdings and such subsidiary guarantors and Multimedia Games and its material domestic subsidiaries.

The Credit Agreement governing the Credit Facilities contains certain covenants that, among other things, limit Holdings' ability, and the ability of certain of its subsidiaries, to incur additional indebtedness; sell

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. LONG-TERM DEBT (Continued)

assets or consolidate or merge with or into other companies; pay dividends or repurchase or redeem capital stock; make certain investments; issue capital stock of subsidiaries; incur liens; prepay, redeem or repurchase subordinated debt; and enter into certain types of transactions with our affiliates. The Credit Agreement governing the Credit Facilities also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio as well as an annual excess cash flow requirement.

Events of default under the Credit Agreement governing the Credit Facilities include customary events such as a cross-default provision with respect to other material debt (which includes the Notes). In addition, an event of default will occur if Holdings undergoes a change of control. This is defined to include the case where Holdings ceases to own 100% of the equity interests of GCA, or where any person or group acquires a percentage of the economic or voting interests of Holdings' capital stock of 35% or more (determined on a fully diluted basis), or where a majority of the board of directors of Holdings ceases to consist of persons who are directors of Holdings on the closing date of the Credit Facilities or other directors whose nomination for election to the board of directors of GCA was recommended by a majority of the then continuing directors.

At December 31, 2014, we had approximately $500.0 million of borrowings outstanding under the Term Loan and $50.0 million of additional borrowing availability under the Revolving Credit Facility, based upon borrowing base calculations as of such date. We were in compliance with the terms of the Credit Facilities as of December 31, 2014.

Senior Notes

At December 31, 2014, we had two series of outstanding notes: (a) $350.0 million aggregate principal amount of 7.75% Senior Secured Notes due 2021 (the "Secured Notes"), and (b) $350.0 million aggregate principal amount of 10.00% Senior Unsecured Notes due 2022 (the "Unsecured Notes").

On December 19, 2014, we issued the Secured Notes at an initial offering price of 100% and the Unsecured Notes at an initial offering price of 98.921%. Our net proceeds from the sale of the Notes were approximately $680.0 million after deducting discounts of approximately $3.8 million and commissions of approximately $16.2 million and before deducting any other fees and expenses related to the Notes offering. Other fees and expenses included additional debt issuance costs associated with the Notes of approximately $11.2 million.

The Secured Notes are senior secured obligations of the Company, equally and ratably secured with the Company's obligations under the Credit Facilities. The Secured Notes rank equally with the Company's existing and future senior debt and senior to the Company's existing and future senior subordinated debt. The Unsecured Notes are senior unsecured obligations of the Company, and rank equally with the Company's existing and future senior debt and senior to the Company's existing and future senior subordinated debt. The Secured Notes are guaranteed on a senior secured basis by Holdings and all of its material domestic subsidiaries (other than GCA) and the Unsecured Notes are guaranteed on a senior unsecured basis by Holdings and all of its material domestic subsidiaries (other than GCA).

The indentures governing the Notes contain certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, consummate certain asset sales, effect a

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. LONG-TERM DEBT (Continued)

consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all of our assets, or create certain liens and other encumbrances on our assets.

The indentures governing the Notes contain events of default customary for agreements of their type (with customary grace periods, as applicable) and provide that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to Holdings or GCA, all outstanding notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 25% in principal amount of the then outstanding Secured Notes or Unsecured Notes, as applicable, may declare all such notes to be due and payable immediately.

At the closing of the offering of the Notes, the Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement. Under the terms of the purchase agreement, during a one year period following the closing and upon prior notice from the initial purchasers, the Company must use commercially reasonable efforts to aid the purchasers in the resale of the Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein.

In connection with the issuance of the Unsecured Notes, the Company entered into a registration rights agreement pursuant to which the Company agreed, for the benefit of the holders of the Unsecured Notes, to file with the Securities and Exchange Commission (the "SEC"), and use its commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the Unsecured Notes for an issue of SEC-registered notes (the "Exchange Notes") with terms identical to the Unsecured Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below). Under certain circumstances, including if applicable interpretations of the staff of the SEC do not permit the Company to effect the exchange offer, the Company and the guarantors must use their commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the Unsecured Notes and to keep that shelf registration statement effective until the first anniversary of the date such shelf registration statement becomes effective, or such shorter period that will terminate when all Unsecured Notes covered by the shelf registration statement have been sold. The obligation to complete the exchange offer and/or file a shelf registration statement will terminate on the second anniversary of the date of the Registration Rights Agreement. If the exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) on or before December 19, 2015, the annual interest rate borne by the Unsecured Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter until the exchange offer is completed or the shelf registration statement is declared effective, at which time the interest rate will revert to the original interest rate on the date the Unsecured Notes were originally issued.

We were in compliance with the covenants of the Notes as of December 31, 2014.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. LONG-TERM DEBT (Continued)

Principal Repayments

The maturities of our borrowings at December 31, 2014 are as follows (in thousands):

Amount
Maturities of borrowings
2015	$10,000
2016	10,000
2017	10,000
2018	10,000
2019	10,000
Thereafter	1,150,000

Total	$1,200,000

14. COMMITMENTS AND CONTINGENCIES

Lease Obligations

We lease office facilities and operating equipment under cancelable and non-cancelable agreements. Total rent expense was approximately $1.9 million, $1.8 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In October 2012, we entered into a long-term lease agreement related to office space for our new corporate headquarters located in Las Vegas, Nevada, which we occupied in the first half of 2013.

In September 2014, the long-term lease agreement for office space in Austin, Texas, was extended through March 2021.

As of December 31, 2014, the minimum aggregate rental commitment under all non-cancelable operating leases were as follows (in thousands):

Amount
Minimum aggregate rental commitments
2015	$3,392
2016	3,125
2017	2,626
2018	2,440
2019	2,452
Thereafter	5,829

Total	$19,864

Litigation Claims and Assessments

Multimedia Games Shareholder Litigation

In connection with the Merger, certain actions were filed by putative shareholders of Multimedia Games in the United States District Court for the Western District of Texas (the "Texas Federal Action") and the

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

District Court of Travis County, Texas (the "Texas State Court Action"). In both the Texas Federal Action and the Texas State Court Action, plaintiffs alleged that Multimedia Games' directors breached their fiduciary duties to Multimedia Games and/or its shareholders because, among other things, the Merger allegedly involved an unfair price, an inadequate sales process, self-dealing and unreasonable deal protection devices. The complaints further alleged that Holdings and its formerly wholly owned merger subsidiary, Movie Merger Sub, Inc., aided and abetted those purported breaches of fiduciary duty. On November 20, 2014, the defendants in the Texas Federal Action reached an agreement in principle with the plaintiffs in the Texas Federal Action regarding settlement of all claims asserted on behalf of the alleged class of Multimedia Games shareholders and on behalf of Multimedia Games, and that agreement is reflected in a memorandum of understanding. In connection with the settlement contemplated by the memorandum of understanding, Multimedia Games agreed to make certain additional disclosures in its proxy statement related to the Merger, which disclosure Multimedia Games made in a Current Report on Form 8-K filed on November 21, 2014. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement.

The stipulation of settlement will be subject to customary conditions, including court approval. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the United States District Court for the Western District of Texas will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is approved by the court in the form contemplated by the parties, it will resolve and release all claims in the Texas Federal Action that were or could have been brought challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith, including in Multimedia Games' definitive proxy statement, pursuant to terms that will be disclosed to shareholders prior to final approval of the settlement. In addition, in connection with the settlement, the defendants in the Texas Federal Action agreed not to oppose an application by plaintiffs in the Texas Federal Action for an attorneys' fee award from the United States District Court for the Western District of Texas of up to $310,000, which fee has been paid by Holdings. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the United States District Court for the Western District of Texas will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

The Texas State Court Action remains pending as of March 16, 2015, the date these consolidated financial statements were issued.

Alabama Litigation

The Company is currently involved in two lawsuits, as further described below, related to Multimedia Games' former charity bingo operations in the State of Alabama, neither of which it believes are material from a damages perspective. The lawsuits are currently pending in federal court, and include claims related to the alleged illegality of electronic charity bingo in the State of Alabama.

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against Multimedia Games and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that Multimedia Games participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs, and the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

prior to the filing of the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs requested that the court certify the action as a class action. On March 29, 2013, the court entered an order granting the plaintiffs' motion for class certification. On April 12, 2013, the defendants jointly filed a petition with the Eleventh Circuit Court of Appeals seeking permission to appeal the court's ruling on class certification. On June 18, 2013, the Eleventh Circuit Court of Appeals entered an order granting the petition to appeal. Following briefing and oral argument, on April 2, 2014, the Eleventh Circuit Court of Appeals entered an order reversing the district court's ruling on class certification and remanding the case to the district court. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, Multimedia Games and other manufacturers were added as defendants. The plaintiffs, who claim to have been patrons of White Hall, allege that Multimedia Games participated in gambling operations that violated Alabama state law by supplying to White Hall purportedly unlawful electronic bingo machines played by the plaintiffs, and the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the filing of the complaint under Ala. Code, Sec 8-1-150(A). The plaintiffs requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama, Northern Division. The court has not ruled on the plaintiffs' motion for class certification. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.

We are subject to other claims and suits that arise from time to time in the ordinary course of business, including those discussed above. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

15. SHAREHOLDERS' EQUITY

Preferred Stock.    Our amended and restated certificate of incorporation allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2014, we had no shares of preferred stock outstanding.

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

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHAREHOLDERS' EQUITY (Continued)

There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of December 31, 2014, we had 90,405,450 shares of common stock issued.

Common Stock Repurchase Program.    Our share repurchase program granted us the authority to repurchase up to $40.0 million of our outstanding common stock over a two-year period, which commenced in the first quarter of 2013 and expired at the end of the fourth quarter of 2014. We repurchased approximately 1.5 million shares of common stock for cash of approximately $11.7 million under the share repurchase program for the year ended December 31, 2014. We repurchased approximately 2.6 million shares of common stock for cash of approximately $18.2 million under the share repurchase program for the year ended December 31, 2013. We completed the share repurchases with cash on hand. The repurchase program authorized us to buy our common stock from time to time through open market, privately negotiated or other transactions, including pursuant to trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Exchange Act, or by a combination of such methods.

Treasury Stock.    Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 55,502 and 14,901 shares of common stock at an aggregate purchase price of $0.5 million and $0.1 million, for the years ended December 31, 2014 and 2013, respectively, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.

The following table provides the treasury stock activity that occurred in 2014 (number of shares and cost in thousands):

	Total Number of Shares Purchased or Withheld (in thousands)	Average Price Purchased or Withheld (per share)	Cost of Shares Purchased or Withheld (in thousands)
Outstanding, December 31, 2013	23,303	$7.03	$163,840
Shares repurchased under current plan	1,458	$8.04	11,721
Shares withheld from restricted stock vesting	55	$8.35	459

Outstanding, December 31, 2014	24,816	$7.09	$176,020

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. WEIGHTED AVERAGE SHARES OF COMMON STOCK

The weighted average number of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	At December 31,
	2014	2013	2012
Weighted average shares
Weighted average number of common shares outstanding—basic	65,780	66,014	65,933
Potential dilution from equity grants(1)	1,083	1,191	1,404

Weighted average number of common shares outstanding—diluted	66,863	67,205	67,337

(1)
The potential dilution excludes the weighted average effect of stock options to acquire 7.6 million, 5.9 million and 5.1 million shares of our common stock at December 31, 2014, 2013 and 2012, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

17. SHARE-BASED COMPENSATION

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

In May 2014, we adopted the 2014 Equity Incentive Plan (the "2014 Plan") to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and thus to promote the success of our business. The 2014 Plan is administered by our Compensation Committee. The administrator of the 2014 Plan has the authority to select individuals who are to receive options or other equity incentive awards under the 2014 Plan and to specify the terms and conditions of grants of options or other equity incentive awards, the vesting provisions, the term and the exercise price.

Generally, our time-based stock options granted under the 2005 Plan (other than those granted to non-employee directors) will vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest in equal portions over the following 36 months, such that all shares are vested after four years.

Generally, our time-based stock options and restricted stock granted under the 2014 Plan will vest at a rate of 25% per year on each of the first four yearly anniversaries of the option grant dates.

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

17. SHARE-BASED COMPENSATION (Continued)

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

As part of the Merger Agreement, each option to purchase shares of Multimedia Games common stock granted after September 8, 2014, was converted into a new award covering shares of Holdings common stock using a customary exchange ratio. These options will vest at a rate of 25% per year on each of the first four yearly anniversaries of the option grant dates. A summary of award activity is as follows (in thousands):

	Stock Options Granted	Restricted Stock Granted
Outstanding, December 31, 2013	8,872	404

Additional authorized shares	—	—
Granted	5,523	342
Merger conversion	1,095	—
Exercised options or vested shares	(971)	(201)
Canceled or forfeited	(893)	(105)

Outstanding, December 31, 2014	13,626	440

The maximum number of shares available for future equity awards under the 2014 Plan is approximately 11.9 million shares of our common stock; and there are no shares available for future equity awards under the 2005 Plan.

Stock Options

The fair value of options was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1%	1%	1%
Expected life of options (in years)	4	4	6
Expected volatility	54%	61%	62%
Expected dividend yield	0%	0%	0%

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SHARE-BASED COMPENSATION (Continued)

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

The fair value of the converted options related to the Merger was recalculated upon consummation of the acquisition and it was determined that the original fair value approximated the value upon conversion and was still applicable and will continue to amortize to stock compensation expense over the remaining life of the award.

The following tables present the options activity:

	Number of Common Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Life Remaining (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2013	8,872	$7.54	5.9	$27,301

Granted	5,523	7.54
Merger conversion	1,095	6.43
Exercised	(971)	5.43
Canceled or forfeited	(893)	6.89

Outstanding, December 31, 2014	13,626	$7.64	6.5	$9,148

Vested and expected to vest, December 31, 2014	12,358	$7.65	6.2	$8,689

Exercisable, December 31, 2014	6,771	$8.00	3.7	$6,246

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SHARE-BASED COMPENSATION (Continued)

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding (000's)	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Number Exercisable (000's)	Weighted Average Exercise Price
$—	$5.99	2,418	6.0	$4.46	2,047	$4.33
6.00	8.99	9,008	7.8	7.34	2,531	7.17
9.00	12.99	1,007	2.9	9.99	1,000	9.99
13.00	13.99	783	0.1	13.98	783	13.98
14.00	14.99	160	1.4	14.22	160	14.22
15.00	15.99	125	1.4	15.16	125	15.16
16.00	18.99	125	1.5	16.63	125	16.63

		13,626			6,771

There were 6.6 million, 1.2 million and 2.4 million options granted for the years ended December 31, 2014, 2013 and 2012, respectively. Of the 6.6 million options granted, 1.1 million options were converted as part of the Merger. The weighted average grant date fair value per share of the options granted was $3.20, $3.31 and $2.93 for the years ended December 31, 2014, 2013 and 2012, respectively. The total intrinsic value of options exercised was $2.8 million, $4.6 million and $6.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

There was $15.4 million in unrecognized compensation expense related to options expected to vest as of December 31, 2014. This cost was expected to be recognized on a straight-line basis over a weighted average period of 3.1 years. We received $5.3 million in proceeds from the exercise of options and recorded $7.6 million in non-cash compensation expense related to options granted that were expected to vest for the year ended and as of December 31, 2014.

We recorded $4.4 million and $6.2 million in non-cash compensation expense related to options granted that were expected to vest as of December 31, 2013 and 2012, respectively. We received $8.4 million and $6.7 million in cash from the exercise of options for the years ended December 31, 2013 and 2012, respectively.

Restricted Stock

The following is a summary of non-vested share awards for our time-based restricted shares:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)
Outstanding, December 31, 2013	404	$7.05

Granted	342	7.12
Vested	(201)	7.11
Forfeited	(105)	6.91

Outstanding, December 31, 2014	440	$7.11

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SHARE-BASED COMPENSATION (Continued)

There were 0.3 million, 0.4 million and 0.1 million shares of restricted stock granted for the years ended December 31, 2014, 2013 and 2012, respectively. The weighted average grant date fair value per share of restricted stock granted was $7.12, $7.09 and $6.80 for the years ended December 31, 2014, 2013 and 2012. The total fair value of restricted stock vested was $1.4 million, $0.7 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

There was $3.0 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest as of December 31, 2014 and is expected to be recognized on a straight-line basis over a weighted average period of 3.3 years. There were 0.2 million shares, 0.1 million shares and 0.2 million shares of restricted stock that vested and we recorded $1.2 million, $0.7 million and $0.4 million in non-cash compensation expense related to the restricted stock granted that was expected to vest during 2014, 2013 and 2012, respectively.

18. INCOME TAXES

The following presents consolidated income before tax for domestic and foreign operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Consolidated income before tax
Domestic	$13,870	$35,473	$39,280
Foreign	6,431	3,412	1,183

Total	$20,301	$38,885	$40,463

The income tax provision attributable to income from operations before tax consists of the following components (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax provision
Domestic	$6,637	$13,626	$14,358
Foreign	1,524	861	416

Total income tax provision	$8,161	$14,487	$14,774

Income tax provision components
Current	$1,598	$844	$430
Deferred	6,563	13,643	14,344

Total income tax provision	$8,161	$14,487	$14,774

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

A reconciliation of the federal statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Income tax reconciliation
Federal statutory rate	35.0%	35.0%	35.0%
Foreign provision	(3.6)%	(1.0)%	(0.4)%
State/province income tax	0.9%	1.3%	1.7%
Non-deductible compensation cost	0.7%	1.1%	0.2%
Non-deductible acquisition cost	5.9%	0.0%	0.0%
Change in valuation allowance	(0.9)%	0.2%	1.0%
Adjustment to carrying value	1.9%	0.3%	(2.2)%
Foreign dividends and IRC Sec. 956 inclusions, net of foreign tax deduction	(0.1)%	0.1%	1.1%
Non-deductible expenses and other items	0.4%	0.3%	0.1%

Effective tax rate	40.2%	37.3%	36.5%

The major tax-effected components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Deferred income tax assets related to:
Intangibles	$—	$44,845	$63,899
Net operating losses	64,357	37,333	32,171
Stock compensation expense	8,841	7,066	6,775
Accounts receivable allowances	1,613	1,703	1,968
Accrued and prepaid expenses	7,917	1,331	1,279
Long-term debt	290	348	—
Other	373	406	367
Tax credits	5,146	—	—
Property, equipment and leased assets	—	333	312
Valuation allowance	(2,319)	(1,379)	(1,307)

Total deferred income tax assets	86,218	91,986	105,464

Deferred income tax liabilities related to:
Property, equipment and leased assets	23,785	—	—
Intangibles	109,103	—	—
Other	1,072	942	800

Total deferred income tax liabilities	133,960	$942	$800

Deferred income taxes, net	$(47,742)	$91,044	$104,664

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefit at the beginning of the period
Gross increases—tax positions in prior period	$—	$—	$—
Gross decreases—tax positions in prior period	—	—	—
Gross increases—tax positions in current period	729	—	—
Settlements	—	—	—

Unrecognized tax benefit at the end of the period	$729	$—	$—

For all of our investments in foreign subsidiaries, except for GCA (Macau), deferred taxes have not been provided on unrepatriated foreign earnings. Unrepatriated earnings were approximately $11.7 million as of December 31, 2014. These earnings were considered permanently reinvested, as it was management's intention to reinvest foreign earnings in foreign operations. We project sufficient cash flow in the U.S. and we do not need to repatriate these foreign earnings to finance U.S. operations.

As a result of certain realization requirements under the accounting guidance on share-based payments, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting at December 31, 2014, 2013 and 2012, respectively. Equity will be increased by $4.4 million if, and when, such deferred tax assets are ultimately realized. We use the accounting guidance on income taxes ordering for purposes of determining when excess tax benefits have been realized.

We had $179.9 million, or $63.0 million tax-effected, of accumulated federal net operating losses as of December 31, 2014. The net operating losses can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2025.

We had tax-effected state net operating loss carry forwards of approximately $5.9 million as of December 31, 2014. The state net operating loss carry forwards will expire between 2015 and 2033. The determination and utilization of these state net operating loss carry forwards are dependent upon apportionment percentages and other respective state laws, which can change from year to year. As of December 31, 2014, $1.6 million of our valuation allowance related to certain state net operating loss carry forwards which are expected to expire before utilization, due to shorter carry forward periods and decreased apportionment percentages in those states. The remaining valuation allowance of $0.7 million related to foreign net operating losses.

We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic statutory tax rate of 36.3%, this results in tax payments being approximately $19.0 million less than the annual provision for income taxes

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. INCOME TAXES (Continued)

shown on the income statement for financial accounting purposes, or the amount of the annual provision, if less. There is an expected aggregate of $82.3 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations. We believe that it is more likely than not that we will be able to utilize our deferred tax asset. However, the utilization of this tax asset is subject to many factors including, but not limited to, a change of control of the Company and future earnings.

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As part of the Merger, the Company recorded $0.7 million of unrecognized tax benefits. Other than the unrecognized tax benefit related to the Merger, we believe that our income tax filing positions and deductions will be sustained upon audit and we do not anticipate any other adjustments that will result in a material change to our financial position. We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expense.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We have a number of federal and state income tax years still open for examination as a result of our net operating loss carry forwards. Accordingly, we are subject to examination for both U.S. federal and a few state tax returns for the years 2005 to present. For the remaining state, local and foreign jurisdictions, with few exceptions, we are no longer subject to examination by tax authorities for years before 2011.

19. RELATED PARTY TRANSACTIONS

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

20. SEGMENT INFORMATION

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

We operate in the following business segments: (1) Cash Advance, (2) ATM, (3) Check Services, (4) Games and (5) Other. Each of these segments is monitored by our management for performance

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. SEGMENT INFORMATION (Continued)

against its internal forecast and is consistent with our internal management reporting. The Games segment is currently being evaluated as we have not yet determined what our management will review to assess the performance of the newly acquired Multimedia Games business. The Other segment consists of certain lines of business, none of which exceeds the established materiality for segment reporting, which includes: Kiosk Sales, Kiosk Parts and Services, Central Credit reporting services, compliance, audit and data services and our online payment processing solution, among others.

We do not allocate depreciation and amortization expenses to the business segments. Certain corporate overhead expenses have been allocated to the segments for identifiable items related to such segments or based on a reasonable methodology.

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

Major customers.    For the years ended December 31, 2014, 2013 and 2012, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 28%, 33% and 34% of our total revenue in 2014, 2013 and 2012, respectively.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

The following tables present segment information (in thousands):

	For and At the Year Ended December 31,
	2014	2013	2012
Revenues
Cash advance	$233,950	$231,134	$227,517
ATM	281,469	286,049	303,159
Check services	21,118	21,611	25,401
Gaming	7,406	—	—
Other	49,110	43,650	28,409
Corporate	—	—	—

Total revenues	$593,053	$582,444	$584,486

Operating income
Cash advance	$63,565	$60,977	$63,785
ATM	24,934	25,347	32,333
Check services	10,812	12,365	13,930
Gaming	2,151
Other	22,107	19,631	14,457
Corporate	(89,787)	(69,170)	(68,523)

Total operating income	$33,782	$49,150	$55,982

Total assets
Cash advance	$166,922	$145,939
ATM	73,961	69,627
Check services	28,445	30,930
Gaming	1,242,822	—
Other	75,411	56,946
Corporate	119,724	223,885

Total assets	$1,707,285	$527,327

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited selected quarterly results of operations are as follows (in thousands, except for per share amounts):

	Quarter
	First	Second	Third	Fourth(1)	Year
2014
Revenues	$150,571	$144,946	$145,481	$152,055	$593,053
Operating income	13,013	9,622	10,771	376	33,782
Net income (loss)	7,489	4,724	5,676	(5,749)	12,140
Net income
Basic earnings per share	$0.11	$0.07	$0.09	$(0.09)	$0.18
Diluted earnings per share	$0.11	$0.07	$0.09	$(0.09)	$0.18
Weighted average common shares outstanding
Basic	65,910	65,970	65,589	65,608	65,780
Diluted	67,370	67,087	66,747	66,397	66,863
2013
Revenues	$146,822	$149,065	$146,101	$140,456	$582,444
Operating income	12,901	13,633	11,420	11,196	49,150
Net income	6,136	6,776	5,782	5,704	24,398
Net income
Basic earnings per share	$0.09	$0.10	$0.09	$0.09	$0.37
Diluted earnings per share	$0.09	$0.10	$0.09	$0.08	$0.36
Weighted average common shares outstanding
Basic	66,697	66,116	65,525	65,730	66,014
Diluted	67,882	66,993	66,630	67,394	67,205

(1)
Our fourth quarter results of operations include the operating results of Multimedia Games as well as the costs related to the Merger.

22. SUBSEQUENT EVENTS

Gain Contingency Settlement

On January 14, 2014, we filed a complaint against certain defendants alleging conspiracy in restraint of competition regarding interchange fees, monopolization by defendants in the relevant market, and attempted monopolization of the defendants in the relevant market. We demanded a trial by jury of all issues so triable. The defendants filed a motion to dismiss on March 13, 2014. A settlement agreement was made as of January 16, 2015 and on January 22, 2015 the settlement agreement was executed and delivered for which we received $14.4 million in cash and recorded the settlement proceeds in the first quarter of 2015.

Item 9.    Changes in and Disagreements with Accountants.

None.

Item 9A.    Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2014 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Management's Report of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP").

Our internal control over financial reporting includes those policies and procedures that:

(a)
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(b)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(c)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitation, our internal control systems and procedures may not prevent or detect misstatements. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 31, 2014 as stated in their attestation report which is included herein. We completed the Merger with Multimedia Games in December of 2014, which has not been fully integrated into our internal control framework. Multimedia Games was excluded from our evaluation on the effectiveness of internal control over financial reporting. This exclusion is in accordance with the SEC's general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Multimedia Games constituted approximately 72% of our total assets as of December 31, 2014 and 1% of total revenues for the year then ended.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2014

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Cash Access Holdings, Inc.
Las Vegas, NV

We have audited the internal control over financial reporting of Global Cash Access Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Multimedia Games Holding Company, Inc. ("Multimedia Games"), which was acquired on December 19, 2014 and whose financial statements constitute 72% of total assets and 1% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Multimedia Games. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, NV
March 16, 2015

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information regarding our directors, executive officers and corporate governance set forth in our Definitive Proxy Statement in connection with the 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement"), which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2014, under the captions "Proposal 1—Election of Class I Director," "Executive Officers" and "Board and Corporate Governance Matters" is incorporated herein by reference.

The information required by Item 405 of Regulation S-K set forth in our 2015 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

The information required by 10A-3(d) of the Exchange Act set forth in our 2015 Proxy Statement under the caption "Board and Corporate Governance Matters" is incorporated herein by reference.

The information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the 2015 Proxy Statement.

We have adopted a Code of Business Conduct and Ethics that is designed to qualify as a "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The Code of Business Conduct and Ethics is available on our website at www.gcainc.com. To the extent required by law, any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics will be promptly disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

Item 11.    Executive Compensation.

The information set forth in our 2015 Proxy Statement under the captions "Executive Compensation," "—Director Compensation" and "Report of Compensation Committee" is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth in our 2015 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information set forth in our 2015 Proxy Statement under the captions "Transactions with Related Persons" and "—Director Independence" is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The information set forth in our 2015 Proxy Statement under the caption "—Audit and Non-Audit Fees" is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

1.
Financial Statements

  2.
  Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable or the required information is included in the consolidated financial statements or notes thereto.

  3.
  See Item 15(b)

(b)
Exhibits:

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of September 8, 2014, by and among Global Cash Access Holdings, Inc., Movie Merger Sub, Inc. and Multimedia Games Holding Company, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on September 8, 2014).
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-123514) filed with the SEC on May 26, 2005).
3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on April 30, 2009).
3.3	Amended and Restated Bylaws (effective as of July 31, 2014) (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2014).
4.1
Indenture, dated as of December 19, 2014, between Movie Escrow, Inc. (a former wholly owned subsidiary of Global Cash Access, Inc.), as issuer, and Deutsche Bank Trust Company Americas, as collateral agent and trustee, related to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 22, 2014).
4.2
Supplemental Indenture, dated as of December 19, 2014, among Global Cash Access, Inc., as issuer, Global Cash Access Holdings, Inc., as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent and trustee, related to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on December 22, 2014).

Exhibit Number	Exhibit Description
4.3	Indenture, dated as of December 19, 2014, between Movie Escrow, Inc. (a former wholly owned subsidiary of Global Cash Access, Inc.), as issuer, and Deutsche Bank Trust Company Americas, as trustee, related to the 10.00% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed with the SEC on December 22, 2014).
4.4
Supplemental Indenture, dated as of December 19, 2014, among Global Cash Access, Inc., as issuer, Global Cash Access Holdings, Inc., as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, related to the 10.00% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed with the SEC on December 22, 2014).
4.5
Registration Rights Agreement, dated as of December 19, 2014, among Movie Escrow, Inc. (and, by a joinder agreement, Global Cash Access, Inc., Global Cash Access Holdings, Inc., as a guarantor and the subsidiary guarantors party thereto) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers listed therein, related to the 10.00% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.5 of the Registrant's Current Report on Form 8-K filed with the SEC on December 22, 2014).
10.1
Purchase Agreement, dated as of December 17, 2014, among Movie Escrow, Inc. (a former wholly owned subsidiary of Global Cash Access, Inc.), as issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers listed therein (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 22, 2014).
10.2
Security Agreement, dated as of December 19, 2014, among Global Cash Access, Inc., as issuer, Global Cash Access Holdings, Inc., as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent, related to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on December 22, 2014).
10.3
Credit Agreement, dated as of December 19, 2014, among Global Cash Access, Inc., Global Cash Access Holdings, Inc., Bank of America, N.A. as administrative agent, collateral agent, swing line lender and letter of credit issuer; Deutsche Bank Securities Inc., as syndication agent; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities, Inc. as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on December 22, 2014).
10.4
Security Agreement, dated December 19, 2014, among Global Cash Access, Inc., Global Cash Access Holdings, Inc., as a guarantor, the subsidiary guarantors party thereto, and Bank of America, N.A., as collateral agent, related to the Credit Agreement (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed with the SEC on December 22, 2014).
10.5
Guaranty, dated December 19, 2014, by Global Cash Access Holdings, Inc., as a guarantor, and the subsidiary guarantors party thereto, in favor of the lenders party from time to time to the Credit Agreement and Bank of America, N.A., as administrative agent. (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed with the SEC on December 22, 2014).

Exhibit Number	Exhibit Description
10.6	Patent Purchase and License Agreement, dated as of March 22, 2005, by and between Global Cash Access, Inc. and USA Payments, Inc. (incorporated by reference to Exhibit 10.28 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-123514) filed with the SEC on March 22, 2005).
+10.7
Processing Services Agreement, dated as of August 21, 2009, between Global Cash Access, Inc., and TSYS Acquiring Solutions, LLC (effective July 1, 2009) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 24, 2009).
+10.8
Second Amendment to Processing Services Agreement, dated as of December 27, 2011, between Global Cash Access, Inc. and TSYS Acquiring Solutions, LLC (incorporated by reference to Exhibit 10.57 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 12, 2012).
+10.9
Contract Cash Solutions Agreement, dated November 12, 2010, between Global Cash Access, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.52 of the Registrant's Annual Report on Form 10-K/A filed with the SEC on April 11, 2011).
10.10
Second Amendment to Contract Cash Solutions Agreement, dated June 4, 2012, between Global Cash Access, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 7, 2012).
10.11
Third Amendment to Contract Cash Solutions Agreement, dated November 4, 2013, between Global Cash Access, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed November 5, 2013).
+10.12
Fee Letter, dated November 12, 2010, between Global Cash Access, Inc. and Wells Fargo Bank, N.A regarding the Contract Cash Solutions Agreement, dated November 12, 2010 (incorporated by reference to Exhibit 10.53 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 14, 2011).
+10.13
Sponsorship Agreement, dated February 11, 2011, between Global Cash Access, Inc. and American State Bank (incorporated by reference to Exhibit 10.54 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 14, 2011).
10.14
Professional Services Agreement, dated as of March 10, 2004, between TSYS and Global Cash Access, L.L.C. (incorporated by reference to Exhibit 10.11 of the Registration Statement of Global Cash Access, Inc. on Form S-4 (File No. 333-117218) filed with the SEC on July 8, 2004).
10.15
Amended and Restated Software License Agreement, dated as of March 10, 2004, between TSYS and Global Cash Access, L.L.C. (incorporated by reference to Exhibit 10.10 of the Registration Statement of Global Cash Access, Inc. on Form S-4 (File No. 333-117218) filed with the SEC on July 8, 2004).
+10.16
Amendment to Professional Services Agreement, Amended and Restated Software License Agreement, and Transending Services Agreement, dated as of August 21, 2009, between Global Cash Access, Inc. and TSYS Acquiring Solutions, LLC (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on August 24, 2009).

Exhibit Number	Exhibit Description
†10.17	Global Cash Access Holdings, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K of Global Cash Access, Inc. filed with the SEC on March 10, 2005).
†10.18
Form of Stock Option Award for Performance Price Vesting under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).
†10.19
Form of Stock Option Award for Cliff Vesting under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).
†10.20
Form of Stock Option Award for Non-Employee Directors under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).
†10.21
Form of Stock Option Award for Executives under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).
†10.22
Form of Stock Option Award for Employees under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).
†10.23	Global Cash Access Holdings, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).
†10.24	Form of Stock Option Agreement under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).
†10.25
Form of Stock Option Award for Non-Employee Directors under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).
†10.26
Form of Stock Option Award for Executives under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).
†10.27
Form of Stock Option Award for Employees under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).
†10.28
Form of Indemnification Agreement between Global Cash Access Holdings, Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-123514) filed March 22, 2005).
†10.29	Employment Agreement with Ram V. Chary (effective January 27, 2014) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 28, 2014).
†10.30
Amendment No.1 to Employment Agreement with Ram V. Chary (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2014).

Exhibit Number	Exhibit Description
†10.31	Form of Stock Option Agreement for Ram V. Chary (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on January 28, 2014).
†10.32	Form of Indemnification Agreement for Ram V. Chary (incorporated by reference to Exhibit 10.3of the Registrant's Current Report on Form 8-K filed with the SEC on January 28, 2014).
†10.33
Employment Agreement with Randy L. Taylor (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2014).
*†10.34	Employment Agreement with Juliet A. Lim (effective as of August 5, 2014).
†10.35
Employment Agreement with David Lucchese (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2014).
†10.36	Employment Agreement with Edward Peters (effective January 15, 2015) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 22, 2015).
†10.37
Form of Notice of Stock Option Award and Stock Option Award Agreement for Michael Rumbolz (effective August 30, 2010) (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on September 2, 2010).
†10.38
Amended and Restated Employment Agreement with David Lopez (effective March 29, 2013) (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2013).
†10.39	Form of Stock Option Agreement for David Lopez (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed August 7, 2012).
†10.40	Form of Restricted Stock Agreement for David Lopez (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed August 7, 2012).
†10.41	Agreement with Mary E. Higgins (effective September 14, 2010) (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on September 2, 2010).
†10.42
Amendment to Employment Agreement with Mary E. Higgins (effective March 29, 2013) (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2013).
†10.43
Form of Notice of Stock Option Award and Stock Option Award Agreement for Mary E. Higgins (effective September 14, 2010) (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on September 2, 2010).
†10.44	Employment Agreement with Robert Myhre (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2014).
†10.45	Form of Stock Option Agreement for Robert Myhre (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed November 7, 2012).
†10.46	Form of Restricted Stock Agreement for Robert Myhre (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed November 7, 2012).

Exhibit Number	Exhibit Description
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Deloitte & Touche LLP.
*24.1	Power of Attorney (see the signature page).
*31.1
Certification of Chief Executive Officer of Global Cash Access Holdings, Inc. in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2
Certification of Chief Financial Officer of Global Cash Access Holdings, Inc. in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32
Certification of the Chief Executive Officer and Chief Financial Officer of Global Cash Access Holdings, Inc. in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Filed herewith.

**
Furnished herewith.

†
Management contracts or compensatory plans or arrangements.

+
Certain confidential information contained in this exhibit was omitted. This exhibit has been filed separately with the Secretary of the SEC without the redaction pursuant to Confidential Treatment Request under Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CASH ACCESS HOLDINGS, INC.
By:	/s/ RAM V. CHARY Ram V. Chary President and Chief Executive Officer (Principal Executive Officer)

Dated: March 16, 2015

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

Signature	Title	Date

/s/ RAM V. CHARY Ram V. Chary	President and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2015
/s/ RANDY L. TAYLOR Randy L. Taylor	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 16, 2015
/s/ RONALD V. CONGEMI Ronald V. Congemi	Director	March 16, 2015
/s/ C. MICHAEL RUMBOLZ C. Michael Rumbolz	Director	March 16, 2015
/s/ E. MILES KILBURN E. Miles Kilburn	Director	March 16, 2015

Signature	Title	Date

/s/ GEOFFREY P. JUDGE Geoffrey P. Judge	Director	March 16, 2015
/s/ FRED C. ENLOW Fred C. Enlow	Director	March 16, 2015