Form 10-Q
period 2015-03-31
Global Cash Access Holdings, Inc.
filed 2015-05-08
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission File Number: 001 — 32622

GLOBAL CASH ACCESS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-0723270
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7250 S. TENAYA WAY, SUITE 100
LAS VEGAS, NEVADA	89113
(Address of principal executive offices)	(Zip Code)

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

As of April 17, 2015, there were 65,797,947 shares of the Registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Revenues	$207,473	$150,571

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	127,023	113,238
Operating expenses	15,841	20,039
Research and Development	5,436	-
Depreciation	10,377	1,927
Amortization	20,655	2,354

Total costs and expenses	179,332	137,558

Operating income	28,141	13,013

Other expenses
Interest expense, net of interest income	25,655	1,546

Total other expenses	25,655	1,546

Income from operations before tax	2,486	11,467

Income tax provision	2,017	3,978

Net income	469	7,489

Foreign currency translation	(873)	1

Comprehensive (loss) income	$(404)	$7,490

Earnings per share
Basic	$0.01	$0.11
Diluted	$0.01	$0.11

Weighted average common shares outstanding
Basic	65,623	65,910
Diluted	66,492	67,370

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	At March 31,	At December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$145,013	$89,095
Settlement receivables	29,787	43,288
Trade receivables, net of allowances for doubtful accounts of $2.7 million and $2.8 million at March 31, 2015 and December 31, 2014, respectively	39,220	37,697
Other receivables	20,392	20,553
Inventory	23,050	27,163
Prepaid expenses and other assets	18,889	18,988
Deferred tax asset	9,590	9,591
Total current assets	285,941	246,375

Non-current assets
Property, equipment and leasehold improvements, net	102,759	106,085
Goodwill	857,856	857,913
Other intangible assets, net	420,103	436,785
Other receivables, non-current	8,593	9,184
Other assets, non-current	50,012	50,943
Total non-current assets	1,439,323	1,460,910
Total assets	$1,725,264	$1,707,285

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Settlement liabilities	$141,649	$119,157
Accounts payable and accrued expenses	113,543	104,668
Current portion of long-term debt	10,000	10,000
Total current liabilities	265,192	233,825

Non-current liabilities
Deferred tax liability, non-current	59,101	57,333
Long-term debt, less current portion	1,161,731	1,178,787
Other accrued expenses and liabilities	5,381	5,867
Total non-current liabilities	1,226,213	1,241,987
Total liabilities	1,491,405	1,475,812

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, $0.001 par value, 500,000 shares authorized and 90,610 and 90,405 shares issued at March 31, 2015 and December 31, 2014, respectively	91	90
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at March 31, 2015 and December 31, 2014, respectively	-	-
Additional paid-in capital	248,491	245,682
Retained earnings	160,621	160,152
Accumulated other comprehensive income	696	1,569
Treasury stock, at cost, 24,819 and 24,816 shares at March 31, 2015 and December 31, 2014, respectively	(176,040)	(176,020)
Total stockholders’ equity	233,859	231,473

Total liabilities and stockholders’ equity	$1,725,264	$1,707,285

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities
Net income	$469	$7,489
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and Amortization	31,032	4,281
Amortization of financing costs	2,072	471
Loss/(gain) on sale or disposal of assets	2	124
Accretion of contract rights	2,104	-
Provision for bad debts	2,266	2,014
Stock-based compensation	1,793	2,057
Other non-cash items	231	-
Changes in operating assets and liabilities:
Trade and other receivables	(4,716)	(1,008)
Settlement receivables	13,208	8,285
Inventory	4,155	(1,835)
Prepaid and other assets	(547)	(1,357)
Deferred income taxes	1,769	3,033
Settlement liabilities	22,765	54,904
Other liabilities	9,213	8,139
Net cash provided by operating activities	85,816	86,597

Cash flows from investing activities
Capital expenditures	(12,616)	(3,025)
Proceeds from sale of fixed assets	1	192
Advances under development agreements	(1,255)	-
Repayments under development agreements	1,217	-
Changes in restricted cash and cash equivalents	59	(46)
Net cash used in investing activities	(12,594)	(2,879)

Cash flows from financing activities
Repayments against prior credit facility	-	(3,000)
Repayments of credit facility	(17,500)	-
Debt issuance costs	(252)	-
Proceeds from exercise of stock options	1,048	2,440
Purchase of treasury stock	(20)	(2,767)
Net cash used in financing activities	(16,724)	(3,327)

Effect of exchange rates on cash	(580)	(79)

Cash and cash equivalents
Net increase for the period	55,918	80,312
Balance, beginning of the period	89,095	114,254

Balance, end of the period	$145,013	$194,566

Supplemental cash disclosures
Cash paid for interest	$13,162	$1,690
Cash paid for income tax, net of refunds	$712	$303

Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$1,173	$2,233
Transfer of leased gaming equipment to inventory	$1,395	$-

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BUSINESS

Overview

Global Cash Access Holdings, Inc. (“Holdings”) is a holding company, the assets of which are the issued and outstanding capital stock of each of Global Cash Access, Inc. (“GCA”) and Multimedia Games Holding Company, Inc. (“Multimedia”). Unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” refer to Holdings together with its consolidated subsidiaries.

GCA is dedicated to providing video and mechanical reel gaming content and technology solutions, integrated gaming payments solutions and compliance and efficiency software. The Company’s Games business provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including the award winning TournEvent® slot tournament solution; and (b) the central determinant system for the video lottery terminals (“VLTs”) installed at racetracks in the State of New York. The Company’s Payments business provides: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in States that offer intra state, Internet-based gaming and lottery activities.

2.              BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the full fiscal year.  The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

There have been no changes to our basis of presentation and significant accounting policies since the most recent filing of our Annual Report on Form 10-K, except for the following:

Cost of Revenues (exclusive of depreciation and amortization)

The cost of revenues (exclusive of depreciation and amortization) represents the direct costs required to perform revenue generating transactions. The principal costs included within cost of revenues (exclusive of depreciation and amortization) are field service and network operations personnel, those direct costs related to the inventory sold for electronic gaming machines (“EGMs”), fully integrated kiosks and system sales, commissions paid to gaming establishments, interchange fees paid to credit and debit card networks and transaction processing fees to our transaction processor.

Research and Development Costs

We conduct research and development activities primarily to develop and enhance our Games and Payments platforms, as well as game content and features. We believe our ability to deliver differentiated, appealing products and services to the marketplace is based in part on our research and development investments, and we expect to continue to make such investments in the future. These research and development costs consist primarily of salaries and benefits, consulting fees, and game lab testing fees. Once the technological feasibility of a project has been established, it is transferred from research to development, and capitalization of development costs continues until the product is available for general release.

Advertising, Marketing and Promotional Costs

We expense advertising, marketing and promotional costs as incurred. Total advertising, marketing and promotional costs, included in operating expenses in the Condensed Consolidated Statements of Income and Comprehensive Income, were $0.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

Fair Values of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

In determining fair value, we use a hierarchy that includes three levels which are based on the extent to which inputs used in measuring fair value are observable in the market. Level 1 indicates that the fair value is determined by using quoted prices in active markets for identical investments. Level 2 indicates that the fair value is determined using observable pricing inputs other than quoted prices in active markets such as models or other valuation methodologies. Level 3 indicates that the fair value is determined using pricing inputs that are unobservable for the investment and include situations where there is little, if any, market activity for the investment. Significant management estimates and judgment are used in the determination of the fair value of level 3 pricing inputs.

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

The following table presents the fair value and carrying value of our long-term debt as of March 31, 2015 (amounts in thousands):

	Level of Hierarchy	Fair Value	Carrying Amount

Term loan	1	$497,500	$497,500
Senior secured notes	3	$340,025	$335,000
Senior unsecured notes	3	$326,375	$350,000

The senior secured and senior unsecured notes were both fair valued using a Level 3 input by evaluating the trading activities of similar debt instruments as there was no market activity as of March 31, 2015.

At December 31, 2014, the fair value of our long-term debt was considered to approximate the carrying amount as our acquisition of Multimedia occurred on December 19, 2014, for which our long-term debt was incurred.

Business Segments

During the first quarter of 2015, we changed our organizational structure as part of our transformation to a Games and Payments company providing solutions to the gaming industry. As a result, information that our chief operating decision-making group regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in the first quarter of 2015, we are reporting our financial performance based on our new segments described in “Note 18 – Segment Information”. We have presented prior period amounts to conform to the way we now internally manage and monitor segment performance beginning in 2015. This change had no impact on our condensed consolidated financial statements.

Recent Accounting Guidance

Recent Accounting Guidance Not Yet Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, which provides guidance to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The pronouncement is effective for annual periods ending after December 15, 2015, and interim periods within those fiscal years, and early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

In January 2015, the FASB issued ASU No. 2015-01, which requires that an entity separately classify, present and disclose extraordinary events and transactions. The pronouncement is effective for annual periods ending after December 15, 2015. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The pronouncement is effective for annual periods ending after December 15, 2016, and interim periods thereafter, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” and supersedes ASC Topic 605, “Revenue Recognition”. The guidance replaces industry specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within our Notes to the Condensed Consolidated Financial Statements.

3. BUSINESS COMBINATIONS

Multimedia Games Holding Company, Inc.

On December 19, 2014, Holdings completed its acquisition of Multimedia. Pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2014 (the “Merger Agreement”), by and among Holdings, Movie Merger Sub, Inc., a wholly owned subsidiary of Holdings (“Merger Sub”), and Multimedia, Merger Sub merged with and into Multimedia, with Multimedia continuing as the surviving corporation (the “Merger”). In the Merger, Multimedia became a wholly owned subsidiary of Holdings. Also, as a result of the Merger, each outstanding share of common stock, par value $0.01 per share, of Multimedia, other than shares held by Holdings, Multimedia, Merger Sub or their respective subsidiaries, was cancelled and converted into the right to receive $36.50 in cash, without interest (the “Merger Consideration”), together with the consideration paid in connection with the acceleration and full vesting of Multimedia equity awards, (collectively, the “Total Merger Consideration”).

Multimedia designs, manufactures and supplies gaming machines and systems to commercial and Native American casino operators as well as select lottery operators and commercial bingo facility operators. Multimedia’s revenues are generated from the operation of gaming machines in revenue sharing or lease arrangements and from the sale of gaming machines and systems that feature proprietary game themes.

The total purchase consideration for Multimedia was as follows (in thousands, except per share amounts):

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

The Merger was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The excess of the purchase price over those fair values was recorded as goodwill, none of which is deductible for tax purposes. The goodwill recognized is attributable primarily to the income potential from Multimedia penetrating into the Class III commercial casino market, the assembled workforce of Multimedia and expected synergies.

The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of Multimedia’s assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The significant items for which a final fair value has not been determined include, but not limited to: accrued liabilities, the valuation and estimated useful lives of tangible and intangible assets and deferred income taxes. We expect to complete our fair value determinations no later than the fourth quarter of 2015. We do not expect our fair value determinations to materially change; however, there may be differences compared to those amounts originally recorded as we complete our fair value analysis.

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

We expensed approximately $1.5 million of costs incurred related to the acquisition of Multimedia for financial advisory services, financing related fees, accounting and legal fees and other transaction-related expenses during the three months ended March 31, 2015. These expenses are included in the Condensed Consolidated Statements of Income and Comprehensive Income within operating expenses. These costs do not include any costs related to additional site consolidation or rationalization that we might consider in the future.

NEWave, Inc.

In April 2014, we acquired all of the outstanding capital stock of NEWave, Inc. (“NEWave”) for an aggregate purchase price of approximately $14.9 million, of which approximately $2.5 million is expected to be paid in the second quarter of 2015. NEWave is a supplier of anti-money laundering compliance, audit and data efficiency software to the gaming industry.

We have not provided the supplemental pro forma impact of the NEWave acquisition on the revenue and earnings of the combined entity as if the acquisition date had been January 1, 2013, and the amount of revenue and earnings derived from NEWave have not been presented on a supplemental basis as such amounts are not material for the three months ended March 31, 2015 and 2014, respectively.

4.              ATM FUNDING AGREEMENTS

Contract Cash Solutions Agreement

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Condensed Consolidated Statements of Income and Comprehensive Income, were $0.5 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Condensed Consolidated Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $255.6 million and $396.3 million as of March 31, 2015 and December 31, 2014, respectively.

In June 2012, we amended the Contract Cash Solutions Agreement to increase the maximum amount of cash to be provided to us from $400.0 million to $500.0 million, and to extend the initial term from November 30, 2013 to November 30, 2014. In November 2014, we amended the Contract Cash Solutions Agreement to  extend the term one year until November 30, 2015.

We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three months ended March 31, 2015 and 2014.

Site-Funded ATMs

We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within “Settlement liabilities” in the accompanying Condensed Consolidated Balance Sheets and was $71.5 million and $69.3 million as of March 31, 2015 and December 31, 2014, respectively.

5. TRADE RECEIVABLES

Trade receivables represent short-term credit granted to customers for which collateral is generally not required. The balance of trade receivables consists of outstanding balances owed to us by gaming establishments and casino patrons. The balance of trade receivables consisted of the following (in thousands):

	At March 31,	At December 31,
	2015	2014

Trade receivables, net
Games trade receivables	$30,177	$28,270
Kiosk trade receivables	4,301	5,247
Warranty and other trade receivables	4,742	4,180

Total trade receivables, net	$39,220	$37,697

The material balance of the allowance for doubtful accounts for trade receivables is from warranty receivables. On a monthly basis, we evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Income and Comprehensive Income. The outstanding balance of the warranty reserve was $2.7 and $2.8 million as of March 31, 2015 and December 31, 2014, respectively.

6. OTHER RECEIVABLES

Other receivables include the balance of notes and loans receivable on our games and fully integrated kiosk products, development agreements, which are generated from reimbursable amounts advanced to tribal customers generally used by the customer to build, expand or renovate its facility, and an agreement with Bee Caves Games, Inc. (“Bee Caves Games”) in July 2014, under which the Company agreed to make a loan pursuant to a secured promissory note in the amount of $4.5 million. In association with the promissory note, the Company received warrants to purchase Bee Caves Games common stock, and recorded a discount to the note for the fair value of the warrants received. The warrants are included in the balance of other assets, non-current.  The note, which bears interest at 7%, requires interest only payments for the first 24 months followed by repayments of principal and interest in 48 equal monthly installments.

Other receivables also include income taxes receivable and other miscellaneous receivables. The balance of other receivables consisted of the following (in thousands):

	At March 31,	At December 31,
	2015	2014

Other receivables
Notes and loans receivable, net of discount of $814 and $853, respectively	$13,261	$13,939
Federal and state income tax receivable	15,142	15,092
Other	582	706

Total other receivables	28,985	29,737

Less: Notes and loans receivable, non-current	8,593	9,184
Total other receivables, current portion	$20,392	$20,553

7. PREPAID AND OTHER ASSETS

Prepaid and other assets include the balance of prepaid expenses, deposits, debt issuance costs and other assets. The short-term portion of these assets is included in prepaid and other assets and the long-term portion is included in other assets, non-current.

The balance of prepaid and other assets consisted of the following (in thousands):

	At March 31,	At December 31,
	2015	2014

Prepaid expenses and other assets
Prepaid expenses	$6,935	$7,163
Deposits	8,213	8,781
Other	3,741	3,044
Total prepaid expenses and other assets	$18,889	$18,988

The balance of other assets, non-current consisted of the following (in thousands):

	At March 31,	At December 31,
	2015	2014

Other assets, non-current
Debt issuance costs	$40,012	$41,109
Prepaid expenses and deposits, non-current	3,998	3,956
Other	6,002	5,878
Total other assets non-current	$50,012	$50,943

8. INVENTORY

We currently maintain separate inventories for our Games and Payments businesses. Our Games inventory primarily consists of component parts, completed player terminals and back office computer equipment. This inventory was stated at the lower of cost or market and accounted for using the first in, first out method during the current reporting period; whereas the inventory that existed at the time of the Merger was stated at fair value. The cost of inventory includes cost of materials, labor, overhead and freight. Our Payments inventory primarily consists of parts as well as finished goods and work-in-progress.  This inventory was stated at the lower of cost or market accounted for using the average cost method.

Inventory consisted of the following (in thousands):

	At March 31,	At December 31,
	2015	2014
Inventory
Raw materials and component parts, net of reserves of $82 and $22, respectively	$19,997	$21,151
Work in progress	1,406	803
Finished goods	1,647	5,209
Total inventory	$23,050	$27,163

9. PROPERTY, EQUIPMENT AND LEASED ASSETS

Property, equipment and leased assets consist of the following (in thousands):

		At March 31, 2015			At December 31, 2014
	Useful Life (years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, equipment and leased assets
Rental pool - deployed	2 - 4	$74,742	$7,429	$67,313	$70,295	$876	$69,419
Rental pool - undeployed	2 - 4	11,321	1,318	10,003	10,562	151	10,411
ATM equipment	5	22,099	15,416	6,683	23,572	16,544	7,028
Office, computer and other equipment	3	15,885	9,736	6,149	15,238	8,848	6,390
Leasehold and building improvements	Lease Term	6,294	1,187	5,107	6,289	895	5,394
Machinery and equipment	3 - 5	3,469	282	3,187	3,395	34	3,361
Cash advance equipment	3	3,922	2,023	1,899	3,372	1,873	1,499
Other	2 - 5	2,649	231	2,418	2,772	189	2,583
Total		$140,381	$37,622	$102,759	$135,495	$29,410	$106,085

Depreciation expense related to other property, equipment and leased assets totaled approximately $10.4 million and $1.9 million for the three months ended March 31, 2015 and 2014, respectively. Our property, equipment and leased assets were not impaired for the three months ended March 31, 2015 and 2014.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was $857.9 million at both March 31, 2015 and December 31, 2014. Our goodwill was not impaired for the three months ended March 31, 2015 and 2014. Additionally, no impairment was identified during our annual impairment testing as of October 1, 2014.

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

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

		At March 31, 2015			At December 31, 2014
	Useful Life (years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under development and placement fee agreements	1 - 7	$14,919	$2,104	$12,815	$14,000	$301	$13,699
Customer contracts	7 - 14	43,938	31,093	12,845	43,938	29,931	14,007
Customer relationships	8 - 12	231,100	5,999	225,101	231,100	733	230,367
Developed technology and software	1 - 6	179,139	27,492	151,647	174,417	14,604	159,813
Patents, trademarks and other	1 - 17	27,700	10,005	17,695	27,856	8,957	18,899
Total		$496,796	$76,693	$420,103	$491,311	$54,526	$436,785

Amortization expense related to other intangible assets totaled approximately $20.7 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. We capitalized and placed into service $1.0 million and $0.3 million of software development costs for the three months ended March 31, 2015 and 2014, respectively.

On a quarterly basis, we evaluate our other intangible assets for potential impairment as part of our quarterly review process. No impairment was identified for our other intangible assets during our assessment for the three months ended March 31, 2015 and 2014.

We enter into development and placement fee agreements to provide financing for new gaming facilities or for the expansion or improvement of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to us, while funding under placement fee agreements is not reimbursed. In return for the fees under these agreements, each facility dedicates a percentage of its floor space, or an agreed upon unit count, for the placement of our EGMs over the term of the agreement, generally 12 to 83 months, and we receive a fixed percentage or flat fee of those machines’ hold per day. Certain of the agreements contain EGM performance standards that could allow the respective facility to reduce a portion of our guaranteed floor space.

In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The development agreements typically provide for a portion of the amounts retained by each facility for its share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the facility. In the past we have, and in the future, we may, by mutual agreement, amend these agreements to reduce our floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

On January 15, 2015, Multimedia paid a placement fee of approximately $1.2 million to the Chickasaw Nation to extend the placement of 118 units in one of its location in Oklahoma for an additional term of 60 months.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents our accounts payable and accrued expenses (in thousands):

	At March 31,	At December 31,
	2015	2014
Accounts payable and accrued expenses
Trade accounts payable	$52,226	$48,962
Accrued interest	14,089	3,387
Payroll and related expenses	8,861	10,889
Deferred and unearned revenues	7,497	8,016
Cash access processing and related expenses	4,436	4,414
Accrued taxes	2,150	3,195
Other	24,284	25,805

Total accounts payable and accrued expenses	$113,543	$104,668

12. LONG-TERM DEBT

The following table summarizes our outstanding indebtedness (in thousands):

	At March 31,	At December 31,
	2015	2014
Long-term debt
Senior secured term loan	$497,500	$500,000
Senior secured notes	335,000	350,000
Senior unsecured notes	350,000	350,000
Total debt	1,182,500	1,200,000
Less: original issue discount	(10,769)	(11,213)
Total debt after discount	1,171,731	1,188,787
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion	$1,161,731	$1,178,787

Credit Facilities

In December 2014, we entered into a credit agreement that provided for a $500.0 million six-year senior secured term loan that matures in 2020 (the “Term Loan”) and a $50.0 million five-year revolver that matures in 2019 (the “Revolving Credit Facility”, and together with the Term Loan, the “Credit Facilities”). The fees associated with the Credit Facilities included original issue discounts of approximately $7.5 million and debt issuance costs of approximately $13.9 million.

We are required to repay the Term Loan in an amount equal to 0.50% per quarter of the initial aggregate principal with the final principal repayment installment on the maturity date.  Interest is due quarterly in arrears each March, June, September and December and the maturity date.

The Revolving Credit Facility remained undrawn as of March 31, 2015.

The interest rate per annum applicable to the Revolving Credit Facility is, at GCA’s option, the base rate or LIBOR plus, in each case, an applicable margin. The interest rate per annum applicable to the Term Loan is also, at GCA’s option, the base rate or LIBOR plus, in each case, an applicable margin. LIBOR will be reset at the beginning of each selected interest period based on the LIBOR rate then in effect; provided that, with respect to the Revolving Credit Facility, if LIBOR is below zero, then such rate will be equal to zero plus the applicable margin, and, with respect to the Term Loan, if LIBOR is below 1.0%, then such rate will be equal to 1.0% plus the applicable margin. The base rate is a fluctuating interest rate equal to the highest of (a) the prime lending rate announced by the administrative agent, (b) the federal funds effective rate from time to time plus 0.50%, and (c) LIBOR (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%. The applicable margins of 4.75% and 5.25% for the Revolving Credit Facility and Term Loan, respectively, are subject to adjustment based on our consolidated secured leverage ratio.

Voluntary prepayments of the Term Loan and the Revolving Credit Facility and voluntary reductions in the unused commitments are permitted in whole or in part, in minimum amounts as set forth in the credit agreement governing the Credit Facilities, with prior notice but without premium or penalty, except that certain refinancing transactions of the Term Loan within twelve months after the closing of the Credit Facilities will be subject to a prepayment premium of 1.00% of the principal amount repaid.

Subject to certain exceptions, the obligations under the Credit Facilities are secured by substantially all of the present and after acquired assets of each of GCA, Holdings and the subsidiary guarantors (the “Collateral”) including: (a) a perfected first priority pledge of all the capital stock of GCA and each domestic direct, wholly owned material restricted subsidiary held by Holdings, GCA or any such subsidiary guarantor; and (b) a perfected first priority security interest in substantially all other tangible and intangible assets of Holdings, GCA, and such subsidiary guarantors (including, but not limited to, accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing). Subject to certain exceptions, the Credit Facilities are unconditionally guaranteed by Holdings and such subsidiary guarantors and Multimedia Games and its material domestic subsidiaries.

The Term Loan had an applicable interest rate of 6.25% as of March 31, 2015 and December 31, 2014.

We were in compliance with the terms of the Credit Facilities as of March 31, 2015 and December 31, 2014.

Senior Secured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 7.75% Senior Secured Notes due 2021 (“the “Secured Notes”). The fees associated with the Secured Notes included debt issuance costs of approximately $13.6 million.

Interest is due semi-annually in arrears each March and September.

The Secured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement.  Under the terms of the purchase agreement, during a one year period following the closing and upon prior notice from the initial purchasers, the Company must use commercially reasonable efforts to aid the purchasers in the resale of the Secured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein.

We were in compliance with the terms of the Secured Notes as of March 31, 2015 and December 31, 2014.

Senior Unsecured Notes

In December 2014, we issued $350 million in aggregate principal amount of 10.0% Senior Unsecured Notes due 2022 (the “Unsecured Notes”). The fees associated with the Unsecured Notes included original issue discounts of approximately $3.8 million and debt issuance costs of approximately $14.0 million.

Interest is due semi-annually in arrears each January and July.

The Unsecured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement.  Under the terms of the purchase agreement, during a one-year period following the closing and upon prior notice from the initial purchasers, the Company must use commercially reasonable efforts to aid the purchasers in the resale of the Unsecured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein.

In connection with the issuance of the Unsecured Notes, the Company entered into a registration rights agreement pursuant to which the Company agreed, for the benefit of the holders of the Unsecured Notes, to file with the SEC, and use its commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the Unsecured Notes for an issue of SEC-registered notes (the “Exchange Notes”) with terms identical to the Unsecured Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below). Under certain circumstances, including if applicable interpretations of the staff of the SEC do not permit the Company to effect the exchange offer, the Company and the guarantors must use their commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the Unsecured Notes and to keep that shelf registration statement effective until the first anniversary of the date such shelf registration statement becomes effective, or such shorter period that will terminate when all Unsecured Notes covered by the shelf registration statement have been sold. The obligation to complete the exchange offer and/or file a shelf registration statement will terminate on the second anniversary of the date of the Registration Rights Agreement. If the exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) on or before December 19, 2015, the annual interest rate borne by the Unsecured Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter until the exchange offer is completed or the shelf registration statement is declared effective, at which time the interest rate will revert to the original interest rate on the date the Unsecured Notes were originally issued.

We were in compliance with the terms of the Unsecured Notes as of March 31, 2015 and December 31, 2014.

13. COMMITMENTS AND CONTINGENCIES

Multimedia Shareholder Litigation

In connection with the Merger, certain actions were filed by putative shareholders of Multimedia in the United States District Court for the Western District of Texas (the “Texas Federal Action”) and the District Court of Travis County, Texas (the “Texas State Court Action”). In both the Texas Federal Action and the Texas State Court Action, plaintiffs alleged that Multimedia’s directors breached their fiduciary duties to Multimedia and/or its shareholders because, among other things, the Merger allegedly involved an unfair price, an inadequate sales process, self-dealing and unreasonable deal protection devices. The complaints further alleged that Holdings and its formerly wholly owned merger subsidiary, Merger Sub aided and abetted those purported breaches of fiduciary duty.

On November 20, 2014, the defendants in the Texas Federal Action reached an agreement in principle with the plaintiffs in the Texas Federal Action regarding settlement of all claims asserted on behalf of the alleged class of Multimedia shareholders and on behalf of Multimedia, and that agreement is reflected in a memorandum of understanding. In connection with the settlement contemplated by the memorandum of understanding, Multimedia agreed to make certain additional disclosures in its proxy statement related to the Merger, which disclosure Multimedia made in a Current Report on Form 8-K filed on November 21, 2014. In addition, the defendants in the Texas Federal Action agreed not to oppose an application by plaintiffs in the Texas Federal Action for an attorneys’ fee award from the United States District Court for the Western District of Texas (the “District Court”) of up to $310,000. As contemplated in the memorandum of understanding, the parties entered into a Stipulation of Non-Opt Out Class and Derivative Settlement (the “Stipulation”) as of April 7, 2015, which was filed with the District Court on April 16, 2015. The Stipulation is subject to customary conditions, including District Court approval.

On April 16, 2015, Plaintiffs filed an unopposed motion for preliminary approval of the Stipulation. On April 22, 2015, the District Court entered an order preliminarily approving the Stipulation, providing for notice of the settlement to be provided to certain Multimedia shareholders and scheduling a hearing for final approval of the Stipulation on August 7, 2015. There can be no assurance that the District Court will finally approve the Stipulation. In such event, the settlement as reflected in the Stipulation may be terminated.

The Texas State Court Action remains pending as of May 8, 2015, the date these condensed consolidated financial statements were issued. All of the defendants have filed answers containing general denials in that action.

Alabama Litigation

The Company is currently involved in two lawsuits, as further described below, related to Multimedia’s former charity bingo operations in the State of Alabama, neither of which it believes are material from a damages perspective. The lawsuits are currently pending in federal court, and include claims related to the alleged illegality of electronic charity bingo in the State of Alabama.

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against Multimedia and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that Multimedia participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs, and the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the filing of the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 29, 2013, the court entered an order granting the plaintiffs’ motion for class certification. On April 12, 2013, the defendants jointly filed a petition with the Eleventh Circuit Court of Appeals seeking permission to appeal the court’s ruling on class certification. On June 18, 2013, the Eleventh Circuit Court of Appeals entered an order granting the petition to appeal. Following briefing and oral argument, on April 2, 2014, the Eleventh Circuit Court of Appeals entered an order reversing the district court’s ruling on class certification and remanding the case to the district court. The parties have reached a settlement that will become final upon approval of the bankruptcy court overseeing the bankruptcy of one of the plaintiffs. Until the settlement becomes final, the Company will continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, Multimedia and other manufacturers were added as defendants. The plaintiffs, who claim to have been patrons of White Hall, allege that Multimedia participated in gambling operations that violated Alabama state law by supplying to White Hall purportedly unlawful electronic bingo machines played by the plaintiffs, and the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the filing of the complaint under Ala. Code, Sec 8-1-150(A). The plaintiffs requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama, Northern Division. The court has not ruled on the plaintiffs’ motion for class certification. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.

Gain Contingency Settlement

In January 2014, we filed a complaint against certain third party defendants alleging conspiracy in restraint of competition regarding interchange fees, monopolization by defendants in the relevant market, and attempted monopolization of the defendants in the relevant market. We demanded a trial by jury of all issues so triable. The defendants filed a motion to dismiss on March 13, 2014. A settlement agreement was made as of January 16, 2015 and on January 22, 2015 the settlement agreement was executed and delivered for which we received $14.4 million in cash and recorded the settlement proceeds in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2015.

We are subject to other claims and suits that arise from time to time in the ordinary course of business, including those discussed above. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

14. SHAREHOLDERS’ EQUITY

Preferred Stock.  Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of March 31, 2015 and December 31, 2014, we had no shares outstanding of preferred stock.

Common Stock.  Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of March 31, 2015 and December 31, 2014, we had 90,610,087 and 90,405,450 shares of common stock issued.

Treasury Stock.  Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 2,845 and 31,000 shares of common stock at an aggregate purchase price of $19,743 and $0.3 million, for the three months ended March 31, 2015 and 2014, respectively, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.

15. WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	At March 31,	At March 31,
	2015	2014
Weighted average shares
Weighted average number of common shares outstanding - basic	65,623	65,910
Potential dilution from equity grants(1)	869	1,460

Weighted average number of common shares outstanding - diluted	66,492	67,370

(1)         The potential dilution excludes the weighted average effect of equity awards to acquire 8.4 million and 5.1 million of our common stock for the three months ended March 31, 2015 and 2014, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive.

16. SHARE-BASED COMPENSATION

Equity Incentive Awards

Our 2014 Equity Incentive Plan (the “2014 Plan”) is used to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of our business.  The 2014 Plan superseded the then current 2005 Stock Incentive Plan (the “2005 Plan”). The 2014 Plan is administered by our Compensation Committee, which has the authority to select individuals who are to receive options or other equity incentive awards and to specify the terms and conditions of grants of options or other equity incentive awards, the vesting provisions, the term and the exercise price.

Generally, we grant the following award types: (a) time-based options, (b) cliff-vesting time-based options, (c) market-based options and (d) restricted stock.   These awards have varying vesting provisions, but generally have 10-year expiration periods. There have been no changes to our equity incentive awards vesting disclosures since the most recent filing of our Annual Report on Form 10-K.

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock
	Granted	Granted

Outstanding, December 31, 2014	13,626	440

Additional authorized shares	-	-
Granted	-	-
Exercised options or vested shares	(194)	(11)
Canceled or forfeited	(1,426)	-

Outstanding, March 31, 2015	12,006	429

The maximum number of shares available for future equity awards under the 2014 Plan is approximately 12.1 million shares of our common stock; and there are no shares available for future equity awards under the 2005 Plan.

Stock Options

The fair value of options was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014

Risk-free interest rate	-	1%
Expected life of options (in years)	-	4
Expected volatility	-	53%
Expected dividend yield	-	0%

The following tables present the options activity:

	Number of Common Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Life Remaining (years)	Aggregate Intrinsic Value (in thousands)

Outstanding, December 31, 2014	13,626	$7.64	6.5	$9,148

Granted	-	-
Exercised	(194)	5.39
Canceled or forfeited	(1,426)	10.80

Outstanding, March 31, 2015	12,006	$7.30	6.6	$12,095

Vested and expected to vest, March 31, 2015	10,864	$7.28	6.3	$11,403

Exercisable, March 31, 2015	6,221	$7.31	4.4	$7,990

There were no options granted for the three months ended March 31, 2015. There were 2.0 million options granted for the three months ended March 31, 2014. The weighted average grant date fair value per share of the options granted was $3.88 for the three months ended March 31, 2014. The total intrinsic value of options exercised was $0.4 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively.

There was $13.6 million in unrecognized compensation expense related to options expected to vest as of March 31, 2015. This cost was expected to be recognized on a straight-line basis over a weighted average period of 3.0 years. We received $1.0 million in proceeds from the exercise of options and recorded $1.6 million in non-cash compensation expense related to options granted that were expected to vest for the three months ended March 31, 2015.

There was $12.0 million in unrecognized compensation expense related to options expected to vest as of March 31, 2014.  This cost was expected to be recognized on a straight-line basis over a weighted average period of 3.1 years. We recorded $1.6 million in non-cash compensation expense related to options granted that were expected to vest as of March 31, 2014. We received $2.4 million in cash from the exercise of options for the three months ended March 31, 2014.

Restricted Stock

The following is a summary of non-vested share awards for our time-based restricted shares:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)

Outstanding, December 31, 2014	440	$7.11

Granted	-	-
Vested	(11)	7.09
Forfeited	-	7.09
Outstanding, March 31, 2015	429	$7.11

There were no shares of restricted stock granted for the three months ended March 31, 2015 and March 31, 2014. The total fair value of restricted stock vested was $0.1 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

There was $2.7 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest as of March 31, 2015. This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.0 years. There was 10.9 thousand shares of restricted stock that vested and we recorded $0.2 million in non-cash compensation expense related to the restricted stock granted that was expected to vest during the three months ended March 31, 2015.

There was $1.7 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest as of March 31, 2014. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.8 years. There were 0.1 million shares of time-based restricted shares vested and we recorded $0.4 million in non-cash compensation expense related to the restricted stock granted that was expected to vest for the three months ended March 31, 2014.

17.      INCOME TAXES

The provision for income tax reflected an effective income tax rate of 81.2% for the three months ended March 31, 2015, which was higher than the statutory federal rate of 35.0% primarily due to non-statutory stock options that expired in the quarter and state income taxes. The provision for income tax reflected an effective income tax rate of 34.7% for the same period in the prior year, which was lower than the statutory federal rate of 35.0% are primarily due to the favorable foreign rate applicable to our foreign source income.

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As part of the Merger, the Company recorded $0.7 million of unrecognized tax benefits as of December 31, 2014, which is consistent with the balance as of March 31, 2015. Other than the unrecognized tax benefit related to the Merger, we believe that our income tax filing positions and deductions will be sustained upon audit and we do not anticipate any adjustments that will result in a material change to our financial position. We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expense.

18.  SEGMENT INFORMATION

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group consists of the Chief Executive Officer and the Chief Financial Officer. The operating segments are reviewed separately because each represents products that can be sold separately to our customers.

Since the most recent filing of our Annual Report on Form 10-K, and in connection with the Merger, our chief operating decision-making group has determined the following to be the operating segments for which we conduct business: (a) Games, and (b) Payments. Each of these segments is monitored by our management for performance against its internal forecast and is consistent with our internal management reporting.

The Games segment provides solutions directly to gaming establishments to offer their patrons gaming entertainment related experiences including: leased gaming equipment; sales and maintenance related services of gaming equipment; gaming systems; and ancillary products and services.

The Payments segment provides solutions directly to gaming establishments to offer their patrons cash access related services and products including: access to cash at gaming facilities via ATM cash withdrawals, credit card cash access transactions and point of sale debit card transactions; check-related services; fully integrated kiosks and maintenance services; compliance, audit and data software; casino credit data and reporting services and other ancillary offerings.

Corporate overhead and depreciation and amortization expenses were allocated to the segments either through specific identification or based on a reasonable methodology.

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

The following tables present segment information (in thousands):

	For the Three Months Ended March 31,
	2015	2014

Revenues
Games	$55,045	$-
Payments	152,428	150,571
Total revenues	$207,473	$150,571

Operating income
Games	$614	$-
Payments	27,527	13,013
Total operating income	$28,141	$13,013

	At March 31,	At December 31,
Total assets	2015	2014
Games	$1,229,618	$1,242,822
Payments	495,646	464,463
Total assets	$1,725,264	$1,707,285

Major customers.  For the three months ended March 31, 2015 and 2014, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 28% and 33% of our total revenue for the three months ended March 31, 2015 and 2014, respectively.

19.       SUBSEQUENT EVENTS

Subsequent events were evaluated through the date of this filing.

Secured Notes Refinance

The terms of the Secured Notes purchase agreement stipulated that GCA must use commercially reasonable efforts to aid the purchasers in the resale of the Secured Notes. Alternatively, GCA had the ability to redeem the Secured Notes without penalty. On April 15, 2015, the Company entered into a note purchase agreement (the “Note Purchase Agreement”), among GCA, CPPIB Credit Investments III Inc. (the “Purchaser”) and Deutsche Bank Trust Company Americas, as collateral agent (the “Collateral Agent”) and issued $335.0 million in aggregate principal amount of its 7.25% Senior Secured Notes due 2021 (the “Refinanced Secured Notes”) in a private offering to the Purchaser. With the proceeds from the issuance of the Refinanced Secured Notes, GCA redeemed, in full, the Company’s outstanding Secured Notes from the note holders thereof in accordance with the terms of the indenture governing the Secured Notes. In connection with this transaction during the second quarter of 2015, we will expense approximately $12.9 million of related debt issuance costs and fees to “Loss on extinguishment of debt” associated with the redeemed Senior Secured Notes that were outstanding prior to the refinance transaction.

In connection with the Refinanced Secured Notes and pursuant to the terms of the Note Purchase Agreement, the Company issued to the Purchaser a warrant to purchase 700,000 shares of Holdings’ common stock, with an exercise price equal to $9.88 per share, representing a 30% premium to the volume-weighted average price of Holdings’ common stock for the ten trading days prior to the issuance of the warrant. The warrant expires on the sixth anniversary of the date of issuance. The number of shares issuable pursuant to the warrant and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, mergers and certain other events.

Unsecured Notes Syndication

In connection with the terms of the Unsecured Notes purchase agreement for which GCA was required to use commercially reasonable efforts to aid the purchasers in the resale of the Unsecured Notes, the Company prepared an updated offering memorandum and participated in reasonable marketing efforts including road shows, to the extent required therein. The Unsecured Notes were syndicated in the second quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following management discussion and analysis (“MD&A”) of financial condition and results of operations contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “estimate,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “may,” “should,” or “will” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: the risk that our recent acquisition of Multimedia will not produce the expected results we anticipate; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions consistent with our forecasts, including Multimedia; expectations regarding our existing and future installed base and win per day; expectations regarding development and placement fee arrangements; expectations regarding customers’ preferences and demands for future gaming offerings; expectations regarding our product portfolio; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to successfully complete the conversion of our third-party processor; our ability to comply with the Europay, MasterCard and Visa global standard for cards equipped with computer chips; our ability to introduce new products and services; gaming establishment and patron preferences; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; inaccuracies in underlying operating assumptions; expenditures and product development; business prospects; anticipated sales performance; unanticipated expenses or capital needs; technological obsolescence; employee turnover and other statements that are not historical facts. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized.

This quarterly report should be read in conjunction with our most recent reports on Form 10-K and the information included in our other press releases, reports and other filings with the Securities and Exchange Commission (the “SEC”). Understanding the information contained in these filings is important in order to fully understand our reported financial results and our business outlook for future periods.

These cautionary statements qualify our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Global Cash Access Holdings, Inc. (“Holdings”) is a holding company, the assets of which are the issued and outstanding capital stock of each of Global Cash Access, Inc. (“GCA”) and Multimedia Games Holding Company, Inc. (“Multimedia”). Unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” refer to Holdings together with its consolidated subsidiaries.

GCA is dedicated to providing video and mechanical reel gaming content and technology solutions, integrated gaming payments solutions and compliance and efficiency software. The Company’s Games business provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including the award winning TournEvent® slot tournament solution; and (b) the central determinant system for the video lottery terminals (“VLTs”) installed at racetracks in the State of New York. The Company’s Payments business provides: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in States that offer intra state, Internet-based gaming and lottery activities.

Significant Trends and Developments Impacting Our Business

Merger with Multimedia

In December 2014, Holdings completed its acquisition of Multimedia. Pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2014 (the “Merger Agreement”), by and among Holdings, Movie Merger Sub, Inc., a wholly owned subsidiary of Holdings (“Merger Sub”), and Multimedia, Merger Sub merged with and into Multimedia, with Multimedia continuing as the surviving corporation (the “Merger”). In the Merger, Multimedia became a wholly owned subsidiary of Holdings. Also, as a result of the Merger, each outstanding share of common stock, par value $0.01 per share, of Multimedia, other than shares held by Holdings, Multimedia, Merger Sub or their respective subsidiaries, was cancelled and converted into the right to receive $36.50 in cash, without interest (the “Merger Consideration”), together with consideration paid in connection with the acceleration and full vesting of Multimedia equity awards, collectively, the “Total Merger Consideration”. We completed the Merger and paid the Total Merger Consideration of approximately $1.1 billion in cash. To fund the Merger, we entered into a credit facility consisting of a $500.0 million, six year senior secured term loan facility that matures in 2020 (the “Term Loan”) and a $50.0 million, five year senior secured revolving credit facility that matures in 2019 (“Revolving Credit Facility”, and together with the Term Loan, the “Credit Facilities”) and issued $350.0 million aggregate principal amount of 7.75% Senior Secured Notes due 2021 (the “Secured Notes”), and $350.0 million aggregate principal amount of 10.00% Senior Unsecured Notes due 2022 (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”). The Revolving Credit Facility remained undrawn at the closing of the Merger. In relation to the Merger, we incurred expenses of approximately $52.6 million associated with debt issuance costs and original issue discounts.  These amounts were capitalized and amortized to interest expense based upon the related debt agreements using the straight-line method.

We expensed approximately $1.5 million of costs incurred related to the acquisition of Multimedia for financial advisory services, financing related fees, accounting and legal fees and other transaction-related expenses during the three months ended March 31, 2015. These expenses are included in the Condensed Consolidated Statements of Income and Comprehensive Income within operating expenses. These expenses do not include any costs related to additional site consolidation or rationalization that we might consider in the future.

Gain Contingency Settlement

In January 2014, we filed a complaint against certain third party defendants alleging conspiracy in restraint of competition regarding interchange fees, monopolization by defendants in the relevant market, and attempted monopolization of the defendants in the relevant market. We demanded a trial by jury of all issues so triable. The defendants filed a motion to dismiss on March 13, 2014. A settlement agreement was made as of January 16, 2015 and on January 22, 2015 the settlement agreement was executed and delivered in connection with respect to which we received $14.4 million in cash and recorded the settlement proceeds in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2015. The Company utilized the proceeds along with cash on hand to make a $15.0 million principal reduction payment on the Secured Notes in the first quarter of 2015.

Secured Notes Refinance

The terms of the Secured Notes purchase agreement stipulated that GCA must use commercially reasonable efforts to aid the purchasers in the resale of the Secured Notes. Alternatively, GCA had the ability to redeem the Secured Notes without penalty. On April 15, 2015, the Company entered into a note purchase agreement (the “Note Purchase Agreement”), among GCA, CPPIB Credit Investments III Inc. (the “Purchaser”) and Deutsche Bank Trust Company Americas, as collateral agent (the “Collateral Agent”) and issued $335.0 million in aggregate principal amount of its 7.25% Senior Secured Notes due 2021 (the “Refinanced Secured Notes”) in a private offering to the Purchaser. With the proceeds from the issuance of the Refinanced Secured Notes, GCA redeemed, in full, the Company’s outstanding Secured Notes from the note holders thereof in accordance with the terms of the indenture governing the Secured Notes. In connection with this transaction during the second quarter of 2015, we will expense approximately $12.9 million of related debt issuance costs and fees to “Loss on extinguishment of debt” associated with the redeemed Senior Secured Notes that were outstanding prior to the refinance transaction.

In connection with the Refinanced Secured Notes and pursuant to the terms of the Note Purchase Agreement, the Company issued to the Purchaser a warrant to purchase 700,000 shares of Holdings’ common stock, with an exercise price equal to $9.88 per share, representing a 30% premium to the volume-weighted average price of Holdings’ common stock for the ten trading days prior to the issuance of the warrant. The warrant expires on the sixth anniversary of the date of issuance. The number of shares issuable pursuant to the warrant and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, mergers and certain other events.

Unsecured Notes Syndication

In connection with the terms of the Unsecured Notes purchase agreement for which GCA was required to use commercially reasonable efforts to aid the purchasers in the resale of the Unsecured Notes, the Company prepared an updated offering memorandum and participated in reasonable marketing efforts including road shows, to the extent required therein. The Unsecured Notes were syndicated in the second quarter of 2015.

Other Trends and Developments

Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our Games and Payments businesses. We have identified the more material positive and negative trends affecting our business as the following:

•                  The North American gaming industry is expected to grow slowly with certain markets anticipated to show strength, while other markets are presumed to continue to be flat or decline in the current year.

•                  The North American gaming industry reported a year-over-year decline in the purchase of electronic gaming machines (“EGMs”) in the prior year and visibility into casino operator capital allocation trends for replacement units continues to be limited in the current year.

•                  There continues to be a migration from the use of traditional paper checks and cash to electronic payments, which may impact the type of cash access used by our customers.

•                  We face increased competition from smaller competitors in the cash access market and face additional competition from larger gaming equipment manufacturers and systems providers. This increased competition has resulted in pricing pressure for both our Games and Payments businesses.

•                  There is increasing governmental oversight related to the cost of transaction processing and related fees to the consumer. We expect the financial services and payments industry to respond to these legislative acts by changing other fees and costs, which may negatively impact the Payments business in the future.

•                  Casino operators continue to try to broaden their appeal by focusing on investments in the addition of non-gaming amenities to their facilities, which could impact casino operator’s capital allocation.

•                  The credit markets in the United States and around the world are volatile and unpredictable.

Factors Affecting Comparability

Our condensed consolidated financial statements included in this report that present our financial condition and results of operations reflect the following transactions and events:

•                  In December 2014, we acquired all of the outstanding capital stock of Multimedia. The results contributed by the Multimedia business for the first quarter 2015 are reflected in our Games segment and condensed consolidated financial statements. We incurred additional acquisition-related expenses, which are reflected in operating expenses for the three months ended March 31, 2015. In addition, depreciation and amortization expenses increased due to the purchase price allocation, which included tangible fixed assets and definite-lived intangible assets with relatively short amortization periods and interest expense increased in connection with the debt incurred to fund the Merger.

•                  In December 2014, to effect the Merger, we entered into the Credit Facilities and issued the Notes and we used a portion of these proceeds to repay the outstanding amounts owed under prior credit facilities of $210.0 million and $35.0 million for GCA and Multimedia, respectively (the ‘‘Prior Credit Facilities’’). As a result, we expensed $2.7 million of related debt issuance costs and fees to ‘‘Loss on extinguishment of debt’’ associated with the Prior Credit Facilities of GCA and Multimedia that were in effect prior to the consummation of the Merger.

•                  In April 2014, we acquired all of the outstanding capital stock of NEWave, Inc. (“NEWave”), a supplier of compliance, audit and data efficiency software to the gaming industry. The NEWave acquisition did not have a material impact on our results of operations and financial condition.

•                  In March 2014, our contract with Caesars Entertainment (“CET”) expired and was not renewed. As such, our Payments revenues and cost of revenues were impacted for the remainder of 2014 and the first quarter of 2015.

As a result of the above transactions and events, the results of operations and earnings per share in the periods covered by the condensed consolidated financial statements may not be directly comparable.

Business Segments

During the first quarter of 2015, we changed our organizational structure as part of our transformation to a Games and Payments company providing solutions to the gaming industry. As a result, information that our chief operating decision makers regularly review for purposes of allocating resources and assessing performance changed. Therefore, beginning in the first quarter of 2015, we are reporting our financial performance based on our new segments. We have presented prior period amounts to conform to the way we now internally manage and monitor segment performance beginning in 2015. This change had no impact on our condensed consolidated financial statements. Each of these segments is monitored by our management for performance against its internal forecast and is consistent with our internal management reporting.

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker(s), or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group consists of the Chief Executive Officer and the Chief Financial Officer. The operating segments are reviewed separately because each represents products that can be sold separately to our customers.

•                  The Games segment provides solutions directly to gaming establishments to offer their patrons gaming entertainment related experiences including: leased gaming equipment; sales and maintenance related services of gaming equipment; gaming systems; and ancillary products and services.

•                  The Payments segment provides solutions directly to gaming establishments to offer their patrons cash access related services and products including: access to cash at gaming facilities via ATM cash withdrawals, credit card cash access transactions and point of sale debit card transactions; check-related services; fully integrated kiosks and maintenance services; compliance, audit and data software; casino credit data and reporting services and other ancillary offerings.

Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we allocate depreciation and amortization expenses to the business segments.

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

The following table presents our unaudited condensed consolidated results of operations (in thousands)*:

	March 31, 2015		March 31, 2014		March 31, 2015 vs 2014
	$	%	$	%	$ Variance	% Variance

Revenues
Games	$55,045	27%	$-	0%	$55,045	-
Payments	152,428	73%	150,571	100%	1,857	1%
Total revenues	207,473	100%	150,571	100%	56,902	38%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	127,023	61%	113,238	75%	13,785	12%
Operating expenses	15,841	8%	20,039	13%	(4,198)	(21)%
Research and Development	5,436	2%	-	0%	5,436	-
Depreciation	10,377	5%	1,927	1%	8,450	439%
Amortization	20,655	10%	2,354	2%	18,301	777%
Total costs and expenses	179,332	86%	137,558	91%	41,774	30%

Operating income	28,141	14%	13,013	9%	15,128	116%

Other expenses
Interest expense, net of interest income	25,655	13%	1,546	1%	24,109	1559%
Total other expenses	25,655	13%	1,546	1%	24,109	1559%

Income from operations before tax	2,486	1%	11,467	8%	(8,981)	(78)%

Income tax provision	2,017	1%	3,978	3%	(1,961)	(49)%

Net income	$469	0%	$7,489	5%	$(7,020)	(94)%

*Rounding may cause variances.

Games Revenues and Participation Units

The following table includes the revenues from our Games segment and the related participation units (amounts in thousands):

	For the three months ended and at March 31, 2015
	Total EGMs	Revenue	% of Total Games Revenue
Games revenues and participation units
Contractual Agreement	6,034	$11,475	21%
Participation Revenue	7,138	23,666	43%
Sales	-	14,580	26%
NY Lottery	-	4,188	8%
Other	129	1,136	2%
Total	13,301	$55,045	100%

Since the Merger occurred in December 2014, there was no comparative financial information provided for the three months ended and at March 31, 2014.

Total Revenues

Total revenues increased by $56.9 million, or 38%, to $207.5 million for the three months ended March 31, 2015 as compared to the same period in the prior year. Revenues included $55.1 million from the Games segment related to the acquisition of Multimedia.

Games revenues were $55.1 million for the three months ended March 31, 2015. This was associated with the acquisition of Multimedia.

Payments revenues increased by $1.9 million, or 1%, to $152.4 million for the three months ended March 31, 2015 as compared to the same period in the prior year. The increase was primarily due to higher dollar and transaction volumes, new business and offerings from our anti-money laundering and tax compliance software; partially offset by the CET contract that we elected not to renew. Excluding the impact of the Caesars contract, Payments revenues increased 9%, or $12.7 million.

Costs and Expenses

Cost of revenues (exclusive of depreciation and amortization) increased by $13.8 million, or 12%, to $127.0 million for the three months ended March 31, 2015 as compared to the same period in the prior year. The increase was primarily due to the cost of revenues associated with the acquired Games business in the prior year.  Overall cost of revenues decreased as a percentage of total revenue to 61% from 75% due to the increased margins provided by the Games business.

Operating expenses decreased by $4.2 million, or 21%, to $15.8 million for the three months ended March 31, 2015 as compared to the same period in the prior year. This was primarily due to gain contingency settlement proceeds of $14.4 million that reduced expenses, partially offset by additional Multimedia operating and acquisition related costs.

Research and development costs were $5.4 million for the three months ended March 31, 2015 due to the acquisition of Multimedia in the prior year.

Depreciation increased by $8.5 million, or 439%, to $10.4 million for the three months ended March 31, 2015 as compared to the same period in the prior year. This was primarily due to the tangible assets acquired from Multimedia in the prior year.

Amortization increased by $18.3 million, or 777%, to $20.7 million for the three months ended March 31, 2015 as compared to the same period in the prior year. This was primarily due to the definite-lived intangible assets acquired from Multimedia in the prior year.

Primarily as a result of the factors described above, operating income increased by $15.1 million, or 116%, to $28.1 million for the three months ended March 31, 2015 as compared to the same period in the prior year. The operating margin increased to 14% for the three months ended March 31, 2015 as compared to 9% for the same period in the prior year.

Interest expense, net, increased by $24.1 million, or 1,559%, to $25.7 million for the three months ended March 31, 2015 as compared to the same period in the prior year. This was due to the additional indebtedness incurred to fund the acquisition of Multimedia in the prior year.

Income tax expense decreased by $2.0 million, or 49%, to $2.0 million for the three months ended March 31, 2015 as compared to the same period in the prior year. This was primarily due to the decrease in income from operations before income tax expense of $9.0 million. The provision for income tax reflected an effective income tax rate of 81.2% for the three months ended March 31, 2015, which was higher than the statutory federal rate of 35.0% primarily due to non-statutory stock options that expired in the quarter and state income taxes. The provision for income tax reflected an effective income tax rate of 34.7% for the same period in the prior year, which was less than the statutory federal rate of 35.0% primarily due to a favorable foreign tax rate applicable to certain foreign source income.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our condensed consolidated financial statements. The SEC has defined critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain.

For the three months ended March 31, 2015, there were no material changes to the critical accounting policies and estimates discussed in our audited Consolidated Financial Statements included in our most recently filed Annual Report on Form 10-K, except for the determination of our operating segments described above in “Business Segments.”

Recent Accounting Guidance

Recent Accounting Guidance Not Yet Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, which provides guidance to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The pronouncement is effective for annual periods ending after December 15, 2015, and interim periods within those fiscal years, and early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

In January 2015, the FASB issued ASU No. 2015-01, which requires that an entity separately classify, present and disclose extraordinary events and transactions. The pronouncement is effective for annual periods ending after December 15, 2015. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The pronouncement is effective for annual periods ending after December 15, 2016, and interim periods thereafter, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” and supersedes ASC Topic 605, “Revenue Recognition”. The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within our Notes to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents selected information about our financial position (in thousands):

	At March 31,	At December 31,
	2015	2014
Balance sheet data
Total assets	$1,725,264	$1,707,285
Total borrowings	1,171,731	1,188,787
Stockholders’ equity	233,859	231,473

Net available cash*
Cash and cash equivalents	145,013	89,095
Add: Settlement receivables	29,787	43,288
Less: Settlement liabilities	(141,649)	(119,157)
Total net available cash	$33,151	$13,226

* Non-GAAP measure

Cash Resources

Our cash balance, cash flows and Credit Facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at March 31, 2015 included cash in non-U.S. jurisdictions of approximately $16.6 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions. These activities result in a balance due to us at the end of each business day that we recoup over the next few business days and classify as settlement receivables. These activities also result in a balance due to our customers at the end of each business day that we remit over the next few business days and classify as settlement liabilities. As of March 31, 2015, we had $29.8 million in settlement receivables for which we received payment in April 2015. As of March 31, 2015, we had $141.6 million in settlement liabilities due to our customers for these settlement services that were paid in April 2015. As the timing of cash received from settlement receivables and payment of settlement liabilities may differ, the total amount of cash held by us will fluctuate throughout the year. As of March 31, 2015 and December 31, 2014, the net cash available after considering settlement amounts was $33.2 million and $13.2 million, respectively.

Sources and Uses of Cash

The following table presents a summary of our cash flow activity (in thousands):

	For the Three Months Ended March 31,		Increase/(Decrease)
	2015	2014	Mar-15 vs. Mar-14

Cash flow activities
Net cash provided by operating activities	$85,816	$86,597	$(781)
Net cash used in investing activities	(12,594)	(2,879)	(9,715)
Net cash used in financing activities	(16,724)	(3,327)	(13,397)
Effect of exchange rates on cash	(580)	(79)	(501)

Cash and cash equivalents
Net increase for the period	55,918	80,312	(24,394)
Balance, beginning of the period	89,095	114,254	(25,159)

Balance, end of the period	$145,013	$194,566	$(49,553)

Cash flows provided by operating activities decreased by $0.8 million for the three months ended March 31, 2015, as compared to the same period in the prior year. This was related to a decrease in net income and changes working capital, primarily associated with the timing of our settlement receivables and settlement liabilities based on the number of business days outstanding prior to the settlement of our cash access transactions at the end of each period, partially offset by an increase in non-cash adjustments which was primarily in depreciation and amortization expense related to the Merger for the three months ended March 31, 2015 as compared to the same period in the prior year.

Cash flows used in investing activities increased by $9.7 million for the three months ended March 31, 2015, as compared to the same period in the prior year.  This increase was primarily due to an increase in capital expenditures, primarily associated with our Games segment.

Cash flows used in financing activities increased by $13.4 million for the three months ended March 31, 2015 as compared to the same period in the prior year. This increase was primarily due to higher principal payments on our Credit Facilities compared to the same period in the prior year.

Long-Term Debt

The following table summarizes our indebtedness (in thousands):

	At March 31,	At December 31,
	2015	2014
Long-term debt
Senior secured term loan	$497,500	$500,000
Senior secured notes	335,000	350,000
Senior unsecured notes	350,000	350,000
Total debt	1,182,500	1,200,000
Less: original issue discount	(10,769)	(11,213)
Total debt after discount	1,171,731	1,188,787
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion	$1,161,731	$1,178,787

Credit Facilities

In December 2014, we entered into the Credit Facilities, consisting of the Term Loan and Revolving Credit Facility. The fees associated with the Credit Facilities included original issue discounts of approximately $7.5 million and debt issuance costs of approximately $13.9 million.

We are required to repay the Term Loan in an amount equal to 0.50% per quarter of the initial aggregate principal with the final principal repayment installment on the maturity date.  Interest is due quarterly in arrears each March, June, September and December and the maturity date.

The Revolving Credit Facility remained undrawn as of March 31, 2015.

The interest rate per annum applicable to the Revolving Credit Facility is, at GCA’s option, the base rate or LIBOR plus, in each case, an applicable margin. The interest rate per annum applicable to the Term Loan is also, at GCA’s option, the base rate or LIBOR plus, in each case, an applicable margin. LIBOR will be reset at the beginning of each selected interest period based on the LIBOR rate then in effect; provided that, with respect to the Revolving Credit Facility, if LIBOR is below zero, then such rate will be equal to zero plus the applicable margin, and, with respect to the Term Loan, if LIBOR is below 1.0%, then such rate will be equal to 1.0% plus the applicable margin. The base rate is a fluctuating interest rate equal to the highest of (a) the prime lending rate announced by the administrative agent, (b) the federal funds effective rate from time to time plus 0.50%, and (c) LIBOR (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%. The applicable margins of 4.75% and 5.25% for the Revolving Credit Facility and Term Loan, respectively, are subject to adjustment based on our consolidated secured leverage ratio.

Voluntary prepayments of the Term Loan and the Revolving Credit Facility and voluntary reductions in the unused commitments are permitted in whole or in part, in minimum amounts as set forth in the credit agreement governing the Credit Facilities, with prior notice but without premium or penalty, except that certain refinancing transactions of the Term Loan within twelve months after the closing of the Credit Facilities will be subject to a prepayment premium of 1.00% of the principal amount repaid.

Subject to certain exceptions, the obligations under the Credit Facilities are secured by substantially all of the present and after acquired assets of each of GCA, Holdings and the subsidiary guarantors (the “Collateral”) including: (a) a perfected first priority pledge of all the capital stock of GCA and each domestic direct, wholly owned material restricted subsidiary held by Holdings, GCA or any such subsidiary guarantor; and (b) a perfected first priority security interest in substantially all other tangible and intangible assets of Holdings, GCA, and such subsidiary guarantors (including, but not limited to, accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing). Subject to certain exceptions, the Credit Facilities are unconditionally guaranteed by Holdings and such subsidiary guarantors and Multimedia Games and its material domestic subsidiaries.

The Term Loan had an applicable interest rate of 6.25% as of March 31, 2015 and December 31, 2014.

We were in compliance with the terms of the Credit Facilities as of March 31, 2015 and December 31, 2014.

Senior Secured Notes

In December 2014, we issued the Secured Notes. The fees associated with the Secured Notes included debt issuance costs of approximately $13.6 million.

Interest is due semi-annually in arrears each March and September.

The Secured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement.  Under the terms of the purchase agreement, during a one year period following the closing and upon prior notice from the initial purchasers, the Company must use commercially reasonable efforts to aid the purchasers in the resale of the Secured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein.

We were in compliance with the terms of the Secured Notes as of March 31, 2015 and December 31, 2014.

Senior Unsecured Notes

In December 2014, we issued the Unsecured Notes. The fees associated with the Unsecured Notes included original issue discounts of approximately $3.8 million and debt issuance costs of approximately $14.0 million.

Interest is due semi-annually in arrears each January and July.

The Unsecured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement.  Under the terms of the purchase agreement, during a one-year period following the closing and upon prior notice from the initial purchasers, the Company must use commercially reasonable efforts to aid the purchasers in the resale of the Unsecured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein.

In connection with the issuance of the Unsecured Notes, the Company entered into a registration rights agreement pursuant to which the Company agreed, for the benefit of the holders of the Unsecured Notes, to file with the SEC, and use its commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the Unsecured Notes for an issue of SEC-registered notes (the “Exchange Notes”) with terms identical to the Unsecured Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below). Under certain circumstances, including if applicable interpretations of the staff of the SEC do not permit the Company to effect the exchange offer, the Company and the guarantors must use their commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the Unsecured Notes and to keep that shelf registration statement effective until the first anniversary of the date such shelf registration statement becomes effective, or such shorter period that will terminate when all Unsecured Notes covered by the shelf registration statement have been sold. The obligation to complete the exchange offer and/or file a shelf registration statement will terminate on the second anniversary of the date of the Registration Rights Agreement. If the exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) on or before December 19, 2015, the annual interest rate borne by the Unsecured Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter until the exchange offer is completed or the shelf registration statement is declared effective, at which time the interest rate will revert to the original interest rate on the date the Unsecured Notes were originally issued.

We were in compliance with the terms of the Unsecured Notes as of March 31, 2015 and December 31, 2014.

Deferred Tax Asset

The Company recognized a deferred tax asset upon its conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in preexisting goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic statutory tax rate of 36.3%, this results in tax payments being approximately $19.0 million less than the annual provision for income taxes shown on the income statement for financial accounting purposes, or the amount of the annual provision, if less. There is an expected aggregate of $77.6 million in cash savings over the remaining life of the portion of the deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations. We believe that it is more likely than not that it will be able to utilize the deferred tax asset. However, the utilization of this tax asset is subject to many factors including our earnings, a change of control of the Company and future earnings.

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

Off-Balance Sheet Arrangements

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Condensed Consolidated Statements of Income and Comprehensive Income, were $0.5 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Condensed Consolidated Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $255.6 million and $396.3 million as of March 31, 2015 and December 31, 2014, respectively.

In June 2012, we amended the Contract Cash Solutions Agreement to increase the maximum amount of cash to be provided to us from $400.0 million to $500.0 million, and to extend the initial term from November 30, 2013 to November 30, 2014. In November 2014, we amended the Contract Cash Solutions Agreement to  extend the term one year until November 30, 2015.

We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three months ended March 31, 2015 and 2014.

Effects of Inflation

Our monetary assets, consisting primarily of cash, receivables, inventory and our non-monetary assets, consisting primarily of the deferred tax asset, goodwill and other intangible assets, are not significantly affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our operating expenses, such as those for salaries and benefits, armored carrier expenses, telecommunications expenses and equipment repair and maintenance services, which may not be readily recoverable in the financial terms under which we provide our Payments and Games products and services to gaming establishments and their patrons.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. The currency supplied by Wells Fargo was $255.6 million as of March 31, 2015. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $2.6 million impact on income before taxes over a 12-month period.  Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

The Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the Credit Facilities paid based on a base rate or based on LIBOR and we have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. The weighted average interest rate on the Credit Facilities was approximately 6.25% for the three months ended March 31, 2015. Based upon the outstanding balance on the Credit Facilities of $497.5 million as of March 31, 2015, each 1% increase in the applicable LIBOR would have a $5.0 million impact on interest expense over a 12 month period. The interest rates on the notes are fixed and therefore an increase in LIBOR does not impact the interest expense associated with the notes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of March 31, 2015 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required pursuant to Rule 13a-14 of the Exchange Act.

Internal Control over Financial Reporting

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2015. We completed the Merger with Multimedia in December 2014, which has not been fully integrated into our internal control framework. Multimedia was excluded from our evaluation on the effectiveness of internal control over financial reporting. This exclusion is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Multimedia constituted approximately 70% of our total assets as of March 31, 2015 and approximately 27% of total revenues for the three months ended March 31, 2015.

Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2015

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Multimedia Shareholder Litigation

As discussed in “Note 13. Commitments and Contingencies” of our Notes to the Condensed Consolidated Financial Statements included elsewhere in this 10-Q, in connection with the Merger, certain actions were filed by putative shareholders of Multimedia in the United States District Court for the Western District of Texas (the “Texas Federal Action”) and the District Court of Travis County, Texas (the “Texas State Court Action”). In both the Texas Federal Action and the Texas State Court Action, plaintiffs alleged that Multimedia’s directors breached their fiduciary duties to Multimedia and/or its shareholders because, among other things, the Merger allegedly involved an unfair price, an inadequate sales process, self-dealing and unreasonable deal protection devices. The complaints further alleged that Holdings and its formerly wholly owned merger subsidiary, Movie Merger Sub, Inc., aided and abetted those purported breaches of fiduciary duty.

On November 20, 2014, the defendants in the Texas Federal Action reached an agreement in principle with the plaintiffs in the Texas Federal Action regarding settlement of all claims asserted on behalf of the alleged class of Multimedia shareholders and on behalf of Multimedia, and that agreement is reflected in a memorandum of understanding. In connection with the settlement, Multimedia agreed to make certain additional disclosures in its proxy statement related to the Merger, which disclosures Multimedia made in a Current Report on Form 8-K filed on November 21, 2014. In addition, the defendants in the Texas Federal Action agreed not to oppose an application by plaintiffs in the Texas Federal Action for an attorneys’ fee award from the United States District Court for the Western District of Texas (the “District Court”) of up to $310,000. As contemplated in the memorandum of understanding, the parties entered into a Stipulation of Non-Opt Out Class and Derivative Settlement (the “Stipulation”) as of April 7, 2015 which was filed with the District Court on April 16, 2015. The Stipulation is subject to customary conditions, including District Court approval.

On April 16, 2015, Plaintiffs filed an unopposed motion for preliminary approval of the Stipulation. On April 22, 2015, the District Court entered an order preliminarily approving the Stipulation, providing for notice of the settlement to be provided to certain Multimedia shareholders and scheduling a hearing for final approval of the Stipulation on August 7, 2015.  There can be no assurance that the District Court will finally approve the Stipulation. In such event, the settlement as reflected in the Stipulation may be terminated.

The Texas State Court Action remains pending as of May 8, 2015, the date our condensed consolidated financial statements were issued. All of the defendants have filed answers containing general denials in that action.

Alabama Litigation

The Company is currently involved in two lawsuits, as further described below, related to Multimedia’s former charity bingo operations in the State of Alabama, neither of which it believes are material from a damages perspective. The lawsuits are currently pending in federal court, and include claims related to the alleged illegality of electronic charity bingo in the State of Alabama.

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against Multimedia and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that Multimedia participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs, and the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the filing of the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 29, 2013, the court entered an order granting the plaintiffs’ motion for class certification. On April 12, 2013, the defendants jointly filed a petition with the Eleventh Circuit Court of Appeals seeking permission to appeal the court’s ruling on class certification. On June 18, 2013, the Eleventh Circuit Court of Appeals entered an order granting the petition to appeal. Following briefing and oral argument, on April 2, 2014, the Eleventh Circuit Court of Appeals entered an order reversing the district court’s ruling on class certification and remanding the case to the district court. The parties have reached a settlement that will become final upon approval of the bankruptcy court overseeing the bankruptcy of one of the plaintiffs. Until the settlement becomes final, the Company will continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, Multimedia and other manufacturers were added as defendants. The plaintiffs, who claim to have been patrons of White Hall, allege that Multimedia participated in gambling operations that violated Alabama state law by supplying to White Hall purportedly unlawful electronic bingo machines played by the plaintiffs, and the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the filing of the complaint under Ala. Code, Sec 8-1-150(A). The plaintiffs requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama, Northern Division. The court has not ruled on the plaintiffs’ motion for class certification. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.

We are subject to other claims and suits that arise from time to time in the ordinary course of business, including those discussed above. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A. Risk Factors.

There have been no changes to our risk factors since the most recent filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases and Withholding of Equity Securities

	Total Number of		Average Price per
	Shares Purchased or		Share Purchased or
	Withheld		Withheld
	(000’s)

Tax Withholdings
1/1/15 – 3/31/15	1.0	(1)	$6.72	(2)
2/1/15 – 2/28/15	1.0	(1)	$7.02	(2)
3/1/15 – 3/31/15	0.9	(1)	$7.08	(2)

Sub-Total	2.9	(1)	6.94	(2)

Total	2.9		$6.94

(1)         Represents the shares of common stock that were withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such awards. There are no limitations on the number of shares of the Company’s common stock that may be withheld from restricted stock awards to satisfy the minimum tax withholding obligations incident to the vesting of such awards.

(2)         Represents the average price per share of the Company’s common stock withheld from restricted stock awards on the date of withholding.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Employment Agreement with Edward Peters, dated January 15, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2015).

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

32.1**	Certification of Ram V. Chary, Chief Executive Officer of Global Cash Access Holdings, Inc. in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Randy L. Taylor, Chief Financial Officer of Global Cash Access Holdings, Inc. in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2015	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)	(Registrant)

	By:	/s/ Randy L. Taylor
Randy L. Taylor
Chief Financial Officer
(For the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Employment Agreement with Edward Peters, dated January 15, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2015).

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

32.1**	Certification of Ram V. Chary, Chief Executive Officer of Global Cash Access Holdings, Inc. in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Randy L. Taylor, Chief Financial Officer of Global Cash Access Holdings, Inc. in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.