Form 10-Q
period 2015-06-30
Global Cash Access Holdings, Inc.
filed 2015-08-06
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of July 29, 2015, there were 65,938,654 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$206,364	$144,946	$413,837	$295,517
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	127,222	109,375	254,245	222,614
Operating expenses	26,847	21,261	42,688	41,299
Research and Development	4,470	—	9,906	—
Depreciation	10,717	1,919	21,094	3,846
Amortization	20,772	2,769	41,427	5,123
Total costs and expenses	190,028	135,324	369,360	272,882
Operating income	16,336	9,622	44,477	22,635
Other expenses
Interest expense, net of interest income	24,958	2,083	50,613	3,629
Loss on extinguishment of debt	12,977	—	12,977	—
Total other expenses	37,935	2,083	63,590	3,629
(Loss) income from operations before tax	(21,599)	7,539	(19,113)	19,006
Income tax (benefit) provision	(8,858)	2,815	(6,841)	6,793
Net (loss) income	(12,741)	4,724	(12,272)	12,213
Foreign currency translation	811	381	(62)	382
Comprehensive (loss) income	$(11,930)	$5,105	$(12,334)	$12,595
(Loss) earnings per share
Basic	$(0.19)	$0.07	$(0.19)	$0.19
Diluted	$(0.19)	$0.07	$(0.19)	$0.18
Weighted average common shares outstanding
Basic	65,844	65,970	65,734	65,940
Diluted	65,844	67,087	65,734	67,206

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	At June 30,	At December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$165,017	$89,095
Settlement receivables	23,716	43,288
Trade receivables, net of allowances for doubtful accounts of $2.9 million and $2.8 million at June 30, 2015 and December 31, 2014, respectively	41,834	37,697
Other receivables	11,372	20,553
Inventory	23,453	27,163
Prepaid expenses and other assets	21,090	18,988
Deferred tax asset	9,591	9,591
Total current assets	296,073	246,375
Non-current assets
Property, equipment and leasehold improvements, net	104,521	106,085
Goodwill	857,670	857,913
Other intangible assets, net	404,132	436,785
Other receivables, non-current	7,808	9,184
Other assets, non-current	36,915	50,943
Total non-current assets	1,411,046	1,460,910
Total assets	$1,707,119	$1,707,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$141,211	$119,157
Accounts payable and accrued expenses	116,695	104,668
Current portion of long-term debt	10,000	10,000
Total current liabilities	267,906	233,825
Non-current liabilities
Deferred tax liability, non-current	49,808	57,333
Long-term debt, less current portion	1,157,506	1,178,787
Other accrued expenses and liabilities	4,927	5,867
Total non-current liabilities	1,212,241	1,241,987
Total liabilities	1,480,147	1,475,812

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, $0.001 par value, 500,000 shares authorized and 90,743 and 90,405 shares issued at June 30, 2015 and December 31, 2014, respectively	91	90
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	253,555	245,682
Retained earnings	147,879	160,152
Accumulated other comprehensive income	1,507	1,569
Treasury stock, at cost, 24,821 and 24,816 shares at June 30, 2015 and December 31, 2014, respectively	(176,060)	(176,020)
Total stockholders’ equity	226,972	231,473
Total liabilities and stockholders’ equity	$1,707,119	$1,707,285

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net (loss) income	$(12,272)	$12,213
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and Amortization	62,521	8,969
Amortization of financing costs	3,730	942
Loss/(gain) on sale or disposal of assets	374	(21)
Accretion of contract rights	4,092	—
Provision for bad debts	4,370	4,229
Loss on early extinguishment of debt	12,977	—
Stock-based compensation	3,954	5,409
Other non-cash items	(20)	—
Changes in operating assets and liabilities:
Trade and other receivables	(75)	(3,772)
Settlement receivables	19,544	13,257
Inventory	3,761	(2,269)
Prepaid and other assets	(18,396)	(117)
Deferred income taxes	(7,525)	5,611
Settlement liabilities	22,240	29,553
Accounts payable and accrued expenses	27,116	1,425
Net cash provided by operating activities	126,391	75,429
Cash flows from investing activities
Acquisitions, net of cash acquired	(2,257)	(11,845)
Capital expenditures	(29,660)	(7,493)
Proceeds from sale of fixed assets	29	213
Repayments under development agreements	2,392	—
Advances under development and placement agreements	(1,255)	—
Changes in restricted cash and cash equivalents	60	(45)
Net cash used in investing activities	(30,691)	(19,170)
Cash flows from financing activities
Repayments of prior credit facility	—	(7,000)
Repayments of credit facility	(5,000)	—
Repayments of secured notes	(350,000)	—
Proceeds from issuance of secured notes	335,000	—
Debt issuance costs	(1,154)	—
Proceeds from exercise of stock options	1,673	4,613
Purchase of treasury stock	(40)	(6,604)
Net cash used in financing activities	(19,521)	(8,991)
Effect of exchange rates on cash	(257)	476
Cash and cash equivalents
Net increase for the period	75,922	47,744
Balance, beginning of the period	89,095	114,254
Balance, end of the period	$165,017	$161,998
Supplemental cash disclosures
Cash paid for interest	$25,107	$3,504
Cash (refunded) paid for income tax, net	$(6,184)	$508

Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$5,091	$1,253
Accrued and unpaid contingent liability for NEWave acquisition	$—	$2,463
Issuance of warrants	$2,246	$—

See notes to unaudited condensed consolidated financial statements.

GLOBAL CASH ACCESS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITEDCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS

Overview

Global Cash Access Holdings, Inc. (“Holdings”) is a holding company, the assets of which are the issued and outstanding capital stock of each of Global Cash Access, Inc. (“GCA”) and Multimedia Games Holding Company, Inc. (“Multimedia”). Unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” refer to Holdings together with its consolidated subsidiaries.

GCA is dedicated to providing video and mechanical reel gaming content and technology solutions, integrated gaming payments solutions and compliance and efficiency software. The Company’s Games business provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including the award winning TournEvent® slot tournament solution; and (b) the central determinant system for the video lottery terminals (“VLTs”) installed at racetracks in the State of New York. The Company’s Payments business provides: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.

2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the full fiscal year.  The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Advertising, Marketing and Promotional Costs

We expense advertising, marketing and promotional costs as incurred. Total advertising, marketing and promotional costs, included in operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, were $0.5 million and $0.8 million and $0.2 million and $0.4 million for the three and six months ended June 30, 2015 and 2014, respectively.

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

The following table presents the fair value and carrying value of our long-term debt as of June 30, 2015 (amounts in thousands):

	Level of		Carrying
	Hierarchy	Fair Value	Value
Term loan	1	$498,713	$495,000
Senior secured notes	3	$345,888	$335,000
Senior unsecured notes	1	$336,000	$350,000

The senior secured notes were fair valued using a Level 3 input by evaluating the trading activities of similar debt instruments as there was no market activity as of June 30, 2015.  The senior unsecured notes were syndicated in April 2015 and transitioned from level 3 to level 1 on the fair value hierarchy as of June 30, 2015.

At December 31, 2014, the fair value of our long-term debt was considered to approximate the carrying amount as our acquisition of Multimedia occurred on December 19, 2014, for which our long-term debt was incurred.

Business Segments

During the first quarter of 2015, we changed our organizational structure as part of our transformation to a Games and Payments company providing solutions to the gaming industry. As a result, information that our chief operating decision-making group regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in the first quarter of 2015, we are reporting our financial performance based on our new segments described in “Note 18.  Segment Information”. We have presented prior period amounts to conform to the way we now internally manage and monitor segment performance beginning in 2015. This change had no impact on our condensed consolidated financial statements.

Recent Accounting Guidance

Recent Accounting Guidance Not Yet Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-11, which provides guidance on the measurement of inventory value.  The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.                                                                          The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, which provides guidance to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The pronouncement is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years, and early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

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

3. BUSINESS COMBINATIONS

Multimedia Games Holding Company, Inc.

On December 19, 2014, Holdings completed its acquisition of Multimedia. Pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2014 (the “Merger Agreement”), by and among Holdings, Movie Merger Sub, Inc., a wholly owned subsidiary of Holdings (“Merger Sub”), and Multimedia, Merger Sub merged with and into Multimedia, with Multimedia continuing as the surviving corporation (the “Merger”). In the Merger, Multimedia became a wholly owned subsidiary of Holdings. Also, as a result of the Merger, each outstanding share of common stock, par value $0.01 per share, of Multimedia, other than shares held by Holdings, Multimedia, Merger Sub or their respective subsidiaries, was cancelled and converted into the right to receive $36.50 in cash, without interest (the “Merger Consideration”), together with the consideration paid in connection with the acceleration and full vesting of certain Multimedia equity awards, (collectively, the “Total Merger Consideration”).

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

The following table summarizes acquired tangible assets (in thousands):

	Useful Life			Estimated
	(years)			Fair Value
Property, equipment and leased assets
Gaming equipment	2	-	4	$78,201
Leasehold and building improvements	Lease Term			2,105
Machinery and equipment	3	-	5	4,126
Other	2	-	7	2,851
Total property, equipment and leased assets				$87,283

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

The following table summarizes acquired intangible assets (in thousands):

	Useful Life			Estimated
	(years)			Fair Value
Other intangible assets
Tradenames and trademarks	3	-	7	$14,800
Computer software	3	-	5	3,755
Developed technology	2	-	6	139,645
Customer relationships	8	-	12	231,100
Contract rights	1	-	7	14,000
Total other intangible assets				$403,300

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

We expensed approximately $0.4 million and $1.8 million of costs incurred related to the acquisition of Multimedia for financial advisory services, financing related fees, accounting and legal fees and other transaction-related expenses during the three and six months ended June 30, 2015, respectively. These expenses are included in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income within operating expenses. These costs do not include any costs related to additional site consolidation or rationalization that we might consider in the future.

NEWave, Inc.

In April 2014, we acquired all of the outstanding capital stock of NEWave, Inc. (“NEWave”) for an aggregate purchase price of approximately $14.9 million, of which we estimated that approximately $2.5 million would be paid in the second quarter of 2015. As of June 30, 2015, a final payment of $2.3 million was remitted. NEWave is a supplier of anti-money laundering compliance, audit and data efficiency software to the gaming industry. The assets acquired, liabilities assumed and goodwill recorded were not material to the financial statements.

We have not provided the supplemental pro forma impact of the NEWave acquisition on the revenue and earnings of the combined entity as if the acquisition date had been January 1, 2013, and the amount of revenue and earnings derived from NEWave have not been presented on a supplemental basis as such amounts are not material for the three and six months ended June 30, 2015 and 2014, respectively.

4. ATM FUNDING AGREEMENTS

Contract Cash Solutions Agreement

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, were $0.5 million and $1.0 million and $0.6 million and $1.2 million for the three and six months ended June 30, 2015 and 2014, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Condensed Consolidated Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $271.8 million and $396.3 million as of June 30, 2015 and December 31, 2014, respectively.

In November 2014, we amended the Contract Cash Solutions Agreement to extend the term one year until November 30, 2015.

In June 2015, we amended the Contract Cash Solutions Agreement to decrease the maximum amount of cash to be provided to us from $500.0 million to $425.0 million and to extend the term of the agreement from November 30, 2015 to June 30, 2018.

We are responsible for any losses of cash in the ATMs under this agreement and we self‑insure for this risk. We incurred no material losses related to this self‑insurance for the three and six months ended June 30, 2015 and 2014.

Site-Funded ATMs

We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these

Site-Funded ATMs. The Site-Funded ATM liability is included within “Settlement liabilities” in the accompanying Condensed Consolidated Balance Sheets and was $69.4 million and $69.3 million as of June 30, 2015 and December 31, 2014, respectively.

5. TRADE RECEIVABLES

Trade receivables represent short-term credit granted to customers for which collateral is generally not required. The balance of trade receivables consists of outstanding balances owed to us by gaming establishments and casino patrons. The balance of trade receivables consisted of the following (in thousands):

.	At June 30,	At December 31,
	2015	2014

Trade receivables, net
Games trade receivables	$32,800	$28,270
Kiosk trade receivables	4,723	5,247
Warranty and other trade receivables	4,311	4,180
Total trade receivables, net	$41,834	$37,697

The material balance of the allowance for doubtful accounts for trade receivables is from warranty receivables. On a monthly basis, we evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The outstanding balance of the warranty reserve was $2.9 and $2.8 million as of June 30, 2015 and December 31, 2014, respectively.

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

Other receivables also include income taxes receivable and other miscellaneous receivables. The balance of other receivables consisted of the following (in thousands):

	At June 30,	At December 31,
	2015	2014
Other receivables
Notes and loans receivable, net of discount of $776 and $853, respectively	$10,984	$13,939
Federal and state income tax receivable	7,465	15,092
Other	731	706
Total other receivables	19,180	29,737
Less: Notes and loans receivable, non-current	7,808	9,184
Total other receivables, current portion	$11,372	$20,553

7. PREPAID AND OTHER ASSETS

Prepaid and other assets include the balance of prepaid expenses, deposits, debt issuance costs and other assets. The short-term portion of these assets is included in prepaid and other assets and the long-term portion is included in other assets, non-current.

The balance of prepaid and other assets consisted of the following (in thousands):

	At June 30,	At December 31,
	2015	2014

Prepaid expenses and other assets
Prepaid expenses	$7,755	$7,163
Deposits	9,582	8,781
Other	3,753	3,044
Total prepaid expenses and other assets	$21,090	$18,988

The balance of other assets, non-current consisted of the following (in thousands):

	At June 30,	At December 31,
	2015	2014
Other assets, non-current
Debt issuance costs	$26,592	$41,109
Prepaid expenses and deposits, non-current	4,430	3,956
Other	5,893	5,878
Total other assets, non-current	$36,915	$50,943

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

Inventory consisted of the following (in thousands):

	At June 30,	At December 31,
	2015	2014
Inventory
Raw materials and component parts, net of reserves of $142 and $22, respectively	$19,387	$21,151
Work in progress	1,403	803
Finished goods	2,663	5,209
Total inventory	$23,453	$27,163

9. PROPERTY, EQUIPMENT AND LEASED ASSETS

Property, equipment and leased assets consist of the following (in thousands):

				At June 30, 2015			At December 31, 2014
	Useful Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Property, equipment and leased assets
Rental pool - deployed	2	-	4	$78,058	$13,992	$64,066	$70,295	$876	$69,419
Rental pool - undeployed	2	-	4	14,831	2,699	12,132	10,562	151	10,411
ATM equipment			5	20,818	14,692	6,126	23,572	16,544	7,028
Office, computer and other equipment			3	16,745	10,543	6,202	15,238	8,848	6,390
Leasehold and building improvements	Lease Term			6,142	1,456	4,686	6,289	895	5,394
Machinery and equipment	3	-	5	5,282	538	4,744	3,395	34	3,361
Cash advance equipment			3	6,620	2,159	4,461	3,372	1,873	1,499
Other	2	-	5	2,524	420	2,104	2,772	189	2,583
Total				$151,020	$46,499	$104,521	$135,495	$29,410	$106,085

Depreciation expense related to other property, equipment and leased assets totaled approximately $10.7 million and $21.1 million and $1.9 million and $3.8 million for the three and six months ended June 30, 2015 and 2014, respectively. Our property, equipment and leased assets were not impaired for the three and six months ended June 30, 2015 and 2014.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was $857.7 million and $857.9 million at June 30, 2015 and December 31, 2014, respectively. Our goodwill was not impaired for the three and six months ended June 30, 2015 and 2014. Additionally, no impairment was identified during our annual impairment testing as of October 1, 2014.

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

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

				At June 30, 2015			At December 31, 2014
	Useful Life				Accumulated	Net Book		Accumulated	Net Book
	(years)			Cost	Amortization	Value	Cost	Amortization	Value
Other intangible assets
Contract rights under development and placement fee agreements	1	-	7	$16,387	$4,092	$12,295	$14,000	$301	$13,699
Customer contracts	7	-	14	43,938	32,221	11,717	43,938	29,931	14,007
Customer relationships	8	-	12	231,100	11,240	219,860	231,100	733	230,367
Developed technology and software	1	-	6	184,242	40,679	143,563	174,417	14,604	159,813
Patents, trademarks and other	1	-	17	27,841	11,144	16,697	27,856	8,957	18,899
Total				$503,508	$99,376	$404,132	$491,311	$54,526	$436,785

Amortization expense related to other intangible assets totaled approximately $20.8 million and $41.4 million and $2.8 million and $5.1 million for the three and six months ended June 30, 2015 and 2014, respectively. We capitalized and placed into service $4.7 million and $5.7 million and $4.5 million and $4.9 million of software development costs for the three and six months ended June 30, 2015 and 2014, respectively.

On a quarterly basis, we evaluate our other intangible assets for potential impairment as part of our quarterly review process. No impairment was identified for our other intangible assets during our assessment for the three and six months ended June 30, 2015 and 2014.

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

11.ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents our accounts payable and accrued expenses (in thousands):

	At June 30,	At December 31,
	2015	2014
Accounts payable and accrued expenses
Trade accounts payable	$52,169	$48,962
Accrued interest	26,698	3,387
Payroll and related expenses	7,275	10,889
Deferred and unearned revenues	9,308	8,016
Cash access processing and related expenses	3,535	4,414
Accrued taxes	1,999	3,195
Other	15,711	25,805
Total accounts payable and accrued expenses	$116,695	$104,668

12. LONG-TERM DEBT

The following table summarizes our outstanding indebtedness (in thousands):

	At June 30,	At December 31,
	2015	2014
Long-term debt
Senior secured term loan	$495,000	$500,000
Senior secured notes	335,000	350,000
Senior unsecured notes	350,000	350,000
Total debt	1,180,000	1,200,000
Less: original issue and warrant discount	(12,494)	(11,213)
Total debt after discount	1,167,506	1,188,787
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion	$1,157,506	$1,178,787

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

We are required to repay the Term Loan in an amount equal to 0.50% per quarter of the initial aggregate principal with the final principal repayment installment on the maturity date.  Interest is due in arrears each March, June, September and December and at the maturity date; however, interest may be remitted within one to three months of such dates.

The Revolving Credit Facility remained undrawn as of June 30, 2015.

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

The Term Loan had an applicable interest rate of 6.25% as of June 30, 2015 and December 31, 2014.

We were in compliance with the terms of the Credit Facilities as of June 30, 2015 and December 31, 2014.

Senior Secured Notes and Refinance of Senior Secured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 7.75% Senior Secured Notes due 2021 (the “Secured Notes”). The fees associated with the Secured Notes included debt issuance costs of approximately $13.6 million.

Interest is due quarterly in arrears each January, April, July and October.

The Secured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement.  Under the terms of the purchase agreement, during a one year period following the closing and upon prior notice from the initial purchasers, the Company was required to use commercially reasonable efforts to aid the initial purchasers in the resale of the Secured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein. Alternatively, GCA had the ability to redeem the Secured Notes from the initial purchasers without penalty.

On April 15, 2015, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) among GCA, CPPIB Credit Investments III Inc. (the “Purchaser”), and Deutsche Bank Trust Company Americas, as collateral agent (the “Collateral Agent”), and issued $335.0 million in aggregate principal amount of its 7.25% Senior Secured Notes due 2021 (the “Refinanced Secured Notes”) in a private offering to the Purchaser. With the proceeds from the issuance of the Refinanced Secured Notes, GCA redeemed, in full, the Company’s then outstanding Secured Notes from the initial purchasers in accordance with the terms of the indenture governing the Secured Notes. In connection with the issuance of the Refinanced Secured Notes during the second quarter of 2015, we expensed $13.0 million of related debt issuance costs and fees to “Loss on extinguishment of debt” associated with the redeemed Senior Secured Notes that were outstanding prior to the refinance transaction.

In connection with the issuance of the Refinanced Secured Notes and pursuant to the terms of the Note Purchase Agreement, the Company issued to the Purchaser a warrant to purchase 700,000 shares of Holdings’ common stock, with an exercise price equal to $9.88 per share, representing a 30% premium to the volume-weighted average price of Holdings’ common stock for the ten trading days prior to the issuance of the warrant. The warrant expires on the sixth anniversary of the date of issuance. The number of shares issuable pursuant to the warrant and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, mergers and certain other events. The warrants were valued at $2.2 million using a modified Black-Scholes model and were accounted for as a debt discount.

We were in compliance with the terms of the Secured Notes as of June 30, 2015 and December 31, 2014.

Senior Unsecured Notes

In December 2014, we issued $350 million in aggregate principal amount of 10.0% Senior Unsecured Notes due 2022 (the “Unsecured Notes”). The fees associated with the Unsecured Notes included original issue discounts of approximately $3.8 million and debt issuance costs of approximately $14.0 million.

Interest is due semi-annually in arrears each January and July.

The Unsecured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement.  Under the terms of the purchase agreement, during a one-year period following the closing and upon prior notice from the initial purchasers, the Company was required to use commercially reasonable efforts to aid the initial purchasers in the resale of the Unsecured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein. The Unsecured Notes were resold by the initial purchasers to third parties in the second quarter of 2015.

In connection with the issuance of the Unsecured Notes, the Company entered into a registration rights agreement pursuant to which the Company agreed, for the benefit of the initial holders of the Unsecured Notes, to file with the SEC, and use its commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the Unsecured Notes for an issue of SEC-registered notes (the “Exchange Notes”) with terms identical to the Unsecured Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below). Under certain circumstances, including if applicable interpretations of the staff of the SEC do not permit the Company to effect the exchange offer, the Company and the guarantors must use their commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the Unsecured Notes and to keep that shelf registration statement effective until the first anniversary of the date such shelf registration statement becomes effective, or such shorter period that will terminate when all Unsecured Notes covered by the shelf registration statement have been sold. The obligation to complete the exchange offer and/or file a shelf registration statement will terminate on the second anniversary of the date of the Registration Rights Agreement. If the exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) on or before December 19, 2015, the annual interest rate borne by the Unsecured Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter until the exchange offer is completed or the shelf registration statement is declared effective, at which time the interest rate will revert to the original interest rate on the date the Unsecured Notes were originally issued.

We were in compliance with the terms of the Unsecured Notes as of June 30, 2015 and December 31, 2014.

13.COMMITMENTS AND CONTINGENCIES

Multimedia Shareholder Litigation

In connection with the Merger, certain actions were filed by putative shareholders of Multimedia in the United States District Court for the Western District of Texas (the “Texas Federal Action”) and the District Court of Travis County, Texas (the “Texas State Court Action”). In both the Texas Federal Action and the Texas State Court Action, plaintiffs alleged that Multimedia’s directors breached their fiduciary duties to Multimedia and/or its shareholders because, among other things, the Merger allegedly involved an unfair price, an inadequate sales process, self-dealing and unreasonable deal protection devices. The complaints further alleged that Holdings and its formerly wholly owned merger subsidiary, Merger Sub, aided and abetted those purported breaches of fiduciary duty.

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

On April 16, 2015, Plaintiffs filed an unopposed motion for preliminary approval of the Stipulation. On April 22, 2015, the District Court entered an order preliminarily approving the Stipulation, providing for notice of the settlement to be provided to certain Multimedia shareholders and scheduling a hearing for final approval of the Stipulation on August 7, 2015. On July 10, 2015, Plaintiffs filed an unopposed motion for final approval of the Stipulation.  The deadline for class members to file objections to the Stipulation passed on July 17, 2015.  As of August 3, 2015, no such objections had been filed. There can be no assurance that the District Court will finally approve the Stipulation. In such event, the settlement as reflected in the Stipulation may be terminated.

The Texas State Court Action remains pending as of August 3, 2015, the date these condensed consolidated financial statements were issued. All of the defendants have filed answers containing general denials in that action. The Stipulation preliminarily approved in the Texas Federal Action includes a release of the claims asserted in the Texas State Court Action.

Alabama Litigation

The Company is currently involved in one lawsuit and recently resolved another, as further described below, related to Multimedia’s former charity bingo operations in the State of Alabama, neither of which it believes is material from a damages perspective. The active lawsuit is currently pending in federal court and the resolved lawsuit was pending in federal court, and both include claims related to the alleged illegality of electronic charity bingo in the State of Alabama.

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against Multimedia and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that Multimedia participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs, and the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the filing of the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 29, 2013, the court entered an order granting the plaintiffs' motion for class certification. On April 12, 2013, the defendants jointly filed a petition with the Eleventh Circuit Court of Appeals seeking permission to appeal the court's ruling on class certification. On June 18, 2013, the Eleventh Circuit Court of Appeals entered an order granting the petition to appeal. Following briefing and oral argument, on April 2, 2014, the Eleventh Circuit Court of Appeals entered an order reversing the district court's ruling on class certification and remanding the case to the district court. The parties reached a settlement that became final upon approval of the bankruptcy court overseeing the bankruptcy of one of the plaintiffs. The lawsuit was dismissed with prejudice by court order dated June 10, 2015.

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

Gain Contingency Settlement

In January 2014, we filed a complaint against certain third party defendants alleging conspiracy in restraint of competition regarding interchange fees, monopolization by defendants in the relevant market, and attempted monopolization of the defendants in the relevant market. We demanded a trial by jury of all issues so triable. The defendants filed a motion to dismiss on March 13, 2014. A settlement agreement was made as of January 16, 2015 and on January 22, 2015 the settlement agreement was executed and delivered for which we received $14.4 million in cash and recorded the settlement proceeds in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the six months ended June 30, 2015.

We are also subject to other claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

14.SHAREHOLDERS’ EQUITY

Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of June 30, 2015 and December 31, 2014, we had no shares outstanding of preferred stock.

Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of June 30, 2015 and December 31, 2014, we had 90,743,001 and 90,405,450 shares of common stock issued, respectively.

Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 2,599 and 5,444, and 11,963 and 43,129 shares of common stock, at an aggregate purchase price of $20,167 and $39,910, and $0.1 million and $0.4 million, for the three and six months ended June 30, 2015 and 2014, respectively, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.

15.WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares
Weighted average number of common shares outstanding - basic	65,844	65,970	65,734	65,940
Potential dilution from equity grants(1)	—	1,117	—	1,266
Weighted average number of common shares outstanding - diluted	65,844	67,087	65,734	67,206

(1)

The Company was in a net loss position for the three and six months ended June 30, 2015, and therefore, no potential dilution from the application of the treasury stock method was applicable. The potential dilution excludes the weighted average effect of equity awards to acquire 7.5 million and 6.5 million of our common stock for the three and six months ended June 30, 2014 as the application of the treasury stock method, as required, makes them anti-dilutive.

16.SHARE-BASED COMPENSATION

Equity Incentive Awards

Our 2014 Equity Incentive Plan (the “2014 Plan”) is used to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of our business.  The 2014 Plan superseded the then current 2005 Stock Incentive Plan (the “2005 Plan”). The 2014 Plan is administered by our Compensation Committee of our Board of Directors, which has the authority to select individuals who are to receive options or other equity incentive awards and to specify the terms and conditions of grants of options or other equity incentive awards, the vesting provisions, the term and the exercise price.

Generally, we grant the following award types: (a) time-based options, (b) cliff-vesting time-based options, (c) market-based options and (d) restricted stock.   These awards have varying vesting provisions and expiration periods. For the three and six months ended June 30, 2015, we granted time-based options and market-based options.

Our time-based stock options granted under the 2014 Plan vest at a rate of 25% per year on each of the first four yearly anniversaries of the option grant dates. These options expire after a ten-year period.

Our market-based stock options granted under the 2014 Plan vest if our average stock price in any period of 30 consecutive trading days meets certain target prices during a four-year period that commenced on the date of grant for these options.  If these target prices are not met during such four-year period, the unvested shares underlying the options will terminate, however, upon the Participant’s termination of Service if the Participant’s Service is terminated by the Participating Company without Cause within ten days prior to, or within eighteen (18) months after, the date a Change in Control is consummated, the unvested options granted would become fully vested.  These options expire after a seven-year period.

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock
	Granted	Granted
Outstanding, December 31, 2014	13,626	440
Additional authorized shares	—	—
Granted	6,097	—
Exercised options or vested shares	(315)	(22)
Canceled or forfeited	(1,694)	(1)
Outstanding, June 30, 2015	17,714	417

The maximum number of shares available for future equity awards under the 2014 Plan is approximately 6.6 million shares of our common stock; and there are no shares available for future equity awards under the 2005 Plan.

Stock Options

The fair value of time-based options was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended
	June 30,
	2015	2014
Risk-free interest rate	1%	1%
Expected life of options (in years)	4	4
Expected volatility	43%	54%
Expected dividend yield	0%	0%

The fair value of market-based options was determined as of the date of grant using a lattice-based option valuation model. For the market-based options issued in the second quarter 2015, the assumptions were: (a) risk-free interest rate of 1%; (b) measurement period of four years; (c) expected volatility of 47%; and (d) no expected dividend yield.

The following tables present the options activity:

			Weighted
	Number of	Weighted Average	Average Life	Aggregate
	Common Shares	Exercise Price	Remaining	Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Outstanding, December 31, 2014	13,626	$7.64	6.5	$9,148
Granted	6,097	7.74
Exercised	(315)	5.39
Canceled or forfeited	(1,694)	10.13
Outstanding, June 30, 2015	17,714	$7.48	7.0	$12,446
Vested and expected to vest, June 30, 2015	14,717	$7.43	6.8	$11,780
Exercisable, June 30, 2015	6,651	$7.30	4.4	$8,785

There were $6.1 million options granted for the three and six months ended June 30, 2015. There were 3.0 million and 5.0 million options granted for the three and six months ended June 30, 2014, respectively. The weighted average grant date fair value per share of the options granted was $2.49 for the three and six months ended June 30, 2015. The weighted average grant date fair value per share of the options granted was $2.86 and $3.27 for the three and six months ended June 30, 2014, respectively. The total intrinsic value of options exercised was $0.3 million and $0.8 million and $0.7 million and $2.4 million for the three and six months ended June 30, 2015 and 2014, respectively.

There was $21.8 million in unrecognized compensation expense related to options expected to vest as of June 30, 2015. This cost was expected to be recognized on a straight-line basis over a weighted average period of 3.0 years. We received $1.7 million in proceeds from the exercise of options and recorded $3.5 million in non-cash compensation expense related to options granted that were expected to vest for the six months ended June 30, 2015.

There was $15.6 million in unrecognized compensation expense related to options expected to vest as of June 30, 2014.  This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.9 years. We recorded $4.6 million in non-cash compensation expense related to options granted that were expected to vest as of June 30, 2014. We received $4.6 million in cash from the exercise of options for the six months ended June 30, 2014.

Restricted Stock

The following is a summary of non-vested share awards for our time-based restricted shares:

		Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
	(in thousands)	(per share)
Outstanding, December 31, 2014	440	$7.11
Granted	—	—
Vested	(22)	7.09
Forfeited	(1)	7.09
Outstanding, June 30, 2015	417	$7.11

There were no shares of restricted stock granted for the three and six months ended June 30, 2015 and 2014.  The total fair value of restricted stock vested was $0.1 million and $0.2 million and $0.4 million and $1.4 million for the three and six months ended June 30, 2015 and 2014, respectively.

There was $2.5 million in unrecognized compensation expense related to shares of time based restricted shares expected to vest as of June 30, 2015. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.8 years. There were 21,700 shares of restricted stock that vested and we recorded $0.4 million in non-cash compensation expense related to the restricted stock granted that was expected to vest during the six months ended June 30, 2015.

There was $1.4 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest as of June 30, 2014. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.6 years. There were 0.2 million shares of time-based restricted shares vested and we recorded $0.8 million in non-cash compensation expense related to the restricted stock granted that was expected to vest for the six months ended June 30, 2014.

17.INCOME TAXES

The provision for income tax reflected an effective income tax rate benefit of 41.0% and 35.8% for the three and six months ended June 30, 2015, respectively, which was higher than the statutory federal rate of 35.0% primarily due to state taxes and the lower foreign tax rate applicable to our foreign source income, partially offset by non-statutory stock options that expired in 2015. The provision for income tax reflected an effective income tax rate expense of 37.3% and 35.7% for the same periods in the prior year, which was higher than the statutory federal rate of 35.0% primarily due to state taxes, an increase in our valuation allowance for certain foreign losses and non-cash compensation expenses related to stock options, partially offset by a lower foreign tax rate applicable to our foreign source income.

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As part of the Merger, the Company recorded $0.7 million of unrecognized tax benefits as of December 31, 2014, which is consistent with the balance as of June 30, 2015. Other than the unrecognized tax benefit related to the Merger, we believe that our income tax filing positions and deductions will be sustained upon audit and we do not anticipate any adjustments that will result in a material change to our financial position. We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expense.

18.SEGMENT INFORMATION

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

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

The following tables present segment information (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenues
Games	$54,868	$—	$109,913	$—
Payments	151,496	144,946	303,924	295,517
Total revenues	$206,364	$144,946	$413,837	$295,517

Operating income
Games	$4,199	$—	$4,813	$—
Payments	12,137	9,622	39,664	22,635
Total operating income	$16,336	$9,622	$44,477	$22,635

	At
	June 30, 2015	December 31, 2014
Total assets
Games	$1,229,054	$1,242,822
Payments	478,065	464,463
Total assets	$1,707,119	$1,707,285

Major customers. For the three and six months ended June 30, 2015 and 2014, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 28% and 30% of our total revenue for both the three and six months ended June 30, 2015 and 2014, respectively.

19.SUBSEQUENT EVENTS

As of August 5, 2015, we had not identified, and were not aware of, any subsequent events for the three and six months ended June 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following management discussion and analysis of financial condition and results of operations contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “estimate,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “may,” “should,” or “will” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: the risk that our recent acquisition of Multimedia will not produce the expected results we anticipate; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions consistent with our forecasts, including Multimedia; expectations regarding our existing and future installed base and win per day; expectations regarding development and placement fee arrangements; expectations regarding customers’ preferences and demands for future gaming offerings; expectations regarding our product portfolio; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to successfully complete the conversion of our third-party processor; our ability to comply with the Europay, MasterCard and Visa global standard for cards equipped with computer chips; our ability to introduce new products and services; gaming establishment and patron preferences; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; inaccuracies in underlying operating assumptions; expenditures and product development; business prospects; anticipated sales performance; unanticipated expenses or capital needs; technological obsolescence; employee turnover and other statements that are not historical facts. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized.

This quarterly report should be read in conjunction with our most recent Annual Report on Form 10-K and the information included in our other press releases, reports and other filings with the Securities and Exchange Commission (the “SEC”). Understanding the information contained in these filings is important in order to fully understand our reported financial results and our business outlook for future periods.

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

GCA is dedicated to providing video and mechanical reel gaming content and technology solutions, integrated gaming payments solutions and compliance and efficiency software. The Company’s Games business provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including the award winning TournEvent® slot tournament solution; and (b) the central determinant system for the video lottery terminals (“VLTs”) installed at racetracks in the State of New York. The Company’s Payments business provides: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.

Significant Trends and Developments Impacting Our Business

Merger with Multimedia

In December 2014, Holdings completed its acquisition of Multimedia. Pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2014 (the “Merger Agreement”), by and among Holdings, Movie Merger Sub, Inc., a wholly owned subsidiary of Holdings (“Merger Sub”), and Multimedia, Merger Sub merged with and into Multimedia, with Multimedia continuing as the surviving corporation (the “Merger”). In the Merger, Multimedia became a wholly owned subsidiary of Holdings. Also, as a result of the Merger, each outstanding share of common stock, par value $0.01 per share, of Multimedia, other than shares held by Holdings, Multimedia, Merger Sub or their respective subsidiaries, was cancelled and converted into the right to receive $36.50 in cash, without interest (the “Merger Consideration”), together with consideration paid in connection with the acceleration and full vesting of certain Multimedia equity awards, collectively, the “Total Merger Consideration”. We completed the Merger and paid the Total Merger Consideration of approximately $1.1 billion in cash. To fund the Merger, we entered into a credit facility consisting of a $500.0 million, six year senior secured term loan facility that matures in 2020 (the “Term Loan”) and a $50.0 million, five year senior secured revolving credit facility that matures in 2019 (“Revolving Credit Facility”, and together with the Term Loan, the “Credit Facilities”) and issued $350.0 million aggregate principal amount of 7.75% Senior Secured Notes due 2021 (the “Secured Notes”), and $350.0 million aggregate principal amount of 10.00% Senior Unsecured Notes due 2022 (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”). The Secured Notes were subsequently refinanced, as discussed below.  The Revolving Credit Facility remained undrawn at the closing of the Merger. In relation to the Merger, we incurred expenses of approximately $52.6 million associated with debt issuance costs and original issue discounts.  These amounts were capitalized and amortized to interest expense based upon the related debt agreements using the straight-line method.

We expensed approximately $0.4 million and $1.8 of costs incurred related to the acquisition of Multimedia for financial advisory services, financing related fees, accounting and legal fees and other transaction-related expenses during the three and six months ended June 30, 2015, respectively. These expenses are included in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income within operating expenses. These expenses do not include any costs related to additional site consolidation or rationalization that we might consider in the future.

Gain Contingency Settlement

In January 2014, we filed a complaint against certain third party defendants alleging conspiracy in restraint of competition regarding interchange fees, monopolization by defendants in the relevant market, and attempted monopolization of the defendants in the relevant market. We demanded a trial by jury of all issues so triable. The defendants filed a motion to dismiss on March 13, 2014. A settlement agreement was made as of January 16, 2015 and on January 22, 2015 the settlement agreement was executed and delivered in connection with respect to which we received $14.4 million in cash and recorded the settlement proceeds in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the six months ended June 30, 2015. The Company utilized the proceeds along with cash on hand to make a $15.0 million principal reduction payment on the Secured Notes in the first quarter of 2015.

Refinance of Secured Notes

The terms of the Secured Notes purchase agreement stipulated that GCA was required to use commercially reasonable efforts to aid the initial purchasers in the resale of the Secured Notes. Alternatively, GCA had the ability to redeem the Secured Notes from the initial purchasers without penalty. On April 15, 2015, the Company entered into a note purchase agreement (the “Note Purchase Agreement”), among GCA, CPPIB Credit Investments III Inc. (the “Purchaser”) and Deutsche Bank Trust Company Americas, as collateral agent (the “Collateral Agent”) and issued $335.0 million in aggregate principal amount of its 7.25% Senior Secured Notes due 2021 (the “Refinanced Secured Notes”) in a private offering to the Purchaser. With the proceeds from the issuance of the Refinanced Secured Notes, GCA redeemed, in full, the Company’s outstanding Secured Notes from the note holders thereof in accordance with the terms of the indenture governing the Secured Notes. In connection with this transaction during the second quarter of 2015, we expensed approximately $13.0 million of related debt issuance costs and fees to “Loss on extinguishment of debt” associated with the redeemed Senior Secured Notes that were outstanding prior to the refinance transaction.

In connection with the Refinanced Secured Notes and pursuant to the terms of the Note Purchase Agreement, the Company issued to the Purchaser a warrant to purchase 700,000 shares of Holdings’ common stock, with an exercise price equal to $9.88 per share, representing a 30% premium to the volume-weighted average price of Holdings’ common stock for the ten trading days prior to the issuance of the warrant. The warrant expires on the sixth anniversary of the date of issuance. The number of shares issuable pursuant to the warrant and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, mergers and certain other events. The warrants were valued at $2.2 million using a modified Black-Scholes model and were accounted for as a debt discount.

Unsecured Notes Syndication

In connection with the terms of the Unsecured Notes purchase agreement for which GCA was required to use commercially reasonable efforts to aid the initial purchasers in the resale of the Unsecured Notes, the Company prepared an updated offering memorandum and participated in reasonable marketing efforts including road shows, to the extent required therein. The Unsecured Notes were resold by the initial purchasers to third parties in the second quarter of 2015.

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

•

In December 2014, we acquired all of the outstanding capital stock of Multimedia. The results contributed by the Multimedia business for the second quarter 2015 are reflected in our Games segment and condensed consolidated financial statements. We incurred additional acquisition-related expenses, which are reflected in operating expenses for the three and six months ended June 30, 2015. In addition, depreciation and amortization expenses increased due to the purchase price allocation, which included tangible fixed assets and definite-lived intangible assets with relatively short amortization periods and interest expense increased in connection with the debt incurred to fund the Merger.

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

•

In April 2015, we redeemed, in full, the Secured Notes and issued the Refinanced Secured Notes. The Refinanced Secured Notes will reduce the amount of interest expense paid by the Company by approximately $1.7 million per annum.  As a result, we expensed $13.0 million of debt issuance costs and fees to “Loss on extinguishment of debt”.

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

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

The following table presents our unaudited condensed consolidated results of operations (in thousands)*:

	Three Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015 vs 2014
	$	%	$	%	$ Variance	% Variance

Revenues
Games	$54,868	27%	$—	—%	$54,868	—%
Payments	151,496	73%	144,946	100%	6,550	5%
Total revenues	206,364	100%	144,946	100%	61,418	42%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	127,222	62%	109,375	75%	17,847	16%
Operating expenses	26,847	13%	21,261	15%	5,586	26%
Research and Development	4,470	2%	—	—%	4,470	—%
Depreciation	10,717	5%	1,919	1%	8,798	458%
Amortization	20,772	10%	2,769	2%	18,003	650%
Total costs and expenses	190,028	92%	135,324	93%	54,704	40%

Operating income	16,336	8%	9,622	7%	6,714	70%

Other expenses
Interest expense, net of interest income	24,958	12%	2,083	2%	22,875	1,098%
Loss on extinguishment of debt	12,977	6%	—	—%	12,977	—%
Total other expenses	37,935	18%	2,083	2%	35,852	1,721%

(Loss) income from operations before tax	(21,599)	(10)%	7,539	5%	(29,138)	(386)%

Income tax (benefit) provision	(8,858)	(4)%	2,815	2%	(11,673)	(415)%

Net (loss) income	$(12,741)	(6)%	$4,724	3%	$(17,465)	(370)%

*    Rounding may cause variances.

Total Revenues

Total revenues increased by $61.4 million, or 42%, to $206.4 million for the three months ended June 30, 2015, as compared to the same period in the prior year. Revenues included $54.9 million from the Games segment related to the acquisition of Multimedia.

Payments revenues increased by $6.6 million, or 5%, to $151.5 million for the three months ended June 30, 2015, as compared to the same period in the prior year. The increase was primarily due to higher dollar and transaction volumes.

Costs and Expenses

Cost of revenues (exclusive of depreciation and amortization) increased by $17.8 million, or 16%, to $127.2 million for the three months ended June 30, 2015, as compared to the same period in the prior year. The increase was primarily due to the cost of revenues associated with the acquired Games business in the prior year.  Overall cost of revenues decreased as a percentage of total revenue to 62% from 75% due to the increased margins provided by the Games business.

Operating expenses increased by $5.6 million, or 26%, to $26.8 million for the three months ended June 30, 2015, as compared to the same period in the prior year. The increase was primarily due to the increased operating costs from our Games segment which was not acquired until December 2014

Research and development costs were $4.5 million for the three months ended June 30, 2015 due to the acquisition of Multimedia in the prior year.

Depreciation increased by $8.8 million, or 458%, to $10.7 million for the three months ended June 30, 2015, as compared to the same period in the prior year. The increase was primarily due to the tangible assets acquired from Multimedia in the prior year.

Amortization increased by $18.0 million, or 650%, to $20.8 million for the three months ended June 30, 2015, as compared to the same period in the prior year. The increase was primarily due to the definite-lived intangible assets acquired from Multimedia in the prior year.

Primarily as a result of the factors described above, operating income increased by $6.7 million, or 70%, to $16.3 million for the three months ended June 30, 2015, as compared to the same period in the prior year. The operating margin increased to 8% for the three months ended June 30, 2015, as compared to 7% for the same period in the prior year.

Interest expense, net of interest income, increased by $22.9 million, or 1,098%, to $25.0 million for the three months ended June 30, 2015, as compared to the same period in the prior year. The increase was due to the additional indebtedness incurred to fund the acquisition of Multimedia in the prior year.

Loss on extinguishment of debt was $13.0 million for the three months ended June 30, 2015 due to the refinancing of our Senior Secured Notes.

Income tax expense decreased by $11.7 million, or 415%, to a benefit of $8.9 million for the three months ended June 30, 2015, as compared to the same period in the prior year. The decrease was primarily due to the decrease in (loss)/income from operations before income tax expense of $29.1 million. The provision for income tax reflected an effective income tax rate benefit of 41% for the three months ended June 30, 2015, which was higher than the statutory federal rate of 35.0% primarily due to state taxes and the lower foreign tax rate applicable to our foreign source income. The provision for income tax reflected an effective income tax rate expense of 37% for the same period in the prior year, which was higher than the statutory federal rate of 35.0% primarily due to state taxes, an increase in our valuation allowance for certain foreign losses and non-cash compensation expenses related to stock options, partially offset by a lower foreign tax rate applicable to certain foreign source income.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

The following table presents our unaudited condensed consolidated results of operations (in thousands)*:

	Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015 vs 2014
	$	%	$	%	$ Variance	% Variance

Revenues
Games	$109,913	27%	$—	—%	$109,913	—
Payments	303,924	73%	295,517	100%	8,407	3%
Total revenues	413,837	100%	295,517	100%	118,320	40%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	254,245	61%	222,614	75%	31,631	14%
Operating expenses	42,688	10%	41,299	14%	1,389	3%
Research and Development	9,906	2%	—	—%	9,906	—
Depreciation	21,094	5%	3,846	1%	17,248	448%
Amortization	41,427	10%	5,123	2%	36,304	709%
Total costs and expenses	369,360	89%	272,882	92%	96,478	35%

Operating income	44,477	11%	22,635	8%	21,842	96%

Other expenses
Interest expense, net of interest income	50,613	12%	3,629	1%	46,984	1,295%
Loss on extinguishment of debt	12,977	3%	—	—%	12,977	—%
Total other expenses	63,590	15%	3,629	1%	59,961	1,652%

(Loss) income from operations before tax	(19,113)	(5)%	19,006	7%	(38,119)	(201)%

Income tax (benefit) provision	(6,841)	(2)%	6,793	3%	(13,634)	(201)%

Net (loss) income	$(12,272)	(3)%	$12,213	4%	$(24,485)	(200)%

*    Rounding may cause variances.

Total Revenues

Total revenues increased by $118.3 million, or 40%, to $413.8 million for the six months ended June 30, 2015, as compared to the same period in the prior year. Revenues included $109.9 million from the Games segment related to the acquisition of Multimedia.

Payments revenues increased by $8.4 million, or 3%, to $303.9 million for the six months ended June 30, 2015, as compared to the same period in the prior year. The increase was primarily due to higher dollar and transaction volumes, new business and offerings from our anti-money laundering and tax compliance solutions that commenced in the middle of second quarter 2014. Excluding the impact of the CET contract, Payments revenues increased 8%, or $20.5 million.

Costs and Expenses

Cost of revenues (exclusive of depreciation and amortization) increased by $31.6 million, or 14%, to $254.2 million for the six months ended June 30, 2015, as compared to the same period in the prior year. The increase was primarily due to the cost of revenues associated with the acquired Games business in the prior year.  Overall cost of revenues decreased as a percentage of total revenue to 61% from 75% due to the increased margins provided by the Games business.

Operating expenses increased by $1.4 million, or 3%, to $42.7 million for the six months ended June 30, 2015, as compared to the same period in the prior year. The increase primarily due to the increased operating costs from our Games segment which was not acquired until December 2014 which is partially offset by gain contingency settlement proceeds of $14.4 million that reduced expenses.

Research and development costs were $9.9 million for the six months ended June 30, 2015 due to the acquisition of Multimedia in the prior year.

Depreciation increased by $17.2 million, or 448%, to $21.1 million for the six months ended June 30, 2015, as compared to the same period in the prior year. The increase was primarily due to the tangible assets acquired from Multimedia in the prior year.

Amortization increased by $36.3 million, or 709%, to $41.4 million for the six months ended June 30, 2015, as compared to the same period in the prior year. The increase was primarily due to the definite-lived intangible assets acquired from Multimedia in the prior year.

Primarily as a result of the factors described above, operating income increased by $21.8 million, or 96%, to $44.5 million for the six months ended June 30, 2015, as compared to the same period in the prior year. The operating margin increased to 11% for the six months ended June 30, 2015, as compared to 8% for the same period in the prior year.

Interest expense, net of interest income, increased by $47.0 million, or 1,295%, to $50.6 million for the six months ended June 30, 2015, as compared to the same period in the prior year. The increase was due to the additional indebtedness incurred to fund the acquisition of Multimedia in the prior year.

Loss on extinguishment of debt was $13.0 million for the six months ended June 30, 2015 due to the refinancing of our Senior Secured Notes.

Income tax expense decreased by $13.6 million, or 201%, to a benefit of $6.8 million for the six months ended June 30, 2015, as compared to the same period in the prior year. The decrease was primarily due to the decrease in (loss)/income from operations before income tax expense of $38.1 million. The provision for income tax reflected an effective income tax rate benefit of 36% for the six months ended June 30, 2015, which was higher than the statutory federal rate of 35.0% primarily due to state taxes and the lower foreign tax rate applicable to our foreign source income; partially offset by non-statutory stock options that expired in the year. The provision for income tax reflected an effective income tax rate expense of 36% for the same period in the prior year, which was higher than the statutory federal rate of 35.0% primarily due to state taxes, an increase in our valuation allowance for certain foreign losses and non-cash compensation expenses related to stock options, partially offset by a lower foreign tax rate applicable to certain foreign source income.

Games Revenues and Participation Units

The following table includes the revenues from our Games segment and the related participation units (amounts in thousands):

	As of June 30, 2015	For the three months ended June 30, 2015		For the six months ended June 30, 2015
			% of Total Games		% of Total Games
	Total EGMs	Revenue	Revenue	Revenue	Revenue
Games revenues and participation units
Contractual Agreement	5,454	$10,090	18%	$21,565	20%
Participation Revenue	7,881	25,058	46%	48,724	44%
Sales	—	13,517	25%	28,097	26%
NY Lottery	—	4,521	8%	8,709	8%
Other	129	1,682	3%	2,818	2%
Total	13,464	$54,868	100%	$109,913	100%

Since the Merger occurred in December 2014, there was no comparative financial information provided for the three and six months ended and at June 30, 2014.

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

For the three and six months ended June 30, 2015, there were no material changes to the critical accounting policies and estimates discussed in our audited Consolidated Financial Statements included in our most recently filed Annual Report on Form 10-K, except for the determination of our operating segments described above in “Business Segments.”

Recent Accounting Guidance

Recent Accounting Guidance Not Yet Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-11, which provides guidance on the measurement of inventory value.  The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.                                                                          The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, which provides guidance to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The pronouncement is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years, and early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents selected information about our financial position (in thousands):

	At June 30,	At December 31,
	2015	2014
Balance sheet data
Total assets	$1,707,119	$1,707,285
Total borrowings	1,167,506	1,188,787
Stockholders’ equity	226,972	231,473

Net available cash*
Cash and cash equivalents	165,017	89,095
Add: Settlement receivables	23,716	43,288
Less: Settlement liabilities	(141,211)	(119,157)
Total net available cash	$47,522	$13,226

*    Non-GAAP measure

Cash Resources

Our cash balance, cash flows and Credit Facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at June 30, 2015 included cash in non-U.S. jurisdictions of approximately $16.6 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions. These activities result in a balance due to us at the end of each business day that we recoup over the next few business days and classify as settlement receivables. These activities also result in a balance due to our customers at the end of each business day that we remit over the next few business days and classify as settlement liabilities. As of June 30, 2015, we had $23.7 million in settlement receivables for which we received payment in July 2015. As of June 30, 2015, we had $141.2 million in settlement liabilities due to our customers for these settlement services that were paid in July 2015. As the timing of cash received from settlement receivables and payment of settlement liabilities may differ, the total amount of cash held by us will fluctuate throughout the year. As of June 30, 2015 and December 31, 2014, the net cash available after considering settlement amounts was $47.5 million and $13.2 million, respectively.

Sources and Uses of Cash

The following table presents a summary of our cash flow activity (in thousands):

	For the Six Months Ended June 30,		Increase/(Decrease)
	2015	2014	Jun-15 vs. Jun-14

Cash flow activities
Net cash provided by operating activities	$126,391	$75,429	$50,962
Net cash used in investing activities	(30,691)	(19,170)	(11,521)
Net cash used in financing activities	(19,521)	(8,991)	(10,530)
Effect of exchange rates on cash	(257)	476	(733)

Cash and cash equivalents
Net increase for the period	75,922	47,744	28,178
Balance, beginning of the period	89,095	114,254	(25,159)

Balance, end of the period	$165,017	$161,998	$3,019

Cash flows provided by operating activities increased by $51.0 million for the six months ended June 30, 2015, as compared to the same period in the prior year. This was primarily related to the operating cash from our acquisition of

Multimedia. Additionally, there was an increase in the changes in working capital associated with the timing of our settlement receivables and settlement liabilities based on the number of business days outstanding prior to the settlement of our cash access transactions at the end of each period as well as an increase in non-cash adjustments.

Cash flows used in investing activities increased by $11.5 million for the six months ended June 30, 2015, as compared to the same period in the prior year.  The increase was due to an increase in capital expenditures associated with our acquisition of Multimedia.

Cash flows used in financing activities increased by $10.5 million for the six months ended June 30, 2015, as compared to the same period in the prior year. The increase was primarily due to higher principal payments on our Credit Facilities compared to the same period in the prior year. The Credit Facilities were acquired to fund the acquisition of Multimedia.

Long-Term Debt

The following table summarizes our indebtedness (in thousands):

	At June 30,	At December 31,
	2015	2014
Long-term debt
Senior secured term loan	$495,000	$500,000
Senior secured notes	335,000	350,000
Senior unsecured notes	350,000	350,000
Total debt	1,180,000	1,200,000
Less: original issue and warrant discount	(12,494)	(11,213)
Total debt after discount	1,167,506	1,188,787
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion	$1,157,506	$1,178,787

Credit Facilities

In December 2014, we entered into the Credit Facilities, consisting of the Term Loan and Revolving Credit Facility. The fees associated with the Credit Facilities included original issue discounts of approximately $7.5 million and debt issuance costs of approximately $13.9 million.

We are required to repay the Term Loan in an amount equal to 0.50% per quarter of the initial aggregate principal with the final principal repayment installment on the maturity date.  Interest is due in arrears each March, June, September and December and at the maturity date; however, interest may be remitted within one to three months of such dates.

The Revolving Credit Facility remained undrawn as of June 30, 2015.

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

The Term Loan had an applicable interest rate of 6.25% as of June 30, 2015 and December 31, 2014.

We were in compliance with the terms of the Credit Facilities as of June 30, 2015 and December 31, 2014.

Senior Secured Notes and Refinance of Senior Secured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 7.75% Senior Secured Notes due 2021 (“the “Secured Notes”). The fees associated with the Secured Notes included debt issuance costs of approximately $13.6 million.

Interest is due quarterly in arrears each January, April, July and October.

The Secured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement.  Under the terms of the purchase agreement, during a one year period following the closing and upon prior notice from the initial purchasers, the Company was required to use commercially reasonable efforts to aid the purchasers in the resale of the Secured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein. Alternatively, GCA had the ability to redeem the Secured Notes from the initial purchasers without penalty. On April 15, 2015, the Company entered into a note purchase agreement (the “Note Purchase Agreement”), among GCA, CPPIB Credit Investments III Inc. (the “Purchaser”), and Deutsche Bank Trust Company Americas, as collateral agent (the “Collateral Agent”), and issued $335.0 million in aggregate principal amount of its 7.25% Senior Secured Notes due 2021 (the “Refinanced Secured Notes”) in a private offering to the Purchaser. With the proceeds from the issuance of the Refinanced Secured Notes, GCA redeemed, in full, the Company’s then outstanding Secured Notes from the initial purchasers in accordance with the terms of the indenture governing the Secured Notes. In connection with the issuance of the Refinanced Secured Notes during the second quarter of 2015, we expensed $13.0 million of related debt issuance costs and fees to “Loss on extinguishment of debt” associated with the redeemed Senior Secured Notes that were outstanding prior to the refinance transaction.

In connection with the issuance of the Refinanced Secured Notes and pursuant to the terms of the Note Purchase Agreement, the Company issued to the Purchaser a warrant to purchase 700,000 shares of Holdings’ common stock, with an exercise price equal to $9.88 per share, representing a 30% premium to the volume-weighted average price of Holdings’ common stock for the ten trading days prior to the issuance of the warrant. The warrant expires on the sixth anniversary of the date of issuance. The number of shares issuable pursuant to the warrant and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, mergers and certain other events. The warrants were valued at $2.2 million using a modified Black-Scholes model and were accounted for as a debt discount.

We were in compliance with the terms of the Secured Notes as of June 30, 2015 and December 31, 2014.

Senior Unsecured Notes

In December 2014, we issued $350 million in aggregate principal amount of 10.0% Senior Unsecured Notes due 2022 (the “Unsecured Notes”). The fees associated with the Unsecured Notes included original issue discounts of approximately $3.8 million and debt issuance costs of approximately $14.0 million.

Interest is due semi-annually in arrears each January and July.

The Unsecured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement.  Under the terms of the purchase agreement, during a one-year period following the closing and upon prior notice from the initial purchasers, the Company was required to use commercially reasonable efforts to aid the purchasers in the resale of the Unsecured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein. The Unsecured Notes were resold by the initial purchasers to third parties in the second quarter of 2015.

In connection with the issuance of the Unsecured Notes, the Company entered into a registration rights agreement pursuant to which the Company agreed, for the benefit of the initial holders of the Unsecured Notes, to file with the SEC, and use its commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the Unsecured Notes for an issue of SEC-registered notes (the “Exchange Notes”) with terms identical to the Unsecured Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below). Under certain circumstances, including if applicable interpretations of the staff of the SEC do not permit the Company to effect the exchange offer, the Company and the guarantors must use their commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the Unsecured Notes and to keep that shelf registration statement effective until the first anniversary of the date such shelf registration statement becomes effective, or such shorter period that will terminate when all Unsecured Notes covered by the shelf registration statement have been sold. The obligation to complete the exchange offer and/or file a shelf registration statement will terminate on the second anniversary of the date of the Registration Rights Agreement. If the exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) on or before December 19, 2015, the annual interest rate borne by the Unsecured Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter until the exchange offer is completed or the shelf registration statement is declared effective, at which time the interest rate will revert to the original interest rate on the date the Unsecured Notes were originally issued.

We were in compliance with the terms of the Unsecured Notes as of June 30, 2015 and December 31, 2014.

Deferred Tax Asset

The Company recognized a deferred tax asset upon its conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting purposes and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in preexisting goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic statutory tax rate of 36.3%, this results in tax payments being approximately $19.0 million less than the annual provision for income taxes shown on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for financial accounting purposes, or the amount of the annual provision, if less. There is an expected aggregate of $72.8 million in cash savings over the remaining life of the portion of the deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations. We believe that it is more likely than not that it will be able to utilize the deferred tax asset. However, the utilization of this tax asset is subject to many factors including our earnings, a change of control of the Company and future earnings.

Other Liquidity Needs and Resources

We need cash to support our foreign operations. For some foreign jurisdictions, such as the United Kingdom, applicable law and cross-border treaties allow us to transfer funds between our domestic and foreign operations efficiently. For other foreign jurisdictions, we must rely on the cash generated by our operations in those foreign jurisdictions, and the cost of repatriation is prohibitive. For example, Global Cash Access (Canada), Inc. (“GCA Canada”), the subsidiary through which we operate in Canada, generates cash that is sufficient to support its operations, and all cash generated through such operations is expected to be retained by GCA Canada. As we expand our cash access business into new foreign jurisdictions, we must rely on treaty-favored cross-border transfers of funds, the cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.

Off-Balance Sheet Arrangements

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, were $0.5 million and $1.0 million and $0.6 million and $1.2 million for the three and six months ended June 30, 2015 and 2014, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Condensed Consolidated Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $271.8 million and $396.3 million as of June 30, 2015 and December 31, 2014, respectively.

In November 2014, we amended the Contract Cash Solutions Agreement to extend the term one year until November 30, 2015.

In June 2015, we amended the Contract Cash Solutions Agreement to decrease the maximum amount of cash to be provided to us from $500.0 million to $425.0 million and to extend the term of the agreement from November 30, 2015 to June 30, 2018.

We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three and six months ended June 30, 2015 and 2014.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. The currency supplied by Wells Fargo was $271.8 million as of June 30, 2015. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $2.7 million impact on income before taxes over a 12-month period.  Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

The Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the Credit Facilities paid based on a base rate or based on LIBOR and we have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. The weighted average interest rate on the Credit Facilities was approximately 6.25% for the six months ended June 30, 2015. Based upon the outstanding balance on the Credit Facilities of $495.0 million as of June 30, 2015, each 1% increase in the applicable LIBOR would have a $5.0 million impact on interest expense over a 12 month period. The interest rates on the Notes are fixed and therefore an increase in LIBOR does not impact the interest expense associated with the Notes.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of June 30, 2015 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. We completed the acquisition of Multimedia in December 2014, which represented approximately 70% of our total assets as of June 30, 2015 and approximately 27% of total revenues for the six months ended June 30, 2015. Multimedia was excluded from our evaluation in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment for a period of up to one year from the date of acquisition.  Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2015

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Multimedia Shareholder Litigation

As discussed in “Note 13. Commitments and Contingencies” of our Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, in connection with the Merger certain actions were filed by putative shareholders of Multimedia in the United States District Court for the Western District of Texas (the “Texas Federal Action”) and the District Court of Travis County, Texas (the “Texas State Court Action”). In both the Texas Federal Action and the Texas State Court Action, plaintiffs alleged that Multimedia’s directors breached their fiduciary duties to Multimedia and/or its shareholders because, among other things, the Merger allegedly involved an unfair price, an inadequate sales process, self-dealing and unreasonable deal protection devices. The complaints further alleged that Holdings and its formerly wholly owned merger subsidiary, Movie Merger Sub, Inc., aided and abetted those purported breaches of fiduciary duty.

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

On April 16, 2015, Plaintiffs filed an unopposed motion for preliminary approval of the Stipulation. On April 22, 2015, the District Court entered an order preliminarily approving the Stipulation, providing for notice of the settlement to be provided to certain Multimedia shareholders and scheduling a hearing for final approval of the Stipulation on August 7, 2015.  On July 10, 2015, Plaintiffs filed an unopposed motion for final approval of the Stipulation.  The deadline for class members to file objections to the Stipulation passed on July 17, 2015.  As of August 3, 2015, no such objections had been filed. There can be no assurance that the District Court will finally approve the Stipulation. In such event, the settlement as reflected in the Stipulation may be terminated.

The Texas State Court Action remains pending as of August 3, 2015, the date our condensed consolidated financial statements were issued. All of the defendants have filed answers containing general denials in that action. The Stipulation preliminarily approved in the Texas Federal Action includes a release of the claims asserted in the Texas State Court Action.

Alabama Litigation

The Company is currently involved in one lawsuit and recently resolved another, as further described below, related to Multimedia’s former charity bingo operations in the State of Alabama, neither of which it believes is material from a damages perspective. The active lawsuit is currently pending in federal court and the resolved lawsuit was pending in federal court, and both include claims related to the alleged illegality of electronic charity bingo in the State of Alabama.

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against Multimedia and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that Multimedia participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs, and the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the filing of the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 29, 2013, the court entered an order granting the plaintiffs' motion for class certification. On April 12, 2013, the defendants jointly filed a petition with the Eleventh Circuit Court of Appeals seeking permission to appeal the court's ruling on class certification. On June 18, 2013, the Eleventh Circuit Court of Appeals entered an order granting the petition to appeal. Following briefing and oral argument, on April 2, 2014, the Eleventh Circuit Court of Appeals entered an order reversing the district court's ruling on class certification and remanding the case to the district court. The parties reached a settlement that became final upon approval of the bankruptcy court overseeing the bankruptcy of one of the plaintiffs. The lawsuit was dismissed with prejudice by court order dated June 10, 2015.

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

We are also subject to other claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A. Risk Factors.

There have been no changes to our risk factors since the most recent filing of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases and Withholding of Equity Securities

	Total Number of		Average Price per
	Shares Purchased or		Share Purchased or
	Withheld		Withheld
	(000’s)

Tax Withholdings
4/1/15 - 4/30/15	0.9	(1)	$7.65	(2)
5/1/15 - 5/31/15	0.9	(1)	$7.78	(2)
6/1/15 - 6/30/15	0.8	(1)	$7.86	(2)

Sub-Total	2.6	(1)	7.76	(2)

Total	2.6		$7.76

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

4.1

Warrant, dated as of April 15, 2015, issued by Global Cash Access Holdings, Inc.to CPPIB Credit Investments III Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2015).

10.1

Note Purchase Agreement, dated as of April 15, 2015, among Global Cash Access, Inc., as issuer, Global Cash Access Holdings, Inc., as parent, CPPIB Credit Investments III Inc., as purchaser, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2015).

10.2

Security Agreement, dated as of April 15, 2015, among Global Cash Access, Inc., as issuer, Global Cash Access Holdings, Inc., as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent, related to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2015).

10.3

Guaranty, dated as of April 15, 2015, among Global Cash Access Holdings, Inc., as a guarantor, and the subsidiary guarantors party thereto in favor of Deutsche Bank Trust Company Americas, as collateral agent, related to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2015).

10.4

Fourth Amendment to Contract Cash Solutions Agreement, dated June 29, 2015, between Global Cash Access, Inc. and Wells Fargo Bank, N.A (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2015).

10.5*

Second Supplemental Indenture, dated as of August 4, 2015, among Global Cash Access, Inc., the Guarantors and Deutsche Bank Trust Company Americas, as trustee, related to the 10.00% Senior Unsecured Secured Notes due 2022.

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

August 6, 2015	GLOBAL CASH ACCESS HOLDINGS, INC.
(Date)	(Registrant)

	By:	/s/ Randy L. Taylor
Randy L. Taylor
Chief Financial Officer
(For the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1

Warrant, dated as of April 15, 2015, issued by Global Cash Access Holdings, Inc.to CPPIB Credit Investments III Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2015).

10.1

Note Purchase Agreement, dated as of April 15, 2015, among Global Cash Access, Inc., as issuer, Global Cash Access Holdings, Inc., as parent, CPPIB Credit Investments III Inc., as purchaser, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2015).

10.2

Security Agreement, dated as of April 15, 2015, among Global Cash Access, Inc., as issuer, Global Cash Access Holdings, Inc., as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent, related to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2015).

10.3

Guaranty, dated as of April 15, 2015, among Global Cash Access Holdings, Inc., as a guarantor, and the subsidiary guarantors party thereto in favor of Deutsche Bank Trust Company Americas, as collateral agent, related to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2015).

10.4

Fourth Amendment to Contract Cash Solutions Agreement, dated June 29, 2015, between Global Cash Access, Inc. and Wells Fargo Bank, N.A (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2015).

10.5*

Second Supplemental Indenture, dated as of August 4, 2015, among Global Cash Access, Inc., the Guarantors and Deutsche Bank Trust Company Americas, as trustee, related to the 10.00% Senior Unsecured Secured Notes due 2022.

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