Form 10-Q
period 2015-09-30
Everi Holdings Inc.
filed 2015-11-09
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission File Number: 001 — 32622

EVERI HOLDINGS INC.

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

As of October 29, 2015, there were 65,956,802 shares of the registrant’s $0.001 par value per share common stock outstanding.

		Page

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2015 and 2014	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4:	Controls and Procedures	47

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings	48

Item 1A:	Risk Factors	48

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3:	Defaults Upon Senior Securities	49

Item 4:	Mine Safety Disclosures	49

Item 5:	Other Information	49

Item 6:	Exhibits	50

Signatures		51

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$208,746	$145,481	$622,583	$440,998
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	129,817	108,568	384,062	331,181
Operating expenses	26,295	20,934	68,982	62,233
Research and Development	5,463	—	15,369	—
Depreciation	10,943	1,856	32,037	5,702
Amortization	21,512	3,352	62,941	8,476
Total costs and expenses	194,030	134,710	563,391	407,592
Operating income	14,716	10,771	59,192	33,406
Other expenses
Interest expense, net of interest income	24,696	1,996	75,309	5,625
Loss on extinguishment of debt	87	—	13,063	—
Total other expenses	24,783	1,996	88,372	5,625
(Loss) income from operations before tax	(10,067)	8,775	(29,180)	27,781
Income tax (benefit) provision	(3,957)	3,099	(10,798)	9,892
Net (loss) income	(6,110)	5,676	(18,382)	17,889
Foreign currency translation	(788)	(839)	(850)	(457)
Comprehensive (loss) income	$(6,898)	$4,837	$(19,232)	$17,432
(Loss) earnings per share
Basic	$(0.09)	$0.09	$(0.28)	$0.27
Diluted	$(0.09)	$0.09	$(0.28)	$0.27
Weighted average common shares outstanding
Basic	65,941	65,589	65,804	65,853
Diluted	65,941	66,747	65,804	67,051

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	At September 30,	At December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$111,473	$89,095
Settlement receivables	25,482	43,288
Trade receivables, net of allowances for doubtful accounts of 3.2 million and $2.8 million at September 30, 2015 and December 31, 2014 respectively	47,702	37,697
Other receivables	5,331	20,553
Inventory	25,481	27,163
Prepaid expenses and other assets	19,262	18,988
Deferred tax asset	9,591	9,591
Total current assets	244,322	246,375
Non-current assets
Property, equipment and leasehold improvements, net	102,101	106,085
Goodwill	863,907	857,913
Other intangible assets, net	397,161	436,785
Other receivables, non-current	7,076	9,184
Other assets, non-current	36,279	50,943
Total non-current assets	1,406,524	1,460,910
Total assets	$1,650,846	$1,707,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$106,579	$119,157
Accounts payable and accrued expenses	106,602	104,668
Current portion of long-term debt	10,000	10,000
Total current liabilities	223,181	233,825
Non-current liabilities
Deferred tax liability, non-current	45,434	57,333
Long-term debt, less current portion	1,155,542	1,178,787
Other accrued expenses and liabilities	4,366	5,867
Total non-current liabilities	1,205,342	1,241,987
Total liabilities	1,428,523	1,475,812

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, $0.001 par value, 500,000 shares authorized and 90,777 and 90,405 shares issued at September 30, 2015 and December 31, 2014, respectively	91	90
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	255,817	245,682
Retained earnings	141,770	160,152
Accumulated other comprehensive income	719	1,569
Treasury stock, at cost, 24,824 and 24,816 shares at September 30, 2015 and December 31, 2014, respectively	(176,074)	(176,020)
Total stockholders’ equity	222,323	231,473
Total liabilities and stockholders’ equity	$1,650,846	$1,707,285

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net (loss) income	$(18,382)	$17,889
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and Amortization	94,978	14,178
Amortization of financing costs	5,459	1,412
Loss/(gain) on sale or disposal of assets	(3,412)	79
Accretion of contract rights	6,006	—
Provision for bad debts	6,967	6,770
Loss on early extinguishment of debt	13,063	—
Stock-based compensation	6,088	7,533
Other non-cash items	127	—
Changes in operating assets and liabilities:
Trade and other receivables	1,873	(6,547)
Settlement receivables	17,672	10,828
Inventory	1,833	(1,430)
Prepaid and other assets	(1,662)	(2,927)
Deferred income taxes	(11,899)	8,554
Settlement liabilities	(12,120)	(28,125)
Accounts payable and accrued expenses	(3,228)	1,226
Net cash provided by operating activities	103,363	29,440
Cash flows from investing activities
Acquisitions, net of cash acquired	(10,857)	(11,845)
Capital expenditures	(49,534)	(11,035)
Proceeds from sale of fixed assets	2,103	298
Repayments under development agreements	3,104	—
Advances under development and placement agreements	(2,813)	—
Changes in restricted cash and cash equivalents	(66)	(77)
Net cash used in investing activities	(58,063)	(22,659)
Cash flows from financing activities
Repayments of prior credit facility	—	(7,258)
Repayments of credit facility	(7,500)	—
Repayments of secured notes	(350,000)	—
Proceeds from issuance of secured notes	335,000	—
Debt issuance costs	(1,146)	—
Proceeds from exercise of stock options	1,833	5,251
Purchase of treasury stock	(54)	(12,117)
Net cash used in financing activities	(21,867)	(14,124)
Effect of exchange rates on cash	(1,055)	(412)
Cash and cash equivalents
Net increase for the period	22,378	(7,755)
Balance, beginning of the period	89,095	114,254
Balance, end of the period	$111,473	$106,499
Supplemental cash disclosures
Cash paid for interest	$59,655	$5,154
Cash (refunded) paid for income tax, net	$(13,166)	$874

Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$1,912	$2,260
Accrued and unpaid contingent liability for acquisitions	$4,681	$2,463
Issuance of warrants	$2,246	$—

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITEDCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS

Overview

Everi Holdings Inc. (formerly known as Global Cash Access Holdings, Inc.)  (“Everi Holdings”, “Holdings”, “Everi”) is a holding company, the assets of which are the issued and outstanding shares of capital stock of each of Everi Games Holding Company Inc. (formerly known as Multimedia Games Holding Company, Inc.), which owns all of the issued and outstanding shares of capital stock of Everi Games Inc. (formerly known as Multimedia Games, Inc.)  (“Everi Games”, “Games”) and Everi Payments Inc. (formerly known as Global Cash Access, Inc.)  (“Everi Payments”, “Payments”). Unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” refer to Holdings together with its consolidated subsidiaries.

Everi is dedicated to providing video and mechanical reel gaming content and technology solutions, integrated gaming payments solutions and compliance and efficiency software. Everi Games provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including the award winning TournEvent® slot tournament solution; and (b) the central determinant system for the video lottery terminals installed at racetracks in the State of New York. Everi Payments provides: (a) access to cash at gaming facilities via Automated Teller Machine cash withdrawals, credit card cash access transactions, point of sale debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.

2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the full fiscal year.  The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

There have been no changes to our basis of presentation and significant accounting policies since the most recent filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except for the following:

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

Advertising, Marketing and Promotional Costs

We expense advertising, marketing and promotional costs as incurred. Total advertising, marketing and promotional costs, included in operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, were $1.1 million and $1.9 million and $0.2 million and $0.6 million, for the three and nine months ended September 30, 2015 and 2014, respectively.

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

The following table presents the fair value and outstanding balance of our long-term debt as of September 30, 2015 (amounts in thousands):

	Level of		Outstanding
	Hierarchy	Fair Value	Balance
Term loan	1	$490,653	$492,500
Senior secured notes	3	$331,650	$335,000
Senior unsecured notes	1	$315,000	$350,000

The senior secured notes were fair valued using a Level 3 input by evaluating the trading activities of similar debt instruments as there was no market activity as of September 30, 2015.  The senior unsecured notes were syndicated in April 2015 and transitioned from level 3 to level 1 on the fair value hierarchy.

At December 31, 2014, the fair value of our long-term debt was considered to approximate the carrying amount as our acquisition of Everi Games occurred on December 19, 2014, for which our long-term debt was incurred.

Operating Segments

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

Recent Accounting Guidance

Recent Accounting Guidance Not Yet Adopted

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-16, which provides guidance on business combinations.  The ASU requires an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, which provides guidance on the measurement of inventory value.  The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, which provides guidance to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The pronouncement is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years, and early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” and supersedes ASC Topic 605, “Revenue Recognition”. The guidance replaces industry specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance was originally effective for interim and annual reporting periods beginning after December 15, 2016; however, in August 2015, the FASB issued ASU No. 2015-14, which extended the effective date to interim and annual periods beginning after December 15, 2017. Early adoption is not permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within our Notes to the Condensed Consolidated Financial Statements.

3. BUSINESS COMBINATIONS

Multimedia Games Holding Company, Inc.

On December 19, 2014, Holdings completed its acquisition of Everi Games (formerly known as Multimedia Games Holding Company, Inc.). Pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2014 (the “Merger Agreement”), by and among Holdings, Movie Merger Sub, Inc., a wholly owned subsidiary of Holdings (“Merger Sub”), and Everi Games, Merger Sub merged with and into Everi Games, with Everi Games continuing as the surviving corporation (the “Merger”). In the Merger, Everi Games became a wholly owned subsidiary of Holdings. Also, as a result of the Merger, each outstanding share of common stock, par value $0.01 per share, of Everi Games, other than shares held by Holdings, Everi Games, Merger Sub or their respective subsidiaries, was cancelled and converted into the right to receive $36.50 in cash, without interest (the “Merger Consideration”), together with the consideration paid in connection with the acceleration and full vesting of certain Everi Games equity awards, (collectively, the “Total Merger Consideration”).

Everi Games designs, manufactures and supplies gaming machines and systems to commercial and Native American casino operators as well as select lottery operators and commercial bingo facility operators. Everi Games’ revenues were generated from the operation of gaming machines in revenue sharing or lease arrangements and from the sale of gaming machines and systems that feature proprietary game themes.

The total purchase consideration for Everi Games was as follows (in thousands, except per share amounts):

Amount
Purchase consideration
Total purchase price for Everi Games common stock (29,948 shares at $36.50 per share)	$1,093,105
Payment in respect to Everi Games outstanding equity awards	56,284
Total merger consideration	1,149,389
Repayments of Everi Games debt and other obligations	25,065
Less: Everi Games outstanding cash at acquisition date	(118,299)
Total purchase consideration	$1,056,155

The Merger was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The excess of the purchase price over those fair values was recorded as goodwill, none of which is deductible for tax purposes. The goodwill recognized is attributable primarily to the income potential from Everi Games penetrating into the Class III commercial casino market, the assembled workforce of Everi Games and expected synergies.

The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of Everi Games’ assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. The significant items for which a final fair value has not been determined include, but not limited to: accrued liabilities, the valuation and estimated useful lives of tangible and intangible assets and deferred income taxes. We expect to complete our fair value determinations no later than the fourth quarter of 2015. We do not expect our fair value determinations to materially change; however, there may be differences compared to those amounts originally recorded as we complete our fair value analysis.

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

We expensed approximately $0.1 million and $2.0 million of costs incurred related to the acquisition of Everi Games for financial advisory services, financing related fees, accounting and legal fees and other transaction-related expenses during the three and nine months ended September 30, 2015, respectively. These expenses are included in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income within operating expenses. These costs do not include any costs related to additional site consolidation or rationalization that we might consider in the future.

NEWave, Inc.

In April 2014, we acquired all of the outstanding capital stock of NEWave, Inc. (“NEWave”) for an aggregate purchase price of approximately $14.9 million, of which we estimated that approximately $2.5 million would be paid in the second quarter of 2015. As of June 30, 2015, a final payment of $2.3 million was remitted. NEWave is a supplier of anti-money laundering compliance, audit and data efficiency software to the gaming industry. The NEWave acquisition did not have a material impact on our results of operations or financial condition.

We have not provided the supplemental pro forma impact of the NEWave acquisition on the revenue and earnings of the combined entity as if the acquisition date had been January 1, 2013, and the amount of revenue and earnings derived from NEWave have not been presented on a supplemental basis as such amounts are not material for the three and nine months ended September 30, 2014, respectively.

Resort Advantage, LLC

In August 2015, we acquired certain assets of Resort Advantage, LLC (“Resort Advantage”) for an aggregate purchase price of approximately $13.3 million, of which we estimated that approximately $4.7 million would be paid under the provisions of the agreement over a period of 40 months. Resort Advantage is a supplier of comprehensive and integrated solutions for complete Financial Crimes Enforcement Network (“FinCEN”) and IRS regulatory compliance to the gaming industry. The Resort Advantage acquisition did not have a material impact on our results of operations or financial condition.

We have not provided the supplemental pro forma impact of the Resort Advantage acquisition on the revenue and earnings of the combined entity as if the acquisition date had been January 1, 2014, and the amount of revenue and earnings derived from Resort Advantage have not been presented on a supplemental basis as such amounts are not material for the three and nine months ended September 30, 2015 and 2014, respectively.

4. ATM FUNDING AGREEMENTS

Contract Cash Solutions Agreement

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, were $0.5 million and $1.6 million and $0.6 million and $1.8 million for the three and nine months ended September 30, 2015 and 2014, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Condensed Consolidated Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $289.4 million and $396.3 million as of September 30, 2015 and December 31, 2014, respectively.

In November 2014, we amended the Contract Cash Solutions Agreement to extend the term one year until November 30, 2015.

In June 2015, we amended the Contract Cash Solutions Agreement to decrease the maximum amount of cash to be provided to us from $500.0 million to $425.0 million and to extend the term of the agreement from November 30, 2015 to June 30, 2018.

We are responsible for any losses of cash in the ATMs under this agreement and we self‑insure for this risk. We incurred no material losses related to this self‑insurance for the three and nine months ended September 30,  2015 and 2014.

Site-Funded ATMs

We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within “Settlement liabilities” in the accompanying Condensed Consolidated Balance Sheets and was $54.7 million and $69.3 million as of September 30, 2015 and December 31, 2014, respectively.

5. TRADE RECEIVABLES

Trade receivables represent short-term credit granted to customers for which collateral is generally not required. The balance of trade receivables consists of outstanding balances owed to us by gaming establishments and casino patrons. The balance of trade receivables consisted of the following (in thousands):

.	At September 30,	At December 31,
	2015	2014

Trade receivables, net
Games trade receivables	$34,871	$28,270
Payments trade receivables	12,831	9,427
Total trade receivables, net	$47,702	$37,697

The material balance of the allowance for doubtful accounts for trade receivables is from warranty receivables. On a monthly basis, we evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations and Comprehensive

(Loss) Income. The outstanding balance of the warranty reserve was $3.2 and $2.8 million as of September 30,  2015 and December 31, 2014, respectively.

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

Other receivables also include income taxes receivable and other miscellaneous receivables. The balance of other receivables consisted of the following (in thousands):

	At September 30,	At December 31,
	2015	2014
Other receivables
Notes and loans receivable, net of discount of $737 and $853, respectively	$9,676	$13,939
Federal and state income tax receivable	455	15,092
Other	2,276	706
Total other receivables	12,407	29,737
Less: Notes and loans receivable, non-current	7,076	9,184
Total other receivables, current portion	$5,331	$20,553

7. PREPAID AND OTHER ASSETS

Prepaid and other assets include the balance of prepaid expenses, deposits, debt issuance costs and other assets. The short-term portion of these assets is included in prepaid and other assets and the long-term portion is included in other assets, non-current.

The balance of prepaid and other assets consisted of the following (in thousands):

	At September 30,	At December 31,
	2015	2014

Prepaid expenses and other assets
Prepaid expenses	$5,799	$7,163
Deposits	9,640	8,781
Other	3,823	3,044
Total prepaid expenses and other assets	$19,262	$18,988

The balance of other assets, non-current consisted of the following (in thousands):

	At September 30,	At December 31,
	2015	2014
Other assets, non-current
Debt issuance costs	$25,333	$41,109
Prepaid expenses and deposits, non-current	4,253	3,956
Other	6,693	5,878
Total other assets, non-current	$36,279	$50,943

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

Inventory consisted of the following (in thousands):

	At September 30,	At December 31,
	2015	2014
Inventory
Raw materials and component parts, net of reserves of $257 and $22, respectively	$14,096	$21,151
Work in progress	8,383	803
Finished goods	3,002	5,209
Total inventory	$25,481	$27,163

9. PROPERTY, EQUIPMENT AND LEASED ASSETS

Property, equipment and leased assets consist of the following (in thousands):

				At September 30, 2015			At December 31, 2014
	Useful Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Property, equipment and leased assets
Rental pool - deployed	2	-	4	$85,090	$20,900	$64,190	$70,295	$876	$69,419
Rental pool - undeployed	2	-	4	13,305	3,144	10,161	10,562	151	10,411
ATM equipment		5		18,492	12,322	6,170	23,572	16,544	7,028
Leasehold and building improvements	Lease Term			6,474	1,742	4,732	6,289	895	5,394
Cash advance equipment		3		7,187	2,424	4,763	3,372	1,873	1,499
Machinery, office and other equipment	2	-	5	24,944	12,859	12,085	21,405	9,071	12,334
Total				$155,492	$53,391	$102,101	$135,495	$29,410	$106,085

Depreciation expense related to other property, equipment and leased assets totaled approximately $10.9 million and $32.0 million and $1.9 million and $5.7 million for the three and nine months ended September 30, 2015 and 2014, respectively. Our property, equipment and leased assets were not impaired for the three and nine months ended September 30, 2015 and 2014.

In connection with the sale of certain assets related to our PokerTek products during the three months ended September 30, 2015 for a purchase price of $5.4 million, we recorded a gain of approximately $3.9 million, which was included in operating expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was $863.9 million and $857.9 million at September 30,  2015 and December 31, 2014, respectively. Our goodwill was not impaired for the three and nine months ended September 30, 2015 and 2014. Additionally, no impairment was identified during our annual impairment testing as of October 1, 2014.

In accordance with ASC 350, we test goodwill at the reporting unit level, which in certain cases may be a component of an operating segment, for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The estimate of fair value requires significant judgment. We based our fair value estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic climate and the competitive environment for our reporting units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated growth rates are not correct, we may be required to record goodwill and/or intangible asset impairment charges in future periods.

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

				At September 30, 2015			At December 31, 2014
	Useful Life				Accumulated	Net Book		Accumulated	Net Book
	(years)			Cost	Amortization	Value	Cost	Amortization	Value
Other intangible assets
Contract rights under development and placement fee agreements	1	-	7	$16,454	$6,006	$10,448	$14,000	$301	$13,699
Customer contracts	7	-	14	49,764	33,393	16,371	43,938	29,931	14,007
Customer relationships	8	-	12	231,100	16,481	214,619	231,100	733	230,367
Developed technology and software	1	-	6	194,795	54,610	140,185	174,417	14,604	159,813
Patents, trademarks and other	1	-	17	27,829	12,291	15,538	27,856	8,957	18,899
Total				$519,942	$122,781	$397,161	$491,311	$54,526	$436,785

Amortization expense related to other intangible assets totaled approximately $21.5 million and $62.9 million, and $3.4 million and $8.5 million, for the three and nine months ended September 30, 2015 and 2014, respectively. We capitalized and placed into service $6.7 million and $12.3 million, and $0.7 million and $5.6 million, of software development costs for the three and nine months ended September 30, 2015 and 2014, respectively.

On a quarterly basis, we evaluate our other intangible assets for potential impairment as part of our quarterly review process. No impairment was identified for our other intangible assets during our assessment for the three and nine months ended September 30, 2015 and 2014.

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

During the nine months ended September 30, 2015, we paid approximately $2.8 million to a customer for certain of its locations in Oklahoma to extend the placement of nearly 300 units for an additional term of up to 60 months.

11.ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents our accounts payable and accrued expenses (in thousands):

	At September 30,	At December 31,
	2015	2014
Accounts payable and accrued expenses
Trade accounts payable	$46,351	$48,962
Accrued interest	15,424	3,387
Payroll and related expenses	7,791	10,889
Deferred and unearned revenues	9,979	8,016
Cash access processing and related expenses	4,949	4,414
Accrued taxes	2,482	3,195
Other	19,626	25,805
Total accounts payable and accrued expenses	$106,602	$104,668

12. LONG-TERM DEBT

The following table summarizes our outstanding indebtedness (in thousands):

	At September 30,	At December 31,
	2015	2014
Long-term debt
Senior secured term loan	$492,500	$500,000
Senior secured notes	335,000	350,000
Senior unsecured notes	350,000	350,000
Total debt	1,177,500	1,200,000
Less: original issue and warrant discount	(11,958)	(11,213)
Total debt after discount	1,165,542	1,188,787
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion	$1,155,542	$1,178,787

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

The Revolving Credit Facility remained undrawn as of September 30,  2015.

The interest rate per annum applicable to the Revolving Credit Facility is, at our option, the base rate or LIBOR plus, in each case, an applicable margin. The interest rate per annum applicable to the Term Loan is also, at our option, the base rate or LIBOR plus, in each case, an applicable margin. LIBOR will be reset at the beginning of each selected interest period based on the LIBOR rate then in effect; provided that, with respect to the Revolving Credit Facility, if LIBOR is below zero, then such rate will be equal to zero plus the applicable margin, and, with respect to the Term Loan, if LIBOR is below 1.0%, then such rate will be equal to 1.0% plus the applicable margin. The base rate is a fluctuating interest rate equal to the highest of (a) the prime lending rate announced by the administrative agent, (b) the federal funds effective rate from time to time plus 0.50%, and (c) LIBOR (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%. The applicable margins of 4.75% and 5.25% for the Revolving Credit Facility and Term Loan, respectively, are subject to adjustment based on our consolidated secured leverage ratio.

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

Subject to certain exceptions, the obligations under the Credit Facilities are secured by substantially all of the present and after acquired assets of each of Everi Payments,  Everi Holdings and the subsidiary guarantors (the “Collateral”) including: (a) a perfected first priority pledge of all the capital stock of Everi Payments and each domestic direct, wholly owned material restricted subsidiary held by Everi Holdings, Everi Payments or any such subsidiary guarantor; and (b) a perfected first priority security interest in substantially all other tangible and intangible assets of Everi Holdings, Everi Payments, and such subsidiary guarantors (including, but not limited to, accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing). Subject to certain exceptions, the Credit Facilities are unconditionally guaranteed by Everi Holdings and such subsidiary guarantors and Everi Games and its material domestic subsidiaries.

The Term Loan had an applicable interest rate of 6.25% as of September 30,  2015 and December 31, 2014.

We were in compliance with the terms of the Credit Facilities as of September 30,  2015 and December 31, 2014.

Senior Secured Notes and Refinance of Senior Secured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 7.75% Senior Secured Notes due 2021 (the “Secured Notes”). The fees associated with the Secured Notes included debt issuance costs of approximately $13.6 million.

Interest is due quarterly in arrears each January, April, July and October.

The Secured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement.  Under the terms of the purchase agreement, during a one year period following the closing and upon prior notice from the initial purchasers, the Company was required to use commercially reasonable efforts to aid the initial purchasers in the resale of the Secured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein. Alternatively, we had the ability to redeem the Secured Notes from the initial purchasers without penalty.

On April 15, 2015, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) among Everi Payments, CPPIB Credit Investments III Inc. (the “Purchaser”), and Deutsche Bank Trust Company Americas, as collateral agent (the “Collateral Agent”), and issued $335.0 million in aggregate principal amount of its 7.25% Senior Secured Notes due 2021 (the “Refinanced Secured Notes”) to the Purchaser in a private offering. With the proceeds from the issuance of the Refinanced Secured Notes, Everi Payments redeemed, in full, the Company’s then outstanding Secured Notes from the initial purchasers in accordance with the terms of the indenture governing the Secured Notes. In connection with the issuance of the Refinanced Secured Notes during the second quarter of 2015, we expensed $13.0 million of related debt issuance costs and fees to “Loss on extinguishment of debt” associated with the redeemed Senior Secured Notes that were outstanding prior to the refinance transaction.

In connection with the issuance of the Refinanced Secured Notes and pursuant to the terms of the Note Purchase Agreement, the Company issued to the Purchaser a warrant to purchase 700,000 shares of Everi Holdings’ common stock, with an exercise price equal to $9.88 per share, representing a 30% premium to the volume-weighted average price of Everi Holdings’ common stock for the ten trading days prior to the issuance of the warrant. The warrant expires on the sixth anniversary of the date of issuance. The number of shares issuable pursuant to the warrant and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, mergers and certain other events. The warrants were valued at $2.2 million using a modified Black-Scholes model and were accounted for as a debt discount.

Interest is due quarterly in arrears each January, April, July and October.

We were in compliance with the terms of the Refinanced Secured Notes as of September 30,  2015 and the Secured Notes as of December 31, 2014.

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

In connection with the issuance of the Unsecured Notes, the Company entered into a registration rights agreement pursuant to which the Company agreed, for the benefit of the initial holders of the Unsecured Notes, to file with the SEC, and use its commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the Unsecured Notes for an issue of SEC-registered notes (the “Exchange Notes”) with terms identical to the Unsecured Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below). The obligation to complete the exchange offer and/or file a shelf registration statement will terminate on the second anniversary of the date of the Registration Rights Agreement. If the exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) on or before December 19, 2015, the annual interest rate borne by the Unsecured Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter until the exchange offer is completed or the shelf registration statement is declared effective, at which time the interest rate will revert to the original interest rate on the date the Unsecured Notes were originally issued. The registration statement for the Exchange Notes was filed with the Securities and Exchange Commission (“SEC”) on October 23, 2015 and declared effective on November 3, 2015.  The Company launched the exchange offer on November 4, 2015 and the exchange offer will expire at 5:00 p.m., New York City time, on December 4, 2015, unless extended.

We were in compliance with the terms of the Unsecured Notes as of September 30,  2015 and December 31, 2014.

13.COMMITMENTS AND CONTINGENCIES

Everi Games Shareholder Litigation

Putative shareholders of Everi Games filed suits in the United States District Court for the Western District of Texas (the “Texas Federal Action”) and the District Court of Travis County, Texas (the “Texas State Court Action”) alleging that Everi Games’ directors breached their fiduciary duties in connection with the Merger. The complaints further alleged that

Everi Holdings and its formerly wholly-owned merger subsidiary, Merger Sub, aided and abetted those purported breaches of fiduciary duty.

The parties agreed to settle all claims asserted in the Texas Federal Action. Everi Games agreed to make certain additional disclosures in its proxy statement related to the Merger, and made those disclosures in a Current Report on Form 8-K filed on November 21, 2014. In addition, the defendants agreed not to oppose plaintiffs’ application for an attorneys’ fee award of up to $310,000. The court in the Texas Federal Action approved the settlement, awarded attorneys’ fees of $310,000, and entered judgment. The deadline to file any appeal from the judgment has expired and no appeal has been filed.

The judgment in the Texas Federal Action includes a release of the claims asserted in the Texas State Court Action. The Texas State Court Action has been dismissed with prejudice.

Alabama Litigation

The Company is currently involved in one lawsuit related to Everi Games’ former charity bingo operations in the State of Alabama, which we believe is not material from a damages perspective. The lawsuit is currently pending in federal court and includes claims related to the alleged illegality of electronic charity bingo in the State of Alabama.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, Everi Games and other manufacturers were added as defendants. The plaintiffs, who claim to have been patrons of White Hall, allege that Everi Games participated in gambling operations that violated Alabama state law by supplying to White Hall purportedly unlawful electronic bingo machines played by the plaintiffs, and the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the filing of the complaint under Ala. Code, Sec 8-1-150(A). The plaintiffs requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama, Northern Division. The court has not ruled on the plaintiffs' motion for class certification. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.

Gain Contingency Settlement

In January 2014, we filed a complaint against certain third party defendants alleging conspiracy in restraint of competition regarding interchange fees, monopolization by defendants in the relevant market, and attempted monopolization of the defendants in the relevant market. We demanded a trial by jury of all issues so triable. The defendants filed a motion to dismiss on March 13, 2014. A settlement agreement was made as of January 16, 2015 and on January 22, 2015 the settlement agreement was executed and delivered for which we received $14.4 million in cash and recorded the settlement proceeds in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the nine months ended September 30, 2015.

We are also subject to other claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

14.SHAREHOLDERS’ EQUITY

Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of September 30,  2015 and December 31, 2014, we had no shares outstanding of preferred stock.

Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of September 30,  2015 and December 31, 2014, we had 90,777,414 and 90,405,450 shares of common stock issued, respectively.

Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 2,456 and 7,900, and 3,345 and 46,474, shares of common stock, at an aggregate purchase price of $14,214 and $54,124, and $27,361 and $396,057, for the three and nine months ended September 30, 2015 and 2014, respectively, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.

15.WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average shares
Weighted average number of common shares outstanding - basic	65,941	65,589	65,804	65,853
Potential dilution from equity grants(1)	—	1,158	—	1,198
Weighted average number of common shares outstanding - diluted	65,941	66,747	65,804	67,051

(1)

The Company was in a net loss position for the three and nine months ended September 30, 2015, and therefore, no potential dilution from the application of the treasury stock method was applicable. The potential dilution excludes the weighted average effect of equity awards to acquire 8.0 million and 7.0 million shares of our common stock for the three and nine months ended September 30, 2014 as the application of the treasury stock method, as required, makes them anti-dilutive.

16.SHARE-BASED COMPENSATION

Equity Incentive Awards

Our 2014 Equity Incentive Plan (the “2014 Plan”) is used to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of our business.  The 2014 Plan superseded the then current 2005 Stock Incentive Plan (the “2005 Plan”). The 2014 Plan is administered by the Compensation Committee of our Board of Directors, which has the authority to select individuals who are to receive options or other equity incentive awards and to specify the terms and conditions of grants of options or other equity incentive awards, the vesting provisions, the term and the exercise price.

Generally, we grant the following award types: (a) time-based options, (b) cliff-vesting time-based options, (c) market-based options and (d) restricted stock.   These awards have varying vesting provisions and expiration periods. For the three and nine months ended September 30, 2015, we granted time-based options and market-based options.

Our time-based stock options granted under the 2014 Plan vest at a rate of 25% per year on each of the first four yearly anniversaries of the option grant dates. These options expire after a ten-year period.

Our market-based stock options granted under the 2014 Plan vest if our average stock price in any period of 30 consecutive trading days meets certain target prices during a four-year period that commenced on the date of grant for these options.  If these target prices are not met during such four-year period, the unvested shares underlying the options will terminate; however, upon the Participant’s termination of Service, if the Participant’s Service is terminated by the Company without Cause within ten days prior to, or within 18 months after, the date a Change in Control is consummated, the unvested options granted would become fully vested.  These options expire after a seven-year period.

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock
	Granted	Granted
Outstanding, December 31, 2014	13,626	440
Additional authorized shares	—	—
Granted	6,509	—
Exercised options or vested shares	(340)	(32)
Canceled or forfeited	(2,069)	(1)
Outstanding, September 30, 2015	17,726	407

The maximum number of shares available for future equity awards under the 2014 Plan is approximately 6.3 million shares of our common stock. There are no shares available for future equity awards under the 2005 Plan.

Stock Options

The fair value of time-based options was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended
	September 30,
	2015	2014
Risk-free interest rate	1%	1%
Expected life of options (in years)	4	4
Expected volatility	43%	54%
Expected dividend yield	0%	0%

The fair value of market-based options was determined as of the date of grant using a lattice-based option valuation model. For the market-based options issued this year, the assumptions were: (a) risk-free interest rate of 1%; (b) measurement period of four years; (c) expected volatility of 43%; and (d) no expected dividend yield.

The following tables present the options activity:

			Weighted
	Number of	Weighted Average	Average Life	Aggregate
	Common Shares	Exercise Price	Remaining	Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Outstanding, December 31, 2014	13,626	$7.64	6.5	$9,148
Granted	6,509	7.68
Exercised	(340)	5.37
Canceled or forfeited	(2,069)	10.11
Outstanding, September 30, 2015	17,726	$7.41	6.9	$2,035
Vested and expected to vest, September 30, 2015	14,706	$7.36	6.7	$2,033
Exercisable, September 30, 2015	6,554	$7.14	4.4	$2,022

There were 0.4 and 6.5 million options granted for the three and nine months ended September 30, 2015. There were 10,000 and 5.0 million options granted for the three and nine months ended September 30, 2014, respectively. The weighted average grant date fair value per share of the options granted was $2.32 and $2.48 for the three and nine months ended September 30, 2015. The weighted average grant date fair value per share of the options granted was $3.54 and $3.27 for the three and nine months ended September 30, 2014, respectively. The total intrinsic value of options exercised was $30,561 and $0.8 million and $0.4 million and $2.8 million for the three and nine months ended September 30, 2015 and 2014, respectively.

There was $20.4 million in unrecognized compensation expense related to options expected to vest as of September 30,  2015. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.8 years. We received $1.8 million in proceeds from the exercise of options and recorded $5.4 million in non-cash compensation expense related to options granted that were expected to vest for the nine months ended September 30,  2015.

There was $13.4 million in unrecognized compensation expense related to options expected to vest as of September 30,  2014.  This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.8 years. We recorded $5.3 million in non-cash compensation expense related to options granted that were expected to vest as of September 30,  2014. We received $6.6 million in cash from the exercise of options for the nine months ended September 30, 2014.

Restricted Stock

The following is a summary of non-vested share awards for our time-based restricted stock:

		Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
	(in thousands)	(per share)
Outstanding, December 31, 2014	440	$7.11
Granted	—	—
Vested	(32)	7.09
Forfeited	(1)	7.09
Outstanding, September 30, 2015	407	$7.11

There were no shares of restricted stock granted for the three and nine months ended September 30, 2015. The total fair value of restricted stock vested was $0.1 million and $0.2 million and $0.1 million and $1.1 million for the three and nine months ended September 30, 2015 and 2014, respectively.

There was $2.2 million in unrecognized compensation expense related to shares of time based restricted stock expected to vest as of September 30,  2015. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.6 years. There were 32,500,  shares of restricted stock that vested and we recorded $0.6 million in non-cash compensation expense related to the restricted stock granted that was expected to vest during the nine months ended September 30, 2015.

There was $1.2 million in unrecognized compensation expense related to shares of time-based restricted stock expected to vest as of September 30,  2014. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.3 years. There were 0.2 million shares of time-based restricted shares vested and we recorded $0.9 million in non-cash compensation expense related to the restricted stock granted that was expected to vest for the nine months ended September 30, 2014.

17.INCOME TAXES

The provision for income tax reflected an effective income tax rate benefit of 39.3% and 37.0% for the three and nine months ended September 30, 2015, respectively, which was higher than the statutory federal rate of 35.0% primarily due to state taxes and the lower foreign tax rate applicable to our foreign source income, partially offset by non-statutory stock options that expired in 2015. The provision for income tax reflected an effective income tax rate expense of 35.3% and 35.6% for the same periods in the prior year, which was higher than the statutory federal rate of 35.0% primarily due to state taxes, an increase in our valuation allowance for certain foreign losses and non-cash compensation expenses related to stock options, partially offset by a lower foreign tax rate applicable to our foreign source income.

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As part of the Merger, the Company recorded $0.7 million of unrecognized tax benefits as of December 31, 2014, which is consistent with the balance as of September 30, 2015. Other than the unrecognized tax benefit related to the Merger, we believe that our income tax filing positions and deductions will be sustained upon audit and we do not anticipate any adjustments that will result in a material change to our financial position. We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expense.

18.SEGMENT INFORMATION

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group consists of the Chief Executive Officer and the Chief Financial Officer. The operating segments are reviewed separately because each represents products that can be sold separately to our customers.

Since the most recent filing of our Form 10-K, and in connection with the Merger, our chief operating decision-making group has determined the following to be the operating segments for which we conduct business: (a) Games, and (b) Payments. Each of these segments is monitored by our management for performance against its internal forecast and is consistent with our internal management reporting. Our chief operating decision-making group manages the business, allocates resources and measures profitability based on the Games and Payments operating segments.

The Games segment provides solutions directly to gaming establishments to offer their patrons gaming entertainment related experiences including: leased gaming equipment; sales and maintenance related services of gaming equipment; gaming systems; and ancillary products and services.

The Payments segment provides solutions directly to gaming establishments to offer their patrons cash access related services and products, including: access to cash at gaming facilities via ATM cash withdrawals, credit card cash access transactions and point of sale debit card transactions; check-related services; fully integrated kiosks and maintenance services; compliance, audit and data software; casino credit data and reporting services and other ancillary offerings.

Corporate overhead and depreciation and amortization expenses were allocated to the segments either through specific identification or based on a reasonable methodology.

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

The following tables present segment information (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues
Games	$53,983	$—	$163,896	$—
Payments	154,763	145,481	458,687	440,998
Total revenues	$208,746	$145,481	$622,583	$440,998

Operating income
Games	$2,368	$—	$7,180	$—
Payments	12,348	10,771	52,012	33,406
Total operating income	$14,716	$10,771	$59,192	$33,406

	At
	September 30, 2015	December 31, 2014
Total assets
Games	$1,190,354	$1,242,822
Payments	460,492	464,463
Total assets	$1,650,846	$1,707,285

Major Customers. For the three and nine months ended September 30, 2015 and 2014,  no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 29% and 30% and 29% and 29% of our total revenue for the three and nine months ended September 30, 2015 and 2014, respectively.

19.CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We conduct substantially all of our business through our U.S. and foreign subsidiaries. Everi Payments’ (“Subsidiary Issuer”) obligations under the Unsecured Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by Everi Holdings (“Parent”) and substantially all of our 100% owned U.S. subsidiaries other than Subsidiary Issuer (the “Guarantor Subsidiaries” and, together with Parent, the “Guarantors” and each a “Guarantor”). The guarantees of our Unsecured Notes will be released under the following customary circumstances: (i) the sale or disposition of all or substantially all of the assets of the Guarantor (by way of merger, consolidation, or otherwise) to a person that is not (either before or after giving effect to such transaction) Parent, Subsidiary Issuer or a restricted subsidiary; (ii) the sale or disposition of sufficient capital stock of the Guarantor to a person that is not (either before or after giving effect to such transaction) Parent, Subsidiary Issuer or a restricted subsidiary and the Guarantor ceases to be a restricted subsidiary of Subsidiary Issuer as a result of the sale or other disposition; (iii) the designation of the Guarantor as an unrestricted subsidiary in accordance with the indenture governing the Unsecured Notes; or (iv) the legal or covenant defeasance of the Unsecured Notes or the satisfaction and discharge of the indenture governing the Unsecured Notes.

Presented below is condensed consolidating financial information for (a) Parent, (b) Subsidiary Issuer, (c) the Guarantor Subsidiaries and (d) our U.S. subsidiaries that are not Guarantor Subsidiaries and our foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of September 30, 2015 and for the three and nine month periods ended September 30, 2015 and 2014. The condensed consolidating financial information has been presented to show the nature of assets held and the results of operations and cash flows of Parent, Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming that the guarantee structure of the Unsecured Notes had been in effect at the beginning of the periods presented.

	Three Months Ended September 30, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues	$—	$143,031	$61,110	$4,767	$(162)	$208,746
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	—	112,344	14,970	2,503	—	129,817
Operating expenses	—	19,085	6,932	440	(162)	26,295
Research and development	—	—	5,463	—	—	5,463
Depreciation	—	1,881	9,018	44	—	10,943
Amortization	—	2,448	18,487	577	—	21,512
Total costs and expenses	—	135,758	54,870	3,564	(162)	194,030
Operating income	—	7,273	6,240	1,203	—	14,716
Other expense (income)
Interest expense, net of interest income	—	1,365	23,266	65	—	24,696
Equity in loss (income) of subsidaries	6,110	(3,365)	—	—	(2,745)	—
Loss on extinguishment of debt	—	87	—	—	—	87
Total other expense (income)	6,110	(1,913)	23,266	65	(2,745)	24,783
(Loss) income from operations before tax	(6,110)	9,186	(17,026)	1,138	2,745	(10,067)
Income tax expense (benefit)	—	2,356	(6,606)	293	—	(3,957)
Net (loss) income	(6,110)	6,830	(10,420)	845	2,745	(6,110)
Foreign currency translation	(788)	—	—	(788)	788	(788)
Comprehensive (loss) income	$(6,898)	$6,830	$(10,420)	$57	$3,533	$(6,898)

	Three Months Ended September 30, 2014
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues	$—	$134,452	$7,207	$4,006	$(184)	$145,481
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	—	103,720	2,575	2,273	—	108,568
Operating expenses	—	19,593	787	738	(184)	20,934
Research and development	—	—	—	—	—	—
Depreciation	—	1,810	1	45	—	1,856
Amortization	—	3,252	—	100	—	3,352
Total costs and expenses	—	128,375	3,363	3,156	(184)	134,710
Operating income	—	6,077	3,844	850	—	10,771
Other (income) expense
Interest expense, net of interest income	—	1,902	—	94	—	1,996
Equity in income of subsidaries	(5,676)	(2,490)	—	—	8,166	—
Loss on extinguishment of debt	—	—	—	—	—	—
Total other (income) expense	(5,676)	(588)	—	94	8,166	1,996
Income from operations before tax	5,676	6,665	3,844	756	(8,166)	8,775
Income tax expense	—	1,197	1,721	181	—	3,099
Net income	5,676	5,468	2,123	575	(8,166)	5,676
Foreign currency translation	(839)	—	—	(839)	839	(839)
Comprehensive income (loss)	$4,837	$5,468	$2,123	$(264)	$(7,327)	$4,837

	Nine Months Ended September 30, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues	$—	$424,259	$185,919	$12,853	$(448)	$622,583
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	—	333,592	43,716	6,754	—	384,062
Operating expenses	—	42,084	26,027	1,319	(448)	68,982
Research and development	—	—	15,369	—	—	15,369
Depreciation	—	5,442	26,440	155	—	32,037
Amortization	—	6,858	54,222	1,861	—	62,941
Total costs and expenses	—	387,976	165,774	10,089	(448)	563,391
Operating income	—	36,283	20,145	2,764	—	59,192
Other expense (income)
Interest expense, net of interest income	—	5,977	69,089	243	—	75,309
Equity in loss (income) of subsidiaries	18,382	(10,077)	—	—	(8,305)	—
Loss on extinguishment of debt	—	13,063	—	—	—	13,063
Total other (income) expense	18,382	8,963	69,089	243	(8,305)	88,372
(Loss) income from operations before tax	(18,382)	27,320	(48,944)	2,521	8,305	(29,180)
Income tax expense (benefit)	—	7,378	(19,050)	874	—	(10,798)
Net (loss) income	(18,382)	19,942	(29,894)	1,647	8,305	(18,382)
Foreign currency translation	(850)	—	—	(850)	850	(850)
Comprehensive (loss) income	$(19,232)	$19,942	$(29,894)	$797	$9,155	$(19,232)

	Nine Months Ended September 30, 2014
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues	$—	$408,971	$21,117	$11,457	$(547)	$440,998
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	—	319,976	6,861	4,344	—	331,181
Operating expenses	—	58,339	2,384	2,057	(547)	62,233
Research and development	—	—	—	—	—	—
Depreciation	—	5,563	3	136	—	5,702
Amortization	—	8,127	—	349	—	8,476
Total costs and expenses	—	392,005	9,248	6,886	(547)	407,592
Operating income	—	16,966	11,869	4,571	—	33,406
Other (income) expense
Interest expense, net of interest income	—	5,926	—	(301)	—	5,625
Equity in income of subsidiaries	(17,889)	(10,915)	—	—	28,804	—
Loss on extinguishment of debt	—	—	—	—	—	—
Total other (income) expense	(17,889)	(4,989)	—	(301)	28,804	5,625
Income from operations before tax	17,889	21,955	11,869	4,872	(28,804)	27,781
Income tax expense	—	4,066	4,535	1,291	—	9,892
Net income	17,889	17,889	7,334	3,581	(28,804)	17,889
Foreign currency translation	(457)	—	—	(457)	457	(457)
Comprehensive income	$17,432	$17,889	$7,334	$3,124	$(28,347)	$17,432

	At September 30, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$85,812	$14,359	$11,302	$—	$111,473
Settlement receivables	—	21,778	—	3,704	—	25,482
Trade receivables, net	—	9,211	38,491	—	—	47,702
Other receivables	—	4,648	619	64	—	5,331
Inventory	—	9,519	15,962	—	—	25,481
Prepaid expenses and other assets	—	6,866	2,985	9,411	—	19,262
Deferred tax asset	—	2,743	6,848	—	—	9,591
Intercompany balances	—	37,777	164,309	1,514	(203,600)	—
Total current assets	—	178,354	243,573	25,995	(203,600)	244,322
Non-current assets
Property, equipment and leasehold improvements, net	—	19,316	82,433	352	—	102,101
Goodwill	—	154,367	708,923	617	—	863,907
Other intangible assets, net	—	31,980	357,827	7,354	—	397,161
Other receivables, non-current	—	3,469	3,607	—	—	7,076
Investment in subsidiaries	222,323	156,621	—	86	(379,030)	—
Deferred tax asset, non-current	—	66,477	46,118	—	(112,595)	—
Other assets, non-current	—	31,767	4,018	494	—	36,279
Intercompany balances	—	1,134,916	—	—	(1,134,916)	—
Total non-current assets	222,323	1,598,913	1,202,926	8,903	(1,626,541)	1,406,524
Total assets	$222,323	$1,777,267	$1,446,499	$34,898	$(1,830,141)	$1,650,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$—	$100,506	$132	$5,941	$—	$106,579
Accounts payable and accrued expenses	—	77,685	27,541	1,376	—	106,602
Current portion of long-term debt	—	10,000	—	—	—	10,000
Intercompany balances	—	165,791	30,728	7,081	(203,600)	—
Total current liabilities	—	353,982	58,401	14,398	(203,600)	223,181
Non-current liabilities
Deferred tax liability, non-current	—	1,072	156,957	—	(112,595)	45,434
Long-term debt, less current portion	—	1,155,542	—	—	—	1,155,542
Other accrued expenses and liabilities	—	3,925	441	—	—	4,366
Intercompany balances	—	—	1,134,916	—	(1,134,916)	—
Total non-current liabilities	—	1,160,539	1,292,314	—	(1,247,511)	1,205,342
Total liabilities	—	1,514,521	1,350,715	14,398	(1,451,111)	1,428,523

Total stockholders’ equity	222,323	262,746	95,784	20,500	(379,030)	222,323
Total liabilities and stockholders’ equity	$222,323	$1,777,267	$1,446,499	$34,898	$(1,830,141)	$1,650,846

	At December 31, 2014
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$68,143	$6,489	$14,463	$—	$89,095
Settlement receivables	—	40,157	—	3,131	—	43,288
Trade receivables, net	—	6,578	31,116	3	—	37,697
Other receivables	—	3,416	16,992	145	—	20,553
Inventory	—	10,595	16,568	—	—	27,163
Prepaid expenses and other assets	—	7,143	2,821	9,024	—	18,988
Deferred tax asset	—	2,743	6,848	—	—	9,591
Intercompany balances	—	18,038	151,179	1,623	(170,840)	—
Total current assets	—	156,813	232,013	28,389	(170,840)	246,375
Non-current assets
Property, equipment and leasehold improvements, net	—	17,864	87,898	323	—	106,085
Goodwill	—	148,278	708,922	713	—	857,913
Other intangible assets, net	—	24,771	402,816	9,198	—	436,785
Other receivables, non-current	—	4,411	4,773	—	—	9,184
Investment in subsidiaries	231,473	147,195	—	86	(378,754)	—
Deferred tax asset, non-current	—	78,229	—	—	(78,229)	—
Other assets, non-current	—	47,508	3,366	69	—	50,943
Intercompany balances	—	1,130,380	—	—	(1,130,380)	—
Total non-current assets	231,473	1,598,636	1,207,775	10,389	(1,587,363)	1,460,910
Total assets	$231,473	$1,755,449	$1,439,788	$38,778	$(1,758,203)	$1,707,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$—	$111,375	$140	$7,642	$—	$119,157
Accounts payable and accrued expenses	—	61,544	41,395	1,729	—	104,668
Current portion of long-term debt	—	10,000	—	—	—	10,000
Intercompany balances	—	152,802	8,159	9,879	(170,840)	—
Total current liabilities	—	335,721	49,694	19,250	(170,840)	233,825
Non-current liabilities
Deferred tax liability, non-current	—	1,072	134,490	—	(78,229)	57,333
Long-term debt, less current portion	—	1,178,787	—	—	—	1,178,787
Other accrued expenses and liabilities	—	5,377	490	—	—	5,867
Intercompany balances	—	—	1,130,380	—	(1,130,380)	—
Total non-current liabilities	—	1,185,236	1,265,360	—	(1,208,609)	1,241,987
Total liabilities	—	1,520,957	1,315,054	19,250	(1,379,449)	1,475,812

Total stockholders’ equity	231,473	234,492	124,734	19,528	(378,754)	231,473
Total liabilities and stockholders’ equity	$231,473	$1,755,449	$1,439,788	$38,778	$(1,758,203)	$1,707,285

	Nine Months Ended September 30, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net (loss) income	$(18,382)	$19,942	$(29,894)	$1,647	$8,305	$(18,382)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	—	12,300	80,662	2,016	—	94,978
Amortization of financing costs	—	5,459	—	—	—	5,459
Gain on sale or disposal of assets	—	(60)	(3,352)	—	—	(3,412)
Accretion of contract rights	—	—	6,006	—	—	6,006
Provision for bad debts	—	—	6,967	—	—	6,967
Loss on early extinguishment of debt	—	13,063	—	—	—	13,063
Equity in income (loss) of subsidiaries	18,382	(10,077)	—	—	(8,305)	—
Stock-based compensation	—	5,144	944	—	—	6,088
Other non-cash items	—	—	127	—	—	127
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	7,510	(9)	(1,949)	—	5,552
Other changes in operating assets and liabilities	(5)	8,163	(20,360)	(881)	—	(13,083)
Net cash (used in) provided by operating activities	(5)	61,444	41,091	833	—	103,363

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(10,857)	—	—	—	(10,857)
Capital expenditures	—	(13,688)	(35,512)	(334)	—	(49,534)
Proceeds from sale of fixed assets	—	103	2,000	—	—	2,103
Repayments under development agreements	—	—	3,104	—	—	3,104
Advances under development and placement agreements	—	—	(2,813)	—	—	(2,813)
Changes in restricted cash and cash equivalents	—	(66)	—	—	—	(66)
Intercompany investing activities	(4,020)	6,600	—	(58)	(2,522)	—
Net cash used in investing activities	(4,020)	(17,908)	(33,221)	(392)	(2,522)	(58,063)

Cash flows from financing activities
Repayments of prior credit facility	—	—	—	—	—	—
Repayments of credit facility	—	(7,500)	—	—	—	(7,500)
Repayments of secured notes	—	(350,000)	—	—	—	(350,000)
Proceeds from issuance of secured notes	—	335,000	—	—	—	335,000
Debt issuance costs	—	(1,146)	—	—	—	(1,146)
Issuance of warrants	2,246	(2,246)	—	—	—	—
Proceeds from exercise of stock options	1,833	—	—	—	—	1,833
Purchase of treasury stock	(54)	—	—	—	—	(54)
Intercompany financing activities	—	25	—	(2,547)	2,522	—
Net cash provided by (used in) financing activities	4,025	(25,867)	—	(2,547)	2,522	(21,867)

Effect of exchange rates on cash	—	—	—	(1,055)	—	(1,055)

Cash and cash equivalents
Net increase (decrease) for the period	—	17,669	7,870	(3,161)	—	22,378
Balance, beginning of the period	—	68,143	6,489	14,463	—	89,095
Balance, end of the period	$—	$85,812	$14,359	$11,302	$—	$111,473

	Nine Months Ended September 30, 2014
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income	$17,889	$17,889	$7,334	$3,581	$(28,804)	$17,889
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	13,690	3	485	—	14,178
Amortization of financing costs	—	1,412	—	—	—	1,412
Loss on sale or disposal of assets	—	79	—	—	—	79
Accretion of contract rights	—	—	—	—	—	—
Provision for bad debts	—	—	6,770	—	—	6,770
Loss on early extinguishment of debt	—	—	—	—	—	—
Equity in (loss) income of subsidiaries	(17,889)	(10,915)	—	—	28,804	—
Stock-based compensation	—	7,533	—	—	—	7,533
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	(15,244)	182	(2,235)	—	(17,297)
Other changes in operating assets and liabilities	(52)	23,237	(13,953)	(10,356)	—	(1,124)
Net cash (used in) provided by operating activities	(52)	37,681	336	(8,525)	—	29,440

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(11,845)	—	—	—	(11,845)
Capital expenditures	—	(9,897)	(298)	(840)	—	(11,035)
Proceeds from sale of fixed assets	—	298	—	—	—	298
Repayments under development agreements	—	—	—	—	—	—
Advances under development and placement agreements	—	—	—	—	—	—
Changes in restricted cash and cash equivalents	—	(77)	—	—	—	(77)
Intercompany Investing Activities	6,918	(18,756)	—	68	11,770	—
Net cash used in (provided by) investing activities	6,918	(40,277)	(298)	(772)	11,770	(22,659)

Cash flows from financing activities
Repayments of prior credit facility	—	(7,258)	—	—	—	(7,258)
Repayments of credit facility	—	—	—	—	—	—
Repayments of secured notes	—	—	—	—	—	—
Proceeds from issuance of secured notes	—	—	—	—	—	—
Debt issuance costs	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	—	—
Proceeds from exercise of stock options	5,251	—	—	—	—	5,251
Purchase of treasury stock	(12,117)	—	—	—	—	(12,117)
Intercompany financing activities	—	1,512	—	10,258	(11,770)	—
Net cash (provided by) used in financing activities	(6,866)	(5,746)	—	10,258	(11,770)	(14,124)

Effect of exchange rates on cash	—	—	—	(412)	—	(412)

Cash and cash equivalents
Net increase for the period	—	(8,342)	38	549	—	(7,755)
Balance, beginning of the period	—	100,573	2,149	11,532	—	114,254
Balance, end of the period	$—	$92,231	$2,187	$12,081	$—	$106,499

20.SUBSEQUENT EVENTS

As of November 9, 2015 we had not identified, and were not aware of, any subsequent events for the three and nine months ended September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following management discussion and analysis of financial condition and results of operations contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “estimate,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “may,” “should,” or “will” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: the risk that our recent acquisition of Everi Games will not produce the expected results we anticipate; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions consistent with our forecasts, including Everi Games; expectations regarding our existing and future installed base and win per day; expectations regarding development and placement fee arrangements; expectations regarding customers’ preferences and demands for future gaming offerings; expectations regarding our product portfolio; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to successfully complete the conversion of our third-party processor; our ability to comply with the Europay, MasterCard and Visa global standard for cards equipped with computer chips; our ability to introduce new products and services; gaming establishment and patron preferences; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; inaccuracies in underlying operating assumptions; expenditures and product development; business prospects; anticipated sales performance; unanticipated expenses or capital needs; technological obsolescence; employee turnover and other statements that are not historical facts. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized.

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

Overview

Everi Holdings Inc. (formerly known as Global Cash Access Holdings, Inc.)  (“Everi Holdings”, “Holdings”, “Everi”) is a holding company, the assets of which are the issued and outstanding shares of capital stock of each of Everi Games Holding Company Inc. (formerly known as Multimedia Games Holding Company, Inc.), which owns all of the issued and outstanding shares of capital stock of Everi Games Inc. (formerly known as Multimedia Games, Inc.)  (“Everi Games”, “Games”) and Everi Payments Inc. (formerly known as Global Cash Access, Inc.)  (“Everi Payments”, “Payments”). Unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” refer to Holdings together with its consolidated subsidiaries.

Everi is dedicated to providing video and mechanical reel gaming content and technology solutions, integrated gaming payments solutions and compliance and efficiency software. Everi Games provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including the award winning TournEvent® slot tournament solution; and (b) the central determinant system for the video lottery terminals installed at racetracks in the State of New York. Everi Payments provides: (a) access to cash at gaming facilities via Automated Teller Machine cash withdrawals, credit card cash access transactions, point of sale debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.

Significant Trends and Developments Impacting Our Business

Merger with Multimedia Games Holding Company, Inc.

In December 2014, Holdings completed its acquisition of Everi Games (formerly known as Multimedia Games Holding Company, Inc.). Pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2014 (the “Merger Agreement”), by and among Holdings, Movie Merger Sub, Inc., a wholly owned subsidiary of Holdings (“Merger Sub”), and Everi Games, Merger Sub merged with and into Everi Games, with Everi Games continuing as the surviving corporation (the “Merger”). In the Merger, Everi Games became a wholly owned subsidiary of Holdings. Also, as a result of the Merger, each outstanding share of common stock, par value $0.01 per share, of Everi Games, other than shares held by Holdings, Everi Games, Merger Sub or their respective subsidiaries, was cancelled and converted into the right to receive $36.50 in cash, without interest (the “Merger Consideration”), together with consideration paid in connection with the acceleration and full vesting of certain Everi Games equity awards, collectively, the “Total Merger Consideration”. We completed the Merger and paid the Total Merger Consideration of approximately $1.1 billion in cash. To fund the Merger, we entered into a credit facility consisting of a $500.0 million, six year senior secured term loan facility that matures in 2020 (the “Term Loan”) and a $50.0 million, five year senior secured revolving credit facility that matures in 2019 (“Revolving Credit Facility”, and together with the Term Loan, the “Credit Facilities”) and issued $350.0 million aggregate principal amount of 7.75% Senior Secured Notes due 2021 (the “Secured Notes”), and $350.0 million aggregate principal amount of 10.00% Senior Unsecured Notes due 2022 (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”). The Secured Notes were subsequently refinanced, as discussed below.  The Revolving Credit Facility remained undrawn at the closing of the Merger. In relation to the Merger, we incurred expenses of approximately $52.6 million associated with debt issuance costs and original issue discounts.  These amounts were capitalized and are being amortized to interest expense based upon the related debt agreements using the straight-line method.

We expensed approximately $0.1 million and $2.0 of costs incurred related to the acquisition of Everi Games for financial advisory services, financing related fees, accounting and legal fees and other transaction-related expenses during the three and nine months ended September 30, 2015, respectively. These expenses are included in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income within operating expenses. These expenses do not include any costs related to additional site consolidation or rationalization that we might consider in the future.

Gain Contingency Settlement

In January 2014, we filed a complaint against certain third party defendants alleging conspiracy in restraint of competition regarding interchange fees, monopolization by defendants in the relevant market, and attempted monopolization of the defendants in the relevant market. We demanded a trial by jury of all issues so triable. The defendants filed a motion to dismiss on March 13, 2014. A settlement agreement was made as of January 16, 2015 and on January 22, 2015 the settlement agreement was executed and delivered in connection with respect to which we received $14.4 million in cash and recorded the settlement proceeds in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the nine months ended September 30, 2015. The Company utilized the proceeds along with cash on hand to make a $15.0 million principal reduction payment on the Secured Notes in the first quarter of 2015.

Refinance of Secured Notes

The terms of the Secured Notes purchase agreement stipulated that the Company was required to use commercially reasonable efforts to aid the initial purchasers in the resale of the Secured Notes. Alternatively, we had the ability to redeem the Secured Notes from the initial purchasers without penalty. On April 15, 2015, the Company entered into a note purchase agreement (the “Note Purchase Agreement”), among Everi Payments, CPPIB Credit Investments III Inc. (the “Purchaser”) and Deutsche Bank Trust Company Americas, as collateral agent (the “Collateral Agent”) and issued $335.0 million in aggregate principal amount of its 7.25% Senior Secured Notes due 2021 (the “Refinanced Secured Notes”) in a private offering to the Purchaser. With the proceeds from the issuance of the Refinanced Secured Notes, we redeemed, in full, the Company’s outstanding Secured Notes from the note holders thereof in accordance with the terms of the indenture governing the Secured Notes. In connection with this transaction during the second quarter of 2015, we expensed approximately $13.0 million of related debt issuance costs and fees to “Loss on extinguishment of debt” associated with the redeemed Senior Secured Notes that were outstanding prior to the refinance transaction.

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

Unsecured Notes Syndication

In connection with the terms of the Unsecured Notes purchase agreement for which we were required to use commercially reasonable efforts to aid the initial purchasers in the resale of the Unsecured Notes, the Company prepared an updated offering memorandum and participated in reasonable marketing efforts including road shows, to the extent required therein. The Unsecured Notes were resold by the initial purchasers to third parties in the second quarter of 2015.

Unsecured Notes Registration

In connection with the issuance of the Unsecured Notes, the Company entered into a registration rights agreement pursuant to which the Company agreed, for the benefit of the initial holders of the Unsecured Notes, to file with the SEC, and use its commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the Unsecured Notes for an issue of SEC-registered notes (the “Exchange Notes”) with terms identical to the Unsecured Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below). The obligation to complete the exchange offer and/or file a shelf registration statement will terminate on the second anniversary of the date of the Registration Rights Agreement. If the exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) on or before December 19, 2015, the annual interest rate borne by the Unsecured Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter until the exchange offer is completed or the shelf registration statement is declared effective, at which time the interest rate will revert to the original interest rate on the date the Unsecured Notes were originally issued. The registration statement for the Exchange Notes was filed with the Securities and Exchange Commission (“SEC”) on October 23, 2015 and declared effective on November 3, 2015.  The Company launched the exchange offer on November 4, 2015 and the exchange offer will expire at 5:00 p.m., New York City time, on December 4, 2015, unless extended.

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

Factors Affecting Comparability

Our condensed consolidated financial statements included in this report that present our financial condition and results of operations reflect the following transactions and events:

•

In March 2014, our contract with Caesars Entertainment Corporation (“CET”) expired and was not renewed. As such, our Payments revenues and cost of revenues were impacted for the remainder of 2014 and the first quarter of 2015.

•

In April 2014, we acquired all of the outstanding capital stock of NEWave, Inc. (“NEWave”), a supplier of compliance, audit and data efficiency software to the gaming industry. The NEWave acquisition did not have a material impact on our results of operations and financial condition.

•

In December 2014, we acquired all of the outstanding capital stock of Everi Games. The results contributed by the Everi Games business for the third quarter 2015 are reflected in our Games segment and condensed consolidated financial statements. We incurred additional acquisition-related expenses, which are reflected in operating expenses for the three and nine months ended September 30, 2015. In addition, depreciation and amortization expenses increased due to the purchase price allocation, which included tangible fixed assets and definite-lived intangible assets with relatively short amortization periods and interest expense increased in connection with the debt incurred to fund the Merger.

•

In December 2014, to effect the Merger, we entered into the Credit Facilities and issued the Notes and we used a portion of these proceeds to repay the outstanding amounts owed under prior credit facilities of $210.0 million and $35.0 million for Everi Payments and Everi Games, respectively (the ‘‘Prior Credit Facilities’’). As a result, we expensed $2.7 million of related debt issuance costs and fees to ‘‘Loss on extinguishment of debt’’ associated with the Prior Credit Facilities of Everi Payments and Everi Games that were in effect prior to the consummation of the Merger.

•

In April 2015, we redeemed, in full, the Secured Notes and issued the Refinanced Secured Notes. The Refinanced Secured Notes will reduce the amount of interest expense paid by the Company by approximately $1.7 million per annum.  As a result, we expensed $13.0 million of debt issuance costs and fees to “Loss on extinguishment of debt”.

•

In August 2015, we acquired certain assets of Resort Advantage, LLC (“Resort Advantage”) a supplier of comprehensive and integrated solutions for complete Financial Crimes Enforcement Network (“FinCEN”) and IRS regulatory compliance to the gaming industry. The Resort Advantage acquisition did not have a material impact on our results of operations and financial condition.

As a result of the above transactions and events, the results of operations and earnings per share in the periods covered by the condensed consolidated financial statements may not be directly comparable.

Operating Segments

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

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

Results of Operations

Three months ended September 30,  2015 compared to three months ended September 30,  2014

The following table presents our unaudited condensed consolidated results of operations (in thousands)*:

	Three Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015 vs 2014
	$	%	$	%	$ Variance	% Variance

Revenues
Games	$53,983	26%	$—	—%	$53,983	—%
Payments	154,763	74%	145,481	100%	9,282	6%
Total revenues	208,746	100%	145,481	100%	63,265	43%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	129,817	62%	108,568	75%	21,249	20%
Operating expenses	26,295	13%	20,934	14%	5,361	26%
Research and Development	5,463	3%	—	—%	5,463	—%
Depreciation	10,943	5%	1,856	1%	9,087	490%
Amortization	21,512	10%	3,352	2%	18,160	542%
Total costs and expenses	194,030	93%	134,710	93%	59,320	44%

Operating income	14,716	7%	10,771	7%	3,945	37%

Other expenses
Interest expense, net of interest income	24,696	12%	1,996	1%	22,700	1,137%
Loss on extinguishment of debt	87	0%	—	—%	87	—%
Total other expenses	24,783	12%	1,996	1%	22,787	1,142%

(Loss) income from operations before tax	(10,067)	(5)%	8,775	6%	(18,842)	(215)%

Income tax (benefit) provision	(3,957)	(2)%	3,099	2%	(7,056)	(228)%

Net (loss) income	$(6,110)	(3)%	$5,676	4%	$(11,786)	(208)%

*    Rounding may cause variances.

Total Revenues

Total revenues increased by $63.3 million, or 43%, to $208.7 million for the three months ended September 30,  2015, as compared to the same period in the prior year. Revenues included $54.0 million from the acquired Games business.

Payments revenues increased by $9.3 million, or 6%, to $154.8 million for the three months ended September 30,  2015, as compared to the same period in the prior year. This was primarily due to higher dollar and transaction volumes and a $3.1 million increase in revenue related to kiosk sales and service.

Costs and Expenses

Cost of revenues (exclusive of depreciation and amortization) increased by $21.2 million, or 20%, to $129.8 million for the three months ended September 30, 2015, as compared to the same period in the prior year. This was primarily due to the cost of revenues associated with the acquired Games business. Cost of revenues decreased as a percentage of total revenue to 62% from 75% due to the margin provided by the Games segment.

Operating expenses increased by $5.4 million, or 26%, to $26.3 million for the three months ended September 30, 2015, as compared to the same period in the prior year. This was primarily due to the operating costs from the acquired Games business.

Research and development costs were $5.5 million for the three months ended September 30, 2015 associated with the acquired Games business.

Depreciation increased by $9.1 million, or 490%, to $10.9 million for the three months ended September 30, 2015, as compared to the same period in the prior year. This was primarily related to tangible assets from the acquired Games business.

Amortization increased by $18.2 million, or 542%, to $21.5 million for the three months ended September 30, 2015, as compared to the same period in the prior year. This was primarily related to the definite-lived intangible assets from the acquired Games business.

Primarily as a result of the factors described above, operating income increased by $3.9 million, or 37%, to $14.7 million for the three months ended September 30, 2015, as compared to the same period in the prior year. The operating income margin remained consistent at 7% for both the three months ended September 30, 2015 and 2014.

Interest expense, net of interest income, increased by $22.7 million, or 1,137%, to $24.7 million for the three months ended September 30, 2015, as compared to the same period in the prior year. This was associated with the additional indebtedness incurred to fund the acquisition of the Games business.

Loss on extinguishment of debt was $0.1 million for the three months ended September 30, 2015 due to the refinancing of our Senior Secured Notes.

Income tax expense decreased by $7.1 million, or 228%, to a benefit of $4.0 million for the three months ended September 30, 2015, as compared to the same period in the prior year. This was primarily due to the loss from operations before income tax expense of $10.1 million. The benefit for income tax reflected an effective income tax rate benefit of 39.3% for the three months ended September 30, 2015, which was higher than the statutory federal rate of 35% primarily due to state taxes and the lower foreign tax rate applicable to our foreign source income partially offset by non-statutory stock options that expired in 2015. The provision for income tax reflected an effective income tax rate expense of 35.3% for the same period in the prior year, which was slightly higher than the statutory federal rate of 35% primarily due to state taxes, an increase in our valuation allowance for certain foreign losses and non-cash compensation expenses related to stock options, partially offset by a lower foreign tax rate applicable to certain foreign source income.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

The following table presents our unaudited condensed consolidated results of operations (in thousands)*:

	Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015 vs 2014
	$	%	$	%	$ Variance	% Variance

Revenues
Games	$163,896	26%	$—	—%	$163,896	—
Payments	458,687	74%	440,998	100%	17,689	4%
Total revenues	622,583	100%	440,998	100%	181,585	41%

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	384,062	62%	331,181	75%	52,881	16%
Operating expenses	68,982	11%	62,233	14%	6,749	11%
Research and Development	15,369	2%	—	—%	15,369	—
Depreciation	32,037	5%	5,702	1%	26,335	462%
Amortization	62,941	10%	8,476	2%	54,465	643%
Total costs and expenses	563,391	90%	407,592	92%	155,799	38%

Operating income	59,192	10%	33,406	8%	25,786	77%

Other expenses
Interest expense, net of interest income	75,309	12%	5,625	1%	69,684	1,239%
Loss on extinguishment of debt	13,063	2%	—	—%	13,063	—%
Total other expenses	88,372	14%	5,625	1%	82,747	1,471%

(Loss) income from operations before tax	(29,180)	(5)%	27,781	6%	(56,961)	(205)%

Income tax (benefit) provision	(10,798)	(2)%	9,892	2%	(20,690)	(209)%

Net (loss) income	$(18,382)	(3)%	$17,889	4%	$(36,271)	(203)%

*    Rounding may cause variances.

Total Revenues

Total revenues increased by $181.6 million, or 41%, to $622.6 million for the nine months ended September 30, 2015, as compared to the same period in the prior year. Revenues included $163.9 million from the acquired Games business.

Payments revenues increased by $17.7 million, or 4%, to $458.7 million for the nine months ended September 30, 2015, as compared to the same period in the prior year. This was primarily due to higher dollar and transaction volumes, new business and offerings from our anti-money laundering and tax compliance solutions that commenced during the second quarter 2014. Excluding the impact of the CET contract, Payments revenues increased 7%, or $30.2 million.

Costs and Expenses

Cost of revenues (exclusive of depreciation and amortization) increased by $52.9 million, or 16%, to $384.1 million for the nine months ended September 30, 2015, as compared to the same period in the prior year. This was primarily due to the cost of revenues associated with the acquired Games business. Cost of revenues decreased as a percentage of total revenue to 62% from 75% due to the margin provided by the Games business.

Operating expenses increased by $6.7 million, or 11%, to $69.0 million for the nine months ended September 30, 2015, as compared to the same period in the prior year. This was primarily due to the operating costs from the acquired Games business, partially offset by litigation settlement proceeds of $14.4 million that reduced expenses.

Research and development costs were $15.4 million for the nine months ended 2015 associated with the acquired Games business.

Depreciation increased by $26.3 million, or 462%, to $32.0 million for the nine months ended September 30, 2015, as compared to the same period in the prior year. This was primarily related to tangible assets from the acquired Games business.

Amortization increased by $54.5 million, or 643%, to $62.9 million for the nine months ended September 30, 2015, as compared to the same period in the prior year. This was primarily related to the definite-lived intangible assets from the acquired Games business.

Primarily as a result of the factors described above, operating income increased by $25.8 million, or 77%, to $59.2 million for the nine months ended September 30, 2015, as compared to the same period in the prior year. The operating income margin increased to 10% for the nine months ended September 30, 2015, as compared to 8% for the same period in the prior year.

Interest expense, net of interest income, increased by $69.7 million, or 1,239%, to $75.3 million for the nine months ended September 30, 2015, as compared to the same period in the prior year. This was associated with the additional indebtedness incurred to fund the acquisition of the Games business.

Loss on extinguishment of debt was $13.1 million for the nine months ended September 30, 2015 due to the refinancing of our Senior Secured Notes.

Income tax expense decreased by $20.7 million, or 209%, to a benefit of $10.8 million for the nine months ended September 30, 2015, as compared to the same period in the prior year. This was primarily due to the loss from operations before income tax expense of $29.2 million. The benefit for income tax reflected an effective income tax rate benefit of 37% for the nine months ended September 30, 2015, which was higher than the statutory federal rate of 35% primarily due to state taxes and the lower foreign tax rate applicable to our foreign source income; partially offset by non-statutory stock options that expired in the year. The provision for income tax reflected an effective income tax rate expense of 35.6% for the same period in the prior year, which was higher than the statutory federal rate of 35% primarily due to state taxes, an increase in our valuation allowance for certain foreign losses and non-cash compensation expenses related to stock options, partially offset by a lower foreign tax rate applicable to certain foreign source income.

Games Revenues and Participation Units

The following table includes the revenues from our Games segment and the related participation units (amounts in thousands):

	As of September 30, 2015	For the three months ended September 30, 2015		For the nine months ended September 30, 2015
			% of Total Games		% of Total Games
	Total EGMs	Revenue	Revenue	Revenue	Revenue
Games revenues and participation units
Contractual Agreement	5,671	$10,543	20%	$32,108	20%
Participation Revenue	7,477	24,532	45%	73,256	45%
Sales	—	10,775	20%	38,872	23%
NY Lottery	—	4,474	8%	13,183	8%
Other	—	3,659	7%	6,477	4%
Total	13,148	$53,983	100%	$163,896	100%

Since the Merger occurred in December 2014, there was no comparative financial information provided for the three and nine months ended and at September 30, 2014.

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

For the three and nine months ended September 30, 2015, there were no material changes to the critical accounting policies and estimates discussed in our audited Consolidated Financial Statements included in our most recently filed Annual Report on Form 10-K, except for the determination of our operating segments described above in “Business Segments.”

Recent Accounting Guidance

Recent Accounting Guidance Not Yet Adopted

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-16, which provides guidance on business combinations.  The ASU requires an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, which provides guidance on the measurement of inventory value.  The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, which provides guidance to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The pronouncement is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years, and early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” and supersedes ASC Topic 605, “Revenue Recognition”. The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance was originally effective for interim and annual reporting periods beginning after December 15, 2016;  however, in August 2015, the FASB issued ASU No. 2015-14, which extended the effective date to interim and annual periods beginning after December 15, 2017. Early application is not permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements and disclosures included within our Notes to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents selected information about our financial position (in thousands):

	At September 30,	At December 31,
	2015	2014
Balance sheet data
Total assets	$1,650,846	$1,707,285
Total borrowings	1,165,542	1,188,787
Stockholders’ equity	222,323	231,473

Net available cash*
Cash and cash equivalents	111,473	89,095
Add: Settlement receivables	25,482	43,288
Less: Settlement liabilities	(106,579)	(119,157)
Total net available cash	$30,376	$13,226

*    Non-GAAP measure

Cash Resources

Our cash balance, cash flows and Credit Facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at September 30, 2015 included cash in non-U.S. jurisdictions of approximately $19.0 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions. These activities result in a balance due to us at the end of each business day that we recoup over the next few business days and classify as settlement receivables. These activities also result in a balance due to our customers at the end of each business day that we remit over the next few business days and classify as settlement liabilities. As of September 30, 2015, we had $25.5 million in settlement receivables for which we received payment in October 2015. As of September 30, 2015, we had $106.6 million in settlement liabilities due to our customers for these settlement services that were paid in October 2015. As the timing of cash received from settlement receivables and payment of settlement liabilities may differ, the total amount of cash held by us will fluctuate throughout the year. As of September 30, 2015 and December 31, 2014, the net cash available after considering settlement amounts was approximately $30.4 million and $13.2 million, respectively.

Sources and Uses of Cash

The following table presents a summary of our cash flow activity (in thousands):

	For the Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014	Sept-15 vs. Sept-14

Cash flow activities
Net cash provided by operating activities	$103,363	$29,440	$73,923
Net cash used in investing activities	(58,063)	(22,659)	(35,404)
Net cash used in financing activities	(21,867)	(14,124)	(7,743)
Effect of exchange rates on cash	(1,055)	(412)	(643)

Cash and cash equivalents
Net increase for the period	22,378	(7,755)	30,133
Balance, beginning of the period	89,095	114,254	(25,159)

Balance, end of the period	$111,473	$106,499	$4,974

Cash flows provided by operating activities increased by $73.9 million for the nine months ended September 30, 2015, as compared to the same period in the prior year. This was related to the operating cash from our acquisition of Everi Games.

Cash flows used in investing activities increased by $35.4 million for the nine months ended September 30, 2015, as compared to the same period in the prior year.  This was due to an increase in capital expenditures associated with our acquisition of Everi Games and other acquisitions made by us during 2015.

Cash flows used in financing activities increased by $7.7 million for the nine months ended September 30, 2015, as compared to the same period in the prior year. This was due to higher principal payments on our Credit Facilities compared to the same period in the prior year. The Credit Facilities were acquired to fund the acquisition of Everi Games.

Long-Term Debt

The following table summarizes our indebtedness (in thousands):

	At September 30,	At December 31,
	2015	2014
Long-term debt
Senior secured term loan	$492,500	$500,000
Senior secured notes	335,000	350,000
Senior unsecured notes	350,000	350,000
Total debt	1,177,500	1,200,000
Less: original issue and warrant discount	(11,958)	(11,213)
Total debt after discount	1,165,542	1,188,787
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion	$1,155,542	$1,178,787

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

The Revolving Credit Facility remained undrawn as of September 30, 2015.

The interest rate per annum applicable to the Revolving Credit Facility is, at our option, the base rate or LIBOR plus, in each case, an applicable margin. The interest rate per annum applicable to the Term Loan is also, at our option, the base rate or LIBOR plus, in each case, an applicable margin. LIBOR will be reset at the beginning of each selected interest period based on the LIBOR rate then in effect; provided that, with respect to the Revolving Credit Facility, if LIBOR is below zero, then such rate will be equal to zero plus the applicable margin, and, with respect to the Term Loan, if LIBOR is below 1.0%, then such rate will be equal to 1.0% plus the applicable margin. The base rate is a fluctuating interest rate equal to the highest of (a) the prime lending rate announced by the administrative agent, (b) the federal funds effective rate from time to time plus 0.50%, and (c) LIBOR (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%. The applicable margins of 4.75% and 5.25% for the Revolving Credit Facility and Term Loan, respectively, are subject to adjustment based on our consolidated secured leverage ratio.

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

Subject to certain exceptions, the obligations under the Credit Facilities are secured by substantially all of the present and after acquired assets of each of Everi Payments, Everi Holdings and the subsidiary guarantors (the “Collateral”) including: (a) a perfected first priority pledge of all the capital stock of Everi Payments and each domestic direct, wholly owned material restricted subsidiary held by Everi Holdings, Everi Payments or any such subsidiary guarantor; and (b) a perfected first priority security interest in substantially all other tangible and intangible assets of Everi Holdings, Everi Payments, and such subsidiary guarantors (including, but not limited to, accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing). Subject to certain exceptions, the Credit Facilities are unconditionally guaranteed by Everi Holdings and such subsidiary guarantors and Everi Games and its material domestic subsidiaries.

The Term Loan had an applicable interest rate of 6.25% as of September 30, 2015 and December 31, 2014.

We were in compliance with the terms of the Credit Facilities as of September 30, 2015 and December 31, 2014.

Senior Secured Notes and Refinance of Senior Secured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 7.75% Senior Secured Notes due 2021 (“the “Secured Notes”). The fees associated with the Secured Notes included debt issuance costs of approximately $13.6 million.

The Secured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement.  Under the terms of the purchase agreement, during a one year period following the closing and upon prior notice from the initial purchasers, the Company was required to use commercially reasonable efforts to aid the purchasers in the resale of the Secured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein. Alternatively, we had the ability to redeem the Secured Notes from the initial purchasers without penalty. On April 15, 2015, the Company entered into a note purchase agreement (the “Note Purchase Agreement”), among Everi Payments, CPPIB Credit Investments III Inc. (the “Purchaser”), and Deutsche Bank Trust Company Americas, as collateral agent (the “Collateral Agent”), and issued $335.0 million in aggregate principal amount of its 7.25% Senior Secured Notes due 2021 (the “Refinanced Secured Notes”) to the Purchaser in a private offering. With the proceeds from the issuance of the Refinanced Secured Notes, we redeemed, in full, the Company’s then outstanding Secured Notes from the initial purchasers in accordance with the terms of the indenture governing the Secured Notes. In connection with the issuance of the Refinanced Secured Notes during the second quarter of 2015, we expensed $13.0 million of related debt issuance costs and fees to “Loss on extinguishment of debt” associated with the redeemed Senior Secured Notes that were outstanding prior to the refinance transaction.

In connection with the issuance of the Refinanced Secured Notes and pursuant to the terms of the Note Purchase Agreement, the Company issued to the Purchaser a warrant to purchase 700,000 shares of Everi Holdings’ common stock, with an exercise price equal to $9.88 per share, representing a 30% premium to the volume-weighted average price of Everi Holdings’ common stock for the ten trading days prior to the issuance of the warrant. The warrant expires on the sixth anniversary of the date of issuance. The number of shares issuable pursuant to the warrant and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, mergers and certain other events. The warrants were valued at $2.2 million using a modified Black-Scholes model and were accounted for as a debt discount.

Interest is due quarterly in arrears each January, April, July and October.

We were in compliance with the terms of the Refinanced Secured Notes as of September 30,  2015 and the Secured Notes as of December 31, 2014.

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

In connection with the issuance of the Unsecured Notes, the Company entered into a registration rights agreement pursuant to which the Company agreed, for the benefit of the initial holders of the Unsecured Notes, to file with the SEC, and use its commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the Unsecured Notes for an issue of SEC-registered notes (the “Exchange Notes”) with terms identical to the Unsecured Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below). The obligation to complete the exchange offer and/or file a shelf registration statement will terminate on the second anniversary of the date of the Registration Rights Agreement. If the exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) on or before December 19, 2015, the annual interest rate borne by the Unsecured Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.00% per annum thereafter until the exchange offer is completed or the shelf registration statement is declared effective, at which time the interest rate will revert to the original interest rate on the date the Unsecured Notes were originally issued. The registration statement for the Exchange Notes was filed with the Securities and Exchange Commission (“SEC”) on October 23, 2015 and declared effective on November 3, 2015.  The Company launched the exchange offer on November 4, 2015 and the exchange offer will expire at 5:00 p.m., New York City time, on December 4, 2015, unless extended.

We were in compliance with the terms of the Unsecured Notes as of September 30, 2015 and December 31, 2014.

Deferred Tax Asset

The Company recognized a deferred tax asset upon its conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting purposes and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in preexisting goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic statutory tax rate of 36.3%, this results in tax payments being approximately $19.0 million less than the annual provision for income taxes shown on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for financial accounting purposes, or the amount of the annual provision, if less. There is an expected aggregate of $68.1 million in cash savings over the remaining life of the portion of the deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations. We believe that it is more likely than not that it will be able to utilize the deferred tax asset. However, the utilization of this tax asset is subject to many factors including our earnings, a change of control of the Company and future earnings.

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

Off-Balance Sheet Arrangements

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, were $0.5 million and $1.6 million and $0.6 million and $1.8 million the three and nine months ended September 30, 2015 and 2014, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Condensed Consolidated Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $289.4 million and $396.3 million as of September 30, 2015 and December 31, 2014, respectively.

In November 2014, we amended the Contract Cash Solutions Agreement to extend the term one year until November 30, 2015.

In June 2015, we amended the Contract Cash Solutions Agreement to decrease the maximum amount of cash to be provided to us from $500.0 million to $425.0 million and to extend the term of the agreement from November 30, 2015 to June 30, 2018.

We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three and nine months ended September 30, 2015 and 2014.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. The currency supplied by Wells Fargo was $289.4 million as of September 30, 2015. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $2.9 million impact on income before taxes over a 12-month period.  Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

The Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the Credit Facilities paid based on a base rate or based on LIBOR and we have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. The weighted average interest rate on the Credit Facilities was approximately 6.25% for the nine months ended September 30, 2015. Based upon the outstanding balance on the Credit Facilities of $492.5 million as of September 30, 2015, each 1% increase in the applicable LIBOR would have a $4.9 million impact on interest expense over a 12 month period. The interest rates on the Notes are fixed and therefore an increase in LIBOR does not impact the interest expense associated with the Notes.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of September 30, 2015 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. We completed the acquisition of Everi Games in December 2014, which represented approximately 72% of our total assets as of September 30, 2015 and approximately 26% of total revenues for the nine months ended September 30, 2015.  Everi Games was excluded from our evaluation in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment for a period of up to one year from the date of acquisition.   Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2015

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Everi Games Shareholder Litigation

Putative shareholders of Everi Games filed suits in the United States District Court for the Western District of Texas (the “Texas Federal Action”) and the District Court of Travis County, Texas (the “Texas State Court Action”) alleging that Everi Games’ directors breached their fiduciary duties in connection with the Merger. The complaints further alleged that Everi Holdings and its formerly wholly-owned merger subsidiary, Merger Sub, aided and abetted those purported breaches of fiduciary duty.

The parties agreed to settle all claims asserted in the Texas Federal Action. Everi Games agreed to make certain additional disclosures in its proxy statement related to the Merger, and made those disclosures in a Current Report on Form 8-K filed on November 21, 2014. In addition, the defendants agreed not to oppose plaintiffs’ application for an attorneys’ fee award of up to $310,000. The court in the Texas Federal Action approved the settlement, awarded attorneys’ fees of $310,000, and entered judgment. The deadline to file any appeal from the judgment has expired and no appeal has been filed.

The judgment in the Texas Federal Action includes a release of the claims asserted in the Texas State Court Action. The Texas State Court Action has been dismissed with prejudice.

Alabama Litigation

The Company is currently involved in one lawsuit related to Everi Games’ former charity bingo operations in the State of Alabama, which we believe is not material from a damages perspective. The lawsuit is currently pending in federal court and includes claims related to the alleged illegality of electronic charity bingo in the State of Alabama.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, Everi Games and other manufacturers were added as defendants. The plaintiffs, who claim to have been patrons of White Hall, allege that Everi Games participated in gambling operations that violated Alabama state law by supplying to White Hall purportedly unlawful electronic bingo machines played by the plaintiffs, and the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the filing of the complaint under Ala. Code, Sec 8-1-150(A). The plaintiffs requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama, Northern Division. The court has not ruled on the plaintiffs' motion for class certification. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.

We are also subject to other claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A. Risk Factors.

There have been no changes to our risk factors since the most recent filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases and Withholding of Equity Securities

	Total Number of		Average Price per
	Shares Purchased or		Share Purchased or
	Withheld		Withheld
	(000’s)

Tax Withholdings
7/1/15 - 7/31/15	0.8	(1)	$7.64	(2)
8/1/15 - 8/31/15	0.8	(1)	$4.95	(2)
9/1/15 - 9/30/15	0.8	(1)	$4.76	(2)

Sub-Total	2.4	(1)	5.79	(2)

Total	2.4		$5.79

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

3.1

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Everi Holdings Inc. (incorporated by reference to Exhibit 3.1 of Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on August 14, 2015).

3.2	Second Amended and Restated Bylaws of Everi Holdings Inc. (incorporated by reference to Exhibit 3.2 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on August 14, 2015).

31.1*

Certification of Ram V. Chary, Chief Executive Officer of Everi Holdings Inc. in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Randy L. Taylor, Chief Financial Officer of Everi Holdings Inc. in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Ram V. Chary, Chief Executive Officer of Everi Holdings Inc. in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Randy L. Taylor, Chief Financial Officer of Everi Holdings Inc. in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2015	EVERI HOLDINGS INC.
(Date)	(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Chief Accounting Officer
(For the Registrant and as
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Everi Holdings Inc. (incorporated by reference to Exhibit 3.1 of Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on August 14, 2015).

3.2	Second Amended and Restated Bylaws of Everi Holdings Inc. (incorporated by reference to Exhibit 3.2 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on August 14, 2015).

31.1*

Certification of Ram V. Chary, Chief Executive Officer of Everi Holdings Inc. in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Randy L. Taylor, Chief Financial Officer of Everi Holdings Inc. in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Ram V. Chary, Chief Executive Officer of Everi Holdings Inc. in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Randy L. Taylor, Chief Financial Officer of Everi Holdings Inc. in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Filed herewith.

**  Furnished herewith.