Form 10-K
period 2015-12-31
Everi Holdings Inc.
filed 2016-03-15
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001‑32622

EVERI HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	20‑0723270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7250 S. Tenaya Way, Suite 100, Las Vegas, Nevada	89113
(Address of principal executive offices)	(Zip Code)

(800) 833‑7110

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $513.5 million.

There were 66,031,424 shares of the registrant’s common stock issued and outstanding as of the close of business on March 1, 2016

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2015 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

EVERI HOLDINGS INC.

ANNUAL REPORT ON FORM 10‑K

FOR FISCAL YEAR ENDED DECEMBER 31, 2015

 CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Everi Holdings Inc. (formerly known as Global Cash Access Holdings, Inc.) (“Everi Holdings,” “Holdings” or “Everi”) is a holding company, the assets of which are the issued and outstanding shares of capital stock of each of (a) Everi Games Holding Inc. (formerly known as Multimedia Games Holding Company, Inc.) (“Everi Games Holding”), which owns all of the issued and outstanding shares of capital stock of Everi Games Inc. (formerly known as Multimedia Games, Inc.) (“Everi Games” or “Games”), and (b) Everi Payments Inc. (formerly known as Global Cash Access, Inc.) (“Everi Payments” or “Payments”). Unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” refer to Holdings together with its consolidated subsidiaries.

Our disclosure and analysis in this Annual Report on Form 10-K, including all documents incorporated by reference, and in our 2015 Annual Report to Stockholders contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “project,” “may,” “should,” “will,” “likely,” “will likely result,” “will continue,” “future,” “plan,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.

Forward-looking statements include, but are not limited to, statements regarding the following matters: trends in gaming establishment and patron usage of our products; benefits of the acquisition of Everi Games, including potential synergies; benefits realized by using our products and services; product development, including the unveiling of new themes on our Platinum MPX and The Texan HDX cabinets, changes to our TournEvent solution and whether those changes will improve slot tournaments, and the release of new game features and additional game and system releases in 2016, and regulatory approval; gaming regulatory, card association and statutory compliance; the implementation of new or amended card association and payment network rules; consumer collection activities; future competition; future tax liabilities; international expansion; resolution of litigation; dividend policy; new customer contracts and contract renewals; future results of operations (including revenue, expenses, margins, earnings, cash flow and capital expenditures); future interest rates and interest expense; future borrowings; and future equity incentive activity and compensation expense.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to certain risks and uncertainties, including, without limitation, the risk that our December 2014 acquisition of Everi Games will not produce the expected results we anticipate; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions (including Everi Games) consistent with our forecasts; expectations regarding our existing and future installed base and win per day; expectations regarding development and placement fee arrangements; inaccuracies in underlying operating assumptions; expectations regarding customers’ preferences and demands for future gaming offerings; expectations regarding our product portfolio; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to comply with the Europay, MasterCard and Visa global standard for cards equipped with computer chips; our ability to introduce new products and services, including third party licensed content; gaming establishment and patron preferences; expenditures and product development; anticipated sales performance; employee turnover; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; technological obsolescence; and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate. Readers are cautioned to consider the specific risk factors described herein and in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

The Company undertakes no obligation to update or publicly revise any forward-looking statement whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph. You are advised, however, to consult any further disclosures we make on related subjects in our reports and other filings with the Securities and Exchange Commission (the “SEC”). Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Item 1A. Risk Factors” of this Annual Report on Form 10-K. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand it is not possible to predict or identify all such factors.

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

On December 19, 2014, Holdings completed the acquisition of Everi Games Holding. Pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2014 (the “Merger Agreement”), by and among Holdings, Movie Merger Sub, Inc., a wholly owned subsidiary of Holdings (“Merger Sub”), and Everi Games, Merger Sub merged with and into Everi Games Holding, with Everi Games Holding continuing as the surviving corporation (the “Merger”). In the Merger, Everi Games Holding became a wholly owned subsidiary of Holdings. Also, as a result of the Merger, each outstanding share of common stock, par value $0.01 per share, of Everi Games Holding, other than shares held by Holdings, Everi Games Holding, Merger Sub or their respective subsidiaries, was cancelled and converted into the right to receive $36.50 in cash, without interest.  We refer to the consideration paid for the shares of Everi Holdings common stock, together with the consideration paid in connection with the acceleration and full vesting of certain Everi Games Holding equity awards, as the “Total Merger Consideration”.

Holdings was formed as a Delaware limited liability company on February 4, 2004 and was converted to a Delaware corporation on May 14, 2004. Our principal executive offices are located at 7250 South Tenaya Way, Suite 100, Las Vegas, Nevada 89113. Our telephone number is (800) 833-7110. Our website address is www.everi.com. The information on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC.

Our Business Segments

Our operating segments were previously organized and managed under five business segments: (a) Cash Advance, (b) ATM, (c) Check Services, (d) Games, and (e) Other. During the first quarter of 2015, we changed our organizational structure as part of our transformation to a Games and Payments company providing solutions to the gaming industry. Accordingly, since the first quarter of 2015, we have reported our financial performance, and organized and managed our operations, across the following two business segments: (a) Games, and (b) Payments. Each of these segments is monitored by our management for performance against its internal forecast and is consistent with our internal management reporting. We have presented prior period amounts to conform to the way we now internally manage and monitor segment performance beginning in 2015. This change in segment reporting had no impact on our consolidated financial statements.

A summary of our segment financial information is contained in “Note 19. Segment Information” of our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Prior to the Merger, Everi Games operated in a single segment.

Our Products and Services

Games Products and Services

Our Games products and services include commercial products, such as Class III products, Native American Class II products, and other bingo products, lottery systems, and back office systems. In our Games business, we generally retain ownership of the leased gaming equipment installed at customer facilities and receive recurring revenue based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee based on the number of player terminals installed at the facility. We also make direct sales of player terminals, licenses, back office systems and other related equipment to customers. The majority of these direct sales contracts are for some combination of gaming equipment, player terminals, content, system software, license fees, ancillary equipment and maintenance.

With respect to our Games business, we have expanded our licensing into new jurisdictions, increased investment in research and development, and introduced premium game products (which typically include high definition (“HD”) dual-screens, liquid crystal display (“LCD”) panels, and red green blue (“RGB”) top box lighting). From its historical focus on placement of standard games into the Oklahoma and Washington tribal markets, Everi Games has diversified its installed base in recent years with entry into new commercial and tribal markets as well as the development and placement of premium products. Everi Games has grown premium game installations with approximately 1,750 units installed (representing more than 13% of our installed base) since entering the category three years ago. Development of high-earning premium games has supported Everi Games’ ability to enter new markets, expand its footprint, and provide broad and new content across its installed base.

Everi Games provides the New York Lottery with an accounting and central determinant system for the VLTs in operation at licensed State of New York racetracks. As of December 31, 2015, this central determinant system connected to approximately 18,000 VLTs and electronic table games (“ETGs”) provided by third-party providers and has the ability to interface with, provide outcomes to, and manage the VLTs as well as interface with and manage the 1,750 ETGs. Pursuant to its agreement with the New York Lottery, Everi Games receives a portion of the network-wide net win (generally, cash-in less prizes paid) per day in exchange for provision and maintenance of the central determinant system. In February 2009, the New York Lottery awarded Everi Games a contract extension through December 2017 and provided Everi Games an opportunity to expand its network as the New York Lottery licenses additional race track gaming facilities or the expansion of existing facilities in the state. Everi Games also provides central determinant system technology to Native American tribes in the State of Washington for which it receives a portion of the revenue generated from the VLTs connected to the system.

Our Games products include:

Classic Mechanical Reel Games.  Our full range of classic mechanical reel games provides players with a traditional, high denomination slot gaming experience. These games leverage our long-standing experience in building enduring brands, such as Black Diamond,  Crystal Jackpots, Smokin’ 777, Double Eagle, and Jackpot Fire, among others, and feature a unique take on traditional slot games with eye-catching features. The premium Skyline mechanical reel series was released with a vintage-inspired bezel showcasing RGB lighting and a 24-inch LCD display, with titles including Double Jackpot Gems, Ultra Mega Meltdown and Canary Diamonds.

Video Reel Games. We offer a growing range of video reel games that provides a uniquely entertaining slot gaming experience. These games leverage the Player HD cabinet to deliver eye-catching graphics and full, rich sound. High denomination, high multi-line themes have been introduced to the market, such as Warrior Legacy, Starry Night-HD, and Smokin’ Hot Gems, along with a batch of gameplay features, such as the Windfall Reels on Fire Lion and Mummy’s Tomb; the Wild Pairs feature on Antony and Cleopatra and Bonnie and Clyde;  Blazin’ Streaks on Disco Fever;  Variable Direction Paylines on Time Twister; and Multi-Stage “Battle Bonus” on Pirates vs. Ninjas.

Core HDX.  The Core HDX enhances the player gaming experience with its dual widescreen 23” monitors with 1080p HD capability, integrated touchscreens and premium 3-way sound system. Its eye-catching cabinet commands a presence on the casino floor with game-controlled lighting and a custom premium LCD topper. Select Core HDX games feature Everi Bet™, the bet configuration system that gives casino operators the power to optimize the casino floor for max returns.   The vast majority of our standard video library on our MForce platform is designed to be playable on the Core HDX. Newly released games exclusive to the Core HDX cabinet include: Peking Fantasy,  Goddess of the Realm - Moon Stone,  Goddess of the Realm - Flame Star,  Jackpot Inferno, and Bonus Attack.

High Rise Games. Our current premium participation slot game series features one of the industry’s largest top boxes, a vertically oriented 37-inch LCD screen that eliminates overhead signage, creates new possibilities for gaming action, offers LED lights around the perimeter of the top box screen, as well as unique bonus features. Four themes are being unveiled on the High Rise Games series, including Queen of Diamonds, Pirates Skull & Bones, The Money Man Big Cash Spin, and Smokin’ Hot Diamonds.  Queen of Diamonds is a 9-Reel, 32-Line theme featuring our new Jackpot Jump feature. Once any jackpot trigger is hit, players pick from one of four cards to find a diamond-suited Jackpot Jump card or a Queen of Diamonds card, which will “jump” the progressive prize by one or two tiers, respectively.

Platinum MPX and The Texan HDX. The award-winning Platinum MPX represents a premium participation cabinet and game series that offers a 40-inch monitor, full 1080p HD graphics capabilities, a fully-customizable touchscreen button panel, game-controlled runway lighting and six custom speakers, including two speakers in the fully integrated interactive sound chair with Earthquake Shakers technology. The Platinum MPX debuted with two games in 2014, the award-winning Thundering Herd and Invasion 2: The Return, with new themes Smokin’ Hot Dice, Gargoyle, Her Majesty, and Myths & Legends.  The Texan HDX is an 8-foot tall cabinet with twin 42-inch video screens, featuring a two-person bench seat. The cabinet is designed to showcase the Everi Standard Video Library in oversized format, allowing the games to be prominently displayed on the casino floor.

TournEvent. Our award-winning slot tournament system is a proven solution that allows operators to switch from in-revenue gaming to out-of-revenue tournaments with the simple click of a mouse. The latest 4.3 version released in 2015 includes an updated user interface that give operators more flexibility in setting up different types of tournaments including a cumulative scoring option that gives casinos the ability to have the system automatically sum players’ scores in multi-session tournaments. The player(s) with the highest accumulated scores from all sessions win or advance. The new version also adds additional tournament sounds, animations, and tournament game options. With the wireless tablet option, casino operators will be able to sign up players for tournaments remotely, allowing for a more efficient tournament registration and an overall better tournament experience for the casinos and players alike. We believe that the out-of-revenue games, Cash Boom Bang with 4 Reel Frenzy and Crown Jewels with 4 Reel Frenzy, will improve slot tournaments, as tournament screens will explode into four sets of reels once a bomb appears. Jump to First and Pop-n-Win features may occur during this time as well. Additional game and system releases are planned for 2016, giving casino operators what we believe will be even more exciting game titles to select from and additional efficiency in the planning and operation of slot tournaments. TournEvent also is available with multiple sign options, consisting of a rotating 55-inch monitor, lighted accent dividers, and the ability to be featured on new bank configurations.

Payments Products and Services

Our Payments products and services include solutions that we provide directly to gaming establishments to offer their patrons cash access related services and products including: access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions and POS debit card transactions; check-related services; fully integrated kiosks and maintenance services; compliance, audit and data software; casino credit data and reporting services and other ancillary offerings.

The following is a description of the markets we address with our principal Payments products and services:

ATM Cash Withdrawals. ATM cash withdrawal transactions represent the largest category of electronic payment transactions that we process, as measured by dollar and transaction volume. In an ATM cash withdrawal, a patron directly accesses funds from a device enabled with our ATM service by either using an ATM or debit card to withdraw funds from the patron’s demand deposit account, or using a credit card to access the patron’s line of credit. In either event, the patron must use the Personal Identification Number (“PIN”) associated with such card. Our processor then routes the transaction request through an electronic funds transfer (“EFT”) network to the patron’s bank or issuer. Depending upon a number of factors, including the patron’s account balance or credit limit and daily withdrawal limit (which limits are set by the bank or issuer), the bank or issuer will either authorize or decline the transaction. If the transaction is authorized, then the ATM-enabled device dispenses the cash to the patron. For a transaction using an ATM or debit card, the patron’s bank account is debited by the amount of cash disbursed plus a service fee that we assess the patron for the use of the ATM service. For a transaction using a credit card with a PIN, the patron’s credit card account is charged by the amount of the cash disbursed plus a service fee that we assess the patron for the use of the ATM service. In both cases, the service fee is currently a fixed dollar amount and not a percentage of the transaction size. We also receive a fee, which we refer to as a reverse interchange fee, from the patron’s card-issuing bank for accommodating the bank’s customer. In most circumstances, we pay a percentage of the service fee that we receive from the patron and, in some circumstances, a portion of the reverse interchange fees we receive, as a commission to our gaming establishment customers for the right to operate on their premises.

Credit Card Cash Access Transactions and POS Debit card Transactions. Patrons can perform credit card cash access transactions and POS debit card transactions using many of our enabled devices. A patron’s credit card cash access limit is usually a sub-limit of the total credit line and is set by the card-issuing bank, not Everi. These limits vary significantly and can be larger or smaller than the POS debit limit. A credit card cash access transaction obligates the patron to repay the issuing bank over time on terms that are preset by the cardholder agreement. A patron’s POS debit card allows the patron to make cash withdrawals at the point of sale in an amount equal to the lesser of the amount of funds in the account, or a daily limit that is generally five to ten times as large as the patron’s daily ATM limit.

When a patron requests a credit card cash access or POS debit card transaction, our processor routes the transaction request through one of the card associations, or EFT networks to the issuing bank. Depending upon several factors, such as the available credit or bank account balance, the transaction is either authorized or declined by the issuing bank. If authorized, the patron’s bank account is debited or the patron’s credit card balance is increased, in both cases, by an amount equal to the funds requested plus our service fee. The service fee is a fixed dollar amount, a percentage of the transaction size or a combination of a fixed dollar amount and percentage of the transaction size. If the transaction is authorized, the device informs the patron that the transaction has been approved. The device then further instructs the patron to proceed to the gaming establishment’s cashier, or Company-operated booth, to complete the transaction because credit card cash access and POS debit card transactions must, in most circumstances, be completed in face-to-face environments and a unique signature must be received in order to comply with rules of the card associations. Once at the cashier booth, the patron acknowledges acceptance of the fee. We reimburse the gaming establishment for the amount of cash that it provided to the patron by either issuing a negotiable instrument to the gaming establishment or paying the gaming establishment via wire transfer or other similar form of electronic payment. In addition, we generally pay the gaming establishment a portion of the service fee as a commission for the right to operate on its premises, although this payment as a percentage of the fee is generally smaller for credit card cash access and POS debit card transactions than for ATM withdrawals. In addition, we are obligated to pay interchange fees to the issuing bank and processing costs related to the electronic payment transaction to card associations.

Check-Related Services. Patrons are able to cash checks at certain gaming establishments. When a patron presents a check to the cashier, the gaming establishment can accept or deny the transaction based on its own customer information and at its own risk, obtain third-party verification information about the check writer, the bank account number and other information relating to the check to manage its risk, or obtain a warranty on payment of the check, which entitles the gaming establishment to reimbursement of the full face amount of the check if it is dishonored.

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

Our principal Payments products and services consist of the following:

Casino Cash Plus 3-in-1 ATMs are unmanned, cash-dispensing machines that enable ATM cash withdrawals, POS debit card transactions, and credit card cash access transactions directly, or using our patented 3-in-1 Rollover functionality. Most financial institutions that issue debit cards impose daily ATM withdrawal limits, and, in many instances, aggregate and count Friday, Saturday and Sunday as a single day in calculating such limits. If a patron has reached his or her daily ATM limit, our patented 3-in-1 Rollover functionality automatically enables the patron to obtain funds via a POS debit card transaction or a credit card cash access transaction instead.

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

Everi Compliance is our suite of compliance software offerings for gaming operators. These compliance solutions help our gaming establishment customers comply with financial services and gaming regulations. These compliance solutions include software to assist with anti-money laundering regulations, such as filing currency transaction reports (“CTRs”) and suspicious activity reports (“SARs”). Additionally, these compliance solutions also assist casinos in filing required tax forms in connection with the payout of jackpot winnings to patrons and assist casinos with auditing cash on the floor and in casino cages.

We also offer:

·	Stand alone, non-ATM terminals that perform authorizations for credit card cash access and POS debit card transactions.

·

Database services that allow gaming establishments access to information from our proprietary patron transaction database for purposes of player acquisition, direct marketing, market share analysis, and a variety of other patron promotional uses. Our proprietary patron transaction database includes information that is captured from transactions we process. Patrons may “opt out” of having their names included in marketing mailing lists.

·	An online payment processing solution for gaming operators in states that offer intra-state, Internet-based gaming and lottery activities.

Manufacturing

We utilize contract manufacturers to produce the cabinets that make up our electronic gaming machines (“EGMs”) and our kiosk products, as well as other sub-assemblies. We have assembly facilities in Austin, Texas and Las Vegas, Nevada, where we assemble the EGMs and our kiosk products, which include the cabinets, computer assemblies, LCD screens, printers, bill validators and acceptors, and other wiring and harnesses. We believe that our sources of supply of component parts and raw materials for our products are generally adequate and we have few sole-sourced parts.

Research and Development

We conduct research and development activities primarily to develop gaming systems, gaming engines, casino data management systems, casino central monitoring systems, video lottery outcome determination systems, gaming platforms and gaming content, as well as to add enhancements to our existing product lines. We believe our ability to deliver differentiated, appealing products and services to the marketplace is based on our research and development investments, and we expect to continue to make such investments in the future. Research and development costs consist primarily of salaries and benefits, consulting fees and game lab testing fees. Once the technological feasibility of a project has been established, it is transferred from research to development and capitalization of development costs begins until the product is available for general release.

Customers

As of December 31, 2015, we served over 1,000 casinos and other gaming properties in the United States, Europe, Canada, the Caribbean, Central America and Asia. In certain limited circumstances, we provide our products and services to non-gaming establishments, such as gas stations and other retail businesses associated with gaming establishment customers, however the revenue generated from these operations is not material to our operations and we do not actively market or target non-gaming establishment customers.

Sales and Marketing

We sell and market our products and services to gaming establishments primarily through the use of a direct sales force, which targets gaming establishments in the United States and in international markets. With respect to our gaming products, we participate in the Class III and Class II gaming machine markets, as well as the central determinant system market in North America, through participation, or revenue share, and fixed fee arrangements and the sale of proprietary EGMs and systems. For the years ended December 31, 2015, 2014, and 2013, our revenues from our operations outside the United States were 2.9%, 2.7%, and 2.4% of our total revenue, respectively. All of our long-lived assets outside of the United States were immaterial for each of fiscal 2015, 2014, and 2013.

Our sales and marketing efforts are directed by a team of customer service executives, each of whom has business development responsibility for gaming establishments in specified geographic regions. These customer service executives direct their efforts at all levels of gaming establishment personnel, including senior executives, finance professionals, marketing staff, slot directors, and cashiers, and seek to educate them on the benefits of our products and services. In some cases, our customer service executives are supported by field account managers, who provide on-site customer service to most of our customers. In other cases our sales executives directly maintain the customer relationships. These customer service executives and field account managers generally reside in the vicinity of the specific gaming establishments that they support to ensure that they respond to the customer service needs of those gaming establishments. We also have joint sales efforts with a number of strategic partners, including independent sales organizations, which allow us to market our products and services to gaming establishments through channels other than our direct sales force.

Competition

In our Games business, we compete across different gaming markets with a variety of gaming equipment suppliers. Competition is generally based upon the: (a) amount of revenue our products generate for our customers relative to the amount of revenue generated by our competitors’ products, (b) prices and/or fees we and our competitors charge for products and services offered, and (c) appeal of our competitors’ products to gaming patrons, which has a direct effect on the volume of play generated by a product and, accordingly, the revenues generated for our customers. To drive customer demand and improve product attractiveness to end users, we are continually working to develop new game themes, gaming engines, hardware platforms and systems that appeal to gaming patrons, all while working to release these new products to the marketplace in a timely manner.

In our Payments business, we compete with other providers of cash access services to the gaming industry, as well as with financial institutions and other regional and local banks that operate ATMs on the premises of gaming establishments. Some of these other providers and financial institutions have established cooperative relationships with each other to expand their service offerings. Although almost all gaming establishments outsource their cash access service to third-party providers because providing these services is not a core competency of gaming establishment operators, and because gaming establishment operators are unable to achieve the same scale that can be obtained by third-party providers that deploy cash access services across multiple gaming establishments, we on occasion do face competition from gaming establishments that may choose to operate their own in-house cash access systems. In recent years, we have also faced increased competition from independent sales organizations, which provide basic services and aggressive pricing, from gaming equipment manufacturers and system providers that manufacture kiosks that directly, or through affiliates with third parties, which offer ATM and other cash access products and services, and from traditional transaction processors that have entered the gaming patron cash access services market. This increased competition amongst these various providers of cash access services has resulted in pricing pressure and margin erosion with respect to our core cash access products and services.

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

We rely on a combination of patents, trademarks, copyrights, trade secrets and contractual restrictions to protect our intellectual property. In our business, we have over 220 patents issued related to games and systems and processes, and have more than 60 patent applications pending world-wide. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, when such filings are commercially reasonable, within and outside the United States. We also seek trademark protection for our names and products and have registered hundreds of trademarks in the United States and various foreign countries. Under permission or license agreements with third parties, we also sell gaming products covered by independently filed copyrights, trademarks and/or patents. Typically, these contracts require us to pay royalties to the licensing party. Royalty expenses are included in cost of gaming and systems in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition to our patents, trademarks, and copyrights, we also rely on a broader scope of intellectual property including trade secrets, in-house know-how and innovation.

Employees

As of December 31, 2015, we had approximately 900 employees. We believe that our relations with our employees are good. We have never experienced a work stoppage and none of our employees are subject to a collective bargaining agreement.

Available Information

Our website address is www.everi.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. In addition, our earnings conference calls are web cast live via our website. In addition to visiting our website, you may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F. Street NE, Washington, D.C. 20549 or at www.sec.gov. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.

REGULATION

Gaming Regulation

The gaming industry is highly regulated under legal systems that frequently evolve and change based on governmental public policies. Various aspects of our business are subject to comprehensive laws, regulations and ordinances applicable to the ownership, management and operation of gambling establishments as well as certain financial services conducted at such establishments. These gaming laws, regulations and ordinances require us to be licensed, registered, found suitable, qualified or otherwise approved by various city, county, state, provincial, federal, tribal and foreign government agencies (collectively “Gaming Authorities”) in the jurisdictions where we conduct business.  We must maintain those licenses, registrations, or other approvals in good standing to continue our business, which generally imposes certain (i) financial and operational reporting, and oversight requirements, and (ii) character and fitness suitability requirements, in each case administered by the Gaming Authorities, upon us and our affiliated or subsidiary organizations, as well as the officers, directors, key personnel and, in certain instances, holders of our debt and/or equity securities in each of those organizations, and our material business associates. Gaming Authorities have broad discretion in determining whether to grant a license, registration or other approval.  Subject to complying with certain procedural requirements, Gaming Authorities may deny any application, or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability, qualification or other approval for any cause deemed reasonable to them.

In general, the licensure, qualification and approval requirements and the regulations imposed on non-gaming suppliers and vendors are less stringent than those requirements and regulations imposed on gaming operators, gaming-related manufacturers and suppliers.  However, some jurisdictions do not distinguish between non-gaming and gaming suppliers and vendors while other jurisdictions classify all of our products and services as gaming-related.  In those jurisdictions which classify our products and services as gaming-related, we are subject to the more stringent licensing and regulatory framework. The stated policies and other purposes behind such laws, regulations, and ordinances are generally to: (i) ensure the public’s trust and confidence in legalized gambling through a system of mandated regulation, internal controls, accounting practices, and operating procedures, and (ii) promote economic activity for the state, county and local governments through revenue opportunities emanating from taxes, licensing fees, and other economic benefits arising out of gambling and related activities.

Moreover, our gaming devices and certain other products and technologies must be certified or approved by Gaming Authorities in many jurisdictions where we conduct business.  These Gaming Authorities test the gaming devices, systems, and related equipment directly or through an independent testing laboratory and may also require a field trial under the regulator’s technical standards before allowing us to sell the product. Although we collaborate closely with the Gaming Authorities and independent testing laboratories, we cannot control whether our products will be approved or the length of time taken to review our products for sale to third parties.

We believe that we are in substantial compliance with all material gaming and financial institution laws applicable to our business.  We can give no assurance, however, that our business activities or the activities of our customers in the gaming industry will not be subject to any regulatory or legal enforcement proceedings in the future and a violation of applicable gaming laws by us or any of our subsidiaries could have a material adverse effect on our financial condition, prospects and results of operations. Depending on the nature of any noncompliance, our failure to comply with such laws, regulations, and ordinances may result in the suspension or revocation of any license, registration, or other approval, a partial or complete cessation of our business, seizure of our assets, as well as the imposition of civil fines and criminal penalties.

A description of the material regulations to which we are subject is set forth below.

Federal Regulation. At the federal level, we are subject to two key pieces of legislation. Our Native American customers are regulated by the National Indian Gaming Commission (“NIGC”), which was established by the Indian Gaming Regulatory Act of 1988 (the “IGRA”). The NIGC has regulatory authority over certain aspects of Native American gaming and defines the boundaries of our dealings with the Native American marketplace and the level of regulatory authority to which these games are subject. IGRA establishes three classes of gaming, each with a different regulatory framework:

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

The Johnson Act, as amended by the Federal Gambling Devices Act of 1962 (the “Johnson Act”), requires that we register annually with the Criminal Division of the United States Department of Justice and requires a wide variety of record keeping and equipment identification efforts on our part. Registration is required in order for us to sell, distribute, manufacture, transport, and/or receive gaming equipment, machines or components across state lines. If we fail to comply with the requirements set forth under the Johnson Act, we could become subject to a variety of penalties, including, but not limited to, the seizure and forfeiture of equipment.

State and Tribal Gaming Commissions. We are regulated by gaming commissions or similar authorities at the state or tribal level as either a (i) manufacturer of gaming devices, in those jurisdictions where we manufacture gaming devices and systems, (ii) supplier of “associated equipment,” in those jurisdictions where we sell and service fully integrated kiosks and jackpot kiosks, and/or (ii) non-gaming supplier or vendor, in those jurisdictions where we provide cash access and Central Credit services only.

The process of obtaining necessary licenses, registrations, or other approvals often involves substantial disclosure of confidential or proprietary information about us and our officers, directors, key personnel and, in certain instances, beneficial owners of our debt and/or equity securities, and requires a determination by the regulators as to our suitability as a manufacturer, supplier, or vendor to gaming establishments. Such suitability examinations may also generally include the following:

·

requiring the licensure or finding of suitability of any of our officers, directors, key employees, or beneficial owners of our debt and/or equity securities as well as our key third-party vendors, suppliers, customers, and other companies with whom we conduct business;

·

the termination or disassociation with such officer, director, key employee, or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability and prohibiting unapproved payments and distributions to such persons;

·	the submission of detailed financial and operating reports;

·	the submission of reports of material loans, leases, sales of securities, and financings; and

·

the regulatory approval of certain material transactions, such as the merger with or acquisition of other  companies, the transfer or pledge of our stock or other equity interests or restrictions on transfer of such interests, or similar financing transactions.

These regulatory obligations are imposed upon gaming-related manufacturers, suppliers, or vendors on an ongoing basis, and there are no guaranties that we will be successful in obtaining and maintaining all necessary licenses, permits, and approvals and to continue to hold other necessary gaming licenses, permits, and approvals to conduct our businesses as currently being conducted by us. The expansion of our businesses, the introduction of new games, systems, products or services, or changes to applicable rules and regulations may result in additional regulatory or licensing requirements being imposed upon us. Many Gaming Authorities will require us to submit software and other key technology components of our gaming devices and systems, as well as our fully integrated kiosks and jackpot kiosks, to government or third-party gaming laboratories for testing and certification prior to deploying such games, systems, and devices in a particular gaming jurisdiction.

Gaming regulatory authorities have broad discretion and may require any beneficial holder of our securities, regardless of the number of shares of common stock and/or amount of debt securities owned, to file an application, make personal or confidential disclosures, be investigated, and be subject to a determination of suitability. Many jurisdictions require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5%, to report the acquisition to Gaming Authorities, and Gaming Authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only. If a beneficial holder of our securities is a corporation, partnership, or trust, such entity must submit detailed business and financial information, which may include information regarding its officers, directors, partners, key personnel, and beneficial owners. Further disclosure by those officers, directors, partners, key personnel, and beneficial owners may also be required. Under some circumstances and in some jurisdictions, an institutional investor, as defined in the applicable gaming regulations, that acquires and holds a specified amount of our securities in the ordinary course of its business may apply to the regulatory authority for a waiver of these licensure, qualification, or finding of suitability requirements, provided that the institutional investor holds the voting securities for investment purposes only, meets certain thresholds relating to the number of securities held, and certifies as to its intentions not to directly or indirectly exert control or influence over the management, policies, and operations of the licensed entity or to change its corporate governance documents.

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

Class III gaming on Native American tribal lands is subject to the negotiation of a compact between the tribe and the state in which they plan to operate a gaming facility. These tribal-state compacts typically include provisions entitling the state to receive a portion of the tribe’s gaming revenues. While tribal-state compacts are intended to document the agreement between the state and a tribe, these tribal-state compacts can be subject to disputes relative to permitted Class III gaming operations. Currently, we operate in three states where compacts materially affect our business: Oklahoma, Washington and, California.

·

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

·

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

·

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

Lottery Commissions. Most States and the District of Columbia have lotteries. The operation of lotteries is subject to extensive regulation. Many aspects of lottery operations are determined by state or local legislation, but lottery regulatory authorities exercise significant discretion to ensure the integrity of contract awards and lottery operations, including in the process of selecting suppliers of equipment, technology and services and retailers of lottery products.  Lottery regulatory commissions typically require detailed background disclosure by and investigations of vendors and their subsidiaries, affiliates, principal stockholders, officers, directors, and employees who will be directly responsible for the operation of lottery systems.  These regulators may have authority to order removal of employees who they deem to be unsuitable or whose presence they believe may adversely affect the operational security or integrity of the lottery. Some lottery commissions mandate extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically 5% or more) of a vendor's securities. The failure of such beneficial owners of our securities to cooperate with the regulators could result in penalties, jeopardize the award of a lottery contract to us, or provide grounds for termination of an existing lottery contract.

Internet and Online Gaming Regulation. Several states have passed implementing legislation and/or regulations to allow certain intra-state, wager-based, online casino and/or lottery games, such as online poker, lottery ticket purchases, or lottery ticket subscriptions. This is due, in part, to (a) a rule of construction contained within the Unlawful Internet gaming Enforcement Act (“UIGEA”) that limits and prevents UIGEA application from altering, limiting or extending any federal, state or tribal laws regulating gambling, (b) a definition within UIGEA that excludes certain intra-state, intra-tribal and interstate horseracing transactions from the phrase “unlawful Internet gambling,” provided certain threshold requirements are met, and (c) a memorandum dated September 20, 2011 and published by the United States Department of Justice, Criminal Division, in which the Department concludes, among other things, that the Federal Wire Act of 1961 (the “Wire Act”) does not apply to interstate transmissions of wire communications that do not relate to a sporting event or contest. To date, states such as Delaware, Georgia, Illinois, Michigan, Minnesota, Nevada, New Jersey, North Carolina and North Dakota have some form of internet or online gaming or lottery activities.

However, the legislative and regulatory environment surrounding online, wager-based games in the United States remains uncertain and complex, and it is unclear how the legislative and regulatory framework governing these activities will evolve in the future. Many states have yet to introduce or finalize regulations regarding the licensing and operational requirements regarding online, wager-based activity, including the licensing and technological requirements relating to the funding and processing of payments relating to online, wager-based casino and lottery games. In addition, the funding of online casino gaming activity is subject to the requirement of the UIGEA, which may prohibit or significantly impede the funding of online, wager-based gaming activity. There is also a possibility that the Wire Act may be amended in the future to prevent or prohibit the use of Internet or mobile-based platforms regardless of the involvement of a sporting event or contest.

Financial Services Regulation

Our Payments business is also subject to a number of financial services regulations:

Durbin Amendment. On June 29, 2011, the Federal Reserve Board issued a final rule establishing standards for debit card interchange fees, among other things, which took effect on October 1, 2011. This rule, Regulation II (Debit Card Interchange Fees and Routing) was promulgated pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as modified by the Durbin Amendment (the “Durbin Amendment”) and establishes, among other things, standards for assessing whether debit card interchange fees received by certain debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Debit card interchange fees are established by payment card networks and ultimately paid by merchants to debit card issuers for each debit transaction.

Anti-Money Laundering. The USA PATRIOT Act of 2001 and its implementing federal regulations require us to establish and maintain an anti-money laundering program. Our anti-money laundering program includes: internal policies, procedures and controls designed to identify and report money laundering, a designated compliance officer, an ongoing employee training program, and an independent audit function to test the program. In addition, the cash access services that we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act. Our gaming establishment customers are required to file a SAR with the U.S. Treasury Department’s Financial Crimes Enforcement Network to report any suspicious transactions relevant to a possible violation of law or regulation. We are also required to file a SAR where we provide our cash access services directly to patrons through satellite cages (“booths”) that we staff and operate. To be reportable, such a transaction must meet criteria that are designed to identify the hiding or disguising of funds derived from illegal activities. Our gaming establishment customers, in situations where our cash access services are provided through gaming establishment cashier personnel, and we, in situations where we provide our cash access services through a booth location, are required to file a CTR of each deposit, withdrawal, exchange of currency or other payment or transfer by, through or to us which involves a transaction in currency of more than $10,000 in a single day. Our QCP Web product can assist in identifying transactions that give rise to reporting obligations. When we issue or sell drafts for currency in amounts between $3,000 and $10,000, we maintain a record of information about the purchaser, such as the purchaser’s address and date of birth.

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

In addition, Europay, MasterCard and Visa jointly developed new card security features (“EMV”), designed to deter fraudulent card transactions related to identity theft, counterfeit cards and the misuse of lost or stolen cards via enhanced card authentication, transaction authorization and cardholder verification using chip-based smart-cards. EMV has been adopted in many regions of the world as the global standard for fraud deterrence in chip-based smart-card payments. The U.S. payments industry has until recently continued to rely on magnetic stripe cards instead of EMV-compliant chip-based cards. However, U.S. card issuers are beginning to offer EMV-capable chip-based smart-cards, and, beginning in October 2015, the network and card associations will begin shifting liability for fraudulent POS transactions generated through EMV-capable cards onto merchants whose devices are not capable of processing chip-based smart-card EMV transactions. The liability shift for ATM transactions onto merchants began in October 2015. This shifts the responsibility for chargebacks due to fraudulent transactions on such cards from the card issuer onto the merchant. As a merchant in connection with our cash access transactions processed through MasterCard and Visa, we must upgrade or replace our existing fleet of U.S.-based devices to accept the EMV standard. This requires us to upgrade the software on a significant portion of our currently deployed fleet of U.S.-based POS, kiosk and ATM devices. Additionally, we may have to replace a portion of our devices with newer devices equipped with the minimum hardware requirements to support EMV.

International Regulation

We are also subject to a variety of gaming and financial services regulations and other laws, including the Foreign Corrupt Practices Act, in the international markets in which we operate. We expect to become subject to additional gaming and financial services regulations and other laws in the jurisdictions into which we expand our operations. Our expansion into new markets is dependent upon our ability to comply with the regulatory regimes adopted by such jurisdictions. Difficulties in obtaining approvals, licenses or waivers from the gaming and monetary authorities, in addition to other potential regulatory and quasi-regulatory issues that we have not yet ascertained, may arise in other international jurisdictions into which we wish to enter.

Item 1A.  Risk Factors.

The following section describes material risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements and “Item7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “included elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Business

We may not remain profitable.

We had net loss of $105.0 million and net income of $12.1 million for the years ended December 31, 2015 and 2014, respectively. As a result of the interest payments on the indebtedness incurred in connection with the Merger, amortization of intangible assets associated with the Merger and other acquisitions, other related acquisition and financing costs, asset impairment charges and depreciation and other amortization, we may not be able to remain profitable in the future. We expect to continue to incur charges in the future in connection with the Merger and future acquisitions and we cannot assure you that we will generate net profits from operations in 2016 or subsequent years. Our ability to generate net profits in the future will depend, in part, on our ability to:

·	continue to successfully integrate our Games and Payments businesses;

·	establish strategic business relationships with new and existing customers;

·	sell our products and services into new markets and to new customers in existing markets and retain our existing customers;

·	develop new games or license third party content in our Games business and develop new products and services in our Payments business;

·	effectively manage a larger and more diversified workforce and business;

·	react to changes, including technological and regulatory changes, in the markets we target or operate in;

·	respond to competitive developments and challenges;

·	comply with the Europay, MasterCard and Visa global standard for cards equipped with computer chips; and

·	attract and retain experienced and talented personnel.

We may not be able to do any of these successfully, and our failure to do so could have a material adverse effect on our business, financial condition, operations or cash flows, which could, among other things, affect our ability to make payments under our Credit Facilities (defined herein) or the Notes (defined herein).

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our industry or the economy, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations with respect to our indebtedness.

As of December 31, 2015, our total indebtedness was approximately $1.2 billion, which included the Credit Facilities and the Notes, and contains restrictive covenants. Our high degree of leverage could have significant adverse effects on our business, including:

·

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

·

making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the purchase agreement governing the Refinanced Secured Notes and  indenture governing the Unsecured Notes and the agreements governing such other indebtedness;

·	increasing our vulnerability to adverse economic, industry or competitive developments;

·	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

·	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

·

limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged or may have more resources than us and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Credit Facilities and the Notes, and fund our working capital and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on our indebtedness, including the Credit Facilities and the Notes, will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including those under the Credit Facilities, will be available to us in an amount sufficient to pay our indebtedness or to fund other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional equity capital, or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Facilities and the purchase agreement governing the Refinanced Secured Notes and indenture governing the Unsecured Notes restrict our ability to dispose of assets and use the proceeds from any such disposition.

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

The Credit Facilities and the purchase agreement governing the Refinanced Secured Notes and indenture governing the Unsecured Notes contain a number of significant restrictions and covenants that limit our ability to:

·	incur additional indebtedness;

·	sell assets or consolidate or merge with or into other companies;

·	pay dividends or repurchase or redeem capital stock;

·	make certain investments;

·	issue capital stock of our subsidiaries;

·	incur liens;

·	prepay, redeem or repurchase subordinated debt; and

·	enter into certain types of transactions with our affiliates.

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

Our net operating loss and other tax credit carry forwards are subject to limitations that could potentially reduce these tax assets.

As of December 31, 2015, we had tax-effected federal and state net operating loss (“NOL”) carry forwards of approximately $76.6 million and $9.4 million, respectively, a federal research and development credit carry forward of approximately $4.3 million, and a federal alternative minimum tax credit carry forward of approximately $1.6 million. The net operating losses will expire starting in 2016.  The federal research and development credits are limited to a 20 year carry forward period and will begin to expire in varying amounts in 2033 if not utilized.  Based on the weight of positive and negative evidence, we believe that it is more likely than not that we will be able to utilize these NOL and other tax credit carry-forwards, with the exception of certain state NOL carry forwards that already have a valuation allowance. However, our ability to utilize these NOL and other tax credit carry forwards to reduce taxable income in future years may be limited for various reasons, including the possibility that projected future taxable income is insufficient to realize the full benefit of these NOL carry forwards prior to their expiration. Additionally, our ability to fully use these tax assets could be adversely affected by the limitations of Sections 382, 383 and 384 of the Internal Revenue Code.

The gaming industry is intensely competitive, and if we are unable to compete effectively, our business could be negatively impacted.

The market for gaming devices, cash access products, and related services is highly competitive, and we expect competition to increase and intensify in the future. In both our Games business and Payments business, some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers with respect to other financial services, greater financial, research, design, development, marketing, technological and other resources, and more ready access to capital resources, which allow them to respond more quickly to new or changing opportunities, be in a better position to compete as well as, in respect of our cash access business, to pay higher commissions or other incentives to gaming establishments in order to gain new customers. In our Payments business, we compete with other established providers of cash access products and services, including third-party transaction processors, financial institutions and other regional and local banks that operate ATMs on the premises of gaming establishments, as well as from gaming establishments that operate their own proprietary cash access systems. To the extent that we lose customers to these competitors, or competitive pressures force us to offer incentives or less favorable pricing terms to us to establish or maintain relationships with gaming establishments, our business, financial condition, operations or cash flows could be materially and adversely affected.

Our business is dependent upon consumer demand for gaming and overall economic trends specific to the gaming industry. Economic downturns or a decline in the popularity of gaming could reduce the number of patrons that use our products and services or the amounts of cash that they access using our services.

We provide our gaming-related and cash access products and services almost exclusively to gaming establishments. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity, participation in which has in the past and may in the future decline during (i) periods of economic growth, due to changes in consumers’ spending habits, (ii) periods of economic downturns, due to decreases in our customers’ disposable income or general tourism activities, and (iii) periods of declining consumer confidence, due to general economic conditions, geopolitical concerns or other factors. Gaming competes with other leisure activities as a form of consumer entertainment and may lose popularity as new leisure activities arise or as other leisure activities become more popular. In addition, gaming in traditional gaming establishments (to which we sell our products and services) competes with Internet-based gaming. The popularity and acceptance of gaming is also influenced by the prevailing social mores and changes in social mores, including changes driven by social responsibility organizations that are dedicated to addressing problem gaming, which could result in reduced acceptance of gaming as a leisure activity or litigation or lobbying efforts focused on limiting gaming activities. To the extent that the popularity or availability of gaming in traditional gaming establishments declines as a result of any of these factors, the demand for our cash access and gaming-related products and services, or the willingness of our customers to spend new capital on acquiring gaming equipment or utilize revenue share agreements, may decline and our business may be harmed.

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

Certain of our agreements with Native American tribes are subject to review by regulatory authorities. For example, our development agreements are subject to review by the NIGC, and any such review could require substantial modifications to our agreements or result in the determination that we have a proprietary interest in a Native American tribe’s gaming activity, which could materially and adversely affect the terms on which we conduct our business. The NIGC has previously expressed the view that some of our development agreements could be in violation of the requirements of the IGRA and Native American tribal gaming regulations, which state that the Native American tribes must hold “sole proprietary interest” in the Native American tribes’ gaming operations, which presents additional risk for our business. The NIGC may also reinterpret applicable laws and regulations, which could affect our agreements with Native American tribes. We could also be affected by alternative interpretations of the Johnson Act as the Native American tribes, who are the customers for our Class II games, could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, financial condition, operations, cash flows or prospects.

Government enforcement, regulatory action, judicial decisions and proposed legislative action have in the past, and will likely continue to affect our business, financial condition, operations, cash flows and prospects in Native American tribal lands. The legal and regulatory uncertainties surrounding our Native American tribal agreements could result in a significant and immediate material adverse effect on our business, financial condition, operations or cash flows. Additionally, such uncertainties could increase our cost of doing business and could take management’s attention away from operations. Regulatory action against our customers or equipment in these or other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences. Moreover, Native American tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within each Native American tribe. Changes in tribal leadership or tribal political pressure can affect our business relationships within Native American markets.

Certain Native American tribes require us to contract with entities that are owned, controlled or managed by tribal members to provide a portion of our services. In some instances, these entities are subcontractors of ours in connection with providing our services, while in other instances we are a subcontractor to these entities who contract with the applicable tribal gaming casino or tribe directly to provide cash access services. Our ability to provide our services is dependent upon our relationship with these third parties and their ability to provide services in accordance with the terms of our contractual arrangement with these third parties and, in some instances, the third parties’ relationship or contractual arrangement with the applicable tribal gaming casino or tribe.

Our business depends on our ability to introduce new, commercially viable games, products and services in a timely manner.

Our success is dependent on our ability to develop and sell new games, products and services that are attractive not only to our customers but also to their customers, the gaming patrons. If our games, products, and services do not appeal to gaming operators and patrons, or do not meet or sustain revenue and profitability of contractual obligations and expectations, we may lose business to our competitors. Additionally, we may be unable to enhance existing games, products and services in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or new games, products and services may not achieve market acceptance in new or existing markets. Delay in regulatory approvals of new gaming devices and equipment may adversely impact new product deployment.  Furthermore, as we attempt to generate new streams of revenue by selling our games, products and services to new customers in new jurisdictions, we will face licensing and approval requirements of Gaming Authorities influencing the timing of our market entry and we may have difficulty implementing an effective sales strategy for these new jurisdictions. If we are unable to keep pace with rapid innovations in new technologies or product design and deployment or if we are unable to quickly adapt our development, manufacturing or sales processes to compete, our business, financial condition, operations or cash flows could suffer a material adverse effect.

We may not successfully enter new markets and potential new markets may not develop quickly or at all.

If and as new and developing domestic markets develop, competition among providers of gaming-related and cash access products and services will intensify. We will face a number of hurdles in our attempts to enter these markets, including the need to expand our sales and marketing presence, compete against pre-existing relationships that our target customers may have with our competitors, the uncertainty of compliance with new or developing regulatory regimes (including regulatory regimes relating to Internet gaming) with which we are not currently familiar, and oversight by regulators that are not familiar with us or our businesses. Each of these risks could materially impair our ability to successfully expand our operations into these new and developing domestic markets.

In addition, as we attempt to sell our gaming-related and cash access products and services into international markets in which we have not previously operated, we may become exposed to political, economic, tax, legal and regulatory risks not faced by businesses that operate only in the United States. The legal and regulatory regimes of foreign markets and their ramifications on our business are less certain. Our international operations are subject to a variety of risks, including different regulatory requirements and interpretations, trade barriers, difficulties in staffing and managing foreign operations, higher rates of fraud, compliance with anti-corruption and export control laws, fluctuations in currency exchange rates, difficulty in enforcing or interpreting contracts or legislation, political and economic instability and potentially adverse tax consequences. Difficulties in obtaining approvals, licenses or waivers from the monetary and gaming authorities of other jurisdictions, in addition to other potential regulatory and quasi-regulatory issues that we have not yet ascertained, may arise in international jurisdictions into which we attempt to enter. In these new markets, our operations will rely on an infrastructure of, among other things, financial services and telecommunications facilities that may not be sufficient to support our business needs, such as the authorization and settlement services that are required to implement electronic payment transactions and the telecommunications facilities that would enable us to reliably connect our networks to our products at gaming establishments in these new markets. In these new markets, we may additionally provide services based upon interpretations of applicable law, which interpretation may be subject to regulatory or judicial review. These risks, among others, could materially and adversely affect our business, financial condition and operations. In connection with our expansion into new international markets, we may forge strategic relationships with business partners to assist us. The success of our expansion into these markets therefore may depend in part upon the success of the business partners with whom we forge these strategic relationships. If we do not successfully form strategic relationships with the right business partners or if we are not able to overcome cultural or business practice differences, our ability to penetrate these new international markets could suffer.

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

In our gaming business, we enter into development and placement fee agreements to provide financing for construction, expansion or remodeling of gaming facilities. Under our development and placement fee agreements, we typically secure a long-term revenue share percentage and a fixed number of player terminal placements in the facility in exchange for funding the development and construction of the gaming facility. The success of these ventures is dependent upon the timely completion of the gaming facility, the placement of our player terminals and a favorable regulatory environment. Our development and placement efforts and financing activities may result in operating difficulties, financial and regulatory risks, or required expenditures that could materially and adversely affect our liquidity. In connection with one or more of these transactions, and to obtain the necessary development and placement fee funds, we may need to extend secured and unsecured credit to potential or existing customers that may not be repaid, incur debt on terms unfavorable to us, incur difficulties in perfecting security interests in collateral on Indian lands, or that we are unable to repay, or incur other contingent liabilities. While we believe the increased level of receivables from counterparties to development agreements has allowed us to grow our business, it has also required direct, additional focus of and involvement by management. The failure to maintain controls and processes related to our collection efforts or the deterioration of regulatory or financial condition of our customers could negatively impact our business.

We typically rely on a single third-party processor to process substantially all of our cash access transactions that are processed through various card associations and payment networks, and the failure of our third-party processor to adequately provide such processing services could have a material adverse effect on our business, financial condition, operations or cash flows.

We typically rely on a single third party to provide processing services for the substantial majority of our cash access transactions by obtaining authorizations for ATM cash withdrawal, POS debit card and credit card cash access transactions and to provide settlement transaction files to card associations and payment networks for some of these transactions. If our third-party processor fails to adequately provide these services, it could result in our systems being unable to process our cash access transactions intermittently or for extended periods of time, which could have a material adverse effect on our business, financial condition, operations or cash flows.

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

In 1994, Europay, MasterCard and Visa jointly developed EMV, designed to deter fraudulent card transactions related to identity theft, counterfeit cards and the misuse of lost or stolen cards via enhanced card authentication, transaction authorization and cardholder verification using chip-based smart-cards. EMV has been adopted in many regions of the world as the global standard for fraud deterrence in chip based smart-card payments. Historically, the U.S. payments industry has relied on magnetic stripe cards instead of EMV compliant chip-based cards. Recently, however, U.S. card issuers have begun to offer EMV-capable chip-based smart-cards, and as of October 1, 2015, the U.S. payment card industry shifted the liability for fraudulent transactions generated through EMV-enabled cards onto merchants whose devices are not capable of processing chip-based smart-card EMV transactions. This shifted the responsibility for chargebacks due to fraudulent transactions on such cards from the card issuer onto the merchant. We bear the risk and are subject to trailing chargeback risk for fraudulent transactions generated through EMV-enabled cards from October 1, 2015 until such time that our customer base is fully converted to the EMV standards.

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

If we are unable to protect our intellectual property adequately or obtain intellectual property rights and agreements, we may lose valuable competitive advantages, be forced to incur costly litigation to protect our rights, or be restricted in our ability to provide various products in our markets

Our success depends, in part, on developing and protecting our intellectual property. We rely on copyright, patent, trademark and trade secret laws to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. While we expect these agreements and arrangements to be honored, we cannot assure you that they will be and, despite our efforts, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors. Any litigation relating to the defense of our intellectual property, whether successful or unsuccessful, could result in substantial costs to us and potentially cause a diversion of our resources.

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

Our inability to identify business opportunities and future acquisitions, or successfully execute any of our identified business opportunities or future acquisitions could limit our future growth.

From time to time, we pursue strategic acquisitions in support of our strategic goals. In connection with any such acquisitions, we could face significant challenges in timely securing required approvals of Gaming Authorities, or managing and integrating our expanded or combined operations, including acquired assets, operations and personnel. There can be no assurance that acquisition opportunities will be available on acceptable terms or at all or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions.

We may not achieve the intended benefits of our recent acquisitions or future acquisitions, if any, nor may we be able to integrate those businesses successfully, and any such acquisitions may disrupt our current plans and operations.

Our ability to succeed in implementing our strategy will depend to some degree upon the ability of our management to successfully integrate commercially viable acquisitions.  Acquisition transactions may disrupt our ongoing business and distract management from other responsibilities.  There can be no assurance that we will be able to successfully integrate the businesses we have acquired, including our acquisition of Everi Games Holding, or do so within the intended timeframes or otherwise realize the expected benefits of such acquisitions. The expected cost synergies associated with such acquisitions may not be fully realized in the anticipated amounts or within the contemplated timeframes or cost expectations, which could result in increased costs and have an adverse effect on our prospects, results of operations, cash flows and financial condition. Our businesses may be negatively impacted if we are unable to effectively manage our expanded operations. The integration of these acquisitions will require significant time and focus from management and may divert attention from the day‑to‑day operations of the combined business or delay the achievement of our strategic objectives. We expect to incur incremental costs and capital expenditures related to our contemplated integration activities.

The risks we commonly encounter in acquisitions include:

·

if, in addition to our current indebtedness, we incur significant debt to finance a future acquisition and our combined business does not perform as expected, we may have difficulty complying with debt covenants;

·	we may be unable to make a future acquisition which is in our best interest due to our current level of indebtedness;

·	if we use our stock to make a future acquisition, it will dilute existing stockholders;

·	we may have difficulty assimilating the operations and personnel of any acquired company;

·	the challenge and additional investment involved with integrating new products and technologies into our sales and marketing process;

·

we may have difficulty effectively integrating any acquired technologies or products with our current products and technologies, particularly where such products reside on different technology platforms or overlap with our products;

·	our ongoing business may be disrupted by transition and integration issues;

·

the costs and complexity of integrating the internal information technology infrastructure of each acquired business with ours may be greater than expected and may require additional capital investments;

·	we may not be able to retain key technical and managerial personnel from an acquired business;

·	we may be unable to achieve the financial and strategic goals for any acquired and combined businesses;

·	we may have difficulty in maintaining controls, procedures and policies during the transition and integration period following a future acquisition;

·	our relationships with partner companies or third-party providers of technology or products could be adversely affected;

·	our relationships with employees and customers could be impaired;

·

our due diligence process may fail to identify significant issues with product quality, product architecture, legal or tax contingencies, customer obligations and product development, among other things;

·	as successor we may be subject to certain liabilities of our acquisition targets;

·	we may face new intellectual property challenges; and

·	we may be required to sustain significant exit or impairment charges if products acquired in business combinations are unsuccessful.

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

In the event of a natural disaster, the operations of gaming establishments could be negatively impacted or consumer demand for gaming could decline, or both, and as a result, our business could be interrupted, which could materially and adversely affect our revenues and results of operations. Adverse weather conditions, particularly flooding, hurricanes, tornadoes, heavy snowfall and other extreme weather conditions often deter our customer’s end users from traveling or make it difficult for them to frequent the sites where our games are installed. If any of those sites experienced prolonged adverse weather conditions, or if the sites in the State of Oklahoma, where a significant number of our games are installed, simultaneously experienced adverse weather conditions, our results of business, financial condition and operations could be materially and adversely affected.

Changes by M&C International and First Data Corporation to certain of their tax returns may have an impact on the value of a component of our deferred tax asset, which could require us to recalculate the starting balance of the deferred tax asset and the annual amortization thereof.

In connection with a recapitalization and private equity restructuring that occurred in 2004 involving our former owners, First Data Corporation (“First Data”), M&C International (“M&C”) and entities affiliated with Bank of America, N.A., we recorded a deferred tax asset of $247.0 million. In connection with this deferred tax asset, we expect to pay a significantly lower amount in United States federal income taxes than we provide for in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. Our calculation of the starting balance of the deferred tax asset is based upon information we received from First Data and M&C about the gains they recorded in the transaction. If First Data or M&C change their calculation of the gains and file amended tax returns, we may be required to recalculate the starting balance of the deferred tax asset and the annual amortization thereof. In addition, unanticipated changes in applicable income tax rates or laws or changes in our tax position or our ability to utilize our deferred tax asset, which may be affected by factors beyond our control, could have a material adverse effect on our future business, financial condition, operations or cash flows.

Risks Related to Regulation of Our Industry

We may be subject to fines, penalties, liabilities and legal claims resulting from unauthorized disclosure of cardholder and patron data, whether through a security breach of our computer systems, our third-party processor’s computer systems or otherwise, or through our unauthorized use or transmission of such data.

We collect and store personally identifiable information about cardholders and patrons that perform certain cash access and Central Credit transactions, including names, addresses, social security numbers, driver’s license numbers and account numbers, and we maintain a database of cardholder and patron data, including account numbers, in order to process our cash access and Central Credit transactions. We also rely on our third-party processor and certain other technology partners to process and store cardholder and patron data relating to our cash access and Central Credit transactions. As a result, we, as well as our third-party processor, certain of our other technology providers and some of our gaming establishment customers, are required to comply with various federal and state privacy statutes and regulations and the PCI Data Security Standard. Compliance with these regulations and requirements, which are subject to change at any time, is often difficult and costly, and our failure, or the failure of these other third parties, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability to our sponsor bank and termination of our agreements with our gaming establishment customers, each of which could have a material adverse effect on our business, financial condition, operations or cash flows. If our computer systems or those of our third-party processor or other technology providers suffer a security breach, we may be subject to liability, including claims for unauthorized transactions with misappropriated bank card information, impersonation or similar fraud claims, as well as for any failure to comply with laws governing required notifications of such a breach, and these claims could result in protracted and costly litigation, penalties or sanctions from the card associations and payment networks, and damage to our reputation, which could reduce and limit our ability to provide cash access and related services to our gaming establishment customers.

The personally identifiable information we collect also includes our patrons’ transaction behavioral data and credit history data, which we may use to provide marketing and data intelligence services to gaming establishments. This information is increasingly subject to federal, state and card association laws and regulations as well as laws and regulations in numerous jurisdictions around the world. Governmental regulations are typically intended to protect the privacy and security of such data and information as well as to regulate the collection, storage, transmission, transfer, use and distribution of such data and information. We could be materially and adversely affected if domestic or international laws or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their laws or regulations in ways that negatively affect our business or even prohibit us from offering certain marketing and data intelligence or other services. Similarly, if we are required to allocate significant resources to modify our internal operating systems and procedures to enable enhanced protection of patron data that we transmit, store and use, our business results could be adversely affected. In addition, we may face requirements that pose compliance challenges in new international markets that we seek to enter as various foreign jurisdictions have different laws and regulations concerning the storage, transmission and use of gaming patron data. Such variation could subject us to costs, liabilities or negative publicity that could impair our ability to expand our operations into some countries and therefore limit our future growth.

We are subject to extensive governmental gaming regulation, which may harm our business.

Our operation of gaming activities, including the sale and manufacturing of gaming devices, fully integrated kiosks, the provision of cash access services at gaming establishments and the operation of central determinant systems, is subject to extensive regulation by the jurisdictions where we operate. The gaming laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the antecedents, acumen, financial stability and character of our owners, officers and directors, as well as those persons financially interested or involved in our companies. Our violation of these gaming laws, regulations and ordinances could result in the imposition of substantial fines, or in the conditioning, limitation, suspension or revocation of a required license, registration or other approval, either of which could have a material adverse impact on our business depending on the specific circumstances.  In addition, we are subject to the possible increase at any time by various state and federal legislatures and officials of gaming taxes or fees, which could adversely affect our results. For a summary of gaming regulations that could affect our business, see “Item 1. Business—Regulation.”

Our ability to conduct both our gaming and cash access businesses, expand operations, develop and distribute new games, products and systems, and expand into new gaming markets is also subject to significant federal, state, local, Native American and foreign regulations. In the United States and many other countries, gaming must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. While we seek to comply with the standards and regulations set forth by each jurisdiction, a governmental agency or court could disagree with our interpretation of these standards and regulations or determine that the manufacturing and use of certain of our electronic player terminals, and perhaps other key components of our gaming systems that rely to some extent upon electronic equipment to run a game, is impermissible under applicable law. An adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for us in other jurisdictions, including with gaming regulators, and our business, operating results and prospects could suffer and we and our officers and directors could be subject to significant fines and penalties. Furthermore, the failure to become licensed, or the loss or conditioning of a license, in one market may have the adverse effect of preventing licensing in other markets or the revocation of licenses we already maintain.

As we expand into new markets, we expect to encounter business, legal, operational and regulatory uncertainties as well as additional responsibilities. As we enter new jurisdictions, we are subject to increasing legal, regulatory and reporting requirements that will require substantial additional resources, such as new licenses, permits and approvals, including third-party certifications that our games comply with a particular jurisdiction’s stated regulations, in order to meet our expectations for new market entry, and such licenses, permits or approvals may not be timely granted to us, or granted to us at all, which could have a material effect on our business in general and new market entry specifically. Obtaining and maintaining all required licenses, findings of suitability, registrations, permits or approvals is time consuming, expensive and potentially distracting to management. As we enter new jurisdictions, our reporting systems will need to be developed and/or updated, and we may fail to provide timely or adequate notifications or reporting requirements within these new jurisdictions, which could have adverse regulatory consequences for us in that, or in other, jurisdictions, which could affect our business. In addition, entry into new markets may require us to make changes to our gaming systems to ensure that they comply with applicable regulatory requirements. We may also encounter additional legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.

Generally, our placement of systems, games and technology into new market segments involves a number of business uncertainties, including whether:

·

the technical platform on which our gaming units, systems and products are based will comply, or can be modified to comply, with the minimum technical requirements for each of the identified new gaming markets;

·	we are able to successfully pass required field trials and comply with the initial game/system installation requirements for each new jurisdiction;

·	our resources and expertise will enable us to effectively operate and grow in such new markets, including meeting regulatory requirements;

·	our internal processes and controls will continue to function effectively within these new segments;

·	we have enough experience to accurately predict revenues and expenses in these new markets;

·	the diversion of management attention and resources from our traditional business, caused by entering into new market segments, will have harmful effects on our traditional business;

·	we will be able to successfully compete against larger companies who dominate the markets that we are trying to enter; and

·	we can timely perform under our agreements in these new markets because of other unforeseen obstacles.

In addition, the suspension, revocation, nonrenewal or limitation of any of our licenses could have a material adverse effect on our business operations, financial condition, and results of operations and our ability to maintain key employees. The gaming authorities may deny, limit, condition, suspend or revoke a gaming license or related approval for violations of applicable gaming laws and regulations and may impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations.

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

Our Central Credit gaming patron credit bureau and check verification and warranty services are subject to the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003 and similar state laws. The collection practices that are used by our third-party providers and us may be subject to the Fair Debt Collection Practices Act and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to state and local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs, our ability to surcharge cardholders who use our ATMs, our ability to accept EBT card types, and the form and type of notices that must be disclosed regarding the provision of our ATM services. The cash access services we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. We are required to file SARs with respect to transactions completed at all gaming establishments at which our cash access services are provided. If we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher, we are subject to the applicable state licensing requirements and regulations governing check cashing activities. We are also subject to various state licensing requirements and regulations governing money transmitters.

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

The card associations’ and payment networks’ rules and regulations are always subject to change, and the card associations or payment networks may modify their rules and regulations from time to time. Our inability to anticipate changes in rules and regulations, or the interpretation or application thereof, may result in substantial disruption to our business. In the event that the card associations, payment networks or our sponsoring banks determine that the manner in which we process certain types of card transactions is not in compliance with existing rules and regulations, or if the card associations or payment networks adopt new rules or regulations that prohibit or restrict the manner in which we process certain types of card transactions, we may be forced to pay a fine, modify the manner in which we operate our business or stop processing certain types of cash access transactions altogether, any of which could have a material adverse effect on our business, financial condition, operations or cash flows.

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

We receive income from issuers of ATM, credit and debit cards for certain transactions performed on our ATMs related to cash dispensing or certain other non-financial transactions such as balance inquiries. The EFT networks may also charge certain fees related to the performance of these transactions. We refer to the net of this income and fees as reverse interchange. The amount of this reverse interchange income is determined by the card associations and EFT networks, and this income is subject to decrease at their discretion.

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

Our ATM services are subject to the applicable federal, state and local banking regulations in each jurisdiction in which we operate ATMs, which regulations relate to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs, our ability to surcharge cardholders who use our ATMs, our ability to accept EBT card types, and the form and type of notices that must be disclosed with respect to the fees we charge to patrons in connection with our ATM services. ATMs are also subject to requirements of the Americans with Disabilities Act, which in general require that ATMs be accessible to individuals with disabilities, such as visually-impaired persons. These laws and regulations may impose significant burdens on our ability to operate ATMs profitably in some locations, or at all, and our business, financial condition, operations or cash flows could be materially adversely affected. Moreover, because these regulations are subject to change, we may be forced to modify our ATM operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide ATM services at gaming establishments. If federal, state, local or foreign authorities adopt new laws or regulations or raise enforcement levels on existing laws and regulations that make it more difficult for us to operate our ATM business, then our revenues and earnings may be negatively affected. If legislation or regulations are enacted in the future that adversely impact our ATM business, we may be forced to modify our operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide ATMs at gaming establishments and our business, financial condition, operations or cash flows could suffer a material adverse effect.

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

There has been a public market for our common stock since September 2005. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including those described above under “—Risks Related to Our Business,” “—Risks Related to Regulation of Our Industry” and the following:

·	our failure to maintain our current customers, including because of consolidation in the gaming industry;

·	increases in commissions paid to gaming establishments as a result of competition;

·	increases in interchange rates, processing fees or other fees paid by us;

·	decreases in reverse interchange rates paid to us;

·	actual or anticipated fluctuations in our or our competitors’ revenue, operating results or growth rate;

·	our inability to adequately protect or enforce our intellectual property rights;

·	any adverse results in litigation initiated by us or by others against us;

·

our inability to make payments on our outstanding indebtedness as they become due or our inability to undertake actions that might otherwise benefit us based on the financial and other restrictive covenants contained in the Credit Facilities and the purchase agreement governing the Refinanced Secured Notes and indenture governing the Unsecured Notes;

·	the loss, or failure, of a significant supplier or strategic partner to provide the goods or services that we require from them;

·

our inability to introduce successful, new products and services in a timely manner or the introduction of new products or services by our competitors that reduce the demand for our products and services;

·	our failure to successfully enter new markets or the failure of new markets to develop in the time and manner that we anticipate;

·	announcements by our competitors of significant new contracts or contract renewals or of new products or services;

·	changes in general economic conditions, financial markets, the gaming industry or the payments processing industry;

·	the trading volume of our common stock;

·	sales of common stock or other actions by our current officers, directors and stockholders;

·	acquisitions, strategic alliances or joint ventures involving us or our competitors;

·	future sales of our common stock or other securities;

·	the failure of securities analysts to cover our common stock or changes in financial estimates or recommendations by analysts;

·	our failure to meet the revenue, net income or earnings per share estimates of securities analysts or investors;

·	additions or departures of key personnel;

·	terrorist acts, theft, vandalism, fires, floods or other natural disasters; and

·	rumors or speculation as to any of the above which we may be unable to confirm or deny due to disclosure restrictions imposed on us by law or which we otherwise deem imprudent to comment upon.

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

·

divide our Board of Directors into three separate classes serving staggered three-year terms, which will have the effect of requiring at least two annual stockholder meetings instead of one, to replace a majority of our directors, which could have the effect of delaying or preventing a change in our control or management;

·

provide that special meetings of stockholders can only be called by our Board of Directors, Chairman of the Board or Chief Executive Officer. In addition, the business permitted to be conducted at any special meeting of stockholders is limited to the business specified in the notice of such meeting to the stockholders;

·

provide for an advance notice procedure with regard to business to be brought before a meeting of stockholders which may delay or preclude stockholders from bringing matters before a meeting of stockholders or from making nominations for directors at a meeting of stockholders, which could delay or deter takeover attempts or changes in management;

·	eliminate the right of stockholders to act by written consent so that all stockholder actions must be effected at a duly called meeting;

·	provide that directors may only be removed for cause with the approval of stockholders holding a majority of our outstanding voting stock;

·

provide that vacancies on our Board of Directors may be filled by a majority, although less than a quorum, of directors in office and that our Board of Directors may fix the number of directors by resolution;

·

allow our Board of Directors to issue shares of preferred stock with rights senior to those of the common stock and that otherwise could adversely affect the rights and powers, including voting rights and the right to approve or not to approve an acquisition or other change in control, of the holders of common stock, without any further vote or action by the stockholders; and

·

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our headquarters are located in a facility in Las Vegas, Nevada, consisting of approximately 59,000 square feet of office space, which is under a lease through April 2023. In connection with the Merger, we assumed certain lease obligations of Everi Games, including approximately 84,000 square feet of office space in Austin, Texas, which is under a lease through March 2021. We also lease several other properties that are used to support all our products and services.

We believe that these facilities are adequate for our business as presently conducted.

Item 3.  Legal Proceedings.

Everi Games Shareholder Litigation

As discussed in “Note 13. Commitments and Contingencies” of our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K, in connection with the Merger, certain actions were filed by putative shareholders of Everi Games Holding in the United States District Court for the Western District of Texas (the “Texas Federal Action”) and the District Court of Travis County, Texas (the “Texas State Court Action”) alleging that directors of Everi Games Holding directors breached their fiduciary duties in connection with the Merger. The complaints further alleged that Everi Holdings and its formerly wholly-owned merger subsidiary, Merger Sub, aided and abetted those purported breaches of fiduciary duty.

The parties agreed to settle all claims asserted in the Texas Federal Action. Everi Games Holding agreed to make certain additional disclosures in its proxy statement related to the Merger, and made those disclosures in a Current Report on Form 8-K filed on November 21, 2014. In addition, the defendants agreed not to oppose plaintiffs’ application for an attorneys’ fee award of up to $310,000. The court in the Texas Federal Action approved the settlement, awarded attorneys’ fees of $310,000, and entered judgment. The deadline to file any appeal from the judgment has expired and no appeal has been filed.

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

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, Everi Games Holding and other manufacturers were added as defendants. The plaintiffs, who claim to have been patrons of White Hall, allege that Everi Games Holding participated in gambling operations that violated Alabama state law by supplying to White Hall purportedly unlawful electronic bingo machines played by the plaintiffs, and the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the filing of the complaint under Ala. Code, Sec 8-1-150(A). The plaintiffs requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama, Northern Division. The court has not ruled on the plaintiffs'

motion for class certification. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on the New York Stock Exchange under the symbol “EVRI.” On March 1, 2016, there were three holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

The following table sets forth for the indicated periods, the high and low sale prices per share of our common stock:

	Price Range
	High	Low
2015
First Quarter	$8.53	$6.41
Second Quarter	8.50	7.16
Third Quarter	7.87	4.39
Fourth Quarter	5.35	3.27
2014
First Quarter	$9.93	$6.37
Second Quarter	9.29	6.38
Third Quarter	9.13	6.56
Fourth Quarter	7.75	6.04

On March 1, 2016, the closing sale price of our common stock on the New York Stock Exchange was $3.02.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all our earnings for the repayment of our outstanding debt and to finance the growth and development of our business. Any future change in our dividend policy will be made at the discretion of our Board of Directors and will depend on contractual restrictions, our results of operations, earnings, capital requirements and other factors considered relevant by our Board of Directors. In addition, the Credit Facilities, the purchase agreement governing the Refinanced Secured Notes and indenture governing the Unsecured Notes limit our ability to declare and pay cash dividends.

Sales of Unregistered Securities

On April 15, 2015, in connection with the Refinanced Secured Notes and pursuant to the terms of the Note Purchase Agreement (defined below), Holdings issued to CPPIB Credit Investments III Inc. (the “Purchaser”) a warrant to purchase 700,000 shares of Holdings’ common stock, with an exercise price equal to $9.88 per share, representing a 30% premium to the volume-weighted average price of Holdings’ common stock for the ten trading days prior to the issuance of the warrant (the “Warrant”). The Warrant expires on the sixth anniversary of the date of issuance. The number of shares issuable pursuant to the Warrant and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, mergers and certain other events. The Warrant was issued in a private placement under Section 4(a)(2) of the Securities Act.

Common Stock Repurchases

We did not have a share repurchase program in effect for the year ended December 31, 2015. Our most recent share repurchase program expired on December 31, 2014.

Issuer Purchases and Withholding of Equity Securities

We repurchased or withheld from restricted stock awards 32,617, 55,502, and 14,901 shares of our common stock at an aggregate purchase price of $0.2 million, $0.5 million, and $0.1 million to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards for the years ended December 31, 2015, 2014, and 2013, respectively. The following table includes the monthly repurchases or withholdings of our common stock during the fourth quarter ended December 31, 2015:

	Total Number of		Average Price
	Shares		per Share
	Purchased or		Purchased or
	Withheld		Withheld
	(000’s)
Tax Withholdings
10/1/15 - 10/31/15	23.2	(1)	$4.69	(2)
11/1/15 - 11/30/15	0.7	(1)	4.45	(2)
12/1/15 - 12/31/15	0.8	(1)	3.42	(2)

Sub-Total	24.7	(1)	4.65	(2)

Total	24.7		$4.65

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

(2)	Represents the average price per share of common stock withheld from restricted stock awards on the date of withholding.

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the S&P Information Technology Index during the five year period ended December 31, 2015.

The graph assumes that $100 was invested on December 31, 2010 in our common stock, in the S&P 500 Index and the S&P Information Technology Index, and that all dividends were reinvested. Research Data Group, Inc. furnished this data and the cumulative total stockholder returns for our common stock, the S&P 500 Index and the S&P Information Technology Index are based on the calendar month end closing prices. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.  Selected Financial Data.

The following selected historical financial data has been derived from, and should be read in conjunction with, the audited consolidated financial statements and the notes to consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our selected consolidated financial data may not be indicative of our future financial condition or results of operations (in thousands, except per share amounts).

	Year Ended December 31,
	2015(1)	2014(2)	2013	2012	2011
Income Statement Data
Revenues	$826,999	$593,053	$582,444	$584,486	$544,063
Operating (loss) income	(9,730)	33,782	49,150	55,982	38,296
Net (loss) income	(104,972)	12,140	24,398	25,689	9,129
Basic (loss) earnings per share
Net (loss) income	$(1.59)	$0.18	$0.37	$0.39	$0.14
Diluted (loss) earnings per share
Net (loss) income	$(1.59)	$0.18	$0.36	$0.38	$0.14
Weighted average common shares outstanding
Basic	65,854	65,780	66,014	65,933	64,673
Diluted	65,854	66,863	67,205	67,337	64,859

	At and For the Year Ended December 31,
	2015(1)	2014(2)	2013	2012	2011
Balance sheet data
Cash and cash equivalents	$102,030	$89,095	$114,254	$153,020	$55,535
Working capital(3)	2,452	12,550	(1,682)	—	—
Total assets	1,574,065	1,707,285	527,327	553,895	529,067
Total borrowings	1,163,579	1,188,787	103,000	121,500	174,000
Stockholders’ equity	137,420	231,473	218,604	198,759	159,858
Cash flow data
Net cash provided by operating activities	$124,416	$24,531	$4,334	$157,488	$54,252
Net cash used in investing activities	(85,045)	(1,085,847)	(13,990)	(12,531)	(18,183)
Net cash (used in) provided by financing activities	(24,884)	1,037,423	(29,183)	(46,783)	(41,227)

(1)	2015 amounts include a full year of financial results for Everi Games. During 2015, the Games reporting unit had a goodwill impairment of $75.0 million.

(2)

2014 amounts affected by the Merger for which Total Merger Consideration of $1.1 billion on December 19, 2014 was paid and results of operations were recorded from the date of acquisition through December 31, 2014.

(3)

As a result of the Merger on December 19, 2014, we now provide a classified balance sheet as a significant portion of our business relates to gaming manufacturing. Starting with the year of the Merger, a calculation of working capital has been included.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and the audited consolidated financial statements and notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the information included in our other filings with the SEC. This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See “Cautionary Note Regarding Forward-Looking Statements” above.

Overview

Everi is dedicated to providing video and mechanical reel gaming content and technology solutions, integrated gaming payments solutions and compliance and efficiency software. Everi Games provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including the award winning TournEvent® slot tournament solution; and (b) the central determinant system for the VLTs installed at racetracks in the State of New York. Everi Payments provides: (a) access to cash at gaming facilities via ATM cash withdrawals, credit card cash access transactions, POS debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.

Significant Trends and Developments Impacting Our Business

Merger with Everi Games

In December 2014, Holdings completed its acquisition of Everi Games Holding Inc. (formerly known as Multimedia Games Holding Company, Inc.) (“Everi Games Holding”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Everi Games Holding, with Everi Games Holding continuing as the surviving corporation. In the Merger, Everi Games Holding became a wholly owned subsidiary of Holdings. Also, as a result of the Merger, each outstanding share of common stock, par value $0.01 per share, of Everi Games Holding, other than shares held by Holdings, Everi Games Holding, Merger Sub or their respective subsidiaries, was cancelled and converted into the right to receive $36.50 in cash, without interest, together with consideration paid in connection with the acceleration and full vesting of certain Everi Games Holding equity awards. We completed the Merger and paid the Total Merger Consideration of approximately $1.1 billion in cash. To fund the Merger, we entered into a credit facility consisting of a $500.0 million, six year senior secured term loan facility that matures in 2020 (the “Term Loan”), and a $50.0 million, five year senior secured revolving credit facility that matures in 2019 (“Revolving Credit Facility,” and together with the Term Loan, the “Credit Facilities”) and issued $350.0 million aggregate principal amount of 7.75% Senior Secured Notes due 2021 (the “Secured Notes”), and $350.0 million aggregate principal amount of 10.00% Senior Unsecured Notes due 2022 (the “Unsecured Notes,” and, together with the Secured Notes or the Refinanced Secured Notes (defined below), as applicable, the “Notes”). The Secured Notes were subsequently refinanced, as discussed below. The Revolving Credit Facility remained undrawn at the closing of the Merger. In relation to the Merger, we incurred expenses of approximately $52.6 million associated with debt issuance costs and original issue discounts.  These amounts were capitalized and are being amortized to interest expense based upon the related debt agreements using the straight-line method.

We expensed approximately $2.7 million and $10.7 million of costs incurred related to the acquisition of Everi Games Holding for financial advisory services, financing related fees, accounting and legal fees and other transaction-related expenses for the years ended December 31, 2015 and 2014, respectively. These expenses are included in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income within operating expenses. These expenses do not include any costs related to additional site consolidation or rationalization that we might consider in the future.

Gain Contingency Settlement

In January 2014, we filed a complaint against certain third party defendants alleging conspiracy in restraint of competition regarding interchange fees, monopolization by defendants in the relevant market, and attempted monopolization of the defendants in the relevant market. We demanded a trial by jury of all issues so triable. The defendants filed a motion to dismiss on March 13, 2014. A settlement agreement was made as of January 16, 2015, and, on January 22, 2015, the settlement agreement was executed and delivered in connection with respect to which we received $14.4 million in cash and recorded the settlement proceeds in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the year ended December 30, 2015. The Company utilized the proceeds along with cash on hand to make a $15.0 million principal reduction payment on the Secured Notes in the first quarter of 2015.

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

Unsecured Notes Registration

In connection with the issuance of the Unsecured Notes, the Company entered into a registration rights agreement pursuant to which the Company agreed, for the benefit of the initial holders of the Unsecured Notes, to file with the SEC, and use its commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the Unsecured Notes for an issue of SEC-registered notes with terms identical to the Unsecured Notes. On October 23, 2015, we filed a registration statement on Form S-4 with the SEC in accordance with the registration rights agreement outlining our offer to exchange the Unsecured Notes for substantially identical notes without transfer restrictions. The registration statement was declared effective on November 3, 2015, and the exchange offer for the Unsecured Notes was completed on December 4, 2015 with 100% percent participation.

Other Trends and Developments

Our strategic planning and forecasting processes include the consideration of economic and industry wide trends that may impact our Games and Payments businesses. We have identified the more material positive and negative trends affecting our business as the following:

·

Casino gaming is dependent upon discretionary consumer spending, which is typically the first type of spending that is restrained by consumers when they are uncertain about their jobs and income. Economic uncertainty in North America, specifically in markets impacted by declining energy prices may have an impact casino gaming and ultimately the demand for new gaming equipment.

·

The total North American installed slot base has remained relatively flat to the prior year.  The volume of net unit replacements, increased only slightly in 2015. The North American gaming industry is expected to have a flat to moderate growth in the forward replacement cycle for EGMs.

·

The volume of new casino openings and new market expansions (e.g., Ohio and Massachusetts) have slowed from previous years.  The reduced demand as a result of fewer new market expansions will reduce the overall demand for slot machines.

·	There continues to be a migration from the use of traditional paper checks and cash to electronic payments which may impact the type of cash access used by our customers.

·

The Payments Card Industry has implemented significant changes in the card acceptance requirements, specifically implementing standards surrounding cash access equipment’s ability to accept cards enabled with EMV compliant chips.  The effective dates for certain of these requirements will continue for the next couple of years and will impact our ability to accept certain card based transactions in the future, our development efforts surrounding our core processing platform, and required capital expenditures to obtain equipment and technology to support EMV.

·

We face continued competition from smaller competitors in the gaming cash access market and face additional competition from larger gaming equipment manufacturers and systems providers. This increased competition has resulted in pricing pressure for both our Games and Payments businesses.

·

There is increasing governmental oversight related to the cost of transaction processing and related fees to the consumer. We expect the financial services and payments industry to respond to these legislative acts by changing other fees and costs, which may negatively impact the Payments business in the future.

·

Casino operators continue to try to broaden their appeal by focusing on investments in the addition of non-gaming amenities to their facilities, which could impact casino operator’s capital allocation.

·	The credit markets in the United States and around the world are volatile and unpredictable.

Factors Affecting Comparability

Our consolidated financial statements included in this report that present our financial condition and results of operations reflect the following transactions and events:

·

In October 2015, we conducted our annual impairment test for our reporting units during the fourth quarter of 2015. A portion of our goodwill was impaired by approximately $75.0 million for the year ended December 31, 2015 based upon the results of our testing.

·

In August 2015, we acquired certain assets of Resort Advantage, LLC (“Resort Advantage”), a supplier of comprehensive and integrated solutions for complete Financial Crimes Enforcement Network (“FinCEN”) and IRS regulatory compliance to the gaming industry. The Resort Advantage acquisition did not have a material impact on our results of operations or financial condition.

·

In April 2015, we redeemed, in full, the Secured Notes and issued the Refinanced Secured Notes. The Refinanced Secured Notes will reduce the amount of interest expense paid by the Company by approximately $1.7 million per annum.  As a result, we expensed $13.0 million of debt issuance costs and fees to “Loss on extinguishment of debt.”

·

In January 2015, a settlement agreement was made in connection with a lawsuit we participated in as plaintiffs for which we received and recorded the settlement proceeds in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the year ended December 30, 2015.

·

In December 2014, we acquired all of the outstanding capital stock of Everi Games. The results contributed by the Everi Games business from the date of consummation of the Merger are reflected in our Games segment and Consolidated Financial Statements. We incurred additional acquisition‑related expenses, which are reflected in operating expenses for the years ended December 31, 2015 and 2014. In addition, depreciation amortization expenses increased due to the purchase price allocation, which included tangible fixed assets and definite-lived intangible assets with relatively short amortization periods and interest expense increased in connection with the debt incurred to fund the Merger.

·

In December 2014, to effect the Merger, we entered into the Credit Facilities and issued the Notes and we used a portion of these proceeds to repay the outstanding amounts owed under prior credit facilities of $210.0 million and $35.0 million for Everi Payments and Everi Games, respectively (the “Prior Credit Facilities”). As a result, we expensed $2.7 million of related debt issuance costs and fees to “Loss on extinguishment of debt” associated with the Prior Credit Facilities of Everi Payments and Everi Games that were in effect prior to the consummation of the Merger.

·	We recorded an asset impairment charge of approximately $3.1 million in the fourth quarter of 2014 related to certain definite‑lived intangible assets.

·

In April 2014, we acquired all of the outstanding capital stock of NEWave, Inc. (“NEWave”), a supplier of compliance, audit and data efficiency software to the gaming industry. The NEWave acquisition did not have a material impact on our results of operations and financial condition.

·

In March 2014, our contract with Caesars Entertainment Corporation expired and was not renewed. As such, our Payments revenues and cost of revenues were impacted for the remainder of 2014 and the first quarter of 2015.

As a result of the above transactions and events, the results of operations and earnings per share in the periods covered by the consolidated financial statements may not be directly comparable.

Operating Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group in deciding how to allocate resources and in assessing performance; our chief operating decision-making group consists of the Chief Executive Officer and the Chief Financial Officer. This group manages the business, allocates resources and measures profitability based on our operating segments. The operating segments are reviewed separately because each represents products that can be sold separately to our customers.

Since the most recent filing of our Annual Report on Form 10-K for the year ended December 31, 2014, and in connection with the Merger, our chief operating decision-making group has determined the following to be the operating segments for which we conduct business: (a) Games, and (b) Payments. Therefore, beginning in the first quarter of 2015, we are reporting our financial performance based on our new segments in both the current and prior periods. This change had no impact on our consolidated financial statements. Each of these segments is monitored by our management for performance against its internal forecast and is consistent with our internal management reporting.

·

The Games segment provides solutions directly to gaming establishments to offer their patrons gaming entertainment related experiences including: leased gaming equipment; sales and maintenance related services of gaming equipment; gaming systems; and ancillary products and services.

·

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

Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014

The following table presents our consolidated results of operations (in thousands)*:

	December 31,		December 31,		December 31,
	2015		2014		2015 Vs 2014
	$	%	$	%	$ Variance	% Variance
Revenues
Games	$214,424	26%	$7,406	1%	$207,018	2,795%
Payments	612,575	74%	585,647	99%	26,928	5%
Total revenues	826,999	100%	593,053	100%	233,946	39%
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	47,017	6%	1,753	—%	45,264	2,582%
Payments cost of revenue (exclusive of depreciation and amortization)	463,380	56%	438,318	74%	25,062	6%
Operating expenses	101,202	12%	95,452	16%	5,750	6%
Research and development	19,098	2%	804	—%	18,294	2,275%
Goodwill impairment	75,008	9%	—	—%	75,008	—%
Depreciation	45,551	6%	8,745	1%	36,806	421%
Amortization	85,473	10%	14,199	3%	71,274	502%
Total costs and expenses	836,729	101%	559,271	94%	277,458	50%
Operating (loss) income	(9,730)	(1)%	33,782	6%	(43,512)	(129)%
Other expenses
Interest expense, net of interest income	100,290	12%	10,756	2%	89,534	832%
Loss on extinguishment of debt	13,063	2%	2,725	—%	10,338	379%
Total other expenses	113,353	14%	13,481	2%	99,872	741%
(Loss) income from operations before tax	(123,083)	(15)%	20,301	4%	(143,384)	(706)%
Income tax (benefit) provision	(18,111)	(2)%	8,161	2%	(26,272)	(322)%
Net (loss) income	$(104,972)	(13)%	$12,140	2%	$(117,112)	(965)%

*Rounding may cause variances.

Total Revenues

Total revenues increased by $233.9 million, or 39%, to $827.0 million for the year ended December 31, 2015, as compared to the same period in the prior year.

Games revenues increased to  $207.0 million or 2,795%  to $214.4 million as a result of a full year of operations related to the acquired Games business in late 2014.

Payments revenues increased by $26.9 million, or 5%, to $612.6 million for the year ended December 31, 2015, as compared to the same period in the prior year. This was primarily due to higher dollar and transaction volumes and sales of compliance related solutions.

Costs and Expenses

Games cost of revenues (exclusive of depreciation and amortization) increased by $45.3 million, or 2,582%, to $47.0 million for the year ended December 31, 2015, as compared to the prior year. This was primarily due to the cost of revenues associated with a full year of operations related to the acquired Games business.

Payments cost of revenues (exclusive of depreciation and amortization) increased by $25.1 million, or 6%, to $463.4 million for the year ended December 31, 2015, as compared to the prior year. This was primarily due to variable costs related to additional revenues from the Payments business.

Operating expenses increased by $5.8 million, or 6%, to $101.2 million for the year ended December 31, 2015, as compared to the prior year. This was primarily due to the operating costs from the acquired Games business offset by $14.4 million of legal settlement proceeds.

Research and development costs increased by $18.3 million, or 2,275%, to $19.1 million for the year ended December 31, 2015, as compared to the prior year.  The increase in research and development is associated with the acquired Games business.

Goodwill impairment was $75.0 million for the year ended December 31, 2015. This non-cash charge was a result of our October 1, 2015 annual goodwill assessment and attributable to our Games reporting unit.

Depreciation increased by $36.8 million, or 421%, to $45.6 million for the year ended December 31, 2015, as compared to the prior year. This was primarily related to tangible assets from the acquired Games business. In connection with our fourth quarter 2015 annual impairment review, we concluded that certain of our gaming fixed assets either: (a) had economic lives that were no longer supportable and such lives were shortened, which resulted in an accelerated depreciation charge of approximately $2.6 million in the current period; or (b) were fully impaired, which resulted in an accelerated depreciation charge of approximately $1.0 million in the current period.

Amortization increased by $71.3 million, or 502%, to $85.5 million for the year ended December 31, 2015, as compared to the prior year. This was primarily related to the definite-lived intangible assets from the acquired Games business.

Primarily as a result of the factors described above, operating income decreased by $43.5 million, or 129%, to an operating loss of $9.7 million for the year ended December 31, 2015, as compared to the prior year. The operating (loss) income margin decreased to (1%) for the year ended December 31, 2015, as compared to 6% for the prior year.  Excluding the 2015 goodwill impairment, the 2015 operating margin would have been approximately 8%.

Interest expense, net of interest income, increased by $89.5 million, or 832%, to $100.3 million for the year ended December 31, 2015, as compared to the prior year. This was associated with the additional indebtedness incurred to fund the acquisition of the Games business.

Loss on extinguishment of debt increased by $10.3 million, or 379%, to $13.1 million for the year ended December 31, 2015, as compared to the prior year. This was related to the loss on extinguishment on the refinancing of our Senior Secured

Notes in the current year compared to extinguishment of unamortized deferred loan fees associated with the Prior Credit Facilities that were paid in full in connection with the Merger in the prior year.

Income tax expense decreased by $26.3 million, or 322%, to a benefit of $18.1 million for the year ended December 31, 2015, as compared to the prior year. This was primarily due to the decrease in income from operations before income tax expense of $143.4 million, excluding the goodwill impairment for which no tax benefit is provided. The provision for income tax reflected an effective income tax rate of 14.7% for the year ended December 31, 2015, which was less than the statutory federal rate of 35.0% primarily due to the impairment of goodwill for which no tax benefit is provided for book purposes. The provision for income tax reflected an effective income tax rate of 40.2% for the prior year, which was greater than the statutory federal rate of 35.0% primarily due to non-deductible acquisition related costs associated with the Merger and partially offset by the lower tax rate on foreign earnings.

Primarily as a result of the foregoing, net income decreased by $117.1 million, or 965%, to $105.0 million for the year ended December 31, 2015, as compared to the prior year.

Year ended December 31, 2014 compared to year ended December 31, 2013

The following table presents our consolidated results of operations (in thousands)*:

	December 31,		December 31,		December 31,
	2014		2013		2014 Vs 2013
	$	%	$	%	$ Variance	% Variance
Revenues
Games	$7,406	1%	$—	—%	$7,406	—%
Payments	585,647	99%	582,444	100%	3,203	1%
Total revenues	593,053	100%	582,444	100%	10,609	2%
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	440,071	74%	439,794	76%	277	—
Operating expenses	95,452	16%	76,562	13%	18,890	25%
Research and development	804	—%	—	—%	804	—%
Depreciation	8,745	1%	7,350	1%	1,395	19%
Amortization	14,199	3%	9,588	2%	4,611	48%
Total costs and expenses	559,271	94%	533,294	92%	25,977	5%
Operating income	33,782	6%	49,150	8%	(15,368)	(31)%
Other expenses
Interest expense, net of interest income	10,756	2%	10,265	2%	491	5%
Loss on extinguishment of debt	2,725	—%	—	—%	2,725	—%
Total other expenses	13,481	2%	10,265	2%	3,216	31%
Income from operations before tax	20,301	4%	38,885	6%	(18,584)	(48)%
Income tax provision	8,161	2%	14,487	2%	(6,326)	(44)%
Net income	$12,140	2%	$24,398	4%	$(12,258)	(50)%

*Rounding may cause variances.

Total Revenues

Total revenues increased by $10.6 million, or 2%, to $593.1 million for the year ended December 31, 2014, as compared to the prior year. This was primarily due to the revenues generated as a result of the Merger as well as, within our Payments segment, higher Cash Advance and Other revenues, partially offset by lower ATM and Check Services revenues.

Payments revenues increased by $3.2 million, or 1%, to $585.6 million for the year ended December 31, 2014, as compared to the prior year. This was due to due to higher international and domestic cash advance revenues; combined with a greater dollar volume processed per transaction, and as a result of our compliance, audit, and data services offerings, partially offset by lost business and lower transaction volume from ATM cash withdrawals and check services transactions.

Games revenues of $7.4 million were generated as a result of the Merger.

Costs and Expenses

Cost of revenues (exclusive of depreciation and amortization) increased by $0.3 million, to $440.1 million for the year ended December 31, 2014, as compared to the prior year. This was primarily due to increased warranty expenses in our check services operations as well as the variable costs related to higher revenues in the Games and Payments segments, offset by a reduction in costs in the ATM cash withdrawal operations due to lost business and lower transaction volume.

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

Income tax expense decreased by $6.3 million, or 44%, to $8.2 million for the year ended December 31, 2014, as compared to the prior year. This was primarily due to the decrease in income from operations before income tax expense of $18.6 million. The provision for income tax reflected an effective income tax rate of 40.2% for the year ended December 31, 2014, which was greater than the statutory federal rate of 35.0% due primarily to non-deductible acquisition related costs associated with the Merger and partially offset by the lower tax rate on foreign earnings. The provision for income tax reflected an effective income tax rate of 37.3% for the prior year, which was greater than the statutory federal rate of 35.0% due in part to state taxes and the non-cash compensation expenses related to stock options.

Primarily as a result of the foregoing, net income decreased by $12.3 million, or 50%, to $12.1 million for the year ended December 31, 2014, as compared to the prior year.

Games Revenues and Participation Units

The following table includes the revenues from our Games segment and the related participation units (amounts in thousands):

	For the year ended December 31,
	2015
			% of Total Games
	Total EGMs	Revenue	Revenue
Games revenues and participation units
Contractual agreement	5,528	$42,230	20%
Participation revenue	7,812	96,777	45%
Sales	—	51,142	24%
NY Lottery	—	17,510	8%
Other	—	6,765	3%
Total	13,340	$214,424	100%

As the Merger occurred on December 19, 2014, Games revenue for the year ended December 31, 2014 was not material to our financial statements and there was no Games revenue for the year ended December 31, 2013. No comparative financial information was provided for years ended December 31, 2014 and 2013.

Critical Accounting Policies

The preparation of our financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make the most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions. You should review the notes to our consolidated financial statements for a summary of these policies. We believe that our estimates and assumptions are reasonable, based upon information presently available; however, actual results may differ from these estimates under different assumptions or conditions.

Segment Reporting. We apply the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 280, “Segment Reporting”, in accounting for our business segments. This defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In addition, ACS 280-10-50-34, as well as Rule 3-03(e) of Regulation S-X, requires us to recast financial information from prior years for segments if we change our internal organization in a way that effects the compositions of our reportable segments. Our operating segments were previously organized and managed under five business segments: (a) Cash Advance, (b) ATM, (c) Check Services, (d) Games, and (e) Other. During the first quarter of 2015, we changed our organizational structure as part of our transformation to a Games and Payments company providing solutions to the gaming industry. Accordingly, since the first quarter of 2015, we have reported our financial performance, and organized and managed our operations, across the following two business segments: (a) Games, and (b) Payments. Each of these segments is monitored by our management for performance against its internal forecast and is consistent with our internal management reporting. We have presented prior period amounts to conform to the way we now internally manage and monitor segment performance beginning in 2015. This change in segment reporting had no impact on our consolidated financial statements

Business Combinations.  We apply the provisions of the ASC 805, Business Combinations in the accounting for acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are preliminary and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset over its estimated useful life. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill, in the period of identification, if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

Acquisition‑related Costs.  We recognize a liability for acquisition‑related costs when the expense is incurred. Acquisition‑related costs include, but are not limited to: financial advisory, legal and debt fees; accounting, consulting, and professional fees associated with due diligence, valuation and integration; severance; and other related costs and adjustments.

Property, Equipment and Leased Assets.   We have approximately $106.3 million in net property, equipment and leased assets on our Consolidated Balance Sheets at December 31, 2015.  Property, equipment and leased assets are stated at cost, less accumulated depreciation, and computed using the straight-line method over the lesser of the estimated life of the related assets, generally three to five years, or the related lease term.  Player terminals and related components and equipment are included in our rental pool. The rental pool can be further delineated as “rental pool – deployed,” which consists of assets deployed at customer sites under participation arrangements, and “rental pool – undeployed,” which consists of assets held by us that are available for customer use. Rental pool – undeployed consists of both new units awaiting deployment to a customer site and previously deployed units currently back with us to be refurbished awaiting re-deployment.  Routine maintenance of property, equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. Property, equipment and leased assets are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset’s carrying value.

Goodwill.  We had approximately $789.8 million of goodwill on our Consolidated Balance Sheets at December 31, 2015 resulting from acquisitions of other businesses. All of our goodwill was subject to our annual goodwill impairment testing. We test for impairment annually on a reporting unit basis, as of October 1, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative Step 0 assessment based on reviewing relevant events and circumstances; or a quantitative Step 1 assessment using an income approach that discounts future cash flows based on the estimated future results of the reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, we use the Step 2 assessment to determine the impairment. Our most recent annual assessment was performed as of October 1, 2015, following which it was determined that a portion of our goodwill was impaired related to our Games reporting unit and an impairment charge in the amount of approximately $75.0 million was recorded. The annual evaluation of goodwill and other non‑amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine their estimated fair value. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations. Our reporting units are identified as operating segments or one level below an operating segment. Reporting units must: (a) engage in business activities from which they earn revenues and incur expenses; (b) have operating results that are regularly reviewed by our chief operating decision makers to ascertain the resources to be allocated to the segment and assess its performance; and (c) have discrete financial information available. As of December 31, 2015, our reporting units included: Everi Games, Cash Advance, ATM, Check Services, Kiosk Sales and Service, Central Credit, and Everi Compliance. The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets, and therefore, impact the related impairment charge, if any. At the annual impairment test date, the above‑noted

conclusion that an indication of goodwill impairment existed at the test date would not have changed had the test been conducted assuming: 1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our reporting units to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our reporting units), or 2) a 100 basis point decrease in the estimated sales growth rate or terminal period growth rate without a change in the discount rate of each reporting unit.

Other Intangible Assets.  We have approximately $382.5 million in net unamortized other intangible assets on our Consolidated Balance Sheets at December 31, 2015.  Other intangible assets are stated at cost, less accumulated amortization, computed primarily using the straight-line method. Our other intangible assets consist primarily of customer contracts (rights to provide Games and Payments services to gaming establishment customers) acquired through business combinations, capitalized software development costs, trade names, trademarks and the acquisition cost of our patent related to the 3‑in‑1 Rollover technology acquired in 2005, which expires in 2018. Customer contracts require us to make renewal assumptions, which impact the estimated useful lives of such assets. Capitalized software development costs require us to make certain judgments as to the stages of development and costs eligible for capitalization. Capitalized software costs placed in service are amortized over their useful lives, generally not to exceed five years. We review intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or market price of the asset, a significant adverse change in legal factors or business climate that could affect the value of an asset, or a current period operating or cash flow loss combined with a history of operating or cash flow losses. We group intangible assets for impairment analysis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of intangible assets is measured by a comparison of the carrying amount of the asset to future, net cash flows expected to be generated by the asset, undiscounted and without interest. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Income Taxes.  We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. We account for income taxes in accordance with accounting guidance whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based upon differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. We also follow accounting guidance to account for uncertainty in income taxes as recognized in our consolidated financial statements. The effect on the income tax provision and deferred tax assets and liabilities for a change in rates is recognized in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income in the period that includes the enactment date. We believe that it is more likely than not that we will be able to utilize our deferred tax assets. Therefore, we have not provided material valuation allowances against our recorded deferred tax assets.

Revenue Recognition.  We recognize revenue when evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. We evaluate our revenue streams for proper timing of revenue recognition. Revenue is recognized as products are delivered and or services are performed.

Games Revenues

Games revenues are primarily generated by our gaming operations under development, placement, and participation arrangements in which we provide our customers with player terminals, player terminal‑content licenses and back‑ office equipment, collectively referred to herein as leased gaming equipment. Under these arrangements, we retain ownership of the leased gaming equipment installed at customer facilities, and we receive revenue based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee based on the number of player terminals installed at the facility. Revenue from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day.

Games revenues generated by player terminals deployed at sites under development or placement fee agreements is reduced by the accretion of contract rights acquired as part of those agreements. Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from such agreements, described under “Development and Placement Fee

Agreements.” The related amortization expense, or accretion of contract rights, is netted against our respective revenue category in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

We also generate games revenues from back‑office fees with certain customers. Back‑office fees cover the service and maintenance costs for back‑office servers installed in each gaming facility to run our gaming equipment, as well as the cost of related software updates. Back‑office fees are considered both realizable and earned at the end of each gaming day.

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

For sales arrangements with multiple deliverables, we apply the guidance from ASC 605-25, “Revenue Recognition - Multiple-Element Arrangements.” In addition, we apply the guidance from ASC 985-605, “Software – Revenue Recognition” which affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifies what guidance should be used in allocating and measuring revenue.

The majority of our multiple element sales contracts are for some combination of gaming equipment, player terminals, content, system software, license fees, ancillary equipment and maintenance.

Revenue related to systems arrangements that contain both software and non‑software deliverables requires allocation of the arrangement fee to the separate deliverables using the relative selling price method. Revenue for software deliverables is recognized under software revenue recognition guidance. Revenue resulting from the sale of non‑software deliverables, such as gaming devices and other hardware, are accounted for based on other applicable revenue recognition guidance as the devices are tangible products containing both software and non‑software components that function together to deliver the product’s essential functionality.

In allocating the arrangement fees to separate deliverables, we evaluate whether we have vendor‑specific objective evidence (“VSOE”) of selling price, third party evidence (“TPE”) or estimate of selling price (“ESP”) for gaming devices, maintenance and product support fees and other revenue sources. We generally use ESP to determine the selling price used in the allocation of separate deliverables, as VSOE and TPE are generally not available. We determine the ESP on separate deliverables by estimating a margin typically received on such items and applying that margin to the product cost incurred.

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

Stock‑Based Compensation.  Stock‑based compensation expense for all awards is based on the grant date fair value estimated. We estimate the weighted‑ average fair value of options granted for our time‑based and cliff vesting time‑based options using the Black‑Scholes Option Pricing Model. We estimate the weighted‑average fair value of options granted for our market‑based options using a lattice‑based option valuation model. Each model is based on assumptions regarding expected volatility, dividend yield, risk‑free interest rates, the expected term of the option and the expected forfeiture rate. Each of these assumptions, while reasonable, requires a certain degree of judgment and the fair value estimates could vary if the actual results are materially different than those initially applied.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In November 2015, the FASB issued Accounting Standards Update (“ASU”)  2015-17 Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and deferred tax liabilities be classified as noncurrent in the balance sheet. ASU No. 2015-17 is effective for the interim and annual periods beginning after December 15, 2016. Early adoption is permitted. During the fourth quarter of 2015, we elected to prospectively adopt this standard. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

 In September 2015, the FASB issued ASU No. 2015-16, which provides guidance on business combinations. The ASU requires an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We implemented this guidance during the current period as it impacted the final purchase price allocation adjustments associated with our acquisition of Multimedia Games Holdings Inc.

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, which provides guidance on the accounting treatment of leases.  The ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to the Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, which provides guidance on the measurement of inventory value.  The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to the Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, which provides guidance to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The pronouncement is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years, and early adoption is permitted for financial statements that have not been previously issued. This guidance was further clarified in ASU No. 2015-15 which addressed the treatment of debt issuance costs related to line-of credit arrangements. It noted that as ASU No. 2015-03 did not provide guidance on debt issuance costs related to line-of credit arrangements, the SEC would not object to an entity deferring and presenting these specific debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We expect to adopt the guidance in ASU No. 2015-03 and 2015-15 to reclassify all debt issuance costs not associated with line-of-credit arrangements from other assets, non-current to contra-liabilities to long-term debt on our Consolidated Balance Sheets and related notes for the year ending December 31, 2016.

In January 2015, the FASB issued ASU No. 2015-01, which eliminates the requirement that an entity separately classify, present and disclose extraordinary events and transactions. The pronouncement is effective for annual periods ending after December 15, 2015. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We expect to implement this guidance for the year ended December 31, 2016 and do not anticipate the ASU to have a material impact on our results of operations or financial condition.

In August 2014, the FASB issued ASU No. 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The pronouncement is effective for annual periods ending after December 15, 2016, and interim periods thereafter, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to the Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We expect to implement this guidance for the year ended December 31, 2016 and do not anticipate the ASU to have a material impact on our results of operations or financial condition.

In May 2014, the FASB issued ASU No. 2014-09, which created ASC Topic 606, “Revenue from Contracts with Customers” and supersedes ASC Topic 605, “Revenue Recognition”. The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance was originally effective for interim and annual reporting periods beginning after December 15, 2016; however, in August 2015, the FASB issued ASU No. 2015-14, which extended the effective date to interim and annual periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within our Notes to the Consolidated Financial Statement.

Liquidity and Capital Resources

Overview

The following table presents selected information about our financial position (in thousands):

	At December 31,
	2015	2014
Balance sheet data
Total assets	$1,574,065	$1,707,285
Total borrowings	1,163,579	1,188,787
Stockholders’ equity	137,420	231,473

Net available cash*
Cash and cash equivalents	102,030	89,095
Add: Settlement receivables	44,933	43,288
Less: Settlement liabilities	(139,819)	(119,157)
Total net available cash	$7,144	$13,226

*Non‑GAAP measure

Cash Resources

Our cash balance, cash flows and Credit Facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at December 31, 2015 included cash in non‑U.S. jurisdictions of approximately $11.1 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions. These activities result in a balance due to us at the end of each business day that we recoup over the next few business days and classify as settlement receivables. These activities also result in a balance due to our customers at the end of each business day that we remit over the next few business days and classify as settlement liabilities. As of December 31, 2015, we had $44.9 million in settlement receivables for which we received payment in January 2016. As of December 31, 2015, we had $139.8 million in settlement liabilities due to our customers for these settlement services that were paid in January 2016. As the timing of cash received from settlement receivables and payment of settlement liabilities may differ, the total amount of cash held by us will fluctuate throughout the year. As of December 31, 2015 and 2014, the net cash available after considering settlement amounts was $7.1 million and $13.2 million, respectively.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,			Increase/(Decrease)
	2015	2014	2013	2015 Vs 2014	2014 Vs 2013
Cash flow activities
Net cash provided by operating activities	$124,587	$24,531	$4,334	$100,056	$20,197
Net cash used in investing activities	(85,549)	(1,085,847)	(13,990)	1,000,298	(1,071,857)
Net cash (used in)/provided by financing activities	(24,551)	1,037,423	(29,183)	(1,061,974)	1,066,606
Effect of exchange rates on cash	(1,552)	(1,266)	73	(286)	(1,339)
Cash and cash equivalents
Net increase/(decrease) for the period	12,935	(25,159)	(38,766)	38,094	13,607
Balance, beginning of the period	89,095	114,254	153,020	(25,159)	(38,766)
Balance, end of the period	$102,030	$89,095	$114,254	$12,935	$(25,159)

Cash flows provided by operating activities were $124.6 million, $24.5 million, and $4.3 million, for the years ended December 31, 2015, 2014 and 2013, respectively. Cash flows provided by operating activities increased by $100.1 million for the year ended December 31, 2015 as compared to the prior year. This was primarily due to increased operations from the acquisition of our Games segment in December 2014. Cash flows provided by operating activities increased by $20.2 million for the year ended December 31, 2014 as compared to the prior year. This was primarily due to an increase in non-cash adjustments and the timing of our settlement receivables and settlement liabilities based on the number of business days outstanding prior to the settlement of our cash access transactions at the end of each period for the year ended December 31, 2014 as compared to the prior year, partially offset by a decrease in net income

Cash flows used in investing activities were $85.5 million, $1.1 billion, and $14.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Cash flows used in investing activities decreased by $1.0 billion for the year ended December 31, 2015 as compared to the prior year. This was primarily due to the use of proceeds raised to fund the Merger in 2014, partially offset by an increase in capital expenditures in 2015. Cash flows used in investing activities increased by $1.1 billion for the year ended December 31, 2014 as compared to the prior year. This was primarily due to the use of proceeds raised to fund the Merger.

Cash flows used in financing activities were $24.6 million and $29.2 million for the years ended December 31, 2015 and 2013, respectively. Cash flows provided by financing activities were $1.0 billion for the year ended December 31, 2014. Cash flows used in financing activities increased by $1.1 billion for the year ended December 31, 2015 as compared to the prior year. This was primarily due to the Company not acquiring additional funds from debt issuances in 2015 as well as reductions in debt issuance costs incurred and treasury stock acquired for the year ended December 31, 2015. Cash flows provided by financing activities increased by $1.1 billion for the year ended December 31, 2014 as compared to the prior year. This was primarily due to the proceeds raised to fund the Merger offset by repayments on debt on the Prior Credit Facilities, debt issuance costs and purchase of treasury stock.

Long‑Term Debt

The following table summarizes our indebtedness at December 31, 2015 (in thousands):

	At December 31,
	2015	2014
Long-term debt
Senior secured term loan	$490,000	$500,000
Senior secured notes	335,000	350,000
Senior unsecured notes	350,000	350,000
Total debt	1,175,000	1,200,000
Less: debt issuance costs and warrant discount	(11,421)	(11,213)
Total debt after discount	1,163,579	1,188,787
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion	$1,153,579	$1,178,787

In connection with the Merger, we refinanced all of our indebtedness outstanding under the Prior Credit Facilities with proceeds from the Credit Facilities and the Notes.

Credit Facilities

In December 2014, Everi Payments, as borrower, and Holdings entered into a credit agreement among Everi Payments, Holdings, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer; Deutsche Bank Securities Inc., as syndication agent; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities, Inc. as joint lead arrangers and joint book managers, which governs the Credit Facilities (the “Credit Agreement”). The Credit Facilities consist of the $500.0 million Term Loan that matures in 2020 and the $50.0 million Revolving Credit Facility that matures in 2019.  The fees associated with the Credit Facilities included discounts of approximately $7.5 million and debt issuance costs of approximately $13.9 million. All borrowings under the Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default and compliance with representations and warranties.

We are required to repay the Term Loan in an amount equal to 0.50% per quarter of the initial aggregate principal with the final principal repayment installment on the maturity date. Interest is due in arrears each March, June, September and December and at the maturity date; however, interest may be remitted within one to three months of such dates.

The Term Loan had an applicable interest rate of 6.25% as of December 31, 2015 and December 31, 2014.

The interest rate per annum applicable to the Revolving Credit Facility is, at our option, the base rate or London Interbank Offered Rate (“LIBOR”) plus, in each case, an applicable margin. The interest rate per annum applicable to the Term Loan is also, at our option, the base rate or LIBOR plus, in each case, an applicable margin. LIBOR will be reset at the beginning of each selected interest period based on the LIBOR rate then in effect; provided that, with respect to the Revolving Credit Facility, if LIBOR is below zero, then such rate will be equal to zero plus the applicable margin, and, with respect to the Term Loan, if LIBOR is below 1.0%, then such rate will be equal to 1.0% plus the applicable margin. The base rate is a fluctuating interest rate equal to the highest of (a) the prime lending rate announced by the administrative agent, (b) the federal funds effective rate from time to time plus 0.50%, and (c) LIBOR (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%. The applicable margins of 4.75% and 5.25% for the Revolving Credit Facility and Term Loan, respectively, are subject to adjustment based on our consolidated secured leverage ratio.

Voluntary prepayments of the Term Loan and the Revolving Credit Facility and voluntary reductions in the unused commitments are permitted in whole or in part, in minimum amounts as set forth in the Credit Agreement, with prior notice but without premium or penalty.

Subject to certain exceptions, the obligations under the Credit Facilities are secured by substantially all of the present and after acquired assets of each of Everi Payments, Holdings and the subsidiary guarantors (the “Collateral”) including: (a) a perfected first priority pledge of all the capital stock of Everi Payments and each domestic direct, wholly owned material restricted subsidiary held by Holdings, Everi Payments or any such subsidiary guarantor; and (b) a perfected first priority security interest in substantially all other tangible and intangible assets of Holdings, Everi Payments, and such subsidiary guarantors (including, but not limited to, accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing). Subject to certain exceptions, the Credit Facilities are unconditionally guaranteed by Holdings and such subsidiary guarantors and Everi Games and its material domestic subsidiaries.

The Credit Agreement contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness; sell assets or consolidate or merge with or into other companies; pay dividends or repurchase or redeem capital stock; make certain investments; issue capital stock of subsidiaries; incur liens; prepay, redeem or repurchase subordinated debt; and enter into certain types of transactions with our affiliates. The Credit Agreement also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio as well as an annual excess cash flow requirement.

Events of default under the Credit Agreement include customary events such as a cross-default provision with respect to other material debt (which includes the Refinanced Secured Notes and the Unsecured Notes).  In addition, an event of default will occur if Holdings undergoes a change of control. This is defined to include the case where Holdings ceases to own 100% of the equity interests of Everi Payments, or where any person or group acquires a percentage of the economic or voting interests of Holdings’ capital stock of 35% or more (determined on a fully diluted basis), or where a majority of the board of directors of Everi Payments ceases to consist of persons who are directors of Holdings on the closing date of the Credit Facilities or other directors whose nomination for election to the board of directors of Holdings was recommended by a majority of the then continuing directors.

At December 31, 2015, we had approximately $490.0 million of borrowings outstanding under the Term Loan and $50.0 million of additional borrowing availability under the Revolving Credit Facility, based upon borrowing base calculations as of such date.  We were in compliance with the terms of the Credit Facilities as of December 31, 2015.

We expect that our cash provided by operating activities will be sufficient for our operating and debt servicing needs during the next 12 months. If not, we have sufficient borrowings available under our Credit Facilities to meet additional funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly-available information. Based upon that information, we believe there is not a likelihood that any of our lenders might not be able to honor their commitments under the Credit Agreement.

Senior Secured Notes and Refinance of Senior Secured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 7.75% Secured Notes due 2021. The fees associated with the Secured Notes included debt issuance costs of approximately $13.6 million. The Secured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement. Under the terms of the purchase agreement, during a one year period following the closing and upon prior notice from the initial purchasers, the Company was required to use commercially reasonable efforts to aid the purchasers in the resale of the Secured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein. Alternatively, we had the ability to redeem the Secured Notes from the initial purchasers without penalty. On April 15, 2015, the Company entered into the Note Purchase Agreement, among Everi Payments, the Purchaser, and the Collateral Agent, and issued $335.0 million in aggregate principal amount of the 7.25% Refinanced Secured Notes due 2021 to the Purchaser in a private offering. With the proceeds from the issuance of the Refinanced Secured Notes, we redeemed, in full, the Company’s then outstanding Secured Notes from the initial purchasers in accordance with the terms of the indenture governing the Secured Notes. In connection with the issuance of the Refinanced Secured Notes during the second quarter of 2015, we expensed $13.0 million of related debt issuance costs and fees to “Loss on extinguishment of debt” associated with the redeemed Senior Secured Notes that were outstanding prior to the refinance transaction.

In connection with the issuance of the Refinanced Secured Notes and pursuant to the terms of the Note Purchase Agreement, the Company issued the Warrant to the Purchaser. The Warrant expires on the sixth anniversary of the date of issuance. The number of shares issuable pursuant to the Warrant and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, mergers and certain other events. The Warrant was valued at $2.2 million using a modified Black-Scholes model and was accounted for as a debt discount.

Interest is due quarterly in arrears each January, April, July and October.

We were in compliance with the terms of the Refinanced Secured Notes as of December 31, 2015.

Senior Unsecured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 10.0% Unsecured Notes due 2022. The fees associated with the Unsecured Notes included original issue discounts of approximately $3.8 million and debt issuance costs of approximately $14.0 million.

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

In connection with the issuance of the Unsecured Notes, the Company entered into a registration rights agreement pursuant to which the Company agreed, for the benefit of the initial holders of the Unsecured Notes, to file with the SEC, and use its commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the Unsecured Notes for an issue of SEC-registered notes with terms identical to the Unsecured Notes. On October 23, 2015, we filed a registration statement on Form S-4 with the SEC in accordance with the registration rights agreement outlining our offer to exchange the Unsecured Notes for identical notes without transfer restrictions. The registration statement was declared effective on November 3, 2015, and the exchange offer for the Unsecured Notes was completed on December 4, 2015 with 100% percent participation.

We were in compliance with the terms of the Unsecured Notes as of December 31, 2015.

Contractual Obligations

The following summarizes our contractual cash obligations as of December 31, 2015 (in thousands):

	At December 31, 2015
	Total	2016	2017	2018	2019	2020	Thereafter
Contractual obligations
Debt obligations(1)	$1,175,000	$10,000	$10,000	$10,000	$10,000	$450,000	$685,000
Estimated interest obligations(2)	484,675	90,184	89,465	88,831	88,198	86,643	41,354
Operating lease obligations	26,534	4,410	4,171	4,064	4,064	3,925	5,900
Purchase obligations(3)	56,457	45,364	4,782	6,311	—	—	—
Total contractual obligations	$1,742,666	$149,958	$108,418	$109,206	$102,262	$540,568	$732,254

(1)

We are required to make principal payments of 2% annually under the Term Loans and may also be required to make an excess cash flow payment that is based on full year end earnings and our leverage ratio in effect at that time. The above table does not reflect any amounts related to excess cash flow payments.

(2)

Estimated interest payments were computed using the interest rate in effect at December 31, 2015 multiplied by the principal balance outstanding after scheduled principal amortization payments. For the Credit Facilities, the weighted average rate assumed was approximately 7.70% until 2021 when the weighted average rate would increase to approximately 9.51%.

(3)	Included in purchase obligations are minimum transaction processing services from various third‑party processors used by us as well as open gaming purchase orders.

Deferred Tax Asset

The Company recognized a deferred tax asset upon its conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting purposes and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in preexisting goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic statutory tax rate of 37.2%, this results in tax payments being approximately $19.5 million less than the annual provision for income taxes shown on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for financial accounting purposes, or the amount of the annual provision, if less. There is an expected aggregate of $64.9 million in cash savings over the remaining life of the portion of the deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations. We believe that it is more likely than not that it will be able to utilize the deferred tax asset. However, the utilization of this tax asset is subject to many factors including our earnings, a change of control of the Company and future earnings.

Other Liquidity Needs and Resources

We need cash to support our foreign operations. For some foreign jurisdictions, such as the United Kingdom, applicable law and cross‑border treaties allow us to transfer funds between our domestic and foreign operations efficiently. For other foreign jurisdictions, we must rely on the cash generated by our operations in those foreign jurisdictions, and the cost of repatriation is prohibitive. For example, Global Cash Access (Canada), Inc. (“GCA Canada”), the subsidiary through which we operate in Canada, generates cash that is sufficient to support its operations.  If we expand our Payments business into new foreign jurisdictions, we must rely on treaty‑favored cross‑border transfers of funds, the cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.

Off‑Balance Sheet Arrangements

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, were $2.3 million, $2.3 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Consolidated Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $364.5 million, $396.3 million and $427.1 million as of December 31, 2015, 2014 and 2013, respectively.

In November 2014, we amended the Contract Cash Solutions Agreement to extend the term one year until November 30, 2015.

In June 2015, we amended the Contract Cash Solutions Agreement to decrease the maximum amount of cash to be provided to us from $500.0 million to $425.0 million and to extend the term of the agreement from November 30, 2015 to June 30, 2018.

We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the years ended December 31, 2015 and 2014.

Effects of Inflation

Our monetary assets, consisting primarily of cash, receivables, inventory and our non‑monetary assets, consisting primarily of the deferred tax asset, goodwill and other intangible assets, are not significantly affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our operating expenses, such as those for salaries and benefits, armored carrier expenses, telecommunications expenses and equipment repair and maintenance services, which may not be readily recoverable in the financial terms under which we provide our Games and Payments products and services to gaming establishments and their patrons.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR. We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. As of December 31, 2015, the currency supplied by Wells Fargo was $364.5 million. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $3.6 million impact on income before taxes over a 12‑month period. Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

The Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the Credit Facilities paid based on a base rate or based on LIBOR and we have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. The weighted average interest rate on the Credit Facilities was approximately 7.69% for the year ended December 31, 2015. Based upon the outstanding balance on the Credit Facilities of $490 million as of December 31, 2015, each 1% increase in the applicable LIBOR would have a $4.9 million impact on interest expense over a 12‑month period. The interest rates on the notes are fixed and therefore an increase in LIBOR does not impact the interest expense associated with the notes.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Everi Holdings Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Everi Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Everi Holdings Inc. and subsidiaries at December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Las Vegas, Nevada

March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Everi Holdings Inc.

Las Vegas, NV

We have audited the accompanying consolidated balance sheet of Global Cash Access Holdings, Inc. (now known as Everi Holdings Inc.) and subsidiaries (the "Company") as of December 31, 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Cash Access Holdings, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, NV

March 16, 2015 (October 23, 2015 as to Notes 19 and 21 and March 15, 2016 as to the reclassifications to the 2014 consolidated financial statements discussed in Note 2)

EVERI HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except earnings per share amounts)

	Year Ended December 31,
	2015	2014	2013

Revenues
Games	$214,424	$7,406	$—
Payments	612,575	585,647	582,444
Total revenues	826,999	593,053	582,444
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	47,017	1,753	—
Payments cost of revenue (exclusive of depreciation and amortization)	463,380	438,318	439,794
Operating expenses	101,202	95,452	76,562
Research and development	19,098	804	—
Goodwill impairment	75,008	—	—
Depreciation	45,551	8,745	7,350
Amortization	85,473	14,199	9,588
Total costs and expenses	836,729	559,271	533,294
Operating (loss) income	(9,730)	33,782	49,150
Other expenses
Interest expense, net of interest income	100,290	10,756	10,265
Loss on extinguishment of debt	13,063	2,725	—
Total other expenses	113,353	13,481	10,265
(Loss) income from operations before tax	(123,083)	20,301	38,885
Income tax (benefit) provision	(18,111)	8,161	14,487
Net (loss) income	(104,972)	12,140	24,398
Foreign currency translation	(1,251)	(1,258)	269
Comprehensive (loss) income	$(106,223)	$10,882	$24,667
(Loss) earnings per share
Basic	$(1.59)	$0.18	$0.37
Diluted	$(1.59)	$0.18	$0.36
Weighted average common shares outstanding
Basic	65,854	65,780	66,014
Diluted	65,854	66,863	67,205

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	At December 31,	At December 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$102,030	$89,095
Settlement receivables	44,933	43,288
Trade receivables, net of allowances for doubtful accounts of $3.9 million and $2.8 million at December 31, 2015 and December 31, 2014 respectively	52,382	37,697
Other receivables	4,928	20,553
Inventory	28,738	27,163
Prepaid expenses and other assets	20,772	18,988
Deferred tax asset	—	9,591
Total current assets	253,783	246,375
Non-current assets
Property, equipment and leased assets, net	106,308	106,085
Goodwill	789,803	857,913
Other intangible assets, net	382,462	436,785
Other receivables, non-current	6,655	9,184
Other assets, non-current	35,054	50,943
Total non-current assets	1,320,282	1,460,910
Total assets	$1,574,065	$1,707,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$139,819	$119,157
Accounts payable and accrued expenses	101,512	104,668
Current portion of long-term debt	10,000	10,000
Total current liabilities	251,331	233,825
Non-current liabilities
Deferred tax liability, non-current	27,644	57,333
Long-term debt, less current portion	1,153,579	1,178,787
Other accrued expenses and liabilities	4,091	5,867
Total non-current liabilities	1,185,314	1,241,987
Total liabilities	1,436,645	1,475,812

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, $0.001 par value, 500,000 shares authorized and 90,877 and 90,405 shares issued at December 31, 2015 and December 31, 2014, respectively	91	90
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	258,020	245,682
Retained earnings	55,180	160,152
Accumulated other comprehensive income	318	1,569
Treasury stock, at cost, 24,849 and 24,816 shares at December 31, 2015 and December 31, 2014, respectively	(176,189)	(176,020)
Total stockholders’ equity	137,420	231,473
Total liabilities and stockholders’ equity	$1,574,065	$1,707,285

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013

Cash flows from operating activities
Net (loss) income	$(104,972)	$12,140	$24,398
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	131,024	22,944	16,938
Amortization of financing costs	7,109	2,035	1,793
(Gain) loss on sale or disposal of assets	(2,789)	55	178
Accretion of contract rights	7,614	301	—
Provision for bad debts	10,135	8,991	7,874
Reserve for obsolescence	1,243	270	150
Other asset impairment	—	3,129	—
Goodwill impairment	75,008	—	—
Loss on early extinguishment of debt	13,063	2,725	—
Stock-based compensation	8,284	8,876	5,078
Other non-cash items	(149)	(19)	—
Changes in operating assets and liabilities:
Settlement receivables	(1,830)	(5,156)	(8,793)
Trade and other receivables	(5,070)	(12,256)	(13,335)
Inventory	(1,075)	(1,120)	(2,436)
Prepaid and other assets	(5,553)	904	(9,482)
Deferred income taxes	(19,878)	6,613	13,643
Settlement liabilities	21,229	(25,523)	(37,200)
Other liabilities	(8,806)	(378)	5,528
Net cash provided by operating activities	124,587	24,531	4,334
Cash flows from investing activities
Acquisitions, net of cash acquired	(10,857)	(1,068,000)	—
Capital expenditures	(76,988)	(18,442)	(13,986)
Proceeds from sale of fixed assets	2,102	421	86
Repayments under development agreements	3,104	276	—
Advances under placement agreements	(2,813)	—	—
Changes in restricted cash and cash equivalents	(97)	(102)	(90)
Net cash used in investing activities	(85,549)	(1,085,847)	(13,990)
Cash flows from financing activities
Repayments of prior credit facility	—	(103,000)	(18,500)
Repayments of credit facility	(10,000)	—	—
Repayments of secured notes	(350,000)	—	—
Proceeds from securing credit facility	—	500,000	—
Proceeds from issuance of secured notes	335,000	350,000	—
Proceeds from issuance of unsecured notes	—	350,000	—
Debt issuance costs	(1,221)	(52,735)	(764)
Proceeds from exercise of stock options	1,839	5,338	8,431
Purchase of treasury stock	(169)	(12,180)	(18,350)
Net cash (used in) provided by financing activities	(24,551)	1,037,423	(29,183)
Effect of exchange rates on cash	(1,552)	(1,266)	73
Cash and cash equivalents
Net increase (decrease) for the period	12,935	(25,159)	(38,766)
Balance, beginning of the period	89,095	114,254	153,020
Balance, end of the period	$102,030	$89,095	$114,254

See notes to consolidated financial statements.

	Year Ended December 31,
	2015	2014	2013

Supplemental cash disclosures
Cash paid for interest	$98,361	$59,274	$8,634
Cash paid for income tax, net	$2,098	$962	$711
Cash refunded for income taxes from acquisitions, net	$14,477	$—	$—

Supplemental non-cash disclosures
Non-cash tenant improvements paid by landlord	$—	$—	$2,930
Accrued and unpaid capital expenditures	$5,578	$731	$1,073
Accrued and unpaid contingent liability for acquisitions	$4,681	$2,463	$—
Issuance of warrants	$2,246	$—	$—

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock—				Accumulated
	Series A		Additional	Retained	Other
	Number of		Paid-in	Earnings	Comprehensive		Total
	Shares	Amount	Capital	(Deficit)	Income	Treasury Stock	Equity
Balance, December 31, 2012	87,545	$87	$217,990	$123,614	$2,558	$(145,490)	$198,759

Net income	—	—	—	24,398	—	—	24,398
Foreign currency translation	—	—	—	—	269	—	269
Stock-based compensation expense	—	—	5,078	—	—	—	5,078
Exercise of options	1,618	2	8,448	—	—	—	8,450
Treasury share repurchases	—	—	—	—	—	(18,241)	(18,241)
Restricted share vesting withholdings	—	—	—	—	—	(109)	(109)
Restricted shares vested	70	—	—	—	—	—	—

Balance, December 31, 2013	89,233	$89	$231,516	$148,012	$2,827	$(163,840)	$218,604

Net income	—	—	—	12,140	—	—	12,140
Foreign currency translation	—	—	—	—	(1,258)	—	(1,258)
Stock-based compensation expense	—	—	8,876	—	—	—	8,876
Exercise of options	971	1	5,290	—	—	—	5,291
Treasury share repurchases	—	—	—	—	—	(11,721)	(11,721)
Restricted share vesting withholdings	—	—	—	—	—	(459)	(459)
Restricted shares vested	201	—	—	—	—	—	—

Balance, December 31, 2014	90,405	$90	$245,682	$160,152	$1,569	$(176,020)	$231,473

Net loss	—	—	—	(104,972)	—	—	(104,972)
Foreign currency translation	—	—	—	—	(1,251)	—	(1,251)
Stock-based compensation expense	—	—	8,258	—	—	—	8,258
Exercise of options	343	1	1,834	—	—	—	1,835
Restricted share vesting withholdings	—	—	—	—	—	(169)	(169)
Restricted shares vested	129	—	—	—	—	—	—
Issuance of warrants	—	—	2,246	—	—	—	2,246

Balance, December 31, 2015	90,877	$91	$258,020	$55,180	$318	$(176,189)	$137,420

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

Everi Holdings Inc. (formerly known as Global Cash Access Holdings, Inc.) (“Everi Holdings,” “Holdings” or “Everi”) is a holding company, the assets of which are the issued and outstanding shares of capital stock of each of Everi Games Holding Inc. (formerly known as Multimedia Games Holding Company, Inc.), which owns all of the issued and outstanding shares of capital stock of Everi Games Inc. (formerly known as Multimedia Games, Inc.) (“Everi Games” or “Games”) and Everi Payments Inc. (formerly known as Global Cash Access, Inc.) (“Everi Payments” or “Payments”). Unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” refer to Holdings together with its consolidated subsidiaries.

Everi is dedicated to providing video and mechanical reel gaming content and technology solutions, integrated gaming payments solutions and compliance and efficiency software. Everi Games provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including the award winning TournEvent® slot tournament solution; and (b) the central determinant system for the video lottery terminals installed at racetracks in the State of New York. Everi Payments provides: (a) access to cash at gaming facilities via Automated Teller Machine cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

All intercompany transactions and balances have been eliminated in consolidation.

Business Combinations

We apply the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations”, in the accounting for acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are preliminary and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset over its estimated useful life. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill, in the period of identification, if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

Acquisition-related Costs

We recognize a liability for acquisition-related costs when the expense is incurred. Acquisition-related costs include financial advisory, legal and debt fees; accounting, consulting, and professional fees associated with due diligence, valuation and integration; severance; and other related costs and adjustments.

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

ATM Funding Agreements

We obtain all of the cash required to operate our Automated Teller Machines (“ATM” or “ATMs”) through various ATM Funding Agreements. Some gaming establishments provide the cash utilized within the ATM (“Site‑Funded”). The Site‑Funded receivables generated for the amount of cash dispensed from transactions performed at our ATMs are owned by us and we are liable to the gaming establishment for the face amount of the cash dispensed. In the Consolidated Balance Sheets, the amount of the receivable for transactions processed on these ATM transactions is included within settlement receivables and the amount due to the gaming establishment for the face amount of dispensing transactions is included within settlement liabilities.

For the Non‑Site‑Funded locations, our Contract Cash Solutions Agreement with Wells Fargo allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. As the cash is never an asset of ours, supplied cash is not reflected on our balance sheet. We are charged a cash usage fee for the cash used in these ATMs, which is included as interest expense in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. We recognize the fees as interest expense due to the similar operational characteristics to a revolving line of credit, the fact that the fees are calculated on a financial index and the fees are paid for access to a capital resource.

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

The warranty receivables amount is recorded in other receivables, net on our Consolidated Balance Sheets. On a monthly basis, the Company evaluates the collectability of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) on our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

Inventory

Our inventory primarily consists of component parts as well as finished goods and work-in-progress. The cost of inventory includes cost of materials, labor, overhead and freight. The inventory is stated at the lower of cost or market and accounted for using the first in, first out method.

Property, Equipment and Leased Assets

Property, equipment and leased assets are stated at cost, less accumulated depreciation, computed using the straight-line method over the lesser of the estimated life of the related assets, generally three to five years, or the related lease term.  Player terminals and related components and equipment are included in our rental pool. The rental pool can be further delineated as “rental pool – deployed,” which consists of assets deployed at customer sites under participation arrangements, and “rental pool – undeployed,” which consists of assets held by us that are available for customer use. Rental pool – undeployed consists of both new units awaiting deployment to a customer site and previously deployed units currently back with us to be refurbished awaiting re-deployment.  Routine maintenance of property, equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. Property, equipment and leased assets are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset’s carrying value.

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

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative Step 0 assessment based on reviewing relevant events and circumstances; or a quantitative Step 1 assessment, which determines the fair value of the reporting unit, using an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, we use the Step 2 assessment to determine the impairment. Our reporting units are identified as operating segments or one level below. Reporting units must: (a) engage in business activities from which they earn revenues and incur expenses; (b) have operating results that are regularly reviewed by our chief operating decision makers to ascertain the resources to be allocated to the segment and assess its performance; and (c) have discrete financial information available. As of December 31, 2015, our reporting units included: Games, Cash Advance, ATM, Check Services, Kiosk Sales and Service, Central Credit, and Everi Compliance.

Other Intangible Assets

Other intangible assets are stated at cost, less accumulated amortization, computed primarily using the straight-line method. Other intangible assets consist primarily of: (i) customer contracts (rights to provide Games and Payments services to gaming establishment customers), developed technology, trade names and trademarks and contract rights acquired through business combinations; (ii) capitalized software development costs; and (iii) the acquisition cost of our patent related to the 3-in-1 rollover technology acquired in 2005. Customer contracts require us to make renewal assumptions, which impact the estimated useful lives of such assets. Capitalized software development costs require us to make certain judgments as to the stages of development and costs eligible for capitalization. Capitalized software costs placed in service are amortized over their useful lives, generally not to exceed five years. The acquisition cost of the 3-in-1 Rollover patent is being amortized over the term of the patent, which expires in 2018. We review intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or market price of the asset, a significant adverse change in legal factors or business climate that could affect the value of an asset, or a current period operating or cash flow loss combined with a history of operating or cash flow losses. We group intangible assets for impairment analysis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of intangible assets is measured by a comparison of the carrying amount of the asset to future, net cash flows expected to be generated by the asset, undiscounted and without interest. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Debt Issuance Costs

Debt issuance costs incurred in connection with long-term borrowings are capitalized and amortized to interest expense based upon the related debt agreements using the straight-line method, which approximates the effective interest method. Debt issuance costs related to line-of-credit arrangements are included in other assets, non-current, on the Consolidated Balance Sheets.  All other debt issuance costs are included in long-term debt.

Original Issue Discounts

Original issue discounts incurred in connection with long-term borrowings are capitalized and amortized to interest expense based upon the related debt agreements using the straight-line method, which approximates the effective interest method. These amounts are recorded as contra-liabilities and included in long-term debt on the Consolidated Balance Sheets.

Deferred Revenue

Deferred revenue represents amounts from the sale of fully integrated kiosks and related service contracts, anti-money laundering and tax compliance software, and gaming equipment and systems that have been billed, or for which notes receivable have been executed, but which transaction has not met our revenue recognition criteria. The cost of the fully integrated kiosks and related service contracts, anti-money laundering and tax compliance software, and gaming equipment and systems is deferred and recorded at the time revenue is recognized. Amounts are classified between current and long-term liabilities, based upon the expected period in which the revenue will be recognized.

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

Games revenues generated by player terminals deployed at sites under development or placement fee agreements is reduced by the accretion of contract rights acquired as part of those agreements. Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from such agreements, described under “Development and Placement Fee Agreements.” The related amortization expense, or accretion of contract rights, is netted against our respective revenue category in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

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

For sales arrangements with multiple deliverables, we apply the guidance from ASC 605-25, “Revenue Recognition - Multiple-Element Arrangements.” In addition, we apply the guidance from ASC 985-605, “Software – Revenue Recognition”  which affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifies what guidance should be used in allocating and measuring revenue.

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

In allocating the arrangement fees to separate deliverables, we evaluate whether we have vendor-specific objective evidence (“VSOE”) of selling price, third party evidence (“TPE”) or estimate of selling price (“ESP”) for gaming devices, maintenance and product support fees and other revenue sources. We generally use ESP to determine the selling price used in the allocation of separate deliverables, as VSOE and TPE are generally not available. We determine the ESP on separate deliverables by estimating a margin typically received on such items and applying that margin to the product cost incurred.

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

Advertising, Marketing and Promotional Costs

We expense advertising, marketing and promotional costs as incurred. Total advertising, marketing and promotional costs, included in operating expenses in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, were $0.9 million, $1.1 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Research and Development Costs

We conduct research and development activities primarily to develop gaming systems, gaming engines, casino data management systems, casino central monitoring systems, video lottery outcome determination systems, gaming platforms and gaming content, as well as to add enhancements to our existing product lines. We believe our ability to deliver differentiated, appealing products and services to the marketplace is based on our research and development investments, and we expect to continue to make such investments in the future. Research and development costs consist primarily of salaries and benefits, consulting fees and game lab testing fees. Once the technological feasibility of a project has been established, it is transferred from research to development and capitalization of development costs begins until the product is available for general release.

Research and development costs were $19.1 million and $0.8 million for the years ended December 31, 2015 and 2014, respectively.  As research and development costs relate to our Games segment which was acquired in 2014, there were no material research and development costs for the year ended December 31, 2013.

Income Taxes

Income tax expense includes U.S. and international income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Since it is management’s practice and current intent to reinvest the earnings in the international operations of our foreign subsidiaries, U.S. federal income taxes have not been provided on the undistributed earnings of any foreign subsidiaries except for GCA Macau. Some items of income and expense are not reported in tax returns and the consolidated financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.

Employee Benefits Plan

In connection with the acquisition of Everi Games Holding Inc., we merged the Everi Payments 401(k) Plan (“Merged 401(k) Plan”) into the Everi Games Holding Inc. 401(k) Plan (“Surviving 401(k) Plan”), which was adopted for domestic employees of Everi Games and Everi Payments and their domestic subsidiaries. The Surving 401(k) Plan Participant investment elections were not mapped from the current provider as the Merged Plan assets were liquidated from their current investments and the proceeds were provided to the new provider. The Participant contributions were sent to the new provider into the Plan’s default fund until such time that a Participant made investment elections. The Surviving 401(k) Plan structure is similar to the Merged 401(k) Plan and allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, we match a percentage of these employee contributions (as defined in the plan document). Expenses related to the matching portion of the contributions to the 401(k) Plan were $1.3 million, $0.5 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	Year Ended December 31,
	2015
	Level of		Outstanding
	Hierarchy	Fair Value	Balance
Term loan	1	$445,900	$490,000
Senior secured notes	3	$314,900	$335,000
Senior unsecured notes	1	$297,500	$350,000

The senior secured notes were fair valued using a Level 3 input by evaluating the trading activities of similar debt instruments as there was no market activity as of December 31, 2015.  The senior unsecured notes were syndicated in April 2015 and transitioned from level 3 to level 1 on the fair value hierarchy.

At December 31, 2014, the fair value of our long-term debt was considered to approximate the carrying amount as our acquisition of Everi Games occurred on December 19, 2014, for which our long-term debt was incurred.

Foreign Currency Translation

Foreign currency denominated assets and liabilities for those foreign entities for which the local currency is the functional currency are translated into U.S. dollars based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations are included as a component of other comprehensive income on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. Translation adjustments on intercompany balances of a long-term investment nature are recorded as a component of Accumulated Other Comprehensive Income on our Consolidated Balance Sheets.

Use of Estimates

We have made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. The actual results may differ from these estimates. These accounting estimates incorporated into the consolidated financial statements include, but are not limited to:

·	the estimates and assumptions related to the preparation of the unaudited pro forma financial information contained herein;
·	the estimates and assumptions related to the preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed related to any of our acquisitions;
·	the estimated reserve for warranty expense associated with our check warranty receivables;
·	the valuation and recognition of share based compensation;
·	the valuation allowance on our deferred income tax assets;
·	the estimated cash flows in assessing the recoverability of long lived assets;
·	the estimates of future operating performance, weighted average cost of capital (“WACC”) and growth rates as well as other factors used in our annual goodwill and assets impairment evaluations;
·	the renewal assumptions used for customer contracts to estimate the useful lives of such assets; and
·	the judgments used to determine the stages of development and costs eligible for capitalization as internally developed software.

Earnings Applicable to Common Stock

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of potential common stock resulting from assumed stock option exercises and vesting of restricted stock unless it is antidilutive.

Share‑Based Compensation

Share-based payment awards result in a cost that is measured at fair value on the award’s grant date.

Our time-based stock options, including our cliff vesting time-based awards, expected to be exercised currently, and in future periods, were measured at fair value on the grant date using the Black Scholes model. Our restricted stock awards expected to be vested currently, and in future periods, were measured at fair value based on the stock price on the grant date. The compensation expense is recognized on a straight-line basis over the vesting period of the awards.

Our market-based stock options will vest if our average stock price in any period of 30 consecutive trading days meets certain target prices during a four year period that commenced on the grant date of these options. If these target prices are not met during the four year period, the unvested shares underlying the options will terminate except if there is a change in control of the Company, as defined in the 2014 Equity Incentive Plan, in which case, the unvested shares underlying such options shall become fully vested on the effective date of such change in control transaction. The options were measured at fair value on the grant date using a lattice-based valuation model based on the median time horizon from the date of grant for these options to the vesting date for those paths that achieved the target threshold(s). The compensation expense is recognized on a straight-line basis over the median vesting periods calculated under such valuation model.

Forfeitures are estimated at the grant date for our time-based and market-based awards, with such estimates updated periodically; and with actual forfeitures recognized currently to the extent they differ from the estimates.

Unless otherwise provided by the administrator of our equity incentive plans, stock options granted under our plans generally expire ten years from the date of grant. In connection with our annual grant in 2015, certain market-based stock option awards were issued that expire seven years from the date of grant. The exercise price of stock options is generally the closing market price of our common stock on the date of the stock option grant.

Reclassification of Prior Year Balances

Reclassifications were made to the prior-period financial statements to conform to the current period presentation.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In November 2015, the FASB issued Accounting Standards Update (“ASU”)  2015-17 Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and deferred tax liabilities be classified as noncurrent in the balance sheet. ASU No. 2015-17 is effective for the interim and annual periods beginning after December 15, 2016. Early adoption is permitted. During the fourth quarter of 2015, we elected to prospectively adopt this standard. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

In September 2015, the FASB issued ASU No. 2015-16, which provides guidance on business combinations. The ASU requires an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We implemented this guidance during the current period as it impacted the final purchase price allocation adjustments associated with our acquisition of Multimedia Games Holdings Inc.

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, which provides guidance on the accounting treatment of leases.  The ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to the Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, which provides guidance on the measurement of inventory value.  The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to the Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, which provides guidance to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The pronouncement is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years, and early adoption is permitted for financial statements that have not been previously issued. This guidance was further clarified in ASU No. 2015-15 which addressed the treatment of debt issuance costs related to line-of credit arrangements. It noted that as ASU No. 2015-03 did not provide guidance on debt issuance costs related to line-of credit arrangements, the SEC would not object to an entity deferring and presenting these specific debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We expect to adopt the guidance in ASU No. 2015-03 and 2015-15 to reclassify all debt issuance costs not associated with line-of-credit arrangements from other assets, non-current to contra-liabilities to long-term debt on our Consolidated Balance Sheets and related notes for the year ending December 31, 2016.

In January 2015, the FASB issued ASU No. 2015-01, which eliminates the requirement that an entity separately classify, present and disclose extraordinary events and transactions. The pronouncement is effective for annual periods ending after December 15, 2015. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We expect to implement this guidance for the year ended December 31, 2016 and do not anticipate the ASU to have a material impact on our results of operations or financial condition.

In August 2014, the FASB issued ASU No. 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The pronouncement is effective for annual periods ending after December 15, 2016, and interim periods thereafter, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to the Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We expect to implement this guidance for the year ended December 31, 2016 and do not anticipate the ASU to have a material impact on our results of operations or financial condition.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, “Revenue from Contracts with Customers” and supersedes ASC Topic 605, “Revenue Recognition”. The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance was originally effective for interim and annual reporting periods beginning after December 15, 2016;  however, in August 2015, the FASB issued ASU No. 2015-14, which extended the effective date to interim and annual periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within our Notes to the Consolidated Financial Statements.

3. BUSINESS COMBINATIONS

We account for business combinations in accordance with ASC 805, which requires that the identifiable assets acquired and liabilities assumed be recorded at their estimated fair values on the acquisition date separately from goodwill, which is the excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities. We include the results of operations of an acquired business as of the acquisition date.

NEWave, Inc.

In April 2014, we acquired all of the outstanding capital stock of NEWave, Inc. (“NEWave”) for an aggregate purchase price of approximately $14.9 million, of which we estimated that approximately $2.5 million would be paid in the second quarter of 2015. On June 30, 2015, a final payment of $2.3 million was remitted. NEWave is a supplier of anti-money laundering compliance, audit and data efficiency software to the gaming industry. The NEWave acquisition did not have a material impact on our results of operations or financial condition.

We have not provided the supplemental pro forma impact of the NEWave acquisition on the revenue and earnings of the combined entity as if the acquisition date had been January 1, 2014, and the amount of revenue and earnings derived from NEWave have not been presented on a supplemental basis as such amounts are not material for the twelve months ended December 31, 2015 and 2014, respectively.

Everi Games Holding Inc.

On December 19, 2014, Holdings completed its acquisition of Everi Games Holding Inc. (formerly known as Multimedia Games Holding Company, Inc.) (“Everi Games Holding”). Pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2014 (the “Merger Agreement”), by and among Holdings, Movie Merger Sub, Inc., a wholly owned subsidiary of Holdings (“Merger Sub”), and Everi Games Holding, Merger Sub merged with and into Everi Games Holding, with Everi Games Holding continuing as the surviving corporation (the “Merger”). In the Merger, Everi Games

Holding became a wholly owned subsidiary of Holdings. Also, as a result of the Merger, each outstanding share of common stock, par value $0.01 per share, of Everi Games, other than shares held by Holdings, Everi Games Holding, Merger Sub or their respective subsidiaries, was cancelled and converted into the right to receive $36.50 in cash, without interest (“Merger Consideration”), together with the acceleration and full vesting of Everi Games Holding equity awards, (collectively, the “Total Merger Consideration”).

Everi Games designs, manufactures and supplies gaming machines and systems to commercial and Native American casino operators as well as select lottery operators and commercial bingo facility operators. Everi Games’ revenue is generated from the operation of gaming machines in revenue sharing or lease arrangements and from the sale of gaming machines and systems that feature proprietary game themes.

Our combination with Everi Games Holding creates a provider of Payments and Games solutions for our gaming establishment customers. The business combination provides us with: (a) growth opportunities, (b) enhanced scale, diversification and margins, and (c) the ability to increase profitability through cost synergies.

The total purchase consideration for Everi Games Holding was as follows (in thousands, except per share amounts):

Amount
Purchase consideration
Total purchase price for Everi Games common stock (29,948 shares at $36.50 per share)	$1,093,105
Payment in respect to Everi Games outstanding equity awards	56,284
Total merger consideration	1,149,389
Repayments of Everi Games debt and other obligations	25,065
Less: Everi Games outstanding cash at acquisition date	(118,299)
Total purchase consideration	$1,056,155

The Merger was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The excess of the purchase price over those fair values was recorded as goodwill, none of which was deductible for tax purposes. The goodwill recognized is attributable primarily to the income potential from Everi Games penetrating into the Class III commercial casino market, the assembled workforce of Everi Games and expected synergies.

The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of Multimedia’s assets acquired and liabilities assumed and resulting goodwill were subject to adjustment as the Company finalized its fair value analysis. The significant items for which a final fair value adjustment was applicable and included in the filing of this Annual Report on Form 10-K were most notably: accrued liabilities, the valuation and estimated useful lives of tangible and intangible assets and deferred income taxes. We completed our fair value determinations and recorded the final measurement period adjustments to goodwill during the fourth quarter of 2015 in accordance with the newly adopted guidance set forth in ASU No. 2015-16 with no material change in our fair value determinations; however, there were differences compared to those amounts at December 31, 2014. In accordance with this new guidance and the immaterial nature of the measurement period adjustments, the goodwill associated with the acquisition as shown in this Note 3 section did not change from the amounts disclosed in our 2014 Annual Report on Form 10-K.

We analyzed our inventory and fixed asset groups in conjunction with a review of our accrual amounts recorded in connection with the original purchase price allocation estimates. The nature of the identified inventory and undeployed fixed assets were gaming machines and related equipment with no future use that should not have been allocated any value in the original purchase price allocation. The final measurement period adjustments to goodwill were approximately $0.9 million, comprised of $1.1 million related to tangible assets and accrued liabilities and $0.2 million associated with deferred income taxes, partially offset by approximately $0.4 million associated with the tax effect of these measurement period adjustments. We determined the final measurement period adjustments to be immaterial on both a quantitative and a qualitative basis.

The information below reflects the purchase price allocation (in thousands):

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

Everi Payments and Everi Games Holding had different fiscal year ends. Accordingly, the unaudited pro forma combined statements of income for the year ended December 31, 2014 combined historical Everi Consolidated Statements of Income and Comprehensive Income for its year ended December 31, 2014 with historical Everi Games Holding Consolidated Statements of Operations for its year ended September 30, 2014, giving effect to the Merger as if it had occurred on January 1, 2013. The unaudited pro forma combined statements of income for the year ended December 31, 2013 combined historical Everi Consolidated Statements of Income and Comprehensive Income for its year ended December 31, 2013 with historical Everi Games Consolidated Statements of Operations for its year ended September 30, 2013, giving effect to the Merger as if it had occurred on January 1, 2013.

The unaudited pro forma combined financial information does not purport to represent the results of operations of Everi that would have actually resulted had the Merger been completed as of the dates indicated, nor should the information be taken as indicative of the future results of operations or financial position of the combined company. The unaudited pro forma combined financial statements do not reflect the impacts of any potential operational efficiencies, cost savings or economies of scale that Everi may achieve with respect to the combined operations of Everi and Everi Games Holding. The unaudited pro forma amounts include the historical operating results of the Company and Everi Games Holding prior to the Merger, with adjustments directly attributable to the Merger. The unaudited pro forma results include increases to depreciation and amortization expense based on the purchased intangible assets and the step-up in basis associated with tangible assets acquired and increases to interest expense, related to debt issued to fund the Merger. Also reflected in the year ended December 31, 2014 are adjustments for the impact of acquisition-related costs and other cost as a result of the Merger of $27.4 million. There were no acquisition-related costs incurred for the year ended December 31, 2013. All adjustments utilized an effective federal statutory tax rate of 35.0%.

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

The financial results for Everi Games Holding included in our Consolidated Statements of Income and Comprehensive Income since the acquisition date of December 19, 2014 reflected revenues of approximately $7.4 million and net loss of approximately $3.0 million, including acquisition-related costs of $1.3 million.

During the years ended December 31, 2015 and 2014, we expensed approximately $2.7 and $10.7 million, respectively, of costs related to the acquisition of Everi Games for financial advisory services, financing related fees, accounting and legal fees and other transaction-related expenses and are included in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income within Operating Expenses. These costs do not include any costs related to additional site consolidation or rationalization that we might consider following the closing of the Merger.

Resort Advantage, LLC

In August 2015, we acquired certain assets of Resort Advantage, LLC (“Resort Advantage”) for an aggregate purchase price of approximately $14.0 million, of which we estimated that approximately $4.7 million would be paid under the provisions of the agreement over a period of 40 months. Resort Advantage is a supplier of comprehensive and integrated solutions for complete Financial Crimes Enforcement Network (“FinCEN”) and IRS regulatory compliance to the gaming industry. The Resort Advantage acquisition did not have a material impact on our results of operations or financial condition.

We have not provided the supplemental pro forma impact of the Resort Advantage acquisition on the revenue and earnings of the combined entity as if the acquisition date had been January 1, 2014, and the amount of revenue and earnings derived from Resort Advantage have not been presented on a supplemental basis as such amounts are not material for the twelve months ended December 31, 2015 and 2014, respectively.

4. ATM FUNDING AGREEMENTS

Contract Cash Solutions Agreement

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, were $2.3 million, $2.3 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. We are exposed to interest rate risk to the extent that the applicable London Interbank Offered Rate (“LIBOR”) increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Consolidated Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $364.5 million and $396.3 million as of December 31, 2015 and 2014, respectively.

In November 2014, we amended the Contract Cash Solutions Agreement to extend the term one year until November 30, 2015.

In June 2015, we amended the Contract Cash Solutions Agreement to decrease the maximum amount of cash to be provided to us from $500.0 million to $425.0 million and to extend the term of the agreement from November 30, 2015 to June 30, 2018.

We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the years ended December 31, 2015 and 2014.

Site‑Funded ATMs

We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within “Settlement liabilities” in the accompanying Consolidated Balance Sheets and was $84.9 million and $69.3 million as of December 31, 2015 and 2014, respectively.

5. TRADE RECEIVABLES

Trade receivables represent short-term credit granted to customers for which collateral is generally not required. The balance of trade receivables consists of outstanding balances owed to us by gaming establishments and casino patrons. The balance of trade receivables consisted of the following (in thousands):

	At December 31,	At December 31,
	2015	2014

Trade receivables, net
Games trade receivables	$38,064	$28,270
Payments trade receivables	14,318	9,427
Total trade receivables, net	$52,382	$37,697

A significant portion of the balance of the allowance for doubtful accounts for trade receivables is from warranty receivables. On a monthly basis, we evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

A summary activity of the reserve for warranty losses is as follows (in thousands):

Amount
Balance, December 31, 2012	$6,908
Warranty expense provision	7,874
Charge offs against reserve	(12,005)
Balance, December 31, 2013	$2,777
Warranty expense provision	9,029
Charge offs against reserve	(9,022)
Balance, December 31, 2014	$2,784
Warranty expense provision	9,263
Charge offs against reserve	(9,074)
Balance, December 31, 2015	$2,973

While the reserve for warranty losses comprises the majority of the Company’s total allowance for trade receivables, the Company had bad debt expense of $0.9 million during the year ended December 31, 2015. The amount expensed for other charge-offs during the year ended December 31, 2014 was not material. As of December 31, 2015, the Company had $0.9 million reserves exclusive of the warranty reserve. The combined balance of other reserves was not material as of December 31, 2014.

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

Other receivables also include income taxes receivable and other miscellaneous receivables. The balance of other receivables consisted of the following (in thousands):

	At December 31,	At December 31,
	2015	2014
Other receivables
Notes and loans receivable, net of discount of $699 and $853, respectively	$9,930	$13,939
Federal and state income tax receivable	421	15,092
Other	1,232	706
Total other receivables	11,583	29,737
Less: Notes and loans receivable, non-current	6,655	9,184
Total other receivables, current portion	$4,928	$20,553

7. PREPAID AND OTHER ASSETS

Prepaid and other assets include the balance of prepaid expenses, deposits, debt issuance costs, restricted cash and other assets.  The short-term portion of these assets is included in prepaid and other assets and the long-term portion is included in other assets, non-current.

The balance of prepaid and other assets, current consisted of the following (in thousands):

	At December 31,	At December 31,
	2015	2014
Prepaid expenses and other assets
Prepaid expenses	$8,255	$7,163
Deposits	8,946	8,781
Other	3,571	3,044
Total prepaid expenses and other assets	$20,772	$18,988

The balance of other assets, non-current consisted of the following (in thousands):

	At December 31,	At December 31,
	2015	2014
Other assets, non-current
Debt issuance costs	$24,599	$41,109
Prepaid expenses and deposits, non-current	4,521	3,956
Other	5,934	5,878
Total other assets, non-current	$35,054	$50,943

8. INVENTORY

Our inventory primarily consists of component parts as well as finished goods and work-in-progress. The cost of inventory includes cost of materials, labor, overhead and freight. The inventory is stated at the lower of cost or market and accounted for using the first in, first out method.

Inventory consisted of the following (in thousands):

	At December 31,	At December 31,
	2015	2014
Inventory
Raw materials and component parts, net of reserves of $912 and $22, respectively	$23,663	$21,151
Work in progress	1,495	803
Finished goods	3,580	5,209
Total inventory	$28,738	$27,163

9. PROPERTY, EQUIPMENT AND LEASED ASSETS

Property, equipment and leased assets consist of the following (amounts in thousands):

				At December 31, 2015			At December 31, 2014
	Useful Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Property, equipment and leased assets
Rental pool - deployed	2	-	4	$91,743	$29,993	$61,750	$70,295	$876	$69,419
Rental pool - undeployed	2	-	4	11,950	3,361	8,589	10,562	151	10,411
ATM equipment		5		20,601	12,885	7,716	23,572	16,544	7,028
Leasehold and building improvements	Lease Term			7,564	2,038	5,526	6,289	895	5,394
Cash advance equipment		3		7,662	2,711	4,951	3,372	1,873	1,499
Machinery, office and other equipment	2	-	5	32,313	14,537	17,776	21,405	9,071	12,334
Total				$171,833	$65,525	$106,308	$135,495	$29,410	$106,085

Depreciation expense related to other property, equipment and leased assets totaled approximately $45.6 million, $8.7 million and $7.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. In connection with our fourth quarter 2015 annual financial statement review, we determined that certain of our gaming fixed assets either: (a) had economic lives that were no longer supportable and shortened given approximately one year of experience with the Games segment that resulted in an accelerated depreciation charge of approximately $2.6 million in the current period; or (b) were fully impaired as there was little to no movement in the portfolio with recent shipments having been returned and no future deployment anticipated that resulted in an accelerated depreciation charge of approximately $1.0 million in the current period. Our property, equipment and leased assets were not impaired for the years ended December 31, 2014 and 2013.

In connection with the sale of certain assets related to our PokerTek products during the year ended December 31, 2015 for a purchase price of $5.4 million, we recorded a gain of approximately $3.9 million, which was included in operating expenses in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

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

Goodwill Testing

In performing the 2015 annual impairment test, we utilized the two-step approach prescribed under ASC 350. The first step required a comparison of the carrying value of each reporting unit to its estimated fair value. To estimate the fair value of our reporting units for Step 1, we used a combination of the income approach and the market approach. The income approach is based on a discounted cash flow (“DCF”) analysis. This method involves estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value, using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including, but not limited to: appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent annual budget and projected years beyond. Our budgets and forecasted cash flows are based on estimated future growth rates. We believe our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted average cost of capital (“WACC”) of market participants relative to each respective reporting unit. The market approach considers comparable market data based on multiples of revenue or earnings before taxes, depreciation and amortization (“EBITDA”).

If the carrying amount of a reporting unit exceeds its estimated fair value, we are required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying amount. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its assets and liabilities. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this implied fair value is below the carrying amount of goodwill, an impairment charge is recorded.

Key assumptions used in estimating fair value under the discounted cash flow approach included a discount rate of: (a) 11.0% for the Cash Advance, ATM,  Check Services and Central Credit reporting units; (b) 10.0% for the Games reporting unit; (c) 12.5% for the Kiosk Sales and Services reporting unit; and (d) 16.0%, for the Compliance reporting unit. In addition, projected compound average revenue growth rates of approximately (3.3)% to 14.0% and terminal value growth rates of approximately (1.0)% to 3.1% were used in the analyses. The discounted cash flow analyses for our reporting units included estimated future cash inflows from operations and estimated future cash outflows for capital expenditures.

Key assumptions used in estimating fair value under the market approach were based on observed market multiples of enterprise value to revenue and EBITDA for both comparable publicly traded companies and recent merger and acquisition transactions involving similar companies to estimate appropriate controlling basis multiples to apply to each of the reporting units. Based on the multiples implied by this market data, we selected multiples of revenue of approximately 0.9 to 10.6 times and multiples of EBITDA of 5.0 to 8.7 times.

The estimate of fair value requires significant judgment. We based our fair value estimates on assumptions that we believe to be reasonable; but that are unpredictable and inherently uncertain, including: estimates of future growth rates, operating margins and assumptions about the overall economic climate as well as the competitive environment for our reporting units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill testing will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated growth rates are not correct, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing, or earlier, if an indicator of an impairment is present prior to our next annual evaluation.

We conduct our annual impairment test for our reporting units during the fourth quarter of each reporting period.

In connection with our annual goodwill impairment testing process for 2015, we determined that our Games reporting unit did not pass the step one test and therefore we were required to conduct a step two analysis to determine the amount of impairment which was approximately $75 million for the year ended December 31, 2015. This conclusion was primarily based upon limited growth and capital expenditure constraints in the gaming industry, consolidation and increased competition in the gaming manufacturing space, stock market volatility, global and domestic economic uncertainty, and lower than expected operating profits and cash flows in 2015. Based on these indicators, we revised our estimates and assumptions for the Games reporting unit, which resulted in a goodwill impairment charge.

Our goodwill was not impaired for the years ended December 31, 2014 and 2013 based upon the results of our testing.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Cash Advance	ATM	Check Services	Games	Other	Total
Goodwill
Balance, December 31, 2013	$100,880	$33,051	$23,281	$—	$22,872	$180,084
Goodwill acquired during the year	—	—	—	669,452	8,439	677,891
Foreign translation adjustment	(62)	—	—	—	—	(62)
Balance, December 31, 2014	$100,818	$33,051	$23,281	$669,452	$31,311	$857,913
Goodwill acquired during the year	—	—	—	—	6,117	6,117
Goodwill impairment	—	—	—	(75,008)	—	(75,008)
Foreign translation adjustment	(115)	—	—	—	—	(115)
Other*	—	—	—	896	—	896
Balance, December 31, 2015	$100,703	$33,051	$23,281	$595,340	$37,428	$789,803

*Includes the final 2015 measurement period adjustments associated with the acquisition of our Games business in late 2014.

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

				At December 31, 2015			At December 31, 2014
	Useful Life				Accumulated	Net Book		Accumulated	Net Book
	(years)			Cost	Amortization	Value	Cost	Amortization	Value
Other intangible assets
Contract rights under development and placement fee agreements	1	-	7	$16,453	$7,612	$8,841	$14,000	$301	$13,699
Customer contracts	7	-	14	50,177	34,755	15,422	43,938	29,931	14,007
Customer relationships	8	-	12	231,100	21,723	209,377	231,100	733	230,367
Developed technology and software	1	-	6	197,658	63,591	134,067	174,417	14,604	159,813
Patents, trademarks and other	1	-	17	28,240	13,485	14,755	27,856	8,957	18,899
Total				$523,628	$141,166	$382,462	$491,311	$54,526	$436,785

On a quarterly basis, we evaluate our other intangible assets for potential impairment as part of our quarterly review process. There was no material impairment identified for any of our other intangible assets for the years ended December 31, 2015 and 2013. For the year ended December 31, 2014, our online payment processing intangible assets were identified for further testing. We determined that these definite-lived intangible assets were potentially impaired primarily due to a combination of the following factors: (a) legislative constraints at the state and federal level; (b) significant changes in management; and (c) lower than anticipated operating results.

These definite-lived intangible assets were evaluated using an undiscounted cash flow approach to determine if an impairment existed.  As impairment was indicated based on the undiscounted cash flow approach, we discounted the cash flows and applied probability factors to calculate the resulting fair values and compared to the existing carrying value to determine the amount of impairment. The amount of impairment was approximately $3.1 million leaving a revised cost basis of $1.6 million and a remaining life of three years at December 31, 2014. This amount was recorded in Operating Expenses in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. These assets have been valued using level 3 fair value inputs.

Amortization expense related to other intangible assets totaled approximately $85.5 million, $14.2 million and $9.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. We capitalized and placed into service $6.1 million, $8.2 million and $5.1 million of software development costs for the years ended December 31, 2015, 2014 and 2013, respectively.

The total net book value of amortizable intangible assets was approximately $382.5 million at December 31, 2015. The total net book value of amortizable intangible assets was approximately $436.8 million at December 31, 2014. The anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in thousands):

Amount
Anticipated amortization expense(1)
2016	$95,077
2017	53,775
2018	40,479
2019	37,923
2020	35,748
Thereafter	110,119
Total	$373,121

(1)	For the year ended December 31, 2015, the Company had $9.3 million in other intangible assets which had not yet been placed into service.

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

In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The development agreements typically provide for a portion of the amounts retained by each facility for its share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable which are included as part of other receivables current and non-current in the Consolidated Balance Sheets.    Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the facility. In the past we have, and in the future, we may, by mutual agreement, amend these agreements to reduce our floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

During the year ended December 31, 2015, we paid approximately $2.8 million to a customer for certain of its locations in Oklahoma to extend the placement of nearly 300 units for an additional term of up to 60 months.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents our accounts payable and accrued expenses (amounts in thousands):

	At December 31,	At December 31,
	2015	2014
Accounts payable and accrued expenses
Trade accounts payable	$67,139	$48,962
Accrued interest	73	3,387
Payroll and related expenses	8,565	10,889
Deferred and unearned revenues	10,836	8,016
Cash access processing and related expenses	4,662	4,414
Accrued taxes	1,654	3,195
Other	8,583	25,805
Total accounts payable and accrued expenses	$101,512	$104,668

12. LONG-TERM DEBT

The following table summarizes our indebtedness (in thousands):

	At December 31,	At December 31,
	2015	2014
Long-term debt
Senior secured term loan	$490,000	$500,000
Senior secured notes	335,000	350,000
Senior unsecured notes	350,000	350,000
Total debt	1,175,000	1,200,000
Less: debt issuance costs and warrant discount	(11,421)	(11,213)
Total debt after discount	1,163,579	1,188,787
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion	$1,153,579	$1,178,787

In connection with the Merger, we refinanced all of our indebtedness outstanding under the Prior Credit Facilities with proceeds from the Credit Facilities and the Notes.

Credit Facilities

In December 2014, Everi Payments, as borrower, and Holdings entered into a credit agreement among Everi Payments, Holdings, Bank of America, N.A. as administrative agent, collateral agent, swing line lender and letter of credit issuer; Deutsche Bank Securities Inc., as syndication agent; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities, Inc. as joint lead arrangers and joint book managers, which governs the Credit Facilities (the “Credit Agreement”). The Credit Facilities consist of the $500.0 million Term Loan that matures in 2020 and the $50.0 million Revolving Credit Facility that matures in 2019.  The fees associated with the Credit Facilities included discounts of approximately $7.5 million and debt issuance costs of approximately $13.9 million. All borrowings under the Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default and compliance with representations and warranties.

We are required to repay the Term Loan in an amount equal to 0.50% per quarter of the initial aggregate principal with the final principal repayment installment on the maturity date. Interest is due in arrears each March, June, September and December and at the maturity date; however, interest may be remitted within one to three months of such dates.

The Term Loan had an applicable interest rate of 6.25% as of December 31, 2015 and December 31, 2014.

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

Voluntary prepayments of the Term Loan and the Revolving Credit Facility and voluntary reductions in the unused commitments are permitted in whole or in part, in minimum amounts as set forth in the Credit Agreement, with prior notice but without premium or penalty.

Subject to certain exceptions, the obligations under the Credit Facilities are secured by substantially all of the present and after acquired assets of each of Everi Payments, Holdings and the subsidiary guarantors (the “Collateral”) including: (a) a perfected first priority pledge of all the capital stock of Everi Payments and each domestic direct, wholly owned material restricted subsidiary held by Holdings, Everi Payments or any such subsidiary guarantor; and (b) a perfected first priority security interest in substantially all other tangible and intangible assets of Holdings, Everi Payments, and such subsidiary guarantors (including, but not limited to, accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing). Subject to certain exceptions, the Credit Facilities are unconditionally guaranteed by Holdings and such subsidiary guarantors and Everi Games and its material domestic subsidiaries.

The Credit Agreement contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness; sell assets or consolidate or merge with or into other companies; pay dividends or repurchase or redeem capital stock; make certain investments; issue capital stock of subsidiaries; incur liens; prepay, redeem or repurchase subordinated debt; and enter into certain types of transactions with our affiliates. The Credit Agreement also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio as well as an annual excess cash flow payment requirement.

Events of default under the Credit Agreement include customary events such as a cross-default provision with respect to other material debt (which includes the Refinanced Secured Notes and the Unsecured Notes).  In addition, an event of default will occur if Holdings undergoes a change of control. This is defined to include the case where Holdings ceases to own 100% of the equity interests of Everi Payments, or where any person or group acquires a percentage of the economic or voting interests of Holdings’ capital stock of 35% or more (determined on a fully diluted basis), or where a majority of the board of directors of Everi Payments ceases to consist of persons who are directors of Holdings on the closing date of the Credit Facilities or other directors whose nomination for election to the board of directors of Holdings was recommended by a majority of the then continuing directors.

At December 31, 2015, we had approximately $490.0 million of borrowings outstanding under the Term Loan and $50.0 million of additional borrowing availability under the Revolving Credit Facility, based upon borrowing base calculations as of such date.  We were in compliance with the terms of the Credit Facilities as of December 31, 2015.

We expect that our cash provided by operating activities will be sufficient for our operating and debt servicing needs during the next 12 months. If not, we have sufficient borrowings available under our Credit Facilities to meet additional funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly-available information. Based upon that information, we believe there is not a likelihood that any of our lenders might not be able to honor their commitments under the Credit Agreement.

Senior Secured Notes and Refinance of Senior Secured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 7.75% Secured Notes due 2021. The fees associated with the Secured Notes included debt issuance costs of approximately $13.6 million. The Secured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement. Under the terms of the purchase agreement, during a one year period following the closing and upon prior notice from the initial purchasers, the Company was required to use commercially reasonable efforts to aid the purchasers in the resale of the Secured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein. Alternatively, we had the ability to redeem the Secured Notes from the initial purchasers without penalty. On April 15, 2015, the Company entered into the Note Purchase Agreement, among Everi Payments, the Purchaser, and the Collateral Agent, and issued $335.0 million in aggregate principal amount of the 7.25% Refinanced Secured Notes due 2021 to the Purchaser in a private offering. With the proceeds from the issuance of the Refinanced Secured Notes, we redeemed, in full, the Company’s then outstanding Secured Notes from the initial purchasers in accordance with the terms of the indenture governing the Secured Notes. In connection with the issuance of the Refinanced Secured Notes during the second quarter of 2015, we expensed $13.0 million of related debt issuance costs and fees to “Loss on extinguishment of debt” associated with the redeemed Senior Secured Notes that were outstanding prior to the refinance transaction.

In connection with the issuance of the Refinanced Secured Notes and pursuant to the terms of the Note Purchase Agreement, the Company issued the Warrant to the Purchaser. The Warrant expires on the sixth anniversary of the date of issuance. The number of shares issuable pursuant to the Warrant and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, mergers and certain other events. The Warrant was valued at $2.2 million using a modified Black-Scholes model and was accounted for as a debt discount.

Interest is due quarterly in arrears each January, April, July and October.

We were in compliance with the terms of the Refinanced Secured Notes as of December 31, 2015.

Senior Unsecured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 10.0% Unsecured Notes due 2022. The fees associated with the Unsecured Notes included original issue discounts of approximately $3.8 million and debt issuance costs of approximately $14.0 million.

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

In connection with the issuance of the Unsecured Notes, the Company entered into a registration rights agreement pursuant to which the Company agreed, for the benefit of the initial holders of the Unsecured Notes, to file with the SEC, and use its commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the Unsecured Notes for an issue of SEC-registered notes with terms identical to the Unsecured Notes. On October 23, 2015, we filed a registration statement on Form S-4 with the SEC in accordance with the registration rights agreement outlining our offer to exchange the Unsecured Notes for identical notes without transfer restrictions. The registration statement was declared effective on November 3, 2015, and the exchange offer for the Unsecured Notes was completed on December 4, 2015 with 100% percent participation.

We were in compliance with the terms of the Unsecured Notes as of December 31, 2015.

Principal Repayments

The maturities of our borrowings at December 31, 2015 are as follows (in thousands):

Amount
Maturities of borrowings
2016	$10,000
2017	10,000
2018	10,000
2019	10,000
2020	450,000
Thereafter	685,000
Total	$1,175,000

13. COMMITMENTS AND CONTINGENCIES

Lease Obligations

We lease office facilities and operating equipment under cancelable and non‑cancelable agreements. Total rent expense was approximately $5.5 million, $1.9 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In October 2012, we entered into a long‑term lease agreement related to office space for our corporate headquarters located in Las Vegas, Nevada, which we occupied in the first half of 2013.

In September 2014, the long-term lease agreement for office space in Austin, Texas, was extended through March 2021.

As of December 31, 2015, the minimum aggregate rental commitment under all non‑cancelable operating leases were as follows (in thousands):

Amount
Minimum aggregate rental commitments
2016	$4,410
2017	4,171
2018	4,064
2019	4,064
2020	3,925
Thereafter	5,900
Total	$26,534

Litigation Claims and Assessments

Everi Games Holding Shareholder Litigation

Putative shareholders of Everi Games Holding filed suits in the United States District Court for the Western District of Texas (the “Texas Federal Action”) and the District Court of Travis County, Texas (the “Texas State Court Action”) alleging that the directors of Everi Games Holding breached their fiduciary duties in connection with the Merger. The complaints further alleged that Everi Holdings and its formerly wholly-owned merger subsidiary, Merger Sub, aided and abetted those purported breaches of fiduciary duty.

The parties agreed to settle all claims asserted in the Texas Federal Action. Everi Games Holding agreed to make certain additional disclosures in its proxy statement related to the Merger, and made those disclosures in a Current Report on Form 8-K filed on November 21, 2014. In addition, the defendants agreed not to oppose plaintiffs’ application for an attorneys’ fee award of up to $310,000. The court in the Texas Federal Action approved the settlement, awarded attorneys’ fees of $310,000, and entered judgment. The deadline to file any appeal from the judgment has expired and no appeal has been filed.

The judgment in the Texas Federal Action includes a release of the claims asserted in the Texas State Court Action. The Texas State Court Action has been dismissed with prejudice.

Alabama Litigation

The Company is currently involved in one lawsuit related to Everi Games Holding’s former charity bingo operations in the State of Alabama, which we believe is not material from a damages perspective. The lawsuit is currently pending in federal court and includes claims related to the alleged illegality of electronic charity bingo in the State of Alabama.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, Everi Games Holding and other manufacturers were added as defendants. The plaintiffs, who claim to have been patrons of White Hall, allege that Everi Games participated in gambling operations that violated Alabama state law by supplying to White Hall purportedly unlawful electronic bingo machines played by the plaintiffs, and the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the filing of the complaint under Ala. Code, Sec 8-1-150(A). The plaintiffs requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama, Northern Division. The court has not ruled on the plaintiffs' motion for class certification. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.

We are also subject to other claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

14. SHAREHOLDERS’ EQUITY

Preferred Stock.  Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2015 and 2014, we had no shares of preferred stock outstanding.

Common Stock.  Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of December 31, 2015 and 2014, we had 90,877,273 and 90,405,450 shares of common stock issued, respectively.

Common Stock Repurchase Program.  There were no share repurchases for the year ended December 31, 2015. Our most recent share repurchase program commenced in the first quarter of 2013 and expired at the end of the fourth quarter of 2014, wherein we repurchased approximately 1.5 million shares of common stock for cash of approximately $11.7 million under the share repurchase program for the year ended December 31, 2014.

Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 32,617 and 55,502 shares of common stock at an aggregate purchase price of $0.2 million and $0.5 million, for the years ended December 31, 2015 and 2014, respectively, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.

15. WEIGHTED AVERAGE SHARES OF COMMON STOCK

The weighted average number of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	At December 31,
	2015	2014	2013
Weighted average shares
Weighted average number of common shares outstanding - basic	65,854	65,780	66,014
Potential dilution from equity grants(1)	—	1,083	1,191
Weighted average number of common shares outstanding - diluted	65,854	66,863	67,205

(1)

The Company was in a net loss position for the year ended December 31, 2015, and therefore, potential dilution from the application of the treasury stock method was not applicable. The potential dilution excludes the weighted average effect of equity awards to acquire 7.6 million and 5.9 million shares of our common stock at December 31, 2014 and 2013, respectively, as the application of the treasury stock method, as required, makes them anti‑dilutive.

16. SHARE‑BASED COMPENSATION

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

Generally, we grant the following award types: (a) time-based options, (b) cliff-vesting time-based options, (c) market-based options, and (d) restricted stock.   These awards have varying vesting provisions and expiration periods. For the year ended December 31, 2015, we granted time-based options and market-based options.

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

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock
	Granted	Granted
Outstanding, December 31, 2014	13,626	440
Additional authorized shares	—	—
Granted	6,512	—
Exercised options or vested shares	(343)	(128)
Canceled or forfeited	(2,355)	(2)
Outstanding, December 31, 2015	17,440	310

The maximum number of shares available for future equity awards under the 2014 Plan is approximately 6.6 million shares of our common stock. There are no shares available for future equity awards under the 2005 Plan.

Stock Options

The fair value of options was determined as of the date of grant using the Black‑Scholes option pricing model with the following weighted‑average assumptions:

	Year ended
	December 31,
	2015	2014	2013
Risk-free interest rate	1%	1%	1%
Expected life of options (in years)	4	4	4
Expected volatility	43%	54%	61%
Expected dividend yield	0%	0%	0%

The fair value of our cliff vesting time-based options granted in the second quarter of 2014 was determined using the Black Scholes option pricing model as of the date of grant. For the five year cliff vesting time-based options, the assumptions were: (a) risk-free interest rate of 2%; (b) expected term of five years; (c) expected volatility of 52%; and (d) no expected dividend yield. For the six year cliff vesting time-based options, the assumptions were: (a) risk-free interest rate of 2%; (b) expected term of six years; (c) expected volatility of 58%; and (d) no expected dividend yield.

The fair value of our market-based options was determined using a lattice-based option valuation model as of the date of grant. For the market-based options issued during 2015, the assumptions were: (a) risk-free interest rate of 1%; (b) measurement period of four years; (c) expected volatility of 47%; and (d) no expected dividend yield. For the market-based options issued in the second quarter 2014, the assumptions were: (a) risk-free interest rate of 1%; (b) measurement period of four years; (c) expected volatility of 52%; and (d) no expected dividend yield. For the market-based options issued in the first quarter 2014, the assumptions were: (a) risk-free interest rate of 1%; (b) measurement period of four years; (c) expected volatility of 51%; and (d) no expected dividend yield.

The fair value of the converted options related to the Merger was recalculated upon consummation of the acquisition and it was determined that the original fair value approximated the value upon conversion and was still applicable and will continue to amortize to stock compensation expense over the remaining life of the award.

The following tables present the options activity:

			Weighted
	Number of	Weighted Average	Average Life	Aggregate
	Common Shares	Exercise Price	Remaining	Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Outstanding, December 31, 2014	13,626	$7.64	6.5	$9,148
Granted	6,512	7.68
Exercised	(343)	5.35
Canceled or forfeited	(2,355)	9.82
Outstanding, December 31, 2015	17,440	$7.41	6.6	$1,212
Vested and expected to vest, December 31, 2015	14,503	$7.35	6.4	$1,212
Exercisable, December 31, 2015	6,908	$7.13	4.4	$1,212

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
		Number	Remaining	Average	Number	Average
		Outstanding	Contract	Exercise	Exercisable	Exercise
Range of Exercise Prices		(000’s)	Life (Years)	Prices	(000’s)	Price
$—	$5.99	2,195	5.4	$4.43	2,104	$4.40
6.00	8.99	13,973	7.2	7.54	3,535	7.33
9.00	12.99	1,007	1.9	9.99	1,004	9.99
13.00	13.99	5	0.6	13.79	5	13.79
14.00	14.99	60	1.4	14.58	60	14.58
15.00	15.99	100	0.7	15.08	100	15.08
16.00	18.99	100	0.8	16.05	100	16.05
		17,440			6,908

There were 6.5 million, 6.6 million and 1.2 million options granted for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted average grant date fair value per share of the options granted was $2.48,  $3.20 and $3.31 for the years ended December 31, 2015, 2014 and 2013, respectively. The total intrinsic value of options exercised was $0.8 million, $2.8 million and $4.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

There was $18.1 million in unrecognized compensation expense related to options expected to vest as of December 31, 2015. This cost was expected to be recognized on a straight‑line basis over a weighted average period of 2.6 years. We received $1.8 million in proceeds from the exercise of options and recorded $7.4 million in non‑cash compensation expense related to options granted that were expected to vest for the year ended and as of December 31, 2015.

We recorded $7.6 million and $4.4 million in non‑cash compensation expense related to options granted that were expected to vest as of December 31, 2014 and 2013, respectively. We received $5.3 million and $8.4 million in cash from the exercise of options for the years ended December 31, 2014 and 2013, respectively.

Restricted Stock

The following is a summary of non‑vested share awards for our time‑based restricted shares:

		Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
	(in thousands)	(per share)
Outstanding, December 31, 2014	440	$7.11
Granted	—	—
Vested	(128)	7.11
Forfeited	(2)	7.09
Outstanding, December 31, 2015	310	$7.11

There were no shares of restricted stock granted for the year ended December 31, 2015 but 0.3 million and 0.4 million shares of restricted stock were granted for the years ended December 31, 2014, and 2013, respectively. The weighted average grant date fair value per share of restricted stock granted was $7.12 and $7.09 for the years ended December 31, 2014 and 2013. The total fair value of restricted stock vested was $0.6 million, $1.4 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013 respectively.

There was $2.0 million in unrecognized compensation expense related to shares of time‑based restricted shares expected to vest as of December 31, 2015 and is expected to be recognized on a straight‑line basis over a weighted average period of 2.4 years. There were 0.2 million shares, 0.2 million shares and 0.1 million shares of restricted stock that vested and we recorded $0.9 million, $1.2 million and $0.7 million in non‑cash compensation expense related to the restricted stock granted that was expected to vest during 2015, 2014, and 2013, respectively.

17. INCOME TAXES

The following presents consolidated (loss) income before tax for domestic and foreign operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Consolidated (loss) income before tax
Domestic	$(129,602)	$13,870	$35,473
Foreign	6,519	6,431	3,412
Total	$(123,083)	$20,301	$38,885

The income tax (benefit) provision attributable to (loss) income from operations before tax consists of the following components (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax (benefit) provision
Domestic	$(19,746)	$6,637	$13,626
Foreign	1,635	1,524	861
Total income tax (benefit) provision	$(18,111)	$8,161	$14,487
Income tax provision components
Current	$1,767	$1,598	$844
Deferred	(19,878)	6,563	13,643
Total income tax (benefit) provision	$(18,111)	$8,161	$14,487

A reconciliation of the federal statutory rate and the effective income tax rate is as follows:

	Year Ended
	December 31,
	2015	2014	2013
Income tax reconciliation
Federal statutory rate	35.0%	35.0%	35.0%
Foreign provision	0.6%	(3.6)%	(1.0)%
State/province income tax	1.1%	0.9%	1.3%
Non-deductible compensation cost	(1.1)%	0.7%	1.1%
Non-deductible acquisition cost	0.0%	5.9%	0.0%
Adjustment to carrying value	0.6%	1.9%	0.3%
Research credit	0.6%	0.0%	0.0%
Goodwill impairment	(21.3)%	0.0%	0.0%
Other	(0.8)%	(0.6)%	0.6%
Effective tax rate	14.7%	40.2%	37.3%

The major tax‑effected components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Deferred income tax assets related to:
Intangibles	$—	$—	$44,845
Net operating losses	81,531	64,357	37,333
Stock compensation expense	10,212	8,841	7,066
Accounts receivable allowances	1,444	1,613	1,703
Accrued and prepaid expenses	3,958	7,917	1,331
Long-term debt	300	290	348
Other	658	373	406
Tax credits	5,896	5,146	—
Property, equipment and leasehold improvements	—	—	333
Valuation allowance	(1,442)	(2,319)	(1,379)
Total deferred income tax assets	$102,557	$86,218	$91,986
Deferred income tax liabilities related to:
Property, equipment and leased assets	18,274	$23,785	$—
Intangibles	108,727	109,103	—
Other	3,200	1,072	942
Total deferred income tax liabilities	130,201	$133,960	$942
Deferred income taxes, net	$(27,644)	$(47,742)	$91,044

The Company prospectively adopted the provisions of ASU No. 2015-17 as of December 31, 2015. The adoption of the provision caused us to reclassify current deferred tax assets to noncurrent (netted within noncurrent liabilities) on our Consolidated Balance Sheets. The prior reporting period was not retrospectively adjusted.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefit
Unrecognized tax benefit at the beginning of the period	$729	$—	$—
Gross increases - tax positions in prior period	—	—	—
Gross decreases - tax positions in prior period	—	—	—
Gross increases - tax positions in current period	—	729	—
Settlements	—	—	—
Unrecognized tax benefit at the end of the period	$729	$729	$—

For all of our investments in foreign subsidiaries, except for GCA (Macau), deferred taxes have not been provided on unrepatriated foreign earnings. Unrepatriated earnings were approximately $17.1 million as of December 31, 2015. These earnings were considered permanently reinvested, as it was management’s intention to reinvest foreign earnings in foreign operations. We project sufficient cash flow or sufficient borrowings available under our Credit Facilities in the U.S. and therefore do not need to repatriate these foreign earnings to finance U.S. operations at this time.

As a result of certain realization requirements under the accounting guidance on share based payments, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting at December 31, 2015, 2014 and 2013, respectively. Equity will be increased by $4.6 million if, and when, such deferred tax assets are ultimately realized. We use the accounting guidance on income taxes ordering for purposes of determining when excess tax benefits have been realized.

We had $218.8 million, or $76.6 million, tax effected, of accumulated federal net operating losses as of December 31,

2015. The net operating losses can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2024. We had $4.3 million, tax effected, of federal research and development credit carry forwards and $1.6 million of federal alternative minimum tax credit carry forwards as of December 31, 2015. The research and development credits are limited to a 20 year carry forward period and will expire starting in 2033. The federal alternative minimum tax credit carry forwards do not expire.

We had tax effected state net operating loss carry forwards of approximately $9.4 million as of December 31, 2015. The state net operating loss carry forwards will expire between 2016 and 2036. The determination and utilization of these state net operating loss carry forwards are dependent upon apportionment percentages and other respective state laws, which can change from year to year. As of December 31, 2015, $1.2 million of our valuation allowance relates to certain state net operating loss carry forwards which are expected to expire before utilization, due to shorter carry forward periods and decreased apportionment percentages in those states. The remaining valuation allowance of $0.2 million relates to foreign net operating losses.

We recognized a deferred tax asset upon our conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in pre-existing goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic statutory tax rate of 37.2%, this results in tax payments being approximately $19.5 million less than the annual provision for income taxes shown on the income statement for financial accounting purposes, or the amount of the annual provision, if less. There is an expected aggregate of $64.9 million in cash savings over the remaining life of the portion of our deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations. We believe that it is more likely than not that we will be able to utilize our deferred tax asset. However, the utilization of this tax asset is subject to many factors including, but not limited to, a change of control of the Company and future earnings.

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As part of the Merger in 2014, the Company recorded $0.7 million of unrecognized tax benefits. The Company has not accrued any penalties and interest for its unrecognized tax benefits. Other than the unrecognized tax benefit related to the Merger, we believe that our income tax filing positions and deductions will be sustained upon audit and we do not anticipate any other adjustments that will result in a material change to our financial position. We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expense.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We have a number of federal and state income tax years still open for examination as a result of our net operating loss carry forwards. Accordingly, we are subject to examination for both U.S. federal and some of the state tax returns for the years 2004 to present. For the remaining state, local and foreign jurisdictions, with some exceptions, we are no longer subject to examination by tax authorities for years before 2012.

18.  RELATED PARTY TRANSACTIONS

A member of our Board of Directors served as a member of the board of directors of a gaming company until April 2013 for which we provide various cash access products and services that are insignificant to our net income. This board member received customary both cash and equity compensation from this gaming company in consideration for serving on its board of directors, however, none of this consideration was tied in any manner to our performance or obligations under our cash access agreements with the gaming company. In addition, this board member was not involved in the negotiation of our cash access agreements with this gaming company.

In October 2012, we entered into a long-term lease agreement related to office space for our corporate headquarters in which we moved into during the first half of 2013. We had engaged a brokerage firm in connection with the search for our corporate headquarters. An executive officer of this brokerage firm is the brother of our former Chief Financial Officer. This brokerage firm received approximately $0.4 million as compensation for acting as our broker.

19. SEGMENT INFORMATION

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group consists of the Chief Executive Officer and the Chief Financial Officer. This group manages the business, allocates resources and measures profitability based on our operating segments. The operating segments are reviewed separately because each represents products that can be sold separately to our customers.

Since the most recent filing of our Annual Report on Form 10-K for the year ended December 31, 2014, and in connection with the Merger, our chief operating decision-making group has determined the following to be the operating segments for which we conduct business: (a) Games, and (b) Payments. Therefore, beginning in the first quarter of 2015, we are reporting our financial performance based on our new segments in both the current and prior periods. This change had no impact on our consolidated financial statements. Each of these segments is monitored by our management for performance against its internal forecast and is consistent with our internal management reporting.

·

The Games segment provides solutions directly to gaming establishments to offer their patrons gaming entertainment related experiences including: leased gaming equipment; sales and maintenance related services of gaming equipment; gaming systems; and ancillary products and services.

·

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

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

The following tables present segment information (in thousands):

	For the Year Ended December 31,
	2015	2014	2013

Revenues
Games	$214,424	$7,406	$—
Payments	612,575	585,647	582,444
Total revenues	$826,999	$593,053	$582,444

Operating (loss) income
Games	$(73,503)	$(1,423)	$—
Payments	63,773	35,205	49,150
Total operating (loss) income	$(9,730)	$33,782	$49,150

	At
	December 31, 2015	December 31, 2014
Total assets
Games	$1,086,147	$1,242,822
Payments	487,918	464,463
Total assets	$1,574,065	$1,707,285

Major customers.  For the years ended December 31, 2015, 2014 and 2013, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 30%,  28% and 33% of our total revenue in 2015, 2014 and 2013, respectively.

20.  SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited selected quarterly results of operations are as follows (in thousands, except for per share amounts):

	Quarter
	First	Second	Third	Fourth	Year
2015
Revenues	$207,473	$206,364	$208,746	$204,416	$826,999
Operating income (loss)	28,141	16,336	14,716	(68,923)	(9,730)
Net income (loss)	469	(12,741)	(6,110)	(86,590)	(104,972)
Basic earnings (loss) per share	$0.01	$(0.19)	$(0.09)	$(1.31)	$(1.59)
Diluted earnings (loss) per share	$0.01	$(0.19)	$(0.09)	$(1.31)	$(1.59)
Weighted average common shares outstanding
Basic	65,623	65,844	65,941	66,004	65,854
Diluted	66,492	65,844	65,941	66,004	65,854
2014
Revenues	$150,571	$144,946	$145,481	$152,055	$593,053
Operating income	13,013	9,622	10,771	376	33,782
Net income (loss)	7,489	4,724	5,676	(5,749)	12,140
Basic earnings (loss) per share	$0.11	$0.07	$0.09	$(0.09)	$0.18
Diluted earnings (loss) per share	$0.11	$0.07	$0.09	$(0.09)	$0.18
Weighted average common shares outstanding
Basic	65,910	65,970	65,589	65,608	65,780
Diluted	67,370	67,087	66,747	66,397	66,863

21. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We conduct substantially all of our business through our U.S. and foreign subsidiaries. Everi Payments’ (“Subsidiary Issuer”) obligations under the Unsecured Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by Holdings (“Parent”) and substantially all of our 100%-owned U.S. subsidiaries other than Subsidiary Issuer (the “Guarantor Subsidiaries” and, together with Parent, the “Guarantors” and each a “Guarantor” ). The guarantees of our Unsecured Notes will be released under the following customary circumstances: (i) the sale or disposition of all or substantially all of the assets of the Guarantor (by way of merger, consolidation, or otherwise) to a person that is not (either before or after giving effect to such transaction) Parent, Subsidiary Issuer or a restricted subsidiary; (ii) the sale or disposition of sufficient capital stock of the Guarantor to a person that is not (either before or after giving effect to such transaction) Parent, Subsidiary Issuer or a restricted subsidiary and the Guarantor ceases to be a restricted subsidiary of Subsidiary Issuer as a result of the sale or other disposition; (iii) the designation of the Guarantor as an unrestricted subsidiary in accordance with the Indenture; or (iv) the legal or covenant defeasance of the Unsecured Notes or the satisfaction and discharge of the Indenture.

Presented below is condensed consolidating financial information for (a) Parent, (b) Subsidiary Issuer, (c) the Guarantor Subsidiaries and (d) our U.S. subsidiaries that are not Guarantor Subsidiaries and our foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015, 2014 and 2013. The condensed consolidating financial information has been presented to show the nature of assets held and the results of operations and cash flows of Parent, Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming that the guarantee structure of the Unsecured Notes had been in effect at the beginning of the periods presented.

	Year Ended December 31, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues	$—	$566,634	$243,974	$17,219	$(828)	$826,999
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	—	444,990	56,382	9,025	—	510,397
Operating expenses	—	61,615	38,554	1,861	(828)	101,202
Research and development	—	—	19,098	—	—	19,098
Goodwill impairment	—	—	75,008	—	—	75,008
Depreciation	—	7,635	37,734	182	—	45,551
Amortization	—	9,842	73,195	2,436	—	85,473
Total costs and expenses	—	524,082	299,971	13,504	(828)	836,729
Operating income (loss)	—	42,552	(55,997)	3,715	—	(9,730)
Other expenses
Interest expense, net of interest income	—	7,639	92,343	308	—	100,290
Income (loss) from subsidiaries	104,972	(13,777)	—	—	(91,195)	—
Loss on extinguishment of debt	—	13,063	—	—	—	13,063
Total other expenses	104,972	6,925	92,343	308	(91,195)	113,353
(Loss) income from operations before tax	(104,972)	35,627	(148,340)	3,407	91,195	(123,083)
Income tax provision (benefit)	—	8,342	(27,673)	1,220	—	(18,111)
Net (loss) income	(104,972)	27,285	(120,667)	2,187	91,195	(104,972)
Foreign currency translation	(1,251)	—	—	(1,251)	1,251	(1,251)
Comprehensive (loss) income	$(106,223)	$27,285	$(120,667)	$936	$92,446	$(106,223)

	Year Ended December 31, 2014
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues	$—	$542,206	$35,689	$15,891	$(733)	$593,053
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	—	422,544	10,864	6,663	—	440,071
Operating expenses	—	88,087	5,719	2,379	(733)	95,452
Research and development	—	—	804	—	—	804
Depreciation	—	7,428	1,134	183	—	8,745
Amortization	—	11,180	2,454	565	—	14,199
Total costs and expenses	—	529,239	20,975	9,790	(733)	559,271
Operating income	—	12,967	14,714	6,101	—	33,782
Other (income) expense
Interest expense, net of interest income	—	7,675	3,290	(209)	—	10,756
Income from subsidiaries	(12,140)	(15,218)	—	—	27,358	—
Loss on extinguishment of debt	—	2,523	202	—	—	2,725
Total other (income) expense	(12,140)	(5,020)	3,492	(209)	27,358	13,481
Income from operations before tax	12,140	17,987	11,222	6,310	(27,358)	20,301
Income tax expense	—	2,801	3,784	1,576	—	8,161
Net income	12,140	15,186	7,438	4,734	(27,358)	12,140
Foreign currency translation	(1,258)	—	—	(1,258)	1,258	(1,258)
Comprehensive income	$10,882	$15,186	$7,438	$3,476	$(26,100)	$10,882

	Year Ended December 31, 2013
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues	$—	$541,002	$28,277	$13,838	$(673)	$582,444
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	—	424,129	7,905	7,760	—	439,794
Operating expenses	—	71,623	3,445	2,167	(673)	76,562
Depreciation	—	7,186	1	163	—	7,350
Amortization	—	9,217	—	371	—	9,588
Total costs and expenses	—	512,155	11,351	10,461	(673)	533,294
Operating income	—	28,847	16,926	3,377	—	49,150
Other expenses
Interest expense, net of interest income	—	10,342	—	(77)	—	10,265
Income from subsidiaries	(24,398)	(13,596)	—	—	37,994	—
Total other expenses	(24,398)	(3,254)	—	(77)	37,994	10,265
Income from operations before tax	24,398	32,101	16,926	3,454	(37,994)	38,885
Income tax provision	—	7,703	5,924	860	—	14,487
Net income	24,398	24,398	11,002	2,594	(37,994)	24,398
Foreign currency translation	269	—	—	269	(269)	269
Comprehensive income	$24,667	$24,398	$11,002	$2,863	$(38,263)	$24,667

	At December 31, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$6	$87,078	$3,900	$11,046	$—	$102,030
Settlement receivables	—	42,437	—	2,496	—	44,933
Trade receivables, net	—	10,750	41,634	(2)	—	52,382
Other receivables	—	4,063	833	32	—	4,928
Inventory	—	12,772	15,966	—	—	28,738
Prepaid expenses and other assets	—	6,464	5,160	9,148	—	20,772
Deferred tax asset	—	—	—	—	—	—
Intercompany balances	—	39,810	168,659	1,431	(209,900)	—
Total current assets	6	203,374	236,152	24,151	(209,900)	253,783
Non-current assets
Property, equipment and leasehold improvements, net	—	26,472	79,514	322	—	106,308
Goodwill	—	154,395	634,811	597	—	789,803
Other intangible assets, net	—	32,000	343,629	6,833	—	382,462
Other receivables, non-current	—	3,256	3,399	—	—	6,655
Investment in subsidiaries	137,414	159,735	—	86	(297,235)	—
Deferred tax asset, non-current	—	65,577	—	—	(65,577)	—
Other assets, non-current	—	30,936	3,667	451	—	35,054
Intercompany balances	—	1,136,505	—	—	(1,136,505)	—
Total non-current assets	137,414	1,608,876	1,065,020	8,289	(1,499,317)	1,320,282
Total assets	$137,420	$1,812,250	$1,301,172	$32,440	$(1,709,217)	$1,574,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$—	$136,109	$162	$3,548	$—	$139,819
Accounts payable and accrued expenses	—	67,736	32,593	1,183	—	101,512
Current portion of long-term debt	—	10,000	—	—	—	10,000
Intercompany balances	—	170,091	32,732	7,077	(209,900)	—
Total current liabilities	—	383,936	65,487	11,808	(209,900)	251,331
Non-current liabilities
Deferred tax liability, non-current	—	—	93,221	—	(65,577)	27,644
Long-term debt, less current portion	—	1,153,579	—	—	—	1,153,579
Other accrued expenses and liabilities	—	3,624	467	—	—	4,091
Intercompany balances	—	—	1,136,505	—	(1,136,505)	—
Total non-current liabilities	—	1,157,203	1,230,193	—	(1,202,082)	1,185,314
Total liabilities	—	1,541,139	1,295,680	11,808	(1,411,982)	1,436,645

Stockholders’ Equity
Common stock	91	—	—	—	—	91
Additional paid-in capital	258,020	80,443	3,670	21,101	(105,214)	258,020
Retained earnings	55,180	190,375	1,797	1,180	(193,352)	55,180
Accumulated other comprehensive income	318	293	25	(1,649)	1,331	318
Treasury stock, at cost	(176,189)	—	—	—	—	(176,189)
Total stockholders’ equity	137,420	271,111	5,492	20,632	(297,235)	137,420
Total liabilities and stockholders’ equity	$137,420	$1,812,250	$1,301,172	$32,440	$(1,709,217)	$1,574,065

	At December 31, 2014
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$68,143	$6,489	$14,463	$—	$89,095
Settlement receivables	—	40,157	—	3,131	—	43,288
Trade receivables, net	—	6,578	31,116	3	—	37,697
Other receivables	—	3,416	16,992	145	—	20,553
Inventory	—	10,595	16,568	—	—	27,163
Prepaid expenses and other assets	—	7,143	2,821	9,024	—	18,988
Deferred tax asset	—	2,743	6,848	—	—	9,591
Intercompany balances	—	18,038	151,179	1,623	(170,840)	—
Total current assets	—	156,813	232,013	28,389	(170,840)	246,375
Non-current assets
Property, equipment and leasehold improvements, net	—	17,864	87,898	323	—	106,085
Goodwill	—	148,278	708,922	713	—	857,913
Other intangible assets, net	—	24,771	402,816	9,198	—	436,785
Other receivables, non-current	—	4,411	4,773	—	—	9,184
Investment in subsidiaries	231,473	147,195	—	86	(378,754)	—
Deferred tax asset, non-current	—	78,229	—	—	(78,229)	—
Other assets, non-current	—	47,508	3,366	69	—	50,943
Intercompany balances	—	1,130,380	—	—	(1,130,380)	—
Total non-current assets	231,473	1,598,636	1,207,775	10,389	(1,587,363)	1,460,910
Total assets	$231,473	$1,755,449	$1,439,788	$38,778	$(1,758,203)	$1,707,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$—	$111,375	$140	$7,642	$—	$119,157
Accounts payable and accrued expenses	—	61,544	41,395	1,729	—	104,668
Current portion of long-term debt	—	10,000	—	—	—	10,000
Intercompany balances	—	152,802	8,159	9,879	(170,840)	—
Total current liabilities	—	335,721	49,694	19,250	(170,840)	233,825
Non-current liabilities
Deferred tax liability, non-current	—	1,072	134,490	—	(78,229)	57,333
Long-term debt, less current portion	—	1,178,787	—	—	—	1,178,787
Other accrued expenses and liabilities	—	5,377	490	—	—	5,867
Intercompany balances	—	—	1,130,380	—	(1,130,380)	—
Total non-current liabilities	—	1,185,236	1,265,360	—	(1,208,609)	1,241,987
Total liabilities	—	1,520,957	1,315,054	19,250	(1,379,449)	1,475,812

Stockholders’ Equity
Common stock	90	—	—	—	—	90
Convertible preferred stock	—	—	—	—	—	—
Additional paid-in capital	245,682	69,654	2,269	21,115	(93,038)	245,682
Retained earnings	160,152	163,269	122,465	(1,006)	(284,728)	160,152
Accumulated other comprehensive income	1,569	1,569	—	(581)	(988)	1,569
Treasury stock, at cost	(176,020)	—	—	—	—	(176,020)
Total stockholders’ equity	231,473	234,492	124,734	19,528	(378,754)	231,473
Total liabilities and stockholders’ equity	$231,473	$1,755,449	$1,439,788	$38,778	$(1,758,203)	$1,707,285

	Year Ended December 31, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net (loss) income	$(104,972)	$27,285	$(120,667)	$2,187	$91,195	$(104,972)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	—	17,477	110,929	2,618	—	131,024
Amortization of financing costs	—	7,109	—	—	—	7,109
Loss/(gain) on sale or disposal of assets	—	75	(2,864)	—	—	(2,789)
Accretion of contract rights	—	—	7,614	—	—	7,614
Provision for bad debts	—	51	10,084	—	—	10,135
Reserve for obsolescence	—	140	1,103	—	—	1,243
Goodwill impairment	—	—	75,008	—	—	75,008
Loss on early extinguishment of debt	—	13,063	—	—	—	13,063
Equity loss (income)	104,972	(13,777)	—	—	(91,195)	—
Stock-based compensation	—	6,883	1,401	—	—	8,284
Other non-cash items	—	—	(149)	—	—	(149)
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	22,455	22	(3,078)	—	19,399
Other changes in operating assets and liabilities	(4)	(3,299)	(36,278)	(801)	—	(40,382)
Net cash (used in) provided by operating activities	(4)	77,462	46,203	926	—	124,587
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(10,857)	—	—	—	(10,857)
Capital expenditures	—	(25,796)	(51,108)	(84)	—	(76,988)
Proceeds from sale of fixed assets	—	102	2,000	—	—	2,102
Repayments under development agreements	—	—	3,104	—	—	3,104
Advances under development and placement agreements	—	—	(2,813)	—	—	(2,813)
Changes in restricted cash and cash equivalents	—	(97)	—	—	—	(97)
Intercompany investing activities	(3,906)	6,593	25	(9)	(2,703)	—
Net cash used in investing activities	(3,906)	(30,055)	(48,792)	(93)	(2,703)	(85,549)
Cash flows from financing activities
Repayments of credit facility	—	(10,000)	—	—	—	(10,000)
Repayments of secured notes	—	(350,000)	—	—	—	(350,000)
Proceeds from issuance of secured notes	—	335,000	—	—	—	335,000
Debt issuance costs	—	(1,221)	—	—	—	(1,221)
Issuance of warrants	2,246	(2,246)	—	—	—	—
Proceeds from exercise of stock options	1,839	—	—	—	—	1,839
Purchase of treasury stock	(169)	—	—	—	—	(169)
Intercompany financing activities	—	(5)	—	(2,698)	2,703	—
Net cash provided by (used in) financing activities	3,916	(28,472)	—	(2,698)	2,703	(24,551)
Effect of exchange rates on cash	—	—	—	(1,552)	—	(1,552)
Cash and cash equivalents
Net increase (decrease) for the period	6	18,935	(2,589)	(3,417)	—	12,935
Balance, beginning of the period	—	68,143	6,489	14,463	—	89,095
Balance, end of the period	$6	87,078	3,900	11,046	—	102,030

	Year Ended December 31, 2014
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income	$12,140	$15,186	$7,438	$4,734	$(27,358)	$12,140
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	—	18,608	3,588	748	—	22,944
Amortization of financing costs	—	2,035	—	—	—	2,035
Loss on sale or disposal of assets	—	54	—	1	—	55
Accretion of contract rights	—	—	301	—	—	301
Provision for bad debts	—	—	8,991	—	—	8,991
Reserve for obsolescence	—	270	—	—	—	270
Other asset impairment	—	3,129	—	—	—	3,129
Loss on early extinguishment of debt	—	2,523	202	—	—	2,725
Equity income	(12,140)	(15,218)	—	—	27,358	—
Stock-based compensation	—	8,849	27	—	—	8,876
Other non-cash items	—	(2)	(17)	—	—	(19)
Changes in operating assets and liabilities:	—	—	—	—	—	—
Net settlement receivables and liabilities	—	(31,414)	141	594	—	(30,679)
Other changes in operating assets and liabilities	(47)	34,504	(20,047)	(20,647)	—	(6,237)
Net cash (used in) provided by operating activities	(47)	38,524	624	(14,570)	—	24,531
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(11,845)	(1,056,155)	—	—	(1,068,000)
Capital expenditures	—	(5,886)	(3,464)	(9,092)	—	(18,442)
Proceeds from sale of fixed assets	—	421	—	—	—	421
Repayments under development agreements	—	—	276	—	—	276
Changes in restricted cash and cash equivalents	—	(102)	—	—	—	(102)
Intercompany investing activities	6,889	(1,085,709)	—	(1,425)	1,080,245	—
Net cash provided by (used in) investing activities	6,889	(1,103,121)	(1,059,343)	(10,517)	1,080,245	(1,085,847)
Cash flows from financing activities
Repayments of prior credit facility	—	(103,000)	—	—	—	(103,000)
Proceeds from securing credit facility	—	500,000	—	—	—	500,000
Proceeds from issuance of secured notes	—	350,000	—	—	—	350,000
Proceeds from issuance of unsecured notes	—	350,000	—	—	—	350,000
Debt issuance costs	—	(52,735)	—	—	—	(52,735)
Proceeds from exercise of stock options	5,338	—	—	—	—	5,338
Purchase of treasury stock	(12,180)	—	—	—	—	(12,180)
Intercompany financing activities	—	(12,098)	1,063,059	29,284	(1,080,245)	—
Net cash (used in) provided by financing activities	(6,842)	1,032,167	1,063,059	29,284	(1,080,245)	1,037,423
Effect of exchange rates on cash	—	—	—	(1,266)	—	(1,266)
Cash and cash equivalents
Net (decrease) increase for the period	—	(32,430)	4,340	2,931	—	(25,159)
Balance, beginning of the period	—	100,573	2,149	11,532	—	114,254
Balance, end of the period	$—	$68,143	$6,489	$14,463	$—	$89,095

	Year Ended December 31, 2013
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income	$24,398	$24,398	$11,002	$2,594	$(37,994)	$24,398
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	—	16,403	1	534	—	16,938
Amortization of financing costs	—	1,793	—	—	—	1,793
Loss (gain) on sale or disposal of assets	—	180	—	(2)	—	178
Provision for bad debts	—	—	7,874	—	—	7,874
Reserve for obsolescence	—	150	—	—	—	150
Equity income	(24,398)	(13,596)	—	—	37,994	—
Stock-based compensation	—	5,078	—	—	—	5,078
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	(44,264)	—	(1,729)	—	(45,993)
Other changes in operating assets and liabilities	19	13,241	(18,880)	(462)	—	(6,082)
Net cash provided by (used in) operating activities	19	3,383	(3)	935	—	4,334
Cash flows from investing activities
Capital expenditures	—	(13,450)	(330)	(206)	—	(13,986)
Proceeds from sale of fixed assets	—	86	—	—	—	86
Changes in restricted cash and cash equivalents	—	(90)	—	—	—	(90)
Intercompany investing activities	9,900	(4,676)	—	—	(5,224)	—
Net cash provided by (used in) investing activities	9,900	(18,130)	(330)	(206)	(5,224)	(13,990)
Cash flows from financing activities
Repayments of prior credit facility	—	(18,500)	—	—	—	(18,500)
Debt issuance costs	—	(764)	—	—	—	(764)
Proceeds from exercise of stock options	8,431	—	—	—	—	8,431
Purchase of treasury stock	(18,350)	—	—	—	—	(18,350)
Intercompany financing activities	—	(7,056)	2,000	(168)	5,224	—
Net cash (used in) provided by financing activities	(9,919)	(26,320)	2,000	(168)	5,224	(29,183)
Effect of exchange rates on cash	—	—	—	73	—	73
Cash and cash equivalents
Net (decrease) increase for the period	—	(41,067)	1,667	634	—	(38,766)
Balance, beginning of the period	—	141,640	482	10,898	—	153,020
Balance, end of the period	$—	$100,573	$2,149	$11,532	$—	$114,254

22. SUBSEQUENT EVENTS

As of the date of the filing of our Annual Report on Form 10-K, we had not identified, and were not aware of, any material subsequent events that occurred for the year ended December 31, 2015.

Item 9.  Changes in and Disagreements with Accountants.

None.

Item 9A.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2015 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Interim Chief Executive Officer and Chief Financial Officer, which are required pursuant to Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning management’s assessment of our internal control over financial reporting and the controls evaluation referenced in the certifications. The report of BDO USA, LLP, our independent registered public accounting firm, is also included below. BDO USA, LLP’s report addresses their audit of our internal control over financial reporting. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications and the report of BDO USA, LLP for a more complete understanding of the matters presented.

Management’s Report of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a‑15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. BDO USA, LLP has audited our internal control over financial reporting as of December 31, 2015 as stated in their attestation report which is included herein.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2015

No change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Everi Holdings Inc.

Las Vegas, Nevada

We have audited Everi Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Everi Holdings Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Everi Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Everi Holdings Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for the year then ended and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Las Vegas, NV

March 15, 2016

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding our directors, executive officers and corporate governance, including information about our Audit and Nominating and Corporate Governance Committees, is set forth in our Definitive Proxy Statement in connection with the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”), which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2015, under the captions “Proposal 1—Election of Class II Directors,” “Executive Officers” and “Board and Corporate Governance Matters” is incorporated herein by reference.

The information required by Item 405 of Regulation S-K set forth in our 2016 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted a Code of Business Conduct, Standards and Ethics that is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The Code of Business Conduct, Standards and Ethics is available on our website at www.everi.com. To the extent required by law, any amendments to, or waivers from, any provision of the Code of Business Conduct, Standards and Ethics will be promptly disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

Item 11.  Executive Compensation.

The information set forth in our 2016 Proxy Statement under the captions “Executive Compensation,” “—Director Compensation” and “Compensation Committee Report” is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth in our 2016 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information set forth in our 2016 Proxy Statement under the captions “Transactions with Related Persons” and “—Director Independence” is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information set forth in our 2016 Proxy Statement under the caption “—Audit and Non‑Audit Fees” is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)The following documents are filed as part of this Annual Report on Form 10‑K:

1.Financial Statements

2.Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.See Item 15(b)

(b)Exhibits:

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger, dated as of September 8, 2014, by and among Everi Holdings Inc. (formerly known as Global Cash Access Holdings, Inc.) (“Holdings”), Movie Merger Sub, Inc. and Everi Games Holding Inc. (formerly known as Multimedia Games Holding Company, Inc.) (“Everi Games”) (incorporated by reference to Exhibit 2.1 of Holdings’ Current Report on Form 8-K filed with the SEC on September 8, 2014).

3.1

Amended and Restated Certificate of Incorporation of Holdings (incorporated by reference to Exhibit 3.1 of Holdings’ Registration Statement on Form S-1 (Registration No. 333-123514) filed with the SEC on May 26, 2005).

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Holdings (incorporated by reference to Exhibit 3.1 of Holdings’ Current Report on Form 8-K filed with the SEC on April 30, 2009).

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Holdings  (incorporated by reference to Exhibit 3.1 of Holdings’ Current Report on Form 8-K filed with the SEC on August 14, 2015)

3.4

Second Amended and Restated Bylaws of Holdings (effective as of August 24, 2015) (incorporated by reference to Exhibit 3.2 of Holdings’ Current Report on Form 8-K filed with the SEC on August 14, 2015).

4.1

Indenture governing 7.75% Senior Secured Notes due 2021, dated as of December 19, 2014, between Everi Payments Inc. (formerly known as Global Cash Access, Inc.) (“Everi Payments”), as issuer, and Deutsche Bank Trust Company Americas, as collateral agent and trustee, related to the (incorporated by reference to Exhibit 4.1 of Holdings’ Current Report on Form 8-K filed with the SEC on December 22, 2014).

4.2

Supplemental Indenture, dated as of December 19, 2014, among Everi Payments, as issuer, Holdings, as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent and trustee, related to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.2 of Holdings’ Current Report on Form 8-K filed with the SEC on December 22, 2014).

4.3

Indenture governing 10.0% Senior Unsecured Notes Due 2022, dated as of December 19, 2009, between Everi Payments and Deutsche Bank Trust Company Americas, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Holdings’ Current Report on Form 8-K filed with the SEC on December 22, 2014).

4.4

Supplemental Indenture, dated as of December 19, 2014, among Everi Payments, as issuer, Holdings, as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, related to the 7.75% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.2 to Holdings’ Current Report on Form 8-K filed with the SEC on December 22, 2014).

4.5

Second Supplemental Indenture, dated as of August 4, 2015, among Everi Payments, as issuer, Holdings, as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, related to the 7.75% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 10.5 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015).

4.6

Registration Rights Agreement, dated as of December 19, 2014, among Movie Escrow, Inc. (and, by a joinder agreement, Everi Payments, Holdings, as a guarantor and the subsidiary guarantors party thereto) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers listed therein, related to the 10.00% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.5 of Holdings’ Current Report on Form 8-K filed with the SEC on December 22, 2014).

4.7

Warrant, dated as of April 15, 2015, issued by Holdings to CPPIB Credit Investments III Inc. (incorporated by reference to Exhibit 4.1 to Holdings’ Current Report on Form 8-K filed with the SEC on April 15, 2015).

10.1

Purchase Agreement, dated as of December 17, 2014, among Movie Escrow, Inc. (a former wholly owned subsidiary of Everi Payments), as issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers listed therein (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on December 22, 2014).

10.2

Security Agreement, dated as of December 19, 2014, among Everi Payments, as issuer, Holdings, as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent, related to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 10.2 of Holdings’ Current Report on Form 8-K filed with the SEC on December 22, 2014).

10.3

Credit Agreement, dated as of December 19, 2014, among Everi Payments, Holdings, Bank of America, N.A. as administrative agent, collateral agent, swing line lender and letter of credit issuer; Deutsche Bank Securities Inc., as syndication agent; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities, Inc., as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.3 of Holdings’ Current Report on Form 8-K filed with the SEC on December 22, 2014).

10.4

Security Agreement, dated December 19, 2014, among Everi Payments, Holdings, as a guarantor, the subsidiary guarantors party thereto, and Bank of America, N.A., as collateral agent, related to the Credit Agreement (incorporated by reference to Exhibit 10.4 of Holdings’ Current Report on Form 8-K filed with the SEC on December 22, 2014).

10.5

Guaranty, dated December 19, 2014, by Holdings, as a guarantor, and the subsidiary guarantors party thereto, in favor of the lenders party from time to time to the Credit Agreement and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 of Holdings’ Current Report on Form 8-K filed with the SEC on December 22, 2014).

10.6

Note Purchase Agreement, dated as of April 15, 2015, among Everi Payments, as issuer, Holdings, as parent, CPPIB Credit Investments III Inc., as purchaser, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.1 to Holdings’ Current Report on Form 8-K filed with the SEC on April 15, 2015).

10.7

Security Agreement, dated as of April 15, 2015, among Everi Payments, as issuer, Holdings, as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent, related to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 10.2 to Holdings’ Current Report on Form 8-K filed with the SEC on April 15, 2015).

10.8

Guaranty, dated as of April 15, 2015, among Holdings, as a guarantor, and the subsidiary guarantors party thereto in favor of Deutsche Bank Trust Company Americas, as collateral agent, related to the 7.75% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 10.3 to Holdings’ Current Report on Form 8-K filed with the SEC on April 15, 2015).

10.9

Patent Purchase and License Agreement, dated as of March 22, 2005, by and between Everi Payments and USA Payments, Inc. (incorporated by reference to Exhibit 10.28 of Holdings’ Registration Statement on Form S-1 (Registration No. 333-123514) filed with the SEC on March 22, 2005).

+*10.10	Agreement for Processing Services, effective as of August 20, 2013, by and between Columbus Data Services, LLC and Everi Payments.

*10.11	Contract Cash Solutions Agreement, dated November 12, 2010, between Everi Payments and Wells Fargo Bank, N.A.
10.12

Second Amendment to Contract Cash Solutions Agreement, dated June 4, 2012, between Everi Payments and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on June 7, 2012).

10.13

Third Amendment to Contract Cash Solutions Agreement, dated November 4, 2013, between Everi Payments and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Holdings’ Quarterly Report on Form 10-Q filed with the SEC on November 5, 2013).

10.14

Fourth Amendment to Contract Cash Solutions Agreement, dated January 29, 2015, between Everi Payments and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on July 1, 2015).

+10.15

Sponsorship Agreement, dated February 11, 2011, between Everi Payments and American State Bank (incorporated by reference to Exhibit 10.54 of Holdings’ Annual Report on Form 10-K filed with the SEC on March 14, 2011).

†10.16	Holdings 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K of Everi Payments filed with the SEC on March 10, 2005).
†10.17

Form of Stock Option Award for Performance Price Vesting under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.18

Form of Stock Option Award for Cliff Vesting under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.19

Form of Stock Option Award for Non-Employee Directors under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.20

Form of Stock Option Award for Executives under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.21

Form of Stock Option Award for Employees under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.22	Holdings 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).
†10.23	Form of Stock Option Agreement under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).
†10.24

Form of Stock Option Award for Non-Employee Directors under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.25

Form of Stock Option Award for Executives (Single Trigger Acceleration) under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.26

Form of Stock Option Award for Employees under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.27	Everi Games 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Holdings’ Current Report on Form 8-K filed with the SEC on March 16, 2015).
†10.28	Amendment to the Everi Games 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to Holdings’ Current Report on Form 8-K filed with the SEC on March 16, 2015).
†10.29

Form of Indemnification Agreement between Holdings and each of its executive officers and directors (incorporated by reference to Exhibit 10.27 to Holdings’ Registration Statement on Form S-1 (Registration No. 333-123514) filed with the SEC on March 22, 2005).

†10.30	Employment Agreement with Ram V. Chary (effective January 27, 2014) (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on January 28, 2014).
†10.31

Amendment No.1 to Employment Agreement with Ram V. Chary (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.4 of Holdings’ Current Report on Form 8-K filed with the SEC on August 5, 2014).

†10.32	Form of Stock Option Agreement for Ram V. Chary (incorporated by reference to Exhibit 10.2 of Holdings’ Current Report on Form 8-K filed with the SEC on January 28, 2014).
†10.33	Form of Indemnification Agreement for Ram V. Chary (incorporated by reference to Exhibit 10.3of Holdings’ Current Report on Form 8-K filed with the SEC on January 28, 2014).
†10.34	Employment Agreement with Randy L. Taylor (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on August 5, 2014).
†10.35	Employment Agreement with Juliet A. Lim (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.34 of Holdings’ Annual Report on Form 10-K filed with the SEC on March 16, 2015).
†10.36	Employment Agreement with David Lucchese (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.2 of Holdings’ Current Report on Form 8-K filed with the SEC on August 5, 2014).
†10.37	Employment Agreement with Edward A. Peters (effective January 15, 2015) (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on January 22, 2015).
†10.38	Employment Agreement with Michael Rumbolz (effective February 13, 2016) (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on March 2, 2016).
†10.39

Notice of Grant of Stock Option with Michael Rumbolz, dated February 13, 2016 (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on February 16, 2016).

†10.40

Form of Notice of Stock Option Award and Stock Option Award Agreement for Michael Rumbolz (effective August 30, 2010) (incorporated by reference to Exhibit 10.3 of Holdings’ Current Report on Form 8-K filed with the SEC on September 2, 2010).

16.1

Letter to Securities and Exchange Commission from Deloitte & Touche LLP, dated March 20, 2015 (incorporated by reference to Exhibit 16.1 to Holdings’ Current Report on Form 8-K filed with the SEC on March 23, 2015).

*21.1	Subsidiaries of Holdings.
*23.1	Consent of BDO USA, LLP.
*23.2	Consent of Deloitte & Touche LLP.

*24.1	Power of Attorney (see the signature page).
*31.1

Certification of Chief Executive Officer of Holdings in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2

Certification of Chief Financial Officer of Holdings in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of the Chief Executive Officer and Chief Financial Officer of Holdings in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

† Management contracts or compensatory plans or arrangements.

+ Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The confidential information has been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERI HOLDINGS INC.

By:	/s/ RANDY L. TAYLOR
Randy L. Taylor Chief Financial Officer (Principal Financial Officer)

Dated: March 15, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael D. Rumbolz, Randy L. Taylor, and Todd A. Valli and each of them, his attorneys‑in‑fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL D. RUMBOLZ Michael D. Rumbolz	Interim President and Chief Executive Officer (Interim Principal Executive Officer) and Director	March 15, 2016

/s/ RANDY L. TAYLOR Randy L. Taylor	Chief Financial Officer (Principal Financial Officer)	March 15, 2016

/s/ TODD A. VALLI Todd A. Valli	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2016

/s/ RONALD V. CONGEMI Ronald V. Congemi	Director	March 15, 2016

/s/ E. MILES KILBURN E. Miles Kilburn	Director	March 15, 2016

/s/ GEOFFREY P. JUDGE Geoffrey P. Judge	Director	March 15, 2016

/s/ FRED C. ENLOW Fred C. Enlow	Director	March 15, 2016

/s/ EILEEN F. RANEY Eileen F. Raney	Director	March 15, 2016