Form 10-Q
period 2016-03-31
Everi Holdings Inc.
filed 2016-05-10
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 2, 2016, there were 66,039,338 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE LOSS

(In thousands, except (loss) earnings per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues
Games	$48,178	$55,045
Payments	157,591	152,428
Total revenues	205,769	207,473
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	8,436	12,077
Payments cost of revenue (exclusive of depreciation and amortization)	122,657	114,946
Operating expenses	30,005	15,841
Research and development	5,368	5,436
Depreciation	12,335	10,377
Amortization	23,183	20,655
Total costs and expenses	201,984	179,332
Operating income	3,785	28,141
Other expenses
Interest expense, net of interest income	24,992	25,655
Total other expenses	24,992	25,655
(Loss) income from operations before tax	(21,207)	2,486
Income tax (benefit) provision	(8,056)	2,017
Net (loss) income	(13,151)	469
Foreign currency translation	(485)	(873)
Comprehensive loss	$(13,636)	$(404)
(Loss) earnings per share
Basic	$(0.20)	$0.01
Diluted	$(0.20)	$0.01
Weighted average common shares outstanding
Basic	66,034	65,623
Diluted	66,034	66,492

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	At March 31,	At December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$99,334	$102,030
Settlement receivables	28,321	44,933
Trade receivables, net of allowances for doubtful accounts of $3.8 million and $3.9 million at March 31, 2016 and December 31, 2015, respectively	45,449	52,382
Other receivables	4,682	4,928
Inventory	29,100	28,738
Prepaid expenses and other assets	20,115	20,772
Total current assets	227,001	253,783
Non-current assets
Property, equipment and leased assets, net	107,485	106,308
Goodwill	789,845	789,803
Other intangible assets, net	375,851	382,462
Other receivables, non-current	5,718	6,655
Other assets, non-current	10,016	11,374
Total non-current assets	1,288,915	1,296,602
Total assets	$1,515,916	$1,550,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$110,361	$139,819
Accounts payable and accrued expenses	118,440	101,512
Current portion of long-term debt	10,000	10,000
Total current liabilities	238,801	251,331
Non-current liabilities
Deferred tax liability, non-current	19,300	27,644
Long-term debt, less current portion	1,128,930	1,129,899
Other accrued expenses and liabilities	3,601	4,091
Total non-current liabilities	1,151,831	1,161,634
Total liabilities	1,390,632	1,412,965

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $0.001 par value, 500,000 shares authorized and 90,888 and 90,877 shares issued at March 31, 2016 and December 31, 2015, respectively	91	91
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	259,081	258,020
Retained earnings	42,029	55,180
Accumulated other comprehensive income	281	318
Treasury stock, at cost, 24,851 and 24,849 shares at March 31, 2016 and December 31, 2015, respectively	(176,198)	(176,189)
Total stockholders’ equity	125,284	137,420
Total liabilities and stockholders’ equity	$1,515,916	$1,550,385

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net (loss) income	$(13,151)	$469
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	35,518	31,032
Amortization of financing costs	1,672	2,072
Loss on sale or disposal of assets	611	2
Accretion of contract rights	2,097	2,104
Provision for bad debts	2,444	2,266
Reserve for obsolescence	119	73
Stock-based compensation	1,061	1,793
Other non-cash items	(38)	231
Changes in operating assets and liabilities:
Trade and other receivables	5,749	(4,716)
Settlement receivables	16,634	13,208
Inventory	(497)	4,082
Prepaid and other assets	2,047	(547)
Deferred income taxes	(8,343)	1,769
Settlement liabilities	(29,603)	22,765
Accounts payable and accrued expenses	8,384	9,213

Net cash provided by operating activities	24,704	85,816

Cash flows from investing activities
Capital expenditures	(23,613)	(12,616)
Proceeds from sale of fixed assets	10	1
Advances under development agreements	(1,000)	(1,255)
Repayments under development agreements	—	1,217
Changes in restricted cash and cash equivalents	44	59

Net cash used in investing activities	(24,559)	(12,594)

Cash flows from financing activities
Repayments of credit facility	(2,500)	(17,500)
Debt issuance costs	(480)	(252)
Proceeds from exercise of stock options	—	1,048
Purchase of treasury stock	(9)	(20)

Net cash used in financing activities	(2,989)	(16,724)

Effect of exchange rates on cash	148	(580)

Cash and cash equivalents
Net (decrease) increase for the period	(2,696)	55,918
Balance, beginning of the period	102,030	89,095
Balance, end of the period	$99,334	$145,013

Supplemental cash disclosures
Cash paid for interest	$8,846	$13,162
Cash paid for income tax, net	$273	$712

Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$12,424	$1,173
Transfer of leased gaming equipment to inventory	$1,039	$1,395

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS

Everi Holdings Inc. (formerly known as Global Cash Access Holdings, Inc.) (“Everi Holdings”, “Holdings” or “Everi”) is a holding company, the assets of which are the issued and outstanding shares of capital stock of each of Everi Games Holding Inc. (formerly known as Multimedia Games Holding Company, Inc.) (“Everi Games Holding”), which owns all of the issued and outstanding shares of capital stock of Everi Games Inc. (formerly known as Multimedia Games, Inc.) (“Everi Games” or “Games”) and Everi Payments Inc. (formerly known as Global Cash Access, Inc.) (“Everi Payments” or “Payments”). Unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” refer to Holdings together with its consolidated subsidiaries.

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

2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the full fiscal year.  The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

There have been no changes to our basis of presentation and significant accounting policies since the most recent filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015

Advertising, Marketing and Promotional Costs

We expense advertising, marketing and promotional costs as incurred. Total advertising, marketing and promotional costs, included in operating expenses in the Condensed Consolidated Statements of (Loss) Income and Comprehensive Loss, were $0.2 million and $0.3 million, for the three months ended March 31, 2016 and 2015, respectively.

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

	Level of		Outstanding
March 31, 2016	Hierarchy	Fair Value	Balance
Term loan	1	$455,813	$487,500
Senior secured notes	3	$313,225	$335,000
Senior unsecured notes	1	$301,000	$350,000

December 31, 2015
Term loan	1	$445,900	$490,000
Senior secured notes	3	$314,900	$335,000
Senior unsecured notes	1	$297,500	$350,000

The senior secured notes were fair valued using a Level 3 input as there was no market activity or observable inputs as of March 31, 2016. The fair value of the senior secured notes was derived using the same rate as the term loan given that both were treated similarly.

Reclassification of Prior Year Balances

Reclassifications were made to the prior-period financial statements to conform to the current period presentation.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In April 2015, the FASB issued ASU No. 2015-03, which provides guidance to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The pronouncement is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years, and early adoption is permitted for financial statements that have not been previously issued. This guidance was further clarified in ASU No. 2015-15, which addressed the treatment of debt issuance costs related to line-of credit arrangements. It noted that as ASU No. 2015-03 did not provide guidance on debt issuance costs related to line-of credit arrangements, the SEC would not object to an entity deferring and presenting these specific debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted the guidance in ASU Nos. 2015-03 and 2015-15 retrospectively to reclassify all debt issuance costs not associated with line-of-credit arrangements from other assets, non-current to contra-liabilities to long-term debt on our Consolidated Balance Sheets and related notes during the current period.

In January 2015, the FASB issued ASU No. 2015-01, which eliminates the requirement that an entity separately classify, present and disclose extraordinary events and transactions. The pronouncement is effective for annual periods ending after December 15, 2015. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted this guidance during the current period but as we do not have any extraordinary items, there was no impact to our financial statements.

In June 2014, the FASB issued ASU No. 2014-12, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We implemented this guidance during the current period but this guidance did not have any impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In March 2016, the FASB issued ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and early adoption is permitted. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to the Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which provides guidance on the accounting treatment of leases.  The ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to the Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, which provides guidance on the measurement of inventory value.  The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments do not apply to inventory that is measured using LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. The pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to the Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” and supersedes ASC Topic 605, “Revenue Recognition”. The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. The guidance in ASU 2014-09 was further updated by ASU 2016-08 in March 2016, which provides clarification on the implementation of the principal vs agent considerations in ASU 2014-09.  In April 2016, the FASB issued ASU 2016-10, which provides clarification on the implementation of performance obligations and licensing in ASU 2014-09.  This guidance was originally effective for interim and annual reporting periods beginning after December 15, 2016; however, in August 2015, the FASB issued ASU No. 2015-14, which extended the effective date to interim and annual periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within our Notes to the Consolidated Financial Statements.

3. BUSINESS COMBINATIONS

We account for business combinations in accordance with ASC 805, which requires that the identifiable assets acquired and liabilities assumed be recorded at their estimated fair values on the acquisition date separately from goodwill, which is the excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities. We include the results of operations of an acquired business as of the acquisition date. We had no material acquisitions for the three months ended March 31, 2016 and 2015.

4. ATM FUNDING AGREEMENTS

Contract Cash Solutions Agreement

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Condensed Consolidated Statements of (Loss) Income and Comprehensive Loss, were $0.8 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively. We are exposed to interest rate risk to the extent that the applicable London Interbank Offered Rate (“LIBOR”) increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Condensed Consolidated Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $291.0 million and $364.5 million as of March 31, 2016 and December 31, 2015, respectively.

In June 2015, we amended the Contract Cash Solutions Agreement to decrease the maximum amount of cash to be provided to us from $500.0 million to $425.0 million and to extend the term of the agreement from November 30, 2015 to June 30, 2018.

We are responsible for any losses of cash in the ATMs under this agreement and we self‑insure for this risk. We incurred no material losses related to this self‑insurance for the three months ended March 31, 2016 and 2015.

Site-Funded ATMs

We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within “Settlement liabilities” in the accompanying Condensed Consolidated Balance Sheets and $63.4 million and $84.9 million as of March 31, 2016 and December 31, 2015, respectively.

5. TRADE RECEIVABLES

Trade receivables represent short-term credit granted to customers for which collateral is generally not required. The balance of trade receivables consists of outstanding balances owed to us by gaming establishments and casino patrons. The balance of trade receivables consisted of the following (in thousands):

.	At March 31,	At December 31,
	2016	2015

Trade receivables, net
Games trade receivables	$36,148	$38,064
Payments trade receivables	9,301	14,318
Total trade receivables, net	$45,449	$52,382

The allowance for doubtful accounts for trade receivables includes reserves related to check warranty receivables as well as a general allowance for non-warranty receivables. On a monthly basis, we evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the expected losses on our receivables. The expense associated with check warranty receivables is included within Payments cost of revenues (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of (Loss) Income and Comprehensive Loss. The expense associated with non-warranty receivables is included within operating expenses in the Condensed Consolidated Statements of (Loss) Income and Comprehensive Loss. The outstanding balance of the check warranty and non-warranty reserves was $2.8 and $3.0 million and $1.0 and $0.9 as of March 31, 2016 and December 31, 2015, respectively.

6. OTHER RECEIVABLES

Other receivables include the balance of notes and loans receivable on our games and fully integrated kiosk products, development agreements, which are generated from reimbursable amounts advanced to tribal customers generally used by the customer to build, expand or renovate its facility as well as an agreement with Bee Caves Games, Inc. (“Bee Caves Games”) in July 2014, under which the Company agreed to make a loan pursuant to a secured promissory note in the amount of $4.5 million. In association with the promissory note, the Company received warrants to purchase the common stock of Bee Caves Games and recorded a discount to the note for the fair value of the warrants received. The warrants are included in the balance of other assets, non-current. The note, which bears interest at 7%, requires interest only payments for the first 24 months followed by repayments of principal and interest in 48 equal monthly installments.

Other receivables also include income taxes receivable and other miscellaneous receivables. The balance of other receivables consisted of the following (in thousands):

	At March 31,	At December 31,
	2016	2015
Other receivables
Notes and loans receivable, net of discount of $660 and $699, respectively	$8,932	$9,930
Federal and state income tax receivable	421	421
Other	1,047	1,232
Total other receivables	10,400	11,583
Less: Notes and loans receivable, non-current	5,718	6,655
Total other receivables, current portion	$4,682	$4,928

7. PREPAID AND OTHER ASSETS

Prepaid and other assets include the balance of prepaid expenses, deposits, debt issuance costs, restricted cash and other assets. The short-term portion of these assets is included in prepaid and other assets and the long-term portion is included in other assets, non-current.

We reclassified $23.7 million of debt issuance costs related to our outstanding debt from other assets, non-current to contra-liabilities included in long-term debt as of December 31, 2015 in connection with our retrospective adoption of ASU No. 2015-03. The remaining debt issuance costs included in other assets, non-current relate to our line-of-credit arrangements and were not reclassified consistent with our adoption of ASU No. 2015-15.

The balance of prepaid and other assets consisted of the following (in thousands):

	At March 31,	At December 31,
	2016	2015

Prepaid expenses and other assets
Prepaid expenses	$7,637	$8,255
Deposits	8,784	8,946
Other	3,694	3,571
Total prepaid expenses and other assets	$20,115	$20,772

The balance of other assets, non-current consisted of the following (in thousands):

	At March 31,	At December 31,
	2016	2015
Other assets, non-current
Debt issuance costs	$862	$919
Prepaid expenses and deposits, non-current	3,891	4,521
Other	5,263	5,934
Total other assets, non-current	$10,016	$11,374

8. INVENTORY

Our inventory primarily consists of component parts as well as finished goods and work-in-progress. The cost of inventory includes cost of materials, labor, overhead and freight. The inventory is stated at the lower of cost or market and accounted for using the FIFO method.

Inventory consisted of the following (in thousands):

	At March 31,	At December 31,
	2016	2015
Inventory
Raw materials and component parts, net of reserves of $900 and $912, respectively	$22,050	$23,663
Work in progress	1,892	1,495
Finished goods	5,158	3,580
Total inventory	$29,100	$28,738

9. PROPERTY, EQUIPMENT AND LEASED ASSETS

Property, equipment and leased assets consist of the following (in thousands):

				At March 31, 2016			At December 31, 2015
	Useful Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Property, equipment and leased assets
Rental pool - deployed	2	-	4	$100,342	$36,859	$63,483	$91,743	$29,993	$61,750
Rental pool - undeployed	2	-	4	11,877	4,024	7,853	11,950	3,361	8,589
ATM equipment		5		17,129	9,873	7,256	20,601	12,885	7,716
Leasehold and building improvements	Lease Term			8,679	2,400	6,279	7,564	2,038	5,526
Cash advance equipment		3		7,581	3,080	4,501	7,662	2,711	4,951
Machinery, office and other equipment	2	-	5	34,592	16,479	18,113	32,313	14,537	17,776
Total				$180,200	$72,715	$107,485	$171,833	$65,525	$106,308

Depreciation expense related to other property, equipment and leased assets totaled approximately $12.3 million and $10.4 million for the three months ended March 31, 2016 and 2015, respectively. Our property, equipment and leased assets were not impaired for the three months ended March 31, 2016 and 2015.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was $789.8 million at March 31, 2016 and December 31, 2015, respectively.

In accordance with ASC 350, we test goodwill at the reporting unit level, which in certain cases may be a component of an operating segment, for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The estimate of fair value requires significant judgment. We based our fair value estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain, including estimates of future growth rates, operating margins and assumptions about the overall economic climate as well as the competitive environment for our reporting units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated growth rates are not correct, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing, or earlier, if an indicator of an impairment is present prior to our next annual evaluation.

We did not identify any goodwill impairment for the three months ended March 31, 2016 and 2015.

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

				At March 31, 2016			At December 31, 2015
	Useful Life				Accumulated	Net Book		Accumulated	Net Book
	(years)			Cost	Amortization	Value	Cost	Amortization	Value
Other intangible assets
Contract rights under development and placement fee agreements	1	-	7	$27,640	$9,709	$17,931	$16,453	$7,612	$8,841
Customer contracts	7	-	14	50,177	36,152	14,025	50,177	34,755	15,422
Customer relationships	8	-	12	231,100	26,964	204,136	231,100	21,723	209,377
Developed technology and software	1	-	6	204,927	78,957	125,970	197,658	63,591	134,067
Patents, trademarks and other	1	-	17	28,458	14,669	13,789	28,240	13,485	14,755
Total				$542,302	$166,451	$375,851	$523,628	$141,166	$382,462

Amortization expense related to other intangible assets totaled approximately $23.2 million and $20.7 million for the three months ended March 31, 2016 and 2015, respectively. We capitalized and placed into service $5.7 million and $1.0 million of software development costs for the three months ended March 31, 2016 and 2015, respectively.

On a quarterly basis, we evaluate our other intangible assets for potential impairment as part of our quarterly review process. No impairment was identified for our other intangible assets during our assessment for the three months ended March 31, 2016 and 2015.

We enter into development and placement fee agreements to provide financing for new gaming facilities or for the expansion or improvement of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to us, while funding under placement fee agreements is not reimbursed. In return for the fees under these agreements, each facility dedicates a percentage of its floor space, or an agreed upon unit count, for the placement of our electronic gaming machines (“EGMs”) over the term of the agreement, generally 12 to 83 months and we receive a fixed percentage or flat fee of those machines’ hold per day. Certain of the agreements contain EGM performance standards that could allow the respective facility to reduce a portion of our guaranteed floor space.

In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The development agreements typically provide for a portion of the amounts retained by each facility for its share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable, which are included as part of other receivables current and non-current in the Condensed Consolidated Balance Sheets. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the facility. In the past we have, and in the future, we may, by mutual agreement, amend these agreements to reduce our floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

We paid approximately $1.0 million and $1.2 million to extend the term of placement fee agreements with a customer for certain of its locations for the three months ended March 31, 2016 and 2015, respectively.

11.ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents our accounts payable and accrued expenses (in thousands):

	At March 31,	At December 31,
	2016	2015
Accounts payable and accrued expenses
Trade accounts payable	$71,823	$67,139
Accrued interest	15,212	73
Payroll and related expenses	7,007	8,565
Deferred and unearned revenues	8,844	10,836
Cash access processing and related expenses	4,367	4,662
Accrued taxes	1,835	1,654
Other	9,352	8,583
Total accounts payable and accrued expenses	$118,440	$101,512

12. LONG-TERM DEBT

The following table summarizes our outstanding indebtedness (in thousands):

	At March 31,	At December 31,
	2016	2015
Long-term debt
Senior secured term loan	$487,500	$490,000
Senior secured notes	335,000	335,000
Senior unsecured notes	350,000	350,000
Total debt	1,172,500	1,175,000
Less: debt issuance costs and warrant discount	(33,570)	(35,101)
Total debt after debt issuance costs and discount	1,138,930	1,139,899
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion	$1,128,930	$1,129,899

We reclassified $23.7 million of debt issuance costs related to our outstanding debt from other assets, non-current to contra-liabilities included in long-term debt as of December 31, 2015 in connection with our retrospective adoption of ASU No. 2015-03. The remaining debt issuance costs included in other assets, non-current relates to our line-of-credit arrangements and were not reclassified consistent with our adoption of ASU No. 2015-15.

Credit Facilities

In December 2014, Everi Payments, as borrower, and Holdings entered into a credit facility with Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer; Deutsche Bank Securities Inc., as syndication agent; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities, Inc. as joint lead arrangers and joint book managers (the “Credit Agreement”). The Credit Agreement consists of the $500.0 million, six-year senior secured term loan facility that matures in 2020 (the “Term Loan”) and the $50.0 million, five-year senior secured revolving credit facility that matures in 2019 (the “Revolving Credit Facility,” and together with the Term Loan, the “Credit Facilities”). The fees associated with the Credit Facilities included discounts of approximately $7.5 million and debt issuance costs of approximately $13.9 million. All borrowings under the Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default and compliance with representations and warranties.

We are required to repay the Term Loan in an amount equal to 0.50% per quarter of the initial aggregate principal with the final principal repayment installment on the maturity date.  Interest is due in arrears each March, June, September and December and at the maturity date; however, interest may be remitted within one to three months of such dates.

The Term Loan had an applicable interest rate of 6.25% as of March 31, 2016 and December 31, 2015.

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

Subject to certain exceptions, the obligations under the Credit Facilities are secured by substantially all of the present and after acquired assets of each of Everi Payments, Holdings and the subsidiary guarantors (the “Collateral”) including: (a) a perfected first priority pledge of all the capital stock of Everi Payments and each domestic direct, wholly owned material restricted subsidiary held by Holdings, Everi Payments or any such subsidiary guarantor; and (b) a perfected first priority security interest in substantially all other tangible and intangible assets of Holdings, Everi Payments, and such subsidiary guarantors (including, but not limited to, accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing). Subject to certain exceptions, the Credit Facilities are unconditionally guaranteed by Holdings and such subsidiary guarantors and Everi Games Holding and its material domestic subsidiaries.

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

Events of default under the Credit Agreement include customary events such as a cross-default provision with respect to other material debt (which includes Everi Payments’ 7.25% Senior Secured Notes due 2021 and 10.00% Senior Unsecured Notes due 2022). In addition, an event of default will occur if Holdings undergoes a change of control. This is defined to include the case where Holdings ceases to own 100% of the equity interests of Everi Payments, or where any person or group acquires a percentage of the economic or voting interests of Holdings’ capital stock of 35% or more (determined on a fully diluted basis), or where a majority of the board of directors of Everi Payments ceases to consist of persons who are directors of Holdings on the closing date of the Credit Facilities or other directors whose nomination for election to the board of directors of Holdings was recommended by a majority of the then continuing directors.

At March 31, 2016, we had approximately $487.5 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Credit Facility. We had $50.0 million of additional borrowing availability under the Revolving Credit Facility as of March 31, 2016. The weighted average interest rate on the Credit Facilities was approximately 6.25% for the three months ended March 31, 2016.

We were in compliance with the terms of the Credit Facilities as of March 31, 2016 and December 31, 2015.

Senior Secured Notes and Refinance of Senior Secured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 7.75% Secured Notes due 2021 (the “Secured Notes”). The fees associated with the Secured Notes included debt issuance costs of approximately $13.6 million. The Secured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement. Under the terms of the purchase agreement, during a one-year period following the closing and upon prior notice from the initial purchasers, the Company was required to use commercially reasonable efforts to aid the purchasers in the resale of the Secured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein. Alternatively, we had the ability to redeem the Secured Notes from the initial purchasers without penalty. On April 15, 2015, the Company entered into a note purchase agreement withEveri Payments, CPPIB Credit Investments III Inc. (the “Purchaser”), and Deutsche Bank Trust Company Americas, as collateral agent (the “Note Purchase Agreement”), and issued $335.0 million in aggregate principal amount of the 7.25% Secured Notes due 2021 (the “Refinanced Secured Notes”) to the Purchaser in a private offering. With the proceeds from the issuance of the Refinanced Secured Notes, we redeemed, in full, the Company’s then outstanding Secured Notes from the initial purchasers in accordance with the terms of the indenture governing the Secured Notes. In connection with the issuance of the Refinanced Secured Notes during the second quarter of 2015, we expensed $13.0 million of related debt issuance costs and fees to “Loss on extinguishment of debt” associated with the redeemed Senior Secured Notes that were outstanding prior to the refinance transaction.

In connection with the issuance of the Refinanced Secured Notes and pursuant to the terms of the Note Purchase Agreement, the Company issued a warrant to purchase shares of the Company’s common stock (the “Warrant”) to the Purchaser. The Warrant expires on the sixth anniversary of the date of issuance. The number of shares issuable pursuant to the Warrant and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, mergers and certain other events. The Warrant was valued at $2.2 million using a modified Black-Scholes model and was accounted for as a debt discount.

Interest is due quarterly in arrears each January, April, July and October.

We were in compliance with the terms of the Refinanced Secured Notes as of March 31, 2016 and December 31, 2015.

Senior Unsecured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 10.0% Unsecured Notes due 2022 (the “Unsecured Notes”). The fees associated with the Unsecured Notes included original issue discounts of approximately $3.8 million and debt issuance costs of approximately $14.0 million.

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

We were in compliance with the terms of the Unsecured Notes as of March 31, 2016 and December 31, 2015.

13.COMMITMENTS AND CONTINGENCIES

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

Gain Contingency Settlement

In January 2014, we filed a complaint against certain third party defendants alleging conspiracy in restraint of competition regarding interchange fees, monopolization by defendants in the relevant market, and attempted monopolization of the defendants in the relevant market. We demanded a trial by jury of all issues so triable. The defendants filed a motion to dismiss on March 13, 2014. A settlement agreement was reached as of January 16, 2015 and on January 22, 2015 the settlement agreement was executed and delivered for which we received $14.4 million in cash and recorded the settlement proceeds in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Condensed Consolidated Statements of (Loss) Income and Comprehensive Loss for the three months ended March 31, 2015.

We are also subject to other claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

14.SHAREHOLDERS’ EQUITY

Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of March 31, 2016 and December 31, 2015, we had no shares of preferred stock outstanding.

Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of March 31, 2016 and December 31, 2015, we had 90,887,879 and 90,877,273 shares of common stock issued, respectively.

Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 2,588 and 2,845, shares of common stock, at an aggregate purchase price of $8,933 and $19,743, for the three months ended March 31, 2016 and 2015, respectively, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.

15.WEIGHTED AVERAGE COMMON SHARES

The weighted average number of shares of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average shares
Weighted average number of common shares outstanding - basic	66,034	65,623
Potential dilution from equity grants(1)	—	869
Weighted average number of common shares outstanding - diluted	66,034	66,492

(1)

The Company was in a net loss position for the three months ended March 31, 2016, and therefore, potential dilution from the application of the treasury stock method was not applicable. The potential dilution excludes the weighted average effect of equity awards to acquire 8.4 million shares of our common stock for the three months ended March 31, 2015 as the application of the treasury stock method, as required, makes them anti-dilutive.

16.SHARE-BASED COMPENSATION

Equity Incentive Awards

Our 2014 Equity Incentive Plan (the 2014 Plan”) and our 2012 Equity Incentive Plan (as amended, the “2012 Plan”) are used to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of our business. The 2014 Plan superseded the then current 2005 Stock Incentive Plan (the 2005 Plan”). The 2012 Plan was assumed in connection with the MGAM acquisition and conformed to include similar provisions to those as set forth in the 2014 Plan. Our equity plans are administered by the Compensation Committee of our Board of Directors, which has the authority to select individuals who are to receive options or other equity incentive awards and to specify the terms and conditions of grants of equity incentive awards, the vesting provisions, the terms and the exercise prices.

Generally, we grant the following award types: (a) time-based options, (b) cliff-vesting time-based options, (c) market-based options and (d) restricted stock. These awards have varying vesting provisions and expiration periods. For the three months ended March 31, 2016, we granted time-based options.

Our time-based stock options granted under the 2014 Plan vest at a rate of 25% per year on each of the first four yearly anniversaries of the option grant dates. These options expire after a ten-year period.

Our market-based stock options granted under the 2014 Plan vest if our average stock price in any period of 30 consecutive trading days meets certain target prices during a four-year period that commenced on the date of grant for these options.  If these target prices are not met during such four-year period, the unvested shares underlying the options will terminate. However, if the participant’s service to the Company is terminated by the Company without Cause (as defined in the 2014 Plan) within ten days prior to, or within 18 months after, the date a Change in Control (as defined in the 2014 Plan) is consummated, the unvested options granted fully vest. These options expire after a seven-year period.

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock
	Granted	Granted
Outstanding, December 31, 2015	17,440	310
Additional authorized shares	—	—
Granted	565	—
Exercised options or vested shares	—	(11)
Canceled or forfeited	(2,789)	(152)
Outstanding, March 31, 2016	15,216	147

The maximum number of shares available for future equity awards both under the 2014 Plan and 2012 Plan is approximately 8.4 million shares of our common stock. There are no shares available for future equity awards under the 2005 Plan.

Stock Options

The fair value of our time-based options was determined using the Black Scholes option pricing model as of the date of grant. For the time-based options granted on February 13, 2016, the assumptions were: (a) risk-free interest rate of 1%; (b) expected term of six years; (c) expected volatility of 49%; and (d) no expected dividend yield. For the time-based options granted on February 25, 2016, the assumptions were: (a) risk-free interest rate of 1%; (b) expected term of five years; (c) expected volatility of 49%; and (d) no expected dividend yield.  There were no options granted for the three months ended March 31, 2015.

The following tables present the options activity:

			Weighted
	Number of	Weighted Average	Average Life	Aggregate
	Common Shares	Exercise Price	Remaining	Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Outstanding, December 31, 2015	17,440	$7.41	6.6	$1,212
Granted	565	2.77
Exercised	—	—
Canceled or forfeited	(2,789)	7.38
Outstanding, March 31, 2016	15,216	$7.24	6.5	$14
Vested and expected to vest, March 31, 2016	13,638	$7.24	6.3	$14
Exercisable, March 31, 2016	8,271	$7.44	4.9	$14

There were 0.6 million options granted for the three months ended March 31, 2016. There were no options granted for the three months ended March 31, 2015. The weighted average grant date fair value per share of the options granted was $1.28 for the three months ended March 31, 2016. No options were exercised during the three months ended March 31, 2016 but the total intrinsic value of options exercised was $0.4 million for the three months ended March 31, 2015.

There was $15.0 million in unrecognized compensation expense related to options expected to vest as of March 31, 2016. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.5 years. There were no proceeds received from the exercise of options as no exercises occurred during the period. We recorded $1.0 million in non-cash compensation expense related to options granted that were expected to vest for the three months ended March 31, 2016.

There was $13.6 million in unrecognized compensation expense related to options expected to vest as of March 31, 2015. This cost was expected to be recognized on a straight-line basis over a weighted average period of 3.0 years. We recorded $1.6 million in non-cash compensation expense related to options granted that were expected to vest as of March 31, 2015. We received $1.0 million in cash from the exercise of options for the three months ended March 31, 2015.

Restricted Stock

The following is a summary of non-vested share awards for our time-based restricted stock:

		Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
	(in thousands)	(per share)
Outstanding, December 31, 2015	310	$7.11
Granted	—	—
Vested	(11)	7.09
Forfeited	(152)	7.12
Outstanding, March 31, 2016	147	$7.11

There were no shares of restricted stock granted for the three months ended March 31, 2016 and 2015. The total fair value of restricted stock vested was $24,267 and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

There was $1.7 million in unrecognized compensation expense related to shares of time based restricted stock expected to vest as of March 31, 2016. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.2 years. There were 10.6 thousand shares of restricted stock that vested and we recorded $0.1 million in non-cash compensation expense related to the restricted stock granted that was expected to vest during the three months ended March 31, 2016.

There was $2.7 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest as of March 31, 2015. This cost was expected to be recognized on a straight-line basis over a weighted average period of 3.0 years. There were 10.9 thousand shares of time-based restricted shares vested and we recorded $0.2 million in non-cash compensation expense related to the restricted stock granted that was expected to vest for the three months ended March 31, 2015.

17.INCOME TAXES

The provision for income tax reflected an effective income tax rate benefit of 38.0% for the three months ended March 31, 2016, which was higher than the statutory federal rate of 35.0% primarily due to state taxes, the lower foreign tax rate applicable to our foreign source income, and the benefit from a research credit, partially offset by non-statutory stock options that expired in 2016. The provision for income tax reflected an effective income tax rate expense of 81.2% for the same period in the prior year, which was higher than the statutory federal rate of 35.0% primarily due to non-statutory stock options that expired in the quarter, and state taxes.

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

Our chief operating decision-making group has determined the following to be the operating segments for which we conduct business: (a) Games, and (b) Payments. We have reported our financial performance based on our segments in both the current and prior periods. Each of these segments is monitored by our management for performance against its internal forecast and is consistent with our internal management reporting.

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

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

The following tables present segment information (in thousands):

	For the Three Months Ended March 31,
	2016	2015

Revenues
Games	$48,178	$55,045
Payments	157,591	152,428
Total revenues	$205,769	$207,473

Operating income
Games	$(3,245)	$614
Payments	7,030	27,527
Total operating income	$3,785	$28,141

	At
	March 31, 2016	December 31, 2015
Total assets
Games	$1,083,941	$1,086,147
Payments	431,975	464,238
Total assets	$1,515,916	$1,550,385

Major Customers. For the three months ended March 31, 2016 and 2015, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 32% and 28% of our total revenue for the three months ended March 31, 2016 and 2015, respectively.

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

Presented below is condensed consolidating financial information for (a) Parent, (b) Subsidiary Issuer, (c) the Guarantor Subsidiaries and (d) our U.S. subsidiaries that are not Guarantor Subsidiaries and our foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of March 31, 2016 and the three months ended March 31, 2016 and 2015. The condensed consolidating financial information has been presented to show the nature of assets held and the results of operations and cash flows of Parent, Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming that the guarantee structure of the Unsecured Notes had been in effect at the beginning of the periods presented.

	Three Months Ended March 31, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues
Games	$—	$—	$48,178	$—	$—	$48,178
Payments	—	146,386	7,418	4,158	(371)	157,591
Total revenues	—	146,386	55,596	4,158	(371)	205,769
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	8,436	—	—	8,436
Payments cost of revenue (exclusive of depreciation and amortization)	—	118,064	2,342	2,251	—	122,657
Operating expenses	—	20,925	8,974	477	(371)	30,005
Research and development	—	—	5,368	—	—	5,368
Depreciation	—	2,519	9,786	30	—	12,335
Amortization	—	3,100	19,503	580	—	23,183
Total costs and expenses	—	144,608	54,409	3,338	(371)	201,984
Operating income	—	1,778	1,187	820	—	3,785
Other expenses
Interest expense, net of interest income	—	1,933	22,998	61	—	24,992
Equity in loss (income) of subsidiaries	13,151	(3,294)	—	—	(9,857)	—
Total other expenses	13,151	(1,361)	22,998	61	(9,857)	24,992
(Loss) income from operations before tax	(13,151)	3,139	(21,811)	759	9,857	(21,207)
Income tax provision (benefit)	—	113	(8,422)	253	—	(8,056)
Net (loss) income	(13,151)	3,026	(13,389)	506	9,857	(13,151)
Foreign currency translation	(485)	—	—	(485)	485	(485)
Comprehensive (loss) income	$(13,636)	$3,026	$(13,389)	$21	$10,342	$(13,636)

	Three Months Ended March 31, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues
Games	$—	$—	$55,045	$—	$—	$55,045
Payments	—	141,410	7,324	3,830	(136)	152,428
Total revenues	—	141,410	62,369	3,830	(136)	207,473
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	12,077	—	—	12,077
Payments cost of revenue (exclusive of depreciation and amortization)	—	110,589	2,294	2,063	—	114,946
Operating expenses	—	4,191	11,359	427	(136)	15,841
Research and development	—	—	5,436	—	—	5,436
Depreciation	—	1,774	8,542	61	—	10,377
Amortization	—	2,215	17,771	669	—	20,655
Total costs and expenses	—	118,769	57,479	3,220	(136)	179,332
Operating loss	—	22,641	4,890	610	—	28,141
Other expense (income)
Interest expense, net of interest income	—	2,778	22,787	90	—	25,655
Equity in loss of subsidiaries	(469)	(3,047)	—	—	3,516	—
Total other (income) expense	(469)	(269)	22,787	90	3,516	25,655
Income (loss) from operations before tax	469	22,910	(17,897)	520	(3,516)	2,486
Income tax provision (benefit)	—	8,706	(6,942)	253	—	2,017
Net income (loss)	469	14,204	(10,955)	267	(3,516)	469
Foreign currency translation	(873)	—	—	(873)	873	(873)
Comprehensive loss	$(404)	$14,204	$(10,955)	$(606)	$(2,643)	$(404)

	At March 31, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$75,422	$7,429	$16,483	$—	$99,334
Settlement receivables	—	26,046	—	2,275	—	28,321
Trade receivables, net	—	6,049	39,393	7	—	45,449
Other receivables	—	3,485	1,087	110	—	4,682
Inventory	—	12,587	16,513	—	—	29,100
Prepaid expenses and other assets	—	7,693	3,601	8,821	—	20,115
Deferred tax asset	—	—	—	—	—	—
Intercompany balances	—	60,152	173,121	1,523	(234,796)	—
Total current assets	—	191,434	241,144	29,219	(234,796)	227,001
Non-current assets
Property, equipment and leasehold improvements, net	—	24,758	82,416	311	—	107,485
Goodwill	—	154,395	634,811	639	—	789,845
Other intangible assets, net	—	31,046	338,463	6,342	—	375,851
Other receivables, non-current	—	2,534	3,184	—	—	5,718
Investment in subsidiaries	125,267	162,930	—	86	(288,283)	—
Deferred tax asset, non-current	—	63,948	—	—	(63,948)	—
Other assets, non-current	—	6,649	2,953	414	—	10,016
Intercompany balances	—	1,138,055	—	—	(1,138,055)	—
Total non-current assets	125,267	1,584,315	1,061,827	7,792	(1,490,286)	1,288,915
Total assets	$125,267	$1,775,749	$1,302,971	$37,011	$(1,725,082)	$1,515,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$—	$102,344	$202	$7,815	$—	$110,361
Accounts payable and accrued expenses	—	81,966	35,243	1,231	—	118,440
Current portion of long-term debt	—	10,000	—	—	—	10,000
Intercompany balances	—	174,644	53,404	6,748	(234,796)	—
Total current liabilities	—	368,954	88,849	15,794	(234,796)	238,801
Non-current liabilities
Deferred tax liability, non-current	—	—	83,248	—	(63,948)	19,300
Long-term debt, less current portion	—	1,128,930	—	—	—	1,128,930
Other accrued expenses and liabilities	—	3,241	360	—	—	3,601
Intercompany balances	—	—	1,138,055	—	(1,138,055)	—
Total non-current liabilities	—	1,132,171	1,221,663	—	(1,202,003)	1,151,831
Total liabilities	—	1,501,125	1,310,512	15,794	(1,436,799)	1,390,632

Stockholders’ Equity
Common stock	91	—	—	—	—	91
Convertible preferred stock	—	—	—	—	—	—
Additional paid-in capital	259,081	81,140	4,032	21,104	(106,276)	259,081
Retained earnings	42,029	193,220	(11,590)	1,686	(183,316)	42,029
Accumulated other comprehensive income	264	264	17	(1,573)	1,309	281
Treasury stock, at cost	(176,198)	—	—	—	—	(176,198)
Total stockholders’ equity	125,267	274,624	(7,541)	21,217	(288,283)	125,284
Total liabilities and stockholders’ equity	$125,267	$1,775,749	$1,302,971	$37,011	$(1,725,082)	$1,515,916

	At December 31, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$6	$87,078	$3,900	$11,046	$—	$102,030
Settlement receivables	—	42,437	—	2,496	—	44,933
Trade receivables, net	—	10,750	41,634	(2)	—	52,382
Other receivables	—	4,063	833	32	—	4,928
Inventory	—	12,772	15,966	—	—	28,738
Prepaid expenses and other assets	—	6,464	5,160	9,148	—	20,772
Intercompany balances	—	39,810	168,659	1,431	(209,900)	—
Total current assets	6	203,374	236,152	24,151	(209,900)	253,783
Non-current assets
Property, equipment and leasehold improvements, net	—	26,472	79,514	322	—	106,308
Goodwill	—	154,395	634,811	597	—	789,803
Other intangible assets, net	—	32,000	343,629	6,833	—	382,462
Other receivables, non-current	—	3,256	3,399	—	—	6,655
Investment in subsidiaries	137,414	159,735	—	86	(297,235)	—
Deferred tax asset, non-current	—	65,577	—	—	(65,577)	—
Other assets, non-current	—	7,256	3,667	451	—	11,374
Intercompany balances	—	1,136,505	—	—	(1,136,505)	—
Total non-current assets	137,414	1,585,196	1,065,020	8,289	(1,499,317)	1,296,602
Total assets	$137,420	$1,788,570	$1,301,172	$32,440	$(1,709,217)	$1,550,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$—	$136,109	$162	$3,548	$—	$139,819
Accounts payable and accrued expenses	—	67,736	32,593	1,183	—	101,512
Current portion of long-term debt	—	10,000	—	—	—	10,000
Intercompany balances	—	170,091	32,732	7,077	(209,900)	—
Total current liabilities	—	383,936	65,487	11,808	(209,900)	251,331
Non-current liabilities
Deferred tax liability, non-current	—	—	93,221	—	(65,577)	27,644
Long-term debt, less current portion	—	1,129,899	—	—	—	1,129,899
Other accrued expenses and liabilities	—	3,624	467	—	—	4,091
Intercompany balances	—	—	1,136,505	—	(1,136,505)	—
Total non-current liabilities	—	1,133,523	1,230,193	—	(1,202,082)	1,161,634
Total liabilities	—	1,517,459	1,295,680	11,808	(1,411,982)	1,412,965

Stockholders’ Equity
Common stock	91	—	—	—	—	91
Convertible preferred stock	—	—	—	—	—	—
Additional paid-in capital	258,020	80,443	3,670	21,101	(105,214)	258,020
Retained earnings	55,180	190,375	1,797	1,180	(193,352)	55,180
Accumulated other comprehensive income	318	293	25	(1,649)	1,331	318
Treasury stock, at cost	(176,189)	—	—	—	—	(176,189)
Total stockholders’ equity	137,420	271,111	5,492	20,632	(297,235)	137,420
Total liabilities and stockholders’ equity	$137,420	$1,788,570	$1,301,172	$32,440	$(1,709,217)	$1,550,385

	Three Months Ended March 31, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net (loss) income	$(13,151)	$3,026	$(13,389)	$506	$9,857	$(13,151)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	—	5,619	29,289	610	—	35,518
Amortization of financing costs	—	1,672	—	—	—	1,672
Loss on sale or disposal of assets	—	21	590	—	—	611
Accretion of contract rights	—	—	2,097	—	—	2,097
Provision for bad debts	—	—	2,444	—	—	2,444
Reserve for obsolescence	—	60	59	—	—	119
Equity loss (income)	13,151	(3,294)	—	—	(9,857)	—
Stock-based compensation	—	699	362	—	—	1,061
Other non-cash items	—	—	(38)	—	—	(38)
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	(17,373)	39	4,365	—	(12,969)
Other changes in operating assets and liabilities	1	3,788	3,446	105	—	7,340
Net cash provided by (used in) operating activities	1	(5,782)	24,899	5,586	—	24,704
Cash flows from investing activities
Capital expenditures	—	(3,150)	(20,362)	(101)	—	(23,613)
Proceeds from sale of fixed assets	—	10	—	—	—	10
Advances under development and placement agreements	—	—	(1,000)	—	—	(1,000)
Changes in restricted cash and cash equivalents	—	44	—	—	—	44
Intercompany investing activities	2	148	(8)	(52)	(90)	—
Net cash provided by (used in) investing activities	2	(2,948)	(21,370)	(153)	(90)	(24,559)
Cash flows from financing activities
Repayments of credit facility	—	(2,500)	—	—	—	(2,500)
Debt issuance costs	—	(480)	—	—	—	(480)
Purchase of treasury stock	(9)	—	—	—	—	(9)
Intercompany financing activities	—	54	—	(144)	90	—
Net cash used in financing activities	(9)	(2,926)	—	(144)	90	(2,989)
Effect of exchange rates on cash	—	—	—	148	—	148
Cash and cash equivalents
Net increase for the period	(6)	(11,656)	3,529	5,437	—	(2,696)
Balance, beginning of the period	6	87,078	3,900	11,046	—	102,030
Balance, end of the period	$—	$75,422	$7,429	$16,483	$—	$99,334

	Three Months Ended March 31, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$469	$14,204	$(10,955)	$267	$(3,516)	$469
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	3,989	26,313	730	—	31,032
Amortization of financing costs	—	2,072	—	—	—	2,072
Loss on sale or disposal of assets	—	2	—	—	—	2
Accretion of contract rights	—	—	2,104	—	—	2,104
Provision for bad debts	—	—	2,266	—	—	2,266
Reserve for obsolescence	—	60	13	—	—	73
Equity loss	(469)	(3,047)	—	—	3,516	—
Stock-based compensation	—	1,674	—	—	119	1,793
Other non-cash items	—	—	231	—	—	231
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	38,671	157	(2,855)	—	35,973
Other changes in operating assets and liabilities	(5)	13,557	(3,363)	(269)	(119)	9,801
Net cash (used in) provided by operating activities	(5)	71,182	16,766	(2,127)	—	85,816
Cash flows from investing activities
Acquisitions, net of cash acquired	—	—	—	—	—	—
Capital expenditures	—	(2,434)	(9,902)	(280)	—	(12,616)
Proceeds from sale of fixed assets	—	1	—	—	—	1
Advances under development and placement agreements	—	—	(1,255)	—	—	(1,255)
Repayments under development agreements	—	—	1,217	—	—	1,217
Changes in restricted cash and cash equivalents	—	59	—	—	—	59
Intercompany investing activities	(1,023)	164	—	(48)	907	—
Net cash used in investing activities	(1,023)	(2,210)	(9,940)	(328)	907	(12,594)
Cash flows from financing activities
Repayments of credit facility	—	(17,500)	—	—	—	(17,500)
Debt issuance costs	—	(252)	—	—	—	(252)
Proceeds from exercise of stock options	1,048	—	—	—	—	1,048
Purchase of treasury stock	(20)	—	—	—	—	(20)
Intercompany financing activities	—	1,072	—	(165)	(907)	—
Net cash provided by (used in) financing activities	1,028	(16,680)	—	(165)	(907)	(16,724)
Effect of exchange rates on cash	—	—	—	(580)	—	(580)
Cash and cash equivalents
Net increase for the period	—	52,292	6,826	(3,200)	—	55,918
Balance, beginning of the period	—	68,143	6,489	14,463	—	89,095
Balance, end of the period	$—	$120,435	$13,315	$11,263	$—	$145,013

20.SUBSEQUENT EVENTS

On May 2, 2016, Bee Cave Games, Inc. (“Bee Cave”) failed to pay its scheduled interest-only payment that was due related to its $4.5 million secured promissory note payable to Everi Games Inc.  On May 3, 2016, we issued a Notice of Default and Acceleration to Bee Cave.  Under the terms of the promissory note, the maturity of Bee Cave's indebtedness to us under the promissory note for the outstanding principal and unpaid interest has been accelerated and is immediately due and payable. On May 5, 2016, the Company sent notice to Bee Cave of its intent to foreclose on the assets of Bee Cave in full settlement of its outstanding note obligation.  As of the date of this filing, we have not yet determined the assets, or related values, to be acquired in the full settlement of our promissory note.  As of March 31, 2016, no impairment charge has been recorded related to this outstanding receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following management discussion and analysis of financial condition and results of operations contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “project,” “may,” “should,” “will,” “likely,” “will likely result,” “will continue,” “future,” “plan,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: the risk that our recent acquisition of Everi Games Holding will not produce the expected results we anticipate; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions consistent with our forecasts, including Everi Games Holding; expectations regarding our existing and future installed base and win per day; expectations regarding development and placement fee arrangements; expectations regarding customers’ preferences and demands for future gaming offerings; expectations regarding our product portfolio; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to comply with the Europay, MasterCard and Visa global standard for cards equipped with computer chips; our ability to introduce new products and services; gaming establishment and patron preferences; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; inaccuracies in underlying operating assumptions; expenditures and product development; business prospects; anticipated sales performance; unanticipated expenses or capital needs; technological obsolescence; our ability to comply with our debt covenants and service outstanding debt; employee turnover and other statements that are not historical facts. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized.

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

Overview

Everi Holdings Inc. (formerly known as Global Cash Access Holdings, Inc.) (“Everi Holdings”, “Holdings” or “Everi”) is a holding company, the assets of which are the issued and outstanding shares of capital stock of each of Everi Games Holding Inc. (formerly known as Multimedia Games Holding Company, Inc.) (“Everi Games Holding”), which owns all of the issued and outstanding shares of capital stock of Everi Games Inc. (formerly known as Multimedia Games, Inc.) (“Everi Games” or “Games”) and Everi Payments Inc. (formerly known as Global Cash Access, Inc.) (“Everi Payments” or “Payments”). Unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” refer to Holdings together with its consolidated subsidiaries.

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

Significant Trends and Developments Impacting Our Business

Gain Contingency Settlement

In January 2014, we filed a complaint against certain third party defendants alleging conspiracy in restraint of competition regarding interchange fees, monopolization by defendants in the relevant market, and attempted monopolization of the defendants in the relevant market. We demanded a trial by jury of all issues so triable. The defendants filed a motion to dismiss on March 13, 2014. A settlement agreement was reached as of January 16, 2015 and on January 22, 2015 the settlement agreement was executed and delivered in connection with respect to which we received $14.4 million in cash and recorded the settlement proceeds in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Condensed Consolidated Statements of (Loss) Income and Comprehensive Loss for the three months ended March 31, 2015. The Company utilized the proceeds along with cash on hand to make a $15.0 million principal reduction payment on the Secured Notes in the first quarter of 2015.

Refinance of Secured Notes

The terms of the purchase agreement governing the Secured Notes stipulated that the Company was required to use commercially reasonable efforts to aid the initial purchasers in the resale of the Secured Notes. Alternatively, we had the ability to redeem the Secured Notes from the initial purchasers without penalty. On April 15, 2015, the Company entered into a note purchase agreement (the “Note Purchase Agreement”), with Everi Payments, CPPIB Credit Investments III Inc. (the “Purchaser”) and Deutsche Bank Trust Company Americas, as collateral agent and issued $335.0 million in aggregate principal amount of the Secured Notes (the “Refinanced Secured Notes”) in a private offering to the Purchaser. With the proceeds from the issuance of the Refinanced Secured Notes, we redeemed, in full, the Company’s outstanding Secured Notes from the note holders thereof in accordance with the terms of the indenture governing the Secured Notes. In connection with this transaction during the second quarter of 2015, we expensed approximately $13.0 million of related debt issuance costs and fees to “Loss on extinguishment of debt” associated with the redeemed Senior Secured Notes that were outstanding prior to the refinance transaction.

In connection with the Refinanced Secured Notes and pursuant to the terms of the Note Purchase Agreement, the Company issued to the Purchaser a warrant to purchase 700,000 shares of Holdings’ common stock, with an exercise price equal to $9.88 per share, representing a 30% premium to the volume-weighted average price of Holdings’ common stock for the ten trading days prior to the issuance of the warrant (the “Warrant”). The Warrant expires on the sixth anniversary of the date of issuance. The number of shares issuable pursuant to the Warrant and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, mergers and certain other events. The Warrant was valued at $2.2 million using a modified Black-Scholes model and were accounted for as a debt discount.

Unsecured Notes Syndication

In connection with the terms of the purchase agreement governing the Unsecured Notes for which we were required to use commercially reasonable efforts to aid the initial purchasers in the resale of the Unsecured Notes, the Company prepared an updated offering memorandum and participated in reasonable marketing efforts including road shows, to the extent required therein. The Unsecured Notes were resold by the initial purchasers to third parties in the second quarter of 2015.

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

•

The total North American installed slot base has remained relatively flat to the prior year.  The volume of net unit replacements, increased only slightly in 2015. The North American gaming industry is expected to have a flat to moderate growth in the forward replacement cycle for EGMs.

•

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

•

The Payments Card Industry has implemented significant changes in the card acceptance requirements, specifically implementing standards surrounding cash access equipment’s ability to accept cards enabled with Europay, MasterCard and Visa jointly developed card security features (“EMV”) compliant chips.  The effective dates for certain of these requirements will continue for the next couple of years and will impact our ability to accept certain card based transactions in the future, our development efforts surrounding our core processing platform, and required capital expenditures to obtain equipment and technology to support EMV.

•	There has been a greater use of PIN-based debit by our customers as opposed to signature-based debit transactions.

•

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

Factors Affecting Comparability

Our condensed consolidated financial statements included in this report that present our financial condition and results of operations reflect the following transactions and events:

•

In April 2015, we redeemed, in full, the Secured Notes and issued the Refinanced Secured Notes. The Refinanced Secured Notes will reduce the amount of interest expense paid by the Company by approximately $1.7 million per annum. As a result, we expensed $13.0 million of debt issuance costs and fees to “Loss on extinguishment of debt” during the three months ended June 30, 2015.

•

In January 2015, a settlement agreement was reached in connection with a lawsuit we participated in as plaintiffs for which we received and recorded the settlement proceeds in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the year ended December 30, 2015.

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

Our chief operating decision-making group has determined the following to be the operating segments for which we conduct business: (a) Games, and (b) Payments. We have reported our financial performance based on our segments in both the current and prior periods. Each of these segments is monitored by our management for performance against its internal forecast and is consistent with our internal management reporting.

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

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

The following table presents our unaudited condensed consolidated results of operations (in thousands)*:

	Three Months Ended
	March 31, 2016		March 31, 2015		March 31, 2016 vs 2015
	$	%	$	%	$ Variance	% Variance

Revenues
Games	$48,178	23%	$55,045	27%	$(6,867)	(12)%
Payments	157,591	77%	152,428	73%	5,163	3%
Total revenues	205,769	100%	207,473	100%	(1,704)	(1)%
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	8,436	4%	12,077	6%	(3,641)	(30)%
Payments cost of revenue (exclusive of depreciation and amortization)	122,657	60%	114,946	55%	7,711	7%
Operating expenses	30,005	15%	15,841	8%	14,164	89%
Research and development	5,368	2%	5,436	2%	(68)	(1)%
Depreciation	12,335	6%	10,377	5%	1,958	19%
Amortization	23,183	11%	20,655	10%	2,528	12%
Total costs and expenses	201,984	98%	179,332	86%	22,652	13%
Operating income	3,785	2%	28,141	14%	(24,356)	(87)%
Other expenses
Interest expense, net of interest income	24,992	12%	25,655	12%	(663)	(3)%
Total other expenses	24,992	12%	25,655	12%	(663)	(3)%
(Loss) income from operations before tax	(21,207)	(10)%	2,486	1%	(23,693)	(953)%
Income tax (benefit) provision	(8,056)	(4)%	2,017	1%	(10,073)	(499)%
Net (loss) income	$(13,151)	(6)%	$469	0%	$(13,620)	(2,904)%

*    Rounding may cause variances.

Total Revenues

Total revenues decreased by $1.7 million, or 1%, to $205.8 million for the three months ended March 31, 2016, as compared to the same period in the prior year. This was primarily due to lower Games revenues offset by increased Payments revenues during the period.

Games revenues decreased by $6.9 million, or 12%, to $48.2 million for the three months ended March 31, 2016, as compared to the same period in the prior year. This was primarily due to lower unit sales volume.

Payments revenues increased by $5.2 million, or 3%, to $157.6 million for the three months ended March 31, 2016, as compared to the same period in the prior year. This was primarily due to higher dollar transaction volumes and fees related to ATM cash withdrawals, partially offset by a decrease in revenue from cash advance withdrawals and a decrease in revenues related to the sale of our fully integrated kiosk and associated parts.

Costs and Expenses

Games cost of revenues (exclusive of depreciation and amortization) decreased by $3.6 million, or 30% to $8.4 million for the three months ended March 31, 2016, as compared to the same period in the prior year. This was primarily due to the decreased revenue from game sales.

Payments cost of revenues (exclusive of depreciation and amortization) increased by $7.7 million, or 7% to $122.7 million for the three months ended March 31, 2016, as compared to the same period in the prior year. This was primarily due to the increased revenue from ATM transactions.

Operating expenses increased by $14.2 million, or 89%, to $30.0 million for the three months ended March 31, 2016, as compared to the same period in the prior year. This was primarily due to the impact of a gain contingency settlement of $14.4 million.

Depreciation increased by $2.0 million, or 19% to $12.3 million for the three months ended March 31, 2016, as compared to the same period in the prior year. This was primarily related to increased fixed assets being placed in service since March 31, 2015.

Amortization increased by $2.5 million, or 12% to $23.2 million for the three months ended March 31, 2016, as compared to the same period in the prior year. This was primarily related to an increase in intangible assets being placed in service related to developed technology and software since March 31, 2015 as well as certain intangible assets acquired in the third and fourth quarter of 2015.

Primarily as a result of the factors described above, operating income decreased by $24.4 million, or 87%, to $3.8 million for the three months ended March 31, 2016, as compared to the same period in the prior year. The operating income margin decreased from 14% for the three months ended March 31, 2015 to 2% for the three months ended March 31, 2016.

Interest expense, net of interest income, decreased by $0.7 million, or 3% to $25.0 million for the three months ended March 31, 2016, as compared to the same period in the prior year. The decrease is related to a lower outstanding debt balance, and the lower interest rate on our Refinanced Secured Notes.

Income tax expense decreased by $10.1 million, or 499%, to a benefit of $8.1 million for the three months ended March 31, 2016, as compared to the same period in the prior year. This was primarily due to the loss from operations before income tax expense of $21.2 million. The benefit for income tax reflected an effective income tax rate benefit of 38.0% for the three months ended March 31, 2016, which was higher than the statutory federal rate of 35% primarily due to state taxes, the lower foreign tax rate applicable to our foreign source income, and the benefit from a research credit, partially offset by non-statutory stock options that expired in 2016. The provision for income tax reflected an effective income tax rate expense of 81.2% for the same period in the prior year, which was higher than the statutory federal rate of 35% primarily due to non-statutory stock options that expired in the quarter, and state taxes.

Games Revenues and Participation Units

The following table includes the revenues from our Games segment and the related participation units (amounts in thousands):

	For the three months ended March 31, 2016			For the three months ended March 31, 2015
	Total		% of Games	Total		% of Games
	EGMs	Revenue	Revenue	EGMs	Revenue	Revenue	% Variance
Games revenues and participation units
Contractual agreement	5,326	$10,364	21%	6,034	$11,475	21%	(10)%
Participation revenue	7,631	24,607	51%	7,138	23,666	43%	4%
Sales	—	8,440	18%	—	14,580	26%	(42)%
NY Lottery	—	4,515	9%	—	4,188	8%	8%
Other	—	252	1%	129	1,136	2%	(78)%
Total	12,957	$48,178	100%	13,301	$55,045	100%	(12)%

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

For the three months ended March 31, 2016, there were no material changes to the critical accounting policies and estimates discussed in our audited Consolidated Financial Statements included in our most recently filed Annual Report on Form 10-K.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In April 2015, the FASB issued ASU No. 2015-03, which provides guidance to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The pronouncement is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years, and early adoption is permitted for financial statements that have not been previously issued. This guidance was further clarified in ASU No. 2015-15, which addressed the treatment of debt issuance costs related to line-of credit arrangements. It noted that as ASU No. 2015-03 did not provide guidance on debt issuance costs related to line-of credit arrangements, the SEC would not object to an entity deferring and presenting these specific debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted the guidance in ASU Nos. 2015-03 and 2015-15 retrospectively to reclassify all debt issuance costs not associated with line-of-credit arrangements from other assets, non-current to contra-liabilities to long-term debt on our Consolidated Balance Sheets and related notes during the current period.

In January 2015, the FASB issued ASU No. 2015-01, which eliminates the requirement that an entity separately classify, present and disclose extraordinary events and transactions. The pronouncement is effective for annual periods ending after December 15, 2015. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted this guidance during the current period but as we do not have any extraordinary items, there was no impact to our financial statements.

In June 2014, the FASB issued ASU No. 2014-12, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We implemented this guidance during the current period but this guidance did not have any impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In March 2016, the FASB issued ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and early adoption is permitted. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to the Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which provides guidance on the accounting treatment of leases.  The ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to the Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, which provides guidance on the measurement of inventory value.  The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments do not apply to inventory that is measured using LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. The pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to the Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” and supersedes ASC Topic 605, “Revenue Recognition”. The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. The guidance in ASU 2014-09 was further updated by ASU 2016-08 in March 2016, which provides clarification on the implementation of the principal vs agent considerations in ASU 2014-09.  In April 2016, the FASB issued ASU 2016-10, which provides clarification on the implementation of performance obligations and licensing in ASU 2014-09.  This guidance was originally effective for interim and annual reporting periods beginning after December 15, 2016; however, in August 2015, the FASB issued ASU No. 2015-14, which extended the effective date to interim and annual periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within our Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents selected information about our financial position (in thousands):

	At March 31,	At December 31,
	2016	2015
Balance sheet data
Total assets	$1,515,916	$1,550,385
Total borrowings	1,138,930	1,139,899
Stockholders’ equity	125,284	137,420

Net available cash*
Cash and cash equivalents	99,334	102,030
Add: Settlement receivables	28,321	44,933
Less: Settlement liabilities	(110,361)	(139,819)
Total net available cash	$17,294	$7,144

*    Non-GAAP measure

Cash Resources

Our cash balance, cash flows and Credit Facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at March 31, 2016 included cash in non-U.S. jurisdictions of approximately $18.0 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions. These activities result in a balance due to us at the end of each business day that we recoup over the next few business days and classify as settlement receivables. These activities also result in a balance due to our customers at the end of each business day that we remit over the next few business days and classify as settlement liabilities. As of March 31, 2016, we had $28.3 million in settlement receivables for which we received payment in April 2016. As of March 31, 2016, we had $110.4 million in settlement liabilities due to our customers for these settlement services that were paid in April 2016. As the timing of cash received from settlement receivables and payment of settlement liabilities may differ, the total amount of cash held by us will fluctuate throughout the year. As of March 31, 2016 and December 31, 2015, the net cash available after considering settlement amounts was approximately $17.3 million and $7.1 million, respectively.

Sources and Uses of Cash

The following table presents a summary of our cash flow activity (in thousands):

	For the Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	Mar-16 vs. Mar-15

Cash flow activities
Net cash provided by operating activities	$24,704	$85,816	$(61,112)
Net cash used in investing activities	(24,559)	(12,594)	(11,965)
Net cash used in financing activities	(2,989)	(16,724)	13,735
Effect of exchange rates on cash	148	(580)	728

Cash and cash equivalents
Net (decrease) increase for the period	(2,696)	55,918	(58,614)
Balance, beginning of the period	102,030	89,095	12,935
Balance, end of the period	$99,334	$145,013	$(45,679)

Cash flows provided by operating activities decreased by $61.1 million for the three months ended March 31, 2016, as compared to the same period in the prior year. This was related to the decrease in net income compared to the prior year and the impact of the change in settlement activity for the period.

Cash flows used in investing activities increased by $12.0 million for the three months ended March 31, 2016, as compared to the same period in the prior year.  This was due to an increase in capital expenditures compared to the prior year.

Cash flows used in financing activities decreased by $13.7 million for the three months ended March 31, 2016, as compared to the same period in the prior year. This was due to a decrease in the amount of payments made on the Company’s outstanding debt.

Long-Term Debt

The following table summarizes our indebtedness (in thousands):

	At March 31,	At December 31,
	2016	2015
Long-term debt
Senior secured term loan	$487,500	$490,000
Senior secured notes	335,000	335,000
Senior unsecured notes	350,000	350,000
Total debt	1,172,500	1,175,000
Less: original issue and warrant discount	(33,570)	(35,101)
Total debt after debt issuance costs and discount	1,138,930	1,139,899
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion	$1,128,930	$1,129,899

We reclassified $23.7 million of debt issuance costs related to our outstanding debt from other assets, non-current to contra-liabilities included in long-term debt as of December 31, 2015 in connection with our retrospective adoption of ASU No. 2015-03.  The remaining debt issuance cost included in other assets, non-current relates to line-of-credit arrangements and was not reclassified consistent with ASU No. 2015-15.

Credit Facilities

In December 2014, Everi Payments, as borrower, and Holdings entered into the Credit Agreement with Everi Payments, Holdings, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer; Deutsche Bank Securities Inc., as syndication agent; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities, Inc. as joint lead arrangers and joint book managers. The Credit Agreement consists of the $500.0 million

Term Loan and the $50.0 million Revolving Credit Facility. The fees associated with the Credit Facilities included discounts of approximately $7.5 million and debt issuance costs of approximately $13.9 million. All borrowings under the Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default and compliance with representations and warranties.

We are required to repay the Term Loan in an amount equal to 0.50% per quarter of the initial aggregate principal with the final principal repayment installment on the maturity date.  Interest is due in arrears each March, June, September and December and at the maturity date; however, interest may be remitted within one to three months of such dates.

The Term Loan had an applicable interest rate of 6.25% as of March 31, 2016 and December 31, 2015.

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

Subject to certain exceptions, the obligations under the Credit Facilities are secured by substantially all of the present and after acquired assets of each of Everi Payments, Holdings and the subsidiary guarantors (the “Collateral”) including: (a) a perfected first priority pledge of all the capital stock of Everi Payments and each domestic direct, wholly owned material restricted subsidiary held by Holdings, Everi Payments or any such subsidiary guarantor; and (b) a perfected first priority security interest in substantially all other tangible and intangible assets of Holdings, Everi Payments, and such subsidiary guarantors (including, but not limited to, accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing). Subject to certain exceptions, the Credit Facilities are unconditionally guaranteed by Holdings and such subsidiary guarantors and Everi Games Holding and its material domestic subsidiaries.

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

At March 31, 2016, we had approximately $487.5 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Credit Facility. We had $50.0 million of additional borrowing availability under the Revolving Credit Facility as of March 31, 2016. The weighted average interest rate on the Credit Facilities was approximately 6.25% for the three months ended March 31, 2016.

We were in compliance with the terms of the Credit Facilities as of March 31, 2016 and December 31, 2015.

Senior Secured Notes and Refinance of Senior Secured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of the Secured Notes. The fees associated with the Secured Notes included debt issuance costs of approximately $13.6 million. The Secured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement. Under the terms of the purchase agreement, during a one year period following the closing and upon prior notice from the initial purchasers, the Company was required to use commercially reasonable efforts to aid the purchasers in the resale of the Secured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein. Alternatively, we had the ability to redeem the Secured Notes from the initial purchasers without penalty. On April 15, 2015, the Company entered into the Note Purchase Agreement, and issued $335.0 million in aggregate principal amount of the Refinanced Secured Notes to the Purchaser. With the proceeds from the issuance of the Refinanced Secured Notes, we redeemed, in full, the Company’s then outstanding Secured Notes from the initial purchasers in accordance with the terms of the indenture governing the Secured Notes. In connection with the issuance of the Refinanced Secured Notes during the second quarter of 2015, we expensed $13.0 million of related debt issuance costs and fees to “Loss on extinguishment of debt” associated with the redeemed Senior Secured Notes that were outstanding prior to the refinance transaction.

In connection with the issuance of the Refinanced Secured Notes and pursuant to the terms of the Note Purchase Agreement, the Company issued a warrant to purchase shares of the Company’s common stock (the “Warrant”) to the Purchaser. The Warrant expires on the sixth anniversary of the date of issuance. The number of shares issuable pursuant to the Warrant and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, mergers and certain other events. The Warrant was valued at $2.2 million using a modified Black-Scholes model and was accounted for as a debt discount.

Interest is due quarterly in arrears each January, April, July and October.

We were in compliance with the terms of the Refinanced Secured Notes as of March 31, 2016 and December 31, 2015.

Senior Unsecured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of the Unsecured Notes. The fees associated with the Unsecured Notes included original issue discounts of approximately $3.8 million and debt issuance costs of approximately $14.0 million.

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

We were in compliance with the terms of the Unsecured Notes as of March 31, 2016 and December 31, 2015.

Deferred Tax Asset

The Company recognized a deferred tax asset upon its conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting purposes and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in preexisting goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic statutory tax rate of 37.2%, this results in tax payments being approximately $19.5 million less than the annual provision for income taxes shown on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for financial accounting purposes, or the amount of the annual provision, if less. There is an expected aggregate of $60.1 million in cash savings over the remaining life of the portion of the deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations. We believe that it is more likely than not that it will be able to utilize the deferred tax asset. However, the utilization of this tax asset is subject to many factors including our earnings, a change of control of the Company and future earnings.

Other Liquidity Needs and Resources

We need cash to support our foreign operations. For some foreign jurisdictions, such as the United Kingdom, applicable law and cross-border treaties allow us to transfer funds between our domestic and foreign operations efficiently. For other foreign jurisdictions, we must rely on the cash generated by our operations in those foreign jurisdictions, and the cost of repatriation is prohibitive. For example, Global Cash Access (Canada), Inc. (“GCA Canada”), the subsidiary through which we operate in Canada, generates cash that is sufficient to support its operations. If we expand our Payments business into new foreign jurisdictions, we must rely on treaty-favored cross-border transfers of funds, the cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.

Off-Balance Sheet Arrangements

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Condensed Consolidated Statements of (Loss) Income and Comprehensive Loss, were $0.8 million and $0.5 million the three months ended March 31, 2016 and 2015, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Condensed Consolidated Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $291.0 million and $364.5 million as of March 31, 2016 and December 31, 2015, respectively.

In June 2015, we amended the Contract Cash Solutions Agreement to decrease the maximum amount of cash to be provided to us from $500.0 million to $425.0 million and to extend the term of the agreement from November 30, 2015 to June 30, 2018.

We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three months ended March 31, 2016 and 2015.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. The currency supplied by Wells Fargo was $291.0 million as of March 31, 2016. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $2.9 million impact on income before taxes over a 12-month period.  Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

The Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the Credit Facilities paid based on a base rate or based on LIBOR and we have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. The weighted average interest rate on the Credit Facilities was approximately 6.25% for the three months ended March 31, 2016. Based upon the outstanding balance on the Credit Facilities of $487.5 million as of March 31, 2016, each 1% increase in the applicable LIBOR would have a $4.9 million impact on interest expense over a 12 month period. The interest rates on the Notes are fixed and therefore an increase in LIBOR does not impact the interest expense associated with the Notes.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of March 31, 2016 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2016

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no changes to our risk factors since the most recent filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases and Withholding of Equity Securities

	Total Number of		Average Price per
	Shares Purchased or		Share Purchased or
	Withheld		Withheld
	(000’s)

Tax Withholdings
1/1/16 - 1/31/16	0.9	(1)	$4.23	(2)
2/1/16 - 2/29/16	0.9	(1)	$2.80	(2)
3/1/16 - 3/31/16	0.8	(1)	$3.32	(2)

Sub-Total	2.6	(1)	3.45	(2)

Total	2.6		$3.45

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Employment Agreement with Michael D. Rumbolz (effective February 13, 2016) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

10.2

Notice of Grant of Stock Option with Michael D. Rumbolz, dated February 13, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2016).

10.3

First Amendment to Employment Agreement with Michael D. Rumbolz, effective as of May 10, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.4

Form of Stock Award (Performance-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2014 Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.5

Form of Stock Award (Performance-Based) (Double-Trigger Acceleration) for Executives under the 2014 Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.6

Form of Stock Award (Time-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2014 Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.7

Form of Stock Award (Time-Based) (Double-Trigger Acceleration) for Executives under the 2014 Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.8

Form of Stock Award (Time-Based) (Double-Trigger Acceleration) for Employees under the 2014 Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.9	Form of Stock Option Agreement under the 2014 Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.10

Form of Stock Award (Performance-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2012 Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.11

Form of Stock Award (Performance-Based) (Double-Trigger Acceleration) for Executives under the 2012 Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.12

Form of Stock Award (Time-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2012 Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.13

Form of Stock Award (Time-Based) (Double-Trigger Acceleration) for Executives under the 2012 Plan (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.14

Form of Stock Award (Time-Based) (Double-Trigger Acceleration) for Employees under the 2012 Plan (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.15	Form of Stock Option Agreement under the 2012 Plan (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

31.1*

Certification of Michael D. Rumbolz, President and Chief Executive Officer of Everi Holdings Inc. in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Randy L. Taylor, Chief Financial Officer of Everi Holdings Inc. in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Michael D. Rumbolz, President and Chief Executive Officer of Everi Holdings Inc. in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 10, 2016	EVERI HOLDINGS INC.
(Date)	(Registrant)

	By:	/s/ Michael D. Rumbolz
Michael D. Rumbolz
President and Chief Executive Officer
(For the Registrant and as Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement with Michael Rumbolz (effective February 13, 2016) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

10.2

Notice of Grant of Stock Option with Michael Rumbolz, dated February 13, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2016).

10.3

First Amendment to Employment Agreement with Michael D. Rumbolz, effective as of May 10, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.4

Form of Stock Award (Performance-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2014 Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.5

Form of Stock Award (Performance-Based) (Double-Trigger Acceleration) for Executives under the 2014 Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.6

Form of Stock Award (Time-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2014 Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.7

Form of Stock Award (Time-Based) (Double-Trigger Acceleration) for Executives under the 2014 Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.8

Form of Stock Award (Time-Based) (Double-Trigger Acceleration) for Employees under the 2014 Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.9	Form of Stock Option Agreement under the 2014 Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.10

Form of Stock Award (Performance-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2012 Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.11

Form of Stock Award (Performance-Based) (Double-Trigger Acceleration) for Executives under the 2012 Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.12

Form of Stock Award (Time-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2012 Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.13

Form of Stock Award (Time-Based) (Double-Trigger Acceleration) for Executives under the 2012 Plan (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.14

Form of Stock Award (Time-Based) (Double-Trigger Acceleration) for Employees under the 2012 Plan (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.15	Form of Stock Option Agreement under the 2012 Plan (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

31.1*

Certification of Michael D. Rumbolz, President and Chief Executive Officer of Everi Holdings Inc. in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Randy L. Taylor, Chief Financial Officer of Everi Holdings Inc. in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Michael D. Rumbolz, President and Chief Executive Officer of Everi Holdings Inc. in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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