Form 10-Q
period 2016-06-30
Everi Holdings Inc.
filed 2016-08-09
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of August 1, 2016, there were 66,046,772 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In thousands, except loss per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Games	$54,264	$54,868	$102,442	$109,913
Payments	159,736	151,496	317,327	303,924
Total revenues	214,000	206,364	419,769	413,837
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	12,968	12,246	21,404	24,324
Payments cost of revenue (exclusive of depreciation and amortization)	123,498	114,976	246,155	229,921
Operating expenses	30,733	26,847	60,738	42,688
Research and development	4,671	4,470	10,040	9,906
Depreciation	12,470	10,717	24,805	21,094
Amortization	23,600	20,772	46,783	41,427
Total costs and expenses	207,940	190,028	409,925	369,360
Operating income	6,060	16,336	9,844	44,477
Other expenses
Interest expense, net of interest income	24,742	24,958	49,734	50,613
Loss on extinguishment of debt	—	12,977	—	12,977
Total other expenses	24,742	37,935	49,734	63,590
Loss before income tax	(18,682)	(21,599)	(39,890)	(19,113)
Income tax benefit	(7,886)	(8,858)	(15,942)	(6,841)
Net loss	(10,796)	(12,741)	(23,948)	(12,272)
Foreign currency translation	(435)	811	(920)	(62)
Comprehensive loss	$(11,231)	$(11,930)	$(24,868)	$(12,334)
Loss per share
Basic	$(0.16)	$(0.19)	$(0.36)	$(0.19)
Diluted	$(0.16)	$(0.19)	$(0.36)	$(0.19)
Weighted average common shares outstanding
Basic	66,041	65,844	66,038	65,734
Diluted	66,041	65,844	66,038	65,734

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	At June 30,	At December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$85,104	$102,030
Settlement receivables	26,873	44,933
Trade receivables, net of allowances for doubtful accounts of $4.1 million and $3.9 million at June 30, 2016 and December 31, 2015, respectively	48,349	52,382
Other receivables	3,413	4,928
Inventory	25,993	28,738
Prepaid expenses and other assets	19,196	20,772
Total current assets	208,928	253,783
Non-current assets
Property, equipment and leased assets, net	102,943	106,308
Goodwill	789,845	789,803
Other intangible assets, net	357,819	382,462
Other receivables	2,097	6,655
Other assets	8,728	11,374
Total non-current assets	1,261,432	1,296,602
Total assets	$1,470,360	$1,550,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$101,462	$139,819
Accounts payable and accrued expenses	115,658	101,512
Current portion of long-term debt	10,000	10,000
Total current liabilities	227,120	251,331
Non-current liabilities
Deferred tax liability	10,860	27,644
Long-term debt, less current portion	1,113,545	1,129,899
Other accrued expenses and liabilities	3,528	4,091
Total non-current liabilities	1,127,933	1,161,634
Total liabilities	1,355,053	1,412,965

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $0.001 par value, 500,000 shares authorized and 90,898 and 90,877 shares issued at June 30, 2016 and December 31, 2015, respectively	91	91
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	260,788	258,020
Retained earnings	31,232	55,180
Accumulated other comprehensive (loss) income	(602)	318
Treasury stock, at cost, 24,853 and 24,849 shares at June 30, 2016 and December 31, 2015, respectively	(176,202)	(176,189)
Total stockholders’ equity	115,307	137,420
Total liabilities and stockholders’ equity	$1,470,360	$1,550,385

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(23,948)	$(12,272)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	71,588	62,521
Amortization of financing costs	3,349	3,730
Loss on sale or disposal of assets	1,688	374
Accretion of contract rights	4,339	4,092
Provision for bad debts	4,955	4,370
Write-down of assets	4,289	—
Reserve for obsolescence	667	124
Loss on early extinguishment of debt	—	12,977
Stock-based compensation	2,768	3,954
Other non-cash items	(38)	(20)
Changes in operating assets and liabilities:
Settlement receivables	18,030	19,544
Trade and other receivables	1,846	(75)
Inventory	1,502	3,637
Prepaid and other assets	2,617	(18,396)
Deferred income taxes	(16,784)	(7,525)
Settlement liabilities	(38,500)	22,240
Accounts payable and accrued expenses	18,044	27,116

Net cash provided by operating activities	56,412	126,391

Cash flows from investing activities
Capital expenditures	(46,509)	(29,660)
Acquisitions, net of cash acquired	—	(2,257)
Proceeds from sale of fixed assets	4,608	29
Placement fee agreements	(11,187)	(1,255)
Repayments under development agreements	—	2,392
Changes in restricted cash and cash equivalents	54	60

Net cash used in investing activities	(53,034)	(30,691)

Cash flows from financing activities
Repayments of credit facility	(19,400)	(5,000)
Repayments of secured notes	—	(350,000)
Proceeds from issuance of secured notes	—	335,000
Debt issuance costs	(480)	(1,154)
Proceeds from exercise of stock options	—	1,673
Purchase of treasury stock	(13)	(40)

Net cash used in financing activities	(19,893)	(19,521)

Effect of exchange rates on cash	(411)	(257)

Cash and cash equivalents
Net (decrease) increase for the period	(16,926)	75,922
Balance, beginning of the period	102,030	89,095
Balance, end of the period	$85,104	$165,017

See notes to unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2016	2015
Supplemental cash disclosures
Cash paid for interest	$23,603	$25,107
Cash paid for income tax	$622	$1,280
Cash refunded for income tax	$83	$7,464

Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$2,457	$5,091
Issuance of warrant	$—	$2,246
Transfer of leased gaming equipment to inventory	$3,879	$2,886

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

Everi is dedicated to providing video and mechanical reel gaming content and technology solutions, integrated gaming payments solutions and compliance and efficiency software. Everi Games provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including the award winning TournEvent® slot tournament solution; and (b) the central determinant system for the video lottery terminals installed at racetracks in the State of New York. Everi Payments provides: (a) access to cash at gaming facilities via Automated Teller Machine, or ATM, cash withdrawals, credit card cash access transactions, point of sale debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.

2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the full fiscal year. The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

There have been no changes to our basis of presentation and significant accounting policies since the most recent filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Fair Values of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based upon relevant market information about the financial instrument.

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

	Level of		Outstanding
June 30, 2016	Hierarchy	Fair Value	Balance
Term loan	1	$430,599	$470,600
Senior secured notes	3	$306,525	$335,000
Senior unsecured notes	1	$283,500	$350,000

December 31, 2015
Term loan	1	$445,900	$490,000
Senior secured notes	3	$314,900	$335,000
Senior unsecured notes	1	$297,500	$350,000

The senior secured notes were fair valued using a Level 3 input as there was no market activity or observable inputs as of June 30, 2016. The fair value of the senior secured notes was derived using the same rate as the term loan given that both were treated similarly.

Reclassification of Prior Year Balances

Reclassifications were made to the prior-period financial statements to conform to the current period presentation.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, which provides guidance to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The pronouncement is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years, and early adoption is permitted for financial statements that have not been previously issued. This guidance was further clarified in ASU No. 2015-15, which addressed the treatment of debt issuance costs related to line-of credit arrangements. It noted that as ASU No. 2015-03 did not provide guidance on debt issuance costs related to line-of credit arrangements, the SEC would not object to an entity deferring and presenting these specific debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted the guidance in ASU Nos. 2015-03 and 2015-15 retrospectively to reclassify all debt issuance costs not associated with line-of-credit arrangements from the non-current portion of other assets to contra-liabilities included in long-term debt on our Condensed Consolidated Balance Sheets and related notes during the current period.

In January 2015, the FASB issued ASU No. 2015-01, which eliminates the requirement that an entity separately classify, present and disclose extraordinary events and transactions. The pronouncement is effective for annual periods ending after December 15, 2015. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted this guidance during the current period.  There was no impact on our financial statements, as we do not have any extraordinary items.

In June 2014, the FASB issued ASU No. 2014-12, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance during the current period. There was no impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, which provides updated guidance on credit losses for financial assets measured at amortized cost basis and available-for sale debt securities. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal. This guidance will be applied using a modified retrospective approach for the cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective and using a prospective approach for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to the Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to the Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” and supersedes ASC Topic 605, “Revenue Recognition”. The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. The guidance in ASU 2014-09 was further updated by ASU 2016-08 in March 2016, which provides clarification on the implementation of the principal vs agent considerations in ASU 2014-09.  In April 2016, the FASB issued ASU 2016-10, which provides clarification on the implementation of performance obligations and licensing in ASU 2014-09.  In May 2016, the FASB issued ASU 2016-11, which amends guidance provided in two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting over various topics relating to ASU 606. In May 2016, the FASB issued ASU 2016-12, which clarified various topics in ASU 606.  This guidance was originally effective for interim and annual reporting periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU No. 2015-14, which extended the effective date to interim and annual periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within our Notes to the Consolidated Financial Statements.

3. BUSINESS COMBINATIONS

We account for business combinations in accordance with ASC 805, which requires that the identifiable assets acquired and liabilities assumed be recorded at their estimated fair values on the acquisition date separately from goodwill, which is the excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities. We include the results of operations of an acquired business as of the acquisition date. We had no material acquisitions for the three and six months ended June 30, 2016 and 2015.

4. ATM FUNDING AGREEMENTS

Contract Cash Solutions Agreement

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Condensed Consolidated Statements of Loss and Comprehensive Loss, were $0.7 million and $1.6 million for the three and six months ended June 30, 2016, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2015, respectively. We are exposed to interest rate risk to the extent that the applicable London Interbank Offered Rate (“LIBOR”) increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Condensed Consolidated Balance Sheets. The outstanding balance of ATM cash utilized by us from Wells Fargo was $262.2 million and $364.5 million as of June 30, 2016 and December 31, 2015, respectively.

In June 2015, we amended the Contract Cash Solutions Agreement to decrease the maximum amount of cash to be provided to us from $500.0 million to $425.0 million and to extend the term of the agreement from November 30, 2015 to June 30, 2018.

We are responsible for any losses of cash in the ATMs under this agreement and we self‑insure for this risk. We incurred no material losses related to this self‑insurance for the three and six months ended June 30, 2016 and 2015.

Site-Funded ATMs

We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities in the accompanying Condensed Consolidated Balance Sheets was $58.8 million and $84.9 million as of June 30, 2016 and December 31, 2015, respectively.

5. TRADE RECEIVABLES

Trade receivables represent short-term credit granted to customers for which collateral is generally not required. The balance of trade receivables consists of outstanding balances owed to us by gaming establishments and casino patrons. The balance of trade receivables consisted of the following (in thousands):

.	At June 30,	At December 31,
	2016	2015

Trade receivables, net
Games trade receivables	$39,021	$38,064
Payments trade receivables	9,328	14,318
Total trade receivables, net	$48,349	$52,382

The allowance for doubtful accounts for trade receivables includes reserves related to check warranty receivables as well as a general allowance for non-warranty receivables. At least quarterly, we evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the expected losses on our receivables. The expense associated with check warranty receivables is included within Payments cost of revenues (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Loss and Comprehensive Loss. The expense associated with non-warranty receivables is included within operating expenses in the Condensed Consolidated Statements of Loss and Comprehensive Loss. The outstanding balance of the check warranty and non-warranty reserves was $2.7 million and $1.4 million, respectively, as of June 30, 2016 and $3.0 million and $0.9 million, respectively, as of December 31, 2015.

6. OTHER RECEIVABLES

Other receivables include the balance of notes and loans receivable on our games and fully integrated kiosk products, and development agreements, which are generated from reimbursable amounts advanced to tribal customers generally used by the customer to build, expand or renovate its facility. In addition, we had a note receivable with Bee Cave Games, Inc. (“Bee Cave”), which was established prior to our acquisition of Everi Games Holding in December 2014 pursuant to a secured promissory note in the amount of $4.5 million, which bears interest at 7%. The note requires interest only payments for the first 24 months followed by repayments of principal and interest in 48 equal monthly installments. The note receivable was included in the current portion of other receivables within the Condensed Consolidated Balance Sheets at June 30, 2016. In association with the promissory note, the Company received a warrant to purchase the common stock of Bee Cave and recorded a discount to the note for the fair value of the warrant received. The warrant was included in the non-current portion of other assets within the Condensed Consolidation Balance Sheets.

On May 2, 2016, Bee Cave failed to pay its scheduled interest-only payment that was due related to its $4.5 million secured promissory note payable to Everi Games. On May 3, 2016, we issued a Notice of Default and Acceleration to Bee Cave. Under the terms of the promissory note, the maturity of Bee Cave's indebtedness to us under the promissory note for the outstanding principal and unpaid interest has been accelerated and is immediately due and payable. On May 5, 2016, the Company sent notice to Bee Cave of its intent to foreclose on the assets of Bee Cave in full settlement of its outstanding note obligation. The Company continues to evaluate the assets in connection with the foreclosure proceedings. During the three and six months ended June 30, 2016, we recorded a write-down of approximately $4.3 million related to the Bee Cave note receivable and warrant in operating expenses on the Condensed Consolidated Statements of Loss and Comprehensive Loss.

Other receivables also include income taxes receivable and other miscellaneous receivables. The balance of other receivables consisted of the following (in thousands):

	At June 30,	At December 31,
	2016	2015
Other receivables
Notes and loans receivable, net of discount of $0 and $699 at June 30, 2016 and December 31, 2015, respectively	$5,076	$9,930
Federal and state income tax receivable	421	421
Other	13	1,232
Total other receivables	5,510	11,583
Less: current portion of notes and loans receivable	2,097	6,655
Total other receivables, current portion	$3,413	$4,928

7. PREPAID AND OTHER ASSETS

Prepaid and other assets include the balance of prepaid expenses, deposits, debt issuance costs on our revolving credit facility, restricted cash and other assets. The current portion of these assets is included in prepaid and other assets and the non-current portion is included in other assets, both of which are contained within the Condensed Consolidated Balance Sheets.

We reclassified $23.7 million of debt issuance costs related to our outstanding debt from the non-current portion of other assets to contra-liabilities included in long-term debt as of December 31, 2015 in connection with our retrospective adoption of ASU No. 2015-03. The remaining debt issuance costs included in the non-current portion of other assets relate to our line-of-credit arrangements and were not reclassified consistent with our adoption of ASU No. 2015-15.

The balance of the current portion of prepaid and other assets consisted of the following (in thousands):

	At June 30,	At December 31,
	2016	2015

Prepaid expenses and other assets
Prepaid expenses	$7,206	$8,255
Deposits	8,307	8,946
Other	3,683	3,571
Total prepaid expenses and other assets	$19,196	$20,772

The balance of the non-current portion of other assets consisted of the following (in thousands):

	At June 30,	At December 31,
	2016	2015
Other assets
Debt issuance costs	$700	$919
Prepaid expenses and deposits	4,012	4,521
Other	4,016	5,934
Total other assets	$8,728	$11,374

8. INVENTORY

Our inventory primarily consists of component parts as well as finished goods and work-in-progress. The cost of inventory includes cost of materials, labor, overhead and freight. The inventory is stated at the lower of cost or market and accounted for using the FIFO method.

Inventory consisted of the following (in thousands):

	At June 30,	At December 31,
	2016	2015
Inventory
Raw materials and component parts, net of reserves of $991 and $912 at June 30, 2016 and December 31, 2015, respectively	$17,754	$23,663
Work in progress	3,271	1,495
Finished goods	4,968	3,580
Total inventory	$25,993	$28,738

9. PROPERTY, EQUIPMENT AND LEASED ASSETS

Property, equipment and leased assets consist of the following (in thousands):

				At June 30, 2016			At December 31, 2015
	Useful Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Property, equipment and leased assets
Rental pool - deployed	2	-	4	$109,264	$44,404	$64,860	$91,743	$29,993	$61,750
Rental pool - undeployed	2	-	4	12,957	4,749	8,208	11,950	3,361	8,589
ATM equipment		5		16,791	10,242	6,549	20,601	12,885	7,716
Leasehold and building improvements	Lease Term			9,107	2,817	6,290	7,564	2,038	5,526
Cash advance equipment		3		8,263	3,510	4,753	7,662	2,711	4,951
Machinery, office and other equipment	2	-	5	29,599	17,316	12,283	32,313	14,537	17,776
Total				$185,981	$83,038	$102,943	$171,833	$65,525	$106,308

In the second quarter of 2016, our corporate aircraft was classified as held for sale and sold for $4.8 million during the period. We recognized a $0.9 million loss on the sale of the aircraft, which was included in operating expenses in the Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and six months ended June 30, 2016. The aircraft was included in machinery, office and other equipment.

Depreciation expense related to other property, equipment and leased assets totaled approximately $12.5 million and $24.8 million for the three and six months ended June 30, 2016, respectively, and $10.7 million and $21.1 million for the three and six months ended June 30, 2015, respectively. Our property, equipment and leased assets were not impaired for the three and six months ended June 30, 2016 and 2015, respectively.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was $789.8 million at June 30, 2016 and December 31, 2015, respectively.

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

No impairment was identified for our goodwill for the three and six months ended June 30, 2016 and 2015.

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

				At June 30, 2016			At December 31, 2015
	Useful Life				Accumulated	Net Book		Accumulated	Net Book
	(years)			Cost	Amortization	Value	Cost	Amortization	Value
Other intangible assets
Contract rights under development and placement fee agreements	1	-	7	$25,115	$9,426	$15,689	$16,453	$7,612	$8,841
Customer contracts	7	-	14	50,177	37,524	12,653	50,177	34,755	15,422
Customer relationships	8	-	12	231,100	32,205	198,895	231,100	21,723	209,377
Developed technology and software	1	-	6	212,703	94,755	117,948	197,658	63,591	134,067
Patents, trademarks and other	1	-	17	28,439	15,805	12,634	28,240	13,485	14,755
Total				$547,534	$189,715	$357,819	$523,628	$141,166	$382,462

Amortization expense related to other intangible assets totaled approximately $23.6 million and $46.8 million for the three and six months ended June 30, 2016, respectively, and $20.8 million and $41.4 million for the three and six months ended June 30, 2015, respectively. We capitalized and placed into service $3.9 million and $9.7 million of software development costs for the three and six months ended June 30, 2016, respectively, and $4.7 million and $5.7 million of software development costs for the three and six months ended June 30, 2015, respectively.

On a quarterly basis, we evaluate our other intangible assets for potential impairment as part of our quarterly review process. No impairment was identified for our other intangible assets during our assessment for the three and six months ended June 30, 2016 and 2015.

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

In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The development agreements typically provide for a portion of the amounts retained by each facility for its share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable, which are included as part of other receivables current and non-current in the Condensed Consolidated Balance Sheets. There were no receivables related to development agreements at June 30, 2016 and December 31, 2015. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the facility. In the past we have, and in the future, we may, by mutual agreement, amend these agreements to reduce our floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

We paid approximately $10.2 million and $11.2 million to extend the term of placement fee agreements with a customer for certain of its locations for the three and six months ended June 30, 2016, respectively. We did not extend any placement fee agreements for the three months ended June 30, 2015. We paid approximately $1.2 million to extend the term of placement fee agreements with a customer for certain of its locations for the six months ended June 30, 2015.

11.ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents our accounts payable and accrued expenses (in thousands):

	At June 30,	At December 31,
	2016	2015
Accounts payable and accrued expenses
Trade accounts payable	$54,699	$67,139
Accrued interest	23,800	73
Payroll and related expenses	9,609	8,565
Deferred and unearned revenues	9,572	10,836
Cash access processing and related expenses	5,180	4,662
Accrued taxes	2,149	1,654
Other	10,649	8,583
Total accounts payable and accrued expenses	$115,658	$101,512

12. LONG-TERM DEBT

The following table summarizes our outstanding indebtedness (in thousands):

	At June 30,	At December 31,
	2016	2015
Long-term debt
Senior secured term loan	$470,600	$490,000
Senior secured notes	335,000	335,000
Senior unsecured notes	350,000	350,000
Total debt	1,155,600	1,175,000
Less: debt issuance costs and warrant discount	(32,055)	(35,101)
Total debt after debt issuance costs and discount	1,123,545	1,139,899
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion	$1,113,545	$1,129,899

We reclassified $23.7 million of debt issuance costs related to our outstanding debt from the non-current portion of other assets to contra-liabilities included in long-term debt as of December 31, 2015 in connection with our retrospective adoption of ASU No. 2015-03. The remaining debt issuance costs included in the non-current portion of other assets relates to our line-of-credit arrangements and were not reclassified consistent with our adoption of ASU No. 2015-15.

Credit Facilities

In December 2014, Everi Payments, as borrower, and Holdings entered into a credit facility with Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer; Deutsche Bank Securities Inc., as syndication agent; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities, Inc., as joint lead arrangers and joint book managers (the “Credit Agreement”). The Credit Agreement consists of the $500.0 million, six-year senior secured term loan facility that matures in 2020 (the “Term Loan”) and the $50.0 million, five-year senior secured revolving credit facility that matures in 2019 (the “Revolving Credit Facility,” and together with the Term Loan, the “Credit Facilities”). The fees associated with the Credit Facilities included discounts of approximately $7.5 million and debt issuance costs of approximately $13.9 million. All borrowings under the Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default and compliance with representations and warranties.

We are required to repay the Term Loan in an amount equal to 0.50% per quarter of the initial aggregate principal with the final principal repayment installment on the maturity date.  Interest is due in arrears each March, June, September and December and at the maturity date. However, interest may be remitted within one to three months of such dates.

The Term Loan had an applicable interest rate of 6.25% as of June 30, 2016 and December 31, 2015.

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

The Credit Agreement contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness; sell assets or consolidate or merge with or into other companies; pay dividends or repurchase or redeem capital stock; make certain investments; issue capital stock of subsidiaries; incur liens; prepay, redeem or repurchase subordinated debt; and enter into certain types of transactions with our affiliates. The Credit Agreement also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio as well as an annual excess cash flow payment requirement.  Based on our excess cash flow calculation at December 31, 2015, an excess cash flow payment of approximately $14.4 million was made during the three months ended June 30, 2016.

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

At June 30, 2016, we had approximately $470.6 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Credit Facility. We had $50.0 million of additional borrowing availability under the Revolving Credit Facility as of June 30, 2016. The weighted average interest rate on the Credit Facilities was approximately 6.25% for the six months ended June 30, 2016.

We were in compliance with the terms of the Credit Facilities as of June 30, 2016 and December 31, 2015.

Senior Secured Notes and Refinance of Senior Secured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 7.75% Secured Notes due 2021 (the “Secured Notes”). The fees associated with the Secured Notes included debt issuance costs of approximately $13.6 million. The Secured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement. Under the terms of the purchase agreement, during a one-year period following the closing and upon prior notice from the initial purchasers, the Company was required to use commercially reasonable efforts to aid the purchasers in the resale of the Secured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein. Alternatively, we had the ability to redeem the Secured Notes from the initial purchasers without penalty. On April 15, 2015, the Company entered into a note purchase agreement with Everi Payments, CPPIB Credit Investments III Inc. (the “Purchaser”), and Deutsche Bank Trust Company Americas, as collateral agent (the “Note Purchase Agreement”), and issued $335.0 million in aggregate principal amount of the 7.25% Secured Notes due 2021 (the “Refinanced Secured Notes”) to the Purchaser in a private offering. With the proceeds from the issuance of the Refinanced Secured Notes, we redeemed, in full, the Company’s then outstanding Secured Notes from the initial purchasers in accordance with the terms of the indenture governing the Secured Notes. In connection with the issuance of the Refinanced Secured Notes during the second quarter of 2015, we expensed $13.0 million of related debt issuance costs and fees to loss on extinguishment of debt associated with the redeemed Secured Notes that were outstanding prior to the refinance transaction.

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

We were in compliance with the terms of the Refinanced Secured Notes as of June 30, 2016 and December 31, 2015.

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

We were in compliance with the terms of the Unsecured Notes as of June 30, 2016 and December 31, 2015.

13.COMMITMENTS AND CONTINGENCIES

We are subject to claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

Gain Contingency Settlement

In January 2014, we filed a complaint against certain third party defendants alleging conspiracy in restraint of competition regarding interchange fees, monopolization by defendants in the relevant market, and attempted monopolization of the defendants in the relevant market. We demanded a trial by jury of all issues so triable. The defendants filed a motion to dismiss on March 13, 2014. A settlement agreement was reached as of January 16, 2015 and, on January 22, 2015, the settlement agreement was executed and delivered for which we received $14.4 million in cash and recorded the settlement proceeds in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Condensed Consolidated Statements of Loss and Comprehensive Loss for the six months ended June 30, 2015.

14.SHAREHOLDERS’ EQUITY

Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of June 30, 2016 and December 31, 2015, we had no shares of preferred stock outstanding.

Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of June 30, 2016 and December 31, 2015, we had 90,897,797 and 90,877,273 shares of common stock issued, respectively.

Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 2,324 and 4,912 shares of common stock for the three and six months ended June 30, 2016, respectively, at an aggregate purchase price of $4,081 and $13,015, respectively, and 2,599 and 5,444 shares of common stock for the three and six months ended June 30, 2015, respectively, at an aggregate purchase price of $20,167 and $39,910, respectively, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.

15.WEIGHTED AVERAGE COMMON SHARES

The weighted average number of shares of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average shares
Weighted average number of common shares outstanding - basic	66,041	65,844	66,038	65,734
Potential dilution from equity grants(1)	—	—	—	—
Weighted average number of common shares outstanding - diluted	66,041	65,844	66,038	65,734

(1)

The Company was in a net loss position for the three and six months ended June 30, 2016 and 2015, respectively, and therefore, no potential dilution from the application of the treasury stock method was applicable. Equity awards to purchase approximately 17.1 million and 15.9 million of common stock for the three and six months ended June 30, 2016 and 11.9 million and 10.8 million of common stock for the three and six months ended June 30, 2015, were excluded from the computation of diluted net loss per share as this effect would have been antidilutive.

16.SHARE-BASED COMPENSATION

Equity Incentive Awards

Our 2014 Equity Incentive Plan (the “2014 Plan”) and our 2012 Equity Incentive Plan (as amended, the “2012 Plan”) are used to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of our business. The 2014 Plan superseded the then current 2005 Stock Incentive Plan (the “2005 Plan”). The 2012 Plan was assumed in connection with our acquisition of Everi Games Holding and conformed to include similar provisions to those as set forth in the 2014 Plan. Our equity plans are administered by the Compensation Committee of our Board of Directors, which has the authority to select individuals who are to receive options or other equity incentive awards and to specify the terms and conditions of grants of equity incentive awards, the vesting provisions, the terms and the exercise prices.

Generally, we grant the following award types: (a) time-based options, (b) cliff-vesting time-based options, (c) market-based options and (d) restricted stock. These awards have varying vesting provisions and expiration periods. For the three and six months ended June 30, 2016, we granted time- and market-based options.

Our time-based stock options granted under our equity plans vest at a rate of 25% per year on each of the first four anniversaries of the option grant dates. These options expire after a ten-year period.

Our market-based options granted under our equity plans in 2016 vest at a rate of 25% per year on each of the first four anniversaries, provided that as of the vesting date for each vesting tranche, the closing price of the Company’s shares on the New York Stock Exchange is at least a specified price hurdle, defined as a fifty percent (50%) premium to the closing stock price on the grant date. If the price hurdle is not met as of the vesting date for a vesting tranche, then the vested tranche shall vest and become vested shares on the last day of a period of thirty (30) consecutive trading days during which the closing price is at least the price hurdle. These options expire after a ten-year period.

Our market-based stock options granted under the 2014 Plan in 2015 vest if our average stock price in any period of 30 consecutive trading days meets certain target prices during a four-year period that commenced on the date of grant for these options. These options expire after a seven-year period.

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock
	Granted	Granted
Outstanding, December 31, 2015	17,440	310
Additional authorized shares	—	—
Granted	4,006	—
Exercised options or vested shares	—	(21)
Canceled or forfeited	(2,991)	(154)
Outstanding, June 30, 2016	18,455	135

The maximum number of shares available for future equity awards, both under the 2014 Plan and 2012 Plan, is approximately 5.0 million shares of our common stock. There are no shares available for future equity awards under the 2005 Plan.

Stock Options

The fair value of our standard time-based options was determined as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six months ended
	June 30,
	2016	2015
Risk-free interest rate	1%	1%
Expected life of options (in years)	5	4
Expected volatility	51%	43%
Expected dividend yield	—%	—%

For the three and six months ended June 30, 2016, certain executive and director grants were valued under the Black-Scholes option pricing model that utilized different assumptions from those used for our standard time-based options. For the time-based options granted on February 25, 2016, the assumptions were: (a) risk-free interest rate of 1%; (b) expected term of five years; (c) expected volatility of 49%; and (d) no expected dividend yield. For the time-based options granted on February 13, 2016, the assumptions were: (a) risk-free interest rate of 1%; (b) expected term of six years; (c) expected volatility of 49%; and (d) no expected dividend yield.

The fair value of market-based options was determined as of the date of grant using a lattice-based option valuation model with the following assumptions:

	Six months ended
	June 30,
	2016	2015
Risk-free interest rate	2%	1%
Measurement period (in years)	10	4
Expected volatility	68%	47%
Expected dividend yield	—%	—%

The following tables present the options activity:

			Weighted
	Number of	Weighted Average	Average Life	Aggregate
	Common Shares	Exercise Price	Remaining	Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Outstanding, December 31, 2015	17,440	$7.41	6.6	$1,212
Granted	4,006	1.65
Exercised	—	—
Canceled or forfeited	(2,991)	7.35
Outstanding, June 30, 2016	18,455	$6.17	6.9	$—
Vested and expected to vest, June 30, 2016	16,336	$6.28	6.7	$—
Exercisable, June 30, 2016	9,325	$7.41	5.1	$—

There were 3.4 million and 4.0 million options granted for the three and six months ended June 30, 2016, respectively. There were 6.1 million options granted for the three and six months ended June 30, 2015. The weighted average grant date fair value per share of the options granted was $0.73 and $0.81 for the three and six months ended June 30, 2016, respectively. The weighted average grant date fair value per share of the options granted was $2.49 for the three and six months ended June 30, 2015. No options were exercised during the three and six months ended June 30, 2016. The total intrinsic value of options exercised was $0.3 million and $0.8 million for the three and six months ended June 30, 2015, respectively.

There was $15.2 million in unrecognized compensation expense related to options expected to vest as of June 30, 2016. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.5 years. We recorded $2.6 million in non-cash compensation expense related to options granted that were expected to vest for the six months ended June 30, 2016. There were no proceeds received from the exercise of options as no exercises occurred during the period.

There was $21.8 million in unrecognized compensation expense related to options expected to vest as of June 30, 2015. This cost was expected to be recognized on a straight-line basis over a weighted average period of 3.0 years. We recorded $3.5 million in non-cash compensation expense related to options granted that were expected to vest as of June 30, 2015. We received $1.7 million in cash from the exercise of options for the six months ended June 30, 2015.

Restricted Stock

The following is a summary of non-vested share awards for our time-based restricted stock:

		Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
	(in thousands)	(per share)
Outstanding, December 31, 2015	310	$7.11
Granted	—	—
Vested	(21)	7.09
Forfeited	(154)	7.12
Outstanding, June 30, 2016	135	$7.11

There were no shares of restricted stock granted for the three and six months ended June 30, 2016 and 2015. The total fair value of restricted stock vested was $11,422 and $23,608 for the three and six months ended June 30, 2016, respectively. The total fair value of restricted stock vested was $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively.

There was $1.5 million in unrecognized compensation expense related to shares of time based restricted stock expected to vest as of June 30, 2016. This cost is expected to be recognized on a straight-line basis over a weighted average period of

2.0 years. There were 20,500 shares of restricted stock that vested and we recorded $0.2 million in non-cash compensation expense related to the restricted stock granted that was expected to vest during the six months ended June 30, 2016.

There was $2.5 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest as of June 30, 2015. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.8 years. There were 21,700 shares of time-based restricted shares vested and we recorded $0.4 million in non-cash compensation expense related to the restricted stock granted that was expected to vest for the six months ended June 30, 2015.

17.INCOME TAXES

The provision for income tax reflected an effective income tax rate benefit of 42.2% and 40.0% for the three and six months ended June 30, 2016, respectively, which was higher than the statutory federal rate of 35.0% primarily due to state taxes, the true-up of certain foreign losses, the lower foreign tax rate applicable to our foreign source income, and the benefit from a research credit. The provision for income tax reflected an effective income tax rate expense of 41.0% and 35.8% for the same periods in the prior year, which was higher than the statutory federal rate of 35.0% primarily due to state taxes, the lower foreign tax rate applicable to our foreign source income; partially offset by non-statutory stock options that expired in the year.

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As part of our acquisition of Everi Games Holding in 2014, the Company recorded $0.7 million of unrecognized tax benefits. The Company has not accrued any penalties and interest for its unrecognized tax benefits.  Other than the unrecognized tax benefit related to the acquisition of Everi Games Holding, we believe that our income tax filing positions and deductions will be sustained upon audit and we do not anticipate any adjustments that will result in a material change to our financial position. We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax expense.

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

Our chief operating decision-making group has determined the following to be the operating segments for which we conduct business: (a) Games and (b) Payments. We have reported our financial performance based on our segments in both the current and prior periods. Each of these segments is monitored by our management for performance against its internal forecast and is consistent with our internal management reporting.

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

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

The following tables present segment information (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenues
Games	$54,264	$54,868	$102,442	$109,913
Payments	159,736	151,496	317,327	303,924
Total revenues	$214,000	$206,364	$419,769	$413,837

Operating (loss) income
Games	$(7,210)	$4,199	$(10,456)	$4,813
Payments	13,270	12,137	20,300	39,664
Total operating income	$6,060	$16,336	$9,844	$44,477

	At June 30, 2016	At December 31, 2015
Total assets
Games	$1,071,229	$1,086,147
Payments	399,131	464,238
Total assets	$1,470,360	$1,550,385

Major Customers. For the three and six months ended June 30, 2016 and 2015, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 31% and 32% for the three and six months ended June 30, 2016, respectively, and 28% and 30% for the three and six months ended June 30, 2015, respectively.

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

Presented below is condensed consolidating financial information for (a) Parent, (b) Subsidiary Issuer, (c) the Guarantor Subsidiaries and (d) our U.S. subsidiaries that are not Guarantor Subsidiaries and our foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015. The condensed consolidating financial information has been presented to show the nature of assets held and the results of operations and cash flows of Parent, Subsidiary Issuer, the Guarantor Subsidiaries and the

Non-Guarantor Subsidiaries assuming that the guarantee structure of the Unsecured Notes had been in effect at the beginning of the periods presented.

	Three Months Ended June 30, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues
Games	$—	$—	$54,264	$—	$—	$54,264
Payments	—	148,231	7,685	4,194	(374)	159,736
Total revenues	—	148,231	61,949	4,194	(374)	214,000
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	12,968	—	—	12,968
Payments cost of revenue (exclusive of depreciation and amortization)	—	118,885	2,206	2,407	—	123,498
Operating expenses	—	16,496	14,107	504	(374)	30,733
Research and development	—	—	4,671	—	—	4,671
Depreciation	—	1,965	10,474	31	—	12,470
Amortization	—	3,142	19,888	570	—	23,600
Total costs and expenses	—	140,488	64,314	3,512	(374)	207,940
Operating income (loss)	—	7,743	(2,365)	682	—	6,060
Other expenses (income)
Interest expense, net of interest income	—	1,576	23,105	61	—	24,742
Equity in loss (income) of subsidiaries	10,796	(3,520)	—	—	(7,276)	—
Total other expenses (income)	10,796	(1,944)	23,105	61	(7,276)	24,742
(Loss) income before income tax	(10,796)	9,687	(25,470)	621	7,276	(18,682)
Income tax provision (benefit)	—	1,823	(9,960)	251	—	(7,886)
Net (loss) income	(10,796)	7,864	(15,510)	370	7,276	(10,796)
Foreign currency translation	(435)	—	—	(435)	435	(435)
Comprehensive (loss) income	$(11,231)	$7,864	$(15,510)	$(65)	$7,711	$(11,231)

	Six Months Ended June 30, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues
Games	$—	$—	$102,442	$—	$—	$102,442
Payments	—	294,617	15,103	8,352	(745)	317,327
Total revenues	—	294,617	117,545	8,352	(745)	419,769
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	21,404	—	—	21,404
Payments cost of revenue (exclusive of depreciation and amortization)	—	236,949	4,548	4,658	—	246,155
Operating expenses	—	37,421	23,081	981	(745)	60,738
Research and development	—	—	10,040	—	—	10,040
Depreciation	—	4,484	20,260	61	—	24,805
Amortization	—	6,242	39,391	1,150	—	46,783
Total costs and expenses	—	285,096	118,724	6,850	(745)	409,925
Operating income (loss)	—	9,521	(1,179)	1,502	—	9,844
Other expense (income)
Interest expense, net of interest income	—	3,509	46,103	122	—	49,734
Equity in loss (income) of subsidiaries	23,948	(6,814)	—	—	(17,134)	—
Total other (income) expense	23,948	(3,305)	46,103	122	(17,134)	49,734
(Loss) income before income tax	(23,948)	12,826	(47,282)	1,380	17,134	(39,890)
Income tax expense (benefit)	—	1,936	(18,382)	504	—	(15,942)
Net (loss) income	(23,948)	10,890	(28,900)	876	17,134	(23,948)
Foreign currency translation	(920)	—	—	(920)	920	(920)
Comprehensive (loss) income	$(24,868)	$10,890	$(28,900)	$(44)	$18,054	$(24,868)

	Three Months Ended June 30, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues
Games	$—	$—	$54,868	$—	$—	$54,868
Payments	—	139,818	7,572	4,256	(150)	151,496
Total revenues	—	139,818	62,440	4,256	(150)	206,364
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	12,246	—	—	12,246
Payments cost of revenue (exclusive of depreciation and amortization)	—	110,659	2,129	2,188	—	114,976
Operating expenses	—	18,809	7,736	452	(150)	26,847
Research and development	—	—	4,470	—	—	4,470
Depreciation	—	1,787	8,880	50	—	10,717
Amortization	—	2,193	17,964	615	—	20,772
Total costs and expenses	—	133,448	53,425	3,305	(150)	190,028
Operating income	—	6,370	9,015	951	—	16,336
Other expense (income)
Interest expense, net of interest income	—	1,834	23,036	88	—	24,958
Equity in loss (income) of subsidiaries	12,741	(3,665)	—	—	(9,076)	—
Loss on extinguishment of debt	—	12,977	—	—	—	12,977
Total other expense (income)	12,741	11,146	23,036	88	(9,076)	37,935
(Loss) income before income tax	(12,741)	(4,776)	(14,021)	863	9,076	(21,599)
Income tax (benefit) provision	—	(3,684)	(5,502)	328	—	(8,858)
Net (loss) income	(12,741)	(1,092)	(8,519)	535	9,076	(12,741)
Foreign currency translation	811	—	—	811	(811)	811
Comprehensive loss (income)	$(11,930)	$(1,092)	$(8,519)	$1,346	$8,265	$(11,930)

	Six Months Ended June 30, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues
Games	$—	$—	$109,913	$—	$—	$109,913
Payments	—	281,228	14,896	8,086	(286)	303,924
Total revenues	—	281,228	124,809	8,086	(286)	413,837
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	24,324	—	—	24,324
Payments cost of revenue (exclusive of depreciation and amortization)	—	221,248	4,422	4,251	—	229,921
Operating expenses	—	23,000	19,095	879	(286)	42,688
Research and development	—	—	9,906	—	—	9,906
Depreciation	—	3,561	17,422	111	—	21,094
Amortization	—	4,408	35,735	1,284	—	41,427
Total costs and expenses	—	252,217	110,904	6,525	(286)	369,360
Operating income	—	29,011	13,905	1,561	—	44,477
Other expense (income)
Interest expense, net of interest income	—	4,612	45,823	178	—	50,613
Equity in loss (income) of subsidiaries	12,272	(6,712)	—	—	(5,560)	—
Loss on extinguishment of debt	—	12,977	—	—	—	12,977
Total other expense (income)	12,272	10,877	45,823	178	(5,560)	63,590
(Loss) income before income tax	(12,272)	18,134	(31,918)	1,383	5,560	(19,113)
Income tax expense (benefit)	—	5,022	(12,444)	581	—	(6,841)
Net (loss) income	(12,272)	13,112	(19,474)	802	5,560	(12,272)
Foreign currency translation	(62)	—	—	(62)	62	(62)
Comprehensive (loss) income	$(12,334)	$13,112	$(19,474)	$740	$5,622	$(12,334)

	At June 30, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$61,003	$10,574	$13,527	$—	$85,104
Settlement receivables	—	24,218	—	2,655	—	26,873
Trade receivables, net	—	6,296	42,052	1	—	48,349
Other receivables	—	2,401	923	89	—	3,413
Inventory	—	10,610	15,383	—	—	25,993
Prepaid expenses and other assets	—	7,303	3,493	8,400	—	19,196
Intercompany balances	—	83,020	178,337	1,717	(263,074)	—
Total current assets	—	194,851	250,762	26,389	(263,074)	208,928
Non-current assets
Property, equipment and leasehold improvements, net	—	18,346	84,324	273	—	102,943
Goodwill	—	154,395	634,811	639	—	789,845
Other intangible assets, net	—	28,965	323,081	5,773	—	357,819
Other receivables	—	2,087	10	—	—	2,097
Investment in subsidiaries	115,183	165,027	—	84	(280,294)	—
Deferred tax asset	—	60,478	—	—	(60,478)	—
Other assets	—	5,988	2,212	528	—	8,728
Intercompany balances	—	1,139,750	—	—	(1,139,750)	—
Total non-current assets	115,183	1,575,036	1,044,438	7,297	(1,480,522)	1,261,432
Total assets	$115,183	$1,769,887	$1,295,200	$33,686	$(1,743,596)	$1,470,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$—	$95,922	$137	$5,403	$—	$101,462
Accounts payable and accrued expenses	—	85,135	29,126	1,397	—	115,658
Current portion of long-term debt	—	10,000	—	—	—	10,000
Intercompany balances	—	180,052	76,963	6,059	(263,074)	—
Total current liabilities	—	371,109	106,226	12,859	(263,074)	227,120
Non-current liabilities
Deferred tax liability	—	—	71,338	—	(60,478)	10,860
Long-term debt, less current portion	—	1,113,545	—	—	—	1,113,545
Other accrued expenses and liabilities	—	3,175	353	—	—	3,528
Intercompany balances	—	—	1,139,750	—	(1,139,750)	—
Total non-current liabilities	—	1,116,720	1,211,441	—	(1,200,228)	1,127,933
Total liabilities	—	1,487,829	1,317,667	12,859	(1,463,302)	1,355,053
Stockholders’ equity
Common stock	91	—	—	—	—	91
Convertible preferred stock	—	—	—	—	—	—
Additional paid-in capital	260,788	82,365	4,510	21,098	(107,973)	260,788
Retained earnings	31,232	200,419	(27,101)	2,055	(175,373)	31,232
Accumulated other comprehensive income	(726)	(726)	124	(2,326)	3,052	(602)
Treasury stock, at cost	(176,202)	—	—	—	—	(176,202)
Total stockholders’ equity	115,183	282,058	(22,467)	20,827	(280,294)	115,307
Total liabilities and stockholders’ equity	$115,183	$1,769,887	$1,295,200	$33,686	$(1,743,596)	$1,470,360

	At December 31, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$6	$87,078	$3,900	$11,046	$—	$102,030
Settlement receivables	—	42,437	—	2,496	—	44,933
Trade receivables, net	—	10,750	41,634	(2)	—	52,382
Other receivables	—	4,063	833	32	—	4,928
Inventory	—	12,772	15,966	—	—	28,738
Prepaid expenses and other assets	—	6,464	5,160	9,148	—	20,772
Intercompany balances	—	39,810	168,659	1,431	(209,900)	—
Total current assets	6	203,374	236,152	24,151	(209,900)	253,783
Non-current assets
Property, equipment and leasehold improvements, net	—	26,472	79,514	322	—	106,308
Goodwill	—	154,395	634,811	597	—	789,803
Other intangible assets, net	—	32,000	343,629	6,833	—	382,462
Other receivables	—	3,256	3,399	—	—	6,655
Investment in subsidiaries	137,414	159,735	—	86	(297,235)	—
Deferred tax asset	—	65,577	—	—	(65,577)	—
Other assets	—	7,256	3,667	451	—	11,374
Intercompany balances	—	1,136,505	—	—	(1,136,505)	—
Total non-current assets	137,414	1,585,196	1,065,020	8,289	(1,499,317)	1,296,602
Total assets	$137,420	$1,788,570	$1,301,172	$32,440	$(1,709,217)	$1,550,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$—	$136,109	$162	$3,548	$—	$139,819
Accounts payable and accrued expenses	—	67,736	32,593	1,183	—	101,512
Current portion of long-term debt	—	10,000	—	—	—	10,000
Intercompany balances	—	170,091	32,732	7,077	(209,900)	—
Total current liabilities	—	383,936	65,487	11,808	(209,900)	251,331
Non-current liabilities
Deferred tax liability	—	—	93,221	—	(65,577)	27,644
Long-term debt, less current portion	—	1,129,899	—	—	—	1,129,899
Other accrued expenses and liabilities	—	3,624	467	—	—	4,091
Intercompany balances	—	—	1,136,505	—	(1,136,505)	—
Total non-current liabilities	—	1,133,523	1,230,193	—	(1,202,082)	1,161,634
Total liabilities	—	1,517,459	1,295,680	11,808	(1,411,982)	1,412,965
Stockholders’ equity
Common stock	91	—	—	—	—	91
Convertible preferred stock	—	—	—	—	—	—
Additional paid-in capital	258,020	80,443	3,670	21,101	(105,214)	258,020
Retained earnings	55,180	190,375	1,797	1,180	(193,352)	55,180
Accumulated other comprehensive income	318	293	25	(1,649)	1,331	318
Treasury stock, at cost	(176,189)	—	—	—	—	(176,189)
Total stockholders’ equity	137,420	271,111	5,492	20,632	(297,235)	137,420
Total liabilities and stockholders’ equity	$137,420	$1,788,570	$1,301,172	$32,440	$(1,709,217)	$1,550,385

	Six Months Ended June 30, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net (loss) income	$(23,948)	$10,890	$(28,900)	$876	$17,134	$(23,948)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	—	10,726	59,651	1,211	—	71,588
Amortization of financing costs	—	3,349	—	—	—	3,349
Loss on sale or disposal of assets	—	924	764	—	—	1,688
Accretion of contract rights	—	—	4,339	—	—	4,339
Provision for bad debts	—	17	4,938	—	—	4,955
Write-down of assets	—	—	4,289	—	—	4,289
Reserve for obsolescence	—	365	302	—	—	667
Equity loss (income)	23,948	(6,814)	—	—	(17,134)	—
Stock-based compensation	—	1,929	839	—	—	2,768
Other non-cash items	—	—	(38)	—	—	(38)
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	(21,968)	(25)	1,523	—	(20,470)
Other changes in operating assets and liabilities	1	(4,950)	12,055	119	—	7,225
Net cash provided (used in) by operating activities	1	(5,532)	58,214	3,729	—	56,412
Cash flows from investing activities
Capital expenditures	—	(5,953)	(40,452)	(104)	—	(46,509)
Proceeds from sale of fixed assets	—	4,608	—	—	—	4,608
Advances under development and placement agreements	—	—	(11,187)	—	—	(11,187)
Changes in restricted cash and cash equivalents	—	54	—	—	—	54
Intercompany Investing Activities	6	586	99	(45)	(646)	—
Net cash provided by (used in) investing activities	6	(705)	(51,540)	(149)	(646)	(53,034)
Cash flows from financing activities
Repayments of credit facility	—	(19,400)	—	—	—	(19,400)
Debt issuance costs	—	(480)	—	—	—	(480)
Purchase of treasury stock	(13)	—	—	—	—	(13)
Intercompany financing activities	—	42	—	(688)	646	—
Net cash used in financing activities	(13)	(19,838)	—	(688)	646	(19,893)
Effect of exchange rates on cash	—	—	—	(411)	—	(411)
Cash and cash equivalents
Net (decrease) increase for the period	(6)	(26,075)	6,674	2,481	—	(16,926)
Balance, beginning of the period	6	87,078	3,900	11,046	—	102,030
Balance, end of the period	$—	61,003	10,574	13,527	—	85,104

	Six Months Ended June 30, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net (loss) income	$(12,272)	$13,112	$(19,474)	$802	$5,560	$(12,272)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	7,969	53,157	1,395	—	62,521
Amortization of financing costs	—	3,730	—	—	—	3,730
(Gain) loss on sale or disposal of assets	—	(13)	387	—	—	374
Accretion of contract rights	—	—	4,092	—	—	4,092
Provision for bad debts	—	—	4,370	—	—	4,370
Reserve for obsolescence	—	120	4	—	—	124
Loss on early extinguishment of debt	—	12,977	—	—	—	12,977
Equity in loss (income) of subsidiaries	12,272	(6,712)	—	—	(5,560)	—
Stock-based compensation	—	3,432	522	—	—	3,954
Other non-cash items	—	76	(96)	—	—	(20)
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	43,663	91	(1,970)	—	41,784
Other changes in operating assets and liabilities	28	15,719	(10,163)	(827)	—	4,757
Net cash provided by (used in) operating activities	28	94,073	32,890	(600)	—	126,391
Cash flows from investing activities
Capital expenditures	—	(5,387)	(23,993)	(280)	—	(29,660)
Acquisitions, net of cash acquired	—	(2,257)	—	—	—	(2,257)
Proceeds from sale of fixed assets	—	29	—	—	—	29
Advances under development and placement agreements	—	—	(1,255)	—	—	(1,255)
Repayments under development agreements	—	—	2,392	—	—	2,392
Changes in restricted cash and cash equivalents	—	60	—	—	—	60
Intercompany investing activities	(3,907)	5,423	—	(106)	(1,410)	—
Net cash used in investing activities	(3,907)	(2,132)	(22,856)	(386)	(1,410)	(30,691)
Cash flows from financing activities
Repayments of credit facility	—	(5,000)	—	—	—	(5,000)
Repayments of secured notes	—	(350,000)	—	—	—	(350,000)
Proceeds from issuance of secured notes	—	335,000	—	—	—	335,000
Debt issuance costs	—	(1,154)	—	—	—	(1,154)
Issuance of warrant	2,246	(2,246)	—	—	—	—
Proceeds from exercise of stock options	1,673	—	—	—	—	1,673
Purchase of treasury stock	(40)	—	—	—	—	(40)
Intercompany financing activities	—	106	—	(1,516)	1,410	—
Net cash provided by (used in) financing activities	3,879	(23,294)	—	(1,516)	1,410	(19,521)
Effect of exchange rates on cash	—	—	—	(257)	—	(257)
Cash and cash equivalents
Net increase (decrease) for the period	—	68,647	10,034	(2,759)	—	75,922
Balance, beginning of the period	—	68,143	6,489	14,463	—	89,095
Balance, end of the period	$—	$136,790	$16,523	$11,704	$—	$165,017

20.SUBSEQUENT EVENTS

As of the date of filing, we had not identified, and were not aware of, any subsequent events for the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Information Regarding Forward-Looking Statements

The following management discussion and analysis of financial condition and results of operations contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “project,” “may,” “should,” “will,” “likely,” “will likely result,” “will continue,” “future,” “plan,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: the risk that our recent acquisition of Everi Games Holding will not produce the expected results we anticipate; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions consistent with our forecasts, including Everi Games Holding; expectations regarding our existing and future installed base and win per day; expectations regarding development and placement fee arrangements; expectations regarding customers’ preferences and demands for future gaming offerings; expectations regarding our product portfolio; our continued development of new game content; our entry in new markets;  the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to comply with the Europay, MasterCard and Visa global standard for cards equipped with computer chips; our ability to introduce new products and services; gaming establishment and patron preferences; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; inaccuracies in underlying operating assumptions; expenditures and product development; business prospects; anticipated sales performance; unanticipated expenses or capital needs; technological obsolescence; our ability to comply with our debt covenants and service outstanding debt; employee turnover and other statements that are not historical facts. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized.

These cautionary statements qualify our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This quarterly report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and the information included in our other press releases, reports and other filings with the Securities and Exchange Commission (the “SEC”). Understanding the information contained in these filings is important in order to fully understand our reported financial results and our business outlook for future periods.

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

Everi is dedicated to providing video and mechanical reel gaming content and technology solutions, integrated gaming payments solutions and compliance and efficiency software. Everi Games provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including the award winning TournEvent® slot tournament solution; and (b) the central determinant system for the video lottery terminals installed at racetracks in the State of New York. Everi Payments provides: (a) access to cash at gaming facilities via Automated Teller Machine, or ATM, cash withdrawals, credit card cash access transactions, point of sale debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c)

products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.

Trends and Developments Impacting our Business

Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our Games and Payments businesses. We have identified the more material positive and negative trends affecting our business as the following:

•

Casino gaming is dependent upon discretionary consumer spending, which is typically the first type of spending that is restrained by consumers when they are uncertain about their jobs and income. Global economic uncertainty in the marketplace may have an impact on casino gaming and ultimately the demand for new gaming equipment.

•	The total North American installed slot base remained relatively flat to 2015. We expect flat to moderate growth in the forward replacement cycle for electronic gaming machines (“EGMs”).

•

The volume of new casino openings and new market expansions have slowed from previous years. The reduced demand as a result of fewer new market expansions will reduce the overall demand for slot machines.

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

•	There has been a greater use of personal identification number debit transactions by our customers as opposed to signature-based debit transactions.

•

We face continued competition from smaller competitors in the gaming cash access market and face additional competition from larger gaming equipment manufacturers and systems providers. This increased competition has resulted in pricing pressure for both our Games and Payments businesses.

•

Governmental oversight related to the cost of transaction processing and related fees to the consumer has increased in recent years. We expect the financial services and payments industry to respond to these legislative acts by changing other fees and costs, which may negatively impact our Payments business in the future.

•

Casino operators continue to try to broaden their appeal by focusing on investments in the addition of non-gaming amenities to their facilities, which could impact casino operator’s capital allocation for games.

Factors Affecting Comparability

Our condensed consolidated financial statements included in this report that present our financial condition and results of operations reflect the following transactions and events:

•

In April 2015, we redeemed, in full, $350.0 million in aggregate principal amount of 7.75% Secured Notes due 2021 (the “Secured Notes”) and issued $335.0 million in aggregate principal amount of 7.25% Secured Notes due 2021 (the “Refinanced Secured Notes”). As a result, we expensed $13.0 million of debt issuance costs and fees to loss on extinguishment of debt during the three months ended June 30, 2015.

•

In January 2015, a settlement agreement was reached in connection with a lawsuit we participated in as plaintiffs for which we received and recorded the settlement proceeds of $14.4 million in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the year ended December 30, 2015.

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

Our chief operating decision-making group has determined the following to be the operating segments for which we conduct business: (a) Games and (b) Payments. We have reported our financial performance based on our segments in both the current and prior periods. Each of these segments is monitored by our management for performance against its internal forecast and is consistent with our internal management reporting.

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

Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

The following table presents our unaudited condensed consolidated results of operations (in thousands)*:

	Three Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016 vs 2015
	$	%	$	%	$ Variance	% Variance

Revenues
Games	$54,264	25%	$54,868	27%	$(604)	(1)%
Payments	159,736	75%	151,496	73%	8,240	5%
Total revenues	214,000	100%	206,364	100%	7,636	4%
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	12,968	6%	12,246	6%	722	6%
Payments cost of revenue (exclusive of depreciation and amortization)	123,498	58%	114,976	56%	8,522	7%
Operating expenses	30,733	14%	26,847	13%	3,886	14%
Research and development	4,671	2%	4,470	2%	201	4%
Depreciation	12,470	6%	10,717	5%	1,753	16%
Amortization	23,600	11%	20,772	10%	2,828	14%
Total costs and expenses	207,940	97%	190,028	92%	17,912	9%
Operating income	6,060	3%	16,336	8%	(10,276)	(63)%
Other expenses
Interest expense, net of interest income	24,742	12%	24,958	12%	(216)	(1)%
Loss on extinguishment of debt	—	—%	12,977	6%	(12,977)	—%
Total other expenses	24,742	12%	37,935	18%	(13,193)	(35)%
Loss before income tax	(18,682)	(9)%	(21,599)	(10)%	2,917	(14)%
Income tax benefit	(7,886)	(4)%	(8,858)	(4)%	972	(11)%
Net loss	$(10,796)	(5)%	$(12,741)	(6)%	$1,945	(15)%

*    Rounding may cause variances.

Revenues

Total revenues increased by $7.6 million, or 4%, to $214.0 million for the three months ended June 30, 2016, as compared to the same period in the prior year. This was primarily due to increased Payments revenues, slightly offset by lower Games revenues.

Games revenues decreased by $0.6 million, or 1%, to $54.3 million for the three months ended June 30, 2016, as compared to the same period in the prior year. This was primarily due to a decrease in leased units and win per day per unit, mostly offset by increased unit sales and a higher average sales price per unit.

Payments revenues increased by $8.2 million, or 5%, to $159.7 million for the three months ended June 30, 2016, as compared to the same period in the prior year. This was primarily due to higher transaction volumes from our ATM portfolio acquisitions and increased fees related to ATM cash withdrawals.

Costs and Expenses

Games cost of revenues (exclusive of depreciation and amortization) increased by $0.7 million, or 6%, to $13.0 million for the three months ended June 30, 2016, as compared to the same period in the prior year. This was primarily due to higher costs associated with the increased unit sales volume.

Payments cost of revenues (exclusive of depreciation and amortization) increased by $8.5 million, or 7%, to $123.5 million for the three months ended June 30, 2016, as compared to the same period in the prior year. This was primarily due to the ATM portfolio acquisitions and higher commission expense on ATM revenues.

Operating expenses increased by $3.9 million, or 14%, to $30.7 million for the three months ended June 30, 2016, as compared to the same period in the prior year. This was primarily due to the write-down of an acquired note receivable and warrant associated with Bee Cave, partially offset by a decrease in stock-based compensation expense.

Depreciation increased by $1.8 million, or 16%, to $12.5 million for the three months ended June 30, 2016, as compared to the same period in the prior year. This was primarily related to increased fixed assets being placed in service.

Amortization increased by $2.8 million, or 14%, to $23.6 million for the three months ended June 30, 2016, as compared to the same period in the prior year. This was primarily related to an increase in intangible assets being placed in service related to developed technology and software as well as certain intangible assets acquired in the third and fourth quarters of 2015.

Primarily as a result of the factors described above, operating income decreased by $10.3 million, or 63%, to $6.1 million for the three months ended June 30, 2016, as compared to the same period in the prior year. The operating income margin decreased from 8% for the three months ended June 30, 2015 to 3% for the three months ended June 30, 2016.

Interest expense, net of interest income, decreased by $0.2 million, or 1%, to $24.7 million for the three months ended June 30, 2016, as compared to the same period in the prior year. The decrease is related to lower outstanding debt balances and write-off of debt issuance costs related to our Refinanced Secured Notes offset by a higher interest rate under the Contract Cash Solutions agreement with Wells Fargo.

Income tax benefit decreased by $1.0 million, or 11%, to a benefit of $7.9 million for the three months ended June 30, 2016, as compared to the same period in the prior year. This was primarily due to the decrease in loss before income tax expense of $2.9 million. The benefit for income tax reflected an effective income tax rate benefit of 42.2% for the three months ended June 30, 2016, which was higher than the statutory federal rate of 35% primarily due to state taxes, the increased valuation of certain foreign losses, the lower foreign tax rate applicable to our foreign source income, and the benefit from a research credit. The provision for income tax reflected an effective income tax rate expense of 41.0% for the same period in the prior year, which was higher than the statutory federal rate of 35% primarily due to state taxes, the lower foreign tax rate applicable to our foreign source income.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

The following table presents our unaudited condensed consolidated results of operations (in thousands)*:

	Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016 vs 2015
	$	%	$	%	$ Variance	% Variance

Revenues
Games	$102,442	24%	$109,913	27%	$(7,471)	(7)%
Payments	317,327	76%	303,924	73%	13,403	4%
Total revenues	419,769	100%	413,837	100%	5,932	1%
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	21,404	5%	24,324	6%	(2,920)	(12)%
Payments cost of revenue (exclusive of depreciation and amortization)	246,155	59%	229,921	56%	16,234	7%
Operating expenses	60,738	15%	42,688	10%	18,050	42%
Research and development	10,040	2%	9,906	2%	134	1%
Depreciation	24,805	6%	21,094	5%	3,711	18%
Amortization	46,783	11%	41,427	10%	5,356	13%
Total costs and expenses	409,925	98%	369,360	89%	40,565	11%
Operating income	9,844	2%	44,477	11%	(34,633)	(78)%
Other expenses
Interest expense, net of interest income	49,734	12%	50,613	12%	(879)	(2)%
Loss on extinguishment of debt	—	—%	12,977	3%	(12,977)	—%
Total other expenses	49,734	12%	63,590	15%	(13,856)	(22)%
Loss before income tax	(39,890)	(10)%	(19,113)	(5)%	(20,777)	109%
Income tax benefit	(15,942)	(4)%	(6,841)	(2)%	(9,101)	133%
Net loss	$(23,948)	(6)%	$(12,272)	(3)%	$(11,676)	95%

*    Rounding may cause variances.

Revenues

Total revenues increased by $5.9 million, or 1%, to $419.8 million for the six months ended June 30, 2016, as compared to the same period in the prior year. This was primarily due to increased Payments revenues, partially offset by lower Games revenues.

Games revenues decreased by $7.5 million, or 7%, to $102.4 million for the six months ended June 30, 2016, as compared to the same period in the prior year. This was primarily due to a decrease in unit sales volume and a decrease in leased units and win per day per unit, partially offset by an increase in average sales price per unit.

Payments revenues increased by $13.4 million, or 4%, to $317.3 million for the six months ended June 30, 2016, as compared to the same period in the prior year. This was primarily due to higher transaction volumes from our ATM portfolio acquisitions and increased fees related to ATM cash withdrawals, partially offset by a decrease in revenues from cash advance and a decrease in unit sales of fully integrated kiosks.

Costs and Expenses

Games cost of revenues (exclusive of depreciation and amortization) decreased by $2.9 million, or 12%, to $21.4 million for the six months ended June 30, 2016, as compared to the same period in the prior year. This was primarily due to the decrease in game unit sales volume.

Payments cost of revenues (exclusive of depreciation and amortization) increased by $16.2 million, or 7%, to $246.2 million for the six months ended June 30, 2016, as compared to the same period in the prior year. This was primarily due to the ATM portfolio acquisitions and higher commission expense on ATM revenues.

Operating expenses increased by $18.1 million, or 42%, to $60.7 million for the six months ended June 30, 2016, as compared to the same period in the prior year. This was primarily due to the impact of a gain contingency settlement of $14.4 million during the prior year and the write-down of a note receivable and warrant associated with Bee Cave, partially offset by a decrease in stock-based compensation expense.

Depreciation increased by $3.7 million, or 18%, to $24.8 million for the six months ended June 30, 2016, as compared to the same period in the prior year. This was primarily related to increased fixed assets being placed in service.

Amortization increased by $5.4 million, or 13%, to $46.8 million for the six months ended June 30, 2016, as compared to the same period in the prior year. This was primarily related to an increase in intangible assets being placed in service related to developed technology and software as well as certain intangible assets acquired in the third and fourth quarters of 2015.

Primarily as a result of the factors described above, operating income decreased by $34.6 million, or 78%, to $9.8 million for the six months ended June 30, 2016, as compared to the same period in the prior year. The operating income margin decreased from 11% for the six months ended June 30, 2015 to 2% for the six months ended June 30, 2016.

Interest expense, net of interest income, decreased by $0.9 million, or 2%, to $49.7 million for the six months ended June 30, 2016, as compared to the same period in the prior year. The decrease is related to lower outstanding debt balances, the lower interest rate and write-off of debt issuance costs related to our Refinanced Secured Notes offset by a higher interest rate under the Contract Cash Solutions agreement with Wells Fargo.

Income tax benefit increased by $9.1 million, or 133%, to a benefit of $15.9 million for the six months ended June 30, 2016, as compared to the same period in the prior year. This was primarily due to the increase in loss before income tax expense of $20.8 million. The benefit for income tax reflected an effective income tax rate benefit of 40.0% for the six months ended June 30, 2016, which was higher than the statutory federal rate of 35% primarily due to state taxes, the true-up of certain foreign losses, the lower foreign tax rate applicable to our foreign source income, and the benefit from a research credit. The provision for income tax reflected an effective income tax rate expense of 35.8% for the same period in the prior year, which was higher than the statutory federal rate of 35% primarily due to state taxes, an increase in our valuation allowance for certain foreign losses and non-cash compensation expenses related to stock options; partially offset by a lower foreign tax rate applicable to certain foreign source income.

Games Revenues and Participation Units

The following tables include the revenues from our Games segment and the related participation units (amounts in thousands, except for EGMs):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Total		% of Games	Total		% of Games
	EGMs	Revenue	Revenue	EGMs	Revenue	Revenue	% Variance
Games revenues and participation units
Contractual agreement	5,268	$8,680	16%	5,454	$10,090	18%	(14)%
Participation revenue	7,911	24,738	45%	7,881	25,058	46%	(1)%
Sales	—	15,483	29%	—	13,517	25%	15%
NY Lottery	—	4,680	9%	—	4,521	8%	4%
Other	—	683	1%	129	1,682	3%	(59)%
Total	13,179	$54,264	100%	13,464	$54,868	100%	(1)%

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Total		% of Games	Total		% of Games
	EGMs	Revenue	Revenue	EGMs	Revenue	Revenue	% Variance
Games revenues and participation units
Contractual agreement	5,268	$19,045	19%	5,454	$21,565	20%	(12)%
Participation revenue	7,911	49,346	48%	7,881	48,724	44%	1%
Sales	—	23,923	23%	—	28,097	26%	(15)%
NY Lottery	—	9,194	9%	—	8,709	8%	6%
Other	—	934	1%	129	2,818	2%	(67)%
Total	13,179	$102,442	100%	13,464	$109,913	100%	(7)%

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

For the three and six months ended June 30, 2016, there were no material changes to the critical accounting policies and estimates discussed in our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recent Accounting Guidance

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies – Recent Accounting Guidance” to the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting guidance.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents selected balance sheet information and an unaudited reconciliation of cash and cash equivalents to net cash available (in thousands):

	At June 30,	At December 31,
	2016	2015
Balance sheet data
Total assets	$1,470,360	$1,550,385
Total borrowings	$1,123,545	$1,139,899
Stockholders’ equity	$115,307	$137,420

Net cash available*
Cash and cash equivalents	$85,104	$102,030
Add: Settlement receivables	26,873	44,933
Less: Settlement liabilities	(101,462)	(139,819)
Total net cash available	$10,515	$7,144

     Non-GAAP measure. Our cash position as measured by cash and cash equivalents depends upon changes in settlement receivables and the timing of payments related to settlement liabilities. As such, our cash and cash equivalents can change substantially based upon the timing of our receipt of payment for settlement receivables and payments we make to customers for our settlement liabilities. We define net cash available as cash and cash equivalents plus settlement receivables less settlement liabilities. In order to enhance investor understanding of our cash balance we provide a reconciliation of cash and cash equivalents to net cash available. Net cash available is not a measure of the Company’s current financial position under GAAP. Accordingly, it should not be considered in isolation or as a substitute for, and should be read in conjunction with, cash and cash equivalents prepared in accordance with GAAP. The above table is a reconciliation of the Company’s cash and cash equivalents per GAAP to net cash available.

Cash Resources

Our cash balance, cash flows and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at June 30, 2016 included cash in non-U.S. jurisdictions of approximately $15.1 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions. These activities result in a balance due to us at the end of each business day that we recoup over the next few business days and classify as settlement receivables. These activities also result in a balance due to our customers at the end of each business day that we remit over the next few business days and classify as settlement liabilities. As of June 30, 2016, we had $26.9 million in settlement receivables for which we generally receive payment within the next month. As of June 30, 2016, we had $101.5 million in settlement liabilities due to our customers for these settlement services that are generally paid within the next month. As the timing of cash received from settlement receivables and payment of settlement liabilities may differ, the total amount of cash held by us will fluctuate throughout the year. As of June 30, 2016 and December 31, 2015, the net cash available after considering settlement amounts was approximately $10.5 million and $7.1 million, respectively.

Sources and Uses of Cash

The following table presents a summary of our cash flow activity (in thousands):

	Six Months Ended June 30,		June 30, 2016 vs 2015
	2016	2015	Increase/(Decrease)
Cash flow activities
Net cash provided by operating activities	$56,412	$126,391	$(69,979)
Net cash used in investing activities	$(53,034)	$(30,691)	$(22,343)
Net cash used in financing activities	$(19,893)	$(19,521)	$(372)
Effect of exchange rates on cash	$(411)	$(257)	$(154)

Cash and cash equivalents
Net (decrease) increase for the period	(16,926)	75,922	(92,848)
Balance, beginning of the period	102,030	89,095	12,935
Balance, end of the period	$85,104	$165,017	$(79,913)

Cash flows provided by operating activities decreased by $70.0 million for the six months ended June 30, 2016, as compared to the same period in the prior year. This was primarily related to the impact of the change in settlement liabilities and accounts payable and accrued expenses for the period compared to the prior year period.

Cash flows used in investing activities increased by $22.3 million for the six months ended June 30, 2016, as compared to the same period in the prior year.  This was primarily due to an increase in capital expenditures and placement fee agreements.

Cash flows used in financing activities increased by $0.4 million for the six months ended June 30, 2016, as compared to the same period in the prior year. This was due to a decrease in proceeds from the exercise of stock options, partially offset by a decrease in the payment of debt issuance costs.

Long-Term Debt

The following table summarizes our indebtedness (in thousands):

	At June 30,	At December 31,
	2016	2015
Long-term debt
Senior secured term loan	$470,600	$490,000
Senior secured notes	335,000	335,000
Senior unsecured notes	350,000	350,000
Total long-term debt	1,155,600	1,175,000
Less: original issue and warrant discount	(32,055)	(35,101)
Total long-term debt after debt issuance costs and discount	1,123,545	1,139,899
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion	$1,113,545	$1,129,899

We reclassified $23.7 million of debt issuance costs related to our outstanding debt from the non-current portion of other assets to contra-liabilities included in long-term debt as of December 31, 2015 in connection with our retrospective adoption of ASU No. 2015-03. The remaining debt issuance cost included in the non-current portion of other assets relates to line-of-credit arrangements and was not reclassified consistent with ASU No. 2015-15.

Credit Facilities

In December 2014, Everi Payments, as borrower, and Holdings entered into the Credit Agreement with Everi Payments, Holdings, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer; Deutsche Bank Securities Inc., as syndication agent; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche

Bank Securities, Inc., as joint lead arrangers and joint book managers (the “Credit Agreement”). The Credit Agreement consists of the $500.0 million six-year senior secured term loan facility that matures in 2020 (the “Term Loan”) and the $50.0 million, five-year senior secured revolving credit facility that matures in 2019 (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Facilities”). The fees associated with the Credit Facilities included discounts of approximately $7.5 million and debt issuance costs of approximately $13.9 million. All borrowings under the Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default and compliance with representations and warranties.

We are required to repay the Term Loan in an amount equal to 0.50% per quarter of the initial aggregate principal with the final principal repayment installment on the maturity date.  Interest is due in arrears each March, June, September and December and at the maturity date. However, interest may be remitted within one to three months of such dates.

The Term Loan had an applicable interest rate of 6.25% as of June 30, 2016 and December 31, 2015.

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

The Credit Agreement contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness; sell assets or consolidate or merge with or into other companies; pay dividends or repurchase or redeem capital stock; make certain investments; issue capital stock of subsidiaries; incur liens; prepay, redeem or repurchase subordinated debt; and enter into certain types of transactions with our affiliates. The Credit Agreement also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio as well as an annual excess cash flow requirement. Based on our excess cash flow calculation at December 31, 2015, an excess cash flow payment of approximately $14.4 million was made during the three months ended June 30, 2016.

Events of default under the Credit Agreement include customary events such as a cross-default provision with respect to other material debt (which includes the Refinanced Secured Notes and the Unsecured Notes). In addition, an event of default will occur if Holdings undergoes a change of control. This is defined to include the case where Holdings ceases to own 100% of the equity interests of Everi Payments, or where any person or group acquires a percentage of the economic or voting interests of Holdings’ capital stock of 35% or more (determined on a fully diluted basis), or where a majority of the board of directors of Everi Payments ceases to consist of persons who are directors of Holdings on the closing date of the Credit Facilities or other directors whose nomination for election to the board of directors of Holdings was recommended by a majority of the then continuing directors. At June 30, 2016, we had approximately $470.6 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Credit Facility. We had

$50.0 million of additional borrowing availability under the Revolving Credit Facility as of June 30, 2016. The weighted average interest rate on the Credit Facilities was approximately 6.25% for six months ended June 30, 2016.

We were in compliance with the terms of the Credit Facilities as of June 30, 2016 and December 31, 2015.

Senior Secured Notes and Refinance of Senior Secured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of the Secured Notes. The fees associated with the Secured Notes included debt issuance costs of approximately $13.6 million. The Secured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement. Under the terms of the purchase agreement, during a one year period following the closing and upon prior notice from the initial purchasers, the Company was required to use commercially reasonable efforts to aid the purchasers in the resale of the Secured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein. Alternatively, we had the ability to redeem the Secured Notes from the initial purchasers without penalty. On April 15, 2015, the Company entered into the Note Purchase Agreement, and issued $335.0 million in aggregate principal amount of the Refinanced Secured Notes to the Purchaser. With the proceeds from the issuance of the Refinanced Secured Notes, we redeemed, in full, the Company’s then outstanding Secured Notes from the initial purchasers in accordance with the terms of the indenture governing the Secured Notes. In connection with the issuance of the Refinanced Secured Notes during the second quarter of 2015, we expensed $13.0 million of related debt issuance costs and fees to loss on extinguishment of debt associated with the redeemed Secured Notes that were outstanding prior to the refinance transaction.

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

We were in compliance with the terms of the Refinanced Secured Notes as of June 30, 2016 and December 31, 2015.

Senior Unsecured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 10% Unsecured Notes due 2022 (the “Unsecured Notes”). The fees associated with the Unsecured Notes included original issue discounts of approximately $3.8 million and debt issuance costs of approximately $14.0 million.

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

We were in compliance with the terms of the Unsecured Notes as of June 30, 2016 and December 31, 2015.

Contractual Obligations

There were no material changes in our commitments under contractual obligations to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Deferred Tax Asset

The Company recognized a deferred tax asset upon its conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting purposes and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in preexisting goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic statutory tax rate of 37.2%, this results in tax payments being approximately $19.5 million less than the annual provision for income taxes shown on the Condensed Consolidated Statements of Operations and Comprehensive Loss for financial accounting purposes, or the amount of the annual provision, if less. There is an expected aggregate of $55.2 million in cash savings over the remaining life of the portion of the deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations. We believe that it is more likely than not that we will be able to utilize the deferred tax asset. However, the utilization of this tax asset is subject to many factors including our earnings, a change of control of the Company and future earnings.

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

Off-Balance Sheet Arrangements

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Condensed Consolidated Statements of Loss and Comprehensive Loss, were $0.7 million and $1.6 million for the three and six months ended June 30, 2016, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2015, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Condensed Consolidated Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $262.2 million and $364.5 million as of June 30, 2016 and December 31, 2015, respectively.

In June 2015, we amended the Contract Cash Solutions Agreement to decrease the maximum amount of cash to be provided to us from $500.0 million to $425.0 million and to extend the term of the agreement from November 30, 2015 to June 30, 2018.

We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three and six months ended June 30, 2016 and 2015.

Effects of Inflation

Our monetary assets, consisting primarily of cash, receivables, inventory and our non-monetary assets, consisting primarily of the deferred tax asset, goodwill and other intangible assets, are not significantly affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our operating expenses, such as those for salaries and benefits, armored carrier expenses, telecommunications expenses, cost of inventory and equipment repair and maintenance services, which may not be readily recoverable in the financial terms under which we provide our Games and Payments products and services to gaming establishments and their patrons.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. The currency supplied by Wells Fargo was $262.2 million as of June 30, 2016. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $2.6 million impact on income before taxes over a 12-month period.  Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

The Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the Credit Facilities paid based on a base rate or based on LIBOR and we have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. The weighted average interest rate on the Credit Facilities was approximately 6.25% for the six months ended June 30, 2016. Based upon the outstanding balance on the Credit Facilities of $470.6 million as of June 30, 2016, each 1% increase in the applicable LIBOR would have a $4.7 million impact on interest expense over a 12 month period. The interest rates on the Refinanced Secured Notes and the Unsecured Notes are fixed and therefore an increase in LIBOR does not impact the interest expense associated with the Notes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2016

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A. Risk Factors.

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases and Withholding of Equity Securities

	Total Number of		Average Price per
	Shares Purchased or		Share Purchased or
	Withheld		Withheld
	(000’s)
Tax Withholdings
4/1/16 - 4/30/16	0.8	(1)	$2.15	(2)
5/1/16 - 5/31/16	0.7	(1)	$1.51	(2)
6/1/16 - 6/30/16	0.8	(1)	$1.59	(2)

Sub-Total	2.3	(1)	1.75	(2)

Total	2.3		$1.75

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

10.2

Form of Stock Award (Performance-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2014 Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.3

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

10.7	Form of Stock Option Agreement under the 2014 Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

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

10.13	Form of Stock Option Agreement under the 2012 Plan (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

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

August 9, 2016	EVERI HOLDINGS INC.
(Date)	(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

First Amendment to Employment Agreement with Michael D. Rumbolz, effective as of May 10, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.2

Form of Stock Award (Performance-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2014 Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.3

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

10.7	Form of Stock Option Agreement under the 2014 Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

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

10.13	Form of Stock Option Agreement under the 2012 Plan (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016).

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