Form 10-Q
period 2016-09-30
Everi Holdings Inc.
filed 2016-11-09
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 1, 2016, there were 66,054,044 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In thousands, except loss per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Games	$56,218	$53,983	$158,660	$163,896
Payments	165,959	154,763	483,286	458,687
Total revenues	222,177	208,746	641,946	622,583
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	15,467	12,421	36,871	36,745
Payments cost of revenue (exclusive of depreciation and amortization)	127,211	117,396	373,366	347,317
Operating expenses	26,996	26,295	87,735	68,982
Research and development	4,460	5,463	14,499	15,369
Depreciation	12,367	10,943	37,172	32,037
Amortization	24,104	21,512	70,887	62,941
Total costs and expenses	210,605	194,030	620,530	563,391
Operating income	11,572	14,716	21,416	59,192
Other expenses
Interest expense, net of interest income	24,815	24,696	74,548	75,309
Loss on extinguishment of debt	—	87	—	13,063
Total other expenses	24,815	24,783	74,548	88,372
Loss before income tax	(13,243)	(10,067)	(53,132)	(29,180)
Income tax benefit	(4,989)	(3,957)	(20,930)	(10,798)
Net loss	(8,254)	(6,110)	(32,202)	(18,382)
Foreign currency translation	(394)	(788)	(1,314)	(850)
Comprehensive loss	$(8,648)	$(6,898)	$(33,516)	$(19,232)
Loss per share
Basic	$(0.12)	$(0.09)	$(0.49)	$(0.28)
Diluted	$(0.12)	$(0.09)	$(0.49)	$(0.28)
Weighted average common shares outstanding
Basic	66,049	65,941	66,041	65,804
Diluted	66,049	65,941	66,041	65,804

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	At September 30,	At December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$90,488	$102,030
Settlement receivables	35,719	44,933
Trade receivables, net of allowances for doubtful accounts of $4.3 million and $3.9 million at September 30, 2016 and December 31, 2015, respectively	48,393	52,382
Other receivables	4,469	4,928
Inventory	20,777	28,738
Prepaid expenses and other assets	18,762	20,772
Total current assets	218,608	253,783
Non-current assets
Property, equipment and leased assets, net	102,507	106,308
Goodwill	786,859	789,803
Other intangible assets, net	337,798	382,462
Other receivables	1,793	6,655
Other assets	8,648	11,374
Total non-current assets	1,237,605	1,296,602
Total assets	$1,456,213	$1,550,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$117,934	$139,819
Accounts payable and accrued expenses	98,819	101,512
Current portion of long-term debt	10,000	10,000
Total current liabilities	226,753	251,331
Non-current liabilities
Deferred tax liability	5,385	27,644
Long-term debt, less current portion	1,112,765	1,129,899
Other accrued expenses and liabilities	3,277	4,091
Total non-current liabilities	1,121,427	1,161,634
Total liabilities	1,348,180	1,412,965

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $0.001 par value, 500,000 shares authorized and 90,907 and 90,877 shares issued at September 30, 2016 and December 31, 2015, respectively	91	91
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	262,166	258,020
Retained earnings	22,978	55,180
Accumulated other comprehensive (loss) income	(996)	318
Treasury stock, at cost, 24,856 and 24,849 shares at September 30, 2016 and December 31, 2015, respectively	(176,206)	(176,189)
Total stockholders’ equity	108,033	137,420
Total liabilities and stockholders’ equity	$1,456,213	$1,550,385

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(32,202)	$(18,382)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	108,059	94,978
Amortization of financing costs	5,023	5,459
Loss (gain) on sale or disposal of assets	2,554	(3,412)
Accretion of contract rights	6,521	6,006
Provision for bad debts	7,192	6,967
Write-down of assets	4,289	—
Reserve for obsolescence	942	501
Loss on early extinguishment of debt	—	13,063
Stock-based compensation	4,146	6,088
Other non-cash items	(38)	127
Changes in operating assets and liabilities:
Settlement receivables	9,158	17,672
Trade and other receivables	(1,348)	1,873
Inventory	6,315	1,332
Prepaid and other assets	2,912	(1,662)
Deferred income taxes	(22,259)	(11,899)
Settlement liabilities	(22,000)	(12,120)
Accounts payable and accrued expenses	6,544	(3,228)

Net cash provided by operating activities	85,808	103,363

Cash flows from investing activities
Capital expenditures	(67,025)	(49,534)
Acquisitions, net of cash acquired	(694)	(10,857)
Proceeds from sale of fixed assets	4,608	2,103
Placement fee agreements	(11,187)	(2,813)
Repayments under development agreements	—	3,104
Changes in restricted cash and cash equivalents	88	(66)

Net cash used in investing activities	(74,210)	(58,063)

Cash flows from financing activities
Repayments of credit facility	(21,900)	(7,500)
Repayments of secured notes	—	(350,000)
Proceeds from issuance of secured notes	—	335,000
Debt issuance costs	(480)	(1,146)
Proceeds from exercise of stock options	—	1,833
Purchase of treasury stock	(17)	(54)

Net cash used in financing activities	(22,397)	(21,867)

Effect of exchange rates on cash	(743)	(1,055)

Cash and cash equivalents
Net (decrease) increase for the period	(11,542)	22,378
Balance, beginning of the period	102,030	89,095
Balance, end of the period	$90,488	$111,473

See notes to unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2016	2015
Supplemental cash disclosures
Cash paid for interest	$55,465	$59,655
Cash paid for income tax	$1,124	$1,649
Cash refunded for income tax	$92	$14,815

Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$1,427	$1,912
Accrued and unpaid contingent liability for acquisitions	$(3,169)	$4,681
Issuance of warrant	$—	$2,246
Transfer of leased gaming equipment to inventory	$6,222	$4,154

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

2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the full fiscal year. The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

	Level of		Outstanding
September 30, 2016	Hierarchy	Fair Value	Balance
Term loan	1	$450,546	$468,100
Senior secured notes	3	$322,438	$335,000
Senior unsecured notes	1	$336,438	$350,000

December 31, 2015
Term loan	1	$445,900	$490,000
Senior secured notes	3	$314,900	$335,000
Senior unsecured notes	1	$297,500	$350,000

The senior secured notes were fair valued using a Level 3 input as there was no market activity or observable inputs as of September 30, 2016 and December 31, 2015. During the current period, the fair value of the senior secured notes was derived using the same rate as the term loan given that both were treated similarly. During the prior period, the fair value of the senior secured notes was derived using a Level 3 input by evaluating the trading activities of similar debt instruments.

Reclassification of Prior Year Balances

Reclassifications were made to the prior-period financial statements to conform to the current period presentation.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, which provides guidance to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The pronouncement is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years, and early adoption is permitted for financial statements that have not been previously issued. This guidance was further clarified in ASU No. 2015-15, which addressed the treatment of debt issuance costs related to line-of credit arrangements. It noted that as ASU No. 2015-03 did not provide guidance on debt issuance costs related to line-of credit arrangements, the SEC would not object to an entity deferring and presenting these specific debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted the guidance in ASU Nos. 2015-03 and 2015-15 retrospectively to reclassify all debt issuance costs not associated with line-of-credit arrangements from the non-current portion of other assets to contra-liabilities and presented them as reductions to the face amount of each respective long-term debt instrument on our Condensed Consolidated Balance Sheets and related notes during the current period.

In January 2015, the FASB issued ASU No. 2015-01, which eliminates the requirement that an entity separately classify, present and disclose extraordinary events and transactions. The pronouncement is effective for annual periods ending after December 15, 2015. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted this guidance during the current period.  There was no impact on our Condensed Consolidated Financial Statements, as we do not have any extraordinary items.

In June 2014, the FASB issued ASU No. 2014-12, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance during the current period. There was no impact on our Condensed Consolidated Financial Statements.

Recent Accounting Guidance Not Yet Adopted

In October 2016, the FASB issued ASU No. 2016-16, which provides updated guidance on the recognition of the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs, and this eliminates the exception for an intra-entity transfer of such assets. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance will be applied using a modified retrospective approach through a cumulative-effective adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted during the first interim period of the year this guidance is adopted. We are currently evaluating the impact of adopting this guidance on our Condensed Consolidated Financial Statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which provides updated guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance will be applied using a retrospective approach. If it is impracticable to apply the amendments retrospectively for some of the issues within this ASU, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted including adoption in an interim period. We are currently evaluating the impact of adopting this guidance on our Condensed Consolidated Financial Statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, which provides updated guidance on credit losses for financial assets measured at amortized cost basis and available-for sale debt securities. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance will be applied using a modified retrospective approach for the cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective and using a prospective approach for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting this guidance on our Condensed Consolidated Financial Statements and disclosures included within Notes to the Condensed Consolidated Financial Statements.

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

3. BUSINESS COMBINATIONS

Resort Advantage, LLC

In August 2015, we acquired certain assets of Resort Advantage, LLC (“Resort Advantage”) for an aggregate purchase price of approximately $13.3 million, of which we estimated that approximately $4.7 million would be paid under the provisions of the agreement over a period of 40 months. As of September 30, 2016, a payment of approximately $0.7 million was remitted, with a remaining estimate of approximately $1.0 million to be potentially paid under the provisions of the agreement over the remaining term. Resort Advantage is a supplier of comprehensive and integrated solutions for complete Financial Crimes Enforcement Network (“FinCEN”) and Internal Revenue Service regulatory compliance to the gaming industry. The Resort Advantage acquisition did not have a material impact on our results of operations or financial condition. We have not provided the supplemental pro forma impact of the Resort Advantage acquisition on the revenue and earnings of the combined entity as if the acquisition date had been January 1, 2014, and the amount of revenue and earnings derived from Resort Advantage have not been presented on a supplemental basis as such amounts are not material for the three and nine months ended September 30, 2016 and 2015, respectively.

We account for business combinations in accordance with ASC 805, which requires that the identifiable assets acquired and liabilities assumed be recorded at their estimated fair values on the acquisition date separately from goodwill, which is the excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities. We include the results of operations of an acquired business as of the acquisition date. We had no material acquisitions for the three and nine months ended September 30, 2016 and 2015.

4. ATM FUNDING AGREEMENTS

Contract Cash Solutions Agreement

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Condensed Consolidated Statements of Loss and Comprehensive Loss, were $0.7 million and $2.3 million for the three and nine months ended September 30, 2016, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2015, respectively. We are exposed to interest rate risk to the extent that the applicable London Interbank Offered Rate (“LIBOR”) increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Condensed Consolidated Balance Sheets. The outstanding balance of ATM cash utilized by us from Wells Fargo was $212.2 and $364.5 million as of September 30, 2016 and December 31, 2015, respectively.

The Contract Cash Solutions Agreement provides us with cash in the maximum amount of $425.0 million during the term of the agreement, which expires on June 30, 2018.

We are responsible for any losses of cash in the ATMs under this agreement and we self‑insure for this risk. We incurred no material losses related to this self‑insurance for the three and nine months ended September 30, 2016 and 2015.

Site-Funded ATMs

We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability included within settlement liabilities in the accompanying Condensed Consolidated Balance Sheets was $76.0 million and $84.9 million as of September 30, 2016 and December 31, 2015, respectively.

5. TRADE RECEIVABLES

Trade receivables represent short-term credit granted to customers for which collateral is generally not required. The balance of trade receivables consists of outstanding balances owed to us by gaming establishments and casino patrons. The balance of trade receivables consisted of the following (in thousands):

.	At September 30,	At December 31,
	2016	2015
Trade receivables, net
Games trade receivables	$40,724	$38,064
Payments trade receivables	7,669	14,318
Total trade receivables, net	$48,393	$52,382

At least quarterly, we evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the expected losses on our receivables. The allowance for doubtful accounts for trade receivables includes reserves for both Games and Payments receivables. The provision for doubtful accounts is generally included within operating expenses in the Condensed Consolidated Statements of Loss and Comprehensive Loss. We also have a provision for doubtful accounts specifically associated with our outstanding check warranty receivables, which is included within Payments cost of revenues (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Loss and Comprehensive Loss. The outstanding balances of the check warranty and general reserves were $2.9 million and $1.4 million, respectively, as of September 30, 2016 and $3.0 million and $0.9 million, respectively, as of December 31, 2015.

6. OTHER RECEIVABLES

Other receivables include the balance of notes and loans receivable on our games and fully integrated kiosk products; and development agreements, which are generated from reimbursable amounts advanced to tribal customers generally used by the customer to build, expand or renovate its facility.

In addition, we had a note receivable with Bee Cave Games, Inc. (“Bee Cave”), which was established prior to our acquisition of Everi Games Holding in December 2014 pursuant to a secured promissory note in the amount of $4.5 million, which bears annual interest at 7%. The note required interest only payments for the first 24 months followed by repayments of principal and interest in 48 equal monthly installments. In association with the promissory note, the Company received a warrant to purchase the common stock of Bee Cave and recorded a discount to the note for the fair value of the warrant received.

In May 2016, Bee Cave failed to pay its scheduled interest-only payment that was due related to its $4.5 million secured promissory note payable to Everi Games, for which we issued a Notice of Default and Acceleration to Bee Cave of our intent to foreclose on its assets in full settlement of the outstanding note obligation under the terms of the promissory note. At such time, we recorded a write-down of approximately $4.3 million related to the Bee Cave note receivable and warrant in operating expenses on the Condensed Consolidated Statements of Loss and Comprehensive Loss. During the three months ended September 30, 2016, we foreclosed on the Bee Cave assets, evaluated its platform, and began to utilize these assets in connection with our social gaming strategy to deliver content from our existing game library. Consequently, we extinguished the note receivable and recorded $0.5 million of developed technology and software within other intangible assets, net on the Condensed Consolidated Balance Sheets as of September 30, 2016.

Other receivables also include income taxes receivable and other miscellaneous receivables. The balance of other receivables consisted of the following (in thousands):

	At September 30,	At December 31,
	2016	2015
Other receivables
Notes and loans receivable, net of discount of $0 and $699 at September 30, 2016 and December 31, 2015, respectively	$4,908	$9,930
Federal and state income tax receivable	657	421
Other	697	1,232
Total other receivables	6,262	11,583
Less: non-current portion of notes and loans receivable	1,793	6,655
Total other receivables, current portion	$4,469	$4,928

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

The balance of the current portion of prepaid and other assets consisted of the following (in thousands):

	At September 30,	At December 31,
	2016	2015
Prepaid expenses and other assets
Prepaid expenses	$6,334	$8,255
Deposits	8,680	8,946
Other	3,748	3,571
Total prepaid expenses and other assets	$18,762	$20,772

The balance of the non-current portion of other assets consisted of the following (in thousands):

	At September 30,	At December 31,
	2016	2015
Other assets
Debt issuance costs	$747	$919
Prepaid expenses and deposits	3,984	4,521
Other	3,917	5,934
Total other assets	$8,648	$11,374

8. INVENTORY

Our inventory primarily consists of component parts as well as finished goods and work-in-progress. The cost of inventory includes cost of materials, labor, overhead and freight. The inventory is stated at the lower of cost or market and accounted for using the FIFO method.

Inventory consisted of the following (in thousands):

	At September 30,	At December 31,
	2016	2015
Inventory
Raw materials and component parts, net of reserves of $937 and $912 at September 30, 2016 and December 31, 2015, respectively	$14,667	$23,663
Work in progress	2,071	1,495
Finished goods	4,039	3,580
Total inventory	$20,777	$28,738

9. PROPERTY, EQUIPMENT AND LEASED ASSETS

Property, equipment and leased assets consist of the following (in thousands):

				At September 30, 2016			At December 31, 2015
	Useful Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Property, equipment and leased assets
Rental pool - deployed	2	-	4	$117,074	$52,096	$64,978	$91,743	$29,993	$61,750
Rental pool - undeployed	2	-	4	14,680	5,644	9,036	11,950	3,361	8,589
ATM equipment		5		16,786	10,883	5,903	20,601	12,885	7,716
Leasehold and building improvements	Lease Term			9,978	3,263	6,715	7,564	2,038	5,526
Cash advance equipment		3		8,510	3,955	4,555	7,662	2,711	4,951
Machinery, office and other equipment	2	-	5	29,999	18,679	11,320	32,313	14,537	17,776
Total				$197,027	$94,520	$102,507	$171,833	$65,525	$106,308

In the second quarter of 2016, our corporate aircraft was classified as held for sale and sold for $4.8 million during the period. We recognized a $0.9 million loss on the sale of the aircraft, which was included in operating expenses in the Condensed Consolidated Statements of Loss and Comprehensive Loss for the nine months ended September 30, 2016. The aircraft was included in machinery, office and other equipment.

In connection with the sale of certain assets related to our PokerTek products during the three months ended September 30, 2015 for a purchase price of $5.4 million, we recorded a gain of approximately $3.9 million, which was included in the operating expenses in our Condensed Consolidated Statements of Operations and Comprehensive Loss for such period.

Depreciation expense related to other property, equipment and leased assets totaled approximately $12.4 million and $37.2 million for the three and nine months ended September 30, 2016, respectively, and $10.9 million and $32.0 million for the three and nine months ended September 30, 2015, respectively. Our property, equipment and leased assets were not impaired for the three and nine months ended September 30, 2016 and 2015, respectively.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was $786.9 million and $789.8 million at September 30, 2016 and December 31, 2015, respectively.

In accordance with ASC 350, we test goodwill at the reporting unit level, which in certain cases may be a component of an operating segment, for impairment on an annual basis and between annual tests if triggering events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

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

No impairment was identified for our goodwill for the three and nine months ended September 30, 2016 and 2015.

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

				At September 30, 2016			At December 31, 2015
	Useful Life				Accumulated	Net Book		Accumulated	Net Book
	(years)			Cost	Amortization	Value	Cost	Amortization	Value
Other intangible assets
Contract rights under development and placement fee agreements	1	-	7	$24,858	$11,477	$13,381	$16,453	$7,612	$8,841
Customer contracts	7	-	14	50,975	39,019	11,956	50,177	34,755	15,422
Customer relationships	8	-	12	231,100	37,447	193,653	231,100	21,723	209,377
Developed technology and software	1	-	6	218,269	110,998	107,271	197,658	63,591	134,067
Patents, trademarks and other	1	-	17	28,205	16,668	11,537	28,240	13,485	14,755
Total				$553,407	$215,609	$337,798	$523,628	$141,166	$382,462

Amortization expense related to other intangible assets totaled approximately $24.1 million and $70.9 million for the three and nine months ended September 30, 2016, respectively, and $21.5 million and $62.9 million for the three and nine months ended September 30, 2015, respectively. We capitalized and placed into service $6.4 million and $16.0 million of software development costs for the three and nine months ended September 30, 2016, respectively, and $6.7 million and $12.3 million of software development costs for the three and nine months ended September 30, 2015, respectively.

On a quarterly basis, we evaluate our other intangible assets for potential impairment as part of our quarterly review process. No impairment was identified for our other intangible assets during our assessment for the three and nine months ended September 30, 2016 and 2015.

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

In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The development agreements typically provide for a portion of the amounts retained by each facility for its share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable, which are included as part of other receivables current and non-current in the Condensed Consolidated Balance Sheets. There were no receivables related to development agreements at September 30, 2016 and December 31, 2015. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the facility. In the past we have, and in the future, we may, by mutual agreement, amend these agreements to reduce our floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life. We did not enter into any placement fee agreements during the three months ended September 30, 2016 and 2015, respectively. We paid approximately $11.2 million and $2.8 million to extend the term of placement fee agreements with a customer for certain of its locations for the nine months ended September 30, 2016 and 2015, respectively.

During the three months ended September 30, 2016, we foreclosed on the Bee Cave assets, evaluated its platform, and began to utilize these assets in connection with our social gaming strategy to deliver content from our existing game library. Consequently, we extinguished the note receivable and recorded $0.5 million of developed technology and software within other intangible assets, net on the Condensed Consolidated Balance Sheets as of September 30, 2016.

11.ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents our accounts payable and accrued expenses (in thousands):

	At September 30,	At December 31,
	2016	2015
Accounts payable and accrued expenses
Trade accounts payable	$47,956	$67,139
Accrued interest	15,036	73
Payroll and related expenses	8,600	8,565
Deferred and unearned revenues	9,833	10,836
Cash access processing and related expenses	4,666	4,662
Accrued taxes	3,084	1,654
Other	9,644	8,583
Total accounts payable and accrued expenses	$98,819	$101,512

12. LONG-TERM DEBT

The following table summarizes our outstanding indebtedness (in thousands):

	At September 30,	At December 31,
	2016	2015
Long-term debt
Senior secured term loan	$468,100	$490,000
Senior secured notes	335,000	335,000
Senior unsecured notes	350,000	350,000
Total debt	1,153,100	1,175,000
Less: debt issuance costs and warrant discount	(30,335)	(35,101)
Total debt after debt issuance costs and discount	1,122,765	1,139,899
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion	$1,112,765	$1,129,899

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

The Term Loan had an applicable interest rate of 6.25% as of September 30, 2016 and December 31, 2015.

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

The Credit Agreement contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness; sell assets or consolidate or merge with or into other companies; pay dividends or repurchase or redeem capital stock; make certain investments; issue capital stock of subsidiaries; incur liens; prepay, redeem or repurchase subordinated debt; and enter into certain types of transactions with our affiliates. The Credit Agreement also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio as well as an annual excess cash flow payment requirement. Based on our excess cash flow calculation at December 31, 2015, an excess cash flow payment of approximately $14.4 million was made during the nine months ended September 30, 2016.

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

At September 30, 2016, we had approximately $468.1 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Credit Facility. We had $50.0 million of additional borrowing availability under the Revolving Credit Facility as of September 30, 2016. The weighted average interest rate on the Credit Facilities was approximately 6.25% for the nine months ended September 30, 2016.

We were in compliance with the terms of the Credit Facilities as of September 30, 2016 and December 31, 2015.

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

We were in compliance with the terms of the Refinanced Secured Notes as of September 30, 2016 and December 31, 2015.

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

We were in compliance with the terms of the Unsecured Notes as of September 30, 2016 and December 31, 2015.

13.COMMITMENTS AND CONTINGENCIES

We are subject to claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

Gain Contingency Settlement

In January 2014, we filed a complaint against certain third party defendants alleging conspiracy in restraint of competition regarding interchange fees, monopolization by defendants in the relevant market, and attempted monopolization of the defendants in the relevant market. We demanded a trial by jury of all issues so triable. The defendants filed a motion to dismiss on March 13, 2014. A settlement agreement was reached as of January 16, 2015 and, on January 22, 2015, the settlement agreement was executed and delivered for which we received $14.4 million in cash and recorded the settlement proceeds in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Condensed Consolidated Statements of Loss and Comprehensive Loss for the nine months ended September 30, 2015.

14.SHAREHOLDERS’ EQUITY

Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of September 30, 2016 and December 31, 2015, we had no shares of preferred stock outstanding.

Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of September 30, 2016 and December 31, 2015, we had 90,907,273 and 90,877,273 shares of common stock issued, respectively.

Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 2,223 and 7,135 shares of common stock for the three and nine months ended September 30, 2016, respectively, at an aggregate purchase price of $3,879 and $16,894, respectively, and 2,456 and 7,900 shares of common stock for the three and nine months ended September 30, 2015, respectively, at an aggregate purchase price of $14,214 and $54,124, respectively, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.

15.WEIGHTED AVERAGE COMMON SHARES

The weighted average number of shares of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average shares
Weighted average number of common shares outstanding - basic	66,049	65,941	66,041	65,804
Potential dilution from equity grants(1)	—	—	—	—
Weighted average number of common shares outstanding - diluted	66,049	65,941	66,041	65,804

(1)

The Company was in a net loss position for the three and nine months ended September 30, 2016 and 2015, respectively, and therefore, no potential dilution from the application of the treasury stock method was applicable. Equity awards to purchase approximately 18.5 million and 15.9 million shares of common stock for the three and nine months ended September 30, 2016, respectively, and 16.5 million and 12.3 million shares of common stock for the three and nine months ended September 30, 2015, respectively, were excluded from the computation of diluted net loss per share as this effect would have been antidilutive.

16.SHARE-BASED COMPENSATION

Equity Incentive Awards

Our 2014 Equity Incentive Plan (the “2014 Plan”) and our 2012 Equity Incentive Plan (as amended, the “2012 Plan”) are used to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of our business. The 2014 Plan superseded the then current 2005 Stock Incentive Plan (the “2005 Plan”). The 2012 Plan was assumed in connection with our acquisition of Everi Games Holding and conformed to include similar provisions to those as set forth in the 2014 Plan. Our equity plans are administered by the Compensation Committee of our Board of Directors, which has the authority to select individuals who are to receive options or other equity incentive awards and to specify the terms and conditions of grants of equity incentive awards, including, but not limited to: the vesting provisions, the terms and the exercise prices.

Generally, we grant the following award types: (a) time-based options, (b) cliff-vesting time-based options, (c) market-based options and (d) restricted stock. These awards have varying vesting provisions and expiration periods. For the three and nine months ended September 30, 2016, we granted time- and market-based options.

Our time-based stock options granted under our equity plans generally vest at a rate of 25% per year on each of the first four anniversaries of the option grant dates. These options expire after a ten-year period.

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

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock
	Granted	Granted
Outstanding, December 31, 2015	17,440	310
Additional authorized shares	—	—
Granted	4,242	—
Exercised options or vested shares	—	(30)
Canceled or forfeited	(3,367)	(155)
Outstanding, September 30, 2016	18,315	125

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

	Nine months ended
	September 30,
	2016	2015
Risk-free interest rate	1%	1%
Expected life of options (in years)	5	4
Expected volatility	51%	43%
Expected dividend yield	—%	—%

For the nine months ended September 30, 2016, certain executive and director grants were valued under the Black-Scholes option pricing model that utilized different assumptions from those used for our standard time-based options. For the time-based options granted on February 25, 2016, the assumptions were: (a) risk-free interest rate of 1%; (b) expected term of five years; (c) expected volatility of 49%; and (d) no expected dividend yield. For the time-based options granted on February 13, 2016, the assumptions were: (a) risk-free interest rate of 1%; (b) expected term of six years; (c) expected volatility of 49%; and (d) no expected dividend yield.

The fair value of market-based options granted in connection with the annual grant that occurred during the second quarter of 2016 was determined as of the date of grant using a lattice-based option valuation model with the following assumptions:

	Nine months ended
	September 30,
	2016	2015
Risk-free interest rate	2%	1%
Measurement period (in years)	10	4
Expected volatility	68%	43%
Expected dividend yield	—%	—%

For the market-based options granted during the third quarter of 2016, the assumptions were: (a) risk-free interest rate of 2%; (b) expected term of ten years; (c) expected volatility of 69%; and (d) no expected dividend yield.

The following tables present the options activity:

			Weighted
	Number of	Weighted Average	Average Life	Aggregate
	Common Shares	Exercise Price	Remaining	Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Outstanding, December 31, 2015	17,440	$7.41	6.6	$1,212
Granted	4,242	1.65
Exercised	—	—
Canceled or forfeited	(3,367)	7.30
Outstanding, September 30, 2016	18,315	$6.09	6.6	$3,518
Vested and expected to vest, September 30, 2016	16,201	$6.21	6.5	$2,770
Exercisable, September 30, 2016	9,335	$7.28	5.0	$42

There were 0.2 million and 4.2 million options granted for the three and nine months ended September 30, 2016, respectively. There were 0.4 million and 6.5 million options granted for the three and nine months ended September 30, 2015, respectively. The weighted average grant date fair value per share of the options granted was $0.89 and $0.81 for the three and nine months ended September 30, 2016, respectively. The weighted average grant date fair value per share of the options granted was $2.32 and $2.48 for the three and nine months ended September 30, 2015, respectively. No options were exercised during the three and nine months ended September 30, 2016. The total intrinsic value of options exercised was $30,561 and $0.8 million for the three and nine months ended September 30, 2015, respectively.

There was $13.5 million in unrecognized compensation expense related to options expected to vest as of September 30, 2016. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.3 years. We recorded $3.8 million in non-cash compensation expense related to options granted that were expected to vest for the nine months ended September 30, 2016. There were no proceeds received from the exercise of options as no exercises occurred during the period.

There was $20.4 million in unrecognized compensation expense related to options expected to vest as of September 30, 2015. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.8 years. We recorded $5.4 million in non-cash compensation expense related to options granted that were expected to vest as of September 30, 2015. We received $1.8 million in cash from the exercise of options for the nine months ended September 30, 2015.

Restricted Stock

The following is a summary of non-vested share awards for our time-based restricted stock:

		Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
	(in thousands)	(per share)
Outstanding, December 31, 2015	310	$7.11
Granted	—	—
Vested	(30)	7.09
Forfeited	(155)	7.12
Outstanding, September 30, 2016	125	$7.12

There were no shares of restricted stock granted for the three and nine months ended September 30, 2016 and 2015. The total fair value of restricted stock vested was $23,393 and $74,100 for the three and nine months ended September 30, 2016, respectively. The total fair value of restricted stock vested was $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively.

There was $1.3 million in unrecognized compensation expense related to shares of time based restricted stock expected to vest as of September 30, 2016. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.9 years. There were 30,000 shares of restricted stock that vested and we recorded $0.3 million in non-cash compensation expense related to the restricted stock granted that was expected to vest during the nine months ended September 30, 2016.

There was $2.2 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest as of September 30, 2015. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.6 years. There were 32,500 shares of time-based restricted shares vested and we recorded $0.6 million in non-cash compensation expense related to the restricted stock granted that was expected to vest for the nine months ended September 30, 2015.

17.INCOME TAXES

The provision for income tax reflected an effective income tax rate benefit of 37.7% and 39.4% for the three and nine months ended September 30, 2016, respectively, which was higher than the statutory federal rate of 35.0% primarily due to state taxes, the lower foreign tax rate applicable to our foreign source income, and the benefit from a research credit, which was partially offset by non-statutory stock options that expired during 2016. The provision for income tax reflected an effective income tax rate expense of 39.3% and 37.0% for the same periods in the prior year, respectively, which was higher than the statutory federal rate of 35.0% primarily due to state taxes and the lower foreign tax rate applicable to our foreign source income, which was partially offset by non-statutory stock options that expired during 2015.

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

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

The following tables present segment information (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues
Games	$56,218	$53,983	$158,660	$163,896
Payments	165,959	154,763	483,286	458,687
Total revenues	$222,177	$208,746	$641,946	$622,583

Operating (loss) income
Games	$(4,183)	$2,368	$(14,638)	$7,180
Payments	15,755	12,348	36,054	52,012
Total operating income	$11,572	$14,716	$21,416	$59,192

	At September 30, 2016	At December 31, 2015
Total assets
Games	$1,056,064	$1,086,147
Payments	400,149	464,238
Total assets	$1,456,213	$1,550,385

Major Customers. For the three and nine months ended September 30, 2016 and 2015, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 30% and 31% for the three and nine months ended September 30, 2016, respectively, and 29% and 30% for the three and nine months ended September 30, 2015, respectively.

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

Presented below is condensed consolidating financial information for (a) Parent, (b) Subsidiary Issuer, (c) the Guarantor Subsidiaries and (d) our U.S. subsidiaries that are not Guarantor Subsidiaries and our foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015. The condensed consolidating financial information has been presented to show the nature of assets held and the results of operations and cash flows of Parent, Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming that the guarantee structure of the Unsecured Notes had been in effect at the beginning of the periods presented.

	Three Months Ended September 30, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues
Games	$—	$—	$56,218	$—	$—	$56,218
Payments	—	153,145	7,519	5,417	(122)	165,959
Total revenues	—	153,145	63,737	5,417	(122)	222,177
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	15,467	—	—	15,467
Payments cost of revenue (exclusive of depreciation and amortization)	—	122,316	2,206	2,689	—	127,211
Operating expenses	—	16,491	10,148	479	(122)	26,996
Research and development	—	—	4,460	—	—	4,460
Depreciation	—	1,892	10,447	28	—	12,367
Amortization	—	3,128	20,439	537	—	24,104
Total costs and expenses	—	143,827	63,167	3,733	(122)	210,605
Operating income	—	9,318	570	1,684	—	11,572
Other expenses (income)
Interest expense, net of interest income	—	1,371	23,399	45	—	24,815
Equity in loss (income) of subsidiaries	8,254	(4,306)	—	—	(3,948)	—
Total other expenses (income)	8,254	(2,935)	23,399	45	(3,948)	24,815
(Loss) income before income tax	(8,254)	12,253	(22,829)	1,639	3,948	(13,243)
Income tax provision (benefit)	—	3,849	(9,261)	423	—	(4,989)
Net (loss) income	(8,254)	8,404	(13,568)	1,216	3,948	(8,254)
Foreign currency translation	(394)	—	—	(394)	394	(394)
Comprehensive (loss) income	$(8,648)	$8,404	$(13,568)	$822	$4,342	$(8,648)

	Three Months Ended September 30, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues
Games	$—	$—	$53,983	$—	$—	$53,983
Payments	—	143,031	7,127	4,767	(162)	154,763
Total revenues	—	143,031	61,110	4,767	(162)	208,746
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	12,421	—	—	12,421
Payments cost of revenue (exclusive of depreciation and amortization)	—	112,344	2,549	2,503	—	117,396
Operating expenses	—	19,085	6,932	440	(162)	26,295
Research and development	—	—	5,463	—	—	5,463
Depreciation	—	1,881	9,018	44	—	10,943
Amortization	—	2,448	18,487	577	—	21,512
Total costs and expenses	—	135,758	54,870	3,564	(162)	194,030
Operating income	—	7,273	6,240	1,203	—	14,716
Other expense (income)
Interest expense, net of interest income	—	1,365	23,266	65	—	24,696
Equity in loss (income) of subsidiaries	6,110	(3,365)	—	—	(2,745)	—
Loss on extinguishment of debt	—	87	—	—	—	87
Total other expense (income)	6,110	(1,913)	23,266	65	(2,745)	24,783
(Loss) income before income tax	(6,110)	9,186	(17,026)	1,138	2,745	(10,067)
Income tax provision (benefit)	—	2,356	(6,606)	293	—	(3,957)
Net (loss) income	(6,110)	6,830	(10,420)	845	2,745	(6,110)
Foreign currency translation	(788)	—	—	(788)	788	(788)
Comprehensive (loss) income	$(6,898)	$6,830	$(10,420)	$57	$3,533	$(6,898)

	Nine Months Ended September 30, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues
Games	$—	$—	$158,660	$—	$—	$158,660
Payments	—	447,762	22,622	13,769	(867)	483,286
Total revenues	—	447,762	181,282	13,769	(867)	641,946
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	36,871	—	—	36,871
Payments cost of revenue (exclusive of depreciation and amortization)	—	359,265	6,754	7,347	—	373,366
Operating expenses	—	53,912	33,230	1,460	(867)	87,735
Research and development	—	—	14,499	—	—	14,499
Depreciation	—	6,376	30,707	89	—	37,172
Amortization	—	9,370	59,830	1,687	—	70,887
Total costs and expenses	—	428,923	181,891	10,583	(867)	620,530
Operating income (loss)	—	18,839	(609)	3,186	—	21,416
Other expense (income)
Interest expense, net of interest income	—	4,880	69,500	168	—	74,548
Equity in loss (income) of subsidiaries	32,202	(11,120)	—	—	(21,082)	—
Total other expense (income)	32,202	(6,240)	69,500	168	(21,082)	74,548
(Loss) income before income tax	(32,202)	25,079	(70,109)	3,018	21,082	(53,132)
Income tax provision (benefit)	—	5,785	(27,642)	927	—	(20,930)
Net (loss) income	(32,202)	19,294	(42,467)	2,091	21,082	(32,202)
Foreign currency translation	(1,314)	—	—	(1,314)	1,314	(1,314)
Comprehensive (loss) income	$(33,516)	$19,294	$(42,467)	$777	$22,396	$(33,516)

	Nine Months Ended September 30, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues
Games	$—	$—	$163,896	$—	$—	$163,896
Payments	—	424,259	22,023	12,853	(448)	458,687
Total revenues	—	424,259	185,919	12,853	(448)	622,583
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	36,745	—	—	36,745
Payments cost of revenue (exclusive of depreciation and amortization)	—	333,592	6,971	6,754	—	347,317
Operating expenses	—	42,084	26,027	1,319	(448)	68,982
Research and development	—	—	15,369	—	—	15,369
Depreciation	—	5,442	26,440	155	—	32,037
Amortization	—	6,858	54,222	1,861	—	62,941
Total costs and expenses	—	387,976	165,774	10,089	(448)	563,391
Operating income	—	36,283	20,145	2,764	—	59,192
Other expense (income)
Interest expense, net of interest income	—	5,977	69,089	243	—	75,309
Equity in loss (income) of subsidiaries	18,382	(10,077)	—	—	(8,305)	—
Loss on extinguishment of debt	—	13,063	—	—	—	13,063
Total other expense (income)	18,382	8,963	69,089	243	(8,305)	88,372
(Loss) income before income tax	(18,382)	27,320	(48,944)	2,521	8,305	(29,180)
Income tax provision (benefit)	—	7,378	(19,050)	874	—	(10,798)
Net (loss) income	(18,382)	19,942	(29,894)	1,647	8,305	(18,382)
Foreign currency translation	(850)	—	—	(850)	850	(850)
Comprehensive (loss) income	$(19,232)	$19,942	$(29,894)	$797	$9,155	$(19,232)

	At September 30, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$62,494	$10,964	$17,030	$—	$90,488
Settlement receivables	—	31,120	—	4,599	—	35,719
Trade receivables, net	—	4,787	43,606	—	—	48,393
Other receivables	—	3,679	657	133	—	4,469
Inventory	—	7,216	13,561	—	—	20,777
Prepaid expenses and other assets	—	6,360	3,566	8,836	—	18,762
Intercompany balances	—	99,613	183,185	1,879	(284,677)	—
Total current assets	—	215,269	255,539	32,477	(284,677)	218,608
Non-current assets
Property, equipment and leasehold improvements, net	—	16,891	85,365	251	—	102,507
Goodwill	—	151,417	634,811	631	—	786,859
Other intangible assets, net	—	26,306	306,262	5,230	—	337,798
Other receivables	—	1,784	9	—	—	1,793
Investment in subsidiaries	107,833	168,980	—	86	(276,899)	—
Deferred tax asset	—	55,030	—	—	(55,030)	—
Other assets	—	5,707	2,609	332	—	8,648
Intercompany balances	—	1,141,413	—	—	(1,141,413)	—
Total non-current assets	107,833	1,567,528	1,029,056	6,530	(1,473,342)	1,237,605
Total assets	$107,833	$1,782,797	$1,284,595	$39,007	$(1,758,019)	$1,456,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$—	$108,253	$169	$9,512	$—	$117,934
Accounts payable and accrued expenses	—	73,011	24,165	1,643	—	98,819
Current portion of long-term debt	—	10,000	—	—	—	10,000
Intercompany balances	—	184,872	93,646	6,159	(284,677)	—
Total current liabilities	—	376,136	117,980	17,314	(284,677)	226,753
Non-current liabilities
Deferred tax liability	—	—	60,415	—	(55,030)	5,385
Long-term debt, less current portion	—	1,112,765	—	—	—	1,112,765
Other accrued expenses and liabilities	—	2,926	351	—	—	3,277
Intercompany balances	—	—	1,141,413	—	(1,141,413)	—
Total non-current liabilities	—	1,115,691	1,202,179	—	(1,196,443)	1,121,427
Total liabilities	—	1,491,827	1,320,159	17,314	(1,481,120)	1,348,180
Stockholders’ equity
Common stock	91	—	—	—	—	91
Convertible preferred stock	—	—	—	—	—	—
Additional paid-in capital	262,166	83,343	4,906	21,101	(109,350)	262,166
Retained earnings	22,978	208,823	(40,670)	3,271	(171,424)	22,978
Accumulated other comprehensive (loss) income	(1,196)	(1,196)	200	(2,679)	3,875	(996)
Treasury stock, at cost	(176,206)	—	—	—	—	(176,206)
Total stockholders’ equity	107,833	290,970	(35,564)	21,693	(276,899)	108,033
Total liabilities and stockholders’ equity	$107,833	$1,782,797	$1,284,595	$39,007	$(1,758,019)	$1,456,213

	At December 31, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$6	$87,078	$3,900	$11,046	$—	$102,030
Settlement receivables	—	42,437	—	2,496	—	44,933
Trade receivables, net	—	10,750	41,634	(2)	—	52,382
Other receivables	—	4,063	833	32	—	4,928
Inventory	—	12,772	15,966	—	—	28,738
Prepaid expenses and other assets	—	6,464	5,160	9,148	—	20,772
Intercompany balances	—	39,810	168,659	1,431	(209,900)	—
Total current assets	6	203,374	236,152	24,151	(209,900)	253,783
Non-current assets
Property, equipment and leasehold improvements, net	—	26,472	79,514	322	—	106,308
Goodwill	—	154,395	634,811	597	—	789,803
Other intangible assets, net	—	32,000	343,629	6,833	—	382,462
Other receivables	—	3,256	3,399	—	—	6,655
Investment in subsidiaries	137,414	159,735	—	86	(297,235)	—
Deferred tax asset	—	65,577	—	—	(65,577)	—
Other assets	—	7,256	3,667	451	—	11,374
Intercompany balances	—	1,136,505	—	—	(1,136,505)	—
Total non-current assets	137,414	1,585,196	1,065,020	8,289	(1,499,317)	1,296,602
Total assets	$137,420	$1,788,570	$1,301,172	$32,440	$(1,709,217)	$1,550,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$—	$136,109	$162	$3,548	$—	$139,819
Accounts payable and accrued expenses	—	67,736	32,593	1,183	—	101,512
Current portion of long-term debt	—	10,000	—	—	—	10,000
Intercompany balances	—	170,091	32,732	7,077	(209,900)	—
Total current liabilities	—	383,936	65,487	11,808	(209,900)	251,331
Non-current liabilities
Deferred tax liability	—	—	93,221	—	(65,577)	27,644
Long-term debt, less current portion	—	1,129,899	—	—	—	1,129,899
Other accrued expenses and liabilities	—	3,624	467	—	—	4,091
Intercompany balances	—	—	1,136,505	—	(1,136,505)	—
Total non-current liabilities	—	1,133,523	1,230,193	—	(1,202,082)	1,161,634
Total liabilities	—	1,517,459	1,295,680	11,808	(1,411,982)	1,412,965
Stockholders’ equity
Common stock	91	—	—	—	—	91
Convertible preferred stock	—	—	—	—	—	—
Additional paid-in capital	258,020	80,443	3,670	21,101	(105,214)	258,020
Retained earnings	55,180	190,375	1,797	1,180	(193,352)	55,180
Accumulated other comprehensive income (loss)	318	293	25	(1,649)	1,331	318
Treasury stock, at cost	(176,189)	—	—	—	—	(176,189)
Total stockholders’ equity	137,420	271,111	5,492	20,632	(297,235)	137,420
Total liabilities and stockholders’ equity	$137,420	$1,788,570	$1,301,172	$32,440	$(1,709,217)	$1,550,385

	Nine Months Ended September 30, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net (loss) income	$(32,202)	$19,294	$(42,467)	$2,091	$21,082	$(32,202)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	—	15,746	90,537	1,776	—	108,059
Amortization of financing costs	—	5,023	—	—	—	5,023
Loss on sale or disposal of assets	—	1,349	1,205	—	—	2,554
Accretion of contract rights	—	—	6,521	—	—	6,521
Provision for bad debts	—	18	7,174	—	—	7,192
Write-down of assets	—	—	4,289	—	—	4,289
Reserve for obsolescence	—	484	458	—	—	942
Equity loss (income)	32,202	(11,120)	—	—	(21,082)	—
Stock-based compensation	—	2,910	1,236	—	—	4,146
Other non-cash items	—	—	(38)	—	—	(38)
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	(16,538)	6	3,690	—	(12,842)
Other changes in operating assets and liabilities	1	(16,609)	8,777	(5)	—	(7,836)
Net cash provided by operating activities	1	557	77,698	7,552	—	85,808
Cash flows from investing activities
Capital expenditures	—	(7,330)	(59,622)	(73)	—	(67,025)
Acquisitions, net of cash acquired	—	(694)	—	—	—	(694)
Proceeds from sale of fixed assets	—	4,608	—	—	—	4,608
Advances under development and placement agreements	—	—	(11,187)	—	—	(11,187)
Changes in restricted cash and cash equivalents	—	88	—	—	—	88
Intercompany Investing Activities	10	499	175	(67)	(617)	—
Net cash provided by (used in) investing activities	10	(2,829)	(70,634)	(140)	(617)	(74,210)
Cash flows from financing activities
Repayments of credit facility	—	(21,900)	—	—	—	(21,900)
Debt issuance costs	—	(480)	—	—	—	(480)
Purchase of treasury stock	(17)	—	—	—	—	(17)
Intercompany financing activities	—	68	—	(685)	617	—
Net cash used in financing activities	(17)	(22,312)	—	(685)	617	(22,397)
Effect of exchange rates on cash	—	—	—	(743)	—	(743)
Cash and cash equivalents
Net (decrease) increase for the period	(6)	(24,584)	7,064	5,984	—	(11,542)
Balance, beginning of the period	6	87,078	3,900	11,046	—	102,030
Balance, end of the period	$—	62,494	10,964	17,030	—	90,488

	Nine Months Ended September 30, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net (loss) income	$(18,382)	$19,942	$(29,894)	$1,647	$8,305	$(18,382)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	12,300	80,662	2,016	—	94,978
Amortization of financing costs	—	5,459	—	—	—	5,459
Gain on sale or disposal of assets	—	(60)	(3,352)	—	—	(3,412)
Accretion of contract rights	—	—	6,006	—	—	6,006
Provision for bad debts	—	—	6,967	—	—	6,967
Reserve for obsolescence	—	160	341	—	—	501
Loss on early extinguishment of debt	—	13,063	—	—	—	13,063
Equity in loss (income) of subsidiaries	18,382	(10,077)	—	—	(8,305)	—
Stock-based compensation	—	5,144	944	—	—	6,088
Other non-cash items	—	—	127	—	—	127
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	7,510	(9)	(1,949)	—	5,552
Other changes in operating assets and liabilities	(5)	8,003	(20,701)	(881)	—	(13,584)
Net cash (used in) provided by operating activities	(5)	61,444	41,091	833	—	103,363
Cash flows from investing activities
Capital expenditures	—	(13,688)	(35,512)	(334)	—	(49,534)
Acquisitions, net of cash acquired	—	(10,857)	—	—	—	(10,857)
Proceeds from sale of fixed assets	—	103	2,000	—	—	2,103
Advances under development and placement agreements	—	—	(2,813)	—	—	(2,813)
Repayments under development agreements	—	—	3,104	—	—	3,104
Changes in restricted cash and cash equivalents	—	(66)	—	—	—	(66)
Intercompany investing activities	(4,020)	6,600	—	(58)	(2,522)	—
Net cash used in investing activities	(4,020)	(17,908)	(33,221)	(392)	(2,522)	(58,063)
Cash flows from financing activities
Repayments of credit facility	—	(7,500)	—	—	—	(7,500)
Repayments of secured notes	—	(350,000)	—	—	—	(350,000)
Proceeds from issuance of secured notes	—	335,000	—	—	—	335,000
Debt issuance costs	—	(1,146)	—	—	—	(1,146)
Issuance of warrant	2,246	(2,246)	—	—	—	—
Proceeds from exercise of stock options	1,833	—	—	—	—	1,833
Purchase of treasury stock	(54)	—	—	—	—	(54)
Intercompany financing activities	—	25	—	(2,547)	2,522	—
Net cash provided by (used in) financing activities	4,025	(25,867)	—	(2,547)	2,522	(21,867)
Effect of exchange rates on cash	—	—	—	(1,055)	—	(1,055)
Cash and cash equivalents
Net increase (decrease) for the period	—	17,669	7,870	(3,161)	—	22,378
Balance, beginning of the period	—	68,143	6,489	14,463	—	89,095
Balance, end of the period	$—	$85,812	$14,359	$11,302	$—	$111,473

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



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

•

The payments card industry has implemented significant changes in the card acceptance requirements, specifically implementing standards surrounding cash access equipment’s ability to accept cards enabled with Europay, MasterCard and Visa jointly developed card security features (“EMV”) compliant chips. The effective dates for certain of these requirements will continue for the next couple of years and will impact our ability to accept certain card based transactions in the future, our development efforts surrounding our core processing platform and required capital expenditures to obtain equipment and technology to support EMV.

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



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

•

In January 2015, a settlement agreement was reached in connection with a lawsuit we participated in as plaintiffs for which we received and recorded the settlement proceeds of $14.4 million in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Condensed Consolidated Statements of Loss and Comprehensive Loss for the year ended December 31, 2015.

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

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

The following table presents our unaudited condensed consolidated results of operations (in thousands)*:

	Three Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016 vs 2015
	$	%	$	%	$ Variance	% Variance

Revenues
Games	$56,218	25%	$53,983	26%	$2,235	4%
Payments	165,959	75%	154,763	74%	11,196	7%
Total revenues	222,177	100%	208,746	100%	13,431	6%
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	15,467	7%	12,421	6%	3,046	25%
Payments cost of revenue (exclusive of depreciation and amortization)	127,211	57%	117,396	56%	9,815	8%
Operating expenses	26,996	12%	26,295	13%	701	3%
Research and development	4,460	2%	5,463	3%	(1,003)	(18)%
Depreciation	12,367	6%	10,943	5%	1,424	13%
Amortization	24,104	11%	21,512	10%	2,592	12%
Total costs and expenses	210,605	95%	194,030	93%	16,575	9%
Operating income	11,572	5%	14,716	7%	(3,144)	(21)%
Other expenses
Interest expense, net of interest income	24,815	11%	24,696	12%	119	—%
Loss on extinguishment of debt	—	—%	87	—%	(87)	—%
Total other expenses	24,815	11%	24,783	12%	32	—%
Loss before income tax	(13,243)	(6)%	(10,067)	(5)%	(3,176)	32%
Income tax benefit	(4,989)	(2)%	(3,957)	(2)%	(1,032)	26%
Net loss	$(8,254)	(4)%	$(6,110)	(3)%	$(2,144)	35%

*    Rounding may cause variances.

Revenues

Total revenues increased by $13.4 million, or 6%, to $222.2 million for the three months ended September 30, 2016, as compared to the same period in the prior year. This was primarily due to increased Payments revenues.

Games revenues increased by $2.2 million, or 4%, to $56.2 million for the three months ended September 30, 2016, as compared to the same period in the prior year. This was primarily due to increased unit sales and a higher average sales price per unit.

Payments revenues increased by $11.2 million, or 7%, to $166.0 million for the three months ended September 30, 2016, as compared to the same period in the prior year. This was primarily due to higher ATM transaction volume and fees, including an increase in transaction volume from ATM portfolios acquired in late 2015 as well as an increase in revenue from point of sale debit card transactions.

Costs and Expenses

Games cost of revenues (exclusive of depreciation and amortization) increased by $3.0 million, or 25%, to $15.5 million for the three months ended September 30, 2016, as compared to the same period in the prior year. This was primarily due to higher costs associated with the increased unit sales volume.

Payments cost of revenues (exclusive of depreciation and amortization) increased by $9.8 million, or 8%, to $127.2 million for the three months ended September 30, 2016, as compared to the same period in the prior year. This was primarily due to the ATM portfolio acquisitions and higher commission expense on ATM revenues as well as the variable costs associated with the revenue results from point of sale debit card transactions.

Operating expenses increased by $0.7 million, or 3%, to $27.0 million for the three months ended September 30, 2016, as compared to the same period in the prior year. This was primarily due to the recognition of a gain on the sale of assets, which was recorded in the prior period. Excluding this gain, current period operating expenses primarily decreased as a result of lower non-cash stock compensation expense and professional fees.

Research and development decreased by $1.0 million, or 18%, to $4.5 million for the three months ended September 30, 2016, as compared to the same period in the prior year. This was primarily related to a higher capitalization of certain development costs.

Depreciation increased by $1.4 million, or 13%, to $12.4 million for the three months ended September 30, 2016, as compared to the same period in the prior year. This was primarily related to increased fixed assets being placed in service.

Amortization increased by $2.6 million, or 12%, to $24.1 million for the three months ended September 30, 2016, as compared to the same period in the prior year. This was primarily related to an increase in intangible assets being placed in service related to developed technology and software as well as certain intangible assets acquired in the fourth quarter of 2015.

Primarily as a result of the factors described above, operating income decreased by $3.1 million, or 21%, to $11.6 million for the three months ended September 30, 2016, as compared to the same period in the prior year. The operating income margin decreased from 7% for the three months ended September 30, 2015 to 5% for the three months ended September 30, 2016.

Interest expense, net of interest income, was relatively consistent at $24.8 million for the three months ended September 30, 2016, compared to $24.7 for the three months ended September 30, 2015.

Income tax benefit increased by $1.0 million, or 26%, to a benefit of $5.0 million for the three months ended September 30, 2016, as compared to the same period in the prior year. This was primarily due to the increase in loss before income tax expense of $3.2 million. The benefit for income tax reflected an effective income tax rate benefit of 37.7% for the three months ended September 30, 2016, which was higher than the statutory federal rate of 35% primarily due to state taxes, the lower foreign tax rate applicable to our foreign source income, and the benefit from a research credit, which was partially offset by non-statutory stock options that expired during 2016. The provision for income tax reflected an effective income tax rate expense of 39.3% for the same period in the prior year, which was higher than the statutory federal rate of 35% primarily due to state taxes and the lower foreign tax rate applicable to our foreign source income.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

The following table presents our unaudited condensed consolidated results of operations (in thousands)*:

	Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016 vs 2015
	$	%	$	%	$ Variance	% Variance

Revenues
Games	$158,660	25%	$163,896	26%	$(5,236)	(3)%
Payments	483,286	75%	458,687	74%	24,599	5%
Total revenues	641,946	100%	622,583	100%	19,363	3%
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	36,871	6%	36,745	6%	126	—%
Payments cost of revenue (exclusive of depreciation and amortization)	373,366	58%	347,317	56%	26,049	8%
Operating expenses	87,735	14%	68,982	11%	18,753	27%
Research and development	14,499	2%	15,369	2%	(870)	(6)%
Depreciation	37,172	6%	32,037	5%	5,135	16%
Amortization	70,887	11%	62,941	10%	7,946	13%
Total costs and expenses	620,530	97%	563,391	90%	57,139	10%
Operating income	21,416	3%	59,192	10%	(37,776)	(64)%
Other expenses
Interest expense, net of interest income	74,548	12%	75,309	12%	(761)	(1)%
Loss on extinguishment of debt	—	—%	13,063	2%	(13,063)	—%
Total other expenses	74,548	12%	88,372	14%	(13,824)	(16)%
Loss before income tax	(53,132)	(8)%	(29,180)	(5)%	(23,952)	82%
Income tax benefit	(20,930)	(3)%	(10,798)	(2)%	(10,132)	94%
Net loss	$(32,202)	(5)%	$(18,382)	(3)%	$(13,820)	75%

*    Rounding may cause variances.

Revenues

Total revenues increased by $19.4 million, or 3%, to $641.9 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. This was primarily due to increased Payments revenues, partially offset by lower Games revenues.

Games revenues decreased by $5.2 million, or 3%, to $158.7 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. This was primarily due to a lower win per day per unit on leased games.

Payments revenues increased by $24.6 million, or 5%, to $483.3 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. This was primarily due to higher ATM transaction volume and fees, including an increase in transaction volume from ATM portfolios acquired in late 2015.

Costs and Expenses

Games cost of revenues (exclusive of depreciation and amortization) was relatively consistent at $36.9 million for the nine months ended September 30, 2016, compared to $36.7 million for the nine months ended September 30, 2015.

Payments cost of revenues (exclusive of depreciation and amortization) increased by $26.0 million, or 8%, to $373.4 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. This was primarily due to the ATM portfolio acquisitions and higher commission expense on ATM revenues.

Operating expenses increased by $18.8 million, or 27%, to $87.7 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. This was primarily due to the impact of a gain contingency settlement during the prior year and the write-down of a note receivable and warrant associated with Bee Cave.

Research and development decreased by $0.9 million, or 6%, to $14.5 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. This was primarily related to a higher capitalization of certain development costs.

Depreciation increased by $5.1 million, or 16%, to $37.2 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. This was primarily related to increased fixed assets being placed in service.

Amortization increased by $7.9 million, or 13%, to $70.9 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. This was primarily related to an increase in intangible assets being placed in service related to developed technology and software as well as certain intangible assets acquired in the fourth quarter of 2015.

Primarily as a result of the factors described above, operating income decreased by $37.8 million, or 64%, to $21.4 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. The operating income margin decreased from 10% for the nine months ended September 30, 2015 to 3% for the nine months ended September 30, 2016.

Interest expense, net of interest income, decreased by $0.8 million, or 1%, to $74.5 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. The decrease is related to lower outstanding debt balances, the lower interest rate and write-off of debt issuance costs related to our Refinanced Secured Notes, partially offset by a higher interest rate under the Contract Cash Solutions agreement with Wells Fargo.

Income tax benefit increased by $10.1 million, or 94%, to a benefit of $20.9 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. This was primarily due to the increase in loss before income tax expense of $24.0 million. The benefit for income tax reflected an effective income tax rate benefit of 39.4% for the nine months ended September 30, 2016, which was higher than the statutory federal rate of 35% primarily due to state taxes, the lower foreign tax rate applicable to our foreign source income, and the benefit from a research credit, which was partially offset by non-statutory stock options that expired during 2016. The provision for income tax reflected an effective income tax rate expense of 37.0% for the same period in the prior year, which was higher than the statutory federal rate of 35% primarily due to state taxes and a lower foreign tax rate applicable to certain foreign source income, partially offset by non-statutory stock options that expired during 2015.

Games Revenues and Participation Units

The following tables include the revenues from our Games segment and the related participation units (amounts in thousands, except for EGMs):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Total		% of Games	Total		% of Games
	EGMs	Revenue	Revenue	EGMs	Revenue	Revenue	% Variance
Games revenues and participation units
Contractual agreement	5,249	$8,649	15%	5,671	$10,543	20%	(18)%
Participation revenue	8,038	24,789	44%	7,477	24,532	45%	1%
Sales	—	14,795	27%	—	10,775	20%	37%
NY Lottery	—	4,594	8%	—	4,474	8%	3%
Other	—	3,391	6%	—	3,659	7%	(7)%
Total	13,287	$56,218	100%	13,148	$53,983	100%	4%

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Total		% of Games	Total		% of Games
	EGMs	Revenue	Revenue	EGMs	Revenue	Revenue	% Variance
Games revenues and participation units
Contractual agreement	5,249	$27,694	17%	5,671	$32,108	20%	(14)%
Participation revenue	8,038	74,135	47%	7,477	73,256	45%	1%
Sales	—	38,718	24%	—	38,872	23%	(0)%
NY Lottery	—	13,788	9%	—	13,183	8%	5%
Other	—	4,325	3%	—	6,477	4%	(33)%
Total	13,287	$158,660	100%	13,148	$163,896	100%	(3)%

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

For the three and nine months ended September 30, 2016, there were no material changes to the critical accounting policies and estimates discussed in our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recent Accounting Guidance

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies – Recent Accounting Guidance” to the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting guidance.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents selected balance sheet information and an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At September 30,	At December 31,
	2016	2015
Balance sheet data
Total assets	$1,456,213	$1,550,385
Total borrowings	$1,122,765	$1,139,899
Stockholders’ equity	$108,033	$137,420

Cash available
Cash and cash equivalents	$90,488	$102,030
Settlement receivables	35,719	44,933
Settlement liabilities	(117,934)	(139,819)
Net cash position*	8,273	7,144

Undrawn revolving credit facility	50,000	50,000

Net cash available*	$58,273	$57,144

     Non-GAAP measure. In order to enhance investor understanding of our cash balance, we are providing in this Quarterly Report on Form 10-Q net cash position and net cash available, which are not measures of our financial performance or position under GAAP. Accordingly, these measures should not be considered in isolation or as a substitute for, and should be read in conjunction with, our cash and cash equivalents prepared in accordance with GAAP. We define (i) net cash position as cash and cash equivalents plus settlement receivables less settlement liabilities and (ii) net cash available as net cash position plus undrawn amounts available under our Revolving Credit Facility, as defined below. We present net cash position because our cash position, as measured by cash and cash equivalents, depends upon changes in settlement receivables and the timing of payments related to settlement liabilities. As such, our cash and cash equivalents can change substantially based upon the timing of our receipt of payments for settlement receivables and payments we make to customers for our settlement liabilities. We present net cash available as management monitors this amount in connection with its forecasting of cash flows and future cash requirements.

Cash Resources

Our cash balance, cash flows and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at September 30, 2016 included cash in non-U.S. jurisdictions of approximately $17.9 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers. These services involve the movement of funds between the various parties associated with cash access transactions. These activities result in a balance due to us at the end of each business day that we recoup over the next few business days and classify as settlement receivables. These activities also result in a balance due to our customers at the end of each business day that we remit over the next few business days and classify as settlement liabilities. As of September 30, 2016, we had $35.7 million in settlement receivables for which we generally receive payment within the next month. As of September 30, 2016, we had $117.9 million in settlement liabilities due to our customers for these settlement services that are generally paid within the next month. As the timing of cash received from settlement receivables and payment of settlement liabilities may differ, the total amount of cash held by us will fluctuate throughout the year.

Cash and cash equivalents was $90.5 million and $102.0 million as of September 30, 2016 and December 31, 2015, respectively. Net cash position after considering the impact of settlement receivables and settlement liabilities was $8.3 million and $7.1 million as of September 30, 2016 and December 31, 2015, respectively. Net cash available after considering our net cash position and undrawn amounts available under our Revolving Credit Facility was approximately $58.3 million and $57.1 million as of September 30, 2016 and December 31, 2015, respectively.

Sources and Uses of Cash

The following table presents a summary of our cash flow activity (in thousands):

	Nine Months Ended September 30,		September 30, 2016 vs 2015
	2016	2015	Increase/(Decrease)
Cash flow activities
Net cash provided by operating activities	$85,808	$103,363	$(17,555)
Net cash used in investing activities	$(74,210)	$(58,063)	$(16,147)
Net cash used in financing activities	$(22,397)	$(21,867)	$(530)
Effect of exchange rates on cash	$(743)	$(1,055)	$312

Cash and cash equivalents
Net (decrease) increase for the period	(11,542)	22,378	(33,920)
Balance, beginning of the period	102,030	89,095	12,935
Balance, end of the period	$90,488	$111,473	$(20,985)

Cash flows provided by operating activities decreased by $17.6 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. This was primarily due to the Company’s change in net loss position.

Cash flows used in investing activities increased by $16.1 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. This was primarily due to an increase in capital expenditures and placement fee agreements, partially offset by higher cash payments for business acquisitions in the prior year.

Cash flows used in financing activities increased by $0.5 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. This was due to a decrease in proceeds from the exercise of stock options, partially offset by a decrease in the payment of debt issuance costs and payments on outstanding debt principal.

Long-Term Debt

The following table summarizes our indebtedness (in thousands):

	At September 30,	At December 31,
	2016	2015
Long-term debt
Senior secured term loan	$468,100	$490,000
Senior secured notes	335,000	335,000
Senior unsecured notes	350,000	350,000
Total long-term debt	1,153,100	1,175,000
Less: original issue and warrant discount	(30,335)	(35,101)
Total long-term debt after debt issuance costs and discount	1,122,765	1,139,899
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion	$1,112,765	$1,129,899

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

The Term Loan had an applicable interest rate of 6.25% as of September 30, 2016 and December 31, 2015.

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

The Credit Agreement contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness; sell assets or consolidate or merge with or into other companies; pay dividends or repurchase or redeem capital stock; make certain investments; issue capital stock of subsidiaries; incur liens; prepay, redeem or repurchase subordinated debt; and enter into certain types of transactions with our affiliates. The Credit Agreement also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio as well as an annual excess cash flow requirement. Based on our excess cash flow calculation at December 31, 2015, an excess cash flow payment of approximately $14.4 million was made during the nine months ended September 30, 2016.

Events of default under the Credit Agreement include customary events such as a cross-default provision with respect to other material debt (which includes the Refinanced Secured Notes and the Unsecured Notes). In addition, an event of default will occur if Holdings undergoes a change of control. This is defined to include the case where Holdings ceases to own 100% of the equity interests of Everi Payments, or where any person or group acquires a percentage of the economic or voting interests of Holdings’ capital stock of 35% or more (determined on a fully diluted basis), or where a majority of the board of directors of Everi Payments ceases to consist of persons who are directors of Holdings on the closing date of the Credit Facilities or other directors whose nomination for election to the board of directors of Holdings was recommended by a majority of the then continuing directors. At September 30, 2016, we had approximately $468.1 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Credit Facility. We had $50.0 million of additional borrowing availability under the Revolving Credit Facility as of September 30, 2016. The weighted average interest rate on the Credit Facilities was approximately 6.25% for nine months ended September 30, 2016.

We were in compliance with the terms of the Credit Facilities as of September 30, 2016 and December 31, 2015.

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

We were in compliance with the terms of the Refinanced Secured Notes as of September 30, 2016 and December 31, 2015.

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

We were in compliance with the terms of the Unsecured Notes as of September 30, 2016 and December 31, 2015.

Contractual Obligations

There were no material changes in our commitments under contractual obligations to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Deferred Tax Asset

The Company recognized a deferred tax asset upon its conversion from a limited liability company to a corporation on May 14, 2004. Prior to that time, all tax attributes flowed through to the members of the limited liability company. The principal component of the deferred tax asset is a difference between our assets for financial accounting purposes and tax purposes. This difference results from a significant balance of acquired goodwill of approximately $687.4 million that was generated as part of the conversion to a corporation plus approximately $97.6 million in preexisting goodwill carried over from periods prior to the conversion. Both of these assets are recorded for tax purposes but not for accounting purposes. This asset is amortized over 15 years for tax purposes, resulting in annual pretax income being $52.3 million lower for tax purposes than for financial accounting purposes. At an estimated blended domestic statutory tax rate of 37.2%, this results in tax payments being approximately $19.5 million less than the annual provision for income taxes shown on the Condensed Consolidated Statements of Operations and Comprehensive Loss for financial accounting purposes, or the amount of the annual provision, if less. There is an expected aggregate of $50.3 million in cash savings over the remaining life of the portion of the deferred tax asset related to the conversion. This deferred tax asset may be subject to certain limitations. We believe that it is more likely than not that we will be able to utilize the deferred tax asset. However, the utilization of this tax asset is subject to many factors including our earnings, a change of control of the Company and future earnings.

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

Off-Balance Sheet Arrangements

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Condensed Consolidated Statements of Loss and Comprehensive Loss, were $0.7 million and $2.3 million for the three and nine months ended September 30, 2016, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2015, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Condensed Consolidated Balance

Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $212.2 million and $364.5 million as of September 30, 2016 and December 31, 2015, respectively.

The Contract Cash Solutions Agreement provides us with cash in the maximum amount of $425.0 million during the term of the agreement, which expires on June 30, 2018.

We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three and nine months ended September 30, 2016 and 2015.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR.  We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. The currency supplied by Wells Fargo was $212.2 million as of September 30, 2016. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $2.1 million impact on income before taxes over a 12-month period.  Foreign gaming establishments supply the currency needs for the ATMs located on their premises.

The Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the Credit Facilities paid based on a base rate or based on LIBOR and we have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. The weighted average interest rate on the Credit Facilities was approximately 6.25% for the nine months ended September 30, 2016. Based upon the outstanding balance on the Credit Facilities of $468.1 million as of September 30, 2016, each 1% increase in the applicable LIBOR would have a $4.7 million impact on interest expense over a 12 month period. The interest rates on the Refinanced Secured Notes and the Unsecured Notes are fixed and therefore an increase in LIBOR does not impact the interest expense associated with the Notes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2016

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases and Withholding of Equity Securities

	Total Number of	Average Price per
	Shares Purchased (1)	Share (2)
	(in thousands)
Tax Withholdings
7/1/16 - 7/31/16	0.8	$1.25
8/1/16 - 8/31/16	0.7	$1.77
9/1/16 - 9/30/16	0.7	$2.23
Total	2.2	$1.75

(1)

Represents the shares of common stock that were withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such awards. There are no limitations on the number of shares of the Company’s common stock that may be withheld from restricted stock awards to satisfy the minimum tax withholding obligations incident to the vesting of such awards. The Company does not have a share repurchase program in effect.

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

November 9, 2016	EVERI HOLDINGS INC.
(Date)	(Registrant)

	By:	/s/ Todd A. Valli
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