Form 10-K
period 2016-12-31
Everi Holdings Inc.
filed 2017-03-14
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $76.0 million.

There were 66,091,685 shares of the registrant’s common stock issued and outstanding as of the close of business on March 1, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2016 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

EVERI HOLDINGS INC.

ANNUAL REPORT ON FORM 10‑K

FOR FISCAL YEAR ENDED DECEMBER 31, 2016

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

Our disclosure and analysis in this Annual Report on Form 10-K, including all documents incorporated by reference, and in our 2016 Annual Report to Stockholders contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “project,” “may,” “should,” “will,” “likely,” “will likely result,” “will continue,” “future,” “plan,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.

Forward-looking statements include, but are not limited to, statements regarding the following matters: trends in gaming establishment and patron usage of our products; benefits realized by using our products and services; product development, including the release of new game features and additional game and system releases in the future; and regulatory approval; gaming regulatory, card association and statutory compliance; the implementation of new or amended card association and payment network rules; consumer collection activities; future competition; future tax liabilities; future goodwill impairment charges; international expansion; resolution of litigation; dividend policy; new customer contracts and contract renewals; future results of operations (including revenue, expenses, margins, earnings, cash flow and capital expenditures); future interest rates and interest expense; future borrowings; and future equity incentive activity and compensation expense.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and change in circumstances that are often difficult to predict and many of which are beyond our control. Our actual results and financial condition may differ materially from those indicated in forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation, our ability to generate profits in the future; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions consistent with our forecasts; expectations regarding our existing and future installed base and win per day; expectations regarding development and placement fee arrangements; inaccuracies in underlying operating assumptions; expectations regarding customers’ preferences and demands for future gaming offerings; expectations regarding our product portfolio; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to comply with the Europay, MasterCard and Visa global standard for cards equipped with security chip technology; our ability to introduce new products and services, including third-party licensed content; gaming establishment and patron preferences; expenditures and product development; anticipated sales performance; employee turnover; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; technological obsolescence; and those other risks and uncertainties discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” of this Annual Report on Form 10-K. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate. Readers are cautioned to not to place undue reliance on the forward-looking statements contained herein, which are based only on information currently available to us and speak only as of the date hereof.

The Company undertakes no obligation to update or publicly revise any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph. You are advised, however, to consult any further disclosures we make on related subjects in our reports and other filings with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.  Business.

Overview

Everi is dedicated to providing video and mechanical reel gaming content and technology solutions, integrated gaming payments solutions and compliance and efficiency software. Everi Games provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including the award winning TournEvent® slot tournament solution; and (b) the central determinant system for the video lottery terminals (“VLTs”) installed in the State of New York. Everi Payments provides: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.

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

Impact of Merger with Everi Games Holding

In December 2014, Holdings acquired Everi Games Holding pursuant to the terms of an Agreement and Plan of Merger, dated as of September 8, 2014, for total consideration of approximately $1.1 billion in cash (the “Merger”). In connection with the Merger, we incurred additional indebtedness and completed a series of refinancing transactions, which are described in “Note 12. Long-Term Debt” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. For additional information regarding the Merger, see “Note 3. Business Combinations” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The results contributed by the Everi Games business from the date of consummation of the Merger are reflected in our Games segment and Consolidated Financial Statements. Our consolidated results of operations for the years ended December 31, 2016 and 2015 were significantly impacted by the inclusion of the results of operations of Everi Games in our Games segment results of operations and by higher interest expense associated with the additional indebtedness incurred to finance the Merger. Results of operations for the year ended December 31, 2014 include Everi Games revenue only from the December 19, 2014 acquisition date, and, therefore, were not material to our Consolidated Financial Statements.

Our Business Segments

We report our financial performance, and organize and manage our operations, across the following two business segments: (a) Games, and (b) Payments. For additional information on our segments see, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Segments” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Segment Reporting” included elsewhere in this Annual Report on Form 10-K.

A summary of our segment financial information is contained in “Note 18. Segment Information” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

With respect to our Games business, we have expanded our licensing into new jurisdictions, increased investment in research and development, and introduced premium game products (which typically include high definition (“HD”) dual-screens, liquid crystal display (“LCD”) panels, and red green blue (“RGB”) top box lighting). From its historical focus on placement of games into the Oklahoma and Washington tribal markets, Everi Games has diversified its installed base in recent years with entry into new commercial and tribal markets as well as the development and placement of premium products. Everi Games has grown premium game installations with approximately 1,850 units installed (representing approximately 14% of our installed base) since entering the category four years ago. Development of generally higher-earning premium games has supported Everi Games’ ability to enter new markets, expand its footprint, and provide broad and new content across its installed base.

Everi Games provides the New York Lottery with an accounting and central determinant system for the VLTs in operation at licensed State of New York gaming facilities. As of December 31, 2016, this central determinant system connected to approximately 17,600 VLTs and has the ability to interface with, provide outcomes to, and manage the VLTs. Pursuant to its agreement with the New York Lottery, Everi Games receives a portion of the network-wide net win (generally, cash-in less prizes paid) per day in exchange for provision and maintenance of the central determinant system. In February 2009, the New York Lottery awarded Everi Games a contract extension through December 2017 and provided Everi Games an opportunity to expand its network as the New York Lottery licenses additional gaming facilities or expands existing facilities in the state. Everi Games also provides central determinant system technology to Native American tribes in the State of Washington for which it receives a portion of the revenue generated from the VLTs connected to the system.

Our Games products include:

Classic Mechanical Reel Games.  Our full range of classic mechanical reel games provides players with a traditional, high denomination slot gaming experience. These games leverage our long-standing experience in building enduring brands, such as Black Diamond and Golden Pig, and feature a unique take on traditional slot games with eye-catching features. Super Jackpot Series offers large linked progressives on the Player Classic packaged with the Foundation Sign to display rolling progressive meters and exciting win celebrations from across the casino floor. The premium Skyline mechanical reel series is a vintage-inspired bezel showcasing RGB lighting and a 24-inch LCD display, with successful titles including Double Jackpot Gems, Kingmaker, and Blazin’ Gems. Everi’s licensed brand strategy spans into Skyline with upcoming DreamWorks Animation® themes, Smokin’ Hot Stuff and Casper.

Video Reel Games. We offer a growing range of dual-screen video reel games that provide a uniquely entertaining slot gaming experience. These games leverage the well-established Player HD and recently introduced, high-performing Core HDX cabinets to deliver eye-catching graphics and full, rich sound. Everi Way Pays games have been introduced to the market, in partnership with Lightning Box Games, for titles including More Fire,  Silver Pride, and Great Tiger.  A range of progressive features round out our game library, such as Must-Hit Jackpots™ in Dream Catcher,  Money Frog, and Egypt Twins; and the Jackpot Jump™ feature in Jackpot Inferno, Payday Jackpots, Golden Riches, and Fire Jewels. Additional specialized game mechanics include The Wild Pair™ feature on Double Agent, Star Crossed, and King & Queen;  Lightning Multipliers™ in High Voltage Blackout; Sticky Stacks™ in Butterfly Kingdom,  Pixie Power, and Tiger Queen; and the Quad Burst feature in Quad Burst Tiger Strike.

Core HDX.  The Core HDX enhances the player gaming experience with its dual widescreen 23” monitors with 1080p HD capability, integrated touchscreens and premium 3-way sound system. Its eye-catching cabinet commands a presence on the casino floor with game-controlled lighting and a custom premium LCD topper. Select Core HDX games feature Everi Bet™, the bet configuration system that gives casino operators the power to optimize the casino floor for maximum returns.   The vast majority of our standard video library on our MForce platform is designed to be playable on the Core HDX.

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

Wide Area Progressive. Everi is debuting its first Wide Area Progressive, or WAP, in Class II markets in 2017. Spanning two product lines, WAP will be delivered to customers on Player Classic and Empire MPX, Everi’s premier single screen cabinet. The mechanical offering, Jackpot Lockdown, debuts with two themes: Jackpot Lockdown Mega Meltdown and Jackpot Lockdown High Voltage. Empire MPX will feature branded video content with Casablanca and Penn & Teller, all hitting the casino floor in 2017.

TournEvent.  Our award-winning slot tournament system is a proven solution that allows operators to switch from in-revenue gaming to out-of-revenue tournaments with the simple click of a mouse. For more than a decade, TournEvent has standardized tournament system functionality and transformed everyday players into slot superstars at hundreds of top casinos worldwide. TournEvent’s expansive tournament game library helps operators customize their tournaments, including providing unique bonus opportunities that improve scores or automatically move a player to first place. Casino operators can easily design and build a variety of flexible tournament formats, such as solo or team tournament play, session or round winner advancement, and cumulative or maximum scoring. The latest TournEvent 5.0 version includes new system enhancements that improve operator efficiencies and hardware and engaging tournament games that attracts players.  New TournEvent 5.0 features include:

·

Automated Wild Card drawing and round feature that automates current tournament procedure and facilitates a smooth player selection process, utilizing overhead signage to quickly identify players who were randomly selected to advance.

·

Find Your Seat Helper that allows operators to preset a color for tournament banks/electronic gaming machines (“EGMs”), auto assign colors to players, and display player names on EGM screens, allowing players to quickly locate their assigned seats.

·	Automated VIP Filter that allows operators to filter a player database so that only select players will be automatically registered into tournaments when a player card is swiped.
·	On Deck Display feature that consists of three session panes, which continuously display player registrations in real-time and allow players to see who is in the current and future sessions.
·	New Skill Tournament Games with interactive bonuses:
o	Fruit Ninja® is an interactive game, much like the popular mobile app game that brings skill into slot tournaments.
o	Electric Diamonds features two new interactive bonuses, Pop Frenzy and Reel Frenzy.

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

Payments Products and Services

Our Payments products and services include solutions that we provide directly to gaming establishments to offer their patrons cash access related services and products including: access to cash at gaming facilities via ATM cash withdrawals, credit card cash access transactions and POS debit card cash access transactions; check-related services; fully integrated kiosks and maintenance services; compliance, audit and data software; casino credit data and reporting services and other ancillary offerings.

The markets we address with our principal Payments products and services are:

ATM Cash Withdrawals. ATM cash withdrawal transactions represent the largest category of electronic payment transactions that we process, as measured by dollar and transaction volume. In an ATM cash withdrawal transaction, a patron directly accesses funds from a device enabled with our ATM service by either using an ATM or debit card to withdraw funds from the patron’s demand deposit account, or using a credit card to access the patron’s line of credit. In either event, the patron must use the personal identification number (“PIN”) associated with such card. Our processor then routes the transaction request through an electronic funds transfer (“EFT”) network to the patron’s bank or issuer, as applicable. Depending upon a number of factors, including the patron’s account balance or credit limit and daily withdrawal limit (which limits are set by the bank or issuer, as applicable), the bank or issuer will either authorize or decline the transaction. If the transaction is authorized, then the ATM-enabled device dispenses the cash to the patron. For a transaction using an ATM or debit card, the patron’s demand deposit account is debited by the amount of cash disbursed plus a service fee that we assess the patron for the use of the ATM service. For a transaction using a credit card with a PIN, the patron’s credit card account is charged by the amount of the cash disbursed plus a service fee that we assess the patron for the use of the ATM service. In both cases, the service fee is currently a fixed dollar amount and not a percentage of the transaction size. We also receive a fee, which we refer to as a reverse interchange fee, from the patron’s card-issuing bank for accommodating the card issuer’s customer. In most circumstances, we pay a percentage of the service fee that we receive from the patron and, in some circumstances, a portion of the reverse interchange fees we receive, as a commission to our gaming establishment customers for the right to operate on their premises.

Credit Card Cash Access Transactions and POS Debit Card Cash Access Transactions. Patrons can perform credit card cash access transactions and POS debit card cash access transactions using many of our enabled devices. A patron’s credit card cash access limit is usually a sub-limit of the total credit line and is set by the card-issuing bank, not Everi. These limits vary significantly and can be larger or smaller than the POS debit cash access limit. A credit card cash access transaction obligates the patron to repay the issuing bank over time on terms that are preset by the cardholder agreement. A patron’s POS debit card allows the patron to make cash withdrawals at the POS in an amount equal to the lesser of the amount of funds in the account, or a daily limit that is generally five to ten times as large as the patron’s daily ATM limit.

When a patron requests a credit card cash access or POS debit card transaction, our processor routes the transaction request through one of the card associations, or EFT networks to the issuing bank. Depending upon several factors, such as the available credit or bank account balance, the transaction is either authorized or declined by the issuing bank. If authorized, the patron’s bank account is debited or the patron’s credit card balance is increased, in both cases, by an amount equal to the funds requested plus our service fee. The service fee is a fixed dollar amount, a percentage of the transaction size or a combination of a fixed dollar amount and percentage of the transaction size. If the transaction is authorized, the device informs the patron that the transaction has been approved. The device then further instructs the patron to proceed to the gaming establishment’s cashier, or Company-operated satellite cage (“financial services center”), to complete the transaction because credit card cash access and POS debit card cash access transactions must, in most circumstances, be completed in face-to-face environments and a unique signature must be received in order to comply with rules of the card associations. Once at the gaming establishment’s cashier or at our financial services center, the patron acknowledges acceptance of the fee. We reimburse the gaming establishment for the amount of cash that it provided to the patron by paying the gaming establishment via wire transfer or other similar form of electronic payment. In addition, we generally pay the gaming establishment a portion of the service fee as a commission for the right to operate on its premises, although this payment as a percentage of the fee is generally smaller for credit card cash access and POS debit card cash access transactions than for ATM withdrawals. In addition, we are obligated to pay interchange fees to the issuing bank and processing costs related to the electronic payment transaction to card associations.

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

If a gaming establishment chooses to have a check warranted, it sends a request to a check warranty service provider, inquiring whether it would be willing to accept the risk of cashing the check. If the check warranty provider accepts the risk and warrants the check, the gaming establishment negotiates the patron’s check by providing cash for the face amount of the check. If the check is dishonored by the patron’s bank upon presentment, the gaming establishment invokes the warranty, and the check warranty service provider purchases the check from the gaming establishment for the full check amount and then pursues collection activities on its own.

For those gaming establishments that seek to manage their own risk, we provide a subscription check verification service via a database operated by our subsidiary, Central Credit, LLC (“Central Credit”), which is used by gaming establishments to make credit issuing decisions. Central Credit maintains information on the check cashing and credit history of many gaming establishment patrons. For those gaming establishments that prefer to obtain a warranty, we currently provide check warranty services through a third-party check warranty service provider. We pay this third-party provider to assist with the warranty decision, check processing, billing and collection activities. On our behalf, this third-party provider charges our gaming establishment customers a fee for the check warranty services, which is typically a percentage of the face amount of the check being warranted. In such circumstances, we receive all of the check warranty revenue. We are exposed to risk for the losses associated with any warranted items that cannot be collected from patrons issuing the items. Warranty expenses are defined as any amounts paid by the third-party provider to gaming establishments to purchase dishonored checks that will not be collectible from patrons and any expenses related to the collection on these amounts. We also pay certain fees and operating expenses to our third-party provider related to the provision of these services.

Our principal Payments products and services consist of the following:

Casino Cash Plus 3-in-1 ATMs are unmanned, cash-dispensing machines that enable ATM cash withdrawals, POS debit card cash access transactions, and credit card cash access transactions directly, or using our patented 3-in-1 Rollover functionality. Most financial institutions that issue debit cards impose daily ATM withdrawal limits, and, in some instances, aggregate and count Friday, Saturday and Sunday as a single day in calculating such limits. If a patron has reached his or her daily ATM limit, our patented 3-in-1 Rollover functionality automatically enables the patron to obtain funds via a POS debit card transaction or a credit card cash access transaction instead.

Check verification and warranty services allow gaming establishments to manage and reduce risk on patron checks that they cash. A gaming establishment can query our Central Credit database to review the check cashing history of a gaming establishment patron before deciding whether to cash the patron’s check. If the gaming establishment desires additional protection against loss, it can seek a warranty on payment of the check. We have a relationship with a third-party check warranty service provider to market check warranty services to gaming establishments.

CashClub® provides gaming establishments with a single dashboard interface that streamlines credit and debit card cash access transaction processing and check warranty transactions. It allows for electronic signature capture and dynamic currency conversion. It also interfaces with Everi Compliance to meet Title 31 regulatory requirements.

Fully Integrated Kiosks are a complete line of products that provide multiple functions to the casino floor. This includes cash access functionality, such as our 3-in-1 Rollover, which provides casino patrons access to perform cash advance, POS debit and ATM transactions. The kiosks also provide functionality to perform check cashing transactions, slot machine ticket redemption, bill breaking and loyalty program access as well as integration with mobile and wallet technology. The availability of our cash access platform on these slot ticket redemption devices provides us with additional points of contact with gaming patrons at locations that are usually closer to gaming devices than traditional cash access devices that are typically located on the periphery of the gaming area within the casino floor and also provides gaming patrons with more opportunities to access their cash with less cashier involvement.

Other Integrated Kiosk Solutions provide casinos with more efficient and streamlined methods for cash handling and transaction processing. They allow casino personnel to immediately process and dispense taxable jackpots in the form of cash, tickets or a combination of both. They also help to improve cage security and accuracy while reducing count and balancing times. These products are designed to be integrated with our suite of cage compliance software to ensure compliance with anti-money laundering regulations and provide an automated way to process common tax forms such as the Internal Revenue Service Form W-2G or Form 1042-S.

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

Everi Compliance is our suite of compliance software offerings for gaming operators. These compliance solutions help our gaming establishment customers comply with financial services and gaming regulations. These compliance solutions include software to assist with anti-money laundering regulations, such as filing currency transaction reports by casinos (“CTRCs”) and suspicious activity reports (“SARs”). Additionally, these compliance solutions also assist casinos in filing required tax forms in connection with the payout of jackpot winnings to patrons and assist casinos with auditing cash on the floor and in casino cages.

We also offer:

·	Stand alone, non-ATM terminals that perform authorizations for credit card cash access and POS debit card cash access transactions.

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

Manufacturing

We utilize contract manufacturers to produce the cabinets that make up our EGMs and our kiosk products, as well as other sub-assemblies. We have assembly facilities in Austin, Texas and Las Vegas, Nevada, where we assemble the EGMs and our kiosk products, which include the cabinets, computer assemblies, LCD screens, printers, bill validators and acceptors, and other wiring and harnesses. We believe that our sources of supply of component parts and raw materials for our products are generally adequate and we have few sole-sourced parts.

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

Customers

As of December 31, 2016, we served over 1,000 casinos and other gaming properties in the United States, Europe, Canada, the Caribbean, Central America and Asia. In certain limited circumstances, we provide our products and services to non-gaming establishments, such as gas stations and other retail businesses associated with gaming establishment customers. However, the revenue generated from these operations is not material to our operations and we do not actively market or target non-gaming establishment customers.

Sales and Marketing

We sell and market our products and services to gaming establishments primarily through the use of a direct sales force, which targets gaming establishments in the United States and in international markets. With respect to our gaming products, we participate in the Class III and Class II gaming machine markets, as well as the central determinant system market in North America, through participation, or revenue share, and fixed fee arrangements and the sale of proprietary EGMs and systems. For the years ended December 31, 2016, 2015, and 2014, our revenues from our operations outside the United States were 3.7%, 2.9%, and 2.7% of our total revenue, respectively. All of our long-lived assets outside of the United States were immaterial for each of fiscal 2016, 2015, and 2014.

In our Payments business, we sell and market Cash Access (Cash Advance, ATM and Check Services), fully integrated Kiosks, Everi Compliance and Central Credit services. Approximately 96% of our revenues are earned from North American sources while the remaining 4% is derived internationally.

Our sales and marketing efforts are directed by a team of customer service executives, each of whom has business development responsibility for gaming establishments in specified geographic regions. These customer service executives direct their efforts at all levels of gaming establishment personnel, including senior executives, finance professionals, marketing staff, slot directors, and cashiers, and seek to educate them on the benefits of our products and services. In some cases, our customer service executives are supported by field service and account managers, who provide on-site customer service to most of our customers. In other cases, our sales executives directly maintain the customer relationships. These customer service executives and field service and account managers generally reside in the vicinity of the specific gaming establishments that they support to ensure that they respond to the customer service needs of those gaming establishments. We also have joint sales efforts with a number of strategic partners, including independent sales organizations, which allow us to market our products and services to gaming establishments through channels other than our direct sales force.

Competition

In our Games business, we compete across different gaming markets with a variety of gaming equipment suppliers. Competition is generally based upon the (a) amount of revenue our products generate for our customers relative to the amount of revenue generated by our competitors’ products, (b) prices and/or fees we and our competitors charge for products and services offered, and (c) appeal of our competitors’ products to gaming patrons, which has a direct effect on the volume of play generated by a product and, accordingly, the revenues generated for our customers. To drive customer demand and improve product attractiveness to end users, we continually work to develop new game themes, gaming engines, hardware platforms and systems that appeal to gaming patrons, all while working to release these new products to the marketplace in a timely manner.

In our Payments business, we compete with other providers of cash access services to the gaming industry, as well as with financial institutions and other regional and local banks that operate ATMs on the premises of gaming establishments. Some of these other providers and financial institutions have established cooperative relationships with each other to expand their service offerings. We also face increased competition from (a) independent sales organizations, which provide basic services and aggressive pricing, (b) other manufacturers that provide similar good and services, and (c) traditional transaction processors that have entered the gaming patron cash access services market. This increased competition amongst these various providers of cash access services has resulted in pricing pressure and margin erosion with respect to our core cash access products and services.

Proprietary Rights

We believe the ability to introduce and respond to technological innovation in the gaming industry will be an increasingly important qualification for the future success of any provider of cash access and gaming-related products and services. Our continued competitiveness will depend on (a) the pace of our new product development, (b) our patent, copyright, trademark and trade secret protection, and (c) our relationships with customers. Our business development personnel work with gaming establishments, our technology and other strategic partners, and the suppliers of the financial services upon which our cash access services rely, to design and develop innovative products and services that appeal to gaming patrons.

We rely on a combination of patents, trademarks, copyrights, trade secrets and contractual restrictions to protect our intellectual property. In our business, we have over 250 patents issued related to games and systems and processes, and have more than 50 patent applications pending world-wide. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, when such filings are commercially reasonable, within and outside the United States. We also seek trademark protection for our names and products and have registered hundreds of trademarks in the United States and various foreign countries. Under permission or license agreements with third parties, we also sell gaming products covered by independently filed copyrights, trademarks and/or patents. Typically, these contracts require us to pay royalties to the licensing party. Royalty expenses are included in the cost of gaming and systems in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. In addition to our patents, trademarks, and copyrights, we also rely on a broader scope of intellectual property including trade secrets, in-house know-how and innovation.

Employees

As of December 31, 2016, we had approximately 900 employees. We believe that our relations with our employees are good. We have never experienced a work stoppage and none of our employees are subject to a collective bargaining agreement.

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

REGULATION

Gaming Regulation

The gaming industry is highly regulated under legal systems that frequently evolve and change based on governmental public policies. Various aspects of our business are subject to comprehensive laws, regulations and ordinances applicable to the ownership, management and operation of gambling establishments as well as certain financial services conducted at such establishments. These gaming laws, regulations and ordinances require us to be licensed, registered, found suitable, qualified or otherwise approved by various city, county, state, provincial, federal, tribal and foreign government agencies (collectively, “Gaming Authorities”) in the jurisdictions where we conduct business.  We must maintain those licenses, registrations, or other approvals in good standing to continue our business, which generally imposes certain (i) financial and operational reporting, and oversight requirements, and (ii) character and fitness suitability requirements, in each case administered by the Gaming Authorities, upon us and our affiliated or subsidiary organizations, as well as the officers, directors, key personnel and, in certain instances, holders of our debt and/or equity securities in each of those organizations, and our material business associates. Gaming Authorities have broad discretion in determining whether to grant a license, registration or other approval.  Subject to complying with certain procedural requirements, Gaming Authorities may deny any application, or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability, qualification or other approval for any cause deemed reasonable to them.

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

State and Tribal Gaming Commissions. We are regulated by gaming commissions or similar authorities at the state or tribal level as either a (i) manufacturer of gaming devices, in those jurisdictions where we manufacture gaming devices and systems, (ii) supplier of “associated equipment,” in those jurisdictions where we sell and service fully integrated kiosks and other integrated kiosk solutions, and/or (ii) non-gaming supplier or vendor, in those jurisdictions where we provide cash access and Central Credit services only.

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

These regulatory obligations are imposed upon gaming-related manufacturers, suppliers, or vendors on an ongoing basis, and there are no guaranties that we will be successful in obtaining and maintaining all necessary licenses, permits, and approvals and to continue to hold other necessary gaming licenses, permits, and approvals to conduct our businesses as currently being conducted by us. The expansion of our businesses, the introduction of new games, systems, products or services, or changes to applicable rules and regulations may result in additional regulatory or licensing requirements being imposed upon us. Many Gaming Authorities will require us to submit software and other key technology components of our gaming devices and systems, as well as our fully integrated kiosks and other integrated kiosk solutions, to government or third-party gaming laboratories for testing and certification prior to deploying such games, systems, and devices in a particular gaming jurisdiction.

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

Internet and Online Gaming Regulation. Several states have passed implementing legislation and/or regulations to allow certain intra-state, wager-based, online casino and/or lottery games, such as online poker, lottery ticket purchases, or lottery ticket subscriptions. This is due, in part, to (a) a rule of construction contained within the Unlawful Internet Gaming Enforcement Act (“UIGEA”) that limits and prevents UIGEA application from altering, limiting or extending any federal, state or tribal laws regulating gambling, (b) a definition within UIGEA that excludes certain intra-state, intra-tribal and interstate horseracing transactions from the phrase “unlawful Internet gambling,” provided certain threshold requirements are met, and (c) a memorandum dated September 20, 2011 and published by the United States Department of Justice, Criminal Division, in which the Department concludes, among other things, that the Federal Wire Act of 1961 (the “Wire Act”) does not apply to interstate transmissions of wire communications that do not relate to a sporting event or contest. To date, states such as Delaware, Georgia, Illinois, Michigan, Nevada, New Jersey, North Carolina and North Dakota have some form of internet or online gaming or lottery activities.

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

Financial Services Regulation

Our Payments business is also subject to a number of financial services regulations:

Durbin Amendment. On June 29, 2011, the Federal Reserve Board issued a final rule establishing standards for debit card interchange fees, among other things, which took effect on October 1, 2011. This rule, Regulation II (Debit Card Interchange Fees and Routing) was promulgated pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) as modified by the Durbin Amendment (the “Durbin Amendment”), and establishes, among other things, standards for assessing whether debit card interchange fees received by certain debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Debit card interchange fees are established by payment card networks and ultimately paid by merchants to debit card issuers for each debit transaction.

Anti-Money Laundering. The USA PATRIOT Act of 2001 and its implementing federal regulations require us to establish and maintain an anti-money laundering program. Our anti-money laundering program includes: internal policies, procedures and controls designed to identify and report money laundering, a designated compliance officer, an ongoing employee training program, and an independent audit function to test the program. In addition, the cash access services that we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act. Our gaming establishment customers are required to file a SAR with the U.S. Treasury Department’s Financial Crimes Enforcement Network to report any suspicious transactions relevant to a possible violation of law or regulation. We are also required to file a SAR where we provide our cash access services directly to patrons through financial services centers that we staff and operate. To be reportable, such a transaction must meet criteria that are designed to identify the hiding or disguising of funds derived from illegal activities. Our gaming establishment customers, in situations where our cash access services are provided through gaming establishment cashier personnel, and we, in situations where we provide our cash access services through a financial services center, are required to file a CTRC of each deposit, withdrawal, exchange of currency or other payment or transfer by, through or to us which involves a transaction in currency of more than $10,000 in a single day. Our CashClub® product can assist in identifying transactions that give rise to reporting obligations. When we issue or sell drafts for currency in amounts between $3,000 and $10,000, we maintain a record of information about the purchaser, such as the purchaser’s address and date of birth.

Fund Transfers. Our POS debit card cash access transactions, credit card cash access transactions and ATM services are subject to the Electronic Fund Transfer Act, which provides cardholders with rights with respect to electronic fund transfers, including the right to dispute unauthorized charges, charges that list the wrong date or amount, charges for goods and services that are not accepted or delivered as agreed, math errors and charges for which a cardholder asks for an explanation or written proof of transaction along with a claimed error or request for clarification. We believe the necessary policies and procedures have been implemented throughout our organization in order to comply with the regulatory requirements for fund transfers.

State Money Transmission Laws. Many states where we complete credit card cash access and POS debit card cash access transactions or offer our online payment processing solution require us to have a money transmitter license.

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

Debt Collection. We currently outsource most of our debt collection efforts to third parties. However, we do engage in debt collection to collect on chargebacks on our cash access products and unpaid balances for services performed for our check services, Central Credit services, compliance services, receivables relating to the sale and service of our fully integrated kiosks and other integrated kiosk solutions, and other amounts owing to us in connection with performing various services for our customers. All such collection practices may be subject to the Fair Debt Collection Practices Act, which prohibits unfair, deceptive or abusive debt collection practices, as well as consumer-debt-collection laws and regulations adopted by the various states.

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

Europay, MasterCard and Visa jointly developed new card security features (“EMV”), designed to deter fraudulent card transactions related to identity theft, counterfeit cards and the misuse of lost or stolen cards via enhanced card authentication, transaction authorization and cardholder verification using chip-based smart-cards. EMV has been adopted in many regions of the world as the global standard for fraud deterrence in chip-based smart-card payments. In October 2015, the network and card associations began shifting liability for fraudulent POS and ATM transactions generated through EMV-capable cards onto merchants whose devices are not capable of processing chip-based smart-card EMV transactions. This shifts the responsibility for chargebacks due to fraudulent transactions on such cards from the card issuer onto the merchant.

As a merchant of cash access transactions processed through MasterCard, Visa, Discover, and American Express, all who have adopted the EMV standard, and as an operator of ATMs, our POS, fully integrated kiosk and ATM devices are subject to the EMV standard. This requires us to maintain our fleet of U.S.-based POS, fully integrated kiosk and ATM devices to support the EMV standard.

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

Risks Related to Our Business

We have recorded net losses in each of the last two fiscal years and we may not generate profits in the future.

We had net loss of $249.5 million and $105.0 million for the years ended December 31, 2016 and 2015, respectively. As a result of the interest payments on the indebtedness incurred in connection with the Merger, amortization of intangible assets associated with the Merger and other acquisitions, other related acquisition and financing costs, asset impairment charges and depreciation and other amortization, we may not be able to generate profits in the future. We expect to continue to incur charges in the future in connection with the Merger and future acquisitions and we cannot assure you that we will generate net profits from operations in 2017 or subsequent years. Our ability to generate net profits in the future will depend, in part, on our ability to:

·	establish strategic business relationships with new and existing customers;

·	sell our products and services into new markets and to new customers in existing markets and retain our existing customers;

·	develop new games or license third party content in our Games business and develop new products and services in our Payments business;

·	effectively manage a larger and more diversified workforce and business;

·	react to changes, including technological and regulatory changes, in the markets we target or operate in;

·	respond to competitive developments and challenges;

·	continue to comply with the Europay, MasterCard and Visa global standard for cards equipped with security chip technology; and

·	attract and retain experienced and talented personnel.

We may not be able to do any of these successfully, and our failure to do so could have a material adverse effect on our business, financial condition, operations or cash flows, which could, among other things, affect our ability to make payments under our Credit Facilities (defined herein), the Unsecured Notes or the Refinanced Secured Notes (each defined herein and collectively, the “Notes”).

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our industry or the economy, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations with respect to our indebtedness.

As of December 31, 2016, our total indebtedness was approximately $1.1 billion, which included the Credit Facilities and the Notes, each of which contain restrictive covenants. Our high degree of leverage could have significant adverse effects on our business, including:

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional equity capital, or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Facilities, purchase agreement governing the Refinanced Secured Notes and indenture governing the Unsecured Notes restrict our ability to dispose of assets and use the proceeds from any such disposition.

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

The Credit Facilities, purchase agreement governing the Refinanced Secured Notes and indenture governing the Unsecured Notes contain a number of significant restrictions and covenants that limit our ability to:

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

As of December 31, 2016, we had tax effected federal and state net operating loss (“NOL”) carry forwards of approximately $92.8 million and $10.4 million, respectively, a federal research and development credit carry forward of approximately $4.8 million, and a federal alternative minimum tax credit carry forward of approximately $1.6 million. The net operating losses begin expiring starting in 2017. The federal research and development credits are limited to a 20 year carry forward period and will begin to expire in varying amounts in 2033, if not utilized.

Based on the weight of available evidence, including both positive and negative indicators, if it is more likely than not that a portion, or all, of the deferred tax assets will not be realized, we must consider recording a valuation allowance. Greater weight is given to evidence that is objectively verifiable, most notably historical results. As we are in a cumulative loss position, we increased our valuation allowance for deferred tax assets by $59.6 million during the fourth quarter of 2016, related to these NOL and other tax credit carry-forwards. Our ability to utilize the remaining NOL and other tax credit carry forwards to reduce taxable income in future years may be further limited, including the possibility that projected future taxable income is insufficient to realize the benefit of these NOL carry forwards prior to their expiration. To the extent our results of operations do not improve, we may not have the ability to overcome the more likely than not accounting standard that would allow us to reverse the valuation allowance and may be subject to record an additional valuation allowance in the future.

Our ability to use these tax assets could be adversely affected by the limitations of Sections 382, 383 and 384 of the Internal Revenue Code. In addition, a portion of our NOL’s include amortization of goodwill for tax purposes associated with a restructuring that occurred in 2004, which could be subject to audit by the IRS and thus may have an adverse effect on our NOL carry forwards.

Changes in certain federal corporate tax laws could have an adverse effect on our cash flows, results of operations or financial condition overall.

We currently benefit from the possession of a deferred tax asset, which would serve to offset any future taxable income. If changes to federal income tax legislation are enacted which reduce the current statutory federal corporate income tax rate, the alternative minimum tax rate, or other applicable tax rates, a material impairment to our deferred tax asset is likely. We would be required to recognize in full any such impairment as a reduction to our net income in the period that the change becomes effective, which could adversely affect our financial position and results of operations.

The gaming industry is intensely competitive, and if we are unable to compete effectively, our business could be negatively impacted.

The market for gaming devices, cash access products, and related services is highly competitive, and we expect competition to increase and intensify in the future. In both our Games and Payments businesses, some of our competitors and potential competitors have significant advantages over us, including greater name recognition, longer operating histories, pre-existing relationships with current or potential customers with respect to other financial services, greater financial, research, design, development, marketing, technological and other resources, and more ready access to capital resources, which allow them to respond more quickly to new or changing opportunities, be in a better position to compete as well as, in respect of our cash access business, to pay higher commissions or other incentives to gaming establishments in order to gain new customers. In our Payments business, we compete with other established providers of cash access products and services, including third-party transaction processors, financial institutions and other regional and local banks that operate ATMs on the premises of gaming establishments. To the extent that we lose customers to these competitors, or competitive pressures force us to offer incentives or less favorable pricing terms to us to establish or maintain relationships with gaming establishments, our business, financial condition, operations or cash flows could be materially and adversely affected.

Our business is dependent upon consumer demand for gaming and overall economic trends specific to the gaming industry. Economic downturns or a decline in the popularity of gaming could reduce the number of patrons that use our products and services or the amounts of cash that they access using our services.

We provide our gaming-related and cash access products and services almost exclusively to gaming establishments. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity, participation in which has in the past and may in the future decline during periods of (i) economic growth, due to changes in consumers’ spending habits, (ii) economic downturns, due to decreases in our customers’ disposable income or general tourism activities, and (iii) declining consumer confidence, due to general economic conditions, geopolitical concerns or other factors. Gaming competes with other leisure activities as a form of consumer entertainment and may lose popularity as new leisure activities arise or as other leisure activities become more popular. In addition, gaming in traditional gaming establishments (to which we sell our products and services) competes with Internet-based gaming. The popularity and acceptance of gaming is also influenced by the prevailing social mores and changes in social mores, including changes driven by social responsibility organizations that are dedicated to addressing problem gaming, which could result in reduced acceptance of gaming as a leisure activity or litigation or lobbying efforts focused on limiting gaming activities. To the extent that the popularity or availability of gaming in traditional gaming establishments declines as a result of any of these factors, the demand for our cash access and gaming-related products and services, or the willingness of our customers to spend new capital on acquiring gaming equipment or utilize revenue share agreements, may decline and our business may be harmed.

Most of our leased gaming device contracts with our customers are on a month-to-month basis, and if we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition, operations or cash flows may suffer a material adverse effect.

Most of our leased gaming device contracts with our customers are generally on a month-to-month basis, except for customers with whom we have entered into development and placement fee agreements. We do not rely upon the stated term of our gaming device contracts to retain the business of our customers. We rely instead upon providing competitive player terminals, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our gaming device business is subject to nonrenewal, which may materially and adversely affect our earnings, financial condition and cash flows. To renew or extend any of our customer contracts generally, we may be required to accept financial and other terms that are less favorable to us than the terms of the expired contracts. In addition, we may not succeed in renewing customer contracts when they expire. If we are required to agree to other less favorable terms to retain our customers or we are not able to renew our relationships with our customers upon the expiration of our contracts, our business, financial condition, operations or cash flows could suffer a material adverse effect.

Our installed base of leased gaming devices includes many games provided by third-party manufacturers that are being removed from existing gaming customers, and if we are unable replace these units with our own units or these replaced units perform at substantially less economic terms, our business, financial condition, operations or cash flows may suffer a material adverse effect.

As of December 31, 2016 and 2015, we had 1,333 and 2,554 Class III gaming units, respectively, under lease or daily fixed fee arrangements to our customers that were provided by third-party equipment manufacturers.  These units typically perform at daily win per units in excess of our portfolio average daily win per unit.  Given the age of these units, our gaming customers have been removing these units and replacing them with other Everi provided Class II gaming units or by entering into new arrangements with other providers of gaming equipment. If we are unable to replace these units with our proprietary Class II or Class III units, or we replace these units with our games and their performance is not as high as the performance experienced on the third-party Class III unit that it replaced, our business, financial condition, operations or cash flows could suffer a material adverse effect.

Tribal gaming customers who have historically operated large quantities of Class II gaming units may negotiate into arrangements with state governments or renegotiate existing gaming compacts that could impact the amount of Class II gaming devices currently supplied by the Company. If we are unable maintain our existing placement of units, then our business, financial condition, operations or cash flows may suffer an adverse effect.

As of December 31, 2016, we operated 8,234 Class II gaming units under lease or daily fixed fee arrangements to our customers. Customers who enter into compacts with state governments may desire to change from Class II gaming units to Class III gaming units, as Class III units generally perform better than Class II units. This may result in the loss of placements under lease or daily fixed fee arrangements as customers purchase Class III units from other equipment suppliers to replace our existing Class II units.  Several tribes in California have recently renegotiated their Tribal Compact and have removed our Class II units from their gaming floors.  If we are unable to replace these lost units with our proprietary Class III units, then our business, financial condition, operations or cash flows may suffer an adverse effect.

If we are unable to renew our contract with the New York Lottery, our revenues, financial condition, operations or cash flows may suffer a material adverse effect.

Our contract to provide an accounting and central determinant system for the VLTs in the State of New York expires in late December 2017, and has provided Games segment revenues of approximately $18.1 million and $17.5 million for the years ended December 31, 2016 and 2015, respectively. We are actively working to extend the term of this agreement; however, if we are unsuccessful in renewing the contract, our business, financial condition, operations or cash flows may suffer a material adverse effect.

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

In our gaming business, we enter into placement fee agreements typically to secure a long-term revenue share percentage and a fixed number of player terminal placements in the gaming facility.  These placement fee arrangements may provide for the removal of our player terminal placements in the event of poor game performance with no further obligation of the gaming customer.  Additionally, we have historically entered into development fee arrangements and may continue to do so in the future.  Under the development fee arrangements, we provide financing for construction, expansion or remodeling of gaming facilities in exchange for a long-term revenue share percentage and a fixed number of player terminal placements in the gaming facility until the development fee is repaid to us. The success of these ventures is dependent upon the timely completion of the gaming facility, the placement of our player terminals and a favorable regulatory environment. Our development and placement efforts and financing activities may result in operating difficulties, financial and regulatory risks, or required expenditures that could materially and adversely affect our liquidity. In connection with one or more of these transactions, and to obtain the necessary development and placement fee funds, we may need to extend secured and unsecured credit to potential or existing customers that may not be repaid, incur debt on terms unfavorable to us, incur difficulties in perfecting security interests in collateral on Indian lands, or that we are unable to repay, or incur other contingent liabilities. While we believe the increased level of receivables from counterparties to development agreements has allowed us to grow our business, it has also required direct, additional focus of and involvement by management. The failure to maintain controls and processes related to our collection efforts or the deterioration of regulatory or financial condition of our customers could negatively impact our business.

We typically rely on a single third-party processor to process substantially all of our cash access transactions that are processed through various card associations and EFT payment networks, and the failure of our third-party processor to adequately provide such processing services could have a material adverse effect on our business, financial condition, operations or cash flows.

We typically rely on a single third party to provide processing services for the majority of our cash access transactions by obtaining authorizations for ATM cash withdrawal, POS debit card and credit card cash access transactions and to provide settlement transaction files to card associations and EFT payment networks for some of these transactions. If our third-party processor fails to adequately provide these services, it could result in our systems being unable to process our cash access transactions intermittently or for extended periods of time, which could have a material adverse effect on our business, financial condition, operations or cash flows.

We depend on third-party transaction processors, third-party data center providers, telecommunication networks and other third-party technology vendors to provide our cash access and related services; and if we, or any of these third parties, experience system or service failures, the products and services we provide could be delayed or interrupted, which could harm our business and reputation.

Our ability to provide uninterrupted and high levels of services depends upon the performance of the third-party processors, data center providers, telecommunication networks and other third-party technology vendors that we use. Any significant interruptions in, or degradation of, the quality of the services, including infrastructure storage and support, that these third parties provide to us could severely harm our business and reputation and lead to the loss of customers and revenue. Our internal network, systems and related infrastructure as well as third-party providers and their networks, systems and related infrastructure are potentially vulnerable to computer viruses, physical or electronic security breaches, natural disasters and similar disruptions, which could lead to interruptions or outages of our services, delays, loss of data or public release of confidential data, all of which could have a material adverse effect on our business, financial condition, operations or cash flows. In some instances, such failures could cause us to fail to meet contractual deadlines or specifications and force us to renegotiate contracts on less favorable terms, pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We are parties to certain agreements that could require us to pay damages resulting from loss of revenues if our systems are not properly functioning or as a result of a system malfunction. For example, our agreement with the New York Lottery permits termination of the contract at any time for failure by us or our system to perform properly, and any such unforeseen downtime could subject us to liquidated damages. In addition, if we fail to meet the terms specified in our contracts, we may not realize their full benefits. Failure to perform under any contract could result in substantial monetary damages, as well as contract termination. Our results of operations are dependent on our ability to maximize our earnings from our contracts.

An unexpectedly high level of chargebacks, as the result of fraud or otherwise, including in connection with new technology standards being implemented in the United States regarding chip-based cards, could materially and adversely affect our cash access business.

In 1994, Europay, MasterCard and Visa jointly developed EMV, designed to deter fraudulent card transactions related to identity theft, counterfeit cards and the misuse of lost or stolen cards via enhanced card authentication, transaction authorization and cardholder verification using chip-based smart-cards. EMV has been adopted in many regions of the world as the global standard for fraud deterrence in chip based smart-card payments. Historically, the U.S. payments industry has relied on magnetic stripe cards instead of EMV compliant chip-based cards. Recently, however, U.S. card issuers have begun to offer EMV-capable chip-based smart-cards, and as of October 1, 2015, the U.S. payment card industry shifted the liability for fraudulent transactions generated through EMV-enabled cards onto merchants whose devices are not capable of processing chip-based smart-card EMV transactions. This shifted the responsibility for chargebacks due to fraudulent transactions on such cards from the card issuer onto the merchant. We currently do not incur such costs as we are compliant with the EMV regulations. However, if we are unable to maintain such status, our cash access business may be adversely affected.

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

If we are unable to protect our intellectual property adequately or obtain intellectual property rights and agreements, we may lose valuable competitive advantages, be forced to incur costly litigation to protect our rights, or be restricted in our ability to provide various products in our markets.

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

Our 3-in-1 Rollover patent expires in early 2018 and our business, financial condition, operations or cash flows may suffer an adverse effect from our competitors’ use of this technology.

We no longer have the ability to extend our existing 3-in-1 Rollover patent, which allows a patron that has reached his or her daily ATM limit to obtain funds via a POS debit card cash access transaction or a credit card cash access transaction instead. As a result of the patent expiration, our competitors will have the ability to use this technology; and our business, financial condition, operations or cash flows may suffer an adverse effect.

We rely on hardware, software and games licensed from third parties, and on technology provided by third-party vendors, the loss of which could materially and adversely affect our business, increase our costs and delay deployment or suspend development of our gaming systems and player terminals.

We have entered into license agreements with third parties for the exclusive use of their technology and intellectual property rights in the gaming industry, such as our license to use portions of the software infrastructure upon which our cash access systems operate, and we also rely on third-party manufacturers to manufacture our gaming devices, fully integrated kiosks and other integrated kiosk solutions. We rely on these other parties to maintain and protect this technology and the related intellectual property rights. If our licensors fail to protect their intellectual property rights in material that we license and we are unable to protect such intellectual property rights, the value of our licenses may diminish significantly and our business could be significantly harmed. In addition, if these agreements expire and we are unable to renew them, or if the manufacturers of this software or hardware, or functional equivalents of this software or hardware, were either no longer available to us or no longer offered to us on commercially reasonable terms, we may lose a valuable competitive advantage and our business could be harmed.

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

We collect and store personally identifiable information about cardholders and patrons that perform certain cash access and Central Credit transactions, including names, addresses, social security numbers, driver’s license numbers and account numbers, and we maintain a database of cardholder and patron data, including account numbers, in order to process our cash access and Central Credit transactions. We also rely on our third-party processor and certain other technology partners to process and store cardholder and patron data relating to our cash access and Central Credit transactions. As a result, we, as well as our third-party processor, certain of our other technology providers and some of our gaming establishment customers, are required to comply with various federal and state privacy statutes and regulations and the PCI Data Security Standard. Compliance with these regulations and requirements, which are subject to change at any time, is often difficult and costly, and our failure, or the failure of these other third parties, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability to our sponsor bank and termination of our agreements with our gaming establishment customers, each of which could have a material adverse effect on our business, financial condition, operations or cash flows. If our computer systems or those of our third-party processor or other technology providers suffer a security breach, we may be subject to liability, including claims for unauthorized transactions with misappropriated bank card information, impersonation or similar fraud claims, as well as for any failure to comply with laws governing required notifications of such a breach, and these claims could result in protracted and costly litigation, penalties or sanctions from the card associations and EFT payment networks, and damage to our reputation, which could reduce and limit our ability to provide cash access and related services to our gaming establishment customers.

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

Our Central Credit gaming patron credit bureau and check verification and warranty services are subject to the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003 and similar state laws. The collection practices that are used by our third-party providers and us may be subject to the Fair Debt Collection Practices Act and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card cash access transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to state and local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs, our ability to surcharge cardholders who use our ATMs, and the form and type of notices that must be disclosed regarding the provision of our ATM services. The cash access services we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. We are required to file SARs with respect to transactions completed at all gaming establishments where we provide our cash access services through a financial services center. If we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher, we are subject to the applicable state licensing requirements and regulations governing check cashing activities. We are also subject to various state licensing requirements and regulations governing money transmitters.

We are subject to formal or informal audits, inquiries or reviews from time to time by the regulatory authorities that enforce these financial services rules and regulations. In the event that any regulatory authority determines that the manner in which we provide cash access, patron marketing or gaming patron credit bureau services is not in compliance with existing rules and regulations, or the regulatory authorities adopt new rules or regulations that prohibit or restrict the manner in which we provide cash access, patron marketing or gaming patron credit bureau services, then these regulatory authorities may force us to modify the manner in which we operate or force us to stop processing certain types of cash access transactions or providing patron marketing or gaming patron credit bureau services altogether. We may also be required to pay substantial penalties and fines if we fail to comply with applicable rules and regulations. For example, if we fail to file CTRCs or SARs on a timely basis or if we are found to be noncompliant in any way with either the Bank Secrecy Act or the USA PATRIOT Act of 2001, we could be subject to substantial civil and criminal penalties. In addition, our failure to comply with applicable rules and regulations could subject us to private litigation.

We are subject to extensive rules and regulations of card associations, including VISA, MasterCard and EFT networks that are always subject to change, which may harm our business.

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

We pay interchange and other network fees for services to the credit card associations and EFT networks that they provide in settling transactions routed through their networks. Collectively we call these charges interchange fees. Subject to the limitations imposed by federal regulations such as the Durbin Amendment or other regulations that may be enacted, the amounts of these interchange fees are determined based upon the sole discretion of the card associations and EFT networks and are subject to increase at any time. Although certain of our contracts enable us to pass through increases in interchange or other network processing fees to our customers, competitive pressures might prevent us from passing all or some of these fees through to our customers in the future. To the extent that we are unable to pass through to our customers all or any portion of any increase in interchange or other network processing fees, our cost of revenues (exclusive of depreciation and amortization) would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our business, financial condition, operations or cash flows. In addition, proposed changes to the Dodd-Frank Act, such as the repeal of the Durbin Amendment, if adopted, or other regulation that could be implemented to limit the amount of surcharge or service fees charged for our cash access transactions could have a negative impact on revenue and gross margins (exclusive of depreciation and amortization) as a result of reduced service fee revenue and potential increases in interchange rates merchants pay for debit card transactions.

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

Our ATM services are subject to the applicable federal, state and local banking regulations in each jurisdiction in which we operate ATMs, which regulations relate to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs, our ability to surcharge cardholders who use our ATMs, and the form and type of notices that must be disclosed with respect to the fees we charge to patrons in connection with our ATM services. ATMs are also subject to requirements of the Americans with Disabilities Act, which in general require that ATMs be accessible to individuals with disabilities, such as visually-impaired persons. These laws and regulations may impose significant burdens on our ability to operate ATMs profitably in some locations, or at all, and our business, financial condition, operations or cash flows could be materially adversely affected. Moreover, because these regulations are subject to change, we may be forced to modify our ATM operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide ATM services at gaming establishments. If federal, state, local or foreign authorities adopt new laws or regulations or raise enforcement levels on existing laws and regulations that make it more difficult for us to operate our ATM business, then our revenues and earnings may be negatively affected. If legislation or regulations are enacted in the future that adversely impact our ATM business, we may be forced to modify our operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide ATMs at gaming establishments and our business, financial condition, operations or cash flows could suffer a material adverse effect.

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

Risks Related to Our Stock

Our common stock has been publicly traded since September 2005, and we expect that the price of our common stock will fluctuate substantially.

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

·

our inability to make payments on our outstanding indebtedness as they become due or our inability to undertake actions that might otherwise benefit us based on the financial and other restrictive covenants contained in the Credit Facilities, purchase agreement governing the Refinanced Secured Notes and indenture governing the Unsecured Notes;

·	the loss, or failure, of a significant supplier or strategic partner to provide the goods or services that we require from them;

·

our inability to introduce successful, new products and services in a timely manner or the introduction of new products or services by our competitors that reduce the demand for our products and services;

·	our failure to successfully enter new markets or the failure of new markets to develop in the time and manner that we anticipate;

·	announcements by our competitors of significant new contracts or contract renewals or of new products or services;

·	changes in general economic conditions, financial markets, the gaming industry or the payments processing industry;

·	the trading volume of our common stock;

·	sales of common stock or other actions by our current officers, directors and stockholders;

·	acquisitions, strategic alliances or joint ventures involving us or our competitors;

·	future sales of our common stock or other securities;

·	the failure of securities analysts to cover our common stock or changes in financial estimates or recommendations by analysts;

·	our failure to meet the revenue, net income or earnings per share estimates of securities analysts or investors;

·	departures of key personnel or our inability to attract or retain key personnel;

·	terrorist acts, theft, vandalism, fires, floods or other natural disasters; and

·	rumors or speculation as to any of the above which we may be unable to confirm or deny due to disclosure restrictions imposed on us by law or which we otherwise deem imprudent to comment upon.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our headquarters are located in a facility in Las Vegas, Nevada, consisting of approximately 59,000 square feet of office space, which is under a lease through April 2023. In addition, we have approximately 83,000 square feet of office space in Austin, Texas, which is under a lease through June 2021. We also lease facilities with approximately 17,000 square feet in Chicago, Illinois and Reno, Nevada, which support the design, production and expansion of our gaming content. These design studios are under lease through January 2023 and April 2021 for the Chicago and Reno offices, respectively. We also lease several other properties that are used to support all our products and services.

We believe that these facilities are adequate for our business as presently conducted.

Item 3.  Legal Proceedings.

We are involved in various investigations, claims and lawsuits in the ordinary course of our business. In addition, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, based upon current information, we do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on the New York Stock Exchange under the symbol “EVRI.” On March 1, 2017, there were five holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

The following table sets forth for the indicated periods, the high and low sale prices per share of our common stock:

	Price Range
	High	Low
2016
First Quarter	$4.50	$1.73
Second Quarter	2.29	1.13
Third Quarter	2.64	1.16
Fourth Quarter	2.60	1.21
2015
First Quarter	$8.53	$6.41
Second Quarter	8.50	7.16
Third Quarter	7.87	4.39
Fourth Quarter	5.35	3.27

On March 1, 2017, the closing sale price of our common stock on the New York Stock Exchange was $3.34.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all our earnings for the repayment of our outstanding debt and to finance the growth and development of our business. Any future change in our dividend policy will be made at the discretion of our Board of Directors and will depend on contractual restrictions, our results of operations, earnings, capital requirements and other factors considered relevant by our Board of Directors. In addition, the Credit Facilities, purchase agreement governing the Refinanced Secured Notes and indenture governing the Unsecured Notes limit our ability to declare and pay cash dividends.

Common Stock Repurchases

We did not have a share repurchase program in effect for the years ended December 31, 2016 and 2015. Our most recent share repurchase program expired on December 31, 2014.

Issuer Purchases and Withholding of Equity Securities

We repurchased or withheld from restricted stock awards 18,717, 32,617, and 55,502 shares of our common stock at an aggregate purchase price of $41,528, $0.2 million, and $0.5 million, respectively, to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards for the years ended December 31, 2016, 2015, and 2014, respectively. The following table includes the monthly repurchases or withholdings of our common stock during the fourth quarter ended December 31, 2016:

	Total Number of	Average Price per
	Shares Purchased (1)	Share (2)
	(in thousands)
Tax Withholdings
10/1/16 - 10/31/16	10.1	$2.13
11/1/16 - 11/30/16	0.8	$1.97
12/1/16 - 12/31/16	0.7	$2.28
Total	11.6	$2.13

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

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the S&P Information Technology Index during the five year period ended December 31, 2016.

The graph assumes that $100 was invested on December 31, 2011 in our common stock, in the S&P 500 Index and the S&P Information Technology Index, and that all dividends were reinvested. Research Data Group, Inc. furnished this data and the cumulative total stockholder returns for our common stock, the S&P 500 Index and the S&P Information Technology Index are based on the calendar month end closing prices. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Everi Holdings Inc., the S&P 500 Index,

and the S&P Information Technology Index

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

	Year Ended December 31,
	2016(1)	2015(2)	2014(4)	2013	2012
Income Statement Data
Revenues	$859,456	$826,999	$593,053	$582,444	$584,486
Operating (loss) income	(118,555)	(9,730)	33,782	49,150	55,982
Net (loss) income	(249,479)	(104,972)	12,140	24,398	25,689
Basic (loss) earnings per share	(3.78)	(1.59)	0.18	0.37	0.39
Diluted (loss) earnings per share	(3.78)	(1.59)	0.18	0.36	0.38
Weighted average common shares outstanding
Basic	66,050	65,854	65,780	66,014	65,933
Diluted	66,050	65,854	66,863	67,205	67,337

	At and For the Year Ended December 31,
	2016(1)	2015(2)(3)	2014(4)	2013	2012
Balance sheet data
Cash and cash equivalents	$119,051	$102,030	$89,095	$114,254	$153,020
Working capital(5)	(1,875)	2,452	12,550	(1,682)	—
Total assets	1,408,163	1,550,385	1,707,285	527,327	553,895
Total borrowings	1,121,880	1,139,899	1,188,787	103,000	121,500
Stockholders’ (deficit) equity	(107,793)	137,420	231,473	218,604	198,759
Cash flow data
Net cash provided by operating activities	$131,711	$124,587	$24,531	$4,334	$157,488
Net cash used in investing activities	(88,054)	(85,549)	(1,085,847)	(13,990)	(12,531)
Net cash (used in) provided by financing activities	(24,922)	(24,551)	1,037,423	(29,183)	(46,783)

(1)	During 2016, the Games reporting unit had a goodwill impairment of $146.3 million.

(2)	2015 amounts include a full year of financial results for Everi Games. During 2015, the Games reporting unit had a goodwill impairment of $75.0 million.

(3)

We reclassified $23.7 million of debt issuance costs related to our outstanding debt from the non-current portion of other assets to contra-liabilities included in long-term debt as of December 31, 2015 in connection with our retrospective adoption of Accounting Standards Update (“ASU”) No. 2015-03 in 2016. This reclassification decreased the December 31, 2015 balance of both total assets and total borrowings.

(4)

2014 amounts affected by the Merger for which total merger consideration of $1.1 billion on December 19, 2014 was paid and results of operations were recorded from the date of acquisition through December 31, 2014.

(5)	As a result of the Merger on December 19, 2014, we provide a classified balance sheet, for which a calculation of working capital has been included.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with “Item 1. Business,” “Item 6. Selected Financial Data” and the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and the information included in our other filings with the SEC.

This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the disclosure and information contained and referenced in “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Overview

Everi is dedicated to providing video and mechanical reel gaming content and technology solutions, integrated gaming payments solutions and compliance and efficiency software. Everi Games provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including the award winning TournEvent® slot tournament solution; and (b) the central determinant system for the VLTs installed in the State of New York. Everi Payments provides: (a) access to cash at gaming facilities via ATM cash withdrawals, credit card cash access transactions, POS debit card cash access transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.

Impact of the Merger with Everi Games Holding and Other Items Impacting Comparability of Results of Operations

Merger with Everi Games Holding

In December 2014, Holdings acquired Everi Games Holding in the Merger for approximately $1.1 billion in cash. In connection with the Merger, we incurred additional indebtedness and completed a series of refinancing transactions, which are described in “Note 12. Long-Term Debt” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. For additional information regarding the Merger, see “Note 3. Business Combinations” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Other Items Impacting Comparability

Our Consolidated Financial Statements included in this report that present our financial condition and results of operations reflect the following transactions and events:

·

In October of each year, we conduct our annual impairment test for our reporting units. Based on the results of our testing, a portion of our goodwill was impaired by approximately $146.3 million and $75.0 million for the years ended December 31, 2016 and 2015, respectively.

·

During the fourth quarter of 2016, we increased our valuation allowance by approximately $59.6 million for our deferred tax assets due to recording a valuation allowance of approximately $53.7 million on deferred tax assets relating to our federal net operating losses and tax credits, and approximately $5.9 million related to our state and foreign net operating losses.

·

In April 2015, we redeemed, in full, the Secured Notes (defined herein) and issued the Refinanced Secured Notes. As a result, we expensed $13.0 million of debt issuance costs and fees to loss on extinguishment of debt in 2015.

·

In January 2015, we entered into a settlement agreement in connection with a lawsuit we participated in as plaintiffs, pursuant to which we received and recorded the settlement proceeds of $14.4 million in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the year ended December 31, 2015. The Company utilized the proceeds along with cash on hand to make a $15.0 million principal reduction payment on the Secured Notes (defined herein) in the first quarter of 2015. For additional information regarding this settlement, see “Note 13. Commitments and Contingencies — Gain Contingency Settlement” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

·

In December 2014, to effect the Merger, we entered into the Credit Facilities and issued the Secured Notes and the Unsecured Notes and used a portion of these proceeds to repay the outstanding amounts owed under prior credit facilities of $210.0 million and $35.0 million for Everi Payments and Everi Games, respectively (the “Prior Credit Facilities”). As a result, we expensed $2.7 million of related debt issuance costs and fees to loss on extinguishment of debt associated with the Prior Credit Facilities of Everi Payments and Everi Games that were in effect prior to the consummation of the Merger.

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

·	The total North American installed slot base in 2016 remained relatively flat to 2015. We expect flat to moderate growth in the forward replacement cycle for EGMs.

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

·

The Payments segment provides solutions directly to gaming establishments to offer their patrons cash access related services and products including: access to cash at gaming facilities via ATM cash withdrawals, credit card cash access transactions and POS debit card cash access transactions; check-related services; fully integrated kiosks and maintenance services; compliance, audit and data software; casino credit data and reporting services and other ancillary offerings.

Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we allocate depreciation and amortization expenses to the business segments.

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015

The following table presents our consolidated results of operations (in thousands)*:

	Year Ended
	December 31, 2016		December 31, 2015		December 31, 2016 vs 2015
	$	%	$	%	$ Variance	% Variance
Revenues
Games	$213,253	25%	$214,424	26%	$(1,171)	(1)%
Payments	646,203	75%	612,575	74%	33,628	5%
Total revenues	859,456	100%	826,999	100%	32,457	4%
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	50,308	6%	47,017	6%	3,291	7%
Payments cost of revenue (exclusive of depreciation and amortization)	498,706	58%	463,380	56%	35,326	8%
Operating expenses	118,709	14%	101,202	12%	17,507	17%
Research and development	19,356	2%	19,098	2%	258	1%
Goodwill impairment	146,299	17%	75,008	9%	71,291	95%
Depreciation	49,995	6%	45,551	6%	4,444	10%
Amortization	94,638	11%	85,473	10%	9,165	11%
Total costs and expenses	978,011	114%	836,729	101%	141,282	17%
Operating loss	(118,555)	(14)%	(9,730)	(1)%	(108,825)	1,118%
Other expenses
Interest expense, net of interest income	99,228	12%	100,290	12%	(1,062)	(1)%
Loss on extinguishment of debt	—	—%	13,063	2%	(13,063)	(100)%
Total other expenses	99,228	12%	113,353	14%	(14,125)	(12)%
Loss before income tax	(217,783)	(25)%	(123,083)	(15)%	(94,700)	77%
Income tax provision (benefit)	31,696	4%	(18,111)	(2)%	49,807	(275)%
Net loss	$(249,479)	(29)%	$(104,972)	(13)%	$(144,507)	138%

*Rounding may cause variances.

Total Revenues

Total revenues increased by $32.5 million, or 4%, to $859.5 million for the year ended December 31, 2016, as compared to the prior year period. This was due to increased Payments revenues, slightly offset by lower Games revenues.

Games revenues decreased by $1.2 million, or 1%, to $213.3 million for the year ended December 31, 2016, as compared to the prior year period. This was primarily due to a lower daily win per unit on leased games, partially offset by an increase in unit sales and average sales price per unit.

Payments revenues increased by $33.6 million, or 5%, to $646.2 million for the year ended December 31, 2016, as compared to the prior year period. This was primarily due to higher ATM transaction volume and fees, including an increase in transaction volume from ATM portfolios acquired in late 2015.

Costs and Expenses

Games cost of revenues (exclusive of depreciation and amortization) increased by $3.3 million, or 7%, to $50.3 million for the year ended December 31, 2016, as compared to the prior year period. This was primarily due to higher costs associated with the increased unit sales volume.

Payments cost of revenues (exclusive of depreciation and amortization) increased by $35.3 million, or 8%, to $498.7 million for the year ended December 31, 2016, as compared to the prior year period. This was primarily due to the ATM portfolio acquisitions and higher commission expense on ATM revenues.

Operating expenses increased by $17.5 million, or 17%, to $118.7 million for the year ended December 31, 2016, as compared to the prior year period. This was primarily due to the impact of a $14.4 million gain contingency settlement during the prior year and a $4.3 million write-down of a note receivable and warrant associated with Bee Cave Games, Inc.

Goodwill impairment increased by $71.3 million, or 95%, to $146.3 million for the year ended December 31, 2016, as compared to the prior year period. This non-cash charge was a result of our October 1, 2016 annual goodwill assessment and attributable to our Games reporting unit.

Depreciation increased by $4.4 million, or 10%, to $50.0 million for the year ended December 31, 2016, as compared to the prior year period. This was primarily related to increased fixed assets being placed in service.

Amortization increased by $9.2 million, or 11%, to $94.6 million for the year ended December 31, 2016, as compared to the prior year period. This was primarily related to an increase in intangible assets being placed in service related to developed technology and software.

Primarily as a result of the factors described above, operating loss increased by $108.8 million, or 1,118%, to an operating loss of $118.6 million for the year ended December 31, 2016, as compared to the prior year period. The operating loss margin increased to 14% for the year ended December 31, 2016, as compared to 1% for the prior year period. Excluding the goodwill impairment charge in 2016 and 2015, the operating margin would have been approximately 3% and 8%, respectively.

Interest expense, net of interest income, decreased by $1.1 million, or 1%, to $99.2 million for the year ended December 31, 2016, as compared to the prior year period. This was primarily related to lower outstanding debt balances, the write-off of debt issuance costs related to our Refinanced Secured Notes, partially offset by a higher interest rate under the Contract Cash Solutions Agreement with Wells Fargo.

There was no loss on extinguishment of debt for the year ended December 31, 2016, as compared to a loss on extinguishment of debt of $13.1 million in the prior year period.

Income tax provision was $31.7 million for the year ended December 31, 2016, as compared to an income tax benefit in the prior year period. This was primarily due to an increase in our valuation allowance for deferred tax assets. The income tax provision reflected a negative effective income tax rate of 14.6% for the year ended December 31, 2016, which was less than the statutory federal rate of 35.0% primarily due to an increase in our valuation allowance for deferred tax assets and the impairment of goodwill, for which no tax benefit is provided for book purposes. The income tax benefit reflected an effective income tax rate of 14.7% for the prior year, which was greater than the statutory federal rate of 35.0%, primarily due to the impairment of goodwill for which no tax benefit is provided for book purposes.

Primarily as a result of the foregoing, net loss increased by $144.5 million, or 138%, to $249.5 million for the year ended December 31, 2016, as compared to the prior year period.

Year ended December 31, 2015 compared to year ended December 31, 2014:

The following table presents our consolidated results of operations (in thousands)*:

	Year Ended
	December 31, 2015		December 31, 2014		December 31, 2015 vs 2014
	$	%	$	%	$ Variance	% Variance
Revenues
Games	$214,424	26%	$7,406	1%	$207,018	2,795%
Payments	612,575	74%	585,647	99%	26,928	5%
Total revenues	826,999	100%	593,053	100%	233,946	39%
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	47,017	6%	1,753	—%	45,264	2,582%
Payments cost of revenue (exclusive of depreciation and amortization)	463,380	56%	438,318	74%	25,062	6%
Operating expenses	101,202	12%	95,452	16%	5,750	6%
Research and development	19,098	2%	804	—%	18,294	2,275%
Goodwill impairment	75,008	9%	—	—%	75,008	—%
Depreciation	45,551	6%	8,745	1%	36,806	421%
Amortization	85,473	10%	14,199	3%	71,274	502%
Total costs and expenses	836,729	101%	559,271	94%	277,458	50%
Operating (loss) income	(9,730)	(1)%	33,782	6%	(43,512)	(129)%
Other expenses
Interest expense, net of interest income	100,290	12%	10,756	2%	89,534	832%
Loss on extinguishment of debt	13,063	2%	2,725	—%	10,338	379%
Total other expenses	113,353	14%	13,481	2%	99,872	741%
(Loss) income before income tax	(123,083)	(15)%	20,301	4%	(143,384)	(706)%
Income tax (benefit) provision	(18,111)	(2)%	8,161	2%	(26,272)	(322)%
Net (loss) income	$(104,972)	(13)%	$12,140	2%	$(117,112)	(965)%

*Rounding may cause variances.

Total Revenues

Total revenues increased by $233.9 million, or 39%, to $827.0 million for the year ended December 31, 2015, as compared to the prior year period.

Games revenues increased to $207.0 million, or 2,795%, to $214.4 million for the year ended December 31, 2015, as a result of a full year of operations related to the acquired Games business in December 2014.

Payments revenues increased by $26.9 million, or 5%, to $612.6 million for the year ended December 31, 2015, as compared to the prior year period. This was primarily due to higher dollar and transaction volumes and sales of compliance related solutions.

Costs and Expenses

Games cost of revenues (exclusive of depreciation and amortization) increased by $45.3 million, or 2,582%, to $47.0 million for the year ended December 31, 2015, as compared to the prior year period. This was primarily due to the cost of revenues associated with a full year of operations related to the acquired Games business.

Payments cost of revenues (exclusive of depreciation and amortization) increased by $25.1 million, or 6%, to $463.4 million for the year ended December 31, 2015, as compared to the prior year period. This was primarily due to variable costs related to additional revenues from the Payments business.

Operating expenses increased by $5.8 million, or 6%, to $101.2 million for the year ended December 31, 2015, as compared to the prior year period. This was primarily due to the operating costs from the acquired Games business offset by $14.4 million of legal settlement proceeds.

Research and development costs increased by $18.3 million, or 2,275%, to $19.1 million for the year ended December 31, 2015, as compared to the prior year period.  The increase in research and development is associated with the acquired Games business.

Goodwill impairment was $75.0 million for the year ended December 31, 2015. This non-cash charge was a result of our October 1, 2015 annual goodwill assessment and attributable to our Games reporting unit.

Depreciation increased by $36.8 million, or 421%, to $45.6 million for the year ended December 31, 2015, as compared to the prior year period. This was primarily related to tangible assets from the acquired Games business. In connection with our fourth quarter 2015 annual impairment review, we concluded that certain of our Gaming fixed assets either: (a) had economic lives that were no longer supportable and such lives were shortened, which resulted in an accelerated depreciation charge of approximately $2.6 million in the current period, or (b) were fully impaired, which resulted in an accelerated depreciation charge of approximately $1.0 million in the current period.

Amortization increased by $71.3 million, or 502%, to $85.5 million for the year ended December 31, 2015, as compared to the prior year period. This was primarily related to the definite-lived intangible assets from the acquired Games business.

Primarily as a result of the factors described above, operating income decreased by $43.5 million, or 129%, to an operating loss of $9.7 million for the year ended December 31, 2015, as compared to the prior year period. The operating (loss) income margin decreased to (1%) for the year ended December 31, 2015, as compared to 6% for the prior year period.  Excluding the 2015 goodwill impairment, the 2015 operating margin would have been approximately 8%.

Interest expense, net of interest income, increased by $89.5 million, or 832%, to $100.3 million for the year ended December 31, 2015, as compared to the prior year period. This was associated with the additional indebtedness incurred to fund the acquisition of the Games business.

Loss on extinguishment of debt increased by $10.3 million, or 379%, to $13.1 million for the year ended December 31, 2015, as compared to the prior year period. This was related to the loss on extinguishment on the refinancing of our Secured Notes in the current year compared to extinguishment of unamortized deferred loan fees associated with the Prior Credit Facilities that were paid in full in connection with the Merger in the prior year.

Income tax expense decreased by $26.3 million, or 322%, to a benefit of $18.1 million for the year ended December 31, 2015, as compared to the prior year period. This was primarily due to the decrease in income before income tax of $143.4 million, excluding the goodwill impairment for which no tax benefit is provided. The income tax benefit reflected an effective income tax rate of 14.7% for the year ended December 31, 2015, which was less than the statutory federal rate of 35.0% primarily due to the impairment of goodwill for which no tax benefit is provided for book purposes. The provision for income tax reflected an effective income tax rate of 40.2% for the prior year, which was greater than the statutory federal rate of 35.0% primarily due to non-deductible acquisition-related costs associated with the Merger and partially offset by the lower tax rate on foreign earnings.

Primarily as a result of the foregoing, net income decreased by $117.1 million, or 965%, to $105.0 million for the year ended December 31, 2015, as compared to the prior year period.

Games Revenues and Participation Units

The following table includes the revenues from our Games segment and the related participation units (amounts in thousands):

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Total		% of Games	Total		% of Games
	EGMs	Revenue	Revenue	EGMs	Revenue	Revenue	% Variance
Games revenues and participation units
Contractual agreement	5,040	$35,261	17%	5,528	$42,230	20%	(17)%
Participation revenue	8,224	98,695	46%	7,812	96,777	45%	2%
Sales	—	56,277	26%	—	51,142	24%	10%
NY Lottery	—	18,060	9%	—	17,510	8%	3%
Other	—	4,960	2%	—	6,765	3%	(27)%
Total	13,264	$213,253	100%	13,340	$214,424	100%	(1)%

As the Merger occurred on December 19, 2014, Games revenue for the year ended December 31, 2014 was not material to our financial statements. No comparative financial information was provided for year ended December 31, 2014.

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements. The SEC has defined critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions. You should review “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of these policies. We believe that our estimates and assumptions are reasonable, based upon information presently available; however, actual results may differ from these estimates under different assumptions or conditions.

Segment Reporting. We apply the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, in accounting for our business segments. This defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In addition, ASC 280-10-50-34, as well as Rule 3-03(e) of Regulation S-X, requires us to recast financial information from prior years for segments if we change our internal organization in a way that effects the compositions of our reportable segments. Our operating segments were previously organized and managed under five business segments: (a) Cash Advance, (b) ATM, (c) Check Services, (d) Games, and (e) Other. During the first quarter of 2015, we changed our organizational structure as part of our transformation to a Games and Payments company providing solutions to the gaming industry. Accordingly, since the first quarter of 2015, we have reported our financial performance, and organized and managed our operations, across the following two business segments: (a) Games, and (b) Payments. Each of these segments is monitored by our management for performance against its internal forecast and is consistent with our internal management reporting. We have presented prior period amounts to conform to the way we now internally manage and monitor segment performance beginning in 2015. This change in segment reporting had no impact on our Consolidated Financial Statements.

Business Combinations.  We apply the provisions of the FASB ASC 805, “Business Combinations”, in the accounting for acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are preliminary and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset over its estimated useful life. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill, in the period of identification, if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

Acquisition‑related Costs.  We recognize a liability for acquisition‑related costs when the expense is incurred. Acquisition‑related costs include, but are not limited to: financial advisory, legal and debt fees; accounting, consulting, and professional fees associated with due diligence, valuation and integration; severance; and other related costs and adjustments.

Property, Equipment and Leased Assets.   We have approximately $98.4 million in net property, equipment and leased assets on our Consolidated Balance Sheets at December 31, 2016. Property, equipment and leased assets are stated at cost, less accumulated depreciation, computed using the straight-line method over the lesser of the estimated life of the related assets, generally two to five years, or the related lease term.  Player terminals and related components and equipment are included in our rental pool. The rental pool can be further delineated as “rental pool – deployed,” which consists of assets deployed at customer sites under participation arrangements, and “rental pool – undeployed,” which consists of assets held by us that are available for customer use. Rental pool – undeployed consists of both new units awaiting deployment to a customer site and previously deployed units currently back with us to be refurbished awaiting re-deployment.  Routine maintenance of property, equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. Property, equipment and leased assets are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset’s carrying value.

Goodwill.  We had approximately $640.5 million of goodwill on our Consolidated Balance Sheets at December 31, 2016 resulting from acquisitions of other businesses. All of our goodwill was subject to our annual goodwill impairment testing. We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative Step 0 assessment based on reviewing relevant events and circumstances; or a quantitative Step 1 assessment, which determines the fair value of the reporting unit, using an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, we use the Step 2 assessment to determine the impairment.

In connection with our annual goodwill impairment testing process for 2016 and 2015, we determined that our Games reporting unit did not pass the step one test, and therefore, we were required to conduct a step two analysis to determine the amount of impairment, which was approximately $146.3 million and $75.0 million for the years ended December 31, 2016 and 2015, respectively. The fair value substantially exceeded the carrying value for each of the Cash Access, Kiosk Sales and Services, Central Credit and Everi Compliance reporting units as of December 31, 2016 and 2015, respectively. The Company’s aggregate goodwill impairment balance was $221.3 million and $75.0 million, as of December 31, 2016 and 2015, respectively. The impairment analysis was primarily based upon limited growth and capital expenditure constraints in the gaming industry, consolidation and increased competition in the gaming manufacturing space, stock market volatility, global and domestic economic uncertainty and lower than forecasted operating profits and cash flows in 2016 and 2015. Based on these indicators, we revised our estimates and assumptions for the Games reporting unit.

Management performs its annual forecasting process, which, among other factors, includes reviewing recent historical results, company-specific variables and industry trends. This process is generally completed in the fourth quarter and considered in conjunction with the annual goodwill impairment evaluation.

The annual evaluation of goodwill and other non‑amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations. The estimate of fair value requires significant judgment and we base our fair value estimates on assumptions that we believe to be reasonable; but that are unpredictable and inherently uncertain, including: estimates of future growth rates, operating margins and assumptions about the overall economic climate as well as the competitive environment for our reporting units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated growth rates are not correct, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing, or earlier, if an indicator of an impairment is present prior to our next annual evaluation.

Our reporting units are identified as operating segments or one level below. Reporting units must: (a) engage in business activities from which they earn revenues and incur expenses; (b) have operating results that are regularly reviewed by our chief operating decision makers to ascertain the resources to be allocated to the segment and assess its performance; and (c) have discrete financial information available. As of December 31, 2016, our reporting units included: Games, Cash Access, Kiosk Sales and Services, Central Credit, and Everi Compliance. During the year ended December 31, 2016, the Company combined its Cash Advance, ATM and Check Services reporting units into a single Cash Access reporting unit to be consistent with the current corporate structure and segment management. The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets, and therefore, impact the related impairment charge, if any.

Other Intangible Assets.  We have approximately $318.0 million in net unamortized other intangible assets on our Consolidated Balance Sheets at December 31, 2016. Other intangible assets are stated at cost, less accumulated amortization, computed primarily using the straight-line method. Other intangible assets consist primarily of: (i) customer contracts (rights to provide Games and Payments services to gaming establishment customers), developed technology, trade names and trademarks and contract rights acquired through business combinations; (ii) capitalized software development costs; and (iii) the acquisition cost of our patent related to the 3-in-1 rollover technology acquired in 2005. Customer contracts require us to make renewal assumptions, which impact the estimated useful lives of such assets. Capitalized software development costs require us to make certain judgments as to the stages of development and costs eligible for capitalization. Capitalized software costs placed in service are amortized over their useful lives, generally not to exceed five years. The acquisition cost of the 3-in-1 Rollover patent is being amortized over the term of the patent, which expires in 2018. We review intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or market price of the asset, a significant adverse change in legal factors or business climate that could affect the value of an asset, or a current period operating or cash flow loss combined with a history of operating or cash flow losses. We group intangible assets for impairment analysis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of intangible assets is measured by a comparison of the carrying amount of the asset to future, net cash flows expected to be generated by the asset, undiscounted and without interest or taxes. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Income Taxes.  We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. In accordance with accounting guidance, our income taxes include amounts from domestic and international jurisdictions, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Since it is our practice and current intent to reinvest the earnings in the international operations of our foreign subsidiaries, U.S. federal income taxes have not been provided on the undistributed earnings of any foreign subsidiaries, except for our GCA (Macau) S.A. subsidiary. Some items of income and expense are not reported in tax returns and the Consolidated Financial Statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.

Our deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based upon differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on the income tax provision or benefit and deferred tax assets and liabilities for a change in rates is recognized in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income in the period that includes the enactment date.

When measuring deferred tax assets, certain estimates and assumptions are required to assess whether a valuation allowance should be established by evaluating both positive and negative factors in accordance with accounting guidance. This evaluation requires that we exercise judgment in determining the relative significance of each factor. The assessment of valuation allowance involves significant estimates regarding future taxable income and when it is recognized, the amount and timing of taxable differences, the reversal of temporary differences and the implementation of tax-planning strategies. A valuation allowance is established based on the weight of available evidence, including both positive and negative indicators, if it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. Greater weight is given to evidence that is objectively verifiable, most notably historical results. If we report a cumulative loss from continuing operations before income taxes for a reasonable period of time, this form of negative evidence is difficult to overcome. Therefore, we include certain aspects of our historical results in our forecasts of future taxable income, as we do not have the ability to solely rely on forecasted improvements in earnings to recover deferred tax assets. If we no longer report a cumulative loss position, to the extent our results of operations improve, such that we have the ability to overcome the more likely than not accounting standard, we expect to be able to reverse the valuation allowance in the applicable period of determination. In addition, we rely on deferred tax liabilities in our assessment of the realizability of deferred tax assets if the temporary timing difference is anticipated to reverse in the same period and jurisdiction and the deferred tax liabilities are of the same character as the temporary differences giving rise to the deferred tax assets.

We also account for uncertainty in income taxes as recognized in our consolidated financial statements. The accounting standard creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under this standard, we may recognize tax benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed.

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

Games revenues generated by player terminals deployed at sites under development or placement fee agreements are reduced by the accretion of contract rights acquired as part of those agreements. Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from such agreements, described under “Note 2. Basis of Presentation and Summary of Significant Accounting Policies — Development and Placement Fee Agreements” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  The related amortization expense, or accretion of contract rights, is netted against our respective revenue category in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

We also generate Games revenues from back-office fees with certain customers. Back-office fees cover the service and maintenance costs for back-office servers installed in each gaming facility to run our gaming equipment, as well as the cost of related software updates. Back-office fees are considered both realizable and earned at the end of each gaming day.

Payments Revenues

Cash advance revenues are comprised of transaction fees assessed to gaming patrons in connection with credit card cash access and POS debit card cash access transactions and are recognized at the time the transactions are authorized. Such fees are based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash access or POS debit card cash access transaction amount.

ATM revenues are comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and reverse interchange fees paid to us by the patrons’ issuing banks. Cardholder surcharges and reverse interchange are recognized as revenue when a transaction is initiated. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount.

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

Stock‑Based Compensation.  Stock‑based compensation expense for all awards is based on the grant date fair value estimated. We estimate the weighted‑average fair value of options granted for our time‑based and cliff vesting time‑based options using the Black‑Scholes Option Pricing Model. We estimate the weighted‑average fair value of options granted for our market‑based options using a lattice‑based option valuation model. Each model is based on assumptions regarding expected volatility, dividend yield, risk‑free interest rates, the expected term of the option and the expected forfeiture rate. Each of these assumptions, while reasonable, requires a certain degree of judgment and the fair value estimates could vary if the actual results are materially different than those initially applied.

Recent Accounting Guidance

For a description of our recently adopted accounting guidance and recent accounting guidance not yet adopted, see “Note 2 Basis of Presentation and Summary of Significant Accounting Policies — Recent Accounting Guidance” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Overview

The following table presents selected information about our financial position (in thousands):

	At December 31,	At December 31,
	2016	2015
Balance sheet data
Total assets	$1,408,163	$1,550,385
Total borrowings	$1,121,880	$1,139,899
Total stockholders’ (deficit) equity	$(107,793)	$137,420

Cash available
Cash and cash equivalents	$119,051	$102,030
Settlement receivables	128,821	44,933
Settlement liabilities	(239,123)	(139,819)
Net cash position(1)	8,749	7,144

Undrawn revolving credit facility	50,000	50,000

Net cash available(1)	$58,749	$57,144

(1)Non‑GAAP measure. In order to enhance investor understanding of our cash balance, we are providing in this Annual Report on Form 10-K net cash position and net cash available, which are not measures of our financial performance or position under GAAP. Accordingly, these measures should not be considered in isolation or as a substitute for, and should be read in conjunction with, our cash and cash equivalents prepared in accordance with GAAP. We define (i) net cash position as cash and cash equivalents plus settlement receivables less settlement liabilities and (ii) net cash available as net cash position plus undrawn amounts available under our Revolving Credit Facility (defined herein). We present net cash position because our cash position, as measured by cash and cash equivalents, depends upon changes in settlement receivables and the timing of payments related to settlement liabilities. As such, our cash and cash equivalents can change substantially based upon the timing of our receipt of payments for settlement receivables and payments we make to customers for our settlement liabilities. We present net cash available as management monitors this amount in connection with its forecasting of cash flows and future cash requirements.

Cash Resources

Our cash balance, cash flows and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at December 31, 2016 included cash in non‑U.S. jurisdictions of approximately $21.5 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, but are subject to taxation in the U.S. upon repatriation.

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

We provide cash settlement services to our customers related to our cash access products. These services involve the movement of funds between the various parties associated with cash access transactions. These activities result in a balance due to us at the end of each business day for the face amount provided to patrons plus the service fee charged to those patrons that we recoup over the next few business days and classify as settlement receivables. These activities also result in a balance due to our customers at the end of each business day for the face amount provided to patrons that we remit over the next few business days and classify as settlement liabilities. As of December 31, 2016, we had $128.8 million in settlement receivables for which we generally receive payment within one week. As of December 31, 2016, we had $239.1 million in settlement liabilities due to our customers for these settlement services that are generally paid within the next month. As the timing of cash received from settlement receivables and payment of settlement liabilities may differ, the total amount of cash held by us will fluctuate throughout the year.

Our cash and cash equivalents was $119.1 million and $102.0 million as of December 31, 2016 and December 31, 2015, respectively. Our net cash position after considering the impact of settlement receivables and settlement liabilities was $8.7 million and $7.1 million as of December 31, 2016 and December 31, 2015, respectively. Our net cash available after considering the net cash position and undrawn amounts available under our Revolving Credit Facility was approximately $58.7 million and $57.1 million as of December 31, 2016 and December 31, 2015, respectively.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,			Increase/(Decrease)
	2016	2015	2014	2016 Vs 2015	2015 Vs 2014
Cash flow activities
Net cash provided by operating activities	$131,711	$124,587	$24,531	$7,124	$100,056
Net cash used in investing activities	$(88,054)	$(85,549)	$(1,085,847)	$(2,505)	$1,000,298
Net cash (used in) provided by financing activities	$(24,922)	$(24,551)	$1,037,423	$(371)	$(1,061,974)
Effect of exchange rates on cash	$(1,714)	$(1,552)	$(1,266)	$(162)	$(286)
Cash and cash equivalents
Net increase (decrease) for the period	17,021	12,935	(25,159)	4,086	38,094
Balance, beginning of the period	102,030	89,095	114,254	12,935	(25,159)
Balance, end of the period	$119,051	$102,030	$89,095	$17,021	$12,935

Cash flows provided by operating activities were $131.7 million, $124.6 million, and $24.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Cash flows provided by operating activities increased by $7.1 million for the year ended December 31, 2016, as compared to the prior year period. This was primarily due to the timing of the settlement of cash access transactions. Cash flows provided by operating activities increased by $100.1 million for the year ended December 31, 2015, as compared to the prior year period. This was primarily due to increased operations from the acquisition of our Games business in December 2014.

Cash flows used in investing activities were $88.1 million, $85.5 million, and $1.1 billion for the years ended December 31, 2016, 2015 and 2014, respectively. Cash flows used in investing activities increased by $2.5 million for the year ended December 31, 2016, as compared to the prior year period. This was primarily due to an increase in capital expenditures in our Games segment related to our installed base of leased gaming assets and placement fee arrangements, partially offset by a reduction in capital expenditures in our Payments segment. Cash flows used in investing activities increased by $1.0 billion for the year ended December 31, 2015, as compared to the prior year period. This was primarily due to the use of proceeds raised to fund the Merger in 2014, partially offset by an increase in capital expenditures in 2015.

Cash flows used in financing activities were relatively consistent for the years ended December 31, 2016 and 2015. This was primarily associated with the repayments of debt. Cash flows provided by financing activities were $1.0 billion for the year ended December 31, 2014. This was primarily due to the proceeds raised to fund the Merger, offset by repayments on debt on the Prior Credit Facilities, debt issuance costs and purchase of treasury stock.

Long‑Term Debt

The following table summarizes our indebtedness (in thousands):

	At December 31,	At December 31,
	2016	2015
Long-term debt
Senior secured term loan	$465,600	$490,000
Senior secured notes	335,000	335,000
Senior unsecured notes	350,000	350,000
Total long-term debt	1,150,600	1,175,000
Less: original issue and warrant discount	(28,720)	(35,101)
Total long-term debt after debt issuance costs and discount	1,121,880	1,139,899
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion	$1,111,880	$1,129,899

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

Credit Facilities

In December 2014, Everi Payments, as borrower, and Holdings entered into the Credit Agreement with Everi Payments, Holdings, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer; Deutsche Bank Securities Inc., as syndication agent; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers (the “Credit Agreement”). The Credit Agreement consists of the $500.0 million six-year senior secured term loan facility that matures in 2020 (the “Term Loan”) and the $50.0 million, five-year senior secured revolving credit facility that matures in 2019 (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Facilities”). The fees associated with the Credit Facilities included discounts of approximately $7.5 million and debt issuance costs of approximately $13.9 million. All borrowings under the Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default and compliance with representations and warranties.

We are required to repay the Term Loan in an amount equal to 0.50% per quarter of the initial aggregate principal with the final principal repayment installment on the maturity date. Interest is due in arrears each March, June, September and December and at the maturity date. However, interest may be remitted within one to three months of such dates. The Term Loan had an applicable interest rate of 6.25% as of December 31, 2016 and December 31, 2015, which represents LIBOR plus a 5.25% margin.

The interest rate per annum applicable to the Revolving Credit Facility is, at our option, the base rate or London Interbank Offered Rate (“LIBOR”) plus, in each case, an applicable margin. The interest rate per annum applicable to the Term Loan is also, at our option, the base rate or LIBOR plus, in each case, an applicable margin. We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR. LIBOR will be reset at the beginning of each selected interest period based on the LIBOR rate then in effect; provided that, with respect to the Revolving Credit Facility, if LIBOR is below zero, then such rate will be equal to zero plus the applicable margin, and, with respect to the Term Loan, if LIBOR is below 1.0%, then such rate will be equal to 1.0% plus the applicable margin. The base rate is a fluctuating interest rate equal to the highest of (a) the prime lending rate announced by the administrative agent, (b) the federal funds effective rate from time to time plus 0.50%, and (c) LIBOR (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%. The applicable margins of 4.75% and 5.25% for the Revolving Credit Facility and Term Loan, respectively, are subject to adjustment based on our consolidated secured leverage ratio.

Voluntary prepayments of the Term Loan and the Revolving Credit Facility and voluntary reductions in the unused commitments are permitted in whole or in part, in minimum amounts as set forth in the Credit Agreement, with prior notice but without premium or penalty.

Subject to certain exceptions, the obligations under the Credit Facilities are secured by substantially all of the present and after acquired assets of each of Everi Payments, Holdings and the subsidiary guarantors, including: (a) a perfected first priority pledge of all the capital stock of Everi Payments and each domestic direct, wholly owned material restricted subsidiary held by Holdings, Everi Payments or any such subsidiary guarantor, and (b) a perfected first priority security interest in substantially all other tangible and intangible assets of Holdings, Everi Payments, and such subsidiary guarantors (including, but not limited to, accounts receivable, inventory, equipment, general intangibles, investment property, certain real property, intellectual property and the proceeds of the foregoing). Subject to certain exceptions, the Credit Facilities are unconditionally guaranteed by Holdings and such subsidiary guarantors, including Everi Games Holding and its material domestic subsidiaries.

The Credit Agreement contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness; sell assets or consolidate or merge with or into other companies; pay dividends or repurchase or redeem capital stock; make certain investments; issue capital stock of subsidiaries; incur liens; prepay, redeem or repurchase subordinated debt; and enter into certain types of transactions with our affiliates. The Credit Agreement also requires Holdings, together with its subsidiaries, to comply with a maximum consolidated secured leverage ratio as well as an annual excess cash flow requirement. At December 31, 2016, our consolidated secured leverage ratio was 3.80, with a maximum allowable ratio of 4.25. Our consolidated secured maximum leverage ratio will be 4.00, 3.75 and 3.50 as of December 31, 2017, 2018 and 2019 and thereafter, respectively. Based on our excess cash flow calculation at December 31, 2015, an excess cash flow payment of approximately $14.4 million was made during the year ended December 31, 2016.

Events of default under the Credit Agreement include customary events such as a cross-default provision with respect to other material debt (which includes the Refinanced Secured Notes and the Unsecured Notes). In addition, an event of default will occur if Holdings undergoes a change of control. This is defined to include the case where Holdings ceases to own 100% of the equity interests of Everi Payments, or where any person or group acquires a percentage of the economic or voting interests of Holdings’ capital stock of 35% or more (determined on a fully diluted basis), or where a majority of the board of directors of Everi Holdings ceases to consist of persons who are directors of Holdings on the closing date of the Credit Facilities or other directors whose nomination for election to the board of directors of Holdings was recommended by a majority of the then continuing directors. At December 31, 2016, we had approximately $465.6 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Credit Facility. We had $50.0 million of additional borrowing availability under the Revolving Credit Facility as of December 31, 2016. The weighted average interest rate on the Credit Facilities was approximately 6.25% for the year ended December 31, 2016.

We were in compliance with the terms of the Credit Facilities as of December 31, 2016 and 2015.

Senior Secured Notes and Refinance of Senior Secured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 7.75% Secured Notes due 2021 (the “Secured Notes”). The fees associated with the Secured Notes included debt issuance costs of approximately $13.6 million. The Secured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement. Under the terms of the purchase agreement, during a one year period following the closing and upon prior notice from the initial purchasers, the Company was required to use commercially reasonable efforts to aid the purchasers in the resale of the Secured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein. Alternatively, we had the ability to redeem the Secured Notes from the initial purchasers without penalty. On April 15, 2015, the Company entered into a note purchase agreement with Everi Payments, CPPIB Credit Investments III Inc. (the “Purchaser”), and Deutsche Bank Trust Company Americas, as collateral agent (the “Note Purchase Agreement”), and issued $335.0 million in aggregate principal amount of 7.25% Secured Notes due 2021 (the “Refinanced Secured Notes”) to the Purchaser. With the proceeds from the issuance of the Refinanced Secured Notes, we redeemed, in full, the Company’s then outstanding Secured Notes from the initial purchasers in accordance with the terms of the indenture governing the Secured Notes. In connection with the issuance of the Refinanced Secured Notes during the second quarter of 2015, we expensed $13.0 million of related debt issuance costs and fees to loss on extinguishment of debt associated with the redeemed Secured Notes that were outstanding prior to the refinance transaction.

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

We were in compliance with the terms of the Refinanced Secured Notes as of December 31, 2016 and 2015.

Senior Unsecured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 10.00% Unsecured Notes due 2022 (the “Unsecured Notes”). The fees associated with the Unsecured Notes included original issue discounts of approximately $3.8 million and debt issuance costs of approximately $14.0 million.

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

In December 2015, we completed an exchange offer in which all of the unregistered Unsecured Notes were exchanged for a like amount of Unsecured Notes that had been registered under the Securities Act.

We were in compliance with the terms of the Unsecured Notes as of December 31, 2016 and 2015.

Contractual Obligations

The following summarizes our contractual cash obligations (in thousands):

	At December 31, 2016
	Total	2017	2018	2019	2020	2021	Thereafter
Contractual obligations
Debt obligations(1)	$1,150,600	$10,000	$10,000	$10,000	$435,600	$335,000	$350,000
Estimated interest obligations(2)	390,871	88,553	87,919	87,285	85,761	39,992	1,361
Operating lease obligations	23,507	4,803	4,408	4,462	4,148	3,254	2,432
Purchase obligations(3)	47,325	47,099	79	14	—	59	74
Total contractual obligations	$1,612,303	$150,455	$102,406	$101,761	$525,509	$378,305	$353,867

(1)

We are required to make principal payments of 2% annually under the Term Loan and may also be required to make an excess cash flow payment that is based on full year end earnings and our consolidated secured leverage ratio in effect at that time. The above table does not reflect any future payments related to excess cash flow payments.

(2)

Estimated interest payments were computed using the interest rate in effect at December 31, 2016 multiplied by the principal balance outstanding after scheduled principal amortization payments. For the Credit Facilities, the weighted average rate assumed was approximately 7.72% until 2021 when the weighted average rate would increase to approximately 9.51%.

(3)	Included in purchase obligations are minimum transaction processing services from various third‑party processors used by us as well as open purchase orders related to our Games business.

Other Liquidity Needs and Resources

We need cash to support our foreign operations. For some foreign jurisdictions, such as the United Kingdom, applicable law and cross‑border treaties allow us to transfer funds between our domestic and foreign operations efficiently. For other foreign jurisdictions, we must rely on the cash generated by our operations in those foreign jurisdictions, and the cost of repatriation is prohibitive. For example, Global Cash Access (Canada), Inc., the subsidiary through which we operate our Payments business in Canada, generates cash that is sufficient to support its operations. If we expand our Payments business into new foreign jurisdictions, we must rely on treaty‑favored cross‑border transfers of funds, the cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.

Off‑Balance Sheet Arrangements

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, were $3.1 million, $2.3 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Consolidated Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $285.4 million and $364.5 million as of December 31, 2016 and 2015, respectively.

The Contract Cash Solutions Agreement, as amended, provides us with cash in the maximum amount of $425.0 million during the term of the agreement, which expires on June 30, 2019.

We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the years ended December 31, 2016 and 2015.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR. We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. The currency supplied by Wells Fargo was $285.4 million as of December 31, 2016. Based upon this outstanding amount of currency supplied by Wells

Fargo, each 1% increase in the applicable LIBOR would have a $2.9 million impact on income before taxes over a 12‑month period. Foreign gaming establishments or third-party vendors supply the currency needs for the ATMs located on their premises.

The Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the Credit Facilities paid based on a base rate or based on LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. The weighted average interest rate on the Credit Facilities was approximately 6.25% for the year ended December 31, 2016. Based upon the outstanding balance on the Credit Facilities of $465.6 million as of December 31, 2016, each 1% increase in the applicable LIBOR would have a $4.7 million impact on interest expense over a 12‑month period. The interest rates on the Refinanced Secured Notes and the Unsecured Notes are fixed and therefore an increase in LIBOR does not impact the interest expense associated with the notes.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Everi Holdings Inc. and subsidiaries

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Everi Holdings Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of loss and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Everi Holdings Inc. and subsidiaries at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Everi Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Las Vegas, Nevada

March 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Everi Holdings Inc.

Las Vegas, NV

We have audited the accompanying consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows of Global Cash Access Holdings, Inc. (now known as Everi Holdings Inc.) and subsidiaries (the "Company") for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Global Cash Access Holdings, Inc. and subsidiaries for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, NV

March 16, 2015 (October 23, 2015 as to Notes 18 and 20 and March 15, 2016 as to the reclassifications to the 2014 consolidated financial statements discussed in Note 2)

EVERI HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except earnings per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues
Games	$213,253	$214,424	$7,406
Payments	646,203	612,575	585,647
Total revenues	859,456	826,999	593,053
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	50,308	47,017	1,753
Payments cost of revenue (exclusive of depreciation and amortization)	498,706	463,380	438,318
Operating expenses	118,709	101,202	95,452
Research and development	19,356	19,098	804
Goodwill impairment	146,299	75,008	—
Depreciation	49,995	45,551	8,745
Amortization	94,638	85,473	14,199
Total costs and expenses	978,011	836,729	559,271
Operating (loss) income	(118,555)	(9,730)	33,782
Other expenses
Interest expense, net of interest income	99,228	100,290	10,756
Loss on extinguishment of debt	—	13,063	2,725
Total other expenses	99,228	113,353	13,481
(Loss) income before income tax	(217,783)	(123,083)	20,301
Income tax provision (benefit)	31,696	(18,111)	8,161
Net (loss) income	(249,479)	(104,972)	12,140
Foreign currency translation	(2,427)	(1,251)	(1,258)
Comprehensive (loss) income	$(251,906)	$(106,223)	$10,882
(Loss) earnings per share
Basic	$(3.78)	$(1.59)	$0.18
Diluted	$(3.78)	$(1.59)	$0.18
Weighted average common shares outstanding
Basic	66,050	65,854	65,780
Diluted	66,050	65,854	66,863

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	At December 31,	At December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$119,051	$102,030
Settlement receivables	128,821	44,933
Trade receivables, net of allowances for doubtful accounts of $4.7 million and $3.9 million at December 31, 2016 and December 31, 2015, respectively	51,651	52,382
Other receivables	5,000	4,928
Inventory	19,068	28,738
Prepaid expenses and other assets	18,048	20,772
Total current assets	341,639	253,783
Non-current assets
Property, equipment and leased assets, net	98,439	106,308
Goodwill	640,546	789,803
Other intangible assets, net	317,997	382,462
Other receivables	2,020	6,655
Other assets	7,522	11,374
Total non-current assets	1,066,524	1,296,602
Total assets	$1,408,163	$1,550,385

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Settlement liabilities	$239,123	$139,819
Accounts payable and accrued expenses	94,391	101,512
Current portion of long-term debt	10,000	10,000
Total current liabilities	343,514	251,331
Non-current liabilities
Deferred tax liability	57,611	27,644
Long-term debt, less current portion	1,111,880	1,129,899
Other accrued expenses and liabilities	2,951	4,091
Total non-current liabilities	1,172,442	1,161,634
Total liabilities	1,515,956	1,412,965

Commitments and contingencies (Note 13)

Stockholders’ (deficit) equity
Common stock, $0.001 par value, 500,000 shares authorized and 90,952 and 90,877 shares issued at December 31, 2016 and December 31, 2015, respectively	91	91
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at December 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	264,755	258,020
Retained (deficit) earnings	(194,299)	55,180
Accumulated other comprehensive (loss) income	(2,109)	318
Treasury stock, at cost, 24,867 and 24,849 shares at December 31, 2016 and December 31, 2015, respectively	(176,231)	(176,189)
Total stockholders’ (deficit) equity	(107,793)	137,420
Total liabilities and stockholders’ (deficit) equity	$1,408,163	$1,550,385

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net (loss) income	$(249,479)	$(104,972)	$12,140
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	144,633	131,024	22,944
Amortization of financing costs	6,695	7,109	2,035
Loss (gain) on sale or disposal of assets	2,563	(2,789)	55
Accretion of contract rights	8,692	7,614	301
Provision for bad debts	9,908	10,135	8,991
Reserve for obsolescence	3,581	1,243	270
Other asset impairment	4,289	—	3,129
Goodwill impairment	146,299	75,008	—
Loss on early extinguishment of debt	—	13,063	2,725
Stock-based compensation	6,735	8,284	8,876
Other non-cash items	(38)	(149)	(19)
Changes in operating assets and liabilities:
Settlement receivables	(83,998)	(1,830)	(5,156)
Trade and other receivables	(8,169)	(5,070)	(12,256)
Inventory	5,600	(1,075)	(1,120)
Prepaid and other assets	4,480	(5,553)	904
Deferred income taxes	29,940	(19,878)	6,613
Settlement liabilities	99,245	21,229	(25,523)
Accounts payable and accrued expenses	735	(8,806)	(378)

Net cash provided by operating activities	131,711	124,587	24,531

Cash flows from investing activities
Capital expenditures	(80,741)	(76,988)	(18,442)
Acquisitions, net of cash acquired	(694)	(10,857)	(1,068,000)
Proceeds from sale of fixed assets	4,599	2,102	421
Placement fee agreements	(11,312)	(2,813)	—
Repayments under development agreements	—	3,104	276
Changes in restricted cash and cash equivalents	94	(97)	(102)

Net cash used in investing activities	(88,054)	(85,549)	(1,085,847)

Cash flows from financing activities
Repayments of prior credit facility	—	—	(103,000)
Repayments of credit facility	(24,400)	(10,000)	—
Repayments of secured notes	—	(350,000)	—
Proceeds from securing credit facility	—	—	500,000
Proceeds from issuance of secured notes	—	335,000	350,000
Proceeds from issuance of unsecured notes	—	—	350,000
Debt issuance costs	(480)	(1,221)	(52,735)
Proceeds from exercise of stock options	—	1,839	5,338
Purchase of treasury stock	(42)	(169)	(12,180)

Net cash (used in) provided by financing activities	(24,922)	(24,551)	1,037,423

Effect of exchange rates on cash	(1,714)	(1,552)	(1,266)

Cash and cash equivalents
Net increase (decrease) for the period	17,021	12,935	(25,159)
Balance, beginning of the period	102,030	89,095	114,254
Balance, end of the period	$119,051	$102,030	$89,095

See notes to consolidated financial statements.

	Year Ended December 31,
	2016	2015	2014
Supplemental cash disclosures
Cash paid for interest	$93,420	$98,361	$59,274
Cash paid for income tax	$1,703	$2,098	$962
Cash refunded for income tax	$171	$14,477	$—

Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$2,104	$5,578	$731
Accrued and unpaid contingent liability for acquisitions	$(3,169)	$4,681	$2,463
Transfer of leased gaming equipment to inventory	$9,042	$4,698	$—
Issuance of warrant	$—	$2,246	$—

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	Common Stock—				Accumulated
	Series A		Additional	Retained	Other
	Number of		Paid-in	Earnings	Comprehensive		Total
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Treasury Stock	(Deficit) Equity
Balance, December 31, 2013	89,233	$89	$231,516	$148,012	$2,827	$(163,840)	$218,604
Net income	—	—	—	12,140	—	—	12,140
Foreign currency translation	—	—	—	—	(1,258)	—	(1,258)
Stock-based compensation expense	—	—	8,876	—	—	—	8,876
Exercise of options	971	1	5,290	—	—	—	5,291
Treasury share repurchases	—	—	—	—	—	(11,721)	(11,721)
Restricted share vesting withholdings	—	—	—	—	—	(459)	(459)
Restricted shares vested	201	—	—	—	—	—	—
Balance, December 31, 2014	90,405	$90	$245,682	$160,152	$1,569	$(176,020)	$231,473
Net loss	—	—	—	(104,972)	—	—	(104,972)
Foreign currency translation	—	—	—	—	(1,251)	—	(1,251)
Stock-based compensation expense	—	—	8,258	—	—	—	8,258
Exercise of options	343	1	1,834	—	—	—	1,835
Restricted share vesting withholdings	—	—	—	—	—	(169)	(169)
Restricted shares vested	129	—	—	—	—	—	—
Issuance of warrants	—	—	2,246	—	—	—	2,246
Balance, December 31, 2015	90,877	$91	$258,020	$55,180	$318	$(176,189)	$137,420
Net loss	—	—	—	(249,479)	—	—	(249,479)
Foreign currency translation	—	—	—	—	(2,427)	—	(2,427)
Stock-based compensation expense	—	—	6,735	—	—	—	6,735
Restricted share vesting withholdings	—	—	—	—	—	(42)	(42)
Restricted shares vested	75	—	—	—	—	—	—
Balance, December 31, 2016	90,952	$91	$264,755	$(194,299)	$(2,109)	$(176,231)	$(107,793)

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

Everi is dedicated to providing video and mechanical reel gaming content and technology solutions, integrated gaming payments solutions and compliance and efficiency software. Everi Games provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including the award winning TournEvent® slot tournament solution; and (b) the central determinant system for the video lottery terminals installed in the State of New York. Everi Payments provides: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

All intercompany transactions and balances have been eliminated in consolidation.

Business Combinations

We apply the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations”, in the accounting for acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are preliminary and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset over its estimated useful life. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill, in the period of identification, if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

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

The warranty receivables amount is recorded in trade receivables, net on our Consolidated Balance Sheets. On a monthly basis, the Company evaluates the collectability of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) on our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

Inventory

Our inventory primarily consists of component parts as well as finished goods and work-in-progress. The cost of inventory includes cost of materials, labor, overhead and freight. The inventory is stated at the lower of cost or market and accounted for using the first in, first out method.

Property, Equipment and Leased Assets

Property, equipment and leased assets are stated at cost, less accumulated depreciation, computed using the straight-line method over the lesser of the estimated life of the related assets, generally two to five years, or the related lease term.  Player terminals and related components and equipment are included in our rental pool. The rental pool can be further delineated as “rental pool – deployed,” which consists of assets deployed at customer sites under participation arrangements, and “rental pool – undeployed,” which consists of assets held by us that are available for customer use. Rental pool – undeployed consists of both new units awaiting deployment to a customer site and previously deployed units currently back with us to be refurbished awaiting re-deployment.  Routine maintenance of property, equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. Property, equipment and leased assets are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset’s carrying value.

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

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative Step 0 assessment based on reviewing relevant events and circumstances; or a quantitative Step 1 assessment, which determines the fair value of the reporting unit, using an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, we use the Step 2 assessment to determine the impairment. Our reporting units are identified as operating segments or one level below. Reporting units must: (a) engage in business activities from which they earn revenues and incur expenses; (b) have operating results that are regularly reviewed by our chief operating decision makers to ascertain the resources to be allocated to the segment and assess its performance; and (c) have discrete financial information available. As of December 31, 2016, our reporting units included: Games, Cash Access, Kiosk Sales and Service, Central Credit, and Everi Compliance. During the year ended December 31, 2016, the Company combined its Cash Advance, ATM and Check Services reporting units into a Cash Access reporting unit to be consistent with the current corporate structure and segment management.

Other Intangible Assets

Other intangible assets are stated at cost, less accumulated amortization, computed primarily using the straight-line method. Other intangible assets consist primarily of: (i) customer contracts (rights to provide Games and Payments services to gaming establishment customers), developed technology, trade names and trademarks and contract rights acquired through business combinations; (ii) capitalized software development costs; and (iii) the acquisition cost of our patent related to the 3-in-1 rollover technology acquired in 2005. Customer contracts require us to make renewal assumptions, which impact the estimated useful lives of such assets. Capitalized software development costs require us to make certain judgments as to the stages of development and costs eligible for capitalization. Capitalized software costs placed in service are amortized over their useful lives, generally not to exceed five years. The acquisition cost of the 3-in-1 Rollover patent is being amortized over the term of the patent, which expires in 2018. We review intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or market price of the asset, a significant adverse change in legal factors or business climate that could affect the value of an asset, or a current period operating or cash flow loss combined with a history of operating or cash flow losses. We group intangible assets for impairment analysis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of intangible assets is measured by a comparison of the carrying amount of the asset to future, net cash flows expected to be generated by the asset, undiscounted and without interest or taxes. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Debt Issuance Costs

Debt issuance costs incurred in connection with long-term borrowings are capitalized and amortized to interest expense based upon the related debt agreements using the straight-line method, which approximates the effective interest method. Debt issuance costs related to line-of-credit arrangements are included in other assets, non-current, on the Consolidated Balance Sheets.  All other debt issuance costs are included as contra-liabilities in long-term debt.

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

Games revenues generated by player terminals deployed at sites under development or placement fee agreements are reduced by the accretion of contract rights acquired as part of those agreements. Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from such agreements, described under “Development and Placement Fee Agreements.” The related amortization expense, or accretion of contract rights, is netted against our respective revenue category in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

We also generate Games revenues from back-office fees with certain customers. Back-office fees cover the service and maintenance costs for back-office servers installed in each gaming facility to run our gaming equipment, as well as the cost of related software updates. Back-office fees are considered both realizable and earned at the end of each gaming day.

Payments Revenues

Cash advance revenues are comprised of transaction fees assessed to gaming patrons in connection with credit card cash access and POS debit card cash access transactions and are recognized at the time the transactions are authorized. Such fees are based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash access or POS debit card cash access transaction amount.

ATM revenues are comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and reverse interchange fees paid to us by the patrons’ issuing banks. Cardholder surcharges and reverse interchange are recognized as revenue when a transaction is initiated. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount.

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

Advertising, Marketing and Promotional Costs

We expense advertising, marketing and promotional costs as incurred. Total advertising, marketing and promotional costs, included in operating expenses in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, were $1.2 million, $0.9 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Research and development costs were $19.4 million, $19.1 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Income Taxes

We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. In accordance with accounting guidance, our income taxes include amounts from domestic and international jurisdictions, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Since it is our practice and current intent to reinvest the earnings in the international operations of our foreign subsidiaries, U.S. federal income taxes have not been provided on the undistributed earnings of any foreign subsidiaries, except for our GCA (Macau) S.A. subsidiary. Some items of income and expense are not reported in tax returns and the Consolidated Financial Statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.

Our deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based upon differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on the income tax provision or benefit and deferred tax assets and liabilities for a change in rates is recognized in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income in the period that includes the enactment date.

When measuring deferred tax assets, certain estimates and assumptions are required to assess whether a valuation allowance should be established by evaluating both positive and negative factors in accordance with accounting guidance. This evaluation requires that we exercise judgment in determining the relative significance of each factor. The assessment of valuation allowance involves significant estimates regarding future taxable income and when it is recognized, the amount and timing of taxable differences, the reversal of temporary differences and the implementation of tax-planning strategies. A valuation allowance is established based on the weight of available evidence, including both positive and negative indicators, if it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. Greater weight is given to evidence that is objectively verifiable, most notably historical results. If we report a cumulative loss from continuing operations before income taxes for a reasonable period of time, this form of negative evidence is difficult to overcome. Therefore, we include certain aspects of our historical results in our forecasts of future taxable income, as we do not have the ability to solely rely on forecasted improvements in earnings to recover deferred tax assets. When we report a cumulative loss position, to the extent our results of operations improve, such that we have the ability to overcome the more likely than not accounting standard, we expect to be able to reverse the valuation allowance in the applicable period of determination. In addition, we rely on deferred tax liabilities in our assessment of the realizability of deferred tax assets if the temporary timing difference is anticipated to reverse in the same period and jurisdiction and the deferred tax liabilities are of the same character as the temporary differences giving rise to the deferred tax assets.

We also follow accounting guidance to account for uncertainty in income taxes as recognized in our consolidated financial statements. The accounting standard creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under this standard, we may recognize tax benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed.

Employee Benefits Plan

In connection with the acquisition of Everi Games Holding, we merged the Everi Payments 401(k) Plan (“Merged 401(k) Plan”) into the Everi Games Holding 401(k) Plan (“Surviving 401(k) Plan”), which was adopted for domestic employees of Everi Games and Everi Payments and their domestic subsidiaries. The Surviving 401(k) Plan Participant investment elections were not mapped from the current provider as the Merged 401(k) Plan assets were liquidated from their current investments and the proceeds were provided to the new provider. The participant contributions were sent to the new provider into the Surviving 401(k) Plan’s default fund until such time that a participant made investment elections. The Surviving 401(k) Plan structure is similar to the Merged 401(k) Plan and allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, we match a percentage of these employee contributions (as defined in the plan document). Expenses related to the matching portion of the contributions to the Surviving 401(k) Plan were $1.9 million, $1.3 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	Level of		Outstanding
	Hierarchy	Fair Value	Balance
December 31, 2016
Term loan	1	$451,632	$465,600
Senior secured notes	3	$324,950	$335,000
Senior unsecured notes	1	$350,000	$350,000

December 31, 2015
Term loan	1	$445,900	$490,000
Senior secured notes	3	$314,900	$335,000
Senior unsecured notes	1	$297,500	$350,000

The senior secured notes were fair valued using a Level 3 input as there was no market activity or observable inputs as of December 31, 2016 and December 31, 2015. The fair value of the senior secured notes was derived using the same rate as the term loan given that both were treated similarly as of December 31, 2016. The fair value of the senior secured notes was derived using a Level 3 input by evaluating the trading activities of similar debt instruments as of December 31, 2015.

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
·

the estimates and assumptions related to the preliminary and final purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed related to any of our acquisitions;

·	the estimated reserve for warranty expense associated with our check warranty receivables;
·	the estimated reserve for bad debt expense associated with our trade receivables;
·	the estimated reserve for inventory obsolescence;
·	the valuation and recognition of share based compensation;
·	the valuation allowance on our deferred income tax assets;
·	the estimated cash flows in assessing the recoverability of long lived assets;
·	the estimates of future operating performance, weighted average cost of capital (“WACC”) and growth rates as well as other factors used in our annual goodwill and assets impairment evaluations;
·	the renewal assumptions used for customer contracts to estimate the useful lives of such assets; and
·	the judgments used to determine the stages of development and costs eligible for capitalization as internally developed software.
·	the estimated liability for health care claims under our self-insured health care program.

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

Our time-based stock options were measured at fair value on the grant date using the Black Scholes model. Our restricted stock awards were measured at fair value based on the stock price on the grant date. The compensation expense is recognized on a straight-line basis over the vesting period of the awards.

Our market-based options granted in 2016 under our 2014 Equity Incentive Plan (the “2014 Plan”) and 2012 Equity Incentive Plan (as amended, the “2012 Plan”)  vest at a rate of 25% per year on each of the first four anniversaries of the grant date, provided that as of the vesting date for each vesting tranche, the closing price of the Company’s shares on the New York Stock Exchange is at least a specified price hurdle, defined as a 50% premium to the closing stock price on the grant date. If the price hurdle is not met as of the vesting date for a vesting tranche, then the vested tranche shall vest and become vested shares on the last day of a period of 30 consecutive trading days during which the closing price is at least the price hurdle.

Our market-based stock options granted in 2015 under the 2014 Plan will vest if our average stock price in any period of 30 consecutive trading days meets certain target prices during a four-year period that commenced on the grant date of these options. If these target prices are not met during the four year period, the unvested shares underlying the options will terminate except if there is a Change in Control (as defined in the 2014 Plan) of the Company, in which case, the unvested shares underlying such options shall become fully vested on the effective date of such change in control transaction.

All market-based options were measured at fair value on the grant date using a lattice-based valuation model based on the median time horizon from the date of grant for these options to the vesting date for those paths that achieved the target threshold(s). The compensation expense is recognized on a straight-line basis over the median vesting periods calculated under such valuation model.

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

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, which provides guidance to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The pronouncement is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years, and early adoption is permitted for financial statements that have not been previously issued. This guidance was further clarified in ASU No. 2015-15, which addressed the treatment of debt issuance costs related to line-of credit arrangements. It noted that as ASU No. 2015-03 did not provide guidance on debt issuance costs related to line-of credit arrangements, the SEC would not object to an entity deferring and presenting these specific debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted the guidance in ASU Nos. 2015-03 and 2015-15 retrospectively to reclassify all debt issuance costs not associated with line-of-credit arrangements from the non-current portion of other assets to contra-liabilities and presented them as reductions to the face amount of each respective long-term debt instrument on our Consolidated Balance Sheets and related notes during the current period.

In January 2015, the FASB issued ASU No. 2015-01, which eliminates the requirement that an entity separately classify, present and disclose extraordinary events and transactions. The pronouncement is effective for annual periods ending after December 15, 2015. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted this guidance during the current period.  There was no impact on our Consolidated Financial Statements, as we do not have any extraordinary items.

In August 2014, the FASB issued ASU No. 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The pronouncement is effective for annual periods ending after December 15, 2016, and interim periods thereafter, and early adoption is permitted. We adopted this guidance during the current period. There was no impact on our Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance during the current period. There was no impact on our Consolidated Financial Statements.

Recent Accounting Guidance Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, which provides updated guidance on the goodwill impairment test and the method by which an entity recognizes an impairment charge. These amendments eliminate Step 2 from the current goodwill impairment process and require that an entity recognize an impairment charge equal to the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, a company should also take into consideration income tax effects from tax deductible goodwill on the carrying amount of a reporting unit when recording an impairment loss. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance will be applied using a prospective approach. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, which clarifies the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.   The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance will be applied using a prospective approach as of the beginning of the first period of adoption. Early adoption is permitted for acquisitions, or disposals that occur before the issuance date or effectiveness date of the amendments when the transaction has not been reported in financial statements that have been issued or made available for issuance. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance will be applied using a retrospective approach to each period presented. Early adoption is permitted and adoption in an interim period should reflect adjustments as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU No. 2016-02, which provides guidance on the accounting treatment of leases.  The ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are currently assessing the impact of this ASU on our Consolidated Financial Statements, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our Consolidated Balance Sheets, which will result in the recording of right of use assets and lease obligations and are currently discussed in “Note 13 Commitments and Contingencies.”

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, “Revenue from Contracts with Customers” and supersedes ASC Topic 605, “Revenue Recognition”. The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. The guidance in ASU 2014-09 was further updated by ASU 2016-08 in March 2016, which provides clarification on the implementation of the principal versus agent considerations in ASU 2014-09.  In April 2016, the FASB issued ASU 2016-10, which provides clarification on the implementation of performance obligations and licensing in ASU 2014-09.  In May 2016, the FASB issued ASU 2016-11, which amends guidance provided in two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting over various topics relating to ASU 606. In May 2016, the FASB issued ASU 2016-12, which clarified various topics in ASU 606.  In December 2016, the FASB issued ASU 2016-20, which clarified additional topics in ASU 606.  This guidance was originally effective for interim and annual reporting periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU No. 2015-14, which extended the effective date to interim and annual periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application.

We will likely adopt this guidance using the retrospective method beginning in the first quarter of 2018.  We performed an initial review of the requirements of the standard and are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance that may impact us. We are currently completing detailed contract reviews to determine necessary adjustments to existing accounting policies and procedures and to support an evaluation of the standard’s impact on our Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements. Based on reviews performed, we do not expect our Payments revenues to be materially impacted by the implementation of this guidance. We are still evaluating Games revenues and equipment and systems revenues to determine the extent, if any, of changes to the timing and amount of revenue recorded in each reporting period. Additionally, the new guidance will require enhanced disclosures, including additions to our revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. We may identify other impacts from the implementation of this guidance as we continue our assessment.

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

We have not provided the supplemental pro forma impact of the NEWave acquisition on the revenue and earnings of the combined entity as if the acquisition date had been January 1, 2014, and the amount of revenue and earnings derived from NEWave have not been presented on a supplemental basis as such amounts are not material.

Everi Games Holding Inc.

On December 19, 2014, Holdings completed its acquisition of Everi Games Holding Inc. Pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2014, by and among Holdings, Movie Merger Sub, Inc., a wholly owned subsidiary of Holdings (“Merger Sub”), and Everi Games Holding, Merger Sub merged with and into Everi Games Holding, with Everi Games Holding continuing as the surviving corporation (the “Merger”). In the Merger, Everi Games Holding became a wholly owned subsidiary of Holdings. Also, as a result of the Merger, each outstanding share of common stock, par value $0.01 per share, of Everi Games, other than shares held by Holdings, Everi Games Holding, Merger Sub or their respective subsidiaries, was cancelled and converted into the right to receive $36.50 in cash, without interest, together with the acceleration and full vesting of Everi Games Holding equity awards.

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

The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of Multimedia’s assets acquired and liabilities assumed and resulting goodwill were subject to adjustment as the Company finalized its fair value analysis. The significant items for which a final fair value adjustment was applicable and included in the filing of this Annual Report on Form 10-K were most notably: accrued liabilities, the valuation and estimated useful lives of tangible and intangible assets and deferred income taxes. We completed our fair value determinations and recorded the final measurement period adjustments to goodwill during the fourth quarter of 2015 in accordance with the newly adopted guidance set forth in ASU No. 2015-16 with no material change in our fair value determinations; however, there were differences compared to those amounts at December 31, 2014. In accordance with this new guidance and the immaterial nature of the measurement period adjustments, the goodwill associated with the acquisition as shown in this Note 3 section did not change from the amounts disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

The following table reflects selected financial data from the unaudited pro forma consolidated financial information assuming the Merger occurred as of January 1, 2013 (in thousands):

Year Ended December 31,
2014
Unaudited pro forma results of operations (in thousands, except per share amounts)
Revenues	$800,732
Net loss	(5,083)
Basic loss per share	$(0.08)
Diluted loss per share	$(0.08)

The financial results for Everi Games Holding included in our Consolidated Statements of Income and Comprehensive Income since the acquisition date of December 19, 2014 reflected revenues of approximately $7.4 million and net loss of approximately $3.0 million, including acquisition-related costs of $1.3 million.

During the years ended December 31, 2015 and 2014, we expensed approximately $2.7 and $10.7 million, respectively, of costs related to the acquisition of Everi Games Holding for financial advisory services, financing related fees, accounting and legal fees and other transaction-related expenses and are included in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income within Operating Expenses. These costs do not include any costs related to additional site consolidation or rationalization that we might consider following the closing of the Merger.

Resort Advantage, LLC

In August 2015, we acquired certain assets of Resort Advantage, LLC (“Resort Advantage”) for an aggregate purchase price of approximately $13.3 million, of which we estimated that approximately $4.7 million would be paid under the provisions of the agreement over a period of 40 months. As of September 30, 2016, a payment of approximately $0.7 million was remitted, with a remaining estimate of approximately $1.0 million to be potentially paid under the provisions of the agreement over the remaining term. Resort Advantage is a supplier of anti-money laundering compliance, audit and data efficiency software to the gaming industry. The Resort Advantage acquisition did not have a material impact on our results of operations or financial condition. We have not provided the supplemental pro forma impact of the Resort Advantage acquisition on the revenue and earnings of the combined entity as if the acquisition date had been January 1, 2014, and the amount of revenue and earnings derived from Resort Advantage have not been presented on a supplemental basis as such amounts are not material.

4. FUNDING AGREEMENTS

Contract Cash Solutions Agreement

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, were $3.1 million, $2.3 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. We are exposed to interest rate risk to the extent that the applicable London Interbank Offered Rate (“LIBOR”) increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Consolidated Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $285.4 million and $364.5 million as of December 31, 2016 and 2015, respectively.

The Contract Cash Solutions Agreement, as amended, provides us with cash in the maximum amount of $425.0 million during the term of the agreement, which expires on June 30, 2019.

We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the years ended December 31, 2016 and 2015.

Site‑Funded ATMs

We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities in the accompanying Consolidated Balance Sheets and was $151.0 million and $84.9 million as of December 31, 2016 and 2015, respectively.

Prefunded Cash Access Agreements

Due to certain regulatory requirements, some international gaming establishments require prefunding of cash to cover all outstanding settlement amounts in order for us to provide cash access services to their properties. We enter into agreements with these operators for which we supply our cash access services for their properties. Under these agreements, we maintain sole discretion to either continue or cease operations as well as discretion over the amounts prefunded to the properties and may request amounts to be refunded to us, with appropriate notice to the operator, at any time. The initial prefunded amounts and subsequent amounts from the settlement of transactions are deposited into a bank account that is to be used exclusively for cash access services and we maintain the right to monitor all transaction activity in that account. The total amount of prefunded cash outstanding was approximately $8.5 million and $8.8 million at December 31, 2016 and 2015, respectively, and is included in prepaid expenses and other assets on our Consolidated Balance Sheets.

5. TRADE RECEIVABLES

Trade receivables represent short-term credit granted to customers for which collateral is generally not required. The balance of trade receivables consists of outstanding balances owed to us by gaming establishments and casino patrons. The balance of trade receivables consisted of the following (in thousands):

	At December 31,	At December 31,
	2016	2015
Trade receivables, net
Games trade receivables	$44,410	$38,064
Payments trade receivables	7,241	14,318
Total trade receivables, net	$51,651	$52,382

At least quarterly, we evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the expected losses on our receivables. The allowance for doubtful accounts for trade receivables includes reserves for both Games and Payments receivables. The provision for doubtful accounts is generally included within operating expenses in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. We also have a provision for doubtful accounts specifically associated with our outstanding check warranty receivables, which is included within Payments cost of revenues (exclusive of depreciation and amortization) in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. The outstanding balances of the check warranty and general reserves were $2.7 million and $2.0 million, respectively, as of December 31, 2016 and $3.0 million and $0.9 million, respectively, as of December 31, 2015.

A summary activity of the reserve for warranty losses is as follows (in thousands):

Amount
Balance, December 31, 2013	$2,777
Warranty expense provision	9,029
Charge-offs against reserve	(9,022)
Balance, December 31, 2014	2,784
Warranty expense provision	9,263
Charge-offs against reserve	(9,074)
Balance, December 31, 2015	2,973
Warranty expense provision	8,694
Charge-offs against reserve	(8,972)
Balance, December 31, 2016	$2,695

6. OTHER RECEIVABLES

Other receivables include the balance of notes and loans receivable on our games and fully integrated kiosk products; and development agreements, which are generated from reimbursable amounts advanced to tribal customers generally used by the customer to build, expand or renovate its facility.

In addition, we had a note receivable with Bee Cave Games, Inc. (“Bee Cave”), which was established prior to our acquisition of Everi Games Holding in December 2014 pursuant to a secured promissory note in the amount of $4.5 million, which bears annual interest at 7%. The note required interest only payments for the first 24 months followed by repayments of principal and interest in 48 equal monthly installments. In connection with the promissory note, the Company received a warrant to purchase the common stock of Bee Cave and recorded a discount to the note for the fair value of the warrant received.

In May 2016, Bee Cave failed to pay its scheduled interest-only payment that was due related to its $4.5 million secured promissory note payable to Everi Games, for which we issued a Notice of Default and Acceleration to Bee Cave of our intent to foreclose on its assets in full settlement of the outstanding note obligation under the terms of the promissory note. At such time, we recorded a write-down of approximately $4.3 million related to the Bee Cave note receivable and warrant in operating expenses on the Condensed Consolidated Statements of Loss and Comprehensive Loss. During the third quarter of 2016, we foreclosed on the Bee Cave assets, evaluated its platform, and began to utilize these assets in connection with our social gaming strategy to deliver content from our existing game library. Consequently, we extinguished the note receivable and recorded $0.5 million of developed technology and software within other intangible assets, net on the Condensed Consolidated Balance Sheets at that time.

Other receivables also include income taxes receivable and other miscellaneous receivables. The balance of other receivables consisted of the following (in thousands):

	At December 31,	At December 31,
	2016	2015
Other receivables
Notes and loans receivable, net of discount of $0 and $699 at December 31, 2016 and December 31, 2015, respectively	$5,096	$9,930
Federal and state income tax receivable	243	421
Other	1,681	1,232
Total other receivables	7,020	11,583
Less: non-current portion of notes and loans receivable	2,020	6,655
Total other receivables, current portion	$5,000	$4,928

7. PREPAID AND OTHER ASSETS

Prepaid and other assets include the balance of prepaid expenses, deposits, debt issuance costs on our Revolving Credit Facility (defined herein), restricted cash and other assets. The current portion of these assets is included in prepaid and other assets and the non-current portion is included in other assets, both of which are contained within the Consolidated Balance Sheets.

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

The balance of prepaid and other assets, current consisted of the following (in thousands):

	At December 31,	At December 31,
	2016	2015
Prepaid expenses and other assets
Deposits	$8,622	$8,946
Prepaid expenses	5,937	8,255
Other	3,489	3,571
Total prepaid expenses and other assets	$18,048	$20,772

The balance of other assets, non-current consisted of the following (in thousands):

	At December 31,	At December 31,
	2016	2015
Other assets
Prepaid expenses and deposits	$3,399	$4,521
Debt issuance costs of revolving credit	689	919
Other	3,434	5,934
Total other assets	$7,522	$11,374

8. INVENTORY

Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight. The inventory is stated at the lower of cost or market and accounted for using the FIFO method.

Inventory consisted of the following (in thousands):

	At December 31,	At December 31,
	2016	2015
Inventory
Raw materials and component parts, net of reserves of $2,155 and $912 at December 31, 2016 and December 31, 2015, respectively	$12,570	$23,663
Work-in-progress	1,502	1,495
Finished goods	4,996	3,580
Total inventory	$19,068	$28,738

9. PROPERTY, EQUIPMENT AND LEASED ASSETS

Property, equipment and leased assets consist of the following (amounts in thousands):

				At December 31, 2016			At December 31, 2015
	Useful Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Property, equipment and leased assets
Rental pool - deployed	2	-	4	$123,812	$59,188	$64,624	$91,743	$29,993	$61,750
Rental pool - undeployed	2	-	4	13,456	5,721	7,735	11,950	3,361	8,589
ATM equipment		5		16,537	11,189	5,348	20,601	12,885	7,716
Leasehold and building improvements	Lease Term			10,023	3,698	6,325	7,564	2,038	5,526
Cash advance equipment		3		8,590	4,499	4,091	7,662	2,711	4,951
Machinery, office and other equipment	2	-	5	30,424	20,108	10,316	32,313	14,537	17,776
Total				$202,842	$104,403	$98,439	$171,833	$65,525	$106,308

In the second quarter of 2016, our corporate aircraft was classified as held for sale and sold for $4.8 million during the period. We recognized a $0.9 million loss on the sale of the aircraft, which was included in operating expenses in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the year ended December 31, 2016. The aircraft was included in machinery, office and other equipment.

In connection with the sale of certain assets related to our PokerTek products during the year ended December 31, 2015 for a purchase price of $5.4 million, we recorded a gain of approximately $3.9 million, which was included in operating expenses in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for such period.

Depreciation expense related to other property, equipment and leased assets totaled approximately $50.0 million, $45.6 million and $8.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

There was no material impairment of our property, equipment and leased assets for the year ended December 31, 2016. In connection with our fourth quarter 2015 annual financial statement review, we determined that certain of our Games fixed assets either: (a) had economic lives that were no longer supportable and shortened given approximately one year of experience with the Games segment that resulted in an accelerated depreciation charge of approximately $2.6 million; or (b) were fully impaired as there was little to no movement in the portfolio with recent shipments having been returned and no future deployment anticipated that resulted in an accelerated depreciation charge of approximately $1.0 million. Our property, equipment and leased assets were not impaired for the year ended December 31, 2014.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations.

In accordance with ASC 350, we test goodwill at the reporting unit level, which are identified as operating segments or one level below, for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

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

Goodwill Testing

In performing our annual goodwill impairment tests, we utilize the two-step approach prescribed under ASC 350. The first step required a comparison of the carrying value of each reporting unit to its estimated fair value. To estimate the fair value of our reporting units for Step 1, we used a combination of an income valuation approach and a market valuation approach. The income approach is based on a discounted cash flow (“DCF”) analysis. This method involves estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value, using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including, but not limited to: appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent annual budget and projected years beyond. Our budgets and forecasted cash flows are based on estimated future growth rates. We believe our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the WACC of market participants relative to each respective reporting unit. The market approach considers comparable market data based on multiples of revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”).

If the carrying amount of a reporting unit exceeds its estimated fair value, we are required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying amount. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date and allocating the reporting unit’s estimated fair value to its assets and liabilities. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this implied fair value is below the carrying amount of goodwill, an impairment charge is recorded.

We had approximately $640.5 million of goodwill on our Consolidated Balance Sheets at December 31, 2016 resulting from acquisitions of other businesses. All of our goodwill was subject to our annual goodwill impairment testing.

In connection with our annual goodwill impairment testing process for 2016 and 2015, we determined that our Games reporting unit did not pass the step one test and, therefore, we were required to conduct a step two analysis to determine the amount of impairment, which was approximately $146.3 million and $75.0 million for the years ended December 31, 2016 and 2015, respectively. The fair value substantially exceeded the carrying value for each of the Cash Access, Kiosk Sales and Services, Central Credit and Everi Compliance reporting units as of December 31, 2016 and 2015, respectively. The Company’s aggregate goodwill impairment balance was $221.3 million and $75.0 million as of December 31, 2016 and 2015, respectively. The impairment analysis was primarily based upon limited growth and capital expenditure constraints in the gaming industry, consolidation and increased competition in the gaming manufacturing space, stock market volatility, global and domestic economic uncertainty and lower than forecasted operating profits and cash flows in 2016 and 2015. Based on these indicators, we revised our estimates and assumptions for the Games reporting unit. Management performs its annual forecasting process, which, among other factors, includes reviewing recent historical results, company-specific variables and industry trends. This process is generally completed in the fourth quarter and considered in conjunction with the annual goodwill impairment evaluation.

The annual evaluation of goodwill and other non‑amortizing intangible assets requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations. The estimate of fair value requires significant judgment and we base our fair value estimates on assumptions that we believe to be reasonable; but that are unpredictable and inherently uncertain, including: estimates of future growth rates, operating margins and assumptions about the overall economic climate as well as the competitive environment for our reporting units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated growth rates are not correct, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing, or earlier, if an indicator of an impairment is present prior to our next annual evaluation.

Our reporting units are identified as operating segments or one level below. Reporting units must: (a) engage in business activities from which they earn revenues and incur expenses; (b) have operating results that are regularly reviewed by our chief operating decision makers to ascertain the resources to be allocated to the segment and assess its performance; and (c) have discrete financial information available. As of December 31, 2016, our reporting units included: Games, Cash Access, Kiosk Sales and Services, Central Credit, and Everi Compliance. During the year ended December 31, 2016, the Company combined its Cash Advance, ATM and Check Services reporting units into a single Cash Access reporting unit to be consistent with the current corporate structure and segment management. The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets, and therefore, impact the related impairment charge, if any.

The Company determined, based on changes to our structure and the overall management of the business, that the Cash Advance, ATM, and Check Services reporting units would be combined into a single Cash Access reporting unit. Prior to combining these reporting units, we performed a separate impairment test for each of these former reporting units in addition to the test performed on the combined Cash Access reporting unit during our 2016 assessment. There was no indicated impairment for any of these three reporting units prior to combining them into a single unit.

Key assumptions used in estimating fair value of the Games reporting unit under the income approach included a discount rate 10.0% and a terminal value growth rate of approximately 3.0% for the years ended December 31, 2016 and 2015. Projected compound average revenue growth rates of approximately 5.2% and 7.5% were used for the years ended December 31, 2016 and 2015, respectively. The discounted cash flow analyses included estimated future cash inflows from operations and estimated future cash outflows for capital expenditures.

Key assumptions used in estimating fair value of the Games reporting unit under the market approach were based on observed market multiples of enterprise value to revenue and EBITDA for both comparable publicly traded companies and recent merger and acquisition transactions involving similar companies to estimate appropriate controlling basis multiples to apply to each of the reporting units. Based on the multiples implied by this market data, we selected multiples of revenue of approximately 3.1 to 3.4 times and multiples of EBITDA of 6.5 to 8.3 times for the year ended December 31, 2016. We selected multiples of revenue of approximately 3.6 to 4.8 times and multiples of EBITDA of 7.4 to 8.7 times for the year ended December 31, 2015.

Our goodwill was not impaired for the year ended December 31, 2014 based upon the results of our testing.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Cash Access	Games	Other	Total
Goodwill
Balance, December 31, 2014	$157,150	$669,452	$31,311	$857,913
Goodwill acquired during the year	—	—	6,117	6,117
Goodwill impairment	—	(75,008)	—	(75,008)
Foreign translation adjustment	(115)	—	—	(115)
Other(1)	—	896	—	896
Balance, December 31, 2015	$157,035	$595,340	$37,428	$789,803
Goodwill impairment	—	(146,299)	—	(146,299)
Foreign translation adjustment	20	—	—	20
Other(2)	—	—	(2,978)	(2,978)
Balance, December 31, 2016	$157,055	$449,041	$34,450	$640,546

(1)	Includes the final 2015 measurement period adjustments associated with the acquisition of our Games business in late 2014.
(2)	Includes the final 2016 measurement period adjustments associated with the acquisition of certain assets of Resort Advantage in late 2015.

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

				At December 31, 2016			At December 31, 2015
	Useful Life				Accumulated	Net Book		Accumulated	Net Book
	(years)			Cost	Amortization	Value	Cost	Amortization	Value
Other intangible assets
Contract rights under development and placement fee agreements	1	-	7	$17,742	$6,281	$11,461	$16,453	$7,612	$8,841
Customer contracts	7	-	14	50,975	40,419	10,556	50,177	34,755	15,422
Customer relationships	8	-	12	231,100	42,688	188,412	231,100	21,723	209,377
Developed technology and software	1	-	6	224,265	126,721	97,544	197,658	63,591	134,067
Patents, trademarks and other	1	-	17	27,771	17,747	10,024	28,240	13,485	14,755
Total				$551,853	$233,856	$317,997	$523,628	$141,166	$382,462

Amortization expense related to other intangible assets totaled approximately $94.6 million, $85.5 million and $14.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. We capitalized $24.2 million and $21.0 million of internal software development costs for the years ended December 31, 2016 and 2015, respectively.

On a quarterly basis, we evaluate our other intangible assets for potential impairment as part of our quarterly review process. There was no material impairment identified for any of our other intangible assets for the years ended December 31, 2016 and 2015. For the year ended December 31, 2014, our online payment processing intangible assets were identified for further testing. We determined that these definite-lived intangible assets were potentially impaired primarily due to a combination of the following factors: (a) legislative constraints at the state and federal level; (b) significant changes in management; and (c) lower than anticipated operating results.

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

The anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in thousands):

Anticipated amortization expense	Amount
2017	$68,765
2018	50,899
2019	40,693
2020	35,978
2021	23,396
Thereafter	84,293
Total(1)	$304,024

(1)	For the year ended December 31, 2016, the Company had $14.0 million in other intangible assets which had not yet been placed into service.

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

In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The development agreements typically provide for a portion of the amounts retained by each facility for its share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable, which are included as part of other receivables current and non-current in the Consolidated Balance Sheets. There were no receivables related to development agreements at December 31, 2016 and 2015, respectively. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the facility. In the past we have, and in the future, we may, by mutual agreement, amend these agreements to reduce our floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life. We paid approximately $11.3 million and $2.8 million to extend the term of placement fee agreements with a customer for certain of its locations for the years ended December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, we foreclosed on the Bee Cave assets, evaluated its platform, and began to utilize these assets in connection with our social gaming strategy to deliver content from our existing game library. Consequently, we extinguished the note receivable and recorded $0.5 million of developed technology and software within other intangible assets, net on the Consolidated Balance Sheets during the period.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents our accounts payable and accrued expenses (amounts in thousands):

	At December 31,	At December 31,
	2016	2015
Accounts payable and accrued expenses
Trade accounts payable	$55,352	$69,182
Payroll and related expenses	12,305	8,565
Deferred and unearned revenues	9,222	10,836
Cash access processing and related expenses	7,001	4,662
Accrued taxes	2,587	1,654
Accrued interest	82	73
Other	7,842	6,540
Total accounts payable and accrued expenses	$94,391	$101,512

12. LONG-TERM DEBT

The following table summarizes our indebtedness (in thousands):

	At December 31,	At December 31,
	2016	2015
Long-term debt
Senior secured term loan	$465,600	$490,000
Senior secured notes	335,000	335,000
Senior unsecured notes	350,000	350,000
Total debt	1,150,600	1,175,000
Less: debt issuance costs and warrant discount	(28,720)	(35,101)
Total debt after debt issuance costs and discount	1,121,880	1,139,899
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion	$1,111,880	$1,129,899

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

Credit Facilities

In December 2014, Everi Payments, as borrower, and Holdings entered into a credit facility with Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer; Deutsche Bank Securities Inc., as syndication agent; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers (the “Credit Agreement”). The Credit Agreement consists of the $500.0 million, six-year senior secured term loan facility that matures in 2020 (the “Term Loan”) and the $50.0 million, five-year senior secured revolving credit facility that matures in 2019 (the “Revolving Credit Facility,” and together with the Term Loan, the “Credit Facilities”). The fees associated with the Credit Facilities included discounts of approximately $7.5 million and debt issuance costs of approximately $13.9 million. All borrowings under the Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default and compliance with representations and warranties.

We are required to repay the Term Loan in an amount equal to 0.50% per quarter of the initial aggregate principal with the final principal repayment installment on the maturity date.  Interest is due in arrears each March, June, September and December and at the maturity date. However, interest may be remitted within one to three months of such dates.

The Term Loan had an applicable interest rate of 6.25% as of December 31, 2016 and 2015, which represents LIBOR plus a 5.25% margin

The interest rate per annum applicable to the Revolving Credit Facility is, at our option, the base rate or LIBOR plus, in each case, an applicable margin. The interest rate per annum applicable to the Term Loan is also, at our option, the base rate or LIBOR plus, in each case, an applicable margin. We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR. LIBOR will be reset at the beginning of each selected interest period based on the LIBOR rate then in effect; provided that, with respect to the Revolving Credit Facility, if LIBOR is below zero, then such rate will be equal to zero plus the applicable margin, and, with respect to the Term Loan, if LIBOR is below 1.0%, then such rate will be equal to 1.0% plus the applicable margin. The base rate is a fluctuating interest rate equal to the highest of (a) the prime lending rate announced by the administrative agent, (b) the federal funds effective rate from time to time plus 0.50%, and (c) LIBOR (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%. The applicable margins of 4.75% and 5.25% for the Revolving Credit Facility and Term Loan, respectively, are subject to adjustment based on our consolidated secured leverage ratio.

Voluntary prepayments of the Term Loan and the Revolving Credit Facility and voluntary reductions in the unused commitments are permitted in whole or in part, in minimum amounts as set forth in the Credit Agreement, with prior notice but without premium or penalty.

Subject to certain exceptions, the obligations under the Credit Facilities are secured by substantially all of the present and after acquired assets of each of Everi Payments, Holdings and the subsidiary guarantors, including: (a) a perfected first priority pledge of all the capital stock of Everi Payments and each domestic direct, wholly owned material restricted subsidiary held by Holdings, Everi Payments or any such subsidiary guarantor; and (b) a perfected first priority security interest in substantially all other tangible and intangible assets of Holdings, Everi Payments, and such subsidiary guarantors (including, but not limited to, accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing). Subject to certain exceptions, the Credit Facilities are unconditionally guaranteed by Holdings and such subsidiary guarantors, including Everi Games Holdings and its material domestic subsidiaries.

The Credit Agreement contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness; sell assets or consolidate or merge with or into other companies; pay dividends or repurchase or redeem capital stock; make certain investments; issue capital stock of subsidiaries; incur liens; prepay, redeem or repurchase subordinated debt; and enter into certain types of transactions with our affiliates. The Credit Agreement also requires Holdings, together with its subsidiaries, to comply with a maximum consolidated secured leverage ratio as well as an annual excess cash flow requirement. At December 31, 2016, our consolidated secured leverage ratio was 3.80, with a maximum allowable ratio of 4.25. Our consolidated secured maximum leverage ratio will be 4.00, 3.75 and 3.50 as of December 31, 2017, 2018 and 2019 and thereafter, respectively. Based on our excess cash flow calculation at December 31, 2015, an excess cash flow payment of approximately $14.4 million was made during the year ended December 31, 2016.

Events of default under the Credit Agreement include customary events such as a cross-default provision with respect to other material debt (which includes the Refinanced Secured Notes and the Unsecured Notes (each defined below)). In addition, an event of default will occur if Holdings undergoes a change of control. This is defined to include the case where Holdings ceases to own 100% of the equity interests of Everi Payments, or where any person or group acquires a percentage of the economic or voting interests of Holdings’ capital stock of 35% or more (determined on a fully diluted basis), or where a majority of the board of directors of Everi Holdings ceases to consist of persons who are directors of Holdings on the closing date of the Credit Facilities or other directors whose nomination for election to the board of directors of Holdings was recommended by a majority of the then continuing directors.

At December 31, 2016, we had approximately $465.6 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Credit Facility. We had $50.0 million of additional borrowing availability under the Revolving Credit Facility as of December 31, 2016. The weighted average interest rate on the Credit Facilities was approximately 6.25% for the year ended December 31, 2016.

We were in compliance with the terms of the Credit Facilities as of December 31, 2016 and 2015.

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

We were in compliance with the terms of the Refinanced Secured Notes as of December 31, 2016 and 2015.

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

In connection with the issuance of the Unsecured Notes, the Company entered into a registration rights agreement pursuant to which the Company agreed, for the benefit of the initial holders of the Unsecured Notes, to file with the SEC, and use its commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the Unsecured Notes for an issue of SEC-registered notes with terms identical to the Unsecured Notes. On October 23, 2015, we filed a registration statement on Form S-4 with the SEC in accordance with the registration rights agreement outlining our offer to exchange the Unsecured Notes for identical notes without transfer restrictions. The registration statement was declared effective on November 3, 2015, and the exchange offer for the Unsecured Notes was completed on December 4, 2015 with 100% participation.

We were in compliance with the terms of the Unsecured Notes as of December 31, 2016 and 2015.

Principal Repayments

The maturities of our borrowings at December 31, 2016 are as follows (in thousands):

Amount
Maturities of borrowings
2017	$10,000
2018	10,000
2019	10,000
2020	435,600
2021	335,000
Thereafter	350,000
Total	$1,150,600

13. COMMITMENTS AND CONTINGENCIES

Lease Obligations

We lease office facilities and operating equipment under cancelable and non‑cancelable agreements. Total rent expense was approximately $6.8 million, $5.9 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

We have a long‑term lease agreement related to office space for our corporate headquarters located in Las Vegas, Nevada that expires in April 2023.

In September 2014, the long-term lease agreement for office space in Austin, Texas, was extended through June 2021.

We also have leased facilities in Chicago, Illinois and Reno, Nevada, which support the design, production and expansion of our gaming content. The long-term lease agreement for our Chicago facilities commenced in November 2015 and expires in January 2023. The long-term lease agreement for our Reno facilities commenced in October 2015 and expires in April 2021.

As of December 31, 2016, the minimum aggregate rental commitment under all non‑cancelable operating leases were as follows (in thousands):

Amount
Minimum aggregate rental commitments
2017	$4,803
2018	4,408
2019	4,462
2020	4,148
2021	3,254
Thereafter	2,432
Total	$23,507

Litigation Claims and Assessments

We are subject to claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

Gain Contingency Settlement

In January 2014, we filed a complaint against certain third party defendants alleging conspiracy in restraint of competition regarding interchange fees, monopolization by defendants in the relevant market, and attempted monopolization of the defendants in the relevant market. We demanded a trial by jury of all issues so triable. The defendants filed a motion to dismiss on March 13, 2014. A settlement agreement was reached as of January 16, 2015. On January 22, 2015, the settlement agreement was executed and delivered for which we received $14.4 million in cash and recorded the settlement proceeds in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Consolidated Statements of (Loss) and Comprehensive (Loss) Income for the year ended December 31, 2015.

14. SHAREHOLDERS’ EQUITY

Preferred Stock.  Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2016 and 2015, we had no shares of preferred stock outstanding.

Common Stock.  Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of December 31, 2016 and 2015, we had 90,952,185 and 90,877,273 shares of common stock issued, respectively.

Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 18,717 and 32,617 shares of common stock at an aggregate purchase price of $41,528 and $0.2 million for the years ended December 31, 2016 and 2015, respectively, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.

15. WEIGHTED AVERAGE SHARES OF COMMON STOCK

The weighted average number of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	At December 31,
	2016	2015	2014
Weighted average shares
Weighted average number of common shares outstanding - basic	66,050	65,854	65,780
Potential dilution from equity grants(1)	—	—	1,083
Weighted average number of common shares outstanding - diluted	66,050	65,854	66,863

(1)

The Company was in a net loss position for the years ended December 31, 2016 and 2015, respectively, and therefore, no potential dilution from the application of the treasury stock method was applicable. Equity awards to purchase approximately 15.7 million and 14.2 million shares of common stock for the years ended December 31, 2016 and 2015, respectively, were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

16. SHARE‑BASED COMPENSATION

Equity Incentive Awards

Our 2014 Equity Incentive Plan (the “2014 Plan”) and our 2012 Equity Incentive Plan (as amended, the “2012 Plan”) are used to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of our business. The 2014 Plan superseded the then current 2005 Stock Incentive Plan (the “2005 Plan”). The 2012 Plan was assumed in connection with our acquisition of Everi Games Holding and conformed to include similar provisions to those as set forth in the 2014 Plan. Our equity incentive plans are administered by the Compensation Committee of our Board of Directors, which has the authority to select individuals who are to receive equity incentive awards and to specify the terms and conditions of grants of such awards, including, but not limited to: the vesting provisions and exercise prices.

Generally, we grant the following award types: (a) time-based options, (b) market-based options and (c) restricted stock. These awards have varying vesting provisions and expiration periods. For the year ended December 31, 2016, we granted time- and market-based options.

Our time-based stock options generally vest at a rate of 25% per year on each of the first four anniversaries of the grant dates and expire after a ten-year period.

Our market-based options granted in 2016 vest at a rate of 25% per year on each of the first four anniversaries of the grant date, provided that as of the vesting date for each vesting tranche, the closing price of the Company’s shares on the New York Stock Exchange is at least a specified price hurdle, defined as a 50% premium to the closing stock price on the grant date. If the price hurdle is not met as of the vesting date for a vesting tranche, then the vested tranche shall vest and become vested shares on the last day of a period of 30 consecutive trading days during which the closing price is at least the price hurdle. These options expire after a ten-year period.

Our market-based stock options granted in 2015 vest if our average stock price in any period of 30 consecutive trading days meets certain target prices during a four-year period that commenced on the date of grant for these options. These options expire after a seven-year period.

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock
	Granted	Granted
Outstanding, December 31, 2015	17,440	310
Additional authorized shares	—	—
Granted	4,383	—
Exercised options or vested shares	—	(75)
Cancelled or forfeited	(3,590)	(155)
Outstanding, December 31, 2016	18,233	80

The maximum number of shares available for future equity awards under the 2012 Plan and the 2014 Plan is approximately 5.0 million shares of our common stock. There are no shares available for future equity awards under the 2005 Plan.

Stock Options

The fair value of our standard time-based options was determined as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended
	December 31,
	2016	2015	2014
Risk-free interest rate	1%	1%	1%
Expected life of options (in years)	5	4	4
Expected volatility	51%	43%	54%
Expected dividend yield	—%	—%	—%

During 2016, certain executive and director grants were valued under the Black-Scholes option pricing model that utilized different assumptions from those used for our standard time-based options. For the time-based options granted on February 13, 2016, the assumptions were: (a) risk-free interest rate of 1%; (b) expected term of six years; (c) expected volatility of 49%; and (d) no expected dividend yield. For the time-based options granted on February 25, 2016, the assumptions were: (a) risk-free interest rate of 1%; (b) expected term of five years; (c) expected volatility of 49%; and (d) no expected dividend yield.

The fair value of market-based options granted in connection with the annual grant that occurred during the second quarters of 2016 and 2015 and the first quarter of 2014 was determined as of the date of grant using a lattice-based option valuation model with the following assumptions:

	Year ended
	December 31,
	2016	2015	2014
Risk-free interest rate	2%	1%	1%
Measurement period (in years)	10	4	4
Expected volatility	68%	47%	52%
Expected dividend yield	—%	—%	—%

For the market-based options granted during the third quarter of 2016, the assumptions were: (a) risk-free interest rate of 2%; (b) expected term of ten years; (c) expected volatility of 69%; and (d) no expected dividend yield. For the market-based options granted during the fourth quarter of 2016, the assumptions were: (a) risk-free interest rate of 2%; (b) expected term of ten years; (c) expected volatility of 70%; and (d) no expected dividend yield.

For the market-based options granted in the first quarter 2014, the assumptions were: (a) risk-free interest rate of 1%; (b) measurement period of four years; (c) expected volatility of 51%; and (d) no expected dividend yield.

The fair value of the converted options related to the Merger was recalculated upon consummation of the acquisition and it was determined that the original fair value approximated the value upon conversion and was still applicable and will continue to amortize to stock compensation expense over the remaining life of the awards.

The following tables present the options activity:

			Weighted
	Number of	Weighted Average	Average Life	Aggregate
	Common Shares	Exercise Price	Remaining	Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Outstanding, December 31, 2015	17,440	$7.41	6.6	$1,212
Granted	4,383	1.67
Exercised	—	—
Canceled or forfeited	(3,590)	7.46
Outstanding, December 31, 2016	18,233	$6.02	6.4	$2,387
Vested and expected to vest, December 31, 2016	16,126	$6.13	6.3	$1,872
Exercisable, December 31, 2016	9,492	$7.16	4.8	$—

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
		Number	Remaining	Average	Number	Average
		Outstanding	Contract	Exercise	Exercisable	Exercise
Range of Exercise Prices		(in thousands)	Life (Years)	Prices	(in thousands)	Price
$1.46	$1.56	3,126	9.4	$1.46	—	$—
1.57	5.76	3,081	6.1	3.68	2,230	4.22
5.77	6.89	3,405	5.0	6.63	2,174	6.67
6.90	7.73	1,170	7.0	7.23	814	7.20
7.74	7.76	3,784	7.2	7.74	615	7.74
7.77	9.73	2,609	6.2	8.69	2,604	8.69
9.74	14.55	1,058	0.9	10.20	1,055	10.20
		18,233			9,492

There were 4.4 million, 6.5 million and 6.6 million options granted for the years ended December 31, 2016, 2015 and 2014, respectively. The weighted average grant date fair value per share of the options granted was $0.83, $2.48 and $3.20 for the years ended December 31, 2016, 2015 and 2014, respectively. No options were exercised during the year ended December 31, 2016. The total intrinsic value of options exercised was $0.8 million, $2.8 million for the years ended December 31, 2015 and 2014, respectively.

There was $11.7 million in unrecognized compensation expense related to options expected to vest as of December 31, 2016. This cost was expected to be recognized on a straight‑line basis over a weighted average period of 2.1 years. We recorded $6.3 million in non‑cash compensation expense related to options granted that were expected to vest for the year ended and as of December 31, 2016. There were no proceeds received from the exercise of options, as no exercises occurred during the period.

There was $18.1 million in unrecognized compensation expense related to options expected to vest as of December 31, 2015. This cost was expected to be recognized on a straight line basis over a weighted average period of 2.6 years. We recorded $7.4 million and $7.6 million in non‑cash compensation expense related to options granted that were expected to vest as of December 31, 2015 and 2014, respectively. We received $1.8 million and $5.3 million in cash from the exercise of options for the years ended December 31, 2015 and 2014, respectively.

Restricted Stock

The following is a summary of non‑vested share awards for our time‑based restricted shares:

		Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
	(in thousands)	(per share)
Outstanding, December 31, 2015	310	$7.11
Granted	—	—
Vested	(75)	7.10
Forfeited	(155)	7.12
Outstanding, December 31, 2016	80	$7.12

There were no shares of restricted stock granted for the year ended December 31, 2016. The total fair value of restricted stock vested was $0.2 million for the year ended December 31, 2016. There was $1.0 million in unrecognized compensation expense related to shares of time‑based restricted shares expected to vest as of December 31, 2016 and is expected to be recognized on a straight‑line basis over a weighted average period of 1.7 years. There were 0.1 million shares of restricted stock that vested during 2016, and we recorded $0.5 million in non-cash compensation expense related to the restricted stock granted that was expected to vest during 2016.

There were no shares of restricted stock granted for the year ended December 31, 2015, and 0.3 million shares of restricted stock were granted for the year ended December 31, 2014. The weighted average grant date fair value per share of restricted stock granted was $7.12 for the year ended December 31, 2014. The total fair value of restricted stock vested was $0.6 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively. There was $2.0 million and $3.0 million in unrecognized compensation expense related to shares of time‑based restricted shares expected to vest as of December 31, 2015 and 2014, respectively, and is expected to be recognized on a straight‑line basis over a weighted average period of 2.4 years and 3.3 years, respectively. There were 0.2 million shares and 0.2 million shares of restricted stock that vested during 2015 and 2014, respectively, and we recorded $0.9 million and $1.2 million in non‑cash compensation expense related to the restricted stock granted that was expected to vest during 2015 and 2014, respectively.

17. INCOME TAXES

The following presents consolidated (loss) income before tax for domestic and foreign operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Consolidated (loss) income before tax
Domestic	$(225,538)	$(129,602)	$13,870
Foreign	7,755	6,519	6,431
Total	$(217,783)	$(123,083)	$20,301

The income tax (benefit) provision attributable to (loss) income from operations before tax consists of the following components (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax (benefit) provision
Domestic	$30,400	$(19,746)	$6,637
Foreign	1,296	1,635	1,524
Total income tax (benefit) provision	$31,696	$(18,111)	$8,161
Income tax (benefit) provision components
Current	$1,756	$1,767	$1,598
Deferred	29,940	(19,878)	6,563
Total income tax (benefit) provision	$31,696	$(18,111)	$8,161

A reconciliation of the federal statutory rate and the effective income tax rate is as follows:

	Year Ended
	December 31,
	2016	2015	2014
Income tax reconciliation
Federal statutory rate	35.0%	35.0%	35.0%
Foreign provision	0.5%	0.6%	(3.6)%
State/province income tax	0.8%	1.1%	0.9%
Non-deductible compensation cost	(0.5)%	(1.1)%	0.7%
Non-deductible acquisition cost	0.0%	0.0%	5.9%
Adjustment to carrying value	0.2%	0.6%	1.9%
Research credit	0.2%	0.6%	0.0%
Valuation allowance	(27.4)%	0.0%	0.0%
Goodwill impairment	(23.5)%	(21.3)%	0.0%
Other	0.1%	(0.8)%	(0.6)%
Effective tax rate	(14.6)%	14.7%	40.2%

The major tax‑effected components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Deferred income tax assets related to:
Net operating losses	$98,664	$81,531	$64,357
Stock compensation expense	11,559	10,212	8,841
Accounts receivable allowances	1,745	1,444	1,613
Accrued and prepaid expenses	6,276	3,958	7,917
Long-term debt	493	300	290
Other	1,399	658	373
Tax credits	6,394	5,896	5,146
Valuation allowance	(61,012)	(1,442)	(2,319)
Total deferred income tax assets	$65,518	$102,557	$86,218
Deferred income tax liabilities related to:
Property, equipment and leased assets	$13,216	$18,274	$23,785
Intangibles	106,307	108,727	109,103
Other	3,606	3,200	1,072
Total deferred income tax liabilities	$123,129	$130,201	$133,960
Deferred income taxes, net	$(57,611)	$(27,644)	$(47,742)

The Company prospectively adopted the provisions of ASU No. 2015-17 as of December 31, 2015. The adoption of the provision caused us to reclassify current deferred tax assets to noncurrent (netted within noncurrent liabilities) on our Consolidated Balance Sheets. The prior reporting period was not retrospectively adjusted.

For all of our investments in foreign subsidiaries, except for GCA (Macau), deferred taxes have not been provided on unrepatriated foreign earnings. Unrepatriated earnings were approximately $23.3 million as of December 31, 2016. These earnings were considered permanently reinvested, as it was management’s intention to reinvest foreign earnings in foreign operations. We project sufficient cash flow or sufficient borrowings available under our Credit Facilities in the U.S. and therefore do not need to repatriate these foreign earnings to finance U.S. operations at this time.

As a result of certain realization requirements under the accounting guidance on share based payments, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting at December 31, 2016, 2015 and 2014, respectively. Equity will be increased by $4.6 million if, and when, such deferred tax assets are ultimately realized. We use the accounting guidance on income taxes ordering for purposes of determining when excess tax benefits have been realized.

Deferred tax assets arise primarily because expenses have been recorded in historical financial statement periods that will not become deductible for income taxes until future tax years. We record valuation allowances to reduce the book value of our deferred tax assets to amounts that are estimated on a more likely than not basis to be realized. This assessment requires judgment and is performed on the basis of the weight of all available evidence, both positive and negative, with greater weight placed on information that is objectively verifiable such as historical performance.

During the fourth quarter of 2016, we evaluated negative evidence noting that for the three-year period then ended, we reported a cumulative net loss. Pursuant to accounting guidance, a cumulative loss in recent years is a significant piece of negative evidence that must be considered and is difficult to overcome without sufficient objectively verifiable, positive evidence. As such, certain aspects of our historical results were included in our forecasted taxable income. Although our forecast of future taxable income was a positive indicator, since this form of evidence was not objectively verifiable, its weight was not sufficient to overcome the negative evidence.

As a result of this evaluation, we increased our valuation allowance for deferred tax assets by $59.6 million. The ultimate realization of deferred tax assets depends on having sufficient taxable income in the future years when the tax deductions associated with the deferred tax assets become deductible. The establishment of a valuation allowance does not impact cash, nor does it preclude us from using our tax credits, loss carryforwards and other deferred tax assets in the future.

We had $265.0 million, or $92.8 million, tax effected, of accumulated federal net operating losses as of December 31, 2016. The net operating losses can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2024. We had $4.8 million, tax effected, of federal research and development credit carry forwards and $1.6 million of federal alternative minimum tax credit carry forwards as of December 31, 2016. The research and development credits are limited to a 20 year carry forward period and will expire starting in 2033. The federal alternative minimum tax credit carry forwards do not expire. As of December 31, 2016, $53.7 million of our valuation allowance relates to federal net operating loss carry forwards and credits that we estimate are not more likely than not to be realized.

We had tax effected state net operating loss carry forwards of approximately $10.4 million as of December 31, 2016. The state net operating loss carry forwards will expire between 2017 and 2037. The determination and utilization of these state net operating loss carry forwards are dependent upon apportionment percentages and other respective state laws, which can change from year to year. As of December 31, 2016, $7.2 million of our valuation allowance relates to certain state net operating loss carry forwards that we estimate are not more likely than not to be realized. The remaining valuation allowance of $0.1 million relates to foreign net operating losses.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefit
Unrecognized tax benefit at the beginning of the period	$729	$729	$—
Gross increases - tax positions in prior period	105	—	—
Gross decreases - tax positions in prior period	—	—	—
Gross increases - tax positions in current period	—	—	729
Settlements	—	—	—
Unrecognized tax benefit at the end of the period	$834	$729	$729

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As of December 31, 2016, the Company recorded $0.8 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. The Company has not accrued any penalties and interest for its unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate any other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We have a number of federal and state income tax years still open for examination as a result of our net operating loss carry forwards. Accordingly, we are subject to examination for both U.S. federal and some of the state tax returns for the years 2004 to present. For the remaining state, local and foreign jurisdictions, with some exceptions, we are no longer subject to examination by tax authorities for years before 2013.

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

·

The Payments segment provides solutions directly to gaming establishments to offer their patrons cash access related services and products, including: access to cash at gaming facilities via ATM cash withdrawals, credit card cash access transactions and POS debit card cash access transactions; check-related services; fully integrated kiosks and maintenance services; compliance, audit and data software; casino credit data and reporting services and other ancillary offerings.

Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we allocate depreciation and amortization expenses to the business segments.

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

The following tables present segment information (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Revenues
Games	$213,253	$214,424	$7,406
Payments	646,203	612,575	585,647
Total revenues	$859,456	$826,999	$593,053

Operating (loss) income
Games	$(166,243)	$(73,503)	$(1,423)
Payments	47,688	63,773	35,205
Total operating (loss) income	$(118,555)	$(9,730)	$33,782

	At December 31, 2016	At December 31, 2015
Total assets
Games	$894,213	$1,086,147
Payments	513,950	464,238
Total assets	$1,408,163	$1,550,385

Major customers.  For the years ended December 31, 2016, 2015 and 2014, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 31%, 30% and 28% of our total revenue in 2016, 2015 and 2014, respectively.

19. SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited selected quarterly results of operations are as follows (in thousands, except for per share amounts)*:

	Quarter
	First	Second	Third	Fourth	Year
2016
Revenues	$205,769	$214,000	$222,177	$217,510	$859,456
Operating income (loss)	3,785	6,060	11,572	(139,972)	(118,555)
Net loss	(13,151)	(10,796)	(8,254)	(217,278)	(249,479)
Basic loss per share	$(0.20)	$(0.16)	$(0.12)	$(3.29)	$(3.78)
Diluted loss per share	$(0.20)	$(0.16)	$(0.12)	$(3.29)	$(3.78)
Weighted average common shares outstanding
Basic	66,034	66,041	66,049	66,074	66,050
Diluted	66,034	66,041	66,049	66,074	66,050
2015
Revenues	$207,473	$206,364	$208,746	$204,416	$826,999
Operating income (loss)	28,141	16,336	14,716	(68,923)	(9,730)
Net income (loss)	469	(12,741)	(6,110)	(86,590)	(104,972)
Basic earnings (loss) per share	$0.01	$(0.19)	$(0.09)	$(1.31)	$(1.59)
Diluted earnings (loss) per share	$0.01	$(0.19)	$(0.09)	$(1.31)	$(1.59)
Weighted average common shares outstanding
Basic	65,623	65,844	65,941	66,004	65,854
Diluted	66,492	65,844	65,941	66,004	65,854

*Rounding may cause variances.

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Presented below is condensed consolidating financial information for (a) Parent, (b) Subsidiary Issuer, (c) the Guarantor Subsidiaries and (d) our U.S. subsidiaries that are not Guarantor Subsidiaries and our foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of December 31, 2016 and December 31, 2015 and for the years ended December 31, 2016, 2015 and 2014. The condensed consolidating financial information has been presented to show the nature of assets held and the results of operations and cash flows of Parent, Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming that the guarantee structure of the Unsecured Notes had been in effect at the beginning of the periods presented.

	Year Ended December 31, 2016
				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$599,173	$241,937	$25,096	$(6,750)	$859,456
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	—	480,210	59,802	14,764	(5,762)	549,014
Operating expenses	—	73,352	44,526	1,819	(988)	118,709
Research and development	—	—	19,326	30	—	19,356
Goodwill impairment	—	—	146,299	—	—	146,299
Depreciation	—	8,278	41,391	326	—	49,995
Amortization	—	12,641	79,805	2,192	—	94,638
Total costs and expenses	—	574,481	391,149	19,131	(6,750)	978,011
Operating income (loss)	—	24,692	(149,212)	5,965	—	(118,555)
Other expense (income)
Interest expense, net of interest income	—	6,114	92,896	218	—	99,228
Equity in loss (income) of subsidiaries	249,479	(14,981)	(1,917)	—	(232,581)	—
Total other expense (income)	249,479	(8,867)	90,979	218	(232,581)	99,228
(Loss) income before income tax	(249,479)	33,559	(240,191)	5,747	232,581	(217,783)
Income tax provision (benefit)	—	21,679	8,881	1,136	—	31,696
Net (loss) income	(249,479)	11,880	(249,072)	4,611	232,581	(249,479)
Foreign currency translation	(2,427)	—	—	(2,427)	2,427	(2,427)
Comprehensive (loss) income	$(251,906)	$11,880	$(249,072)	$2,184	$235,008	$(251,906)

	Year Ended December 31, 2015
				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$566,634	$243,974	$17,219	$(828)	$826,999
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	—	444,990	56,382	9,025	—	510,397
Operating expenses	—	61,615	38,554	1,861	(828)	101,202
Research and development	—	—	19,098	—	—	19,098
Goodwill impairment	—	—	75,008	—	—	75,008
Depreciation	—	7,635	37,734	182	—	45,551
Amortization	—	9,842	73,195	2,436	—	85,473
Total costs and expenses	—	524,082	299,971	13,504	(828)	836,729
Operating income (loss)	—	42,552	(55,997)	3,715	—	(9,730)
Other expense (income)
Interest expense, net of interest income	—	7,639	92,343	308	—	100,290
Equity in loss (income) of subsidiaries	104,972	(13,777)	—	—	(91,195)	—
Loss on extinguishment of debt	—	13,063	—	—	—	13,063
Total other expense	104,972	6,925	92,343	308	(91,195)	113,353
(Loss) income before income tax	(104,972)	35,627	(148,340)	3,407	91,195	(123,083)
Income tax provision (benefit)	—	8,342	(27,673)	1,220	—	(18,111)
Net (loss) income	(104,972)	27,285	(120,667)	2,187	91,195	(104,972)
Foreign currency translation	(1,251)	—	—	(1,251)	1,251	(1,251)
Comprehensive (loss) income	$(106,223)	$27,285	$(120,667)	$936	$92,446	$(106,223)

	Year Ended December 31, 2014
				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$542,206	$35,689	$15,891	$(733)	$593,053
Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	—	422,544	10,864	6,663	—	440,071
Operating expenses	—	88,087	5,719	2,379	(733)	95,452
Research and development	—	—	804	—	—	804
Depreciation	—	7,428	1,134	183	—	8,745
Amortization	—	11,180	2,454	565	—	14,199
Total costs and expenses	—	529,239	20,975	9,790	(733)	559,271
Operating income	—	12,967	14,714	6,101	—	33,782
Other expense (income)
Interest expense, net of interest income	—	7,675	3,290	(209)	—	10,756
Equity in income of subsidiaries	(12,140)	(15,218)	—	—	27,358	—
Loss on extinguishment of debt	—	2,523	202	—	—	2,725
Total other (income) expense	(12,140)	(5,020)	3,492	(209)	27,358	13,481
Income before income tax	12,140	17,987	11,222	6,310	(27,358)	20,301
Income tax provision	—	2,801	3,784	1,576	—	8,161
Net income	12,140	15,186	7,438	4,734	(27,358)	12,140
Foreign currency translation	(1,258)	—	—	(1,258)	1,258	(1,258)
Comprehensive income	$10,882	$15,186	$7,438	$3,476	$(26,100)	$10,882

	At December 31, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$88,648	$9,103	$21,300	$—	$119,051
Settlement receivables	—	122,222	—	6,599	—	128,821
Trade receivables, net	—	4,401	41,500	5,750	—	51,651
Other receivables	—	4,600	243	157	—	5,000
Inventory	—	6,009	13,059	—	—	19,068
Prepaid expenses and other assets	—	5,359	3,807	8,882	—	18,048
Intercompany balances	—	106,729	188,028	1,461	(296,218)	—
Total current assets	—	337,968	255,740	44,149	(296,218)	341,639
Non-current assets
Property, equipment and leased assets, net	—	15,144	81,993	1,302	—	98,439
Goodwill	—	151,417	488,512	617	—	640,546
Other intangible assets, net	—	23,901	289,338	4,758	—	317,997
Other receivables	—	2,019	—	1	—	2,020
Investment in subsidiaries	(107,751)	171,979	1,293	86	(65,607)	—
Deferred tax asset	—	37,578	—	—	(37,578)	—
Other assets	—	4,940	2,286	296	—	7,522
Intercompany balances	—	1,143,115	7,851	—	(1,150,966)	—
Total non-current assets	(107,751)	1,550,093	871,273	7,060	(1,254,151)	1,066,524
Total assets	$(107,751)	$1,888,061	$1,127,013	$51,209	$(1,550,369)	$1,408,163
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Settlement liabilities	$—	$225,170	$268	$13,685	$—	$239,123
Accounts payable and accrued expenses	—	64,192	28,970	1,229	—	94,391
Current portion of long-term debt	—	10,000	—	—	—	10,000
Intercompany balances	—	189,488	101,387	5,343	(296,218)	—
Total current liabilities	—	488,850	130,625	20,257	(296,218)	343,514
Non-current liabilities
Deferred tax liability	—	—	95,189	—	(37,578)	57,611
Long-term debt, less current portion	—	1,111,880	—	—	—	1,111,880
Other accrued expenses and liabilities	—	2,583	368	—	—	2,951
Intercompany balances	—	—	1,143,116	7,850	(1,150,966)	—
Total non-current liabilities	—	1,114,463	1,238,673	7,850	(1,188,544)	1,172,442
Total liabilities	—	1,603,313	1,369,298	28,107	(1,484,762)	1,515,956
Stockholders’ (deficit) equity
Common stock	91	—	—	—	—	91
Additional paid-in capital	264,755	85,499	5,314	21,093	(111,906)	264,755
Retained (deficit) earnings	(194,299)	201,316	(247,273)	5,168	40,789	(194,299)
Accumulated other comprehensive loss	(2,067)	(2,067)	(326)	(3,159)	5,510	(2,109)
Treasury stock, at cost	(176,231)	—	—	—	—	(176,231)
Total stockholders’ (deficit) equity	(107,751)	284,748	(242,285)	23,102	(65,607)	(107,793)
Total liabilities and stockholders’ (deficit) equity	$(107,751)	$1,888,061	$1,127,013	$51,209	$(1,550,369)	$1,408,163

	At December 31, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$6	$87,078	$3,900	$11,046	$—	$102,030
Settlement receivables	—	42,437	—	2,496	—	44,933
Trade receivables, net	—	10,750	41,634	(2)	—	52,382
Other receivables	—	4,063	833	32	—	4,928
Inventory	—	12,772	15,966	—	—	28,738
Prepaid expenses and other assets	—	6,464	5,160	9,148	—	20,772
Intercompany balances	—	39,810	168,659	1,431	(209,900)	—
Total current assets	6	203,374	236,152	24,151	(209,900)	253,783
Non-current assets
Property, equipment and leased assets, net	—	26,472	79,514	322	—	106,308
Goodwill	—	154,395	634,811	597	—	789,803
Other intangible assets, net	—	32,000	343,629	6,833	—	382,462
Other receivables	—	3,256	3,399	—	—	6,655
Investment in subsidiaries	137,414	159,735	—	86	(297,235)	—
Deferred tax asset	—	65,577	—	—	(65,577)	—
Other assets	—	7,256	3,667	451	—	11,374
Intercompany balances	—	1,136,505	—	—	(1,136,505)	—
Total non-current assets	137,414	1,585,196	1,065,020	8,289	(1,499,317)	1,296,602
Total assets	$137,420	$1,788,570	$1,301,172	$32,440	$(1,709,217)	$1,550,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$—	$136,109	$162	$3,548	$—	$139,819
Accounts payable and accrued expenses	—	67,736	32,593	1,183	—	101,512
Current portion of long-term debt	—	10,000	—	—	—	10,000
Intercompany balances	—	170,091	32,732	7,077	(209,900)	—
Total current liabilities	—	383,936	65,487	11,808	(209,900)	251,331
Non-current liabilities
Deferred tax liability	—	—	93,221	—	(65,577)	27,644
Long-term debt, less current portion	—	1,129,899	—	—	—	1,129,899
Other accrued expenses and liabilities	—	3,624	467	—	—	4,091
Intercompany balances	—	—	1,136,505	—	(1,136,505)	—
Total non-current liabilities	—	1,133,523	1,230,193	—	(1,202,082)	1,161,634
Total liabilities	—	1,517,459	1,295,680	11,808	(1,411,982)	1,412,965
Stockholders’ equity
Common stock	91	—	—	—	—	91
Additional paid-in capital	258,020	80,443	3,670	21,101	(105,214)	258,020
Retained earnings	55,180	190,375	1,797	1,180	(193,352)	55,180
Accumulated other comprehensive income (loss)	318	293	25	(1,649)	1,331	318
Treasury stock, at cost	(176,189)	—	—	—	—	(176,189)
Total stockholders’ equity	137,420	271,111	5,492	20,632	(297,235)	137,420
Total liabilities and stockholders’ equity	$137,420	$1,788,570	$1,301,172	$32,440	$(1,709,217)	$1,550,385

	Year Ended December 31, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net (loss) income	$(249,479)	$11,880	$(249,072)	$4,611	$232,581	$(249,479)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	—	20,919	121,196	2,518	—	144,633
Amortization of financing costs	—	6,695	—	—	—	6,695
Loss on sale or disposal of assets	—	1,353	1,198	12	—	2,563
Accretion of contract rights	—	—	8,692	—	—	8,692
Provision for bad debts	—	74	9,834	—	—	9,908
Reserve for obsolescence	—	860	2,721	—	—	3,581
Other asset impairment	—	—	4,289	—	—	4,289
Goodwill impairment	—	—	146,299	—	—	146,299
Equity in loss (income) of subsidiaries	249,479	(14,981)	(1,917)	—	(232,581)	—
Stock-based compensation	—	5,091	1,644	—	—	6,735
Other non-cash items	—	—	(38)	—	—	(38)
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	9,275	106	5,866	—	15,247
Other changes in operating assets and liabilities	1	(11,643)	43,772	456	—	32,586
Net cash provided by operating activities	1	29,523	88,724	13,463	—	131,711
Cash flows from investing activities
Capital expenditures	—	(8,094)	(71,583)	(1,064)	—	(80,741)
Acquisitions, net of cash acquired	—	(694)	—	—	—	(694)
Proceeds from sale of fixed assets	—	4,599	—	—	—	4,599
Placement fee agreements	—	—	(11,312)	—	—	(11,312)
Changes in restricted cash and cash equivalents	—	94	—	—	—	94
Intercompany investing activities	35	1,058	(626)	339	(806)	—
Net cash provided by (used in) investing activities	35	(3,037)	(83,521)	(725)	(806)	(88,054)
Cash flows from financing activities
Repayments of credit facility	—	(24,400)	—	—	—	(24,400)
Debt issuance costs	—	(480)	—	—	—	(480)
Purchase of treasury stock	(42)	—	—	—	—	(42)
Intercompany financing activities	—	(36)	—	(770)	806	—
Net cash used in financing activities	(42)	(24,916)	—	(770)	806	(24,922)
Effect of exchange rates on cash	—	—	—	(1,714)	—	(1,714)
Cash and cash equivalents
Net (decrease) increase for the period	(6)	1,570	5,203	10,254	—	17,021
Balance, beginning of the period	6	87,078	3,900	11,046	—	102,030
Balance, end of the period	$—	$88,648	$9,103	$21,300	$—	$119,051

	Year Ended December 31, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net (loss) income	$(104,972)	$27,285	$(120,667)	$2,187	$91,195	$(104,972)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	17,477	110,929	2,618	—	131,024
Amortization of financing costs	—	7,109	—	—	—	7,109
Loss (gain) on sale or disposal of assets	—	75	(2,864)	—	—	(2,789)
Accretion of contract rights	—	—	7,614	—	—	7,614
Provision for bad debts	—	51	10,084	—	—	10,135
Reserve for obsolescence	—	140	1,103	—	—	1,243
Goodwill impairment	—	—	75,008	—	—	75,008
Loss on early extinguishment of debt	—	13,063	—	—	—	13,063
Equity in loss (income) of subsidiaries	104,972	(13,777)	—	—	(91,195)	—
Stock-based compensation	—	6,883	1,401	—	—	8,284
Other non-cash items	—	—	(149)	—	—	(149)
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	22,455	22	(3,078)	—	19,399
Other changes in operating assets and liabilities	(4)	(3,299)	(36,278)	(801)	—	(40,382)
Net cash (used in) provided by operating activities	(4)	77,462	46,203	926	—	124,587
Cash flows from investing activities
Capital expenditures	—	(25,796)	(51,108)	(84)	—	(76,988)
Acquisitions, net of cash acquired	—	(10,857)	—	—	—	(10,857)
Proceeds from sale of fixed assets	—	102	2,000	—	—	2,102
Placement fee agreements	—	—	(2,813)	—	—	(2,813)
Repayments under development agreements	—	—	3,104	—	—	3,104
Changes in restricted cash and cash equivalents	—	(97)	—	—	—	(97)
Intercompany investing activities	(3,906)	6,593	25	(9)	(2,703)	—
Net cash used in investing activities	(3,906)	(30,055)	(48,792)	(93)	(2,703)	(85,549)
Cash flows from financing activities
Repayments of prior credit facility	—	—	—	—	—	—
Repayments of credit facility	—	(10,000)	—	—	—	(10,000)
Repayments of secured notes	—	(350,000)	—	—	—	(350,000)
Repayments of unsecured notes	—	—	—	—	—	—
Proceeds from issuance of secured notes	—	335,000	—	—	—	335,000
Debt issuance costs	—	(1,221)	—	—	—	(1,221)
Issuance of warrant	2,246	(2,246)	—	—	—	—
Proceeds from exercise of stock options	1,839	—	—	—	—	1,839
Purchase of treasury stock	(169)	—	—	—	—	(169)
Intercompany financing activities	—	(5)	—	(2,698)	2,703	—
Net cash provided by (used in) financing activities	3,916	(28,472)	—	(2,698)	2,703	(24,551)
Effect of exchange rates on cash	—	—	—	(1,552)	—	(1,552)
Cash and cash equivalents
Net increase (decrease) for the period	6	18,935	(2,589)	(3,417)	—	12,935
Balance, beginning of the period	—	68,143	6,489	14,463	—	89,095
Balance, end of the period	$6	$87,078	$3,900	$11,046	$—	$102,030

	Year Ended December 31, 2014
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net income	$12,140	$15,186	$7,438	$4,734	$(27,358)	$12,140
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	—	18,608	3,588	748	—	22,944
Amortization of financing costs	—	2,035	—	—	—	2,035
Loss on sale or disposal of assets	—	54	—	1	—	55
Accretion of contract rights	—	—	301	—	—	301
Provision for bad debts	—	—	8,991	—	—	8,991
Reserve for obsolescence	—	270	—	—	—	270
Other asset impairment	—	3,129	—	—	—	3,129
Loss on early extinguishment of debt	—	2,523	202	—	—	2,725
Equity in income of subsidiaries	(12,140)	(15,218)	—	—	27,358	—
Stock-based compensation	—	8,849	27	—	—	8,876
Other non-cash items	—	(2)	(17)	—	—	(19)
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	(31,414)	141	594	—	(30,679)
Other changes in operating assets and liabilities	(47)	34,504	(20,047)	(20,647)	—	(6,237)
Net cash (used in) provided by operating activities	(47)	38,524	624	(14,570)	—	24,531
Cash flows from investing activities
Capital expenditures	—	(5,886)	(3,464)	(9,092)	—	(18,442)
Acquisitions, net of cash acquired	—	(11,845)	(1,056,155)	—	—	(1,068,000)
Proceeds from sale of fixed assets	—	421	—	—	—	421
Repayments under development agreements	—	—	276	—	—	276
Changes in restricted cash and cash equivalents	—	(102)	—	—	—	(102)
Intercompany investing activities	6,889	(1,085,709)	—	(1,425)	1,080,245	—
Net cash provided by (used in) investing activities	6,889	(1,103,121)	(1,059,343)	(10,517)	1,080,245	(1,085,847)
Cash flows from financing activities
Repayments of prior credit facility	—	(103,000)	—	—	—	(103,000)
Proceeds from securing credit facility	—	500,000	—	—	—	500,000
Proceeds from issuance of secured notes	—	350,000	—	—	—	350,000
Proceeds from issuance of unsecured notes	—	350,000	—	—	—	350,000
Debt issuance costs	—	(52,735)	—	—	—	(52,735)
Proceeds from exercise of stock options	5,338	—	—	—	—	5,338
Purchase of treasury stock	(12,180)	—	—	—	—	(12,180)
Intercompany financing activities	—	(12,098)	1,063,059	29,284	(1,080,245)	—
Net cash (used in) provided by financing activities	(6,842)	1,032,167	1,063,059	29,284	(1,080,245)	1,037,423
Effect of exchange rates on cash	—	—	—	(1,266)	—	(1,266)
Cash and cash equivalents
Net (decrease) increase for the period	—	(32,430)	4,340	2,931	—	(25,159)
Balance, beginning of the period	—	100,573	2,149	11,532	—	114,254
Balance, end of the period	$—	$68,143	$6,489	$14,463	$—	$89,095

21. SUBSEQUENT EVENTS

As of the date of the filing of our Annual Report on Form 10-K, we had not identified, and were not aware of, any material subsequent events that occurred for the year ended December 31, 2016.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the reporting period covered by this Form 10-K.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report on Form 10-K, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act  is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report of Internal Control over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2016, utilizing the criteria described in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm, BDO USA, LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in the firm’s attestation report, which is included within Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2016

There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Everi Holdings Inc. and subsidiaries

Las Vegas, Nevada

We have audited Everi Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Everi Holdings Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Everi Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Everi Holdings Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of loss and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2016 and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Las Vegas, Nevada

March 14, 2017

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information called for by this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC in connection with our 2017 annual meeting of stockholders (the “2017 Proxy Statement”), which is expected to be filed with the SEC within 120 days after the fiscal year ended December 31, 2016.

Item 11.  Executive Compensation.

The information called for by this Item 11 is incorporated herein by reference to the 2017 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item 12 is incorporated herein by reference to the 2017 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item 13 is incorporated herein by reference to the 2017 Proxy Statement.

Item 14.  Principal Accounting Fees and Services.

The information called for by this Item 11 is incorporated herein by reference to the 2017 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

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

4.1

Indenture governing 7.75% Senior Secured Notes due 2021, dated as of December 19, 2014, between Everi Payments Inc. (formerly known as Global Cash Access, Inc.) (“Everi Payments”), as issuer, and Deutsche Bank Trust Company Americas, as collateral agent and trustee(incorporated by reference to Exhibit 4.1 of Holdings’ Current Report on Form 8-K filed with the SEC on December 22, 2014).

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

4.3

Indenture governing 10.00% Senior Unsecured Notes Due 2022, dated as of December 19, 2014, between Everi Payments and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 to Holdings’ Current Report on Form 8-K filed with the SEC on December 22, 2014).

4.4

Supplemental Indenture, dated as of December 19, 2014, among Everi Payments, as issuer, Holdings, as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, related to the 10.00% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.4 to Holdings’ Current Report on Form 8-K filed with the SEC on December 22, 2014).

4.5

Second Supplemental Indenture, dated as of August 4, 2015, among Everi Payments, as issuer, Holdings, as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, related to the 10.00% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 10.5 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015).

4.6

Registration Rights Agreement, dated as of December 19, 2014, among Movie Escrow, Inc. (a former wholly owned subsidiary of Everi Payments) (and, by a joinder agreement, Everi Payments, Holdings, as a guarantor, and the subsidiary guarantors party thereto) and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers listed therein, related to the 10.00% Senior Unsecured Notes due 2022 (incorporated by reference to Exhibit 4.5 of Holdings’ Current Report on Form 8-K filed with the SEC on December 22, 2014).

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

10.3

Credit Agreement, dated as of December 19, 2014, among Everi Payments, Holdings, Bank of America, N.A. as administrative agent, collateral agent, swing line lender and letter of credit issuer; Deutsche Bank Securities Inc., as syndication agent; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.3 of Holdings’ Current Report on Form 8-K filed with the SEC on December 22, 2014).

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

10.6

Note Purchase Agreement, dated as of April 15, 2015, among Everi Payments, as issuer, Holdings, as parent, CPPIB Credit Investments III Inc., as purchaser, and Deutsche Bank Trust Company Americas, as collateral agent, related to the 7.25% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 10.1 to Holdings’ Current Report on Form 8-K filed with the SEC on April 15, 2015).

10.7

Security Agreement, dated as of April 15, 2015, among Everi Payments, as issuer, Holdings, as a guarantor, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as collateral agent, related to the 7.25% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 10.2 to Holdings’ Current Report on Form 8-K filed with the SEC on April 15, 2015).

10.8

Guaranty, dated as of April 15, 2015, among Holdings, as a guarantor, and the subsidiary guarantors party thereto in favor of Deutsche Bank Trust Company Americas, as collateral agent, related to the 7.25% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 10.3 to Holdings’ Current Report on Form 8-K filed with the SEC on April 15, 2015).

10.9

Patent Purchase and License Agreement, dated as of March 22, 2005, by and between Everi Payments and USA Payments (incorporated by reference to Exhibit 10.28 of Holdings’ Registration Statement on Form S-1 (Registration No. 333-123514) filed with the SEC on March 22, 2005).

+10.10

Agreement for Processing Services, dated as of August 20, 2013, by and between Columbus Data Services, LLC and Everi Payments (incorporated by reference to Exhibit 10.10 of Holdings’ Annual Report on Form 10-K filed with the SEC on March 16, 2016).

10.11

Contract Cash Solutions Agreement, dated as of November 12, 2010, between Everi Payments and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.11 of Holdings’ Annual Report on Form 10-K filed with the SEC on March 16, 2016).

10.12

Second Amendment to Contract Cash Solutions Agreement, dated as of June 4, 2012, between Everi Payments and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on June 7, 2012).

10.13

Third Amendment to Contract Cash Solutions Agreement, dated as of November 4, 2013, between Everi Payments and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Holdings’ Quarterly Report on Form 10-Q filed with the SEC on November 5, 2013).

10.14

Fourth Amendment to Contract Cash Solutions Agreement, dated as of January 29, 2015, between Everi Payments and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on July 1, 2015).

10.15

Fifth Amendment to Contract Cash Solutions Agreement, dated as of December 21, 2016, between Everi Payments and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on December 28, 2016).

+10.16

Sponsorship Agreement, dated February 11, 2011, between Everi Payments and American State Bank (incorporated by reference to Exhibit 10.54 of Holdings’ Annual Report on Form 10-K filed with the SEC on March 14, 2011).

†10.17	Holdings 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K of Everi Payments filed with the SEC on March 10, 2005).
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

†10.23	Holdings 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).
†10.24	Form of Stock Option Agreement under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).
†10.25

Form of Stock Option Award (Performance-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.26

Form of Stock Option Award (Performance-Based) (Double-Trigger Acceleration) for Executives under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.27

Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.28

Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Executives under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.29

Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Employees under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.30	Holdings 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Holdings’ Current Report on Form 8-K filed with the SEC on March 16, 2015).
†10.31	Amendment to the Holdings 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to Holdings’ Current Report on Form 8-K filed with the SEC on March 16, 2015).
†10.32	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).
†10.33

Form of Stock Option Award (Performance-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.34

Form of Stock Option Award (Performance-Based) (Double-Trigger Acceleration) for Executives under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.35

Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.36

Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Executives under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.37

Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Employees under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.38

Form of Indemnification Agreement between Holdings and each of its executive officers and directors (incorporated by reference to Exhibit 10.27 to Holdings’ Registration Statement on Form S-1 (Registration No. 333-123514) filed with the SEC on March 22, 2005).

†10.39	Employment Agreement with Ram V. Chary (effective January 27, 2014) (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on January 28, 2014).
†10.40

Amendment No.1 to Employment Agreement with Ram V. Chary (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.4 of Holdings’ Current Report on Form 8-K filed with the SEC on August 5, 2014).

†10.41	Form of Stock Option Agreement for Ram V. Chary (incorporated by reference to Exhibit 10.2 of Holdings’ Current Report on Form 8-K filed with the SEC on January 28, 2014).
†10.42	Form of Indemnification Agreement for Ram V. Chary (incorporated by reference to Exhibit 10.3of Holdings’ Current Report on Form 8-K filed with the SEC on January 28, 2014).
†10.43	Employment Agreement with Randy L. Taylor (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on August 5, 2014).
†10.44	Employment Agreement with Juliet A. Lim (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.34 of Holdings’ Annual Report on Form 10-K filed with the SEC on March 16, 2015).
*†10.45	First Amendment to Employment Agreement with Juliet A. Lim (effective as of January 3, 2017).
†10.46	Employment Agreement with David Lucchese (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.2 of Holdings’ Current Report on Form 8-K filed with the SEC on August 5, 2014).
*†10.47	First Amendment to Employment Agreement with David Lucchese (effective as of January 3, 2017).

†10.48	Employment Agreement with Edward A. Peters (effective January 15, 2015) (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on January 22, 2015).
†10.49	Employment Agreement with Michael Rumbolz (effective February 13, 2016) (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on March 2, 2016).
†10.50

First Amendment to Employment Agreement with Michael Rumbolz (effective as of May 10, 2016) (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.51

Notice of Grant of Stock Option with Michael Rumbolz, dated February 13, 2016 (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on February 16, 2016).

†10.52

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

*21.1	Subsidiaries of Holdings.
*23.1	Consent of BDO USA, LLP.
*23.2	Consent of Deloitte & Touche LLP.
*24.1	Power of Attorney (included on signature page).
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

+   Confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The confidential information has been omitted and filed separately with the SEC.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2017	EVERI HOLDINGS INC.

	By:	/s/ TODD A. VALLI
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL D. RUMBOLZ Michael D. Rumbolz	President and Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2017

/s/ RANDY L. TAYLOR Randy L. Taylor	Chief Financial Officer (Principal Financial Officer)	March 14, 2017

/s/ TODD A. VALLI Todd A. Valli	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2017

/s/ E. MILES KILBURN E. Miles Kilburn	Chairman of the Board and Director	March 14, 2017

/s/ GEOFFREY P. JUDGE Geoffrey P. Judge	Director	March 14, 2017

/s/ RONALD V. CONGEMI Ronald V. Congemi	Director	March 14, 2017

/s/ EILEEN F. RANEY Eileen F. Raney	Director	March 14, 2017

/s/ LINSTER W. FOX Linster W. Fox	Director	March 14, 2017