Form 10-Q
period 2017-03-31
Everi Holdings Inc.
filed 2017-05-09
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

(800) 833-7110

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2017, there were 66,097,275 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In thousands, except loss per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues
Games	$55,276	$48,178
Payments	182,261	157,591
Total revenues	237,537	205,769
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	12,444	8,436
Payments cost of revenue (exclusive of depreciation and amortization)	140,799	122,657
Operating expenses	28,993	30,005
Research and development	4,543	5,368
Depreciation	10,830	12,335
Amortization	17,325	23,183
Total costs and expenses	214,934	201,984
Operating income	22,603	3,785
Other expenses
Interest expense, net of interest income	25,057	24,992
Total other expenses	25,057	24,992
Loss before income tax	(2,454)	(21,207)
Income tax provision (benefit)	1,054	(8,056)
Net loss	(3,508)	(13,151)
Foreign currency translation	272	(485)
Comprehensive loss	$(3,236)	$(13,636)
Loss per share
Basic	$(0.05)	$(0.20)
Diluted	$(0.05)	$(0.20)
Weighted average common shares outstanding
Basic	66,090	66,034
Diluted	66,090	66,034

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	At March 31,	At December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$127,861	$119,051
Settlement receivables	42,443	128,821
Trade and other receivables, net of allowances for doubtful accounts of $4,999 million and $4,701 at March 31, 2017 and December 31, 2016, respectively	47,874	56,651
Inventory	22,386	19,068
Prepaid expenses and other assets	21,555	18,048
Total current assets	262,119	341,639
Non-current assets
Property, equipment and leased assets, net	97,303	98,439
Goodwill	640,551	640,546
Other intangible assets, net	309,450	317,997
Other receivables	3,453	2,020
Other assets	7,598	7,522
Total non-current assets	1,058,355	1,066,524
Total assets	$1,320,474	$1,408,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Settlement liabilities	$127,635	$239,123
Accounts payable and accrued expenses	120,348	94,391
Current portion of long-term debt	10,000	10,000
Total current liabilities	257,983	343,514
Non-current liabilities
Deferred tax liability	58,238	57,611
Long-term debt, less current portion	1,110,995	1,111,880
Other accrued expenses and liabilities	2,874	2,951
Total non-current liabilities	1,172,107	1,172,442
Total liabilities	1,430,090	1,515,956

Commitments and contingencies (Note 12)

Stockholders’ deficit
Common stock, $0.001 par value, 500,000 shares authorized and 90,965 and 90,952 shares issued at March 31, 2017 and December 31, 2016, respectively	91	91
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	266,175	264,755
Accumulated deficit	(197,806)	(194,299)
Accumulated other comprehensive loss	(1,838)	(2,109)
Treasury stock, at cost, 24,870 and 24,867 shares at March 31, 2017 and December 31, 2016, respectively	(176,238)	(176,231)
Total stockholders’ deficit	(109,616)	(107,793)
Total liabilities and stockholders’ deficit	$1,320,474	$1,408,163

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(3,508)	$(13,151)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	28,155	35,518
Amortization of financing costs	1,672	1,672
Loss on sale or disposal of assets	436	611
Accretion of contract rights	2,002	2,097
Provision for bad debts	2,817	2,444
Reserve for obsolescence	408	119
Stock-based compensation	1,412	1,061
Changes in operating assets and liabilities:
Settlement receivables	86,400	16,634
Trade and other receivables	4,423	5,711
Inventory	(3,739)	(497)
Prepaid and other assets	(3,409)	2,047
Deferred income taxes	626	(8,343)
Settlement liabilities	(111,498)	(29,603)
Accounts payable and accrued expenses	25,161	8,384

Net cash provided by operating activities	31,358	24,704

Cash flows from investing activities
Capital expenditures	(17,184)	(23,613)
Proceeds from sale of fixed assets	—	10
Placement fee agreements	(3,044)	(1,000)
Changes in restricted cash and cash equivalents	(125)	44

Net cash used in investing activities	(20,353)	(24,559)

Cash flows from financing activities
Repayments of credit facility	(2,500)	(2,500)
Debt issuance costs	—	(480)
Proceeds from exercise of stock options	5	—
Purchase of treasury stock	(7)	(9)

Net cash used in financing activities	(2,502)	(2,989)

Effect of exchange rates on cash	307	148

Cash and cash equivalents
Net increase (decrease) for the period	8,810	(2,696)
Balance, beginning of the period	119,051	102,030
Balance, end of the period	$127,861	$99,334

See notes to unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2017	2016
Supplemental cash disclosures
Cash paid for interest	$8,243	$8,846
Cash paid for income tax	$575	$273
Cash refunded for income tax	$200	$—

Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$2,789	$12,424
Transfer of leased gaming equipment to inventory	$2,301	$1,039

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

2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the full fiscal year. The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

There have been no changes to our basis of presentation and significant accounting policies since the most recent filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

	Level of		Outstanding
	Hierarchy	Fair Value	Balance
March 31, 2017
Term loan	1	$467,731	$463,100
Senior secured notes	3	$338,350	$335,000
Senior unsecured notes	1	$363,125	$350,000

December 31, 2016
Term loan	1	$451,632	$465,600
Senior secured notes	3	$324,950	$335,000
Senior unsecured notes	1	$350,000	$350,000

The senior secured notes were fair valued using a Level 3 input as there was no market activity or observable inputs as of March 31, 2017 and December 31, 2016. During the current period, the fair value of the senior secured notes was derived using the same rate as the term loan given that both were treated similarly.

Reclassification of Prior Year Balances

Reclassifications were made to the prior-period financial statements to conform to the current period presentation.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, which provides updated guidance on the goodwill impairment test and the method by which an entity recognizes an impairment charge. These amendments eliminate Step 2 from the current goodwill impairment process and require that an entity recognize an impairment charge equal to the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, a company should also take into consideration income tax effects from tax deductible goodwill on the carrying amount of a reporting unit when recording an impairment loss. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance will be applied using a prospective approach. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this guidance in the current period. As no indicators of impairment were identified for our goodwill during the three months ended March 31, 2017, this ASU did not impact our Condensed Consolidated Financial Statements and disclosures included within Notes to Unaudited Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We adopted this guidance in the current quarter on a prospective basis.  As of March 31, 2017, the adoption of ASU No. 2016-09 has not impacted our Condensed Consolidated Financial Statements. With respect to forfeitures, the Company will continue to estimate the number of awards expected to be forfeited in accordance with our existing accounting policy. In addition, our Condensed Consolidated Statements of Cash Flows present excess tax benefits as operating activities in the current period, as the prior period was not adjusted.

In July 2015, the FASB issued ASU No. 2015-11, which provides guidance on the measurement of inventory value. The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments do not apply to inventory that is measured using LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. The pronouncement is effective for annual periods beginning after December

15, 2016, and interim periods within those fiscal years, and early adoption is permitted. We adopted this guidance in the current period. This ASU did not have a material impact on our Condensed Consolidated Financial Statements and disclosures included within the Notes to Unaudited Condensed Consolidated Financial Statements.

Recent Accounting Guidance Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-01, which clarifies the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.   The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance will be applied using a prospective approach as of the beginning of the first period of adoption. Early adoption is permitted for acquisitions, or disposals that occur before the issuance date or effectiveness date of the amendments when the transaction has not been reported in financial statements that have been issued or made available for issuance. We are currently evaluating the impact of adopting this guidance on our Condensed Consolidated Financial Statements and disclosures included within Notes to Unaudited Condensed Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance will be applied using a retrospective approach to each period presented. Early adoption is permitted and adoption in an interim period should reflect adjustments as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of adopting this guidance on our Condensed Consolidated Financial Statements and disclosures included within Notes to Unaudited Condensed Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, which provides updated guidance on the recognition of the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs, and this eliminates the exception for an intra-entity transfer of such assets. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance will be applied using a modified retrospective approach through a cumulative-effective adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted during the first interim period of the year this guidance is adopted. We are currently evaluating the impact of adopting this guidance on our Condensed Consolidated Financial Statements and disclosures included within Notes to Unaudited Condensed Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which provides updated guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance will be applied using a retrospective approach. If it is impracticable to apply the amendments retrospectively for some of the issues within this ASU, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted including adoption in an interim period. We are currently evaluating the impact of adopting this guidance on our Condensed Consolidated Financial Statements and disclosures included within Notes to Unaudited Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, which provides updated guidance on credit losses for financial assets measured at amortized cost basis and available-for sale debt securities. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance will be applied using a modified retrospective approach for the cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective and using a prospective approach for debt securities for which any other-than-temporary impairment had been recognized before the effective date. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting this guidance on our Condensed Consolidated Financial Statements and disclosures included within Notes to Unaudited Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which provides guidance on the accounting treatment of leases.  The ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are currently assessing the impact of this ASU on our Condensed Consolidated Financial Statements, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our Condensed Consolidated Balance Sheets, which will result in the recording of right of use assets and lease obligations and are currently discussed in “Note 12 — Commitments and Contingencies.”

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

We will likely adopt this guidance using the retrospective method beginning in the first quarter of 2018. We performed an initial review of the requirements of the standard and are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance that may impact us. We are currently completing detailed contract reviews to determine necessary adjustments to existing accounting policies and procedures and to support an evaluation of the standard’s impact on our Condensed Consolidated Financial Statements and disclosures included within Notes to Condensed Consolidated Financial Statements. Based on reviews performed, we do not expect our Payments revenues to be materially impacted by the implementation of this guidance. We are still evaluating our Games revenues and equipment and systems revenues to determine the extent, if any, of changes to the timing and amount of revenue recorded in each reporting period. Additionally, the new guidance will require enhanced disclosures and updates to our revenue recognition policies to identify performance obligations to customers and will also require significant judgment in both measurement and recognition. We may identify other impacts from the implementation of this guidance as we continue our assessment.

3. BUSINESS COMBINATIONS

We account for business combinations in accordance with ASC 805, which requires that the identifiable assets acquired and liabilities assumed be recorded at their estimated fair values on the acquisition date separately from goodwill, which is the excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities. We include the results of operations of an acquired business as of the acquisition date. We had no material acquisitions for the three months ended March 31, 2017 and 2016.

4. FUNDING AGREEMENTS

Contract Cash Solutions Agreement

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Condensed Consolidated Statements of Loss and Comprehensive Loss, were $1.1 million and $0.8 million for the three months ended March 31, 2017 and 2016. We are exposed to interest rate risk to the extent that the applicable London Interbank Offered Rate (“LIBOR”) increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Condensed Consolidated Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $270.8 million and $285.4 million as of March 31, 2017 and December 31, 2016, respectively.

The Contract Cash Solutions Agreement, as amended, provides us with cash in the maximum amount of $425.0 million during the term of the agreement, which expires on June 30, 2019.

We are responsible for any losses of cash in the ATMs under this agreement, and we self‑insure for this risk. We incurred no material losses related to this self‑insurance for the three months ended March 31, 2017 and 2016.

Site-Funded ATMs

We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability included within settlement liabilities in the accompanying Condensed Consolidated Balance Sheets was $87.3 million and $151.0 million as of March 31, 2017 and December 31, 2016, respectively.

Prefunded Cash Access Agreements

Due to certain regulatory requirements, some international gaming establishments require prefunding of cash to cover all outstanding settlement amounts in order for us to provide cash access services to their properties. We enter into agreements with these operators for which we supply our cash access services for their properties. Under these agreements, we maintain sole discretion to either continue or cease operations as well as discretion over the amounts prefunded to the properties and may request amounts to be refunded to us, with appropriate notice to the operator, at any time. The initial prefunded amounts and subsequent amounts from the settlement of transactions are deposited into a bank account that is to be used exclusively for cash access services and we maintain the right to monitor all transaction activity in that account. The total amount of prefunded cash outstanding was approximately $9.8 million and $8.5 million at March 31, 2017 and December 31, 2016, respectively, and is included in prepaid expenses and other assets on our Condensed Consolidated Balance Sheets.

5. TRADE AND OTHER RECEIVABLES

Trade and loans receivables represent short-term credit granted to customers as well as long-term loans receivable on our games, fully integrated kiosks and compliance products.  Trade and loans receivables generally do not require collateral.  The balance of trade and loans receivables consists of outstanding balances owed to us by gaming establishments and casino patrons. Other receivables include income taxes receivables and other miscellaneous receivables. The balance of trade and other receivables consisted of the following (in thousands):

	At March 31,	At December 31,
	2017	2016
Trade and other receivables, net
Games trade and loans receivables	$38,118	$44,410
Payments trade and loans receivables	12,180	12,337
Other receivables	1,029	1,924
Total trade and other receivables, net	$51,327	$58,671
Less: non-current portion of receivables	3,453	2,020
Total trade and other receivables, current portion	$47,874	$56,651

At least quarterly, we evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the expected losses on our receivables. The allowance for doubtful accounts for trade receivables includes reserves for both Games and Payments receivables. The provision for doubtful accounts is generally included within operating expenses in the Condensed Consolidated Statements of Loss and Comprehensive Loss. We also have a provision for doubtful accounts specifically associated with our outstanding check warranty receivables, which is included within Payments cost of revenues (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Loss and Comprehensive Loss. The outstanding balances of the check warranty and general reserves were $2.7 million and $2.3 million, respectively, as of March 31, 2017 and $2.7 million and $2.0 million, respectively, as of December 31, 2016.

6. PREPAID AND OTHER ASSETS

Prepaid and other assets include the balance of prepaid expenses, deposits, debt issuance costs on our Revolving Credit Facility (defined herein), restricted cash and other assets. The current portion of these assets is included in prepaid and other assets and the non-current portion is included in other assets, both of which are contained within the Condensed Consolidated Balance Sheets.

The balance of the current portion of prepaid and other assets consisted of the following (in thousands):

	At March 31,	At December 31,
	2017	2016
Prepaid expenses and other assets
Deposits	$10,259	$8,622
Prepaid expenses	7,613	5,937
Other	3,683	3,489
Total prepaid expenses and other assets	$21,555	$18,048

The balance of the non-current portion of other assets consisted of the following (in thousands):

	At March 31,	At December 31,
	2017	2016
Other assets
Prepaid expenses and deposits	$3,485	$3,399
Debt issuance costs of revolving credit	632	689
Other	3,481	3,434
Total other assets	$7,598	$7,522

7. INVENTORY

Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight. The inventory is stated at the lower of cost or market and accounted for using the FIFO method.

Inventory consisted of the following (in thousands):

	At March 31,	At December 31,
	2017	2016
Inventory
Raw materials and component parts, net of reserves of $1,651 and $2,155 at March 31, 2017 and December 31, 2016, respectively	$14,243	$12,570
Work-in-progress	2,769	1,502
Finished goods	5,374	4,996
Total inventory	$22,386	$19,068

8. PROPERTY, EQUIPMENT AND LEASED ASSETS

Property, equipment and leased assets consist of the following (in thousands):

				At March 31, 2017			At December 31, 2016
	Useful Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Property, equipment and leased assets
Rental pool - deployed	2	-	4	$130,097	$63,582	$66,515	$123,812	$59,188	$64,624
Rental pool - undeployed	2	-	4	13,750	7,058	6,692	13,456	5,721	7,735
ATM equipment		5		16,372	11,671	4,701	16,537	11,189	5,348
Leasehold and building improvements	Lease Term			9,919	4,022	5,897	10,023	3,698	6,325
Cash advance equipment		3		8,127	4,448	3,679	8,590	4,499	4,091
Machinery, office and other equipment	2	-	5	30,989	21,170	9,819	30,424	20,108	10,316
Total				$209,254	$111,951	$97,303	$202,842	$104,403	$98,439

Depreciation expense related to other property, equipment and leased assets totaled approximately $10.8 million for the three months ended March 31, 2017 and $12.3 million for the three months ended March 31, 2016.  There was no material impairment of our property, equipment and leased assets for the three months ended March 31, 2017 and 2016, respectively.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was $640.6 million and $640.5 million at March 31, 2017 and December 31, 2016, respectively.

In accordance with ASC 350, we test goodwill at the reporting unit level, which are identified as operating segments or one level below, for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative Step 0 assessment based on reviewing relevant events and circumstances; or a quantitative Step 1 assessment, which determines the fair value of the reporting unit, using an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, we will use the Step 1 assessment to determine the impairment in accordance with the adoption of ASU No 2017-04.

No impairment was identified for our goodwill for the three months ended March 31, 2017 and 2016.

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

				At March 31, 2017			At December 31, 2016
	Useful Life				Accumulated	Net Book		Accumulated	Net Book
	(years)			Cost	Amortization	Value	Cost	Amortization	Value
Other intangible assets
Contract rights under placement fee agreements	1	-	7	$20,334	$7,831	$12,503	$17,742	$6,281	$11,461
Customer contracts	7	-	14	50,975	41,427	9,548	50,975	40,419	10,556
Customer relationships	8	-	12	231,100	47,929	183,171	231,100	42,688	188,412
Developed technology and software	1	-	6	228,392	134,597	93,795	224,265	126,721	97,544
Patents, trademarks and other	1	-	17	29,242	18,809	10,433	27,771	17,747	10,024
Total				$560,043	$250,593	$309,450	$551,853	$233,856	$317,997

Amortization expense related to other intangible assets was approximately $17.3 million and $23.2 million for the three months ended March 31, 2017 and 2016, respectively.

We evaluate our other intangible assets for potential impairment in connection with our quarterly review process. There was no material impairment identified for any of our other intangible assets for the three months ended March 31, 2017 and 2016.

We enter into placement fee agreements to provide financing for new gaming facilities or for the expansion or improvement of existing facilities. The funding under placement fee agreements is not reimbursed. In return for the fees under these agreements, each facility dedicates a percentage of its floor space, or an agreed upon unit count, for the placement of our electronic gaming machines (“EGMs”) over the term of the agreement, generally 12 to 83 months, and we receive a fixed percentage or flat fee of those machines’ hold per day. Certain of the agreements contain EGM performance standards that could allow the respective facility to reduce a portion of our guaranteed floor space.

Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the facility. In the past we have, and in the future, we may, by mutual agreement, amend these agreements to reduce our floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset for that particular placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.  We paid approximately $3.0 million and $1.0 million to extend the term of placement fee agreements with a customer for certain of its locations for the three months ended March 31, 2017 and 2016, respectively.

10.ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents our accounts payable and accrued expenses (in thousands):

	At March 31,	At December 31,
	2017	2016
Accounts payable and accrued expenses
Trade accounts payable	$66,895	$55,352
Accrued interest	15,175	82
Payroll and related expenses	11,093	12,305
Deferred and unearned revenues	10,766	9,222
Cash access processing and related expenses	4,889	7,001
Accrued taxes	2,442	2,587
Other	9,088	7,842
Total accounts payable and accrued expenses	$120,348	$94,391

11. LONG-TERM DEBT

The following table summarizes our outstanding indebtedness (in thousands):

	At March 31,	At December 31,
	2017	2016
Long-term debt
Senior secured term loan	$463,100	$465,600
Senior secured notes	335,000	335,000
Senior unsecured notes	350,000	350,000
Total debt	1,148,100	1,150,600
Less: debt issuance costs and discount	(27,105)	(28,720)
Total debt after debt issuance costs and discount	1,120,995	1,121,880
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion	$1,110,995	$1,111,880

Credit Facilities

In December 2014, Everi Payments, as borrower, and Holdings entered into a credit agreement with Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer; Deutsche Bank Securities Inc., as syndication agent; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers (the “Credit Agreement”). The Credit Agreement consists of the $500.0 million, six-year senior secured term loan facility that matures in 2020 (the “Term Loan”) and the $50.0 million, five-year senior secured revolving credit facility that matures in 2019 (the “Revolving Credit Facility,” and together with the Term Loan, the “Credit Facilities”). The fees associated with the Credit Facilities included discounts of approximately $7.5 million and debt issuance costs of approximately $13.9 million. All borrowings under the Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default and compliance with representations and warranties.

We are required to repay the Term Loan in an amount equal to 0.50% per quarter of the initial aggregate principal with the final principal repayment installment on the maturity date.  Interest is due in arrears each March, June, September and December and at the maturity date. However, interest may be remitted within one to three months of such dates.

The Term Loan had an applicable weighted average interest rate of 6.28%  and 6.25% for the period ended March 31, 2017 and December 31, 2016.

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

The Credit Agreement contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness; sell assets or consolidate or merge with or into other companies; pay dividends or repurchase or redeem capital stock; make certain investments; issue capital stock of subsidiaries; incur liens; prepay, redeem or repurchase subordinated debt; and enter into certain types of transactions with our affiliates. The Credit Agreement also requires Holdings, together with its subsidiaries, to comply with a maximum consolidated secured leverage ratio as well as an annual excess cash flow requirement. At March 31, 2017, our consolidated secured leverage ratio was 3.66, with a maximum allowable ratio of 4.25. Our consolidated secured maximum leverage ratio will be 4.00,  3.75 and 3.50 as of December 31, 2017, 2018 and 2019 and thereafter, respectively.

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

At March 31, 2017, we had approximately $463.1 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Credit Facility. We had $50.0 million of additional borrowing availability under the Revolving Credit Facility as of March 31, 2017. The weighted average interest rate on the Credit Facilities was approximately 6.28% for the three months ended March 31, 2017.

We were in compliance with the terms of the Credit Facilities as of March 31, 2017 and December 31, 2016.

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

Senior Secured Notes and Refinance of Senior Secured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 7.75% Secured Notes due 2021 (the “Secured Notes”). The fees associated with the Secured Notes included debt issuance costs of approximately $13.6 million. The Secured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement. Under the terms of the purchase agreement, during a one-year period following the closing and upon prior notice from the initial purchasers, the Company was required to use commercially reasonable efforts to aid the purchasers in the resale of the Secured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein. Alternatively, we had the ability to redeem the Secured Notes from the initial purchasers without penalty. On April 15, 2015, the Company entered into a note purchase agreement with Everi Payments, CPPIB Credit Investments III Inc. (the “Purchaser”), and Deutsche Bank Trust Company Americas, as collateral agent (the “Note Purchase Agreement”), and issued $335.0 million in aggregate principal amount of 7.25% Senior Secured Notes due 2021 (the “Refinanced Secured Notes”) to the Purchaser in a private offering. With the proceeds from the issuance of the Refinanced Secured Notes, we redeemed, in full, the Company’s then outstanding Secured Notes from the initial purchasers in accordance with the terms of the indenture governing the Secured Notes. In connection with the issuance of the Refinanced Secured Notes during the second quarter of 2015, we expensed $13.0 million of related debt issuance costs and fees to loss on extinguishment of debt associated with the redeemed Secured Notes that were outstanding prior to the refinance transaction.

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

We were in compliance with the terms of the Refinanced Secured Notes as of March 31, 2017 and December 31, 2016.

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

We were in compliance with the terms of the Unsecured Notes as of March 31, 2017 and December 31, 2016.

12.COMMITMENTS AND CONTINGENCIES

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

13. SHAREHOLDERS’ EQUITY

Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of March 31, 2017 and December 31, 2016, we had no shares of preferred stock outstanding.

Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of March 31, 2017 and December 31, 2016, we had 90,965,482 and 90,952,185 shares of common stock issued, respectively.

Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 2,574 shares of common stock for the three months ended March 31, 2017 at an aggregate purchase price of $7,475 and 2,588 shares of common stock for the three months ended March 31, 2016 at an aggregate purchase price of $8,933, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.

14.WEIGHTED AVERAGE COMMON SHARES

The weighted average number of shares of common stock outstanding used in the computation of basic and diluted loss per share is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted average shares
Weighted average number of common shares outstanding - basic	66,090	66,034
Potential dilution from equity grants(1)	—	—
Weighted average number of common shares outstanding - diluted	66,090	66,034

(1)

The Company was in a net loss position for the three months ended March 31, 2017 and 2016. Therefore, no potential dilution from the application of the treasury stock method was applicable. Equity awards to purchase approximately 15.7 million shares of common stock for the three months ended March 31, 2017 and 8.4 million shares of common stock for the three months ended March 31, 2016 were excluded from the computation of diluted net loss per share as this effect would have been antidilutive.

15.SHARE-BASED COMPENSATION

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

Generally, we grant the following award types: (a) time-based options, (b) market-based options and (c) restricted stock. These awards have varying vesting provisions and expiration periods. For the three months ended March 31, 2017, we granted time- and market-based options.

Our time-based stock options granted under our equity plans generally vest at a rate of 25% per year on each of the first four anniversaries of the option grant dates. These options expire after a ten-year period.

Our market-based options granted in 2017 vest at a rate of 25% per year on each of the first four anniversaries of the grant date, provided that as of the vesting date for each vesting tranche, the closing price of the Company’s shares on the New York Stock Exchange is at least a specified price hurdle, defined as a 25% premium to the closing stock price on the grant date. If the price hurdle is not met as of the vesting date for a vesting tranche, then the vested tranche shall vest and become vested shares on the last day of a period of 30 consecutive trading days during which the closing price is at least the price hurdle. These options expire after a ten-year period.

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

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock
	Granted	Granted
Outstanding, December 31, 2016	18,233	80
Additional authorized shares	—	—
Granted	4,003	—
Exercised options or vested shares	(4)	(9)
Cancelled or forfeited	(71)	—
Outstanding, March 31, 2017	22,161	71

The maximum number of shares available for future equity awards, both under the 2014 Plan and 2012 Plan, is approximately 1.0 million shares of our common stock. There are no shares available for future equity awards under the 2005 Plan.

Stock Options

The fair value of our standard time-based options in connection with our annual grant that occurred during the first quarter of 2017 was determined as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three months ended
March 31,
2017
Risk-free interest rate	2%
Expected life of options (in years)	6
Expected volatility	54%
Expected dividend yield	—%

For the three months ended March 31, 2016, certain executive and director grants were valued under the Black-Scholes option pricing model that utilized different assumptions from those used for our standard time-based options. For the time-based options granted on February 25, 2016, the assumptions were: (a) risk-free interest rate of 1%; (b) expected term of five years; (c) expected volatility of 49%; and (d) no expected dividend yield. For the time-based options granted on February 13, 2016, the assumptions were: (a) risk-free interest rate of 1%; (b) expected term of six years; (c) expected volatility of 49%; and (d) no expected dividend yield.

The fair value of our market-based options in connection with the annual grant that occurred during the first quarter of 2017 was determined as of the date of grant using a lattice-based option valuation model with the following assumptions:

Three months ended
March 31,
2017
Risk-free interest rate	3%
Measurement period (in years)	10
Expected volatility	70%
Expected dividend yield	—%

For the three months ended March 31, 2016, there were no market-based options granted.

The following tables present the options activity:

			Weighted
	Number of	Weighted Average	Average Life	Aggregate
	Common Shares	Exercise Price	Remaining	Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Outstanding, December 31, 2016	18,233	$6.02	6.4	$2,387
Granted	4,003	3.29
Exercised	(4)	2.20
Canceled or forfeited	(71)	5.56
Outstanding, March 31, 2017	22,161	$5.53	6.9	$20,511
Vested and expected to vest, March 31, 2017	19,149	$5.68	6.7	$16,465
Exercisable, March 31, 2017	9,573	$7.12	4.6	$2,186

There were 4.0 million and 0.6 million options granted for the three months ended March 31, 2017 and 2016, respectively. The weighted average grant date fair value per share of options granted was $1.81 and $1.28 for the three months ended March 31, 2017 and 2016, respectively. The total intrinsic value of options exercised was $6,132 for the three months ended March 31, 2017. No options were exercised during the three months ended March 31, 2016.

There was $15.3 million in unrecognized compensation expense related to options expected to vest as of March 31, 2017. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.5 years. We recorded $1.3 million in non-cash compensation expense related to options granted that were expected to vest for the three months ended March 31, 2017. We received $8,554 in cash from the exercise of options for the three months ended March 31, 2017.

There was $15.0 million in unrecognized compensation expense related to options expected to vest as of March 31, 2016. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.5 years. We recorded $1.0 million in non-cash compensation expense related to options granted that were expected to vest as of March 31, 2016. There were no proceeds received from the exercise of options as no exercises occurred during the period.

Restricted Stock

The following is a summary of non-vested share awards for our time-based restricted stock:

		Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
	(in thousands)	(per share)
Outstanding, December 31, 2016	80	$7.12
Granted	—	—
Vested	(9)	7.09
Forfeited	—	—
Outstanding, March 31, 2017	71	$7.12

There were no shares of restricted stock granted for the three months ended March 31, 2017 and 2016. The total fair value of restricted stock vested was $45,050 and $24,267 for the three months ended March 31, 2017 and 2016, respectively.

There was $0.8 million in unrecognized compensation expense related to shares of time based restricted stock expected to vest as of March 31, 2017. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.6 years. There were 9,405 shares of restricted stock that vested and we recorded $0.1 million in non-cash compensation expense related to the restricted stock granted that was expected to vest during the three months ended March 31, 2017.

There was $1.7 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest as of March 31, 2016. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.2 years. There were 10,600 shares of time-based restricted shares vested and we recorded $0.1 million in non-cash compensation expense related to the restricted stock granted that was expected to vest for the three months ended March 31, 2016.

16.INCOME TAXES

The income tax provision reflected an effective income tax rate of negative 43.0% for the three months ended March 31, 2017, which was less than the statutory federal rate of 35.0% primarily due to an increase in our valuation allowance for deferred tax assets, partially offset by the lower foreign tax rate applicable to our foreign source income, state taxes and the benefit from a research credit. The income tax provision reflected an effective income tax rate of 38.0% for the same period in the prior year, which was higher than the statutory federal rate of 35.0% primarily due to state taxes, the lower foreign tax rate applicable to our foreign source income and the benefit from a research credit, which was partially offset by non-statutory stock options that expired during 2016.

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of March 31, 2017, the Company recorded $0.8 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. The Company has not accrued any penalties and interest for its unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate any other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Condensed Consolidated Statements of Loss and Comprehensive Loss.

17.SEGMENT INFORMATION

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

Our operating segments are managed and reviewed separately, as each represents products that can be sold separately to our customers.

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

Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

The following tables present segment information (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Revenues
Games	$55,276	$48,178
Payments	182,261	157,591
Total revenues	$237,537	$205,769

Operating income (loss)
Games	$4,792	$(3,245)
Payments	17,811	7,030
Total operating income	$22,603	$3,785

	At March 31, 2017	At December 31, 2016
Total assets
Games	$886,014	$894,213
Payments	434,460	513,950
Total assets	$1,320,474	$1,408,163

Major Customers. For the three months ended March 31, 2017 and 2016, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 27% and 32% for the three months ended March 31, 2017 and 2016, respectively.

18.CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Presented below is condensed consolidating financial information for (a) Parent, (b) Subsidiary Issuer, (c) the Guarantor Subsidiaries and (d) our U.S. subsidiaries that are not Guarantor Subsidiaries and our foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016. The condensed consolidating financial information has been presented to show the nature of assets held and the results of operations and cash flows of Parent, Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming that the guarantee structure of the Unsecured Notes had been in effect at the beginning of the periods presented.

	Three Months Ended March 31, 2017
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues
Games	$—	$—	$55,518	$440	$(682)	$55,276
Payments	—	166,673	7,688	8,050	(150)	182,261
Total revenues	—	166,673	63,206	8,490	(832)	237,537
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	12,919	207	(682)	12,444
Payments cost of revenue (exclusive of depreciation and amortization)	—	133,100	2,181	5,518	—	140,799
Operating expenses	—	17,543	11,058	542	(150)	28,993
Research and development	—	—	4,538	5	—	4,543
Depreciation	—	1,763	8,951	116	—	10,830
Amortization	—	2,880	13,962	483	—	17,325
Total costs and expenses	—	155,286	53,609	6,871	(832)	214,934
Operating income	—	11,387	9,597	1,619	—	22,603
Other expenses (income)
Interest expense, net of interest income	—	1,996	22,896	165	—	25,057
Equity in loss (income) of subsidiaries	3,508	(4,181)	(103)	—	776	—
Total other expenses (income)	3,508	(2,185)	22,793	165	776	25,057
(Loss) income before income tax	(3,508)	13,572	(13,196)	1,454	(776)	(2,454)
Income tax provision (benefit)	—	(1,060)	1,730	384	—	1,054
Net (loss) income	(3,508)	14,632	(14,926)	1,070	(776)	(3,508)
Foreign currency translation	272	—	—	272	(272)	272
Comprehensive (loss) income	$(3,236)	$14,632	$(14,926)	$1,342	$(1,048)	$(3,236)

	Three Months Ended March 31, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues
Games	$—	$—	$48,178	$—	$—	$48,178
Payments	—	146,386	7,418	4,158	(371)	157,591
Total revenues	—	146,386	55,596	4,158	(371)	205,769
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	8,436	—	—	8,436
Payments cost of revenue (exclusive of depreciation and amortization)	—	118,064	2,342	2,251	—	122,657
Operating expenses	—	20,925	8,974	477	(371)	30,005
Research and development	—	—	5,368	—	—	5,368
Depreciation	—	2,519	9,786	30	—	12,335
Amortization	—	3,100	19,503	580	—	23,183
Total costs and expenses	—	144,608	54,409	3,338	(371)	201,984
Operating income	—	1,778	1,187	820	—	3,785
Other expense (income)
Interest expense, net of interest income	—	1,933	22,998	61	—	24,992
Equity in loss (income) of subsidiaries	13,151	(3,294)	—	—	(9,857)	—
Total other expense (income)	13,151	(1,361)	22,998	61	(9,857)	24,992
(Loss) income before income tax	(13,151)	3,139	(21,811)	759	9,857	(21,207)
Income tax provision (benefit)	—	113	(8,422)	253	—	(8,056)
Net (loss) income	(13,151)	3,026	(13,389)	506	9,857	(13,151)
Foreign currency translation	(485)	—	—	(485)	485	(485)
Comprehensive (loss) income	$(13,636)	$3,026	$(13,389)	$21	$10,342	$(13,636)

	At March 31, 2017
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$101,319	$8,597	$17,945	$—	$127,861
Settlement receivables	—	38,271	—	4,172	—	42,443
Trade and other receivables, net	—	7,971	37,198	2,705	—	47,874
Inventory	—	6,257	16,129	—	—	22,386
Prepaid expenses and other assets	—	5,800	5,023	10,732	—	21,555
Intercompany balances	—	112,547	196,137	1,452	(310,136)	—
Total current assets	—	272,165	263,084	37,006	(310,136)	262,119
Non-current assets
Property, equipment and leased assets, net	—	13,674	82,410	1,219	—	97,303
Goodwill	—	151,417	488,512	622	—	640,551
Other intangible assets, net	—	21,829	283,359	4,262	—	309,450
Other receivables	—	1,626	1,827	—	—	3,453
Investment in subsidiaries	(109,582)	176,399	990	86	(67,893)	—
Deferred tax asset	—	36,933	—	—	(36,933)	—
Other assets	—	5,097	2,237	264	—	7,598
Intercompany balances	—	1,144,846	—	—	(1,144,846)	—
Total non-current assets	(109,582)	1,551,821	859,335	6,453	(1,249,672)	1,058,355
Total assets	$(109,582)	$1,823,986	$1,122,419	$43,459	$(1,559,808)	$1,320,474
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EARNINGS
Current liabilities
Settlement liabilities	$—	$120,415	$105	$7,115	$—	$127,635
Accounts payable and accrued expenses	—	85,324	31,749	3,275	—	120,348
Current portion of long-term debt	—	10,000	—	—	—	10,000
Intercompany balances	—	194,086	107,257	8,793	(310,136)	—
Total current liabilities	—	409,825	139,111	19,183	(310,136)	257,983
Non-current liabilities
Deferred tax liability	—	—	95,171	—	(36,933)	58,238
Long-term debt, less current portion	—	1,110,995	—	—	—	1,110,995
Other accrued expenses and liabilities	—	2,524	350	—	—	2,874
Intercompany balances	—	—	1,144,846	—	(1,144,846)	—
Total non-current liabilities	—	1,113,519	1,240,367	—	(1,181,779)	1,172,107
Total liabilities	—	1,523,344	1,379,478	19,183	(1,491,915)	1,430,090
Stockholders’ (deficit) equity
Common stock	91	—	—	—	—	91
Additional paid-in capital	266,175	86,498	5,728	21,103	(113,329)	266,175
(Accumulated deficit) retained earnings	(197,806)	215,948	(262,186)	5,832	40,406	(197,806)
Accumulated other comprehensive loss	(1,804)	(1,804)	(601)	(2,659)	5,030	(1,838)
Treasury stock, at cost	(176,238)	—	—	—	—	(176,238)
Total stockholders’ (deficit) equity	(109,582)	300,642	(257,059)	24,276	(67,893)	(109,616)
Total liabilities and stockholders’ (deficit) equity	$(109,582)	$1,823,986	$1,122,419	$43,459	$(1,559,808)	$1,320,474

	At December 31, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$88,648	$9,103	$21,300	$—	$119,051
Settlement receivables	—	122,222	—	6,599	—	128,821
Trade and other receivables, net	—	9,001	41,743	5,907	—	56,651
Inventory	—	6,009	13,059	—	—	19,068
Prepaid expenses and other assets	—	5,359	3,807	8,882	—	18,048
Intercompany balances	—	106,729	188,028	1,461	(296,218)	—
Total current assets	—	337,968	255,740	44,149	(296,218)	341,639
Non-current assets
Property, equipment and leased assets, net	—	15,144	81,993	1,302	—	98,439
Goodwill	—	151,417	488,512	617	—	640,546
Other intangible assets, net	—	23,901	289,338	4,758	—	317,997
Other receivables	—	2,019	—	1	—	2,020
Investment in subsidiaries	(107,751)	171,979	1,293	86	(65,607)	—
Deferred tax asset	—	37,578	—	—	(37,578)	—
Other assets	—	4,940	2,286	296	—	7,522
Intercompany balances	—	1,143,115	7,851	—	(1,150,966)	—
Total non-current assets	(107,751)	1,550,093	871,273	7,060	(1,254,151)	1,066,524
Total assets	$(107,751)	$1,888,061	$1,127,013	$51,209	$(1,550,369)	$1,408,163
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Settlement liabilities	$—	$225,170	$268	$13,685	$—	$239,123
Accounts payable and accrued expenses	—	64,192	28,970	1,229	—	94,391
Current portion of long-term debt	—	10,000	—	—	—	10,000
Intercompany balances	—	189,488	101,387	5,343	(296,218)	—
Total current liabilities	—	488,850	130,625	20,257	(296,218)	343,514
Non-current liabilities
Deferred tax liability	—	—	95,189	—	(37,578)	57,611
Long-term debt, less current portion	—	1,111,880	—	—	—	1,111,880
Other accrued expenses and liabilities	—	2,583	368	—	—	2,951
Intercompany balances	—	—	1,143,116	7,850	(1,150,966)	—
Total non-current liabilities	—	1,114,463	1,238,673	7,850	(1,188,544)	1,172,442
Total liabilities	—	1,603,313	1,369,298	28,107	(1,484,762)	1,515,956
Stockholders’ deficit
Common stock	91	—	—	—	—	91
Additional paid-in capital	264,755	85,499	5,314	21,093	(111,906)	264,755
(Accumulated deficit) retained earnings	(194,299)	201,316	(247,273)	5,168	40,789	(194,299)
Accumulated other comprehensive loss	(2,067)	(2,067)	(326)	(3,159)	5,510	(2,109)
Treasury stock, at cost	(176,231)	—	—	—	—	(176,231)
Total stockholders’ (deficit) equity	(107,751)	284,748	(242,285)	23,102	(65,607)	(107,793)
Total liabilities and stockholders’ (deficit) equity	$(107,751)	$1,888,061	$1,127,013	$51,209	$(1,550,369)	$1,408,163

	Three Months Ended March 31, 2017
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net loss	$(3,508)	$14,632	$(14,926)	$1,070	$(776)	$(3,508)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	—	4,643	22,913	599	—	28,155
Amortization of financing costs	—	1,672	—	—	—	1,672
Loss on sale or disposal of assets	—	27	409	—	—	436
Accretion of contract rights	—	—	2,002	—	—	2,002
Provision for bad debts	—	27	2,790	—	—	2,817
Reserve for obsolescence	—	140	268	—	—	408
Equity in loss (income) of subsidiaries	3,508	(4,181)	(103)	—	776	—
Stock-based compensation	—	998	414	—	—	1,412
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	(20,802)	(164)	(4,132)	—	(25,098)
Other changes in operating assets and liabilities	4	19,002	4,878	(822)	—	23,062
Net cash provided by (used in) operating activities	4	16,158	18,481	(3,285)	—	31,358
Cash flows from investing activities
Capital expenditures	—	(1,227)	(15,938)	(19)	—	(17,184)
Placement fee agreements	—	—	(3,044)	—	—	(3,044)
Changes in restricted cash and cash equivalents	—	25	(150)	—	—	(125)
Intercompany investing activities	(2)	179	145	(26)	(296)	—
Net cash used in investing activities	(2)	(1,023)	(18,987)	(45)	(296)	(20,353)
Cash flows from financing activities
Repayments of credit facility	—	(2,500)	—	—	—	(2,500)
Proceeds from exercise of stock options	5	—	—	—	—	5
Purchase of treasury stock	(7)	—	—	—	—	(7)
Intercompany financing activities	—	36	—	(332)	296	—
Net cash provided by (used in) financing activities	(2)	(2,464)	—	(332)	296	(2,502)
Effect of exchange rates on cash	—	—	—	307	—	307
Cash and cash equivalents
Net increase (decrease) for the period	—	12,671	(506)	(3,355)	—	8,810
Balance, beginning of the period	—	88,648	9,103	21,300	—	119,051
Balance, end of the period	$—	$101,319	$8,597	$17,945	$—	$127,861

	Three Months Ended March 31, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net (loss) income	$(13,151)	$3,026	$(13,389)	$506	$9,857	$(13,151)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	5,619	29,289	610	—	35,518
Amortization of financing costs	—	1,672	—	—	—	1,672
Loss on sale or disposal of assets	—	21	590	—	—	611
Accretion of contract rights	—	—	2,097	—	—	2,097
Provision for bad debts	—	—	2,444	—	—	2,444
Reserve for obsolescence	—	60	59	—	—	119
Equity in loss (income) of subsidiaries	13,151	(3,294)	—	—	(9,857)	—
Stock-based compensation	—	699	362	—	—	1,061
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	(17,373)	39	4,365	—	(12,969)
Other changes in operating assets and liabilities	1	3,788	3,408	105	—	7,302
Net cash provided by (used in) operating activities	1	(5,782)	24,899	5,586	—	24,704
Cash flows from investing activities
Capital expenditures	—	(3,150)	(20,362)	(101)	—	(23,613)
Proceeds from sale of fixed assets	—	10	—	—	—	10
Placement fee agreements	—	—	(1,000)	—	—	(1,000)
Changes in restricted cash and cash equivalents	—	44	—	—	—	44
Intercompany investing activities	2	148	(8)	(52)	(90)	—
Net cash provided by (used in) investing activities	2	(2,948)	(21,370)	(153)	(90)	(24,559)
Cash flows from financing activities
Repayments of credit facility	—	(2,500)	—	—	—	(2,500)
Debt issuance costs	—	(480)	—	—	—	(480)
Purchase of treasury stock	(9)	—	—	—	—	(9)
Intercompany financing activities	—	54	—	(144)	90	—
Net cash used in financing activities	(9)	(2,926)	—	(144)	90	(2,989)
Effect of exchange rates on cash	—	—	—	148	—	148
Cash and cash equivalents
Net(decrease) increase for the period	(6)	(11,656)	3,529	5,437	—	(2,696)
Balance, beginning of the period	6	87,078	3,900	11,046	—	102,030
Balance, end of the period	$—	$75,422	$7,429	$16,483	$—	$99,334

19.SUBSEQUENT EVENTS

On May 9, 2017, we entered into a new credit agreement with Jefferies Finance LLC, as administrative agent, which provides for an $820.0 million senior secured term B loan facility that is scheduled to mature in May 2024 and a $35.0 million senior secured revolving loan facility that is scheduled to mature in May 2022. The interest rate per annum applicable to loans under this new credit facility will be, at our option, the base rate or the Eurodollar Rate (defined to be LIBOR or a comparable or successor rate) (the “Eurodollar Rate”) plus, in each case, an applicable margin. The applicable margins are: (i) 4.50% in respect of Eurodollar Rate loans, and (ii) 3.50% in respect of base rate loans, and represent a 0.25% and 0.75% rate reduction compared to the existing Revolving Credit Facility and Term Loan, respectively. The Refinanced Secured Notes were issued at a fixed rate of 7.25%. The net proceeds of the new term loan facility were used to prepay the balances on our existing Credit Facilities of approximately $462.3 million and to redeem all of our outstanding Refinanced Secured Notes of $335.0 million, as well as to pay related fees and expenses. The revolving loan facility remained undrawn at closing. We expect to record a non-cash charge related to certain of the unamortized deferred financing fees and discounts related to the extinguished term loan and redeemed Refinanced Secured Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Information Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “project,” “may,” “should,” “will,” “likely,” “will likely result,” “will continue,” “future,” “plan,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: our ability to generate profits in the future; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions consistent with our forecasts; expectations regarding our existing and future installed base and win per day; expectations regarding placement fee arrangements; inaccuracies in underlying operating assumptions; expectations regarding customers’ preferences and demands for future gaming offerings; expectations regarding our product portfolio; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to comply with the Europay, MasterCard and Visa global standard for cards equipped with security chip technology; our ability to introduce new products and services, including third-party licensed content; gaming establishment and patron preferences; expenditures and product development; anticipated sales performance; employee turnover; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; technological obsolescence; our ability to comply with our debt covenants and service outstanding debt; employee turnover and other statements that are not historical facts. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized.

These cautionary statements qualify our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the information included in our other press releases, reports and other filings with the Securities and Exchange Commission (the “SEC”). Understanding the information contained in these filings is important in order to fully understand our reported financial results and our business outlook for future periods.

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

•

The total North American installed slot base in the first quarter of 2017 remained relatively flat to the same period in 2016. We expect flat to moderate growth in the forward replacement cycle for electronic gaming machines (“EGMs”).

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

Operating Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group consists of the Chief Executive Officer and the Chief Financial Officer. This group manages the business, allocates resources and measures profitability based on our operating segments. The operating segments are managed and reviewed separately, as each represents products that can be sold separately to our customers.

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

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

The following table presents our unaudited condensed consolidated results of operations (in thousands)*:

	Three Months Ended
	March 31, 2017		March 31, 2016		March 31, 2017 vs 2016
	$	%	$	%	$ Variance	% Variance

Revenues
Games	$55,276	23%	$48,178	23%	$7,098	15%
Payments	182,261	77%	157,591	77%	24,670	16%
Total revenues	237,537	100%	205,769	100%	31,768	15%
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	12,444	5%	8,436	4%	4,008	48%
Payments cost of revenue (exclusive of depreciation and amortization)	140,799	59%	122,657	60%	18,142	15%
Operating expenses	28,993	12%	30,005	15%	(1,012)	(3)%
Research and development	4,543	2%	5,368	2%	(825)	(15)%
Depreciation	10,830	5%	12,335	6%	(1,505)	(12)%
Amortization	17,325	7%	23,183	11%	(5,858)	(25)%
Total costs and expenses	214,934	90%	201,984	98%	12,950	6%
Operating income	22,603	10%	3,785	2%	18,818	497%
Other expenses
Interest expense, net of interest income	25,057	11%	24,992	12%	65	—%
Total other expenses	25,057	11%	24,992	12%	65	—%
Loss before income tax	(2,454)	(1)%	(21,207)	(10)%	18,753	(88)%
Income tax provision (benefit)	1,054	0%	(8,056)	(4)%	9,110	(113)%
Net loss	$(3,508)	(1)%	$(13,151)	(6)%	$9,643	(73)%

*    Rounding may cause variances.

Revenues

Total revenues increased by $31.8 million, or 15%, to $237.5 million for the three months ended March 31, 2017, as compared to the same period in the prior year. This was attributable to higher Games and Payments revenues.

Games revenues increased by $7.1 million, or 15%, to $55.3 million for the three months ended March 31, 2017, as compared to the same period in the prior year. This was primarily related to an increase in unit sales, which were partially offset by a lower daily win per unit on leased games.

Payments revenues increased by $24.7 million, or 16%, to $182.3 million for the three months ended March 31, 2017, as compared to the same period in the prior year. This was mostly associated with higher dollar and transaction volumes and fees from our core cash access services.

Costs and Expenses

Games cost of revenues (exclusive of depreciation and amortization) increased by $4.0 million, or 48%, to $12.4 million for the three months ended March 31, 2017, as compared to the same period in the prior year. This was primarily due to the costs associated with the increase in unit sales.

Payments cost of revenues (exclusive of depreciation and amortization) increased by $18.1 million, or 15%, to $140.8 million for the three months ended March 31, 2017, as compared to the same period in the prior year. This was mostly related to the costs associated with the increase in core cash access services volumes.

Operating expenses decreased by $1.0 million, or 3%, to $29.0 million for the three months ended March 31, 2017, as compared to the same period in the prior year. This was primarily attributable to severance costs related a former executive in the prior year period, partially offset by higher payroll and related expenses and non-cash stock compensation costs.

Research and development decreased by $0.8 million, or 15%, to $4.5 million for the three months ended March 31, 2017, as compared to the same period in the prior year. This was primarily due to a higher capitalization of certain development costs.

Depreciation decreased by $1.5 million, or 12%, to $10.8 million for the three months ended March 31, 2017, as compared to the same period in the prior year. This was mostly associated with certain fixed assets being fully depreciated.

Amortization decreased by $5.9 million, or 25%, to $17.3 million for the three months ended March 31, 2017, as compared to the same period in the prior year. This was mostly associated with certain intangible assets being fully amortized in connection with our acquisition of the Games business.

Primarily as a result of the factors described above, operating income increased by $18.8 million, or 497%, to $22.6 million for the three months ended March 31, 2017, as compared to the same period in the prior year. The operating income margin increased from 2% for the three months ended March 31, 2016 to 10% for the three months ended March 31, 2017.

Interest expense, net of interest income, was relatively consistent at $25.1 million for the three months ended March 31, 2017, compared to $25.0 for the three months ended March 31, 2016.

Income tax provision was $1.1 million for the three months ended March 31, 2017, as compared to an income tax benefit of $8.1 million for the same period in the prior year. This was primarily due to an increase in the valuation allowance for deferred tax assets. The income tax provision reflected an effective income tax rate of negative 43.0% for the three months ended March 31, 2017, which was less than the statutory federal rate of 35.0% primarily due to an increase in our valuation allowance for deferred tax assets, partially offset by the lower foreign tax rate applicable to our foreign source income, state taxes and the benefit from a research credit. The income tax provision reflected an effective income tax rate of 38.0% for the same period in the prior year, which was higher than the statutory federal rate of 35.0% primarily due to state taxes, the lower foreign tax rate applicable to our foreign source income and the benefit from a research credit, which was partially offset by non-statutory stock options that expired during 2016.

Games Revenues and Participation Units

The following tables include the revenues from our Games segment and the related participation units (amounts in thousands, except for EGMs):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Total		% of Games	Total		% of Games
	EGMs	Revenue	Revenue	EGMs	Revenue	Revenue	% Variance
Games revenues and participation units
Contractual agreement(1)	4,795	$7,111	13%	5,326	$10,364	21%	(31)%
Participation revenue(2)	8,227	24,896	45%	7,631	24,607	51%	1%
Sales	—	18,725	34%	—	8,440	18%	122%
NY Lottery(3)	—	4,371	8%	—	4,515	9%	(3)%
Other	—	173	0%	—	252	1%	(31)%
Total	13,022	$55,276	100%	12,957	$48,178	100%	15%

(1)	We enter into placement fee agreements for our EGMs to secure floor space for a contracted period of time.

(2)	In general, under participation arrangements, we secure floor space for our EGMs on a month-to-month basis.

(3)	We provide the New York Lottery with an accounting and central determinant system for the video lottery terminals in operation at licensed New York State racetracks.

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

For the three months ended March 31, 2017, there were no material changes to the critical accounting policies and estimates discussed in our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recent Accounting Guidance

For a description of our recently adopted accounting guidance and recent accounting guidance not yet adopted, see “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies — Recent Accounting Guidance” of our Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting guidance.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents selected balance sheet information and an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At March 31,	At December 31,
	2017	2016
Balance sheet data
Total assets	$1,320,474	$1,408,163
Total borrowings	$1,120,995	$1,121,880
Total stockholders’ deficit	$(109,616)	$(107,793)

Cash available
Cash and cash equivalents	$127,861	$119,051
Settlement receivables	42,443	128,821
Settlement liabilities	(127,635)	(239,123)
Net cash position(1)	42,669	8,749

Undrawn revolving credit facility	50,000	50,000

Net cash available(1)	$92,669	$58,749

(1)   Non-GAAP measure. In order to enhance investor understanding of our cash balance, we are providing in this Quarterly Report on Form 10-Q net cash position and net cash available, which are not measures of our financial performance or position under GAAP. Accordingly, these measures should not be considered in isolation or as a substitute for, and should be read in conjunction with, our cash and cash equivalents prepared in accordance with GAAP. We define (i) net cash position as cash and cash equivalents plus settlement receivables less settlement liabilities and (ii) net cash available as net cash position plus undrawn amounts available under our Revolving Credit Facility (defined herein). We present net cash position because our cash position, as measured by cash and cash equivalents, depends upon changes in settlement receivables and the timing of payments related to settlement liabilities. As such, our cash and cash equivalents can change substantially based upon the timing of our receipt of payments for settlement receivables and payments we make to customers for our settlement liabilities. We present net cash available as management monitors this amount in connection with its forecasting of cash flows and future cash requirements.

Cash Resources

Our cash balance, cash flows and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at March 31, 2017 included cash in non-U.S. jurisdictions of approximately $18.2 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers related to our cash access products. These services involve the movement of funds between the various parties associated with cash access transactions. These activities result in a balance due to us at the end of each business day for the face amount provided to patrons plus the service fee charged to those patrons that we recoup over the next few business days and classify as settlement receivables. These activities also result in a balance due to our customers at the end of each business day for the face amount provided to patrons that we remit over the next few business days and classify as settlement liabilities. As of March 31, 2017, we had $42.4 million in settlement receivables, for which we generally receive payment within one week. As of March 31, 2017, we had $127.6 million in settlement liabilities due to our customers for these settlement services that are generally paid within the next month. As the timing of cash received from settlement receivables and payment of settlement liabilities may differ, the total amount of cash held by us will fluctuate throughout the year.

Our cash and cash equivalents was $127.9 million and $119.1 million as of March 31, 2017 and December 31, 2016, respectively. Our net cash position after considering the impact of settlement receivables and settlement liabilities was $42.7 million and $8.7 million as of March 31, 2017 and December 31, 2016, respectively. Our net cash available after considering the net cash position and undrawn amounts available under our Revolving Credit Facility was approximately $92.7 million and $58.7 million as of March 31, 2017 and December 31, 2016, respectively.

Sources and Uses of Cash

The following table presents a summary of our cash flow activity (in thousands):

	Three Months Ended March 31,		March 31, 2017 vs 2016
	2017	2016	Increase/(Decrease)
Cash flow activities
Net cash provided by operating activities	$31,358	$24,704	$6,654
Net cash used in investing activities	$(20,353)	$(24,559)	$4,206
Net cash used in financing activities	$(2,502)	$(2,989)	$487
Effect of exchange rates on cash	$307	$148	$159

Cash and cash equivalents
Net increase (decrease) for the period	8,810	(2,696)	11,506
Balance, beginning of the period	119,051	102,030	17,021
Balance, end of the period	$127,861	$99,334	$28,527

Cash flows provided by operating activities increased by $6.7 million for the three months ended March 31, 2017, as compared to the same period in the prior year. This was primarily due to the change in net loss.

Cash flows used in investing activities decreased by $4.2 million for the three months ended March 31, 2017, as compared to the same period in the prior year. This was primarily due to a decrease in capital expenditures, partially offset by higher cash payments associated with placement fee agreements.

Cash flows used in financing activities decreased by $0.5 million for the three months ended March 31, 2017, as compared to the same period in the prior year. This was due the payment of debt issuance costs in the prior year period.

Long-Term Debt

The following table summarizes our indebtedness (in thousands):

	At March 31,	At December 31,
	2017	2016
Long-term debt
Senior secured term loan	$463,100	$465,600
Senior secured notes	335,000	335,000
Senior unsecured notes	350,000	350,000
Total debt	1,148,100	1,150,600
Less: debt issuance costs and discount	(27,105)	(28,720)
Total debt after debt issuance costs and discount	1,120,995	1,121,880
Less: current portion of long-term debt	(10,000)	(10,000)
Long-term debt, less current portion	$1,110,995	$1,111,880

Credit Facilities

In December 2014, Everi Payments, as borrower, and Holdings entered into a credit agreement with Everi Payments, Holdings, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer; Deutsche Bank Securities Inc., as syndication agent; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers (the “Credit Agreement”). The Credit Agreement consists of the $500.0 million six-year senior secured term loan facility that matures in 2020 (the “Term Loan”) and the $50.0 million, five-year senior secured revolving credit facility that matures in 2019 (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Facilities”). The fees associated with the Credit Facilities included discounts of approximately $7.5 million and debt issuance costs of approximately $13.9 million. All borrowings under the Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default and compliance with representations and warranties.

We are required to repay the Term Loan in an amount equal to 0.50% per quarter of the initial aggregate principal with the final principal repayment installment on the maturity date. Interest is due in arrears each March, June, September and December and at the maturity date. However, interest may be remitted within one to three months of such dates. The Term Loan had an applicable weighted average interest rate of 6.28% and 6.25% for the period ended March 31, 2017 and December 31, 2016, respectively.

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

The Credit Agreement contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness; sell assets or consolidate or merge with or into other companies; pay dividends or repurchase or redeem capital stock; make certain investments; issue capital stock of subsidiaries; incur liens; prepay, redeem or repurchase subordinated debt; and enter into certain types of transactions with our affiliates. The Credit Agreement also requires Holdings, together with its subsidiaries, to comply with a maximum consolidated secured leverage ratio as well as an annual excess cash flow requirement. At March 31, 2017, our consolidated secured leverage ratio was 3.66, with a maximum allowable ratio of 4.25. Our consolidated secured maximum leverage ratio will be 4.00, 3.75 and 3.50 as of December 31, 2017, 2018 and 2019 and thereafter, respectively.

Events of default under the Credit Agreement include customary events such as a cross-default provision with respect to other material debt (which includes the Refinanced Secured Notes and the Unsecured Notes). In addition, an event of default will occur if Holdings undergoes a change of control. This is defined to include the case where Holdings ceases to own 100% of the equity interests of Everi Payments, or where any person or group acquires a percentage of the economic or voting interests of Holdings’ capital stock of 35% or more (determined on a fully diluted basis), or where a majority of the board of directors of Everi Holdings ceases to consist of persons who are directors of Holdings on the closing date of the Credit Facilities or other directors whose nomination for election to the board of directors of Holdings was recommended by a majority of the then continuing directors. At March 31, 2017, we had approximately $463.1 million of borrowings outstanding under the Term Loan and no borrowings outstanding under the Revolving Credit Facility. We had $50.0 million of additional borrowing availability under the Revolving Credit Facility as of March 31, 2017. The weighted average interest rate on the Credit Facilities was approximately 6.28% for the three months ended March 31, 2017.

We were in compliance with the terms of the Credit Facilities as of March 31, 2017 and December 31, 2016.

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

Senior Secured Notes and Refinance of Senior Secured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 7.75% Secured Notes due 2021 (the “Secured Notes”). The fees associated with the Secured Notes included debt issuance costs of approximately $13.6 million. The Secured Notes were acquired by the initial purchasers pursuant to the terms of a purchase agreement. Under the terms of the purchase agreement, during a one-year period following the closing and upon prior notice from the initial purchasers, the Company was required to use commercially reasonable efforts to aid the purchasers in the resale of the Secured Notes, including by preparing an updated offering memorandum and participating in reasonable marketing efforts including road shows, to the extent required therein. Alternatively, we had the ability to redeem the Secured Notes from the initial purchasers without penalty. On April 15, 2015, the Company entered into a note purchase agreement with Everi Payments, CPPIB Credit Investments III Inc. (the “Purchaser”), and Deutsche Bank Trust Company Americas, as collateral agent (the “Note Purchase Agreement”), and issued $335.0 million in aggregate principal amount of 7.25% Senior Secured Notes due 2021 (the “Refinanced Secured Notes”) to the Purchaser in a private offering. With the proceeds from the issuance of the Refinanced Secured Notes, we redeemed, in full, the Company’s then outstanding Secured Notes from the initial purchasers in accordance with the terms of the indenture governing the Secured Notes. In connection with the issuance of the Refinanced Secured Notes during the second quarter of 2015, we expensed $13.0 million of related debt issuance costs and fees to loss on extinguishment of debt associated with the redeemed Secured Notes that were outstanding prior to the refinance transaction.

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

We were in compliance with the terms of the Refinanced Secured Notes as of March 31, 2017 and December 31, 2016.

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

We were in compliance with the terms of the Unsecured Notes as of March 31, 2017 and December 31, 2016.

Refinancing and New Credit Facilities

On May 9, 2017, we entered into a new credit agreement with Jefferies Finance LLC, as administrative agent, which provides for an $820.0 million senior secured term B loan facility that is scheduled to mature in May 2024 and a $35.0 million senior secured revolving loan facility that is scheduled to mature in May 2022. The interest rate per annum applicable to loans under this new credit facility will be, at our option, the base rate or the Eurodollar Rate (defined to be LIBOR or a comparable or successor rate) (the “Eurodollar Rate”) plus, in each case, an applicable margin. The applicable margins are: (i) 4.50% in respect of Eurodollar Rate loans, and (ii) 3.50% in respect of base rate loans, and represent a 0.25% and 0.75% rate reduction compared to the existing Revolving Credit Facility and Term Loan, respectively. The Refinanced Secured Notes were issued at a fixed rate of 7.25%. The net proceeds of the new term loan facility were used to prepay the balances on our existing Credit Facilities of approximately $462.3 million and to redeem all of our outstanding Refinanced Secured Notes of $335.0 million, as well as to pay related fees and expenses. The revolving loan facility remained undrawn at closing. We expect to record a non-cash charge related to certain of the unamortized deferred financing fees and discounts related to the extinguished term loan and redeemed Refinanced Secured Notes.

Contractual Obligations

There were no material changes in our commitments under contractual obligations to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Other Liquidity Needs and Resources

We need cash to support our foreign operations. For some foreign jurisdictions, such as the United Kingdom, applicable law and cross border treaties allow us to transfer funds between our domestic and foreign operations efficiently. For other foreign jurisdictions, we must rely on the cash generated by our operations in those foreign jurisdictions, and the cost of repatriation is prohibitive. For example, Global Cash Access (Canada), Inc., the subsidiary through which we operate our Payments business in Canada, generates cash that is sufficient to support its operations. If we expand our Payments business into new foreign jurisdictions, we must rely on treaty favored cross border transfers of funds, the cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.

Off-Balance Sheet Arrangements

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Condensed Consolidated Statements of Loss and Comprehensive Loss, were $1.1 million and $0.8 million the three months ended March 31, 2017 and 2016, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Condensed Consolidated Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $270.8 million and $285.4 million as of March 31, 2017 and December 31, 2016, respectively.

The Contract Cash Solutions Agreement, as amended, provides us with cash in the maximum amount of $425.0 million during the term of the agreement, which expires on June 30, 2019.

We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three months ended March 31, 2017 and 2016.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR. We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. The currency supplied by Wells Fargo was $270.8 million as of March 31, 2017. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $2.7 million impact on income before taxes over a 12-month period.  Foreign gaming establishments or third-party vendors supply the currency needs for the ATMs located on their premises.

The Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the Credit Facilities paid based on a base rate or based on LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities. The weighted average interest rate on the Credit Facilities was approximately 6.28% for the three months ended March 31, 2017. Based upon the outstanding balance on the Credit Facilities of $463.1 million as of March 31, 2017, each 1% increase in the applicable LIBOR would have a $4.6 million impact on interest expense over a 12 month period. The interest rates on the Refinanced Secured Notes and the Unsecured Notes are fixed and therefore an increase in LIBOR does not impact the interest expense associated with the notes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2017

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying Condensed Consolidated Financial Statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases and Withholding of Equity Securities

	Total Number of	Average Price per
	Shares Purchased (1)	Share (2)
	(in thousands)
Tax Withholdings
1/1/17 - 1/31/17	0.8	$2.35
2/1/17 - 2/28/17	0.9	$2.99
3/1/17 - 3/31/17	0.9	$3.37
Total	2.6	$2.90

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Settlement Agreement and Mutual Release with Ram V. Chary (effective as of March 15, 2017).

10.2

First Amendment to Employment Agreement with Juliet A. Lim (effective as of January 3, 2017) (incorporated by reference to Exhibit 10.45 of Everi Holdings Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2017).

10.3

First Amendment to Employment Agreement with David Lucchese (effective as of January 3, 2017) (incorporated by reference to Exhibit 10.47 of Everi Holdings Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2017).

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

May 9, 2017	EVERI HOLDINGS INC.
(Date)	(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Settlement Agreement and Mutual Release with Ram V. Chary (effective as of March 15, 2017).

10.2

First Amendment to Employment Agreement with Juliet A. Lim (effective as of January 3, 2017) (incorporated by reference to Exhibit 10.45 of Everi Holdings Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2017).

10.3

First Amendment to Employment Agreement with David Lucchese (effective as of January 3, 2017) (incorporated by reference to Exhibit 10.47 of Everi Holdings Inc.’s Annual Report on Form 10-K filed with the SEC on March 14, 2017).

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