Form 10-Q
period 2017-06-30
Everi Holdings Inc.
filed 2017-08-08
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of August 1, 2017, there were 66,785,075 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In thousands, except loss per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Games	$55,104	$54,264	$110,380	$102,442
Payments	187,126	159,736	369,387	317,327
Total revenues	242,230	214,000	479,767	419,769
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	13,239	12,968	25,683	21,404
Payments cost of revenue (exclusive of depreciation and amortization)	145,467	123,498	286,266	246,155
Operating expenses	28,779	30,733	57,772	60,738
Research and development	4,618	4,671	9,161	10,040
Depreciation	11,396	12,470	22,226	24,805
Amortization	17,439	23,600	34,764	46,783
Total costs and expenses	220,938	207,940	435,872	409,925
Operating income	21,292	6,060	43,895	9,844
Other expenses
Interest expense, net of interest income	23,881	24,742	48,938	49,734
Loss on extinguishment of debt	14,615	—	14,615	—
Total other expenses	38,496	24,742	63,553	49,734
Loss before income tax	(17,204)	(18,682)	(19,658)	(39,890)
Income tax provision (benefit)	1,853	(7,886)	2,907	(15,942)
Net loss	(19,057)	(10,796)	(22,565)	(23,948)
Foreign currency translation	836	(435)	1,108	(920)
Comprehensive loss	$(18,221)	$(11,231)	$(21,457)	$(24,868)
Loss per share
Basic	$(0.29)	$(0.16)	$(0.34)	$(0.36)
Diluted	$(0.29)	$(0.16)	$(0.34)	$(0.36)
Weighted average common shares outstanding
Basic	66,350	66,041	66,221	66,038
Diluted	66,350	66,041	66,221	66,038

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	At June 30,	At December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$148,633	$119,051
Settlement receivables	47,329	128,821
Trade and other receivables, net of allowances for doubtful accounts of $5,158 and $4,701 at June 30, 2017 and December 31, 2016, respectively	45,423	56,651
Inventory	21,263	19,068
Prepaid expenses and other assets	20,495	18,048
Total current assets	283,143	341,639
Non-current assets
Property, equipment and leased assets, net	103,858	98,439
Goodwill	640,567	640,546
Other intangible assets, net	299,148	317,997
Other receivables	2,748	2,020
Other assets	7,934	7,522
Total non-current assets	1,054,255	1,066,524
Total assets	$1,337,398	$1,408,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Settlement liabilities	$145,702	$239,123
Accounts payable and accrued expenses	112,811	94,391
Current portion of long-term debt	8,200	10,000
Total current liabilities	266,713	343,514
Non-current liabilities
Deferred tax liability	60,176	57,611
Long-term debt, less current portion	1,131,473	1,111,880
Other accrued expenses and liabilities	2,955	2,951
Total non-current liabilities	1,194,604	1,172,442
Total liabilities	1,461,317	1,515,956

Commitments and contingencies (Note 12)

Stockholders’ deficit
Common stock, $0.001 par value, 500,000 shares authorized and 91,538 and 90,952 shares issued at June 30, 2017 and December 31, 2016, respectively	92	91
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	270,083	264,755
Accumulated deficit	(216,864)	(194,299)
Accumulated other comprehensive loss	(988)	(2,109)
Treasury stock, at cost, 24,870 and 24,867 shares at June 30, 2017 and December 31, 2016, respectively	(176,242)	(176,231)
Total stockholders’ deficit	(123,919)	(107,793)
Total liabilities and stockholders’ deficit	$1,337,398	$1,408,163

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(22,565)	$(23,948)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	56,990	71,588
Amortization of financing costs	3,186	3,349
Loss on sale or disposal of assets	1,399	1,688
Accretion of contract rights	3,909	4,339
Provision for bad debts	5,170	4,955
Write-down of assets	—	4,289
Reserve for obsolescence	266	667
Loss on extinguishment of debt	14,615	—
Stock-based compensation	3,480	2,768
Changes in operating assets and liabilities:
Settlement receivables	81,590	18,030
Trade and other receivables	5,283	1,808
Inventory	(2,890)	1,502
Prepaid and other assets	(2,055)	2,617
Deferred income taxes	2,565	(16,784)
Settlement liabilities	(93,479)	(38,500)
Accounts payable and accrued expenses	16,530	18,044

Net cash provided by operating activities	73,994	56,412

Cash flows from investing activities
Capital expenditures	(43,696)	(46,509)
Proceeds from sale of fixed assets	2	4,608
Placement fee agreements	(3,044)	(11,187)
Changes in restricted cash and cash equivalents	(81)	54

Net cash used in investing activities	(46,819)	(53,034)

Cash flows from financing activities
Repayments of prior credit facility	(465,600)	(19,400)
Repayments of secured notes	(335,000)	—
Proceeds from current credit facility	820,000	—
Debt issuance costs and discounts	(19,663)	(480)
Proceeds from exercise of stock options	1,799	—
Purchase of treasury stock	(11)	(13)

Net cash provided by (used in) financing activities	1,525	(19,893)

Effect of exchange rates on cash	882	(411)

Cash and cash equivalents
Net increase (decrease) for the period	29,582	(16,926)
Balance, beginning of the period	119,051	102,030
Balance, end of the period	$148,633	$85,104

See notes to unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2017	2016
Supplemental cash disclosures
Cash paid for interest	$29,485	$23,603
Cash paid for income tax	$669	$622
Cash refunded for income tax	$200	$83

Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$3,822	$2,457
Transfer of leased gaming equipment to inventory	$4,237	$3,879

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

Everi is dedicated to providing video and mechanical reel gaming content and technology solutions, integrated gaming payments solutions and compliance and efficiency software. Everi Games provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including both Wide-Area Progressive systems and the award winning TournEvent® slot tournament solution; and (b) the central determinant system for the video lottery terminals installed in the State of New York. Everi Payments provides: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.

2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

	Level of Hierarchy	Fair Value	Outstanding Balance
June 30, 2017
Term loan	2	$827,421	$820,000
Senior unsecured notes	1	$384,125	$350,000

December 31, 2016
Term loan	1	$451,632	$465,600
Senior secured notes	3	$324,950	$335,000
Senior unsecured notes	1	$350,000	$350,000

The new term loan facility was reported at fair value using a Level 2 input as there were quoted prices in markets that were not considered active as of June 30, 2017. The senior unsecured notes were reported at fair value using a Level 1 input as there were quoted prices in markets that were considered active as of June 30, 2017.

The term loan was reported at fair value using a Level 1 input as there were quoted prices in markets that were considered active as of December 31, 2016. The senior secured notes were reported at fair value using a Level 3 input as there was no market activity or observable inputs as of December 31, 2016. The senior unsecured notes were reported at fair value using a Level 1 input as there were quoted prices in markets that were considered active as of December 31, 2016.

Reclassification of Prior Year Balances

Reclassifications were made to the prior-period financial statements to conform to the current period presentation.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, which provides updated guidance on the goodwill impairment test and the method by which an entity recognizes an impairment charge. These amendments eliminate Step 2 from the current goodwill impairment process and require that an entity recognize an impairment charge equal to the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, a company should also take into consideration income tax effects from tax deductible goodwill on the carrying amount of a reporting unit when recording an impairment loss. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance will be applied using a prospective approach. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this guidance in the current period. As no indicators of impairment were identified for our goodwill during the three months ended June 30, 2017, this ASU did not impact our Condensed Consolidated Financial Statements and disclosures included within Notes to Unaudited Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We adopted this guidance in the current period on a prospective basis. As of June 30, 2017, the adoption of ASU No. 2016-09 has not impacted our Condensed Consolidated Financial Statements. With respect to forfeitures, the Company will continue to estimate the number of awards expected to be forfeited in accordance with our existing accounting policy. In addition, our Condensed Consolidated Statements of Cash Flows present excess tax benefits as operating activities in the current period, as the prior period was not adjusted.

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

Recent Accounting Guidance Not Yet Adopted

In May 2017, the FASB issued ASU No. 2017-09 to clarify which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. An entity is required to account for the effects of a modification unless all of the following conditions are met: (i) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted in the first period of the year this guidance is adopted. We are currently evaluating the impact of adopting this guidance on our Condensed Consolidated Financial Statements and disclosures included within Notes to Unaudited Condensed Consolidated Financial Statements.

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

We have performed a review of the requirements of the standard and identified our major revenue streams and the anticipated impact to each of them:

Major Revenue Stream	Preliminary Expected Impact Upon Adoption

Games Segment:

Game Sales	We expect revenue recognition to be consistent with our current practices, however, there may be some differences as we continue to evaluate the implications.
Game Operations

We expect revenue recognition to be consistent with our current practices, however, with respect to our Wide- Area Progressive, or WAP, offering(s), for which we initiated this year, we will be required to net the direct costs with Games revenues as opposed to our existing practice of recording those amounts to Games cost of revenues. WAP jackpot expense was approximately $0.1 million for the three and six months ended June 30, 2017.

Payments Segment:

Cash Advance, ATM, Check Services and Central Credit

We expect revenue recognition to be consistent with our current practices, however, there may be some differences as we continue to evaluate the implications. If we do encounter changes to the Kiosk Sales and Services and Compliance Sales and Services offerings, there may be some level of impact to these other Payments related revenue streams as we continue to evaluate the implications.

Kiosk Sales and Services

We expect to encounter some level of change to our revenue recognition practices for these revenue streams under the new guidance, however, the amounts are not anticipated to be material as we continue to evaluate the implications.

Compliance Sales and Services

We expect to encounter some level of change to our revenue recognition practices for these revenue streams under the new guidance, however, the amounts are not anticipated to be material as we continue to evaluate the implications.

Based on reviews performed thus far, we do not expect our Games or Payments revenues to be materially impacted by the implementation of this guidance. As we continue to take the necessary measures of preparedness in connection with the adoption of the new revenue recognition standard, we continue to do the following:

•	Evaluate our revenue streams to determine the extent, if any, of the changes to the timing and amount of revenue recorded in each reporting period.
•

Review our existing accounting policies, procedures and internal controls to further determine the impact of the new standard on our Condensed Consolidated Financial Statements and disclosures included within Notes to Unaudited Condensed Consolidated Financial Statements.

•

Prepare the enhanced disclosures and updates to our revenue recognition policies to identify performance obligations to customers and that will require significant judgment in both measurement and recognition.

•	Review in detail our sales contract terms and conditions to determine the necessary adjustments, if any.
•	Monitor the activity of the FASB and the transition resource group as it relates to specific interpretive guidance that may impact us.

We may identify other impacts from the implementation of this guidance as we continue our assessment. We expect to adopt this guidance using the retrospective method beginning in the first quarter of 2018.

3. BUSINESS COMBINATIONS

We account for business combinations in accordance with ASC 805, which requires that the identifiable assets acquired and liabilities assumed be recorded at their estimated fair values on the acquisition date separately from goodwill, which is the excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities. We include the results of operations of an acquired business as of the acquisition date. We had no material acquisitions for the three and six months ended June 30, 2017 and 2016.

4. FUNDING AGREEMENTS

Contract Cash Solutions Agreement

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Condensed Consolidated Statements of Loss and Comprehensive Loss, were $1.2 million and $2.4 million for the three and six months ended June 30, 2017, respectively, and $0.7 million and $1.6 million for the three and six months ended June 30, 2016, respectively. We are exposed to interest rate risk to the extent that the applicable London Interbank Offered Rate (“LIBOR”) increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Condensed Consolidated Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $259.2 million and $285.4 million as of June 30, 2017 and December 31, 2016, respectively.

The Contract Cash Solutions Agreement, as amended, provides us with cash in the maximum amount of $425.0 million during the term of the agreement, which expires on June 30, 2019.

We are responsible for any losses of cash in the ATMs under this agreement, and we self‑insure for this risk. We incurred no material losses related to this self‑insurance for the three and six months ended June 30, 2017 and 2016.

Site-Funded ATMs

We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability included within settlement liabilities in the accompanying Condensed Consolidated Balance Sheets was $106.3 million and $151.0 million as of June 30, 2017 and December 31, 2016, respectively.

Prefunded Cash Access Agreements

Due to certain regulatory requirements, some international gaming establishments require prefunding of cash to cover all outstanding settlement amounts in order for us to provide cash access services to their properties. We enter into agreements with these operators for which we supply our cash access services for their properties. Under these agreements, we maintain sole discretion to either continue or cease operations as well as discretion over the amounts prefunded to the properties and may request amounts to be refunded to us, with appropriate notice to the operator, at any time. The initial prefunded amounts and subsequent amounts from the settlement of transactions are deposited into a bank account that is to be used exclusively for cash access services, and we maintain the right to monitor all transaction activity in that account. The total amount of prefunded cash outstanding was approximately $8.4 million and $8.5 million at June 30, 2017 and December 31, 2016, respectively, and is included in prepaid expenses and other assets on our Condensed Consolidated Balance Sheets.

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

	At June 30,	At December 31,
	2017	2016
Trade and other receivables, net
Games trade and loans receivables	$36,520	$44,410
Payments trade and loans receivables	10,563	12,337
Other receivables	1,088	1,924
Total trade and other receivables, net	$48,171	$58,671
Less: non-current portion of receivables	2,748	2,020
Total trade and other receivables, current portion	$45,423	$56,651

At least quarterly, we evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the expected losses on our receivables. The allowance for doubtful accounts for trade receivables includes reserves for both Games and Payments receivables that totaled $5.2 million and $4.7 million as of June 30, 2017 and December 31, 2016, respectively. The provision for doubtful accounts is generally included within operating expenses in the Condensed Consolidated Statements of Loss and Comprehensive Loss. We also have a provision for doubtful accounts specifically associated with our outstanding check warranty receivables, which is included within Payments cost of revenues (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Loss and Comprehensive Loss. The outstanding balances of the check warranty and general reserves were $2.9 million and $2.3 million, respectively, as of June 30, 2017 and $2.7 million and $2.0 million, respectively, as of December 31, 2016.

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

The balance of the current portion of prepaid and other assets consisted of the following (in thousands):

	At June 30,	At December 31,
	2017	2016
Prepaid expenses and other assets
Deposits	$8,915	$8,622
Prepaid expenses	8,205	5,937
Other	3,375	3,489
Total prepaid expenses and other assets	$20,495	$18,048

The balance of the non-current portion of other assets consisted of the following (in thousands):

	At June 30,	At December 31,
	2017	2016
Other assets
Prepaid expenses and deposits	$3,732	$3,399
Debt issuance costs of revolving credit facility	944	689
Other	3,258	3,434
Total other assets	$7,934	$7,522

7. INVENTORY

Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight. The inventory is stated at the lower of cost or market and accounted for using the FIFO method.

Inventory consisted of the following (in thousands):

	At June 30,	At December 31,
	2017	2016
Inventory
Raw materials and component parts, net of reserves of $1,985 and $2,155 at June 30, 2017 and December 31, 2016, respectively	$13,776	$12,570
Work-in-progress	3,380	1,502
Finished goods	4,107	4,996
Total inventory	$21,263	$19,068

8. PROPERTY, EQUIPMENT AND LEASED ASSETS

Property, equipment and leased assets consist of the following (in thousands):

				At June 30, 2017			At December 31, 2016
	Useful Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Depreciation	Value	Cost	Depreciation	Value
Property, equipment and leased assets
Rental pool - deployed	2	-	4	$140,620	$67,803	$72,817	$123,812	$59,188	$64,624
Rental pool - undeployed	2	-	4	16,050	8,673	7,377	13,456	5,721	7,735
ATM equipment		5		16,694	12,127	4,567	16,537	11,189	5,348
Leasehold and building improvements	Lease Term			10,387	4,422	5,965	10,023	3,698	6,325
Cash advance equipment		3		8,363	4,993	3,370	8,590	4,499	4,091
Machinery, office and other equipment	2	-	5	31,989	22,227	9,762	30,424	20,108	10,316
Total				$224,103	$120,245	$103,858	$202,842	$104,403	$98,439

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

Depreciation expense related to property, equipment and leased assets totaled approximately $11.4 million and $22.2 million for the three and six months ended June 30, 2017, respectively, and $12.5 million and $24.8 million for the three and six months ended June 30, 2016, respectively. There was no material impairment of our property, equipment and leased assets for the three and six months ended June 30, 2017 and 2016.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was $640.6 million and $640.5 million at June 30, 2017 and December 31, 2016, respectively.

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

No impairment was identified for our goodwill for the three and six months ended June 30, 2017 and 2016.

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

				At June 30, 2017			At December 31, 2016
	Useful Life				Accumulated	Net Book		Accumulated	Net Book
	(years)			Cost	Amortization	Value	Cost	Amortization	Value
Other intangible assets
Contract rights under placement fee agreements	1	-	7	$19,168	$8,572	$10,596	$17,742	$6,281	$11,461
Customer contracts	7	-	14	50,975	42,097	8,878	50,975	40,419	10,556
Customer relationships	8	-	12	231,100	53,171	177,929	231,100	42,688	188,412
Developed technology and software	1	-	6	236,664	143,997	92,667	224,265	126,721	97,544
Patents, trademarks and other	1	-	17	28,949	19,871	9,078	27,771	17,747	10,024
Total				$566,856	$267,708	$299,148	$551,853	$233,856	$317,997

Amortization expense related to other intangible assets was approximately $17.4 million and $34.8 million for the three       and six months ended June 30, 2017, respectively, and $23.6 million and $46.8 million for the three and six months ended June 30, 2016, respectively.

We evaluate our other intangible assets for potential impairment in connection with our quarterly review process. There was no material impairment identified for any of our other intangible assets for the three and six months ended June 30, 2017 and 2016.

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

Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the facility. In the past we have, and in the future, we may, by mutual agreement, amend these agreements to reduce our floor space at the facilities. Any proceeds received for the reduction of floor space are first applied against the intangible asset for that particular placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.  We paid approximately $3.0 million for the three and six months ended June 30, 2017 and $10.2 million and $11.2 million for the three and six months ended June 30, 2016, respectively, to extend the term of placement fee agreements with a customer for certain of its locations.

10.ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents our accounts payable and accrued expenses (in thousands):

	At June 30,	At December 31,
	2017	2016
Accounts payable and accrued expenses
Trade accounts payable	$58,421	$55,352
Accrued interest	16,270	82
Payroll and related expenses	10,020	12,305
Deferred and unearned revenues	10,413	9,222
Cash access processing and related expenses	5,683	7,001
Accrued taxes	2,357	2,587
Other	9,647	7,842
Total accounts payable and accrued expenses	$112,811	$94,391

11. LONG-TERM DEBT

The following table summarizes our outstanding indebtedness (in thousands):

	At June 30,	At December 31,
	2017	2016
Long-term debt
Senior secured term loan	$820,000	$465,600
Senior secured notes	—	335,000
Senior unsecured notes	350,000	350,000
Total debt	1,170,000	1,150,600
Less: debt issuance costs and discount	(30,327)	(28,720)
Total debt after debt issuance costs and discount	1,139,673	1,121,880
Less: current portion of long-term debt	(8,200)	(10,000)
Long-term debt, less current portion	$1,131,473	$1,111,880

Refinancing

On May 9, 2017 (the “Closing Date”), Everi Payments, as borrower, and Holdings entered into a credit agreement with the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (the “New Credit Agreement”). The New Credit Agreement provides for: (i) a $35.0 million, five-year senior secured revolving credit facility (the “New Revolving Credit Facility”); and (ii) an $820.0 million, seven-year senior secured term loan facility (the “New Term Loan Facility,” and together with the New Revolving Credit Facility, the “New Credit Facilities”). The fees associated with the New Credit Facilities included discounts of approximately $4.1 million and debt issuance costs of approximately $15.5 million. All borrowings under the New Credit Facilities are subject to the satisfaction of customary conditions, including the absence of defaults and the accuracy of representations and warranties.

The proceeds from the New Term Loan Facility incurred on the Closing Date were used to: (i) refinance: (a) the Everi Payments existing credit facility with an outstanding balance of approximately $462.3 million with Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer, Deutsche Bank Securities Inc., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers (the “Prior Credit Facility”); and (b) the Everi Payments 7.25% Senior Secured Notes due 2021 in the aggregate original principal amount of $335.0 million (the “Refinanced Secured Notes”); and (ii) pay related transaction fees and expenses.

In connection with the refinancing, we recorded a non-cash charge of approximately $14.6 million during the second quarter of 2017 related to the unamortized deferred financing fees and discounts related to the extinguished term loan under the Prior Credit Facility and the redeemed Refinanced Secured Notes. No prepayment penalties were incurred.

New Credit Facilities

The New Term Loan Facility matures seven years after the Closing Date (the “Stated Term Maturity Date”); provided that, if on the date that is 91 days prior to the maturity date (the “Unsecured Notes Maturity Date”) for the Everi Payments 10.00% Senior Unsecured Notes due 2022 in the aggregate original principal amount of $350.0 million (the “Unsecured Notes”), any Unsecured Notes remain outstanding and the Unsecured Notes Maturity Date has not been extended to a date that is at least six months after the Stated Term Maturity Date, then the New Term Loan Facility shall mature on the date that is 91 days before the Unsecured Notes Maturity Date. The New Revolving Credit Facility matures five years after the Closing Date; provided, that, if on the date that is 121 days prior to the Unsecured Notes Maturity Date, any Unsecured Notes remain outstanding and the Unsecured Notes Maturity Date has not been extended to a date that is at least six months after the Stated Term Maturity Date, then the New Revolving Credit Facility shall mature on the date that is 121 days before the Unsecured Notes Maturity Date. The New Revolving Credit Facility is available for general corporate purposes, including permitted acquisitions, working capital and the issuance of letters of credit.

The interest rate per annum applicable to loans under the New Revolving Credit Facility will be, at Everi Payments’ option, the base rate or the Eurodollar Rate (defined to be the London Interbank Offered Rate or a comparable or successor rate) (the “Eurodollar Rate”) plus, in each case, an applicable margin. The interest rate per annum applicable to the New Term Loan Facility will also be, at Everi Payments’ option, the base rate or the Eurodollar Rate plus, in each case, an applicable margin. The Eurodollar Rate will be reset at the beginning of each selected interest period based on the Eurodollar Rate then in effect; provided that, if the Eurodollar Rate is below 1.0%, then such rate will be equal to 1.0% plus the applicable margin. The base rate is a fluctuating interest rate equal to the highest of: (i) the prime lending rate announced by the administrative agent; (ii) the federal funds effective rate from time to time plus 0.50%; and (iii) the Eurodollar Rate (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%. The applicable margins for both the New Revolving Credit Facility and the New Term Loan Facility are: (i) 4.50% in respect of Eurodollar Rate loans and (ii) 3.50% in respect of base rate loans.

Voluntary prepayments of the term loan and the revolving loans and voluntary reductions in the unused commitments are permitted in whole or in part, in minimum amounts as set forth in the New Credit Agreement governing the New Credit Facilities, with prior notice but without premium or penalty, except that certain refinancings of the term loans within six months after the Closing Date will be subject to a prepayment premium of 1.00% of the principal amount repaid.

Subject to certain exceptions, the obligations under the New Credit Facilities are secured by substantially all of the present and after acquired assets of each of Everi Payments, Holdings and the subsidiary guarantors party thereto including: (i) a perfected first priority pledge of all the capital stock of Everi Payments and each domestic direct, wholly owned material restricted subsidiary held by Holdings, Everi Payments or any such subsidiary guarantor; and (ii) a perfected first priority security interest in substantially all other tangible and intangible assets of Holdings, Everi Payments, and such subsidiary guarantors (including, but not limited to, accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing). Subject to certain exceptions, the New Credit Facilities are unconditionally guaranteed by Holdings and such subsidiary guarantors.

The New Credit Agreement governing the New Credit Facilities contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The New Credit Agreement governing the New Credit Facilities also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio. At June 30, 2017, our consolidated secured leverage ratio was 3.67 to 1.00, with a maximum allowable ratio of 5.00 to 1.00. Our maximum consolidated secured leverage ratio will be 5.00 to 1.00, 4.75 to 1.00, and 4.50 to 1.00 as of December 31, 2017, 2018, and 2019 and thereafter, respectively.

We were in compliance with the terms of the New Credit Facilities as of June 30, 2017.

Events of default under the New Credit Agreement governing the New Credit Facilities include customary events such as a cross-default provision with respect to other material debt. In addition, an event of default will occur if Holdings undergoes a change of control. This is defined to include the case where Holdings ceases to own 100% of the equity interests of Everi Payments, or where any person or group acquires a percentage of the economic or voting interests of Holdings’ capital stock of 35% or more (determined on a fully diluted basis).

We are required to repay the New Term Loan Facility in an amount equal to 0.25% per quarter of the initial aggregate principal, with the final principal repayment installment on the maturity date. Interest is due in arrears on each interest payment date applicable thereto and at such other times as may be specified in the New Credit Agreement. As to any loan other than a base rate loan, the interest payment dates shall be the last day of each interest period applicable to such loan and the maturity date (provided, however, that if any interest period for a Eurodollar Rate loan exceeds three months, the respective dates that fall every three months after the beginning of such interest period shall also be interest payment dates). As to any base rate loan, the interest payment dates shall be last business day of each March, June, September and December and the maturity date.

For the quarter ended June 30, 2017, the Prior Credit Facility had an applicable weighted average interest rate of 6.30%;  the New Term Loan Facility had an applicable weighted average interest rate of 5.66%; and a blended weighted average interest rate of 5.89%. For the six months ended June 30, 2017, the Prior Credit Facility had an applicable weighted average interest rate of 6.29%; the New Term Loan Facility had an applicable weighted average interest rate of 5.66%; and a blended weighted average interest rate of 5.99% for the period ended June 30, 2017.

At June 30, 2017, we had $820.0 million of borrowings outstanding under the New Term Loan Facility and no borrowings outstanding under the New Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the New Revolving Credit Facility as of June 30, 2017.

Refinanced Senior Secured Notes

In connection with entering into the New Credit Agreement, on May 9, 2017, Everi Payments redeemed in full $335.0 million face value (plus accrued interest) of the Refinanced Secured Notes. As a result of the redemption, the Company recorded $1.7 million, which consisted of unamortized deferred financing fees of $0.2 million and discounts of $1.5 million. These fees are included in the total $14.6 million non-cash charge.

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

We were in compliance with the terms of the Unsecured Notes as of June 30, 2017 and December 31, 2016.

12.COMMITMENTS AND CONTINGENCIES

The following transactions have resulted in a change in our commitments under contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016:

In May 2017, we entered into the New Credit Agreement, which provides for the $35.0 million New Revolving Credit Facility and the $820.0 million New Term Loan Facility. Under the New Credit Agreement, we are required to make principal payments of 1% annually of $4.1 million in 2017, $8.2 million in years 2018 through 2021 and $783.1 million thereafter. We also have required interest payments, computed using a blended weighted average interest rate at June 30, 2017 of 5.56%, of $23.7 million, $45.7 million, $45.2 million, $44.8 million, $44.4 million and $102.5 million from 2017 through 2021 and thereafter, respectively.

In August 2017, we extended the term of our placement fee agreements to 6 years and 11 months with our largest customer in Oklahoma. Under the terms of the agreement, we made a $10.0 million cash payment in August 2017 and will pay approximately $5.6 million per quarter in placement fees, beginning in January 2018 and ending in July 2019.

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

13. SHAREHOLDERS’ EQUITY

Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of June 30, 2017 and December 31, 2016, we had no shares of preferred stock outstanding.

Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of June 30, 2017 and December 31, 2016, we had 91,538,345 and 90,952,185 shares of common stock issued, respectively.

Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 455 and 3,029 shares of common stock for the three and six months ended June 30, 2017, respectively, at an aggregate purchase price of $3,117 and $10,591, respectively, and 2,324 and 4,912 shares of common stock for the three and six months ended June 30, 2016, respectively, at an aggregate purchase price of $4,081 and $13,015, respectively, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.

14.WEIGHTED AVERAGE COMMON SHARES

The weighted average number of shares of common stock outstanding used in the computation of basic and diluted loss per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average shares
Weighted average number of common shares outstanding - basic	66,350	66,041	66,221	66,038
Potential dilution from equity grants(1)	—	—	—	—
Weighted average number of common shares outstanding - diluted	66,350	66,041	66,221	66,038

(1)

The Company was in a net loss position for the three and six months ended June 30, 2017 and 2016; therefore, no potential dilution from the application of the treasury stock method was applicable. Equity awards to purchase approximately 11.9 million and 15.3 million shares of common stock for the three and six months ended June 30, 2017, respectively, and 17.1 million and 15.9 million shares of common stock for the three and six months ended June 30, 2016, respectively, were excluded from the computation of diluted net loss per share as this effect would have been antidilutive.

15.SHARE-BASED COMPENSATION

Equity Incentive Awards

Our 2014 Equity Incentive Plan (as amended and restated effective May 23, 2017, the “Amended and Restated 2014 Plan”) and our 2012 Equity Incentive Plan (as amended, the “2012 Plan”) are used to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of our business. The Amended and Restated 2014 Plan superseded the then current 2005 Stock Incentive Plan (the “2005 Plan”). The 2012 Plan was assumed in connection with our acquisition of Everi Games Holding and conformed to include similar provisions to those as set forth in the Amended and Restated 2014 Plan. Our equity incentive plans are administered by the Compensation Committee of our Board of Directors, which has the authority to select individuals who are to receive equity incentive awards and to specify the terms and conditions of grants of such awards, including, but not limited to, the vesting provisions and exercise prices.

Generally, we grant the following award types: (a) time-based options, (b) market-based options and (c) restricted stock. These awards have varying vesting provisions and expiration periods. For the three and six months ended June 30, 2017, we granted time- and market-based options.

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

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock
	Granted	Granted
Outstanding, December 31, 2016	18,233	80
Additional authorized shares	—	—
Granted	4,061	40
Exercised options or vested shares	(575)	(11)
Cancelled or forfeited	(200)	—
Outstanding, June 30, 2017	21,519	109

The maximum number of shares available for future equity awards, both under the Amended and Restated 2014 Plan and the 2012 Plan, is approximately 4.5 million shares of our common stock. There are no shares available for future equity awards under the 2005 Plan.

Stock Options

The fair values of our standard time-based options were determined as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six months ended
	June 30,
	2017	2016
Risk-free interest rate	2%	1%
Expected life of options (in years)	6	5
Expected volatility	54%	51%
Expected dividend yield	—%	—%

For the six months ended June 30, 2016, certain executive and director grants were valued under the Black-Scholes option pricing model that utilized different assumptions from those used for our standard time-based options. For the time-based options granted on February 25, 2016, the assumptions were: (a) risk-free interest rate of 1%; (b) expected term of five years; (c) expected volatility of 49%; and (d) no expected dividend yield. For the time-based options granted on February 13, 2016, the assumptions were: (a) risk-free interest rate of 1%; (b) expected term of six years; (c) expected volatility of 49%; and (d) no expected dividend yield.

The fair values of our market-based options were determined as of the date of grant using a lattice-based option valuation model with the following assumptions:

	Six months ended
	June 30,
	2017	2016
Risk-free interest rate	3%	2%
Measurement period (in years)	10	10
Expected volatility	70%	68%
Expected dividend yield	—%	—%

The following tables present the options activity:

			Weighted
	Number of	Weighted Average	Average Life	Aggregate
	Common Shares	Exercise Price	Remaining	Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Outstanding, December 31, 2016	18,233	$6.02	6.4	$2,387
Granted	4,061	3.34
Exercised	(575)	3.21
Canceled or forfeited	(200)	4.68
Outstanding, June 30, 2017	21,519	$5.60	6.6	$44,789
Vested and expected to vest, June 30, 2017	18,835	$5.73	6.5	$37,328
Exercisable, June 30, 2017	10,769	$6.90	4.9	$11,413

There were 58,000 and 4.1 million options granted for the three and six months ended June 30, 2017, respectively, and 3.4 million and 4.0 million options granted for the three and six months ended June 30, 2016, respectively. The weighted average grant date fair value per share of options granted was $3.28 and $1.83 for the three and six months ended June 30, 2017, respectively, and $0.73 and $0.81 for the three and six months ended June 30, 2016, respectively. The total intrinsic value of options exercised was $2.0 million for the three and six months ended June 30, 2017. No options were exercised during the three and six months ended June 30, 2016.

There was $13.4 million in unrecognized compensation expense related to options expected to vest as of June 30, 2017. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.4 years. We recorded $3.3 million in non-cash compensation expense related to options granted that were expected to vest for the six months ended June 30, 2017. We received $1.8 million in cash from the exercise of options for the three and six months ended June 30, 2017.

There was $15.2 million in unrecognized compensation expense related to options expected to vest as of June 30, 2016. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.5 years. We recorded $2.6 million in non-cash compensation expense related to options granted that were expected to vest as of June 30, 2016. There were no proceeds received from the exercise of options as no exercises occurred for the three and six months ended June 30, 2016.

Restricted Stock

The following is a summary of non-vested share awards for our time-based restricted stock:

		Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
	(in thousands)	(per share)
Outstanding, December 31, 2016	80	$7.12
Granted	40	6.66
Vested	(11)	7.03
Forfeited	—	—
Outstanding, June 30, 2017	109	$6.96

There were 40,000 shares of restricted stock granted for the three and six months ended June 30, 2017. The total fair value of restricted stock vested was $12,128 and $80,590 for the three and six months ended June 30, 2017, respectively, and $11,422 and $23,608 for the three and six months ended June 30, 2016, respectively.

There was $0.9 million in unrecognized compensation expense related to shares of time based restricted stock expected to vest as of June 30, 2017. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.5 years. There were 11,070 shares of restricted stock that vested and we recorded $0.2 million in non-cash compensation expense related to the restricted stock granted that was expected to vest during the six months ended June 30, 2017.

There was $1.5 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest as of June 30, 2016. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.0 years. There were 20,500 shares of time-based restricted shares vested and we recorded $0.2 million in non-cash compensation expense related to the restricted stock granted that was expected to vest for the six months ended June 30, 2016.

16.INCOME TAXES

The income tax provision reflected an effective income tax rate of negative 10.8% and negative 14.8% for the three and six months ended June, 30, 2017, which was less than the statutory federal rate of 35.0%, primarily due to an increase in our valuation allowance for deferred tax assets, partially offset by state taxes, the benefit from stock option exercises, and the benefit from a research credit. The income tax provision reflected an effective income tax rate of 42.2% and 40.0% for the three and six months ended June 30, 2016, respectively, which was higher than the statutory federal rate of 35.0%, primarily due to state taxes, the true-up of certain foreign losses, the lower foreign tax rate applicable to our foreign source income, and the benefit from a research credit.

During the second quarter of 2017, we increased our valuation allowance by approximately $8.3 million for our deferred tax assets.

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of June 30, 2017, the Company recorded $0.8 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. The Company has not accrued any penalties and interest for its unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate any other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Condensed Consolidated Statements of Loss and Comprehensive Loss.

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

Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

The following tables present segment information (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Games	$55,104	$54,264	$110,380	$102,442
Payments	187,126	159,736	369,387	317,327
Total revenues	$242,230	$214,000	$479,767	$419,769

Operating income (loss)
Games	$2,722	$(7,210)	$7,513	$(10,456)
Payments	18,570	13,270	36,382	20,300
Total operating income	$21,292	$6,060	$43,895	$9,844

	At June 30, 2017	At December 31, 2016
Total assets
Games	$879,961	$894,213
Payments	457,437	513,950
Total assets	$1,337,398	$1,408,163

Major Customers. For the three and six months ended June 30, 2017 and 2016, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 26% and 27% for the three and six month ended June 30, 2017, respectively, and 31% and 32% for the three and six months ended June 30, 2016, respectively.

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

Presented below is condensed consolidating financial information for (a) Parent, (b) Subsidiary Issuer, (c) the Guarantor Subsidiaries and (d) our U.S. subsidiaries that are not Guarantor Subsidiaries and our foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016. The condensed consolidating financial information has been presented to show the nature of assets held and the results of operations and cash flows of Parent, Subsidiary Issuer, the Guarantor Subsidiaries and the

Non-Guarantor Subsidiaries assuming that the guarantee structure of the Unsecured Notes had been in effect at the beginning of the periods presented.

	Three Months Ended June 30, 2017
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues
Games	$—	$—	$54,702	$3,266	$(2,864)	$55,104
Payments	—	173,387	7,794	8,319	(2,374)	187,126
Total revenues	—	173,387	62,496	11,585	(5,238)	242,230
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	12,883	1,632	(1,276)	13,239
Payments cost of revenue (exclusive of depreciation and amortization)	—	136,639	2,508	6,320	—	145,467
Operating expenses	—	17,351	11,040	4,350	(3,962)	28,779
Research and development	—	—	4,596	22	—	4,618
Depreciation	—	1,679	9,601	116	—	11,396
Amortization	—	2,616	14,344	479	—	17,439
Total costs and expenses	—	158,285	54,972	12,919	(5,238)	220,938
Operating income (loss)	—	15,102	7,524	(1,334)	—	21,292
Other expenses (income)
Interest expense, net of interest income	—	512	23,153	216	—	23,881
Equity in loss (income) of subsidiaries	19,057	(1,805)	21	—	(17,273)	—
Loss on extinguishment of debt	—	14,615	—	—	—	14,615
Total other expenses	19,057	13,322	23,174	216	(17,273)	38,496
(Loss) income before income tax	(19,057)	1,780	(15,650)	(1,550)	17,273	(17,204)
Income tax provision (benefit)	—	414	1,670	(231)	—	1,853
Net (loss) income	(19,057)	1,366	(17,320)	(1,319)	17,273	(19,057)
Foreign currency translation	836	—	—	836	(836)	836
Comprehensive (loss) income	$(18,221)	$1,366	$(17,320)	$(483)	$16,437	$(18,221)

	Three Months Ended June 30, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues
Games	$—	$—	$54,264	$—	$—	$54,264
Payments	—	148,231	7,685	4,194	(374)	159,736
Total revenues	—	148,231	61,949	4,194	(374)	214,000
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	12,968	—	—	12,968
Payments cost of revenue (exclusive of depreciation and amortization)	—	118,885	2,206	2,407	—	123,498
Operating expenses	—	16,496	14,107	504	(374)	30,733
Research and development	—	—	4,671	—	—	4,671
Depreciation	—	1,965	10,474	31	—	12,470
Amortization	—	3,142	19,888	570	—	23,600
Total costs and expenses	—	140,488	64,314	3,512	(374)	207,940
Operating income (loss)	—	7,743	(2,365)	682	—	6,060
Other expense (income)
Interest expense, net of interest income	—	1,576	23,105	61	—	24,742
Equity in loss (income) of subsidiaries	10,796	(3,520)	—	—	(7,276)	—
Total other expense (income)	10,796	(1,944)	23,105	61	(7,276)	24,742
(Loss) income before income tax	(10,796)	9,687	(25,470)	621	7,276	(18,682)
Income tax provision (benefit)	—	1,823	(9,960)	251	—	(7,886)
Net (loss) income	(10,796)	7,864	(15,510)	370	7,276	(10,796)
Foreign currency translation	(435)	—	—	(435)	435	(435)
Comprehensive (loss) income	$(11,231)	$7,864	$(15,510)	$(65)	$7,711	$(11,231)

	Six Months Ended June 30, 2017
				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues
Games	$—	$—	$110,220	$3,706	$(3,546)	$110,380
Payments	—	340,060	15,482	16,369	(2,524)	369,387
Total revenues	—	340,060	125,702	20,075	(6,070)	479,767
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	25,802	1,839	(1,958)	25,683
Payments cost of revenue (exclusive of depreciation and amortization)	—	269,739	4,689	11,838	—	286,266
Operating expenses	—	34,894	22,098	4,892	(4,112)	57,772
Research and development	—	—	9,134	27	—	9,161
Depreciation	—	3,442	18,552	232	—	22,226
Amortization	—	5,496	28,306	962	—	34,764
Total costs and expenses	—	313,571	108,581	19,790	(6,070)	435,872
Operating income	—	26,489	17,121	285	—	43,895
Other expense (income)
Interest expense, net of interest income	—	2,508	46,049	381	—	48,938
Equity in income (loss) of subsidiaries	22,565	(5,986)	(82)	—	(16,497)	—
Loss on extinguishment of debt	—	14,615	—	—	—	14,615
Total other expense	22,565	11,137	45,967	381	(16,497)	63,553
(Loss) income before income tax	(22,565)	15,352	(28,846)	(96)	16,497	(19,658)
Income tax (benefit) provision	—	(646)	3,400	153	—	2,907
Net (loss) income	(22,565)	15,998	(32,246)	(249)	16,497	(22,565)
Foreign currency translation	1,108	—	—	1,108	(1,108)	1,108
Comprehensive (loss) income	$(21,457)	$15,998	$(32,246)	$859	$15,389	$(21,457)

	Six Months Ended June 30, 2016
				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues
Games	$—	$—	$102,442	$—	$—	$102,442
Payments	—	294,617	15,103	8,352	(745)	317,327
Total revenues	—	294,617	117,545	8,352	(745)	419,769
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	21,404	—	—	21,404
Payments cost of revenue (exclusive of depreciation and amortization)	—	236,949	4,548	4,658	—	246,155
Operating expenses	—	37,421	23,081	981	(745)	60,738
Research and development	—	—	10,040	—	—	10,040
Depreciation	—	4,484	20,260	61	—	24,805
Amortization	—	6,242	39,391	1,150	—	46,783
Total costs and expenses	—	285,096	118,724	6,850	(745)	409,925
Operating income (loss)	—	9,521	(1,179)	1,502	—	9,844
Other expense (income)
Interest expense, net of interest income	—	3,509	46,103	122	—	49,734
Equity in loss (income) of subsidiaries	23,948	(6,814)	—	—	(17,134)	—
Total other expense (income)	23,948	(3,305)	46,103	122	(17,134)	49,734
(Loss) income before income tax	(23,948)	12,826	(47,282)	1,380	17,134	(39,890)
Income tax provision (benefit)	—	1,936	(18,382)	504	—	(15,942)
Net (loss) income	(23,948)	10,890	(28,900)	876	17,134	(23,948)
Foreign currency translation	(920)	—	—	(920)	920	(920)
Comprehensive (loss) income	$(24,868)	$10,890	$(28,900)	$(44)	$18,054	$(24,868)

	At June 30, 2017
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$105,119	$8,172	$35,342	$—	$148,633
Settlement receivables	—	36,550	—	10,779	—	47,329
Trade and other receivables, net	—	6,763	35,013	3,647	—	45,423
Inventory	—	5,896	15,367	—	—	21,263
Prepaid expenses and other assets	—	6,376	5,256	8,863	—	20,495
Intercompany balances	—	132,937	202,342	1,515	(336,794)	—
Total current assets	—	293,641	266,150	60,146	(336,794)	283,143
Non-current assets
Property, equipment and leased assets, net	—	13,725	88,577	1,556	—	103,858
Goodwill	—	151,417	488,511	639	—	640,567
Other intangible assets, net	—	21,025	274,287	3,836	—	299,148
Other receivables	—	1,394	1,354	—	—	2,748
Investment in subsidiaries	(123,889)	178,954	969	86	(56,120)	—
Deferred tax asset	—	34,995	—	—	(34,995)	—
Other assets	—	5,085	2,625	224	—	7,934
Intercompany balances	—	1,146,516	—	—	(1,146,516)	—
Total non-current assets	(123,889)	1,553,111	856,323	6,341	(1,237,631)	1,054,255
Total assets	$(123,889)	$1,846,752	$1,122,473	$66,487	$(1,574,425)	$1,337,398
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EARNINGS
Current liabilities
Settlement liabilities	$—	$117,351	$132	$28,219	$—	$145,702
Accounts payable and accrued expenses	—	81,596	28,722	2,493	—	112,811
Current portion of long-term debt	—	8,200	—	—	—	8,200
Intercompany balances	—	199,378	125,295	12,121	(336,794)	—
Total current liabilities	—	406,525	154,149	42,833	(336,794)	266,713
Non-current liabilities
Deferred tax liability	—	—	95,171	—	(34,995)	60,176
Long-term debt, less current portion	—	1,131,473	—	—	—	1,131,473
Other accrued expenses and liabilities	—	2,619	336	—	—	2,955
Intercompany balances	—	—	1,146,516	—	(1,146,516)	—
Total non-current liabilities	—	1,134,092	1,242,023	—	(1,181,511)	1,194,604
Total liabilities	—	1,540,617	1,396,172	42,833	(1,518,305)	1,461,317
Stockholders’ (deficit) equity
Common stock	92	—	—	—	—	92
Additional paid-in capital	270,083	89,779	6,352	21,108	(117,239)	270,083
Accumulated (deficit) earnings	(216,864)	217,314	(279,505)	4,513	57,678	(216,864)
Accumulated other comprehensive loss	(958)	(958)	(546)	(1,967)	3,441	(988)
Treasury stock, at cost	(176,242)	—	—	—	—	(176,242)
Total stockholders’ (deficit) equity	(123,889)	306,135	(273,699)	23,654	(56,120)	(123,919)
Total liabilities and stockholders’ (deficit) equity	$(123,889)	$1,846,752	$1,122,473	$66,487	$(1,574,425)	$1,337,398

	At December 31, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$88,648	$9,103	$21,300	$—	$119,051
Settlement receivables	—	122,222	—	6,599	—	128,821
Trade and other receivables, net	—	9,001	41,743	5,907	—	56,651
Inventory	—	6,009	13,059	—	—	19,068
Prepaid expenses and other assets	—	5,359	3,807	8,882	—	18,048
Intercompany balances	—	106,729	188,028	1,461	(296,218)	—
Total current assets	—	337,968	255,740	44,149	(296,218)	341,639
Non-current assets
Property, equipment and leased assets, net	—	15,144	81,993	1,302	—	98,439
Goodwill	—	151,417	488,512	617	—	640,546
Other intangible assets, net	—	23,901	289,338	4,758	—	317,997
Other receivables	—	2,019	—	1	—	2,020
Investment in subsidiaries	(107,751)	171,979	1,293	86	(65,607)	—
Deferred tax asset	—	37,578	—	—	(37,578)	—
Other assets	—	4,940	2,286	296	—	7,522
Intercompany balances	—	1,143,115	7,851	—	(1,150,966)	—
Total non-current assets	(107,751)	1,550,093	871,273	7,060	(1,254,151)	1,066,524
Total assets	$(107,751)	$1,888,061	$1,127,013	$51,209	$(1,550,369)	$1,408,163
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Settlement liabilities	$—	$225,170	$268	$13,685	$—	$239,123
Accounts payable and accrued expenses	—	64,192	28,970	1,229	—	94,391
Current portion of long-term debt	—	10,000	—	—	—	10,000
Intercompany balances	—	189,488	101,387	5,343	(296,218)	—
Total current liabilities	—	488,850	130,625	20,257	(296,218)	343,514
Non-current liabilities
Deferred tax liability	—	—	95,189	—	(37,578)	57,611
Long-term debt, less current portion	—	1,111,880	—	—	—	1,111,880
Other accrued expenses and liabilities	—	2,583	368	—	—	2,951
Intercompany balances	—	—	1,143,116	7,850	(1,150,966)	—
Total non-current liabilities	—	1,114,463	1,238,673	7,850	(1,188,544)	1,172,442
Total liabilities	—	1,603,313	1,369,298	28,107	(1,484,762)	1,515,956
Stockholders’ deficit
Common stock	91	—	—	—	—	91
Additional paid-in capital	264,755	85,499	5,314	21,093	(111,906)	264,755
Accumulated (deficit) earnings	(194,299)	201,316	(247,273)	5,168	40,789	(194,299)
Accumulated other comprehensive loss	(2,067)	(2,067)	(326)	(3,159)	5,510	(2,109)
Treasury stock, at cost	(176,231)	—	—	—	—	(176,231)
Total stockholders’ (deficit) equity	(107,751)	284,748	(242,285)	23,102	(65,607)	(107,793)
Total liabilities and stockholders’ (deficit) equity	$(107,751)	$1,888,061	$1,127,013	$51,209	$(1,550,369)	$1,408,163

	Six Months Ended June 30, 2017
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net loss (loss)	$(22,565)	$15,998	$(32,246)	$(249)	$16,497	$(22,565)
Adjustments to reconcile net loss (income) to cash provided by operating activities:
Depreciation and amortization	—	8,938	46,858	1,194	—	56,990
Amortization of financing costs	—	3,186	—	—	—	3,186
Loss on sale or disposal of assets	—	331	1,068	—	—	1,399
Accretion of contract rights	—	—	3,909	—	—	3,909
Provision for bad debts	—	(179)	5,349	—	—	5,170
Reserve for obsolescence	—	258	8	—	—	266
Loss on early extinguishment of debt	—	14,615	—	—	—	14,615
Equity in loss (income) of subsidiaries	22,565	(5,986)	(82)	—	(16,497)	—
Stock-based compensation	—	2,442	1,038	—	—	3,480
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	(22,146)	(135)	10,392	—	(11,889)
Other changes in operating assets and liabilities	51	1,020	15,578	2,784	—	19,433
Net cash provided by operating activities	51	18,477	41,345	14,121	—	73,994
Cash flows from investing activities
Capital expenditures	—	(3,858)	(39,302)	(536)	—	(43,696)
Proceeds from sale of fixed assets	—	2	—	—	—	2
Placement fee agreements	—	—	(3,044)	—	—	(3,044)
Changes in restricted cash and cash equivalents	—	49	(130)	—	—	(81)
Intercompany investing activities	(1,839)	1,953	200	(97)	(217)	—
Net cash used in investing activities	(1,839)	(1,854)	(42,276)	(633)	(217)	(46,819)
Cash flows from financing activities
Repayments of prior credit facility	—	(465,600)	—	—	—	(465,600)
Repayments of secured notes	—	(335,000)	—	—	—	(335,000)
Proceeds from current credit facility	—	820,000	—	—	—	820,000
Debt issuance costs and discounts	—	(19,663)	—	—	—	(19,663)
Proceeds from exercise of stock options	1,799	—	—	—	—	1,799
Purchase of treasury stock	(11)	—	—	—	—	(11)
Intercompany financing activities	—	111	—	(328)	217	—
Net cash provided by (used in) financing activities	1,788	(152)	—	(328)	217	1,525
Effect of exchange rates on cash	—	—	—	882	—	882
Cash and cash equivalents
Net increase (decrease) for the period	—	16,471	(931)	14,042	—	29,582
Balance, beginning of the period	—	88,648	9,103	21,300	—	119,051
Balance, end of the period	$—	$105,119	$8,172	$35,342	$—	$148,633

	Six Months Ended June 30, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net (loss) income	$(23,948)	$10,890	$(28,900)	$876	$17,134	$(23,948)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	—	10,726	59,651	1,211	—	71,588
Amortization of financing costs	—	3,349	—	—	—	3,349
Loss on sale or disposal of assets	—	924	764	—	—	1,688
Accretion of contract rights	—	—	4,339	—	—	4,339
Provision for bad debts	—	17	4,938	—	—	4,955
Write-down of assets	—	—	4,289			4,289
Reserve for obsolescence	—	365	302	—	—	667
Equity in loss (income) of subsidiaries	23,948	(6,814)	—	—	(17,134)	—
Stock-based compensation	—	1,929	839	—	—	2,768
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	(21,968)	(25)	1,523	—	(20,470)
Other changes in operating assets and liabilities	1	(4,950)	12,017	119	—	7,187
Net cash provided by (used in) operating activities	1	(5,532)	58,214	3,729	—	56,412
Cash flows from investing activities
Capital expenditures	—	(5,953)	(40,452)	(104)	—	(46,509)
Proceeds from sale of fixed assets	—	4,608	—	—	—	4,608
Placement fee agreements	—	—	(11,187)	—	—	(11,187)
Changes in restricted cash and cash equivalents	—	54	—	—	—	54
Intercompany investing activities	6	586	99	(45)	(646)	—
Net cash provided by (used in) investing activities	6	(705)	(51,540)	(149)	(646)	(53,034)
Cash flows from financing activities
Repayments of prior credit facility	—	(19,400)	—	—	—	(19,400)
Debt issuance costs and discounts	—	(480)	—	—	—	(480)
Purchase of treasury stock	(13)	—	—	—	—	(13)
Intercompany financing activities	—	42	—	(688)	646	—
Net cash used in financing activities	(13)	(19,838)	—	(688)	646	(19,893)
Effect of exchange rates on cash	—	—	—	(411)	—	(411)
Cash and cash equivalents
Ne t(decrease) increase for the period	(6)	(26,075)	6,674	2,481	—	(16,926)
Balance, beginning of the period	6	87,078	3,900	11,046	—	102,030
Balance, end of the period	$—	$61,003	$10,574	$13,527	$—	$85,104

19.SUBSEQUENT EVENTS

As of the filing date, we had not identified, and were not aware of, any subsequent event for the period.

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

Everi is dedicated to providing video and mechanical reel gaming content and technology solutions, integrated gaming payments solutions and compliance and efficiency software. Everi Games provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including both Wide-Area Progressive systems and the award winning TournEvent® slot tournament solution; and (b) the central determinant system for the video lottery terminals installed in the State of New York. Everi Payments provides: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.

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

•

The total North American installed slot base in the second quarter of 2017 remained relatively flat to the same period in 2016. We expect flat to moderate growth in the forward replacement cycle for electronic gaming machines (“EGMs”).

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

Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

The following table presents our unaudited condensed consolidated results of operations (in thousands)*:

	Three Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017 vs 2016
	$	%	$	%	$ Variance	% Variance

Revenues
Games	$55,104	23%	$54,264	25%	$840	2%
Payments	187,126	77%	159,736	75%	27,390	17%
Total revenues	242,230	100%	214,000	100%	28,230	13%
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	13,239	5%	12,968	6%	271	2%
Payments cost of revenue (exclusive of depreciation and amortization)	145,467	60%	123,498	58%	21,969	18%
Operating expenses	28,779	12%	30,733	14%	(1,954)	(6)%
Research and development	4,618	2%	4,671	1%	(53)	(1)%
Depreciation	11,396	5%	12,470	6%	(1,074)	(9)%
Amortization	17,439	7%	23,600	11%	(6,161)	(26)%
Total costs and expenses	220,938	91%	207,940	97%	12,998	6%
Operating income	21,292	9%	6,060	3%	15,232	251%
Other expenses
Interest expense, net of interest income	23,881	10%	24,742	12%	(861)	(3)%
Loss on extinguishment of debt	14,615	6%	—	—%	14,615	—%
Total other expenses	38,496	16%	24,742	12%	13,754	56%
Loss before income tax	(17,204)	(7)%	(18,682)	(9)%	1,478	(8)%
Income tax provision (benefit)	1,853	1%	(7,886)	(4)%	9,739	(123)%
Net loss	$(19,057)	(8)%	$(10,796)	(5)%	$(8,261)	77%

*    Rounding may cause variances.

Revenues

Total revenues increased by $28.2 million, or 13%, to $242.2 million for the three months ended June 30, 2017, as compared to the same period in the prior year. This was primarily attributable to higher Payments revenues and slightly more Games revenues as well.

Games revenues increased by $0.8 million, or 2%, to $55.1 million for the three months ended June 30, 2017, as compared to the same period in the prior year. This was primarily related to an increase in unit sales, which were partially offset by a lower daily win per unit on leased games.

Payments revenues increased by $27.4 million, or 17%, to $187.1 million for the three months ended June 30, 2017, as compared to the same period in the prior year. This was primarily associated with higher dollar and transaction volumes and fees from our core cash access services.

Costs and Expenses

Games cost of revenues (exclusive of depreciation and amortization) increased by $0.3 million, or 2%, to $13.2 million for the three months ended June 30, 2017, as compared to the same period in the prior year. This was primarily due to the costs associated with the increase in unit sales.

Payments cost of revenues (exclusive of depreciation and amortization) increased by $22.0 million, or 18%, to $145.5 million for the three months ended June 30, 2017, as compared to the same period in the prior year. This was primarily related to the costs associated with the increase in core cash access services volumes.

Operating expenses decreased by $2.0 million, or 6%, to $28.8 million for the three months ended June 30, 2017, as compared to the same period in the prior year. This was primarily attributable to higher costs in the prior-year period for the write down of an acquired note receivable and a warrant associated with Bee Cave Games, Inc. (“Bee Cave”) and a loss on the sale of our plane, partially offset by higher payroll and related expenses and non-cash stock compensation costs.

Depreciation decreased by $1.1 million, or 9%, to $11.4 million for the three months ended June 30, 2017, as compared to the same period in the prior year. This was primarily associated with certain fixed assets being fully depreciated.

Amortization decreased by $6.2 million, or 26%, to $17.4 million for the three months ended June 30, 2017, as compared to the same period in the prior year. This was primarily associated with certain intangible assets being fully amortized in connection with our acquisition of the Games business.

Primarily as a result of the factors described above, operating income increased by $15.2 million, or 251%, to $21.3 million for the three months ended June 30, 2017, as compared to the same period in the prior year. The operating margin increased from 3% for the three months ended June 30, 2016 to 9% for the three months ended June 30, 2017.

Interest expense, net of interest income decreased by $0.9 million, or 3%, to $23.9 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This was primarily due to lower interest expense as a result of our debt refinancing in May 2017.

Loss on extinguishment of debt was $14.6 million for the three months ended June 30, 2017 as a result of our debt refinancing in May 2017.

Income tax provision was $1.9 million for the three months ended June 30, 2017, as compared to an income tax benefit of $7.9 million for the same period in the prior year. This was primarily due to an increase in the valuation allowance for deferred tax assets. The income tax provision reflected an effective income tax rate of negative 10.8% for the three months ended June 30, 2017, which was less than the statutory federal rate of 35.0% primarily due to an increase in our valuation allowance for deferred tax assets, partially offset by state taxes, the benefit from stock option exercises, and the benefit from a research credit. The income tax provision reflected an effective income tax rate of 42.2% for the same period in the prior year, which was higher than the statutory federal rate of 35.0% primarily due to state taxes, the true-up of certain foreign losses, the lower foreign tax rate applicable to our foreign source income, and the benefit from a research credit.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

The following table presents our unaudited condensed consolidated results of operation (in thousands)*:

	Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017 vs 2016
	$	%	$	%	$ Variance	% Variance
Revenues
Games	$110,380	23%	$102,442	24%	$7,938	8%
Payments	369,387	77%	317,327	76%	52,060	16%
Total revenues	479,767	100%	419,769	100%	59,998	14%
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	25,683	5%	21,404	5%	4,279	20%
Payments cost of revenue (exclusive of depreciation and amortization)	286,266	60%	246,155	59%	40,111	16%
Operating expenses	57,772	12%	60,738	14%	(2,966)	(5)%
Research and development	9,161	2%	10,040	2%	(879)	(9)%
Depreciation	22,226	5%	24,805	6%	(2,579)	(10)%
Amortization	34,764	7%	46,783	11%	(12,019)	(26)%
Total costs and expenses	435,872	91%	409,925	98%	25,947	6%
Operating income	43,895	9%	9,844	2%	34,051	346%
Other expenses
Interest expense, net of interest income	48,938	10%	49,734	12%	(796)	(2)%
Loss on extinguishment of debt	14,615	3%	—	—%	14,615	—%
Total other expenses	63,553	13%	49,734	12%	13,819	28%
Loss before income tax	(19,658)	(4)%	(39,890)	(10)%	20,232	(51)%
Income tax provision (benefit)	2,907	1%	(15,942)	(4)%	18,849	(118)%
Net loss	$(22,565)	(5)%	$(23,948)	(6)%	$1,383	(6)%

*    Rounding may cause variances.

Revenues

Total revenues increased by $60.0 million, or 14%, to $479.8 million for the six months ended June 30, 2017, as compared to the same period in the prior year. This was primarily attributable to higher Payments revenues as well as an increase in Games revenues.

Games revenues increased by $7.9 million, or 8%, to $110.4 million for the six months ended June 30, 2017, as compared to the same period in the prior year. This was primarily related to an increase in unit sales, which were partially offset by a lower daily win per unit on leased games.

Payments revenues increased by $52.1 million, or 16%, to $369.4 million for the six months ended June 30, 2017, as compared to the same period in the prior year. This was primarily associated with higher dollar and transaction volumes and fees from our core cash access services.

Costs and Expenses

Games cost of revenues (exclusive of depreciation and amortization) increased by $4.3 million, or 20%, to $25.7 million for the six months ended June 30, 2017, as compared to the same period in the prior year. This was primarily due to the costs associated with the increase in unit sales.

Payments cost of revenues (exclusive of depreciation and amortization) increased by $40.1 million, or 16%, to $286.3 million for the six months ended June 30, 2017, as compared to the same period in the prior year. This was primarily related to the costs associated with the increase in core cash access services volumes.

Operating expenses decreased by $3.0 million, or 5%, to $57.8 million for the six months ended June 30, 2017, as compared to the same period in the prior year. This was primarily attributable to higher costs in the prior-year period for the write down of an acquired note receivable and a warrant associated with Bee Cave and severance costs related to a former executive, partially offset by higher payroll and related expenses and non-cash stock compensation costs.

Research and development decreased by $0.9 million, or 9%, to $9.2 million for the six months ended June 30, 2017, as compared to the same period in the prior year. This was primarily due to a higher capitalization of certain development costs.

Depreciation decreased by $2.6 million, or 10%, to $22.2 million for the six months ended June 30, 2017, as compared to the same period in the prior year. This was primarily associated with certain fixed assets being fully depreciated.

Amortization decreased by $12.0 million, or 26%, to $34.8 million for the six months ended June 30, 2017, as compared to the same period in the prior year. This was primarily associated with certain intangible assets being fully amortized in connection with our acquisition of the Games business.

Primarily as a result of the factors described above, operating income increased by $34.1 million, or 346%, to $43.9 million for the six months ended June 30, 2017, as compared to the same period in the prior year. The operating margin increased from 2% for the six months ended June 30, 2016 to 9% for the six months ended June 30, 2017.

Interest expense, net of interest income decreased by $0.8 million, or 2%, to $48.9 million for the six months ended June 30, 2017, as compared to $49.7 for the six months ended June 30, 2016. This was primarily due to lower interest expense as a result of our debt refinancing in May 2017.

Loss on extinguishment of debt was $14.6 million for the six months ended June 30, 2017 as a result of our debt refinancing in May 2017.

Income tax provision was $2.9 million for the six months ended June 30, 2017, as compared to an income tax benefit of $15.9 million for the same period in the prior year. This was primarily due to an increase in the valuation allowance for deferred tax assets. The income tax provision reflected an effective income tax rate of negative 14.8% for the six months ended June 30, 2017, which was less than the statutory federal rate of 35.0% primarily due to an increase in our valuation allowance for deferred tax assets, partially offset by state taxes, the benefit from stock option exercises, and the benefit from a research credit. The income tax provision reflected an effective income tax rate of 40.0% for the same period in the prior year, which was higher than the statutory federal rate of 35.0% primarily due to state taxes, the true-up of certain foreign losses, the lower foreign tax rate applicable to our foreign source income, and the benefit from a research credit.

Games Revenues and Participation Units

The following tables include the revenues from our Games segment and the related participation units (amounts in thousands, except for EGMs):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Total		% of Games	Total		% of Games
	EGMs	Revenue	Revenue	EGMs	Revenue	Revenue	% Variance
Games revenues and participation units
Contractual agreement(1)	4,517	$6,311	11%	5,268	$8,680	16%	(27)%
Participation revenue(2)	8,425	25,713	47%	7,911	24,738	45%	4%
Sales	—	17,557	32%	—	15,483	29%	13%
NY Lottery(3)	—	4,677	8%	—	4,680	9%	(0)%
Other	—	846	2%	—	683	1%	24%
Total	12,942	$55,104	100%	13,179	$54,264	100%	2%

(1)	We enter into placement fee agreements for our EGMs to secure floor space for a contracted period of time.
(2)	In general, under participation arrangements, we secure floor space for our EGMs on a month-to-month basis.
(3)	We provide the New York Lottery with an accounting and central determinant system for the video lottery terminals in operation at licensed New York State racetracks.

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Total		% of Games	Total		% of Games
	EGMs	Revenue	Revenue	EGMs	Revenue	Revenue	% Variance
Games revenues and participation units
Contractual agreement(1)	4,517	$13,422	12%	5,268	$19,045	19%	(30)%
Participation revenue(2)	8,425	50,609	46%	7,911	49,346	48%	3%
Sales	—	36,282	33%	—	23,923	23%	52%
NY Lottery(3)	—	9,048	8%	—	9,194	9%	(2)%
Other	—	1,019	1%	—	934	1%	9%
Total	12,942	$110,380	100%	13,179	$102,442	100%	8%

(1)	We enter into placement fee agreements for our EGMs to secure floor space for a contracted period of time.
(2)	In general, under participation arrangements, we secure floor space for our EGMs on a month-to-month basis.
(3)	We provide the New York Lottery with an accounting and central determinant system for the video lottery terminals in operation at licensed New York State racetracks.

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

For the three and six months ended June 30, 2017, there were no material changes to the critical accounting policies and estimates discussed in our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents selected balance sheet information and an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At June 30,	At December 31,
	2017	2016
Balance sheet data
Total assets	$1,337,398	$1,408,163
Total borrowings	$1,139,673	$1,121,880
Total stockholders’ deficit	$(123,919)	$(107,793)

Cash available
Cash and cash equivalents	$148,633	$119,051
Settlement receivables	47,329	128,821
Settlement liabilities	(145,702)	(239,123)
Net cash position(1)	50,260	8,749

Undrawn revolving credit facility	35,000	50,000

Net cash available(1)	$85,260	$58,749

__________________

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

Cash Resources

Our cash balance, cash flows and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at June 30, 2017 included cash in non-U.S. jurisdictions of approximately $35.4 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers related to our cash access products. These services involve the movement of funds between the various parties associated with cash access transactions. These activities result in a balance due to us at the end of each business day for the face amount provided to patrons plus the service fee charged to those patrons that we recoup over the next few business days and classify as settlement receivables. These activities also result in a balance due to our customers at the end of each business day for the face amount provided to patrons that we remit over the next few business days and classify as settlement liabilities. As of June 30, 2017, we had $47.3 million in settlement receivables, for which we generally receive payment within one week. As of June 30, 2017, we had $145.7 million in settlement liabilities due to our customers for these settlement services that are generally paid within the next month. As the timing of cash received from settlement receivables and payment of settlement liabilities may differ, the total amount of cash held by us will fluctuate throughout the year.

Our cash and cash equivalents was $148.6 million and $119.1 million as of June 30, 2017 and December 31, 2016, respectively. Our net cash position after considering the impact of settlement receivables and settlement liabilities was $50.3 million and $8.7 million as of June 30, 2017 and December 31, 2016, respectively. Our net cash available after considering the net cash position and undrawn amounts available under our Revolving Credit Facility was approximately $85.3 million and $58.7 million as of June 30, 2017 and December 31, 2016, respectively.

Sources and Uses of Cash

The following table presents a summary of our cash flow activity (in thousands):

	Six Months Ended June 30,		June 30, 2017 vs 2016
	2017	2016	Change
Cash flow activities
Net cash provided by operating activities	$73,994	$56,412	$17,582
Net cash used in investing activities	$(46,819)	$(53,034)	$(6,215)
Net cash provided by (used in) financing activities	$1,525	$(19,893)	$21,418
Effect of exchange rates on cash	$882	$(411)	$1,293

Cash and cash equivalents
Net increase (decrease) for the period	29,582	(16,926)	46,508
Balance, beginning of the period	119,051	102,030	17,021
Balance, end of the period	$148,633	$85,104	$63,529

Cash flows provided by operating activities increased by $17.6 million for the six months ended June 30, 2017, as compared to the same period in the prior year. This was primarily due to an increase in operating income, partially offset by the reduction in depreciation and amortization expense for the six months ended June 30, 2017 as compared to the same period in the prior year.

Cash flows used in investing activities decreased by $6.2 million for the six months ended June 30, 2017, as compared to the same period in the prior year. This was primarily due to a decrease in capital expenditures and lower cash payments associated with placement fee agreements.

Cash flows provided by (used in) financing activities increased by $21.4 million for the six months ended June 30, 2017, as compared to the same period in the prior year. This was primarily attributable to the debt refinancing that occurred during the current period and an increase in the proceeds from exercises of stock options.

We expect that our cash provided by operating activities will be sufficient for our operating and debt servicing needs during the next 12 months. If not, we have sufficient borrowings available under the New Credit Facilities to meet additional funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly-available information. Based upon that information, we believe there is not a likelihood that any of our lenders might not be able to honor their commitments under the New Credit Agreement.

Long-Term Debt

The following table summarizes our indebtedness (in thousands):

	At June 30,	At December 31,
	2017	2016
Long-term debt
Senior secured term loan	$820,000	$465,600
Senior secured notes	—	335,000
Senior unsecured notes	350,000	350,000
Total debt	1,170,000	1,150,600
Less: debt issuance costs and discount	(30,327)	(28,720)
Total debt after debt issuance costs and discount	1,139,673	1,121,880
Less: current portion of long-term debt	(8,200)	(10,000)
Long-term debt, less current portion	$1,131,473	$1,111,880

Refinancing

On May 9, 2017 (the “Closing Date”), Everi Payments, as borrower, and Holdings entered into a credit agreement with the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (the “New Credit Agreement”). The New Credit Agreement provides for: (i) a $35.0 million, five-year senior secured revolving credit facility (the “New Revolving Credit Facility”); and (ii) an $820.0 million, seven-year senior secured term loan facility (the “New Term Loan Facility,” and together with the New Revolving Credit Facility, the “New Credit Facilities”). The fees associated with the New Credit Facilities included discounts of approximately $4.1 million and debt issuance costs of approximately $15.5 million. All borrowings under the New Credit Facilities are subject to the satisfaction of customary conditions, including the absence of defaults and the accuracy of representations and warranties.

The proceeds from the New Term Loan Facility incurred on the Closing Date were used to: (i) refinance: (a) the Everi Payments existing credit facility with an outstanding balance of approximately $462.3 million with Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer, Deutsche Bank Securities Inc., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers (the “Prior Credit Facility”); and (b) the Everi Payments 7.25% Senior Secured Notes due 2021 in the aggregate original principal amount of $335.0 million (the “Refinanced Secured Notes”); and (ii) pay related transaction fees and expenses.

In connection with the refinancing, we recorded a non-cash charge of approximately $14.6 million during the second quarter of 2017 related to the unamortized deferred financing fees and discounts related to the extinguished term loan under the Prior Credit Facility and the redeemed Refinanced Secured Notes. No prepayment penalties were incurred.

New Credit Facilities

The New Term Loan Facility matures seven years after the Closing Date (the “Stated Term Maturity Date”); provided that, if on the date that is 91 days prior to the maturity date (the “Unsecured Notes Maturity Date”) for the Everi Payments 10.00% Senior Unsecured Notes due 2022 in the aggregate original principal amount of $350.0 million (the “Unsecured Notes”), any Unsecured Notes remain outstanding and the Unsecured Notes Maturity Date has not been extended to a date that is at least six months after the Stated Term Maturity Date, then the New Term Loan Facility shall mature on the date that is 91 days before the Unsecured Notes Maturity Date. The New Revolving Credit Facility matures five years after the Closing Date; provided, that, if on the date that is 121 days prior to the Unsecured Notes Maturity Date, any Unsecured Notes remain outstanding and the Unsecured Notes Maturity Date has not been extended to a date that is at least six months after the Stated Term Maturity Date, then the New Revolving Credit Facility shall mature on the date that is 121 days before the Unsecured Notes Maturity Date. The New Revolving Credit Facility is available for general corporate purposes, including permitted acquisitions, working capital and the issuance of letters of credit.

The interest rate per annum applicable to loans under the New Revolving Credit Facility will be, at Everi Payments’ option, the base rate or the Eurodollar Rate (defined to be the London Interbank Offered Rate or a comparable or successor rate) (the “Eurodollar Rate”) plus, in each case, an applicable margin. The interest rate per annum applicable to the New Term Loan Facility will also be, at Everi Payments’ option, the base rate or the Eurodollar Rate plus, in each case, an applicable margin. The Eurodollar Rate will be reset at the beginning of each selected interest period based on the Eurodollar Rate then in effect; provided that, if the Eurodollar Rate is below 1.0%, then such rate will be equal to 1.0% plus the applicable margin. The base rate is a fluctuating interest rate equal to the highest of: (i) the prime lending rate announced by the administrative agent; (ii) the federal funds effective rate from time to time plus 0.50%; and (iii) the Eurodollar Rate (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%. The applicable margins for both the New Revolving Credit Facility and the New Term Loan Facility are: (i) 4.50% in respect of Eurodollar Rate loans and (ii) 3.50% in respect of base rate loans.

Voluntary prepayments of the term loan and the revolving loans and voluntary reductions in the unused commitments are permitted in whole or in part, in minimum amounts as set forth in the New Credit Agreement governing the New Credit Facilities, with prior notice but without premium or penalty, except that certain refinancings of the term loans within six months after the Closing Date will be subject to a prepayment premium of 1.00% of the principal amount repaid.

Subject to certain exceptions, the obligations under the New Credit Facilities are secured by substantially all of the present and after acquired assets of each of Everi Payments, Holdings and the subsidiary guarantors party thereto including: (i) a perfected first priority pledge of all the capital stock of Everi Payments and each domestic direct, wholly owned material restricted subsidiary held by Holdings, Everi Payments or any such subsidiary guarantor; and (ii) a perfected first priority security interest in substantially all other tangible and intangible assets of Holdings, Everi Payments, and such subsidiary guarantors (including, but not limited to, accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing). Subject to certain exceptions, the New Credit Facilities are unconditionally guaranteed by Holdings and such subsidiary guarantors.

The New Credit Agreement governing the New Credit Facilities contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The New Credit Agreement governing the New Credit Facilities also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio. At June 30, 2017, our consolidated secured leverage ratio was 3.67 to 1.00, with a maximum allowable ratio of 5.00 to 1.00. Our maximum consolidated secured leverage ratio will be 5.00 to 1.00, 4.75 to 1.00, and 4.50 to 1.00 as of December 31, 2017, 2018, and 2019 and thereafter, respectively.

We were in compliance with the terms of the New Credit Facilities as of June 30, 2017.

Events of default under the New Credit Agreement governing the New Credit Facilities include customary events such as a cross-default provision with respect to other material debt. In addition, an event of default will occur if Holdings undergoes a change of control. This is defined to include the case where Holdings ceases to own 100% of the equity interests of Everi Payments, or where any person or group acquires a percentage of the economic or voting interests of Holdings’ capital stock of 35% or more (determined on a fully diluted basis).

We are required to repay the New Term Loan Facility in an amount equal to 0.25% per quarter of the initial aggregate principal, with the final principal repayment installment on the maturity date. Interest is due in arrears on each interest payment date applicable thereto and at such other times as may be specified in the New Credit Agreement. As to any loan other than a base rate loan, the interest payment dates shall be the last day of each interest period applicable to such loan and the maturity date (provided,  however, that if any interest period for a Eurodollar Rate loan exceeds three months, the respective dates that fall every three months after the beginning of such interest period shall also be interest payment dates). As to any base rate loan, the interest payment dates shall be last business day of each March, June, September and December and the maturity date.

For the quarter ended June 30, 2017, the Prior Credit Facility had an applicable weighted average interest rate of 6.30%;  the New Term Loan Facility had an applicable weighted average interest rate of 5.66%; and a blended weighted average interest rate of 5.89%. For the six months ended June 30, 2017, the Prior Credit Facility had an applicable weighted average interest rate of 6.29%; the New Term Loan Facility had an applicable weighted average interest rate of 5.66%; and a blended weighted average interest rate of 5.99% for the period ended June 30, 2017.

At June 30, 2017, we had $820.0 million of borrowings outstanding under the New Term Loan Facility and no borrowings outstanding under the New Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the New Revolving Credit Facility as of June 30, 2017.

Refinanced Senior Secured Notes

In connection with entering into the New Credit Agreement, on May 9, 2017, Everi Payments redeemed in full $335.0 million face value (plus accrued interest) of the Refinanced Secured Notes. As a result of the redemption, the Company recorded $1.7 million, which consisted of unamortized deferred financing fees of $0.2 million and discounts of $1.5 million. These fees are included in the total $14.6 million non-cash charge.

Senior Unsecured Notes

In December 2014, we issued $350 million in aggregate principal amount of 10.00%  Unsecured Notes due 2022 (the “Unsecured Notes”). The fees associated with the Unsecured Notes included original issue discounts of approximately $3.8 million and debt issuance costs of approximately $14.0 million.

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

We were in compliance with the terms of the Unsecured Notes as of June 30, 2017 and December 31, 2016.

Contractual Obligations

The following transactions have resulted in a change in our commitments under contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016:

In May 2017, we entered into the New Credit Agreement, which provides for the $35.0 million New Revolving Credit Facility and the $820.0 million New Term Loan Facility. Under the New Credit Agreement, we are required to make principal payments of 1% annually of $4.1 million in 2017, $8.2 million in years 2018 through 2021 and $783.1 million thereafter. We also have required interest payments, computed using a blended weighted average interest rate at June 30, 2017 of 5.56%, of $23.7 million, $45.7 million, $45.2 million, $44.8 million, $44.4 million and $102.5 million from 2017 through 2021 and thereafter, respectively.

In August 2017, we extended the term of our placement fee agreements to 6 years and 11 months with our largest customer in Oklahoma. Under the terms of the agreement, we made a $10.0 million cash payment in August 2017, and will pay approximately $5.6 million per quarter in placement fees, beginning in January 2018 and ending in July 2019.

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

Off-Balance Sheet Arrangements

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Condensed Consolidated Statements of Loss and Comprehensive Loss, were $1.2 million and $2.4 million for the three and six months ended June 30, 2017, respectively, and $0.7 million and $1.6 million for the three and six months ended June 30, 2016, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Condensed Consolidated Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $259.2 million and $285.4 million as of June 30, 2017 and December 31, 2016, respectively.

The Contract Cash Solutions Agreement, as amended, provides us with cash in the maximum amount of $425.0 million during the term of the agreement, which expires on June 30, 2019.

We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three and six months ended June 30, 2017 and 2016.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR. We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. The currency supplied by Wells Fargo was $259.2 million as of June 30, 2017. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $2.6 million impact on income before taxes over a 12-month period. Foreign gaming establishments or third-party vendors supply the currency needs for the ATMs located on their premises.

The New Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the New Credit Facilities paid based on a base rate or based on LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities.

The weighted average interest rate on the New Credit Facilities was approximately 5.66% for the six months ended June 30, 2017. Based upon the outstanding balance on the New Credit Facilities of $820.0 million as of June 30, 2017, each 1% increase in the applicable LIBOR would have a $8.2 million impact on interest expense over a 12-month period. The interest rate on the Unsecured Notes is fixed, and therefore, an increase in LIBOR does not impact the interest expense associated with such notes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2017

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases and Withholding of Equity Securities

	Total Number of	Average Price per
	Shares Purchased (1)	Share (2)
	(in thousands)
Tax Withholdings
4/1/17 - 4/30/17	—	$—
5/1/17 - 5/31/17	—	$—
6/1/17 - 6/30/17	0.5	$6.85
Total	0.5	$6.85

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

10.1

Credit Agreement, dated as of May 9, 2017, among Everi Payments, the Company, the lenders to the party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.2

Security Agreement, dated May 9, 2017, among Everi Payments, the Company, as a guarantor, the subsidiary guarantors party thereto, and Jefferies Finance LLC, as collateral agent, related to the Credit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.3

Guaranty, dated May 9, 2017, by Everi Holdings Inc., as a guarantor, and the subsidiary guarantors party thereto, in favor of the lenders party from time to time to the Credit Agreement and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.4

Amended and Restated Employment Agreement with Michael Rumbolz (effective May 5, 2017) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.5

Notice of Grant of Restricted Stock and Restricted Stock Agreement with Michael Rumbolz, dated May 5, 2017 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.6

Form of Notice of Grant of Restricted Stock (Time-Based) (Double-Trigger Acceleration) for Executives under the Company’s 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.7

Form of Restricted Stock Agreement under the Company’s 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.8

Form of Notice of Grant of Restricted Stock (Time-Based) (Double-Trigger Acceleration) for Executives under the Company’s 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.9

Form of Restricted Stock Agreement under the Company’s 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.10

Amended and Restated 2014 Equity Incentive Plan (effective as of May 23, 2017) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017).

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

August 8, 2017	EVERI HOLDINGS INC.
(Date)	(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Credit Agreement, dated as of May 9, 2017, among Everi Payments, the Company, the lenders to the party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.2

Security Agreement, dated May 9, 2017, among Everi Payments, the Company, as a guarantor, the subsidiary guarantors party thereto, and Jefferies Finance LLC, as collateral agent, related to the Credit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.3

Guaranty, dated May 9, 2017, by Everi Holdings Inc., as a guarantor, and the subsidiary guarantors party thereto, in favor of the lenders party from time to time to the Credit Agreement and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.4

Amended and Restated Employment Agreement with Michael Rumbolz (effective May 5, 2017) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.5

Notice of Grant of Restricted Stock and Restricted Stock Agreement with Michael Rumbolz, dated May 5, 2017 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.6

Form of Notice of Grant of Restricted Stock (Time-Based) (Double-Trigger Acceleration) for Executives under the Company’s 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.7

Form of Restricted Stock Agreement under the Company’s 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.8

Form of Notice of Grant of Restricted Stock (Time-Based) (Double-Trigger Acceleration) for Executives under the Company’s 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.9

Form of Restricted Stock Agreement under the Company’s 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.10

Amended and Restated 2014 Equity Incentive Plan (effective as of May 23, 2017) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2017).

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