Form 10-Q
period 2017-09-30
Everi Holdings Inc.
filed 2017-11-07
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,  2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 1, 2017, there were 67,366,979 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In thousands, except loss per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Games	$55,452	$56,218	$165,832	$158,660
Payments	191,870	165,959	561,257	483,286
Total revenues	247,322	222,177	727,089	641,946
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	13,820	15,467	39,503	36,871
Payments cost of revenue (exclusive of depreciation and amortization)	149,838	127,211	436,104	373,366
Operating expenses	29,463	26,996	87,235	87,735
Research and development	4,545	4,460	13,706	14,499
Depreciation	12,539	12,367	34,765	37,172
Amortization	17,322	24,104	52,086	70,887
Total costs and expenses	227,527	210,605	663,399	620,530
Operating income	19,795	11,572	63,690	21,416
Other expenses
Interest expense, net of interest income	23,368	24,815	72,306	74,548
Loss on extinguishment of debt	—	—	14,615	—
Total other expenses	23,368	24,815	86,921	74,548
Loss before income tax	(3,573)	(13,243)	(23,231)	(53,132)
Income tax provision (benefit)	716	(4,989)	3,623	(20,930)
Net loss	(4,289)	(8,254)	(26,854)	(32,202)
Foreign currency translation	602	(394)	1,710	(1,314)
Comprehensive loss	$(3,687)	$(8,648)	$(25,144)	$(33,516)
Loss per share
Basic	$(0.06)	$(0.12)	$(0.40)	$(0.49)
Diluted	$(0.06)	$(0.12)	$(0.40)	$(0.49)
Weighted average common shares outstanding
Basic	66,897	66,049	66,449	66,041
Diluted	66,897	66,049	66,449	66,041

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	At September 30,	At December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$108,471	$119,051
Settlement receivables	127,443	128,821
Trade and other receivables, net of allowances for doubtful accounts of $5,427 and $4,701 at September 30, 2017 and December 31, 2016, respectively	44,971	56,651
Inventory	23,790	19,068
Prepaid expenses and other assets	22,538	18,048
Total current assets	327,213	341,639
Non-current assets
Property, equipment and leased assets, net	109,399	98,439
Goodwill	640,593	640,546
Other intangible assets, net	338,074	317,997
Other receivables	2,876	2,020
Other assets	7,450	7,522
Total non-current assets	1,098,392	1,066,524
Total assets	$1,425,605	$1,408,163
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Settlement liabilities	$197,494	$239,123
Accounts payable and accrued expenses	126,625	94,391
Current portion of long-term debt	8,200	10,000
Total current liabilities	332,319	343,514
Non-current liabilities
Deferred tax liability	60,785	57,611
Long-term debt, less current portion	1,130,671	1,111,880
Other accrued expenses and liabilities	25,634	2,951
Total non-current liabilities	1,217,090	1,172,442
Total liabilities	1,549,409	1,515,956
Commitments and contingencies (Note 12)
Stockholders’ deficit
Common stock, $0.001 par value, 500,000 shares authorized and 91,918 and 90,952 shares issued at September 30, 2017 and December 31, 2016, respectively	92	91
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and 0 shares outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	273,906	264,755
Accumulated deficit	(221,152)	(194,299)
Accumulated other comprehensive loss	(399)	(2,109)
Treasury stock, at cost, 24,872 and 24,867 shares at September 30, 2017 and December 31, 2016, respectively	(176,251)	(176,231)
Total stockholders’ deficit	(123,804)	(107,793)
Total liabilities and stockholders’ deficit	$1,425,605	$1,408,163

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(26,854)	$(32,202)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	86,851	108,059
Amortization of financing costs	4,567	5,023
Loss on sale or disposal of assets	1,580	2,554
Accretion of contract rights	5,845	6,521
Provision for bad debts	7,946	7,192
Deferred income taxes	3,174	(22,259)
Write-down of assets	—	4,289
Reserve for obsolescence	46	942
Loss on extinguishment of debt	14,615	—
Stock-based compensation	5,125	4,146
Changes in operating assets and liabilities:
Settlement receivables	1,569	9,158
Trade and other receivables	2,767	(1,386)
Inventory	(5,314)	6,315
Prepaid and other assets	(3,337)	2,912
Settlement liabilities	(41,799)	(22,000)
Accounts payable and accrued expenses	12,981	6,544
Net cash provided by operating activities	69,762	85,808
Cash flows from investing activities
Capital expenditures	(70,057)	(67,025)
Acquisitions, net of cash acquired	—	(694)
Proceeds from sale of fixed assets	4	4,608
Placement fee agreements	(13,132)	(11,187)
Changes in restricted cash	(149)	88
Net cash used in investing activities	(83,334)	(74,210)
Cash flows from financing activities
Repayments of new credit facility	(2,050)	—
Repayments of prior credit facility	(465,600)	(21,900)
Repayments of secured notes	(335,000)	—
Proceeds from current credit facility	820,000	—
Debt issuance costs and discounts	(19,748)	(480)
Proceeds from exercise of stock options	4,046	—
Purchase of treasury stock	(21)	(17)
Net cash provided by (used in) financing activities	1,627	(22,397)
Effect of exchange rates on cash	1,365	(743)
Cash and cash equivalents
Net decrease for the period	(10,580)	(11,542)
Balance, beginning of the period	119,051	102,030
Balance, end of the period	$108,471	$90,488

See notes to unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2017	2016
Supplemental cash disclosures
Cash paid for interest	$59,894	$55,465
Cash paid for income tax	$760	$1,124
Cash refunded for income tax	$200	$92
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$4,736	$1,427
Accrued and unpaid placement fees	$39,074	$—
Accrued and unpaid contingent liability for acquisitions	$—	$(3,169)
Transfer of leased gaming equipment to inventory	$6,093	$6,222

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In this filing, we refer to: (i) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements,” (ii) our Unaudited Condensed Consolidated Statements of Loss and Comprehensive Loss as our “Statements of Loss,” (iii) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets,” and our Unaudited Condensed Consolidated Statements of Cash Flows as our “Cash Flows.”

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

Everi is dedicated to providing video and mechanical reel gaming content and technology solutions, integrated gaming payments solutions and compliance and efficiency software to casino operators. Everi Games provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including both Wide-Area Progressive (“WAP”) systems and the TournEvent® slot tournament solution; and (b) the central determinant system for the video lottery terminals installed in the State of New York. Everi Payments provides: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

The carrying amount of cash and cash equivalents, settlement receivables, trade receivables, other receivables, settlement liabilities, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments. The fair value of our borrowings are estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (in thousands).

	Level of Hierarchy	Fair Value	Outstanding Balance
September 30, 2017
Term loan	2	$826,130	$817,950
Senior unsecured notes	1	$378,875	$350,000
December 31, 2016
Term loan	1	$451,632	$465,600
Senior secured notes	3	$324,950	$335,000
Senior unsecured notes	1	$350,000	$350,000

The term loan facility was reported at fair value using a Level 2 input as there were quoted prices in markets that were not considered active as of September 30, 2017. The senior unsecured notes were reported at fair value using a Level 1 input as there were quoted prices in markets that were considered active as of September 30, 2017.

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

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, which provides updated guidance on the goodwill impairment test and the method by which an entity recognizes an impairment charge. These amendments eliminate Step 2 from the current goodwill impairment process and require that an entity recognize an impairment charge equal to the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, a company should also take into consideration income tax effects from tax deductible goodwill on the carrying amount of a reporting unit when recording an impairment loss. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance will be applied using a prospective approach. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this guidance in the current period. As no indicators of impairment were identified for our goodwill during the three and nine months ended September 30, 2017, this ASU did not impact our Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We adopted this guidance in the current period on a prospective basis. As of September 30, 2017, the adoption of ASU No. 2016-09 has not materially impacted our Financial Statements. With respect to forfeitures, the Company will continue to estimate the number of awards expected to be forfeited in accordance with our existing accounting policy. In addition, our Cash Flows present excess tax benefits as operating activities in the current period, as the prior period was not adjusted.

In July 2015, the FASB issued ASU No. 2015-11, which provides guidance on the measurement of inventory value. The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments do not apply to inventory that is measured using LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. The pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. We adopted this guidance in the current period. This ASU did not have a material impact on our Financial Statements.

Recent Accounting Guidance Not Yet Adopted

In May 2017, the FASB issued ASU No. 2017-09 to clarify which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. An entity is required to account for the effects of a modification unless all of the following conditions are met: (i) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted in the first period of the year this guidance is adopted. We are currently evaluating the impact of adopting this guidance on our Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, which clarifies the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance will be applied using a prospective approach as of the beginning of the first period of adoption. Early adoption is permitted for acquisitions, or disposals that occur before the issuance date or effectiveness date of the amendments when the transaction has not been reported in financial statements that have been issued or made available for issuance. We are currently evaluating the impact of adopting this guidance on our Financial Statements.

In October 2016, the FASB issued ASU No. 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance will be applied using a retrospective approach to each period presented. Early adoption is permitted and adoption in an interim period should reflect adjustments as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of adopting this guidance on our Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, which provides updated guidance on the recognition of the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs, and this eliminates the exception for an intra-entity transfer of such assets. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance will be applied using a modified retrospective approach through a cumulative-effective adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted during the first interim period of the year this guidance is adopted. We are currently evaluating the impact of adopting this guidance on our Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which provides updated guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance will be applied using a retrospective approach. If it is impracticable to apply the amendments retrospectively for some of the issues within this ASU, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted including adoption in an interim period. We are currently evaluating the impact of adopting this guidance on our Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, which provides updated guidance on credit losses for financial assets measured at amortized cost basis and available-for sale debt securities. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance will be applied using a modified retrospective approach for the cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective and using a prospective approach for debt securities for which any other-than-temporary impairment had been recognized before the effective date. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting this guidance on our Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which provides guidance on the accounting treatment of leases. The ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are currently assessing the impact of this ASU on our Financial Statements, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our Balance Sheets, which will result in the recording of right of use assets and lease obligations and are currently discussed in “Note 12 — Commitments and Contingencies.”

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

Game Operations

We expect revenue recognition to be consistent with our current practices, however, with respect to our WAP offering(s), for which we initiated this year, we will be required to net the direct costs with Games revenues as opposed to our existing practice of recording those amounts to Games cost of revenues. WAP jackpot expense was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively.

Payments Segment:

Cash Advance, ATM and Check Services

We generally expect revenue recognition to be consistent with our current practices, however, there may potentially be significant differences as we continue to evaluate the implications specifically related to our reporting these revenues on a gross versus net basis. As such, there will be no effect on operating income, net loss, cash flows or the timing of revenues recognized and costs incurred. In addition, there may be changes to the Kiosk Sales and Services and Compliance Sales and Services offerings that impact cash advance, ATM and check services revenue streams as we continue to evaluate the revenue recognition standard.

Central Credit	We expect revenue recognition to be consistent with our current practices, however, there may be differences as we continue to evaluate the implications.

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

Currently, we do not expect our Games or certain of our Payments revenues to be materially impacted by the implementation of this guidance; however, we continue to evaluate certain of our other Payments-related revenue streams as there may be a potentially significant impact, depending on our final interpretation of the accounting guidance. More specifically, based on the transition guidance related to the new revenue recognition standard, we are in the process of determining if our cash advance, ATM and check services revenue streams will be required to be reported “net of transaction price” rather than our current gross revenue presentation basis. Under the existing Topic 605, certain factors that supported our gross reporting position have been eliminated in the new Topic 606. In addition, our understanding of the new transition guidance, as it specifically pertains to payments from customers, may further require us to report certain of these Payments-related revenue streams on a net presentation basis. If our conclusions, in accordance with GAAP, support a net reporting of these specific revenue streams, this will have a significant impact on our revenues, cost of revenues and margins for the affected revenue streams, however, there will be no effect on operating income, net loss, cash flows or the timing of revenues recognized and costs incurred.

As we continue to take the necessary measures of preparedness in connection with the adoption of the new revenue recognition standard, we continue to do the following:

•	Evaluate our revenue streams to determine the extent, if any, of the changes to the timing and amount of revenue recorded in each reporting period.
•	Review our existing accounting policies, procedures and internal controls to further determine the impact of the new standard on our Financial Statements.
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

We may identify other impacts from the implementation of this guidance as we continue our assessment. We expect to adopt this guidance using the modified retrospective method beginning in the first quarter of 2018.

3.	BUSINESS COMBINATIONS

We account for business combinations in accordance with ASC 805, which requires that the identifiable assets acquired and liabilities assumed be recorded at their estimated fair values on the acquisition date separately from goodwill, which is the excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities. We include the results of operations of an acquired business as of the acquisition date. We had no material acquisitions for the three and nine months ended September 30, 2017 and 2016.

4.	FUNDING AGREEMENTS

Contract Cash Solutions Agreement

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Loss, were $1.2 million and $3.5 million for the three and nine months ended September 30, 2017, respectively, and $0.7 million and $2.3 million for the three and nine months ended September 30, 2016, respectively. We are exposed to interest rate risk to the extent that the applicable London Interbank Offered Rate (“LIBOR”) increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $226.6 million and $285.4 million as of September 30, 2017 and December 31, 2016, respectively.

The Contract Cash Solutions Agreement, as amended, provides us with cash in the maximum amount of $425.0 million during the term of the agreement, which expires on June 30, 2019.

We are responsible for any losses of cash in the ATMs under this agreement, and we self‑insure for this risk. We incurred no material losses related to this self‑insurance for the three and nine months ended September 30, 2017 and 2016.

Site-Funded ATMs

We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability included within settlement liabilities in the accompanying Balance Sheets was $134.1 million and $151.0 million as of September 30, 2017 and December 31, 2016, respectively.

Prefunded Cash Access Agreements

Due to certain regulatory requirements, some international gaming establishments require prefunding of cash to cover all outstanding settlement amounts in order for us to provide cash access services to their properties. We enter into agreements with these operators for which we supply our cash access services for their properties. Under these agreements, we maintain sole discretion to either continue or cease operations as well as discretion over the amounts prefunded to the properties and may request amounts to be refunded to us, with appropriate notice to the operator, at any time. The initial prefunded amounts and subsequent amounts from the settlement of transactions are deposited into a bank account that is to be used exclusively for cash access services, and we maintain the right to monitor all transaction activity in that account. The total amount of prefunded cash outstanding was approximately $9.3 million and $8.5 million at September 30, 2017 and December 31, 2016, respectively, and is included in prepaid expenses and other assets on our Balance Sheets.

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

	At September 30,	At December 31,
	2017	2016
Trade and other receivables, net
Games trade and loans receivables	$36,837	$44,410
Payments trade and loans receivables	10,214	12,337
Other receivables	796	1,924
Total trade and other receivables, net	$47,847	$58,671
Less: non-current portion of receivables	2,876	2,020
Total trade and other receivables, current portion	$44,971	$56,651

At least quarterly, we evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the expected losses on our receivables. The allowance for doubtful accounts for trade receivables was $5.4 million and $4.7 million as of September 30, 2017 and December 31, 2016, respectively, and includes reserves for both Games and Payments receivables. The provision for doubtful accounts is generally included within operating expenses in the Statements of Loss. We also have a provision for doubtful accounts specifically associated with our outstanding check warranty receivables, which is included within Payments cost of revenues (exclusive of depreciation and amortization) in the Statements of Loss. The outstanding balances of the check warranty and general reserves were $3.0 million and $2.4 million, respectively, as of September 30, 2017 and $2.7 million and $2.0 million, respectively, as of December 31, 2016.

6.	PREPAID AND OTHER ASSETS

Prepaid and other assets include the balance of prepaid expenses, deposits, debt issuance costs on our Revolving Credit Facility (defined herein), restricted cash and other assets. The current portion of these assets is included in prepaid and other assets and the non-current portion is included in other assets, both of which are contained within the Balance Sheets.

The balance of the current portion of prepaid and other assets consisted of the following (in thousands):

	At September 30,	At December 31,
	2017	2016
Prepaid expenses and other assets
Deposits	$9,971	$8,622
Prepaid expenses	7,870	5,937
Other	4,697	3,489
Total prepaid expenses and other assets	$22,538	$18,048

The balance of the non-current portion of other assets consisted of the following (in thousands):

	At September 30,	At December 31,
	2017	2016
Other assets
Prepaid expenses and deposits	$3,464	$3,399
Debt issuance costs of revolving credit facility	898	689
Other	3,088	3,434
Total other assets	$7,450	$7,522

7.	INVENTORY

Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight. The inventory is stated at the lower of cost or net realizable value and accounted for using the FIFO method.

Inventory consisted of the following (in thousands):

	At September 30,	At December 31,
	2017	2016
Inventory
Raw materials and component parts, net of reserves of $1,523 and $2,155 at September 30, 2017 and December 31, 2016, respectively	$15,974	$12,570
Work-in-progress	3,516	1,502
Finished goods	4,300	4,996
Total inventory	$23,790	$19,068

8.	PROPERTY, EQUIPMENT AND LEASED ASSETS

Property, equipment and leased assets consist of the following (in thousands):

		At September 30, 2017			At December 31, 2016
	Useful Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Cost	Depreciation	Value	Cost	Depreciation	Value
Property, equipment and leased assets
Rental pool - deployed	2-4	$149,895	$73,623	$76,272	$123,812	$59,188	$64,624
Rental pool - undeployed	2-4	19,829	10,874	8,955	13,456	5,721	7,735
ATM equipment	5	17,154	11,992	5,162	16,537	11,189	5,348
Leasehold and building improvements	Lease Term	10,723	4,820	5,903	10,023	3,698	6,325
Cash advance equipment	3	8,492	5,544	2,948	8,590	4,499	4,091
Machinery, office and other equipment	2-5	33,217	23,058	10,159	30,424	20,108	10,316
Total		$239,310	$129,911	$109,399	$202,842	$104,403	$98,439

Depreciation expense related to property, equipment and leased assets totaled approximately $12.5 million and $34.8 million for the three and nine months ended September 30, 2017, respectively, and $12.4 million and $37.2 million for the three and nine months ended September 30, 2016, respectively. There was no material impairment of our property, equipment and leased assets for the three and nine months ended September 30, 2017 and 2016.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was $640.6 million and $640.5 million at September 30, 2017 and December 31, 2016, respectively.

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

No impairment was identified for our goodwill for the three and nine months ended September 30, 2017 and 2016.

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

		At September 30, 2017			At December 31, 2016
	Useful Life		Accumulated	Net Book		Accumulated	Net Book
	(years)	Cost	Amortization	Value	Cost	Amortization	Value
Other intangible assets
Contract rights under placement fee agreements	1-7	$59,605	$1,782	$57,823	$17,742	$6,281	$11,461
Customer contracts	7-14	50,975	42,768	8,207	50,975	40,419	10,556
Customer relationships	8-12	231,100	58,412	172,688	231,100	42,688	188,412
Developed technology and software	1-6	244,151	152,706	91,445	224,265	126,721	97,544
Patents, trademarks and other	1-17	28,834	20,923	7,911	27,771	17,747	10,024
Total		$614,665	$276,591	$338,074	$551,853	$233,856	$317,997

Amortization expense related to other intangible assets was approximately $17.3 million and $52.1 million for the three and nine months ended September 30, 2017, respectively, and $24.1 million and $70.9 million for the three and nine months ended September 30, 2016, respectively.

We evaluate our other intangible assets for potential impairment in connection with our quarterly review process. There was no material impairment identified for any of our other intangible assets for the three and nine months ended September 30, 2017 and 2016.

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

Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the facility. In the past we have, and in the future, we may, by mutual agreement, amend these agreements to reduce our floor space at the facilities. Any proceeds received for the reduction of floor space are first applied against the intangible asset for that particular placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life. In July 2017, we entered into a placement fee agreement with a customer for certain of its locations for approximately $49.1 million, net of $10.1 million of unamortized fees related to superseded contracts. During the three and nine months ended September 30, 2017, we paid approximately $10.1 million and $13.1 million, respectively, in placement fees primarily related to this agreement. For the nine months ended September 30, 2016, $11.2 million was paid to extend the term of placement fee agreements with the same customer for certain of its locations. We did not enter into any placement fee agreements or incur related fees during the three months ended September 30, 2016.

10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents our accounts payable and accrued expenses (in thousands):

	At September 30,	At December 31,
	2017	2016
Accounts payable and accrued expenses
Trade accounts payable	$62,422	$55,352
Placement fees(1)	16,746	—
Accrued interest	7,650	82
Payroll and related expenses	10,207	12,305
Deferred and unearned revenues	9,981	9,222
Cash access processing and related expenses	7,682	7,001
Accrued taxes	2,734	2,587
Other	9,203	7,842
Total accounts payable and accrued expenses	$126,625	$94,391

(1)

The total outstanding balance of the placement fees was $39.1 million. The remaining $22.3 million of non-current placement fees was included in other accrued expenses and liabilities in our Balance Sheets as of September 30, 2017.

11.	LONG-TERM DEBT

The following table summarizes our outstanding indebtedness (in thousands):

	At September 30,	At December 31,
	2017	2016
Long-term debt
Senior secured term loan	$817,950	$465,600
Senior secured notes	—	335,000
Senior unsecured notes	350,000	350,000
Total debt	1,167,950	1,150,600
Less: debt issuance costs and discount	(29,079)	(28,720)
Total debt after debt issuance costs and discount	1,138,871	1,121,880
Less: current portion of long-term debt	(8,200)	(10,000)
Long-term debt, less current portion	$1,130,671	$1,111,880

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

Subject to certain exceptions, the obligations under the New Credit Facilities are secured by substantially all of the present and subsequently acquired assets of each of Everi Payments, Holdings and the subsidiary guarantors party thereto including: (i) a perfected first priority pledge of all the capital stock of Everi Payments and each domestic direct, wholly owned material restricted subsidiary held by Holdings, Everi Payments or any such subsidiary guarantor; and (ii) a perfected first priority security interest in substantially all other tangible and intangible assets of Holdings, Everi Payments, and such subsidiary guarantors (including, but not limited to, accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing). Subject to certain exceptions, the New Credit Facilities are unconditionally guaranteed by Holdings and such subsidiary guarantors.

The New Credit Agreement governing the New Credit Facilities contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The New Credit Agreement governing the New Credit Facilities also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio. At

September 30, 2017, our consolidated secured leverage ratio was 3.63 to 1.00, with a maximum allowable ratio of 5.00 to 1.00. Our maximum consolidated secured leverage ratio will be 5.00 to 1.00, 4.75 to 1.00, and 4.50 to 1.00 as of December 31, 2017, 2018, and 2019 and thereafter, respectively.

We were in compliance with the terms of the New Credit Facilities as of September 30, 2017.

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

For the quarter ended September 30, 2017, the New Term Loan Facility had an applicable weighted average interest rate of 5.74%. For the nine months ended September 30, 2017, the Prior Credit Facility had an applicable weighted average interest rate of 6.29%; the New Term Loan Facility had an applicable weighted average interest rate of 5.71%; and a blended weighted average interest rate of 5.87% for the period ended September 30, 2017.

At September 30, 2017, we had $818.0 million of borrowings outstanding under the New Term Loan Facility and no borrowings outstanding under the New Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the New Revolving Credit Facility as of September 30, 2017.

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

We were in compliance with the terms of the Unsecured Notes as of September 30, 2017 and December 31, 2016.

12.	COMMITMENTS AND CONTINGENCIES

The following transactions have resulted in a change in our commitments under contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016:

In May 2017, we entered into the New Credit Agreement, which provides for the $35.0 million New Revolving Credit Facility and the $820.0 million New Term Loan Facility. Under the New Credit Agreement, we are required to make principal payments of 1% annually of $2.0 million in 2017, $8.2 million in years 2018 through 2021 and $783.1 million thereafter. We also have required interest payments, computed using a weighted average interest rate at September 30, 2017 of 5.74%, of $12.0 million, $46.6 million, $46.1 million, $45.7 million, $45.3 million and $104.5 million from 2017 through 2021 and thereafter, respectively.

In July 2017, we extended the term of our placement fee agreements to 6 years and 11 months with our largest customer in Oklahoma. Under the terms of the agreement, we made a $10.0 million cash payment in August 2017 and will pay approximately $5.6 million per quarter in placement fees, beginning in January 2018 and ending in July 2019.

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

Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of September 30, 2017 and December 31, 2016, we had no shares of preferred stock outstanding.

Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of September 30, 2017 and December 31, 2016, we had 91,918,086 and 90,952,185 shares of common stock issued, respectively.

Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We withheld from restricted stock awards 1,365 and 4,394 shares of common stock for the three and nine months ended September 30, 2017, respectively, at an aggregate purchase price of $10,115 and $20,706, respectively, and 2,223 and 7,135 shares of common stock for the three and nine months ended September 30, 2016, respectively, at an aggregate purchase price of $3,879 and $16,894, respectively, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.

14.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of shares of common stock outstanding used in the computation of basic and diluted loss per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average shares
Weighted average number of common shares outstanding - basic	66,897	66,049	66,449	66,041
Potential dilution from equity awards(1)	—	—	—	—
Weighted average number of common shares outstanding - diluted	66,897	66,049	66,449	66,041

(1)

The Company was in a net loss position for the three and nine months ended September 30, 2017 and 2016; therefore, potentially dilutive common shares were excluded as their effects would be antidilutive under the application of the treasury method. Equity awards to purchase approximately 8.0 million and 12.0 million shares of common stock for the three and nine months ended September 30, 2017, respectively, and 18.5 million and 15.9 million shares of common stock for the three and nine months ended September 30, 2016, respectively, were excluded from the diluted net loss per share results.

15.	SHARE-BASED COMPENSATION

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

Generally, we grant the following award types: (a) time-based options, (b) market-based options and (c) restricted stock. These awards have varying vesting provisions and expiration periods. For the three and nine months ended September 30, 2017, we granted time- and market-based options.

Our time-based stock options granted under our equity plans generally vest at a rate of 25% per year on each of the first four anniversaries of the option grant dates. These options expire after a ten-year period. We estimate forfeiture amounts based on historical patterns.

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

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock
	Granted	Granted
Outstanding, December 31, 2016	18,233	80
Granted	4,107	40
Exercised options or vested shares	(950)	(16)
Cancelled or forfeited	(358)	—
Outstanding, September 30, 2017	21,032	104

The maximum number of shares available for future equity awards, both under the Amended and Restated 2014 Plan and the 2012 Plan, is approximately 4.6 million shares of our common stock. There are no shares available for future equity awards under the 2005 Plan.

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

For the market-based options granted during the third quarter of 2016, the assumptions were: (a) risk-free interest rate of 2%; (b) expected term of ten years; (c) expected volatility of 69% and (d) no expected dividend yield.

The following tables present the options activity:

			Weighted
	Number of	Weighted Average	Average Life	Aggregate
	Common Shares	Exercise Price	Remaining	Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Outstanding, December 31, 2016	18,233	$6.02	6.4	$2,387
Granted	4,107	3.38
Exercised	(950)	4.29
Canceled or forfeited	(358)	5.99
Outstanding, September 30, 2017	21,032	$5.58	6.5	$48,106
Vested and expected to vest, September 30, 2017	18,401	$5.71	6.3	$40,291
Exercisable, September 30, 2017	10,539	$6.85	4.8	$13,298

There were 45,750 and 4.1 million options granted for the three and nine months ended September 30, 2017, respectively, and 0.2 million and 4.2 million options granted for the three and nine months ended September 30, 2016, respectively. The weighted average grant date fair value per share of options granted was $3.85 and $1.86 for the three and nine months ended September 30, 2017, respectively, and $0.89 and $0.81 for the three and nine months ended September 30, 2016, respectively. The total intrinsic value of options exercised was $0.8 million and $2.8 million for the three and nine months ended September 30, 2017, respectively. No options were exercised during the three and nine months ended September 30, 2016.

There was $11.7 million in unrecognized compensation expense related to options expected to vest as of September 30, 2017. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.3 years. We recorded $4.8 million in non-cash compensation expense related to options granted that were expected to vest as of September 30, 2017. We received $2.2 million and $4.0 million in cash from the exercise of options for the three and nine months ended September 30, 2017, respectively.

There was $13.5 million in unrecognized compensation expense related to options expected to vest as of September 30, 2016. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.3 years. We recorded $3.8 million in non-cash compensation expense related to options granted that were expected to vest as of September 30, 2016. There were no proceeds received from the exercise of options as no exercises occurred for the three and nine months ended September 30, 2016.

Restricted Stock

The following is a summary of non-vested share awards for our time-based restricted stock:

		Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
	(in thousands)	(per share)
Outstanding, December 31, 2016	80	$7.12
Granted	40	6.66
Vested	(16)	6.91
Forfeited	—	—
Outstanding, September 30, 2017	104	$6.97

There were no shares and 40,000 shares of restricted stock granted for the three and nine months ended September 30, 2017, respectively, and there were no shares of restricted stock granted for the three and nine months ended September 30, 2016. The total fair value of restricted stock vested was $37,958 and $121,979 for the three and nine months ended September 30, 2017, respectively, and $23,393 and $74,100 for the three and nine months ended September 30, 2016, respectively.

There was $0.7 million in unrecognized compensation expense related to shares of time based restricted stock expected to vest as of September 30, 2017. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.2 years. There were 16,071 shares of restricted stock that vested and we recorded $0.3 million in non-cash compensation expense related to the restricted stock granted that was expected to vest during the nine months ended September 30, 2017.

There was $1.3 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest as of September 30, 2016. This cost was expected to be recognized on a straight-line basis over a weighted average period of 1.9 years. There were 30,000 shares of time-based restricted shares vested and we recorded $0.3 million in non-cash compensation expense related to the restricted stock granted that was expected to vest during the nine months ended September 30, 2016.

16.	INCOME TAXES

The income tax provision reflected an effective income tax rate of negative 20.0% and negative 15.6% for the three and nine months ended September, 30, 2017, respectively, which was less than the statutory federal rate of 35.0%, primarily due to an increase in our valuation allowance for deferred tax assets, partially offset by state taxes, and the benefit from a research credit. The income tax benefit reflected an effective income tax rate of 37.7% and 39.4% for the three and nine months ended September 30, 2016, respectively, which was higher than the statutory federal rate of 35.0%, primarily due to state taxes, the lower foreign tax rate applicable to our foreign source income, and the benefit from a research credit, partially offset by non-statutory stock options that expired in the year.

During the third quarter of 2017, we increased our valuation allowance by approximately $2.4 million for our deferred tax assets.

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of September 30, 2017, the Company recorded $0.8 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. The Company has not accrued any penalties and interest for its unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate any other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Loss.

17.	SEGMENT INFORMATION

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

•

The Games segment provides solutions directly to gaming establishments to offer their patrons gaming entertainment-related experiences including: leased gaming equipment; sales and maintenance related services of gaming equipment; gaming systems; and ancillary products and services.

•

The Payments segment provides solutions directly to gaming establishments to offer their patrons cash access-related services and products, including: access to cash at gaming facilities via ATM cash withdrawals, credit card cash access transactions and POS debit card cash access transactions; check-related services; fully integrated kiosks and maintenance services; compliance, audit and data software; casino credit data and reporting services and other ancillary offerings.

Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we record depreciation and amortization expenses to the business segments.

Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

The following tables present segment information (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Games	$55,452	$56,218	$165,832	$158,660
Payments	191,870	165,959	561,257	483,286
Total revenues	$247,322	$222,177	$727,089	$641,946
Operating income (loss)
Games	$1,787	$(4,183)	$9,301	$(14,638)
Payments	18,008	15,755	54,389	36,054
Total operating income	$19,795	$11,572	$63,690	$21,416

	At September 30, 2017	At December 31, 2016
Total assets
Games	$927,888	$894,213
Payments	497,717	513,950
Total assets	$1,425,605	$1,408,163

Major Customers. For the three and nine months ended September 30, 2017 and 2016, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 25% and 26% for the three and nine months ended September 30, 2017, respectively, and 30% and 31% for the three and nine months ended September 30, 2016, respectively.

18.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Presented below is condensed consolidating financial information for (a) Parent, (b) Subsidiary Issuer, (c) the Guarantor Subsidiaries and (d) our U.S. subsidiaries that are not Guarantor Subsidiaries and our foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016. The condensed consolidating financial information has been presented to show the nature of assets held and the results of operations and cash flows of Parent, Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming that the guarantee structure of the Unsecured Notes had been in effect at the beginning of the periods presented.

	Three Months Ended September 30, 2017
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Revenues
Games	$—	$—	$55,331	$1,739	$(1,618)	$55,452
Payments	—	175,793	7,841	9,040	(804)	191,870
Total revenues	—	175,793	63,172	10,779	(2,422)	247,322
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	13,857	1,106	(1,143)	13,820
Payments cost of revenue (exclusive of depreciation and amortization)	—	140,299	2,478	7,061	—	149,838
Operating expenses	—	18,519	10,365	1,858	(1,279)	29,463
Research and development	—	—	4,542	3	—	4,545
Depreciation	—	1,615	10,740	184	—	12,539
Amortization	—	2,260	14,579	483	—	17,322
Total costs and expenses	—	162,693	56,561	10,695	(2,422)	227,527
Operating income	—	13,100	6,611	84	—	19,795
Other expenses (income)
Interest (income) expense, net	—	(292)	23,406	254	—	23,368
Income (loss) from subsidiaries	4,289	(2,898)	(39)	—	(1,352)	—
Total other expenses (income)	4,289	(3,190)	23,367	254	(1,352)	23,368
(Loss) income before income tax	(4,289)	16,290	(16,756)	(170)	1,352	(3,573)
Income tax (benefit) provision	—	(1,055)	1,708	63	—	716
Net (loss) income	(4,289)	17,345	(18,464)	(233)	1,352	(4,289)
Foreign currency translation	602	—	—	602	(602)	602
Comprehensive (loss) income	$(3,687)	$17,345	$(18,464)	$369	$750	$(3,687)

	Three Months Ended September 30, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues
Games	$—	$—	$56,218	$—	$—	$56,218
Payments	—	153,145	7,519	5,417	(122)	165,959
Total revenues	—	153,145	63,737	5,417	(122)	222,177
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	15,467	—	—	15,467
Payments cost of revenue (exclusive of depreciation and amortization)	—	122,316	2,206	2,689	—	127,211
Operating expenses	—	16,491	10,148	479	(122)	26,996
Research and development	—	—	4,460	—	—	4,460
Depreciation	—	1,892	10,447	28	—	12,367
Amortization	—	3,128	20,439	537	—	24,104
Total costs and expenses	—	143,827	63,167	3,733	(122)	210,605
Operating income	—	9,318	570	1,684	—	11,572
Other expenses (income)
Interest expense, net of interest income	—	1,371	23,399	45	—	24,815
Loss (income) from subsidiaries	8,254	(4,306)	—	—	(3,948)	—
Total other expenses (income)	8,254	(2,935)	23,399	45	(3,948)	24,815
(Loss) income before income tax	(8,254)	12,253	(22,829)	1,639	3,948	(13,243)
Income tax provision (benefit)	—	3,849	(9,261)	423	—	(4,989)
Net (loss) income	(8,254)	8,404	(13,568)	1,216	3,948	(8,254)
Foreign currency translation	(394)	—	—	(394)	394	(394)
Comprehensive (loss) income	$(8,648)	$8,404	$(13,568)	$822	$4,342	$(8,648)

	Nine Months Ended September 30, 2017
				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues
Games	$—	$—	$165,551	$5,445	$(5,164)	$165,832
Payments	—	515,853	23,323	25,409	(3,328)	561,257
Total revenues	—	515,853	188,874	30,854	(8,492)	727,089
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	39,659	2,945	(3,101)	39,503
Payments cost of revenue (exclusive of depreciation and amortization)	—	410,038	7,167	18,899	—	436,104
Operating expenses	—	53,413	32,463	6,750	(5,391)	87,235
Research and development	—	—	13,676	30	—	13,706
Depreciation	—	5,057	29,292	416	—	34,765
Amortization	—	7,756	42,885	1,445	—	52,086
Total costs and expenses	—	476,264	165,142	30,485	(8,492)	663,399
Operating income	—	39,589	23,732	369	—	63,690
Other expenses (income)
Interest expense, net of interest income	—	2,216	69,455	635	—	72,306
Loss (income) from subsidiaries	26,854	(8,884)	(121)	—	(17,849)	—
Loss on extinguishment of debt	—	14,615	—	—	—	14,615
Total other expenses (income)	26,854	7,947	69,334	635	(17,849)	86,921
(Loss) income before income tax	(26,854)	31,642	(45,602)	(266)	17,849	(23,231)
Income tax (benefit) provision	—	(1,701)	5,108	216	—	3,623
Net (loss) income	(26,854)	33,343	(50,710)	(482)	17,849	(26,854)
Foreign currency translation	1,710	—	—	1,710	(1,710)	1,710
Comprehensive (loss) income	$(25,144)	$33,343	$(50,710)	$1,228	$16,139	$(25,144)

	Nine Months Ended September 30, 2016
				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues
Games	$—	$—	$158,660	$—	$—	158,660
Payments	—	447,762	22,622	13,769	(867)	483,286
Total revenues	—	447,762	181,282	13,769	(867)	641,946
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	—	—	36,871	—	—	36,871
Payments cost of revenue (exclusive of depreciation and amortization)	—	359,265	6,754	7,347	—	373,366
Operating expenses	—	53,912	33,230	1,460	(867)	87,735
Research and development	—	—	14,499	—	—	14,499
Depreciation	—	6,376	30,707	89	—	37,172
Amortization	—	9,370	59,830	1,687	—	70,887
Total costs and expenses	—	428,923	181,891	10,583	(867)	620,530
Operating income (loss)	—	18,839	(609)	3,186	—	21,416
Other expenses (income)
Interest expense, net of interest income	—	4,880	69,500	168	—	74,548
Loss (income) from subsidiaries	32,202	(11,120)	—	—	(21,082)	—
Total other expenses (income)	32,202	(6,240)	69,500	168	(21,082)	74,548
(Loss) income before income tax	(32,202)	25,079	(70,109)	3,018	21,082	(53,132)
Income tax provision (benefit)	—	5,785	(27,642)	927	—	(20,930)
Net (loss) income	(32,202)	19,294	(42,467)	2,091	21,082	(32,202)
Foreign currency translation	(1,314)	—	—	(1,314)	1,314	(1,314)
Comprehensive (loss) income	$(33,516)	$19,294	$(42,467)	$777	$22,396	$(33,516)

	At September 30, 2017
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$85,633	$6,587	$16,251	$—	$108,471
Settlement receivables	—	112,879	—	14,564	—	127,443
Trade and other receivables, net	—	6,370	35,415	3,186	—	44,971
Inventory	—	5,550	18,240	—	—	23,790
Prepaid expenses and other assets	—	6,078	6,691	9,769	—	22,538
Intercompany balances	—	167,488	207,021	1,531	(376,040)	—
Total current assets	—	383,998	273,954	45,301	(376,040)	327,213
Non-current assets
Property, equipment and leased assets, net	—	13,987	93,258	2,154	—	109,399
Goodwill	—	151,417	488,511	665	—	640,593
Other intangible assets, net	—	20,330	314,348	3,396	—	338,074
Other receivables	—	1,220	1,656	—	—	2,876
Investment in subsidiaries	(123,760)	182,365	1,007	79	(59,691)	—
Deferred tax asset	—	34,386	—	—	(34,386)	—
Other assets	—	4,632	2,635	183	—	7,450
Intercompany balances	—	1,148,223	—	—	(1,148,223)	—
Total non-current assets	(123,760)	1,556,560	901,415	6,477	(1,242,300)	1,098,392
Total assets	$(123,760)	$1,940,558	$1,175,369	$51,778	$(1,618,340)	$1,425,605
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EARNINGS
Current liabilities
Settlement liabilities	$—	$189,738	$202	$7,554	$—	$197,494
Accounts payable and accrued expenses	—	77,194	46,314	3,117	—	126,625
Current portion of long-term debt	—	8,200	—	—	—	8,200
Intercompany balances	—	204,387	154,489	17,164	(376,040)	—
Total current liabilities	—	479,519	201,005	27,835	(376,040)	332,319
Non-current liabilities
Deferred tax liability	—	—	95,171	—	(34,386)	60,785
Long-term debt, less current portion	—	1,130,671	—	—	—	1,130,671
Other accrued expenses and liabilities	—	2,973	22,661	—	—	25,634
Intercompany balances	—	—	1,148,223	—	(1,148,223)	—
Total non-current liabilities	—	1,133,644	1,266,055	—	(1,182,609)	1,217,090
Total liabilities	—	1,613,163	1,467,060	27,835	(1,558,649)	1,549,409
Stockholders’ (deficit) equity
Common stock	92	—	—	—	—	92
Additional paid-in capital	273,906	93,091	6,841	21,109	(121,041)	273,906
(Accumulated deficit) retained earnings	(221,152)	234,659	(297,969)	4,279	59,031	(221,152)
Accumulated other comprehensive loss	(355)	(355)	(563)	(1,445)	2,319	(399)
Treasury stock, at cost	(176,251)	—	—	—	—	(176,251)
Total stockholders’ (deficit) equity	(123,760)	327,395	(291,691)	23,943	(59,691)	(123,804)
Total liabilities and stockholders’ (deficit) equity	$(123,760)	$1,940,558	$1,175,369	$51,778	$(1,618,340)	$1,425,605

	At December 31, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$88,648	$9,103	$21,300	$—	$119,051
Settlement receivables	—	122,222	—	6,599	—	128,821
Trade and other receivables, net	—	9,001	41,743	5,907	—	56,651
Inventory	—	6,009	13,059	—	—	19,068
Prepaid expenses and other assets	—	5,359	3,807	8,882	—	18,048
Intercompany balances	—	106,729	188,028	1,461	(296,218)	—
Total current assets	—	337,968	255,740	44,149	(296,218)	341,639
Non-current assets
Property, equipment and leased assets, net	—	15,144	81,993	1,302	—	98,439
Goodwill	—	151,417	488,512	617	—	640,546
Other intangible assets, net	—	23,901	289,338	4,758	—	317,997
Other receivables	—	2,019	—	1	—	2,020
Investment in subsidiaries	(107,751)	171,979	1,293	86	(65,607)	—
Deferred tax asset	—	37,578	—	—	(37,578)	—
Other assets	—	4,940	2,286	296	—	7,522
Intercompany balances	—	1,143,115	7,851	—	(1,150,966)	—
Total non-current assets	(107,751)	1,550,093	871,273	7,060	(1,254,151)	1,066,524
Total assets	$(107,751)	$1,888,061	$1,127,013	$51,209	$(1,550,369)	$1,408,163
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Settlement liabilities	$—	$225,170	$268	$13,685	$—	$239,123
Accounts payable and accrued expenses	—	64,192	28,970	1,229	—	94,391
Current portion of long-term debt	—	10,000	—	—	—	10,000
Intercompany balances	—	189,488	101,387	5,343	(296,218)	—
Total current liabilities	—	488,850	130,625	20,257	(296,218)	343,514
Non-current liabilities
Deferred tax liability	—	—	95,189	—	(37,578)	57,611
Long-term debt, less current portion	—	1,111,880	—	—	—	1,111,880
Other accrued expenses and liabilities	—	2,583	368	—	—	2,951
Intercompany balances	—	—	1,143,116	7,850	(1,150,966)	—
Total non-current liabilities	—	1,114,463	1,238,673	7,850	(1,188,544)	1,172,442
Total liabilities	—	1,603,313	1,369,298	28,107	(1,484,762)	1,515,956
Stockholders’ (deficit) equity
Common stock	91	—	—	—	—	91
Additional paid-in capital	264,755	85,499	5,314	21,093	(111,906)	264,755
(Accumulated deficit) retained earnings	(194,299)	201,316	(247,273)	5,168	40,789	(194,299)
Accumulated other comprehensive loss	(2,067)	(2,067)	(326)	(3,159)	5,510	(2,109)
Treasury stock, at cost	(176,231)	—	—	—	—	(176,231)
Total stockholders’ (deficit) equity	(107,751)	284,748	(242,285)	23,102	(65,607)	(107,793)
Total liabilities and stockholders’ (deficit) equity	$(107,751)	$1,888,061	$1,127,013	$51,209	$(1,550,369)	$1,408,163

	Nine Months Ended September 30, 2017
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net (loss) income	$(26,854)	$33,343	$(50,710)	$(482)	$17,849	$(26,854)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	—	12,813	72,177	1,861	—	86,851
Amortization of financing costs	—	4,567	—	—	—	4,567
Loss on sale or disposal of assets	—	347	1,233	—	—	1,580
Accretion of contract rights	—	—	5,845	—	—	5,845
Provision for bad debts	—	(136)	8,082	—	—	7,946
Deferred income taxes	—	3,193	(19)	—	—	3,174
Reserve for obsolescence	—	265	(219)	—	—	46
Loss on extinguishment of debt	—	14,615	—	—	—	14,615
Equity in loss (income) of subsidiaries	26,854	(8,884)	(121)	—	(17,849)	—
Stock-based compensation	—	3,684	1,441	—	—	5,125
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	(26,089)	(66)	(14,075)	—	(40,230)
Other changes in operating assets and liabilities	—	(35,336)	34,422	8,011	—	7,097
Net cash provided by (used in) operating activities	—	2,382	72,065	(4,685)	—	69,762
Cash flows from investing activities
Capital expenditures	—	(7,191)	(61,474)	(1,392)	—	(70,057)
Proceeds from sale of fixed assets	—	4	—	—	—	4
Placement fee agreements	—	—	(13,132)	—	—	(13,132)
Changes in restricted cash	—	96	(245)	—	—	(149)
Intercompany investing activities	(4,025)	3,996	270	(76)	(165)	—
Net cash used in investing activities	(4,025)	(3,095)	(74,581)	(1,468)	(165)	(83,334)
Cash flows from financing activities
Repayments of new credit facility	—	(2,050)	—	—	—	(2,050)
Repayments of prior credit facility	—	(465,600)	—	—	—	(465,600)
Repayments of secured notes	—	(335,000)	—	—	—	(335,000)
Proceeds from current credit facility	—	820,000	—	—	—	820,000
Debt issuance costs and discounts	—	(19,748)	—	—	—	(19,748)
Proceeds from exercise of stock options	4,046	—	—	—	—	4,046
Purchase of treasury stock	(21)	—	—	—	—	(21)
Intercompany financing activities	—	96	—	(261)	165	—
Net cash provided by (used in) financing activities	4,025	(2,302)	—	(261)	165	1,627
Effect of exchange rates on cash	—	—	—	1,365	—	1,365
Cash and cash equivalents
Net decrease for the period	—	(3,015)	(2,516)	(5,049)	—	(10,580)
Balance, beginning of the period	—	88,648	9,103	21,300	—	119,051
Balance, end of the period	$—	$85,633	$6,587	$16,251	$—	$108,471

	Nine Months Ended September 30, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net (loss) income	$(32,202)	$19,294	$(42,467)	$2,091	$21,082	$(32,202)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	—	15,746	90,537	1,776	—	108,059
Amortization of financing costs	—	5,023	—	—	—	5,023
Loss on sale or disposal of assets	—	1,349	1,205	—	—	2,554
Accretion of contract rights	—	—	6,521	—	—	6,521
Provision for bad debts	—	18	7,174	—	—	7,192
Deferred income taxes	—	10,546	(32,805)	—	—	(22,259)
Write-down of assets	—	—	4,289	—	—	4,289
Reserve for obsolescence	—	484	458	—	—	942
Equity in loss (income) of subsidiaries	32,202	(11,120)	—	—	(21,082)	—
Stock-based compensation	—	2,910	1,236	—	—	4,146
Other non-cash items	—	—	—	—	—	—
Changes in operating assets and liabilities:
Net settlement receivables and liabilities	—	(16,538)	6	3,690	—	(12,842)
Other changes in operating assets and liabilities	1	(27,155)	41,544	(5)	—	14,385
Net cash provided by operating activities	1	557	77,698	7,552	—	85,808
Cash flows from investing activities
Capital expenditures	—	(7,330)	(59,622)	(73)	—	(67,025)
Acquisitions, net of cash acquired	—	(694)	—	—	—	(694)
Proceeds from sale of fixed assets	—	4,608	—	—	—	4,608
Placement fee agreements	—	—	(11,187)	—	—	(11,187)
Changes in restricted cash	—	88	—	—	—	88
Intercompany investing activities	10	499	175	(67)	(617)	—
Net cash provided by (used in) investing activities	10	(2,829)	(70,634)	(140)	(617)	(74,210)
Cash flows from financing activities
Repayments of prior credit facility	—	(21,900)	—	—	—	(21,900)
Debt issuance costs and discounts	—	(480)	—	—	—	(480)
Purchase of treasury stock	(17)	—	—	—	—	(17)
Intercompany financing activities	—	68	—	(685)	617	—
Net cash (used in) provided by financing activities	(17)	(22,312)	—	(685)	617	(22,397)
Effect of exchange rates on cash	—	—	—	(743)	—	(743)
Cash and cash equivalents
Net (decrease) increase for the period	(6)	(24,584)	7,064	5,984	—	(11,542)
Balance, beginning of the period	6	87,078	3,900	11,046	—	102,030
Balance, end of the period	$—	$62,494	$10,964	$17,030	$—	$90,488

19.	SUBSEQUENT EVENTS

As of the filing date, we had not identified, and were not aware of, any subsequent event for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this filing, we refer to: (i) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements,” (ii) our Unaudited Condensed Consolidated Statements of Loss and Comprehensive Loss as our “Statements of Loss,” (iii) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our unaudited condensed consolidated results of operations as our “Results of Operations.”

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

Everi is dedicated to providing video and mechanical reel gaming content and technology solutions, integrated gaming payments solutions and compliance and efficiency software to casino operators. Everi Games provides: (a) comprehensive content, electronic gaming units and systems for Native American and commercial casinos, including both Wide-Area Progressive systems and the award winning TournEvent® slot tournament solution; and (b) the central determinant system for the video lottery terminals installed in the State of New York. Everi Payments provides:

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

•

The total North American installed slot base in the third quarter of 2017 remained relatively flat to the same period in 2016. We expect flat to moderate growth in the forward replacement cycle for electronic gaming machines (“EGMs”).

•

The volume of new casino openings and new market expansions have slowed from previous years. The reduced demand as a result of fewer new market expansions could reduce the overall demand for slot machines.

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

Impact of ASC Topic 606 on the Comparability of Our Results of Operations in Future Periods

As discussed in detail in “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies – Recent Accounting Guidance – Recent Accounting Guidance Not Yet Adopted,” in Item 1: Financial Statements, we are, and have been, assessing the potential impact on our financial statements of ASC Topic 606, “Revenue from Contracts with Customers,” which will initially apply to us beginning with the fiscal year ending December 31, 2018. Based on the transition guidance related to ASC Topic 606, we are in the process of determining if our cash advance, ATM and check services revenue streams will be required to be reported “net of transaction price” rather than on a gross revenue presentation basis, as has been our practice to date. In this regard, ASC Topic 606 eliminates certain factors that appear in the existing governing standard, ASC Topic 605, and that supported our position of reporting these Payments-related revenue streams on a gross revenue basis. In addition, the new revenue recognition standard, as it specifically pertains to payments from customers, may also require us to report certain of these Payments-related revenue streams on a net presentation basis. If, upon the conclusion of our assessment and adoption of ASC Topic 606, we determine that we are required to report these Payments-related revenue streams on a “net of transaction price” basis rather than on a gross revenue presentation basis, this will have a significant impact on our Payments-related revenues, cost of revenues and margins. In particular, our “Payments revenue” would be reduced by the “Payments cost of revenue (exclusive of depreciation and amortization)” associated with the Payments-related revenue streams affected by the new standard, our “Payments cost of revenue (exclusive of depreciation and amortization)” would be reduced by a similar amount, and, correspondingly, our Payments operating margin will remain unchanged. The new revenue standard would not impact our operating income, net loss, cash flows or the timing of revenues recognized and costs incurred under generally accepted accounting principles in the United States (“GAAP”).

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

Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we record depreciation and amortization expenses to the business segments.

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

The following table presents our Results of Operations (in thousands)*:

	Three Months Ended
	September 30, 2017		September 30, 2016		2017 vs 2016
	$	%	$	%	$ Variance	% Variance
Revenues
Games	$55,452	22%	$56,218	25%	$(766)	(1)%
Payments	191,870	78%	165,959	75%	25,911	16%
Total revenues	247,322	100%	222,177	100%	25,145	11%
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	13,820	5%	15,467	7%	(1,647)	(11)%
Payments cost of revenue (exclusive of depreciation and amortization)	149,838	61%	127,211	57%	22,627	18%
Operating expenses	29,463	12%	26,996	12%	2,467	9%
Research and development	4,545	2%	4,460	2%	85	2%
Depreciation	12,539	5%	12,367	6%	172	1%
Amortization	17,322	7%	24,104	11%	(6,782)	(28)%
Total costs and expenses	227,527	92%	210,605	95%	16,922	8%
Operating income	19,795	8%	11,572	5%	8,223	71%
Other expenses
Interest expense, net of interest income	23,368	9%	24,815	11%	(1,447)	(6)%
Total other expenses	23,368	9%	24,815	11%	(1,447)	(6)%
Loss before income tax	(3,573)	(1)%	(13,243)	(6)%	9,670	(73)%
Income tax provision (benefit)	716	(1)%	(4,989)	(2)%	5,705	(114)%
Net loss	$(4,289)	(2)%	$(8,254)	(4)%	$3,965	(48)%

*	Rounding may cause variances.

Revenues

Total revenues increased by $25.1 million, or 11%, to $247.3 million for the three months ended September 30, 2017, as compared to the same period in the prior year. This was attributable to higher Payments revenues, slightly offset by lower Games revenues.

Games revenues decreased by $0.8 million, or 1%, to $55.4 million for the three months ended September 30, 2017, as compared to the same period in the prior year. This was primarily related to the timing of the TournEvent of Champions® slot tournament that occurred in the fourth quarter of 2017 as compared to the third quarter of 2016 and, to a lesser extent, the decrease in leased units and a lower daily win per unit on these games, partially offset by higher unit sales.

Payments revenues increased by $25.9 million, or 16%, to $191.9 million for the three months ended September 30, 2017, as compared to the same period in the prior year. This was primarily associated with higher dollar and transaction volumes and fees earned from our cash access services, expansion in Canada for our ATM operations as well as growth in the segment.

Costs and Expenses

Games cost of revenues (exclusive of depreciation and amortization) decreased by $1.6 million, or 11%, to $13.8 million for the three months ended September 30, 2017, as compared to the same period in the prior year. This was primarily due to a decline in cost of revenues as a result of the timing of the TournEvent of Champions® slot tournament that occurred in the fourth quarter of 2017 as compared to the third quarter of 2016.

Payments cost of revenues (exclusive of depreciation and amortization) increased by $22.6 million, or 18%, to $149.8 million for the three months ended September 30, 2017, as compared to the same period in the prior year. This was primarily related to the costs associated with the increase in cash access services volumes.

Operating expenses increased by $2.5 million, or 9%, to $29.5 million for the three months ended September 30, 2017, as compared to the same period in the prior year. This was primarily attributable to higher payroll and related expenses.

Research and development for the three months ended September 30, 2017 remained relatively consistent with the same period in the prior year.

Depreciation for the three months ended September 30, 2017 remained relatively consistent with the same period in the prior year.

Amortization decreased by $6.8 million, or 28%, to $17.3 million for the three months ended September 30, 2017, as compared to the same period in the prior year. This was primarily associated with certain intangible assets being fully amortized related to our acquisition of the Games business.

Primarily as a result of the factors described above, operating income increased by $8.2 million, or 71%, to $19.8 million for the three months ended September 30, 2017, as compared to the same period in the prior year. The operating margin increased from 5% for the three months ended September 30, 2016 to 8% for the three months ended September 30, 2017.

Interest expense, net of interest income decreased by $1.4 million, or 6%, to $23.4 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This was primarily due to lower interest expense as a result of our debt refinancing in May 2017.

Income tax provision was $0.7 million for the three months ended September 30, 2017, as compared to an income tax benefit of $5.0 million for the same period in the prior year. This was primarily due to an increase in the valuation allowance for deferred tax assets. The income tax provision reflected an effective income tax rate of negative 20.0% for the three months ended September 30, 2017, which was less than the statutory federal rate of 35.0% primarily due to an increase in our valuation allowance for deferred tax assets, partially offset by state taxes and the benefit from a research credit. The income tax benefit reflected an effective income tax rate of 37.7% for the same period in the prior year, which was higher than the statutory federal rate of 35.0% primarily due to state taxes, the lower foreign tax rate applicable to our foreign source income and the benefit from a research credit, partially offset by non-statutory stock options that expired in the year.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

The following table presents our Results of Operations (in thousands)*:

	Nine Months Ended
	September 30, 2017		September 30, 2016		2017 vs 2016
	$	%	$	%	$ Variance	% Variance
Revenues
Games	$165,832	23%	$158,660	25%	$7,172	5%
Payments	561,257	77%	483,286	75%	77,971	16%
Total revenues	727,089	100%	641,946	100%	85,143	13%
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	39,503	5%	36,871	6%	2,632	7%
Payments cost of revenue (exclusive of depreciation and amortization)	436,104	60%	373,366	58%	62,738	17%
Operating expenses	87,235	12%	87,735	14%	(500)	(1)%
Research and development	13,706	2%	14,499	2%	(793)	(5)%
Depreciation	34,765	5%	37,172	6%	(2,407)	(6)%
Amortization	52,086	7%	70,887	11%	(18,801)	(27)%
Total costs and expenses	663,399	91%	620,530	97%	42,869	7%
Operating income	63,690	9%	21,416	3%	42,274	197%
Other expenses
Interest expense, net of interest income	72,306	10%	74,548	12%	(2,242)	(3)%
Loss on extinguishment of debt	14,615	2%	—	—%	14,615	—%
Total other expenses	86,921	12%	74,548	12%	12,373	17%
Loss before income tax	(23,231)	(3)%	(53,132)	(8)%	29,901	56%
Income tax provision (benefit)	3,623	(1)%	(20,930)	(3)%	24,553	117%
Net loss	$(26,854)	(4)%	$(32,202)	(5)%	$5,348	17%

*	Rounding may cause variances.

Revenues

Total revenues increased by $85.1 million, or 13%, to $727.1 million for the nine months ended September 30, 2017, as compared to the same period in the prior year. This was primarily attributable to higher Games and Payments revenues.

Games revenues increased by $7.2 million, or 5%, to $165.8 million for the nine months ended September 30, 2017, as compared to the same period in the prior year. This was primarily related to an increase in unit sales, which were partially offset by a lower average outstanding number of leased units combined with lower daily win per unit on these games. In addition, revenues were also impacted as a result of the timing of the TournEvent of Champions® slot tournament that occurred in the fourth quarter of 2017 as compared to the third quarter of 2016.

Payments revenues increased by $78.0 million, or 16%, to $561.3 million for the nine months ended September 30, 2017, as compared to the same period in the prior year. This was primarily associated with higher dollar and transaction volumes and fees earned from our cash access services, expansion in Canada for our ATM operations as well as growth in the segment.

Costs and Expenses

Games cost of revenues (exclusive of depreciation and amortization) increased by $2.6 million, or 7%, to $39.5 million for the nine months ended September 30, 2017, as compared to the same period in the prior year. This was primarily due to higher variable costs associated with the increase in unit sales, partially offset by a decline in the cost of revenues as a result of the timing of the TournEvent of Champions® slot tournament that occurred in the fourth quarter of 2017 as compared to the third quarter of 2016.

Payments cost of revenues (exclusive of depreciation and amortization) increased by $62.7 million, or 17%, to $436.1 million for the nine months ended September 30, 2017, as compared to the same period in the prior year. This was primarily related to the costs associated with the increase in cash access services volumes.

Operating expenses decreased by $0.5 million, or 1%, to $87.2 million for the nine months ended September 30, 2017, as compared to the same period in the prior year. This was primarily attributable to higher costs in the prior-year period for the write down of an acquired note receivable and a warrant associated with Bee Cave Games, Inc. and severance costs related to a former executive, partially offset by higher payroll and related expenses and non-cash stock compensation costs.

Research and development decreased by $0.8 million, or 5%, to $13.7 million for the nine months ended September 30, 2017, as compared to the same period in the prior year. This was primarily due to a higher capitalization of certain development costs.

Depreciation decreased by $2.4 million, or 6%, to $34.8 million for the nine months ended September 30, 2017, as compared to the same period in the prior year. This was primarily associated with certain fixed assets being fully depreciated, partially offset by higher expense associated with new assets placed in service.

Amortization decreased by $18.8 million, or 27%, to $52.1 million for the nine months ended September 30, 2017, as compared to the same period in the prior year. This was primarily associated with certain intangible assets being fully amortized related to our acquisition of the Games business.

Primarily as a result of the factors described above, operating income increased by $42.3 million, or 197%, to $63.7 million for the nine months ended September 30, 2017, as compared to the same period in the prior year. The operating margin increased from 3% for the nine months ended September 30, 2016 to 9% for the nine months ended September 30, 2017.

Interest expense, net of interest income decreased by $2.2 million, or 3%, to $72.3 million for the nine months ended September 30, 2017, as compared to $74.5 million for the nine months ended September 30, 2016. This was primarily due to lower interest expense as a result of our debt refinancing in May 2017.

Loss on extinguishment of debt was $14.6 million for the nine months ended September 30, 2017 as a result of our debt refinancing in May 2017.

Income tax provision was $3.6 million for the nine months ended September 30, 2017, as compared to an income tax benefit of $20.9 million for the same period in the prior year. This was primarily due to an increase in the valuation allowance for deferred tax assets. The income tax provision reflected an effective income tax rate of negative 15.6% for the nine months ended September 30, 2017, which was less than the statutory federal rate of 35.0% primarily due to an increase in our valuation allowance for deferred tax assets, partially offset by state taxes and the benefit from a research credit. The income tax benefit reflected an effective income tax rate of 39.4% for the same period in the prior year, which was higher than the statutory federal rate of 35.0% primarily due to state taxes, the lower foreign tax rate applicable to our foreign source income, and the benefit from a research credit, partially offset by non-statutory stock options that expired in the year.

Games Revenues and Leased Units

The following tables include the revenues from our Games segment and the related leased units (amounts in thousands, except for EGMs):

	Three Months Ended
	September 30, 2017			September 30, 2016
	Total		% of Games	Total		% of Games	2017 vs 2016
	EGMs	Revenue	Revenue	EGMs	Revenue	Revenue	% Variance
Games revenues and leased units
Contractual agreement(1)	4,994	$7,130	13%	5,249	$8,649	15%	(18)%
Participation revenue(2)	8,221	25,842	47%	8,038	24,789	44%	4%
Sales	—	16,292	29%	—	14,795	27%	10%
NY Lottery(3)	—	4,667	8%	—	4,594	8%	2%
Other	—	1,521	3%	—	3,391	6%	(55)%
Total	13,215	$55,452	100%	13,287	$56,218	100%	(1)%

(1)	We enter into placement fee agreements for our EGMs to secure floor space for a contracted period of time.
(2)	In general, under participation arrangements, we secure floor space for our EGMs on a month-to-month basis.
(3)	We provide the New York State Gaming Commission with an accounting and central determinant system for the video lottery terminals in operation at licensed New York State facilities.

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Total		% of Games	Total		% of Games	2017 vs 2016
	EGMs	Revenue	Revenue	EGMs	Revenue	Revenue	% Variance
Games revenues and leased units
Contractual agreement(1)	4,994	$20,552	12%	5,249	$27,694	17%	(26)%
Participation revenue(2)	8,221	76,452	46%	8,038	74,135	47%	3%
Sales	—	52,574	32%	—	38,718	24%	36%
NY Lottery(3)	—	13,715	8%	—	13,788	9%	(1)%
Other	—	2,539	2%	—	4,325	3%	(41)%
Total	13,215	$165,832	100%	13,287	$158,660	100%	5%

(1)	We enter into placement fee agreements for our EGMs to secure floor space for a contracted period of time.
(2)	In general, under participation arrangements, we secure floor space for our EGMs on a month-to-month basis.
(3)	We provide the New York State Gaming Commission with an accounting and central determinant system for the video lottery terminals in operation at licensed New York State facilities.

Critical Accounting Policies

The preparation of our Financial Statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our Financial Statements. The SEC has defined critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain.

For the three and nine months ended September 30, 2017, there were no material changes to the critical accounting policies and estimates discussed in our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recent Accounting Guidance

For a description of our recently adopted accounting guidance and recent accounting guidance not yet adopted, see “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies — Recent Accounting Guidance” of our Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting guidance.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents selected balance sheet information and an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At September 30,	At December 31,
	2017	2016
Balance sheet data
Total assets	$1,425,605	$1,408,163
Total long-term debt	$1,138,871	$1,121,880
Total stockholders’ deficit	$(123,804)	$(107,793)
Cash available
Cash and cash equivalents	$108,471	$119,051
Settlement receivables	127,443	128,821
Settlement liabilities	(197,494)	(239,123)
Net cash position(1)	38,420	8,749
Undrawn revolving credit facility	35,000	50,000
Net cash available(1)	$73,420	$58,749

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

Cash Resources

Our cash balance, cash flows and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at September 30, 2017 included cash in non-U.S. jurisdictions of approximately $16.3 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, but are subject to taxation in the U.S. upon repatriation.

We provide cash settlement services to our customers related to our cash access products. These services involve the movement of funds between the various parties associated with cash access transactions. These activities result in a balance due to us at the end of each business day for the face amount provided to patrons plus the service fee charged to those patrons that we recoup over the next few business days and classify as settlement receivables. These activities also result in a balance due to our customers at the end of each business day for the face amount provided to patrons that we remit over the next few business days and classify as settlement liabilities. As of September 30, 2017, we had $127.4 million in settlement receivables, for which we generally receive payment within one week. As of September 30, 2017, we had $197.5 million in settlement liabilities due to our customers for these settlement services that are generally paid within the next few business days. As the timing of cash received from settlement receivables and payment of settlement liabilities may differ, the total amount of cash held by us will fluctuate throughout the year.

Our cash and cash equivalents were $108.5 million and $119.1 million as of September 30, 2017 and December 31, 2016, respectively. Our net cash position after considering the impact of settlement receivables and settlement liabilities was $38.4 million and $8.7 million as of September 30, 2017 and December 31, 2016, respectively. Our net cash available after considering the net cash position and undrawn amounts available under our Revolving Credit Facility was approximately $73.4 million and $58.7 million as of September 30, 2017 and December 31, 2016, respectively.

Sources and Uses of Cash

The following table presents a summary of our cash flow activity (in thousands):

	Nine Months Ended September 30,		2017 vs 2016
	2017	2016	Change
Cash flow activities
Operating activities	$69,762	$85,808	$(16,046)
Investing activities	(83,334)	(74,210)	(9,124)
Financing activities	1,627	(22,397)	24,024
Effect of exchange rates on cash	1,365	(743)	2,108
Cash and cash equivalents
Net decrease for the period	(10,580)	(11,542)	962
Balance, beginning of the period	119,051	102,030	17,021
Balance, end of the period	$108,471	$90,488	$17,983

Cash flows provided by operating activities decreased by $16.0 million for the nine months ended September 30, 2017, as compared to the same period in the prior year. This was primarily attributable to the impact of the change in settlement receivables and settlement liabilities for the period.

Cash flows used in investing activities increased by $9.1 million for the nine months ended September 30, 2017, as compared to the same period in the prior year. This was primarily attributable to lower proceeds from the sale of fixed assets and higher placement fees and capital expenditures.

Cash flows provided by financing activities increased by $24.0 million for the nine months ended September 30, 2017, as compared to the same period in the prior year. This was primarily attributable to repayments of our Prior Credit Facility (defined below) that were not applicable in the current period and additional proceeds from exercise of stock options.

We expect that our cash provided by operating activities will be sufficient for our operating and debt servicing needs during the next 12 months. If not, we have sufficient borrowings available under the New Credit Facilities to meet additional funding requirements. On occasion, we monitor the financial strength of our lenders associated with certain of our debt instruments using publicly-available information. Therefore, we believe it is more likely than not that our lenders will be able to honor their commitments under the New Credit Agreement.

Long-Term Debt

The following table summarizes our outstanding indebtedness (in thousands):

	At September 30,	At December 31,
	2017	2016
Long-term debt
Senior secured term loan	$817,950	$465,600
Senior secured notes	—	335,000
Senior unsecured notes	350,000	350,000
Total debt	1,167,950	1,150,600
Less: debt issuance costs and discount	(29,079)	(28,720)
Total debt after debt issuance costs and discount	1,138,871	1,121,880
Less: current portion of long-term debt	(8,200)	(10,000)
Long-term debt, less current portion	$1,130,671	$1,111,880

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

Subject to certain exceptions, the obligations under the New Credit Facilities are secured by substantially all of the present and subsequently acquired assets of each of Everi Payments, Holdings and the subsidiary guarantors party thereto including: (i) a perfected first priority pledge of all the capital stock of Everi Payments and each domestic direct, wholly owned material restricted subsidiary held by Holdings, Everi Payments or any such subsidiary guarantor; and (ii) a perfected first priority security interest in substantially all other tangible and intangible assets of Holdings, Everi Payments, and such subsidiary guarantors (including, but not limited to, accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing). Subject to certain exceptions, the New Credit Facilities are unconditionally guaranteed by Holdings and such subsidiary guarantors.

The New Credit Agreement governing the New Credit Facilities contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The New Credit Agreement governing the New Credit Facilities also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio. At September 30, 2017, our consolidated secured leverage ratio was 3.63 to 1.00, with a maximum allowable ratio of 5.00 to 1.00. Our maximum consolidated secured leverage ratio will be 5.00 to 1.00, 4.75 to 1.00, and 4.50 to 1.00 as of December 31, 2017, 2018, and 2019 and thereafter, respectively.

We were in compliance with the terms of the New Credit Facilities as of September 30, 2017.

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

For the quarter ended September 30, 2017,  the New Term Loan Facility had an applicable weighted average interest rate of 5.74%. For the nine months ended September 30, 2017, the Prior Credit Facility had an applicable weighted average interest rate of 6.29%; the New Term Loan Facility had an applicable weighted average interest rate of 5.71%; and a blended weighted average interest rate of 5.87% for the period ended September 30, 2017.

At September 30, 2017, we had $818.0 million of borrowings outstanding under the New Term Loan Facility and no borrowings outstanding under the New Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the New Revolving Credit Facility as of September 30, 2017.

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

We were in compliance with the terms of the Unsecured Notes as of September 30, 2017 and December 31, 2016.

Contractual Obligations

The following transactions have resulted in a change in our commitments under contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016:

In May 2017, we entered into the New Credit Agreement, which provides for the $35.0 million New Revolving Credit Facility and the $820.0 million New Term Loan Facility. Under the New Credit Agreement, we are required to make principal payments of 1% annually of $2.0 million in 2017, $8.2 million in years 2018 through 2021 and $783.1 million thereafter. We also have required interest payments, computed using a blended weighted average interest rate at September 30, 2017 of 5.74%, of $12.0 million, $46.6 million, $46.1 million, $45.7 million, $45.3 million and $104.5 million from 2017 through 2021 and thereafter, respectively.

In July 2017, we extended the term of our placement fee agreements to 6 years and 11 months with our largest customer in Oklahoma. Under the terms of the agreement, we made a $10.0 million cash payment in August 2017, and will pay approximately $5.6 million per quarter in placement fees, beginning in January 2018 and ending in July 2019.

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

Off-Balance Sheet Arrangements

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Loss, were $1.2 million and $3.5 million for the three and nine months ended September 30, 2017, respectively, and $0.7 million and $2.3 million for the three and nine months ended September 30, 2016, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable, which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $226.6 million and $285.4 million as of September 30, 2017 and December 31, 2016, respectively.

The Contract Cash Solutions Agreement, as amended, provides us with cash in the maximum amount of $425.0 million during the term of the agreement, which expires on June 30, 2019.

We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three and nine months ended September 30, 2017 and 2016.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR. We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. The currency supplied by Wells Fargo was $226.6 million as of September 30, 2017. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $2.3 million impact on income before taxes over a 12-month period. Foreign gaming establishments or third-party vendors supply the currency needs for the ATMs located on their premises.

The New Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the New Credit Facilities paid based on a base rate or based on LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities.

The weighted average interest rate on the New Credit Facilities was approximately 5.71% for the nine months ended September 30, 2017. Based upon the outstanding balance on the New Credit Facilities of $818.0 million as of September 30, 2017, each 1% increase in the applicable LIBOR would have an $8.2 million impact on interest expense over a 12-month period. The interest rate on the Unsecured Notes is fixed, and therefore, an increase in LIBOR does not impact the interest expense associated with such notes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2017

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying Financial Statements, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases and Withholding of Equity Securities

	Total Number of Shares Purchased (1) (in thousands)	Average Price per Share (2)
Tax Withholdings
7/1/17 - 7/31/17	0.5	$7.10
8/1/17 - 8/31/17	0.4	$7.33
9/1/17 - 9/30/17	0.5	$7.80
Total	1.4	$7.41

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Transition and Resignation Agreement and General Release of All Claims with Juliet A. Lim (dated October 25, 2017).

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

November 7, 2017		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)