Form 10-K
period 2017-12-31
Everi Holdings Inc.
filed 2018-03-16
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $485.3 million based on the closing sale price as reported on The New York Stock Exchange.

There were 68,825,422 shares of the registrant’s common stock issued and outstanding as of the close of business on March 1, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2017 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

EVERI HOLDINGS INC.

ANNUAL REPORT ON FORM 10‑K

FOR FISCAL YEAR ENDED DECEMBER 31, 2017

In this filing, we refer to: (i) our audited consolidated financial statements and notes thereto as our “Financial Statements,” (ii) our audited Consolidated Statements of Loss and Comprehensive Loss as our “Statements of Loss,” (iii) our audited Consolidated Balance Sheets as our “Balance Sheets,” and (iv) Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations as our “Results of Operations.”

CAUTIONARY INFORMATION REGARDING
FORWARD-LOOKING STATEMENTS

Everi Holdings Inc. (“Everi Holdings,” “Holdings” or “Everi”) is a holding company, the assets of which are the issued and outstanding shares of capital stock of each of Everi Games Holding Inc. (“Everi Games Holding”), which owns all of the issued and outstanding shares of capital stock of Everi Games Inc. (“Everi Games” or “Games”), and Everi Payments Inc. (“Everi Payments” or “Payments”). Unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” refer to Everi Holdings together with its consolidated subsidiaries.

Our disclosure and analysis in this Annual Report on Form 10-K contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “project,” “may,” “should,” “will,” “likely,” “will likely result,” “will continue,” “future,” “plan,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.

Forward-looking statements include, but are not limited to, statements regarding the following matters: trends in gaming establishment and patron usage of our products; benefits realized by using our products and services; product development, including the release of new game features and additional game and system releases in the future; regulatory approvals; gaming regulatory, card association and statutory compliance; the implementation of new or amended card association and payment network rules; consumer collection activities; future competition; future tax liabilities; future goodwill impairment charges; international expansion; resolution of litigation; dividend policy; new customer contracts and contract renewals; future results of operations (including revenue, expenses, margins, earnings, cash flow and capital expenditures); future interest rates and interest expense; future borrowings; and future equity incentive activity and compensation expense.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are often difficult to predict and many of which are beyond our control. Our actual results and financial condition may differ materially from those indicated in forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation:

•	our history of net losses and our ability to generate profits in the future;
•	our substantial leverage and our ability to raise additional capital to fund operations;
•	our ability to generate sufficient cash to service all of our indebtedness and fund working capital and capital expenditures;
•	restrictions under our indebtedness;
•	our ability to compete in the gaming industry;
•	the impact of changes in Federal corporate tax laws;
•	our ability to maintain our current customers;
•	our ability to prevent, mitigate or timely recover from cybersecurity breaches, attacks and compromises;

•	our ability to execute on mergers, acquisitions or strategic alliances, including our ability to integrate and operate such acquisitions consistent with our forecasts;
•	expectations regarding our existing and future installed base and win per day;
•	expectations regarding development and placement fee arrangements;
•	inaccuracies in underlying operating assumptions;
•	expectations regarding customers’ preferences and demands for future gaming offerings;
•	expectations regarding our product portfolio;
•	the overall growth of the gaming industry, if any;
•	our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals;
•	our ability to comply with the Europay, MasterCard and Visa global standard for cards equipped with security chip technology (“EMV”);
•	our ability to introduce new products and services, including third-party licensed content;
•	gaming establishment and patron preferences;
•	expenditures and product development;
•	anticipated sales performance;
•	employee turnover;
•	national and international economic conditions;
•	changes in gaming regulatory, card association and statutory requirements;
•	regulatory and licensing difficulties;
•	competitive pressures;
•	operational limitations;
•	gaming market contraction;
•	uncertainty of litigation outcomes;
•	interest rate fluctuations;
•	business prospects;
•	unanticipated expenses or capital needs;
•	technological obsolescence; and
•

those other risks and uncertainties discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate. Readers are cautioned to consider the specific risk factors described herein and in “Item 1A. Risk Factors” of this Annual Report on Form 10-K and not to place undue reliance on the forward-looking statements contained herein, which are based only on information currently available to us and speak only as of the date hereof.

We undertake no obligation to update or publicly revise any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. You are advised, however, to consult any further disclosures we make on related subjects in our reports and other filings with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.  Business.

Overview

Everi is a leading supplier of technology solutions for the casino gaming industry.  The Company provides casino operators with a diverse portfolio of products including innovative gaming machines that power the casino floor, and casino operational and management systems that include comprehensive, end-to-end payments solutions, critical intelligence offerings, and gaming operations efficiency technology. Everi’s mission is to be a transformative force for casino operations by facilitating memorable player experiences, delivering reliable protection and security, and striving for customer satisfaction and operational excellence. We are divided into two primary business segments: “Everi Games” or “Games” and “Everi Payments” or “Payments.”

Everi Games provides a number of products and services for casinos, including: (a) gaming machines comprised primarily of Class II and Class III slot machines placed under participation or fixed fee lease arrangements or sold to casino customers, including the award-winning TournEvent®; and (b) system software, licenses, ancillary equipment and maintenance to its casino customers. Everi Games also develops and manages the central determinant system for the video lottery terminals (“VLTs”) installed in the State of New York.

Everi Payments provides its casino customers cash access and related products and services including: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, internet-based gaming and lottery activities.

Everi Holdings was formed as a Delaware limited liability company on February 4, 2004 and was converted to a Delaware corporation on May 14, 2004. Our principal executive offices are located at 7250 South Tenaya Way, Suite 100, Las Vegas, Nevada 89113. Our telephone number is (800) 833-7110. Our website address is www.everi.com. The information on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC.

Our Business Segments

We report our financial performance, and organize and manage our operations, across the following two business segments: (a) Games; and (b) Payments. For additional information on our segments see, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Segments” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Segment Reporting” included elsewhere in this Annual Report on Form 10-K.

A summary of our segment financial information is contained in “Note 17. Segment Information” within our Financial Statements included elsewhere in this Annual Report on Form 10-K.

Our Products and Services

Everi Games

Our Games products and services include commercial products, such as Native American Class II products, and other bingo products, Class III products, lottery systems, and other back office systems. In our Games business, we generally retain ownership of the leased gaming equipment installed at customer facilities and receive recurring revenue based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee based on the number of player terminals installed at the facility. We also make direct sales of player terminals, licenses, back office systems and other related equipment to customers. The majority of these direct sales contracts are for some combination of gaming equipment, player terminals, content, system software, license fees, ancillary equipment and maintenance.

With respect to our Games business, we have expanded our licensing into new jurisdictions, increased investment in research and development, and introduced premium game products (which typically include high definition (“HD”) dual-screens, liquid crystal display (“LCD”) panels, and red green blue (“RGB”) top box lighting). From our historical focus on placement of games into the Oklahoma and Washington tribal markets, Everi Games has diversified its installed base in recent years with entry into new commercial and tribal markets as well as the development and placement of premium products. Everi Games has grown premium game installations with approximately 2,532 units installed (representing approximately 19.0% of our installed base as of December 31, 2017) since entering the category approximately five years ago. Development of generally higher-earning premium games has supported Everi Games’ ability to enter new markets, expand its footprint, and provide broad and new content across its installed base.

Everi Games provides the New York State Gaming Commission with an accounting and central determinant system for the VLTs in operation at licensed State of New York gaming facilities. In January 2018, an amendment to the agreement between Everi Games and the New York State Gaming Commission was approved and became effective. Under this amendment, Everi Games will continue to provide and maintain the central determinant system for the New York Lottery through December of 2019. As of December 31, 2017, this system connected to approximately 19,100 VLTs and has the ability to interface with, provide outcomes to, and manage the VLTs. Pursuant to its agreement with the New York State Gaming Commission, Everi Games receives a portion of the network-wide net win (generally, cash-in less prizes paid) per day in exchange for provision and maintenance of the central determinant system. Everi Games also provides central determinant system technology to Native American tribes in the State of Washington for which it receives a portion of the revenue generated from the VLTs connected to the system.

Our Games products include:

Classic Mechanical Reel Games.  Our full range of classic mechanical reel games provides players with a traditional, high denomination slot gaming experience. These games leverage our long-standing experience in building enduring brands, such as Black Diamond and Wild Wild Gems, and feature a unique take on traditional slot games with eye-catching features. Super Jackpot Series offers large linked progressives on the Player Classic packaged with the Foundation Sign to display rolling progressive meters and exciting win celebrations from across the casino floor. The premium Skyline mechanical reel series is a vintage-inspired bezel showcasing RGB lighting and a 24-inch LCD display, with successful titles including Double Jackpot Gems, Kingmaker, and Blazin’ Gems. Our licensed brand strategy spans into Skyline with DreamWorks Animation® themes, Smokin’ Hot Stuff and Casper.

Video Reel Games. We offer a growing range of dual-screen video reel games that provide a uniquely entertaining slot gaming experience. These games leverage the well-established Player HD and recently introduced, high-performing Core HDX cabinets to deliver eye-catching graphics and full, rich sound. Everi Way Pays games have been introduced to the market, in partnership with Lightning Box Games, for titles including More Fire, Silver Pride, and Great Tiger.  A range of progressive features round out our game library, such as Must-Hit Jackpots™ in Dream Catcher,  Money Frog, and Egypt Twins; and the Jackpot Jump™ feature in Jackpot Inferno, Payday Jackpots, Golden Riches, Fire Jewels, Hearts of Egypt and Fiesta. Additional specialized game mechanics include Lightning Multipliers™ in High Voltage Blackout; Sticky Stacks™ in Butterfly Kingdom, Pixie Power, and Tiger Queen; Real Match™ feature on Start Magic and El Dorado The Lost City; and Wild Match™ in Fortuna Goddess of Luck and Carnival in Rio Wild Match.

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

Empire MPX and The Texan HDX.  The new Empire MPX represents both a premium participation cabinet and a single-screen, for sale cabinet that offers a 43-inch monitor, full 1080p HD graphics capabilities, a fully-customizable touchscreen button panel, and a smaller footprint that allows for tighter pod banking configurations.

The Empire MPX debuted in April 2017 with the launch of the Company’s first video title on its WAP. The Texan HDX is an 8-foot tall cabinet with twin 42-inch video screens, featuring a two-person bench seat. The cabinet is designed to showcase the Everi Standard Video Library in oversized format, allowing the games to be prominently displayed on the casino floor.

Wide Area Progressive. We debuted our first WAP in Class II markets in 2017. Spanning two product lines, our WAP is offered to customers on Player Classic and Empire MPX. The mechanical offering, Jackpot Lockdown, debuted with two themes: Jackpot Lockdown Mega Meltdown and Jackpot Lockdown High Voltage, and will have additional branded themes including Willie Nelson and Singing in the Rain available in 2018. Empire MPX features branded video content with Casablanca and Penn & Teller, all hitting the casino floor in 2017, and new titles, including Buffy the Vampire Slayer and South Park, expected to be delivered in 2018.

TournEvent®.  Our award-winning slot tournament system is a proven solution that allows operators to switch from in-revenue gaming to out-of-revenue tournaments with the simple click of a mouse. TournEvent®’s expansive tournament game library helps operators customize their tournaments, including providing unique bonus opportunities that improve scores or automatically move a player to first place. Casino operators can easily design and build a variety of flexible tournament formats, such as solo or team tournament play, session or round winner advancement, and cumulative or maximum scoring. The latest TournEvent® 5.0 version includes new system enhancements that improve operator efficiencies and hardware and offers engaging tournament games that attracts players.  New TournEvent® 5.0 features include:

•

Automated Wild Card drawing and feature for potential round advancement that automates current tournament procedure and facilitates a smooth player selection process, utilizing overhead signage to quickly identify players who were randomly selected to advance.

•

Find Your Seat Helper that allows operators to preset a color for tournament banks/electronic gaming machines (“EGMs”), auto assign colors to players, and display player names on EGM screens, allowing players to quickly locate their assigned seats.

•	Automated VIP Filter that allows operators to filter a player database so that only select players will be automatically registered into tournaments when a player card is swiped.
•	On Deck Display feature that consists of three session panes, which continuously display player registrations in real-time and allow players to see who is in the current and future sessions.
•	New Skill Tournament Games with interactive bonuses:
o	Fruit Ninja® is an interactive game, much like the popular mobile app game that brings skill into slot tournaments.
o	Electric Diamonds features two new interactive bonuses, Pop Frenzy and Reel Frenzy.

With the wireless tablet option, casino operators will be able to sign up players for tournaments remotely, allowing for a more efficient tournament registration and an overall better tournament experience for the casinos and players alike. TournEvent® also is available with multiple sign options, consisting of a 65-inch television, lighted accent dividers, and the ability to be featured on new bank configurations.

Everi Payments

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

Credit Card Cash Access Transactions and POS Debit Card Cash Access Transactions. Patrons can perform credit card cash access transactions and POS debit card cash access transactions using many of our enabled devices. A patron’s credit card cash access limit is usually a sub-limit of the total credit line and is set by the card-issuing bank, not Everi Payments. These limits vary significantly and can be larger or smaller than the POS debit cash access limit. A credit card cash access transaction obligates the patron to repay the issuing bank over time on terms that are preset by the cardholder agreement. A patron’s POS debit card allows the patron to make cash withdrawals at the POS in an amount equal to the lesser of the amount of funds in the account, or a daily limit that is generally five to ten times as large as the patron’s daily ATM limit.

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

Check-Related Services. Patrons are able to cash checks at certain gaming establishments. When a patron presents a check to the cashier, the gaming establishment can accept or deny the transaction based on its own customer information and at its own risk, obtain third-party verification information about the check writer, the bank account number and other information relating to the check to manage its risk, or obtain a warranty on payment of the check, which entitles the gaming establishment to reimbursement of the full amount of the check if it is dishonored.

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

Our principal Payments products and services consist of the following:

Casino Cash Plus 3-in-1 ATMs are unmanned, cash-dispensing machines that enable ATM cash withdrawals, POS debit card cash access transactions, and credit card cash access transactions directly, or using our 3-in-1 Rollover functionality. Most financial institutions that issue debit cards impose daily ATM withdrawal limits, and, in some instances, aggregate and count Friday, Saturday and Sunday as a single day in calculating such limits. If a patron has reached his or her daily ATM limit, our 3-in-1 Rollover functionality automatically enables the patron to obtain funds via a POS debit card transaction or a credit card cash access transaction instead.

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

CashClub® provides gaming establishments with a single dashboard interface that streamlines credit and debit card cash access transaction processing and check warranty transactions. It allows for electronic signature capture and dynamic currency conversion. It also interfaces with our Everi Compliance to assist casino operations with meeting regulatory requirements under Title 31 of the Bank Secrecy Act.

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

We also offer:

•	Stand alone, non-ATM terminals that perform authorizations for credit card cash access and POS debit card cash access transactions.
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

Research and Development

We conduct research and development activities primarily to develop gaming systems, gaming engines, casino data management systems, casino central monitoring systems, video lottery outcome determination systems, gaming platforms and gaming content, as well as to add enhancements to our existing product lines. We believe our ability to deliver differentiated, appealing products and services to the marketplace is based on our research and development investments, and we expect to continue to make such investments in the future. Research and development costs consist primarily of salaries and benefits, consulting fees and game lab testing fees. Once the technological feasibility of a project has been established, it is transferred from research to development and capitalization of development costs begins until the product is available for general release. Research and development costs were $18.9 million, $19.4 million and $19.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Customers

As of December 31, 2017, we served over 1,000 casinos and other gaming properties in the United States, Europe, Canada, the Caribbean, Central America and Asia. In certain limited circumstances, we provide our products and services to non-gaming establishments, such as gas stations and other retail businesses associated with gaming establishment customers. However, the revenue generated from these operations is not material to our operations and we do not actively market or target non-gaming establishment customers.

Sales and Marketing

In our Games business, we sell and market our products and services to gaming establishments primarily through the use of a direct sales force, which targets gaming establishments in the United States and in international markets. With respect to our gaming products, we participate in the Class III and Class II gaming machine markets, as well as the central determinant system market in North America, through participation, or revenue share, and fixed fee arrangements and the sale of proprietary EGMs and systems. Revenues from our operations outside the United States were 4.7%, 3.7% and 2.9% for the years ended December 31, 2017, 2016 and 2015, respectively. All of our long-lived assets outside of the United States were immaterial for each of fiscal 2017 and 2016.

In our Payments business, we sell and market Cash Access (Cash Advance, ATM and Check Services), Kiosks Sales and Services, Compliance Sales and Services and Central Credit Services. For the year ended December 31, 2017, approximately 95% of our revenues were earned from North American sources, while the remaining 5% were derived internationally.

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

Competition

In our Games business, we compete across different gaming markets with a variety of gaming equipment suppliers. Competition is generally based upon the: (a) amount of revenue our products generate for our customers relative to the amount of revenue generated by our competitors’ products; (b) prices and fees we and our competitors charge for products and services offered; and (c) appeal of our competitors’ products to gaming patrons, which has a direct effect on the volume of play generated by a product and, accordingly, the revenues generated for our customers. To drive customer demand and improve product attractiveness to end users, we continually work to develop new game themes, gaming engines, hardware platforms and systems that appeal to gaming patrons, all while working to release these new products to the marketplace in a timely manner.

In our Payments business, we compete with other providers of cash access services to the gaming industry, as well as with financial institutions and other regional and local banks that operate ATMs on the premises of gaming establishments. Some of these other providers and financial institutions have established cooperative relationships with each other to expand their service offerings. We also face increased competition from: (a) independent sales organizations, which provide basic services and aggressive pricing; (b) other manufacturers that provide similar good and services; and (c) traditional transaction processors that have entered the gaming patron cash access services market. This increased competition amongst these various providers of cash access services has resulted in pricing pressure and margin erosion with respect to our core cash access products and services.

Proprietary Rights

We believe the ability to introduce and respond to technological innovation in the gaming industry will be an increasingly important qualification for the future success of any provider of cash access and gaming-related products and services. Our continued competitiveness will depend on: (a) the pace of our new product development; (b) our patent, copyright, trademark and trade secret protection; and (c) our relationships with customers. Our business development personnel work with gaming establishments, our technology and other strategic partners, and the suppliers of the financial services upon which our cash access services rely, to design and develop innovative products and services that appeal to gaming patrons.

We rely on a combination of patents, trademarks, copyrights, trade secrets and contractual restrictions to protect our intellectual property. In our business, we have over 250 patents issued related to games and systems and processes, and have more than 50 patent applications pending world-wide. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, when such filings are commercially reasonable, within and outside the United States. We also seek trademark protection for our names and products and have registered hundreds of trademarks in the United States and various foreign countries. Under permission or license agreements with third parties, we also sell gaming products covered by independently filed copyrights, trademarks or patents. Typically, these contracts require us to pay royalties to the licensing party. Royalty expenses are included in the cost of gaming and systems in our Financial Statements included elsewhere in this Annual Report on Form 10-K. In addition to our patents, trademarks, and copyrights, we also rely on a broader scope of intellectual property including trade secrets, in-house know-how and innovation.

Employees

As of December 31, 2017, we had approximately 1,100 employees. We believe that our relations with our employees are good. We have never experienced a work stoppage and none of our employees are subject to a collective bargaining agreement.

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

REGULATION

Gaming Regulation

The gaming industry is highly regulated under legal systems that frequently evolve and change based on governmental public policies. Various aspects of our business are subject to comprehensive laws, regulations and ordinances applicable to the ownership, management and operation of gambling establishments as well as certain financial services conducted at such establishments. These gaming laws, regulations and ordinances require us to be licensed, registered, found suitable, qualified or otherwise approved by various city, county, state, provincial, federal, tribal and foreign government agencies (collectively, “Gaming Authorities”) in the jurisdictions where we conduct business.  We must maintain those licenses, registrations, or other approvals in good standing to continue our business, all of which generally impose certain: (i) financial and operational reporting, and oversight requirements; and (ii) character and fitness suitability requirements, in each case administered by the Gaming Authorities, upon us and our affiliated or subsidiary organizations, as well as the officers, directors, key personnel and, in certain instances, holders of our debt or equity securities in each of those organizations, and our material business associates. Gaming Authorities have broad discretion in determining whether to grant a license, registration or other approval.  Subject to complying with certain procedural requirements, Gaming Authorities may deny any application, or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability, qualification or other approval for any cause deemed reasonable to them.

In general, the licensure, qualification and approval requirements and the regulations imposed on non-gaming suppliers and vendors are less stringent than those requirements and regulations imposed on gaming operators, gaming-related manufacturers and suppliers.  However, some jurisdictions do not distinguish between non-gaming and gaming suppliers and vendors while other jurisdictions classify all of our products and services as gaming-related.  In those jurisdictions which classify our products and services as gaming-related, we are subject to the more stringent licensing and regulatory framework. The stated policies and other purposes behind such laws, regulations, and ordinances are generally to: (i) ensure the public’s trust and confidence in legalized gambling through a system of mandated regulation, internal controls, accounting practices, and operating procedures; and (ii) promote economic activity for the state, county and local governments through revenue opportunities emanating from taxes, licensing fees, and other economic benefits arising out of gambling and related activities.

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

The Johnson Act, as amended by the Federal Gambling Devices Act of 1962 (the “Johnson Act”), requires that we register annually with the Criminal Division of the United States Department of Justice and requires a wide variety of record keeping and equipment identification efforts on our part. Registration is required in order for us to sell, distribute, manufacture, transport, or receive gaming equipment, machines or components across state lines. If we fail to comply with the requirements set forth under the Johnson Act, we could become subject to a variety of penalties, including, but not limited to, the seizure and forfeiture of equipment.

State and Tribal Gaming Commissions. We are regulated by gaming commissions or similar authorities at the state or tribal level as either a: (i) manufacturer of gaming devices, in those jurisdictions where we manufacture gaming devices and systems; (ii) supplier of “associated equipment,” in those jurisdictions where we sell and service fully integrated kiosks and other integrated kiosk solutions; and (iii) non-gaming supplier or vendor, in those jurisdictions where we provide cash access and Central Credit services only. Such commissions or similar authorities may include: Nevada Gaming Commission and Gaming Control Board, Mississippi Gaming Commission, Indiana Gaming Commission, Illinois Gaming Board, New Jersey Casino Control Commission, New Jersey Division of Gaming Enforcement, Iowa Racing and Gaming Commission, the Kansas Lottery Commission, the Kansas Racing and Gaming Commission, the Louisiana State Gaming Control Board, the Louisiana State Racing Commission, as well as other various federal, state and local government entities and agencies.

The process of obtaining necessary licenses, registrations, or other approvals often involves substantial disclosure of confidential or proprietary information about us and our officers, directors, key personnel and, in certain instances, beneficial owners of our debt or equity securities, and requires a determination by the regulators as to our suitability as a manufacturer, supplier, or vendor to gaming establishments. Such suitability examinations may also generally include the following:

•

requiring the licensure or finding of suitability of any of our officers, directors, key employees, or beneficial owners of our debt or equity securities as well as our key third-party vendors, suppliers, customers, and other companies with whom we conduct business;

•

the termination or disassociation with such officer, director, key employee, or beneficial owner of our securities that fails to file an application or to obtain a license or finding of suitability and prohibiting unapproved payments and distributions to such persons;

•	the submission of detailed financial and operating reports;
•	the submission of reports of material loans, leases, sales of securities, and financings; and
•

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

Tribal-State Compacts and Tribal Regulation. Native American gaming is subject to certain federal and tribal laws, rules, and regulations, including, for purposes of illustration and without limitation, IGRA. IGRA is the federal enactment that created the NIGC, which is vested with the authority to regulate gaming activities conducted by federally-recognized Native American tribes on Indian lands. Tribal legislation regarding gambling operations on Indian lands must be approved by the NIGC and, in certain instances, compacts are required to be executed between Native American tribes and the state governments proximate to such Indian lands. Native American tribes must adopt and submit for NIGC approval the ordinances that regulate their gaming activities. Pursuant to the requirements of IGRA, our tribal customers require the tribe to have the sole proprietary interest in their gaming activities, and management contracts and collateral agreements in which tribes transfer authority to a third party for purposes of controlling all or part of the gaming operations are subject to the express review and approval of the NIGC. Because federally recognized Native American tribes are considered “domestic dependent nations” with certain sovereign rights, Native American tribes can enact their own laws and regulate gaming operations and contracts, and, with some exceptions, generally enjoy a degree of sovereign immunity, which, among other things, recognizes a tribe’s inherent authority of self-determination and self-governance, immunizes the tribe from certain lawsuits outside of tribal jurisdiction, and generally authorizes a tribe’s powers of taxation and spending over its federally-recognized nation.

Class III gaming on Native American tribal lands is usually subject to the negotiation of a compact between the tribe and the proximate state attendant to where the tribe intends to operate a gaming facility. These tribal-state compacts typically include provisions entitling the state to receive significant sums of money in exchange for the tribe’s operation of Class III gaming. While tribal-state compacts are intended to document the agreement between the state and a tribe, these tribal-state compacts can be subject to disputes relative to permitted Class III gaming operations.

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

Lottery Commissions. Most states and the District of Columbia have lotteries. The operation of lotteries is subject to extensive regulation. Many aspects of lottery operations are determined by state or local legislation, but lottery regulatory authorities exercise significant discretion to ensure the integrity of contract awards and lottery operations, including in the process of selecting suppliers of equipment, technology and services and retailers of lottery products.  Lottery regulatory commissions typically require detailed background disclosure by and investigations of vendors and their subsidiaries, affiliates, principal stockholders, officers, directors, and employees who will be directly responsible for the operation of lottery systems.  These regulators may have authority to order removal of employees who they deem to be unsuitable or whose presence they believe may adversely affect the operational security or integrity of the lottery. Some lottery commissions mandate extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically 5% or more) of a vendor’s securities. The failure of such beneficial owners of our securities to cooperate with the regulators could result in penalties, jeopardize the award of a lottery contract to us, or provide grounds for termination of an existing lottery contract.

Internet and Online Gaming Regulation. Several states have passed implementing legislation and regulations to allow certain intra-state, wager-based, online casino or lottery games, such as online poker, online lottery, lottery ticket purchases, or lottery ticket subscriptions. This is due, in part, to: (a) a rule of construction contained within the Unlawful Internet Gaming Enforcement Act (“UIGEA”) that limits and prevents UIGEA application from altering, limiting or extending any federal, state or tribal laws regulating gambling; (b) a definition within UIGEA that excludes certain intra-state, intra-tribal and interstate horseracing transactions from the phrase “unlawful Internet gambling,” provided certain threshold requirements are met; (c) a memorandum dated September 20, 2011 and published by the United States Department of Justice, Criminal Division, in which the Department concludes, among other things, that the Federal Wire Act of 1961 (the “Wire Act”) does not apply to interstate transmissions of wire communications that do not relate to a sporting event or contest; and (d) traditional constitutional jurisprudence originating from the Commerce Clause of and Tenth (10th) Amendment to the United States Constitution and preemption jurisprudence, among others. To date, states such as Delaware, Georgia, Illinois, Michigan, Nevada, New Jersey, New York, North Carolina, North Dakota and Pennsylvania have authorized some form of internet or online gaming or lottery activities.

However, the legislative and regulatory environment surrounding online, wager-based games in the United States remains uncertain and complex, and it is unclear how the legislative and regulatory framework governing these activities will evolve in the future. Many states have yet to introduce or finalize regulations regarding the licensing and operational requirements regarding online, wager-based activity, including the licensing and technological requirements relating to the funding and processing of payments relating to online, wager-based casino and lottery games. In addition, the funding of online casino gaming activity is subject to the requirement of the UIGEA, which may prohibit or significantly impede the funding of online, wager-based gaming activity. There is also a possibility that the Wire Act may be amended in the future to prevent or prohibit the use of Internet or mobile-based platforms regardless of the involvement of a sporting event or contest or that the United States Department of Justice may amend, modify, rescind, or otherwise alter its previous memoranda and that such action may result in a materially different interpretation of the Wire Act, which may result in civil or criminal enforcement actions.

Financial Services Regulation

Our Payments business is also subject to a number of financial services regulations:

Durbin Amendment. Rules promulgated by the Board of Governors of the Federal Reserve System, required as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), including the so-called Durbin Amendment (the “Durbin Amendment”), establish, among other things, standards for assessing whether debit card interchange fees received by certain debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Debit card interchange fees are established by payment card networks and ultimately paid by merchants to debit card issuers for each debit transaction.

Anti-Money Laundering. The USA PATRIOT Act of 2001, other federal statutes, generally referred to as the Bank Secrecy Act, and implementing federal regulations require us to establish and maintain an anti-money laundering program. Our anti-money laundering program includes: internal policies, procedures and controls designed to identify and report money laundering, a designated compliance officer, an ongoing employee training program, and an independent audit function to test the program. In addition, the cash access services that we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act. Our gaming establishment customers are required to file a SAR with the U.S. Treasury Department’s Financial Crimes Enforcement Network to report any suspicious transactions relevant to a possible violation of law or regulation. We are also required to file a SAR where we provide our cash access services directly to patrons through financial services centers that we staff and operate. To be reportable, such a transaction must meet criteria that are designed to identify the hiding or disguising of funds derived from illegal activities. Our gaming establishment customers, in situations where our cash access services are provided through gaming establishment cashier personnel, and we, in situations where we provide our cash access services through a financial services center, are required to file a CTR of each deposit, withdrawal, exchange of currency or other payment or transfer by, through or to us which involves a transaction in currency of more than $10,000 in a single day. Our CashClub® product can assist in identifying transactions that give rise to reporting obligations. When we issue or sell drafts for currency in amounts between $3,000 and $10,000, we maintain a record of information about the purchaser, such as the purchaser’s address and date of birth.

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

Item 1A.  Risk Factors.

The following section describes material risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations or the market price of our stock. This section should be read in conjunction with our Financial Statements and Results of Operations included elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Business

We have recorded net losses in each of the last three fiscal years and we may not generate profits in the future.

We had net losses of $51.9 million, $249.5 million and $105.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. As a result of the interest payments on the indebtedness incurred in connection with Everi Holdings’ purchase of Everi Games Holding in December 2014 (the “Merger”), amortization of intangible assets associated with the Merger and other acquisitions, other related acquisition and financing costs, asset impairment charges and depreciation and other amortization, we may not be able to generate profits in the future. We expect to continue to incur charges in the future in connection with the Merger and future acquisitions and we cannot assure you that we will generate net profits from operations in 2018 or subsequent years. Our ability to generate net profits in the future will depend, in part, on our ability to:

•	establish strategic business relationships with new and existing customers;
•	sell our products and services into new markets and to new customers in existing markets and retain our existing customers;
•	develop new games or license third party content in our Games business and develop new products and services in our Payments business;
•	effectively manage a larger and more diversified workforce and business;
•	react to changes, including technological and regulatory changes, in the markets we target or operate in;
•	respond to competitive developments and challenges;
•	continue to comply with the EMV global standard for cards equipped with security chip technology; and
•	attract and retain experienced and talented personnel.

We may not be able to do any of these successfully, and our failure to do so could have a material adverse effect on our business, financial condition, operations or cash flows, which could, among other things, affect our ability to make payments under our New Credit Facilities (defined herein) or the 2017 Unsecured Notes (as defined herein).

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our industry or the economy, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations with respect to our indebtedness.

As of December 31, 2017, our total indebtedness was approximately $1.2 billion, which included the New Credit Facilities and the 2017 Unsecured Notes, each of which contain restrictive covenants. Our high degree of leverage could have significant adverse effects on our business, including:

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•

making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the New Credit Facilities and the indentures governing the 2017 Unsecured Notes;

•	increasing our vulnerability to adverse economic, industry or competitive developments;
•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and
•

limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged or may have more resources than us and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting.

We may not be able to generate sufficient cash to service all of our indebtedness, including the New Credit Facilities and the 2017 Unsecured Notes, and fund our working capital and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on our indebtedness, including the New Credit Facilities and the 2017 Unsecured Notes, will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including those under the New Credit Facilities, will be available to us in an amount sufficient to pay our indebtedness or to fund other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional equity capital, or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The New Credit Facilities and the indenture governing the 2017 Unsecured Notes restrict our ability to dispose of assets and use the proceeds from any such disposition.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, the holders of the 2017 Unsecured Notes could declare all outstanding principal and interest to be due and payable, the lenders under the New Credit Facilities could declare all outstanding amounts under such facilities due and payable and terminate their commitments to loan money, and, in each case, foreclose against the assets securing the borrowings under the New Credit Facilities, and we could be forced into bankruptcy or liquidation.

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

The New Credit Facilities and the indenture governing the 2017 Unsecured Notes contain a number of significant restrictions and covenants that limit our ability to:

•	incur additional indebtedness;
•	sell assets or consolidate or merge with or into other companies;
•	pay dividends or repurchase or redeem capital stock;
•	make certain investments;
•	issue capital stock of our subsidiaries;
•	incur liens;
•	prepay, redeem or repurchase subordinated debt; and
•	enter into certain types of transactions with our affiliates.

These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete. In addition, the New Credit Facilities require us to comply with a financial maintenance covenant under certain circumstances. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with the financial covenants contained in the New Credit Facilities, if applicable. If we violate this covenant and are unable to obtain a waiver from our lenders, our debt under the New Credit Facilities would be in default and could be accelerated by our lenders. Based on cross-default provisions in the agreements and instruments governing our indebtedness, a default under one agreement or instrument could result in a default under, and the acceleration of, our other indebtedness. In addition, the lenders under the New Credit Facilities could proceed against the collateral securing that indebtedness.

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

Our net operating losses and other tax credit carry forwards are subject to limitations that could potentially reduce these tax assets.

As of December 31, 2017, we had tax effected federal and state net operating loss (“NOL”) carry forwards of approximately $74.1 million and $13.1 million, respectively, federal research and development credit carry forwards of approximately $6.0 million, and foreign tax credit carry forwards of approximately $0.5 million. The federal net operating losses can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2022. The state net operating loss carry forwards will expire between 2018 and 2038. The federal research and development credits are limited to a 20 year carry forward period and will begin to expire in varying amounts in 2029, if not utilized. The foreign tax credits can be carried forward 10 years and will expire in 2020, if not utilized.

Based on the weight of available evidence, including both positive and negative indicators, if it is more likely than not that a portion, or all, of the deferred tax assets will not be realized, we must consider recording a valuation allowance. Greater weight is given to evidence that is objectively verifiable, most notably historical results. As we are in a cumulative loss position, we increased our valuation allowance for deferred tax assets by $2.3 million (net of a reduction for the decrease in the US federal corporate tax rate) during 2017, related to these NOL and other tax credit carry-forwards. Our ability to utilize the remaining NOL and other tax credit carry forwards to reduce taxable income in future years may be further limited, including the possibility that projected future taxable income is insufficient to realize the benefit of these NOL carry forwards prior to their expiration. To the extent our results of operations do not improve, we may not have the ability to overcome the more likely than not accounting standard that would allow us to reverse the valuation allowance and may be subject to record an additional valuation allowance in the future.

Our ability to use these tax assets could be adversely affected by the limitations of Sections 382, 383 and 384 of the Internal Revenue Code. In addition, a portion of our NOL’s include amortization of goodwill for tax purposes associated with a restructuring that occurred in 2004, which could be subject to audit by the IRS and thus may have an adverse effect on our NOL carry forwards.

The recently passed Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) could adversely affect our business and financial condition.

The 2017 Tax Act, among other changes, makes a US federal net operating loss less valuable as an asset due to a new flat US federal corporate income tax rate of 21%, replacing a graduated rate with a maximum income tax rate of 35%, effective January 1, 2018. Net operating losses arising in taxable years beginning after December 31, 2017 are limited in use to offset eighty percent of taxable income, without the ability to carryback such net operating losses, but with an indefinite carryforward of such losses (instead of the former 2 year carryback and 20 year carryforward for net operating losses arising in taxable years beginning before December 31, 2017). The amount of the net US federal interest expense deduction is generally limited to (a) 30% of adjusted taxable income, calculated without regard to depreciation, amortization, depletion or interest, effective for tax years beginning after December 31, 2017 and before January 1, 2022 and (b) 30% of adjusted taxable income, calculated without regard to interest (reduced by depreciation, amortization and depletion), effective for tax years beginning after December 31, 2021. Disallowed amounts may be carried forward indefinitely, subject to ownership change limitations. We continue to examine the impact this tax reform legislation may have on our deferred tax assets and our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the 2017 Tax Act is uncertain and our business and financial condition could be adversely affected.

We may experience network or system failures, or service interruptions, including cybersecurity attacks or other technology risks. Our inability to protect our systems and data against such risks could harm our business and reputation.

In the course of providing our cash access services, we engage third-party processors, data center providers, telecommunication networks and other third-party technology vendors. In addition, we gather, as permitted by law, non-public, personally-identifiable financial information from patrons who use our cash access services, such as names, addresses, telephone numbers, bank and credit card account numbers and transaction information, which may be routed through our third-party vendors. We are required by law to safeguard and protect the privacy of such non-public personal information and we take such responsibilities seriously, which we demonstrate by carefully vetting the third parties we choose to provide technology services to us.

In the course of providing our gaming related products and services, we engage third-party processors, data center providers, telecommunication networks and other third-party technology vendors. In the event our EGMs are compromised, gaming establishments may require us to remediate any abnormality or suspicious activity or require us to indemnify casino operators for lost business and, potentially, their patrons. This may have cascading implications across our network security platform and information technology infrastructure that could require greater management and employee focus on these issues, resulting in lost productivity and increased costs. We also could be subject to liability claims or regulatory compliance implications.

Our internal network, systems and related infrastructure, in addition to the networks, systems and related infrastructure of our third-party technology vendors, may be vulnerable to computer viruses and other malware that infiltrate such systems and networks, as well as physical or electronic security breaches, natural disasters and similar disruptions. They may also be the target of attempts to identify and exploit network and system vulnerabilities, penetrate or bypass security measures in order to interrupt or degrade the quality of the services we receive, or provide or otherwise gain unauthorized access to our networks and systems or those of our third-party vendors. These vulnerabilities or other attempts at access may result from, or be caused by, human error or technology failures, but they may also be the product of malicious actions by third parties intending to harm our business. The methods that may be used by these third parties to cause service interruptions or failures or to obtain unauthorized access to information change frequently, are difficult to detect, and are hard to defend against. Our defensive measures, and those employed by our third-party vendors, may not be sufficient to defend against all such methods, and any such failure to defend could lead to interruptions or outages of our services, delays, loss of data or public release of confidential data. In some instances, such failures could cause us to fail to meet contractual deadlines or specifications and force us to renegotiate contracts on less favorable terms, pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We are parties to certain agreements that could require us to pay damages resulting from loss of revenues if our systems are not properly functioning or as a result of a system malfunction. For example, our agreement with the New York State Gaming Commission permits termination of the contract at any time for failure by us or our system to perform properly, and any such unforeseen downtime could subject us to liquidated damages. In addition, if we fail to meet the terms specified in our contracts, we may not realize their full benefits. Failure to perform under any contract could result in substantial monetary damages, as well as contract termination. We also could be subject to liability for claims relating to misuse of personal information in violation of contractual obligations or data privacy laws. In addition, we cannot provide assurance that the contractual requirements related to the security and privacy that we impose on our third-party vendors who have access to this data will be followed or will be adequate to prevent the misuse of this data.

Any of the issues described above, whether experienced by us or a third-party vendor, could harm our reputation, deter existing and prospective customers from using our services, increase our operating expenses in order to contain and remediate the incident, expose us to unanticipated or uninsured liabilities, disrupt our operations (including potential service interruptions), distract our management, increase our risk of litigation or regulatory scrutiny, result in the imposition of penalties and fines under applicable laws, or lead to the loss of customers and revenue. We maintain insurance against cybersecurity and related risks, but it may not cover all losses that we could suffer.

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

As of December 31, 2017, we operated 8,875 Class II gaming units under lease or daily fixed fee arrangements to our customers. Customers who enter into compacts with state governments may desire to change from Class II gaming units to Class III gaming units, as Class III units generally perform better than Class II units. This may result in the loss of placements under lease or daily fixed fee arrangements as customers purchase or lease Class III units from other equipment suppliers to replace our existing Class II units. If we are unable to replace these lost units with our proprietary Class III units, then our business, financial condition, operations or cash flows may suffer an adverse effect.

If we are unable to renew our contract with the New York State Gaming Commission, our revenues, financial condition, operations or cash flows may suffer a material adverse effect.

Our contract to provide an accounting and central determinant system for the VLTs in the State of New York has provided Games segment revenues of approximately $18.1 million for the years ended December 31, 2017 and 2016. In January 2018, an amendment to the agreement between Everi Games and the New York State Gaming Commission was approved and became effective. Under this amendment, Everi Games will continue to provide and maintain the central determinant system for the New York Lottery through December of 2019.  Upon its expiration, if we are unsuccessful in renewing the contract, our business, financial condition, operations or cash flows may suffer a material adverse effect.

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

Native American tribes that are federally recognized are considered “domestic dependent nations” with certain sovereign rights and, in the absence of a specific grant of authority by Congress to a state or a specific compact or agreement between a tribal entity and a state that would allow the state to regulate activities taking place on Native American lands, such tribes can enact their own laws and regulate gaming operations and contracts. In this capacity, Native American tribes generally enjoy a degree of sovereign immunity, which, among other things, recognizes a tribe’s inherent authority of self-determination and self-governance, immunizes the tribe from certain lawsuits outside of tribal jurisdiction, and generally authorizes a tribe’s powers of taxation and spending over its federally-recognized nation. Accordingly, before we can seek to enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, we must obtain from the Native American tribe a general or limited waiver of its sovereign immunity with respect to the matter in dispute, which we are not always able to do. Without a general or limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribal party to that contract. Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there could be an issue as to the forum in which a lawsuit may be brought against the Native American tribe. Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes, and we may be unable to enforce any arbitration decision effectively. Although we attempt to agree upon governing law and venue provisions in our contracts with Native American tribal customers, these provisions vary widely and may not be enforceable.

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

Our ability to provide uninterrupted and high levels of services depends upon the performance of the third-party processors, data center providers, telecommunication networks and other third-party technology vendors that we use. Any significant interruptions in, or degradation of, the quality of the services, including infrastructure storage and support, that these third parties provide to us could severely harm our business and reputation and lead to the loss of customers and revenue. Our internal network, systems and related infrastructure as well as third-party providers and their networks, systems and related infrastructure are potentially vulnerable to computer viruses, physical or electronic security breaches, natural disasters and similar disruptions, which could lead to interruptions or outages of our services, delays, loss of data or public release of confidential data, all of which could have a material adverse effect on our business, financial condition, operations or cash flows. In some instances, such failures could cause us to fail to meet contractual deadlines or specifications and force us to renegotiate contracts on less favorable terms, pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We are parties to certain agreements that could require us to pay damages resulting from loss of revenues if our systems are not properly functioning or as a result of a system malfunction. For example, our agreement with the New York State Gaming Commission permits termination of the contract at any time for failure by us or our system to perform properly, and any such unforeseen downtime could subject us to liquidated damages. In addition, if we fail to meet the terms specified in our contracts, we may not realize their full benefits. Failure to perform under any contract could result in substantial monetary damages, as well as contract termination. Our results of operations are dependent on our ability to maximize our earnings from our contracts.

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

Our 3-in-1 Rollover patent expired in early 2018 and our business, financial condition, operations or cash flows may suffer an adverse effect from our competitors’ use of this technology.

We no longer have the ability to extend our existing 3-in-1 Rollover patent, which allows a patron that has reached his or her daily ATM limit to obtain funds via a POS debit card cash access transaction or a credit card cash access transaction instead. As a result of the patent expiration, our competitors will have the ability to emulate this technology; and our business, financial condition, operations or cash flows may suffer an adverse effect.

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

We may not achieve the intended benefits of our acquisitions, if any, nor may we be able to integrate those businesses successfully, and any such acquisitions may disrupt our current plans and operations.

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

•	as successor we may be subject to certain liabilities of our acquisition targets;
•	we may face new intellectual property challenges; and
•	we may be required to sustain significant exit or impairment charges if products acquired in business combinations are unsuccessful.

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

In the event of a natural disaster, the operations of gaming establishments could be negatively impacted or consumer demand for gaming could decline, or both, and as a result, our business could be interrupted, which could materially and adversely affect our revenues and results of operations. Adverse weather conditions, particularly flooding, hurricanes, tornadoes, heavy snowfall and other extreme weather conditions often deter our customer’s end users from traveling or make it difficult for them to frequent the sites where our games are installed. If any of those sites experienced prolonged adverse weather conditions, or if the sites in the State of Oklahoma, where a significant number of our games are installed, simultaneously experienced adverse weather conditions, our results of business, financial condition and operations could be materially and adversely affected. During 2017, the impact of weather-related natural disasters resulted in business disruption at certain of our customers’ facilities.

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

As we expand into new markets, we expect to encounter business, legal, operational and regulatory uncertainties as well as additional responsibilities. As we enter new jurisdictions, we are subject to increasing legal, regulatory and reporting requirements that will require substantial additional resources, such as new licenses, permits and approvals, including third-party certifications that our games comply with a particular jurisdiction’s stated regulations, in order to meet our expectations for new market entry, and such licenses, permits or approvals may not be timely granted to us, or granted to us at all, which could have a material effect on our business in general and new market entry specifically. Obtaining and maintaining all required licenses, findings of suitability, registrations, permits or approvals is time consuming, expensive and potentially distracting to management. As we enter new jurisdictions, our reporting systems will need to be developed or updated, and we may fail to provide timely or adequate notifications or reporting requirements within these new jurisdictions, which could have adverse regulatory consequences for us in that, or in other, jurisdictions, which could affect our business. In addition, entry into new markets may require us to make changes to our gaming systems to ensure that they comply with applicable regulatory requirements. We may also encounter additional legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.

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

Our Central Credit gaming patron credit bureau and check verification and warranty services are subject to the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act of 2003 and similar state laws. The collection practices that are used by our third-party providers and us may be subject to the Fair Debt Collection Practices Act and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card cash access transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to state and local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs, our ability to surcharge cardholders who use our ATMs, and the form and type of notices that must be disclosed regarding the provision of our ATM services. The cash access services we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. We are required to file SARs with respect to transactions completed at all gaming establishments where we provide our cash access services through a gaming establishment’s cashier or financial services center. If we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher, we are subject to the applicable state licensing requirements and regulations governing check cashing activities. We are also subject to various state licensing requirements and regulations governing money transmitters.

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
•

our inability to make payments on our outstanding indebtedness as they become due or our inability to undertake actions that might otherwise benefit us based on the financial and other restrictive covenants contained in the New Credit Facilities and the indenture governing the 2017 Unsecured Notes;

•	the loss, or failure, of a significant supplier or strategic partner to provide the goods or services that we require from them;
•

our inability to introduce successful, new products and services in a timely manner or the introduction of new products or services by our competitors that reduce the demand for our products and services;

•	our failure to successfully enter new markets or the failure of new markets to develop in the time and manner that we anticipate;
•	announcements by our competitors of significant new contracts or contract renewals or of new products or services;
•	changes in general economic conditions, financial markets, the gaming industry or the payments processing industry;
•	the trading volume of our common stock;
•	sales of common stock or other actions by our current officers, directors and stockholders;
•	acquisitions, strategic alliances or joint ventures involving us or our competitors;
•	future sales of our common stock or other securities;
•	the failure of securities analysts to cover our common stock or changes in financial estimates or recommendations by analysts;
•	our failure to meet the revenue, net income or earnings per share estimates of securities analysts or investors;
•	departures of key personnel or our inability to attract or retain key personnel;
•	our ability to prevent, mitigate or timely recover from cybersecurity breaches, attacks and compromises with respect to our infrastructure, systems and information technology environment;
•	terrorist acts, theft, vandalism, fires, floods or other natural disasters; and
•	rumors or speculation as to any of the above which we may be unable to confirm or deny due to disclosure restrictions imposed on us by law or which we otherwise deem imprudent to comment upon.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our headquarters are located in a facility in Las Vegas, Nevada, consisting of approximately 62,000 square feet of office space under a lease through April 2023. In addition, we have approximately 103,000 square feet of office space in Austin, Texas under a lease through June 2021. We also lease facilities with approximately 17,000 square feet in Chicago, Illinois and Reno, Nevada, which support the design, production and expansion of our gaming content. These design studios are under a lease through June 2023 and May 2021 for the Chicago and Reno offices, respectively. We also lease several other properties that are used to support all our products and services.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

In this filing, we refer to: (i) our audited consolidated financial statements and notes thereto as our “Financial Statements,” (ii) our Consolidated Statements of Loss and Comprehensive Loss as our “Statements of Loss,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” and (iv) Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations as our “Results of Operations.”

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on the New York Stock Exchange under the symbol “EVRI.” On March 1, 2018, there were five holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

The following table sets forth for the indicated periods, the high and low sale prices per share of our common stock:

	Price Range
	High	Low
2017
First Quarter	$5.06	$2.16
Second Quarter	7.50	4.66
Third Quarter	8.99	6.81
Fourth Quarter	8.99	7.16
2016
First Quarter	$4.50	$1.73
Second Quarter	2.29	1.13
Third Quarter	2.64	1.16
Fourth Quarter	2.60	1.21

On March 1, 2018, the closing sale price of our common stock on the New York Stock Exchange was $7.32.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all earnings for the repayment of our outstanding debt and to finance the growth and development of our business. Any future change in our dividend policy will be made at the discretion of our Board of Directors and will depend on contractual restrictions, our results of operations, earnings, capital requirements and other factors considered relevant by our Board of Directors. In addition, the New Credit Facilities and the indenture governing the 2017 Unsecured Notes limit our ability to declare and pay cash dividends.

Common Stock Repurchases

We did not have a share repurchase program in effect for the years ended December 31, 2017, 2016 and 2015.

Issuer Purchases and Withholding of Equity Securities

We repurchased or withheld from restricted stock awards 15,457, 18,717, and 32,617 shares of our common stock at an aggregate purchase price of $0.1 million, $41,528, and $0.2 million, respectively, to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards for the years ended December 31, 2017, 2016 and 2015, respectively. The following table includes the monthly repurchases or withholdings of our common stock during the fourth quarter ended December 31, 2017:

	Total Number of Shares Purchased (1)	Average Price per Share (2)
	(in thousands)
Tax Withholdings
10/1/17 - 10/31/17	10.2	$8.14
11/1/17 - 11/30/17	0.4	$8.38
12/1/17 - 12/31/17	0.5	$7.70
Total	11.1	$8.13

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

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the S&P Information Technology Index during the five year period ended December 31, 2017.

The graph assumes that $100 was invested on December 31, 2012 in our common stock, in the S&P 500 Index and the S&P Information Technology Index, and that all dividends were reinvested. Research Data Group, Inc. furnished this data and the cumulative total stockholder returns for our common stock, the S&P 500 Index and the S&P Information Technology Index are based on the calendar month end closing prices. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

The performance graph and the related chart and text are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.  Selected Financial Data.

The following selected historical financial data has been derived from, and should be read in conjunction with, our Financial Statements and Results of Operations included elsewhere in this Annual Report on Form 10-K. Our selected consolidated financial data may not be indicative of our future financial condition or results of operations (in thousands, except per share amounts).

	Year Ended December 31,
	2017(1)	2016(2)	2015(3)	2014(5)	2013
Income Statement Data
Revenues	$974,948	$859,456	$826,999	$593,053	$582,444
Operating income (loss)	81,819	(118,555)	(9,730)	33,782	49,150
Net (loss) income	(51,903)	(249,479)	(104,972)	12,140	24,398
Basic (loss) earnings per share	(0.78)	(3.78)	(1.59)	0.18	0.37
Diluted (loss) earnings per share	(0.78)	(3.78)	(1.59)	0.18	0.36
Weighted average common shares outstanding
Basic	66,816	66,050	65,854	65,780	66,014
Diluted	66,816	66,050	65,854	66,863	67,205

	At and For the Year Ended December 31,
	2017(1)	2016(2)	2015(3)(4)	2014(5)	2013
Balance sheet data
Cash and cash equivalents	$128,586	$119,051	$102,030	$89,095	$114,254
Working capital(6)	(12,040)	(1,875)	2,452	12,550	(1,682)
Total assets	1,537,074	1,408,163	1,550,385	1,707,285	527,327
Total borrowings	1,167,843	1,121,880	1,139,899	1,188,787	103,000
Stockholders’ (deficit) equity	(140,633)	(107,793)	137,420	231,473	218,604
Cash flow data
Net cash provided by operating activities	$95,828	$131,711	$124,587	$24,531	$4,334
Net cash used in investing activities	(109,979)	(88,054)	(85,549)	(1,085,847)	(13,990)
Net cash provided by (used in) financing activities	22,394	(24,922)	(24,551)	1,037,423	(29,183)

(1)	During 2017, we refinanced our senior secured term loan, senior secured notes and senior unsecured notes, which resulted in approximately $51.8 million of loss on extinguishment of debt.
(2)	During 2016, the Games reporting unit had a goodwill impairment of $146.3 million.
(3)	2015 amounts include a full year of financial results for Everi Games. During 2015, the Games reporting unit had a goodwill impairment of $75.0 million.
(4)

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

(5)

2014 amounts affected by the Merger for which total merger consideration of $1.1 billion on December 19, 2014 was paid and results of operations were recorded from the date of acquisition through December 31, 2014.

(6)	As a result of the Merger on December 19, 2014, we provide a classified balance sheet, for which a calculation of working capital has been included.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this filing, we refer to: (i) our audited consolidated financial statements and notes thereto as our “Financial Statements;” (ii) our audited Consolidated Statements of Loss and Comprehensive Loss as our “Statements of Loss;” (iii) our audited Consolidated Balance Sheets as our “Balance Sheets;” and (iv) our consolidated results of operations as our “Results of Operations.”

The following discussion and analysis of financial condition and results of operations should be read in conjunction with “Item 1. Business,” “Item 6. Selected Financial Data” and our Financial Statements included elsewhere in this Annual Report on Form 10-K and the information included in our other filings with the SEC.

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

Overview

Everi is a leading supplier of technology solutions for the casino gaming industry. The Company provides casino operators with a diverse portfolio of products including innovative gaming machines that power the casino floor, and casino operational and management systems that include comprehensive, end-to-end payments solutions, critical intelligence offerings, and gaming operations efficiency technology. Everi’s mission is to be a transformative force for casino operations by facilitating memorable player experiences, delivering reliable protection and security, and striving for customer satisfaction and operational excellence.

Everi Games provides a number of products and services for casinos, including (a) gaming machines comprised primarily of Class II and Class III slot machines placed under participation or fixed fee lease arrangements or sold to casino customers, including the award-winning TournEvent®; and (b) system software, licenses, ancillary equipment and maintenance to its casino customers. Everi Games also develops and manages the central determinant system for the VLTs installed in the State of New York.

Everi Payments provides its casino customers cash access and related products and services including: (a) access to cash at gaming facilities via ATM cash withdrawals, credit card cash access transactions, POS debit card cash access transaction and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, internet-based gaming and lottery activities.

Items Impacting Comparability of Results of Operations

Our Financial Statements included in this report that present our financial condition and results of operations reflect the following transactions and events:

•

During the fourth quarter of 2017, we recorded a $37.2 million loss on extinguishment of debt consisting of a $26.3 million make-whole premium related to the satisfaction and redemption of the 2014 Unsecured Notes (defined herein) and approximately $10.9 million for the write-off of related unamortized debt issuance costs and fees. An additional $14.6 million loss on extinguishment of debt was incurred in the second quarter of 2017 for the unamortized deferred financing fees and discounts related to the extinguished term loan under the Prior Credit Facility and the redeemed Refinanced Secured Notes (both defined herein). In April 2015, we redeemed, in full, the 7.75% Secured Notes due 2021 and issued the Refinanced Secured Notes resulting in $13.0 million of debt issuance costs and fees being expensed to loss on extinguishment of debt.

•

In October of each year, we conduct our annual impairment test for our reporting units. Based on the results of our testing, there was no goodwill impairment for 2017 and there were goodwill impairments of approximately $146.3 million and $75.0 million for 2016 and 2015, respectively.

•

The income tax benefit was $20.2 million for the year ended December 31, 2017, as compared to an income tax provision of $31.7 million in the prior year period. The income tax benefit for the year ended December 31, 2017 reflected an effective income tax rate of 28.0%, which was less than the statutory federal rate of 35.0% primarily due to a decrease in the carrying value of our deferred tax liabilities as a result of the enactment of the 2017 Tax Act, offset by an increase in the valuation allowance for deferred tax assets. The income tax provision for the year ended December 31, 2016 reflected a negative effective income tax rate of 14.6%, which was less than the statutory federal rate of 35.0%, primarily due to an increase in our valuation allowance for deferred tax assets and the impairment of goodwill for which no tax benefit was provided for book purposes.

•

In January 2015, we entered into a settlement agreement in connection with a lawsuit we participated in as plaintiffs, pursuant to which we received and recorded the settlement proceeds of $14.4 million in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Statements of Loss for the year ended December 31, 2015. The Company utilized the proceeds along with cash on hand to make a $15.0 million principal reduction payment on the Secured Notes due 2021 in the first quarter of 2015.

As a result of the above transactions and events, the results of operations and earnings per share in the periods covered by our Financial Statements may not be directly comparable.

Trends and Developments Impacting our Business

Our strategic planning and forecasting processes include the consideration of economic and industry wide trends that may impact our Games and Payments businesses. We have identified the material positive and negative trends affecting our business as the following:

•

Casino gaming is dependent upon discretionary consumer spending, which is typically the first type of spending that is restrained by consumers when they are uncertain about their jobs and income. Global economic uncertainty in the marketplace may have an impact on casino gaming and ultimately the demand for new gaming equipment.

•	The total North American installed slot base in 2017 remained relatively flat to 2016 and 2015. We expect flat to moderate growth in the forward replacement cycle for EGMs.
•

The volume of new casino openings and new market expansions in North America is expected to be slightly higher in 2018 as compared to the prior year. This could positively impact the overall demand for slot machines in North America during 2018.

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

•

Casino operators continue to try to broaden their appeal by focusing on investments in the addition of non-gaming amenities to their facilities, which could impact casino operator’s capital allocation for games and payment solution products.

Impact of ASC Topic 606 on the Comparability of Our Results of Operations in Future Periods

As discussed in “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies – Recent Accounting Guidance – Recent Accounting Guidance Not Yet Adopted,” in Item 8: Financial Statements and Supplementary Data, on January 1, 2018, the Company implemented the new revenue recognition standard promulgated by the FASB. The Company adopted ASC 606 using the modified retrospective method that requires companies to record a cumulative adjustment to retained earnings (or deficit) presented in the unaudited condensed, consolidated balance sheets for interim periods and presented in the audited consolidated balance sheets for annual periods for any contract modifications made to those arrangements not yet completed as of the adoption date of January 1, 2018. The Company determined that there was no such cumulative adjustment required to be made to its interim, condensed, consolidated balance sheets as of the adoption date. In addition, under the modified retrospective method, the Company’s prior period results will not be recast to reflect the new revenue recognition standard.

The Company determined that the adoption of ASC 606 will have a material impact on the presentation of its financial information primarily due to the reporting on a net revenues basis, rather than a gross presentation, of certain costs of revenues (exclusive of depreciation and amortization) related to the cash access activities of the Company’s Payments segment (with additional immaterial changes due to the net reporting of certain of the gaming operations activities of the Company’s Games segment). The net revenues reporting requirement under ASC 606 will have an effect on both the Payments and Games segment revenues and related cost of revenues (exclusive of depreciation and amortization); however, this net presentation will not have an effect on operating income (loss), net loss, cash flows or the timing of revenues recognized and costs incurred.

To provide a greater understanding of the impact of this new revenue recognition standard, the Company determined that under the provisions set forth in ASC 606, the effect on certain Payments and Games revenues and costs of revenues would have collectively decreased by approximately $564.2 million, $476.4 million and $438.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

With respect to its Payments segment, the Company will have a material impact on the presentation of its financial information related to the reclassification of certain cost of revenues (exclusive of depreciation and amortization) included in the cash advance, automated teller machine and check services revenue streams to be netted against those related revenue streams. The Company will report these items, which include commission expenses paid to casino operators, interchange costs paid to the network associations and processing and related costs paid to other third party partners as amounts that will be reported “net of transaction price” as reductions to its Payments segment revenues, rather than the current gross revenues presentation with these costs and expenses historically reported as Payments segment cost of revenue (exclusive of depreciation and amortization).

With respect to its Games segment, the Company will not have a material impact on the presentation of its financial information related to the reclassification of certain cost of revenues included in the gaming operations revenue stream to be netted against this revenue stream in connection with the Company’s Wide Area Progressive (the “WAP”) offering, which was initiated in 2017. The Company will report these items, which include WAP jackpot expenses as amounts that will be reported “net of the transaction price” as reductions to its Games segment revenues, rather than the current gross revenues presentation with these expenses historically reported as Games segment cost of revenue (exclusive of depreciation and amortization).

Furthermore, for presentation purposes, given the fact that the Company’s total revenues, on a consolidated basis, will be significantly reduced in connection with the adoption of the new revenue recognition standard, the Company’s revenue streams will be evaluated on a recurring basis to ensure compliance with Rule 5-03(b) of Regulation S-X to present those revenues that exceed the quantitative threshold on the Company’s Statements of Loss. For a preview of revenues on a disaggregated basis, we refer to the tabular illustration presented in this section Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the sub-caption, “Results of Operations.” In addition, the Company determined that there was no cumulative adjustment to be recorded to Stockholders’ Deficit in its Consolidated Balance Sheets.

Operating Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group consists of the Chief Executive Officer and the Chief Financial Officer. This group manages the business, allocates resources and measures profitability based on our operating segments. The operating segments are managed and reviewed separately as each represents products that can be sold separately to our customers.

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

•

The Games segment provides a number of products and services for casinos, including (a) gaming machines comprised primarily of Class II and Class III slot machines placed under participation or fixed fee lease arrangements or sold to casino customers, including the award-winning TournEvent®; and (b) system software, licenses, ancillary equipment and maintenance to its casino customers.  It also develops and manages the central determinant system for the VLTs installed in the State of New York.

•

The Payments segment provides its casino customers cash access and related products and services including: (a) access to cash at gaming facilities via ATM cash withdrawals, credit card cash access transactions, POS debit card cash access transactions, and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, internet-based gaming and lottery activities.

Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we record depreciation and amortization expenses to the appropriate operating segment.

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

Results of Operations

Year ended December 31, 2017 compared to the year ended December 31, 2016

The following table presents our Results of Operations (in thousands)*:

	Year Ended
	December 31, 2017		December 31, 2016		2017 vs 2016
	$	%	$	%	$ Variance	% Variance
Revenues
Games	$222,777	23%	$213,253	25%	$9,524	4%
Payments	752,171	77%	646,203	75%	105,968	16%
Total revenues	974,948	100%	859,456	100%	115,492	13%
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	54,695	6%	50,308	6%	4,387	9%
Payments cost of revenue (exclusive of depreciation and amortization)	583,850	60%	498,706	58%	85,144	17%
Operating expenses	118,935	12%	118,709	14%	226	—%
Research and development	18,862	2%	19,356	2%	(494)	(3)%
Goodwill impairment	—	—%	146,299	17%	(146,299)	(100)%
Depreciation	47,282	5%	49,995	6%	(2,713)	(5)%
Amortization	69,505	7%	94,638	11%	(25,133)	(27)%
Total costs and expenses	893,129	92%	978,011	114%	(84,882)	(9)%
Operating income (loss)	81,819	8%	(118,555)	(14)%	200,374	169%
Other expenses
Interest expense, net of interest income	102,136	10%	99,228	12%	2,908	3%
Loss on extinguishment of debt	51,750	5%	—	—%	51,750	—%
Total other expenses	153,886	15%	99,228	12%	54,658	55%
Loss before income tax	(72,067)	(7)%	(217,783)	(25)%	145,716	67%
Income tax (benefit) provision	(20,164)	(2)%	31,696	4%	(51,860)	(164)%
Net loss	$(51,903)	(5)%	$(249,479)	(29)%	$197,576	79%

*	Rounding may cause variances.

Total Revenues

Total revenues increased by $115.5 million, or 13%, to $974.9 million for the year ended December 31, 2017, as compared to the prior year period. This was due to increased Payments and Games revenues.

Games revenues increased by $9.5 million, or 4%, to $222.8 million for the year ended December 31, 2017, as compared to the prior year period. This was primarily due to an increase in units sold, partially offset by lower daily win per unit on leased games.

Payments revenues increased by $106.0 million, or 16%, to $752.2 million for the year ended December 31, 2017, as compared to the prior year period. This was primarily due to higher dollar and transaction volume and fees earned from cash access services, new customer openings, the expansion of our ATM services in Canada, as well as overall growth in the segment.

Costs and Expenses

Games cost of revenues (exclusive of depreciation and amortization) increased by $4.4 million, or 9%, to $54.7 million for the year ended December 31, 2017, as compared to the prior year period. This was primarily due to higher variable costs associated with increased unit sales.

Payments cost of revenues (exclusive of depreciation and amortization) increased by $85.1 million, or 17%, to $583.9 million for the year ended December 31, 2017, as compared to the prior year period. This was primarily due to higher costs associated with the increase in cash access services.

Operating expenses remained relatively consistent to the prior year. This was primarily due to an increase in payroll and benefit-related expenses offset by the decrease in expenses related to the 2016 Bee Cave loan impairment that did not impact our 2017 results for our Games segment; and an increase in payroll and benefits-related expenses and professional services expenses offset by the decrease in expenses related to the 2016 separation costs for our former CEO that did not impact our 2017 results for our Payments segment.

There was no goodwill impairment for the year ended December 31, 2017, as compared to $146.3 million in the prior year period as a result of our October 1, 2016 annual goodwill assessment attributable to our Games reporting unit.

Depreciation decreased by $2.7 million, or 5%, to $47.3 million for the year ended December 31, 2017, as compared to the prior year period. This was primarily due to a decrease in depreciation from certain assets being fully depreciated in both our Games and Payments segments.

Amortization decreased by $25.1 million, or 27%, to $69.5 million for the year ended December 31, 2017, as compared to the prior year period. This was primarily due to certain acquired intangible assets being fully amortized in the fourth quarter of 2016 for both our Games and Payments segments.

Primarily as a result of the factors described above, operating income increased by $200.4 million, or 169%, to $81.8 million for the year ended December 31, 2017, as compared to the prior year period. The operating income margin increased from negative 14% to a positive 8% for the year ended December 31, 2017.

Interest expense, net of interest income, increased by $2.9 million, or 3%, to $102.1 million for the year ended December 31, 2017, as compared to the prior year period. This was primarily attributable to higher interest recognized as a result of our debt restructuring activities in the fourth quarter of 2017 as well as higher cash usage fees, partially offset by lower interest expense as a result of our debt refinancing in May 2017.

Loss on extinguishment of debt for the year ended December 31, 2017 was $51.8 million, which consisted of a $26.3 million make-whole premium related to the satisfaction and redemption of the 2014 Unsecured Notes (defined herein), approximately $10.9 million for the write-off of related unamortized debt issuance costs and fees in the fourth quarter of 2017 and approximately $14.6 million for the unamortized deferred financing fees and discounts related to our extinguished term loan under the Prior Credit Facility and the redeemed Refinanced Secured Notes (both defined herein) in the second quarter of 2017. There was no loss on extinguishment of debt in the prior year period.

Income tax benefit was $20.2 million for the year ended December 31, 2017, as compared to an income tax provision of $31.7 million in the prior year period. The income tax benefit for the year ended December 31, 2017 reflected an effective income tax rate of 28.0%, which was less than the statutory federal rate of 35.0% primarily due to a decrease in the carrying value of our deferred tax liabilities as a result of the enactment of the 2017 Tax Act, offset by an increase in the valuation allowance for deferred tax assets. The income tax provision for the year ended December 31, 2016 reflected a negative effective income tax rate of 14.6%, which was less than the statutory federal rate of 35.0%, primarily due to an increase in our valuation allowance for deferred tax assets and the impairment of goodwill for which no tax benefit was provided for book purposes.

Primarily as a result of the foregoing, our net loss decreased by $197.6 million, or 79%, to $51.9 million for the year ended December 31, 2017, as compared to the prior year period.

Year ended December 31, 2016 compared to year ended December 31, 2015:

The following table presents our Results of Operations (in thousands)*:

	Year Ended
	December 31, 2016		December 31, 2015		December 31, 2016 vs 2015
	$	%	$	%	$ Variance	% Variance
Revenues
Games	$213,253	25%	$214,424	26%	$(1,171)	(1)%
Payments	646,203	75%	612,575	74%	33,628	5%
Total revenues	859,456	100%	826,999	100%	32,457	4%
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	50,308	6%	47,017	6%	3,291	7%
Payments cost of revenue (exclusive of depreciation and amortization)	498,706	58%	463,380	56%	35,326	8%
Operating expenses	118,709	14%	101,202	12%	17,507	17%
Research and development	19,356	2%	19,098	2%	258	1%
Goodwill impairment	146,299	17%	75,008	9%	71,291	95%
Depreciation	49,995	6%	45,551	6%	4,444	10%
Amortization	94,638	11%	85,473	10%	9,165	11%
Total costs and expenses	978,011	114%	836,729	101%	141,282	17%
Operating loss	(118,555)	(14)%	(9,730)	(1)%	(108,825)	1,118%
Other expenses
Interest expense, net of interest income	99,228	12%	100,290	12%	(1,062)	(1)%
Loss on extinguishment of debt	—	—%	13,063	2%	(13,063)	(100)%
Total other expenses	99,228	12%	113,353	14%	(14,125)	(12)%
Loss before income tax	(217,783)	(25)%	(123,083)	(15)%	(94,700)	77%
Income tax provision (benefit)	31,696	4%	(18,111)	(2)%	49,807	(275)%
Net loss	$(249,479)	(29)%	$(104,972)	(13)%	$(144,507)	138%

*	Rounding may cause variances.

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

Primarily, as a result of the factors described above, operating loss increased by $108.8 million, or 1,118%, to an operating loss of $118.6 million for the year ended December 31, 2016, as compared to the prior year period. The operating loss margin increased to 14% for the year ended December 31, 2016, as compared to 1% for the prior year period. Excluding the goodwill impairment charge in 2016 and 2015, the operating margin would have been approximately 3% and 8%, respectively.

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

Income tax provision was $31.7 million for the year ended December 31, 2016, as compared to an income tax benefit in the prior year period. This was primarily due to an increase in our valuation allowance for deferred tax assets. The income tax provision reflected a negative effective income tax rate of 14.6% for the year ended December 31, 2016, which was less than the statutory federal rate of 35.0% primarily due to an increase in our valuation allowance for deferred tax assets and the impairment of goodwill, for which no tax benefit is provided for book purposes. The income tax benefit reflected an effective income tax rate of 14.7% for the prior year, which was greater than the statutory federal rate of 35.0%, primarily due to the impairment of goodwill for which no tax benefit was provided for book purposes.

Primarily, as a result of the foregoing, net loss increased by $144.5 million, or 138%, to $249.5 million for the year ended December 31, 2016, as compared to the prior year period.

Games Revenues

The following table includes the revenues from our Games segment (amounts in thousands):

	Year Ended
	December 31, 2017		December 31, 2016
		% of Games		% of Games
	Revenues	Revenues	Revenues	Revenues
Games revenues
Gaming operations	$148,636	67%	$152,455	71%
Gaming sales	70,117	31%	56,277	26%
Other	4,024	2%	4,521	3%
Total	$222,777	100%	$213,253	100%

Payments Revenues

The following table includes the revenues from our Payments segment (amounts in thousands):

	Year Ended
	December 31, 2017		December 31, 2016
		% of Payments		% of Payments
	Revenues	Revenues	Revenues	Revenues
Payments revenues
Cash access services	$707,222	94%	$601,873	93%
Kiosk sales and services	25,000	3%	25,330	4%
Compliance and other	19,949	3%	19,000	3%
Total	$752,171	100%	$646,203	100%

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our Financial Statements. The SEC has defined critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments and assumptions. You should review “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” within our Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of these policies. We believe that our estimates and assumptions are reasonable, based upon information presently available; however, actual results may differ from these estimates under different assumptions or conditions.

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

Business Combinations.  We apply the provisions of the FASB ASC 805, “Business Combinations”, in the accounting for acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are preliminary and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset over its estimated useful life. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill, in the period of identification, if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Statements of Loss.

Acquisition‑related Costs.  We recognize a liability for acquisition‑related costs when the expense is incurred. Acquisition‑related costs include, but are not limited to: financial advisory, legal and debt fees; accounting, consulting, and professional fees associated with due diligence, valuation and integration; severance; and other related costs and adjustments.

Property, Equipment and Leased Assets.   We have approximately $113.5 million in net property, equipment and leased assets on our Balance Sheets at December 31, 2017. Property, equipment and leased assets are stated at cost, less accumulated depreciation, computed using the straight-line method over the lesser of the estimated life of the related assets, generally two to five years, or the related lease term.  Player terminals and related components and equipment are included in our rental pool. The rental pool can be further delineated as “rental pool – deployed,” which consists of assets deployed at customer sites under participation arrangements, and “rental pool – undeployed,” which consists of assets held by us that are available for customer use. Rental pool – undeployed consists of both new units awaiting deployment to a customer site and previously deployed units currently back with us to be refurbished awaiting re-deployment.  Routine maintenance of property, equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our Statements of Loss. Property, equipment and leased assets are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset’s carrying value.

Goodwill.  We had approximately $640.6 million of goodwill on our Balance Sheets at December 31, 2017 resulting from acquisitions of other businesses. All of our goodwill was subject to our annual goodwill impairment testing. We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative “Step 0” assessment based on reviewing relevant events and circumstances; or a quantitative “Step 1” assessment, which determines the fair value of the reporting unit, using an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, an impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded. In connection with our annual goodwill impairment testing process for 2017, we determined that no impairment adjustment was necessary as the fair value exceeded the carrying amount for each of the Games (limited excess fair value), Cash Access Services, Kiosk Sales and Services, Central Credit Services and Compliance Sales and Services reporting units.

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

Our reporting units are identified as operating segments or one level below. Reporting units must: (a) engage in business activities from which they earn revenues and incur expenses; (b) have operating results that are regularly reviewed by our segment management to ascertain the resources to be allocated to the segment and assess its performance; and (c) have discrete financial information available. As of December 31, 2017, our reporting units included: Games, Cash Access Services, Kiosk Sales and Services, Central Credit Services, and Compliance Sales and Services. During the year ended December 31, 2016, the Company combined its Cash Advance, ATM and Check Services reporting units into a single Cash Access reporting unit to be consistent with the current corporate structure and segment management. The use of different assumptions, estimates or judgments in the goodwill impairment testing process, such as the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets, and therefore, impact the related impairment charge, if any.

Other Intangible Assets.  We have approximately $324.3 million in net unamortized other intangible assets on our Balance Sheets at December 31, 2017. Other intangible assets are stated at cost, less accumulated amortization and computed primarily using the straight-line method. Other intangible assets consist primarily of: (i) customer contracts (rights to provide Games and Payments services to gaming establishment customers), developed technology, trade names and trademarks and contract rights acquired through business combinations; (ii) capitalized software development costs; and (iii) the acquisition cost of our patent related to the 3-in-1 rollover technology acquired in 2005. Customer contracts require us to make renewal assumptions, which impact the estimated useful lives of such assets. Capitalized software development costs require us to make certain judgments as to the stages of development and costs eligible for capitalization. Capitalized software costs placed in service are amortized over their useful lives, generally not to exceed five years. The acquisition cost of the 3-in-1 Rollover patent is being amortized over the term of the patent, which expired in January 2018. We review intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or market price of the asset, a significant adverse change in legal factors or business climate that could affect the value of an asset, or a current period operating or cash flow loss combined with a history of operating or cash flow losses. We group intangible assets for impairment analysis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of intangible assets is measured by a comparison of the carrying amount of the asset to future, net cash flows expected to be generated by the asset, undiscounted and without interest or taxes. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Income Taxes.  We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. In accordance with accounting guidance, our income taxes include amounts from domestic and international jurisdictions, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries as of December 31, 2017. With respect to new tax reform, we account for such provisions in the year of enactment in accordance with GAAP. Some items of income and expense are not reported in tax returns and our Financial Statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.

Our deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in our Financial Statements or income tax returns. Deferred tax assets and liabilities are determined based upon differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on the income tax provision or benefit and deferred tax assets and liabilities for a change in rates is recognized in the Statements of Loss in the period that includes the enactment date.

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

We also account for uncertainty in income taxes as recognized in our Financial Statements. The accounting standard creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in our Financial Statements. The standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Revenue Recognition

Overview

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

Sales taxes and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in revenues or operating expenses.

Games Revenues

Games revenues are primarily generated by our gaming operations under development, placement, and participation arrangements in which we provide our customers with player terminals, player terminal-content licenses, central determinate systems for devices placed in service in licensed jurisdictions and back-office equipment, collectively referred to herein as leased gaming equipment. Generally, under these arrangements, we retain ownership of the leased gaming equipment installed at customer facilities and we receive revenue based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee based on the number of player terminals installed at the facility. Revenue from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day. Gaming operations revenues generated by leased gaming equipment deployed at sites under development or placement fee agreements are reduced by the accretion of contract rights acquired in connection with those agreements. Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from such agreements, described under “Development and Placement Fee Agreements.” The related amortization expense, or accretion of contract rights, is recorded net against the respective revenue category in the Statements of Loss.

In addition, we sell gaming equipment directly to our customers under sales contracts on standard credit terms, or may grant extended credit terms under sales contracts secured by the related equipment.

Other Games revenues primarily consist of our TournEvent of Champions® national tournament offering.

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

Check services revenues are principally comprised of check warranty revenues and are generally based upon a percentage of the face amount of checks warranted. These fees are paid to us by gaming establishments. We sell fully integrated kiosks directly to our customers under sales contracts on standard credit terms, or may grant extended credit terms under sales contracts secured by the related equipment.

Kiosk Sales and Services revenues are derived from the sale of cash access equipment and certain other ancillary fees associated with the sale, installation and maintenance of those offerings directly to our customers under sales contracts on standard credit terms, or may grant extended credit terms under sales contracts secured by the related equipment.

Compliance and other revenues include amounts derived from: (i) the sale of software licensing, software subscriptions professional services and certain other ancillary fees; (ii) Central Credit revenues that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated; and (iii) fees generated from ancillary marketing, database and internet-based gaming activities.

The majority of our multiple element sales contracts are for some combination of cash access services, fully integrated kiosks and related equipment, ancillary services and maintenance.

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

Recent Accounting Guidance

For a description of our recently adopted accounting guidance and recent accounting guidance not yet adopted, see “Note 2 Basis of Presentation and Summary of Significant Accounting Policies — Recent Accounting Guidance” within our Financial Statements included elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Overview

The following table presents selected information about our financial position (in thousands):

	At December 31,
	2017	2016
Balance sheet data
Total assets	$1,537,074	$1,408,163
Total borrowings	1,167,843	1,121,880
Total stockholders’ deficit	(140,633)	(107,793)
Cash available
Cash and cash equivalents	$128,586	$119,051
Settlement receivables	227,403	128,821
Settlement liabilities	(317,744)	(239,123)
Net cash position(1)	38,245	8,749
Undrawn revolving credit facility	35,000	50,000
Net cash available(1)	$73,245	$58,749

(1)

Non‑GAAP measure. In order to enhance investor understanding of our cash balance, we are providing in this Annual Report on Form 10-K net cash position and net cash available, which are not measures of our financial performance or position under GAAP. Accordingly, these measures should not be considered in isolation or as a substitute for, and should be read in conjunction with, our cash and cash equivalents prepared in accordance with GAAP. We define (i) net cash position as cash and cash equivalents plus settlement receivables less settlement liabilities and (ii) net cash available as net cash position plus undrawn amounts available under our

Revolving Credit Facility (defined herein). We present net cash position because our cash position, as measured by cash and cash equivalents, depends upon changes in settlement receivables and the timing of payments related to settlement liabilities. As such, our cash and cash equivalents can change substantially based upon the timing of our receipt of payments for settlement receivables and payments we make to customers for our settlement liabilities. We present net cash available as management monitors this amount in connection with its forecasting of cash flows and future cash requirements.

Cash Resources

Our cash balance, cash flows and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at December 31, 2017 included cash in non‑U.S. jurisdictions of approximately $18.6 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, but may be subject to withholding tax in the foreign jurisdiction upon repatriation.

We expect that our cash provided by operating activities will be sufficient for our operating and debt servicing needs during the next 12 months. If not, we have sufficient borrowings available under our New Credit Facilities to meet additional funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly-available information. Based upon that information, we believe there is not a likelihood that any of our lenders might not be able to honor their commitments under the Credit Agreement.

We provide cash settlement services to our customers related to our cash access products. These services involve the movement of funds between the various parties associated with cash access transactions. These activities result in a balance due to us at the end of each business day for the face amount provided to patrons plus the service fee charged to those patrons that we recoup over the next few business days and classify as settlement receivables. These activities also result in a balance due to our customers at the end of each business day for the face amount provided to patrons that we remit over the next few business days and classify as settlement liabilities. As of December 31, 2017, we had $227.4 million in settlement receivables for which we generally receive payment within one week. As of December 31, 2017, we had $317.7 million in settlement liabilities due to our customers for these settlement services that are generally paid within the next month. As the timing of cash received from settlement receivables and payment of settlement liabilities may differ, the total amount of cash held by us will fluctuate throughout the year.

Our cash and cash equivalents were $128.6 million and $119.1 million as of December 31, 2017 and December 31, 2016, respectively. Our net cash position after considering the impact of settlement receivables and settlement liabilities was $38.2 million and $8.7 million as of December 31, 2017 and December 31, 2016, respectively. Our net cash available after considering the net cash position and undrawn amounts available under our Revolving Credit Facility was approximately $73.2 million and $58.7 million as of December 31, 2017 and December 31, 2016, respectively.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,			Increase/(Decrease)
	2017	2016	2015	2017 Vs 2016	2016 Vs 2015
Cash flow activities
Net cash provided by operating activities	$95,828	$131,711	$124,587	$(35,883)	$7,124
Net cash used in investing activities	(109,979)	(88,054)	(85,549)	(21,925)	(2,505)
Net cash provided by (used in) financing activities	22,394	(24,922)	(24,551)	47,316	(371)
Effect of exchange rates on cash	1,292	(1,714)	(1,552)	3,006	(162)
Cash and cash equivalents
Net increase for the period	9,535	17,021	12,935	(7,486)	4,086
Balance, beginning of the period	119,051	102,030	89,095	17,021	12,935
Balance, end of the period	$128,586	$119,051	$102,030	$9,535	$17,021

Cash flows provided by operating activities were $95.8 million, $131.7 million, and $124.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash flows provided by operating activities decreased by $35.9 million for the year ended December 31, 2017, as compared to the prior year period. This was primarily attributable to the impact of the change in settlement receivables and settlement liabilities. Cash flows provided by operating activities increased by $7.1 million for the year ended December 31, 2016, as compared to the prior year period. This was also primarily attributable to the impact of the change in settlement receivables and settlement liabilities.

Cash flows used in investing activities were $110.0 million, $88.1 million, and $85.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash flows used in investing activities increased by $21.9 million for the year ended December 31, 2017, as compared to the prior year period. This was primarily attributable to an increase in capital expenditures, higher placement fee arrangements in our Games segment and decreased sales of fixed assets. Cash flows used in investing activities increased by $2.5 million for the year ended December 31, 2016, as compared to the prior year period. This was primarily attributable to an increase in capital expenditures and placement fee arrangements in our Games segment, partially offset by a reduction in capital expenditures in our Payments segment.

Cash flows provided by financing activities were $22.4 million for the year ended December 31, 2017 compared to $24.9 million and $24.6 million of cash flows used in financing activities for the years ended December 31, 2016 and 2015, respectively. The increase in cash flows from financing activities of $47.3 million in the year ended December 31, 2017, as compared to the prior year period was primarily attributable to our debt restructuring activities completed in 2017 and an increase in proceeds from the exercise of the stock options, partially offset by an increase in debt issuance costs. The cash flows used in 2016 and 2015 were relatively consistent and were primarily associated with the repayments of debt.

Long‑Term Debt

The following table summarizes our indebtedness (in thousands):

Refinancing

	December 31,
	2017	2016
Long-term debt
Senior secured term loan	$815,900	$465,600
Senior secured notes	—	335,000
Senior unsecured notes	375,000	350,000
Total debt	1,190,900	1,150,600
Less: debt issuance costs and discount	(23,057)	(28,720)
Total debt after debt issuance costs and discount	1,167,843	1,121,880
Less: current portion of long-term debt	(8,200)	(10,000)
Long-term debt, less current portion	$1,159,643	$1,111,880

On May 9, 2017 (the “Closing Date”), Everi Payments, as borrower, and Holdings entered into a credit agreement with the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (amended as described below, the “New Credit Agreement”). The New Credit Agreement provides for: (i) a $35.0 million, five-year senior secured revolving credit facility (the “New Revolving Credit Facility”); and (ii) an $820.0 million, seven-year senior secured term loan facility (the “New Term Loan Facility,” and together with the New Revolving Credit Facility, the “New Credit Facilities”). The fees associated with the New Credit Facilities included discounts of approximately $4.1 million and debt issuance costs of approximately $15.5 million. All borrowings under the New Revolving Credit Facility are subject to the satisfaction of customary conditions, including the absence of defaults and the accuracy of representations and warranties.

The proceeds from the New Term Loan Facility incurred on the Closing Date were used to: (i) refinance: (a) Everi Payments’ existing credit facility with an outstanding balance of approximately $462.3 million with Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer, Deutsche Bank Securities Inc., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers (the “Prior Credit Facility”); and (b) Everi Payments’ 7.25% Senior Secured Notes due 2021 in the aggregate original principal amount of $335.0 million (the “Refinanced Secured Notes”); and (ii) pay related transaction fees and expenses.

In connection with the refinancing, we recorded a non-cash charge of approximately $14.6 million during the second quarter of 2017 related to the unamortized deferred financing fees and discounts related to the extinguished term loan under the Prior Credit Facility and the redeemed Refinanced Secured Notes. No prepayment penalties were incurred.

On November 13, 2017 (the “Repricing Closing Date”), we entered into an amendment to the New Credit Agreement (the “First Amendment”) which, among other things, reduced the interest rate on the approximately $818.0 million then outstanding balance of the New Term Loan Facility.  The maturity date for the New Term Loan Facility remains May 9, 2024, the maturity date for the New Revolving Credit Facility remains May 9, 2022, and no changes were made to the financial covenants or other debt repayments terms set forth in the New Credit Agreement. We incurred approximately $3.0 million of debt issuance costs and fees associated with the repricing of the New Term Loan Facility.

New Credit Facilities

The New Term Loan Facility matures seven years after the Closing Date and the New Revolving Credit Facility matures five years after the Closing Date. The New Revolving Credit Facility is available for general corporate purposes, including permitted acquisitions, working capital and the issuance of letters of credit.

The interest rate per annum applicable to loans under the New Revolving Credit Facility is, at Everi Payments’ option, the base rate or the Eurodollar Rate (defined to be the London Interbank Offered Rate or a comparable or successor rate) (the “Eurodollar Rate”) plus, in each case, an applicable margin. The interest rate per annum applicable to the New Term Loan Facility also is, at Everi Payments’ option, the base rate or the Eurodollar Rate plus, in each case, an applicable margin. The Eurodollar Rate is reset at the beginning of each selected interest period based on the Eurodollar Rate then in effect; provided that, if the Eurodollar Rate is below zero, then such rate will be equal to zero plus the applicable margin. The base rate is a fluctuating interest rate equal to the highest of: (i) the prime lending rate announced by the administrative agent; (ii) the federal funds effective rate from time to time plus 0.50%; and (iii) the Eurodollar Rate (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%. Prior to the effectiveness of the First Amendment on the Repricing Closing Date, the applicable margins for both the New Revolving Credit Facility and the New Term Loan Facility were: (i) 4.50% in respect of Eurodollar Rate loans and (ii) 3.50% in respect of base rate loans. The applicable margins for the New Term Loan Facility from and after the effectiveness of the First Amendment on the Repricing Closing Date are: (i) 3.50% in respect of Eurodollar Rate loans and (ii) 2.50% in respect of base rate loans.

Voluntary prepayments of the term loan and the revolving loans and voluntary reductions in the unused commitments are permitted in whole or in part, in minimum amounts as set forth in the New Credit Agreement governing the New Credit Facilities, with prior notice but without premium or penalty, except that certain refinancings of the term loans within six months after the Repricing Closing Date will be subject to a prepayment premium of 1.00% of the principal amount repaid.

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

The New Credit Agreement governing the New Credit Facilities contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The New Credit Agreement governing the New Credit Facilities also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio. At December 31, 2017, our consolidated secured leverage ratio was 3.59 to 1.00, with a maximum allowable ratio of 5.00 to 1.00. Our maximum consolidated secured leverage ratio will be 4.75 to 1.00 as of December 31, 2018, 4.50 to 1.00 as of December 31, 2019, 4.25 to 1.00 as of December 31, 2020, and 4.00 to 1.00 as of December 31, 2021 and each December 31 thereafter.

We were in compliance with the covenants and terms of the New Credit Facilities as of December 31, 2017.

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

For the period from January 1, 2017 to the Closing Date, the Prior Credit Facility had an applicable weighted average interest rate of 6.43%. For the period from the Closing Date to December 31, 2017, the New Term Loan Facility had an applicable weighted average interest rate of 5.55%. Together, for the year ended December 31, 2017, the two facilities had a blended weighted average interest rate of 5.73%.

At December 31, 2017, we had approximately $815.9 million of borrowings outstanding under the New Term Loan Facility and no borrowings outstanding under the New Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the New Revolving Credit Facility as of December 31, 2017.

Refinanced Senior Secured Notes

In connection with entering into the New Credit Agreement, on May 9, 2017, Everi Payments redeemed in full all outstanding Refinanced Secured Notes in the aggregate principal amount of $335.0 million plus accrued and unpaid interest. As a result of the redemption, the Company recorded non-cash charges of approximately $1.7 million, which consisted of unamortized deferred financing fees of $0.2 million and discounts of $1.5 million, which were included in the total $14.6 million non-cash charge.

Senior Unsecured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 10.0% Senior Unsecured Notes due 2022 (the “2014 Unsecured Notes”) under an indenture (as supplemented, the “2014 Notes Indenture”), dated December 19, 2014, between Everi Payments (as successor issuer), and Deutsche Bank Trust Company Americas, as trustee. The fees associated with the 2014 Unsecured Notes included original issue discounts of approximately $3.8 million and debt issuance costs of approximately $14.0 million. In December 2015, we completed an exchange offer in which all of the unregistered 2014 Unsecured Notes were exchanged for a like amount of 2014 Unsecured Notes that had been registered under the Securities Act.

In December 2017, we issued $375.0 million in aggregate principal amount of 7.50% Senior Unsecured Notes due 2025 (the “2017 Unsecured Notes”) under an indenture (the “2017 Notes Indenture”), dated December 5, 2017, among Everi Payments (as issuer), Holdings and certain of its direct and indirect domestic subsidiaries as guarantors, and Deutsche Bank Trust Company Americas, as trustee. Interest on the 2017 Unsecured Notes accrues at a rate of 7.50% per annum and is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2018.  The 2017 Unsecured Notes will mature on December 15, 2025. We incurred approximately $6.1 million of debt issuance costs and fees associated with the refinancing of our 2017 Unsecured Notes.

On December 5, 2017, together with the issuance of the 2017 Unsecured Notes, Everi Payments satisfied and discharged the 2014 Notes Indenture relating to the 2014 Unsecured Notes.  To effect the satisfaction and discharge, Everi Payments issued an unconditional notice of redemption to Deutsche Bank Trust Company Americas, as trustee, of the redemption in full on January 15, 2018 (the “Redemption Date”) of all outstanding 2014 Unsecured Notes under the terms of the 2014 Notes Indenture. In addition, using the proceeds from the sale of the 2017 Unsecured Notes and cash on hand, Everi Payments irrevocably deposited with the trustee funds sufficient to pay the redemption price of the 2014 Unsecured Notes of 107.5% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the Redemption Date (the “Redemption Price”), and irrevocably instructed the trustee to apply the deposited money toward payment of the Redemption Price for the 2014 Unsecured Notes on the Redemption Date.  Upon the trustee’s receipt of such funds and instructions, along with an officer’s certificate of Everi Payments and an opinion of counsel certifying and opining that all conditions under the 2014 Notes Indenture to the satisfaction and discharge of the 2014 Notes Indenture had been satisfied, the 2014 Notes Indenture was satisfied and discharged, and all of the obligations of Everi Payments and the guarantors under the 2014 Notes Indenture ceased to be of further effect, as of December 5, 2017 (subject to certain exceptions).  The 2014 Unsecured Notes were thereafter redeemed on the Redemption Date.

In connection with the issuance of the 2017 Unsecured Notes and the redemption of the 2014 Unsecured Notes, we incurred a $37.2 million loss on extinguishment of debt consisting of a $26.3 million make-whole premium related to the satisfaction and redemption of the 2014 Unsecured Notes and approximately $10.9 million for the write-off of related unamortized debt issuance costs and fees.

We were in compliance with the terms of the 2017 Unsecured Notes as of December 31, 2017.

Contractual Obligations

The following summarizes our contractual cash obligations (in thousands):

	At December 31, 2017
	Total	2018	2019	2020	2021	2022	Thereafter
Contractual obligations
Debt obligations(1)	$1,190,900	$8,200	$8,200	$8,200	$8,200	$8,200	$1,149,900
Estimated interest obligations(2)	476,236	69,264	68,079	67,755	67,379	66,870	136,889
Operating lease obligations	22,107	4,943	5,050	5,046	4,007	2,193	868
Purchase obligations(3)	98,094	68,089	25,646	1,994	1,820	508	37
Total contractual obligations	$1,787,337	$150,496	$106,975	$82,995	$81,406	$77,771	$1,287,694

(1)

We are required to make principal payments of 1% annually under the New Term Loan Facility and may also be required to make an excess cash flow payment that is based on full year end earnings and our consolidated secured leverage ratio in effect at that time. The above table does not reflect any future payments related to excess cash flow payments.

(2)

Estimated interest payments were computed using the interest rate in effect at December 31, 2017 multiplied by the principal balance outstanding after scheduled principal amortization payments. For our debt obligations, the weighted average rate assumed was approximately 5.70% until 2025, when the weighted average rate would increase to approximately 7.50%.

(3)

Included in purchase obligations are minimum transaction processing services from various third‑party processors used by us as well as open purchase orders and placement fee agreements related to our Games business.

Other Liquidity Needs and Resources

We need cash to support our foreign operations. As a result of the 2017 Tax Act, enacted December 22, 2017, we will not be subject to additional taxation if we decide to repatriate foreign funds, except for potential withholding tax. Depending on the jurisdiction and the treaty between different foreign jurisdictions our withholding tax rates can vary significantly. If we expand our business into new foreign jurisdictions, we must rely on treaty‑favored cross‑border transfers of funds, the cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.

Off‑Balance Sheet Arrangements

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Loss, were $4.9 million, $3.1 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR (defined to be the Interbank Offered Rate or a comparable or successor rate) increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $289.8 million and $285.4 million as of December 31, 2017 and 2016, respectively.

The Contract Cash Solutions Agreement, as amended, provides us with cash in the maximum amount of $300.0 million with the ability to increase the amount by $75 million over a 5-day period for special occasions, such as New Years. The term of the agreement expires on June 30, 2020.

We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the years ended December 31, 2017 and 2016.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR. We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. The currency supplied by Wells Fargo was $289.8 million as of December 31, 2017. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $2.9 million impact on income before taxes over a 12‑month period. Foreign gaming establishments or third-party vendors supply the currency needs for the ATMs located on their premises.

The Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the New Credit Facilities paid based on a base rate or based on the Eurodollar Rate. We have historically elected to pay interest based on the Eurodollar Rate, and we expect to continue to pay interest based on the Eurodollar Rate of various maturities. The weighted average interest rate on credit facilities was approximately 5.73% for the year ended December 31, 2017. Based upon the outstanding balance on the New Credit Facilities of $815.9 million as of December 31, 2017, each 1% increase in the applicable Eurodollar Rate would have an $8.2 million impact on interest expense over a 12‑month period. The interest rate on the 2017 Unsecured Notes are fixed and therefore an increase in interest rates does not impact the interest expense associated with the notes.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Everi Holdings Inc. and subsidiaries

Las Vegas, NV

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Everi Holdings Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of loss and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2015.

Las Vegas, Nevada

March 15, 2018

EVERI HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues
Games	$222,777	$213,253	$214,424
Payments	752,171	646,203	612,575
Total revenues	974,948	859,456	826,999
Costs and expenses
Games cost of revenue (exclusive of depreciation and amortization)	54,695	50,308	47,017
Payments cost of revenue (exclusive of depreciation and amortization)	583,850	498,706	463,380
Operating expenses	118,935	118,709	101,202
Research and development	18,862	19,356	19,098
Goodwill impairment	—	146,299	75,008
Depreciation	47,282	49,995	45,551
Amortization	69,505	94,638	85,473
Total costs and expenses	893,129	978,011	836,729
Operating income (loss)	81,819	(118,555)	(9,730)
Other expenses
Interest expense, net of interest income	102,136	99,228	100,290
Loss on extinguishment of debt	51,750	—	13,063
Total other expenses	153,886	99,228	113,353
Loss before income tax	(72,067)	(217,783)	(123,083)
Income tax (benefit) provision	(20,164)	31,696	(18,111)
Net loss	(51,903)	(249,479)	(104,972)
Foreign currency translation	1,856	(2,427)	(1,251)
Comprehensive loss	$(50,047)	$(251,906)	$(106,223)
Loss per share
Basic	$(0.78)	$(3.78)	$(1.59)
Diluted	$(0.78)	$(3.78)	$(1.59)
Weighted average common shares outstanding
Basic	66,816	66,050	65,854
Diluted	66,816	66,050	65,854

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	At December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$128,586	$119,051
Settlement receivables	227,403	128,821
Trade and other receivables, net of allowances for doubtful accounts of $4,706 and $4,701 at December 31, 2017 and December 31, 2016, respectively	47,782	56,651
Inventory	23,967	19,068
Prepaid expenses and other assets	20,670	18,048
Total current assets	448,408	341,639
Non-current assets
Property, equipment and leased assets, net	113,519	98,439
Goodwill	640,589	640,546
Other intangible assets, net	324,311	317,997
Other receivables	2,638	2,020
Other assets	7,609	7,522
Total non-current assets	1,088,666	1,066,524
Total assets	$1,537,074	$1,408,163
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Settlement liabilities	$317,744	$239,123
Accounts payable and accrued expenses	134,504	94,391
Current portion of long-term debt	8,200	10,000
Total current liabilities	460,448	343,514
Non-current liabilities
Deferred tax liability	38,207	57,611
Long-term debt, less current portion	1,159,643	1,111,880
Other accrued expenses and liabilities	19,409	2,951
Total non-current liabilities	1,217,259	1,172,442
Total liabilities	1,677,707	1,515,956
Commitments and contingencies (Note 12)
Stockholders’ deficit
Common stock, $0.001 par value, 500,000 shares authorized and 93,120 and 90,952 shares issued at December 31, 2017 and December 31, 2016, respectively	93	91
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	282,070	264,755
Accumulated deficit	(246,202)	(194,299)
Accumulated other comprehensive loss	(253)	(2,109)
Treasury stock, at cost, 24,883 and 24,867 shares at December 31, 2017 and December 31, 2016, respectively	(176,341)	(176,231)
Total stockholders’ deficit	(140,633)	(107,793)
Total liabilities and stockholders’ deficit	$1,537,074	$1,408,163

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(51,903)	$(249,479)	$(104,972)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	116,787	144,633	131,024
Amortization of financing costs and discounts	8,706	6,695	7,109
Loss (gain) on sale or disposal of assets	2,513	2,563	(2,789)
Accretion of contract rights	7,819	8,692	7,614
Provision for bad debts	9,737	9,908	10,135
Deferred income taxes	(20,015)	29,940	(19,878)
Write-down of assets	—	4,289	—
Reserve for obsolescence	397	3,581	1,243
Goodwill impairment	—	146,299	75,008
Loss on extinguishment of debt	51,750	—	13,063
Stock-based compensation	6,411	6,735	8,284
Changes in operating assets and liabilities:
Settlement receivables	(98,390)	(83,998)	(1,830)
Trade and other receivables	(884)	(8,207)	(5,219)
Inventory	(5,753)	5,600	(1,075)
Prepaid and other assets	(1,536)	4,480	(5,553)
Settlement liabilities	78,465	99,245	21,229
Accounts payable and accrued expenses	(8,276)	735	(8,806)
Net cash provided by operating activities	95,828	131,711	124,587
Cash flows from investing activities
Capital expenditures	(96,490)	(80,741)	(76,988)
Acquisitions, net of cash acquired	—	(694)	(10,857)
Proceeds from sale of fixed assets	10	4,599	2,102
Placement fee agreements	(13,300)	(11,312)	(2,813)
Repayments under development agreements	—	—	3,104
Changes in restricted cash	(199)	94	(97)
Net cash used in investing activities	(109,979)	(88,054)	(85,549)
Cash flows from financing activities
Proceeds from new credit facility	820,000	—	—
Proceeds from unsecured notes	375,000	—	—
Repayments of prior credit facility	(465,600)	(24,400)	(10,000)
Repayments of secured notes	(335,000)	—	(350,000)
Repayments of unsecured notes	(350,000)	—	—
Repayments of new credit facility	(4,100)	—	—
Proceeds from issuance of secured notes	—	—	335,000
Debt issuance costs	(28,702)	(480)	(1,221)
Proceeds from exercise of stock options	10,906	—	1,839
Purchase of treasury stock	(110)	(42)	(169)
Net cash provided by (used in) financing activities	22,394	(24,922)	(24,551)
Effect of exchange rates on cash	1,292	(1,714)	(1,552)
Cash and cash equivalents
Net increase for the period	9,535	17,021	12,935
Balance, beginning of the period	119,051	102,030	89,095
Balance, end of the period	$128,586	$119,051	$102,030

See notes to consolidated financial statements.

	Year Ended December 31,
	2017	2016	2015
Supplemental cash disclosures
Cash paid for interest	$89,008	$93,420	$98,361
Cash paid for income tax	1,009	1,703	2,098
Cash refunded for income tax	829	171	14,477
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$1,386	$2,104	$5,578
Accrued and unpaid placement fees	39,074	—	—
Accrued and unpaid contingent liability for acquisitions	—	(3,169)	4,681
Transfer of leased gaming equipment to inventory	7,820	9,042	4,698
Issuance of warrant	—	—	2,246

EVERI HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	Common Stock—				Accumulated
	Series A		Additional	Retained	Other		Total
	Number of		Paid-in	Earnings	Comprehensive	Treasury	(Deficit)
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Stock	Equity
Balance, December 31, 2014	90,405	$90	$245,682	$160,152	$1,569	$(176,020)	$231,473
Net loss	—	—	—	(104,972)	—	—	(104,972)
Foreign currency translation	—	—	—	—	(1,251)	—	(1,251)
Stock-based compensation expense	—	—	8,258	—	—	—	8,258
Exercise of options	343	1	1,834	—	—	—	1,835
Restricted share vesting withholdings	—	—	—	—	—	(169)	(169)
Restricted shares	129	—	—	—	—	—	—
Issuance of warrants	—	—	2,246	—	—	—	2,246
Balance, December 31, 2015	90,877	$91	$258,020	$55,180	$318	$(176,189)	$137,420
Net loss	—	—	—	(249,479)	—	—	(249,479)
Foreign currency translation	—	—	—	—	(2,427)	—	(2,427)
Stock-based compensation expense	—	—	6,735	—	—	—	6,735
Restricted share vesting withholdings	—	—	—	—	—	(42)	(42)
Restricted shares	75	—	—	—	—	—	—
Balance, December 31, 2016	90,952	$91	$264,755	$(194,299)	$(2,109)	$(176,231)	$(107,793)
Net loss	—	—	—	(51,903)	—	—	(51,903)
Foreign currency translation	—	—	—	—	1,856	—	1,856
Stock-based compensation expense	—	—	6,411	—	—	—	6,411
Exercise of options	2,037	2	10,904	—	—	—	10,906
Restricted share vesting withholdings	—	—	—	—	—	(110)	(110)
Restricted shares	131	—	—	—	—	—	—
Balance, December 31, 2017	93,120	$93	$282,070	$(246,202)	$(253)	$(176,341)	$(140,633)

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In this filing, we refer to: (i) our audited consolidated financial statements and notes thereto as our “Financial Statements;” (ii) our audited Consolidated Statements of Loss and Comprehensive Loss as our “Statements of Loss;” and (iii) our audited Consolidated Balance Sheets as our “Balance Sheets.”

1. BUSINESS

Everi Holdings Inc. (“Everi Holdings,” “Holdings” or “Everi”) is a holding company, the assets of which are the issued and outstanding shares of capital stock of each of Everi Games Holding Inc. (“Everi Games Holding”), which owns all of the issued and outstanding shares of capital stock of Everi Games Inc. (“Everi Games” or “Games”) and Everi Payments Inc. (“Everi Payments” or “Payments”). Unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” refer to Holdings together with its consolidated subsidiaries.

Everi is a leading supplier of technology solutions for the casino gaming industry. The Company provides casino operators with a diverse portfolio of products including innovative gaming machines that power the casino floor, and casino operational and management systems that include comprehensive, end-to-end payments solutions, critical intelligence offerings, and gaming operations efficiency technology.

Everi Games provides a number of products and services for casinos, including (a) gaming machines comprised primarily of Class II and Class III slot machines placed under participation or fixed fee lease arrangements or sold to casino customers, including the award-winning TournEvent®; and (b) system software, licenses, ancillary equipment and maintenance to its casino customers. Everi Games also develops and manages the central determinant system for the VLTs installed in the State of New York.

Everi Payments provides its casino customers cash access and related products and services including: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card transactions and check verification and warranty services; (b) fully integrated gaming industry kiosks that provide cash access and related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, internet-based gaming and lottery activities.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

All intercompany transactions and balances have been eliminated in consolidation.

Business Combinations

We apply the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations”, in the accounting for acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are preliminary and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset over its estimated useful life. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill, in the period of identification, if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Statements of Loss.

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

ATM Funding Agreements

We obtain all of the cash required to operate our ATMs through various ATM Funding Agreements. Some gaming establishments provide the cash utilized within the ATM (“Site‑Funded”). The Site‑Funded receivables generated for the amount of cash dispensed from transactions performed at our ATMs are owned by us and we are liable to the gaming establishment for the face amount of the cash dispensed. In the Balance Sheets, the amount of the receivable for transactions processed on these ATM transactions is included within settlement receivables and the amount due to the gaming establishment for the face amount of dispensing transactions is included within settlement liabilities.

For the Non‑Site‑Funded locations, our Contract Cash Solutions Agreement with Wells Fargo allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable. As the cash is never an asset of ours, supplied cash is not reflected on our balance sheet. We are charged a cash usage fee for the cash used in these ATMs, which is included as interest expense in the Statements of Loss. We recognize the fees as interest expense due to the similar operational characteristics to a revolving line of credit, the fact that the fees are calculated on a financial index and the fees are paid for access to a capital resource.

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

Settlement Receivables and Settlement Liabilities

In the credit card cash access and POS debit card cash access transactions provided by us, the gaming establishment is reimbursed for the cash disbursed to gaming patrons through the issuance of a negotiable instrument or through electronic settlement. We receive reimbursement from the patron’s credit or debit card issuer for the transaction in an amount equal to the amount owed to the gaming establishment plus the fee charged to the patron. This reimbursement is included within the settlement receivables on the Balance Sheets. The amounts owed to gaming establishments are included within settlement liabilities on the Balance Sheets.

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

The warranty receivables amount is recorded in trade receivables, net on our Balance Sheets. On a monthly basis, the Company evaluates the collectability of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) on our Statements of Loss.

Inventory

Our inventory primarily consists of component parts as well as finished goods and work-in-progress. The cost of inventory includes cost of materials, labor, overhead and freight. The inventory is stated at the lower of cost or net realizable value and accounted for using the first in, first out method (“FIFO”).

Property, Equipment and Leased Assets

Property, equipment and leased assets are stated at cost, less accumulated depreciation, and are computed using the straight-line method over the lesser of the estimated life of the related assets, generally two to five years, or the related lease term.  Player terminals and related components and equipment are included in our rental pool. The rental pool can be further delineated as “rental pool – deployed,” which consists of assets deployed at customer sites under participation arrangements, and “rental pool – undeployed,” which consists of assets held by us that are available for customer use. Rental pool – undeployed consists of both new units awaiting deployment to a customer site and previously deployed units currently back with us to be refurbished awaiting re-deployment.  Routine maintenance of property, equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our Statements of Loss. Property, equipment and leased assets are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when undiscounted future cash flows do not exceed the asset’s carrying value.

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

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative “Step 0” assessment based on reviewing relevant events and circumstances; or a quantitative “Step 1” assessment, which determines the fair value of the reporting unit, using an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, we will use the “Step 1” assessment to determine the impairment, in accordance with the adoption of ASU No 2017-04.

Our reporting units are identified as operating segments or one level below. Reporting units must: (a) engage in business activities from which they earn revenues and incur expenses; (b) have operating results that are regularly reviewed by our segment management to ascertain the resources to be allocated to the segment and assess its performance; and (c) have discrete financial information available. As of December 31, 2017, our reporting units included: Games, Cash Access Services, Kiosk Sales and Service, Central Credit Services and Compliance Sales and Services. During the year ended December 31, 2016, the Company combined its Cash Advance, ATM and Check Services reporting units into a Cash Access reporting unit to be consistent with the current corporate structure and segment management.

Other Intangible Assets

Other intangible assets are stated at cost, less accumulated amortization, and are computed primarily using the straight-line method. Other intangible assets consist primarily of: (i) customer contracts (rights to provide Games and Payments services to gaming establishment customers), developed technology, trade names and trademarks and contract rights acquired through business combinations; (ii) capitalized software development costs; and (iii) the acquisition cost of our patent related to the 3-in-1 rollover technology acquired in 2005. Customer contracts require us to make renewal assumptions, which impact the estimated useful lives of such assets. Capitalized software development costs require us to make certain judgments as to the stages of development and costs eligible for capitalization. Capitalized software costs placed in service are amortized over their useful lives, generally not to exceed five years. The acquisition cost of the 3-in-1 Rollover patent is being amortized over the term of the patent, which expires in 2018. We review intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or market price of the asset, a significant adverse change in legal factors or business climate that could affect the value of an asset, or a current period operating or cash flow loss combined with a history of operating or cash flow losses. We group intangible assets for impairment analysis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of intangible assets is measured by a comparison of the carrying amount of the asset to future, net cash flows expected to be generated by the asset, undiscounted and without interest or taxes. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Debt Issuance Costs

Debt issuance costs incurred in connection with long-term borrowings are capitalized and amortized to interest expense based upon the related debt agreements using the straight-line method, which approximates the effective interest method. Debt issuance costs related to line-of-credit arrangements are included in other assets, non-current, on the Balance Sheets.  All other debt issuance costs are included as contra-liabilities in long-term debt.

Original Issue Discounts

Original issue discounts incurred in connection with long-term borrowings are capitalized and amortized to interest expense based upon the related debt agreements using the straight-line method, which approximates the effective interest method. These amounts are recorded as contra-liabilities and included in long-term debt on the Balance Sheets.

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

Sales taxes and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in revenues or operating expenses.

Games Revenues

Games revenues are primarily generated by our gaming operations under development, placement, and participation arrangements in which we provide our customers with player terminals, player terminal-content licenses, central determinate systems for devices placed in service in licensed jurisdictions and back-office equipment, collectively referred to herein as leased gaming equipment. Generally, under these arrangements, we retain ownership of the leased gaming equipment installed at customer facilities and we receive revenue based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee based on the number of player terminals installed at the facility. Revenue from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day. Gaming operations revenues generated by leased gaming equipment deployed at sites under development or placement fee agreements are reduced by the accretion of contract rights acquired in connection with those agreements. Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from such agreements, described under “Development and Placement Fee Agreements.” The related amortization expense, or accretion of contract rights, is recorded net against the respective revenue category in the Statements of Loss.

In addition, we sell gaming equipment directly to our customers under sales contracts on standard credit terms, or may grant extended credit terms under sales contracts secured by the related equipment.

Other Games revenues primarily consist of our TournEvent of Champions® national tournament offering.

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

Kiosk Sales and Services revenues are derived from the sale of cash access equipment and certain other ancillary fees associated with the sale, installation and maintenance of those offerings directly to our customers under sales contracts on standard credit terms, or may grant extended credit terms under sales contracts secured by the related equipment.

Compliance and other revenues include amounts derived from: (i) the sale of software licensing, software subscriptions professional services and certain other ancillary fees; (ii) Central Credit revenues that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated; and (iii) fees generated from ancillary marketing, database and internet-based gaming activities.

The majority of our multiple element sales contracts are for some combination of cash access services, fully integrated kiosks and related equipment, ancillary services and maintenance.

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

Advertising, Marketing and Promotional Costs

We expense advertising, marketing and promotional costs as incurred. Total advertising, marketing and promotional costs, included in operating expenses in the Statements of Loss, were $1.1 million, $1.2 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Research and development costs were $18.9 million, $19.4 million and $19.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Income Taxes

We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. In accordance with accounting guidance, our income taxes include amounts from domestic and international jurisdictions, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries as of December 31, 2017. With respect to new tax reform, we account for such provisions in the year of enactment in accordance with GAAP. Some items of income and expense are not reported in tax returns and our Financial Statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.

Our deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in our Financial Statements or income tax returns. Deferred tax assets and liabilities are determined based upon differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on the income tax provision or benefit and deferred tax assets and liabilities for a change in rates is recognized in the Statements of Loss in the period that includes the enactment date.

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

We also follow accounting guidance to account for uncertainty in income taxes as recognized in our Financial Statements. The accounting standard creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in our Financial Statements. The standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Employee Benefits Plan

The Company provides a 401(k) Plan that allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, the Company matches a percentage of these employee contributions (as defined in the plan document). Expenses related to the matching portion of the contributions to the Surviving 401(k) Plan were $2.3 million, $1.9 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

	Level of Hierarchy	Fair Value	Outstanding Balance
December 31, 2017
Term loan	2	$826,099	$815,900
Senior unsecured notes	1	$372,656	$375,000

December 31, 2016
Term loan	1	$451,632	$465,600
Senior secured notes	3	$324,950	$335,000
Senior unsecured notes	1	$350,000	$350,000

The term loan facility was reported at fair value using a Level 2 input as there were quoted prices in markets that were not considered active as of December 31, 2017. The senior unsecured notes were reported at fair value using a Level 1 input as there were quoted prices in markets that were considered active as of December 31, 2017.

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

Foreign Currency Translation

Foreign currency denominated assets and liabilities for those foreign entities for which the local currency is the functional currency are translated into U.S. dollars based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations are included as a component of other comprehensive income on the Statements of Loss. Translation adjustments on intercompany balances of a long-term investment nature are recorded as a component of accumulated other comprehensive loss on our Balance Sheets.

Use of Estimates

We have made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes. The actual results may differ from these estimates. These accounting estimates incorporated into our Financial Statements include, but are not limited to:

•	the estimated reserve for warranty expense associated with our check warranty receivables;
•	the estimated reserve for bad debt expense associated with our trade receivables;
•	the estimated reserve for inventory obsolescence;
•	the valuation and recognition of share based compensation;
•	the valuation allowance on our deferred income tax assets;
•	the estimated cash flows in assessing the recoverability of long lived assets;
•	the estimates of future operating performance, weighted average cost of capital (“WACC”) and growth rates as well as other factors used in our annual goodwill and assets impairment evaluations;
•	the renewal assumptions used for customer contracts to estimate the useful lives of such assets;
•	the judgments used to determine the stages of development and costs eligible for capitalization as internally developed software; and
•	the estimated liability for health care claims under our self-insured health care program.

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

Our market-based options granted in 2017 and 2016 under our 2014 Equity Incentive Plan (the “2014 Plan”) and 2012 Equity Incentive Plan (as amended, the “2012 Plan”)  vest at a rate of 25% per year on each of the first four anniversaries of the grant date, provided that as of the vesting date for each vesting tranche, the closing price of the Company’s shares on the New York Stock Exchange is at least a specified price hurdle, defined as a 25% and 50% premium for 2017 and 2016, respectively, to the closing stock price on the grant date. If the price hurdle is not met as of the vesting date for a vesting tranche, then the vested tranche shall vest and become vested shares on the last day of a period of 30 consecutive trading days during which the closing price is at least the price hurdle.

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

The market-based options were measured at fair value on the grant date using a lattice-based valuation model based on the median time horizon from the date of grant for these options to the vesting date for those paths that achieved the target threshold(s). The compensation expense is recognized on a straight-line basis over the median vesting periods calculated under such valuation model.

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

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, which provides updated guidance on the goodwill impairment test and the method by which an entity recognizes an impairment charge. These amendments eliminate “Step 2” from the current goodwill impairment process and require that an entity recognize an impairment charge equal to the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, a company should also take into consideration income tax effects from tax deductible goodwill on the carrying amount of a reporting unit when recording an impairment loss. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance will be applied using a prospective approach. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this guidance in the current period. The adoption of this ASU did not impact our Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We adopted this guidance in the current period on a prospective basis. As of December 31, 2017, the adoption of ASU No. 2016-09 has not materially impacted our Financial Statements. With respect to forfeitures, the Company will continue to estimate the number of awards expected to be forfeited in accordance with our existing accounting policy. In addition, our Cash Flows present excess tax benefits as operating activities in the current period, as the prior period was not adjusted.

In July 2015, the FASB issued ASU No. 2015-11, which provides guidance on the measurement of inventory value. The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments do not apply to inventory that is measured using LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using FIFO or average cost. The pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. We adopted this guidance in the current period. This ASU did not have a material impact on our Financial Statements.

Recent Accounting Guidance Not Yet Adopted

In May 2017, the FASB issued ASU No. 2017-09 to clarify which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. An entity is required to account for the effects of a modification unless all of the following conditions are met: (i) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted in the first period of the year this guidance is adopted. We do not expect the adoption of this guidance to have a material impact on our Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, which clarifies the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance will be applied using a prospective approach as of the beginning of the first period of adoption. Early adoption is permitted for acquisitions, or disposals that occur before the issuance date or effectiveness date of the amendments when the transaction has not been reported in financial statements that have been issued or made available for issuance. We do not expect the adoption of this guidance to have a material impact on our Financial Statements.

In October 2016, the FASB issued ASU No. 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance will be applied using a retrospective approach to each period presented. Early adoption is permitted and adoption in an interim period should reflect adjustments as of the beginning of the fiscal year that includes that interim period. We do not expect the adoption of this guidance to have a material impact on our Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, which provides updated guidance on the recognition of the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs, and this eliminates the exception for an intra-entity transfer of such assets. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance will be applied using a modified retrospective approach through a cumulative-effective adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted during the first interim period of the year this guidance is adopted. We do not expect the adoption of this guidance to have a material impact on our Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which provides updated guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance will be applied using a retrospective approach. If it is impracticable to apply the amendments retrospectively for some of the issues within this ASU, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted including adoption in an interim period. We do not expect the adoption of this guidance to have a material impact on our Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, which provides updated guidance on credit losses for financial assets measured at amortized cost basis and available-for sale debt securities. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance will be applied using a modified retrospective approach for the cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective and using a prospective approach for debt securities for which any other-than-temporary impairment had been recognized before the effective date. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently assessing the effect the adoption of this guidance will have on our Financial Statements, but do not expect the effect to be material.

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

In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers,” which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the existing revenue recognition guidance, including industry-specific guidance. The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance was originally effective for interim and annual reporting periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU No. 2015-14, which extended the effective date to interim and annual periods beginning after December 15, 2017. This guidance may be adopted under a full retrospective application or under a modified retrospective method whereby the cumulative effect is recognized at the date of initial application.

On January 1, 2018, the Company implemented the new revenue recognition standard promulgated by the FASB. The Company adopted ASC 606 using the modified retrospective method that requires companies to record a cumulative adjustment to retained earnings (or deficit) presented in the unaudited condensed, consolidated balance sheets for interim periods and presented in the audited consolidated balance sheets for annual periods for any contract modifications made to those arrangements not yet completed as of the adoption date of January 1, 2018. The Company determined that there was no such cumulative adjustment required to be made to its interim, condensed, consolidated balance sheets as of the adoption date. In addition, under the modified retrospective method, the Company’s prior period results will not be recast to reflect the new revenue recognition standard.

The Company determined that the adoption of ASC 606 will have a material impact on the presentation of its financial information primarily due to the reporting on a net revenues basis, rather than a gross presentation, of certain costs of revenues (exclusive of depreciation and amortization) related to the cash access activities of the Company’s Payments segment (with additional immaterial changes due to the net reporting of certain of the gaming operations activities of the Company’s Games segment). The net revenues reporting requirement under ASC 606 will have an effect on both the Payments and Games segment revenues and related cost of revenues (exclusive of depreciation and amortization); however, this net presentation will not have an effect on operating income (loss), net loss, cash flows or the timing of revenues recognized and costs incurred.

To provide a greater understanding of the impact of this new revenue recognition standard, the Company determined that under the provisions set forth in ASC 606, the effect on certain Payments and Games revenues and costs of revenues would have collectively decreased by approximately $564.2 million, $476.4 million and $438.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

With respect to its Payments segment, the Company will have a material impact on the presentation of its financial information related to the reclassification of certain cost of revenues (exclusive of depreciation and amortization) included in the cash advance, automated teller machine and check services revenue streams to be netted against those related revenue streams. The Company will report these items, which include commission expenses paid to casino operators, interchange costs paid to the network associations and processing and related costs paid to other third party partners as amounts that will be reported “net of transaction price” as reductions to its Payments segment revenues, rather than the current gross revenues presentation with these costs and expenses historically reported as Payments segment cost of revenue (exclusive of depreciation and amortization).

With respect to its Games segment, the Company will not have a material impact on the presentation of its financial information related to the reclassification of certain cost of revenues included in the gaming operations revenue stream to be netted against this revenue stream in connection with the Company’s Wide Area Progressive (the “WAP”) offering, which was initiated in 2017. The Company will report these items, which include WAP jackpot expenses as amounts that will be reported “net of the transaction price” as reductions to its Games segment revenues, rather than the current gross revenues presentation with these expenses historically reported as Games segment cost of revenue (exclusive of depreciation and amortization).

Furthermore, for presentation purposes, given the fact that the Company’s total revenues, on a consolidated basis, will be significantly reduced in connection with the adoption of the new revenue recognition standard, the Company’s revenue streams will be evaluated on a recurring basis to ensure compliance with Rule 5-03(b) of Regulation S-X to present those revenues that exceed the quantitative threshold on the Company’s Statements of Loss. In addition, the Company determined that there was no cumulative adjustment to be recorded to Stockholders’ Deficit in its Consolidated Balance Sheets.

We have completed our review of the requirements of the new revenue recognition standard by major revenue stream and present the impact to our operating segments as follows:

Major Revenue Stream	Impact Upon Adoption

Games Segment:

Game Sales

The adoption of ASC 606 will not have a material impact on this revenue stream; however, for presentation purposes, there will be a change to show this line item on our Consolidated Statements of Loss as we expect it to exceed the quantitative threshold set forth in Rule 5-03(b) of Regulation S-X.

Gaming Operations

The adoption of ASC 606 will not have a material impact on this revenue stream; however, with respect to our Wide Area Progressive (“WAP”) offering, which was initiated in 2017, there will be a change as the jackpot expense is required to be netted against the corresponding WAP revenue as opposed to the existing accounting practice of recording these amounts on a gross basis to Games cost of revenue. In addition, for presentation purposes, there will be a change to show this line item on our Statements of Loss as we expect it to exceed the quantitative threshold set forth in Rule 5-03(b) of Regulation S-X.

Games Segment Impact

The Games segment impact, on a pro forma basis giving effect to the implementation of ASC 606 for revenue and cost of revenue (exclusive of depreciation and amortization), would have been a decrease of approximately $0.6 million for the year ended December 31, 2017. There was no effect to the Statements of Loss with respect to the Games segment for the years ended December 31, 2016 and 2015.

Payments Segment:

Cash Advance, ATM and Check Services

There will be significant changes to the presentation of our financial information related to the Cash Advance, ATM and Check Services revenue streams. Certain costs of revenue, which include: (i) commission expenses paid to casino operators; (ii) interchange costs paid to the network associations; and (iii) processing and related costs paid to other third party partners, will be netted against the corresponding Payments segment revenue as opposed to the existing accounting practice of recording these amounts on a gross basis to Payments cost of revenue. In addition, for presentation purposes, there will be a change to show certain of these line items on our Statements of Loss as we expect it to exceed the quantitative threshold set forth in Rule 5-03(b) of Regulation S-X.

Central Credit	The adoption of ASC 606 will not have a material impact and there is no change expected from our current practices.

Kiosk Sales and Services	The adoption of ASC 606 will not have a material impact and there is no change expected from our current practices.

Compliance Sales and Services	The adoption of ASC 606 will not have a material impact and there is no change expected from our current practices.

Payments Segment Impact

The Payments segment impact on a pro forma basis giving effect to the implementation of ASC 606 for revenue and cost of revenue (exclusive of depreciation and amortization) would have been a decrease of approximately $563.6 million, $476.4 million and $438.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

3. BUSINESS COMBINATIONS

We account for business combinations in accordance with ASC 805, which requires that the identifiable assets acquired and liabilities assumed be recorded at their estimated fair values on the acquisition date separately from goodwill, which is the excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities. We include the results of operations of an acquired business as of the acquisition date. We had no material acquisitions for the years ended December 31, 2017, 2016 and 2015.

4. FUNDING AGREEMENTS

Contract Cash Solutions Agreement

Our Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) allows us to use funds owned by Wells Fargo to provide the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay Wells Fargo a cash usage fee on the average daily balance of funds utilized multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Loss, were $4.9 million, $3.1 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We are exposed to interest rate risk to the extent that the applicable LIBOR (defined to be the Interbank Offered Rate or a comparable or successor rate) increases.

Under this agreement, all currency supplied by Wells Fargo remains the sole property of Wells Fargo at all times until it is dispensed, at which time Wells Fargo obtains an interest in the corresponding settlement receivable which is recorded on a net basis. As these funds are not our assets, supplied cash is not reflected on the Balance Sheets. The outstanding balances of ATM cash utilized by us from Wells Fargo were $289.8 million and $285.4 million as of December 31, 2017 and 2016, respectively.

The Contract Cash Solutions Agreement, as amended, provides us with cash in the maximum amount of $300.0 million with the ability to increase the amount by $75 million over a 5-day period for special occasions, such as New Years. The term of the agreement expires on June 30, 2020.

We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the years ended December 31, 2017 and 2016.

Site‑Funded ATMs

We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these Site-Funded ATMs. The Site-Funded ATM liability is included within settlement liabilities in the accompanying Balance Sheets and was $210.8 million and $151.0 million as of December 31, 2017 and 2016, respectively.

Prefunded Cash Access Agreements

Due to certain regulatory requirements, some international gaming establishments require prefunding of cash to cover all outstanding settlement amounts in order for us to provide cash access services to their properties. We enter into agreements with these operators for which we supply our cash access services for their properties. Under these agreements, we maintain sole discretion to either continue or cease operations as well as discretion over the amounts prefunded to the properties and may request amounts to be refunded to us, with appropriate notice to the operator, at any time. The initial prefunded amounts and subsequent amounts from the settlement of transactions are deposited into a bank account that is to be used exclusively for cash access services and we maintain the right to monitor all transaction activity in that account. The total amount of prefunded cash outstanding was approximately $8.4 million and $8.5 million at December 31, 2017 and 2016, respectively, and is included in prepaid expenses and other assets on our Balance Sheets.

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

In addition, we had a note receivable with Bee Cave Games, Inc. (“Bee Cave”), which was established in December 2014 pursuant to a secured promissory note in the amount of $4.5 million. In connection with the promissory note, the Company received a warrant to purchase the common stock of Bee Cave and recorded a discount to the note for the fair value of the warrant received. In May 2016, Bee Cave failed to pay its scheduled interest-only. At such time, we recorded a write-down of approximately $4.3 million related to the Bee Cave note receivable and warrant in operating expenses on the Statements of Loss. During the third quarter of 2016, we foreclosed on the Bee Cave assets, evaluated its platform, and began to utilize these assets in connection with our social gaming strategy to deliver content from our existing game library. Consequently, we extinguished the note receivable and recorded $0.5 million of developed technology and software within other intangible assets, net on the Balance Sheets.

The balance of trade and other receivables consisted of the following (in thousands):

	At December 31,
	2017	2016
Trade and other receivables, net
Games trade and loans receivables	$38,070	$44,410
Payments trade and loans receivables	10,780	12,337
Other receivables	1,570	1,924
Total trade and other receivables, net	$50,420	$58,671
Less: non-current portion of receivables	2,638	2,020
Total trade and other receivables, current portion	$47,782	$56,651

At least quarterly, we evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the expected losses on our receivables. The allowance for doubtful accounts for trade receivables includes reserves for both Games and Payments receivables. The provision for doubtful accounts is generally included within operating expenses in the Statements of Loss. We also have a provision for doubtful accounts specifically associated with our outstanding check warranty receivables, which is included within Payments cost of revenues (exclusive of depreciation and amortization) in the Statements of Loss. The outstanding balances of the check warranty and general reserves were $2.7 million and $2.0 million, respectively, as of December 31, 2017 and $2.7 million and $2.0 million, respectively, as of December 31, 2016.

A summary activity of the reserve for check warranty losses is as follows (in thousands):

Amount
Balance, December 31, 2014	$2,784
Warranty expense provision	9,263
Charge-offs against reserve	(9,074)
Balance, December 31, 2015	2,973
Warranty expense provision	8,694
Charge-offs against reserve	(8,972)
Balance, December 31, 2016	2,695
Warranty expense provision	9,418
Charge-offs against reserve	(9,404)
Balance, December 31, 2017	$2,709

6. INVENTORY

Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight. The inventory is stated at the lower of cost or net realizable value and accounted for using the FIFO method.

Inventory consisted of the following (in thousands):

	At December 31,
	2017	2016
Inventory
Raw materials and component parts, net of reserves of $1,327 and $2,155 at December 31, 2017 and 2016, respectively	$18,782	$12,570
Work-in-progress	985	1,502
Finished goods	4,200	4,996
Total inventory	$23,967	$19,068

7. PREPAID AND OTHER ASSETS

Prepaid and other assets include the balance of prepaid expenses, deposits, debt issuance costs on our Revolving Credit Facility (defined herein), restricted cash and other assets. The current portion of these assets is included in prepaid and other assets and the non-current portion is included in other assets, both of which are contained within the Balance Sheets.

The balance of prepaid and other assets, current consisted of the following (in thousands):

	At December 31,
	2017	2016
Prepaid expenses and other assets
Deposits	$9,003	$8,622
Prepaid expenses	6,426	5,937
Other	5,241	3,489
Total prepaid expenses and other assets	$20,670	$18,048

The balance of other assets, non-current consisted of the following (in thousands):

	At December 31,
	2017	2016
Other assets
Prepaid expenses and deposits	$4,103	$3,399
Debt issuance costs of revolving credit facility	849	689
Other	2,657	3,434
Total other assets	$7,609	$7,522

8. PROPERTY, EQUIPMENT AND LEASED ASSETS

Property, equipment and leased assets consist of the following (amounts in thousands):

		At December 31, 2017			At December 31, 2016
	Useful Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Cost	Depreciation	Value	Cost	Depreciation	Value
Property, equipment and leased assets
Rental pool - deployed	2-4	$162,319	$80,895	$81,424	$123,812	$59,188	$64,624
Rental pool - undeployed	2-4	17,366	9,374	7,992	13,456	5,721	7,735
Cash access equipment	3-5	25,907	18,654	7,253	25,127	15,688	9,439
Leasehold and building improvements	Lease Term	10,981	5,211	5,770	10,023	3,698	6,325
Machinery, office and other equipment	2-5	35,167	24,087	11,080	30,424	20,108	10,316
Total		$251,740	$138,221	$113,519	$202,842	$104,403	$98,439

In the second quarter of 2016, our corporate aircraft was classified as held for sale and sold for $4.8 million during the period. We recognized a $0.9 million loss on the sale of the aircraft, which was included in operating expenses in the Statements of Loss for the year ended December 31, 2016. The aircraft was included in machinery, office and other equipment.

In connection with the sale of certain assets related to our PokerTek products during the year ended December 31, 2015 for a purchase price of $5.4 million, we recorded a gain of approximately $3.9 million, which was included in operating expenses in our Statements of Loss for such period.

Depreciation expense related to other property, equipment and leased assets totaled approximately $47.3 million, $50.0 million and $45.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

There was no material impairment of our property, equipment and leased assets for the years ended December 31, 2017 and 2016. In connection with our fourth quarter 2015 annual financial statement review, we determined that certain of our Games fixed assets either: (a) had economic lives that were no longer supportable and shortened given approximately one year of experience with the Games segment that resulted in an accelerated depreciation charge of approximately $2.6 million; or (b) were fully impaired as there was little to no movement in the portfolio with recent shipments having been returned and no future deployment anticipated that resulted in an accelerated depreciation charge of approximately $1.0 million.

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

We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative “Step 0” assessment based on reviewing relevant events and circumstances; or a quantitative “Step 1” assessment, which determines the fair value of the reporting unit, using an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists.

Goodwill Testing

In performing our annual goodwill impairment tests, we utilize the approach prescribed under ASC 350. The “Step 1” required a comparison of the carrying amount of each reporting unit to its estimated fair value. To estimate the fair value of our reporting units for “Step 1”, we used a combination of an income valuation approach and a market valuation approach. The income approach is based on a discounted cash flow (“DCF”) analysis. This method involves estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value, using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including, but not limited to: appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent annual budget and projected years beyond. Our budgets and forecasted cash flows are based on estimated future growth rates. We believe our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the WACC of market participants relative to each respective reporting unit. The market approach considers comparable market data based on multiples of revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”). If the fair value of a reporting unit is less than its carrying amount, an impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the fair value of that goodwill is recorded in accordance with the adoption of ASU No 2017-04.

We had approximately $640.6 million and $640.5 million of goodwill on our Balance Sheets as of December 31, 2017 and 2016, respectively, resulting from acquisitions of other businesses.

In connection with our annual goodwill impairment testing process for 2017, we determined that no impairment adjustment was necessary. The fair value exceeded the carrying amount for each of the Games, Cash Access Services, Kiosk Sales and Services, Central Credit Services and Compliance Sales and Services reporting units.

In connection with our annual goodwill impairment testing process for 2016 and 2015, we determined that impairment adjustments were necessary. The fair value exceeded the carrying amount for each of the Cash Access Services, Kiosk Sales and Services, Central Credit Services and Compliance Sales and Services reporting units, while Games reporting unit had a goodwill impairment of $146.3 million and $75.0 million for 2016 and 2015, respectively. The impairments recorded in 2016 and 2015 were primarily based upon limited growth and capital expenditure constraints in the gaming industry, consolidation and increased competition in the gaming manufacturing space, stock market volatility, global and domestic economic uncertainty and lower than forecasted operating profits and cash flows. Based on these indicators, we revised our estimates and assumptions for the Games reporting unit.

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

Our reporting units are identified as operating segments or one level below. Reporting units must: (a) engage in business activities from which they earn revenues and incur expenses; (b) have operating results that are regularly reviewed by our segment management to ascertain the resources to be allocated to the segment and assess its performance; and (c) have discrete financial information available. In 2017, our reporting units included: Games, Cash Access Services, Kiosk Sales and Services, Central Credit Services, and Compliance Sales and Services. During the year ended December 31, 2016, the Company combined its Cash Advance, ATM and Check Services reporting units into a single Cash Access Services reporting unit to be consistent with the current corporate structure and segment management. The use of different assumptions, estimates or judgments in the goodwill impairment testing process, such as the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets, and therefore, impact the related impairment charge, if any.

Key assumptions used in estimating fair value of the Games reporting unit under the income approach included a discount rate of 9.5% and 10% and a terminal value growth rate of approximately 3% for the years ended December 31, 2017 and 2016. Projected compound average revenue growth rates of approximately 11% and 5.2% were used for the years ended December 31, 2017 and 2016, respectively. The discounted cash flow analyses included estimated future cash inflows from operations and estimated future cash outflows for capital expenditures.

Key assumptions used in estimating fair value of the Games reporting unit under the market approach were based on observed market multiples of enterprise value to revenue and EBITDA for both comparable publicly traded companies and recent merger and acquisition transactions involving similar companies to estimate appropriate controlling basis multiples to apply to each of the reporting units. Based on the multiples implied by this market data, we selected multiples of revenue of approximately 1.4 to 1.6 times and multiples of EBITDA of 6.8 to 7.7 times for the year ended December 31, 2017. We selected multiples of revenue of approximately 3.1 to 3.4 times and multiples of EBITDA of 6.5 to 8.3 times for the year ended December 31, 2016.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Games	Cash Access Services	Kiosk Sales and Services	Central Credit Services	Compliance Sales and Services	Total
Goodwill
Balance, December 31, 2015	$595,340	$157,035	$5,745	$17,127	$14,556	$789,803
Goodwill impairment	(146,299)	—	—	—	—	(146,299)
Foreign translation adjustment	—	20	—	—	—	20
Other(1)	—	—	—	—	(2,978)	(2,978)
Balance, December 31, 2016	$449,041	$157,055	$5,745	$17,127	$11,578	$640,546
Foreign translation adjustment	—	43	—	—	—	43
Balance, December 31, 2017	$449,041	$157,098	$5,745	$17,127	$11,578	$640,589

(1)	Includes the final 2016 measurement period adjustments associated with the acquisition of certain assets of Resort Advantage in late 2015.

The Company’s cumulative goodwill impairment as of December 31, 2017 was $221.3 million and was comprised of $146.3 million and $75.0 million recognized in 2016 and 2015, respectively, related to our Games segment.

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

		At December 31, 2017			At December 31, 2016
	Weighted Average
	Remaining Life		Accumulated	Net Book		Accumulated	Net Book
	(years)	Cost	Amortization	Value	Cost	Amortization	Value
Other intangible assets
Contract rights under placement fee agreements	4	$57,231	$3,910	$53,321	$17,742	$6,281	$11,461
Customer contracts	6	51,175	43,638	7,537	50,975	40,419	10,556
Customer relationships	8	231,100	63,653	167,447	231,100	42,688	188,412
Developed technology and software	2	249,064	158,919	90,145	224,265	126,721	97,544
Patents, trademarks and other	4	29,046	23,185	5,861	27,771	17,747	10,024
Total		$617,616	$293,305	$324,311	$551,853	$233,856	$317,997

Amortization expense related to other intangible assets totaled approximately $69.5 million, $94.6 million and $85.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. We capitalized $29.4 million and $24.2 million of internal software development costs for the years ended December 31, 2017 and 2016, respectively.

On a quarterly basis, we evaluate our other intangible assets for potential impairment as part of our quarterly review process. There was no material impairment identified for any of our other intangible assets for the years ended December 31, 2017, 2016 and 2015.

The anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in thousands):

Anticipated amortization expense	Amount
2018	$66,650
2019	53,922
2020	46,283
2021	32,485
2022	30,004
Thereafter	77,694
Total(1)	$307,038

(1)	For the year ended December 31, 2017, the Company had $17.3 million in other intangible assets which had not yet been placed into service.

We enter into placement fee agreements to secure a long-term revenue share percentage and a fixed number of player terminal placements in a gaming facility. The funding under placement fee agreements is not reimbursed. In return for the fees under these agreements, each facility dedicates a percentage of its floor space, or an agreed upon unit count, for the placement of our electronic gaming machines (“EGMs”) over the term of the agreement, generally 12 to 83 months, and we receive a fixed percentage or flat fee of those machines’ hold per day. Certain of the agreements contain EGM performance standards that could allow the respective facility to reduce a portion of our guaranteed floor space.

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

In July 2017, we entered into a placement fee agreement with a customer for certain of its locations for approximately $49.1 million, net of $10.1 million of unamortized fees related to superseded contracts. We paid approximately $13.3 million in placement fees to this customer for the year ended December 31, 2017.

We paid approximately $11.3 million and $2.8 million to extend the term of placement fee agreements with a customer for certain of its locations for the years ended December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, we foreclosed on the Bee Cave assets, evaluated its platform, and began to utilize these assets in connection with our social gaming strategy to deliver content from our existing game library. Consequently, we extinguished the note receivable and recorded $0.5 million of developed technology and software within other intangible assets, net on the Balance Sheets during the period.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents our accounts payable and accrued expenses (amounts in thousands):

	At December 31,
	2017	2016
Accounts payable and accrued expenses
Trade accounts payable	$59,435	$55,352
Placement fees(1)	22,328	—
Payroll and related expenses	14,178	12,305
Deferred and unearned revenues	10,450	9,222
Cash access processing and related expenses	8,932	7,001
Accrued interest	5,766	82
Accrued taxes	2,112	2,587
Other	11,303	7,842
Total accounts payable and accrued expenses	$134,504	$94,391

(1)

Total placement fees liability was $39.1 million as of December 31, 2017. The remaining $16.8 million of non-current placement fees was included in other accrued expenses and liabilities in our Balance Sheet.

11. LONG-TERM DEBT

The following table summarizes our indebtedness (in thousands):

	At December 31,
	2017	2016
Long-term debt
Senior secured term loan	$815,900	$465,600
Senior secured notes	—	335,000
Senior unsecured notes	375,000	350,000
Total debt	1,190,900	1,150,600
Less: debt issuance costs and discount	(23,057)	(28,720)
Total debt after debt issuance costs and discount	1,167,843	1,121,880
Less: current portion of long-term debt	(8,200)	(10,000)
Long-term debt, less current portion	$1,159,643	$1,111,880

Refinancing

On May 9, 2017 (the “Closing Date”), Everi Payments, as borrower, and Holdings entered into a credit agreement with the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (amended as described below, the “New Credit Agreement”). The New Credit Agreement provides for: (i) a $35.0 million, five-year senior secured revolving credit facility (the “New Revolving Credit Facility”); and (ii) an $820.0 million, seven-year senior secured term loan facility (the “New Term Loan Facility,” and together with the New Revolving Credit Facility, the “New Credit Facilities”). The fees associated with the New Credit Facilities included discounts of approximately $4.1 million and debt issuance costs of approximately $15.5 million. All borrowings under the New Revolving Credit Facility are subject to the satisfaction of customary conditions, including the absence of defaults and the accuracy of representations and warranties.

The proceeds from the New Term Loan Facility incurred on the Closing Date were used to: (i) refinance: (a) Everi Payments’ existing credit facility with an outstanding balance of approximately $462.3 million with Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer, Deutsche Bank Securities Inc., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers (the “Prior Credit Facility”); and (b) Everi Payments’ 7.25% Senior Secured Notes due 2021 in the aggregate original principal amount of $335.0 million (the “Refinanced Secured Notes”); and (ii) pay related transaction fees and expenses.

In connection with the refinancing, we recorded a non-cash charge of approximately $14.6 million during the second quarter of 2017 related to the unamortized deferred financing fees and discounts related to the extinguished term loan under the Prior Credit Facility and the redeemed Refinanced Secured Notes. No prepayment penalties were incurred.

On November 13, 2017 (the “Repricing Closing Date”), we entered into an amendment to the New Credit Agreement (the “First Amendment”) which, among other things, reduced the interest rate on the approximately $818.0 million then outstanding balance of the New Term Loan Facility.  The maturity date for the New Term Loan Facility remains May 9, 2024, the maturity date for the New Revolving Credit Facility remains May 9, 2022, and no changes were made to the financial covenants or other debt repayments terms set forth in the New Credit Agreement. We incurred approximately $3.0 million of debt issuance costs and fees associated with the repricing of the New Term Loan Facility.

New Credit Facilities

The New Term Loan Facility matures seven years after the Closing Date and the New Revolving Credit Facility matures five years after the Closing Date. The New Revolving Credit Facility is available for general corporate purposes, including permitted acquisitions, working capital and the issuance of letters of credit.

The interest rate per annum applicable to loans under the New Revolving Credit Facility is, at Everi Payments’ option, the base rate or the Eurodollar Rate (defined to be the London Interbank Offered Rate or a comparable or successor rate) (the “Eurodollar Rate”) plus, in each case, an applicable margin. The interest rate per annum applicable to the New Term Loan Facility also is, at Everi Payments’ option, the base rate or the Eurodollar Rate plus, in each case, an applicable margin. The Eurodollar Rate is reset at the beginning of each selected interest period based on the Eurodollar Rate then in effect; provided that, if the Eurodollar Rate is below zero, then such rate will be equal to zero plus the applicable margin. The base rate is a fluctuating interest rate equal to the highest of: (i) the prime lending rate announced by the administrative agent; (ii) the federal funds effective rate from time to time plus 0.50%; and (iii) the Eurodollar Rate (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%. Prior to the effectiveness of the First Amendment on the Repricing Closing Date, the applicable margins for both the New Revolving Credit Facility and the New Term Loan Facility were: (i) 4.50% in respect of Eurodollar Rate loans and (ii) 3.50% in respect of base rate loans. The applicable margins for the New Term Loan Facility from and after the effectiveness of the First Amendment on the Repricing Closing Date are: (i) 3.50% in respect of Eurodollar Rate loans and (ii) 2.50% in respect of base rate loans.

Voluntary prepayments of the term loan and the revolving loans and voluntary reductions in the unused commitments are permitted in whole or in part, in minimum amounts as set forth in the New Credit Agreement governing the New Credit Facilities, with prior notice but without premium or penalty, except that certain refinancings of the term loans within six months after the Repricing Closing Date will be subject to a prepayment premium of 1.00% of the principal amount repaid.

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

The New Credit Agreement governing the New Credit Facilities contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The New Credit Agreement governing the New Credit Facilities also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio. At December 31, 2017, our consolidated secured leverage ratio was 3.59 to 1.00, with a maximum allowable ratio of 5.00 to 1.00. Our maximum consolidated secured leverage ratio will be 4.75 to 1.00 as of December 31, 2018, 4.50 to 1.00 as of December 31, 2019, 4.25 to 1.00 as of December 31, 2020, and 4.00 to 1.00 as of December 31, 2021 and each December 31 thereafter.

We were in compliance with the covenants and terms of the New Credit Facilities as of December 31, 2017.

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

For the period from January 1, 2017 to the Closing Date, the Prior Credit Facility had an applicable weighted average interest rate of 6.43%. For the period from the Closing Date to December 31, 2017, the New Term Loan Facility had an applicable weighted average interest rate of 5.55%. Together, for the year ended December 31, 2017, the two facilities had a blended weighted average interest rate of 5.73%.

At December 31, 2017, we had approximately $815.9 million of borrowings outstanding under the New Term Loan Facility and no borrowings outstanding under the New Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the New Revolving Credit Facility as of December 31, 2017.

Refinanced Senior Secured Notes

In connection with entering into the New Credit Agreement, on May 9, 2017, Everi Payments redeemed in full all outstanding Refinanced Secured Notes in the aggregate principal amount of $335.0 million plus accrued and unpaid interest. As a result of the redemption, the Company recorded non-cash charges in the amount of approximately $1.7 million, which consisted of unamortized deferred financing fees of $0.2 million and discounts of $1.5 million, which were included in the total $14.6 million non-cash charge.

Senior Unsecured Notes

In December 2014, we issued $350.0 million in aggregate principal amount of 10.0% Senior Unsecured Notes due 2022 (the “2014 Unsecured Notes”) under an indenture (as supplemented, the “2014 Notes Indenture”), dated December 19, 2014, between Everi Payments (as successor issuer), and Deutsche Bank Trust Company Americas, as trustee. The fees associated with the 2014 Unsecured Notes included original issue discounts of approximately $3.8 million and debt issuance costs of approximately $14.0 million. In December 2015, we completed an exchange offer in which all of the unregistered 2014 Unsecured Notes were exchanged for a like amount of 2014 Unsecured Notes that had been registered under the Securities Act.

In December 2017, we issued $375.0 million in aggregate principal amount of 7.50% Senior Unsecured Notes due 2025 (the “2017 Unsecured Notes”) under an indenture (the “2017 Notes Indenture”), dated December 5, 2017, among Everi Payments (as issuer), Holdings and certain of its direct and indirect domestic subsidiaries as guarantors, and Deutsche Bank Trust Company Americas, as trustee. Interest on the 2017 Unsecured Notes accrues at a rate of 7.50% per annum and is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2018.  The 2017 Unsecured Notes will mature on December 15, 2025. We incurred approximately $6.1 million of debt issuance costs and fees associated with the refinancing of our 2017 Unsecured Notes.

On December 5, 2017, together with the issuance of the 2017 Unsecured Notes, Everi Payments satisfied and discharged the 2014 Notes Indenture relating to the 2014 Unsecured Notes. To effect the satisfaction and discharge, Everi Payments issued an unconditional notice of redemption to Deutsche Bank Trust Company Americas, as trustee, of the redemption in full on January 15, 2018 (the “Redemption Date”) of all outstanding 2014 Unsecured Notes under the terms of the 2014 Notes Indenture. In addition, using the proceeds from the sale of the 2017 Unsecured Notes and cash on hand, Everi Payments irrevocably deposited with the trustee funds sufficient to pay the redemption price of the 2014 Unsecured Notes of 107.5% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the Redemption Date (the “Redemption Price”), and irrevocably instructed the trustee to apply the deposited money toward payment of the Redemption Price for the 2014 Unsecured Notes on the Redemption Date.  Upon the trustee’s receipt of such funds and instructions, along with an officer’s certificate of Everi Payments and an opinion of counsel certifying and opining that all conditions under the 2014 Notes Indenture to the satisfaction and discharge of the 2014 Notes Indenture had been satisfied, the 2014 Notes Indenture was satisfied and discharged, and all of the obligations of Everi Payments and the guarantors under the 2014 Notes Indenture ceased to be of further effect, as of December 5, 2017 (subject to certain exceptions). The 2014 Unsecured Notes were thereafter redeemed on the Redemption Date.

In connection with the issuance of the 2017 Unsecured Notes and the redemption of the 2014 Unsecured Notes, we incurred a $37.2 million loss on extinguishment of debt consisting of a $26.3 million make-whole premium related to the satisfaction and redemption of the 2014 Unsecured Notes and approximately $10.9 million for the write-off of related unamortized debt issuance costs and fees.

We were in compliance with the terms of the 2017 Unsecured Notes as of December 31, 2017.

Principal Repayments

The maturities of our borrowings at December 31, 2017 are as follows (in thousands):

Amount
Maturities of borrowings
2018	$8,200
2019	8,200
2020	8,200
2021	8,200
2022	8,200
Thereafter	1,149,900
Total	$1,190,900

12. COMMITMENTS AND CONTINGENCIES

Placement Fee Arrangements

In July 2017, we extended the term of our then existing placement fee agreement to 6 years and 11 months with our largest customer in Oklahoma. Under the terms of the agreement, we will pay approximately $5.6 million per quarter in placement fees, inclusive of imputed interest, beginning in January 2018 and ending in July 2019. We paid approximately $13.3 million in placement fees to this customer for the year ended December 31, 2017.

Lease Obligations

We lease office facilities and operating equipment under cancelable and non-cancelable agreements. Total rent expense was approximately $6.8 million, $6.8 million and $5.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We have a long‑term lease agreement related to office space for our corporate headquarters located in Las Vegas, Nevada that expires in April 2023.

In September 2014, the long-term lease agreement for office space in Austin, Texas was extended through June 2021.

We also have leased facilities in Chicago, Illinois and Reno, Nevada, which support the design, production and expansion of our gaming content. The long-term lease agreement for our Chicago facilities commenced in November 2015 and expires in June 2023. The long-term lease agreement for our Reno facilities commenced in February 2016 and expires in May 2021.

As of December 31, 2017, the minimum aggregate rental commitment under all non‑cancelable operating leases were as follows (in thousands):

Amount
Minimum aggregate rental commitments
2018	$4,943
2019	5,050
2020	5,046
2021	4,007
2022	2,193
Thereafter	868
Total	$22,107

Litigation Claims and Assessments

We are subject to claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

Gain Contingency Settlement

In January 2015, we entered into a settlement agreement in connection with a lawsuit we participated in as plaintiffs, pursuant to which we received and recorded the settlement proceeds of $14.4 million in the first quarter of 2015. This settlement is included as a reduction of operating expenses in our Statements of Loss for the year ended December 31, 2015.

13. SHAREHOLDERS’ EQUITY

Preferred Stock.  Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2017 and 2016, we had no shares of preferred stock outstanding.

Common Stock.  Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of December 31, 2017 and 2016, we had 93,119,988 and 90,952,185 shares of common stock issued, respectively.

Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 15,457 and 18,717 shares of common stock at an aggregate purchase price of $0.1 million and $41,528 for the years ended December 31, 2017 and 2016, respectively, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.

14. WEIGHTED AVERAGE SHARES OF COMMON STOCK

The weighted average number of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	At December 31,
	2017	2016	2015
Weighted average shares
Weighted average number of common shares outstanding - basic	66,816	66,050	65,854
Weighted average number of common shares outstanding - diluted(1)	66,816	66,050	65,854

(1)

The Company was in a net loss position for the years ended December 31, 2017, 2016 and 2015; therefore, no potential dilution from the application of the treasury stock method was applicable. Equity awards to purchase approximately 16.0 million, 15.7 million and 14.2 million shares of common stock for the years ended December 31, 2017, 2016 and 2015, respectively, were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

15. SHARE‑BASED COMPENSATION

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

Generally, we grant the following award types: (a) time-based options, (b) market-based options and (c) restricted stock. These awards have varying vesting provisions and expiration periods. For the year ended December 31, 2017, we granted time- and market-based options.

Our time-based stock options generally vest at a rate of 25% per year on each of the first four anniversaries of the grant dates and expire after a ten-year period.

Our market-based options granted in 2017 and 2016 under our 2014 Plan and 2012 Plan vest at a rate of 25% per year on each of the first four anniversaries of the grant date, provided that as of the vesting date for each vesting tranche, the closing price of the Company’s shares on the New York Stock Exchange is at least a specified price hurdle, defined as a 25% and 50% premium for 2017 and 2016, respectively, to the closing stock price on the grant date. If the price hurdle is not met as of the vesting date for a vesting tranche, then the vested tranche shall vest and become vested shares on the last day of a period of 30 consecutive trading days during which the closing price is at least the price hurdle. These options expire after a ten-year period.

Our market-based stock options granted in 2015 vest if our average stock price in any period of 30 consecutive trading days meets certain target prices during a four-year period that commenced on the date of grant for these options. These options expire after a seven-year period.

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock
	Granted	Granted
Outstanding, December 31, 2016	18,233	80
Granted	4,338	50
Exercised options or vested shares	(2,037)	(56)
Cancelled or forfeited	(1,403)	—
Outstanding, December 31, 2017	19,131	74

As of December 31, 2017, the maximum number of shares available for future equity awards under the 2012 Plan and the 2014 Plan is approximately 4.4 million shares of our common stock. There are no shares available for future equity awards under the 2005 Plan.

Stock Options

The fair value of our standard time-based options was determined as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended
	December 31,
	2017	2016	2015
Risk-free interest rate	2%	1%	1%
Expected life of options (in years)	6	5	4
Expected volatility	54%	51%	43%
Expected dividend yield	—%	—%	—%

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

The fair values of market-based options granted in connection with the annual grants that occurred during the first quarter of 2017 and the second quarters of 2016 and 2015 were determined as of the date of grant using a lattice-based option valuation model with the following assumptions:

	Year ended
	December 31,
	2017	2016	2015
Risk-free interest rate	3%	2%	1%
Measurement period (in years)	10	10	4
Expected volatility	70%	68%	47%
Expected dividend yield	—%	—%	—%

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

The following tables present the option activity:

			Weighted
	Number of	Weighted Average	Average Life	Aggregate
	Options	Exercise Price	Remaining	Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Outstanding, December 31, 2016	18,233	$6.02	6.4	$2,387
Granted	4,338	3.62
Exercised	(2,037)	5.35
Canceled or forfeited	(1,403)	8.79
Outstanding, December 31, 2017	19,131	$5.34	6.4	$45,887
Vested and expected to vest, December 31, 2017	16,991	$5.36	6.5	$40,636
Exercisable, December 31, 2017	8,719	$6.51	5.4	$12,200

The following table presents the options outstanding and exercisable by price range:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
		Number	Remaining	Average	Number	Average
		Outstanding	Contract	Exercise	Exercisable	Exercise
Range of Exercise Prices		(in thousands)	Life (Years)	Prices	(in thousands)	Price
$1.46	$1.72	3,177	7.7	$1.48	665	$1.48
2.01	2.78	821	7.2	2.62	606	2.64
3.29	3.29	3,886	8.6	3.29	6	3.29
3.41	6.59	3,222	5.0	5.87	2,384	5.63
6.72	7.61	1,749	4.7	7.15	1,407	7.10
7.74	9.74	6,276	5.5	8.15	3,651	8.42
		19,131			8,719

There were 4.3 million, 4.4 million and 6.5 million options granted for the years ended December 31, 2017, 2016 and 2015, respectively. The weighted average grant date fair value per share of the options granted was $1.98, $0.83 and $2.48 for the years ended December 31, 2017, 2016 and 2015, respectively. The total intrinsic value of options exercised was $5.3 million for the year ended December 31, 2017. There were no options exercised in 2016, and the intrinsic value of options exercised for the year ended December 31, 2015 was $0.8 million.

There was $7.9 million in unrecognized compensation expense related to options expected to vest as of December 31, 2017. This cost was expected to be recognized on a straight‑line basis over a weighted average period of 3.5 years. We recorded $6.0 million in non‑cash compensation expense related to options granted that were expected to vest for the year ended and as of December 31, 2017. We received $10.9 million in cash proceeds from the exercise of options during 2017.

There was $11.7 million in unrecognized compensation expense related to options expected to vest as of December 31, 2016. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.1 years. We recorded $6.3 million and $7.4 million in non‑cash compensation expense related to options granted that were expected to vest as of December 31, 2016 and 2015, respectively. There were no proceeds received from the exercise of options during 2016, as no exercises occurred during the period, and we received $1.8 million in cash proceeds from the exercise of options for the year ended December 31, 2015.

Restricted Stock

The following is a summary of non‑vested share awards for our time‑based restricted shares:

		Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
	(in thousands)	(per share)
Outstanding, December 31, 2016	80	$7.12
Granted	50	6.84
Vested	(56)	7.02
Forfeited	—	—
Outstanding, December 31, 2017	74	$7.00

There were 50,000 shares of restricted stock granted for the year ended December 31, 2017. The total fair value of restricted stock vested was $0.4 million for the year ended December 31, 2017. There was $0.5 million in unrecognized compensation expense related to shares of time‑based restricted shares expected to vest as of December 31, 2017 and is expected to be recognized on a straight‑line basis over a weighted average period of 1.1 years. There were 56,578 shares of restricted stock that vested during 2017, and we recorded $0.4 million in non-cash compensation expense related to the restricted stock granted that was expected to vest during 2017.

There were no shares of restricted stock granted for the years ended December 31, 2016 and 2015, respectively. The total fair value of restricted stock vested was $0.2 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively. There was $1.0 million and $2.0 million in unrecognized compensation expense related to shares of time‑based restricted shares expected to vest as of December 31, 2016 and 2015, respectively, and is expected to be recognized on a straight‑line basis over a weighted average period of 1.7 years and 2.4 years, respectively. There were 0.1 million shares and 0.2 million shares of restricted stock that vested during 2016 and 2015, respectively, and we recorded $0.5 million and $0.9 million in non‑cash compensation expense related to the restricted stock granted that was expected to vest during 2016 and 2015, respectively.

16. INCOME TAXES

The following presents consolidated loss before tax for domestic and foreign operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Consolidated loss before tax
Domestic	$(73,445)	$(225,538)	$(129,602)
Foreign	1,378	7,755	6,519
Total	$(72,067)	$(217,783)	$(123,083)

The income tax (benefit) provision attributable to loss from operations before tax consists of the following components (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax (benefit) provision
Domestic	$(20,507)	$30,400	$(19,746)
Foreign	343	1,296	1,635
Total income tax (benefit) provision	$(20,164)	$31,696	$(18,111)
Income tax (benefit) provision
Current	$461	$1,756	$1,767
Deferred	(20,625)	29,940	(19,878)
Total income tax (benefit) provision	$(20,164)	$31,696	$(18,111)

A reconciliation of the federal statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Income tax reconciliation
Federal statutory rate	35.0%	35.0%	35.0%
Foreign provision	0.3%	0.5%	0.6%
State/province income tax	2.4%	0.8%	1.1%
Non-deductible compensation cost	(2.0)%	(0.5)%	(1.1)%
Adjustment to carrying value(1)	31.2%	0.2%	0.6%
Research credit	1.9%	0.2%	0.6%
Valuation allowance	(39.6)%	(27.4)%	0.0%
Goodwill impairment	—%	(23.5)%	(21.3)%
Other	(1.2)%	0.1%	(0.8)%
Effective tax rate	28.0%	(14.6)%	14.7%

(1)	The adjustment to carrying value in 2017 is due primarily to the federal tax rate change in the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”).

The major tax‑effected components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Deferred income tax assets related to:
Net operating losses	$87,250	$98,664	$81,531
Stock compensation expense	6,601	11,559	10,212
Accounts receivable allowances	1,117	1,745	1,444
Accrued and prepaid expenses	3,953	6,276	3,958
Long-term debt	—	493	300
Other	479	1,399	658
Tax credits	6,822	6,394	5,896
Valuation allowance	(63,303)	(61,012)	(1,442)
Total deferred income tax assets	$42,919	$65,518	$102,557
Deferred income tax liabilities related to:
Property, equipment and leased assets	$3,129	$13,216	$18,274
Intangibles	73,597	106,307	108,727
Long-term debt	3,292	—	—
Other	1,108	3,606	3,200
Total deferred income tax liabilities	$81,126	$123,129	$130,201
Deferred income taxes, net	$(38,207)	$(57,611)	$(27,644)

We adopted FASB ASU No. 2016-09, regarding several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, in the current period on a prospective basis. As a result of the Company’s application of ASU No. 2016-09, certain excess tax benefits at the time of exercise (for an option) or upon vesting (for restricted stock) are recognized as income tax benefits in the Statements of Loss. As of December 31, 2017, the adoption of ASU No. 2016-09 has not materially impacted our Financial Statements. However, it has increased the gross deferred tax assets in our Financial Statements by $4.6 million for excess tax benefits in previous years before it was offset by a corresponding valuation allowance. As a result of certain realization requirements under the prior years’ accounting guidance on share based payments, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting at December 31, 2016 and 2015, respectively.

The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act made significant changes to federal tax law, including a reduction in the federal income tax rate from 35% to 21% effective January 1, 2018, stricter limits on deduction of interest, an 80% taxable income limitation on the use of post-2017 NOLs, and a one-time transition tax on previously deferred earnings of certain foreign subsidiaries. As a result of our initial analysis of the 2017 Tax Act and existing implementation guidance, we remeasured our deferred tax assets and liabilities, which resulted in a $22.5 million reduction in our income tax expense in 2017.  We computed our transition tax liability of $1.3 million due to the Tax Act, net of associated foreign tax credits, which was completely offset by additional foreign tax credits carried forward. The foreign tax credits used to offset the transition tax relate to deemed foreign taxes paid on a 2010 Canadian dividend which we are now claiming as a foreign tax credit rather than a foreign tax deduction. Any remaining foreign tax credits not utilized by the transition tax has been fully offset by a valuation allowance.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under Accounting Standards Codification (ASC) 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. Provisional treatment is also necessary if the company is waiting for final financial information from domestic and foreign equity investments. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

In accordance with the SAB 118 guidance, some of the income tax effects recorded in 2017 are provisional, including the one-time transition tax, the effect on our valuation allowance including the stricter limits on interest deductions, and the remeasurement of our deferred tax assets and liabilities. In addition, we are still evaluating the GILTI provisions of the 2017 Tax Act and its impact, if any, on our Consolidated Financial Statements as of December 31, 2017. The accounting for these income tax effects may be adjusted during 2018 as a result of continuing analysis of the 2017 Tax Act; additional implementation guidance from the IRS, state tax authorities, the SEC, the FASB, or the Joint Committee on Taxation; and new information from domestic or foreign equity affiliates.

For all of our investments in foreign subsidiaries, a one-time tax has been provided on the mandatory deemed repatriation of post 1986 untaxed earnings and profits, in accordance with the 2017 Tax Act. Unrepatriated earnings were approximately $19.7 million as of December 31, 2017. Almost all of these earnings are considered permanently reinvested, as it is management’s intention to reinvest foreign earnings in foreign operations. We project sufficient cash flow or sufficient borrowings available under our Credit Facilities in the U.S. and therefore do not need to repatriate these foreign earnings to finance U.S. operations at this time.

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

During 2016 and 2017, we evaluated negative evidence noting that for the three-year periods then ended, we reported cumulative net losses. Pursuant to accounting guidance, a cumulative loss in recent years is a significant piece of negative evidence that must be considered and is difficult to overcome without sufficient objectively verifiable, positive evidence. As such, certain aspects of our historical results were included in our forecasted taxable income. Although our forecast of future taxable income was a positive indicator, since this form of evidence was not objectively verifiable, its weight was not sufficient to overcome the negative evidence.

As a result of this evaluation, we increased our valuation allowance for deferred tax assets by $2.3 million (net of a reduction for the decrease in the US federal corporate tax rate) during 2017. The ultimate realization of deferred tax assets depends on having sufficient taxable income in the future years when the tax deductions associated with the deferred tax assets become deductible. The establishment of a valuation allowance does not impact cash, nor does it preclude us from using our tax credits, loss carryforwards and other deferred tax assets in the future.

The following is a tabular reconciliation of the total amounts of deferred tax asset valuation allowance (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$61,012	$1,442	$2,319
Charged to provision for income taxes	(2,263)	59,570	(877)
Other(1)	4,554	—	—
Balance at end of period	$63,303	$61,012	$1,442

(1)	This amount has been recorded in retained deficit as a result of our adoption of ASU No. 2016-09.

We had $352.8 million, or $74.1 million, tax effected, of accumulated federal net operating losses as of December 31, 2017. The net operating losses can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2022. We had $6.0 million, tax effected, of federal research and development credit carry forwards and $0.5 million, tax effected, of foreign tax credit carry forwards as of December 31, 2017. The research and development credits are limited to a 20 year carry forward period and will expire starting in 2029. The foreign tax credits can be carried forward 10 years and will expire in 2020, if not utilized. Almost all of the $1.6 million of federal alternative minimum tax credit carry forwards in our December 31, 2016 financial statements have or will be refunded within the next 12 months, net of the IRS sequestration fee, and have been reclassified as a receivable.  Any remaining alternative minimum tax credits will be refunded over the next five years in accordance with the 2017 Tax Act. As of December 31, 2017, $53.9 million of our valuation allowance relates to federal net operating loss carry forwards and credits that we estimate are not more likely than not to be realized.

We had tax effected state net operating loss carry forwards of approximately $13.1 million as of December 31, 2017. The state net operating loss carry forwards will expire between 2018 and 2038. The determination and utilization of these state net operating loss carry forwards are dependent upon apportionment percentages and other respective state laws, which can change from year to year. As of December 31, 2017, $9.3 million of our valuation allowance relates to certain state net operating loss carry forwards that we estimate are not more likely than not to be realized. The remaining valuation allowance of $0.1 million relates to foreign net operating losses.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefit
Unrecognized tax benefit at the beginning of the period	$834	$729	$729
Gross increases - tax positions in prior period	103	105	—
Gross decreases - tax positions in prior period	—	—	—
Gross increases - tax positions in current period	—	—	—
Settlements	—	—	—
Unrecognized tax benefit at the end of the period	$937	$834	$729

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of December 31, 2017, the Company recorded $0.9 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. The Company has not accrued any penalties and interest for its unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate any other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Loss.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We have a number of federal and state income tax years still open for examination as a result of our net operating loss carry forwards. Accordingly, we are subject to examination for both U.S. federal and some of the state tax returns for the years 2004 to present. For the remaining state, local and foreign jurisdictions, with some exceptions, we are no longer subject to examination by tax authorities for years before 2014.

17. SEGMENT INFORMATION

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group consists of the Chief Executive Officer and the Chief Financial Officer. This group manages the business, allocates resources and measures profitability based on our operating segments. The operating segments are managed and reviewed separately as each represents products that can be sold separately to our customers.

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

Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we record depreciation and amortization expenses to the appropriate operating segment.

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.

The following tables present segment information (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Games
Total revenues	$222,777	$213,253	$214,424
Costs and expenses
Cost of revenues	54,695	50,308	47,017
Operating expenses	42,780	42,561	36,154
Research and development	18,862	19,356	19,098
Goodwill impairment	—	146,299	75,008
Depreciation	40,428	41,582	37,716
Amortization	57,060	79,390	72,934
Total costs and expenses	213,825	379,496	287,927
Operating income (loss)	$8,952	$(166,243)	$(73,503)

	For the Year Ended December 31,
	2017	2016	2015
Payments
Total revenues	$752,171	$646,203	$612,575
Costs and expenses
Cost of revenues	583,850	498,706	463,380
Operating expenses	76,155	76,148	65,048
Depreciation	6,854	8,413	7,835
Amortization	12,445	15,248	12,539
Total costs and expenses	679,304	598,515	548,802
Operating income	$72,867	$47,688	$63,773

	For the Year Ended December 31,
	2017	2016	2015
Total Games and Payments
Total revenues	$974,948	$859,456	$826,999
Costs and expenses
Cost of revenues	638,545	549,014	510,397
Operating expenses	118,935	118,709	101,202
Research and development	18,862	19,356	19,098
Goodwill impairment	—	146,299	75,008
Depreciation	47,282	49,995	45,551
Amortization	69,505	94,638	85,473
Total costs and expenses	893,129	978,011	836,729
Operating income (loss)	$81,819	$(118,555)	$(9,730)

	At December 31,
	2017	2016
Total assets
Games	$925,186	$894,213
Payments	611,888	513,950
Total assets	$1,537,074	$1,408,163

Major customers.  For the years ended December 31, 2017, 2016 and 2015, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 31%, 31% and 30% of our total revenue in 2017, 2016 and 2015, respectively.

18. SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited selected quarterly results of operations are as follows (in thousands, except for per share amounts)*:

	Quarter
	First	Second	Third	Fourth	Year
2017
Revenues	$237,537	$242,230	$247,322	$247,859	$974,948
Operating income	22,603	21,292	19,795	18,129	81,819
Net loss	(3,508)	(19,057)	(4,289)	(25,049)	(51,903)
Basic loss per share	$(0.05)	$(0.29)	$(0.06)	$(0.38)	$(0.78)
Diluted loss per share	$(0.05)	$(0.29)	$(0.06)	$(0.38)	$(0.78)
Weighted average common shares outstanding
Basic	66,090	66,350	66,897	67,755	66,816
Diluted	66,090	66,350	66,897	67,755	66,816
2016
Revenues	$205,769	$214,000	$222,177	$217,510	$859,456
Operating income (loss)	3,785	6,060	11,572	(139,972)	(118,555)
Net loss	(13,151)	(10,796)	(8,254)	(217,278)	(249,479)
Basic loss per share	$(0.20)	$(0.16)	$(0.12)	$(3.29)	$(3.78)
Diluted loss per share	$(0.20)	$(0.16)	$(0.12)	$(3.29)	$(3.78)
Weighted average common shares outstanding
Basic	66,034	66,041	66,049	66,074	66,050
Diluted	66,034	66,041	66,049	66,074	66,050

*	Rounding may cause variances.

19. SUBSEQUENT EVENTS

In January 2018, an amendment to the agreement between Everi Games and the New York State Gaming Commission was approved and became effective. Under this amendment, Everi Games will continue to provide and maintain the central determinant system for the New York Lottery through December of 2019.

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

Management’s Report of Internal Control over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2017, utilizing the criteria described in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  Based on this assessment, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2017.

Our independent registered public accounting firm, BDO USA, LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in the firm’s attestation report, which is included within Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting during the Quarter Ended December 31, 2017

There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 - Entry into a Material Definitive Agreement” of Form 8-K that was not filed within four business days of the reportable event.

Entry into a Material Definitive Agreement.

On December 29, 2017, Everi Payments entered into a Sixth Amendment (the “Sixth Amendment”) to Contract Cash Solutions Agreement with Wells Fargo Bank, N.A. The Sixth Amendment, among other things, reduces the maximum amount of cash available under the Contract Cash Solutions Agreement from $425.0 million to $300.0 million and extends the term by one year from June 30, 2019 to June 30, 2020. For a summary of the Contract Cash

Solutions Agreement, as amended by the Sixth Amendment, see “Note 4. Funding Agreements” within our Financial Statements included elsewhere in this Annual Report on Form 10-K.

The foregoing description and referenced summary do not purport to be complete and are qualified in their entirety by the text of the Sixth Amendment, a copy of which is filed as Exhibit 10.44 to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Everi Holdings Inc. and subsidiaries

Las Vegas, Nevada

Opinion on Internal Control over Financial Reporting

We have audited Everi Holdings Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of loss comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Las Vegas, Nevada

March 15, 2018

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding our directors, executive officers, and certain corporate governance related matters contained under the headings “Election of Class I Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board and Corporate Governance Matters” in the Company’s definitive proxy statement to be filed with the SEC in connection with our 2018 annual meeting of stockholders (the “2018 Proxy Statement”) is incorporated herein by reference.

Item 11.  Executive Compensation.

The information regarding director compensation and executive officer compensation contained under the headings “Board and Corporate Governance Matters – 2017 Director Compensation” and “Executive Compensation,” respectively, in the 2018 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding share ownership contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2018 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information regarding director independence and related party transactions under the headings “Board and Corporate Governance Matters – Director Independence” and “Transactions with Related Persons,” respectively,” in the 2018 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information regarding audit fees, audit-related fees, tax fees, all other fees and the Audit Committee’s policies and procedures on pre-approval of audit and permissible non-audit services of independent auditors contained under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2018 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10‑K:

1.Financial Statements

2.Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

3.See Item 15(b)

(b)	Exhibits:

Exhibit Number	Exhibit Description

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

4.1

Indenture (and form of 7.50% Senior Note due 2025 attached as Exhibit A thereto), dated as of December 5, 2017, by and among Everi Payments Inc., Everi Holdings Inc., certain of its wholly owned subsidiaries, as guarantors, and Deutsche Bank Trust Company Americas, as trustee. (incorporated by reference to Exhibit 4.1 of Holdings’ Current Report on Form 8-K filed with the SEC on December 5, 2017).

10.1

Credit Agreement, dated as of May 9, 2017, among Everi Payments, Holdings, the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.2

Security Agreement, dated as of May 9, 2017, among Everi Payments, Holdings, as a guarantor, the subsidiary guarantors party thereto, and Jefferies Finance LLC, as collateral agent, related to the Credit Agreement (incorporated by reference to Exhibit 10.2 of Holdings’ Current Report on Form 8-K filed with the SEC on May 9, 2017).

Exhibit Number	Exhibit Description

10.3

Guaranty, dated May 9, 2017, by Everi Holdings Inc., as a guarantor, and the subsidiary guarantors party thereto, in favor of the lenders party from time to time to the Credit Agreement and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.3 of Holdings’ Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.4

First Amendment to Credit Agreement, dated November 13, 2017, among Everi Payments, Holdings, the lenders party thereto and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on November 13, 2017).

+10.5

Agreement for Processing Services, dated as of August 20, 2013, by and between Columbus Data Services, LLC and Everi Payments (incorporated by reference to Exhibit 10.10 of Holdings’ Annual Report on Form 10-K filed with the SEC on March 15, 2016).

10.6

Contract Cash Solutions Agreement, dated as of November 12, 2010, between Everi Payments and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.11 of Holdings’ Annual Report on Form 10-K filed with the SEC on March 15, 2016).

10.7

Second Amendment to Contract Cash Solutions Agreement, dated as of June 4, 2012, between Everi Payments and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on June 7, 2012).

10.8

Third Amendment to Contract Cash Solutions Agreement, dated as of November 4, 2013, between Everi Payments and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Holdings’ Quarterly Report on Form 10-Q filed with the SEC on November 5, 2013).

10.9

Fourth Amendment to Contract Cash Solutions Agreement, dated as of January 29, 2015, between Everi Payments and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on July 1, 2015).

10.10

Fifth Amendment to Contract Cash Solutions Agreement, dated as of December 21, 2016, between Everi Payments and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on December 28, 2016).

+10.11

Sponsorship Agreement, dated February 11, 2011, between Everi Payments and American State Bank (incorporated by reference to Exhibit 10.54 of Holdings’ Annual Report on Form 10-K filed with the SEC on March 14, 2011).

†10.12	Holdings 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K of Everi Payments filed with the SEC on March 10, 2005).

†10.13

Form of Stock Option Award for Performance Price Vesting under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.14

Form of Stock Option Award for Cliff Vesting under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.15

Form of Stock Option Award for Non-Employee Directors under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

Exhibit Number	Exhibit Description

†10.16

Form of Stock Option Award for Executives under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.17

Form of Stock Option Award for Employees under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.18	Holdings Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Holdings’ Current Report on Form 8-K filed with the SEC on May 26, 2017).

†10.19

Form of Stock Option Agreement under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.20

Form of Stock Option Award (Performance-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.21

Form of Stock Option Award (Performance-Based) (Double-Trigger Acceleration) for Executives under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.22

Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.23

Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Executives under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.24

Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Employees under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.25	Holdings 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Holdings’ Current Report on Form S-8 filed with the SEC on March 16, 2015).

†10.26	Amendment to the Holdings 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to Holdings’ Current Report on Form S-8 filed with the SEC on March 16, 2015).

†10.27	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

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

Exhibit Number	Exhibit Description

†10.30

Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.31

Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Executives under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.32

Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Employees under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

10.33

Form of Indemnification Agreement between Holdings and each of its executive officers and directors (incorporated by reference to Exhibit 10.27 to Holdings’ Registration Statement on Form S-1 (Registration No. 333-123514) filed with the SEC on March 22, 2005).

10.34	Employment Agreement with Randy L. Taylor (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on August 5, 2014).

10.35	Employment Agreement with Juliet A. Lim (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.34 of Holdings’ Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.36

First Amendment to Employment Agreement with Juliet A. Lim (effective as of January 3, 2017) (incorporated by reference to Exhibit 10.45 of Holdings’ Annual Report on Form 10-K filed with the SEC on March 14, 2017).

10.37	Employment Agreement with David Lucchese (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.2 of Holdings’ Current Report on Form 8-K filed with the SEC on August 5, 2014).

†10.38

First Amendment to Employment Agreement with David Lucchese (effective as of January 3, 2017) (incorporated by reference to Exhibit 10.47 of Holdings’ Annual Report on Form 10-K filed with the SEC on March 14, 2017).

10.39	Employment Agreement with Edward A. Peters (effective January 15, 2015) (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on January 22, 2015).

10.40

Amended and Restated Employment Agreement with Michael Rumbolz (effective May 5, 2017) (incorporated by reference to Exhibit 10.4 of Holdings’ Current Report on Form 8-K filed with the SEC on May 9, 2017).

†10.41

Notice of Grant of Stock Option with Michael Rumbolz, dated February 13, 2016 (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on February 16, 2016).

†10.42

Form of Notice of Stock Option Award and Stock Option Award Agreement for Michael Rumbolz (effective August 30, 2010) (incorporated by reference to Exhibit 10.3 of Holdings’ Current Report on Form 8-K filed with the SEC on September 2, 2010).

10.43

Transition and Resignation Agreement and General Release of All Claims with Juliet A. Lim dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of Holdings’ Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).

Exhibit Number	Exhibit Description

*10.44	Sixth Amendment to Contract Cash Solutions Agreement, dated as of December 29, 2017 between Everi Payments and Wells Fargo Bank, N.A.

*21.1	Subsidiaries of Holdings.

*23.1	Consent of BDO USA, LLP.

*24.1	Power of Attorney (included on signature page).

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

**32.1	Certification of the Chief Executive Officer of Holdings in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of the Chief Financial Officer of Holdings in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Management contracts or compensatory plans or arrangements.
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

Dated: March 16, 2018	EVERI HOLDINGS INC.

	By:	/s/ TODD A. VALLI
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

Signature	Title	Date

/s/ MICHAEL D. RUMBOLZ	President and Chief Executive Officer	March 16, 2018
Michael D. Rumbolz	(Principal Executive Officer) and Director

/s/ RANDY L. TAYLOR	Chief Financial Officer	March 16, 2018
Randy L. Taylor	(Principal Financial Officer)

/s/ TODD A. VALLI	Chief Accounting Officer	March 16, 2018
Todd A. Valli	(Principal Accounting Officer)

/s/ E. MILES KILBURN	Chairman of the Board and Director	March 16, 2018
E. Miles Kilburn

/s/ GEOFFREY P. JUDGE	Director	March 16, 2018
Geoffrey P. Judge

/s/ RONALD V. CONGEMI	Director	March 16, 2018
Ronald V. Congemi

/s/ EILEEN F. RANEY	Director	March 16, 2018
Eileen F. Raney

/s/ LINSTER W. FOX	Director	March 16, 2018
Linster W. Fox

	Director	March 16, 2018
Maureen T. Mullarkey