Form 10-Q
period 2018-03-31
Everi Holdings Inc.
filed 2018-05-09
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 1, 2018, there were 68,962,596 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except earnings (loss) per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
Games revenues
Gaming operations	$40,056	$36,531
Gaming equipment and systems	20,154	18,725
Gaming other	7	20
Games total revenues	60,217	55,276

Payments revenues
Cash access services	38,218	171,735
Equipment	4,419	2,299
Information services and other	8,147	8,227
Payments total revenues	50,784	182,261

Total revenues	111,001	237,537

Costs and expenses
Games cost of revenues(1)
Gaming operations	4,182	3,209
Gaming equipment and systems	10,741	9,235
Gaming other	—	—
Games total cost of revenues	14,923	12,444

Payments cost of revenues(1)
Cash access services	2,231	138,661
Equipment	2,514	1,419
Information services and other	1,216	719
Payments total cost of revenues	5,961	140,799

Operating expenses	32,187	28,993
Research and development	4,311	4,543
Depreciation	12,825	10,830
Amortization	16,303	17,325
Total costs and expenses	86,510	214,934

Operating income	24,491	22,603

	Three Months Ended March 31,
	2018	2017
Other expenses
Interest expense, net of interest income	20,307	25,057
Total other expenses	20,307	25,057

Income (loss) before income tax	4,184	(2,454)

Income tax (benefit) provision	(425)	1,054
Net income (loss)	4,609	(3,508)
Foreign currency translation	323	272
Comprehensive income (loss)	$4,932	$(3,236)
Earnings (loss) per share
Basic	$0.07	$(0.05)
Diluted	$0.06	$(0.05)
Weighted average common shares outstanding
Basic	68,686	66,090
Diluted	73,285	66,090

(1)	Exclusive of depreciation and amortization.

The 2018 results include the impact of adopting the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 606 Revenues from Contracts with Customers (“ASC 606”). Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” and “Note 3 — Adoption of ASC 606, Revenue from Contracts with Customers” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information.

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	At March 31,	At December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$132,645	$128,586
Settlement receivables	153,443	227,403
Trade and other receivables, net of allowances for doubtful accounts of $4,715 and $4,706 at March 31, 2018 and December 31, 2017, respectively	56,115	47,782
Inventory	24,709	23,967
Prepaid expenses and other assets	20,504	20,670
Total current assets	387,416	448,408
Non-current assets
Property, equipment and leased assets, net	118,031	113,519
Goodwill	640,571	640,589
Other intangible assets, net	315,419	324,311
Other receivables	6,564	2,638
Other assets	6,748	7,609
Total non-current assets	1,087,333	1,088,666
Total assets	$1,474,749	$1,537,074
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Settlement liabilities	$242,901	$317,744
Accounts payable and accrued expenses	138,187	134,504
Current portion of long-term debt	8,200	8,200
Total current liabilities	389,288	460,448
Non-current liabilities
Deferred tax liability	37,645	38,207
Long-term debt, less current portion	1,158,450	1,159,643
Other accrued expenses and liabilities	14,049	19,409
Total non-current liabilities	1,210,144	1,217,259
Total liabilities	1,599,432	1,677,707
Commitments and contingencies (Note 13)
Stockholders’ deficit
Common stock, $0.001 par value, 500,000 shares authorized and 93,832 and 93,120 shares issued at March 31, 2018 and December 31, 2017, respectively	94	93
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	288,718	282,070
Accumulated deficit	(237,186)	(246,202)
Accumulated other comprehensive income (loss)	71	(253)
Treasury stock, at cost, 24,888 and 24,883 shares at March 31, 2018 and December 31, 2017, respectively	(176,380)	(176,341)
Total stockholders’ deficit	(124,683)	(140,633)
Total liabilities and stockholders’ deficit	$1,474,749	$1,537,074

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$4,609	$(3,508)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	29,129	28,155
Amortization of financing costs and discounts	905	1,672
(Gain) loss on sale or disposal of assets	(13)	436
Accretion of contract rights	2,057	2,002
Provision for bad debts	2,182	2,817
Deferred income taxes	(561)	626
Reserve for obsolescence	305	408
Stock-based compensation	2,350	1,412
Changes in operating assets and liabilities:
Settlement receivables	73,571	86,400
Trade and other receivables	(9,715)	4,423
Inventory	(1,157)	(3,739)
Prepaid and other assets	1,251	(3,358)
Settlement liabilities	(74,617)	(111,498)
Accounts payable and accrued expenses	2,456	25,161
Net cash provided by operating activities	32,752	31,409
Cash flows from investing activities
Capital expenditures	(26,339)	(17,184)
Proceeds from sale of fixed assets	72	—
Placement fee agreements	(4,643)	(3,044)
Net cash used in investing activities	(30,910)	(20,228)
Cash flows from financing activities
Repayments of credit facilities	(2,050)	(2,500)
Proceeds from exercise of stock options	4,088	5
Purchase of treasury stock	(38)	(7)
Net cash provided by (used in) financing activities	2,000	(2,502)
Effect of exchange rates on cash	147	307
Cash, cash equivalents and restricted cash
Net increase for the period	3,989	8,986
Balance, beginning of the period	129,604	119,438
Balance, end of the period	$133,593	$128,424

See notes to unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2018	2017
Supplemental cash disclosures
Cash paid for interest	$15,206	$8,243
Cash paid for income tax	67	575
Cash refunded for income tax	1	200
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$4,145	$2,789
Accrued and unpaid placement fees	363	—
Transfer of leased gaming equipment to inventory	1,897	2,301

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In this filing, we refer to: (i) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements,” (ii) our Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) as our “Statements of Income (Loss),” (iii) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Unaudited Condensed Consolidated Statements of Cash Flows as our “Cash Flows.”

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

Everi is a leading supplier of technology solutions for the casino gaming industry. We provide casino operators with a diverse portfolio of products including innovative gaming machines that power the casino floor, and casino operational and management systems that include comprehensive end-to-end payments solutions, critical intelligence offerings, and gaming operations efficiency technology.

Everi Games provides a number of products and services for casinos, including (a) gaming machines comprised primarily of Class II and Class III slot machines placed under participation or fixed fee lease arrangements or sold to casino customers, including the award-winning TournEvent®; and (b) system software, licenses, ancillary equipment and maintenance to its casino customers. Everi Games also develops and manages the central determinant system for the video lottery terminals installed in the State of New York.

Everi Payments provides its casino customers cash access and related products and services including: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card transactions and check verification and warranty services; (b) equipment that provides cash access and efficiency related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, internet-based gaming and lottery activities.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Other than the adoption of ASU 2014-09 and all subsequent amendments (collectively, ASC 606) and Accounting Standards Update (“ASU”) No. 2016-18, there have been no changes to our basis of presentation and significant accounting policies since the most recent filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Overall – Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in ASC 606 and ASC 840, as appropriate. We recognize revenue upon transferring control of goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services in accordance with ASC 606. We enter into contracts with customers that may include various combinations of goods and services. Timing of the transfer of control varies based on the nature of the contract. We recognize revenue net of any sales and other taxes collected from customers, which are subsequently remitted to governmental authorities and are not included in revenues or operating expenses. We measure revenue based on the consideration specified in a contract with a customer and adjusted, as necessary, in accordance with ASC 606.

We evaluate the composition of our revenues to ensure compliance with SEC Regulation S-X Section 210.5-03, which requires us to separately present certain categories of revenues that exceed the quantitative threshold on our Statements of Income (Loss).

Significant Judgments

ASC 606 requires that we apply judgments or estimates to determine the performance obligations and the Stand-Alone Selling Price (“SSP”) of each identified performance obligation. The establishment of SSP requires judgment as to whether there is a sufficient quantity of items sold or renewed on a stand-alone basis and those prices demonstrate an appropriate level of concentration to conclude that a SSP exists. The SSP of our goods and services are generally determined based on observable prices, an adjusted market assessment approach or an expected cost plus margin approach. We only utilize a residual approach when the SSP for performance obligations with observable prices have been established and the remaining performance obligation in the contract with a customer does not have an observable price as it is uncertain or highly variable and, therefore, is not discernable.

Collectability

To assess collectability, we determine whether it is probable that we will collect substantially all of the consideration to which we are entitled in exchange for the goods and services transferred to the customer in accordance with the terms and conditions of the contract. In connection with these procedures, we evaluate the customer using internal and external information available, including, but not limited to, research and analysis of the credit history with the customer. Based on the nature of our transactions and historical trends, we determine whether our customers have the ability and intention to pay the amounts of consideration when they become due to identify potentially significant credit risk exposure.

Contract Combinations - Multiple Promised Goods and Services

Our contracts may include promises to transfer multiple goods and services to a customer. Our Games and Payments businesses may enter into multiple agreements with the same customer that meet the criteria to be combined for accounting purposes under ASC 606. When this occurs, a SSP will be determined for each performance obligation in the combined arrangement and the consideration allocated between the respective performance obligations. We use our judgment to analyze the nature of the promises made and determine whether each is distinct or should be combined with other promises in the contract based on the level of integration and interdependency between the individual deliverables.

Disaggregation of Revenues

We disaggregate revenues based on the nature and timing of the cash flows generated by such revenues as presented in “Note 18 — Segment Information.”

Outbound Freight Costs

Upon transferring control of a good to a customer, the shipping and handling costs in connection with the transaction are accounted for as fulfillment costs and included in cost of revenues.

Costs to Acquire a Contract with a Customer

We typically incur incremental costs to acquire customer contracts in the form of sales commission expenses. We evaluate those acquisition costs for groups of contracts with similar characteristics, based on the nature of the transactions. The incremental costs to acquire customer contracts identified would be amortized within one year and, as a result, we elected to utilize the practical expedient set forth in ASC 340-40, Contract Costs – Incremental Costs of Obtaining a Contract to expense these amounts as incurred.

Asset Balances

In connection with the adoption of ASC 606 utilizing the modified retrospective transition method, we recorded an immaterial cumulative adjustment with respect to certain amounts that had been previously deferred under the then existing revenue recognition guidance as of December 31, 2017 that required recognition under ASC 606 as of the effective date of adoption in accumulated deficit.

Games Revenues

Gaming Operations

Games revenues are primarily generated by our gaming operations under development, placement and participation arrangements in which we provide our customers with player terminals, player terminal-content licenses, central determinant systems for devices placed in service in licensed jurisdictions and back-office equipment, collectively referred to herein as leased gaming equipment. We evaluate the recognition of lease revenues based on criteria set forth in ASC 840. Generally, under these arrangements, we retain ownership of the leased gaming equipment installed at customer facilities and we receive revenues based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee based on the number of player terminals installed at the facility. Revenues from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day.

Gaming operations revenues generated by leased gaming equipment deployed at sites under development or placement fee agreements give rise to contract rights, which are amounts recorded to intangible assets for dedicated floor space resulting from such agreements. The gaming operations revenues generated by these arrangements are reduced by the accretion of contract rights, which represents the related amortization of the contract rights recorded in connection with those agreements.

Gaming operations revenues include revenues generated by Wide Area Progressive (“WAP”) systems, which consist of linked slot machines located in multiple casino properties that are connected to a central system. WAP-based gaming machines have a progressive jackpot we administer that increases with every wager until a player wins the top award combination. Casino operators pay us a percentage of the coin-in (the total amount wagered) for services related to the design, assembly, installation, operation, maintenance, administration and marketing of the WAP systems. The gaming operations revenues with respect to WAP-based gaming machines are presented in the Statement of Income (Loss) net of the jackpot expense, which is comprised of incremental amount funded by a portion of the coin-in from players. At such time a jackpot is won by a player, an additional jackpot expense is recorded with respect to the base seed amount required to fund the minimum level required by the respective WAP arrangement with the casino operator.

Gaming Equipment and Systems

Gaming equipment and systems revenues are derived from the sale of gaming equipment to our customers under contracts on standard credit terms, which are generally short-term in nature, and are recognized at a point in time when control of the promised goods and services transfers to the customer generally upon shipment or delivery pursuant to the terms of the contract.

Gaming Other

Gaming other revenues primarily consist of our TournEvent of Champions® national tournament and are recognized over a period of time as the customer simultaneously receives and consumes the benefits.

Payments Revenues

Cash Access Services

Cash access services revenues are comprised of cash advance, ATM and check services revenue streams. We do not control the cash advance and ATM services provided to a customer and, therefore, we are acting as an agent whose performance obligation is to arrange for the provision of these services.

Cash advance revenues are comprised of transaction fees assessed to gaming patrons in connection with credit card cash access and POS debit card cash access transactions. Such fees are based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash access or POS debit card cash access transaction amount. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis, which generally include: (i) commission expenses payable to casino operators; (ii) interchange fees payable to the network associations; and (iii) processing and related costs payable to other third party partners.

ATM revenues are comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and reverse interchange fees paid to us by the patrons’ issuing banks. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis, which generally include: (i) commission expenses payable to casino operators; (ii) interchange fees payable to the network associations; and (iii) processing and related costs payable to other third party partners.

Check services revenues are principally comprised of check warranty revenues and are generally based upon a percentage of the face amount of checks warranted. These fees are paid to us by gaming establishments.

For cash access services arrangements, we recognize revenues over a period of time using an output method depicting the transfer of control to the customer based on variable consideration, such as volume of transactions processed with variability generally resolved in the reporting period.

Equipment

Equipment revenues are derived from the sale of equipment under contracts with standard credit terms, which are generally short-term in nature, and are recognized at a point in time when control of the promised goods and services transfers to the customer generally upon shipment or delivery pursuant to the terms of the contract.

Information Services and Other

Information services and other revenues include amounts derived from the sale of: (i) software licenses, software subscriptions, professional services and certain other ancillary fees; (ii) service related fees associated with the sale, installation and maintenance of equipment directly to our customers under contracts on standard credit terms, which are generally short-term in nature, secured by the related equipment, (iii) credit worthiness related software subscription services that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated; and (iv) ancillary marketing, database and internet-based gaming related activities.

Our software represents a functional right-to-use license and the revenues are recognized at a point in time. Subscription services represent a stand-ready performance obligation and the revenues are recognized over a period time using an input method based on time elapsed. Professional and other services revenues are recognized over a period time using an input method based on time elapsed as they are provided depicting the transfer of control to the customer.

Restricted Cash

Our restricted cash, which is included in prepaid expenses and other assets, primarily consists of: (i) deposits held in connection with a sponsorship agreement; (ii) WAP-related restricted funds; and (iii) Internet related cash access activities. The current portion of restricted cash was approximately $0.8 million and $0.9 million as of March 31, 2018 and December 31, 2017, respectively. The non-current portion of restricted cash was approximately $0.1 million as of

March 31, 2018 and December 31, 2017. The current portion of restricted cash was approximately $0.5 million and $0.3 million as of March 31, 2017 and December 31, 2016, respectively. The non-current portion of restricted cash was approximately $0.1 million as of March 31, 2017 and December 31, 2016.

Fair Values of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

The carrying amount of cash and cash equivalents, settlement receivables, trade receivables, other receivables, settlement liabilities, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (in thousands).

	Level of Hierarchy	Fair Value	Outstanding Balance
March 31, 2018
Term loan	2	$820,686	$813,850
Senior unsecured notes	1	$381,859	$375,000

December 31, 2017
Term loan	2	$826,099	$815,900
Senior unsecured notes	1	$372,656	$375,000

The term loan facility was reported at fair value using a Level 2 input as there were quoted prices in markets that were not considered active as of March 31, 2018 and December 31, 2017. The senior unsecured notes were reported at fair value using a Level 1 input as there were quoted prices in markets that were considered active as of March 31, 2018 and December 31, 2017.

Reclassification of Prior Year Balances

Reclassifications were made to the prior-period Financial Statements to conform to the current period presentation, except for the adoption impact of the application of ASC 606 utilizing the modified retrospective transition method.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In March 2018, the FASB issued ASU No. 2018-05, which provides guidance on accounting for the tax effects of the 2017 Tax Act (pursuant to SEC Staff Accounting Bulletin No. 118). The new standard is effective March 13, 2018.  We have adopted this guidance in the current period. In accordance with this guidance, some of the income tax effects recorded in 2017 are provisional and they may be adjusted during 2018.

In May 2014, the FASB issued ASU No. 2014-09, which creates ASC 606 and supersedes ASC Topic 605, “Revenue Recognition.” The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. The guidance in ASU 2014-09 was further updated by ASU 2016-08 in March 2016, which provided clarification on the implementation of the principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, which provides clarification on the implementation of performance obligations and licensing in ASU 2014-09. In May 2016, the FASB issued ASU 2016-11, which amended guidance provided in two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting over various topics relating to

ASU 606. In May 2016, the FASB issued ASU 2016-12, which clarified various topics in ASC 606. In December 2016, the FASB issued ASU 2016-20, which clarified additional topics in ASC 606. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We adopted this guidance effective January 1, 2018 and have provided additional information with respect to the new revenue recognition topic elsewhere in this Note 2 disclosure and also in “Note 3 — Adoption of ASC 606, Revenue from Contracts with Customers.”

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

In October 2016, the FASB issued ASU No. 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. We adopted this guidance in the current period using a retrospective approach to each period presented. This ASU did not have a material impact on our Financial Statements.

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

In August 2016, the FASB issued ASU No. 2016-15, which provides updated guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. This guidance will be applied using a retrospective approach. If it is impracticable to apply the amendments retrospectively for some of the issues within this ASU, the amendments for those issues would be applied prospectively as of the earliest date practicable. We adopted this guidance in the current period. As of March 31, 2018, the adoption of the ASU No. 2016-15 did not have a material impact on our Financial Statements. We anticipate a material impact on our future Financial Statements in connection with the presentation of debt prepayments and extinguishment costs incurred in the prior year periods.

Recent Accounting Guidance Not Yet Adopted

In February 2018, the FASB issued ASU No. 2018-02, which provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our Financial Statements. We are currently evaluating the impact of adopting this guidance on our Financial Statements.

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

In February 2016, the FASB issued ASU No. 2016-02, which provides guidance on the accounting treatment of leases. The ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are currently assessing the impact of this ASU on our Financial Statements, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our Balance Sheets, which will result in the recording of right of use assets and lease obligations.

3.ADOPTION OF ASC 606, “REVENUE FROM CONTRACTS WITH CUSTOMERS”

Change in accounting policies

On January 1, 2018, we adopted ASC 606 using the modified retrospective method, which requires us to evaluate whether any cumulative adjustment is required to be recorded to retained earnings (or accumulated deficit) as a result of applying the provisions set forth under ASC 606 for any existing arrangements not yet completed as of the adoption date of January 1, 2018. We determined that there was an immaterial cumulative adjustment in the amount of approximately $4.4 million, which we recorded to accumulated deficit as of the adoption date as a result of applying the modified retrospective transition method. In addition, under the modified retrospective method, our prior period results were not recast to reflect the new revenue recognition standard. Except for the changes discussed with respect to revenue recognition, the impact of which is summarized in the tables below, we have consistently applied our accounting policies to all periods presented in our Financial Statements.

Games revenues

We previously reported certain costs incurred in connection with our WAP platform, consisting primarily of the WAP jackpot expenses, as cost of revenues. Under ASC 606, such costs are reflected as reductions to gaming operations revenues on a net basis.

Payments revenues

We previously reported costs and expenses related to our cash access services, which include commission expenses payable to casino operators, interchange fees payable to the network associations and processing and related costs payable to other third party partners, as a cost of revenues. Under ASC 606, such costs are reflected as reductions to cash access services revenues on a net basis.

The following table presents the impact of the application of ASC 606 utilizing the modified retrospective transition method to certain line items on our Unaudited Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31, 2018
			Without Adoption
	As reported	Adjustments	of ASC 606
Revenues
Games revenues
Gaming operations	$40,056	$462	$40,518
Games total revenues	60,217	462	60,679

Payments revenues
Cash access services	38,218	155,448	193,666
Equipment	4,419	(211)	4,208
Payments total revenues	50,784	155,237	206,021

Total revenues	111,001	155,699	266,700

Costs and expenses
Games cost of revenues(1)
Gaming operations	4,182	462	4,644
Games total cost of revenues	14,923	462	15,385

Payments cost of revenues(1)
Cash access services	2,231	154,899	157,130
Equipment	2,514	(85)	2,429
Payments total cost of revenues	5,961	154,814	160,775

Total costs and expenses	86,510	155,276	241,786

Operating income	24,491	423	24,914

Income before income tax	4,184	423	4,607

Income tax benefit	(425)	—	(425)
Net income	4,609	423	5,032

Comprehensive income	4,932	423	5,355

(1)	Exclusive of depreciation and amortization.

The adoption of ASC 606 utilizing the modified retrospective transition method did not have a material impact to our Balance Sheets and Cash Flows as of and for the three months ended March 31, 2018.

4.	BUSINESS COMBINATIONS

We account for business combinations in accordance with ASC 805, which requires that the identifiable assets acquired and liabilities assumed be recorded at their estimated fair values on the acquisition date separately from goodwill, which is the excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities. We include the results of operations of an acquired business as of the acquisition date. We had no material acquisitions for the three months ended March 31, 2018 and 2017.

5.	FUNDING AGREEMENTS

Commercial Cash Arrangements

We have commercial arrangements with third party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Income (Loss), were $1.7 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.

Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balances of ATM cash utilized by us from the third parties were $263.4 million and $289.8 million as of March 31, 2018 and December 31, 2017, respectively.

The primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, with Wells Fargo, N.A. Wells Fargo, provides us with cash in the maximum amount of $300.0 million with the ability to increase the amount by $75 million over a 5-day period for holidays, such as the period around New Year’s Day.  The agreement currently expires on June 30, 2020. We are responsible for any losses of cash in the ATMs under this agreement, and we self‑insure for this risk. We incurred no material losses related to this self‑insurance for the three months ended March 31, 2018 and 2017.

Site-Funded ATMs

We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability included within settlement liabilities in the accompanying Balance Sheets was $166.2 million and $210.8 million as of March 31, 2018 and December 31, 2017, respectively.

Everi-Funded ATMs

We enter into agreements with customers for certain of our Canadian ATMs whereby we provide the cash required to operate the ATMs. We supplied approximately $5.0 million of our cash for these ATMs at March 31, 2018.

Prefunded Cash Access Agreements

Due to certain regulatory requirements, some international gaming establishments require prefunding of cash to cover all outstanding settlement amounts in order for us to provide cash access services to their properties. We enter into agreements with these operators for which we supply our cash access services for their properties. Under these agreements, we maintain sole discretion to either continue or cease operations as well as discretion over the amounts prefunded to the properties and may request amounts to be refunded to us, with appropriate notice to the operator, at any time. The initial prefunded amounts and subsequent amounts from the settlement of transactions are deposited into a bank account that is to be used exclusively for cash access services, and we maintain the right to monitor all transaction activity in that account. The total amount of prefunded cash outstanding was approximately $6.6 million and $8.4 million at March 31, 2018 and December 31, 2017, respectively, and is included in prepaid expenses and other assets on our Balance Sheets.

6.	TRADE AND OTHER RECEIVABLES

Trade and loans receivables represent short-term credit granted to customers as well as long-term loans receivable on our games, equipment and compliance products. Trade and loans receivables generally do not require collateral. The balance of trade and loans receivables consists of outstanding balances owed to us by gaming establishments. Other receivables include income taxes receivables and other miscellaneous receivables. The balance of trade and other receivables consisted of the following (in thousands):

	At March 31,	At December 31,
	2018	2017
Trade and other receivables, net
Games trade and loans receivables	$43,603	$38,070
Payments trade and loans receivables(1)	17,411	10,780
Other receivables	1,665	1,570
Total trade and other receivables, net	62,679	50,420
Less: non-current portion of receivables
Games trade and loans receivables	(1,094)	(1,267)
Payments trade and loans receivables(1)	(5,470)	(1,371)
Total non-current portion of receivables	(6,564)	(2,638)
Total trade and other receivables, current portion	$56,115	$47,782

(1)

In connection with the adoption of ASC 606 utilizing the modified retrospective transition method, we recorded an immaterial cumulative adjustment with respect to certain amounts that had been previously deferred under the then existing revenue recognition guidance as of December 31, 2017 that required recognition under ASC 606 as of the effective date of adoption in accumulated deficit.

At least quarterly, we evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the expected losses on our receivables. The allowance for doubtful accounts for trade receivables was $4.7 million as of March 31, 2018 and December 31, 2017 and includes reserves for both Games and Payments receivables. The provision for doubtful accounts is generally included within operating expenses in the Statements of Income (Loss). We also have a provision for doubtful accounts specifically associated with our outstanding check warranty receivables, which is included within Payments cost of revenues in the Statements of Income (Loss). The outstanding balances of the check warranty and general reserves were $2.6 million and $2.1 million, respectively, as of March 31, 2018 and $2.7 million and $2.0 million, respectively, as of December 31, 2017.

7.	INVENTORY

Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight. The inventory is stated at the lower of cost or net realizable value and accounted for using the FIFO method.

Inventory consisted of the following (in thousands):

	At March 31,	At December 31,
	2018	2017
Inventory
Raw materials and component parts, net of reserves of $1,406 and $1,327 at March 31, 2018 and December 31, 2017, respectively	$16,420	$18,782
Work-in-progress	2,855	985
Finished goods	5,434	4,200
Total inventory	$24,709	$23,967

8.	PREPAID AND OTHER ASSETS

Prepaid and other assets include the balance of prepaid expenses, deposits, debt issuance costs on our Revolving Credit Facility (defined herein), restricted cash and other assets. The current portion of these assets is included in prepaid and other assets and the non-current portion is included in other assets, both of which are contained within the Balance Sheets.

The balance of the current portion of prepaid and other assets consisted of the following (in thousands):

	At March 31,	At December 31,
	2018	2017
Prepaid expenses and other assets
Deposits	$7,656	$9,003
Prepaid expenses	9,326	6,426
Other	3,522	5,241
Total prepaid expenses and other assets	$20,504	$20,670

The balance of the non-current portion of other assets consisted of the following (in thousands):

	At March 31,	At December 31,
	2018	2017
Other assets
Prepaid expenses and deposits	$5,032	$4,103
Debt issuance costs of revolving credit facility	801	849
Other	915	2,657
Total other assets	$6,748	$7,609

9.	PROPERTY, EQUIPMENT AND LEASED ASSETS

Property, equipment and leased assets consist of the following (in thousands):

		At March 31, 2018			At December 31, 2017
	Useful Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Cost	Depreciation	Value	Cost	Depreciation	Value
Property, equipment and leased assets
Rental pool - deployed	2-4	$171,097	$86,922	$84,175	$162,319	$80,895	$81,424
Rental pool - undeployed	2-4	20,987	12,527	8,460	17,366	9,374	7,992
Cash access equipment	3 - 5	26,292	19,816	6,476	25,907	18,654	7,253
Leasehold and building improvements	Lease Term	11,220	5,694	5,526	10,981	5,211	5,770
Machinery, office and other equipment	2-5	39,074	25,680	13,394	35,167	24,087	11,080
Total		$268,670	$150,639	$118,031	$251,740	$138,221	$113,519

Depreciation expense related to property, equipment and leased assets totaled approximately $12.8 million and $10.8 million for the three months ended March 31, 2018 and 2017, respectively. There was no material impairment of our property, equipment and leased assets for the three months ended March 31, 2018 and 2017.

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was $640.6 million at March 31, 2018 and December 31, 2017, respectively.

In accordance with ASC 350, we test goodwill at the reporting unit level, which are identified as operating segments or one level below, for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative Step 0 assessment based on reviewing relevant events and circumstances; or a quantitative Step 1 assessment, which determines the fair value of the reporting unit, using an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, we will use the Step 1 assessment to determine the impairment.

No impairment was identified for our goodwill for the three months ended March 31, 2018 and 2017.

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

		At March 31, 2018			At December 31, 2017
	Weighted Average
	Remaining Life		Accumulated	Net Book		Accumulated	Net Book
	(years)	Cost	Amortization	Value	Cost	Amortization	Value
Other intangible assets
Contract rights under placement fee agreements	4	$57,231	$5,968	$51,263	$57,231	$3,910	$53,321
Customer contracts	6	51,175	44,269	6,906	51,175	43,638	7,537
Customer relationships	8	231,100	68,895	162,205	231,100	63,653	167,447
Developed technology and software	2	256,960	167,320	89,640	249,064	158,919	90,145
Patents, trademarks and other	4	29,046	23,641	5,405	29,046	23,185	5,861
Total		$625,512	$310,093	$315,419	$617,616	$293,305	$324,311

Amortization expense related to other intangible assets was approximately $16.3 million and $17.3 million for the three months ended March 31, 2018 and 2017, respectively.  We capitalized $8.6 million and $6.2 million of internal software development costs for the three months ended March 31, 2018 and 2017, respectively.

We evaluate our other intangible assets for potential impairment in connection with our quarterly review process. There was no material impairment identified for any of our other intangible assets for the three months ended March 31, 2018 and 2017.

We enter into placement fee agreements to secure a long-term revenue share percentage and a fixed number of player terminal placements in a gaming facility, for which the funding under placement fee agreements is not reimbursed. In return for the fees under these agreements, each facility dedicates a percentage of its floor space, or an agreed upon unit count, for the placement of our electronic gaming machines (“EGMs”) over the term of the agreement, generally 12 to 83 months, and we receive a fixed percentage or flat fee of those machines’ hold per day. Certain of the agreements contain EGM performance standards that could allow the respective facility to reduce a portion of our guaranteed floor space.

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

We paid approximately $5.6 million in placement fees, including $1.0 million of imputed interest, to a customer for the three months ended March 31, 2018 and approximately $3.0 million in placement fees for the three months ended March 31, 2017.

11.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents our accounts payable and accrued expenses (in thousands):

	At March 31,	At December 31,
	2018	2017
Accounts payable and accrued expenses
Trade accounts payable	$72,545	$59,435
Placement fees(1)	22,691	22,328
Accrued interest	9,509	5,766
Deferred and unearned revenues	7,810	10,450
Cash access processing and related expenses	6,960	8,932
Payroll and related expenses	6,802	14,178
Accrued taxes	2,021	2,112
Other	9,849	11,303
Total accounts payable and accrued expenses	$138,187	$134,504

(1)

The total outstanding balance of the placement fee liability as of March 31, 2018 and December 31, 2017 was $33.9 million and $39.1 million, respectively. The remaining $11.2 million and $16.8 million of non-current placement fees as of March 31, 2018 and December 31, 2017, respectively, was included in other accrued expenses and liabilities in our Balance Sheets.

12.	LONG-TERM DEBT

The following table summarizes our outstanding indebtedness (in thousands):

	At March 31,	At December 31,
	2018	2017
Long-term debt
Senior secured term loan	$813,850	$815,900
Senior unsecured notes	375,000	375,000
Total debt	1,188,850	1,190,900
Less: debt issuance costs and discount	(22,200)	(23,057)
Total debt after debt issuance costs and discount	1,166,650	1,167,843
Less: current portion of long-term debt	(8,200)	(8,200)
Long-term debt, less current portion	$1,158,450	$1,159,643

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

On November 13, 2017 (the “Repricing Closing Date”), we entered into an amendment to the New Credit Agreement (the “First Amendment”) which, among other things, reduced the interest rate on the approximately $818.0 million then outstanding balance of the New Term Loan Facility, but did not change the maturity dates for the New Term Loan Facility or the New Revolving Credit Facility or the financial covenants or other debt repayments terms set forth in the New Credit Agreement. We incurred approximately $3.0 million of debt issuance costs and fees associated with the repricing of the New Term Loan Facility.

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

The New Credit Agreement governing the New Credit Facilities contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The New Credit Agreement governing the New Credit Facilities also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio. At March 31, 2018, our consolidated secured leverage ratio was 3.52 to 1.00, with a maximum allowable ratio of 5.00 to 1.00 (which maximum allowable ratio is reduced to 4.75 to 1.00 as of December 31, 2018, 4.50 to 1.00 as of December 31, 2019, 4.25 to 1.00 as of December 31, 2020, and 4.00 to 1.00 as of December 31, 2021 and each December 31 thereafter).

We were in compliance with the covenants and terms of the New Credit Facilities as of March 31, 2018.

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

For the three months ended March 31, 2018, the New Term Loan Facility had an applicable weighted average interest rate of 5.05%.

At March 31, 2018, we had $813.9 million of borrowings outstanding under the New Term Loan Facility and no borrowings outstanding under the New Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the New Revolving Credit Facility as of March 31, 2018.

Refinanced Senior Secured Notes

In connection with entering into the New Credit Agreement, on May 9, 2017, Everi Payments redeemed in full all outstanding Refinanced Secured Notes in the aggregate principal amount of $335.0 million face value (plus accrued interest) of the Refinanced Secured Notes. As a result of the redemption, we recorded non-cash charges in the amount of approximately $1.7 million, which consisted of unamortized deferred financing fees of $0.2 million and discounts of $1.5 million. These fees were included in the total $14.6 million non-cash charge referred to above.

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

In December 2017, we issued $375.0 million in aggregate principal amount of 7.50% Senior Unsecured Notes due 2025 (the “2017 Unsecured Notes”) under an indenture (the “2017 Notes Indenture”), dated December 5, 2017, among Everi Payments (as issuer), Holdings and certain of its direct and indirect domestic subsidiaries as guarantors, and Deutsche Bank Trust Company Americas, as trustee. Interest on the 2017 Unsecured Notes accrues at a rate of 7.50% per annum and is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2018.  The 2017 Unsecured Notes will mature on December 15, 2025. We incurred approximately $6.1 million of debt issuance costs and fees associated with the issuance of the 2017 Unsecured Notes.

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

In connection with the issuance of the 2017 Unsecured Notes and the redemption of the 2014 Unsecured Notes, in December 2017 we incurred a $37.2 million loss on extinguishment of debt consisting of a $26.3 million make-whole premium related to the satisfaction and redemption of the 2014 Unsecured Notes and approximately $10.9 million for the write-off of related unamortized debt issuance costs and fees.

We were in compliance with the terms of the 2017 Unsecured Notes as of March 31, 2018.

13.	COMMITMENTS AND CONTINGENCIES

There were no material changes in our commitments under contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of March 31, 2018 and December 31, 2017, we had no shares of preferred stock outstanding.

Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-

assessable. As of March 31, 2018 and December 31, 2017, we had 93,832,405 and 93,119,988 shares of common stock issued, respectively.

Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We withheld from restricted stock awards 5,001 and 2,574 shares of common stock for the three months ended March 31, 2018 and 2017, respectively, at an aggregate purchase price of $38,400 and $7,475, respectively to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.

15.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of shares of common stock outstanding used in the computation of basic and diluted loss per share is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average shares
Weighted average number of common shares outstanding - basic	68,686	66,090
Potential dilution from equity awards(1)	4,599	—
Weighted average number of common shares outstanding - diluted(1)	73,285	66,090

(1)

The potential dilution excludes the weighted average effect of equity awards to purchase 7.0 million shares of common stock at March 31, 2018 because the application of the treasury stock method, as required, makes them anti-dilutive. Company was in a net loss position for the three months ended March 31, 2017; therefore, potentially dilutive common shares were excluded as their effects would be anti-dilutive under the application of the treasury stock method. Equity awards to purchase approximately 15.7 million shares of common stock for the three months ended March 31, 2017 were excluded from the diluted net loss per share results.

16.	SHARE-BASED COMPENSATION

Equity Incentive Awards

Our 2014 Equity Incentive Plan (as amended and restated effective May 23, 2017, the “Amended and Restated 2014 Plan”) and our 2012 Equity Incentive Plan (as amended, the “2012 Plan”) are used to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of our business. The 2012 Plan was assumed in connection with our 2014 acquisition of Everi Games Holding and conformed to include similar provisions to those as set forth in the Amended and Restated 2014 Plan. Our equity incentive plans are administered by the Compensation Committee of our Board of Directors, which has the authority to select individuals who are to receive equity incentive awards and to specify the terms and conditions of grants of such awards, including, but not limited to, the vesting provisions and exercise prices.

Generally, we grant the following award types with varying vesting provisions and expiration periods: (a) time-based options, (b) market-based options and (c) restricted stock.

During the three months ended March 31, 2018, we granted restricted stock units (“RSUs”) to the independent members of our Board of Directors. Each RSU represents a contingent right to receive one share of common stock. The RSUs vest in equal installments on each of the first three anniversary dates of the grant and settle on the earliest of the following events: (i) March 7, 2028; (ii) the board member’s death; (iii) the occurrence of a Change in Control (as defined in the Amended and Restated 2014 Plan), subject to qualifying conditions; and (iv) the date that is six months following the board member’s separation from service, subject to qualifying conditions.

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock	Restricted Stock
	Granted	Awards Granted	Units Granted
Outstanding, December 31, 2017	19,131	74	—
Granted	—	—	116
Exercised options or vested shares	(712)	(17)	—
Cancelled or forfeited	(901)	—	—
Outstanding, March 31, 2018	17,518	57	116

The maximum number of shares available for future equity awards, both under the Amended and Restated 2014 Plan and the 2012 Plan, is approximately 4.9 million shares of our common stock. There are no shares available for future equity awards under the 2005 Plan.

Stock Options

Our time-based stock options granted under our equity plans generally vest at a rate of 25% per year on each of the first four anniversaries of the option grant dates. These options expire after a ten-year period. We estimate forfeiture amounts based on historical patterns.

Our market-based options granted in 2017 vest at a rate of 25% per year on each of the first four anniversaries of the grant date, provided that as of the vesting date for each vesting tranche, the closing price of our shares on the New York Stock Exchange is at least a specified price hurdle, defined as a 25% premium to the closing stock price on the grant date. If the price hurdle is not met as of the vesting date for a vesting tranche, then the vested tranche shall vest and become vested shares on the last day of a period of 30 consecutive trading days during which the closing price is at least the price hurdle. These options expire after a ten-year period.

There were no time-based or market-based option awards granted during the three months ended March 31, 2018.

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

The fair values of our market-based options were determined as of the date of grant using a lattice-based option valuation model with the following assumptions:

Three Months Ended
March 31,
2017
Risk-free interest rate	3%
Measurement period (in years)	10
Expected volatility	70%
Expected dividend yield	—%

The following table presents the options activity:

			Weighted
	Number of	Weighted Average	Average Life	Aggregate
	Options	Exercise Price	Remaining	Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Outstanding, December 31, 2017	19,131	$5.34	6.4	$45,887
Granted	—	—
Exercised	(712)	6.02		$1,272
Canceled or forfeited	(901)	5.52
Outstanding, March 31, 2018	17,518	$5.31	6.7	$32,443
Vested and expected to vest, March 31, 2018	15,987	$5.35	6.7	$29,075
Exercisable, March 31, 2018	9,147	$6.14	5.8	$11,285

There were no options and 4.0 million options granted for the three months ended March 31, 2018 and 2017, respectively. The weighted average grant date fair value per share of options granted was $1.81 for the three months ended March 31, 2017. The total intrinsic value of options exercised was $1.3 million and $6,132 for the three months ended March 31, 2018 and 2017, respectively.

There was $6.4 million in unrecognized compensation expense related to options expected to vest as of March 31, 2018. This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.1 years. We recorded $2.1 million in non-cash compensation expense related to options granted that were expected to vest as of March 31, 2018, including $0.5 million related to options accelerated for a former executive. We received $4.2 million in cash from the exercise of options for the three months ended March 31, 2018.

There was $15.3 million in unrecognized compensation expense related to options expected to vest as of March 31, 2017. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.5 years. We recorded $1.3 million in non-cash compensation expense related to options granted that were expected to vest as of March 31, 2017. We received $8,554 in cash from the exercise of options for the three months ended March 31, 2017.

Restricted Stock Awards

The following is a summary of non-vested share awards for our time-based restricted stock:

		Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
	(in thousands)	(per share)
Outstanding, December 31, 2017	74	$7.00
Granted	—	—
Vested	(17)	6.98
Forfeited	—	—
Outstanding, March 31, 2018	57	$7.01

There were no shares of restricted stock granted for the three months ended March 31, 2018 and 2017. The total fair value of restricted stock vested was $118,747 and $45,050 for the three months ended March 31, 2018 and 2017, respectively.

There was $0.3 million in unrecognized compensation expense related to shares of time based restricted stock expected to vest as of March 31, 2018. This cost is expected to be recognized on a straight-line basis over a weighted average period of 0.8 years. There were 17,001 shares of restricted stock that vested and we recorded $0.2 million in non-cash compensation expense related to the restricted stock granted that was expected to vest during the three months ended March 31, 2018.

There was $0.8 million in unrecognized compensation expense related to shares of time-based restricted shares expected to vest as of March 31, 2017. This cost was expected to be recognized on a straight-line basis over a weighted average period of 1.6 years. There were 9,405 shares of time-based restricted shares vested, and we recorded $0.1 million in non-cash compensation expense related to the restricted stock granted that was expected to vest during the three months ended March 31, 2017.

Restricted Stock Units

The following is a summary of non-vested RSU awards:

Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
	(in thousands)	(per share)
Outstanding, December 31, 2017	—	$—
Granted	116	7.80
Vested	—	—
Forfeited	—	—
Outstanding, March 31, 2018	116	$7.80

There were 116,326 shares of RSU awards granted for the three months ended March 31, 2018.  There were no shares granted for the three months ended March 31, 2017. No RSU awards vested during the three months ended March 31, 2018 and 2017.

There was $0.7 million in unrecognized compensation expense related to shares of time-based RSU awards expected to vest as of March 31, 2018.  This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.9 years. We recorded $17,359 of non-cash compensation expense related to RSU awards for the three months ended March 31, 2018.

17.INCOME TAXES

The income tax benefit reflected an effective income tax rate of negative 10.2% for the three months ended March 31, 2018, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets and the benefit from a research credit. The decrease in our valuation allowance of approximately $1.3 million is primarily due to the current quarter income and the interest deduction limitation (deferred tax asset) which can be offset against our indefinite lived deferred tax liabilities. The income tax provision reflected an effective income tax rate of negative 43.0% for the three months ended March 31, 2017, which was less than the statutory federal rate of 35.0%, primarily due to an increase in our valuation allowance for deferred tax assets, partially offset by the lower foreign tax rate applicable to our foreign source income, state taxes and the benefit from a research credit.

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of March 31, 2018, we recorded $0.9 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. We have not accrued any penalties and interest for our unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate any other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Income (Loss) and Comprehensive Income (Loss).

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”). SAB 118 was added to the FASB codification in March 2018 with the issuance of ASU 2018-05. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740 Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. Provisional treatment is also necessary if the company is waiting for final financial information from domestic and foreign equity investments. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

In accordance with the SAB 118 guidance, some of the income tax effects recorded in 2017 are provisional, including the one-time transition tax, the effect on our valuation allowance including the stricter limits on interest deductions, and the remeasurement of our deferred tax assets and liabilities. In addition, we are still evaluating the Global Intangible Low-Taxed Income provisions of the 2017 Tax Act and its impact, if any, on our Financial Statements. The accounting for these income tax effects may be adjusted during 2018 as a result of continuing analysis of the 2017 Tax Act; additional implementation guidance from the IRS, state tax authorities, the SEC, the FASB, or the Joint Committee on Taxation; and new information from domestic or foreign equity affiliates.  As of March 31, 2018, we have not finalized our analysis of these provisional amounts.

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

Our chief operating decision-making group has determined the following to be the operating segments for which we conduct business: (a) Games and (b) Payments. We have reported our financial performance based on our segments in both the current and prior periods. Each of these segments is monitored by our management for performance against our internal forecast and is consistent with our internal management reporting.

•

The Games segment provides solutions directly to gaming establishments to offer their patrons gaming entertainment-related experiences including: leased gaming equipment; sales and maintenance related services of gaming equipment; gaming systems; and ancillary products and services.

•

The Payments segment provides solutions directly to gaming establishments to offer their patrons cash access-related services and products, including: access to cash at gaming facilities via ATM cash withdrawals, credit card cash access transactions and POS debit card cash access transactions; check-related services; equipment and maintenance services; compliance, audit and data software; casino credit data and reporting services and other ancillary offerings.

Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we record depreciation and amortization expenses to the business segments.

Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. Since we adopted ASC 606 utilizing the modified retrospective method, the prior year comparative amounts shown in the tables below have not been restated.

The following tables present segment information (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Games
Revenues
Gaming operations	$40,056	$36,531
Gaming equipment and systems	20,154	18,725
Gaming other	7	20
Total revenues	60,217	55,276

Costs and expenses
Cost of revenues(1)
Gaming operations	4,182	3,209
Gaming equipment and systems	10,741	9,235
Gaming other	—	—
Games total cost of revenues	14,923	12,444

Operating expenses	12,007	10,608
Research and development	4,311	4,543
Depreciation	11,139	9,031
Amortization	13,484	13,858
Total costs and expenses	55,864	50,484
Operating income	$4,353	$4,792

(1)	Exclusive of depreciation and amortization.

	For the Three Months Ended March 31,
	2018	2017
Payments
Revenues
Cash access services	$38,218	$171,735
Equipment	4,419	2,299
Information services and other	8,147	8,227
Total revenues	50,784	182,261

Costs and expenses
Cost of revenues(1)
Cash access services	2,231	138,661
Equipment	2,514	1,419
Information services and other	1,216	719
Cost of revenues	5,961	140,799

Operating expenses	20,180	18,385
Depreciation	1,686	1,799
Amortization	2,819	3,467
Total costs and expenses	30,646	164,450
Operating income	$20,138	$17,811

(1)	Exclusive of depreciation and amortization.

	For the Three Months Ended March 31,
	2018	2017
Total Games and Payments
Revenues	$111,001	$237,537

Costs and expenses
Cost of revenues(1)	20,884	153,243
Operating expenses	32,187	28,993
Research and development	4,311	4,543
Depreciation	12,825	10,830
Amortization	16,303	17,325
Total costs and expenses	86,510	214,934

Operating income	$24,491	$22,603

(1)	Exclusive of depreciation and amortization.

	At March 31,	At December 31,
	2018	2017
Total assets
Games	$928,676	$925,186
Payments	546,073	611,888
Total assets	$1,474,749	$1,537,074

Major Customers. For the three months ended March 31, 2018 and 2017, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 21% and 27% for the three months ended March 31, 2018 and 2017, respectively.

19.	SUBSEQUENT EVENTS

As of the filing date, we had not identified, and were not aware of, any subsequent event for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this filing, we refer to: (i) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements,” (ii) our Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) as our “Statements of Income (Loss),” (iii) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our unaudited condensed consolidated results of operations as our “Results of Operations.”

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

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and the information included in our other press releases, reports and other filings with the Securities and Exchange Commission (the “SEC”). Understanding the information contained in these filings is important in order to fully understand our reported financial results and our business outlook for future periods.

Overview

Everi is a leading supplier of technology solutions for the casino gaming industry. We provide casino operators with a diverse portfolio of products including innovative gaming machines that power the casino floor, and casino operational and management systems that include comprehensive end-to-end payments solutions, critical intelligence offerings, and gaming operations efficiency technology. Everi’s mission is to be a transformative force for casino operations by facilitating memorable player experiences, delivering reliable protection and security, and striving for customer satisfaction and operational excellence.

Everi Games provides a number of products and services for casinos, including (a) gaming machines comprised primarily of Class II and Class III slot machines placed under participation or fixed fee lease arrangements or sold to casino customers, including the award-winning TournEvent®; and (b) system software, licenses, ancillary equipment and maintenance to its casino customers. Everi Games also develops and manages the central determinant system for the video lottery terminals installed in the State of New York.

Everi Payments provides its casino customers cash access and related products and services including: (a) access to cash at gaming facilities via automated teller machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card cash access transaction and check verification and warranty services; (b) equipment that provides cash access and efficiency related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, internet-based gaming and lottery activities.

Trends and Developments Impacting our Business

Except as discussed herein, the key trends, developments and challenges facing us are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the three months ended March 31, 2018, there have been no significant changes in these trends.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, which is incorporated herein by reference.

Impact of ASC 606 on the Comparability of Our Results of Operations

For a detailed discussion of the impact of adopting Accounting Standards Codification Topic 606 Revenues from Contracts with Customers (“ASC 606”), refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” and “Note 3 — Adoption of ASC 606, Revenue from Contracts with Customers” in Item 1: Financial Statements, which assesses the impact on our Financial Statements of ASC 606, which applies to us as of January 1, 2018. We determined that the impact of the application of ASC 606 utilizing the modified retrospective transition method had a significant impact on the presentation of our financial information in connection with the net basis of reporting, as compared to a gross presentation, of certain revenues and costs of revenues related to our cash access activities of our Payments segment (with additional immaterial changes to certain revenues and cost of revenues related to our gaming operations activities of our Games segment). This net presentation will not have an effect on operating income (loss), net income (loss), cash flows and does not have a material impact on the timing of revenues recognized and costs incurred under generally accepted accounting principles in the United States (“GAAP”).

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

Our chief operating decision-making group has determined the following to be the operating segments for which we conduct business: (a) Games and (b) Payments. We have reported our financial performance based on our segments in both the current and prior periods. Each of these segments is monitored by our management for performance against our internal forecast and is consistent with our internal management reporting.

•

The Games segment provides solutions directly to gaming establishments to offer their patrons gaming entertainment related experiences including: leased gaming equipment; sales and maintenance related services of gaming equipment; gaming systems; and ancillary products and services.

•

The Payments segment provides solutions directly to gaming establishments to offer their patrons cash access related services and products including: access to cash at gaming facilities via ATM cash withdrawals, credit card cash access transactions and POS debit card cash access transactions; check-related services; equipment and maintenance services; compliance, audit and data software; casino credit data and reporting services and other ancillary offerings.

Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we record depreciation and amortization expenses to the business segments.

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

The following table presents our Results of Operations as reported for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as reported and as adjusted for the retrospective impact of ASC 606 to reflect the prior period results on a net basis of presentation (amounts in thousands)*:

	Three Months Ended							2018 As Reported vs
	March 31, 2018		March 31, 2017					2017 As Adjusted
	$	%	$	%	$	$	%	$	%
	As Reported		As Reported		Adjustments	As Adjusted
Revenues
Games revenues
Gaming operations	$40,056	36%	$36,531	15%	$(16)	$36,515	36%	$3,541	10%
Gaming equipment and systems	20,154	18%	18,725	8%	—	18,725	19%	1,429	8%
Gaming other	7	—%	20	—%	—	20	—%	(13)	(65)%
Games total revenues	60,217	54%	55,276	23%	(16)	55,260	55%	4,957	9%

Payments revenues
Cash access services	38,218	34%	171,735	73%	(136,504)	35,231	35%	2,987	8%
Equipment	4,419	5%	2,299	1%	—	2,299	2%	2,120	92%
Information services and other	8,147	7%	8,227	3%	—	8,227	8%	(80)	(1)%
Payments total revenues	50,784	46%	182,261	77%	(136,504)	45,757	45%	5,027	11%

Total revenues	111,001	100%	237,537	100%	(136,520)	101,017	100%	9,984	10%

Costs and expenses
Games cost of revenues(1)
Gaming operations	4,182	4%	3,209	1%	(16)	3,193	3%	989	31%
Gaming equipment and systems	10,741	9%	9,235	4%	—	9,235	9%	1,506	16%
Gaming other	—	—%	—	—%	—	—	—%	—	—%
Games total cost of revenues	14,923	13%	12,444	5%	(16)	12,428	12%	2,495	20%

Payments cost of revenues(1)
Cash access services	2,231	2%	138,661	58%	(136,504)	2,157	2%	74	3%
Equipment	2,514	2%	1,419	1%	—	1,419	1%	1,095	77%
Information services and other	1,216	1%	719	—%	—	719	1%	497	69%
Payments total cost of revenues	5,961	5%	140,799	59%	(136,504)	4,295	4%	1,666	39%

	Three Months Ended							2018 As Reported vs
	March 31, 2018		March 31, 2017					2017 As Adjusted
	$	%	$	%	$	$	%	$	%
	As Reported		As Reported		Adjustments	As Adjusted
Operating expenses	32,187	29%	28,993	12%	—	28,993	29%	3,194	11%
Research and development	4,311	4%	4,543	2%	—	4,543	4%	(232)	(5)%
Depreciation	12,825	12%	10,830	5%	—	10,830	11%	1,995	18%
Amortization	16,303	15%	17,325	7%	—	17,325	17%	(1,022)	(6)%
Total costs and expenses	86,510	78%	214,934	90%	(136,520)	78,414	77%	8,096	10%
Operating income	24,491	22%	22,603	10%	—	22,603	23%	1,888	8%

Other expenses
Interest expense, net of interest income	20,307	18%	25,057	11%	—	25,057	25%	(4,750)	(19)%
Total other expenses	20,307	18%	25,057	11%	—	25,057	25%	(4,750)	(19)%

Income (loss) before income tax	4,184	4%	(2,454)	(1)%	—	(2,454)	(2)%	6,638	270%

Income tax (benefit) provision	(425)	—%	1,054	—%	—	1,054	1%	(1,479)	(140)%
Net income (loss)	$4,609	4%	$(3,508)	(1)%	$—	$(3,508)	(3)%	$8,117	231%

*	Rounding may cause variances.
(1)	Exclusive of depreciation and amortization.

Revenues

Total revenues increased by $10.0 million, or 10%, to $111.0 million for the three months ended March 31, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to higher Games and Payments revenues.

Games revenues increased by $5.0 million, or 9%, to $60.2 million for the three months ended March 31, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to an increase in both unit sales and average selling prices and an increase in average daily win per unit on a higher installed base of leased games.

Payments revenues increased by $5.0 million, or 11%, to $50.8 million for the three months ended March 31, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to higher dollar and transaction volumes from cash access services and increased equipment sales.

Costs and Expenses

Games cost of revenues increased by $2.5 million, or 20%, to $14.9 million for the three months ended March 31, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to the costs associated with the additional unit sales, an increase in the overall cost of the units and variable cost increases related to the higher gaming operations revenue.

Payments cost of revenues increased by $1.7 million, or 39%, to $6.0 million for the three months ended March 31, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to the costs associated with the increase in equipment sales.

Operating expenses increased by $3.2 million, or 11%, to $32.2 million for the three months ended March 31, 2018, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses and non-cash stock compensation expenses for both our Games and Payments segments.

Depreciation increased by $2.0 million or 18%, to $12.8 million for the three months ended March 31, 2018 as compared to the same period in the prior year. This was primarily due to an increase in leased machines related to the Games segment.

Amortization decreased by $1.0 million, or 6%, to $16.3 million for the three months ended March 31, 2018, as compared to the same period in the prior year. This was primarily due to assets being fully amortized related to both our Games and Payments segments.

Primarily as a result of the factors described above, operating income increased by $1.9 million, or 8%, to $24.5 million for the three months ended March 31, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. The operating margin was 22% for the three months ended March 31, 2018, which was unchanged compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606.

Interest expense, net of interest income decreased by $4.8 million, or 19%, to $20.3 million for the three months ended March 31, 2018, as compared to the same period of the prior year. This was primarily due to lower interest expense as a result of our debt refinancings and an additional repricing of our New Term Loan Facilities completed in 2017, partially offset by an increase in our outstanding debt due to additional borrowings to pay for costs associated with our debt refinancings.

Income tax benefit was $0.4 million for the three months ended March 31, 2018, as compared to an income tax provision of $1.1 million for the same period in the prior year. The income tax benefit reflected an effective income tax rate of negative 10.2% for the three months ended March 31, 2018 that was less than the statutory federal rate of 21.0%, which reflects the enactment of the Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”). This was primarily due to a decrease in our valuation allowance for deferred tax assets and the benefit from a research credit. The decrease in our valuation allowance is primarily due to the current quarter income and the interest deduction limitation (deferred tax asset), which may be offset against our indefinite lived deferred tax liabilities. The income tax provision reflected an effective income tax rate of negative 43.0% for the same period in the prior year, which was higher than the statutory federal rate of 35.0%, primarily due to an increase in our valuation allowance for deferred tax assets, partially offset by the lower foreign tax rate applicable to our foreign source income, state taxes and the benefit from a research credit.

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

For the three months ended March 31, 2018, other than the adoption of Accounting Standards Update (“ASU”) 2014-09 and all subsequent amendments (collectively, ASC 606) and ASU 2016-18, there were no changes to the critical accounting policies and estimates discussed in our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Overall – Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in ASC 606 and ASC 840, as appropriate. We recognize revenue upon transferring control of goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services in accordance with ASC 606. We enter into contracts with customers that may include various combinations of goods and services. Timing of the transfer of control varies based on the nature of the contract. We recognize revenue net of any sales and other taxes collected from customers, which are subsequently remitted to governmental authorities and are not included in revenues or operating expenses. We measure revenue based on the consideration specified in a contract with a customer and adjusted, as necessary, in accordance with ASC 606.

We evaluate the composition of our revenues to ensure compliance with SEC Regulation S-X Section 210.5-03, which requires us to separately present certain categories of revenues that exceed the quantitative threshold on our Statements of Income (Loss).

Significant Judgments

ASC 606 requires that we apply judgments or estimates to determine the performance obligations and the Stand-Alone Selling Price (“SSP”) of each identified performance obligation. The establishment of SSP requires judgment as to whether there is a sufficient quantity of items sold or renewed on a stand-alone basis and those prices demonstrate an appropriate level of concentration to conclude that a SSP exists. The SSP of our goods and services are generally determined based on observable prices, an adjusted market assessment approach or an expected cost plus margin approach. We only utilize a residual approach when the SSP for performance obligations with observable prices have been established and the remaining performance obligation in the contract with a customer does not have an observable price as it is uncertain or highly variable and, therefore, is not discernable.

Collectability

To assess collectability, we determine whether it is probable that we will collect substantially all of the consideration to which we are entitled in exchange for the goods and services transferred to the customer in accordance with the terms and conditions of the contract. In connection with these procedures, we evaluate the customer using internal and external information available, including, but not limited to, research and analysis of the credit history with the customer. Based on the nature of our transactions and historical trends, we determine whether our customers have the ability and intention to pay the amounts of consideration when they become due to identify potentially significant credit risk exposure.

Contract Combinations - Multiple Promised Goods and Services

Our contracts may include promises to transfer multiple goods and services to a customer. Our Games and Payments businesses may enter into multiple agreements with the same customer that meet the criteria to be combined for accounting purposes under ASC 606. When this occurs, a SSP will be determined for each performance obligation in the combined arrangement and the consideration allocated between the respective performance obligations. We use our judgment to analyze the nature of the promises made and determine whether each is distinct or should be combined with other promises in the contract based on the level of integration and interdependency between the individual deliverables.

Disaggregation of Revenues

We disaggregate revenues based on the nature and timing of the cash flows generated by such revenues as presented in “Note 18 — Segment Information.”

Outbound Freight Costs

Upon transferring control of a good to a customer, the shipping and handling costs in connection with the transaction are accounted for as fulfillment costs and included in cost of revenues.

Costs to Acquire a Contract with a Customer

We typically incur incremental costs to acquire customer contracts in the form of sales commission expenses. We evaluate those acquisition costs for groups of contracts with similar characteristics, based on the nature of the transactions. The incremental costs to acquire customer contracts identified would be amortized within one year and, as a result, we elected to utilize the practical expedient set forth in ASC 340-40, Contract Costs – Incremental Costs of Obtaining a Contract to expense these amounts as incurred.

Asset Balances

In connection with the adoption of ASC 606 utilizing the modified retrospective transition method, we recorded an immaterial cumulative adjustment with respect to certain amounts that had been previously deferred under the then existing revenue recognition guidance as of December 31, 2017 that required recognition under ASC 606 as of the effective date of adoption in accumulated deficit.

Games Revenues

Gaming Operations

Games revenues are primarily generated by our gaming operations under development, placement and participation arrangements in which we provide our customers with player terminals, player terminal-content licenses, central determinant systems for devices placed in service in licensed jurisdictions and back-office equipment, collectively referred to herein as leased gaming equipment. We evaluate the recognition of lease revenues based on criteria set forth in ASC 840. Generally, under these arrangements, we retain ownership of the leased gaming equipment installed at customer facilities and we receive revenues based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee based on the number of player terminals installed at the facility. Revenues from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day.

Gaming operations revenues generated by leased gaming equipment deployed at sites under development or placement fee agreements give rise to contract rights, which are amounts recorded to intangible assets for dedicated floor space resulting from such agreements. The gaming operations revenues generated by these arrangements are reduced by the accretion of contract rights, which represents the related amortization of the contract rights recorded in connection with those agreements.

Gaming operations revenues include revenues generated by Wide Area Progressive (“WAP”) systems, which consist of linked slot machines located in multiple casino properties that are connected to a central system. WAP-based gaming machines have a progressive jackpot we administer that increases with every wager until a player wins the top award combination. Casino operators pay us a percentage of the coin-in (the total amount wagered) for services related to the design, assembly, installation, operation, maintenance, administration and marketing of the WAP systems. The gaming operations revenues with respect to WAP-based gaming machines are presented in the Statement of Income (Loss) net of the jackpot expense, which is comprised of incremental amount funded by a portion of the coin-in from players. At such time a jackpot is won by a player, an additional jackpot expense is recorded with respect to the base seed amount required to fund the minimum level required by the respective WAP arrangement with the casino operator.

Gaming Equipment and Systems

Gaming equipment and systems revenues are derived from the sale of gaming equipment to our customers under contracts on standard credit terms, which are generally short-term in nature, and are recognized at a point in time when control of the promised goods and services transfers to the customer generally upon shipment or delivery pursuant to the terms of the contract.

Gaming Other

Gaming other revenues primarily consist of our TournEvent of Champions® national tournament and are recognized over a period of time as the customer simultaneously receives and consumes the benefits.

Payments Revenues

Cash Access Services

Cash access services revenues are comprised of cash advance, ATM and check services revenue streams. We do not control the cash advance and ATM services provided to a customer and, therefore, we are acting as an agent whose performance obligation is to arrange for the provision of these services.

Cash advance revenues are comprised of transaction fees assessed to gaming patrons in connection with credit card cash access and POS debit card cash access transactions. Such fees are based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash access or POS debit card cash access transaction amount. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis, which generally include: (i) commission expenses payable to casino operators; (ii) interchange fees payable to the network associations; and (iii) processing and related costs payable to other third party partners.

ATM revenues are comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and reverse interchange fees paid to us by the patrons’ issuing banks. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis, which generally include: (i) commission expenses payable to casino operators; (ii) interchange fees payable to the network associations; and (iii) processing and related costs payable to other third party partners.

Check services revenues are principally comprised of check warranty revenues and are generally based upon a percentage of the face amount of checks warranted. These fees are paid to us by gaming establishments.

For cash access services arrangements, we recognize revenues over a period of time using an output method depicting the transfer of control to the customer based on variable consideration, such as volume of transactions processed with variability generally resolved in the reporting period.

Equipment

Equipment revenues are derived from the sale of equipment under contracts with standard credit terms, which are generally short-term in nature, and are recognized at a point in time when control of the promised goods and services transfers to the customer generally upon shipment or delivery pursuant to the terms of the contract.

Information Services and Other

Information services and other revenues include amounts derived from the sale of: (i) software licenses, software subscriptions, professional services and certain other ancillary fees; (ii) service related fees associated with the sale, installation and maintenance of equipment directly to our customers under contracts on standard credit terms, which are generally short-term in nature, secured by the related equipment, (iii) credit worthiness related software subscription services that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated; and (iv) ancillary marketing, database and internet-based gaming related activities.

Our software represents a functional right-to-use license and the revenues are recognized at a point in time. Subscription services represent a stand-ready performance obligation and the revenues are recognized over a period time using an input method based on time elapsed. Professional and other services revenues are recognized over a period time using an input method based on time elapsed as they are provided depicting the transfer of control to the customer.

Income taxes

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 was added to the Financial Accounting Standards Board (the “FASB”) codification in March 2018 with the issuance of ASU No. 2018-05. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740 Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. Provisional treatment is also necessary if the company is waiting for final financial information from domestic and foreign equity investments. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

In accordance with the SAB 118 guidance, some of the income tax effects recorded in 2017 are provisional, including the one-time transition tax, the effect on our valuation allowance including the stricter limits on interest deductions, and the remeasurement of our deferred tax assets and liabilities. In addition, we are still evaluating the Global Intangible Low-Taxed Income provisions of the 2017 Tax Act and its impact, if any, on our Financial Statements. The accounting for these income tax effects may be adjusted during 2018 as a result of continuing analysis of the 2017 Tax Act; additional implementation guidance from the IRS, state tax authorities, the SEC, the FASB, or the Joint Committee on Taxation; and new information from domestic or foreign equity affiliates. As of March 31, 2018, we have not finalized our analysis of these provisional amounts.

Restricted Cash

Our restricted cash, which is included in prepaid expenses and other assets, primarily consists of: (i) deposits held in connection with a sponsorship agreement; (ii) WAP-related restricted funds; and (iii) Internet related cash access activities. The current portion of restricted cash was approximately $0.8 million and $0.9 million as of March 31, 2018 and December 31, 2017, respectively. The non-current portion of restricted cash was approximately $0.1 million as of March 31, 2018 and December 31, 2017. The current portion of restricted cash was approximately $0.5 million and $0.3 million as of March 31, 2017 and December 31, 2016, respectively. The non-current portion of restricted cash was approximately $0.1 million as of March 31, 2017 and December 31, 2016.

Recent Accounting Guidance

For a description of our recently adopted accounting guidance, see “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies — Recent Accounting Guidance” of our Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents selected balance sheet information and an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At March 31,	At December 31
	2018	2017
Balance sheet data
Total assets	$1,474,749	$1,537,074
Total borrowings	1,166,650	1,167,843
Total stockholders’ deficit	(124,683)	(140,633)
Cash available
Cash and cash equivalents	$132,645	$128,586
Settlement receivables	153,443	227,403
Settlement liabilities	(242,901)	(317,744)
Net cash position(1)	43,187	38,245
Undrawn revolving credit facility	35,000	35,000
Net cash available(1)	$78,187	$73,245

(1)

Non-GAAP measure. In order to enhance investor understanding of our cash balance, we are providing in this Quarterly Report on Form 10-Q net cash position and net cash available, which are not measures of our financial performance or position under GAAP. Accordingly, these measures should not be considered in isolation or as a substitute for, and should be read in conjunction with, our cash and cash equivalents prepared in accordance with GAAP. We define (i) net cash position as cash and cash equivalents plus settlement receivables less settlement liabilities and (ii) net cash available as net cash position plus undrawn amounts available under our Revolving Credit Facility (defined herein). We present net cash position because our cash position, as measured by cash and cash equivalents, depends upon changes in settlement receivables and the timing of payments related to settlement liabilities. As such, our cash and cash equivalents can change substantially based upon the timing of our receipt of payments for settlement receivables and payments we make to customers for our settlement liabilities. We present net cash available as management monitors this amount in connection with the forecasting of cash flows and future cash requirements.

Cash Resources

Our cash balance, cash flows and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at March 31, 2018 included cash in non-U.S. jurisdictions of approximately $21.3 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and as a result of the 2017 Tax Act, enacted on December 22, 2017, we will not be subject to additional taxation if we decide to repatriate foreign funds to the U.S., except for potential withholding tax.

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

We provide cash settlement services to our customers related to our cash access products. These services involve the movement of funds between the various parties associated with cash access transactions. These activities result in a balance due to us at the end of each business day for the face amount provided to patrons plus the service fee charged to those patrons that we recoup over the next few business days and classify as settlement receivables. These activities also result in a balance due to our customers at the end of each business day for the face amount provided to patrons that we remit over the next few business days and classify as settlement liabilities. As of March 31, 2018, we had $153.4 million in settlement receivables, for which we generally receive payment within one week. As of March 31, 2018, we had

$242.9 million in settlement liabilities due to our customers for these settlement services that are generally paid within the next month. As the timing of cash received from settlement receivables and payment of settlement liabilities may differ, the total amount of cash held by us will fluctuate throughout the year.

Sources and Uses of Cash

The following table presents a summary of our cash flow activity (in thousands):

	Three Months Ended March 31,		2018 vs 2017
	2018	2017	Change
Cash flow activities
Operating activities	$32,752	$31,409	$1,343
Investing activities	(30,910)	(20,228)	(10,682)
Financing activities	2,000	(2,502)	4,502
Effect of exchange rates on cash	147	307	(160)
Cash, cash equivalents and restricted cash
Net decrease for the period	3,989	8,986	(4,997)
Balance, beginning of the period	129,604	119,438	10,166
Balance, end of the period	$133,593	$128,424	$5,169

Cash flows provided by operating activities increased by $1.3 million for the three months ended March 31, 2018, as compared to the same period in the prior year. This was primarily attributable to the impact of the change in net income from net loss, which was largely offset by changes in net working capital.

Cash flows used in investing activities increased by $10.7 million for the three months ended March 31, 2018, as compared to the same period in the prior year. This was primarily attributable to additional capital expenditures in our Games segment.

Cash flows provided by financing activities increased by $4.5 million for the three months ended March 31, 2018, as compared to the same period in the prior year. This was primarily attributable to additional proceeds from exercise of stock options.

Long-Term Debt

The following table summarizes our outstanding indebtedness (in thousands):

	At March 31,	At December 31
	2018	2017
Long-term debt
Senior secured term loan	$813,850	$815,900
Senior unsecured notes	375,000	375,000
Total debt	1,188,850	1,190,900
Less: debt issuance costs and discount	(22,200)	(23,057)
Total debt after debt issuance costs and discount	1,166,650	1,167,843
Less: current portion of long-term debt	(8,200)	(8,200)
Long-term debt, less current portion	$1,158,450	$1,159,643

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

The New Credit Agreement governing the New Credit Facilities contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The New Credit Agreement governing the New Credit Facilities also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio. At March 31, 2018, our consolidated secured leverage ratio was 3.52 to 1.00, with a maximum allowable ratio of 5.00 to 1.00 (which maximum allowable ratio is reduced to 4.75 to 1.00 as of December 31, 2018, 4.50 to 1.00 as of December 31, 2019, 4.25 to 1.00 as of December 31, 2020, and 4.00 to 1.00 as of December 31, 2021 and each December 31 thereafter).

We were in compliance with the terms of the New Credit Facilities as of March 31, 2018.

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

For the three months ended March 31, 2018, the New Term Loan Facility had an applicable weighted average interest rate of 5.05%.

At March 31, 2018, we had $813.9 million of borrowings outstanding under the New Term Loan Facility and no borrowings outstanding under the New Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the New Revolving Credit Facility as of March 31, 2018.

Refinanced Senior Secured Notes

In connection with entering into the New Credit Agreement, on May 9, 2017, Everi Payments redeemed in full all outstanding Refinanced Secured Notes in the aggregate principal amount of $335.0 million face value (plus accrued interest) of the Refinanced Secured Notes. As a result of the redemption, we recorded non-cash charges in the amount of approximately $1.7 million, which consisted of unamortized deferred financing fees of $0.2 million and discounts of $1.5 million. These fees were included in the total $14.6 million non-cash charge referred to above.

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

In December 2017, we issued $375.0 million in aggregate principal amount of 7.50% Senior Unsecured Notes due 2025 (the “2017 Unsecured Notes”) under an indenture (the “2017 Notes Indenture”), dated December 5, 2017, among Everi Payments (as issuer), Holdings and certain of its direct and indirect domestic subsidiaries as guarantors, and Deutsche Bank Trust Company Americas, as trustee. Interest on the 2017 Unsecured Notes accrues at a rate of 7.50% per annum and is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2018.  The 2017 Unsecured Notes will mature on December 15, 2025. We incurred approximately $6.1 million of debt issuance costs and fees associated with the issuance of the 2017 Unsecured Notes.

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

In connection with the issuance of the 2017 Unsecured Notes and the redemption of the 2014 Unsecured Notes, in December 2017 we incurred a $37.2 million loss on extinguishment of debt consisting of a $26.3 million make-whole premium related to the satisfaction and redemption of the 2014 Unsecured Notes and approximately $10.9 million for the write-off of related unamortized debt issuance costs and fees.

We were in compliance with the terms of the 2017 Unsecured Notes as of March 31, 2018.

Contractual Obligations

There were no material changes in our commitments under contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

We are subject to claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

Off-Balance Sheet Arrangements

We have commercial arrangements with third party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Income (Loss), were $1.7 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.

Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on the Balance Sheets. The outstanding balances of ATM cash utilized by us were $263.4 million and $289.8 million as of March 31, 2018 and December 31, 2017, respectively.

The primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, with Wells Fargo, N.A. (“Wells Fargo”), provides us with cash in the maximum amount of $300.0 million with the ability to increase the amount by $75 million over a 5-day period for special occasions, such as the period around New Year’s Day. The agreement currently expires on June 30, 2020. We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three months ended March 31, 2018 and 2017.

Effects of Inflation

Our monetary assets, consisting primarily of cash, receivables, inventory and our non-monetary assets, consisting primarily of the deferred tax asset, goodwill and other intangible assets, are not significantly affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our operating expenses, such as those for salaries and benefits, armored carrier expenses, telecommunications expenses and equipment repair and maintenance services, which may not be readily recoverable in the financial terms under which we provide our Games and Payments products and services to gaming establishments.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR. We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. The currency supplied by Wells Fargo was $263.4 million as of March 31, 2018. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $2.6 million impact on income before taxes over a 12-month period. Foreign gaming establishments or third-party vendors supply the currency needs for the ATMs located on their premises.

The New Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the New Credit Facilities paid based on a base rate or based on LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities.

The weighted average interest rate on the New Credit Facilities was approximately 5.05% for the three months ended March 31, 2018. Based upon the outstanding balance on the New Credit Facilities of $813.9 million as of March 31, 2018, each 1% increase in the applicable LIBOR would have an $8.1 million impact on interest expense over a 12-month period. The interest rate on the 2017 Unsecured Notes is fixed, and therefore, an increase in LIBOR does not impact the interest expense associated with such notes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2018

In connection with the adoption of ASC 606, we assessed the impact and applied changes to our internal control over financial reporting to update additional control procedures with respect to the preparation of our financial information.

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying Financial Statements, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases and Withholding of Equity Securities

	Total Number of Shares Purchased (1) (in thousands)	Average Price per Share (2)
Tax Withholdings
1/1/18 - 1/31/18	0.5	$7.62
2/1/18 - 2/28/18	0.5	$7.08
3/1/18 - 3/31/18	4.0	$7.76
Total	5.0	$7.68

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Employment Agreement with Dean A. Ehrlich (effective January 1, 2017).

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

May 9, 2018		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)