Form 10-Q
period 2018-06-30
Everi Holdings Inc.
filed 2018-08-07
CIK 1318568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 1, 2018, there were 69,545,760 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except earnings (loss) per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Games revenues
Gaming operations	$43,022	$36,869	$83,078	$73,400
Gaming equipment and systems	22,278	17,557	42,431	36,281
Gaming other	648	678	656	699
Games total revenues	65,948	55,104	126,165	110,380

FinTech revenues
Cash access services	39,739	175,442	77,958	347,175
Equipment	4,765	3,697	9,183	5,997
Information services and other	8,230	7,987	16,377	16,215
FinTech total revenues	52,734	187,126	103,518	369,387

Total revenues	118,682	242,230	229,683	479,767

Costs and expenses
Games cost of revenues(1)
Gaming operations	4,211	3,963	8,393	7,171
Gaming equipment and systems	12,045	8,740	22,786	17,976
Gaming other	559	536	559	536
Games total cost of revenues	16,815	13,239	31,738	25,683

FinTech cost of revenues(1)
Cash access services	2,446	142,445	4,676	281,106
Equipment	3,426	2,212	5,940	3,631
Information services and other	980	810	2,197	1,529
FinTech total cost of revenues	6,852	145,467	12,813	286,266

Operating expenses	37,570	28,779	69,757	57,772
Research and development	4,595	4,618	8,906	9,161
Depreciation	13,701	11,396	26,526	22,226
Amortization	16,552	17,439	32,855	34,764
Total costs and expenses	96,085	220,938	182,595	435,872

Operating income	22,597	21,292	47,088	43,895

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Other expenses
Interest expense, net of interest income	22,122	23,881	42,429	48,938
Loss on extinguishment of debt	166	14,615	166	14,615
Total other expenses	22,288	38,496	42,595	63,553

Income (loss) before income tax	309	(17,204)	4,493	(19,658)

Income tax (benefit) provision	(1,166)	1,853	(1,591)	2,907
Net income (loss)	1,475	(19,057)	6,084	(22,565)
Foreign currency translation	(1,058)	836	(735)	1,108
Comprehensive income (loss)	$417	$(18,221)	$5,349	$(21,457)
Earnings (loss) per share
Basic	$0.02	$(0.29)	$0.09	$(0.34)
Diluted	$0.02	$(0.29)	$0.08	$(0.34)
Weighted average common shares outstanding
Basic	69,203	66,350	68,946	66,221
Diluted	73,440	66,350	73,323	66,221

(1)	Exclusive of depreciation and amortization.

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

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	At June 30,	At December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$110,164	$128,586
Settlement receivables	139,314	227,403
Trade and other receivables, net of allowances for doubtful accounts of $5,438 and $4,706 at June 30, 2018 and December 31, 2017, respectively	61,583	47,782
Inventory	23,527	23,967
Prepaid expenses and other assets	19,763	20,670
Total current assets	354,351	448,408
Non-current assets
Property, equipment and leased assets, net	123,348	113,519
Goodwill	640,560	640,589
Other intangible assets, net	306,647	324,311
Other receivables	8,673	2,638
Other assets	6,237	7,609
Total non-current assets	1,085,465	1,088,666
Total assets	$1,439,816	$1,537,074
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Settlement liabilities	$217,473	$317,744
Accounts payable and accrued expenses	132,496	134,504
Current portion of long-term debt	8,200	8,200
Total current liabilities	358,169	460,448
Non-current liabilities
Deferred tax liability	36,297	38,207
Long-term debt, less current portion	1,157,397	1,159,643
Other accrued expenses and liabilities	8,227	19,409
Total non-current liabilities	1,201,921	1,217,259
Total liabilities	1,560,090	1,677,707
Commitments and contingencies (Note 13)
Stockholders’ deficit
Common stock, $0.001 par value, 500,000 shares authorized and 94,408 and 93,120 shares issued at June 30, 2018 and December 31, 2017, respectively	94	93
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	292,750	282,070
Accumulated deficit	(235,741)	(246,202)
Accumulated other comprehensive loss	(988)	(253)
Treasury stock, at cost, 24,889 and 24,883 shares at June 30, 2018 and December 31, 2017, respectively	(176,389)	(176,341)
Total stockholders’ deficit	(120,274)	(140,633)
Total liabilities and stockholders’ deficit	$1,439,816	$1,537,074

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$6,084	$(22,565)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	59,381	56,990
Amortization of financing costs and discounts	3,061	3,186
Loss on sale or disposal of assets	215	1,399
Accretion of contract rights	4,178	3,909
Provision for bad debts	5,114	5,170
Deferred income taxes	(1,909)	2,565
Write-down of inventory and fixed assets	2,575	—
Reserve for obsolescence	1,053	266
Loss on extinguishment of debt	166	14,615
Stock-based compensation	4,305	3,480
Changes in operating assets and liabilities:
Settlement receivables	87,336	81,590
Trade and other receivables	(20,230)	5,283
Inventory	(2,359)	(2,890)
Prepaid and other assets	1,977	(1,957)
Settlement liabilities	(99,859)	(93,479)
Accounts payable and accrued expenses	(1,857)	16,530

Net cash provided by operating activities	49,231	74,092

Cash flows from investing activities
Capital expenditures	(57,936)	(43,696)
Proceeds from sale of fixed assets	79	2
Placement fee agreements	(10,117)	(3,044)

Net cash used in investing activities	(67,974)	(46,738)

Cash flows from financing activities
Proceeds from current credit facility	—	820,000
Repayments of prior credit facility	—	(465,600)
Repayments of secured notes	—	(335,000)
Repayments of credit facilities	(4,100)	—
Debt issuance costs and discounts	(1,276)	(19,663)
Proceeds from exercise of stock options	6,373	1,799
Purchase of treasury stock	(47)	(11)

Net cash provided by financing activities	950	1,525

Effect of exchange rates on cash	(620)	882

Cash, cash equivalents and restricted cash
Net (decrease) increase for the period	(18,413)	29,761
Balance, beginning of the period	129,604	119,438
Balance, end of the period	$111,191	$149,199

See notes to unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2018	2017
Supplemental cash disclosures
Cash paid for interest	$42,844	$29,485
Cash paid for income tax	223	669
Cash refunded for income tax	1	200
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$2,650	$3,822
Transfer of leased gaming equipment to inventory	4,519	4,237

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

Everi Holdings Inc. (“Everi Holdings”, “Holdings” or “Everi”) is a holding company, the assets of which are the issued and outstanding shares of capital stock of each of Everi Games Holding Inc. (“Everi Games Holding”), which owns all of the issued and outstanding shares of capital stock of Everi Games Inc. (“Everi Games” or “Games”) and Everi Payments Inc. (“Everi Payments” or “Payments”). Unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” refer to Holdings together with its consolidated subsidiaries. Everi Holdings reports results of its operations based on the two operating segments: Games and Payments. Effective April 1, 2018, we changed the name of the operating segment previously referred to as “Payments” to “Financial Technology Solutions” (“Everi FinTech” or “FinTech”). We believe this reference more accurately reflects the focus of the business segment on delivering innovative and integrated solutions. Everi’s FinTech solutions provide actionable information to enhance the efficiency of the casino operator, support the comprehensive regulatory and tax requirements of their gaming customers and improve players’ gaming experience by providing easy access to their funds and payment of winnings.

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

Everi FinTech provides its casino customers cash access and related products and services including: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card transactions and check verification and warranty services; (b) equipment that provides cash access and efficiency related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, internet-based gaming and lottery activities.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Contract Combinations - Multiple Promised Goods and Services

Our contracts may include promises to transfer multiple goods and services to a customer. Our Games and FinTech businesses may enter into multiple agreements with the same customer that meet the criteria to be combined for accounting purposes under ASC 606. When this occurs, a SSP will be determined for each performance obligation in the combined arrangement and the consideration allocated between the respective performance obligations. We use our judgment to analyze the nature of the promises made and determine whether each is distinct or should be combined with other promises in the contract based on the level of integration and interdependency between the individual deliverables.

Disaggregation of Revenues

We disaggregate revenues based on the nature and timing of the cash flows generated by such revenues as presented in “Note 18 — Segment Information.”

Outbound Freight Costs

Upon transferring control of a good to a customer, the shipping and handling costs in connection with sale transactions are accounted for as fulfillment costs and included in cost of revenues.

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

Games Revenues

Gaming Operations

Games revenues are primarily generated by our gaming operations under placement, participation and development arrangements in which we provide our customers with player terminals, player terminal-content licenses, central determinant systems for devices placed in service in licensed jurisdictions and back-office equipment, collectively referred to herein as leased gaming equipment. We evaluate the recognition of lease revenues based on criteria set forth in ASC 840. Generally, under these arrangements, we retain ownership of the leased gaming equipment installed at customer facilities and we receive revenues based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee based on the number of player terminals installed at the facility. Revenues from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day.

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

Gaming operations revenues include revenues generated by Wide Area Progressive (“WAP”) systems, which consist of linked slot machines located in multiple casino properties that are connected to a central system. WAP-based gaming machines have a progressive jackpot we administer that increases with every wager until a player wins the top award combination. Casino operators pay us a percentage of the coin-in (the total amount wagered) for services related to the design, assembly, installation, operation, maintenance, administration and marketing of the WAP systems. The gaming operations revenues with respect to WAP-based gaming machines are presented in the Statements of Income (Loss) net of the jackpot expense, which is comprised of incremental amount funded by a portion of the coin-in from players. At such time a jackpot is won by a player, an additional jackpot expense is recorded with respect to the base seed amount required to fund the minimum level required by the respective WAP arrangement with the casino operator.

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

FinTech Revenues

Cash Access Services

Cash access services revenues are comprised of cash advance, ATM and check services revenue streams. We do not control the cash advance and ATM services provided to a customer and, therefore, we are acting as an agent whose performance obligation is to arrange for the provision of these services.

Cash advance revenues are comprised of transaction fees assessed to gaming patrons in connection with credit card cash access and POS debit card cash access transactions. Such fees are primarily based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash access or POS debit card cash access transaction amount. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis, which generally include: (i) commission expenses payable to casino operators; (ii) interchange fees payable to the network associations; and (iii) processing and related costs payable to other third party partners.

ATM revenues are primarily comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and reverse interchange fees paid to us by the patrons’ issuing banks. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis, which generally include: (i) commission expenses payable to casino operators; (ii) interchange fees payable to the network associations; and (iii) processing and related costs payable to other third party partners.

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

Our software represents a functional right-to-use license and the revenues are recognized at a point in time. Subscription services represent a stand-ready performance obligation and the revenues are recognized over a period of time using an input method based on time elapsed. Professional and other services revenues are recognized over a period of time using an input method based on time elapsed as services are provided, thereby reflecting the transfer of control to the customer.

Restricted Cash

Our restricted cash primarily consists of: (i) deposits held in connection with a sponsorship agreement; (ii) WAP-related restricted funds; and (iii) Internet related cash access activities. The current portion of restricted cash, which is included in prepaid expenses and other assets, was approximately $0.9 million as of June 30, 2018 and December 31, 2017. The non-current portion of restricted cash, which is included in other assets, was approximately $0.1 million as of June 30, 2018 and December 31, 2017. The current portion of restricted cash was approximately $0.5 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively. The non-current portion of restricted cash was approximately $0.1 million as of June 30, 2017 and December 31, 2016.

Fair Values of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.

The carrying amount of cash and cash equivalents, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2018 and December 31, 2017, the fair value of notes receivable, net, approximated the carrying value due to contractual terms of trade and loans receivable generally being under 24 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (in thousands).

	Level of Hierarchy	Fair Value	Outstanding Balance
June 30, 2018
Term loan	2	$815,372	$811,800
Senior unsecured notes	1	$375,938	$375,000

December 31, 2017
Term loan	2	$826,099	$815,900
Senior unsecured notes	1	$372,656	$375,000

The term loan facility was reported at fair value using a Level 2 input as there were quoted prices in markets that were not considered active as of June 30, 2018 and December 31, 2017. The senior unsecured notes were reported at fair value using a Level 1 input as there were quoted prices in markets that were considered active as of June 30, 2018 and December 31, 2017.

Reclassification of Prior Year Balances

Reclassifications were made to the prior-period Financial Statements to conform to the current period presentation, except for the adoption impact of the application of ASC 606 utilizing the modified retrospective transition method.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In March 2018, the FASB issued ASU No. 2018-05, which provides guidance on accounting for the tax effects of the 2017 Tax Act (pursuant to SEC Staff Accounting Bulletin No. 118). The new standard is effective March 13, 2018. We have adopted this guidance in the quarter ended March 31, 2018. In accordance with this guidance, some of the income tax effects recorded in 2017 are provisional and they may be adjusted during 2018.

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

In May 2017, the FASB issued ASU No. 2017-09 to clarify which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. An entity is required to account for the effects of a modification unless all of the following conditions are met: (i) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. We adopted this guidance in the quarter ended March 31, 2018. The adoption of this ASU did not have a material impact on our Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, which clarifies the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance is to be applied using a prospective approach as of the beginning of the first period of adoption. We adopted this guidance in the quarter ended March 31, 2018. The adoption of this ASU did not have a material impact on our Financial Statements.

In October 2016, the FASB issued ASU No. 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. We adopted this guidance in the quarter ended March 31, 2018 using a retrospective approach to each period presented. The adoption of this ASU did not have a material impact on our Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, which provides updated guidance on the recognition of the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs, and this eliminates the exception for an intra-entity transfer of such assets. This guidance will be applied using a modified retrospective approach through a cumulative-effective adjustment directly to retained earnings as of the beginning of the period of adoption. We adopted this guidance in the quarter ended March 31, 2018. The adoption of this ASU did not have a material impact on our Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which provides updated guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is to be applied using a retrospective approach. If it is impracticable to apply the amendments retrospectively for some of the issues within this ASU, the amendments for those issues would be applied prospectively as of the earliest date practicable. We adopted this guidance in the quarter ended March 31, 2018. The adoption of this ASU did not have a material impact on our Financial Statements.

Recent Accounting Guidance Not Yet Adopted

In June 2018, the FASB issued ASU No. 2018-07, which expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our Financial Statements. We are currently evaluating the impact of adopting this guidance on our Financial Statements.

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

In February 2016, the FASB issued ASU No. 2016-02, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. For lessees, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. In July, 2018, the FASB issued ASU No. 2018-10 - Codification Improvements to Topic 842, Leases and ASU No. 2018-11 - Leases (Topic 842): Targeted Improvements. ASU No. 2018-10 affects narrow aspects of the guidance previously issued and ASU No. 2018-11 provides a practical expedient for lessors on separating components of a contract and includes an additional transition method for adopting the new standard. We plan to adopt the new standard on January 1, 2019. The guidance requires an entity to adopt the new standard, as amended, either retrospectively to each prior reporting period presented in the financial statements with the cumulative effect recognized at the beginning of the earliest comparative period or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment, with certain practical expedients available. While we are currently assessing the impact of this ASU on our financial statements, including selecting the transition method, we expect the primary impact to our consolidated balance sheet will be the recognition of our operating leases on our balance sheets and providing disclosures as required by the new standard.

We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

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

FinTech revenues

We previously reported costs and expenses related to our cash access services, which include commission expenses payable to casino operators, interchange fees payable to the network associations and processing and related costs payable to other third party partners, as a cost of revenues. Under ASC 606, such costs are reflected as reductions to cash access services revenues on a net basis.

The following table presents the impact of the application of ASC 606 utilizing the modified retrospective transition method to certain line items on our Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018
			Without Adoption
	As reported	Adjustments	of ASC 606
Revenues
Games revenues
Gaming operations	$43,022	$619	$43,641
Games total revenues	65,948	619	66,567

FinTech revenues
Cash access services	39,739	155,000	194,739
Equipment	4,765	(2,261)	2,504
FinTech total revenues	52,734	152,739	205,473

Total revenues	118,682	153,358	272,040

Costs and expenses
Games cost of revenues(1)
Gaming operations	4,211	619	4,830
Games total cost of revenues	16,815	619	17,434

FinTech cost of revenues(1)
Cash access services	2,446	155,000	157,446
Equipment	3,426	—	3,426
FinTech total cost of revenues	6,852	155,000	161,852

Total costs and expenses	96,085	155,619	251,704

Operating income	22,597	(2,261)	20,336

Income before income tax	309	(2,261)	(1,952)

Income tax benefit	(1,166)	—	(1,166)
Net income	1,475	(2,261)	(786)

Comprehensive income	417	(2,261)	(1,844)

(1)	Exclusive of depreciation and amortization.

The adoption of ASC 606 utilizing the modified retrospective transition method did not have a material impact to our Balance Sheets and Cash Flows as of and for the three months ended June 30, 2018.

	Six Months Ended June 30, 2018
			Without Adoption
	As reported	Adjustments	of ASC 606
Revenues
Games revenues
Gaming operations	$83,078	$1,081	$84,159
Games total revenues	126,165	1,081	127,246

FinTech revenues
Cash access services	77,958	310,448	388,406
Equipment	9,183	(2,472)	6,711
FinTech total revenues	103,518	307,976	411,494

Total revenues	229,683	309,057	538,740

Costs and expenses
Games cost of revenues(1)
Gaming operations	8,393	1,081	9,474
Games total cost of revenues	31,738	1,081	32,819

FinTech cost of revenues(1)
Cash access services	4,676	309,899	314,575
Equipment	5,940	(85)	5,855
FinTech total cost of revenues	12,813	309,814	322,627

Total costs and expenses	182,595	310,895	493,490

Operating income	47,088	(1,838)	45,250

Income before income tax	4,493	(1,838)	2,655

Income tax benefit	(1,591)	—	(1,591)
Net income	6,084	(1,838)	4,246

Comprehensive income	5,349	(1,838)	3,511

(1)	Exclusive of depreciation and amortization.

The adoption of ASC 606 utilizing the modified retrospective transition method did not have a material impact to our Balance Sheets and Cash Flows as of and for the six months ended June 30, 2018.

4.	BUSINESS COMBINATIONS

We account for business combinations in accordance with ASC 805, which requires that the identifiable assets acquired and liabilities assumed be recorded at their estimated fair values on the acquisition date separately from goodwill, which is the excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities. We include the results of operations of an acquired business as of the acquisition date. We had no material acquisitions for the three and six months ended June 30, 2018 and 2017.

5.	FUNDING AGREEMENTS

Commercial Cash Arrangements

We have commercial arrangements with third party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Income (Loss), were $2.0 million and $3.7 million for the three and six months ended June 30, 2018, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2017, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.

Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balances of ATM cash utilized by us from the third parties were $225.3 million and $289.8 million as of June 30, 2018 and December 31, 2017, respectively.

Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, with Wells Fargo, N.A. Wells Fargo, provides us with cash in the maximum amount of $300.0 million with the ability to increase the amount by $75 million over a 5-day period for holidays, such as the period around New Year’s Day. The agreement currently expires on June 30, 2020. We are responsible for any losses of cash in the ATMs under this agreement, and we self‑insure for this risk. We incurred no material losses related to this self‑insurance for the three and six months ended June 30, 2018 and 2017.

Site-Funded ATMs

We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability included within settlement liabilities in the accompanying Balance Sheets was $150.9 million and $210.8 million as of June 30, 2018 and December 31, 2017, respectively.

Everi-Funded ATMs

We enter into agreements with customers for certain of our Canadian ATMs whereby we provide the cash required to operate the ATMs. We supplied approximately $6.9 million of our cash for these ATMs at June 30, 2018 and December 31, 2017.

Prefunded Cash Access Agreements

Due to certain regulatory requirements, some international gaming establishments require prefunding of cash to cover all outstanding settlement amounts in order for us to provide cash access services to their properties. We enter into agreements with these operators for which we supply our cash access services for their properties. Under these agreements, we maintain sole discretion to either continue or cease operations as well as discretion over the amounts prefunded to the properties and may request amounts to be refunded to us, with appropriate notice to the operator, at any time. The initial prefunded amounts and subsequent amounts from the settlement of transactions are deposited into a bank account that is to be used exclusively for cash access services, and we maintain the right to monitor all transaction activity in that account. The total amount of prefunded cash outstanding was approximately $6.0 million and $8.4 million at June 30, 2018 and December 31, 2017, respectively, and is included in prepaid expenses and other assets on our Balance Sheets.

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

	At June 30,	At December 31,
	2018	2017
Trade and other receivables, net
Games trade and loans receivables	$47,815	$38,070
FinTech trade and loans receivables(1)	21,139	10,780
Other receivables	1,302	1,570
Total trade and other receivables, net	70,256	50,420
Less: non-current portion of receivables
Games trade and loans receivables	(2,515)	(1,267)
FinTech trade and loans receivables(1)	(6,158)	(1,371)
Total non-current portion of receivables	(8,673)	(2,638)
Total trade and other receivables, current portion	$61,583	$47,782

(1)

In connection with the adoption of ASC 606 utilizing the modified retrospective transition method, we recorded an immaterial cumulative adjustment with respect to certain amounts that had been previously deferred under the then existing revenue recognition guidance as of December 31, 2017 that required recognition under ASC 606 as of the effective date of adoption in accumulated deficit.

At least quarterly, we evaluate the collectability of the outstanding balances and establish a reserve for the amount of the expected losses on our receivables. The allowance for doubtful accounts for trade receivables was $5.4 million as of June 30, 2018 and $4.7 million as of December 31, 2017 and includes reserves for both Games and FinTech receivables. The provision for doubtful customer accounts receivable is generally included within operating expenses in the Statements of Income (Loss). We also have a provision for doubtful accounts specifically associated with our check warranty service, whereby we collect a fee and undertake responsibility for collecting the receivables, which is included within FinTech cost of revenues in the Statements of Income (Loss). The outstanding balances of the check warranty and general reserves were $2.8 million and $2.6 million, respectively, as of June 30, 2018 and $2.7 million and $2.0 million, respectively, as of December 31, 2017.

7.	INVENTORY

Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight. The inventory is stated at the lower of cost or net realizable value and accounted for using the FIFO method.

There was no material impairment of our inventory for the three and six months ended June 30, 2018 and 2017.

We recorded an immaterial impairment charge of approximately $1.8 million in our Games segment for the three and six months ended June 30, 2018 to reduce the carrying value of certain component parts to their fair values. The adjustment was included in operating expenses in our Statements of Income (Loss).

Inventory consisted of the following (in thousands):

	At June 30,	At December 31,
	2018	2017
Inventory
Component parts, net of reserves of $1,563 and $1,327 at June 30, 2018 and December 31, 2017, respectively	$18,598	$18,782
Work-in-progress	1,389	985
Finished goods	3,540	4,200
Total inventory	$23,527	$23,967

8.	PREPAID AND OTHER ASSETS

Prepaid and other assets include the balance of prepaid expenses, deposits, debt issuance costs on our Revolving Credit Facility (defined herein), restricted cash and other assets. The current portion of these assets is included in prepaid and other assets and the non-current portion is included in other assets, both of which are contained within the Balance Sheets.

The balance of the current portion of prepaid and other assets consisted of the following (in thousands):

	At June 30,	At December 31,
	2018	2017
Prepaid expenses and other assets
Deposits	$7,093	$9,003
Prepaid expenses	10,065	6,426
Other	2,605	5,241
Total prepaid expenses and other assets	$19,763	$20,670

The balance of the non-current portion of other assets consisted of the following (in thousands):

	At June 30,	At December 31,
	2018	2017
Other assets
Prepaid expenses and deposits	$5,144	$4,103
Debt issuance costs of revolving credit facility	752	849
Other	341	2,657
Total other assets	$6,237	$7,609

9.	PROPERTY, EQUIPMENT AND LEASED ASSETS

Property, equipment and leased assets consist of the following (in thousands):

		At June 30, 2018			At December 31, 2017
	Useful Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Cost	Depreciation	Value	Cost	Depreciation	Value
Property, equipment and leased assets
Rental pool - deployed	2-4	$180,323	$92,065	$88,258	$162,319	$80,895	$81,424
Rental pool - undeployed	2-4	30,418	21,424	8,994	17,366	9,374	7,992
FinTech equipment	3-5	27,142	20,583	6,559	25,907	18,654	7,253
Leasehold and building improvements	Lease Term	11,339	6,103	5,236	10,981	5,211	5,770
Machinery, office and other equipment	2-5	41,082	26,781	14,301	35,167	24,087	11,080
Total		$290,304	$166,956	$123,348	$251,740	$138,221	$113,519

Depreciation expense related to property, equipment and leased assets totaled approximately $13.7 million and $26.5 million for the three and six months ended June 30, 2018 and $11.4 million and $22.2 million for the three and six months ended June 30, 2017, respectively.

There was no material impairment of our property, equipment and leased assets for the three and six months ended June 30, 2018 and 2017.

We recorded an immaterial impairment charge of approximately $0.8 million in our Games segment for the three and six months ended June 30, 2018 to reduce the carrying value of certain leased assets to their fair values. The adjustment was included in operating expenses in our Statements of Income (Loss).

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was $640.6 million at June 30, 2018 and December 31, 2017, respectively.

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

No impairment was identified for our goodwill for the three and six months ended June 30, 2018 and 2017.

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

		At June 30, 2018			At December 31, 2017
	Weighted Average
	Remaining Life		Accumulated	Net Book		Accumulated	Net Book
	(years)	Cost	Amortization	Value	Cost	Amortization	Value
Other intangible assets
Contract rights under placement fee agreements	4	$57,594	$8,088	$49,506	$57,231	$3,910	$53,321
Customer contracts	6	51,175	44,900	6,275	51,175	43,638	7,537
Customer relationships	8	231,100	74,136	156,964	231,100	63,653	167,447
Developed technology and software	2	264,369	175,488	88,881	249,064	158,919	90,145
Patents, trademarks and other	4	29,168	24,147	5,021	29,046	23,185	5,861
Total		$633,406	$326,759	$306,647	$617,616	$293,305	$324,311

Amortization expense related to other intangible assets was approximately $16.6 million and $32.9 million for the three and six months ended June 30, 2018, respectively, and $17.4 million and $34.8 million for the three and six months ended June 30, 2017, respectively.

We evaluate our other intangible assets for potential impairment in connection with our quarterly review process. There was no material impairment identified for any of our other intangible assets for the three and six months ended June 30, 2018 and 2017.

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

We paid approximately $5.9 million and $11.5 million in placement fees, including $0.4 million and $1.4 million of imputed interest, to a customer for the three and six months ended June 30, 2018, respectively, and approximately $3.0 million in placement fees for the three and six months ended June 30, 2017.

11.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table presents our accounts payable and accrued expenses (in thousands):

	At June 30,	At December 31,
	2018	2017
Accounts payable and accrued expenses
Trade accounts payable	$64,946	$59,435
Placement fees(1)	22,328	22,328
Accrued interest	1,481	5,766
Deferred and unearned revenues	15,166	10,450
Cash access processing and related expenses	6,562	8,932
Payroll and related expenses	11,009	14,178
Accrued taxes	1,874	2,112
Other	9,130	11,303
Total accounts payable and accrued expenses	$132,496	$134,504

(1)

The total outstanding balance of the placement fee liability as of June 30, 2018 and December 31, 2017 was $27.9 million and $39.1 million, respectively. The remaining $5.6 million and $16.8 million of non-current placement fees as of June 30, 2018 and December 31, 2017, respectively, was included in other accrued expenses and liabilities in our Balance Sheets.

12.	LONG-TERM DEBT

The following table summarizes our outstanding indebtedness (in thousands):

	At June 30,	At December 31,
	2018	2017
Long-term debt
Senior secured term loan	$811,800	$815,900
Senior unsecured notes	375,000	375,000
Total debt	1,186,800	1,190,900
Less: debt issuance costs and discount	(21,203)	(23,057)
Total debt after debt issuance costs and discount	1,165,597	1,167,843
Less: current portion of long-term debt	(8,200)	(8,200)
Long-term debt, less current portion	$1,157,397	$1,159,643

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

On May 17, 2018, we entered into a Second Amendment (the “Second Amendment”) to the New Credit Agreement, which reduced the interest rate on the $813.9 million outstanding balance of the senior secured term loan under the Credit Agreement by 50 basis points to LIBOR + 3.00% from LIBOR + 3.50% with the LIBOR floor unchanged at 1.00%. The senior secured term loan under the Credit Agreement will be subject to a prepayment premium of 1.00% of the principal amount repaid for any voluntary prepayment or mandatory prepayment with proceeds of debt that has a lower effective yield than the repriced term loan or any amendment to the repriced term loan that reduces the interest rate thereon, in each case, to the extent occurring within six months of the effective date of the Second Amendment. The maturity date for the Credit Agreement remains May 9, 2024, and no changes were made to the financial covenants or other debt repayment terms. We incurred approximately $1.3 million of debt issuance costs and fees associated with the repricing of the New Term Loan Facility.

New Credit Facilities

The New Term Loan Facility matures seven years after the Closing Date and the New Revolving Credit Facility matures five years after the Closing Date. The New Revolving Credit Facility is available for general corporate purposes, including permitted acquisitions, working capital and the issuance of letters of credit.

The interest rate per annum applicable to loans under the New Revolving Credit Facility is, at Everi Payments’ option, the base rate or the Eurodollar Rate (defined to be the London Interbank Offered Rate or a comparable or successor rate) (the “Eurodollar Rate”) plus, in each case, an applicable margin. The interest rate per annum applicable to the New Term Loan Facility also is, at Everi Payments’ option, the base rate or the Eurodollar Rate plus, in each case, an applicable margin. The Eurodollar Rate is reset at the beginning of each selected interest period based on the Eurodollar Rate then in effect; provided that, if the Eurodollar Rate is below zero, then such rate will be equal to zero plus the applicable margin. The base rate is a fluctuating interest rate equal to the highest of: (i) the prime lending rate announced by the administrative agent; (ii) the federal funds effective rate from time to time plus 0.50%; and (iii) the Eurodollar Rate (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%. Prior to the effectiveness of the First Amendment on the Repricing Closing Date, the applicable margins for both the New Revolving Credit Facility and the New Term Loan Facility were: (i) 4.50% in respect of Eurodollar Rate loans and (ii) 3.50% in respect of base rate loans. The applicable margins for the New Term Loan Facility from and after the effectiveness of the First Amendment on the Repricing Closing Date through the effectiveness of the Second Amendment were: (i) 3.50% in respect of Eurodollar Rate loans and (ii) 2.50% in respect of base rate loans. The applicable margins for the New Term Loan Facility from and after the effectiveness of the Second Amendment are: (i) 3.00% in respect of Eurodollar Rate loans and (ii) 2.00% in respect of base rate loans.

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

The New Credit Agreement governing the New Credit Facilities contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The New Credit Agreement governing the New Credit Facilities also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio. At June 30, 2018, our consolidated secured leverage ratio was 3.42 to 1.00, with a maximum allowable ratio of 5.00 to 1.00 (which maximum allowable ratio is reduced to 4.75 to 1.00 as of December 31, 2018, 4.50 to 1.00 as of December 31, 2019, 4.25 to 1.00 as of December 31, 2020, and 4.00 to 1.00 as of December 31, 2021 and each December 31 thereafter).

We were in compliance with the covenants and terms of the New Credit Facilities as of June 30, 2018.

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

For the three and six months ended June 30, 2018, the New Term Loan Facility had an applicable weighted average interest rate of 5.24% and 5.15%, respectively.

At June 30, 2018, we had $811.8 million of borrowings outstanding under the New Term Loan Facility and no borrowings outstanding under the New Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the New Revolving Credit Facility as of June 30, 2018.

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

We were in compliance with the terms of the 2017 Unsecured Notes as of June 30, 2018.

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

Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50 million shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of June 30, 2018 and December 31, 2017, we had no shares of preferred stock outstanding.

Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of June 30, 2018 and December 31, 2017, we had 94.4 million and 93.1 million shares of common stock issued, respectively.

Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We withheld from restricted stock awards 1,215 and 6,216 shares of common stock for the three and six months ended June 30, 2018, respectively, at an aggregate purchase price of $8,878 and $47,278, respectively, and 455 and 3,029 shares of common stock for the three and six months ended June 30, 2017, respectively, at an aggregate purchase price of $3,117 and $10,591, respectively, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.

15.	WEIGHTED AVERAGE COMMON SHARES

The weighted average number of shares of common stock outstanding used in the computation of basic and diluted loss per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares
Weighted average number of common shares outstanding - basic	69,203	66,350	68,946	66,221
Potential dilution from equity awards(1)	4,237	—	4,377	—
Weighted average number of common shares outstanding - diluted(1)	73,440	66,350	73,323	66,221

(1)

The potential dilution excludes the weighted average effect of equity awards to purchase 8.6 million and 8.1 million shares of common stock for the three and six months ended June 30, 2018, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive. Company was in a net loss position for the three and six months ended June 30, 2017; therefore, potentially dilutive common shares were excluded as their effects would be anti-dilutive under the application of the treasury stock method. Equity awards to purchase approximately 11.9 million and 15.3 shares of common stock for the three and six months ended June 30, 2017 were excluded from the diluted net loss per share results.

16.	SHARE-BASED COMPENSATION

Equity Incentive Awards

Our 2014 Equity Incentive Plan (as amended and restated effective May 23, 2017, the “Amended and Restated 2014 Plan”) and our 2012 Equity Incentive Plan (as amended, the “2012 Plan”) are used to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of our business. The 2012 Plan was assumed in connection with our 2014 acquisition of Everi Games Holding and conformed to include similar provisions to those as set forth in the Amended and Restated 2014 Plan. Our equity incentive plans are administered by the Compensation Committee of our Board of Directors, which has the authority to select individuals who are to receive equity incentive awards and to specify the terms and conditions of grants of such awards, including, but not limited to the vesting provisions and exercise prices.

Generally, we grant the following award types with varying vesting provisions and expiration periods: (a) time-based options; (b) market-based options; (c) time-based restricted stock; and (d) restricted stock units (“RSUs”) with either time- or performance-based criteria.

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock	Restricted Stock
	Granted	Awards Granted	Units Granted
Outstanding, December 31, 2017	19,131	74	—
Granted	—	—	1,838
Exercised options or vested shares	(1,288)	(22)	—
Cancelled or forfeited	(1,209)	—	(5)
Outstanding, June 30, 2018	16,634	52	1,833

There are approximately 3.3 million awards of our common stock available for future equity grants, both under the Amended and Restated 2014 Plan and the 2012 Plan. There are no awards available for future equity grants under the 2005 Plan.

Stock Options

Our time-based stock options granted under our equity plans generally vest at a rate of 25% per year on each of the first four anniversaries of the option grant dates and the options expire after a ten-year period. We estimate forfeiture amounts based on historical patterns.

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

There were no time-based or market-based option awards granted during the six months ended June 30, 2018.

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

The fair values of our market-based options were determined as of the date of grant using a lattice-based option valuation model with the following assumptions:

Six Months Ended
June 30,
2017
Risk-free interest rate	3%
Measurement period (in years)	10
Expected volatility	70%
Expected dividend yield	—%

The following table presents the options activity:

			Weighted
	Number of	Weighted Average	Average Life	Aggregate
	Options	Exercise Price	Remaining	Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Outstanding, December 31, 2017	19,131	$5.34	6.4	$45,887
Granted	—	$—
Exercised	(1,288)	$4.94
Canceled or forfeited	(1,209)	$5.77
Outstanding, June 30, 2018	16,634	$5.34	6.5	$36,771
Vested and expected to vest, June 30, 2018	15,355	$5.39	6.5	$33,418
Exercisable, June 30, 2018	10,101	$6.06	5.9	$16,376

There were no options granted for the three and six months ended June 30, 2018 and 58,000 and 4.1 million options granted for the three and six months ended June 30, 2017, respectively. The weighted average grant date fair value per share of options granted was $3.28 and $1.83 for the three and six months ended June 30, 2017, respectively. The total intrinsic value of options exercised was $2.5 million and $3.7 million for the three and six months ended June 30, 2018, respectively, and $2.0 million for the three and six months ended June 30, 2017.

There was $5.2 million in unrecognized compensation expense related to options expected to vest as of June 30, 2018. This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.2 years. We recorded $3.7 million during the six months ended June 30, 2018 in non-cash compensation expense related to options granted that were expected to vest as of June 30, 2018. During the three and six months ended June 30, 2018, we received $2.8 million and $7.1 million, respectively, in cash from the exercise of options.

There was $13.4 million in unrecognized compensation expense related to options expected to vest as of June 30, 2017. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.4 years. We recorded $3.3 million during the six months ended June 30, 2017 in non-cash compensation expense related to options granted that were expected to vest as of June 30, 2017. We received $1.8 million in cash from the exercise of options for the three and six months ended June 30, 2017.

Restricted Stock Awards

The following is a summary of non-vested share awards for our time-based restricted stock:

		Weighted
	Shares	Average Grant
	Outstanding	Date Fair Value
	(in thousands)	(per share)
Outstanding, December 31, 2017	74	$7.00
Granted	—	$—
Vested	(22)	$6.91
Forfeited	—	$—
Outstanding, June 30, 2018	52	$7.04

There were no shares of restricted stock granted for the three and six months ended June 30, 2018. The total fair value of restricted stock vested was approximately $33,306 and $152,054 for the three and six months ended June 30, 2018, respectively, and $12,128 and $80,590 for the three and six months ended June 30, 2017, respectively.

There was $0.2 million in unrecognized compensation expense related to shares of restricted stock expected to vest as of June 30, 2018. This cost is expected to be recognized on a straight-line basis over a weighted average period of 0.6 years. During the six months ended June 30, 2018, there were 22,002 shares of restricted stock that vested and we recorded $0.3 million in non-cash compensation expense related to restricted stock expected to vest.

There was $0.9 million in unrecognized compensation expense related to shares of restricted stock expected to vest as of June 30, 2017. This cost was expected to be recognized on a straight-line basis over a weighted average period of 1.5 years. During the six months ended June 30, 2017, there were 11,070 shares of restricted stock that vested and we recorded $0.2 million in non-cash compensation expense related to the restricted stock expected to vest.

Restricted Stock Units

The following is a summary of non-vested RSU awards:

		Weighted	Weighted
	Shares	Average Grant	Average Life	Aggregate
	Outstanding	Date Fair Value	Remaining	Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Outstanding, December 31, 2017	—	$—
Granted	1,838	$7.49
Vested	—	$—
Forfeited	(5)	$7.47
Outstanding, June 30, 2018	1,833	$7.49	2.5	$13,195
Vested and expected to vest, June 30, 2018	1,125	$7.49	2.3	$8,099
Exercisable, June 30, 2018	—	$—	—	$—

The time-based RSUs granted during the three months ended June 30, 2018 vest at a rate of 25% per year on each of the first four anniversaries of the grant dates.

The performance-based RSUs granted during the three months ended June 30, 2018 will be evaluated by our Compensation Committee of our Board of Directors after a performance period, beginning on the date of grant through December 31, 2020, based on certain revenue and Adjusted EBITDA growth rate metrics, with achievement of each measure to be determined independently of one another. If the performance criteria of the metrics are approved, the eligible awards will become vested on the third anniversary of the grant dates.

The time-based RSUs granted during the three months ended March 31, 2018 to independent members of our Board of Directors vest in equal installments on each of the first three anniversary dates of the grant date and settle on the earliest of the following events: (i) March 7, 2028; (ii) death; (iii) the occurrence of a Change in Control (as defined in the Amended and Restated 2014 Plan), subject to qualifying conditions; or (iv) the date that is six months following the separation from service, subject to qualifying conditions.

There were 1.8 million shares of RSU awards granted for the six months ended June 30, 2018. There were no RSUs granted for the six months ended June 30, 2017. There were no RSUs vested during the six months ended June 30, 2018 and 2017.

There was $7.9 million in unrecognized compensation expense related to RSU awards expected to vest as of June 30, 2018. This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.5 years. We recorded $0.3 million during the six months ended June 30, 2018 in non-cash compensation expense related to RSU awards.

17.INCOME TAXES

The income tax benefit reflected an effective income tax rate of negative 377.3% and negative 35.4% for the three and six months ended June 30, 2018, respectively, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets and the benefit from a research credit. The decrease in our valuation allowance is primarily due to the income during the year and the interest deduction limitation (deferred tax asset) which can be offset against our indefinite lived deferred tax liabilities. The income tax provision reflected an effective income tax rate of negative 10.8% and a negative 14.8% for the three and six months ended June 30, 2017, respectively, which was less than the statutory federal rate of 35.0%, primarily due to an increase in our valuation allowance for deferred tax assets, partially offset by state taxes, the benefit from stock option exercises, and the benefit from a research credit.

We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of June 30, 2018, we recorded $0.9 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. We have not accrued any penalties and interest for our unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate any other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Income (Loss).

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

In accordance with the SAB 118 guidance, some of the income tax effects recorded in 2017 are provisional, including the one-time transition tax, the effect on our valuation allowance including the stricter limits on interest deductions, and the re-measurement of our deferred tax assets and liabilities. In addition, we are still evaluating the Global Intangible Low-Taxed Income provisions of the 2017 Tax Act and its impact, if any, on our Financial Statements. The accounting for these income tax effects may be adjusted during 2018 as a result of continuing analysis of the 2017 Tax Act; additional implementation guidance from the IRS, state tax authorities, the SEC, the FASB, or the Joint Committee on Taxation; and new information from domestic or foreign equity affiliates. As of June 30, 2018, we have not finalized our analysis of these provisional amounts.

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

Our chief operating decision-making group has determined the following to be the operating segments for which we conduct business: (a) Games and (b) FinTech. We have reported our financial performance based on our segments in both the current and prior periods. Each of these segments is monitored by our management for performance against our internal forecast and is consistent with our internal management reporting.

•

The Games segment provides solutions directly to gaming establishments to offer their patrons gaming entertainment-related experiences including: leased gaming equipment; sales and maintenance related services of gaming equipment; gaming systems; and ancillary products and services.

•

The FinTech segment provides solutions directly to gaming establishments to offer their patrons cash access-related services and products, including: access to cash at gaming facilities via ATM cash withdrawals, credit card cash access transactions and POS debit card cash access transactions; check-related services; equipment and maintenance services; compliance, audit and data software; casino credit data and reporting services and other ancillary offerings.

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

The following tables present segment information (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Games
Revenues
Gaming operations	$43,022	$36,869	$83,078	$73,400
Gaming equipment and systems	22,278	17,557	42,431	36,281
Gaming other	648	678	656	699
Total revenues	65,948	55,104	126,165	110,380

Costs and expenses
Cost of revenues(1)
Gaming operations	4,211	3,963	8,393	7,171
Gaming equipment and systems	12,045	8,740	22,786	17,976
Gaming other	559	536	559	536
Games total cost of revenues	16,815	13,239	31,738	25,683

Operating expenses	16,210	10,588	28,217	21,197
Research and development	4,595	4,618	8,906	9,161
Depreciation	12,112	9,697	23,252	18,728
Amortization	13,907	14,241	27,392	28,098
Total costs and expenses	63,639	52,383	119,505	102,867
Operating income	$2,309	$2,721	$6,660	$7,513

(1)	Exclusive of depreciation and amortization.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
FinTech
Revenues
Cash access services	$39,739	$175,442	$77,958	$347,175
Equipment	4,765	3,697	9,183	5,997
Information services and other	8,230	7,987	16,377	16,215
Total revenues	52,734	187,126	103,518	369,387

Costs and expenses
Cost of revenues(1)
Cash access services	2,446	142,445	4,676	281,106
Equipment	3,426	2,212	5,940	3,631
Information services and other	980	810	2,197	1,529
Cost of revenues	6,852	145,467	12,813	286,266

Operating expenses	21,360	18,191	41,540	36,575
Depreciation	1,589	1,699	3,274	3,498
Amortization	2,645	3,198	5,463	6,666
Total costs and expenses	32,446	168,555	63,090	333,005
Operating income	$20,288	$18,571	$40,428	$36,382

(1)	Exclusive of depreciation and amortization.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Total Games and FinTech
Revenues	$118,682	$242,230	$229,683	$479,767

Costs and expenses
Cost of revenues(1)	23,667	158,706	44,551	311,949
Operating expenses	37,570	28,779	69,757	57,772
Research and development	4,595	4,618	8,906	9,161
Depreciation	13,701	11,396	26,526	22,226
Amortization	16,552	17,439	32,855	34,764
Total costs and expenses	96,085	220,938	182,595	435,872

Operating income	$22,597	$21,292	$47,088	$43,895

(1)	Exclusive of depreciation and amortization.

	At June 30,	At December 31,
	2018	2017
Total assets
Games	$931,730	$925,186
FinTech	508,086	611,888
Total assets	$1,439,816	$1,537,074

Major Customers. For the three and six months ended June 30, 2018 and 2017, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 22% of our revenues for the three and six months ended June 30, 2018, and 26% and 27% for the three and six months ended June 30, 2017, respectively.

19.	SUBSEQUENT EVENTS

As of the filing date, we had not identified, and were not aware of, any subsequent event for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this filing, we refer to: (i) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements,” (ii) our Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) as our “Statements of Income (Loss),” (iii) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our unaudited condensed consolidated results of operations as our “Results of Operations.” Unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” refer to Everi Holdings Inc. (“Everi Holdings,” “Holdings” or “Everi”) together with its consolidated subsidiaries, including Everi Games Holding Inc. (“Everi Games Holding”), Everi Games Inc. (“Everi Games” or “Games”) and Everi Payments Inc. (“Everi FinTech” or “FinTech”).

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

Everi Holdings reports results of its operations based on the two operating segments: Games and Payments. Effective April 1, 2018, we changed the name of the operating segment previously referred to as “Payments” to “Financial

Technology Solutions” (“Everi FinTech” or “FinTech”). We believe this reference more accurately reflects the focus of the business segment on delivering innovative and integrated solutions. Everi’s FinTech solutions provide actionable information to enhance the efficiency of the casino operator, support the comprehensive regulatory and tax requirements of their gaming customers and improve players’ gaming experience by providing easy access to their funds and payment of winnings.

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

FinTech provides its casino customers cash access and related products and services including: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card cash access transaction and check verification and warranty services; (b) equipment that provides cash access and efficiency related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, internet-based gaming and lottery activities.

Trends and Developments Impacting our Business

Except as discussed herein, the key trends, developments and challenges facing us are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the three and six months ended June 30, 2018, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, which is incorporated herein by reference.

Impact of ASC 606 on the Comparability of Our Results of Operations

For a detailed discussion of the impact of adopting Accounting Standards Codification Topic 606 Revenues from Contracts with Customers (“ASC 606”), refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” and “Note 3 — Adoption of ASC 606, Revenue from Contracts with Customers” in Item 1: Financial Statements, which assesses the impact on our Financial Statements of ASC 606, which applies to us as of January 1, 2018. We determined that the impact of the adoption of ASC 606 utilizing the modified retrospective transition method had a significant impact on the presentation of our financial information, as compared to a gross presentation, in connection with the net basis of reporting of certain revenues and costs of revenues related to our cash access activities in our FinTech segment (with additional immaterial changes to certain revenues and cost of revenues related to our gaming operations activities of our Games segment). This net presentation will not have an effect on operating income (loss), net income (loss) or cash flows and does not have a material impact on the timing of revenues recognized and costs incurred under generally accepted accounting principles in the United States (“GAAP”).

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

Our chief operating decision-making group has determined the following to be the operating segments for which we conduct business: (a) Games and (b) FinTech. We have reported our financial performance based on our segments in both the current and prior periods. Each of these segments is monitored by our management for performance against our internal forecast and is consistent with our internal management reporting.

•

The Games segment provides solutions directly to gaming establishments to offer their patrons gaming entertainment related experiences including: leased gaming equipment; sales and maintenance related services of gaming equipment; gaming systems; and ancillary products and services.

•

The FinTech segment provides solutions directly to gaming establishments to offer their patrons cash access related services and products including: access to cash at gaming facilities via ATM cash withdrawals, credit card cash access transactions and POS debit card cash access transactions; check-related services; equipment and maintenance services; compliance, audit and data software; casino credit data and reporting services and other ancillary offerings.

Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we record depreciation and amortization expenses to the business segments.

Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

The following table presents our Results of Operations as reported for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 as reported and as adjusted for the retrospective impact of ASC 606 to reflect the prior period results on a net basis of presentation (amounts in thousands)*:

	Three Months Ended							2018 As Reported vs
	June 30, 2018		June 30, 2017					2017 As Adjusted
	$	%	$	%	$	$	%	$	%
	As Reported		As Reported		Adjustments	As Adjusted
Revenues
Games revenues
Gaming operations	$43,022	36%	$36,869	16%	$(120)	$36,749	36%	$6,273	17%
Gaming equipment and systems	22,278	19%	17,557	7%	—	17,557	17%	4,721	27%
Gaming other	648	1%	678	—%	—	678	1%	(30)	(4)%
Games total revenues	65,948	56%	55,104	23%	(120)	54,984	54%	10,964	20%

FinTech revenues
Cash access services	39,739	33%	175,442	72%	(139,961)	35,481	34%	4,258	12%
Equipment	4,765	4%	3,697	2%	—	3,697	4%	1,068	29%
Information services and other	8,230	7%	7,987	3%	—	7,987	8%	243	3%
FinTech total revenues	52,734	44%	187,126	77%	(139,961)	47,165	46%	5,569	12%

Total revenues	118,682	100%	242,230	100%	(140,081)	102,149	100%	16,533	16%

Costs and expenses
Games cost of revenues(1)
Gaming operations	4,211	4%	3,963	2%	(120)	3,843	3%	368	10%
Gaming equipment and systems	12,045	10%	8,740	3%	—	8,740	9%	3,305	38%
Gaming other	559	—%	536	—%	—	536	1%	23	4%
Games total cost of revenues	16,815	14%	13,239	5%	(120)	13,119	13%	3,696	28%

*	Rounding may cause variances.
(1)	Exclusive of depreciation and amortization.

	Three Months Ended							2018 As Reported vs
	June 30, 2018		June 30, 2017					2017 As Adjusted
	$	%	$	%	$	$	%	$	%
	As Reported		As Reported		Adjustments	As Adjusted
FinTech cost of revenues(1)
Cash access services	2,446	2%	142,445	59%	(139,961)	2,484	2%	(38)	(2)%
Equipment	3,426	3%	2,212	1%	—	2,212	2%	1,214	55%
Information services and other	980	1%	810	—%	—	810	1%	170	21%
FinTech total cost of revenues	6,852	6%	145,467	60%	(139,961)	5,506	5%	1,346	24%

Operating expenses	37,570	31%	28,779	12%	—	28,779	28%	8,791	31%
Research and development	4,595	4%	4,618	2%	—	4,618	5%	(23)	—%
Depreciation	13,701	12%	11,396	5%	—	11,396	11%	2,305	20%
Amortization	16,552	14%	17,439	7%	—	17,439	17%	(887)	(5)%
Total costs and expenses	96,085	81%	220,938	91%	(140,081)	80,857	79%	15,228	19%
Operating income	22,597	19%	21,292	9%	—	21,292	21%	1,305	6%

Other expenses
Interest expense, net of interest income	22,122	19%	23,881	10%	—	23,881	24%	(1,759)	(7)%
Loss on extinguishment of debt	166	—%	14,615	6%	—	14,615	14%	(14,449)	(99)%
Total other expenses	22,288	19%	38,496	16%	—	38,496	38%	(16,208)	(42)%

Income (loss) before income tax	309	—%	(17,204)	(7)%	—	(17,204)	(17)%	17,513	102%

Income tax (benefit) provision	(1,166)	(1)%	1,853	1%	—	1,853	2%	(3,019)	(163)%
Net income (loss)	$1,475	1%	$(19,057)	(8)%	$—	$(19,057)	(19)%	$20,532	108%

*	Rounding may cause variances.
(1)	Exclusive of depreciation and amortization.

Revenues

Total revenues increased by $16.5 million, or 16%, to $118.7 million for the three months ended June 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to higher Games and FinTech revenues.

Games revenues increased by $11.0 million, or 20%, to $66.0 million for the three months ended June 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to an increase in both unit sales and average daily win per unit on a higher installed base of leased machines.

FinTech revenues increased by $5.6 million, or 12%, to $52.7 million for the three months ended June 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to higher dollar and transaction volumes from cash access services and increased equipment sales.

Costs and Expenses

Games cost of revenues increased by $3.7 million, or 28%, to $16.8 million for the three months ended June 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to the costs associated with the additional unit sales and an increase in the overall costs of those units.

FinTech cost of revenues increased by $1.3 million, or 24%, to $6.9 million for the three months ended June 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to the costs associated with the additional equipment sales.

Operating expenses increased by $8.8 million, or 31%, to $37.6 million for the three months ended June 30, 2018, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses for both our Games and FinTech segments and impairment charges with respect to certain inventory component parts and leased assets impairment charges in our Games segment.

Depreciation increased by $2.3 million or 20%, to $13.7 million for the three months ended June 30, 2018 as compared to the same period in the prior year. This was primarily due to an increase in leased machines related to the Games segment.

Amortization decreased by $0.9 million, or 5%, to $16.6 million for the three months ended June 30, 2018, as compared to the same period in the prior year. This was primarily due to assets being fully amortized related to both our Games and FinTech segments.

Primarily as a result of the factors described above, operating income increased by $1.3 million, or 6%, to $22.6 million for the three months ended June 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. The operating margin was 19% for the three months ended June 30, 2018 compared to 21% for the same period in the prior year, as adjusted for the net versus gross retrospective impact of ASC 606.

Interest expense, net of interest income decreased by $1.8 million, or 7%, to $22.1 million for the three months ended June 30, 2018, as compared to the same period of the prior year. This was primarily due to lower interest expense as a result of our debt refinancing transactions in 2017 and an additional repricing of our New Term Loan Facilities in 2018, partially offset by an increase in our cash usage fees in connection with our commercial cash arrangements, higher fees with respect to our New Term Loan Facilities repricing activity and LIBOR increases over the past year.

Loss on extinguishment of debt was $0.2 million for the three months ended June 30, 2018 as a result of the repricing transaction completed in May 2018 as compared to $14.6 million for the three months ended June 30, 2017 as a result of our debt refinancing in May 2017.

Income tax benefit was $1.2 million for the three months ended June 30, 2018, as compared to an income tax provision of $1.9 million for the same period in the prior year. The income tax benefit reflected an effective income tax rate of negative 377.3% for the three months ended June 30, 2018 that was less than the statutory federal rate of 21.0%, which reflects the enactment of the Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”). This was primarily due to a decrease in our valuation allowance for deferred tax assets, the benefit from stock option exercises and the benefit from a research credit. The decrease in our valuation allowance is primarily due to the current quarter income and the interest deduction limitation (deferred tax asset) which can be offset against our indefinite lived deferred tax liabilities. The income tax provision reflected an effective income tax rate of negative 10.8% for the same period in the prior year, which was less than the statutory federal rate of 35.0%, primarily due to an increase in our valuation allowance for deferred tax assets, partially offset by state taxes, the benefit from stock option exercises, and the benefit from a research credit.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

The following table presents our Results of Operations as reported for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as reported and as adjusted for the retrospective impact of ASC 606 to reflect the prior period results on a net basis of presentation (amounts in thousands)*:

	Six Months Ended							2018 As Reported vs
	June 30, 2018		June 30, 2017					2017 As Adjusted
	$	%	$	%	$	$	%	$	%
	As Reported		As Reported		Adjustments	As Adjusted
Revenues
Games revenues
Gaming operations	$83,078	36%	$73,400	15%	$(135)	$73,265	36%	$9,813	13%
Gaming equipment and systems	42,431	19%	36,281	8%	—	36,281	18%	6,150	17%
Gaming other	656	—%	699	—%	—	699	—%	(43)	(6)%
Games total revenues	126,165	55%	110,380	23%	(135)	110,245	54%	15,920	14%

FinTech revenues
Cash access services	77,958	34%	347,175	73%	(276,466)	70,709	35%	7,249	10%
Equipment	9,183	4%	5,997	1%	—	5,997	3%	3,186	53%
Information services and other	16,377	7%	16,215	3%	—	16,215	8%	162	1%
FinTech total revenues	103,518	45%	369,387	77%	(276,466)	92,921	46%	10,597	11%

Total revenues	229,683	100%	479,767	100%	(276,601)	203,166	100%	26,517	13%

Costs and expenses
Games cost of revenues(1)
Gaming operations	8,393	4%	7,171	1%	(135)	7,036	3%	1,357	19%
Gaming equipment and systems	22,786	10%	17,976	4%	—	17,976	10%	4,810	27%
Gaming other	559	—%	536	—%	—	536	—%	23	4%
Games total cost of revenues	31,738	14%	25,683	5%	(135)	25,548	13%	6,190	24%
*	Rounding may cause variances.
(1)	Exclusive of depreciation and amortization.

	Six Months Ended							2018 As Reported vs
	June 30, 2018		June 30, 2017					2017 As Adjusted
	$	%	$	%	$	$	%	$	%
	As Reported		As Reported		Adjustments	As Adjusted
FinTech cost of revenues(1)
Cash access services	4,676	2%	281,106	59%	(276,466)	4,640	2%	36	1%
Equipment	5,940	3%	3,631	1%	—	3,631	2%	2,309	64%
Information services and other	2,197	1%	1,529	—%	—	1,529	1%	668	44%
FinTech total cost of revenues	12,813	6%	286,266	60%	(276,466)	9,800	5%	3,013	31%

Operating expenses	69,757	30%	57,772	12%	—	57,772	28%	11,985	21%
Research and development	8,906	4%	9,161	2%	—	9,161	5%	(255)	(3)%
Depreciation	26,526	12%	22,226	5%	—	22,226	11%	4,300	19%
Amortization	32,855	14%	34,764	7%	—	34,764	17%	(1,909)	(5)%
Total costs and expenses	182,595	79%	435,872	91%	(276,601)	159,271	79%	23,324	15%
Operating income	47,088	21%	43,895	9%	—	43,895	21%	3,193	7%

Other expenses
Interest expense, net of interest income	42,429	19%	48,938	10%	—	48,938	24%	(6,509)	(13)%
Loss on extinguishment of debt	166	—%	14,615	3%	—	14,615	7%	(14,449)	(99)%
Total other expenses	42,595	19%	63,553	13%	—	63,553	31%	(20,958)	(33)%

Income (loss) before income tax	4,493	2%	(19,658)	(4)%	—	(19,658)	(10)%	24,151	123%

Income tax (benefit) provision	(1,591)	(1)%	2,907	1%	—	2,907	1%	(4,498)	(155)%
Net income (loss)	$6,084	3%	$(22,565)	(5)%	$—	$(22,565)	(11)%	$28,649	127%
*	Rounding may cause variances.
(1)	Exclusive of depreciation and amortization.

Revenues

Total revenues increased by $26.5 million, or 13%, to $229.7 million for the six months ended June 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to higher Games and FinTech revenues.

Games revenues increased by $15.9 million, or 14%, to $126.3 million for the six months ended June 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to an increase in both unit sales and average selling prices and an increase in an average daily win per unit on a higher installed base of leased machines.

FinTech revenues increased by $10.6 million, or 11%, to $103.5 million for the six months ended June 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to higher dollar and transaction volumes from cash access services and increased equipment sales.

Costs and Expenses

Games cost of revenues increased by $6.2 million, or 24%, to $31.7 million for the six months ended June 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to the costs associated with the additional unit sales and an increase in the overall costs of those units.

FinTech cost of revenues increased by $3.0 million, or 31%, to $12.8 million for the six months ended June 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to the costs associated with the additional equipment sales.

Operating expenses increased by $12.0 million, or 21%, to $69.8 million for the six months ended June 30, 2018, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses for both our Games and FinTech segments and impairment charges with respect to certain inventory component parts and leased assets impairment charges in our Games segment.

Depreciation increased by $4.3 million or 19%, to $26.5 million for the six months ended June 30, 2018, as compared to the same period in the prior year. This was primarily due to an increase in leased machines related to the Games segment.

Amortization decreased by $1.9 million, or 5%, to $32.9 million for the six months ended June 30, 2018, as compared to the same period in the prior year. This was primarily due to assets being fully amortized related to both our Games and FinTech segments.

Primarily as a result of the factors described above, operating income increased by $3.2 million, or 7%, to $47.1 million for the six months ended June 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. The operating margin was 21% for the six months ended June 30, 2018 compared to 21% for the same period in the prior year, as adjusted for the net versus gross retrospective impact of ASC 606.

Interest expense, net of interest income decreased by $6.5 million, or 13%, to $42.4 million for the six months ended June 30, 2018, as compared to the same period of the prior year. This was primarily due to lower interest expense as a result of our debt refinancing transactions in 2017 and an additional repricing of our New Term Loan Facilities in 2018, partially offset by an increase in our cash usage fees in connection with our commercial cash arrangements, higher fees with respect to our New Term Loan Facilities repricing activity and LIBOR increases over the past year.

Loss on extinguishment of debt was $0.2 million for the six months ended June 30, 2018 as a result of the repricing transaction completed in May 2018 as compared to $14.6 million for the six months ended June 30, 2017 as a result of our debt refinancing in May 2017.

Income tax benefit was $1.6 million for the six months ended June 30, 2018, as compared to an income tax provision of $2.9 million for the same period in the prior year. The income tax benefit reflected an effective income tax rate of negative 35.4% for the six months ended June 30, 2018 that was less than the statutory federal rate of 21.0%, which reflects the enactment of the Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”). This was primarily due to a decrease in our valuation allowance for deferred tax assets and the benefit from a research credit. The decrease in our valuation allowance is primarily due to the income during the year and the interest deduction limitation (deferred tax asset) which can be offset against our indefinite lived deferred tax liabilities. The income tax provision reflected an effective income tax rate of negative 14.8% for the same period in the prior year, which was less than the statutory federal rate of 35.0%, primarily due to an increase in our valuation allowance for deferred tax assets, partially offset by state taxes, the benefit from stock option exercises, and the benefit from a research credit.

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

For the three and six months ended June 30, 2018, other than the adoption of Accounting Standards Update (“ASU”) 2014-09 and all subsequent amendments (collectively, ASC 606) and ASU 2016-18, there were no changes to the critical accounting policies and estimates discussed in our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Contract Combinations - Multiple Promised Goods and Services

Our contracts may include promises to transfer multiple goods and services to a customer. Our Games and FinTech businesses may enter into multiple agreements with the same customer that meet the criteria to be combined for accounting purposes under ASC 606. When this occurs, a SSP will be determined for each performance obligation in the combined arrangement and the consideration allocated between the respective performance obligations. We use our judgment to analyze the nature of the promises made and determine whether each is distinct or should be combined with other promises in the contract based on the level of integration and interdependency between the individual deliverables.

Disaggregation of Revenues

We disaggregate revenues based on the nature and timing of the cash flows generated by such revenues as presented in “Note 18 — Segment Information.”

Outbound Freight Costs

Upon transferring control of a good to a customer, the shipping and handling costs in connection with sale transactions are accounted for as fulfillment costs and included in cost of revenues.

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

Games Revenues

Gaming Operations

Games revenues are primarily generated by our gaming operations under placement, participation and development arrangements in which we provide our customers with player terminals, player terminal-content licenses, central determinant systems for devices placed in service in licensed jurisdictions and back-office equipment, collectively referred to herein as leased gaming equipment. We evaluate the recognition of lease revenues based on criteria set forth in ASC 840. Generally, under these arrangements, we retain ownership of the leased gaming equipment installed at customer facilities and we receive revenues based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee based on the number of player terminals installed at the facility. Revenues from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day.

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

Gaming operations revenues include revenues generated by Wide Area Progressive (“WAP”) systems, which consist of linked slot machines located in multiple casino properties that are connected to a central system. WAP-based gaming machines have a progressive jackpot we administer that increases with every wager until a player wins the top award combination. Casino operators pay us a percentage of the coin-in (the total amount wagered) for services related to the design, assembly, installation, operation, maintenance, administration and marketing of the WAP systems. The gaming operations revenues with respect to WAP-based gaming machines are presented in the Statements of Income (Loss) net of the jackpot expense, which is comprised of incremental amount funded by a portion of the coin-in from players. At such time a jackpot is won by a player, an additional jackpot expense is recorded with respect to the base seed amount required to fund the minimum level required by the respective WAP arrangement with the casino operator.

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

FinTech Revenues

Cash Access Services

Cash access services revenues are comprised of cash advance, ATM and check services revenue streams. We do not control the cash advance and ATM services provided to a customer and, therefore, we are acting as an agent whose performance obligation is to arrange for the provision of these services.

Cash advance revenues are comprised of transaction fees assessed to gaming patrons in connection with credit card cash access and POS debit card cash access transactions. Such fees are primarily based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash access or POS debit card cash access transaction amount. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis, which generally include: (i) commission expenses payable to casino operators; (ii) interchange fees payable to the network associations; and (iii) processing and related costs payable to other third party partners.

ATM revenues are primarily comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and reverse interchange fees paid to us by the patrons’ issuing banks. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis, which generally include: (i) commission expenses payable to casino operators; (ii) interchange fees payable to the network associations; and (iii) processing and related costs payable to other third party partners.

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

Our software represents a functional right-to-use license and the revenues are recognized at a point in time. Subscription services represent a stand-ready performance obligation and the revenues are recognized over a period of time using an input method based on time elapsed. Professional and other services revenues are recognized over a period of time using an input method based on time elapsed as services are provided, thereby reflecting the transfer of control to the customer.

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

In accordance with the SAB 118 guidance, some of the income tax effects recorded in 2017 are provisional, including the one-time transition tax, the effect on our valuation allowance including the stricter limits on interest deductions, and the re-measurement of our deferred tax assets and liabilities. In addition, we are still evaluating the Global Intangible Low-Taxed Income provisions of the 2017 Tax Act and its impact, if any, on our Financial Statements. The accounting for these income tax effects may be adjusted during 2018 as a result of continuing analysis of the 2017 Tax Act; additional implementation guidance from the IRS, state tax authorities, the SEC, the FASB, or the Joint Committee on Taxation; and new information from domestic or foreign equity affiliates. As of June 30, 2018, we have not finalized our analysis of these provisional amounts.

Restricted Cash

Our restricted cash, which is included in prepaid expenses and other assets, primarily consists of: (i) deposits held in connection with a sponsorship agreement; (ii) WAP-related restricted funds; and (iii) Internet related cash access activities. The current portion of restricted cash, which is included in prepaid expenses and other assets, was approximately $0.9 million as of June 30, 2018 and December 31, 2017. The non-current portion of restricted cash, which is included in other assets, was approximately $0.1 million as of June 30, 2018 and December 31, 2017. The current portion of restricted cash was approximately $0.5 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively. The non-current portion of restricted cash was approximately $0.1 million as of June 30, 2017 and December 31, 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents selected balance sheet information and an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At June 30,	At December 31
	2018	2017
Balance sheet data
Total assets	$1,439,816	$1,537,074
Total borrowings	1,165,597	1,167,843
Total stockholders’ deficit	(120,274)	(140,633)
Cash available
Cash and cash equivalents	$110,164	$128,586
Settlement receivables	139,314	227,403
Settlement liabilities	(217,473)	(317,744)
Net cash position(1)	32,005	38,245
Undrawn revolving credit facility	35,000	35,000
Net cash available(1)	$67,005	$73,245

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

Cash Resources

Our cash balance, cash flows and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at June 30, 2018 included cash in non-U.S. jurisdictions of approximately $14.7 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and as a result of the 2017 Tax Act, enacted on December 22, 2017, we will not be subject to additional taxation if we decide to repatriate foreign funds to the U.S., except for potential withholding tax.

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

We provide cash settlement services to our customers related to our cash access products. These services involve the movement of funds between the various parties associated with cash access transactions. These activities result in a balance due to us at the end of each business day for the face amount provided to patrons plus the service fee charged to those patrons that we recoup over the next few business days and classify as settlement receivables. These activities also result in a balance due to our customers at the end of each business day for the face amount provided to patrons that we remit over the next few business days and classify as settlement liabilities. As of June 30, 2018, we had $139.3 million in settlement receivables, for which we generally receive payment within one week. As of June 30, 2018, we had

$217.5 million in settlement liabilities due to our customers for these settlement services that are generally paid within the next month. As the timing of cash received from settlement receivables and payment of settlement liabilities may differ, the total amount of cash held by us will fluctuate throughout the year.

Sources and Uses of Cash

The following table presents a summary of our cash flow activity (in thousands):

	Six Months Ended June 30,		2018 vs 2017
	2018	2017	Change
Cash flow activities
Operating activities	$49,231	$74,092	$(24,861)
Investing activities	(67,974)	(46,738)	(21,236)
Financing activities	950	1,525	(575)
Effect of exchange rates on cash	(620)	882	(1,502)
Cash, cash equivalents and restricted cash
Net decrease for the period	(18,413)	29,761	(48,174)
Balance, beginning of the period	129,604	119,438	10,166
Balance, end of the period	$111,191	$149,199	$(38,008)
Cash flows provided by operating activities decreased by $24.9 million for the six months ended June 30, 2018, as compared to the same period in the prior year. This was primarily attributable to changes in working capital, partially offset by the change to a net income position from a net loss position.

Cash flows used in investing activities increased by $21.2 million for the six months ended June 30, 2018, as compared to the same period in the prior year. This was primarily attributable to additional capital expenditures and payments made under our placement fee agreements in our Games segment.

Cash flows provided by financing activities decreased by $0.1 million for the six months ended June 30, 2018, as compared to the same period in the prior year. This was primarily attributable to the debt refinancing transactions in 2017, debt repricing transaction in 2018 and principal loan repayments, offset by additional proceeds from the exercise of stock options in 2018 as compared to 2017.

Long-Term Debt

The following table summarizes our outstanding indebtedness (in thousands):

	At June 30,	At December 31
	2018	2017
Long-term debt
Senior secured term loan	$811,800	$815,900
Senior unsecured notes	375,000	375,000
Total debt	1,186,800	1,190,900
Less: debt issuance costs and discount	(21,203)	(23,057)
Total debt after debt issuance costs and discount	1,165,597	1,167,843
Less: current portion of long-term debt	(8,200)	(8,200)
Long-term debt, less current portion	$1,157,397	$1,159,643

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

On May 17, 2018, we entered into a Second Amendment (the “Second Amendment”) to the New Credit Agreement, which reduced the interest rate on the $813.9 million outstanding balance of the senior secured term loan under the Credit Agreement by 50 basis points to LIBOR + 3.00% from LIBOR + 3.50% with the LIBOR floor unchanged at 1.00%. The senior secured term loan under the Credit Agreement will be subject to a prepayment premium of 1.00% of the principal amount repaid for any voluntary prepayment or mandatory prepayment with proceeds of debt that has a lower effective yield than the repriced term loan or any amendment to the repriced term loan that reduces the interest rate thereon, in each case, to the extent occurring within six months of the effective date of the Second Amendment. The maturity date for the Credit Agreement remains May 9, 2024, and no changes were made to the financial covenants or other debt repayment terms. We incurred approximately $1.3 million of debt issuance costs and fees associated with the repricing of the New Term Loan Facility.

New Credit Facilities

The New Term Loan Facility matures seven years after the Closing Date and the New Revolving Credit Facility matures five years after the Closing Date. The New Revolving Credit Facility is available for general corporate purposes, including permitted acquisitions, working capital and the issuance of letters of credit.

The interest rate per annum applicable to loans under the New Revolving Credit Facility is, at Everi Payments’ option, the base rate or the Eurodollar Rate (defined to be the London Interbank Offered Rate or a comparable or successor rate) (the “Eurodollar Rate”) plus, in each case, an applicable margin. The interest rate per annum applicable to the New Term Loan Facility also is, at Everi Payments’ option, the base rate or the Eurodollar Rate plus, in each case, an applicable margin. The Eurodollar Rate is reset at the beginning of each selected interest period based on the Eurodollar Rate then in effect; provided that, if the Eurodollar Rate is below zero, then such rate will be equal to zero plus the applicable margin. The base rate is a fluctuating interest rate equal to the highest of: (i) the prime lending rate announced by the administrative agent; (ii) the federal funds effective rate from time to time plus 0.50%; and (iii) the Eurodollar Rate (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%. Prior to the effectiveness of the First Amendment on the Repricing Closing Date, the applicable margins for both the New Revolving Credit Facility and the New Term Loan Facility were: (i) 4.50% in respect of Eurodollar Rate loans and (ii) 3.50% in respect of base rate loans. The applicable margins for the New Term Loan Facility from and after the effectiveness of the First Amendment on the Repricing Closing Date through the effectiveness of the Second Amendment were: (i) 3.50% in respect of Eurodollar Rate loans and (ii) 2.50% in respect of base rate loans. The applicable margins for the New Term

Loan Facility from and after the effectiveness of the Second Amendment are: (i) 3.00% in respect of Eurodollar Rate loans and (ii) 2.00% in respect of base rate loans.

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

The New Credit Agreement governing the New Credit Facilities contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The New Credit Agreement governing the New Credit Facilities also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio. At June 30, 2018, our consolidated secured leverage ratio was 3.42 to 1.00, with a maximum allowable ratio of 5.00 to 1.00 (which maximum allowable ratio is reduced to 4.75 to 1.00 as of December 31, 2018, 4.50 to 1.00 as of December 31, 2019, 4.25 to 1.00 as of December 31, 2020, and 4.00 to 1.00 as of December 31, 2021 and each December 31 thereafter).

We were in compliance with the covenants and terms of the New Credit Facilities as of June 30, 2018.

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

For the three and six months ended June 30, 2018, the New Term Loan Facility had an applicable weighted average interest rate of 5.24% and 5.15%, respectively.

At June 30, 2018, we had $811.8 million of borrowings outstanding under the New Term Loan Facility and no borrowings outstanding under the New Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the New Revolving Credit Facility as of June 30, 2018.

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

We were in compliance with the terms of the 2017 Unsecured Notes as of June 30, 2018.

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

Off-Balance Sheet Arrangements

We have commercial arrangements with third party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Income (Loss), were $2.0 million and $3.7 million for the three and six months ended June 30, 2018, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2017, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.

Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on the Balance Sheets. The outstanding balances of ATM cash utilized by us were $225.3 million and $289.8 million as of June 30, 2018 and December 31, 2017, respectively.

The primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, with Wells Fargo, N.A. (“Wells Fargo”), provides us with cash in the maximum amount of $300.0 million with the ability to increase the amount by $75 million over a 5-day period for special occasions, such as the period around New Year’s Day. The agreement currently expires on June 30, 2020. We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three and six months ended June 30, 2018 and 2017.

Effects of Inflation

Our monetary assets, consisting primarily of cash, receivables, inventory and our non-monetary assets, consisting primarily of the deferred tax asset, goodwill and other intangible assets, are not significantly affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our operating expenses, such as those for salaries and benefits, armored carrier expenses, telecommunications expenses and equipment repair and maintenance services, which may not be readily recoverable in the financial terms under which we provide our Games and FinTech products and services to gaming establishments.

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

Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR. We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. The currency supplied by Wells Fargo was $225.3 million as of June 30, 2018. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $2.3 million impact on income before taxes over a 12-month period.

The New Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the New Credit Facilities paid based on a base rate or based on LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities.

The weighted average interest rate on the New Credit Facilities was 5.24% and 5.15% for the three and six months ended June 30, 2018, respectively. Based upon the outstanding balance on the New Credit Facilities of $811.8 million as of June 30, 2018, each 1% increase in the applicable LIBOR would have an $8.1 million impact on interest expense over a 12-month period. The interest rate on the 2017 Unsecured Notes is fixed, and therefore, an increase in LIBOR does not impact the interest expense associated with such notes.

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

Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2018

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases and Withholding of Equity Securities

	Total Number of Shares Purchased (1) (in thousands)	Average Price per Share (2)
Tax Withholdings
4/1/18 - 4/30/18	0.4	$6.57
5/1/18 - 5/31/18	0.4	$7.10
6/1/18 - 6/30/18	0.4	$8.25
Total	1.2	$7.31

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

10.1

Second Amendment to Credit Agreement, dated as of May 17, 2018, by and among Everi Payments, Inc., Everi Holdings, Inc., Everi Games Holding, Inc., Everi Games, Inc., Everi Interactive, LLC, Central Credit, LLC and GCA, MTL, LLC, the lenders signatory thereto and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2018).

10.2*	Form of Deferred Restricted Stock Units Agreement for the Board of Directors under the Company’s 2012 Equity Incentive Plan.

10.3*	Form of Notice of Grant of Deferred Restricted Stock Units for the Board of Directors under the Company’s 2012 Equity Incentive Plan.

10.4*	Form of Deferred Restricted Stock Units Agreement for the Board of Directors under the Company’s 2014 Equity Incentive Plan.

10.5*	Form of Notice of Grant of Deferred Restricted Stock Units for the Board of Directors under the Company’s 2014 Equity Incentive Plan.

10.6*	Form of Restricted Stock Units Agreement under the Company’s 2014 Equity Incentive Plan.

10.7*	Form of Notice of Grant of Restricted Stock Units (Performance-Based) for Executives under the Company’s 2014 Equity Incentive Plan.

10.8*	Form of Notice of Grant of Restricted Stock Units (Time-Based) under the Company’s 2014 Equity Incentive Plan.

10.9*	Form of Notice of Grant of Restricted Stock Units (Time-Based) for Executives under the Company’s 2014 Equity Incentive Plan.

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

August 7, 2018		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)