Form 10-Q
period 2018-09-30
Everi Holdings Inc.
filed 2018-11-06
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
(800) 833-7110
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of November 1, 2018, there were 70,193,655 shares of the registrant’s $0.001 par value per share common stock outstanding.

TABLE OF CONTENTS

		Page

PART I: FINANCIAL INFORMATION		3

Item 1:	Financial Statements	3

	Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4:	Controls and Procedures	49

PART II: OTHER INFORMATION		50

Item 1:	Legal Proceedings	50

Item 1A:	Risk Factors	50

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3:	Defaults Upon Senior Securities	50

Item 4:	Mine Safety Disclosures	50

Item 5:	Other Information	50

Item 6:	Exhibits	51

Signatures		52

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings (loss) per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Games revenues
Gaming operations	$43,540	$37,820	$126,618	$111,219
Gaming equipment and systems	21,068	16,292	63,499	52,574
Gaming other	1,231	1,340	1,887	2,039
Games total revenues	65,839	55,452	192,004	165,832

FinTech revenues
Cash access services	39,406	181,104	117,364	528,279
Equipment	7,155	3,011	16,338	9,008
Information services and other	7,930	7,755	24,307	23,970
FinTech total revenues	54,491	191,870	158,009	561,257

Total revenues	120,330	247,322	350,013	727,089

Costs and expenses
Games cost of revenues (1)
Gaming operations	4,607	4,045	13,000	11,216
Gaming equipment and systems	11,907	8,568	34,693	26,544
Gaming other	1,059	1,207	1,618	1,743
Games total cost of revenues	17,573	13,820	49,311	39,503

FinTech cost of revenues (1)
Cash access services	2,234	147,078	6,910	428,184
Equipment	3,846	1,887	9,786	5,518
Information services and other	949	873	3,146	2,402
FinTech total cost of revenues	7,029	149,838	19,842	436,104

Operating expenses	35,419	29,463	105,176	87,235
Research and development	5,407	4,545	14,313	13,706
Depreciation	17,304	12,539	43,830	34,765
Amortization	16,088	17,322	48,943	52,086
Total costs and expenses	98,820	227,527	281,415	663,399

Operating income	21,510	19,795	68,598	63,690

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Other expenses
Interest expense, net of interest income	20,160	23,368	62,589	72,306
Loss on extinguishment of debt	—	—	166	14,615
Total other expenses	20,160	23,368	62,755	86,921

Income (loss) before income tax	1,350	(3,573)	5,843	(23,231)

Income tax (benefit) provision	(719)	716	(2,310)	3,623
Net income (loss)	2,069	(4,289)	8,153	(26,854)
Foreign currency translation	(9)	602	(744)	1,710
Comprehensive income (loss)	$2,060	$(3,687)	$7,409	$(25,144)
Earnings (loss) per share
Basic	$0.03	$(0.06)	$0.12	$(0.40)
Diluted	$0.03	$(0.06)	$0.11	$(0.40)
Weighted average common shares outstanding
Basic	69,750	66,897	69,217	66,449
Diluted	74,594	66,897	73,712	66,449
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

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At September 30,	At December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$128,722	$128,586
Settlement receivables	225,210	227,403
Trade and other receivables, net of allowances for doubtful accounts of $6,537 and $4,706 at September 30, 2018 and December 31, 2017, respectively	61,652	47,782
Inventory	25,897	23,967
Prepaid expenses and other assets	22,720	20,670
Total current assets	464,201	448,408
Non-current assets
Property, equipment and leased assets, net	118,001	113,519
Goodwill	640,571	640,589
Other intangible assets, net	296,315	324,311
Other receivables	8,834	2,638
Other assets	6,319	7,609
Total non-current assets	1,070,040	1,088,666
Total assets	$1,534,241	$1,537,074
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Settlement liabilities	$304,594	$317,744
Accounts payable and accrued expenses	139,922	134,504
Current portion of long-term debt	8,200	8,200
Total current liabilities	452,716	460,448
Non-current liabilities
Deferred tax liability	35,403	38,207
Long-term debt, less current portion	1,156,207	1,159,643
Other accrued expenses and liabilities	3,130	19,409
Total non-current liabilities	1,194,740	1,217,259
Total liabilities	1,647,456	1,677,707
Commitments and contingencies (Note 13)
Stockholders’ deficit
Common stock, $0.001 par value, 500,000 shares authorized and 95,083 and 93,120 shares issued at September 30, 2018 and December 31, 2017, respectively	95	93
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	297,745	282,070
Accumulated deficit	(233,660)	(246,202)
Accumulated other comprehensive loss	(997)	(253)
Treasury stock, at cost, 24,890 and 24,883 shares at September 30, 2018 and December 31, 2017, respectively	(176,398)	(176,341)
Total stockholders’ deficit	(113,215)	(140,633)
Total liabilities and stockholders’ deficit	$1,534,241	$1,537,074

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$8,153	$(26,854)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	92,773	86,851
Amortization of financing costs and discounts	3,969	4,567
Loss on sale or disposal of assets	687	1,580
Accretion of contract rights	6,299	5,845
Provision for bad debts	8,342	7,946
Deferred income taxes	(2,804)	3,174
Write-down of inventory and fixed assets	2,575	—
Reserve for obsolescence	1,386	46
Loss on extinguishment of debt	166	14,615
Stock-based compensation	6,117	5,125
Adjustment to certain purchase accounting liabilities	(550)	—
Changes in operating assets and liabilities:
Settlement receivables	1,703	1,569
Trade and other receivables	(23,856)	2,767
Inventory	(4,824)	(5,314)
Prepaid and other assets	(1,146)	(3,145)
Settlement liabilities	(12,889)	(41,799)
Accounts payable and accrued expenses	6,281	12,981
Net cash provided by operating activities	92,382	69,954
Cash flows from investing activities
Capital expenditures	(78,545)	(70,057)
Proceeds from sale of fixed assets	83	4
Placement fee agreements	(15,300)	(13,132)
Net cash used in investing activities	(93,762)	(83,185)
Cash flows from financing activities
Proceeds from credit facility	—	820,000
Repayments of prior credit facility	—	(465,600)
Repayments of secured notes	—	(335,000)
Repayments of credit facilities	(6,150)	(2,050)
Debt issuance costs and discounts	(1,276)	(19,748)
Proceeds from exercise of stock options	9,529	4,046
Purchase of treasury stock	(57)	(21)
Net cash provided by financing activities	2,046	1,627
Effect of exchange rates on cash	(432)	1,365
Cash, cash equivalents and restricted cash
Net increase (decrease) for the period	234	(10,239)
Balance, beginning of the period	129,604	119,439
Balance, end of the period	$129,838	$109,200

See notes to unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2018	2017
Supplemental cash disclosures
Cash paid for interest	$54,930	$59,894
Cash paid for income tax	350	760
Cash refunded for income tax	4	200
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$2,591	$4,736
Accrued and unpaid placement fees added during the year	—	39,074
Transfer of leased gaming equipment to inventory	7,284	6,093

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
Everi Holdings reports its results of operations based on two operating segments: Games and FinTech. Effective April 1, 2018, we changed the name of the operating segment previously referred to as “Payments” to “Financial Technology Solutions” (“Everi FinTech” or “FinTech”). We believe this reference more accurately reflects the focus of the business segment on delivering innovative and integrated solutions to enhance the efficiency of the casino operator, support the comprehensive regulatory and tax requirements of their gaming customers and improve players’ gaming experience by providing easy access to their funds and payment of winnings.
Everi Games provides a number of products and services for casinos, including: (a) gaming machines primarily comprised of Class II and Class III slot machines placed under participation or fixed fee lease arrangements or sold to casino customers, including the award-winning TournEvent®; and (b) system software, licenses, ancillary equipment and maintenance to its casino customers. Everi Games also develops and manages the central determinant system for the video lottery terminals installed in the State of New York.
Everi FinTech provides its casino customers cash access and related products and services, including: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card cash access transactions and check verification and warranty services; (b) equipment that provides cash access and efficiency related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Other than the adoption of ASU 2014-09 and all subsequent amendments (collectively, ASC 606) and Accounting Standards Update (“ASU”) No. 2016-18, there have been no changes to our basis of presentation and significant accounting policies since the most recent filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Overall – Revenue Recognition
We evaluate the recognition of revenue based on the criteria set forth in ASC 606 and ASC 840, as appropriate. We recognize revenue upon transferring control of goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We enter into contracts with customers that may include various combinations of goods and services. Timing of the transfer of control varies based on the nature of the contract. We recognize revenue net of any sales and other taxes collected from customers, which are subsequently remitted to governmental authorities and are not included in revenues or operating expenses. We measure revenue based on the consideration specified in a contract with a customer and adjusted, as necessary.
We evaluate the composition of our revenues to ensure compliance with SEC Regulation S-X Section 210.5-3, which requires us to separately present certain categories of revenues that exceed the quantitative threshold on our Statements of Income (Loss).
Significant Judgments
We apply judgments or estimates to determine the performance obligations and the Stand-Alone Selling Price (“SSP”) of each identified performance obligation. The establishment of SSP requires judgment as to whether there is a sufficient quantity of items sold or renewed on a stand-alone basis and those prices demonstrate an appropriate level of concentration to conclude that a SSP exists. The SSP of our goods and services are generally determined based on observable prices, an adjusted market assessment approach or an expected cost plus margin approach. We utilize a residual approach only when the SSP for performance obligations with observable prices have been established and the remaining performance obligation in the contract with a customer does not have an observable price as it is uncertain or highly variable and, therefore, is not discernible.
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
Gaming operations revenues include amounts generated by Wide Area Progressive (“WAP”) systems, which consist of linked slot machines located in multiple casino properties that are connected to a central system. WAP-based gaming machines have a progressive jackpot we administer that increases with every wager until a player wins the top award combination. Casino operators pay us a percentage of the coin-in (the total amount wagered) for services related to the design, assembly, installation, operation, maintenance, administration and marketing of the WAP systems. The gaming operations revenues with respect to WAP-based gaming machines are presented in the Statements of Income (Loss) net of the jackpot expense, which is comprised of incremental amount funded by a portion of the coin-in from players. At such time a jackpot is won by a player, an additional jackpot expense is recorded with respect to the base seed amount required to fund the minimum level required by the respective WAP arrangement with the casino operator.
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
Restricted Cash
Our restricted cash primarily consists of: (i) deposits held in connection with a sponsorship agreement; (ii) WAP-related restricted funds; and (iii) Internet related cash access activities. The current portion of restricted cash, which is included in prepaid expenses and other assets, was approximately $1.0 million and $0.9 million as of September 30, 2018 and December 31, 2017, respectively. The non-current portion of restricted cash, which is included in other assets, was approximately $0.1 million as of September 30, 2018 and December 31, 2017. The current portion of restricted cash was approximately $0.6 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively. The non-current portion of restricted cash was approximately $0.1 million as of September 30, 2017 and December 31, 2016.
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30, 2018 and December 31, 2017, the fair value of notes receivable, net, approximated the carrying value due to contractual terms of trade and loans receivable generally being under 24 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (in thousands).

	Level of Hierarchy	Fair Value	Outstanding Balance
September 30, 2018
Term loan	2	$815,985	$809,750
Senior unsecured notes	1	$377,813	$375,000
December 31, 2017
Term loan	2	$826,099	$815,900
Senior unsecured notes	1	$372,656	$375,000
The term loan facility was reported at fair value using a Level 2 input as there were quoted prices in markets that were not considered active as of September 30, 2018 and December 31, 2017. The senior unsecured notes were reported at fair value using a Level 1 input as there were quoted prices in markets that were considered active as of September 30, 2018 and December 31, 2017.
Reclassification of Prior Year Balances
Reclassifications were made to the prior-period Financial Statements to conform to the current period presentation, except for the adoption impact of the application of ASC 606 utilizing the modified retrospective transition method.
Recent Accounting Guidance
Recently Adopted Accounting Guidance
In March 2018, the FASB issued ASU No. 2018-05, which provides guidance on accounting for the tax effects of the 2017 Tax Act (pursuant to SEC Staff Accounting Bulletin No. 118). The new standard is effective March 13, 2018. We have adopted this guidance in the quarter ended March 31, 2018. In accordance with this guidance, some of the income tax effects recorded in 2017 are provisional and may be adjusted during 2018.
In May 2014, the FASB issued ASU No. 2014-09, which creates ASC 606 and supersedes ASC Topic 605, “Revenue Recognition.” The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. The guidance in ASU 2014-9 was further updated by ASU 2016-08 in March 2016, which provided clarification on the implementation of the principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, which provides clarification on the implementation of performance obligations and licensing in ASU 2014-9. In May 2016, the FASB issued ASU 2016-11, which amended guidance provided in two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting over various topics relating to ASU 606. In May 2016, the FASB issued ASU 2016-12, which clarified various topics in ASC 606. In December 2016, the FASB issued ASU 2016-20, which clarified additional topics in ASC 606. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We adopted this guidance effective January 1, 2018 and have provided additional information with respect to the new revenue recognition topic elsewhere in this Note 2 disclosure and also in “Note 3 — Adoption of ASC 606, Revenue from Contracts with Customers.”
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
Recent Accounting Guidance Not Yet Adopted
In August 208, the FASB issued ASU No. 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact of adopting this guidance on our Financial Statements.
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
In June 2016, the FASB issued ASU No. 2016-13, which provides updated guidance on how an entity should measure credit losses on financial instruments. The new guidance replaces the current incurred loss measurement methodology with a lifetime expected loss measurement methodology, and is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance will be applied using a modified retrospective approach for the cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective and using a prospective approach for debt securities for which any other-than-temporary impairment had been recognized before the effective date. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting this guidance on our Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. We expect to make an accounting policy election where leases that are 12 months or less and do not include an option to purchase the underlying asset, will be treated similar to current operating lease accounting and will not be recorded on the balance sheet. For lessees, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, leases will be classified as operating, sales-type or direct financing with classification affecting the pattern of revenue and profit recognition in the income statement. In July, 2018, the FASB issued ASU No. 2018-10 - Codification Improvements to Topic 842, Leases and ASU No. 2018-11 - Leases (Topic 842): Targeted Improvements. ASU No. 2018-10 affects narrow aspects of the guidance previously issued and ASU No. 2018-11 provides a practical expedient for lessors on separating components of a contract and also includes an additional optional transition relief methodology for adopting the new standard. The guidance requires an entity to adopt the new standard, as amended, under a modified retrospective application to each prior reporting period presented in the financial statements with the cumulative effect recognized at the beginning of the earliest comparative period. With the optional transition relief methodology available, entities have an opportunity to adopt the new lease standard retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment, with certain practical expedients available. Based on the guidance, we intend to adopt the new standard effective on January 1, 2019 and, if necessary, will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We expect to apply certain practical expedients offered in the aforementioned guidance, such as those that state that the Company need not reassess: (a) whether expired or existing contracts contain leases, (b) the lease classification of expired or existing leases, or (c) initial direct costs for any existing leases.
While we are currently assessing the impact of this new lease standard on our financial statements, including evaluation of available practical expedients, we expect the following impact to our financial statements as summarized within the table below.

Lessor Perspective	Preliminary Expected Impact Upon Adoption
Games Segment	We expect accounting for leases to be consistent with our current practices; however, there may be differences as we continue to evaluate the impact to our gaming operations revenue stream.
FinTech Segment	We do not typically have leases in which we are the lessor, however, we are continuing to assess our conclusions under Topic 842.

Lessee Perspective	Preliminary Expected Impact Upon Adoption
Games and FinTech Segments
We expect to recognize operating lease ROU assets and liabilities primarily associated with real estate leases on our Balance Sheets for lease contracts with terms that are longer than 12 months with no material impact to the Statements of Income (Loss). The operating lease ROU assets and liabilities are expected to be recognized at the commencement date based on the present value of lease payments over the lease terms. Our lease contracts may include renewal options to extend the terms and, when it is reasonably certain that we expect to exercise the options, they will be factored into the analysis, as applicable. Operating lease expenses will be recognized on a straight-line basis over the lease terms. In the event we enter into financing lease arrangements, the costs will be amortized utilizing the effective interest method.

The Company is in the process of identifying and implementing appropriate changes to its business processes, systems and controls to support lease accounting and disclosures under Topic 842. We expect our quantitative and qualitative disclosures regarding Topic 842 to increase post adoption of the guidance.
We do not anticipate that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

3.    ADOPTION OF ASC 606, “REVENUE FROM CONTRACTS WITH CUSTOMERS”
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
The following table presents the impact of the application of ASC 606 utilizing the modified retrospective transition method to certain line items on our Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
	As Reported	Adjustments	Without Adoption of ASC 606
Revenues
Games revenues
Gaming operations	$43,540	$697	$44,237
Games total revenues	65,839	697	66,536

FinTech revenues
Cash access services	39,406	160,985	200,391
Equipment	7,155	(748)	6,407
FinTech total revenues	54,491	160,237	214,728

Total revenues	120,330	160,934	281,264

Costs and expenses
Games cost of revenues(1)
Gaming operations	4,607	697	5,304
Games total cost of revenues	17,573	697	18,270

FinTech cost of revenues(1)
Cash access services	2,234	160,985	163,219
Equipment	3,846	(446)	3,400
FinTech total cost of revenues	7,029	160,539	167,568

Total costs and expenses	98,820	161,236	260,056

Operating income	21,510	(302)	21,208

Income before income tax	1,350	(302)	1,048

Income tax benefit	(719)	—	(719)
Net income	2,069	(302)	1,767

Comprehensive income	2,060	(302)	1,758
(1) Exclusive of depreciation and amortization.
The adoption of ASC 606 utilizing the modified retrospective transition method did not have a material impact to our Balance Sheets and Cash Flows as of and for the three months ended September 30, 2018.

	Nine Months Ended September 30, 2018
	As Reported	Adjustments	Without Adoption of ASC 606
Revenues
Games revenues
Gaming operations	$126,618	$1,778	$128,396
Games total revenues	192,004	1,778	193,782

FinTech revenues
Cash access services	117,364	471,433	588,797
Equipment	16,338	(1,088)	15,250
FinTech total revenues	158,009	470,345	628,354

Total revenues	350,013	472,123	822,136

Costs and expenses
Games cost of revenues(1)
Gaming operations	13,000	1,778	14,778
Games total cost of revenues	49,311	1,778	51,089

FinTech cost of revenues(1)
Cash access services	6,910	470,884	477,794
Equipment	9,786	(543)	9,243
FinTech total cost of revenues	19,842	470,341	490,183

Total costs and expenses	281,415	472,119	753,534

Operating income	68,598	4	68,602

Income before income tax	5,843	4	5,847

Income tax benefit	(2,310)	—	(2,310)
Net income	8,153	4	8,157

Comprehensive income	7,409	4	7,413
(1) Exclusive of depreciation and amortization.
The adoption of ASC 606 utilizing the modified retrospective transition method did not have a material impact to our Balance Sheets and Cash Flows as of and for the nine months ended September 30, 2018.
4.    BUSINESS COMBINATIONS
We account for business combinations in accordance with ASC 805, which requires that the identifiable assets acquired and liabilities assumed be recorded at their estimated fair values on the acquisition date separately from goodwill, which is the excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities. We include the results of operations of an acquired business as of the acquisition date. We had no material acquisitions for the three and nine months ended September 30, 2018 and 2017.

In August 2015, we acquired certain assets of Resort Advantage, LLC (“Resort Advantage”), a supplier of comprehensive and integrated solutions for complete Financial Crimes Enforcement Network (“FinCEN”) and Internal Revenue Service regulatory compliance to the gaming industry, for an aggregate purchase price of approximately $13.3 million, of which we estimated that approximately $4.7 million (the “earn out liability”) would be paid under the provisions of the agreement over a period of 40 months (the “payout period”) based upon an evaluation over a period of 36 months (the “earn out period”) following the closing of the transaction. With the earn out period having expired in August 2018, we analyzed the remaining earn out liability of approximately $0.8 million, as of September 30, 2018, and determined that approximately $0.6 million would not be realized; therefore, we reversed that amount into income, which resulted in an estimate of approximately $0.2 million to be potentially paid under the provisions of the agreement over the remaining term set to expire in December 2018. The Resort Advantage acquisition did not have a material impact on our results of operations or financial condition.
5.    FUNDING AGREEMENTS
Commercial Cash Arrangements
We have commercial arrangements with third party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Income (Loss), were approximately $1.6 million and $5.3 million for the three and nine months ended September 30, 2018, respectively, and approximately $1.2 million and $3.5 million for the three and nine months ended September 30, 2017, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balances of ATM cash utilized by us from the third parties were approximately $194.2 million and $289.8 million as of September 30, 2018 and December 31, 2017, respectively.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, with Wells Fargo, N.A. Wells Fargo, provides us with cash in the maximum amount of $300 million with the ability to increase the amount by $75 million over a 5-day period for holidays, such as the period around New Year’s Day. The agreement currently expires on June 30, 2020. We are responsible for any losses of cash in the ATMs under this agreement, and we self‑insure for this risk. We incurred no material losses related to this self‑insurance for the three and nine months ended September 30, 2018 and 2017.
Site-Funded ATMs
We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability included within settlement liabilities in the accompanying Balance Sheets was approximately $209.8 million and $210.8 million as of September 30, 2018 and December 31, 2017, respectively.
Everi-Funded ATMs
We enter into agreements with customers for certain of our Canadian ATMs whereby we provide the cash required to operate the ATMs. We supplied approximately $2.3 million and $6.9 million of our cash for these ATMs at September 30, 2018 and December 31, 2017, respectively, which represents an outstanding balance under such agreements at the end of the period. Such amounts are reported within settlement receivables line of our Balance Sheets.
Prefunded Cash Access Agreements
Due to certain regulatory requirements, some international gaming establishments require prefunding of cash to cover all outstanding settlement amounts in order for us to provide cash access services to their properties. We enter into agreements with these operators for which we supply our cash access services for their properties. Under these agreements, we maintain sole discretion to either continue or cease operations as well as discretion over the amounts prefunded to the properties and may request amounts to be refunded to us, with appropriate notice to the operator, at any time. The initial prefunded amounts and subsequent amounts from the settlement of transactions are deposited into a bank account that is to be used exclusively for cash access services, and we maintain the right to monitor all transaction activity in that account. The total amount of prefunded cash outstanding was approximately $6.2 million and $8.4 million at September 30, 2018 and December 31, 2017, respectively, and is included in prepaid expenses and other assets on our Balance Sheets.

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

	At September 30,	At December 31,
	2018	2017
Trade and other receivables, net
Games trade and loans receivables	$46,231	$38,070
FinTech trade and loans receivables(1)	23,047	10,780
Other receivables	1,208	1,570
Total trade and other receivables, net	70,486	50,420
Less: non-current portion of receivables
Games trade and loans receivables	(2,409)	(1,267)
FinTech trade and loans receivables(1)	(6,425)	(1,371)
Total non-current portion of receivables	(8,834)	(2,638)
Total trade and other receivables, current portion	$61,652	$47,782
(1) In connection with the adoption of ASC 606 utilizing the modified retrospective transition method, we recorded an immaterial cumulative adjustment with respect to certain amounts that had been previously deferred under the then existing revenue recognition guidance as of December 31, 2017 that required recognition under ASC 606 as of the effective date of adoption in accumulated deficit.
At least quarterly, we evaluate the collectability of the outstanding balances and establish a reserve for the amount of the expected losses on our receivables. The allowance for doubtful accounts for trade receivables was approximately $6.5 million and $4.7 million as of September 30, 2018 and December 31, 2017, respectively, and included approximately $3.0 million and $2.7 million of check warranty reserves, respectively. The provision for doubtful customer accounts receivable is generally included within operating expenses in the Statements of Income (Loss).
7.    INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight. The inventory is stated at the lower of cost or net realizable value and accounted for using the FIFO method.
There was no material impairment of our inventory for the three and nine months ended September 30, 2018 and 2017.
We recorded an immaterial impairment charge of approximately $1.8 million in our Games segment for the nine months ended September 30, 2018 to reduce the carrying value of certain component parts to their fair values. The adjustment was included in operating expenses in our Statements of Income (Loss).
Inventory consisted of the following (in thousands):

	At September 30,	At December 31,
	2018	2017
Inventory
Component parts, net of reserves of $1,631 and $1,327 at September 30, 2018 and December 31, 2017, respectively	$23,032	$18,782
Work-in-progress	1,248	985
Finished goods	1,617	4,200
Total inventory	$25,897	$23,967

8.    PREPAID AND OTHER ASSETS
Prepaid and other assets include the balance of prepaid expenses, deposits, debt issuance costs on our New Revolving Credit Facility (defined herein), restricted cash and other assets. The current portion of these assets is included in prepaid and other assets and the non-current portion is included in other assets, both of which are contained within the Balance Sheets.
The balance of the current portion of prepaid and other assets consisted of the following (in thousands):

	At September 30,	At December 31,
	2018	2017
Prepaid expenses and other assets
Deposits	$8,717	$9,003
Prepaid expenses	10,071	6,426
Other	3,932	5,241
Total prepaid expenses and other assets	$22,720	$20,670
The balance of the non-current portion of other assets consisted of the following (in thousands):

	At September 30,	At December 31,
	2018	2017
Other assets
Prepaid expenses and deposits	$5,275	$4,103
Debt issuance costs of revolving credit facility	703	849
Other	341	2,657
Total other assets	$6,319	$7,609

9.    PROPERTY, EQUIPMENT AND LEASED ASSETS
Property, equipment and leased assets consist of the following (in thousands):

		At September 30, 2018			At December 31, 2017
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, equipment and leased assets
Rental pool - deployed	2-4	$184,724	$102,078	$82,646	$162,319	$80,895	$81,424
Rental pool - undeployed	2-4	21,061	12,622	8,439	17,366	9,374	7,992
FinTech equipment	3-5	26,855	20,698	6,157	25,907	18,654	7,253
Leasehold and building improvements	Lease Term	11,724	6,504	5,220	10,981	5,211	5,770
Machinery, office and other equipment	2-5	42,943	27,404	15,539	35,167	24,087	11,080
Total		$287,307	$169,306	$118,001	$251,740	$138,221	$113,519
Depreciation expense related to property, equipment and leased assets totaled approximately $17.3 million and $43.8 million for the three and nine months ended September 30, 2018 and approximately $12.5 million and $34.8 million for the three and nine months ended September 30, 2017, respectively.

There was no material impairment of our property, equipment and leased assets for the three and nine months ended September 30, 2018 and 2017.
We recorded an immaterial impairment charge of approximately $0.8 million in our Games segment for the nine months ended September 30, 2018 to reduce the carrying value of certain leased assets to their fair values. The adjustment was included in operating expenses in our Statements of Income (Loss).
10.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $640.6 million at September 30, 2018 and at December 31, 2017.
In accordance with ASC 350, we test goodwill at the reporting unit level, which is identified as an operating segment or one level below, for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
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
There was no impairment identified for our goodwill for the three and nine months ended September 30, 2018 and 2017.
Other Intangible Assets
Other intangible assets consist of the following (in thousands):

		At September 30, 2018			At December 31, 2017
	Weighted Average Remaining Life (years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	4	$57,440	$10,057	$47,383	$57,231	$3,910	$53,321
Customer contracts	6	51,175	45,531	5,644	51,175	43,638	7,537
Customer relationships	8	231,100	79,377	151,723	231,100	63,653	167,447
Developed technology and software	2	270,048	183,126	86,922	249,064	158,919	90,145
Patents, trademarks and other	4	29,168	24,525	4,643	29,046	23,185	5,861
Total		$638,931	$342,616	$296,315	$617,616	$293,305	$324,311
Amortization expense related to other intangible assets was approximately $16.1 million and $48.9 million for the three and nine months ended September 30, 2018, respectively, and approximately $17.3 million and $52.1 million for the three and nine months ended September 30, 2017, respectively.
We evaluate our other intangible assets for potential impairment in connection with our quarterly review process. There was no material impairment identified for any of our other intangible assets for the three and nine months ended September 30, 2018 and 2017.

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
We paid approximately $5.6 million and $17.1 million in placement fees, including $0.4 million and $1.8 million of imputed interest, to a customer for the three and nine months ended September 30, 2018, respectively, and approximately $10.1 million and $13.1 million in placement fees for the three and nine months ended September 30, 2017.
11.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (in thousands):

	At September 30,	At December 31,
	2018	2017
Accounts payable and accrued expenses
Trade accounts payable	$66,067	$59,435
Placement fees(1)	22,328	22,328
Accrued interest	8,637	5,766
Deferred and unearned revenues	13,472	10,450
Cash access processing and related expenses	6,727	8,932
Payroll and related expenses	11,335	14,178
Accrued taxes	2,410	2,112
Other	8,946	11,303
Total accounts payable and accrued expenses	$139,922	$134,504
(1) The total outstanding balance of the placement fee liability was approximately $22.3 million and $39.1 million as of September 30, 2018 and December 31, 2017, respectively. The remaining placement fee liability was considered current portion due to the remaining obligation being due within twelve months of September 30, 2018. The remaining non-current placement fees of approximately $16.8 million as of December 31, 2017 were included in other accrued expenses and liabilities in our Balance Sheets.
12.    LONG-TERM DEBT
The following table summarizes our outstanding indebtedness (in thousands):

	At September 30,	At December 31,
	2018	2017
Long-term debt
Senior secured term loan	$809,750	$815,900
Senior unsecured notes	375,000	375,000
Total debt	1,184,750	1,190,900
Less: debt issuance costs and discount	(20,343)	(23,057)
Total debt after debt issuance costs and discount	1,164,407	1,167,843
Less: current portion of long-term debt	(8,200)	(8,200)
Long-term debt, less current portion	$1,156,207	$1,159,643

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
The New Credit Agreement governing the New Credit Facilities contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The New Credit Agreement governing the New Credit Facilities also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio. At September 30, 2018, our consolidated secured leverage ratio was 3.33 to 1.00, with a maximum allowable ratio of 5.00 to 1.00 (which maximum allowable ratio is reduced to 4.75 to 1.00 as of December 31, 2018, 4.50 to 1.00 as of December 31, 2019, 4.25 to 1.00 as of December 31, 2020, and 4.00 to 1.00 as of December 31, 2021 and each December 31 thereafter).
We were in compliance with the covenants and terms of the New Credit Facilities as of September 30, 2018.
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
For the three and nine months ended September 30, 2018, the New Term Loan Facility had an applicable weighted average interest rate of 5.09% and 5.13%, respectively.
At September 30, 2018, we had $809.8 million of borrowings outstanding under the New Term Loan Facility and no borrowings outstanding under the New Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the New Revolving Credit Facility as of September 30, 2018.
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
In December 2017, we issued $375 million in aggregate principal amount of 7.50% Senior Unsecured Notes due 2025 (the “2017 Unsecured Notes”) under an indenture (the “2017 Notes Indenture”), dated December 5, 2017, among Everi Payments (as issuer), Holdings and certain of its direct and indirect domestic subsidiaries as guarantors, and Deutsche Bank Trust Company Americas, as trustee. Interest on the 2017 Unsecured Notes accrues at a rate of 7.50% per annum and is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2018. The 2017 Unsecured Notes will mature on December 15, 2025. We incurred approximately $6.1 million of debt issuance costs and fees associated with the issuance of the 2017 Unsecured Notes.
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
We were in compliance with the terms of the 2017 Unsecured Notes as of September 30, 2018.
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
14.    SHAREHOLDERS’ EQUITY
Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of September 30, 2018 and December 31, 2017, we had no shares of preferred stock outstanding.

Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of September 30, 2018 and December 31, 2017, we had 95,083,271 and 93,119,988 shares of common stock issued, respectively.
Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We withheld from restricted stock awards 1,215 and 7,431 shares of common stock for the three and nine months ended September 30, 2018, respectively, at an aggregate purchase price of $9,424 and $56,702, respectively, and 1,365 and 4,394 shares of common stock for the three and nine months ended September 30, 2017, respectively, at an aggregate purchase price of $10,115 and $20,706, respectively, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.
15.    WEIGHTED AVERAGE COMMON SHARES
The weighted average number of shares of common stock outstanding used in the computation of basic and diluted loss per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average shares
Weighted average number of common shares outstanding - basic	69,750	66,897	69,217	66,449
Potential dilution from equity awards(1)	4,844	—	4,495	—
Weighted average number of common shares outstanding - diluted(1)	74,594	66,897	73,712	66,449
(1) The potential dilution excludes the weighted average effect of equity awards to purchase approximately 3.7 million and 7.4 million shares of common stock for the three and nine months ended September 30, 2018, respectively, because the application of the treasury stock method, as required, makes them anti-dilutive. The Company was in a net loss position for the three and nine months ended September 30, 2017; therefore, potentially dilutive common shares were excluded as their effects would be anti-dilutive under the application of the treasury stock method. Equity awards to purchase approximately 8.0 million and 12.0 million of common stock for the three and nine months ended September 30, 2017 were excluded from the diluted net loss per share results.
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

A summary of award activity is as follows (in thousands):

	Stock Options Granted	Restricted Stock Awards Granted	Restricted Stock Units Granted
Outstanding, December 31, 2017	19,131	74	—
Granted	20	—	1,857
Exercised options or vested shares	(1,963)	(27)	—
Canceled or forfeited	(1,324)	—	(40)
Outstanding, September 30, 2018	15,864	47	1,817
There are approximately 3.1 million awards of our common stock available for future equity grants, both under the Amended and Restated 2014 Plan and the 2012 Plan.
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
There were no market-based option awards granted during the nine months ended September 30, 2018.
The fair values of our standard time-based options were determined as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	3%	2%
Expected life of options (in years)	6	6
Expected volatility	53%	54%
Expected dividend yield	—%	—%
The fair values of our market-based options were determined as of the date of grant using a lattice-based option valuation model with the following assumptions:

Nine Months Ended September 30,
2017
Risk-free interest rate	3%
Measurement period (in years)	10
Expected volatility	70%
Expected dividend yield	—%

The following table presents the options activity:

	Number of Options (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Life Remaining (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	19,131	$5.34	6.4	$45,887
Granted	20	$7.88
Exercised	(1,963)	$4.86
Canceled or forfeited	(1,324)	$5.65
Outstanding, September 30, 2018	15,864	$5.38	6.3	$60,147
Vested and expected to vest, September 30, 2018	14,839	$5.43	6.3	$55,553
Exercisable, September 30, 2018	9,529	$6.13	5.6	$28,945
There were 20,000 options granted for the three and nine months ended September 30, 2018 and 45,750 and 4.1 million options granted for the three and nine months ended September 30, 2017, respectively. The weighted average grant date fair value per share of options granted was $4.15 for the three and nine months ended September 30, 2018 and $3.85 and $1.86 for the three and nine months ended September 30, 2017, respectively. The total intrinsic value of options exercised was $2.7 million and $6.5 million for the three and nine months ended September 30, 2018, respectively, and $0.8 million and $2.8 million for the three and nine months ended September 30, 2017.
There was approximately $4.3 million in unrecognized compensation expense related to options expected to vest as of September 30, 2018. This cost is expected to be recognized on a straight-line basis over a weighted average period of 3 years. We recorded approximately $4.7 million during the nine months ended September 30, 2018 in non-cash compensation expense related to options granted that were expected to vest as of September 30, 2018. During the three and nine months ended September 30, 2018, we received approximately $3.2 million and $9.5 million, respectively, in cash from the exercise of options.
There was $11.7 million in unrecognized compensation expense related to options expected to vest as of September 30, 2017. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.3 years. We recorded approximately $4.8 million during the nine months ended September 30, 2017 in non-cash compensation expense related to options granted that were expected to vest as of September 30, 2017. We received approximately $2.2 million and $4.0 million in cash from the exercise of options for the three and nine months ended September 30, 2017, respectively.
Restricted Stock Awards
The following is a summary of non-vested share awards for our time-based restricted stock:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)
Outstanding, December 31, 2017	74	$7.00
Granted	—	$—
Vested	(27)	$6.86
Forfeited	—	$—
Outstanding, September 30, 2018	47	$7.08
There were no shares of restricted stock granted for the three and nine months ended September 30, 2018. The total fair value of restricted stock vested was $33,307 and $185,359 for the three and nine months ended September 30, 2018, respectively, and $37,958 and $121,979 for the three and nine months ended September 30, 2017, respectively.
There was approximately $0.1 million in unrecognized compensation expense related to shares of restricted stock expected to vest as of September 30, 2018. This cost is expected to be recognized on a straight-line basis over a weighted average period of 0.3 years. During the nine months ended September 30, 2018, there were 27,003 shares of restricted stock that vested and we recorded approximately $0.4 million in non-cash compensation expense related to restricted stock expected to vest.

There was approximately $0.7 million in unrecognized compensation expense related to shares of restricted stock expected to vest as of September 30, 2017. This cost was expected to be recognized on a straight-line basis over a weighted average period of 1.2 years. During the nine months ended September 30, 2017, there were 16,071 shares of restricted stock that vested and we recorded $0.3 million in non-cash compensation expense related to the restricted stock expected to vest.
Restricted Stock Units
The following is a summary of non-vested RSU awards:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Life Remaining (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	—	$—
Granted	1,857	$7.49
Vested	—	$—
Forfeited	(40)	$7.47
Outstanding, September 30, 2018	1,817	$7.49	2.3	$16,662
Vested and expected to vest, September 30, 2018	1,172	$7.50	2.1	$10,744
The time-based RSUs granted during the three and nine months ended September 30, 2018 vest at a rate of 25% per year on each of the first four anniversaries of the grant dates.
The performance-based RSUs granted during the nine months ended September 30, 2018 will be evaluated by our Compensation Committee of our Board of Directors after a performance period, beginning on the date of grant through December 31, 2020, based on certain revenue and Adjusted EBITDA growth rate metrics, with achievement of each measure to be determined independently of one another. If the performance criteria of the metrics are approved, the eligible awards will become vested on the third anniversary of the grant dates.
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
There were approximately 1.9 million shares of RSU awards granted for the nine months ended September 30, 2018. There were no RSUs granted for the nine months ended September 30, 2017. There were no RSUs vested during the nine months ended September 30, 2018 and 2017.
There was approximately $7.3 million in unrecognized compensation expense related to RSU awards expected to vest as of September 30, 2018. This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.2 years. We recorded approximately $1.0 million in non-cash compensation expense related to RSU awards during the nine months ended September 30, 2018.
17.    INCOME TAXES
The income tax benefit reflected an effective income tax rate of negative 53.3% and negative 39.5% for the three and nine months ended September 30, 2018, respectively, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets and the benefit from a research credit. The decrease in our valuation allowance is primarily due to the income during the year and the interest deduction limitation (deferred tax asset) which can be offset against our indefinite lived deferred tax liabilities. The income tax provision reflected an effective income tax rate of negative 20.0% and a negative 15.6% for the three and nine months ended September 30, 2017, respectively, which was less than the statutory federal rate of 35.0%, primarily due to an increase in our valuation allowance for deferred tax assets, partially offset by state taxes, the benefit from stock option exercises, and the benefit from a research credit.
We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of September 30, 2018, we recorded $0.9 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. We have not accrued any penalties and interest for our unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate any other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Income (Loss).
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”). SAB 118 was added to the FASB codification in March 2018 with the issuance of ASU 2018-5. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740 Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act is incomplete but for which they are able to determine a reasonable estimate, it must record a provisional amount in the financial statements. Provisional treatment is proper in light of anticipated additional guidance from various taxing authorities, the SEC, the FASB, and even the Joint Committee on Taxation. Provisional treatment is also necessary if the company is waiting for final financial information from domestic and foreign equity investments. If a company cannot determine a provisional amount to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.
In accordance with the SAB 118 guidance, some of the income tax effects recorded in 2017 are provisional, including the one-time transition tax, the effect on our valuation allowance including the stricter limits on interest deductions, and the re-measurement of our deferred tax assets and liabilities. In addition, we are still evaluating the Global Intangible Low-Taxed Income provisions of the 2017 Tax Act and its impact, if any, on our Financial Statements. The accounting for these income tax effects may be adjusted during 2018 as a result of continuing analysis of the 2017 Tax Act; additional implementation guidance from the IRS, state tax authorities, the SEC, the FASB, or the Joint Committee on Taxation; and new information from domestic or foreign equity affiliates. As of September 30, 2018, we have not finalized our analysis of these provisional amounts.
18.    SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group (the “CODM”). Our CODM consists of the Chief Executive Officer and the Chief Financial Officer. Our CODM allocates resources and measures profitability based on our operating segments, which are managed and reviewed separately, as each represent products and services that can be sold separately to our customers. Our segments are monitored by management for performance against our internal forecasts.
We have reported our financial performance based on our segments in both the current and prior periods. Our CODM determined that our operating segments for conducting business are: (a) Games; and (b) FinTech:

•
The Games segment provides solutions directly to gaming establishments to offer their patrons gaming entertainment-related experiences including: leased gaming equipment; gaming systems; sales and maintenance related services of gaming equipment; and ancillary products and services.

•
The FinTech segment provides solutions directly to gaming establishments to offer their patrons cash access-related services and products, including: access to cash at gaming facilities via ATM cash withdrawals; credit card cash access transactions and POS debit card cash access transactions; check-related services; equipment and maintenance services; compliance, audit and data software; casino credit data and reporting services and other ancillary offerings.

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

The following tables present segment information (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Games
Revenues
Gaming operations	$43,540	$37,820	$126,618	$111,219
Gaming equipment and systems	21,068	16,292	63,499	52,574
Gaming other	1,231	1,340	1,887	2,039
Total revenues	65,839	55,452	192,004	165,832

Costs and expenses
Cost of revenues(1)
Gaming operations	4,607	4,045	13,000	11,216
Gaming equipment and systems	11,907	8,568	34,693	26,544
Gaming other	1,059	1,207	1,618	1,743
Cost of revenues	17,573	13,820	49,311	39,503

Operating expenses	13,969	9,967	42,186	31,163
Research and development	5,407	4,545	14,313	13,706
Depreciation	15,847	10,863	39,099	29,591
Amortization	13,789	14,470	41,181	42,568
Total costs and expenses	66,585	53,665	186,090	156,531
Operating (loss) income	$(746)	$1,787	$5,914	$9,301
(1) Exclusive of depreciation and amortization.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
FinTech
Revenues
Cash access services	$39,406	$181,104	$117,364	$528,279
Equipment	7,155	3,011	16,338	9,008
Information services and other	7,930	7,755	24,307	23,970
Total revenues	54,491	191,870	158,009	561,257
Costs and expenses
Cost of revenues(1)
Cash access services	2,234	147,078	6,910	428,184
Equipment	3,846	1,887	9,786	5,518
Information services and other	949	873	3,146	2,402
Cost of revenues	7,029	149,838	19,842	436,104

Operating expenses	21,450	19,496	62,990	56,072
Depreciation	1,457	1,676	4,731	5,174
Amortization	2,299	2,852	7,762	9,518
Total costs and expenses	32,235	173,862	95,325	506,868
Operating income	$22,256	$18,008	$62,684	$54,389
(1) Exclusive of depreciation and amortization.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Total Games and FinTech
Revenues	$120,330	$247,322	$350,013	$727,089
Costs and expenses
Cost of revenues(1)	24,602	163,658	69,153	475,607
Operating expenses	35,419	29,463	105,176	87,235
Research and development	5,407	4,545	14,313	13,706
Depreciation	17,304	12,539	43,830	34,765
Amortization	16,088	17,322	48,943	52,086
Total costs and expenses	98,820	227,527	281,415	663,399
Operating income	$21,510	$19,795	$68,598	$63,690
(1) Exclusive of depreciation and amortization.

	At September 30,	At December 31,
	2018	2017
Total assets
Games	$918,623	$925,186
FinTech	615,618	611,888
Total assets	$1,534,241	$1,537,074

Major Customers. For the three and nine months ended September 30, 2018 and 2017, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 18% of our revenues for the three and nine months ended September 30, 2018, and approximately 25% and 26% for the three and nine months ended September 30, 2017, respectively.

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
Everi Holdings reports its results of operations based on two operating segments: Games and FinTech. Effective April 1, 2018, we changed the name of the operating segment previously referred to as “Payments” to “Financial Technology Solutions” (“Everi FinTech” or “FinTech”). We believe this reference more accurately reflects the focus of the business segment on delivering innovative and integrated solutions to enhance the efficiency of the casino operator, support the comprehensive regulatory and tax requirements of their gaming customers and improve players’ gaming experience by providing easy access to their funds and payment of winnings.

Everi Games provides a number of products and services for casinos, including: (a) gaming machines primarily comprised of Class II and Class III slot machines placed under participation or fixed fee lease arrangements or sold to casino customers, including the award-winning TournEvent®; and (b) system software, licenses, ancillary equipment and maintenance to its casino customers. Everi Games also develops and manages the central determinant system for the video lottery terminals installed in the State of New York.
Everi FinTech provides its casino customers cash access and related products and services, including: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card cash access transactions and check verification and warranty services; (b) equipment that provides cash access and efficiency related services; (c) products and services that improve credit decision making, automate cashier operations and enhance patron marketing activities for gaming establishments; (d) compliance, audit and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.
Trends and Developments Impacting our Business
Except as discussed herein, the key trends, developments and challenges facing us are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. During the three and nine months ended September 30, 2018, there have been no significant changes in these trends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Developments and Challenges” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, which is incorporated herein by reference.
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
Operating Segments
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group (the “CODM”). Our CODM consists of the Chief Executive Officer and the Chief Financial Officer. Our CODM allocates resources and measures profitability based on our operating segments, which are managed and reviewed separately, as each represent products and services that can be sold separately to our customers. Our segments are monitored by management for performance against our internal forecasts.
We have reported our financial performance based on our segments in both the current and prior periods. Our CODM determined that our operating segments for conducting business are: (a) Games; and (b) FinTech:

•
The Games segment provides solutions directly to gaming establishments to offer their patrons gaming entertainment-related experiences including: leased gaming equipment; gaming systems; sales and maintenance related services of gaming equipment; and ancillary products and services.

•
The FinTech segment provides solutions directly to gaming establishments to offer their patrons cash access-related services and products, including: access to cash at gaming facilities via ATM cash withdrawals; credit card cash access transactions and POS debit card cash access transactions; check-related services; equipment and maintenance services; compliance, audit and data software; casino credit data and reporting services and other ancillary offerings.

Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we record depreciation and amortization expenses to the business segments.
Our business is predominantly domestic, with no specific regional concentrations and no significant assets in foreign locations.

Results of Operations
Three months ended September 30, 2018 compared to three months ended September 30, 2017
The following table presents our Results of Operations as reported for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 as reported and as adjusted for the retrospective impact of ASC 606 to reflect the prior period results on a net basis of presentation (amounts in thousands)*:

	Three Months Ended							2018 As Reported vs
	September 30, 2018		September 30, 2017					2017 As Adjusted
	$	%	$	%	$	$	%	$	%
	As Reported		As Reported		Adjustments	As Adjusted
Revenues
Games revenues
Gaming operations	$43,540	36%	$37,820	15%	$(143)	$37,677	37%	$5,863	16%
Gaming equipment and systems	21,068	18%	16,292	6%	—	16,292	16%	4,776	29%
Gaming other	1,231	1%	1,340	1%	—	1,340	1%	(109)	(8)%
Games total revenues	65,839	55%	55,452	22%	(143)	55,309	54%	10,530	19%

FinTech revenues
Cash access services	39,406	32%	181,104	73%	(144,620)	36,484	36%	2,922	8%
Equipment	7,155	6%	3,011	1%	—	3,011	3%	4,144	138%
Information services and other	7,930	7%	7,755	4%	—	7,755	7%	175	2%
FinTech total revenues	54,491	45%	191,870	78%	(144,620)	47,250	46%	7,241	15%

Total revenues	120,330	100%	247,322	100%	(144,763)	102,559	100%	17,771	17%

Costs and expenses
Games cost of revenues(1)
Gaming operations	4,607	4%	4,045	2%	(143)	3,902	4%	705	18%
Gaming equipment and systems	11,907	10%	8,568	4%	—	8,568	8%	3,339	39%
Gaming other	1,059	1%	1,207	—%	—	1,207	1%	(148)	(12)%
Games total cost of revenues	17,573	15%	13,820	6%	(143)	13,677	13%	3,896	28%
* Rounding may cause variances.
(1) Exclusive of depreciation and amortization.

	Three Months Ended							2018 As Reported vs
	September 30, 2018		September 30, 2017					2017 As Adjusted
	$	%	$	%	$	$	%	$	%
	As Reported		As Reported		Adjustments	As Adjusted
FinTech cost of revenues(1)
Cash access services	2,234	2%	147,078	59%	(144,620)	2,458	2%	(224)	(9)%
Equipment	3,846	3%	1,887	1%	—	1,887	2%	1,959	104%
Information services and other	949	1%	873	1%	—	873	1%	76	9%
FinTech total cost of revenues	7,029	6%	149,838	61%	(144,620)	5,218	5%	1,811	35%

Operating expenses	35,419	29%	29,463	12%	—	29,463	29%	5,956	20%
Research and development	5,407	4%	4,545	2%	—	4,545	4%	862	19%
Depreciation	17,304	14%	12,539	4%	—	12,539	12%	4,765	38%
Amortization	16,088	14%	17,322	7%	—	17,322	17%	(1,234)	(7)%
Total costs and expenses	98,820	82%	227,527	92%	(144,763)	82,764	81%	16,056	19%
Operating income	21,510	18%	19,795	8%	—	19,795	19%	1,715	9%

Other expenses
Interest expense, net of interest income	20,160	17%	23,368	9%	—	23,368	23%	(3,208)	(14)%
Loss on extinguishment of debt	—	—%	—	—%	—	—	—%	—	—%
Total other expenses	20,160	17%	23,368	9%	—	23,368	23%	(3,208)	(14)%

Income (loss) before income tax	1,350	1%	(3,573)	(1)%	—	(3,573)	(3)%	4,923	138%

Income tax (benefit) provision	(719)	(1)%	716	—%	—	716	1%	(1,435)	(200)%
Net income (loss)	$2,069	2%	$(4,289)	(2)%	—	$(4,289)	(4)%	$6,358	(148)%
* Rounding may cause variances.
(1) Exclusive of depreciation and amortization.
Revenues
Total revenues increased by $17.8 million, or 17%, to $120.3 million for the three months ended September 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to higher Games and FinTech revenues.
Games revenues increased by $10.5 million, or 19%, to $65.8 million for the three months ended September 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to an increase in both unit sales and average daily win per unit on a higher installed base of leased machines.
FinTech revenues increased by $7.2 million, or 15%, to $54.5 million for the three months ended September 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to higher transaction volumes from cash access services and increased equipment sales.

Costs and Expenses
Games cost of revenues increased by $3.9 million, or 28%, to $17.6 million for the three months ended September 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to the costs associated with the additional unit sales and an increase in the overall costs of our sales and leased machines.
FinTech cost of revenues increased by $1.8 million, or 35%, to $7.0 million for the three months ended September 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to the costs associated with the additional equipment sales.
Operating expenses increased by $6.0 million, or 20%, to $35.4 million for the three months ended September 30, 2018, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses and consulting fees for both our Games and FinTech segments. Our Games segment also incurred an increase in costs related to inventory disposals. This overall increase was partially offset by the Resort Advantage acquisition earn out liability adjustment, related to our FinTech Segment, due to the expiration of the earn out period in August 2018.
Research and development increased by $0.9 million, or 19%, to $5.4 million for the three months ended September 30, 2018, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses for our Games segment.
Depreciation increased by $4.8 million, or 38%, to $17.3 million for the three months ended September 30, 2018 as compared to the same period in the prior year. This was primarily driven by the increase in the installed base of leased gaming machines and adjustments to the remaining useful lives of certain of the gaming fixed assets related to our Games segment.
Amortization decreased by $1.2 million, or 7%, to $16.1 million for the three months ended September 30, 2018, as compared to the same period in the prior year. This was primarily due to assets being fully amortized related to both our Games and FinTech segments.
Primarily as a result of the factors described above, operating income increased by $1.7 million, or 9%, to $21.5 million for the three months ended September 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. The operating margin was 18% for the three months ended September 30, 2018 compared to 19% for the same period in the prior year, as adjusted for the net versus gross retrospective impact of ASC 606.
Interest expense, net of interest income decreased by $3.2 million, or 14%, to $20.2 million for the three months ended September 30, 2018, as compared to the same period of the prior year. This was primarily due to lower interest expense as a result of our debt refinancing transactions in 2017 and an additional repricing of our New Term Loan Facilities in 2018, partially offset by an increase in our cash usage fees in connection with our commercial cash arrangements and the impact of LIBOR increases during the past year.
Income tax benefit was $0.7 million for the three months ended September 30, 2018, as compared to an income tax provision of $0.7 million for the same period in the prior year. The income tax benefit reflected an effective income tax rate of negative 53.3% for the three months ended September 30, 2018 that was less than the statutory federal rate of 21.0%, which reflects the enactment of the Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”). This was primarily due to a decrease in our valuation allowance for deferred tax assets, the benefit from stock option exercises and the benefit from a research credit. The decrease in our valuation allowance is primarily due to the current quarter income and the interest deduction limitation (deferred tax asset) which can be offset against our indefinite lived deferred tax liabilities. The income tax provision reflected an effective income tax rate of negative 20.0% for the same period in the prior year, which was less than the statutory federal rate of 35.0%, primarily due to an increase in our valuation allowance for deferred tax assets, partially offset by state taxes, the benefit from stock option exercises, and the benefit from a research credit.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
The following table presents our Results of Operations as reported for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2018 as reported and as adjusted for the retrospective impact of ASC 606 to reflect the prior period results on a net basis of presentation (amounts in thousands)*:

	Nine Months Ended							2018 As Reported vs
	September 30, 2018		September 30, 2017					2017 As Adjusted
	$	%	$	%	$	$	%	$	%
	As Reported		As Reported		Adjustments	As Adjusted
Revenues
Games revenues
Gaming operations	$126,618	36%	$111,219	15%	$(278)	$110,941	36%	$15,677	14%
Gaming equipment and systems	63,499	18%	52,574	8%	—	52,574	17%	10,925	21%
Gaming other	1,887	1%	2,039	—%	—	2,039	1%	(152)	(7)%
Games total revenues	192,004	55%	165,832	23%	(278)	165,554	54%	26,450	16%
FinTech revenues
Cash access services	117,364	34%	528,279	73%	(421,086)	107,193	35%	10,171	9%
Equipment	16,338	5%	9,008	1%	—	9,008	3%	7,330	81%
Information services and other	24,307	6%	23,970	3%	—	23,970	8%	337	1%
FinTech total revenues	158,009	45%	561,257	77%	(421,086)	140,171	46%	17,838	13%
Total revenues	350,013	100%	727,089	100%	(421,364)	305,725	100%	44,288	14%
Costs and expenses
Games cost of revenues(1)
Gaming operations	13,000	4%	11,216	1%	(278)	10,938	4%	2,062	19%
Gaming equipment and systems	34,693	10%	26,544	4%	—	26,544	8%	8,149	31%
Gaming other	1,618	—%	1,743	—%	—	1,743	1%	(125)	(7)%
Games total cost of revenues	49,311	14%	39,503	5%	(278)	39,225	13%	10,086	26%
* Rounding may cause variances.
(1) Exclusive of depreciation and amortization.

	Nine Months Ended							2018 As Reported vs
	September 30, 2018		September 30, 2017					2017 As Adjusted
	$	%	$	%	$	$	%	$	%
	As Reported		As Reported		Adjustments	As Adjusted
FinTech cost of revenues(1)
Cash access services	6,910	2%	428,184	59%	(421,086)	7,098	2%	(188)	(3)%
Equipment	9,786	3%	5,518	1%	—	5,518	2%	4,268	77%
Information services and other	3,146	1%	2,402	—%	—	2,402	1%	744	31%
FinTech total cost of revenues	19,842	6%	436,104	60%	(421,086)	15,018	5%	4,824	32%
Operating expenses	105,176	30%	87,235	12%	—	87,235	29%	17,941	21%
Research and development	14,313	3%	13,706	2%	—	13,706	4%	607	4%
Depreciation	43,830	13%	34,765	5%	—	34,765	11%	9,065	26%
Amortization	48,943	14%	52,086	7%	—	52,086	17%	(3,143)	(6)%
Total costs and expenses	281,415	80%	663,399	91%	(421,364)	242,035	79%	39,380	16%
Operating income	68,598	20%	63,690	9%	—	63,690	21%	4,908	8%
Other expenses
Interest expense, net of interest income	62,589	18%	72,306	10%	—	72,306	24%	(9,717)	(13)%
Loss on extinguishment of debt	166	—%	14,615	2%	—	14,615	4%	(14,449)	(99)%
Total other expenses	62,755	18%	86,921	12%	—	86,921	28%	(24,166)	(28)%
Income (loss) before income tax	5,843	2%	(23,231)	(3)%	—	(23,231)	(8)%	29,074	125%
Income tax (benefit) provision	(2,310)	(1)%	3,623	—%	—	3,623	1%	(5,933)	(164)%
Net income (loss)	$8,153	2%	$(26,854)	(4)%	—	$(26,854)	(9)%	$35,007	(130)%
* Rounding may cause variances.
(1) Exclusive of depreciation and amortization.
Revenues
Total revenues increased by $44.3 million, or 14%, to $350.0 million for the nine months ended September 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to higher Games and FinTech revenues.
Games revenues increased by $26.5 million, or 16%, to $192.0 million for the nine months ended September 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to an increase in both unit sales and average selling prices and an increase in the average daily win per unit on a higher installed base of leased machines.
FinTech revenues increased by $17.8 million, or 13%, to $158.0 million for the nine months ended September 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to higher dollar and transaction volumes from cash access services and increased equipment sales.
Costs and Expenses
Games cost of revenues increased by $10.1 million, or 26%, to $49.3 million for the nine months ended September 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to the costs associated with the additional unit sales and an increase in the overall costs of our sales and leased machines.

FinTech cost of revenues increased by $4.8 million, or 32%, to $19.8 million for the nine months ended September 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to the costs associated with the additional equipment sales.
Operating expenses increased by $17.9 million, or 21%, to $105.2 million for the nine months ended September 30, 2018, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses and consulting fees for both our Games and FinTech segments. Our Games segment also incurred an increase in costs related to inventory disposals and leased assets impairment charges. This overall increase was partially offset by the Resort Advantage acquisition earn out liability adjustment, related to our FinTech Segment, due to the expiration of the earn out period in August 2018.
Research and development increased by $0.6 million, or 4%, to $14.3 million for the nine months ended September 30, 2018, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses for our Games segment.
Depreciation increased by $9.1 million or 26%, to $43.8 million for the nine months ended September 30, 2018, as compared to the same period in the prior year. This was primarily driven by the increase in the installed base of leased gaming machines and adjustments to the remaining useful lives of certain of the gaming fixed assets related to our Games Segment.
Amortization decreased by $3.1 million, or 6%, to $48.9 million for the nine months ended September 30, 2018, as compared to the same period in the prior year. This was primarily due to assets being fully amortized related to both our Games and FinTech segments.
Primarily as a result of the factors described above, operating income increased by $4.9 million, or 8%, to $68.6 million for the nine months ended September 30, 2018, as compared to the same period in the prior year as adjusted for the net versus gross retrospective impact of ASC 606. The operating margin was 20% for the nine months ended September 30, 2018 compared to 21% for the same period in the prior year, as adjusted for the net versus gross retrospective impact of ASC 606.
Interest expense, net of interest income decreased by $9.7 million, or 13%, to $62.6 million for the nine months ended September 30, 2018, as compared to the same period of the prior year. This was primarily due to lower interest expense as a result of our debt refinancing transactions in 2017 and an additional repricing of our New Term Loan Facilities in 2018, partially offset by an increase in our cash usage fees in connection with our commercial cash arrangements and the impact of LIBOR increases during the past year.
Loss on extinguishment of debt was $0.2 million for the nine months ended September 30, 2018 in connection with the repricing transaction completed in May 2018 as compared to $14.6 million for the nine months ended September 30, 2017 as a result of our debt refinancing in May 2017.
Income tax benefit was $2.3 million for the nine months ended September 30, 2018, as compared to an income tax provision of $3.6 million for the same period in the prior year. The income tax benefit reflected an effective income tax rate of negative 39.5% for the nine months ended September 30, 2018 that was less than the statutory federal rate of 21.0%, which reflects the enactment of the Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”). This was primarily due to a decrease in our valuation allowance for deferred tax assets and the benefit from a research credit. The decrease in our valuation allowance is primarily due to the income during the year and the interest deduction limitation (deferred tax asset) which can be offset against our indefinite lived deferred tax liabilities. The income tax provision reflected an effective income tax rate of negative 15.6% for the same period in the prior year, which was less than the statutory federal rate of 35.0%, primarily due to an increase in our valuation allowance for deferred tax assets, partially offset by state taxes, the benefit from stock option exercises, and the benefit from a research credit.
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
For the three and nine months ended September 30, 2018, other than the adoption of Accounting Standards Update (“ASU”) 2014-09 and all subsequent amendments (collectively, ASC 606) and ASU 2016-18, there were no changes to the critical accounting policies and estimates discussed in our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Overall – Revenue Recognition
We evaluate the recognition of revenue based on the criteria set forth in ASC 606 and ASC 840, as appropriate. We recognize revenue upon transferring control of goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We enter into contracts with customers that may include various combinations of goods and services. Timing of the transfer of control varies based on the nature of the contract. We recognize revenue net of any sales and other taxes collected from customers, which are subsequently remitted to governmental authorities and are not included in revenues or operating expenses. We measure revenue based on the consideration specified in a contract with a customer and adjusted, as necessary.
We evaluate the composition of our revenues to ensure compliance with SEC Regulation S-X Section 210.5-3, which requires us to separately present certain categories of revenues that exceed the quantitative threshold on our Statements of Income (Loss).
Significant Judgments
We apply judgments or estimates to determine the performance obligations and the Stand-Alone Selling Price (“SSP”) of each identified performance obligation. The establishment of SSP requires judgment as to whether there is a sufficient quantity of items sold or renewed on a stand-alone basis and those prices demonstrate an appropriate level of concentration to conclude that a SSP exists. The SSP of our goods and services are generally determined based on observable prices, an adjusted market assessment approach or an expected cost plus margin approach. We utilize a residual approach only when the SSP for performance obligations with observable prices have been established and the remaining performance obligation in the contract with a customer does not have an observable price as it is uncertain or highly variable and, therefore, is not discernible.
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
Gaming operations revenues include amounts generated by Wide Area Progressive (“WAP”) systems, which consist of linked slot machines located in multiple casino properties that are connected to a central system. WAP-based gaming machines have a progressive jackpot we administer that increases with every wager until a player wins the top award combination. Casino operators pay us a percentage of the coin-in (the total amount wagered) for services related to the design, assembly, installation, operation, maintenance, administration and marketing of the WAP systems. The gaming operations revenues with respect to WAP-based gaming machines are presented in the Statements of Income (Loss) net of the jackpot expense, which is comprised of incremental amount funded by a portion of the coin-in from players. At such time a jackpot is won by a player, an additional jackpot expense is recorded with respect to the base seed amount required to fund the minimum level required by the respective WAP arrangement with the casino operator.
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
In accordance with the SAB 118 guidance, some of the income tax effects recorded in 2017 are provisional, including the one-time transition tax, the effect on our valuation allowance including the stricter limits on interest deductions, and the re-measurement of our deferred tax assets and liabilities. In addition, we are still evaluating the Global Intangible Low-Taxed Income provisions of the 2017 Tax Act and its impact, if any, on our Financial Statements. The accounting for these income tax effects may be adjusted during 2018 as a result of continuing analysis of the 2017 Tax Act; additional implementation guidance from the IRS, state tax authorities, the SEC, the FASB, or the Joint Committee on Taxation; and new information from domestic or foreign equity affiliates. As of September 30, 2018, we have not finalized our analysis of these provisional amounts.

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
Liquidity and Capital Resources
Overview
The following table presents selected balance sheet information and an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At September 30,	At December 31,
	2018	2017
Balance sheet data
Total assets	$1,534,241	$1,537,074
Total borrowings	1,164,407	1,167,843
Total stockholders’ deficit	(113,215)	(140,633)
Cash available
Cash and cash equivalents	$128,722	$128,586
Settlement receivables	225,210	227,403
Settlement liabilities	(304,594)	(317,744)
Net cash position(1)	49,338	38,245
Undrawn revolving credit facility	35,000	35,000
Net cash available(1)	$84,338	$73,245
(1) Non-GAAP measure. In order to enhance investor understanding of our cash balance, we are providing in this Quarterly Report on Form 10-Q net cash position and net cash available, which are not measures of our financial performance or position under GAAP. Accordingly, these measures should not be considered in isolation or as a substitute for, and should be read in conjunction with, our cash and cash equivalents prepared in accordance with GAAP. We define (i) net cash position as cash and cash equivalents plus settlement receivables less settlement liabilities and (ii) net cash available as net cash position plus undrawn amounts available under our New Revolving Credit Facility (defined herein). We present net cash position because our cash position, as measured by cash and cash equivalents, depends upon changes in settlement receivables and the timing of payments related to settlement liabilities. As such, our cash and cash equivalents can change substantially based upon the timing of our receipt of payments for settlement receivables and payments we make to customers for our settlement liabilities. We present net cash available as management monitors this amount in connection with the forecasting of cash flows and future cash requirements.
Cash Resources
Our cash balance, cash flows and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at September 30, 2018 included cash in non-U.S. jurisdictions of approximately $22.4 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and as a result of the 2017 Tax Act, enacted on December 22, 2017, we will not be subject to additional taxation if we decide to repatriate foreign funds to the U.S., except for potential withholding tax.
We expect that our cash provided by operating activities will be sufficient for our operating and debt servicing needs during the foreseeable future. If not, we have sufficient borrowings available under our New Credit Facilities to meet additional funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly-available information. Based upon that information, we believe there is not a likelihood that any of our lenders might not be able to honor their commitments under the Credit Agreement.

We provide cash settlement services to our customers related to our cash access products. These services involve the movement of funds between the various parties associated with cash access transactions. These activities result in a balance due to us at the end of each business day for the face amount provided to patrons plus the service fee charged to those patrons that we recoup over the next few business days and classify as settlement receivables. These activities also result in a balance due to our customers at the end of each business day for the face amount provided to patrons that we remit over the next few business days and classify as settlement liabilities. As of September 30, 2018, we had $225.2 million in settlement receivables, for which we generally receive payment within one week. As of September 30, 2018, we had $304.6 million in settlement liabilities due to our customers for these settlement services that are generally paid within the next month. As the timing of cash received from settlement receivables and payment of settlement liabilities may differ, the total amount of cash held by us will fluctuate throughout the year.
Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Nine Months Ended September 30,		2018 vs 2017
	2018	2017	Change
Cash flow activities
Operating activities	$92,382	$69,954	$22,428
Investing activities	(93,762)	(83,185)	(10,577)
Financing activities	2,046	1,627	419
Effect of exchange rates on cash	(432)	1,365	(1,797)
Cash, cash equivalents and restricted cash
Net increase (decrease) for the period	234	(10,239)	10,473
Balance, beginning of the period	129,604	119,439	10,165
Balance, end of the period	$129,838	$109,200	$20,638
Cash flows provided by operating activities increased by $22.4 million for the nine months ended September 30, 2018, as compared to the same period in the prior year. This was primarily attributable to the change to a net income position from a net loss position, partially offset by changes in working capital.
Cash flows used in investing activities increased by $10.6 million for the nine months ended September 30, 2018, as compared to the same period in the prior year. This was primarily attributable to additional capital expenditures and payments made under our placement fee agreements in our Games segment.
Cash flows provided by financing activities increased by $0.4 million for the nine months ended September 30, 2018, as compared to the same period in the prior year. This was primarily attributable to additional proceeds from the exercise of stock options in 2018 as compared to 2017, partially offset by the debt repricing transaction in 2018, the debt refinancing transactions in 2017 and principal loan repayments.
Long-Term Debt
The following table summarizes our outstanding indebtedness (in thousands):

	At September 30,	At December 31,
	2018	2017
Long-term debt
Senior secured term loan	$809,750	$815,900
Senior unsecured notes	375,000	375,000
Total debt	1,184,750	1,190,900
Less: debt issuance costs and discount	(20,343)	(23,057)
Total debt after debt issuance costs and discount	1,164,407	1,167,843
Less: current portion of long-term debt	(8,200)	(8,200)
Long-term debt, less current portion	$1,156,207	$1,159,643

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
The New Credit Agreement governing the New Credit Facilities contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The New Credit Agreement governing the New Credit Facilities also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio. At September 30, 2018, our consolidated secured leverage ratio was 3.33 to 1.00, with a maximum allowable ratio of 5.00 to 1.00 (which maximum allowable ratio is reduced to 4.75 to 1.00 as of December 31, 2018, 4.50 to 1.00 as of December 31, 2019, 4.25 to 1.00 as of December 31, 2020, and 4.00 to 1.00 as of December 31, 2021 and each December 31 thereafter).
We were in compliance with the covenants and terms of the New Credit Facilities as of September 30, 2018.
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
For the three and nine months ended September 30, 2018, the New Term Loan Facility had an applicable weighted average interest rate of 5.09% and 5.13%, respectively.
At September 30, 2018, we had $809.8 million of borrowings outstanding under the New Term Loan Facility and no borrowings outstanding under the New Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the New Revolving Credit Facility as of September 30, 2018.
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
We were in compliance with the terms of the 2017 Unsecured Notes as of September 30, 2018.
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
Off-Balance Sheet Arrangements
We have commercial arrangements with third party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Income (Loss), were $1.6 million and $5.3 million for the three and nine months ended September 30, 2018, respectively, and $1.2 million and $3.5 million for the three and nine months ended September 30, 2017, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on the Balance Sheets. The outstanding balances of ATM cash utilized by us from the third party vendors were $194.2 million and $289.8 million as of September 30, 2018 and December 31, 2017, respectively.

The primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, with Wells Fargo, N.A. (“Wells Fargo”), provides us with cash in the maximum amount of $300.0 million with the ability to increase the amount by $75 million over a 5-day period for special occasions, such as the period around New Year’s Day. The agreement currently expires on June 30, 2020. We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three and nine months ended September 30, 2018 and 2017.
Effects of Inflation
Our monetary assets that primarily consist of cash, receivables, inventory as well as our non-monetary assets that are mostly comprised of goodwill and other intangible assets, are not significantly affected by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our operating expenses, such as those for salaries and benefits, armored carrier expenses, telecommunications expenses and equipment repair and maintenance services, which may not be readily recoverable in the financial terms under which we provide our Games and FinTech products and services to gaming establishments.
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
Wells Fargo supplies us with currency needed for normal operating requirements of our domestic ATMs pursuant to the Contract Cash Solutions Agreement. Under the terms of this agreement, we pay a monthly cash usage fee based upon the product of the average daily dollars outstanding in all such ATMs multiplied by a margin that is tied to LIBOR. We are, therefore, exposed to interest rate risk to the extent that the applicable LIBOR increases. The currency supplied by Wells Fargo was $194.2 million as of September 30, 2018. Based upon this outstanding amount of currency supplied by Wells Fargo, each 1% increase in the applicable LIBOR would have a $1.9 million impact on income before taxes over a 12-month period.
The New Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the New Credit Facilities paid based on a base rate or based on LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to pay interest based on LIBOR of various maturities.
The weighted average interest rate on the New Credit Facilities was 5.09% and 5.13% for the three and nine months ended September 30, 2018, respectively. Based upon the outstanding balance on the New Credit Facilities of $809.8 million as of September 30, 2018, each 1% increase in the applicable LIBOR would have an $8.1 million impact on interest expense over a 12-month period. The interest rate for the Unsecured Notes is fixed, and therefore, an increase in LIBOR rates does not impact the related interest expense.
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
Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2018
In connection with the adoption of ASC 606, we assessed the impact and applied changes to our internal control over financial reporting to update additional control procedures with respect to the preparation of our financial information.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases and Withholding of Equity Securities

	Total Number of Shares Purchased (1) (in thousands)	Average Price per Share (2)
Tax Withholdings
7/1/18 - 7/31/18	0.4	$7.47
8/1/18 - 8/31/18	0.4	$7.63
9/1/18 - 9/30/18	0.4	$8.17
Total	1.2	$7.76
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

November 6, 2018		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)