Form 10-K
period 2018-12-31
Everi Holdings Inc.
filed 2019-03-12
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM             TO
Commission File Number: 001-32622
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of June 29, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $500.2 million based on the closing sale price as reported on the New York Stock Exchange.
There were 70,320,028 shares of the registrant’s common stock issued and outstanding as of the close of business on March 1, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2018 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

EVERI HOLDINGS INC.
ANNUAL REPORT ON FORM 10‑K
FOR FISCAL YEAR ENDED DECEMBER 31, 2018

In this filing, we refer to: (i) our audited consolidated financial statements and notes thereto as our “Financial Statements,” (ii) our audited Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) as our “Statements of Income (Loss),” (iii) our audited Consolidated Balance Sheets as our “Balance Sheets,” and (iv) Item 7. Management’ s Discussion and Analysis of Financial Condition and Results of Operations as our “Results of Operations.”

CAUTIONARY INFORMATION REGARDING
FORWARD-LOOKING STATEMENTS
Everi Holdings Inc. (“Everi Holdings,” “Holdings,” or “Everi”) is a holding company, the assets of which are the issued and outstanding shares of capital stock of each of Everi Games Holding Inc. (“Everi Games Holding”), which owns all of the issued and outstanding shares of capital stock of Everi Games Inc. (“Everi Games” or “Games”), and Everi Payments Inc. (“Everi Payments”). Unless otherwise indicated, the terms the “Company,” “we,” “us,” and “our” refer to Everi Holdings together with its consolidated subsidiaries.
Our disclosure and analysis in this Annual Report on Form 10-K contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “goal,” “target,” “future,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “may,” “should,” “will,” “likely,” “will likely result,” “will continue,” “forecast,” “observe,” “strategy,” and other words and terms of similar meaning. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.
Forward-looking statements include, but are not limited to, statements regarding the following matters: trends in gaming establishment and patron usage of our products; benefits realized by using our products and services; product development, including the release of new game features and additional game and system releases in the future; regulatory approvals; gaming regulatory, card association, and statutory compliance; the implementation of new or amended card association and payment network rules; consumer collection activities; future competition; future tax liabilities; future goodwill impairment charges; international expansion; resolution of litigation; dividend policy; new customer contracts and contract renewals; future results of operations (including revenue, expenses, margins, earnings, cash flow and capital expenditures); future interest rates and interest expense; future borrowings; and future equity incentive activity and compensation expense.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are often difficult to predict and many of which are beyond our control. Our actual results and financial condition may differ materially from those indicated in forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation:

•	our history of net losses and our ability to generate profits in the future;

•
our substantial leverage, restrictions under our indebtedness, and our ability to raise additional cash to fund operations, working capital, and capital expenditures, and to service all of our indebtedness;

•	our ability to compete in the gaming industry, manage competitive pressures, navigate gaming market contractions, and continue operating in Native American gaming markets;

•	our ability to protect our intellectual property rights;

•	the impact of changes in U.S. federal corporate tax laws;

•	our ability to maintain our current customers, replace revenue associated with terminated contracts, and address margin degradation from contract renewals;

•	our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises;

•	our ability to execute on mergers, acquisitions, or strategic alliances, including our ability to integrate and operate such acquisitions consistent with our forecasts;

•	expectations regarding our existing and future installed base and win per day, our product portfolio, and development and placement fee arrangements;

•	expectations regarding customers’, gaming establishments’, and patrons’ preferences and demands for future gaming offerings;

•	national and international economic conditions, including the overall growth of the gaming industry, if any;

•	our ability to comply with the Europay, MasterCard, and Visa global standard for cards equipped with security chip technology (“EMV”);

•	technological obsolescence, expenditures, and product development, and our ability to introduce new products and services, including third-party licensed content;

•	anticipated sales performance;

•	employee turnover;

•	changes in gaming regulatory, card association, and statutory requirements, as well as regulatory and licensing difficulties;

•	operational limitations;

•	uncertainty of litigation outcomes;

•	business prospects;

•	unanticipated expenses or capital needs, interest rate fluctuations, or inaccuracies in underlying operating assumptions; and

•
those other risks and uncertainties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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

PART I
Item 1.  Business.
Overview
Everi is a leading supplier of technology solutions for the casino gaming industry. We provide casino operators with a diverse portfolio of products including innovative gaming machines that power the casino floor, and casino operational and management systems that include comprehensive end-to-end payments solutions, critical intelligence offerings, and gaming operations efficiency technologies.
Everi Holdings reports its results of operations based on two operating segments: Games and FinTech. Effective April 1, 2018, we changed the name of the operating segment previously referred to as “Payments” to “Financial Technology Solutions” (“Everi FinTech” or “FinTech”). We believe this reference more accurately reflects the focus of the business segment on delivering innovative and integrated solutions to enhance the efficiency of the casino operator, support the comprehensive regulatory and tax requirements of their gaming customers, and improve players’ gaming experience by providing easy access to their funds and payment of winnings.
Everi Games provides gaming operators products and services, including: (a) gaming machines primarily comprised of Class II and Class III slot machines placed under participation or fixed fee lease arrangements or sold to casino customers, including TournEvent® that allows operators to switch from in-revenue gaming to out-of-revenue tournaments; (b) system software, licenses, ancillary equipment, and maintenance; and (c) business-to-consumer and business-to-business interactive activities. In addition, Everi Games develops and manages the central determinant system for the video lottery terminals (“VLTs”) installed in the State of New York and it also provides similar technology in certain tribal jurisdictions.
Everi FinTech provides gaming operators cash access and related products and services, including: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card cash access transactions, and check verification and warranty services; (b) equipment that provides cash access and efficiency-related services; (c) products and services that improve credit decision making, automate cashier operations, and enhance patron marketing activities for gaming establishments; (d) compliance, audit, and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming, and lottery activities.
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
Our Business Segments
We report our financial performance, and organize and manage our operations, across the following two business segments: (a) Games; and (b) FinTech. For additional information on our segments and the revenues generated by our products and services see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and “Note 18 — Segment Information” included elsewhere in this Annual Report on Form 10-K.
Our Products and Services
Everi Games
Our Games products and services include commercial devices, such as Native American Class II offerings and other bingo products, Class III offerings, video lottery terminals, accounting and central determinant systems, and other back office systems. We conduct our Games segment business based on results generated from the following major revenue streams: (a) Gaming Operations; (b) Gaming Equipment and Systems; and (c) Gaming Other.
Gaming Operations
With respect to our Gaming Operations revenue stream, we primarily offer: (a) leased gaming equipment on a participation or a fixed daily fee basis; (b) local-area progressive machines; (c) wide-area progressive machines (“WAP”); (d) TournEvent® machines; (e) accounting and central determinant systems; and (f) interactive gaming activities.

In connection with our leased gaming equipment, we generally retain ownership of the machines installed at customer facilities. We receive recurring revenue based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. We continue to expand our game placements into new jurisdictions, increase investment in research and development, and introduce premium game hardware and theme content. From our historical focus on placement of games into the Oklahoma and Washington tribal markets, Everi Games has diversified its installed base in recent years with entry into new commercial and tribal markets. Everi Games has grown premium game installations with approximately 2,859 units installed (representing approximately 20.4% of our installed base as of December 31, 2018) since entering the category approximately six years ago.
In connection with our WAP offering, machines placed under such arrangements fall into the leased gaming equipment category and we retain ownership of such machines. We debuted our first WAP in Class II markets in 2017 and are now operating in Class III tribal markets as well. Spanning three product lines, our WAP is offered to customers on the Player Classic, Core HDX, and Empire MPX cabinets. The original Class II offering, Jackpot Lockdown®, debuted with two themes — Jackpot Lockdown Mega Meltdown™ and Jackpot Lockdown High Voltage™. With the release of Diamond Blaze™ along with multiple other product offerings active on the link, the original Class II offering has expanded to Everi’s new premium sign package offering, Renegade 3600™.
Gaming operations also include revenues generated under our arrangement to provide the New York State Gaming Commission with an accounting and central determinant system for the VLTs in operation at licensed State of New York gaming facilities. In January 2018, an amendment to the agreement between Everi Games and the New York State Gaming Commission was approved and became effective. Under this amendment, Everi Games will continue to provide and maintain the central determinant system for the New York Lottery through December 2019. As of December 31, 2018, this system is connected to approximately 18,500 VLTs and has the ability to interface with, provide outcomes to, and manage the VLTs. Pursuant to our agreement with the New York State Gaming Commission, we receive a portion of the network-wide net win (generally, cash-in less prizes paid) per day in exchange for provision and maintenance of the central determinant system. We also provide central determinant system technology to Native American tribes in other licensed jurisdictions for which we receive a portion of the revenue generated from the VLTs connected to the system.
In connection with our interactive activities, Everi operates in the following two areas: (a) business-to-consumer (“B2C”); and (b) business-to-business (“B2B”). B2C relates to games offered directly to consumers through our social, mobile application, which can be played using virtual currency. The Company earns revenues by providing the virtual currency to the consumers, or the players, whenever the consumers purchase additional virtual currency. This offering is limited to the area of free-to-play also referred to as social casinos, and is offered through connectivity with Facebook as well as mobile platforms such as the Apple App Store for Apple devices and the Google Play Store for Android devices. B2B relates to games offered to the online business partners who then offer the games to consumers. Everi has developed its own remote gaming server (“RGS”) leveraging our extensive library of land-based content that is delivered through the RGS. This library contains casino-themed social and mobile games, and games available for real money gaming (“RMG”) offered to the online business partners that operate in play-for-fun, or social casinos, and the regulated online casinos that operate in the RMG regulated markets. We enter into revenue share agreements with online business partners offering Everi's virtual games.
Gaming Equipment and Systems
With respect to our Gaming Equipment and Systems revenue stream, we enter into direct sales contracts generally for some combination of: (a) gaming equipment and player terminals, including TournEvent® machines; (b) game content; (c) license fees; (d) ancillary equipment; and (e) maintenance.
Gaming Other
With respect to our Gaming Other revenue stream, we offer our TournEvent of Champions® that allows winners of local and regional tournaments throughout the year to participate in a national tournament that results in the determination of a final champion.
Our Games products include:
Classic Mechanical Reel Games. Our full range of classic mechanical reel games provides players with a traditional, high denomination slot gaming experience. These games leverage our long-standing experience in building enduring brands, such as Black Diamond® and Wild Wild Gems®, and feature a unique take on traditional slot games with eye-catching features. Super Jackpot Series™ offers large linked progressives on the Player Classic® cabinet packaged with overhead signage to display rolling progressive meters and exciting win celebrations from across the casino floor. The premium Skyline™ top box is a vintage-inspired bezel for the Player Classic cabinet showcasing red green blue lighting and a 24-inch liquid crystal display (“LCD”) panel, with titles including Double Jackpot Gems®, Kingmaker®, Blazin’ Gems®, and licensed brands, such as Smokin’ Hot Stuff® and Casper®.

Video Reel Games. We offer a growing range of dual-screen and portrait single screen video reel games that provide a uniquely entertaining slot gaming experience. The most recent released titles leverage Core HDX® and Empire MPX™ cabinets (E43 and E5527) that deliver eye-catching graphics and full, rich sound. A range of progressive features round out our library in games on the E43, such as Lighting Zap Jackpots™, Diamond Rain®, Diamond Rain Jackpot Wheel™, Cash Money®, and Diamond Money™. The E5527 cabinet includes titles, such as Smokin’ Hot Stuff Wicked Wheel®, and the recently introduced Shark Week with the new Nitro™ technology enabling display features across multiple devices.
Core HDX. The Core HDX cabinet enhances the player gaming experience with its dual widescreen 23-inch monitors with 1080p high definition (“HD”) capability, integrated touchscreens, and premium 3-way sound system. The eye-catching cabinet commands a presence on the casino floor with game-controlled lighting and a custom premium LCD topper, Apex N™. Select Core HDX games feature Everi Bet™, the bet configuration system that gives casino operators the power to optimize the casino floor for maximum returns. The vast majority of our standard video library on our MForce® software platform is designed to be playable on the Core HDX.
Empire MPX (E43). The Empire MPX debuted in April 2017 with the launch of the Company’s first premium participation cabinet on its WAP, and then launched its for-sale category Empire MPX products in December 2017. The new cabinet features a single-screen 43-inch monitor, full 1080p HD graphics capabilities, and a fully-customizable touchscreen button panel. Its efficient design allows for tighter bank configuration. Empire MPX licensed video content includes Casablanca™, Penn & Teller®, Buffy the Vampire Slayer™, Singin’ in the Rain™, and Willie Nelson™.
Empire MPX (E5527). The E5527 is also uniquely designed to occupy less space on the casino floor, allowing for easy game bank and pod configurations. The all-new premium lease cabinet features a portrait oriented 55-inch upper display and landscape oriented 27-inch lower display that are sure to dazzle players. The cabinet leverages proven technology from Everi’s Empire MPX to deliver an exciting new player experience with visuals never before seen on an Everi gaming device. With its leading-edge cabinet design and innovative technology features, that both players and casino operators will appreciate, E5527 commands attention on the casino floor.
The Texan HDX™. The Texan HDX is an 8-foot tall cabinet with dual 42-inch HD video screens and features a two-person bench seat, integrated touch screens, and a premium three-way sound system. The cabinet is designed to showcase the Everi standard video library in an oversized format, allowing games to be prominently displayed on the casino floor.
TournEvent®. Our slot tournament system that allows gaming operators to switch from in-revenue gaming to out-of-revenue tournaments and to design and build a variety of flexible tournament formats, such as solo or team tournament play, session or round winner advancement, and cumulative or maximum scoring, including providing bonus opportunities that improve scores or automatically move a player to first place. The latest TournEvent® 5.0 game version includes new system enhancements that improve operator efficiencies and hardware and offers engaging tournament games that attract players. With the wireless tablet option, casino operators will be able to sign up players for tournaments remotely, allowing for a more efficient tournament registration and an overall better tournament experience for the casinos and players alike. TournEvent® also is available with multiple sign options, consisting of a 65-inch television, lighted accent dividers, and the ability to be featured on new bank configurations.
Everi FinTech
Our FinTech products and services include solutions that we provide directly to gaming establishments to offer their patrons cash access-related services and products including: access to cash at gaming facilities via ATM cash withdrawals, credit card cash access transactions, and POS debit card cash access transactions; check-related services; fully integrated kiosks and maintenance services; compliance, audit, and data software; casino credit data and reporting services; and other ancillary offerings. We conduct our FinTech segment business based on results generated from the following major revenue streams: (a) Cash Access; (b) Equipment; and (c) Information Services and Other.
Cash Access
In connection with our Cash Access services, we offer the following:
ATM Cash Withdrawals. ATM cash withdrawal transactions represent the largest category of electronic payment transactions that we process, as measured by dollar and transaction volume. In an ATM cash withdrawal transaction, a patron directly accesses funds from a device enabled with our ATM service by either using an ATM card or a debit card to withdraw funds from the patron’s demand deposit account, or using a credit card to access the patron’s line of credit. In either event, the patron must use the personal identification number (“PIN”) associated with such card. Our processor then routes the transaction request through an electronic funds transfer (“EFT”) network to the patron’s bank or issuer, as applicable.

Depending upon a number of factors, including the patron’s account balance or credit limit and daily withdrawal limit (which limits are set by the bank or issuer, as applicable), the bank or issuer will either authorize or decline the transaction. If the transaction is authorized, then the ATM-enabled device dispenses the cash to the patron. For a transaction using an ATM card or a debit card, the patron’s demand deposit account is debited by the amount of cash disbursed plus a service fee that we assess the patron for the use of the ATM service. For a transaction using a credit card with a PIN, the patron’s credit card account is charged by the amount of the cash disbursed plus a service fee that we assess the patron for the use of the ATM service. In both cases, the service fee is currently a fixed dollar amount and not a percentage of the transaction size. We also receive a fee, which we refer to as a reverse interchange fee, from the patron’s card-issuing bank for accommodating the card issuer’s customer. In most circumstances, we pay a percentage of the service fee that we receive from the patron and, in some circumstances, a portion of the reverse interchange fees we receive, as a commission to our gaming establishment customers for the right to operate on their premises.
Credit Card Cash Access Transactions and POS Debit Card Cash Access Transactions. Patrons can perform credit card cash access transactions and POS debit card cash access transactions using many of our enabled devices. A patron’s credit card cash access limit is usually a sub-limit of the total credit line and is set by the card-issuing bank, not Everi FinTech. These limits vary significantly and can be larger or smaller than the POS debit cash access limit. A credit card cash access transaction obligates the patron to repay the issuing bank over time on terms that are preset by the cardholder agreement. A patron’s POS debit card allows the patron to make cash withdrawals at the POS in an amount equal to the lesser of the amount of funds in the account, or a daily limit that is generally five to ten times as large as the patron’s daily ATM limit.
When a patron requests a credit card cash access or POS debit card cash access transaction, our processor routes the transaction request through one of the card associations, or EFT networks, to the issuing bank. Depending upon several factors, such as the available credit or bank account balance, the transaction is either authorized or declined by the issuing bank. If authorized, the patron’s bank account is debited or the patron’s credit card balance is increased, in both cases, by an amount equal to the funds requested plus our service fee. The service fee is a fixed dollar amount, a percentage of the transaction size, or a combination of a fixed dollar amount and percentage of the transaction size. If the transaction is authorized, the device informs the patron that the transaction has been approved. The device then further instructs the patron to proceed to the gaming establishment’s cashier, or Company-operated satellite cage (“financial services center”), to complete the transaction because credit card cash access and POS debit card cash access transactions must, in most circumstances, be completed in face-to-face environments and a unique signature must be received in order to comply with rules of the card associations. We reimburse the gaming establishment for the amount of cash that it provided to the patron by paying the gaming establishment via wire transfer or other similar form of electronic payment. In addition, we pay the gaming establishment a portion of the service fee as a commission for the right to operate on its premises. We are also obligated to pay interchange fees to the issuing bank and processing costs related to the electronic payment transaction to card associations.
Check-Related Services. Patrons are able to cash checks at certain gaming establishments. When a patron presents a check to the cashier, the gaming establishment can accept or deny the transaction based on its own customer information and at its own risk, obtain third-party verification information about the check writer, the bank account number, and other information relating to the check to manage its risk, or obtain a warranty on payment of the check, which entitles the gaming establishment to reimbursement of the full amount of the check if it is dishonored.
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
For those gaming establishments that seek to manage their own risk, we provide a subscription check verification service via a database operated by our subsidiary, Central Credit, LLC (“Central Credit”), which is used by gaming establishments to make credit issuing decisions. Central Credit maintains information on the check cashing and credit history of many gaming establishment patrons. For those gaming establishments that prefer to obtain a warranty, we provide check warranty services through a third-party check warranty service provider. We pay this third-party provider to assist with the warranty decision, check processing, billing, and collection activities. On our behalf, this third-party provider charges our gaming establishment customers a fee for the check warranty services, which is typically a percentage of the face amount of the check being warranted. In such circumstances, we receive all of the check warranty revenue. We are exposed to risk for the losses associated with any warranted items that cannot be collected from patrons issuing the items. Warranty expenses are defined as any amounts paid by the third-party provider to gaming establishments to purchase dishonored checks that will not be collectible from patrons and any expenses related to the collection on these amounts. We also pay certain fees and operating expenses to our third-party provider related to the provision of these services.

Casino Cash Plus 3-in-1 ATMs are unmanned, cash-dispensing machines that enable ATM cash withdrawals, POS debit card cash access transactions, and credit card cash access transactions directly or using our 3-in-1 Rollover functionality. Most financial institutions that issue debit cards impose daily ATM withdrawal limits, and, in some instances, aggregate and count Friday, Saturday, and Sunday as a single day in calculating such limits. If a patron has reached his or her daily ATM limit, our 3-in-1 Rollover functionality automatically enables the patron to obtain funds via a POS debit card cash access transaction or a credit card cash access transaction instead.
CashClub® is a software payments platform that provides gaming establishments with a personal computer workstation software user interface and point-of-sale terminal that streamlines credit and debit card cash access transaction processing and check warranty transactions for casino patrons. It allows for electronic signature capture and dynamic currency conversion. It also interfaces with our Everi Compliance solutions (defined below) to assist casino operations with meeting regulatory requirements under Title 31 of the Bank Secrecy Act.
Equipment
In connection with our Equipment, we offer the following:
Fully Integrated Kiosks are a complete line of products that provide multiple functions to the casino floor. This includes cash access functionality, such as our 3-in-1 Rollover, which provides casino patrons access to perform cash advance, POS debit, and ATM transactions. The kiosks also provide functionality to perform check cashing transactions, slot machine ticket redemption, bill breaking, and loyalty program access as well as integration with mobile and wallet technology. The availability of our cash access platform on these slot ticket redemption devices provides us with additional points of contact with gaming patrons at locations that are usually closer to gaming devices than traditional cash access devices that are typically located on the periphery of the gaming area within the casino floor and also provides gaming patrons with more opportunities to access their cash with less cashier involvement.
Other Integrated Kiosk Solutions provide casinos with more efficient and streamlined methods for cash handling and transaction processing. These products are designed to be integrated with our cash access products and cage compliance software ensuring compliance with anti-money laundering regulations, and provide an automated way to process common tax forms, such as the Internal Revenue Service Form W-2G or Form 1042-S. In addition, we offer equipment in the form of standalone, non-ATM terminals that perform authorizations for credit card cash access and POS debit card cash access transactions. Our kiosk solutions include the following products:

•
JackpotXchange family of kiosks, JXC 4.0, and JXC-L, enable casino personnel to efficiently access funds to pay out jackpots for their guests. These kiosks are integrated with all major slot systems to offer jackpot processing and pay-out in a combination of cash or slot tickets. These kiosks offer gaming operators the ability to reduce workload at the cage and for slot personnel.

•
JackpotXpress is a full-featured jackpot and tax form management platform that allows casino personnel to work through the complex jackpot process using a mobile tablet or kiosk. JackpotXpress allows gaming operators to reduce jackpot wait times, eliminate cumbersome paper documents, and perform “know your customer” checks. It is fully integrated with our Everi Compliance (defined below), CageXchange, and JackpotXchange products.

•
CageXchange is a cash dispensing device that helps streamline casino cage operations. With CageXchange, cash is securely vaulted, creating increased security while also reducing cash shrinkage and helping to improve cashier accuracy. Additional efficiencies are achieved from accelerating the process of cage cashiers obtaining money from the vault. CageXchange is integrated with CashClub® to create an efficient transaction for casino guests.

•
Our Cash Recycling Solutions allow casinos to fully automate the check in and check out process of money, saving time and expense. As gaming establishments vary in size and complexity, these Cash Recycling Solutions support a number of diverse resort operations such as retail, food and beverage, entertainment, and gaming operations.

Information Services and Other
In connection with our Information Services and Other solutions, we offer the following:
Maintenance provides for various forms of support to maintain our fully integrated kiosks. Our support operations, field service, and customer engagement teams provide quarterly and annual maintenance on these products and software systems to help maximize the efficiency of our products.

Everi Compliance is our suite of compliance software offerings for gaming operators that help gaming establishments comply with financial services and gaming regulations, which include software to assist with anti-money laundering regulations, such as filing currency transaction reports (“CTRs”), and suspicious activity reports (“SARs”). In addition, these compliance solutions assist with “know your customer” checks to ensure transactions are appropriately conducted.
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
Other solutions include database services that allow gaming establishments access to information from our proprietary patron transaction database for purposes of player acquisition, direct marketing, market share analysis, and a variety of other patron promotional uses. Our proprietary patron transaction database includes information that is captured from transactions we process. Patrons may “opt out” of having their names included in marketing mailing lists. We also offer an online payment processing solution for gaming operators in states that offer intra-state, Internet-based gaming, and lottery activities.
Manufacturing
We utilize contract manufacturers to produce the cabinets that make up our electronic gaming machines (“EGMs”), kiosk products, and other sub-assemblies. We have assembly facilities in Austin, Texas and Las Vegas, Nevada, where we assemble the EGMs and our kiosk products, which include the cabinets, computer assemblies, LCD screens, printers, bill validators and acceptors, and other wiring and harnesses. We believe that our sources of supply of component parts and raw materials for our products are generally adequate and we have few sole-sourced parts.
Research and Development
We conduct research and development activities primarily to develop gaming systems, game engines, casino data management systems, bingo outcome determination systems, video lottery outcome determination systems, gaming platforms, and gaming content, and to enhance our existing product lines. We believe our ability to deliver differentiated, appealing products and services to the marketplace is based on our research and development investments, and we expect to continue to make such investments in the future. Research and development costs consist primarily of salaries and benefits, consulting fees, and game lab testing fees. Once the technological feasibility of a project has been established, it is capitalized until it becomes available for general release.
Customers
As of December 31, 2018, we served approximately 1,450 casinos and other gaming properties in the United States, Europe, Canada, the Caribbean, Central America, and Asia. In certain limited circumstances, we provide our products and services to non-gaming establishments, such as gas stations and other retail businesses associated with gaming establishment customers. However, the revenue generated from these operations is not material to our operations and we do not actively market or target non-gaming establishment customers.
Sales and Marketing
In our Games business, we sell and market our products and services to gaming establishments primarily through the use of a direct sales force, which targets gaming establishments in the United States and in certain international markets. With respect to our gaming products, we participate in the Class II and Class III gaming machine markets, and the central determinant system market in North America, through participation, or revenue share, and fixed fee arrangements, and the sale of proprietary EGMs and systems.
In our FinTech business, we sell and market Cash Access (i.e., Cash Advance, ATM, and Check Services), Equipment (i.e., Kiosks Sales), Information Services and Other (i.e., Kiosk Services, Compliance Sales and Services, Central Credit Services, and Ancillary Services) through the use of a direct sales force, which targets gaming establishments in the United States and in certain international markets.
With respect to both our Games and FinTech businesses, our sales and marketing efforts are directed by a team of customer service executives, each of whom has business development responsibility for gaming establishments in specified geographic regions.

These customer service executives direct their efforts at various levels of gaming establishment personnel, including: senior executives, finance professionals, marketing staff, slot directors, and cashiers, and seek to educate them on the benefits of our products and services. In some cases, our customer service executives are supported by field service and customer engagement teams, who provide on-site customer service to most of our customers. In other cases, our sales executives directly maintain the customer relationships. These customer service executives and field service and customer engagement teams generally reside in the vicinity of the specific gaming establishments they support to ensure a prompt response to the needs of those gaming establishments. We also have joint sales efforts with a number of strategic partners, including independent sales organizations, which allow us to market our products and services to gaming establishments through channels other than our direct sales force.
Competition
With respect to our Games business, we compete across different gaming markets with a variety of gaming equipment suppliers. Competition is generally based upon the: (a) amount of revenue our products generate for our customers relative to the amount of revenue generated by our competitors’ products; (b) prices and fees we and our competitors charge for products and services offered; and (c) appeal of our competitors’ products to gaming patrons, which has a direct effect on the volume of play generated by a product and, accordingly, the revenues generated for our customers. To drive customer demand and improve product attractiveness, we continually work to develop new game themes, game engines, hardware platforms, and systems that appeal to gaming patrons, all while working to release these new products to the marketplace in a timely manner.
With respect to our FinTech business, we compete with other providers of cash access services to the gaming industry as well as with financial institutions and other regional and local banks that operate ATMs on the premises of gaming establishments. Some of these other providers and financial institutions have established cooperative relationships with each other to expand their service offerings. We also face increased competition from: (a) independent sales organizations, which provide basic services and aggressive pricing; (b) other manufacturers that provide similar goods and services; and (c) traditional transaction processors that have entered the gaming patron cash access services market. This increased competition amongst these various providers of cash access services has resulted in pricing pressure and margin erosion with respect to our core cash access products and services. In addition to competing with various providers of cash access services, FinTech has experienced competition from either those same providers or stand-alone providers of anti-money laundering compliance products and self-service kiosks for ticket redemption and jackpot redemption.
Intellectual Property
We believe the ability to introduce and respond to technological innovation in the gaming industry will be an increasingly important qualification for the future success of any provider of cash access and gaming-related products and services. Our continued competitiveness will depend on: (a) the pace of our new product development; (b) our patent, copyright, trademark, and trade secret protection; and (c) our relationships with customers. Our business development personnel work with gaming establishments, our technology and other strategic partners, and the suppliers of the financial services upon which our cash access services rely, to design and develop innovative products and services that appeal to gaming patrons.
We rely on a combination of patents, trademarks, copyrights, trade secrets, and contractual restrictions to protect our intellectual property. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, when such filings are commercially reasonable, within and outside the United States. We also seek trademark protection for our names and products and have registered hundreds of trademarks in the United States and various foreign countries. Under permission or license agreements with third parties, we also sell gaming products covered by independently filed copyrights, trademarks, or patents. Typically, these contracts require us to pay royalties to the licensing party. Royalty expenses are included in the cost of gaming and systems in our Financial Statements included elsewhere in this Annual Report on Form 10-K. In addition to our patents, trademarks, and copyrights, we also rely on a broader scope of intellectual property including trade secrets, in-house know-how, and innovation.
Seasonality
Our revenues and cash flows may fluctuate throughout the year driven by seasonality in player demand and activity. We generally experience higher operating results during the first half of a year and lower operating results during the second half of a year, however, such fluctuations do not have a material impact on our revenues and cash flows.
Employees
As of December 31, 2018, we had approximately 1,250 employees. We believe that our relations with our employees are good. We have never experienced a work stoppage and none of our employees are subject to a collective bargaining agreement.

Available Information
Our website address is www.everi.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. In addition, our earnings conference calls are web cast live via our website. In addition to visiting our website, you may read any document we file with the SEC at www.sec.gov.
REGULATION
General
We believe that we are in substantial compliance with all material gaming and financial institution laws applicable to our business. We have a diligent internal compliance program to ensure compliance with our business activities, as well as legal requirements generally applicable to all publicly traded companies. The compliance program is directed on a day-to-day basis by our Chief Compliance Officer. Legal advice is provided by attorneys from the Company’s legal department and outside experts. The compliance program is overseen by the Corporate Compliance Committee, which includes a gaming law expert as an independent member. We can give no assurance, however, that our business activities or the activities of our customers in the gaming industry will not be subject to any regulatory or legal enforcement proceedings in the future and a violation of applicable laws by us or any of our subsidiaries could have a material adverse effect on our financial condition, prospects, and results of operations. Depending on the nature of any noncompliance, our failure to comply with such laws, regulations, and ordinances may result in the suspension or revocation of any license, registration, or other approval, a partial or complete cessation of our business, seizure of our assets, as well as the imposition of civil fines and criminal penalties.
Gaming Regulation
The gaming industry is highly regulated under legal systems that frequently evolve and change based on governmental public policies. Various aspects of our business are subject to comprehensive laws, regulations, and ordinances applicable to the ownership, management, and operation of gambling establishments as well as certain financial services conducted at such establishments. The stated policies and other purposes behind such laws, regulations, and ordinances are generally to: (i) ensure the public’s trust and confidence in legalized gambling through a system of mandated regulation, internal controls, accounting practices, and operating procedures; and (ii) promote economic activity for the state, county, and local governments through revenue opportunities emanating from taxes, licensing fees, and other economic benefits arising out of gambling and related activities.
A description of the material regulations to which we are subject is set forth below.
Gaming Authorities. We are regulated by various city, county, state, provincial, federal, tribal, and foreign government agencies (collectively, “Gaming Authorities”) in the jurisdictions where we conduct business as either a: (i) manufacturer of gaming devices, in those jurisdictions where we manufacture gaming devices and systems; (ii) supplier of “associated equipment,” in those jurisdictions where we sell and service fully integrated kiosks and other integrated kiosk solutions; and (iii) non-gaming supplier or vendor, in those jurisdictions where we provide cash access and Central Credit services only. We must maintain those licenses, registrations, or other approvals in good standing to continue our business. Gaming Authorities have broad discretion in determining whether to grant a license, registration, or other approval. Subject to complying with certain procedural requirements, Gaming Authorities may deny any application, or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability, qualification, or other approval for any cause deemed reasonable to them.
Approvals, Licensing and Suitability
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

Product Approvals
Our gaming devices and certain other products and technologies must be certified or approved by Gaming Authorities in many jurisdictions where we conduct business. These Gaming Authorities test the gaming devices, systems, and related equipment directly or through an independent testing laboratory and may also require a field trial under the regulator’s technical standards before allowing us to sell the product. Although we collaborate closely with the Gaming Authorities and independent testing laboratories, we cannot control whether our products will be approved or the length of time taken to review our products for sale to third parties. Moreover, there are no guarantees that we will be successful in obtaining and maintaining all necessary licenses, permits, and approvals and to continue to hold other necessary gaming licenses, permits, and approvals to conduct our businesses either as currently being conducted by us or to expand our businesses.
Our Native American customers are regulated by the National Indian Gaming Commission (“NIGC”), which was established by the Indian Gaming Regulatory Act of 1988 (“IGRA”). The NIGC has regulatory authority over certain aspects of Native American gaming and defines the boundaries of our dealings with the Native American marketplace and the level of regulatory authority to which these games are subject. IGRA establishes three classes of gaming, each with a different regulatory framework:

Class	Type of Games	Regulatory Oversight
I	Social gaming for minimal prizes and traditional Indian gaming.	Exclusive regulation and oversight by tribal governments.
II	Bingo (both in traditional and electronic form).	Regulation by tribal governments with NIGC oversight.
III	Casino style games (including slot machines, blackjack, craps, and roulette).
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
The Johnson Act. The Johnson Act, as amended by the federal Gambling Devices Act of 1962 (the “Johnson Act”), requires that we register annually with the Criminal Division of the United States Department of Justice and requires a wide variety of record keeping and equipment identification efforts on our part. Registration is required in order for us to sell, distribute, manufacture, transport, or receive gaming equipment, machines, or components across state lines. If we fail to comply with the requirements set forth under the Johnson Act, we could become subject to a variety of penalties, including, but not limited to, the seizure and forfeiture of equipment.
Internet and Online Gaming Regulation. Several states have passed implementing legislation and regulations to allow certain intra-state, wager-based, online casino, or lottery games, such as online poker, online lottery, lottery ticket purchases, or lottery ticket subscriptions. To date, several states have authorized some form of Internet or online gaming or lottery activities. However, the legislative and regulatory framework governing these activities may continue to evolve in the future.
Financial Services Regulation
Our FinTech business is also subject to a number of financial services regulations:
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

Anti-Money Laundering. The USA PATRIOT Act of 2001, other federal statutes, generally referred to as the Bank Secrecy Act, and implementing federal regulations require us to establish and maintain an anti-money laundering program. Our anti-money laundering program includes: internal policies, procedures, and controls designed to identify and report money laundering, a designated compliance officer, an ongoing employee training program, and an independent audit function to test the program. In addition, the cash access services that we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act. Our gaming establishment customers are required to file a SAR with the U.S. Treasury Department’s Financial Crimes Enforcement Network to report any suspicious transactions relevant to a possible violation of law or regulation. We are also required to file a SAR where we provide our cash access services directly to patrons through financial services centers that we staff and operate. To be reportable, such a transaction must meet criteria that are designed to identify the hiding or disguising of funds derived from illegal activities. Our gaming establishment customers, in situations where our cash access services are provided through gaming establishment cashier personnel, and we, in situations where we provide our cash access services through a financial services center, are required to file a CTR of each deposit, withdrawal, exchange of currency, or other payment or transfer by, through, or to us which involves a transaction in currency of more than $10,000 in a single day. Our CashClub® product can assist in identifying transactions that give rise to reporting obligations.
Fund Transfers. Our POS debit card cash access transactions, credit card cash access transactions, and ATM services are subject to the Electronic Fund Transfer Act, which provides cardholders with rights with respect to electronic fund transfers, including the right to dispute unauthorized charges, charges that list the wrong date or amount, charges for goods and services that are not accepted or delivered as agreed, math errors, and charges for which a cardholder asks for an explanation or written proof of transaction along with a claimed error or request for clarification. We believe the necessary policies and procedures have been implemented throughout our organization in order to comply with the regulatory requirements for fund transfers.
State Money Transmission Laws. Many states where we complete credit card cash access and POS debit card cash access transactions or offer our online payment processing solution require us to have a money transmitter license.
Credit Reporting. Our Central Credit gaming patron credit bureau services and check verification and warranty services are subject to the Fair Credit Reporting Act (the “FCRA”) and the Fair and Accurate Credit Transactions Act of 2003 (the “FACTA”) and their implementing rules, which require consumer credit bureaus, such as Central Credit, to provide credit report information to businesses only for certain purposes and to otherwise safeguard credit report information, to disclose to consumers their credit report on request, and to permit consumers to dispute and correct inaccurate or incomplete information in their credit report. These laws and rules also govern the information that may be contained in a consumer credit report. We continue to implement policies and procedures as well as adapt our business practices in order to comply with these laws and regulations. In addition to federal regulations, our Central Credit gaming patron credit bureau services are subject to the state credit reporting regulations that impose similar requirements to the FCRA and the FACTA.
Debt Collection. We currently outsource most of our debt collection efforts to third parties. However, we do engage in debt collection to collect on chargebacks on our cash access products and unpaid balances for services performed for our check services, Central Credit services, compliance services, receivables relating to the sale and service of our fully integrated kiosks and other integrated kiosk solutions, and other amounts owing to us in connection with performing various services for our customers. All such collection practices may be subject to the Fair Debt Collection Practices Act (the “FDCPA”), which prohibits unfair, deceptive, or abusive debt collection practices, as well as consumer-debt-collection laws and regulations adopted by the various states.
Privacy Regulations. Our collection of information from patrons who use our financial products and services, such as our cash access services, are subject to the financial information privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) and its implementing federal regulations. We gather, as permitted by law, non-public, personally-identifiable financial information from patrons who use our cash access services, such as names, addresses, telephone numbers, bank and credit card account numbers, and transaction information. The GLBA requires us to safeguard and protect the privacy of such non-public personal information and also requires us to make disclosures to patrons regarding our privacy and information sharing policies and give patrons the opportunity to direct us not to disclose information about them to unaffiliated third parties in certain situations. We are also subject to state privacy regulations which, in some cases, may be even stricter than federal law. We continue to implement policies and programs as well as adapt our business practices in order to comply with federal and state privacy laws and regulations. In addition, we are also subject to foreign data protection and privacy laws including, but not limited to, the European Union General Data Protection Regulation, which became effective in May 2018 and requires companies to meet new requirements regarding data privacy and security.
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
Network and Card Association Regulations. In addition to the governmental regulation described above, some of our services are also subject to rules promulgated by various payment networks, EFT networks, and card associations. For example, we must comply with the Payment Card Industry (“PCI”) Data Security Standard. We have been designated as a compliant service provider under the PCI Data Security Standard. We must be certified to maintain our status as a compliant service provider on an annual basis.
EMV, designed to deter fraudulent card transactions related to identity theft, counterfeit cards, and the misuse of lost or stolen cards via enhanced card authentication, transaction authorization, and cardholder verification using chip-based smart-cards. EMV has been adopted in many regions of the world as the global standard for fraud deterrence in chip-based smart-card payments. In October 2015, the network and card associations began shifting liability for fraudulent POS and ATM transactions generated through EMV-capable cards onto merchants whose devices are not capable of processing chip-based smart-card EMV transactions. This shifts the responsibility for chargebacks due to fraudulent transactions on such cards from the card issuer onto the merchant.
As a merchant of cash access transactions processed through MasterCard, Visa, Discover, and American Express, all who have adopted the EMV standard, and as an operator of ATMs, our POS, fully integrated kiosk, and ATM devices are subject to the EMV standard. This requires us to maintain our fleet of U.S.-based POS, fully integrated kiosk, and ATM devices to support the EMV standard.
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
In addition, refer to “Item 1A. Risk Factors — Risks Related to Regulation of Our Industry” for additional industry, state, and federal regulations impacting our business.
Item 1A.  Risk Factors.
The following section describes material risks and uncertainties that we believe may adversely affect our business, financial condition, results of operations, or the market price of our stock. This section should be read in conjunction with our Financial Statements and Results of Operations included elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Business
We have recorded net losses in each of the two fiscal years prior to fiscal year 2018 and we may not generate profits in the future.
We had net income of $12.4 million and net losses of $51.9 million and $249.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. As a result of the interest payments on the indebtedness incurred in connection with Everi Holdings’ purchase of Everi Games Holding in December 2014 (the “Merger”), amortization of intangible assets associated with the Merger and other acquisitions, other related acquisition and financing costs, asset impairment charges, depreciation, and other amortization, we may not be able to generate profits in the future. Our ability to continue to generate net profits in the future will depend, in part, on our ability to:

•	establish strategic business relationships with new and existing customers;

•	sell our products and services into new markets and to new customers in existing markets and retain our existing customers;

•	develop new games or license third-party content in our Games business and develop new products and services in our FinTech business;

•	effectively manage a larger and more diversified workforce and business;

•	react to changes, including technological and regulatory changes, in the markets we target or operate in;

•	respond to competitive developments and challenges;

•	continue to comply with the EMV global standard for cards equipped with security chip technology; and

•	attract and retain experienced and talented personnel.
We may not be able to do any of these successfully, and our failure to do so could have a material adverse effect on our business, financial condition, operations, or cash flows, which could, among other things, affect our ability to make payments under our New Credit Facilities (defined herein) or the 2017 Unsecured Notes (as defined herein).
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our industry or the economy, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations with respect to our indebtedness.
As of December 31, 2018, our total indebtedness was approximately $1.2 billion, which included the New Credit Facilities and the 2017 Unsecured Notes, each of which contain restrictive covenants. Our high degree of leverage could have significant adverse effects on our business, including:

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore, reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the New Credit Facilities and the indentures governing the 2017 Unsecured Notes;

•	increasing our vulnerability to adverse economic, industry, or competitive developments;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged or may have more resources than us and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting, including pursuit and execution of potential future acquisitions.

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
If we cannot make scheduled payments on our debt, we will be in default. As a result, the holders of the 2017 Unsecured Notes could declare all outstanding principal and interest to be due and payable; the lenders under the New Credit Facilities could declare all outstanding amounts under such facilities due and payable and terminate their commitments to loan money; and, in each case, could foreclose against the assets securing the borrowings under the New Credit Facilities. Such actions could force us into bankruptcy or liquidation.
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
The New Credit Facilities and the indenture governing the 2017 Unsecured Notes contain a number of significant restrictions and covenants that limit our ability to:

•	incur additional indebtedness;

•	sell assets or consolidate or merge with or into other companies;

•	pay dividends or repurchase or redeem capital stock;

•	make certain investments;

•	issue capital stock of our subsidiaries;

•	incur liens;

•	prepay, redeem, or repurchase subordinated debt; and

•	enter into certain types of transactions with our affiliates.
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
If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us, or at all. If our debt is in default for any reason, our business, financial condition, and results of operations could be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
Our net operating losses and other tax credit carry-forwards are subject to limitations that could potentially reduce these tax assets.
As of December 31, 2018, we had tax effected federal and state net operating loss (“NOL”) carry-forwards of approximately $83.0 million and $14.1 million, respectively, federal research and development credit carry-forwards of approximately $8.5 million, and foreign tax credit carry-forwards of approximately $0.5 million. The federal net operating losses can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2022 (for losses incurred before 2018). An estimated federal loss incurred in 2018 of approximately $8.2 million, tax effected, can be carried forward indefinitely to offset taxable income. The state net operating loss carry-forwards will expire between 2019 and 2039. The federal research and development credits are limited to a 20 year carry-forward period and will begin to expire in varying amounts in 2029, if not utilized. The foreign tax credits, which have a full valuation allowance, can be carried forward 10 years and will expire in 2020, if not utilized.

Based on the weight of available evidence, including both positive and negative indicators, if it is more likely than not that a portion, or all, of the deferred tax assets will not be realized, we must consider recording a valuation allowance. Greater weight is given to evidence that is objectively verifiable, most notably historical results. We are in a cumulative loss position and we have decreased our valuation allowance for deferred tax assets related to these NOL and other tax credit carry-forwards, excluding the 2018 federal NOL, by $10.1 million during 2018. Our ability to utilize the remaining NOL and other tax credit carry-forwards to reduce taxable income in future years may be further limited, including the possibility that projected future taxable income is insufficient to realize the benefit of these NOL carry-forwards prior to their expiration. To the extent our results of operations do not improve, we may not have the ability to overcome the more likely than not accounting standard that would allow us to reverse the valuation allowance and may be subject to record an additional valuation allowance in the future.
Our ability to use these tax assets could be adversely affected by the limitations of Sections 382, 383, and 384 of the Internal Revenue Code. In addition, a portion of our NOL’s include amortization of goodwill for tax purposes associated with a restructuring that occurred in 2004, which could be subject to audit by the IRS and thus may have an adverse effect on our NOL carry-forwards.
The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) could adversely affect our business and financial condition.
Due to the 2017 Tax Act, net operating losses arising in taxable years beginning after December 31, 2017 are limited in use to offset 80% of taxable income without the ability to carryback such net operating losses, however, with an indefinite carry-forward of such net operating losses (instead of the former 2-year carryback and 20-year carry-forward for net operating losses arising in taxable years beginning before December 31, 2017). The amount of the net U.S. federal interest expense deduction is generally limited to (a) 30% of adjusted taxable income, calculated without regard to depreciation, amortization, depletion or interest, effective for tax years beginning after December 31, 2017 and before January 1, 2022 and (b) 30% of adjusted taxable income, calculated without regard to interest (reduced by depreciation, amortization and depletion), effective for tax years beginning after December 31, 2021. Disallowed amounts may be carried forward indefinitely, subject to ownership change limitations. U.S. corporations are also subject to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries and a base erosion anti-avoidance tax. The 2017 Tax Act changes are complex and subject to additional guidance to be issued by the U.S. Treasury and the Internal Revenue Service. In addition, the individual states’ reactions to the federal tax changes are evolving. As a result, the overall long-term impact of the 2017 Tax Act is uncertain. It is possible that the application of any new rules may have a material and adverse impact on our operating results, cash flows, and financial condition.
We may experience network or system failures, or service interruptions, including cybersecurity attacks, or other technology risks. Our inability to protect our systems and data against such risks could harm our business and reputation.
Our ability to provide uninterrupted and high levels of services depends upon the performance of our internal network, systems and related infrastructure, and those of our third-party vendors. Any significant interruptions in, or degradation of, the quality of the services, including infrastructure storage and support, that these third parties provide to us could severely harm our business and reputation and lead to the loss of customers and revenue. Our internal network, systems, and related infrastructure, in addition to the networks, systems, and related infrastructure of our third-party technology vendors, may be vulnerable to computer viruses and other malware that infiltrate such systems and networks, as well as physical or electronic security breaches, natural disasters, and similar disruptions. They have been and may continue to be the target of attempts to identify and exploit network and system vulnerabilities, penetrate or bypass security measures in order to interrupt or degrade the quality of the services we receive, or provide or otherwise gain unauthorized access to our networks and systems or those of our third-party vendors. These vulnerabilities or other attempts at access may result from, or be caused by, human error or technology failures, however, they may also be the product of malicious actions by third parties intending to harm our business. The methods that may be used by these third parties to cause service interruptions or failures or to obtain unauthorized access to information change frequently, are difficult to detect, evolve rapidly, and are increasingly sophisticated and hard to defend against. Although we have not incurred material losses or liabilities as a result of security breaches or attempted security breaches, we cannot be certain that our defensive measures, and those employed by our third-party vendors, will be sufficient to defend against all such current and future methods.
Our careful vetting of third parties to provide technology services and the contractual requirements related to the security that we impose on our third-party vendors who have access to this data may not be sufficient to protect us from network or system failures or service interruptions.
Any security breach, whether experienced by us or a third-party vendor, may be material and lead to harm to our financial condition, business reputation, and prospects of future business due to, among other factors: loss of customer confidence arising from interruptions or outages of our services, delays, failure to meet contractual obligations, and loss of data or public release of confidential data; increase regulatory scrutiny on us; compromise our trade secret and intellectual property; expose us to costly uninsured liabilities such as material fines, penalties, liquidated damages, and overall margin compression due to renegotiation of contracts on less favorable terms or loss of business; and liability for claims relating to misuse of personal information in violation of contractual obligations or data privacy laws. The occurrence of any such failure may also subject us to costly lawsuits, claims for contractual indemnities, and negatively impact the status of our gaming regulatory licenses up to and including revocation, as well as divert valuable management, engineering, information technology, and marketing resources toward addressing these issues, delaying our ability to achieve our strategic initiatives. In the event our EGMs or cash access products, systems, or networks are compromised, gaming establishments may require us to remediate any abnormality, downtime, loss of use, or suspicious activity or require us to indemnify casino operators for lost business and, potentially, their patrons. In addition, we gather, as permitted by law, non-public, personally-identifiable financial information from patrons who use our cash access services, such as names, addresses, telephone numbers, bank and credit card account numbers, and transaction information, the compromise of such data, which may subject us to fines and other related costs of remediation.
The insurance we maintain against cybersecurity and related risks may not cover all losses that we could suffer.
The gaming industry is intensely competitive, and if we are unable to compete effectively, our business could be negatively impacted.
The market for gaming devices, cash access products, and related services is highly competitive, and we expect competition to increase and intensify in the future. In both our Games and FinTech businesses, some of our competitors and potential competitors have significant advantages over us, including greater name recognition; longer operating histories; pre-existing relationships with current or potential customers with respect to other financial services; greater financial, research, design, development, marketing, technological, and other resources; and more ready access to capital resources, which allow them to respond more quickly to new or changing opportunities, be in a better position to compete and, in respect of our cash access business, to pay higher commissions or other incentives to gaming establishments in order to gain new customers. In our FinTech business, we compete with other established providers of cash access products and services, including third-party transaction processors, financial institutions, and other regional and local banks that operate ATMs on the premises of gaming establishments. To the extent that we lose customers to these competitors, or competitive pressures force us to offer incentives or less favorable pricing terms to us to establish or maintain relationships with gaming establishments, our business, financial condition, operations, or cash flows could be materially and adversely affected.
Consolidation among our customers or competitors could have a material adverse effect on our revenues and profitability.
We often execute contracts with customers pursuant to which we provide products and services at multiple gaming establishments. Accordingly, the expiration or termination of a single key contract can mean the loss of multiple gaming facilities at which many of our products and services are used. Consolidation among operators of gaming establishments may also result in the loss of customers, if one of our customers is acquired by a business that utilizes one of our competitors, or significant margin compression, if rates vary between acquiring and acquired customers. Consolidation among our competitors in either the Games or FinTech sectors will only increase advantages these competitors may have over us as we compete for these customers, including even greater financial, research, design, development, marketing, technological, and other resources, the ability to offer customers more favorable rates and prices due to lower operating costs resulting from efficiencies of scale and varying margins of a larger product portfolio, among other factors.
Our business depends on our ability to introduce new, commercially viable games, products, and services in a timely manner.
Our success is dependent on our ability to develop and sell new games, products, and services that are attractive not only to our customers, but also to their customers, the gaming patrons. If our games, products, and services do not appeal to gaming operators and patrons, or do not meet or sustain revenue and profitability of contractual obligations and expectations, we may lose business to our competitors. Additionally, we may be unable to enhance existing games, products, and services in a timely manner in response to changing regulatory, legal, or market conditions, customer requirements, or new games, products, and services may not achieve market acceptance in new or existing markets. Delay in regulatory approvals of new gaming devices and equipment may adversely impact new product deployment. If we are unable to keep pace with rapid innovations in new technologies or product design and deployment or if we are unable to quickly adapt our development, manufacturing, or sales processes to compete, our business, financial condition, operations, or cash flows could suffer a material adverse effect.
Our business is dependent upon consumer demand for gaming and overall economic trends specific to the gaming industry. Economic downturns or a decline in the popularity of gaming could reduce the number of patrons that use our products and services or the amounts of cash that they access using our services.
We provide our gaming-related and cash access products and services almost exclusively to gaming establishments. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity, participation in which has in the past and may in the future decline during periods of (i) economic growth, due to changes in consumers’ spending habits; (ii) economic downturns, due to decreases in our customers’ disposable income or general tourism activities; and (iii) declining consumer confidence, due to general economic conditions, domestic- and geo-political concerns, or other factors. Gaming competes with other leisure activities as a form of consumer entertainment and may lose popularity as new leisure activities arise or as other leisure activities become more popular. In addition, gaming in traditional gaming establishments (to which we sell our products and services) competes with Internet-based gaming. The popularity and acceptance of gaming is also influenced by the prevailing social mores and changes in social mores, including changes driven by social responsibility organizations that are dedicated to addressing problem gaming, which could result in reduced acceptance of gaming as a leisure activity or litigation or lobbying efforts focused on limiting gaming activities. To the extent that the popularity or availability of gaming in traditional gaming establishments declines as a result of any of these factors, the demand for our cash access and gaming-related products and services, or the willingness of our customers to spend new capital on acquiring gaming equipment or utilize revenue share agreements, may decline and our business may be harmed.
We may not successfully enter new markets and potential new markets may not develop quickly, or at all.
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
In addition, as we attempt to sell our gaming-related and cash access products and services into international markets in which we have not previously operated, we may become exposed to political, economic, tax, legal, and regulatory risks not faced by businesses that operate only in the United States. The legal and regulatory regimes of foreign markets and their ramifications on our business may be less certain. Our international operations may be subject to a variety of risks, including different regulatory requirements and interpretations, trade barriers, difficulties in staffing and managing foreign operations, higher rates of fraud, compliance with anti-corruption and export control laws, fluctuations in currency exchange rates, difficulty in enforcing or interpreting contracts or legislation, political and economic instability, and potentially adverse tax consequences. Difficulties in obtaining approvals, licenses, or waivers from the monetary and Gaming Authorities of other jurisdictions, in addition to other potential regulatory and quasi-regulatory issues that we have not yet ascertained, may arise in international jurisdictions into which we attempt to enter. In these new markets, our operations will rely on an infrastructure of, among other things, financial services and telecommunications facilities that may not be sufficient to support our business needs. In these new markets, we may additionally provide services based upon interpretations of applicable law, which interpretation may be subject to regulatory or judicial review. These risks, among others, could materially and adversely affect our business, financial condition, and operations. In connection with our expansion into new international markets, we may forge strategic relationships with business partners to assist us. The success of our expansion into these markets therefore may depend in part upon the success of the business partners with whom we forge these strategic relationships. If we do not successfully form strategic relationships with the right business partners or if we are not able to overcome cultural or business practice differences, our ability to penetrate these new international markets could suffer.
We are subject to the risk that the domestic or international markets we attempt to enter or expand into may not develop as quickly as anticipated, or at all. The development of new gaming markets is subject to political, social, regulatory, and economic forces beyond our control. The expansion of gaming activities in new markets can be very controversial and may depend heavily on the support and sponsorship of local government, and may be based upon interpretations of newly enacted laws, the interpretation of which may be subject to regulatory or judicial review. Changes in government leadership, failure to obtain requisite voter support in referendums, failure of legislators to enact enabling legislation, and limitations on the volume of gaming activity that is permitted in particular markets may inhibit the development of new markets. Further, our estimates of the potential future opportunities in new markets are based on a variety of assumptions that may prove to be inaccurate. To the extent that we overestimate the potential of a new market, incorrectly gauge the timing of the development of a new market, or fail to anticipate the differences between a new market and our existing markets, we may fail in our strategy of growing our business by expanding into new markets. Moreover, if we are unable to meet the needs of our existing customers as they enter markets that we do not currently serve, our relationships with these customers could be harmed.
We may not realize satisfactory returns on money loaned or otherwise funded to new and existing customers to develop or expand gaming facilities.
In our gaming business, we enter into placement fee agreements typically to secure a long-term revenue share percentage and a fixed number of player terminal placements in the gaming facility. These placement fee arrangements may provide for the removal of our player terminal placements in the event of poor game performance with no further obligation of the gaming customer. Additionally, we have historically entered into development fee arrangements and may continue to do so in the future. Under the development fee arrangements, we provide financing for construction, expansion, or remodeling of gaming facilities in exchange for a long-term revenue share percentage and a fixed number of player terminal placements in the gaming facility until the development fee is repaid to us. The success of these ventures is dependent upon the timely completion of the gaming facility, the placement and performance of our player terminals, and a favorable regulatory environment. Our development and placement efforts and financing activities may result in operating difficulties, financial and regulatory risks, or required expenditures that could materially and adversely affect our liquidity. In connection with one or more of these transactions, and to obtain the necessary development and placement fee funds, we may need to extend secured and unsecured credit to potential or existing customers that may not be repaid, incur debt on terms unfavorable to us, incur difficulties in perfecting security interests in collateral on Indian lands, or that we are unable to repay, or incur other contingent liabilities. The failure to maintain controls and processes related to our collection efforts or the deterioration of regulatory or financial condition of our customers could negatively impact our business.
If we are unable to develop and protect our intellectual property adequately or obtain intellectual property rights and agreements, we may lose valuable competitive advantages, be forced to incur costly litigation to protect our rights, or be restricted in our ability to provide various products in our markets.
Our success depends, in part, on developing and protecting our intellectual property. We rely on a combination of patents, trademarks, copyrights, trade secrets, and contractual restrictions to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners, and customers to establish and protect our intellectual property and similar proprietary rights. We cannot assure you that we will be successful in protecting these rights and, despite our efforts, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors. Any litigation relating to the defense of our intellectual property, whether successful or unsuccessful, could result in substantial costs to us and potentially cause a diversion of our resources.
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
We rely on technology provided by third-party vendors, the loss of which could materially and adversely affect our business, increase our costs, and delay deployment or suspend development of our financial services products, gaming systems, and player terminals.
We have entered into license agreements with third parties for the exclusive use of their technology and intellectual property rights in the gaming industry, such as our license to use portions of the software infrastructure upon which our cash access systems operate, and we also rely on third-party manufacturers to manufacture our gaming devices, fully integrated kiosks, and other integrated kiosk solutions. We rely on these other parties to maintain and protect this technology and the related intellectual property rights. If our licensors fail to protect their intellectual property rights in material that we license and we are unable to protect such intellectual property rights, the value of our licenses may diminish significantly and our business could be significantly harmed. In addition, if these agreements expire and we are unable to renew them, or if the manufacturers of this software or hardware, or functional equivalents of this software or hardware, were either no longer available to us or no longer offered to us on commercially reasonable terms, we may lose a valuable competitive advantage and our business could be harmed.
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
We rely on intellectual property licenses from one or more third-party competitors, the loss of which could materially and adversely affect our business and the sale or placement of our products. Various third-party gaming manufacturers with which we compete are much larger than us and have substantially larger intellectual property assets. The gaming manufacturer industry is very competitive and litigious, and a lawsuit brought by one of our larger competitors, whether or not well-founded, may have a material adverse effect on our business, financial condition, operations, or cash flows and our ability to sell or place our products.

Our inability to identify business opportunities and future acquisitions, or successfully execute any of our identified business opportunities or future acquisitions could limit our future growth.
From time to time, we pursue strategic acquisitions in support of our strategic goals. In connection with any such acquisitions, we could face significant challenges in timely securing required approvals of Gaming Authorities, or managing and integrating our expanded or combined operations, including acquired assets, operations, and personnel. There can be no assurance that acquisition opportunities will be available on acceptable terms or at all or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions.
We may not achieve the intended benefits of our acquisitions, if any, nor may we be able to integrate those businesses successfully, and any such acquisitions may disrupt our current plans and operations.
Our ability to succeed in implementing our strategy will depend to some degree upon the ability of our management to successfully integrate commercially viable acquisitions. Acquisition transactions may disrupt our ongoing business and distract management from other responsibilities. The expected cost synergies associated with such acquisitions may not be fully realized in the anticipated amounts or within the contemplated timeframes or cost expectations, which could result in increased costs and have an adverse effect on our prospects, results of operations, cash flows, and financial condition. Our businesses may be negatively impacted if we are unable to effectively manage our expanded operations. The integration of these acquisitions will require significant time and focus from management and may divert attention from the day‑to‑day operations of the combined business or delay the achievement of our strategic objectives. We expect to incur incremental costs and capital expenditures related to our contemplated integration activities.
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

•	we may not be able to retain key technical and managerial personnel from an acquired business;

•	we may be unable to achieve the financial and strategic goals for any acquired and combined businesses;

•	we may have difficulty in maintaining controls, procedures, and policies during the transition and integration period following a future acquisition;

•	our relationships with partner companies or third-party providers of technology or products could be adversely affected;

•	our relationships with employees and customers could be impaired;

•
our due diligence process may fail to identify significant issues with product quality, product architecture, legal, or tax contingencies, customer obligations, and product development, among other things;

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
In the event of a natural disaster, the operations of gaming establishments could be negatively impacted or consumer demand for gaming could decline, or both, and as a result, our business could be interrupted, which could materially and adversely affect our revenues and results of operations. Adverse weather conditions, particularly flooding, hurricanes, tornadoes, heavy snowfall, and other extreme weather conditions often deter our customer’s end users from traveling or make it difficult for them to frequent the sites where our games and FinTech equipment are installed. If any of those sites experienced prolonged adverse weather conditions, or if the sites in the State of Oklahoma, where a significant number of our games and FinTech equipment are installed, simultaneously experienced adverse weather conditions, our results of business, financial condition, and operations could be materially and adversely affected. During 2018, the impact of weather-related natural disasters resulted in business disruption at certain of our customers’ facilities.
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
Native American tribes that are federally recognized are considered “domestic dependent nations” with certain sovereign rights and, in the absence of a specific grant of authority by Congress to a state or a specific compact or agreement between a tribal entity and a state that would allow the state to regulate activities taking place on Native American lands, such tribes can enact their own laws and regulate gaming operations and contracts. In this capacity, Native American tribes generally enjoy a degree of sovereign immunity, which, among other things, recognizes a tribe’s inherent authority of self-determination and self-governance, immunizes the tribe from certain lawsuits outside of tribal jurisdiction, and generally authorizes a tribe’s powers of taxation and spending over its federally-recognized nation. Accordingly, before we can seek to enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, we must obtain from the Native American tribe a general or limited waiver of its sovereign immunity with respect to the matter in dispute, which we are not always able to do. Without a general or limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribal party to that contract. Governing law and venue provisions in our contracts with Native American tribal customers vary widely and may not be enforceable.
Further, certain Native American tribes require us to contract or subcontract to provide all or some portion of our services with entities that are owned, controlled, or managed by tribal members or related parties. Our ability to provide our services is dependent upon our relationship with these third parties and their ability to provide services in accordance with the terms of our contractual arrangement with these third parties and, in some instances, the third parties’ relationship or contractual arrangement with the applicable tribal gaming casino or tribe.
Government enforcement, regulatory action, judicial decisions, and proposed legislative action have in the past, and will likely continue to affect our business, financial condition, operations, cash flows, and prospects in Native American tribal lands. The legal and regulatory uncertainties surrounding our Native American tribal agreements could result in a significant and immediate material adverse effect on our business, financial condition, operations, or cash flows. For example, certain of our agreements with Native American tribes are subject to review by regulatory authorities. Additionally, such uncertainties could increase our cost of doing business and could take management’s attention away from operations. Regulatory action against our customers or equipment in these or other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences. Moreover, Native American tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within each Native American tribe. Changes in tribal leadership or tribal political pressure can affect our business relationships within Native American markets.
Most of our leased gaming device contracts with our customers are short-term, and if we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition, operations, or cash flows may suffer a material adverse effect.
Most of our leased gaming device contracts with our customers are generally short-term, except for customers with whom we have entered into development and placement fee agreements. We do not rely upon the stated term of our gaming device contracts to retain the business of our customers. We rely instead upon providing competitive player terminals, games, and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our gaming device business is subject to nonrenewal, which may materially and adversely affect our earnings, financial condition, and cash flows. To renew or extend any of our customer contracts, generally, we may be required to accept financial and other terms that are less favorable to us than the terms of the expired contracts. In addition, we may not succeed in renewing customer contracts when they expire. If we are required to agree to other less favorable terms to retain our customers or we are not able to renew our relationships with our customers upon the expiration of our contracts, our business, financial condition, operations, or cash flows could suffer a material adverse effect.
Tribal gaming customers who have historically operated large quantities of Class II gaming units may negotiate into arrangements with state governments or renegotiate existing gaming compacts that could impact the amount of Class II gaming devices currently supplied by the Company. If we are unable to maintain our existing placement of units, then our business, financial condition, operations, or cash flows may suffer an adverse effect.
As of December 31, 2018, we operated 9,370 Class II gaming units under lease or daily fixed fee arrangements to our customers. Customers who enter into compacts with state governments may desire to change from Class II gaming units to Class III gaming units, as Class III units generally perform better than Class II units. This may result in the loss of placements under lease or daily fixed fee arrangements as customers purchase or lease Class III units from other equipment suppliers to replace our existing Class II units. If we are unable to replace these lost units with our proprietary Class III units, then our business, financial condition, operations, or cash flows may suffer an adverse effect.
If we are unable to renew our contract with the New York State Gaming Commission, our revenues, financial condition, operations, or cash flows may suffer an adverse effect.
Our contract to provide an accounting and central determinant system for the VLTs in the State of New York has provided Games segment revenues of approximately $18.5 million for the year ended December 31, 2018 and $18.1 million for the years ended December 31, 2017 and 2016. In January 2018, an amendment to the agreement between Everi Games and the New York State Gaming Commission was approved and became effective. Under this amendment, Everi Games will continue to provide and maintain the central determinant system for the New York Lottery through December of 2019. Upon its expiration, if we are unsuccessful in renewing the contract, our business, financial condition, operations, or cash flows may suffer an adverse effect.
An unexpectedly high level of chargebacks, as the result of fraud or otherwise, including in connection with new technology standards being implemented in the United States regarding chip-based cards, could materially and adversely affect our cash access business.
In 1994, Europay, MasterCard, and Visa jointly developed EMV, designed to deter fraudulent card transactions related to identity theft, counterfeit cards, and the misuse of lost or stolen cards via enhanced card authentication, transaction authorization, and cardholder verification using chip-based smart-cards. EMV has been adopted in many regions of the world as the global standard for fraud deterrence in chip based smart-card payments. To encourage adoption in the U.S., effective October 1, 2015, the U.S. payment card industry implemented new rules which shifted the liability for fraudulent transactions onto merchants if they elect to process transactions using the magnetic stripe when presented with a EMV chip-based smart-card. This shifted the responsibility for chargebacks due to fraudulent transactions on such cards from the card issuer onto the merchant. If we are unable to maintain compliant status with the EMV regulations, our cash access business may be adversely affected.
When patrons use our cash access services, we either dispense cash or produce a negotiable instrument that can be exchanged for cash. If a completed cash access transaction is subsequently disputed, and if we are unsuccessful in establishing the validity of the transaction, we may not be able to collect payment for such transaction and such transaction becomes a chargeback. In the event that we incur chargebacks in excess of specified levels, we could lose our sponsorship into the card associations or be censured by the card associations by way of fines or otherwise. Our failure to adequately manage our chargebacks could have a material adverse effect on our business, financial condition, operations, or cash flows.

Changes in consumer willingness to pay a convenience fee to access their funds could reduce the demand for our cash access products and services.
Our cash access business depends upon the willingness of patrons to pay a convenience fee to access their own funds on the premises of a gaming establishment. In most retail environments, consumers typically do not pay an additional fee for using non-cash payment methods such as credit cards, POS debit cards, or checks. Gaming patrons could bring more cash with them to gaming establishments or access cash outside of gaming establishments without paying a fee for the convenience of not having to leave the gaming establishment. To the extent that gaming patrons become unwilling to pay these convenience fees or lower cost cash access alternatives become available, the demand for cash access services within gaming establishments will decline and our business could suffer.
Our 3-in-1 Rollover patent expired in early 2018 and our business, financial condition, operations, or cash flows may suffer an adverse effect from our competitors’ use of this technology.
We no longer have the ability to extend our existing 3-in-1 Rollover patent, which allows a patron that has reached his or her daily ATM limit to obtain funds via a POS debit card cash access transaction or a credit card cash access transaction instead. As a result of the patent expiration, our competitors will have the ability to emulate this technology; and our business, financial condition, operations, or cash flows may suffer an adverse effect.
Risks Related to Regulation of Our Industry
Unauthorized disclosure of cardholder and patron data or similar violations of applicable data privacy laws, whether through a security breach of our computer systems, our third-party processor’s computer systems or otherwise, or through our unauthorized use or transmission of such data could subject us to costly fines, penalties, and legal claims.
We collect and store personally identifiable information about cardholders and patrons that perform certain cash access and Central Credit transactions, including names, addresses, social security numbers, driver’s license numbers, and account numbers, and we maintain a database of cardholder and patron data, including account numbers, in order to process our cash access and Central Credit transactions. We also rely on our third-party processor and certain other technology partners to process and store cardholder and patron data relating to our cash access and Central Credit transactions. As a result, we, as well as our third-party processor, certain of our other technology providers, and some of our gaming establishment customers, are required to comply with various foreign, federal, and state privacy statutes and regulations, and the PCI Data Security Standard. Compliance with these regulations and requirements, which are subject to change at any time, is often difficult and costly, and our failure, or the failure of these other third parties, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability to our sponsor bank, and termination of our agreements with our gaming establishment customers, each of which could have a material adverse effect on our business, financial condition, operations, or cash flows. If our computer systems or those of our third-party processor or other technology providers suffer a security breach, we may be subject to liability, including claims for unauthorized transactions with misappropriated bank card information, impersonation, or similar fraud claims, as well as for any failure to comply with laws governing required notifications of such a breach, and these claims could result in protracted and costly litigation, penalties, or sanctions from the card associations and EFT payment networks, and damage to our reputation, which could reduce and limit our ability to provide cash access and related services to our gaming establishment customers.
The personally identifiable information we collect also includes our patrons’ transaction behavioral data and credit history data, which we may use to provide marketing and data intelligence services to gaming establishments. This information is increasingly subject to federal, state, and card association laws and regulations, as well as laws and regulations in numerous jurisdictions around the world. Governmental regulations are typically intended to protect the privacy and security of such data and information as well as to regulate the collection, storage, transmission, transfer, use, and distribution of such data and information. We could be materially and adversely affected if domestic or international laws or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their laws or regulations in ways that negatively affect our business or even prohibit us from offering certain marketing and data intelligence or other services. Similarly, if we are required to allocate significant resources to modify our internal operating systems and procedures to enable enhanced protection of patron data that we transmit, store and use, our business results could be adversely affected. In addition, we may face requirements that pose compliance challenges in new international markets that we seek to enter as various foreign jurisdictions have different laws and regulations concerning the storage, transmission and use of gaming patron data. Such variation could subject us to costs, liabilities, or negative publicity that could impair our ability to expand our operations into some countries; therefore, it could limit our future growth.
We are subject to extensive governmental gaming regulation, which may harm our business.
Our ability to conduct both our gaming and cash access businesses, expand operations, develop and distribute new games, products and systems, and expand into new gaming markets is also subject to significant federal, state, local, Native American and foreign regulations which vary from jurisdiction to jurisdiction. In the United States and many other countries, gaming must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. The gaming laws, regulations and ordinances generally concern the antecedents, acumen, financial stability and character of our owners, officers and directors, as well as those persons financially interested or involved in our companies; dictate the technical standards and regulations of our electronic player terminals, gaming systems and certain other products; set forth the process and manner by which the Gaming Authorities issue such licenses, findings of suitability and product approvals. In addition, the suspension, revocation, nonrenewal or limitation of any of our licenses or product approvals, or the inability to obtain or maintain requisite license or product approvals could have a material adverse effect on our business operations, financial condition, and results of operations and our ability to maintain key employees. The Gaming Authorities may deny, limit, condition, suspend or revoke a gaming license or related approval for violations of applicable gaming laws and regulations and may impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition and results of operations.
Further, changes in existing gaming laws or regulations or new interpretations of existing gaming laws may hinder or prevent us from continuing to operate in those jurisdictions where we currently do business, which could harm our operating results. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, or uncertainty as to the means and manner in which existing gaming laws may be interpreted and applied, either singly or together, could have a negative impact on our operations.
In May 2018, the United States Supreme Court struck down the Professional and Amateur Sports Protection Act (“PASPA”) as unconstitutional, which led many states to quickly propose and, in some instances, pass legislation authorizing sports betting. Consequently, gaming regulators, many of our operator customers, and many of our competitors dedicated resources to service this new market, as did we. However, in January 2019, the Office of Legal Counsel of the Department of Justice (“OLC”) published an opinion reversing its prior 2011 opinion interpreting the Federal Wire Act. The 2019 opinion now indicates that the Wire Act is applicable to any wire communication across state lines and specifically indicating that the Unlawful Internet Gambling Enforcement Act (“UIGEA”) does not modify the Wire Act, violations of which may be subject to criminal prosecution. The specific comment regarding UIGEA implicates UIGEA’s carve out for “unlawful Internet gambling” and “intermediate routing” (i.e., the ancillary crossing of state lines of transmissions between intra-state communications points). In reliance on the 2011 Wire Act opinion, several states legalized online gaming, and the proposed legislation in many jurisdictions in response to the May 2018 PASPA decision included online sports betting. The impact of the 2019 Wire Act opinion is currently unclear, and may implicate lottery, land-based, and online gaming as well as banks and payment processors that services these market segments. The Deputy Attorney General of the United States delayed implementation of the 2019 opinion through June 14, 2019, and several states’ attorney general have, or are contemplating, action in response to the 2019 opinion, including litigation. Interpretations and resultant enforcement of the Wire Act as may relate to intermediate routing transactions could negatively impact our WAP games business as well as our FinTech cash access business and our interactive real money gaming business.
Moreover, in addition to the risk of enforcement action, we are also at risk of loss of business reputation in the event of any potential legal or regulatory investigation, whether or not we are ultimately accused of or found to have committed any violation. For a summary of gaming regulations that could affect our business, see “Item 1. Business — Regulation.”
Many of the financial services that we provide are subject to extensive rules and regulations, which may harm our business.
Our Central Credit gaming patron credit bureau and check verification and warranty services are subject to the FCRA, the FACTA, and similar state laws. The collection practices that are used by our third-party providers and us may be subject to the FDCPA and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card cash access transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to state and local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs, our ability to surcharge cardholders who use our ATMs, and the form and type of notices that must be disclosed regarding the provision of our ATM services. The cash access services we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001. We are required to file SARs with respect to transactions completed at all gaming establishments where we provide our cash access services through a gaming establishment’s cashier or financial services center. If we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher, we are subject to the applicable state licensing requirements and regulations governing check cashing activities. We are also subject to various state licensing requirements and regulations governing money transmitters.
We are subject to formal or informal audits, inquiries, or reviews from time to time by the regulatory authorities that enforce these financial services rules and regulations. In the event that any regulatory authority determines that the manner in which we provide cash access, patron marketing, or gaming patron credit bureau services is not in compliance with existing rules and regulations, or the regulatory authorities adopt new rules or regulations that prohibit or restrict the manner in which we provide cash access, patron marketing, or gaming patron credit bureau services, then these regulatory authorities may force us to modify the manner in which we operate or force us to stop processing certain types of cash access transactions or providing patron marketing or gaming patron credit bureau services altogether. We may also be required to pay substantial penalties and fines if we fail to comply with applicable rules and regulations. For example, if we fail to file CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with either the Bank Secrecy Act or the USA PATRIOT Act of 2001, we could be subject to substantial civil and criminal penalties. In addition, our failure to comply with applicable rules and regulations could subject us to private litigation.
We are subject to extensive rules and regulations of card associations, including VISA, MasterCard, and EFT networks that are always subject to change, which may harm our business.
Our cash access business is subject to the extensive rules and regulations of the leading card associations, VISA and MasterCard. The rules and regulations do not expressly address some of the contexts and settings in which we process cash access transactions or do so in a manner subject to varying interpretations. As an example, we and certain of our providers must comply with the PCI Data Security Standard. The failure by any of such providers to comply with such standards could result in our being fined or being prohibited from processing transactions through VISA, MasterCard, and other card and payment networks. We also process transactions involving the use of the proprietary credit cards such as those offered by Discover Card and American Express, as well as other regional cards issued in certain international markets. The rules and regulations of the proprietary credit card networks that service these cards present risks to us that are similar to those posed by the rules and regulations of VISA, MasterCard, and other payment networks.
The card associations’ and payment networks’ rules and regulations are always subject to change, and the card associations or payment networks may modify their rules and regulations from time to time. Our inability to anticipate changes in rules and regulations, or the interpretation or application thereof, may result in substantial disruption to our business. In the event that the card associations, payment networks or our sponsoring banks determine that the manner in which we process certain types of card transactions is not in compliance with existing rules and regulations, or if the card associations or payment networks adopt new rules or regulations that prohibit or restrict the manner in which we process certain types of card transactions, we may be forced to pay a fine, modify the manner in which we operate our business, or stop processing certain types of cash access transactions altogether, any of which could have a material adverse effect on our business, financial condition, operations, or cash flows.
Card associations and EFT networks may change interchange reimbursement rates or network operating fees or assess new fees associated with the processing and settlement of our cash access transactions or otherwise change their operating rules and regulations without our consent and such changes may affect our revenues, cost of revenues (exclusive of depreciation and amortization), net income, and our business generally.
We receive income from issuers of ATM, credit, and debit cards for certain transactions performed on our ATMs related to cash dispensing or certain other non-financial transactions such as balance inquiries. The EFT networks may also charge certain fees related to the performance of these transactions. We refer to the net of this income and fees as reverse interchange. The amount of this reverse interchange income is determined by the card associations and EFT networks, and this income is subject to decrease at their discretion.
We pay interchange and other network fees for services to the credit card associations and EFT networks that they provide in settling transactions routed through their networks. Collectively we call these charges interchange fees. Subject to the limitations imposed by federal regulations such as the Durbin Amendment or other regulations that may be enacted, the amounts of these interchange fees are determined based upon the sole discretion of the card associations and EFT networks and are subject to increase at any time. Competitive pressures might prevent us from passing all or some of these fees through to our customers in the future. To the extent that we are unable to pass through to our customers all or any portion of any increase in interchange or other network processing fees, our cost of revenues (exclusive of depreciation and amortization) would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our business, financial condition, operations, or cash flows. In addition, proposed changes to the Dodd-Frank Act, such as the repeal of the Durbin Amendment, if adopted, or other regulation that could be implemented to limit the amount of surcharge or service fees charged for our cash access transactions could have a negative impact on revenue and gross margins (exclusive of depreciation and amortization) as a result of reduced service fee revenue and potential increases in interchange rates merchants pay for debit card transactions.
The card associations and EFT networks may also elect to impose new membership or other fees, or implement new rules and regulations with respect to processing transactions through their networks, and any such new fees, rules, or regulations could have a material adverse effect on our business, financial condition, operations, or cash flows.
The provision of our credit card access, POS debit, and ATM services are dependent upon our continued sponsorship into the VISA and MasterCard card associations, and the suspension or termination of our sponsorship would result in a material adverse effect on our business, financial condition, operations, or cash flows.
We process virtually all of our credit card cash access, POS debit, and ATM service transactions through the VISA and MasterCard card associations, both domestically and internationally, and virtually all of the revenue that we derive from our credit card cash access, POS debit, and ATM services is dependent upon our continued sponsorship into the VISA and MasterCard associations. We cannot provide these services without sponsorship into the VISA and MasterCard associations by a member financial institution. Our failure to maintain our current sponsorship arrangements or secure alternative sponsorship arrangements into the VISA and MasterCard associations could have a material adverse effect on our business, financial condition, operations, or cash flows.
Our ATM service business is subject to extensive rules and regulations, which may harm our business.
Our ATM services are subject to the applicable federal, state, and local banking regulations in each jurisdiction in which we operate ATMs, which regulations relate to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs, our ability to surcharge cardholders who use our ATMs, and the form and type of notices that must be disclosed with respect to the fees we charge to patrons in connection with our ATM services. ATMs are also subject to requirements of the Americans with Disabilities Act, which in general require that ATMs be accessible to individuals with disabilities, such as visually-impaired persons. These laws and regulations may impose significant burdens on our ability to operate ATMs profitably in some locations, or at all, and our business, financial condition, operations, or cash flows could be materially adversely affected. Moreover, because these regulations are subject to change, we may be forced to modify our ATM operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide ATM services at gaming establishments. If federal, state, local, or foreign authorities adopt new laws or regulations, or raise enforcement levels on existing laws and regulations that make it more difficult for us to operate our ATM business, then our revenues and earnings may be negatively affected. If legislation or regulations are enacted in the future that adversely impact our ATM business, we may be forced to modify our operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide ATMs at gaming establishments and our business, financial condition, operations, or cash flows could suffer a material adverse effect.
Consumer privacy laws may change, requiring us to change our business practices or expend significant amounts on compliance with such laws.
Our patron marketing and database services depend on our ability to collect and use non-public personal information relating to patrons who use our products and services and the transactions they consummate using our services. We are required by federal and state privacy laws and rules to safeguard and protect the privacy of such information, to make disclosures to patrons regarding our privacy and information sharing policies and, in some cases, to provide patrons an opportunity to “opt out” of the use of their information for certain purposes. The failure or circumvention of the means by which we safeguard and protect the privacy of information we gather may result in the dissemination of non-public personal information, which may harm our reputation and may expose us to liability to the affected individuals and regulatory enforcement proceedings or fines. Regulators reviewing our policies and practices may require us to modify our practices in a material or immaterial manner or impose fines or other penalties if they believe that our policies and practices do not meet the necessary standard. To the extent that our patron marketing and database services have failed, are now failing, or in the future fail to comply with applicable law, our privacy policies or the notices that we provide to patrons, we may become subject to actions by a regulatory authority or patrons which cause us to pay monetary penalties or require us to modify the manner in which we provide patron marketing and database services. To the extent that patrons exercise their right to “opt out,” our ability to leverage existing and future databases of information would be curtailed. Consumer and data privacy laws are evolving, and due to recent high profile thefts and losses of sensitive consumer information from protected databases, such laws may be broadened in their scope and application, impose additional requirements and restrictions on gathering, encrypting and using patron information or narrow the types of information that may be collected or used for marketing or other purposes or require patrons to “opt-in” to the use of their information for specific purposes, or impose additional fines or potentially costly compliance requirements which will hamper the value of our patron marketing and database services.

Risks Related to Our Stock
Our common stock has been publicly traded since September 2005, and we expect that the price of our common stock will fluctuate substantially.
There has been a public market for our common stock since September 2005. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including those described above under “—Risks Related to Our Business,” “—Risks Related to Regulation of Our Industry”, and the following:

•	our failure to maintain our current customers, including because of consolidation in the gaming industry;

•	increases in commissions paid to gaming establishments as a result of competition;

•	increases in interchange rates, processing fees, or other fees paid by us;

•	decreases in reverse interchange rates paid to us;

•	actual or anticipated fluctuations in our or our competitors’ revenue, operating results, or growth rate;

•	our inability to adequately protect or enforce our intellectual property rights;

•	any adverse results in litigation initiated by us or by others against us;

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

•	our failure to successfully enter new markets or the failure of new markets to develop in the time and manner that we anticipate;

•	announcements by our competitors of significant new contracts or contract renewals or of new products or services;

•	changes in general economic conditions, financial markets, the gaming industry, or the payments processing industry;

•	the trading volume of our common stock;

•	sales of common stock or other actions by our current officers, directors, and stockholders;

•	acquisitions, strategic alliances, or joint ventures involving us or our competitors;

•	future sales of our common stock or other securities;

•	the failure of securities analysts to cover our common stock or changes in financial estimates or recommendations by analysts;

•	our failure to meet the revenue, net income, or earnings per share estimates of securities analysts or investors;

•	departures of key personnel or our inability to attract or retain key personnel;

•	our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises with respect to our infrastructure, systems, and information technology environment;

•	terrorist acts, theft, vandalism, fires, floods, or other natural disasters; and

•	rumors or speculation as to any of the above which we may be unable to confirm or deny due to disclosure restrictions imposed on us by law or which we otherwise deem imprudent to comment upon.

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

•
provide that special meetings of stockholders can only be called by our Board of Directors, Chairman of the Board, or Chief Executive Officer. In addition, the business permitted to be conducted at any special meeting of stockholders is limited to the business specified in the notice of such meeting to the stockholders;

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
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
We occupy real estate properties mostly in the United States and, to a lesser degree, internationally that are under lease agreements. We believe that these facilities are adequate for our business needs as presently conducted.
We primarily occupy the following leased real estate properties:

Location	Sq. Ft	Purpose	Segment
Austin, Texas	204,256	Games Headquarters and Operations	Games
Las Vegas, Nevada	106,873	Corporate Headquarters; FinTech Headquarters and Operations	FinTech; Games
Reno, Nevada	17,138	Game Design Studio	Games
Chicago, Illinois	17,124	Game Design Studio	Games
In addition, we lease several other less significant real estate properties that are used to support our products and services.
Item 3.  Legal Proceedings.
We are involved in various investigations, claims, and lawsuits in the ordinary course of our business. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, based upon current information, we do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity, or results of operations.
Item 4.  Mine Safety Disclosures.
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed for trading on the New York Stock Exchange under the symbol “EVRI.” On March 1, 2019, there were eight holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
Common Stock Repurchases
We did not have a share repurchase program in effect for the years ended December 31, 2018, 2017, and 2016.
Issuer Purchases and Withholding of Equity Securities
We repurchased or withheld from restricted stock awards 17,552, 15,457, and 18,717 shares of our common stock at an aggregate purchase price of $0.1 million for the years ended December 31, 2018, 2017, and 2016, respectively, to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards. The following table includes the monthly repurchases or withholdings of our common stock during the fourth quarter ended December 31, 2018:

	Total Number of Shares Purchased (1) (in thousands)	Average Price per Share (2)

Tax Withholdings
10/1/18 - 10/31/18	6.4	$7.04
11/1/18 - 11/30/18	0.6	$7.41
12/1/18 - 12/31/18	3.1	$5.26
Total	10.1	$6.52

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
Stock Performance Graph
The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the S&P Information Technology Index during the five-year period ended December 31, 2018.
The graph assumes that $100 was invested on December 31, 2013 in our common stock, in the S&P 500 Index and the S&P Information Technology Index, and that all dividends were reinvested. Research Data Group, Inc. furnished this data and the cumulative total stockholder returns for our common stock, the S&P 500 Index and the S&P Information Technology Index are based on the calendar month end closing prices. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

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

	Year Ended December 31,
	2018(1)	2017(2)	2016(3)	2015(4)(5)	2014(6)
Income Statement Data
Revenues	$469,515	$974,948	$859,456	$826,999	$593,053
Operating income (loss)	85,813	81,819	(118,555)	(9,730)	33,782
Net income (loss)	12,356	(51,903)	(249,479)	(104,972)	12,140
Basic earnings (loss) per share	0.18	(0.78)	(3.78)	(1.59)	0.18
Diluted earnings (loss) per share	0.17	(0.78)	(3.78)	(1.59)	0.18
Weighted average common shares outstanding
Basic	69,464	66,816	66,050	65,854	65,780
Diluted	73,796	66,816	66,050	65,854	66,863

	At and For the Year Ended December 31,
	2018(1)	2017(2)	2016(3)	2015(4)(5)(6)	2014(7)
Balance sheet data
Cash and cash equivalents	$297,532	$128,586	$119,051	$102,030	$89,095
Working capital	17,304	(12,040)	(1,875)	2,452	12,550
Total assets	1,548,261	1,537,074	1,408,163	1,550,385	1,707,285
Total borrowings	1,163,216	1,167,843	1,121,880	1,139,899	1,188,787
Stockholders’ (deficit) equity	(108,895)	(140,633)	(107,793)	137,420	231,473
Cash flow data
Net cash provided by operating activities	$294,286	$95,828	$131,711	$124,587	$24,531
Net cash used in investing activities	(123,350)	(109,979)	(88,054)	(85,549)	(1,085,847)
Net cash provided by (used in) financing activities	11	22,394	(24,922)	(24,551)	1,037,423

(1)
On January 1, 2018, we adopted ASC 606 using the modified retrospective method, which resulted in the recording of an immaterial cumulative adjustment in the amount of approximately $4.4 million to accumulated deficit as of the adoption date. Our prior period results were not recast to reflect the new revenue recognition standard under the modified retrospective method.

(2)	During 2017, we refinanced our senior secured term loan, senior secured notes and senior unsecured notes, which resulted in approximately $51.8 million of loss on extinguishment of debt.

(3)	During 2016, the Games reporting unit had a goodwill impairment of $146.3 million.

(4)	2015 amounts include a full year of financial results for Everi Games.

(5)	During 2015, the Games reporting unit had a goodwill impairment of $75.0 million.

(6)
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

(7)
2014 amounts affected by the Merger for which total merger consideration of $1.1 billion on December 19, 2014 was paid and results of operations were recorded from the date of acquisition through December 31, 2014.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read in conjunction with “Item 1. Business,” “Item 6. Selected Financial Data,” and our Financial Statements included elsewhere in this Annual Report on Form 10-K and the information included in our other filings with the SEC.
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
Overview
Everi is a leading supplier of technology solutions for the casino gaming industry. We provide casino operators with a diverse portfolio of products including innovative gaming machines that power the casino floor, and casino operational and management systems that include comprehensive end-to-end payments solutions, critical intelligence offerings, and gaming operations efficiency technologies. Everi’s mission is to be a transformative force for casino operations by facilitating memorable player experiences, delivering reliable protection and security, and striving for customer satisfaction and operational excellence. We are divided into two primary business segments: “Everi Games” or “Games” and “Everi FinTech” or “FinTech”.

Items Impacting Comparability of Results of Operations
Our Financial Statements included in this report that present our financial condition and results of operations reflect the following transactions and events:

•
On January 1, 2018, we adopted ASC 606 using the modified retrospective method, which requires us to evaluate whether any cumulative adjustment is required to be recorded to retained earnings (or accumulated deficit) as a result of applying the provisions set forth under ASC 606 for any existing arrangements not yet completed as of the adoption date of January 1, 2018. As a result, we recorded an immaterial cumulative adjustment in the amount of approximately $4.4 million to accumulated deficit as of the adoption date. Revenues and costs related to certain contracts are recognized at a point in time under ASC 606 as the performance obligations related to certain types of sales are satisfied; whereas, previously these revenues and costs were recognized over a period of time under ASC 605.

Further, we previously reported costs and expenses related to our cash access services - which include commission expenses payable to casino operators, interchange fees payable to the network associations, and processing and related costs payable to other third party partners - as a cost of revenues. Under ASC 606, such costs are reflected as reductions to cash access services revenues on a net basis of presentation, since we do not control the cash advance and ATM services provided to a customer and, therefore, are acting as an agent whose performance obligation is to arrange for the provision of these services. In addition, we previously reported certain costs incurred in connection with our WAP platform, consisting primarily of the jackpot expenses, as cost of revenues. Under ASC 606, such costs are reflected as reductions to gaming operations revenues on a net basis of presentation. Our prior period results were not recast to reflect the new revenue recognition standard under the modified retrospective method.

•
During the fourth quarter of 2017, we recorded a $37.2 million loss on extinguishment of debt consisting of a $26.3 million make-whole premium related to the satisfaction and redemption of the 2014 Unsecured Notes (defined herein) and approximately $10.9 million for the write-off of related unamortized debt issuance costs and fees. An additional $14.6 million loss on extinguishment of debt was incurred in the second quarter of 2017 for the unamortized deferred financing fees and discounts related to the extinguished term loan under the Prior Credit Facility and the redeemed Refinanced Secured Notes (both defined herein). Repricing of the New Term Loan Facility (defined herein) during the second quarter of 2018 did not result in a material loss on extinguishment of debt.

•
In October of each year, we conduct our annual impairment test for our reporting units. Based on the results of our testing, there was no goodwill impairment for 2018 and 2017. We recorded goodwill impairment of approximately $146.3 million related to our Games segment in 2016.

•
The income tax benefit was $9.7 million for the year ended December 31, 2018, as compared to an income tax benefit of $20.2 million in the prior year period. The income tax benefit for the year ended December 31, 2018 reflected an effective income tax rate of negative 367.0%, which was less than the statutory federal rate of 21.0% primarily due to a decrease in the valuation allowance for deferred tax assets and an increase in a federal research credit. The income tax benefit for the year ended December 31, 2017 reflected an effective income tax rate of 28.0%, which was less than the statutory federal rate of 35.0%, primarily due to a decrease in the carrying value of our deferred tax liabilities as a result of the enactment of the 2017 Tax Act, offset by an increase in our valuation allowance for deferred tax assets.

As a result of the above transactions and events, the results of operations and earnings per share in the periods covered by our Financial Statements may not be directly comparable.
Trends and Developments Impacting our Business
Our strategic planning and forecasting processes include the consideration of economic and industry wide trends that may impact our Games and FinTech businesses. Below we have identified a number of trends that could have a material impact on our business:

•
Casino gaming is dependent upon discretionary consumer spending, which is typically the first type of spending that is restrained by consumers when they are uncertain about their jobs and income. Global economic uncertainty in the marketplace may have an impact on casino gaming and ultimately the demand for new gaming equipment, which impacts both of our segments.

•
The total North American installed slot base was slightly higher in 2018 when compared to 2017 and 2016. We expect flat to moderate growth in the forward replacement cycle for EGMs, which has a direct impact on the operations of our Games segment.

•
The volume of sales and installations to new casino openings and new market expansions along with replacements to the existing gaming operators in North America is expected to continue to trend slightly upward in 2019. This could positively impact the overall demand for slot machines in North America during 2019, which in turn may contribute to improved operations of our Games segment.

•
We face continued competition from smaller competitors in the gaming cash access market and face additional competition from larger gaming equipment manufacturers and systems providers. This increased competition has resulted in pricing pressure for both our Games and FinTech businesses.

•
Governmental oversight related to the cost of transaction processing and related fees to the consumer has increased in recent years. We expect the financial services and payments industry to respond to these legislative acts by changing other fees and costs, which may negatively impact our FinTech business in the future.

•
Casino operators continue to try to broaden their appeal by focusing on investments in the addition of non-gaming amenities to their facilities, which could impact casino operator’s capital allocation for games and payment solution products and impact both of our operating segments.

Impact of ASC Topic 842 on the Comparability of Our Results of Operations in Future Periods
As discussed in “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies – Recent Accounting Guidance – Recent Accounting Guidance Not Yet Adopted,” in Item 8: Financial Statements and Supplementary Data, on January 1, 2019, the Company implemented the new lease accounting standard promulgated by the FASB. The Company adopted ASC 842 using the adoption date method. While we are finalizing the adoption procedures, we expect that the standard will have a material impact on our Balance Sheets, however, we do not expect that the standard will have a material impact on our Statements of Income (Loss). The most significant impact will be the recognition of right-of-use (“ROU”) assets and lease liabilities of operating leases, which are expected to be within a range of approximately 1% to 2% of total assets. We elected the practical expedients offered in the guidance, including the transition package.
Operating Segments
We report our financial performance based on two operating segments: (a) Games; and (b) FinTech. For additional information on our segments see “Item 1. Business” and “Note 18 — Segment Information” included elsewhere in this Annual Report on Form 10-K.
Results of Operations
Year ended December 31, 2018 compared to the year ended December 31, 2017
The following table presents our Results of Operations as reported for the year ended December 31, 2018 compared to the year ended December 31, 2017 as reported and as adjusted for the retrospective impact of ASC 606 to reflect the prior period results on a net basis of presentation (amounts in thousands)*:

	Year Ended							2018 As Reported vs
	December 31, 2018		December 31, 2017					2017 As Adjusted
	$	%	$	%	$	$	%	$	%
	As Reported		As Reported		Adjustments	As Adjusted
Revenues
Games revenues
Gaming operations	$168,146	36%	$148,654	15%	$(565)	$148,089	36%	$20,057	14%
Gaming equipment and systems	87,038	18%	70,118	7%	—	70,118	17%	16,920	24%
Gaming other	3,794	1%	4,005	1%	—	4,005	1%	(211)	(5)%
Games total revenues	258,978	55%	222,777	23%	(565)	222,212	54%	36,766	17%

FinTech revenues
Cash access services	156,806	34%	707,222	73%	(563,637)	143,585	35%	13,221	9%
Equipment	20,977	4%	13,258	1%	—	13,258	3%	7,719	58%
Information services and other	32,754	7%	31,691	3%	—	31,691	8%	1,063	3%
FinTech total revenues	210,537	45%	752,171	77%	(563,637)	188,534	46%	22,003	12%

Total revenues	469,515	100%	974,948	100%	(564,202)	410,746	100%	58,769	14%

Costs and expenses
Games cost of revenues(1)
Gaming operations	17,603	4%	15,741	2%	(565)	15,176	4%	2,427	16%
Gaming equipment and systems	47,121	9%	35,707	3%	—	35,707	8%	11,414	32%
Gaming other	3,285	1%	3,247	1%	—	3,247	1%	38	1%
Games total cost of revenues	68,009	14%	54,695	6%	(565)	54,130	13%	13,879	26%

FinTech cost of revenues(1)
Cash access services	9,717	2%	572,880	59%	(563,637)	9,243	2%	474	5%
Equipment	12,601	3%	7,717	1%	—	7,717	2%	4,884	63%
Information services and other	4,110	1%	3,253	—%	—	3,253	1%	857	26%
FinTech total cost of revenues	26,428	6%	583,850	60%	(563,637)	20,213	5%	6,215	31%

Operating expenses	142,298	30%	118,935	12%	—	118,935	29%	23,363	20%
Research and development	20,497	4%	18,862	2%	—	18,862	5%	1,635	9%
Depreciation	61,225	14%	47,282	5%	—	47,282	11%	13,943	29%
Amortization	65,245	14%	69,505	7%	—	69,505	17%	(4,260)	(6)%
Total costs and expenses	383,702	82%	893,129	92%	(564,202)	328,927	80%	54,775	17%
Operating income	85,813	18%	81,819	8%	—	81,819	20%	3,994	5%
 * Rounding may cause variances.
(1) Exclusive of depreciation and amortization.

	Year Ended							2018 As Reported vs
	December 31, 2018		December 31, 2017					2017 As Adjusted
	$	%	$	%	$	$	%	$	%
	As Reported		As Reported		Adjustments	As Adjusted
Other expenses
Interest expense, net of interest income	83,001	18%	102,136	11%	—	102,136	24%	(19,135)	(19)%
Loss on extinguishment of debt	166	—%	51,750	5%	—	51,750	13%	(51,584)	(100)%
Total other expenses	83,167	18%	153,886	16%	—	153,886	37%	(70,719)	(46)%

Income (loss) before income tax	2,646	1%	(72,067)	(7)%	—	(72,067)	(18)%	74,713	(104)%

Income tax (benefit) provision	(9,710)	(2)%	(20,164)	(2)%	—	(20,164)	(5)%	10,454	(52)%
Net income (loss)	$12,356	3%	$(51,903)	(5)%	—	$(51,903)	(13)%	$64,259	124%
* Rounding may cause variances.
(1) Exclusive of depreciation and amortization.
Total Revenues
Total revenues increased by $58.8 million, or 14%, to $469.5 million for the year ended December 31, 2018, as compared to the prior year period as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to higher Games and FinTech revenues.
Games revenues increased by $36.8 million, or 17%, to $259.0 million for the year ended December 31, 2018, as compared to the prior year period as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to an increase in both unit sales and average selling prices and an increase in the average daily win per unit on a higher installed base of leased machines.
FinTech revenues increased by $22.0 million, or 12%, to $210.5 million for the year ended December 31, 2018, as compared to the prior year period as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to higher transaction volumes from cash access services and increased equipment sales.
Costs and Expenses
Games cost of revenues increased by $13.9 million, or 26%, to $68.0 million for the year ended December 31, 2018, as compared to the prior year period as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to the costs associated with the additional unit sales and an increase in costs related to our leased machines as a result of the increase in revenue.
FinTech cost of revenues increased by $6.2 million, or 31%, to $26.4 million for the year ended December 31, 2018, as compared to the prior year period as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to the costs associated with the additional equipment sales.
Operating expenses increased by $23.4 million, or 20%, to $142.3 million for the year ended December 31, 2018, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses, consulting fees, advertising, promotion and trade show costs and software license fees for both our Games and FinTech segments. Our Games segment also incurred an increase in costs related to inventory disposals and leased assets impairment charges.
Research and development increased by $1.6 million, or 9%, to $20.5 million for the year ended December 31, 2018, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses for our Games segment.
Depreciation increased by $13.9 million, or 29%, to $61.2 million for the year ended December 31, 2018, as compared to the prior year period. This was primarily driven by the increase in the installed base of leased gaming machines and adjustments to the remaining useful lives of certain of the gaming fixed assets related to our Games segment.
Amortization decreased by $4.3 million, or 6%, to $65.2 million for the year ended December 31, 2018, as compared to the prior year period. This was primarily due to assets being fully amortized related to both our Games and FinTech segments.

Primarily as a result of the factors described above, operating income increased by $4.0 million, or 5%, to $85.8 million for the year ended December 31, 2018, as compared to the prior year as adjusted for the net versus gross retrospective impact of ASC 606. The operating income margin decreased from 20% to 18% for the year ended December 31, 2018, as adjusted for the net versus gross retrospective impact of ASC 606.
Interest expense, net of interest income, decreased by $19.1 million, or 19%, to $83.0 million for the year ended December 31, 2018, as compared to the prior year period. This was primarily due to lower interest expense as a result of our debt refinancing transactions in 2017 and an additional repricing of our New Term Loan Facilities in 2018, partially offset by an increase in our cash usage fees in connection with our commercial cash arrangements and the impact of the London Interbank Offered Rate (“LIBOR”) increases during the past year.
Loss on extinguishment of debt was $0.2 million for the year ended December 31, 2018 in connection with the repricing transaction completed in May 2018 as compared to $51.8 million for the year ended December 31, 2017, which consisted of $26.3 million make-whole premium related to the satisfaction and redemption of the 2014 Unsecured Notes, approximately $10.9 million for the write-off of related unamortized debt issuance costs and fees in the fourth quarter of 2017 and approximately $14.6 million for the unamortized deferred financing fees and discounts related to our extinguished term loan under the Prior Credit Facility and the redeemed Refinanced Secured Notes in the second quarter of 2017.
Income tax benefit was $9.7 million for the year ended December 31, 2018, as compared to an income tax benefit of $20.2 million in the prior year period. The income tax benefit for the year ended December 31, 2018 reflected an effective income tax rate of negative 367.0%, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets and a research credit. The decrease in our valuation allowance is primarily due to the net operating loss during the year and the interest deduction limitation (deferred tax assets) which can be offset against our indefinite lived deferred tax liabilities. The tax benefit for the year ended December 31, 2017 reflected an effective income tax rate of 28.0%, which was less than the statutory federal rate of 35.0%, primarily due to a decrease in the carrying value of our deferred tax liabilities as a result of the enactment of the 2017 Tax Act, offset by an increase in the valuation allowance for deferred tax assets.
Primarily as a result of the foregoing, our net loss decreased by $64.3 million, or 124%, to a net income of $12.4 million for the year ended December 31, 2018, as compared to the prior year period.
Year ended December 31, 2017 compared to year ended December 31, 2016:
The following table presents our Results of Operations for the year ended December 31, 2017 compared to the year ended December 31, 2016 as reported and as adjusted for the retrospective impact of ASC 606 to reflect the prior period results on a net basis of presentation (amounts in thousands)*:

	Year Ended										2017 As Adjusted vs
	December 31, 2017					December 31, 2016					2016 As Adjusted
	$	%	$	$	%	$	%	$	$	%	$	%
	As Reported		Adjustments	As Adjusted		As Reported		Adjustments	As Adjusted
Revenues
Games revenues
Gaming operations	$148,654	15%	$(565)	$148,089	36%	$152,514	18%	—	$152,514	40%	$(4,425)	(3)%
Gaming equipment and systems	70,118	7%	—	70,118	17%	56,277	6%	—	56,277	15%	13,841	25%
Gaming other	4,005	1%	—	4,005	1%	4,462	1%	—	4,462	1%	(457)	(10)%
Games total revenues	222,777	23%	(565)	222,212	54%	213,253	25%	—	213,253	56%	8,959	4%

FinTech revenues
Cash access services	707,222	73%	(563,637)	143,585	35%	601,874	70%	(476,380)	125,494	32%	18,091	14%
Equipment	13,258	1%	—	13,258	3%	14,995	2%	—	14,995	4%	(1,737)	(12)%
Information services and other	31,691	3%	—	31,691	8%	29,334	3%	—	29,334	8%	2,357	8%
FinTech total revenues	752,171	77%	(563,637)	188,534	46%	646,203	75%	(476,380)	169,823	44%	18,711	11%

Total revenues	974,948	100%	(564,202)	410,746	100%	859,456	100%	(476,380)	383,076	100%	27,670	7%

Costs and expenses
Games cost of revenues(1)
Gaming operations	15,741	2%	(565)	15,176	4%	15,265	2%	—	15,265	4%	(89)	(1)%
Gaming equipment and systems	35,707	4%	—	35,707	8%	31,602	4%	—	31,602	8%	4,105	13%
Gaming other	3,247	—%	—	3,247	1%	3,441	—%	—	3,441	1%	(194)	(6)%
Games total cost of revenues	54,695	6%	(565)	54,130	13%	50,308	6%	—	50,308	13%	3,822	8%

FinTech cost of revenues(1)
Cash access services	572,880	59%	(563,637)	9,243	2%	485,061	57%	(476,380)	8,681	2%	562	6%
Equipment	7,717	1%	—	7,717	2%	9,889	1%	—	9,889	3%	(2,172)	(22)%
Information services and other	3,253	—%	—	3,253	1%	3,756	—%	—	3,756	1%	(503)	(13)%
FinTech total cost of revenues	583,850	60%	(563,637)	20,213	5%	498,706	58%	(476,380)	22,326	6%	(2,113)	(9)%

Operating expenses	118,935	12%	—	118,935	28%	118,709	14%	—	118,709	31%	226	—%
Research and development	18,862	2%	—	18,862	5%	19,356	2%	—	19,356	5%	(494)	(3)%
Goodwill impairment	—	—%	—	—	—%	146,299	17%	—	146,299	38%	(146,299)	(100)%
Depreciation	47,282	5%	—	47,282	12%	49,995	6%	—	49,995	13%	(2,713)	(5)%
Amortization	69,505	7%	—	69,505	17%	94,638	11%	—	94,638	25%	(25,133)	(27)%
Total costs and expenses	893,129	92%	(564,202)	328,927	80%	978,011	114%	(476,380)	501,631	131%	(172,704)	(34)%
Operating income	81,819	8%	—	81,819	20%	(118,555)	(14)%	—	(118,555)	(31)%	200,374	(169)%
 * Rounding may cause variances.
(1) Exclusive of depreciation and amortization.

	Year Ended										2017 As Adjusted vs
	December 31, 2017					December 31, 2016					2016 As Adjusted
	$	%	$	$	%	$	%	$	$	%	$	%
	As Reported		Adjustments	As Adjusted		As Reported		Adjustments	As Adjusted
Other expenses
Interest expense, net of interest income	102,136	10%	—	102,136	25%	99,228	12%	—	99,228	26%	2,908	3%
Loss on extinguishment of debt	51,750	6%	—	51,750	12%	—	—%	—	—	—%	51,750	—%
Total other expenses	153,886	16%	—	153,886	37%	99,228	12%	—	99,228	26%	54,658	55%

Income (loss) before income tax	(72,067)	(7)%	—	(72,067)	(18)%	(217,783)	(25)%	—	(217,783)	(57)%	145,716	(67)%

Income tax (benefit) provision	(20,164)	(2)%	—	(20,164)	(5)%	31,696	4%	—	31,696	8%	(51,860)	(164)%
Net income (loss)	$(51,903)	(5)%	—	$(51,903)	(13)%	$(249,479)	(29)%	—	$(249,479)	(65)%	$197,576	(79)%
* Rounding may cause variances.
(1) Exclusive of depreciation and amortization.
Total Revenues
Total revenues increased by $27.7 million, or 7%, to $410.7 million for the year ended December 31, 2017, as compared to the prior year period as adjusted for the net versus gross retrospective impact of ASC 606. This was due to increased FinTech and Games revenues.
Games revenues increased by $9.0 million, or 4%, to $222.2 million for the year ended December 31, 2017, as compared to the prior year period as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to an increase in units sold, partially offset by lower daily win per unit on leased games.
FinTech revenues increased by $18.7 million, or 11%, to $188.5 million for the year ended December 31, 2017, as compared to the prior year period as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to higher dollar and transaction volume and fees earned from cash access services, new customer openings, the expansion of our ATM services in Canada, as well as overall growth in the segment.
Costs and Expenses
Games cost of revenues increased by $3.8 million, or 8%, to $54.1 million for the year ended December 31, 2017, as compared to the prior year period as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to higher variable costs associated with increased unit sales.
FinTech cost of revenues decreased by $2.1 million, or 9%, to $20.2 million for the year ended December 31, 2017, as compared to the prior year period as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to higher costs associated with higher equipment sales in 2016 as compared to 2017.
Operating expenses remained relatively consistent to the prior year. This was primarily due to an increase in payroll and benefit-related expenses offset by the decrease in expenses related to the 2016 Bee Cave Games, Inc. (“Bee Cave”) loan impairment of approximately $4.3 million that did not impact our 2017 results for our Games segment; and an increase in payroll and benefits-related expenses and professional services expenses offset by the decrease in expenses related to the 2016 separation costs for our former CEO that did not impact our 2017 results for our FinTech segment.
There was no goodwill impairment for the year ended December 31, 2017, as compared to $146.3 million in the prior year period as a result of our October 1, 2016 annual goodwill assessment attributable to our Games reporting unit.
Research and development costs remained relatively consistent with prior year.
Depreciation decreased by $2.7 million, or 5%, to $47.3 million for the year ended December 31, 2017, as compared to the prior year period. This was primarily due to a decrease in depreciation from certain assets being fully depreciated in both our Games and FinTech segments.

Amortization decreased by $25.1 million, or 27%, to $69.5 million for the year ended December 31, 2017, as compared to the prior year period. This was primarily due to certain acquired intangible assets being fully amortized in the fourth quarter of 2016 for both our Games and FinTech segments.
Primarily as a result of the factors described above, operating income increased by $200.4 million, or 169%, to an operating income of $81.8 million for the year ended December 31, 2017, as compared to the prior year as adjusted for the net versus gross retrospective impact of ASC 606. The operating income margin as adjusted for the net versus gross retrospective impact of ASC 606 increased from negative 31% to a positive 20% for the year ended December 31, 2017.
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
Loss on extinguishment of debt for the year ended December 31, 2017 was $51.8 million, which consisted of a $26.3 million make-whole premium related to the satisfaction and redemption of the 2014 Unsecured Notes, approximately $10.9 million for the write-off of related unamortized debt issuance costs and fees in the fourth quarter of 2017 and approximately $14.6 million for the unamortized deferred financing fees and discounts related to our extinguished term loan under the Prior Credit Facility and the redeemed Refinanced Secured Notes in the second quarter of 2017. There was no loss on extinguishment of debt in the prior year period.
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
Primarily as a result of the foregoing, net loss decreased by $197.6 million, or 79%, to $51.9 million for the year ended December 31, 2017, as compared to the prior year period.
Critical Accounting Policies
The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our Financial Statements. The SEC has defined critical accounting policies as the ones that are most important to the portrayal of the financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” within our Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of these policies. We believe that our estimates and assumptions are reasonable, based upon information presently available; however, actual results may differ from these estimates under different assumptions or conditions.
Goodwill. We had approximately $640.5 million of goodwill on our Balance Sheets at December 31, 2018 resulting from acquisitions of other businesses. We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. Our reporting units are identified as operating segments or one level below and we evaluate our reporting units at least annually.
The annual evaluation of goodwill requires the use of different assumptions, estimates, or judgments in the goodwill impairment testing process, such as: the methodology, the estimated future cash flows of our reporting units, the discount rate used to discount such cash flows, and the market multiples of comparable companies. Management performs its annual forecasting process, which, among other factors, includes reviewing recent historical results, company-specific variables, and industry trends. This process is generally completed in the fourth quarter and considered in conjunction with the annual goodwill impairment evaluation. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations. Our estimates of fair value require significant judgment and are based on assumptions we determined to be reasonable; however, they are unpredictable and inherently uncertain, including: estimates of future growth rates, operating margins, and assumptions about the overall economic climate as well as the competitive environment for our reporting units.

There can be no assurance that our estimates and assumptions made for purposes of our goodwill testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments, or anticipated growth rates are not correct, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing, or earlier, if an indicator of an impairment is present prior to our next annual evaluation.
Property, Equipment, Leased Assets, and Other Intangible Assets. We have approximately $116.3 million in net property, equipment, and leased assets and approximately $287.4 million in net unamortized other intangible assets on our Balance Sheets at December 31, 2018. Such assets are stated at cost, less accumulated depreciation or amortization, computed primarily using the straight-line method over the estimated useful lives of such assets. We apply judgment in the determination of the useful lives, which are generally based on the nature of the assets and the underlying contractual obligations for certain assets.
Property, equipment, leased assets, and other intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or market price of the asset, a significant adverse change in legal factors or business climate that could affect the value of an asset, or a current period operating or cash flow loss combined with a history of operating or cash flow losses. Impairment is indicated when undiscounted future cash flows do not exceed the carrying value of the asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Determination of the amount and timing of future cash flows requires significant estimates and assumptions. If actual results differ from such estimates and assumptions, this may have a material impact on our conclusions.
Income Taxes. We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. Due to the 2017 Tax Act, there is no U.S. federal tax on cash repatriation from foreign subsidiaries; however, we could be subject to foreign withholding tax and U.S. state income taxes. The 2017 Tax Act also subjects our foreign subsidiary earnings to the GILTI tax provisions. Some items of income and expense are not reported in tax returns and our Financial Statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.
Our income tax returns are subject to examination by various tax authorities and while we believe that the positions taken in our tax returns are in accordance with the applicable laws, they may be challenged by the tax authorities, which may occur several years after such tax returns have been filed. We account for uncertainty in income tax positions by evaluating whether it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized in our Financial Statements is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities.
We recognize deferred tax assets, which generally represent tax benefits related to tax deductions or credits available in future tax returns, and apply a valuation allowance to reduce our deferred tax assets to the amounts that are more likely than not to be realized. The assessment of the valuation allowance involves significant estimates regarding future taxable income and when it is recognized, the amount and timing of taxable differences, the reversal of temporary differences and the implementation of tax-planning strategies. A valuation allowance is established based on the weight of available evidence, including both positive and negative indicators, if it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. In addition, we rely on deferred tax liabilities in our assessment of the realizability of deferred tax assets if the temporary differences are anticipated to reverse in the same period and jurisdiction and the deferred tax liabilities are of the same character as the temporary differences giving rise to the deferred tax assets.
Revenue Recognition. We recognize revenue upon transferring control of goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We enter into contracts with customers that include various performance obligations consisting of goods, services, or combinations of goods and services. Timing of the transfer of control varies based on the nature of the contract.
The guidance in ASC 606 requires that we disclose significant judgments and estimates used in determination of our revenue recognition policy disclosed in “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies – Recent Accounting Guidance – Recent Accounting Guidance Not Yet Adopted,” including those related to determination of performance obligations, the timing of satisfaction of such performance obligations, and the stand-alone selling price of each identified performance obligation. The critical judgments that we are required to make in our assessment of contracts with customers and which may have a material impact on the amount or timing of revenue recognized include:

•
Determination of stand-alone selling price (“SSP”) - We are required to make a significant judgment as to whether there is a sufficient quantity of items sold or renewed on a stand-alone basis and those prices demonstrate an appropriate level of concentration to conclude that a SSP exists. The SSP of our goods and services are generally determined based on observable prices, an adjusted market assessment approach, or an expected cost plus margin approach. We utilize a residual approach only when the SSP for performance obligations with observable prices have been established and the remaining performance obligation in the contract with a customer does not have an observable price as it is uncertain or highly variable and, therefore, is not discernible.

•
Contract combinations with multiple promised goods or services - Our contracts may include various performance obligations for promises to transfer multiple goods and services to a customer, especially since our Games and FinTech businesses may enter into multiple agreements with the same customer that meet the criteria to be combined for accounting purposes under ASC 606. For such arrangements, we use our judgment to analyze the nature of the promises made and determine whether each is distinct or should be combined with other promises in the contract based on the level of integration and interdependency between the individual deliverables.

Recent Accounting Guidance
For a description of our recently adopted accounting guidance and recent accounting guidance not yet adopted, see “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies — Recent Accounting Guidance” within our Financial Statements included elsewhere in this Annual Report on Form 10-K.
Liquidity and Capital Resources
Overview
The following table presents selected information about our financial position (in thousands):

	At December 31,
	2018	2017
Balance sheet data
Total assets	$1,548,261	$1,537,074
Total borrowings	1,163,216	1,167,843
Total stockholders’ deficit	(108,895)	(140,633)
Cash available
Cash and cash equivalents	$297,532	$128,586
Settlement receivables	82,359	227,403
Settlement liabilities	(334,198)	(317,744)
Net cash position(1)	45,693	38,245
Undrawn revolving credit facility	35,000	35,000
Net cash available(1)	$80,693	$73,245

(1)
Non‑GAAP measure. In order to enhance investor understanding of our cash balance, we are providing in this Annual Report on Form 10-K net cash position and net cash available, which are not measures of our financial performance or position under GAAP. Accordingly, these measures should not be considered in isolation or as a substitute for, and should be read in conjunction with, our cash and cash equivalents prepared in accordance with GAAP. We define (i) net cash position as cash and cash equivalents plus settlement receivables less settlement liabilities and (ii) net cash available as net cash position plus undrawn amounts available under our New Revolving Credit Facility (defined herein). We present net cash position because our cash position, as measured by cash and cash equivalents, depends upon changes in settlement receivables and the timing of payments related to settlement liabilities. As such, our cash and cash equivalents can change substantially based upon the timing of our receipt of payments for settlement receivables and payments we make to customers for our settlement liabilities. We present net cash available as management monitors this amount in connection with its forecasting of cash flows and future cash requirements, both on short term and long term basis.

Cash Resources
Our cash balance, cash flows and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at December 31, 2018 included cash in non‑U.S. jurisdictions of approximately $21.8 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and as a result of the 2017 Tax Act, enacted on December 22, 2017, we will not be subject to additional taxation if we repatriate foreign funds to the United States, except for potential withholding tax.
We expect that cash provided by operating activities will be sufficient for our operating and debt servicing needs during the foreseeable future. If not, we have sufficient borrowings available under our New Credit Facilities to meet additional funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly-available information. Based upon that information, we believe there is not a likelihood that any of our lenders might not be able to honor their commitments under the Credit Agreement.
We provide cash settlement services to gaming establishments related to our cash access services, which involve the movement of funds between various parties involved in these types of transactions. We receive reimbursement from the patron’s credit or debit card issuing financial institution for the amount owed to the gaming establishment plus the fee charged to the patron. These activities result in amounts due to us at the end of each business day that we generally recover over the next few business days, which are classified as settlement receivables on our Balance Sheets. As of December 31, 2018, we had $82.4 million in settlement receivables. In addition, cash settlement services result in amounts due to gaming establishments for the cash disbursed to patrons through the issuance of a negotiable instrument or through electronic settlement for the face amount provided to patrons that we generally remit over the next few business days, which are classified as settlement liabilities on our Balance Sheets. As of December 31, 2018, we had $334.2 million in settlement liabilities. As the timing of cash received from cash settlement services may differ, the total amount of cash held by us will fluctuate throughout the year.
Our cash and cash equivalents were $297.5 million and $128.6 million as of December 31, 2018 and December 31, 2017, respectively. Our net cash position after considering the impact of settlement receivables and settlement liabilities was $45.7 million and $38.2 million as of December 31, 2018 and December 31, 2017, respectively. Our net cash available after considering the net cash position and undrawn amounts available under our New Revolving Credit Facility was approximately $80.7 million and $73.2 million as of December 31, 2018 and December 31, 2017, respectively.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,			Increase/(Decrease)
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Cash flow activities
Net cash provided by operating activities	$294,286	$96,259	$131,899	$198,027	$(35,640)
Net cash used in investing activities	(123,350)	(109,780)	(88,148)	(13,570)	(21,632)
Net cash provided by (used in) financing activities	11	22,394	(24,922)	(22,383)	47,316
Effect of exchange rates on cash	(1,370)	1,292	(1,714)	(2,662)	3,006
Cash and cash equivalents
Net increase for the period	169,577	10,165	17,115	159,412	(6,950)
Balance, beginning of the period	129,604	119,439	102,324	10,165	17,115
Balance, end of the period	$299,181	$129,604	$119,439	$169,577	$10,165
Cash flows provided by operating activities were $294.3 million, $96.3 million, and $131.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. Cash flows provided by operating activities increased by $198.0 million for the year ended December 31, 2018, as compared to the prior year period, primarily attributable to the changes in working capital associated with cash settlement services from our FinTech segment, and the reduction in cash paid for interest. Cash flows provided by operating activities decreased by $35.6 million for the year ended December 31, 2017, as compared to the prior year period. This was primarily attributable to the changes in working capital associated with settlement receivables and settlement liabilities from our FinTech segment.
Cash flows used in investing activities were $123.4 million, $109.8 million, and $88.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. Cash flows used in investing activities increased by $13.6 million for the year ended December

31, 2018, as compared to the prior year period, primarily attributable to an increase in capital expenditures, and higher placement fee arrangements in our Games segment. Cash flows used in investing activities increased by $21.6 million for the year ended December 31, 2017, as compared to the prior year period. This was primarily attributable to an increase in capital expenditures, higher placement fee arrangements in our Games segment, and decreased sales of fixed assets.
Cash flows provided by financing activities were $11,000 and $22.4 million for the year ended December 31, 2018 and 2017, respectively, compared to $24.9 million of cash flows used in financing activities for the year ended December 31, 2016. Cash flows provided by financing activities decreased by $22.4 million in the year ended December 31, 2018, as compared to the prior year period, primarily attributable to less debt restructuring activities completed in 2018. Cash flows provided by financing activities increased by $47.3 million in the year ended December 31, 2017, as compared to the prior period. This was primarily attributable to our debt restructuring activities completed in 2017 and an increase in proceeds from the exercise of stock options.
We have not declared or paid any cash dividends on our capital stock as we intend to retain our earnings and utilize them for the repayment of outstanding debt and to finance the growth and development of our business. Any future change in our dividend policy will be made at the discretion of our Board of Directors, and will depend on our contractual restrictions, results of operations, earnings, capital requirements, and other factors considered relevant by our Board of Directors. In addition, the New Credit Facilities and the indenture governing the 2017 Unsecured Notes limit our ability to declare and pay cash dividends.
Long‑Term Debt
For additional information regarding our credit agreement and other debt as well as interest rate risk see “Contractual Obligations” in this Item 7 below, Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and Item 8. Financial Statements and Supplementary Data “Note 12 — Long-Term Debt.”
Contractual Obligations
The following summarizes our contractual cash obligations (in thousands):

	At December 31,
	Total	2019	2020	2021	2022	2023	Thereafter
Contractual obligations
Debt obligations(1)	$1,182,700	$8,200	$8,200	$8,200	$8,200	$8,200	$1,141,700
Estimated interest obligations(2)	435,709	73,566	73,186	72,769	72,189	71,730	72,269
Operating lease obligations(3)	19,721	5,570	5,680	4,598	2,799	1,074	—
Purchase obligations(4)	66,463	56,233	7,887	1,835	508	—	—
Total contractual obligations	$1,704,593	$143,569	$94,953	$87,402	$83,696	$81,004	$1,213,969

(1)
We are required to make principal payments of 0.25% per quarter of the initial aggregate principal, with the final principal repayment installment on the maturity date and may also be required to make an excess cash flow payment that is based on full year end earnings and our consolidated secured leverage ratio in effect at that time. The above table does not reflect any future payments related to excess cash flow payments.

(2)
Estimated interest payments were computed using the interest rate in effect at December 31, 2018 multiplied by the principal balance outstanding after scheduled principal amortization payments. For our debt obligations, the weighted average rate assumed was approximately 6.16% until 2024, when the weighted average rate would increase to approximately 7.50% until the remaining debt is fully satisfied in 2025.

(3)	Our operating lease obligations primarily consist of real estate arrangements we enter into with third parties. See Note 13 for additional information regarding our operating leases.

(4)
Our purchase obligations primarily consist of open purchase orders and placement fee agreements related to our Games business as well as minimum transaction processing services from various third‑party processors used by our FinTech business.

Other Liquidity Needs and Resources
We need cash to support our foreign operations. As a result of the 2017 Tax Act, enacted December 22, 2017, we will not be subject to additional taxation if we repatriate foreign funds to the United States, except for potential withholding tax. Depending on the jurisdiction and the treaty between different foreign jurisdictions our withholding tax rates can vary significantly. If we expand our business into new foreign jurisdictions, we will rely on treaty‑favored cross‑border transfers of funds, the cash generated by our operations in those foreign jurisdictions, or alternate sources of working capital.
Off‑Balance Sheet Arrangements
We have commercial arrangements with third party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Income (Loss), were $7.0 million, $4.9 million, and $3.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. We are exposed to interest rate risk to the extent that the applicable federal funds rate increases.
Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balances of ATM cash utilized by us from the third party vendors were $224.7 million and $289.8 million as of December 31, 2018 and 2017, respectively.
The primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, with Wells Fargo Bank, N.A. (“Wells Fargo”) provides us with cash in the maximum amount of $300.0 million with the ability to increase the amount by $75 million over a 5-day period for special occasions, such as the period around New Year’s Day. The agreement currently expires on June 30, 2021 and will auto renew for additional one-year periods unless either party provides a 90-day written notice of its intent not to renew.
We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the years ended December 31, 2018 and 2017.
Effects of Inflation
Our monetary assets that primarily consist of cash, receivables, inventory as well as our non-monetary assets that are mostly comprised of goodwill and other intangible assets, are not significantly affected by inflation. We believe that replacement costs of equipment, furniture, and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our operating expenses, such as those for salaries and benefits, armored carrier expenses, telecommunications expenses, and equipment repair and maintenance services, which may not be readily recoverable in the financial terms under which we provide our Games and FinTech products and services to gaming establishments.
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to foreign currency exchange risk. We operate and conduct business in foreign countries and, as a result, are exposed to movements in foreign currency exchange rates. Our exposure to foreign currency exchange risk related to our foreign operations is not material to our results of operations, cash flows, or financial condition. At present, we do not hedge this risk; however, we continue to evaluate such foreign currency translation exposure.
In the normal course of business, we have commercial arrangements with third party vendors to provide cash for certain of our ATMs. Under the terms of these agreements, we pay a monthly cash usage fee based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the applicable federal funds rate increases. The outstanding balance of ATM cash utilized by us from third party vendors was $224.7 million as of December 31, 2018; therefore, each 1% increase in the applicable federal funds rate would have approximately a $2.2 million impact on income before tax over a 12‑month period.
The New Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the New Credit Facilities paid using on a base rate or LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to do so for various maturities. The weighted average interest rate the New Credit Facilities was approximately 5.17% for the year ended December 31, 2018. Based upon the outstanding balance on the New Credit Facilities of $807.7 million as of December 31, 2018, each 1% increase in the applicable Eurodollar Rate would have an $8.1 million impact on interest expense over a 12‑month period. The interest rate for the Unsecured Notes is fixed; therefore, an increase in LIBOR rates does not impact the related interest expense. At present, we do not hedge the risk related to the changes in the interest rate; however, we continue to evaluate such interest rate exposure.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Everi Holdings Inc. and subsidiaries
Las Vegas, NV
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Everi Holdings Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” and the related amendments.
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
Las Vegas, Nevada
March 12, 2019

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues
Games revenues
Gaming operations	$168,146	$148,654	$152,514
Gaming equipment and systems	87,038	70,118	56,277
Gaming other	3,794	4,005	4,462
Games total revenues	258,978	222,777	213,253

FinTech revenues
Cash access services	156,806	707,222	601,874
Equipment	20,977	13,258	14,995
Information services and other	32,754	31,691	29,334
FinTech total revenues	210,537	752,171	646,203

Total revenues	469,515	974,948	859,456

Costs and expenses
Games cost of revenues(1)
Gaming operations	17,603	15,741	15,265
Gaming equipment and systems	47,121	35,707	31,602
Gaming other	3,285	3,247	3,441
Games total cost of revenues	68,009	54,695	50,308

FinTech cost of revenues(1)
Cash access services	9,717	572,880	485,061
Equipment	12,601	7,717	9,889
Information services and other	4,110	3,253	3,756
FinTech total cost of revenues	26,428	583,850	498,706

Operating expenses	142,298	118,935	118,709
Research and development	20,497	18,862	19,356
Goodwill impairment	—	—	146,299
Depreciation	61,225	47,282	49,995
Amortization	65,245	69,505	94,638
Total costs and expenses	383,702	893,129	978,011

Operating income (expense)	85,813	81,819	(118,555)

	Year Ended December 31,
	2018	2017	2016
Other expenses
Interest expense, net of interest income	83,001	102,136	99,228
Loss on extinguishment of debt	166	51,750	—
Total other expenses	83,167	153,886	99,228

Income (loss) before income tax	2,646	(72,067)	(217,783)

Income tax (benefit) provision	(9,710)	(20,164)	31,696
Net income (loss)	12,356	(51,903)	(249,479)
Foreign currency translation	(1,745)	1,856	(2,427)
Comprehensive income (loss)	$10,611	$(50,047)	$(251,906)
Earnings (loss) per share
Basic	$0.18	$(0.78)	$(3.78)
Diluted	$0.17	$(0.78)	$(3.78)
Weighted average common shares outstanding
Basic	69,464	66,816	66,050
Diluted	73,796	66,816	66,050
(1) Exclusive of depreciation and amortization.

The 2018 results include the impact of adopting the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 606 Revenues from Contracts with Customers (“ASC 606”). Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” and “Note 3 — Adoption of ASC 606, Revenue from Contracts with Customers” to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information.

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$297,532	$128,586
Settlement receivables	82,359	227,403
Trade and other receivables, net of allowances for doubtful accounts of $6,425 and $4,706 at December 31, 2018 and December 31, 2017, respectively	64,387	47,782
Inventory	24,403	23,967
Prepaid expenses and other assets	20,259	20,670
Total current assets	488,940	448,408
Non-current assets
Property, equipment and leased assets, net	116,288	113,519
Goodwill	640,537	640,589
Other intangible assets, net	287,397	324,311
Other receivables	8,847	2,638
Other assets	6,252	7,609
Total non-current assets	1,059,321	1,088,666
Total assets	$1,548,261	$1,537,074
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Settlement liabilities	$334,198	$317,744
Accounts payable and accrued expenses	129,238	134,504
Current portion of long-term debt	8,200	8,200
Total current liabilities	471,636	460,448
Non-current liabilities
Deferred tax liability	27,867	38,207
Long-term debt, less current portion	1,155,016	1,159,643
Other accrued expenses and liabilities	2,637	19,409
Total non-current liabilities	1,185,520	1,217,259
Total liabilities	1,657,156	1,677,707
Commitments and contingencies (Note 13)
Stockholders’ deficit
Common stock, $0.001 par value, 500,000 shares authorized and 95,100 and 93,120 shares issued at December 31, 2018 and December 31, 2017, respectively	95	93
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	298,929	282,070
Accumulated deficit	(229,457)	(246,202)
Accumulated other comprehensive loss	(1,998)	(253)
Treasury stock, at cost, 24,900 and 24,883 shares at December 31, 2018 and December 31, 2017, respectively	(176,464)	(176,341)
Total stockholders’ deficit	(108,895)	(140,633)
Total liabilities and stockholders’ deficit	$1,548,261	$1,537,074

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$12,356	$(51,903)	$(249,479)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	61,225	47,282	49,995
Amortization	65,245	69,505	94,638
Amortization of financing costs and discounts	4,877	8,706	6,695
Loss on sale or disposal of assets	869	2,513	2,563
Accretion of contract rights	8,421	7,819	8,692
Provision for bad debts	11,459	9,737	9,908
Deferred income taxes	(10,343)	(20,015)	29,940
Write-down of assets	2,575	—	4,289
Reserve for obsolescence	1,919	397	3,581
Goodwill impairment	—	—	146,299
Loss on extinguishment of debt	166	51,750	—
Stock-based compensation	7,251	6,411	6,735
Changes in operating assets and liabilities:
Settlement receivables	143,705	(98,390)	(83,998)
Trade and other receivables	(29,320)	(884)	(8,207)
Inventory	(3,848)	(5,753)	5,600
Prepaid and other assets	1,672	(1,105)	4,668
Settlement liabilities	17,159	78,465	99,245
Accounts payable and accrued expenses	(1,102)	(8,276)	735
Net cash provided by operating activities	294,286	96,259	131,899
Cash flows from investing activities
Capital expenditures	(103,031)	(96,490)	(80,741)
Acquisitions, net of cash acquired	—	—	(694)
Proceeds from sale of fixed assets	237	10	4,599
Placement fee agreements	(20,556)	(13,300)	(11,312)
Net cash used in investing activities	(123,350)	(109,780)	(88,148)
Cash flows from financing activities
Proceeds from new credit facility	—	820,000	—
Proceeds from unsecured notes	—	375,000	—
Repayments of prior credit facility	—	(465,600)	(24,400)
Repayments of secured notes	—	(335,000)	—
Repayments of unsecured notes	—	(350,000)	—
Repayments of new credit facility	(8,200)	(4,100)	—
Debt issuance costs and discounts	(1,276)	(28,702)	(480)
Proceeds from exercise of stock options	9,610	10,906	—
Purchase of treasury stock	(123)	(110)	(42)
Net cash provided by (used in) financing activities	11	22,394	(24,922)
Effect of exchange rates on cash	(1,370)	1,292	(1,714)
Cash, cash equivalents and restricted cash
Net increase for the period	169,577	10,165	17,115
Balance, beginning of the period	129,604	119,439	102,324
Balance, end of the period	$299,181	$129,604	$119,439
 See notes to consolidated financial statements.

	Year Ended December 31,
	2018	2017	2016
Supplemental cash disclosures
Cash paid for interest	$81,609	$89,008	$93,420
Cash paid for income tax	406	1,009	1,703
Cash refunded for income tax	4	829	171
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$3,657	$1,386	$2,104
Accrued and unpaid placement fees added during the year	—	39,074	—
Accrued and unpaid contingent liability for acquisitions	(550)	—	(3,169)
Transfer of leased gaming equipment to inventory	10,028	7,820	9,042

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock— Series A		Additional	Retained Earnings	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Treasury Stock	Equity (Deficit)
Balance, January 1, 2016	90,877	$91	$258,020	$55,180	$318	$(176,189)	$137,420
Net loss	—	—	—	(249,479)	—	—	(249,479)
Foreign currency translation	—	—	—	—	(2,427)	—	(2,427)
Stock-based compensation expense	—	—	6,735	—	—	—	6,735
Restricted share vesting withholdings	—	—	—	—	—	(42)	(42)
Restricted shares	75	—	—	—	—	—	—
Balance, December 31, 2016	90,952	$91	$264,755	$(194,299)	$(2,109)	$(176,231)	$(107,793)
Net loss	—	—	—	(51,903)	—	—	(51,903)
Foreign currency translation	—	—	—	—	1,856	—	1,856
Stock-based compensation expense	—	—	6,411	—	—	—	6,411
Exercise of options	2,037	2	10,904	—	—	—	10,906
Restricted share vesting withholdings	—	—	—	—	—	(110)	(110)
Restricted shares	131	—	—	—	—	—	—
Balance, December 31, 2017	93,120	$93	$282,070	$(246,202)	$(253)	$(176,341)	$(140,633)
Net income	—	—	—	12,356	—	—	12,356
Cumulative adjustment related to adoption of ASC 606	—	—	—	4,389	—	—	4,389
Foreign currency translation	—	—	—	—	(1,745)	—	(1,745)
Stock-based compensation expense	—	—	7,251	—	—	—	7,251
Exercise of options	1,980	2	9,608	—	—	—	9,610
Restricted share vesting withholdings	—	—	—	—	—	(123)	(123)
Balance, December 31, 2018	95,100	$95	$298,929	$(229,457)	$(1,998)	$(176,464)	$(108,895)

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In this filing, we refer to: (i) our audited consolidated financial statements and notes thereto as our “Financial Statements;” (ii) our audited Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) as our “Statements of Income (Loss);” and (iii) our audited Consolidated Balance Sheets as our “Balance Sheets.”
1. BUSINESS
Everi Holdings Inc. (“Everi Holdings,” “Holdings,” or “Everi”) is a holding company, the assets of which are the issued and outstanding shares of capital stock of each of Everi Games Holding Inc. (“Everi Games Holding”), which owns all of the issued and outstanding shares of capital stock of Everi Games Inc. (“Everi Games” or “Games”), and Everi Payments Inc. (“Everi Payments”). Unless otherwise indicated, the terms the “Company,” “we,” “us,” and “our” refer to Everi Holdings together with its consolidated subsidiaries.
Everi is a leading supplier of technology solutions for the casino gaming industry. We provide casino operators with a diverse portfolio of products including innovative gaming machines that power the casino floor, and casino operational and management systems that include comprehensive end-to-end payments solutions, critical intelligence offerings, and gaming operations efficiency technologies.
Everi Holdings reports its results of operations based on two operating segments: Games and FinTech. Effective April 1, 2018, we changed the name of the operating segment previously referred to as “Payments” to “Financial Technology Solutions” (“Everi FinTech” or “FinTech”). We believe this reference more accurately reflects the focus of the business segment on delivering innovative and integrated solutions to enhance the efficiency of the casino operator, support the comprehensive regulatory and tax requirements of their gaming customers, and improve players’ gaming experience by providing easy access to their funds and payment of winnings.
Everi Games provides gaming operators products and services, including: (a) gaming machines primarily comprised of Class II and Class III slot machines placed under participation or fixed fee lease arrangements or sold to casino customers, including TournEvent® that allows operators to switch from in-revenue gaming to out-of-revenue tournaments; (b) system software, licenses, ancillary equipment, and maintenance; and (c) business-to-consumer and business-to-business interactive activities. In addition, Everi Games develops and manages the central determinant system for the video lottery terminals (“VLTs”) installed in the State of New York and it also provides similar technology in certain tribal jurisdictions.
Everi FinTech provides gaming operators cash access and related products and services, including: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card cash access transactions, and check verification and warranty services; (b) equipment that provides cash access and efficiency-related services; (c) products and services that improve credit decision making, automate cashier operations, and enhance patron marketing activities for gaming establishments; (d) compliance, audit, and data solutions; and (e) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming, and lottery activities.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
All intercompany transactions and balances have been eliminated in consolidation.
Business Combinations
We apply the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations,” in the accounting for acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are preliminary and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset over its estimated useful life. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions, and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill, in the period of identification, if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Statements of Income (Loss).
Cash and Cash Equivalents
Cash and cash equivalents include cash and balances on deposit in banks and financial institutions. We consider highly liquid investments with maturities of three months or less at the time of purchase to be cash and cash equivalents. Such balances generally exceed the federal insurance limits, however, we periodically evaluate the creditworthiness of these institutions to minimize risk.
ATM Funding Agreements
We obtain all of the cash required to operate our ATMs through various ATM Funding Agreements. Some gaming establishments provide the cash utilized within the ATM (“Site‑Funded”). The Site‑Funded receivables generated for the amount of cash dispensed from transactions performed at our ATMs are owned by us and we are liable to the gaming establishment for the face amount of the cash dispensed. In our Balance Sheets, the amount of the receivable for transactions processed on these ATM transactions is included within settlement receivables and the amount due to the gaming establishment for the face amount of dispensing transactions is included within settlement liabilities.
For the non‑Site‑Funded locations, we enter into commercial arrangements with third party vendors to provide us the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay a cash usage fee based upon the target federal funds rate. Under these agreements, the currency supplied by the third party vendors remains the sole property of these suppliers until cash is dispensed, at which time the third party vendors obtain an interest in the corresponding settlement receivable. As the cash is an asset of these suppliers, it is therefore not reflected on our Balance Sheets. The usage fee for the cash supplied in these ATMs is included as interest expense in the Statements of Income (Loss). Our rationale to record cash usage fees as interest expense is primarily due to the similar operational characteristics to a revolving line of credit, the fact that the fees are calculated on a financial index, and the fees are paid for access to a capital resource.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts related to our trade and other receivables and notes receivable that have been deemed to have a high risk of uncollectibility or for which uncertainty exists as to whether the account balance has become uncollectible. Management reviews its accounts and notes receivable on a quarterly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in our customer payment patterns, concentration, and creditworthiness when evaluating the adequacy of our allowance for doubtful accounts. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance.
Settlement Receivables and Settlement Liabilities
We provide cash settlement services to gaming establishments related to our cash access services, which involve the movement of funds between various parties involved in these types of transactions. We receive reimbursement from the patron’s credit or debit card issuing financial institution for the amount owed to the gaming establishment plus the fee charged to the patron. These activities result in amounts due to us at the end of each business day that we generally recover over the next few business days, which are classified as settlement receivables on our Balance Sheets. In addition, cash settlement services result in amounts due to gaming establishments for the cash disbursed to patrons through the issuance of a negotiable instrument or through electronic settlement for the face amount provided to patrons that we generally remit over the next few business days, which are classified as settlement liabilities on our Balance Sheets.
Warranty Receivables
If a gaming establishment chooses to have a check warranted, it sends a request to our third-party check warranty service provider, asking whether it would be willing to accept the risk of cashing the check. If the check warranty provider accepts the risk and warrants the check, the gaming establishment negotiates the patron’s check by providing cash for the face amount of the check. If the check is dishonored by the patron’s bank upon presentment, the gaming establishment invokes the warranty, and the check warranty service provider purchases the check from the gaming establishment for the full check amount and then pursues collection activities on its own. In our Central Credit Check Warranty product under our agreement with the third-party service provider, we receive all of the check warranty revenue. We are exposed to risk for the losses associated with any warranted items that cannot be collected from patrons issuing the items. Warranty receivables are defined as any amounts paid by the third-party check warranty service provider to gaming establishments to purchase dishonored checks. Additionally, we pay a fee to the third-party check warranty service provider for its services.

The warranty receivables amount is recorded in trade and other receivables, net on our Balance Sheets. On a monthly basis, the Company evaluates the collectability of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) on our Statements of Income (Loss).
Inventory
Our inventory primarily consists of component parts as well as finished goods and work-in-progress. The cost of inventory includes cost of materials, labor, overhead and freight. The inventory is stated at the lower of cost or net realizable value and accounted for using the first in, first out method (“FIFO”).
Restricted Cash
Our restricted cash primarily consists of: (i) deposits held in connection with a sponsorship agreement; (ii) WAP-related restricted funds; and (iii) Internet-related cash access activities. The current portion of restricted cash, which is included in prepaid expenses and other assets, was approximately $1.5 million, $0.9 million, and $0.3 million as of December 31, 2018, 2017, and 2016, respectively. The non-current portion of restricted cash, which is included in other assets, was approximately $0.1 million as of December 31, 2018, 2017, and 2016.
Property, Equipment and Leased Assets
Property, equipment and leased assets are stated at cost, less accumulated depreciation, and are computed using the straight-line method over the lesser of the estimated life of the related assets, generally two to five years, or the related lease term. Player terminals and related components and equipment are included in our rental pool. The rental pool can be further delineated as “rental pool – deployed,” which consists of assets deployed at customer sites under participation arrangements, and “rental pool – undeployed,” which consists of assets held by us that are available for customer use. Rental pool – undeployed consists of both new units awaiting deployment to a customer site and previously deployed units currently back with us to be refurbished awaiting re-deployment. Routine maintenance of property, equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our Statements of Income (Loss). Property, equipment and leased assets are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when future cash flows, on an undiscounted basis, do not exceed the carrying value of the asset.
Placement Fee and Development Agreements
We enter into placement fee and, to a certain extent, development agreements to provide financing for the expansion of existing facilities, or for new gaming facilities. Funds provided under placement fee agreements are not reimbursed, while funds provided under development agreements are reimbursed to us, in whole, or in part. In return, the facility dedicates a percentage of its floor space to placement of our player terminals, and we receive a fixed percentage of those player terminals’ hold amounts per day over the term of the agreement, which is generally from 12 to 83 months. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of our guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable.
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative “Step 0” assessment based on reviewing relevant events and circumstances; or a quantitative “Step 1” assessment, which determines the fair value of the reporting unit, using both an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, we will use the “Step 1” assessment to determine the impairment, in accordance with ASC 350, Intangibles - Goodwill and Other.
Our reporting units are identified as operating segments or one level below. Reporting units must: (a) engage in business activities from which they earn revenues and incur expenses; (b) have operating results that are regularly reviewed by our segment management to ascertain the resources to be allocated to the segment and assess its performance; and (c) have discrete financial information available. As of December 31, 2018, our reporting units included: Games, Cash Access Services, Kiosk Sales and Service, Central Credit Services, and Compliance Sales and Services.
Other Intangible Assets
Other intangible assets are stated at cost, less accumulated amortization, and are computed primarily using the straight-line method. Other intangible assets consist primarily of: (i) customer contracts (rights to provide Games and FinTech services to gaming establishment customers), developed technology, trade names and trademarks, and contract rights acquired through business combinations; and (ii) capitalized software development costs. Customer contracts require us to make renewal assumptions, which impact the estimated useful lives of such assets. Capitalized software development costs require us to make certain judgments as to the stages of development and costs eligible for capitalization. Capitalized software costs placed in service are amortized over their useful lives, generally not to exceed five years. We review intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or market price of the asset, a significant adverse change in legal factors or business climate that could affect the value of an asset, or a current period operating or cash flow loss combined with a history of operating or cash flow losses. We group intangible assets for impairment analysis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of definite lived intangible assets is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset, on an undiscounted basis and without interest or taxes. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Debt Issuance Costs
Debt issuance costs incurred in connection with long-term borrowings are capitalized and amortized to interest expense based upon the related debt agreements using the straight-line method, which approximates the effective interest method. Debt issuance costs related to line-of-credit arrangements are included in other assets, non-current, on our Balance Sheets. All other debt issuance costs are included as contra-liabilities in long-term debt.
Original Issue Discounts
Original issue discounts incurred in connection with long-term borrowings are capitalized and amortized to interest expense based upon the related debt agreements using the straight-line method, which approximates the effective interest method. These amounts are recorded as contra-liabilities and included in long-term debt on our Balance Sheets.
Revenue Recognition
Overview
We evaluate the recognition of revenue based on the criteria set forth in ASC 606 and ASC 840, as appropriate. We recognize revenue upon transferring control of goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We enter into contracts with customers that include various performance obligations consisting of goods, services, or combinations of goods and services. Timing of the transfer of control varies based on the nature of the contract. We recognize revenue net of any sales and other taxes collected from customers, which are subsequently remitted to governmental authorities and are not included in revenues or operating expenses. We measure revenue based on the consideration specified in a contract with a customer and adjusted, as necessary.
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
Contract Combinations - Multiple Promised Goods and Services
Our contracts may include various performance obligations for promises to transfer multiple goods and services to a customer, especially since our Games and FinTech businesses may enter into multiple agreements with the same customer that meet the criteria to be combined for accounting purposes under ASC 606. When this occurs, a SSP will be determined for each performance obligation in the combined arrangement and the consideration allocated between the respective performance obligations. We use our judgment to analyze the nature of the promises made and determine whether each is distinct or should be combined with other promises in the contract based on the level of integration and interdependency between the individual deliverables.
Disaggregation of Revenues
We disaggregate revenues based on the nature and timing of the cash flows generated by such revenues as presented in “Note 18 - Segment Information.”
Outbound Freight Costs
Upon transferring control of a good to a customer, the shipping and handling costs in connection with sale transactions are accounted for as fulfillment costs and included in cost of revenues.
Costs to Acquire a Contract with a Customer
We typically incur incremental costs to acquire customer contracts in the form of sales commission expenses. We evaluate those acquisition costs for groups of contracts with similar characteristics, based on the nature of the transactions. The incremental costs to acquire customer contracts identified would be amortized within one year and, as a result, we elected to utilize the practical expedient set forth in ASC 340-40, Contract Costs - Incremental Costs of Obtaining a Contract to expense these amounts as incurred.
Contract Balances
Since our contracts may include multiple performance obligations, there is often a timing difference between the cash collections and the satisfaction of such performance obligations and revenue recognition. Such arrangements are evaluated to determine whether contract assets and liabilities exist. We generally record contract assets when the timing of cash collections differs from when revenue is recognized due to contracts containing specific performance obligations that are required to be met prior to a customer being billed. We generally record contract liabilities when cash is collected in advance of us satisfying performance obligations, including those that are satisfied over a period of time.

The following table summarizes our contract assets and contract liabilities arising from contracts with customers:

For the Year Ended
December 31, 2018

Contract assets(1)
Balance at January 1	$8,433
Balance at December 31	11,310
Increase (decrease)	2,877

Contract liabilities(2)
Balance at January 1	12,397
Balance at December 31	15,470
Increase (decrease)	$3,073
(1) Current portion of contract assets is included within Trade and other receivables, net and non-current portion is included within Other receivables in our Balance Sheets.
(2) Current portion of contract liabilities is included within Accounts payable and accrued expenses and non-current portion is included within Other accrued expenses and liabilities in our Balance Sheets.
We recognized approximately $11.4 million in revenue that was included in the beginning contract liability balance during 2018.
Games Revenues
Our Games products and services include commercial products, such as Native American Class II products and other bingo products, Class III products, video lottery terminals, accounting and central determinant systems, and other back office systems. We conduct our Games segment business based on results generated from the following major revenue streams: (i) Gaming Operations; (ii) Gaming Equipment and Systems; and (iii) Gaming Other.
Gaming Operations
Games revenues are primarily generated by our gaming operations under placement, participation, and development arrangements, in which we provide our customers with player terminals, including TournEvent® that allows operators to switch from in-revenue gaming to out-of-revenue tournaments, player terminal-content licenses, local-area progressive machines, and back-office equipment, collectively referred to herein as leased gaming equipment. We evaluate the recognition of lease revenues based on criteria set forth in ASC 840. Generally, under these arrangements, we retain ownership of the machines installed at customer facilities. We receive recurring revenue based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. Revenues from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day. Gaming operations revenues generated by leased gaming equipment deployed at sites under development or placement fee agreements give rise to contract rights, which are amounts recorded to intangible assets for dedicated floor space resulting from such agreements. The gaming operations revenues generated by these arrangements are reduced by the accretion of contract rights, which represents the related amortization of the contract rights recorded in connection with those agreements. Gaming operations lease revenues accounted for under ASC 840 are generally short-term in nature with payment terms ranging from 30 to 90 days. We recognized $136.6 million, $126.1 million, and $134.0 million in lease revenues for the years ended December 31, 2018, 2017, and 2016, respectively.
Gaming operations revenues include amounts generated by Wide Area Progressive (“WAP”) systems, which are recognized under ASC 606. WAP consists of linked slot machines located in multiple casino properties that are connected to a central system. WAP-based gaming machines have a progressive jackpot we administer that increases with every wager until a player wins the top award combination. Casino operators pay us a percentage of the coin-in (the total amount wagered), a percentage of net win, or a combination of both for services related to the design, assembly, installation, operation, maintenance, administration, and marketing of the WAP systems. The gaming operations revenues with respect to WAP machines comprise a separate performance obligation and are recognized over time based on the amount expected to be received with any variability being resolved in the reporting period. These arrangements are generally short-term in nature with a majority of invoices payable within 30 to 45 days. Such revenues are presented in the Statements of Income (Loss) net of the jackpot expense, which is comprised of incremental amounts funded by a portion of the coin-in from players. At the time a jackpot is won by a player, an additional jackpot expense is recorded with respect to the base seed amount required to fund the minimum level required by the respective WAP arrangement with the casino operator.
Gaming operations revenues also include amounts received in connection with our relationship with the New York State Gaming Commission to provide an accounting and central determinant system for the VLTs in operation at licensed State of New York gaming facilities. Pursuant to our agreement with the New York State Gaming Commission, we receive a portion of the network-wide net win (generally, cash-in less prizes paid) per day in exchange for provision and maintenance of the central determinant system and records it in accordance with ASC 606. We also provide central determinant system technology to Native American tribes in other licensed jurisdictions for which we receive a portion of the revenue generated from the VLTs connected to the system. These arrangements are generally short-term in nature with payments due monthly.
Gaming operations revenues also include amounts generated by our Interactive offering comprised of business-to-consumer (“B2C”) and business-to-business (“B2B”) activities. B2C relates to games offered directly to consumers to play with virtual currency which can be purchased through our social, mobile application. Control transfers and we recognize revenues in accordance with ASC 606 from player purchases of virtual currency as it is consumed for game play, which is based on a historical data analysis. B2B relates to games offered to the online business partners, or social casinos, who then offer the games to consumers. Our B2B arrangements primarily provide access to our game content and revenue is recognized in accordance with ASC 606 as the control transfers upon the online business partners’ daily access to such content based on either a flat fee or revenue share arrangements with the social casinos.
Gaming Equipment and Systems
Gaming equipment and systems revenues are accounted for under ASC 606 and are derived from the sale of some combination of: (a) gaming equipment and player terminals, including TournEvent® that allows operators to switch from in-revenue gaming to out-of-revenue tournaments; (b) game content; (c) license fees; (d) ancillary equipment; and (e) maintenance. Such arrangements are predominately short-term in nature with payment terms ranging from 30 to 180 days with certain agreements providing for extended payment terms, ranging from 12 to 24 months. Our contracts with customers do not contain any financing components that have been determined to be significant to the contract. Performance obligations for gaming equipment and systems arrangements include gaming equipment, player terminals, content, system software, license fees, ancillary equipment, maintenance, or various combinations thereof. Gaming equipment and systems are recognized at a point in time when control of the promised goods and services transfers to the customer generally upon shipment or delivery pursuant to the terms of the contract. The performance obligations are generally satisfied at the same time or within a short period of time.
Gaming Other
Gaming other revenues consist of amounts generated by our TournEvent of Champions® national tournament that allows winners of local and regional tournaments throughout the year to participate in a national tournament that results in the determination of a final champion. Such revenues are accounted for under ASC 606. As the customer simultaneously receives and consumes the benefits of our performance as it occurs, revenues are recognized as earned over a period of time using an output method depicting the transfer of control to the customer. These arrangements are generally short-term in nature with payment terms ranging from 30 to 90 days.
FinTech Revenues
Cash Access Services
Cash access services revenues are accounted for under ASC 606 and are generally comprised of the following distinct performance obligations: cash advance, ATM, and check services. We do not control the cash advance and ATM services provided to a customer and, therefore, we are acting as an agent whose performance obligation is to arrange for the provision of these services. Our cash access services involve the movement of funds between the various parties associated with cash access transactions and give rise to settlement receivables and settlement liabilities, both of which are settled in days following the transaction.
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
For cash access services arrangements, since the customer simultaneously receives and consumes the benefits as the performance obligations occur, we recognize revenues as earned over a period of time using an output method depicting the transfer of control to the customer based on variable consideration, such as volume of transactions processed with variability generally resolved in the reporting period.
Equipment
Equipment revenues are derived from the sale of equipment and are accounted for under ASC 606. Revenues are recognized at a point in time when control of the promised goods and services transfers to the customer generally upon shipment or delivery pursuant to the terms of the contract. These sales contracts are generally short-term in nature with payment terms ranging from 30 to 90 days.
Information Services and Other
Information services and other revenues are accounted for under ASC 606 and include amounts derived from the sale of: (i) software licenses, software subscriptions, professional services and certain other ancillary fees; (ii) service related fees associated with the sale, installation, and maintenance of equipment directly to our customers under contracts, which are generally short-term in nature with payment terms ranging from 30 to 90 days, secured by the related equipment; (iii) credit worthiness-related software subscription services that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated; and (iv) ancillary marketing, database, and Internet-based gaming related activities.
Our software represents a functional right-to-use license and the revenues are recognized as earned at a point in time. Subscription services are recognized over a period of time using an input method based on time elapsed as we transfer the control ratably by providing a stand-ready service. Professional and other services revenues are recognized over a period of time using an input method based on time elapsed as services are provided, thereby reflecting the transfer of control to the customer.
Cost of Revenues (Exclusive of Depreciation and Amortization)
The cost of revenues (exclusive of depreciation and amortization) represents the direct costs required to perform revenue generating transactions. The costs included within cost of revenues (exclusive of depreciation and amortization) are inventory and related costs associated with the sale of our fully integrated kiosks, electronic gaming machines and system sale, check cashing warranties, field service, and network operations personnel.
Advertising, Marketing, and Promotional Costs
We expense advertising, marketing, and promotional costs as incurred. Total advertising, marketing, and promotional costs, included in operating expenses in the Statements of Income (Loss), were $3.4 million, $1.1 million, and $1.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Research and Development Costs
We conduct research and development activities primarily to develop gaming systems, game engines, casino data management systems, casino central monitoring systems, video lottery outcome determination systems, gaming platforms and gaming content, and to enhance our existing product lines. We believe our ability to deliver differentiated, appealing products and services to the marketplace is based on our research and development investments, and we expect to continue to make such investments in the future. Research and development costs consist primarily of salaries and benefits, consulting fees, and game lab testing fees. Once the technological feasibility of a project has been established, it is capitalized until it becomes available for general release.
Research and development costs were $20.5 million, $18.9 million, and $19.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Income Taxes
We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. In accordance with accounting guidance, our income taxes include amounts from domestic and international jurisdictions. Due to the 2017 Tax Act, there is no U.S. federal tax on cash repatriation from foreign subsidiaries; however, we could be subject to foreign withholding tax and U.S. state income taxes. The 2017 Tax Act also subjects our foreign subsidiary earnings to the Global Intangible Low-Taxed Income (“GILTI”) tax provisions. Some items of income and expense are not reported in tax returns and our Financial Statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.
Our deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in our Financial Statements or income tax returns. Deferred tax assets and liabilities are determined based upon differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on the income tax provision or benefit and deferred tax assets and liabilities for a change in rates is recognized in the Statements of Income (Loss) in the period that includes the enactment date.
When measuring deferred tax assets, certain estimates and assumptions are required to assess whether a valuation allowance should be established by evaluating both positive and negative factors in accordance with accounting guidance. This evaluation requires that we exercise judgment in determining the relative significance of each factor. The assessment of the valuation allowance involves significant estimates regarding future taxable income and when it is recognized, the amount and timing of taxable differences, the reversal of temporary differences and the implementation of tax-planning strategies. A valuation allowance is established based on the weight of available evidence, including both positive and negative indicators, if it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. Greater weight is given to evidence that is objectively verifiable, most notably historical results. If we report a cumulative loss from continuing operations before income taxes for a reasonable period of time, this form of negative evidence is difficult to overcome. Therefore, we include certain aspects of our historical results in our forecasts of future taxable income, as we do not have the ability to solely rely on forecasted improvements in earnings to recover deferred tax assets. When we report a cumulative loss position, to the extent our results of operations improve, such that we have the ability to overcome the more likely than not accounting standard, we may be able to reverse the valuation allowance in the applicable period of determination. In addition, we rely on deferred tax liabilities in our assessment of the realizability of deferred tax assets if the temporary timing difference is anticipated to reverse in the same period and jurisdiction and the deferred tax liabilities are of the same character as the temporary differences giving rise to the deferred tax assets.
We also follow accounting guidance to account for uncertainty in income taxes as recognized in our Financial Statements. The accounting standard creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in our Financial Statements. The standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
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
Employee Benefits Plan
The Company provides a 401(k) Plan that allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, the Company matches a percentage of these employee contributions (as defined in the plan document). Expenses related to the matching portion of the contributions to the 401(k) Plan were $2.2 million, $2.3 million, and $1.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of December 31, 2018 and December 31, 2017, the fair value of notes receivable, net, approximated the carrying value due to contractual terms of trade and loans receivable generally being under 24 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
December 31, 2018
Term loan	2	$784,479	$807,700
Senior unsecured notes	1	$354,863	$375,000
December 31, 2017
Term loan	2	$826,099	$815,900
Senior unsecured notes	1	$372,656	$375,000
The term loan facility was reported at fair value using a Level 2 input as there were quoted prices in markets that were not considered active as of December 31, 2018 and December 31, 2017. The senior unsecured notes were reported at fair value using a Level 1 input as there were quoted prices in markets that were considered active as of December 31, 2018 and December 31, 2017.
Foreign Currency Translation
Foreign currency denominated assets and liabilities for those foreign entities for which the local currency is the functional currency are translated into U.S. dollars based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations are included as a component of other comprehensive income on the Statements of Income (Loss). Translation adjustments on intercompany balances of a long-term investment nature are recorded as a component of accumulated other comprehensive loss on our Balance Sheets.
Use of Estimates
We have made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes in conformity with accounting principles generally accepted in the United States. The actual results may differ from these estimates.
Earnings Applicable to Common Stock
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of potential common stock resulting from assumed stock option exercises and vesting of restricted stock unless it is anti-dilutive. To the extent we report a net loss from continuing operations in a particular period, no potential dilution from the application of the treasury stock method would be applicable in accordance with ASC 260, Earnings per Share.
Share‑Based Compensation
Share-based compensation is considered an equity award and results in a cost that is measured at fair value on the grant date of an award.
Our time-based stock options were measured at fair value on the grant date using the Black Scholes model. Our restricted stock awards and restricted stock units, including the restricted stock units bound by certain performance-based metrics issued in 2018, were measured at fair value based on the stock price on the grant date. The compensation expense is recognized on a straight-line basis over the vesting period of the awards.
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
Forfeitures are estimated at the grant date for our time-based, market-based and performance-based awards, with such estimates updated periodically; and with actual forfeitures recognized currently to the extent they differ from the estimates.
Unless otherwise provided by the administrator of our equity incentive plans, stock options granted under our plans generally expire ten years from the date of grant. The exercise price of stock options is generally the closing market price of our common stock on the date of the stock option grant.
Acquisition-Related Costs
We recognize a liability for acquisition-related costs when the expense is incurred. Acquisition-related costs include, but are not limited to: financial advisory, legal and debt fees; accounting, consulting, and professional fees associated with due diligence, valuation, and integration; severance; and other related costs and adjustments.
Reclassification of Prior Year Balances
Reclassifications were made to the prior-period Financial Statements to conform to the current period presentation, except for the adoption impact of the application of ASC 606 utilizing the modified retrospective transition method.
Recent Accounting Guidance
Recently Adopted Accounting Guidance
In March 2018, the FASB issued ASU No. 2018-05, which provides guidance on accounting for the tax effects of the 2017 Tax Act (pursuant to SEC Staff Accounting Bulletin No. 118). The new standard is effective March 13, 2018. We have adopted this guidance in the quarter ended March 31, 2018. In accordance with this guidance, some of the income tax effects recorded in 2017 were provisional and insignificant adjustments were made during 2018. As of December 22, 2018, we completed our analysis and our updated assessment is that the 2017 Tax Act has no further impact on our previously reported income tax provisions or our deferred tax assets or liabilities; therefore, these amounts are no longer considered provisional in nature.
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
In January 2016, the FASB issued ASU No. 2016-01, which, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. We adopted this guidance in the quarter ended March 31, 2018. The adoption of this ASU did not have a material impact on our Financial Statements.
Recent Accounting Guidance Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact of adopting this guidance on our Financial Statements; however, we do not expect the impact to be material.
In June 2018, the FASB issued ASU No. 2018-07, which expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our Financial Statements.
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
In June 2016, the FASB issued ASU No. 2016-13, which provides updated guidance on how an entity should measure credit losses on financial instruments. The new guidance replaces the current incurred loss measurement methodology with a lifetime expected loss measurement methodology, and is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance will be applied using a modified retrospective approach for the cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective and using a prospective approach for debt securities for which any other-than-temporary impairment had been recognized before the effective date. In November 2018, the FASB issued ASU No. 2018-19 to mitigate transition complexity by requiring entities other than public business entities to implement ASU No. 2016-13 for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. This aligns the implementation date for their annual financial statements with the implementation date for their interim financial statements. The guidance also clarified that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. We are currently evaluating the impact of adopting this guidance on our Financial Statements; however, we do not expect the impact to be material.
In February 2016, the FASB issued ASU No. 2016-02, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. We made an accounting policy election whereby leases that are 12 months or less that do not include an option to purchase the underlying assets will be accounted for similarly to our current operating leases; therefore, these arrangements will not be recorded on the balance sheet. For lessees, leases will be classified as either financing or operating with classification affecting the pattern of expense recognition in the income statement. For lessors, leases will be classified as operating, sales-type or direct financing with classification affecting the pattern of revenue and profit recognition in the income statement. In July 2018, the FASB issued ASU No. 2018-10 - Codification Improvements to Topic 842, Leases and ASU No. 2018-11 - Leases (Topic 842): Targeted Improvements. ASU No. 2018-10 affects narrow aspects of the guidance previously issued and ASU No. 2018-11 provides a practical expedient for lessors on separating components of a contract and also includes an additional optional transition relief methodology for adopting the new standard. In December 2018, the FASB issued ASU No. 2018-20 - Leases (Topic 842): Narrow-Scope Improvements for Lessors, which addresses the following issues facing lessors when applying the standard: sales taxes and other similar taxes collected from lessees, certain lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components. The guidance requires an entity to adopt the new standard, as amended, under a modified retrospective application. With the optional transition relief methodology available, entities have an opportunity to adopt the new lease standard prospectively at the beginning of the period of adoption through a cumulative-effect adjustment, with certain practical expedients available.
On January 1, 2019, the Company adopted the new leasing standard promulgated by the FASB using the adoption date method. While we are finalizing the adoption procedures, we expect that the standard will have a material impact on our Balance Sheets, however, we do not expect that the standard will have a material impact on our Statements of Income (Loss). Upon adoption, we will record a ROU asset and lease liability, representing our obligation to make lease payments for operating leases, measured on a discounted basis. We expect the ROU assets and lease liabilities of operating leases recorded to be within the range of approximately 1%-2% of total assets. We elected the practical expedients offered in the aforementioned guidance, including the transition practical expedient that states that the Company need not reassess: (a) whether expired or existing contracts contain leases; (b) the lease classification of expired or existing leases; or (c) initial direct costs for any existing leases. Other expedients adopted include practical expedient that allows a Company, as an accounting policy election by class of underlying assets, choose not to separate non-lease components from lease components; and a short-term lease recognition exemption to not record short-term leases with an initial term of 12 months or less on the balance sheet.
As we are finalizing the adoption procedures, we expect the following impact to our financial statements as summarized within the table below:

Lessor Perspective	Expected Impact Upon Adoption
Games and FinTech Segments	The adoption of ASC 842 will not have a material impact on the Company from the lessor perspective as our lessor accounting for leases will be consistent with current practices.

Lessee Perspective	Expected Impact Upon Adoption
Games and FinTech Segments
We will recognize operating lease ROU assets and liabilities primarily associated with real estate leases on our Balance Sheets for lease contracts with terms that are longer than 12 months with no material impact to the Statements of Income (Loss). The operating lease ROU assets and liabilities are expected to be recognized at the commencement date based on the present value of lease payments over the lease terms.

We do not anticipate that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

3.    ADOPTION OF ASC 606, “REVENUE FROM CONTRACTS WITH CUSTOMERS”
Change in accounting policies
On January 1, 2018, we adopted ASC 606 using the modified retrospective method, which required us to evaluate whether any cumulative adjustment was required to be recorded to retained earnings (accumulated deficit) as a result of applying the provisions set forth under ASC 606 for any existing arrangements not yet completed as of the adoption date of January 1, 2018. We determined that there was an immaterial cumulative adjustment in the amount of approximately $4.4 million, which we recorded to accumulated deficit as of the adoption date as a result of applying the modified retrospective transition method. Revenues and costs related to certain contracts are recognized at a point in time under ASC 606 as the performance obligations related to certain types of sales are satisfied; whereas, previously these revenues and costs were recognized over a period of time under ASC 605. In addition, under the modified retrospective method, our prior period results were not recast to reflect the new revenue recognition standard. Except for the changes discussed with respect to revenue recognition, the impact of which is summarized in the tables below, we have consistently applied our accounting policies to the periods presented in our Financial Statements.
Balance Sheets and Statements of Cash Flows
The adoption of ASC 606 utilizing the modified retrospective transition method did not have a material impact to our Balance Sheets and Statements of Cash Flows as of and for the year ended December 31, 2018.
Games revenues
We previously reported certain costs incurred in connection with our WAP platform, consisting primarily of the jackpot expenses, as cost of revenues. Under ASC 606, such costs are reflected as reductions to gaming operations revenues on a net basis of presentation.
FinTech revenues
We previously reported costs and expenses related to our cash access services, which include commission expenses payable to casino operators, interchange fees payable to the network associations and processing, and related costs payable to other third party partners, as costs of revenues. As the result of our evaluation of the factors contained in ASC 605, we previously determined that the indicators requiring the gross reporting outweighed those for net reporting primarily due to the risk of loss. Under ASC 606, such costs are reflected as reductions to revenues on a net basis of presentation, since we determined that we do not control certain cash access services provided to a customer and, therefore, we are acting as an agent whose performance obligation is to arrange for the provision of these types of services. In addition, commission expenses payable to the gaming operators are determined to be consideration paid to customers under ASC 606.
The following table presents the impact of the application of ASC 606 utilizing the modified retrospective transition method to certain line items on our Statements of Income (Loss) for the year ended December 31, 2018 (in thousands):

	Year Ended December 31, 2018
	As Reported	Adjustments	Without Adoption of ASC 606
Revenues
Games revenues
Gaming operations	$168,146	$2,364	$170,510
Games total revenues	258,978	2,364	261,342

FinTech revenues
Cash access services	156,806	629,641	786,447
Equipment	20,977	(1,622)	19,355
FinTech total revenues	210,537	628,019	838,556

Total revenues	469,515	630,383	1,099,898

Costs and expenses
Games cost of revenues(1)
Gaming operations	17,603	2,364	19,967
Games total cost of revenues	68,009	2,364	70,373

FinTech cost of revenues(1)
Cash access services	9,717	629,092	638,809
Equipment	12,601	(825)	11,776
FinTech total cost of revenues	26,428	628,267	654,695

Total costs and expenses	383,702	630,631	1,014,333

Operating income	85,813	(248)	85,565

Income before income tax	2,646	(248)	2,398

Income tax benefit	(9,710)	—	(9,710)
Net income	12,356	(248)	12,108

Comprehensive income	10,611	(248)	10,363
(1) Exclusive of depreciation and amortization.
4. BUSINESS COMBINATIONS
We account for business combinations in accordance with ASC 805, which requires that the identifiable assets acquired and liabilities assumed be recorded at their estimated fair values on the acquisition date separately from goodwill, which is the excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities. We include the results of operations of an acquired business as of the acquisition date. We had no material acquisitions for the years ended December 31, 2018, 2017, and 2016.

In August 2015, we acquired certain assets of Resort Advantage, LLC (“Resort Advantage”), a supplier of comprehensive and integrated solutions for complete Financial Crimes Enforcement Network (“FinCEN”) and Internal Revenue Service regulatory compliance to the gaming industry, for an aggregate purchase price of approximately $13.3 million, of which we estimated that approximately $4.7 million (the “earn out liability”) would be paid under the provisions of the agreement over a period of 40 months (the “payout period”) based upon an evaluation over a period of 36 months (the “earn out period”) following the closing of the transaction. Upon expiration of the earn out period in August 2018, we analyzed the remaining earn out liability of approximately $0.8 million and determined that approximately $0.6 million would not be realized; therefore, we reversed that amount into income. We continued to record approximately $0.2 million in remaining earn out liability to potentially be paid under the provisions of the agreement during the first quarter of 2019. The Resort Advantage acquisition did not have a material impact on our results of operations or financial condition.

5. FUNDING AGREEMENTS
Commercial Cash Arrangements
We have commercial arrangements with third party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Income (Loss), were $7.0 million, $4.9 million, and $3.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.

Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balances of ATM cash utilized by us from the third parties were approximately $224.7 million and $289.8 million as of December 31, 2018 and 2017, respectively.

Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, with Wells Fargo provides us with cash in the maximum amount of $300 million with the ability to increase the amount by $75 million over a 5-day period for holidays, such as the period around New Year’s Day. The term of the agreement expires on June 30, 2021 and will auto renew for additional one-year periods unless either party provides a 90-day written notice of its intent not to renew.
We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the years ended December 31, 2018, 2017, and 2016.
Site‑Funded ATMs
We operate ATMs at certain customer gaming establishments where the gaming establishment provides the cash required for the ATM operational needs. We are required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability is included within settlement liabilities in the accompanying Balance Sheets and was $249.6 million and $210.8 million as of December 31, 2018 and 2017, respectively.
Everi-Funded ATMs
We enter into agreements with customers for certain of our Canadian ATMs whereby we provide the cash required to operate the ATMs. We supplied approximately $4.8 million and $6.9 million of our cash for these ATMs at December 31, 2018 and 2017, respectively, which represents an outstanding balance under such agreements at the end of the period. Such amounts are reported within settlement receivables line of our Balance Sheets.
Prefunded Cash Access Agreements
Due to certain regulatory requirements, some international gaming establishments require prefunding of cash to cover all outstanding settlement amounts in order for us to provide cash access services to their properties. We enter into agreements with these operators for which we supply our cash access services for their properties. Under these agreements, we maintain sole discretion to either continue or cease operations as well as discretion over the amounts prefunded to the properties and may request amounts to be refunded to us, with appropriate notice to the operator, at any time. The initial prefunded amounts and subsequent amounts from the settlement of transactions are deposited into a bank account that is to be used exclusively for cash access services, and we maintain the right to monitor all transaction activity in that account. The total amount of prefunded cash outstanding was approximately $6.1 million and $8.4 million at December 31, 2018 and 2017, respectively, and is included in prepaid expenses and other assets in our Balance Sheets.

6. TRADE AND OTHER RECEIVABLES

Trade receivables represent short-term credit granted to customers as well as long-term loans receivable on our games, equipment, and compliance products. Trade and loans receivables generally do not require collateral. The balance of trade and loans receivables consists of outstanding balances owed to us by gaming establishments. Other receivables include income tax receivables and other miscellaneous receivables.
The balance of trade and other receivables consisted of the following (in thousands):

	At December 31,
	2018	2017
Trade and other receivables, net
Games trade and loans receivables	$53,011	$38,070
FinTech trade and loans receivables	18,890	10,780
Other receivables	1,333	1,570
Total trade and other receivables, net	$73,234	$50,420
Non-current portion of receivables
Games trade and loans receivables	(2,922)	(1,267)
FinTech trade and loans receivables(1)	(5,925)	(1,371)
Total non-current portion of receivables	$(8,847)	$(2,638)
Total trade and other receivables, current portion	$64,387	$47,782

(1) In connection with the adoption of ASC 606 utilizing the modified retrospective transition method, we recorded an immaterial cumulative adjustment with respect to certain amounts that had been previously deferred under the then existing revenue recognition guidance as of December 31, 2017 that required recognition under ASC 606 as of the effective date of adoption in accumulated deficit.

At least quarterly, we evaluate the collectability of the outstanding balances and establish a reserve for the amount of the expected losses on our receivables. The allowance for doubtful accounts for trade receivables was approximately $6.4 million and $4.7 million as of December 31, 2018 and 2017, respectively, and included approximately $3.2 million and $2.7 million of check warranty reserves, respectively. The provision for doubtful customer accounts receivable is generally included within operating expenses in the Statements of Income (Loss).
A summary activity of the reserve for check warranty losses is as follows (in thousands):

Amount
Balance, December 31, 2015	$2,973
Warranty expense provision	8,694
Charge-offs against reserve	(8,972)
Balance, December 31, 2016	2,695
Warranty expense provision	9,418
Charge-offs against reserve	(9,404)
Balance, December 31, 2017	2,709
Warranty expense provision	9,819
Charge-offs against reserve	(9,366)
Balance, December 31, 2018	$3,162

7. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight. The inventory is stated at the lower of cost or net realizable value and accounted for using the FIFO method.
There was no material impairment of our inventory for the years ended December 31, 2018 and 2017.
We recorded an immaterial impairment charge of approximately $1.8 million in our Games segment for the year ended December 31, 2018 to reduce the carrying value of certain component parts to their fair values. The adjustment was included in operating expenses in our Statements of Income (Loss).
Inventory consisted of the following (in thousands):

	At December 31,
	2018	2017
Inventory
Component parts, net of reserves of $1,468 and $1,327 at December 31, 2018 and December 31, 2017, respectively	$23,197	$18,782
Work-in-progress	280	985
Finished goods	926	4,200
Total inventory	$24,403	$23,967
8. PREPAID AND OTHER ASSETS
Prepaid and other assets include the balance of prepaid expenses, deposits, debt issuance costs on our New Revolving Credit Facility (defined herein), restricted cash and other assets. The current portion of these assets is included in prepaid and other assets and the non-current portion is included in other assets, both of which are contained within our Balance Sheets.
The balance of the current portion of prepaid and other assets consisted of the following (in thousands):

	At December 31,
	2018	2017
Prepaid expenses and other assets
Deposits	$8,241	$9,003
Prepaid expenses	8,351	6,426
Other	3,667	5,241
Total prepaid expenses and other assets	$20,259	$20,670

The balance of the non-current portion of other assets consisted of the following (in thousands):

	At December 31,
	2018	2017
Other assets
Prepaid expenses and deposits	$5,289	$4,103
Debt issuance costs of revolving credit facility	654	849
Other	309	2,657
Total other assets	$6,252	$7,609

9. PROPERTY, EQUIPMENT AND LEASED ASSETS
Property, equipment and leased assets consist of the following (in thousands):

		At December 31, 2018			At December 31, 2017
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, equipment and leased assets
Rental pool - deployed	2-4	$183,309	$105,038	$78,271	$162,319	$80,895	$81,424
Rental pool - undeployed	2-4	23,825	14,680	9,145	17,366	9,374	7,992
FinTech equipment	3-5	27,285	21,000	6,285	25,907	18,654	7,253
Leasehold and building improvements	Lease Term	11,857	6,938	4,919	10,981	5,211	5,770
Machinery, office and other equipment	2-5	46,322	28,654	17,668	35,167	24,087	11,080
Total		$292,598	$176,310	$116,288	$251,740	$138,221	$113,519

Depreciation expense related to property, equipment and leased assets totaled approximately $61.2 million, $47.3 million, and $50.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.
There was no material impairment of our property, equipment and leased assets for the years ended December 31, 2018 and 2017.
We recorded an immaterial impairment charge of approximately $0.8 million in our Games segment for the year ended December 31, 2018 to reduce the carrying value of certain leased assets to their fair values. The adjustment was included in operating expenses in our Statements of Income (Loss).
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
We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative “Step 0” assessment based on reviewing relevant events and circumstances; or a quantitative “Step 1” assessment, which determines the fair value of the reporting unit, using both an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists.
Goodwill Testing
In performing our annual goodwill impairment tests, we utilize the approach prescribed under ASC 350. The “Step 1” required a comparison of the carrying amount of each reporting unit to its estimated fair value. To estimate the fair value of our reporting units for “Step 1”, we used a combination of an income valuation approach and a market valuation approach. The income approach is based on a discounted cash flow (“DCF”) analysis. This method involves estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value, using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including, but not limited to: appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The projected cash flows are based on our most recent annual budget and projected years beyond. Our budgets and projected cash flows are based on estimated future growth rates. We believe our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the WACC of market participants relative to each respective reporting unit. The market approach considers comparable market data based on multiples of revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”). If the fair value of a reporting unit is less than its carrying amount, an impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the fair value of that goodwill is recorded in accordance with ASC 350.

We had approximately $640.5 million and $640.6 million of goodwill on our Balance Sheets as of December 31, 2018 and 2017, respectively, resulting from acquisitions of other businesses.
In connection with our annual goodwill impairment testing process for 2018 and 2017, we determined that no impairment adjustments were necessary. The fair value exceeded the carrying amount for each of the Games, Cash Access Services, Kiosk Sales and Services, Central Credit Services and Compliance Sales and Services reporting units for 2018 and 2017.
In connection with our annual goodwill impairment testing process 2016, we determined that impairment adjustments were necessary. The fair value exceeded the carrying amount for each of the Cash Access Services, Kiosk Sales and Services, Central Credit Services and Compliance Sales and Services reporting units, while Games reporting unit had a goodwill impairment of $146.3 million for 2016. The impairment recorded in 2016 was primarily based upon limited growth and capital expenditure constraints in the gaming industry, consolidation and increased competition in the gaming manufacturing space, stock market volatility, global and domestic economic uncertainty, and lower than forecasted operating profits and cash flows. Based on these indicators, we revised our estimates and assumptions for the Games reporting unit.
Management performs its annual forecasting process, which, among other factors, includes reviewing recent historical results, company-specific variables and industry trends. This process is generally completed in the fourth quarter and considered in conjunction with the annual goodwill impairment evaluation.
The annual evaluation of goodwill requires the use of estimates about future operating results of each reporting unit to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations. The estimates of fair value require significant judgment and are based on assumptions we determined to be reasonable; however, that are unpredictable and inherently uncertain, including, estimates of future growth rates, operating margins, and assumptions about the overall economic climate as well as the competitive environment for our reporting units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated growth rates are not correct, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing, or earlier, if an indicator of an impairment is present prior to our next annual evaluation.
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

The changes in the carrying amount of goodwill are as follows (in thousands):

	Games	Cash Access Services	Kiosk Sales and Services	Central Credit Services	Compliance Sales and Services	Total
Goodwill
Balance, December 31, 2016	$449,041	$157,055	$5,745	$17,127	$11,578	$640,546
Foreign translation adjustment	—	43	—	—	—	43
Balance, December 31, 2017	$449,041	$157,098	$5,745	$17,127	$11,578	$640,589
Foreign translation adjustment	—	(52)	—	—	—	(52)
Balance, December 31, 2018	$449,041	$157,046	$5,745	$17,127	$11,578	$640,537
Other Intangible Assets
Other intangible assets consist of the following (in thousands):

		At December 31, 2018			At December 31, 2017
	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	4	$57,440	$12,178	$45,262	$57,231	$3,910	$53,321
Customer contracts	6	51,175	46,162	5,013	51,175	43,638	7,537
Customer relationships	8	231,100	84,619	146,481	231,100	63,653	167,447
Developed technology and software	2	277,243	190,886	86,357	249,064	158,919	90,145
Patents, trademarks and other	4	29,168	24,884	4,284	29,046	23,185	5,861
Total		$646,126	$358,729	$287,397	$617,616	$293,305	$324,311
 Amortization expense related to other intangible assets totaled approximately $65.2 million, $69.5 million, and $94.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. We capitalized $33.3 million, $29.4 million, and $24.2 million of internal software development costs for the years ended December 31, 2018, 2017, and 2016, respectively.
On a quarterly basis, we evaluate our other intangible assets for potential impairment as part of our quarterly review process. There was no material impairment identified for any of our other intangible assets for the years ended December 31, 2018, 2017, and 2016.
The anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in thousands):

Anticipated amortization expense	Amount
2019	$64,380
2020	52,168
2021	41,440
2022	33,473
2023	20,241
Thereafter	50,316
Total(1)	$262,018

(1)	For the year ended December 31, 2018, the Company had $25.4 million in other intangible assets which had not yet been placed into service.
We enter into placement fee agreements to secure a long-term revenue share percentage and a fixed number of player terminal placements in a gaming facility. The funding under placement fee agreements is not reimbursed. In return for the fees under these agreements, each facility dedicates a percentage of its floor space, or an agreed upon unit count, for the placement of our electronic gaming machines (“EGMs”) over the term of the agreement, generally from 12 to 83 months, and we receive a fixed percentage or flat fee of those machines’ hold per day. Certain of the agreements contain EGM performance standards that could allow the respective facility to reduce a portion of our guaranteed floor space.
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
In July 2017, we entered into a placement fee agreement with a customer for certain of its locations for approximately $49.1 million, net of $10.1 million of unamortized fees related to superseded contracts. We paid approximately $22.7 million and $13.3 million in placement fees to this customer for the years ended December 31, 2018 and 2017, respectively. The payments made in 2018 included approximately $2.1 million of imputed interest.
11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (amounts in thousands):

	At December 31,
	2018	2017
Accounts payable and accrued expenses
Trade accounts payable	$70,796	$59,435
Placement fees(1)	16,746	22,328
Payroll and related expenses	15,055	14,178
Deferred and unearned revenues	12,887	10,450
Other	6,303	11,303
Cash access processing and related expenses	4,160	8,932
Accrued taxes	1,917	2,112
Accrued interest	1,374	5,766
Total accounts payable and accrued expenses	$129,238	$134,504

(1)
The total outstanding balance of the placement fee liability was approximately $16.7 million and $39.1 million as of December 31, 2018 and 2017, respectively. The placement fee liability was considered current portion due to the remaining obligation being due within twelve months of December 31, 2018. The remaining non-current placement fees of approximately $16.8 million as of December 31, 2017 were included in other accrued expenses and liabilities in our Balance Sheets.

12. LONG-TERM DEBT
The following table summarizes our indebtedness (in thousands):

	At December 31,
	2018	2017
Long-term debt
Senior secured term loan	$807,700	$815,900
Senior unsecured notes	375,000	375,000
Total debt	1,182,700	1,190,900
Debt issuance costs and discount	(19,484)	(23,057)
Total debt after debt issuance costs and discount	1,163,216	1,167,843
Current portion of long-term debt	(8,200)	(8,200)
Long-term debt, less current portion	$1,155,016	$1,159,643
Refinancings
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
On November 13, 2017 (the “Repricing Closing Date”), we entered into an amendment to the New Credit Agreement (the “First Amendment”) which, among other things, reduced the interest rate on the approximately $818.0 million then-outstanding balance of the New Term Loan Facility; however, it did not change the maturity dates for the New Term Loan Facility or the New Revolving Credit Facility or the financial covenants or other debt repayments terms set forth in the New Credit Agreement. We incurred approximately $3.0 million of debt issuance costs and fees associated with the repricing of the New Term Loan Facility.
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
Voluntary prepayments of the term loan and the revolving loans and voluntary reductions in the unused commitments are permitted in whole, or in part, in minimum amounts as set forth in the New Credit Agreement governing the New Credit Facilities, with prior notice, however, without premium or penalty, except that certain refinancings of the term loans within six months after the Repricing Closing Date will be subject to a prepayment premium of 1.00% of the principal amount repaid.
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
The New Credit Agreement governing the New Credit Facilities contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The New Credit Agreement governing the New Credit Facilities also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio. At December 31, 2018, our consolidated secured leverage ratio was 3.28 to 1.00, with a maximum allowable ratio of 4.75 to 1.00. Our maximum consolidated secured leverage will be reduced to 4.50 to 1.00 as of December 31, 2019, 4.25 to 1.00 as of December 31, 2020, and 4.00 to 1.00 as of December 31, 2021 and each December 31 thereafter.
We were in compliance with the covenants and terms of the New Credit Facilities as of December 31, 2018.
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

For the year ended December 31, 2018, the New Term Loan Facility had an applicable weighted average interest rate of 5.17%.
At December 31, 2018, we had approximately $807.7 million of borrowings outstanding under the New Term Loan Facility and no borrowings outstanding under the New Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the New Revolving Credit Facility as of December 31, 2018.
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
We were in compliance with the terms of the 2017 Unsecured Notes as of December 31, 2018.

Principal Repayments
The maturities of our borrowings at December 31, 2018 are as follows (in thousands):

Amount
Maturities of borrowings
2019	$8,200
2020	8,200
2021	8,200
2022	8,200
2023	8,200
Thereafter	1,141,700
Total	$1,182,700
13. COMMITMENTS AND CONTINGENCIES
Placement Fee Arrangements
In July 2017, we extended the term of our then-existing placement fee agreement to 6 years and 11 months with our largest customer in Oklahoma. Under the terms of the agreement, we will pay approximately $5.6 million per quarter in placement fees, inclusive of imputed interest, beginning in January 2018 and ending in July 2019. We paid approximately $22.7 million and $13.3 million in placement fees to this customer for the years ended December 31, 2018 and 2017, respectively. The payments made in 2018 included approximately $2.1 million of imputed interest.
Lease Obligations
We lease office facilities and operating equipment under cancelable and non-cancelable agreements. Total rent expense was approximately $7.8 million, $6.8 million, and $6.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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
As of December 31, 2018, the minimum aggregate rental commitment under all non‑cancelable operating leases were as follows (in thousands):

Amount
Minimum aggregate rental commitments
2019	$5,570
2020	5,680
2021	4,598
2022	2,799
2023	1,074
Thereafter	—
Total	$19,721
Litigation Claims and Assessments
We are subject to claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity, or results of operations.

14. SHAREHOLDERS’ EQUITY
Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2018 and 2017, we had no shares of preferred stock outstanding.
Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of December 31, 2018 and 2017, we had 95,099,532 and 93,119,988 shares of common stock issued, respectively.
Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 17,552 and 15,457 shares of common stock at an aggregate purchase price of $0.1 million for the years ended December 31, 2018 and 2017 to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.
15. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	At December 31,
	2018	2017	2016
Weighted average shares
Weighted average number of common shares outstanding - basic	69,464	66,816	66,050
Potential dilution from equity awards(1)	4,332	—	—
Weighted average number of common shares outstanding - diluted(1)	73,796	66,816	66,050

(1)
The potential dilution excludes the weighted average effect of equity awards to purchase approximately 7.5 million shares of common stock for the year ended December 31, 2018, as the application of the treasury stock method, as required, makes them anti-dilutive. The Company was in a net loss position for the years ended December 31, 2017 and 2016; therefore, no potential dilution from the application of the treasury stock method was applicable. Equity awards to purchase approximately 16.0 million and 15.7 million shares of common stock for the years ended December 31, 2017 and 2016, respectively, were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

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
A summary of award activity is as follows (in thousands):

	Stock Options Granted	Restricted Stock Awards Granted	Restricted Stock Units Granted
Outstanding, December 31, 2017	19,131	74	—
Granted	20	—	1,877
Exercised options or vested shares	(1,980)	(66)	—
Cancelled or forfeited	(1,497)	—	(80)
Outstanding, December 31, 2018	15,674	8	1,797
There were approximately 3.6 million awards of our common stock available for future equity grants, both under the Amended and Restated 2014 Plan and the 2012 Plan as of December 31, 2018.
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
There were no market-based option awards granted during the year ended December 31, 2018.
The fair values of our standard time-based options were determined as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	3%	2%	1%
Expected life of options (in years)	6	6	5
Expected volatility	53%	54%	51%
Expected dividend yield	—	—	—
The fair values of our market-based options were determined as of the date of grant using a lattice-based option valuation model with the following assumptions:

	Year Ended December 31,
	2017	2016
Risk-free interest rate	3%	2%
Measurement period (in years)	10	10
Expected volatility	70%	68%
Expected dividend yield	—	—

The following table presents the options activity:

	Number of Options (in thousands)	Weighted Average Exercise Price (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	19,131	$5.34	6.4	$45,887
Granted	20	7.88
Exercised	(1,980)	4.84
Canceled or forfeited	(1,497)	5.51
Outstanding, December 31, 2018	15,674	$5.39	6.0	$17,733
Vested and expected to vest, December 31, 2018	14,947	$5.44	5.9	$16,559
Exercisable, December 31, 2018	9,728	$6.15	5.3	$7,284
The following table presents the options outstanding and exercisable by price range:

		Options Outstanding			Options Exercisable
		Number Outstanding	Weighted Average Remaining Contract	Weighted Average Exercise	Number Exercisable	Weighted Average Exercise
Range of Exercise Prices		(in thousands)	Life (Years)	Prices	(in thousands)	Price
$1.46	$2.40	2,630	7.3	$1.54	1,110	$1.55
2.70	2.78	565	7.1	2.77	515	2.77
3.29	3.29	3,326	8.2	3.29	741	3.29
3.41	7.05	2,611	4.1	5.81	2,545	5.79
7.09	7.61	929	5.5	7.34	810	7.32
7.74	9.74	5,613	4.9	8.19	4,007	8.36
		15,674			9,728
There were 20,000, 4.3 million, and 4.4 million options granted for the years ended December 31, 2018, 2017, and 2016, respectively. The weighted average grant date fair value per share of the options granted was $4.15, $1.98, and $0.83 for the years ended December 31, 2018, 2017, and 2016, respectively. The total intrinsic value of options exercised was $6.5 million and $5.3 million for the years ended December 31, 2018 and 2017. There were no options exercised in 2016.
There was approximately $3.4 million in unrecognized compensation expense related to options expected to vest as of December 31, 2018. This cost was expected to be recognized on a straight‑line basis over a weighted average period of 2.8 years. We recorded approximately $5.1 million in non‑cash compensation expense related to options granted that were expected to vest as of December 31, 2018. We received approximately $9.6 million in cash proceeds from the exercise of options during 2018.
There was approximately $7.9 million and $11.7 million in unrecognized compensation expense related to options expected to vest as of December 31, 2017 and 2016, respectively. This cost was expected to be recognized on a straight-line basis over a weighted average period of 3.5 years and 2.1 years for the years ended December 31, 2017 and 2016, respectively. We recorded approximately $6.0 million and $6.3 million in non‑cash compensation expense related to options granted that were expected to vest as of December 31, 2017 and 2016, respectively. We received approximately $10.9 million in cash proceeds from the exercise of options during 2017 and there was no exercise of options during 2016, as no exercises occurred during the period.

Restricted Stock Awards
The following is a summary of non‑vested share awards for our time‑based restricted shares:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per Share)
Outstanding, December 31, 2017	74	$7.00
Granted	—	—
Vested	(66)	7.04
Forfeited	—	—
Outstanding, December 31, 2018	8	$6.66
There were no shares of restricted stock granted for the year ended December 31, 2018. The total fair value of restricted stock vested was approximately $0.5 million for the year ended December 31, 2018. There was $31,952 in unrecognized compensation expense related to shares of restricted stock expected to vest as of December 31, 2018, which was expected to be recognized on a straight‑line basis over a weighted average period of 0.3 years. There were 65,501 shares of restricted stock that vested during 2018, and we recorded approximately $0.4 million in non-cash compensation expense related to the restricted stock granted that was expected to vest during 2018.
There were 50,000 shares of restricted stock granted for the year ended December 31, 2017 and no shares of restricted stock granted for the year ended December 31, 2016. The total fair value of restricted stock vested was approximately $0.4 million and approximately $0.2 million for the years ended December 31, 2017 and 2016, respectively. There was approximately $0.5 million and approximately $1.0 million in unrecognized compensation expense related to shares of time‑based restricted awards expected to vest as of December 31, 2017 and 2016, respectively, and is expected to be recognized on a straight‑line basis over a weighted average period of 1.1 years and 1.7 years, respectively. There were 56,578 shares and 74,919 shares of restricted stock that vested during 2017 and 2016, respectively, and we recorded approximately $0.4 million and approximately $0.5 million in non‑cash compensation expense related to the restricted stock granted that was expected to vest during 2017 and 2016, respectively.
Restricted Stock Units
The following is a summary of non-vested RSU awards:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2017	—	$—
Granted	1,877	7.49
Exercised	—	—
Canceled or forfeited	(80)	7.46
Outstanding, December 31, 2018	1,797	$7.49	2.0	$9,254
Vested and expected to vest, December 31, 2018	1,219	$7.49	1.8	$6,278
The time-based RSUs granted during 2018 vest at a rate of 25% per year on each of the first four anniversaries of the grant dates.
The performance-based RSUs granted during 2018 will be evaluated by our Compensation Committee of our Board of Directors after a performance period, beginning on the date of grant through December 31, 2020, based on certain revenue and Adjusted EBITDA growth rate metrics, with achievement of each measure to be determined independently of one another. If the performance criteria of the metrics are approved, the eligible awards will become vested on the third anniversary of the grant dates.
The time-based RSUs granted during the first quarter of 2018 to independent members of our Board of Directors vest in equal installments on each of the first three anniversary dates of the grant date and settle on the earliest of the following events: (i) March 7, 2028; (ii) death; (iii) the occurrence of a Change in Control (as defined in the Amended and Restated 2014 Plan), subject to qualifying conditions; or (iv) the date that is six months following the separation from service, subject to qualifying conditions.

There were approximately 1.9 million shares of RSU awards granted for the year ended December 31, 2018 and no RSUs granted for the years ended December 31, 2017 and 2016. There were zero RSUs that vested during the years ended December 31, 2018, 2017 and 2016.
There was approximately $6.7 million in unrecognized compensation expense related to RSU awards expected to vest as of December 31, 2018. This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.0 years. We recorded approximately $1.8 million in non-cash compensation expense related to RSU awards for the year ended December 31, 2018.
17. INCOME TAXES
The following presents consolidated loss before tax for domestic and foreign operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Consolidated income (loss) before tax
Domestic	$1,227	$(73,445)	$(225,538)
Foreign	1,419	1,378	7,755
Total	$2,646	$(72,067)	$(217,783)
The income tax (benefit) provision attributable to loss from operations before tax consists of the following components (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income tax (benefit) provision
Domestic	$(10,166)	$(20,507)	$30,400
Foreign	456	343	1,296
Total income tax (benefit) provision	$(9,710)	$(20,164)	$31,696
Income tax (benefit) provision
Current	$633	$461	$1,756
Deferred	(10,343)	(20,625)	29,940
Total income tax (benefit) provision	$(9,710)	$(20,164)	$31,696
A reconciliation of the federal statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Income tax reconciliation
Federal statutory rate	21.0%	35.0%	35.0%
Foreign provision	6.8%	0.3%	0.5%
State/province income tax	12.4%	2.4%	0.8%
Non-deductible compensation cost	(7.7)%	(2.0)%	(0.5)%
Adjustment to carrying value(1)	6.2%	31.2%	0.2%
Research credit	(76.3)%	1.9%	0.2%
Valuation allowance	(344.9)%	(39.6)%	(27.4)%
Goodwill impairment	—%	—%	(23.5)%
Global intangible low-taxed income	9.1%	—%	—%
Non-deductible expenses - other	7.2%	(0.5)%	(0.1)%
Other	(0.8)%	(0.7)%	0.2%
Effective tax rate	(367.0)%	28.0%	(14.6)%

(1)	The adjustment to carrying value in 2017 is due primarily to the federal tax rate change in the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”).
The major tax‑effected components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Deferred income tax assets related to:
Net operating losses	$97,190	$87,250	$98,664
Stock compensation expense	7,264	6,601	11,559
Accounts receivable allowances	1,582	1,117	1,745
Accrued and prepaid expenses	3,639	3,953	6,276
Long-term debt	—	—	493
Other	1,319	479	1,399
Tax credits	9,244	6,822	6,394
Interest Limitation	2,738	—	—
Valuation allowance	(53,156)	(63,303)	(61,012)
Total deferred income tax assets	$69,820	$42,919	$65,518
Deferred income tax liabilities related to:
Property, equipment and leased assets	$3,855	$3,129	$13,216
Intangibles	89,865	73,597	106,307
Long-term debt	3,614	3,292	—
Other	353	1,108	3,606
Total deferred income tax liabilities	$97,687	$81,126	$123,129
Deferred income taxes, net	$(27,867)	$(38,207)	$(57,611)
The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act made significant changes to the federal tax law, including a reduction in the federal income tax rate from 35% to 21% effective January 1, 2018, stricter limits on deduction of interest, an 80% taxable income limitation on the use of post-2017 net operating loss (“NOL”), and a one-time transition tax on previously deferred earnings of certain foreign subsidiaries. As a result of our initial analysis of the 2017 Tax Act and existing implementation guidance, we remeasured our deferred tax assets and liabilities, which resulted in a $22.5 million reduction in our income tax expense in 2017. We computed our transition tax liability of $1.3 million due to the 2017 Tax Act, net of associated foreign tax credits, which was completely offset by additional foreign tax credits carried forward. Any remaining foreign tax credits not utilized by the transition tax were fully offset by a valuation allowance.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provided guidance on accounting for the tax effects of the 2017 Tax Act. In accordance with the SAB 118 guidance, some of the income tax effects recorded in 2017 and through December 22, 2018 were provisional, including the one-time transition tax, the effect on our valuation allowance including the stricter limits on interest deductions, the GILTI provisions of the 2017 Tax Act, and the remeasurement of our deferred tax assets and liabilities. During 2018, we recognized insignificant adjustments to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense from continuing operations.
Unrepatriated earnings were approximately $19.7 million as of December 31, 2018. Almost all of these earnings are considered permanently reinvested, as it is management’s intention to reinvest foreign earnings in foreign operations. We project sufficient cash flow, or borrowings available under our New Credit Facilities in the U.S.; therefore, we do not need to repatriate our foreign earnings to finance U.S. operations at this time. Due to the 2017 Tax Act, there is no U.S. federal tax on cash repatriation from foreign subsidiaries, however, it could be subject to foreign withholding tax and U.S. state income taxes.
The 2017 Tax Act subjects a U.S. corporation to current tax on the GILTI earned by certain foreign subsidiaries and a base erosion anti-avoidance tax (“BEAT”). Our foreign subsidiaries’ earnings for the year-ended December 31, 2018 have been subject to U.S. federal income tax via the newly enacted GILTI provision. We have elected to recognize the taxes on GILTI and BEAT as a period expense in the period the taxes are incurred.

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
We evaluated negative evidence noting that we reported cumulative net losses for the three-year periods ended as of December 31, 2016, 2017, and 2018. Pursuant to accounting guidance, a cumulative loss in recent years is a significant piece of negative evidence that must be considered and is difficult to overcome without sufficient objectively verifiable, positive evidence. As such, certain aspects of our historical results were included in our forecasted taxable income. Although our forecast of future taxable income was a positive indicator, since this form of evidence was not objectively verifiable, its weight was not sufficient to overcome the negative evidence. However, based on our current year activity and the changes in the 2017 Tax Act, we decreased our valuation allowance for deferred tax assets by $10.1 million during 2018. The decrease in our valuation allowance is primarily due to the net operating loss during the year and the interest deduction limitation (deferred tax assets) which can be offset against our indefinite lived deferred tax liabilities. The ultimate realization of deferred tax assets depends on having sufficient taxable income in the future years when the tax deductions associated with the deferred tax assets become deductible. The establishment of a valuation allowance does not impact cash, nor does it preclude us from using our tax credits, loss carry-forwards and other deferred tax assets in the future.
The following is a tabular reconciliation of the total amounts of deferred tax asset valuation allowance (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$63,303	$61,012	$1,442
Charged to provision for income taxes	(9,125)	(2,263)	59,570
Other(1)	(1,022)	4,554	—
Balance at end of period	$53,156	$63,303	$61,012

(1) For 2017, the amount was recorded as a result of our adoption of ASU No. 2016-09 effective January 1, 2017. For 2018, the amount was recorded as a result of our adoption of ASC 606 effective January 1, 2018.
We had $395.2 million, or $83.0 million, tax effected, of accumulated federal net operating losses as of December 31, 2018. The net operating losses can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2022 (for losses incurred before 2018). Losses incurred in 2018 of approximately $38.9 million, or $8.2 million, tax effected, can be carried forward indefinitely to offset taxable income. We had $8.5 million, tax effected, of federal research and development credit carry- forwards and $0.5 million, tax effected, of foreign tax credit carry-forwards as of December 31, 2018. The research and development credits are limited to a 20 years carry-forward period and will expire starting in 2029. The foreign tax credits can be carried forward 10 years and will expire in 2020, if not utilized. Our $0.3 million balance of alternative minimum tax credits at December 31, 2018 will be refunded over the next four years in accordance with the 2017 Tax Act. We also have a receivable for $0.6 million related to alternative minimum tax credits for which a refund was requested on our December 31, 2017 federal tax return. As of December 31, 2018, $46.6 million of our valuation allowance relates to federal net operating loss carry-forwards and credits that we estimate are not more likely than not to be realized.
We had tax effected state net operating loss carry-forwards of approximately $14.1 million as of December 31, 2018. The state net operating loss carry-forwards will expire between 2019 and 2039. The determination and utilization of these state net operating loss carry-forwards are dependent upon apportionment percentages and other respective state laws, which can change from year to year. As of December 31, 2018, $6.5 million of our valuation allowance relates to certain state net operating loss carry-forwards that we estimate are not more likely than not to be realized. The remaining valuation allowance of $0.1 million relates to foreign net operating losses.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefit
Unrecognized tax benefit at the beginning of the period	$937	$834	$729
Gross increases - tax positions in prior period	125	103	105
Unrecognized tax benefit at the end of the period	$1,062	$937	$834
We have analyzed filing positions in all of the federal, state, and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of December 31, 2018, the Company recorded $1.1 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. The Company has not accrued any penalties and interest for its unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate any other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Income (Loss).
We are subject to taxation in the U.S. and various states and foreign jurisdictions. We have a number of federal and state income tax years still open for examination as a result of our net operating loss carry-forwards. Accordingly, we are subject to examination for both U.S. federal and some of the state tax returns for the years 2004 to present. For the remaining state, local and foreign jurisdictions, with some exceptions, we are no longer subject to examination by tax authorities for years before 2015.
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
We have reported our financial performance based on our segments in both the current and prior periods. Our CODM determined that our operating segments for conducting business are: (a) Games; and (b) FinTech:

•
The Games segment provides solutions directly to gaming establishments to offer their patrons gaming entertainment- related experiences including: leased gaming equipment; sales and maintenance-related services of gaming equipment; gaming systems; interactive solutions; and ancillary products and services.

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
The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. Since we adopted ASC 606 utilizing the modified retrospective method, the prior year comparative amounts shown in the tables below have not been restated. Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” and “Note 3 — Adoption of ASC 606, Revenue from Contracts with Customers” for more information.

The following tables present segment information (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Games
Revenue
Gaming operations	$168,146	$148,654	$152,514
Gaming equipment and systems	87,038	70,118	56,277
Gaming other	3,794	4,005	4,462
Total revenues	$258,978	$222,777	$213,253

Costs and expenses
Cost of revenues(1)
Gaming operations	17,603	15,741	15,265
Gaming equipment and systems	47,121	35,707	31,602
Gaming other	3,285	3,247	3,441
Total cost of revenues	68,009	54,695	50,308

Operating expenses	57,244	42,780	42,561
Research and development	20,497	18,862	19,356
Goodwill impairment	—	—	146,299
Depreciation	55,058	40,428	41,582
Amortization	55,099	57,060	79,390
Total costs and expenses	255,907	213,825	379,496
Operating income (loss)	$3,071	$8,952	$(166,243)
(1) Exclusive of depreciation and amortization.

	For the Year Ended December 31,
	2018	2017	2016
FinTech
Revenues
Cash access services	$156,806	$707,222	$601,874
Equipment	20,977	13,258	14,995
Information services and other	32,754	31,691	29,334
Total revenues	$210,537	$752,171	$646,203

Costs and expenses
Cost of revenues(1)
Cash access services	9,717	572,880	485,061
Equipment	12,601	7,717	9,889
Information services and other	4,110	3,253	3,756
Cost of revenues	26,428	583,850	498,706

Operating expenses	85,054	76,155	76,148
Depreciation	6,167	6,854	8,413
Amortization	10,146	12,445	15,248
Total costs and expenses	127,795	679,304	598,515
Operating income	$82,742	$72,867	$47,688
(1) Exclusive of depreciation and amortization.

	For the Year Ended December 31,
	2018	2017	2016
Total Games and FinTech
Total revenues	$469,515	$974,948	$859,456
Costs and expenses
Cost of revenues(1)	94,437	638,545	549,014
Operating expenses	142,298	118,935	118,709
Research and development	20,497	18,862	19,356
Goodwill impairment	—	—	146,299
Depreciation	61,225	47,282	49,995
Amortization	65,245	69,505	94,638
Total costs and expenses	383,702	893,129	978,011
Operating income (loss)	$85,813	$81,819	$(118,555)
(1) Exclusive of depreciation and amortization.

	At December 31,
	2018	2017
Total assets
Games	$912,849	$925,186
FinTech	635,412	611,888
Total assets	$1,548,261	$1,537,074
Major customers. For the years ended December 31, 2018, 2017, and 2016, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 22%, 31%, and 31% of our total revenue in 2018, 2017, and 2016, respectively.

19. SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The unaudited selected quarterly results of operations are as follows (in thousands, except for per share amounts)*. Since we adopted ASC 606 utilizing the modified retrospective method, the prior year comparative amounts shown in the table below have not been restated.

	Quarter
	First	Second	Third	Fourth	Year
2018
Revenues	$111,001	$118,682	$120,330	$119,502	$469,515
Operating income	24,491	22,597	21,510	17,215	85,813
Net income	4,609	1,475	2,069	4,203	12,356
Basic earnings per share	$0.07	$0.02	$0.03	$0.06	$0.18
Diluted earnings per share	$0.06	$0.02	$0.03	$0.06	$0.17
Weighted average common shares outstanding
Basic	68,686	69,203	69,750	70,196	69,464
Diluted	73,285	73,440	74,594	74,024	73,796
2017
Revenues	$237,537	$242,230	$247,322	$247,859	$974,948
Operating income (loss)	22,603	21,292	19,795	18,129	81,819
Net loss	(3,508)	(19,057)	(4,289)	(25,049)	(51,903)
Basic loss per share	$(0.05)	$(0.29)	$(0.06)	$(0.37)	$(0.78)
Diluted loss per share	$(0.05)	$(0.29)	$(0.06)	$(0.37)	$(0.78)
Weighted average common shares outstanding
Basic	66,090	66,350	66,897	67,755	66,816
Diluted	66,090	66,350	66,897	67,755	66,816

*	Rounding may cause variances.
20. SUBSEQUENT EVENTS
On March 8, 2019, we entered into an agreement to acquire certain assets from a privately held company that develops and distributes hardware and software applications to gaming operators to enhance gaming patron loyalty. This acquisition includes existing contracts with gaming operators, technology and intellectual property that allow us to provide gaming operators a self-service enrollment and loyalty card printing kiosk, a mobile application to offer a gaming operator's patrons additional flexibility in accessing casino promotions, and a marketing platform that manages and delivers a gaming operator’s marketing programs through these patron interfaces. This acquisition will expand our financial technology solutions offerings within our FinTech segment. Under the terms of the asset purchase agreement, we paid the seller $20 million at the closing of the transaction and will pay an additional $10 million one year following after closing and another $10 million two years following after the date of closing. In addition, we expect that an additional $10 million in contingent consideration will be earned by the seller based upon the achievement of certain revenue targets over the first two years post-closing. We expect the total purchase price for this acquisition, inclusive of the contingent consideration, to be approximately $50 million. We have not completed the purchase price accounting analysis, however, we do not expect that the acquisition will have a material impact on our results of operations or financial condition.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the reporting period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report on Form 10-K, the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report of Internal Control over Financial Reporting
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2018, utilizing the criteria described in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2018.
Our independent registered public accounting firm, BDO USA, LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in the firm’s attestation report, which is included within Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Everi Holdings Inc. and subsidiaries
Las Vegas, Nevada
Opinion on Internal Control over Financial Reporting
We have audited Everi Holdings Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 12, 2019 expressed an unqualified opinion thereon.
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
March 12, 2019

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information regarding our directors, executive officers, and certain corporate governance related matters contained under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Board and Corporate Governance Matters” in the Company’s definitive proxy statement to be filed with the SEC in connection with our 2019 annual meeting of stockholders (the “2019 Proxy Statement”) is incorporated herein by reference.
Item 11.  Executive Compensation.
The information regarding director compensation and executive officer compensation contained under the headings “Board and Corporate Governance Matters – 2018 Director Compensation” and “Executive Compensation,” respectively, in the 2019 Proxy Statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding share ownership contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2019 Proxy Statement is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information regarding director independence and related party transactions under the headings “Board and Corporate Governance Matters – Director Independence” and “Transactions with Related Persons,” respectively, in the 2019 Proxy Statement is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services.
The information regarding audit fees, audit-related fees, tax fees, all other fees, and the Audit Committee’s policies and procedures on pre-approval of audit and permissible non-audit services of independent auditors contained under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2019 Proxy Statement is incorporated herein by reference.

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

3.1
Amended and Restated Certificate of Incorporation of Holdings (incorporated by reference to Exhibit 3.1 of Amendment No.1 Holdings’ Registration Statement on Form S-1 (Registration No. 333-123514) filed with the SEC on May 26, 2005).

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

4.1
Indenture (and Form of 7.50% Senior Note due 2025 attached as Exhibit A thereto), dated as of December 5, 2017, by and among Everi Payments, Everi Holdings, certain of its wholly owned subsidiaries, as guarantors, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of Holdings’ Current Report on Form 8-K filed with the SEC on December 5, 2017).

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

10.3
Guaranty, dated May 9, 2017, by Everi Holdings, as a guarantor, and the subsidiary guarantors party thereto, in favor of the lenders party from time to time to the Credit Agreement and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.3 of Holdings’ Current Report on Form 8-K filed with the SEC on May 9, 2017).

Exhibit Number	Exhibit Description
10.4
First Amendment to Credit Agreement, dated November 13, 2017, among Everi Payments, Holdings, the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on November 13, 2017).

10.5
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

†10.7	Holdings 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K of Everi Payments filed with the SEC on March 10, 2005).

†10.8
Form of Stock Option Award for Performance Price Vesting under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.9
Form of Stock Option Award for Cliff Vesting under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.10
Form of Stock Option Award for Non-Employee Directors under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.11
Form of Stock Option Award for Executives under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.12
Form of Stock Option Award for Employees under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.13	Holdings Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Holdings’ Current Report on Form 8-K filed with the SEC on May 26, 2017).

†10.14
Form of Stock Option Agreement under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.15
Form of Stock Option Award (Performance-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.16
Form of Stock Option Award (Performance-Based) (Double-Trigger Acceleration) for Executives under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.17
Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.18
Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Executives under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.19
Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Employees under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.20	Holdings 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Holdings’ Current Report on Form S-8 filed with the SEC on March 16, 2015).

†10.21	Amendment to the Holdings 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to Holdings’ Current Report on Form S-8 filed with the SEC on March 16, 2015).

†10.22	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

Exhibit Number	Exhibit Description
†10.23
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

†10.29	Employment Agreement with Randy L. Taylor (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on August 5, 2014).

†10.30	Employment Agreement with Juliet A. Lim (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.34 of Holdings’ Annual Report on Form 10-K filed with the SEC on March 16, 2015).

†10.31
First Amendment to Employment Agreement with Juliet A. Lim (effective as of January 3, 2017) (incorporated by reference to Exhibit 10.45 of Holdings’ Annual Report on Form 10-K filed with the SEC on March 14, 2017).

†10.32	Employment Agreement with David Lucchese (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.2 of Holdings’ Current Report on Form 8-K filed with the SEC on August 5, 2014).

†10.33
First Amendment to Employment Agreement with David Lucchese (effective as of January 3, 2017) (incorporated by reference to Exhibit 10.47 of Holdings’ Annual Report on Form 10-K filed with the SEC on March 14, 2017).

†10.34	Employment Agreement with Edward A. Peters (effective January 15, 2015) (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on January 22, 2015).

†10.35
Amended and Restated Employment Agreement with Michael Rumbolz (effective May 5, 2017) (incorporated by reference to Exhibit 10.4 of Holdings’ Current Report on Form 8-K filed with the SEC on May 9, 2017).

†10.36
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

10.38
Transition and Resignation Agreement and General Release of All Claims with Juliet A. Lim dated October 25, 2017 (incorporated by reference to Exhibit 10.1 of Holdings’ Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).

10.39
Second Amendment to Credit Agreement, dated May 17, 2018, among Everi Payments, Holdings, the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Holdings’ Current Report on Form 8-K filed with the SEC on May 17, 2018).

†*10.40	First Amendment to Amended and Restated Employment Agreement with Michael Rumbolz (effective February 1, 2019).

†*10.41	Notice of Grant of Restricted Stock Units (Time-Based) under the 2014 Equity Incentive Plan for Michael Rumbolz (effective February 1, 2019).

Exhibit Number	Exhibit Description
†10.42	Employment Agreement with Dean A. Ehrlich (effective January 1, 2017) (incorporated by reference to Exhibit 10.1 of Holdings’ Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018).

†10.43
Form of Deferred Restricted Stock Units Agreement for Non-Employee Directors under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.44
Form of Notice of Grant of Deferred Restricted Stock Units for the Non-Employee Directors under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.45
Form of Deferred Restricted Stock Units Agreement for Non-Employee Directors under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.46
Form of Notice of Grant of Deferred Restricted Stock Units Agreement for Non-Employee Directors under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.47
Form of Restricted Stock Units Agreement under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.48
Form of Notice of Grant of Restricted Stock Units (Performance-Based) for Executives under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.49
Form of Notice of Grant of Restricted Stock Units (Time-Based) under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.50
Form of Notice of Grant of Restricted Stock Units (Time-Based) for Executives under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Management contracts or compensatory plans or arrangements.
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

Dated: March 12, 2019	EVERI HOLDINGS INC.

	By:	/s/ TODD A. VALLI
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

Signature	Title	Date

/s/ MICHAEL D. RUMBOLZ	President and Chief Executive Officer	March 12, 2019
Michael D. Rumbolz	(Principal Executive Officer) and Director

/s/ RANDY L. TAYLOR	Chief Financial Officer	March 12, 2019
Randy L. Taylor	(Principal Financial Officer)

/s/ TODD A. VALLI	Chief Accounting Officer	March 12, 2019
Todd A. Valli	(Principal Accounting Officer)

/s/ E. MILES KILBURN	Chairman of the Board and Director	March 12, 2019
E. Miles Kilburn

/s/ GEOFFREY P. JUDGE	Director	March 12, 2019
Geoffrey P. Judge

/s/ RONALD V. CONGEMI	Director	March 12, 2019
Ronald V. Congemi

/s/ EILEEN F. RANEY	Director	March 12, 2019
Eileen F. Raney

/s/ LINSTER W. FOX	Director	March 12, 2019
Linster W. Fox

/s/ MAUREEN T. MULLARKEY	Director	March 12, 2019
Maureen T. Mullarkey