Form 10-Q
period 2019-03-31
Everi Holdings Inc.
filed 2019-05-07
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

(800) 833-7110
(Registrant’s telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	EVRI	The New York Stock Exchange

As of May 1, 2019, there were 71,112,733 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except earnings per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues
Games revenues
Gaming operations	$44,286	$40,056
Gaming equipment and systems	23,087	20,154
Gaming other	54	7
Games total revenues	67,427	60,217

FinTech revenues
Cash access services	40,832	38,218
Equipment	7,028	4,419
Information services and other	8,488	8,147
FinTech total revenues	56,348	50,784

Total revenues	123,775	111,001

Costs and expenses
Games cost of revenues(1)
Gaming operations	4,124	4,182
Gaming equipment and systems	12,529	10,741
Gaming other	—	—
Games total cost of revenues	16,653	14,923

FinTech cost of revenues(1)
Cash access services	2,697	2,231
Equipment	4,330	2,514
Information services and other	958	1,216
FinTech total cost of revenues	7,985	5,961

Operating expenses	34,648	32,187
Research and development	7,531	4,311
Depreciation	14,789	12,825
Amortization	16,297	16,303
Total costs and expenses	97,903	86,510

Operating income	25,872	24,491

	Three Months Ended March 31,
	2019	2018
Other expenses
Interest expense, net of interest income	20,400	20,307
Total other expenses	20,400	20,307

Income before income tax	5,472	4,184

Income tax benefit	(388)	(425)
Net income	5,860	4,609
Foreign currency translation	504	323
Comprehensive income	$6,364	$4,932
Earnings per share
Basic	$0.08	$0.07
Diluted	$0.08	$0.06
Weighted average common shares outstanding
Basic	70,334	68,686
Diluted	75,256	73,285
(1) Exclusive of depreciation and amortization.
See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At March 31,	At December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$139,857	$297,532
Settlement receivables	259,288	82,359
Trade and other receivables, net of allowances for doubtful accounts of $6,281 and $6,425 at March 31, 2019 and December 31, 2018, respectively	72,333	64,387
Inventory	24,797	24,403
Prepaid expenses and other assets	22,293	20,259
Total current assets	518,568	488,940
Non-current assets
Property, equipment and leased assets, net	113,067	116,288
Goodwill	673,447	640,537
Other intangible assets, net	292,955	287,397
Other receivables	12,297	8,847
Other assets	21,670	6,252
Total non-current assets	1,113,436	1,059,321
Total assets	$1,632,004	$1,548,261

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Settlement liabilities	$354,402	$334,198
Accounts payable and accrued expenses	152,716	129,238
Current portion of long-term debt	8,200	8,200
Total current liabilities	515,318	471,636
Non-current liabilities
Deferred tax liability	27,354	27,867
Long-term debt, less current portion	1,153,807	1,155,016
Other accrued expenses and liabilities	31,327	2,637
Total non-current liabilities	1,212,488	1,185,520
Total liabilities	1,727,806	1,657,156
Commitments and contingencies (Note 13)
Stockholders’ deficit
Common stock, $0.001 par value, 500,000 shares authorized and 95,966 and 95,100 shares issued at March 31, 2019 and December 31, 2018, respectively	96	95
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	305,672	298,929
Accumulated deficit	(223,597)	(229,457)
Accumulated other comprehensive loss	(1,494)	(1,998)
Treasury stock, at cost, 24,902 and 24,900 shares at March 31, 2019 and December 31, 2018, respectively	(176,479)	(176,464)
Total stockholders’ deficit	(95,802)	(108,895)
Total liabilities and stockholders’ deficit	$1,632,004	$1,548,261

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$5,860	$4,609
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	14,789	12,825
Amortization	16,297	16,303
Amortization of financing costs and discounts	890	905
Loss (gain) on sale or disposal of assets	513	(13)
Accretion of contract rights	2,122	2,057
Provision for bad debts	2,864	2,182
Deferred income taxes	(513)	(561)
Reserve for obsolescence	441	305
Stock-based compensation	1,773	2,350
Changes in operating assets and liabilities:
Settlement receivables	(175,748)	73,571
Trade and other receivables	(12,385)	(9,715)
Inventory	57	(1,157)
Other assets	(16,756)	1,251
Settlement liabilities	19,931	(74,617)
Other liabilities	27,677	2,456
Net cash (used in) provided by operating activities	(112,188)	32,751
Cash flows from investing activities
Capital expenditures	(22,194)	(26,339)
Acquisition	(20,000)	—
Proceeds from sale of fixed assets	33	72
Placement fee agreements	(5,329)	(4,643)
Net cash used in investing activities	(47,490)	(30,910)
Cash flows from financing activities
Repayments of credit facilities	(2,050)	(2,050)
Proceeds from exercise of stock options	4,686	4,088
Purchase of treasury stock	(15)	(38)
Net cash provided by financing activities	2,621	2,000
Effect of exchange rates on cash	(343)	147
Cash, cash equivalents and restricted cash
Net (decrease) increase for the period	(157,400)	3,988
Balance, beginning of the period	299,181	129,604
Balance, end of the period	$141,781	$133,592

See notes to unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2019	2018
Supplemental cash disclosures
Cash paid for interest	$12,470	$15,206
Cash paid for income tax, net of refunds	92	66
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$3,209	$4,145
Accrued and unpaid placement fees added during the year	—	363
Transfer of leased gaming equipment to inventory	4,673	1,897
Operating lease ROU assets obtained in exchange for lease obligations	15,132	—
Fair value of assets acquired	50,240	—
Cash paid	20,000	—
Accrued and unpaid liability for loyalty acquisition	27,556	—
Liabilities assumed	2,684	—

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock— Series A		Additional	Retained Earnings	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Treasury Stock	Deficit

Balance, January 1, 2018	93,120	$93	$282,070	$(246,202)	$(253)	$(176,341)	$(140,633)
Net income	—	—	—	4,609	—	—	4,609
Cumulative adjustment related to adoption of ASC 606	—	—	—	4,389	—	—	4,389
Foreign currency translation	—	—	—	—	324	—	324
Stock-based compensation expense	—	—	2,350	—	—	—	2,350
Exercise of options	712	1	4,298	—	—	—	4,299
Restricted share vesting withholdings	—	—	—	—	—	(38)	(38)
Balance, March 31, 2018	93,832	$94	$288,718	$(237,204)	$71	$(176,379)	$(124,700)

Balance, January 1, 2019	95,100	$95	$298,929	$(229,457)	$(1,998)	$(176,464)	$(108,895)
Net income	—	—	—	5,860	—	—	5,860
Foreign currency translation	—	—	—	—	504	—	504
Stock-based compensation expense	—	—	1,773	—	—	—	1,773
Exercise of options	864	1	4,970	—	—	—	4,971
Restricted share vesting and withholding	2	—	—	—	—	(15)	(15)
Balance, March 31, 2019	95,966	$96	$305,672	$(223,597)	$(1,494)	$(176,479)	$(95,802)

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In this filing, we refer to: (a) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements,” (b) our Unaudited Condensed Consolidated Statements of Income and Comprehensive Income as our “Statements of Income,” and (c) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets.”

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
Everi is a leading supplier of technology solutions for the casino gaming industry. We provide casino operators with a diverse portfolio of products, including innovative gaming machines that power the casino floor, and casino operational and management systems that include comprehensive, end-to-end financial technology solutions, critical intelligence offerings, and gaming operations efficiency technology. Everi also provides tier one land-based game content to online social and real-money markets via its Remote Game Server and operates social play for fun casinos.
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
Everi Games provides gaming operators products and services, including: (a) gaming machines primarily comprised of Class II and Class III slot machines placed under participation or fixed fee lease arrangements or sold to casino customers, including TournEvent® terminals that allow operators to switch from in-revenue gaming to out-of-revenue tournaments; (b) system software, licenses, and ancillary equipment; and (c) business-to-consumer and business-to-business interactive activities. In addition, Everi Games develops and manages the central determinant system for the video lottery terminals (“VLTs”) installed in the State of New York, and it also provides similar technology in certain tribal jurisdictions.
Everi FinTech provides gaming operators cash access and related products and services, including: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card cash access transactions, and check verification and warranty services; (b) equipment that provides cash access and efficiency-related services; (c) self-service enrollment and loyalty card printing equipment; (d) products and services that improve credit decision making, automate cashier operations, and enhance patron marketing activities for gaming establishments; (e) compliance, audit, and data solutions; and (f) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Other than the adoption of the Financial Accounting Standard Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02 (“Leases”) and all subsequent amendments (collectively, Accounting Standards Codification 842, or ASC 842), there have been no changes to our basis of presentation and significant accounting policies since the most recent filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Revenue Recognition
Overview
We evaluate the recognition of revenue based on the criteria set forth in ASC 606 (“Revenue from Contracts with Customers”) and ASC 842, as appropriate. We recognize revenue upon transferring control of goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We enter into contracts with customers that include various performance obligations consisting of goods, services, or combinations of goods and services. Timing of the transfer of control varies based on the nature of the contract. We recognize revenue net of any sales and other taxes collected from customers, which are subsequently remitted to governmental authorities and are not included in revenues or operating expenses. We measure revenue based on the consideration specified in a contract with a customer and adjusted, as necessary.
We evaluate the composition of our revenues to ensure compliance with SEC Regulation S-X Section 210.5-3, which requires us to separately present certain categories of revenues that exceed the quantitative threshold on our Statements of Income.
Significant Judgments
We apply judgments or estimates to determine the performance obligations and the Stand-Alone Selling Price (“SSP”) of each identified performance obligation. The establishment of SSP requires judgment as to whether there is a sufficient quantity of items sold or renewed on a stand-alone basis and those prices demonstrate an appropriate level of concentration to conclude that a SSP exists. The SSP of our goods and services are generally determined based on observable prices, an adjusted market assessment approach or an expected cost plus margin approach. We utilize a residual approach only when the SSP for performance obligations with observable prices has been established and the remaining performance obligation in the contract with a customer does not have an observable price as it is uncertain or highly variable and, therefore, is not discernible.
Collectability
To assess collectability, we determine whether it is probable that we will collect substantially all of the consideration to which we are entitled in exchange for the goods and services transferred to the customer in accordance with the terms and conditions of the contract. In connection with these procedures, we evaluate the customer using internal and external information available, including, but not limited to, research and analysis of our credit history with the customer. Based on the nature of our transactions and historical trends, we determine whether our customers have the ability and intention to pay the amounts of consideration when they become due to identify potentially significant credit risk exposure.
Contract Combinations — Multiple Promised Goods and Services
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
Outbound Freight Costs
Upon transferring control of goods to a customer, the shipping and handling costs in connection with sale transactions are accounted for as fulfillment costs and included in cost of revenues.

Costs to Acquire a Contract with a Customer
We typically incur incremental costs to acquire customer contracts in the form of sales commission expenses. We evaluate those acquisition costs for groups of contracts with similar characteristics, based on the nature of the transactions. The incremental costs to acquire customer contracts identified would be amortized within one year and, as a result, we elected to utilize the practical expedient set forth in ASC 340 (“Contract Costs - Incremental Costs of Obtaining a Contract”) to expense these amounts as incurred.
Contract Balances
Since our contracts may include multiple performance obligations, there is often a timing difference between cash collections and the satisfaction of such performance obligations and revenue recognition. Such arrangements are evaluated to determine whether contract assets and liabilities exist. We generally record contract assets when the timing of cash collections differs from when revenue is recognized due to contracts containing specific performance obligations that are required to be met prior to a customer being billed. We generally record contract liabilities when cash is collected in advance of us satisfying performance obligations, including those that are satisfied over a period of time.
The following table summarizes our contract assets and contract liabilities arising from contracts with customers:

Three Months Ended
March 31, 2019

Contract assets(1)
Balance at January 1	$11,310
Balance at March 31	14,098
Increase	$2,788

Contract liabilities(2)
Balance at January 1	$15,470
Balance at March 31	24,350
Increase	$8,880

(1)	Current portion of contract assets is included within trade and other receivables, net, and non-current portion is included within other receivables in our Balance Sheets.

(2)
Current portion of contract liabilities is included within accounts payable and accrued expenses, and non-current portion is included within other accrued expenses and liabilities in our Balance Sheets.

We recognized approximately $6.1 million in revenue that was included in the beginning contract liability balance during the three months ended March 31, 2019.
Games Revenues
Our Games products and services include commercial products, such as Native American Class II products and other bingo products, Class III products, video lottery terminals, accounting and central determinant systems, business-to-consumer and business-to-business interactive activities, and other back office systems. We conduct our Games segment business based on results generated from the following major revenue streams: (a) Gaming Operations; (b) Gaming Equipment and Systems; and (c) Gaming Other.
Gaming Operations
Games revenues are primarily generated by our gaming operations under placement, participation, and development arrangements, in which we provide our customers with player terminals, including TournEvent® terminals that allow operators to switch from in-revenue gaming to out-of-revenue tournaments, player terminal-content licenses, local-area progressive machines, and back-office equipment, collectively referred to herein as leased gaming equipment. We evaluate the recognition of lease revenues based on criteria set forth in ASC 842. Generally, under these arrangements, we retain ownership of the machines installed at customer facilities. We receive recurring revenue based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. Revenues from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day. Gaming operations revenues generated by leased gaming equipment deployed at sites under development or placement fee agreements give rise to contract rights, which are amounts recorded to intangible assets for dedicated floor space resulting from such agreements. The gaming operations revenues generated by these arrangements are reduced by the accretion of contract rights, which represents the related amortization of the contract rights recorded in connection with those agreements. Gaming operations lease revenues accounted for under ASC 842 are generally short-term in nature with payment terms ranging from 30 to 90 days. We recognized $33.8 million and $33.3 million in lease revenues for the three months ended March 31, 2019 and 2018, respectively.
Gaming operations revenues include amounts generated by Wide Area Progressive (“WAP”) systems, which are recognized under ASC 606. WAP consists of linked slot machines located in multiple casino properties that are connected to a central system. WAP-based gaming machines have a progressive jackpot we administer that increases with every wager until a player wins the top award combination. Casino operators pay us a percentage of the coin-in (the total amount wagered), a percentage of net win, or a combination of both for services related to the design, assembly, installation, operation, maintenance, administration, and marketing of the WAP systems. The gaming operations revenues with respect to WAP machines comprise a separate performance obligation and are recognized over time based on the amount expected to be received with any variability being resolved in the reporting period. These arrangements are generally short-term in nature with a majority of invoices payable within 30 to 90 days. Such revenues are presented in the Statements of Income net of the jackpot expense, which is comprised of incremental amounts funded by a portion of the coin-in from players. At the time a jackpot is won by a player, an additional jackpot expense is recorded with respect to the base seed amount required to fund the minimum level required by the respective WAP arrangement with the casino operator.
Gaming operations revenues also include amounts received in connection with our relationship with the New York State Gaming Commission to provide an accounting and central determinant system for the VLTs in operation at licensed State of New York gaming facilities. Pursuant to our agreement with the New York State Gaming Commission, we receive a portion of the network-wide net win (generally, cash-in less prizes paid) per day in exchange for provision and maintenance of the central determinant system, and we record revenues in accordance with ASC 606. We also provide central determinant system technology to Native American tribes in other licensed jurisdictions for which we receive a portion of the revenue generated from the VLTs connected to the system. These arrangements are generally short-term in nature with payments due monthly.
Gaming operations revenues also include amounts generated by our Interactive offering comprised of business-to-consumer (“B2C”) and business-to-business (“B2B”) activities. B2C relates to games offered directly to consumers to play with virtual currency which can be purchased through our web and mobile applications. Control transfers and we recognize revenues in accordance with ASC 606 from player purchases of virtual currency as it is consumed for game play, which is based on a historical data analysis. B2B relates to games offered to the online business partners, including social casinos and regulated real money casinos, who then offer the games to consumers. Our B2B arrangements primarily provide access to our game content and revenue is recognized in accordance with ASC 606 as the control transfers upon the online business partners’ daily access to such content based on either a flat fee or revenue share arrangements with the social casinos and regulated real money casinos.
Gaming Equipment and Systems
Gaming equipment and systems revenues are accounted for under ASC 606 and are derived from the sale of some combination of: (a) gaming equipment and player terminals, including TournEvent® terminals that allow operators to switch from in-revenue gaming to out-of-revenue tournaments; (b) game content; (c) license fees; and (d) ancillary equipment. Such arrangements are predominately short-term in nature with payment terms ranging from 30 to 180 days with certain agreements providing for extended payment terms, ranging from 12 to 24 months. Each contract containing extended payment terms over 12 months is evaluated for the presence of a financing component, and for the arrangements in which the financing component is determined to be significant to the contact, the transaction price is adjusted for the time value of money. Generally, our contracts with customers do not contain a financing component that has been determined to be significant to the contract. Performance obligations for gaming equipment and systems arrangements include gaming equipment, player terminals, content, system software, license fees, ancillary equipment, or various combinations thereof. Gaming equipment and systems revenues are recognized at a point in time when control of the promised goods and services transfers to the customer, which is generally upon shipment or delivery pursuant to the terms of the contract. The performance obligations are generally satisfied at the same time or within a short period of time.
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
Cash advance revenues are comprised of transaction fees assessed to gaming patrons in connection with credit card cash access and POS debit card cash access transactions. Such fees are primarily based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash access or POS debit card cash access transaction amount. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis, which generally include: (a) commission expenses payable to casino operators; (b) interchange fees payable to the network associations; and (c) processing and related costs payable to other third party partners.
ATM revenues are primarily comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and reverse interchange fees paid to us by the patrons’ issuing banks. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis, which generally include: (a) commission expenses payable to casino operators; (b) interchange fees payable to the network associations; and (c) processing and related costs payable to other third party partners.
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
Equipment
Equipment revenues are derived from the sale of our cash access kiosks and related equipment and are accounted for under ASC 606. Revenues are recognized at a point in time when control of the promised goods and services transfers to the customer generally upon shipment or delivery pursuant to the terms of the contract. These sales contracts are generally short-term in nature with payment terms ranging from 30 to 90 days.
In addition, equipment revenues are derived from the sale of our loyalty kiosks and related equipment and are accounted for under ASC 606. Revenues are recognized at a point in time when control of the promised goods and services transfers to the customer generally upon installation and customer acceptance based on connectivity to a casino management system pursuant to the terms of the contract. These sales contracts are generally short-term in nature with payment terms ranging from 30 to 90 days.
Information Services and Other
Information services and other revenues are accounted for under ASC 606 and include amounts derived from our cash access, kiosk, compliance, and loyalty related revenue streams from the sale of: (a) software licenses, software subscriptions, professional services, and certain other ancillary fees; (b) service-related fees associated with the sale, installation, and maintenance of equipment directly to our customers under contracts, which are generally short-term in nature with payment terms ranging from 30 to 90 days, secured by the related equipment; (c) credit worthiness-related software subscription services that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated; and (d) ancillary marketing, database, and Internet-based gaming-related activities.
Our software represents a functional right-to-use license, and the revenues are recognized as earned at a point in time. Subscription services are recognized over a period of time using an input method based on time elapsed as we transfer the control ratably by providing a stand-ready service. Professional and other services revenues are recognized over a period of time using an input method based on time elapsed as services are provided, thereby reflecting the transfer of control to the customer.

Restricted Cash
Our restricted cash primarily consists of: (a) deposits held in connection with a sponsorship agreement; (b) WAP-related restricted funds; and (c) Internet-related cash access activities. The current portion of restricted cash, which is included in prepaid expenses and other assets, was approximately $1.8 million and $1.5 million as of March 31, 2019 and December 31, 2018, respectively. The non-current portion of restricted cash, which is included in other assets, was approximately $0.1 million as of March 31, 2019 and December 31, 2018. The current portion of restricted cash was approximately $0.8 million and $0.9 million as of March 31, 2018 and December 31, 2017, respectively. The non-current portion of restricted cash was approximately $0.1 million as of March 31, 2018 and December 31, 2017.
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of March 31, 2019 and December 31, 2018, the fair value of notes receivable, net approximated the carrying value due to contractual terms of trade and loans receivable generally being under 24 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
March 31, 2019
Term loan	2	$801,622	$805,650
Senior unsecured notes	1	$389,063	$375,000
December 31, 2018
Term loan	2	$784,479	$807,700
Senior unsecured notes	1	$354,863	$375,000
The term loan facility was reported at fair value using a Level 2 input as there were quoted prices in markets that were not considered active as of March 31, 2019 and December 31, 2018. The senior unsecured notes were reported at fair value using a Level 1 input as there were quoted prices in markets that were considered active as of March 31, 2019 and December 31, 2018.
Recent Accounting Guidance
Recently Adopted Accounting Guidance
In June 2018, the FASB issued ASU No. 2018-07, which expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new standard became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted this guidance in the quarter ended March 31, 2019. The adoption of this ASU did not have a material impact on our Financial Statements.
In February 2018, the FASB issued ASU No. 2018-02, which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (or portion thereof) is recorded. The new standard became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted this guidance in the quarter ended March 31, 2019. The adoption of this ASU did not have a material impact on our Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a lease ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. We made an accounting policy election where leases that are 12 months or less and do not include an option to purchase the underlying asset are treated similarly to the operating lease accounting under ASC 840 and are not recorded on the balance sheet. For lessees, leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, leases are classified as operating, sales-type, or direct financing with classification affecting the pattern of revenue and profit recognition in the income statement. In July 2018, the FASB issued ASU No. 2018-10 — Codification Improvements to Topic 842, Leases and ASU No. 2018-11 — Leases (Topic 842): Targeted Improvements. ASU No. 2018-10 affected narrow aspects of the guidance previously issued, and ASU No. 2018-11 provided a practical expedient for lessors on separating components of a contract and also included an additional optional transition relief methodology for adopting the new standard. In December 2018, the FASB issued ASU No. 2018-20 — Leases (Topic 842): Narrow-Scope Improvements for Lessors, which addressed the following issues facing lessors when applying the standard: sales taxes and other similar taxes collected from lessees, certain lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and non-lease components. The guidance requires an entity to adopt the new standard, as amended, under a modified retrospective application to each prior reporting period presented in the financial statements with the cumulative effect recognized at the beginning of the earliest comparative period. With the optional transition relief methodology available, entities had an opportunity to adopt the new lease standard retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment, with certain practical expedients available. Based on the guidance, we adopted the new standard effective January 1, 2019 and applied certain practical expedients offered in the aforementioned guidance, such as those that stated that the Company need not reassess: (a) whether expired or existing contracts contain leases, (b) the lease classification of expired or existing leases, or (c) initial direct costs for any existing leases. We have provided additional information with respect to the new guidance in “Note 3 — Leases.”
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
In June 2016, the FASB issued ASU No. 2016-13, which provides updated guidance on how an entity should measure credit losses on financial instruments. The new guidance replaces the current incurred loss measurement methodology with a lifetime expected loss measurement methodology. Subsequently, in November 2018 the FASB issued ASU No. 2018-19 which clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20, but should rather be accounted for in accordance with Topic 842, Leases. The new standard and related amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance will be applied using a modified retrospective approach for the cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective and using a prospective approach for debt securities for which any other-than-temporary impairment had been recognized before the effective date. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting this guidance on our Financial Statements.
We do not anticipate that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.
3.    LEASES

Management determines if a contract is or contains a lease at the inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of an asset is predicated upon the notion that the lessee has both the right to (a) obtain substantially all of the economic benefits from the use of the asset, and (b) direct the use of the asset.

Operating lease ROU assets and liabilities are recognized based on the present value of minimum lease payments over the expected lease term at commencement date. Lease expense is recognized on a straight-line basis over the expected lease term. The Company’s lease arrangements have lease and non-lease components. For leases in which the Company is the lessee, the Company accounts for the lease components and non-lease components as a single lease component for the classes of underlying assets, primarily real estate that consists of buildings for office space and warehouses for manufacturing space. For leases in which the Company is the lessor, the Company accounts for the lease components and non-lease components as a single lease component (primarily electronic gaming machines (“EGMs”)).

Certain of our leases contain options to renew the agreements with terms that have the ability to extend the lease term from a range of approximately 1 to 15 years. The exercise of lease renewal options is generally at our sole discretion. The depreciable life of leased assets and leasehold improvements are limited by the expected term of such assets, unless there is a transfer of title or purchase option reasonably certain to be exercised.

Lessee

We enter into operating lease agreements for real estate purposes that generally consist of buildings for office space and warehouses for manufacturing space. Certain of our lease agreements consist of rental payments that are periodically adjusted for inflation. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. Our lease agreements do not generally provide explicit rates of interest; therefore, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. Leases with an expected term of 12 months or less are not accounted for on the balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.
Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	March 31, 2019
Assets
Operating lease ROU assets	Other assets, noncurrent	$14,104
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$5,356
Non-current operating lease liabilities	Other accrued expenses and liabilities	$12,604
Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$1,434
Operating lease ROU assets obtained in exchange for lease obligations(1)	$15,132

(1)
The amount includes approximately $14.1 million of operating lease ROU assets obtained in exchange for existing lease obligations and approximately $1.0 million of operating lease ROU assets obtained in exchange for new lease obligations entered into during the three months ended March 31, 2019, excluding amortization for the period.

Other information related to lease terms and discount rates is as follows:

March 31, 2019
Weighted average remaining lease term (in years)	3.3
Weighted average discount rate	5.25%

Components of lease expense are as follows (in thousands):

Three Months Ended
March 31, 2019
Lease Cost:
Operating lease cost	$944
Variable lease cost	$439

Maturities of lease liabilities are summarized as follows as of March 31, 2019 (in thousands):

Year ending December 31,	Amount
2019 (excluding the three months ended March 31, 2019)	$4,613
2020	6,273
2021	4,953
2022	2,711
2023	1,011
Thereafter	—
Total future minimum lease payments	$19,561
Amount representing interest	1,601
Present value of future minimum lease payments	$17,960
Current operating lease obligations	5,356
Long-term lease obligations	$12,604

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, maturities of lease liabilities were as follows as of December 31, 2018 (in thousands):

Year ending December 31,	Amount
2019	$5,570
2020	5,680
2021	4,598
2022	2,799
2023	1,074
Thereafter	—
Total future minimum lease payments	$19,721

Lessor

The Company generates lease revenues primarily from its gaming operations activities. Under these arrangements, we retain ownership of the machines installed at customer facilities. We receive recurring revenue based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. Revenues from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day. Certain or our leases have terms and conditions of options for a lessee to purchase the underlying asset.

The cost of property and equipment the Company is leasing to third parties as of March 31, 2019 is $183.7 million which includes accumulated depreciation of $106.5 million.
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

Atrient, Inc.
On March 8, 2019, we acquired certain assets of Atrient, Inc. (“Atrient,” the “Seller”), a privately held company that develops and distributes hardware and software applications to gaming operators to enhance gaming patron loyalty, pursuant to an asset purchase agreement. This acquisition includes existing contracts with gaming operators, technology, and intellectual property that allow us to provide gaming operators a self-service enrollment and loyalty card printing kiosk, a mobile application to offer a gaming operator’s patrons additional flexibility in accessing casino promotions, and a marketing platform that manages and delivers a gaming operator’s marketing programs through these patron interfaces. This acquisition expands our financial technology solutions offerings within our FinTech segment. Under the terms of the asset purchase agreement, we paid the Seller $20 million at the closing of the transaction and will pay an additional $10 million one year following the closing and another $10 million two years following the date of closing. In addition, we expect that an additional $10 million in contingent consideration will be earned by the Seller based upon the achievement of certain revenue targets over the first two years post-closing. We expect the total purchase price for this acquisition, inclusive of the contingent consideration, to be approximately $50 million. The acquisition did not have a significant impact on our results of operations or financial condition.
The total purchase consideration for Atrient was as follows (in thousands, at fair value):

Amount
Purchase consideration
Cash consideration paid at closing	$20,000
Cash consideration to be paid in subsequent periods	18,528
Total cash consideration	38,528
Contingent consideration	9,028
Total purchase consideration	$47,556
The transaction was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The excess of the purchase price over those fair values was recorded as goodwill, which will be amortized over a period of 15 years for tax purposes. The goodwill recognized is attributable primarily to the income potential from the expansion of our footprint in the gaming space by enhancing our existing financial technology solution portfolio to add new touch-points for gaming patrons at customer locations and a new player loyalty and marketing-focused business line, assembled workforce, and other strategic benefits.
The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as the Company finalizes its purchase price accounting. The significant items for which a final fair value has not been determined include, but are not limited to: the valuation and estimated useful lives of intangible assets, deferred and unearned revenues, and deferred income taxes. We do not expect our fair value determinations to materially change; however, there may be differences between the amounts recorded at March 31, 2019 and the final fair value analysis, which we expect to complete no later than the first quarter of 2020.

The information below reflects the preliminary amounts of identifiable assets acquired and liabilities assumed as of the closing date of the transaction (in thousands):

Amount
Current assets	$2,896
Property, equipment and leased assets, net	8
Operating lease ROU assets	239
Goodwill	32,897
Other intangible assets, net	14,200
Total assets	50,240
Contract liabilities	(2,445)
Current operating lease liabilities	(105)
Non-current operating lease liabilities	(134)
Total liabilities	(2,684)
Net assets acquired	$47,556
Trade receivables acquired of approximately $1.8 million were short-term in nature and considered to be collectible, and therefore, the carrying amounts of these assets represented their fair values. Inventory acquired of approximately $1.0 million consisted of raw materials and finished goods and was fair valued based on the estimated net realizable value of these assets. Property, equipment, and leased assets acquired were not material in size or scope, and the carrying amounts of these assets represented their fair values. The operating lease ROU assets of approximately $0.2 million were recorded at their fair values based on the present value of future lease payments discounted by utilizing our incremental borrowing rate.
Other intangible assets acquired of approximately $14.2 million were comprised of customer contracts and developed technology. The fair value of customer contracts of approximately $9.2 million was determined by applying the income approach utilizing the excess earnings methodology with a discount rate utilized of 17%. The fair value of developed technology of approximately $5.0 million was determined by applying the income approach utilizing the relief from royalty methodology with a royalty rate of 15% and a discount rate utilized of 18%.
The following table summarizes acquired intangible assets (dollars in thousands):

	Useful Life (Years)	Estimated Fair Value
Other Intangible Assets
Developed technology	3	$5,000
Customer contracts	5	9,200
Total other intangible assets		$14,200
The selected financial data with respect to the revenue and earnings on a pro forma consolidated basis as if the acquisition of Atrient occurred on January 1, 2018 has been omitted as it was impracticable to make the necessary adjustments to prepare the acquired entity’s financial statements in accordance with GAAP for the year ended December 31, 2018 in a timely manner as the acquired entity was a privately held organization for which financial statements were prepared under a cash basis of accounting.
The financial results included in our Statements of Income since the acquisition date and through March 31, 2019 reflected revenues of approximately $0.5 million and net income of approximately $0.2 million, including acquisition-related costs of approximately $0.1 million.
5.    FUNDING AGREEMENTS
Commercial Cash Arrangements
We have commercial arrangements with third party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Income, were approximately $1.7 million for the three months ended March 31, 2019 and March 31, 2018, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.

Under these agreements, the currency supplied by third party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balances of ATM cash utilized by us from the third parties were approximately $267.0 million and $224.7 million as of March 31, 2019 and December 31, 2018, respectively.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash in the maximum amount of $300 million with the ability to increase the amount by $75 million over a 5-day period for holidays, such as the period around New Year’s Day. The term of the agreement expires on June 30, 2021 and will automatically renew for additional one-year periods unless either party provides a 90-day written notice of its intent not to renew.
We are responsible for any losses of cash in the ATMs under this agreement, and we self‑insure for this risk. We incurred no material losses related to this self‑insurance for the three months ended March 31, 2019 and 2018.
Site-Funded ATMs
We operate ATMs at certain customers’ gaming establishments where the gaming establishment provides the cash required for the ATM’s operational needs. We are required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability included within settlement liabilities in the accompanying Balance Sheets was approximately $245.1 million and $249.6 million as of March 31, 2019 and December 31, 2018, respectively.
Everi-Funded ATMs
We enter into agreements with customers for certain of our Canadian ATMs whereby we provide the cash required to operate the ATMs. We had supplied approximately $2.4 million and $4.8 million of our cash for these ATMs as of March 31, 2019 and December 31, 2018, respectively, which represents an outstanding balance under such agreements at the end of the period. Such amounts are reported within the settlement receivables line of our Balance Sheets.
Prefunded Cash Access Agreements
Due to certain regulatory requirements, some international gaming establishments require prefunding of cash to cover all outstanding settlement amounts in order for us to provide cash access services to their properties. We enter into agreements with these operators for which we supply our cash access services for their properties. Under these agreements, we maintain sole discretion to either continue or cease operations as well as discretion over the amounts prefunded to the properties and may request amounts to be refunded to us, with appropriate notice to the operator, at any time. The initial prefunded amounts and subsequent amounts from the settlement of transactions are deposited into a bank account that is to be used exclusively for cash access services, and we maintain the right to monitor all transaction activity in that account. The total amount of prefunded cash outstanding was approximately $6.2 million and $6.1 million at March 31, 2019 and December 31, 2018, respectively, and is included in the prepaid expenses and other assets line on our Balance Sheets.

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
The balance of trade and other receivables consisted of the following (in thousands):

	At March 31,	At December 31,
	2019	2018
Trade and other receivables, net
Games trade and loans receivables	$57,080	$53,011
FinTech trade and loans receivables	24,138	18,890
Other receivables	3,412	1,333
Total trade and other receivables, net	84,630	73,234
Non-current portion of receivables
Games trade and loans receivables	(1,785)	(2,922)
FinTech trade and loans receivables	(10,512)	(5,925)
Total non-current portion of receivables	(12,297)	(8,847)
Total trade and other receivables, current portion	$72,333	$64,387
At least quarterly, we evaluate the collectability of outstanding balances and establish a reserve for the amount of the expected losses on our receivables. The allowance for doubtful accounts for trade receivables was approximately $6.3 million as of March 31, 2019 and $6.4 million as of December 31, 2018, respectively, and included approximately $3.3 million and $3.2 million of check warranty reserves, respectively. The provision for doubtful customer accounts receivable is generally included within operating expenses in the Statements of Income.
7.    INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead, and freight. The inventory is stated at the lower of cost or net realizable value and accounted for using the first in, first out method.
Inventory consisted of the following (in thousands):

	At March 31,	At December 31,
	2019	2018
Inventory
Component parts, net of reserves of $1,695 and $1,468 at March 31, 2019 and December 31, 2018, respectively	$20,886	$23,197
Work-in-progress	1,309	280
Finished goods	2,602	926
Total inventory	$24,797	$24,403

8.    PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets include the balance of prepaid expenses, deposits, debt issuance costs on our Revolving Credit Facility (defined herein), restricted cash and other assets. The current portion of these assets is included in prepaid expenses and other assets and the non-current portion is included in other assets, both of which are contained within the Balance Sheets.

The balance of the current portion of prepaid expenses and other assets consisted of the following (in thousands):

	At March 31,	At December 31,
	2019	2018
Prepaid expenses and other assets
Prepaid expenses	$10,810	$8,351
Deposits	8,268	8,241
Other	3,215	3,667
Total prepaid expenses and other assets	$22,293	$20,259
The balance of the non-current portion of other assets consisted of the following (in thousands):

	At March 31,	At December 31,
	2019	2018
Other assets
Operating lease ROU assets(1)	$14,104	$—
Prepaid expenses and deposits	6,683	5,289
Debt issuance costs of revolving credit facility	606	654
Other	277	309
Total other assets	$21,670	$6,252

(1)	Refer to “Note 3 — Leases” for discussion on operating lease ROU assets recorded on the Balance Sheets as a result of the implementation of ASC 842.
9.    PROPERTY, EQUIPMENT AND LEASED ASSETS
Property, equipment and leased assets consist of the following (dollars in thousands):

		At March 31, 2019			At December 31, 2018
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, equipment and leased assets
Rental pool - deployed	2-4	$183,669	$106,488	$77,181	$183,309	$105,038	$78,271
Rental pool - undeployed	2-4	30,285	21,026	9,259	23,825	14,680	9,145
FinTech equipment	3-5	27,417	21,731	5,686	27,285	21,000	6,285
Leasehold and building improvements	Lease Term	11,870	7,374	4,496	11,857	6,938	4,919
Machinery, office and other equipment	2-5	46,439	29,994	16,445	46,322	28,654	17,668
Total		$299,680	$186,613	$113,067	$292,598	$176,310	$116,288
Depreciation expense related to property, equipment and leased assets totaled approximately $14.8 million and $12.8 million for the three months ended March 31, 2019 and 2018, respectively.

10.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $673.4 million at March 31, 2019 and $640.5 million at December 31, 2018. Change in the goodwill amount of approximately $32.9 million was attributable to the acquisition of Atrient.
In accordance with ASC 350 (“Intangibles-Goodwill and Other”), we test goodwill at the reporting unit level, which is identified as an operating segment or one level below, for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
We test for impairment annually on a reporting unit basis at the beginning of our fourth fiscal quarter, or more often under certain circumstances. The annual impairment test is completed using either: a qualitative Step 0 assessment based on reviewing relevant events and circumstances; or a quantitative Step 1 assessment, which determines the fair value of the reporting unit using an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, we will use the Step 1 assessment to determine the impairment.
There was no impairment identified for our goodwill for the three months ended March 31, 2019 and 2018.
Other Intangible Assets
Other intangible assets consist of the following (dollars in thousands):

		At March 31, 2019			At December 31, 2018
	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	4	$57,441	$14,300	$43,141	$57,440	$12,178	$45,262
Customer contracts	6	60,375	46,816	13,559	51,175	46,162	5,013
Customer relationships	8	231,100	89,860	141,240	231,100	84,619	146,481
Developed technology and software	2	289,352	198,262	91,090	277,243	190,886	86,357
Patents, trademarks and other	4	29,046	25,121	3,925	29,168	24,884	4,284
Total		$667,314	$374,359	$292,955	$646,126	$358,729	$287,397
Amortization expense related to other intangible assets was approximately $16.3 million for the three months ended March 31, 2019 and 2018, respectively.
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

We paid approximately $5.6 million in placement fees, including $0.3 million of imputed interest, to a customer for the three months ended March 31, 2019, and approximately $5.6 million in placement fees, including $1.0 million of imputed interest, to a customer for the three months ended March 31, 2018.
11.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (in thousands):

	At March 31,	At December 31,
	2019	2018
Accounts payable and accrued expenses
Trade accounts payable	$85,383	$70,796
Deferred and unearned revenues	20,258	12,887
Placement fees(1)	11,164	16,746
Accrued interest	8,652	1,374
Payroll and related expenses	7,408	15,055
Cash access processing and related expenses	6,931	4,160
Other	5,773	6,303
Operating lease liabilities(2)	5,356	—
Accrued taxes	1,791	1,917
Total accounts payable and accrued expenses	$152,716	$129,238

(1)
The total outstanding balance of the placement fee liability was approximately $11.2 million and $16.7 million as of March 31, 2019 and December 31, 2018, respectively. The placement fee liability was considered current due to the remaining obligation being due within twelve months of March 31, 2019 and December 31, 2018.

(2)	Refer to “Note 3 — Leases” for discussion on operating lease liabilities recorded on the Balance Sheets as a result of the implementation of ASC 842.
12.    LONG-TERM DEBT
The following table summarizes our outstanding indebtedness (in thousands):

	At March 31,	At December 31,
	2019	2018
Long-term debt
Senior secured term loan	$805,650	$807,700
Senior unsecured notes	375,000	375,000
Total debt	1,180,650	1,182,700
Debt issuance costs and discount	(18,643)	(19,484)
Total debt after debt issuance costs and discount	1,162,007	1,163,216
Current portion of long-term debt	(8,200)	(8,200)
Long-term debt, less current portion	$1,153,807	$1,155,016

Refinancing
On May 9, 2017 (the “Closing Date”), Everi Payments, as borrower, and Holdings entered into a credit agreement with the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (amended as described below, the “Credit Agreement”). The Credit Agreement provides for: (a) a $35.0 million, five-year senior secured revolving credit facility (the “Revolving Credit Facility”); and (b) an $820.0 million, seven-year senior secured term loan facility (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Credit Facilities”). The fees associated with the Credit Facilities included discounts of approximately $4.1 million and debt issuance costs of approximately $15.5 million. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including the absence of defaults and the accuracy of representations and warranties.
The proceeds from the Term Loan Facility incurred on the Closing Date were used to: (a) refinance: (i) Everi Payments’ existing credit facility with an outstanding balance of approximately $462.3 million with Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer, Deutsche Bank Securities Inc., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers (the “Prior Credit Facility”); and (ii) Everi Payments’ 7.25% Senior Secured Notes due 2021 in the aggregate original principal amount of $335.0 million (the “Refinanced Secured Notes”); and (b) pay related transaction fees and expenses.
In connection with the refinancing, we recorded a non-cash charge of approximately $14.6 million during the second quarter of 2017 related to the unamortized deferred financing fees and discounts related to the extinguished term loan under the Prior Credit Facility and the redeemed Refinanced Secured Notes. No prepayment penalties were incurred.
On November 13, 2017 (the “Repricing Closing Date”), we entered into an amendment to the Credit Agreement (the “First Amendment”) which, among other things, reduced the interest rate on the approximately $818.0 million then outstanding balance of the Term Loan Facility, but did not change the maturity dates for the Term Loan Facility or the Revolving Credit Facility or the financial covenants or other debt repayments terms set forth in the Credit Agreement. We incurred approximately $3.0 million of debt issuance costs and fees associated with the repricing of the Term Loan Facility.
On May 17, 2018, we entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement, which reduced the interest rate on the $813.9 million outstanding balance of the senior secured term loan under the Credit Agreement by 50 basis points to the London Interbank Offered Rate (“LIBOR”) + 3.00% from LIBOR + 3.50% with the LIBOR floor unchanged at 1.00%. The senior secured term loan under the Credit Agreement will be subject to a prepayment premium of 1.00% of the principal amount repaid for any voluntary prepayment or mandatory prepayment with proceeds of debt that has a lower effective yield than the repriced term loan or any amendment to the repriced term loan that reduces the interest rate thereon, in each case, to the extent occurring within six months of the effective date of the Second Amendment. The maturity date for the Credit Agreement remains May 9, 2024, and no changes were made to the financial covenants or other debt repayment terms. We incurred approximately $1.3 million of debt issuance costs and fees associated with the repricing of the Term Loan Facility.
Credit Facilities
The Term Loan Facility matures seven years after the Closing Date and the Revolving Credit Facility matures five years after the Closing Date. The Revolving Credit Facility is available for general corporate purposes, including permitted acquisitions, working capital and the issuance of letters of credit.
The interest rate per annum applicable to loans under the Revolving Credit Facility is, at Everi Payments’ option, the base rate or the Eurodollar Rate (defined to be LIBOR or a comparable or successor rate) (the “Eurodollar Rate”) plus, in each case, an applicable margin. The interest rate per annum applicable to the Term Loan Facility also is, at Everi Payments’ option, the base rate or the Eurodollar Rate plus, in each case, an applicable margin. The Eurodollar Rate is reset at the beginning of each selected interest period based on the Eurodollar Rate then in effect; provided that, if the Eurodollar Rate is below zero, then such rate will be equal to zero plus the applicable margin. The base rate is a fluctuating interest rate equal to the highest of: (a) the prime lending rate announced by the administrative agent; (b) the federal funds effective rate from time to time plus 0.50%; and (c) the Eurodollar Rate (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%. Prior to the effectiveness of the First Amendment on the Repricing Closing Date, the applicable margins for both the Revolving Credit Facility and the Term Loan Facility were: (a) 4.50% in respect of Eurodollar Rate loans, and (b) 3.50% in respect of base rate loans. The applicable margins for the Term Loan Facility from and after the effectiveness of the First Amendment on the Repricing Closing Date through the effectiveness of the Second Amendment were: (a) 3.50% in respect of Eurodollar Rate loans, and (b) 2.50% in respect of base rate loans. The applicable margins for the Term Loan Facility from and after the effectiveness of the Second Amendment are: (a) 3.00% in respect of Eurodollar Rate loans, and (b) 2.00% in respect of base rate loans.

Voluntary prepayments of the term loan and the revolving loans and voluntary reductions in the unused commitments are permitted in whole or in part, in minimum amounts as set forth in the Credit Agreement governing the Credit Facilities, with prior notice but without premium or penalty.
Subject to certain exceptions, the obligations under the Credit Facilities are secured by substantially all of the present and subsequently acquired assets of each of Everi Payments, Holdings and the subsidiary guarantors party thereto, including: (a) a perfected first priority pledge of all the capital stock of Everi Payments and each domestic direct, wholly owned material restricted subsidiary held by Holdings, Everi Payments or any such subsidiary guarantor; and (b) a perfected first priority security interest in substantially all other tangible and intangible assets of Holdings, Everi Payments, and such subsidiary guarantors (including, but not limited to, accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property and the proceeds of the foregoing). Subject to certain exceptions, the Credit Facilities are unconditionally guaranteed by Holdings and such subsidiary guarantors.
The Credit Agreement governing the Credit Facilities contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The Credit Agreement governing the Credit Facilities also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio. At March 31, 2019, our consolidated secured leverage ratio was 3.22 to 1.00, with a maximum allowable ratio of 4.75 to 1.00 (which maximum allowable ratio is reduced to 4.50 to 1.00 as of December 31, 2019, 4.25 to 1.00 as of December 31, 2020, and 4.00 to 1.00 as of December 31, 2021 and each December 31 thereafter).
We were in compliance with the covenants and terms of the Credit Facilities as of March 31, 2019.
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
We are required to repay the Term Loan Facility in an amount equal to 0.25% per quarter of the initial aggregate principal, with the final principal repayment installment on the maturity date. Interest is due in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. As to any loan other than a base rate loan, the interest payment dates shall be the last day of each interest period applicable to such loan and the maturity date (provided, however, that if any interest period for a Eurodollar Rate loan exceeds three months, the respective dates that fall every three months after the beginning of such interest period shall also be interest payment dates). As to any base rate loan, the interest payment dates shall be last business day of each March, June, September and December and the maturity date.
For the three months ended March 31, 2019, the Term Loan Facility had an applicable weighted average interest rate of 5.50%.
At March 31, 2019, we had $805.7 million of borrowings outstanding under the Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the Revolving Credit Facility as of March 31, 2019.
Refinanced Senior Secured Notes
In connection with entering into the Credit Agreement, on May 9, 2017, Everi Payments redeemed in full all outstanding Refinanced Secured Notes in the aggregate principal amount of $335.0 million face value (plus accrued interest) of the Refinanced Secured Notes. As a result of the redemption, we recorded non-cash charges in the amount of approximately $1.7 million, which consisted of unamortized deferred financing fees of $0.2 million and discounts of $1.5 million. These fees were included in the total $14.6 million non-cash charge referred to above.
Senior Unsecured Notes
In December 2014, we issued $350.0 million in aggregate principal amount of 10.0% Senior Unsecured Notes due 2022 (the “2014 Unsecured Notes”) under an indenture (as supplemented, the “2014 Notes Indenture”), dated December 19, 2014, between Everi Payments (as successor issuer) and Deutsche Bank Trust Company Americas, as trustee. The fees associated with the 2014 Unsecured Notes included original issue discounts of approximately $3.8 million and debt issuance costs of approximately $14.0 million. In December 2015, we completed an exchange offer in which all of the unregistered 2014 Unsecured Notes were exchanged for a like amount of 2014 Unsecured Notes that had been registered under the Securities Act of 1933.

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
We were in compliance with the terms of the 2017 Unsecured Notes as of March 31, 2019.
13.    COMMITMENTS AND CONTINGENCIES
There were no material changes in our commitments under contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, aside from the cash consideration and contingent consideration payable to Atrient as discussed in “Note 4 — Business Combinations.”
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
14.    STOCKHOLDERS’ EQUITY
Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of March 31, 2019 and December 31, 2018, we had no shares of preferred stock outstanding.

Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of March 31, 2019 and December 31, 2018, we had 95,965,756 and 95,099,532 shares of common stock issued, respectively.
Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 2,096 and 5,001 shares of common stock for the three months ended March 31, 2019 and 2018, respectively, at an aggregate purchase price of $14,718 and $38,400, respectively, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.
15.    WEIGHTED AVERAGE COMMON SHARES
The weighted average number of shares of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	At March 31,
	2019	2018
Weighted average shares
Weighted average number of common shares outstanding - basic	70,334	68,686
Potential dilution from equity awards(1)	4,922	4,599
Weighted average number of common shares outstanding - diluted(1)	75,256	73,285

(1)
The potential dilution excludes the weighted average effect of equity awards to purchase approximately 6.7 million and 7.0 million shares of common stock for the three months ended March 31, 2019 and 2018, respectively, as the application of the treasury stock method, as required, makes them anti-dilutive.

16.    SHARE-BASED COMPENSATION
Equity Incentive Awards
Our 2014 Equity Incentive Plan (as amended and restated effective May 22, 2018, the “Amended and Restated 2014 Plan”) and our 2012 Equity Incentive Plan (as amended, the “2012 Plan”) are used to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of our business. Our equity incentive plans are administered by the Compensation Committee of our Board of Directors, which has the authority to select individuals who are to receive equity incentive awards and to specify the terms and conditions of grants of such awards, including, but not limited to the vesting provisions and exercise prices.
Generally, we grant the following award types: (a) time-based options; (b) market-based options; (c) time-based restricted stock; and (d) restricted stock units (“RSUs”) with either time- or performance-based criteria.

A summary of award activity is as follows (in thousands):

	Stock Options Granted	Restricted Stock Awards Granted	Restricted Stock Units Granted
Outstanding, December 31, 2018	15,674	8	1,797
Granted	—	—	84
Exercised options or vested shares	(864)	(5)	(2)
Canceled or forfeited	(56)	—	(17)
Outstanding, March 31, 2019	14,754	3	1,862
There are approximately 3.6 million awards of our common stock available for future equity grants, both under the Amended and Restated 2014 Plan and the 2012 Plan as of March 31, 2019.
Stock Options
Our time-based stock options granted under our equity plans generally vest at a rate of 25% per year on each of the first four anniversaries of the option grant dates, and the options expire after a ten-year period. We estimate forfeiture amounts based on historical patterns.
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
The following table presents the options activity for the three months ended March 31, 2019:

	Number of Options (in thousands)	Weighted Average Exercise Price (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	15,674	$5.39	6.0	$17,733
Granted	—
Exercised	(864)	$5.74
Canceled or forfeited	(56)	$4.40
Outstanding, March 31, 2019	14,754	$5.38	5.8	$75,894
Vested and expected to vest, March 31, 2019	14,302	$5.43	5.8	$72,739
Exercisable, March 31, 2019	9,738	$5.92	5.5	$44,777
There were no time-based or market-based option awards granted during the three months ended March 31, 2019, and 2018, respectively. The total intrinsic value of options exercised was $3.3 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.
There was approximately $2.7 million in unrecognized compensation expense related to options expected to vest as of March 31, 2019. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.3 years. We recorded approximately $1.0 million in non-cash compensation expense related to options granted that were expected to vest as of March 31, 2019. We received approximately $4.7 million in cash from the exercise of options for the three months ended March 31, 2019.
There was $6.4 million in unrecognized compensation expense related to options expected to vest as of March 31, 2018. This cost was expected to be recognized on a straight-line basis over a weighted average period of 3.1 years. We recorded approximately $2.1 million in non-cash compensation expense related to options granted that were expected to vest as of March 31, 2018. We received approximately $4.2 million in cash from the exercise of options for the three months ended March 31, 2018.

Restricted Stock Awards
The following is a summary of non-vested share awards for our time-based restricted stock:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)
Outstanding, December 31, 2018	8	$6.66
Granted	—	$—
Vested	(5)	$6.66
Forfeited	—	$—
Outstanding, March 31, 2019	3	$6.66
There were no shares of restricted stock granted for the three months ended March 31, 2019 and 2018. The total fair value of restricted stock vested was $33,287 and $118,747 for the three months ended March 31, 2019 and 2018, respectively.
There was approximately $8,744 in unrecognized compensation expense related to shares of restricted stock expected to vest as of March 31, 2019. This cost is expected to be recognized on a straight-line basis over a weighted average period of 0.1 years. During the three months ended March 31, 2019, there were 4,998 shares of restricted stock that vested, and we recorded approximately $32,523 in non-cash compensation expense related to restricted stock expected to vest.
There was approximately $0.3 million in unrecognized compensation expense related to shares of restricted stock expected to vest as of March 31, 2018. This cost was expected to be recognized on a straight-line basis over a weighted average period of 0.8 years. During the three months ended March 31, 2018, there were 17,001 shares of restricted stock that vested, and we recorded $0.2 million in non-cash compensation expense related to the restricted stock expected to vest.
Restricted Stock Units
The following is a summary of non-vested RSU awards:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Life Remaining (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	1,797	$7.49	2.0	$9,254
Granted	84	$7.16
Vested	(2)	$6.79
Forfeited	(17)	$7.45
Outstanding, March 31, 2019	1,862	$7.47	1.8	$19,591
Vested and expected to vest, March 31, 2019	1,292	$7.46	1.6	$13,595
There were approximately 84,100 shares of time-based RSUs granted during the three months ended March 31, 2019 that vest at a rate of 25% per year on each of the first four anniversaries of the grant dates. There were approximately 116,326 shares RSU awards granted for the three months ended March 31, 2018, respectively. The time-based RSUs granted during the three months ended March 31, 2018 to independent members of our Board of Directors vest in equal installments on each of the first three anniversary dates of the grant date and settle on the earliest of the following events: (a) March 7, 2028; (b) death; (c) the occurrence of a Change in Control (as defined in the Amended and Restated 2014 Plan), subject to qualifying conditions; or (d) the date that is six months following the separation from service, subject to qualifying conditions.
There were 2,084 RSU awards that vested during the three months ended March 31, 2019 and no shares that vested during the three months ended March 31, 2018.
There was approximately $6.4 million and $0.7 million in unrecognized compensation expense related to RSU awards expected to vest as of March 31, 2019 and 2018, respectively. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.8 years and 2.9 years as of March 31, 2019 and 2018, respectively. We recorded approximately $0.8 million and $17,359 in non-cash compensation expense related to RSU awards during the three months ended March 31, 2019 and 2018, respectively.

17.    INCOME TAXES
The income tax benefit reflected an effective income tax rate of negative 7.1% for the three months ended March 31, 2019, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets, the benefit from stock option exercises and the benefit from a research credit. The decrease in our valuation allowance is primarily due to the book income during the year and certain indefinite lived deferred tax assets which can be offset against our indefinite lived deferred tax liabilities. The income tax provision reflected an effective income tax rate of negative 10.2% for the three months ended March 31, 2018, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets, and the benefit from a research credit.
We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of March 31, 2019, we recorded $1.1 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. We have not accrued any penalties and interest for our unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate any other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Income.
18.    SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group (the “CODM”). Our CODM consists of the Chief Executive Officer and the Chief Financial Officer. Our CODM allocates resources and measures profitability based on our operating segments, which are managed and reviewed separately, as each represents products and services that can be sold separately to our customers. Our segments are monitored by management for performance against our internal forecasts.
We have reported our financial performance based on our segments in both the current and prior periods. Our CODM determined that our operating segments for conducting business are: (a) Games, and (b) FinTech:

•
The Games segment provides solutions directly to gaming establishments to offer their patrons gaming entertainment- related experiences including: leased gaming equipment; sales of gaming equipment; gaming systems; interactive solutions; and ancillary products and services.

•
The FinTech segment provides solutions directly to gaming establishments to offer their patrons cash access-related services and products, including: access to cash at gaming facilities via ATM cash withdrawals; credit card cash access transactions and POS debit card cash access transactions; check-related services; equipment, including self-service enrollment and loyalty card printing kiosks and a marketing platform that manages and delivers a gaming operator’s marketing programs, and related maintenance services; compliance, audit and data software; casino credit data and reporting services, and other ancillary offerings.

Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we record depreciation and amortization expenses to the business segments.
Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.

The following tables present segment information (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Games
Revenues
Gaming operations	$44,286	$40,056
Gaming equipment and systems	23,087	20,154
Gaming other	54	7
Total revenues	67,427	60,217
Costs and expenses
Cost of revenues(1)
Gaming operations	4,124	4,182
Gaming equipment and systems	12,529	10,741
Gaming other	—	—
Cost of revenues	16,653	14,923

Operating expenses	14,667	12,007
Research and development	5,847	4,311
Depreciation	13,374	11,139
Amortization	13,782	13,484
Total costs and expenses	64,323	55,864
Operating income	$3,104	$4,353
(1)    Exclusive of depreciation and amortization.

	For the Three Months Ended March 31,
	2019	2018
FinTech
Revenues
Cash access services	$40,832	$38,218
Equipment	7,028	4,419
Information services and other	8,488	8,147
Total revenues	56,348	50,784
Costs and expenses
Cost of revenues(1)
Cash access services	2,697	2,231
Equipment	4,330	2,514
Information services and other	958	1,216
Cost of revenues	7,985	5,961

Operating expenses	19,981	20,180
Research and development	1,684	—
Depreciation	1,415	1,686
Amortization	2,515	2,819
Total costs and expenses	33,580	30,646
Operating income	$22,768	$20,138
(1)    Exclusive of depreciation and amortization.

	For the Three Months Ended March 31,
	2019	2018
Total Games and FinTech
Revenues	$123,775	$111,001
Costs and expenses
Cost of revenues(1)	24,638	20,884
Operating expenses	34,648	32,187
Research and development	7,531	4,311
Depreciation	14,789	12,825
Amortization	16,297	16,303
Total costs and expenses	97,903	86,510
Operating income	$25,872	$24,491
(1)    Exclusive of depreciation and amortization.

	At March 31,	At December 31,
	2019	2018
Total assets
Games	$912,747	$912,849
FinTech	719,257	635,412
Total assets	$1,632,004	$1,548,261

Major Customers. For the three months ended March 31, 2019 and 2018, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 16% and 21% of our revenues for the three months ended March 31, 2019, and 2018, respectively.
19.    SUBSEQUENT EVENTS
As of the filing date, we had not identified, and were not aware of, any subsequent event for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this filing, we refer to: (a) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements,” (b) our Unaudited Condensed Consolidated Statements of Income and Comprehensive Income as our “Statements of Income,” (c) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets,” and (d) our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “Results of Operations.” Unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” refer to Everi Holdings Inc. (“Everi Holdings,” “Holdings,” or “Everi”) together with its consolidated subsidiaries, including Everi Games Holding Inc. (“Everi Games Holding”), Everi Games Inc. (“Everi Games” or “Games”) and Everi Payments Inc. (“Everi FinTech” or “FinTech”).
Cautionary Information Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “goal,” “target,” “future,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “may,” “should,” “will,” “likely,” “will likely result,” “will continue,” “forecast,” “observe,” “strategy,” and other words and terms of similar meaning. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: our ability to generate profits in the future; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions consistent with our forecasts; expectations regarding our existing and future installed base and win per day; expectations regarding placement fee arrangements; inaccuracies in underlying operating assumptions; expectations regarding customers’ preferences and demands for future gaming offerings; expectations regarding our product portfolio; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to comply with the Europay, MasterCard and Visa global standard for cards equipped with security chip technology; our ability to introduce new products and services, including third-party licensed content; gaming establishment and patron preferences; expenditures and product development; anticipated sales performance; our ability to prevent, mitigate or timely recover from cybersecurity breaches, attacks and compromises; national and international economic conditions; changes in gaming regulatory, card association and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; technological obsolescence; our ability to comply with our debt covenants and service outstanding debt; employee turnover and other statements that are not historical facts. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized.
These cautionary statements qualify our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and the information included in our other press releases, reports and other filings with the Securities and Exchange Commission (the “SEC”). Understanding the information contained in these filings is important in order to fully understand our reported financial results and our business outlook for future periods.
Overview
Everi is a leading supplier of technology solutions for the casino gaming industry. We provide casino operators with a diverse portfolio of products, including innovative gaming machines that power the casino floor, and casino operational and management systems that include comprehensive, end-to-end financial technology solutions, critical intelligence offerings, and gaming operations efficiency technology. Everi also provides tier one land-based game content to online social and real-money markets via its Remote Game Server and operates social play for fun casinos.
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

Everi Games provides gaming operators products and services, including: (a) gaming machines primarily comprised of Class II and Class III slot machines placed under participation or fixed fee lease arrangements or sold to casino customers, including TournEvent® terminals that allow operators to switch from in-revenue gaming to out-of-revenue tournaments; (b) system software, licenses, and ancillary equipment; and (c) business-to-consumer and business-to-business interactive activities. In addition, Everi Games develops and manages the central determinant system for the video lottery terminals (“VLTs”) installed in the State of New York, and it also provides similar technology in certain tribal jurisdictions.
Everi FinTech provides gaming operators cash access and related products and services, including: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card cash access transactions, and check verification and warranty services; (b) equipment that provides cash access and efficiency-related services; (c) self-service enrollment and loyalty card printing equipment; (d) products and services that improve credit decision making, automate cashier operations, and enhance patron marketing activities for gaming establishments; (e) compliance, audit, and data solutions; and (f) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.
Trends and Developments Impacting our Business
The key trends, developments, and challenges facing us were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Except as discussed herein, during the three months ended March 31, 2019, there have been no significant changes in these trends, aside from the acquisition of certain assets of Atrient as described in “Note 4 — Business Combinations” in Part I, Item 1: Financial Statements. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends and Developments Impacting our Business” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, which is incorporated herein by reference.
Impact of ASC Topic 842 on the Comparability of Our Results of Operations
For a detailed discussion of the impact of adopting Accounting Standards Codification Topic 842 Leases (“ASC 842”), refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” and “Note 3 — Leases” in Part I, Item 1: Financial Statements, which assesses the impact on our Financial Statements of ASC 842, which applies to us as of January 1, 2019. We determined that the adoption of ASC 842 had a material impact on our Balance Sheets with the recognition of right-of-use (“ROU”) assets and lease liabilities of operating leases, however, the standard did not have a material impact on our Statements of Income.
Operating Segments
We report our financial performance based on two operating segments: (a) Games; and (b) FinTech. For additional information on our segments see “Note 18 — Segment Information” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.

Results of Operations
Three months ended March 31, 2019 compared to three months ended March 31, 2018
The following table presents our Results of Operations as reported for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 (amounts in thousands)*:

	Three Months Ended
	March 31, 2019		March 31, 2018		2019 vs 2018
	$	%	$	%	$	%

Revenues
Games revenues
Gaming operations	$44,286	36%	$40,056	36%	$4,230	11%
Gaming equipment and systems	23,087	18%	20,154	18%	2,933	15%
Gaming other	54	—%	7	—%	47	671%
Games total revenues	67,427	54%	60,217	54%	7,210	12%

FinTech revenues
Cash access services	40,832	33%	38,218	34%	2,614	7%
Equipment	7,028	6%	4,419	5%	2,609	59%
Information services and other	8,488	7%	8,147	7%	341	4%
FinTech total revenues	56,348	46%	50,784	46%	5,564	11%

Total revenues	123,775	100%	111,001	100%	12,774	12%

Costs and expenses
Games cost of revenues(1)
Gaming operations	4,124	3%	4,182	4%	(58)	(1)%
Gaming equipment and systems	12,529	10%	10,741	9%	1,788	17%
Gaming other	—	—%	—	—%	—	—%
Games total cost of revenues	16,653	13%	14,923	13%	1,730	12%

FinTech cost of revenues(1)
Cash access services	2,697	2%	2,231	2%	466	21%
Equipment	4,330	3%	2,514	2%	1,816	72%
Information services and other	958	1%	1,216	1%	(258)	(21)%
FinTech total cost of revenues	7,985	6%	5,961	5%	2,024	34%
* Rounding may cause variances.
(1) Exclusive of depreciation and amortization.

	Three Months Ended
	March 31, 2019		March 31, 2018		2019 vs 2018
	$	%	$	%	$	%

Operating expenses	34,648	29%	32,187	29%	2,461	8%
Research and development	7,531	6%	4,311	4%	3,220	75%
Depreciation	14,789	12%	12,825	12%	1,964	15%
Amortization	16,297	13%	16,303	15%	(6)	—%
Total costs and expenses	97,903	79%	86,510	78%	11,393	13%
Operating income	25,872	21%	24,491	22%	1,381	6%

Other expenses
Interest expense, net of interest income	20,400	16%	20,307	18%	93	—%
Total other expenses	20,400	16%	20,307	18%	93	—%

Income before income tax	5,472	4%	4,184	4%	1,288	31%

Income tax benefit	(388)	—%	(425)	—%	37	(9)%
Net income	$5,860	5%	$4,609	4%	$1,251	27%
* Rounding may cause variances.
Revenues
Total revenues increased by approximately $12.8 million, or 12%, to approximately $123.8 million for the three months ended March 31, 2019, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech revenues, described below.
Games revenues increased by approximately $7.2 million, or 12%, to approximately $67.4 million for the three months ended March 31, 2019, as compared to the same period in the prior year. This was primarily due to an increase in unit sales, a higher average daily win per unit on the installed base of leased gaming machines, and an increase in our interactive revenue.
FinTech revenues increased by approximately $5.6 million, or 11%, to approximately $56.3 million for the three months ended March 31, 2019, as compared to the same period in the prior year. This was primarily due to higher transaction volumes from cash access services and increased equipment sales at higher average selling prices.
Costs and Expenses
Total costs and expenses increased by approximately $11.4 million, or 13%, to approximately $97.9 million for the three months ended March 31, 2019, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses, described below.
Games cost of revenues increased by approximately $1.7 million, or 12%, to approximately $16.7 million for the three months ended March 31, 2019, as compared to the same period in the prior year. This was primarily due to the costs associated with the additional unit sales.
FinTech cost of revenues increased by approximately $2.0 million, or 34%, to approximately $8.0 million for the three months ended March 31, 2019, as compared to the same period in the prior year. This was primarily due to the costs associated with an increase in equipment sales.
Operating expenses increased by approximately $2.5 million, or 8%, to approximately $34.6 million for the three months ended March 31, 2019, as compared to the same period in the prior year. The increase was primarily driven by our Games segment due to higher advertising costs, payroll and related expenses, a write-off of certain intangible assets and inventory-related costs.

Research and development costs increased by approximately $3.2 million, or 75%, to approximately $7.5 million for the three months ended March 31, 2019, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses for both our Games and FinTech segments.
Depreciation increased by approximately $2.0 million, or 15%, to approximately $14.8 million for the three months ended March 31, 2019 as compared to the same period in the prior year. This was primarily driven by the adjustments to the remaining useful lives of certain of the gaming fixed assets related to our Games segment.
Amortization was consistent at approximately $16.3 million for the three months ended March 31, 2019, as compared to the same period in the prior year.
Primarily as a result of the factors described above, operating income increased by approximately $1.4 million, or 6%, to approximately $25.9 million for the three months ended March 31, 2019, as compared to the same period in the prior year. The operating margin was 21% for the three months ended March 31, 2019 compared to 22% for the same period in the prior year.
Interest expense, net of interest income, remained relatively consistent at approximately $20.4 million for the three months ended March 31, 2019.
Income tax benefit was consistent at approximately $0.4 million for the three months ended March 31, 2019, as compared to the same period in the prior year. The income tax benefit reflected an effective income tax rate of negative 7.1% for the three months ended March 31, 2019, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets, the benefit from stock option exercises, and the benefit from a research credit. The decrease in our valuation allowance is primarily due to the current quarter book income and certain indefinite lived deferred tax assets, which can be offset against our indefinite lived deferred tax liabilities. The income tax provision reflected an effective income tax rate of negative 10.2% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets and the benefit from a research credit.
Primarily as a result of the foregoing, net income increased by $1.3 million, or 27%, to $5.9 million and diluted EPS increased by $0.02, or 32%, to $0.08 for the three months ended March 31, 2019, as compared to the same period in the prior year.
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
For the three months ended March 31, 2019, other than the adoption of ASC 842, there were no changes to the critical accounting policies and estimates discussed in our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Goodwill. We had approximately $673.4 million of goodwill on our Balance Sheets at March 31, 2019 resulting from acquisitions of other businesses. We test for impairment annually on a reporting unit basis at the beginning of our fourth fiscal quarter, or more often under certain circumstances. Our reporting units are identified as operating segments or one level below and we evaluate our reporting units at least annually.
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
Property, Equipment, Leased Assets, and Other Intangible Assets. We have approximately $113.1 million in net property, equipment, and leased assets and approximately $293.0 million in net unamortized other intangible assets on our Balance Sheets at March 31, 2019. Such assets are stated at cost, less accumulated depreciation or amortization, computed primarily using the straight-line method over the estimated useful lives of such assets. We apply judgment in the determination of the useful lives, which are generally based on the nature of the assets and the underlying contractual obligations for certain assets.
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
The guidance in ASC 606 requires that we disclose significant judgments and estimates used in determination of our revenue recognition policy disclosed in “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies,” including those related to determination of performance obligations, the timing of satisfaction of such performance obligations, and the stand-alone selling price of each identified performance obligation. The critical judgments that we are required to make in our assessment of contracts with customers and which may have a material impact on the amount or timing of revenue recognized include:

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

Recent Accounting Guidance
For a description of our recently adopted accounting guidance and recent accounting guidance not yet adopted, see “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies — Recent Accounting Guidance” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Overview
The following table presents selected balance sheet information and an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At March 31,	At December 31,
	2019	2018
Balance sheet data
Total assets	$1,632,004	$1,548,261
Total borrowings	1,162,007	1,163,216
Total stockholders’ deficit	(95,802)	(108,895)
Cash available
Cash and cash equivalents	$139,857	$297,532
Settlement receivables	259,288	82,359
Settlement liabilities	(354,402)	(334,198)
Net cash position(1)	44,743	45,693
Undrawn revolving credit facility	35,000	35,000
Net cash available(1)	$79,743	$80,693

(1)
Non-GAAP measure. In order to enhance investor understanding of our cash balance, we are providing in this Quarterly Report on Form 10-Q net cash position and net cash available, which are not measures of our financial performance or position under GAAP. Accordingly, these measures should not be considered in isolation or as a substitute for, and should be read in conjunction with, our cash and cash equivalents prepared in accordance with GAAP. We define (a) net cash position as cash and cash equivalents plus settlement receivables less settlement liabilities, and (b) net cash available as net cash position plus undrawn amounts available under our Revolving Credit Facility (defined herein). We present net cash position because our cash position, as measured by cash and cash equivalents, depends upon changes in settlement receivables and the timing of payments related to settlement liabilities. As such, our cash and cash equivalents can change substantially based upon the timing of our receipt of payments for settlement receivables and payments we make to customers for our settlement liabilities. We present net cash available as management monitors this amount in connection with its forecasting of cash flows and future cash requirements, both on a short-term and long-term basis.

Cash Resources
Our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at March 31, 2019 included cash in non-U.S. jurisdictions of approximately $26.0 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and as a result of the Tax Cut and Jobs Act of 2017 Tax Act, enacted on December 22, 2017, we will not be subject to additional taxation if we repatriate foreign funds to the United States, except for potential withholding tax.

We expect that cash provided by operating activities will be sufficient for our operating and debt servicing needs during the foreseeable future. If not, we have sufficient borrowings available under our senior secured revolving credit facility and senior secured term loan facility (collectively, the “Credit Facilities”) to meet additional funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly-available information. Based upon that information, we believe there is not a likelihood that any of our lenders might not be able to honor their commitments under the Credit Agreement.
We provide cash settlement services to gaming establishments related to our cash access services, which involve the movement of funds between various parties involved in these types of transactions. We receive reimbursement from the patron’s credit or debit card issuing financial institution for the amount owed to the gaming establishment plus the fee charged to the patron. These activities result in amounts due to us at the end of each business day that we generally recover over the next few business days, which are classified as settlement receivables on our Balance Sheets. As of March 31, 2019, we had $259.3 million in settlement receivables. In addition, cash settlement services result in amounts due to gaming establishments for the cash disbursed to patrons through the issuance of a negotiable instrument or through electronic settlement for the face amount provided to patrons that we generally remit over the next few business days, which are classified as settlement liabilities on our Balance Sheets. As of March 31, 2019, we had $354.4 million in settlement liabilities. As the timing of cash received from cash settlement services may differ, the total amount of cash held by us will fluctuate throughout the year.
Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Three Months Ended March 31,		2019 vs 2018
	2019	2018	Change
Cash flow activities
Operating activities	$(112,188)	$32,751	$(144,939)
Investing activities	(47,490)	(30,910)	(16,580)
Financing activities	2,621	2,000	621
Effect of exchange rates on cash	(343)	147	(490)
Cash, cash equivalents and restricted cash
Net (decrease) increase for the period	(157,400)	3,988	(161,388)
Balance, beginning of the period	299,181	129,604	169,577
Balance, end of the period	$141,781	$133,592	$8,189
Cash flows used in operating activities increased by $144.9 million for the three months ended March 31, 2019, as compared to the same period in the prior year. This was primarily attributable to changes in operating assets and liabilities associated with cash settlement receivables and liabilities within our FinTech segment.
Cash flows used in investing activities increased by $16.6 million for the three months ended March 31, 2019, as compared to the same period in the prior year. This was primarily attributable to the acquisition of certain loyalty related assets that is expected to enhance our offerings from our FinTech segment.
Cash flows provided by financing activities increased by $0.6 million for the three months ended March 31, 2019, as compared to the same period in the prior year. This was primarily attributable to additional proceeds from the exercise of stock options.
Long-Term Debt
For additional information regarding our credit agreement and other debt as well as interest rate risk refer to Part I, Item 3: Quantitative and Qualitative Disclosures about Market Risk and “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements.
Contractual Obligations
There were no material changes in our commitments under contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, aside from the cash consideration and contingent consideration payable to Atrient as discussed in “Note 4 — Business Combinations” in Part I, Item 1: Financial Statements.
We are subject to claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

Off-Balance Sheet Arrangements
We have commercial arrangements with third party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Income, were $1.7 million for the three months ended March 31, 2019 and 2018. We are exposed to interest rate risk to the extent that the applicable federal funds rate increases.
Under these agreements, the currency supplied by third party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balances of ATM cash utilized by us from the third party vendors were $267.0 million and $224.7 million as of March 31, 2019 and December 31, 2018, respectively.
The primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, with Wells Fargo Bank, N.A. (“Wells Fargo”) provides us with cash in the maximum amount of $300.0 million with the ability to increase the amount by $75 million over a 5-day period for special occasions, such as the period around New Year’s Day. The agreement currently expires on June 30, 2021 and will automatically renew for additional one-year periods unless either party provides a 90-day written notice of its intent not to renew.
We are responsible for any losses of cash in the ATMs under this agreement, and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three months ended March 31, 2019 and 2018.
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
In the normal course of business, we have commercial arrangements with third party vendors to provide cash for certain of our ATMs. Under the terms of these agreements, we pay a monthly cash usage fee based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the applicable federal funds rate increases. The outstanding balance of ATM cash utilized by us from third party vendors was $267.0 million as of March 31, 2019; therefore, each 1% increase in the applicable federal funds rate would have approximately a $2.7 million impact on income before tax over a 12‑month period.
The Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the Credit Facilities paid using on a base rate or LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to do so for various maturities. The weighted average interest rate on the Credit Facilities was 5.50% for the three months ended March 31, 2019. Based upon the outstanding balance on the Credit Facilities of $805.7 million as of March 31, 2019, each 1% increase in the applicable LIBOR would have an $8.1 million impact on interest expense over a 12-month period. The interest rate for the 2017 Unsecured Notes is fixed; therefore, an increase in LIBOR rates does not impact the related interest expense. At present, we do not hedge the risk related to the changes in the interest rate; however, we continue to evaluate such interest rate exposure.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2019
In connection with the adoption of ASC 842, we assessed the impact and applied changes to our internal control over financial reporting to update additional control procedures with respect to the preparation of our financial information.
Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

Information regarding the Company’s legal proceedings may be found in “Note 13 — Commitments and Contingencies” of Part I, Item 1: Financial Statements.
Item 1A. Risk Factors.
We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Information Regarding Forward-Looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying Financial Statements, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases and Withholding of Equity Securities

	Total Number of Shares Purchased (1) (in thousands)	Average Price per Share (2)
Tax Withholdings
1/1/19 - 1/31/19	0.5	$5.39
2/1/19 - 2/28/19	0.5	$6.83
3/1/19 - 3/31/19	1.1	$7.83
Total	2.1	$7.02

(1)
Represents withholding of vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to the restricted stock vesting. There are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum statutory withholding requirements applicable to the restricted stock vesting.

(2)	Represents the average price per share of common stock withheld from restricted stock awards on the date of withholding.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description

†*10.1	Employment Agreement with Harper H. Ko (effective December 29, 2017).

†*10.2	Form of Indemnification Agreement between Holdings and each of its executive officers and directors.

†10.3	Holdings Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 25, 2018).

†10.4
First Amendment to Amended and Restated Employment Agreement with Michael Rumbolz (effective February 1, 2019) (incorporated by reference to Exhibit 10.40 of Holdings’ Annual Report on Form 10-K filed with the SEC on March 12, 2019).

†10.5
Notice of Grant of Restricted Stock Units (Time-Based) under the 2014 Equity Incentive Plan for Michael Rumbolz (effective February 1, 2019) (incorporated by reference to Exhibit 10.41 of Holdings’ Annual Report on Form 10-K filed with the SEC on March 12, 2019).

*31.1
Certification of Michael D. Rumbolz, President and Chief Executive Officer of Holdings in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2
Certification of Randy L. Taylor, Chief Financial Officer of Holdings in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

May 7, 2019		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)