Form 10-Q
period 2019-06-30
Everi Holdings Inc.
filed 2019-08-06
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
LAS VEGAS
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 1, 2019, there were 72,251,993 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except earnings per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Games revenues
Gaming operations	$45,576	$43,022	$89,862	$83,078
Gaming equipment and systems	23,412	22,278	46,499	42,431
Gaming other	391	648	445	656
Games total revenues	69,379	65,948	136,806	126,165
FinTech revenues
Cash access services	39,696	39,739	80,528	77,958
Equipment	7,835	4,765	14,863	9,183
Information services and other	12,796	8,230	21,284	16,377
FinTech total revenues	60,327	52,734	116,675	103,518
Total revenues	129,706	118,682	253,481	229,683
Costs and expenses
Games cost of revenues(1)
Gaming operations	3,726	4,211	7,850	8,393
Gaming equipment and systems	13,432	12,045	25,961	22,786
Gaming other	347	559	347	559
Games total cost of revenues	17,505	16,815	34,158	31,738
FinTech cost of revenues(1)
Cash access services	2,968	2,446	5,665	4,676
Equipment	4,597	3,426	8,927	5,940
Information services and other	970	980	1,928	2,197
FinTech total cost of revenues	8,535	6,852	16,520	12,813
Operating expenses	39,167	37,570	73,815	69,757
Research and development	6,672	4,595	14,203	8,906
Depreciation	15,258	13,701	30,047	26,526
Amortization	17,690	16,552	33,987	32,855
Total costs and expenses	104,827	96,085	202,730	182,595
Operating income	24,879	22,597	50,751	47,088
Other expenses
Interest expense, net of interest income	20,433	22,122	40,833	42,429
Loss on extinguishment of debt	—	166	—	166
Total other expenses	20,433	22,288	40,833	42,595
Income before income tax	4,446	309	9,918	4,493
Income tax benefit	(1,040)	(1,166)	(1,428)	(1,591)
Net income	5,486	1,475	11,346	6,084
Foreign currency translation	(35)	(1,058)	469	(735)
Comprehensive income	$5,451	$417	$11,815	$5,349

(1) Exclusive of depreciation and amortization.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings per share
Basic	$0.08	$0.02	$0.16	$0.09
Diluted	$0.07	$0.02	$0.15	$0.08
Weighted average common shares outstanding
Basic	71,477	69,203	70,909	68,946
Diluted	79,158	73,440	77,211	73,323

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At June 30,	At December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$123,845	$297,532
Settlement receivables	244,183	82,359
Trade and other receivables, net of allowances for doubtful accounts of $6,645 and $6,425 at June 30, 2019 and December 31, 2018, respectively	71,707	64,387
Inventory	28,588	24,403
Prepaid expenses and other assets	24,205	20,259
Total current assets	492,528	488,940
Non-current assets
Property, equipment and leased assets, net	111,093	116,288
Goodwill	673,352	640,537
Other intangible assets, net	284,347	287,397
Other receivables	13,755	8,847
Other assets	21,228	6,252
Total non-current assets	1,103,775	1,059,321
Total assets	$1,596,303	$1,548,261

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Settlement liabilities	$331,291	$334,198
Accounts payable and accrued expenses	146,387	129,238
Current portion of long-term debt	8,200	8,200
Total current liabilities	485,878	471,636
Non-current liabilities
Deferred tax liability	26,119	27,867
Long-term debt, less current portion	1,139,007	1,155,016
Other accrued expenses and liabilities	29,736	2,637
Total non-current liabilities	1,194,862	1,185,520
Total liabilities	1,680,740	1,657,156
Commitments and contingencies (Note 13)
Stockholders’ deficit
Common stock, $0.001 par value, 500,000 shares authorized and 97,005 and 95,100 shares issued at June 30, 2019 and December 31, 2018, respectively	97	95
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	312,550	298,929
Accumulated deficit	(218,111)	(229,457)
Accumulated other comprehensive loss	(1,529)	(1,998)
Treasury stock, at cost, 24,989 and 24,900 shares at June 30, 2019 and December 31, 2018, respectively	(177,444)	(176,464)
Total stockholders’ deficit	(84,437)	(108,895)
Total liabilities and stockholders’ deficit	$1,596,303	$1,548,261

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$11,346	$6,084
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	30,047	26,526
Amortization	33,987	32,855
Amortization of financing costs and discounts	1,789	3,061
Loss on sale or disposal of assets	1,121	215
Accretion of contract rights	4,318	4,178
Provision for bad debts	5,912	5,114
Deferred income taxes	(1,748)	(1,909)
Write-down of inventory and fixed assets	843	2,575
Reserve for obsolescence	670	1,053
Loss on extinguishment of debt	—	166
Stock-based compensation	4,160	4,305
Changes in operating assets and liabilities:
Settlement receivables	(161,117)	87,336
Trade and other receivables	(16,497)	(20,230)
Inventory	(4,570)	(2,359)
Other assets	(18,500)	1,977
Settlement liabilities	(3,478)	(99,859)
Other liabilities	24,060	(1,857)
Net cash (used in) provided by operating activities	(87,657)	49,231
Cash flows from investing activities
Capital expenditures	(45,683)	(57,936)
Acquisition	(20,000)	—
Proceeds from sale of fixed assets	50	79
Placement fee agreements	(11,648)	(10,117)
Net cash used in investing activities	(77,281)	(67,974)
Cash flows from financing activities
Repayments of credit facilities	(17,700)	(4,100)
Debt issuance costs and discounts	—	(1,276)
Proceeds from exercise of stock options	9,450	6,373
Purchase of treasury stock	(980)	(47)
Net cash (used in) provided by financing activities	(9,230)	950
Effect of exchange rates on cash	714	(620)
Cash, cash equivalents and restricted cash
Net decrease for the period	(173,454)	(18,413)
Balance, beginning of the period	299,181	129,604
Balance, end of the period	$125,727	$111,191

See notes to unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2019	2018
Supplemental cash disclosures
Cash paid for interest	$39,549	$42,844
Cash paid for income tax, net of refunds	293	222
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$3,321	$2,650
Accrued and unpaid placement fees added during the year	585	—
Transfer of leased gaming equipment to inventory	7,637	4,519
Operating lease ROU assets obtained in exchange for lease obligations	15,132	—
Acquisition-related items
Fair value of assets acquired	50,240	—
Cash paid	20,000	—
Accrued and unpaid liability for loyalty acquisition	27,556	—
Liabilities assumed	2,684	—

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock— Series A		Additional	Retained Earnings	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Treasury Stock	Total Deficit

Balance, January 1, 2018	93,120	$93	$282,070	$(246,202)	$(253)	$(176,341)	$(140,633)
Net income	—	—	—	4,609	—	—	4,609
Cumulative adjustment related to adoption of ASC 606	—	—	—	4,389	—	—	4,389
Foreign currency translation	—	—	—	—	324	—	324
Stock-based compensation expense	—	—	2,350	—	—	—	2,350
Exercise of options	707	1	4,298	—	—	—	4,299
Restricted share vesting and withholding	5	—	—	—	—	(38)	(38)
Balance, March 31, 2018	93,832	$94	$288,718	$(237,204)	$71	$(176,379)	$(124,700)
Net income	—	—	—	1,475	—	—	1,475
Foreign currency translation	—	—	—	—	(1,059)	—	(1,059)
Stock-based compensation expense	—	—	1,955	—	—	—	1,955
Exercise of options	575	—	2,076	—	—	—	2,076
Restricted share vesting and withholding	1	—	—	—	—	(9)	(9)
Balance, June 30, 2018	94,408	$94	$292,749	$(235,729)	$(988)	$(176,388)	$(120,262)

Balance, January 1, 2019	95,100	$95	$298,929	$(229,457)	$(1,998)	$(176,464)	$(108,895)
Net income	—	—	—	5,860	—	—	5,860
Foreign currency translation	—	—	—	—	504	—	504
Stock-based compensation expense	—	—	1,773	—	—	—	1,773
Exercise of options	864	1	4,970	—	—	—	4,971
Restricted share vesting and withholding	2	—	—	—	—	(15)	(15)
Balance, March 31, 2019	95,966	$96	$305,672	$(223,597)	$(1,494)	$(176,479)	$(95,802)
Net income	—	—	—	5,486	—	—	5,486
Foreign currency translation	—	—	—	—	(35)	—	(35)
Stock-based compensation expense	—	—	2,387	—	—	—	2,387
Exercise of options	764	1	4,491	—	—	—	4,492
Restricted share vesting and withholding	275	—	—	—	—	(965)	(965)
Balance, June 30, 2019	97,005	$97	$312,550	$(218,111)	$(1,529)	$(177,444)	$(84,437)

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

1.     BUSINESS
Everi Holdings Inc. (“Everi Holdings,” “Holdings,” or “Everi”) is a holding company, the assets of which are the issued and outstanding shares of capital stock of each of Everi Games Holding Inc. (“Everi Games Holding”), which owns all of the issued and outstanding shares of capital stock of Everi Games Inc. (“Everi Games” or “Games”), and Everi Payments Inc. (“Everi Payments,” “Everi FinTech,” or “FinTech”). Unless otherwise indicated, the terms the “Company,” “we,” “us,” and “our” refer to Everi Holdings together with its consolidated subsidiaries.
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
Everi Games provides gaming operators products and services, including: (a) gaming machines primarily comprised of Class II and Class III slot machines placed under participation or fixed fee lease arrangements or sold to casino customers, including TournEvent® terminals that allow operators to switch from in-revenue gaming to out-of-revenue tournaments; (b) system software, licenses, and ancillary equipment; and (c) business-to-consumer (“B2C”) and business-to-business (“B2B”) interactive activities. In addition, Everi Games develops and manages the central determinant system for the video lottery terminals (“VLTs”) installed in the State of New York, and it also provides similar technology in certain tribal jurisdictions.
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
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Other than the adoption of the Financial Accounting Standard Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02 (“Leases”) and all subsequent amendments (collectively, “Accounting Standards Codification 842,” or “ASC 842”), there have been no changes to our basis of presentation and significant accounting policies since the most recent filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Significant Judgments
We apply judgments or estimates to determine the performance obligations and the Stand-Alone Selling Price (“SSP”) of each identified performance obligation. The establishment of SSP requires judgment as to whether there is a sufficient quantity of items sold or renewed on a stand-alone basis and those prices demonstrate an appropriate level of concentration to conclude that an SSP exists. The SSP of our goods and services is generally determined based on observable prices, an adjusted market assessment approach, or an expected cost plus margin approach. We utilize a residual approach only when the SSP for performance obligations with observable prices has been established and the remaining performance obligation in the contract with a customer does not have an observable price as it is uncertain or highly variable and, therefore, is not discernible.
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
Contract Combinations — Multiple Promised Goods and Services
Our contracts may include various performance obligations for promises to transfer multiple goods and services to a customer, especially since our Games and FinTech businesses may enter into multiple agreements with the same customer that meet the criteria to be combined for accounting purposes under ASC 606. When this occurs, an SSP will be determined for each performance obligation in the combined arrangement, and the consideration will be allocated between the respective performance obligations. We use our judgment to analyze the nature of the promises made and determine whether each is distinct or should be combined with other promises in the contract based on the level of integration and interdependency between the individual deliverables.
Disaggregation of Revenues
We disaggregate revenues based on the nature and timing of the cash flows generated by such revenues as presented in “Note 18 — Segment Information.”
Outbound Freight Costs, Installation and Training
Upon transferring control of goods to a customer, the shipping and handling costs in connection with sale transactions are generally accounted for as fulfillment costs and included in cost of revenues.
Our performance of installation and training services relating to the sales of gaming equipment and systems and FinTech equipment, with the exception of installation and training services related to the loyalty kiosks and related equipment included in information services and other in our Statements of Income, does not modify the software or hardware in those equipment and systems. Such installation and training services are generally immaterial in the context of the contract; and therefore, such items do not represent a separate performance obligation.

Costs to Acquire a Contract with a Customer
We typically incur incremental costs to acquire customer contracts in the form of sales commissions. We evaluate such costs for groups of contracts with similar characteristics based on the nature of the transactions. If recognized, the asset related to the incremental costs to acquire customer contracts would be amortized within one year or less and, as a result, we elected to utilize the practical expedient set forth in ASC 340 (“Contract Costs - Incremental Costs of Obtaining a Contract”) to expense these amounts as incurred.
Contract Balances
Since our contracts may include multiple performance obligations, there is often a timing difference between cash collections and the satisfaction of such performance obligations and revenue recognition. Such arrangements are evaluated to determine whether contract assets and liabilities exist. We generally record contract assets when the timing of cash collections differs from when revenue is recognized due to contracts containing specific performance obligations that are required to be met prior to a customer being invoiced. We generally record contract liabilities when cash is collected in advance of us satisfying performance obligations, including those that are satisfied over a period of time.
The following table summarizes our contract assets and contract liabilities arising from contracts with customers:

Six Months Ended
June 30, 2019

Contract assets(1)
Balance at January 1	$11,310
Balance at June 30	13,403
Increase	$2,093

Contract liabilities(2)
Balance at January 1	$15,470
Balance at June 30	30,028
Increase	$14,558

(1)	The current portion of contract assets is included within trade and other receivables, net, and the non-current portion is included within other receivables in our Balance Sheets.

(2)
The current portion of contract liabilities is included within accounts payable and accrued expenses, and the non-current portion is included within other accrued expenses and liabilities in our Balance Sheets.

We recognized revenue of approximately $9.1 million that was included in the beginning contract liability balance during the six months ended June 30, 2019.
Games Revenues
Our Games products and services include commercial products, such as Native American Class II products and other bingo products, Class III products, video lottery terminals, accounting and central determinant systems, B2C and B2B interactive activities, and other back office systems. We conduct our Games segment business based on results generated from the following major revenue streams: (a) Gaming Operations; (b) Gaming Equipment and Systems; and (c) Gaming Other.
Gaming Operations
Games revenues are primarily generated by our gaming operations under placement, participation, and development arrangements in which we provide our customers with player terminals, including TournEvent® terminals that allow operators to switch from in-revenue gaming to out-of-revenue tournaments, player terminal-content licenses, local-area progressive machines, and back-office equipment, collectively referred to herein as leased gaming equipment. We evaluate the recognition of lease revenues based on criteria set forth in ASC 842. Generally, under these arrangements, we retain ownership of the machines installed at customer facilities. We receive recurring revenue generally based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. Revenues from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day. Gaming operations revenues generated by leased gaming equipment deployed at sites under development or placement fee agreements give rise to contract rights, which are amounts recorded to intangible assets for dedicated floor space resulting from such agreements. The gaming operations revenues generated by these arrangements are reduced by the accretion of contract rights, which represents the related amortization of the contract rights recorded in connection with such agreements. Gaming operations lease revenues accounted for under ASC 842 are generally short-term in nature with payment terms ranging from 30 to 90 days. We recognized lease revenues of approximately $33.8 million and $67.6 million for the three and six months ended June 30, 2019, respectively, and approximately $35.5 million and $68.7 million for the three and six months ended June 30, 2018, respectively.
Gaming operations revenues include amounts generated by Wide Area Progressive (“WAP”) systems, which are recognized under ASC 606. WAP consists of linked slot machines located in multiple casino properties that are connected to a central system. WAP-based gaming machines have a progressive jackpot administered by us that increases with every wager until a player wins the top award combination. Casino operators pay us a percentage of the coin-in (the total amount wagered), a percentage of net win, or a combination of both for services related to the design, assembly, installation, operation, maintenance, administration, and marketing of the WAP offering. The gaming operations revenues with respect to WAP machines represent a separate performance obligation. Such revenues are recognized over time as earned and the customer simultaneously receives and consumes the benefits as the performance obligations occur. These arrangements are generally short-term in nature with a majority of invoices payable within 30 to 90 days. Such revenues are presented in the Statements of Income, net of the jackpot expense, which are composed of incremental amounts funded by a portion of coin-in from the players. At the time a jackpot is won by a player, an additional jackpot expense is recorded in connection with the base seed amount required to fund the minimum level as set forth in the WAP arrangements with the casino operators.
Gaming operations revenues include amounts received in connection with our relationship with the New York State Gaming Commission (the “NYSGC”) to provide an accounting and central determinant system for the VLTs in operation at licensed State of New York gaming facilities. Pursuant to our agreement with the NYSGC, we receive a portion of the network-wide net win (generally, cash-in less prizes paid) per day in exchange for the provision and maintenance of the central determinant system and recognize revenue over time in accordance with ASC 606 as the customer simultaneously receives and consumes the benefits as the performance obligations occur. We also provide the central determinant system technology to Native American tribes in other licensed jurisdictions, for which we receive a portion of the revenue generated from the VLTs connected to the system. These arrangements are generally short-term in nature with payments due monthly.
Gaming operations revenues include amounts generated by our Interactive offering comprised of B2C and B2B activities. Our B2C operations relate to games offered directly to consumers for play with virtual currency, which can be purchased through our web and mobile applications. Control transfers, and we recognize revenues over time in accordance with ASC 606 from player purchases of virtual currency, as it is consumed for game play, which is based on a historical data analysis. Our B2B operations relate to games offered to online business partners, including social and regulated real money casinos that offer the games to consumers. Our B2B arrangements primarily provide access to our game content, and revenue is recognized over time in accordance with ASC 606 as the control transfers upon the online business partners’ daily access to such content based on either a flat fee or revenue share arrangements with the social and regulated real money casinos. The customer simultaneously receives and consumes the benefits as the performance obligations occur.
Gaming Equipment and Systems
Gaming equipment and systems revenues are derived from the sale of some combination of: (a) gaming equipment and player terminals, including TournEvent® terminals; (b) game content; (c) license fees; and (d) ancillary equipment. Such arrangements are predominately short-term in nature with payment terms ranging from 30 to 180 days, and with certain agreements providing for extended payment terms, ranging from 12 to 24 months. Each contract containing extended payment terms over a period of 12 months is evaluated for the presence of a financing component. For those arrangements in which the financing component is determined to be significant to the contact, the transaction price is adjusted for the time value of money. Generally, our contracts with customers do not contain a financing component that has been determined to be significant to the contract. Performance obligations for gaming equipment and systems arrangements include gaming equipment, player terminals, content, system software, license fees, ancillary equipment, or various combinations thereof. Gaming equipment and systems revenues are recognized at a point in time when control of the promised goods and services transfers to the customer, which is generally upon shipment or delivery pursuant to the terms of the contract. The performance obligations are generally satisfied at the same time or within a short period of time.

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
FinTech Revenues
Cash Access Services
Cash access services revenues are generally comprised of the following distinct performance obligations: cash advance, ATM, and check services. We do not control the cash advance and ATM services provided to a customer and, therefore, we are acting as an agent whose performance obligation is to arrange for the provision of these services. Our cash access services involve the movement of funds between the various parties associated with cash access transactions and give rise to settlement receivables and settlement liabilities, both of which are settled in days following the transaction.
Cash advance revenues are comprised of transaction fees assessed to gaming patrons in connection with credit card cash access and POS debit card cash access transactions. Such fees are primarily based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash access or POS debit card cash access transaction amount. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis, which generally include: (a) commission expenses payable to casino operators; (b) interchange fees payable to the network associations; and (c) processing and related costs payable to other third-party partners.
ATM revenues are primarily comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and reverse interchange fees paid to us by the patrons’ issuing banks. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis, which generally include: (a) commission expenses payable to casino operators; (b) interchange fees payable to the network associations; and (c) processing and related costs payable to other third-party partners.
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
Equipment
Equipment revenues are derived from the sale of our cash access kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet definition of a sales type or direct financing lease which are accounted for under ASC 842. Revenues are recognized at a point in time when control of the promised goods and services transfers to the customer generally upon shipment or delivery pursuant to the terms of the contract. The sales contracts are generally short-term in nature with payment terms ranging from 30 to 90 days. The sales contracts accounted for under ASC 842 were approximately $2.6 million in aggregate revenue for the three and six months ended June 30, 2019, and none occurred in 2018.
In addition, equipment revenues are derived from the sale of our loyalty kiosks and related equipment. Revenues are recognized at a point in time when control of the promised goods and services transfers to the customer generally upon installation and customer acceptance based on connectivity to a casino management system pursuant to the terms of the contract. These sales contracts are generally short-term in nature with payment terms ranging from 30 to 90 days.
Information Services and Other
Information services and other revenues include amounts derived from our cash access, loyalty kiosk, compliance, and loyalty related revenue streams from the sale of: (a) software licenses, software subscriptions, professional services, and certain other ancillary fees; (b) service-related fees associated with the sale, installation, training, and maintenance of equipment directly to our customers under contracts, which are generally short-term in nature with payment terms ranging from 30 to 90 days, secured by the related equipment; (c) credit worthiness-related software subscription services that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated; and (d) ancillary marketing, database, and Internet-based gaming-related activities.
Our software represents a functional right-to-use license, and the revenues are recognized as earned at a point in time. Subscription services are recognized over a period of time using an input method based on time elapsed as we transfer the control ratably by providing a stand-ready service. Professional services, training, and other revenues are recognized over a period of time using an input method based on time elapsed as services are provided, thereby reflecting the transfer of control to the customer.
Restricted Cash
Our restricted cash primarily consists of: (a) deposits held in connection with a sponsorship agreement; (b) WAP-related restricted funds; and (c) Internet-related cash access activities. The current portion of restricted cash, which is included in prepaid expenses and other assets, was approximately $1.8 million and $1.5 million as of June 30, 2019 and December 31, 2018, respectively. The non-current portion of restricted cash, which is included in other assets, was approximately $0.1 million as of June 30, 2019 and December 31, 2018. The current portion of restricted cash was approximately $0.9 million as of June 30, 2018 and December 31, 2017, and the non-current portion of restricted cash was approximately $0.1 million as of June 30, 2018 and December 31, 2017.
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2019 and December 31, 2018, the fair value of notes receivable, net approximated the carrying value due to contractual terms of trade and loans receivable generally being under 24 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
June 30, 2019
Term loan	2	$790,079	$790,000
Senior unsecured notes	1	$395,625	$375,000
December 31, 2018
Term loan	2	$784,479	$807,700
Senior unsecured notes	1	$354,863	$375,000
The term loan facility was reported at fair value using a Level 2 input, as there were quoted prices in markets that were not considered active as of June 30, 2019 and December 31, 2018. The senior unsecured notes were reported at fair value using a Level 1 input, as there were quoted prices in markets that were considered active as of June 30, 2019 and December 31, 2018.
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
In June 2016, the FASB issued ASU No. 2016-13, which provides updated guidance on how an entity should measure credit losses on financial instruments. The new guidance replaces the current incurred loss measurement methodology with a lifetime expected loss measurement methodology. Subsequently, in November 2018 the FASB issued ASU No. 2018-19, which clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20, but should rather be accounted for in accordance with ASC 842. In May 2019, the FASB issued ASU No. 2019-05 providing targeted transition relief to all reporting entities within the scope of Topic 326. The new standard and related amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance is expected to be applied using a modified retrospective approach for the cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective and using a prospective approach for debt securities for which any other-than-temporary impairment had been recognized before the effective date. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting this guidance on our Financial Statements.
As of June 30, 2019, we do not anticipate that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

3.    LEASES

We determine if a contract is, or contains, a lease at the inception, or modification, of a contract based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of an asset is predicated upon the notion that a lessee has both the right to (a) obtain substantially all of the economic benefit from the use of the asset; and (b) direct the use of the asset.
Operating lease ROU assets and liabilities are recognized based on the present value of minimum lease payments over the expected lease term at commencement date. Lease expense is recognized on a straight-line basis over the expected lease term. Our lease arrangements have both lease and non-lease components. For leases in which the Company is the lessee, it accounts for the lease and non-lease elements as a single lease component for the various classes of underlying assets, primarily real estate that consists of buildings for office space and warehouses for manufacturing purposes. For leases in which the Company is the lessor, it accounts for the lease and non-lease elements as a single lease component, primarily electronic gaming machines (“EGMs”).
Certain of our lease arrangements contain options to renew with terms that generally have the ability to extend the lease term to a range of approximately 1 to 15 years. The exercise of lease renewal options is generally at our sole discretion. The depreciable life of leased assets and leasehold improvements are limited by the expected term of such assets, unless there is a transfer of title or purchase option reasonably certain to be exercised.
Lessee

We enter into operating lease agreements for real estate purposes that generally consist of buildings for office space and warehouses for manufacturing purposes. Certain of our lease agreements consist of rental payments that are periodically adjusted for inflation. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. Our lease agreements do not generally provide explicit rates of interest; therefore, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. Leases with an expected term of 12 months or less are not accounted for on our Balance Sheets.
Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At June 30, 2019
Assets
Operating lease ROU assets	Other assets, non-current	$12,812
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$5,323
Non-current operating lease liabilities	Other accrued expenses and liabilities	$11,116
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$1,524	$2,958
Operating lease ROU assets obtained in exchange for lease obligations(1)	$—	$15,132

(1)
The amount includes approximately $14.1 million of operating lease ROU assets obtained in exchange for existing lease obligations and approximately $1.0 million of operating lease ROU assets obtained in exchange for new lease obligations entered into during the six months ended June 30, 2019, excluding amortization for the period. There were no new operating lease ROU assets obtained in exchange for lease obligations during the three months ended June 30, 2019.

Other information related to lease terms and discount rates is as follows:

At June 30, 2019
Weighted average remaining lease term (in years)	3.1
Weighted average discount rate	5.25%

Components of lease expense are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease Cost:
Operating lease cost	$1,331	$2,275
Variable lease cost	$400	$839

Maturities of lease liabilities are summarized as follows as of June 30, 2019 (in thousands):

Year ending December 31,	Amount
2019 (excluding the six months ended June 30, 2019)	$3,003
2020	6,131
2021	4,955
2022	2,710
2023	1,010
Thereafter	—
Total future minimum lease payments	$17,809
Amount representing interest	1,370
Present value of future minimum lease payments	$16,439
Current operating lease obligations	5,323
Long-term lease obligations	$11,116

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under the previous lease accounting, maturities of lease liabilities were as follows as of December 31, 2018 (in thousands):

Year ending December 31,	Amount
2019	$5,570
2020	5,680
2021	4,598
2022	2,799
2023	1,074
Thereafter	—
Total future minimum lease payments	$19,721

Lessor
We generate lease revenues primarily from our gaming operations activities. Under these arrangements, we retain ownership of the EGMs installed at customer facilities. We receive recurring revenues based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. Revenues from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day. Certain of our leases have terms and conditions with options for a lessee to purchase the underlying assets. The cost of property and equipment the Company is leasing to third-parties as of June 30, 2019 is approximately $174.5 million, which includes accumulated depreciation of approximately $97.9 million.
In addition, we generated lease revenue from sales-type leases in the FinTech segment in the amount of approximately $2.6 million for the three and six months ended June 30, 2019. Our interest income recognized in connection with sales-type leases is immaterial.

Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At June 30, 2019
Assets
Net investment in sales-type leases - current	Trade and other receivables, net	$882
Net investment in sales-type leases - non-current	Other receivables	$1,655

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
Atrient, Inc.
On March 8, 2019, we acquired certain assets of Atrient, Inc. (“Atrient”), a privately held company that develops and distributes hardware and software applications to gaming operators to enhance gaming patron loyalty, in an asset purchase agreement. This acquisition includes existing contracts with gaming operators, technology, and intellectual property that allow us to provide gaming operators a self-service enrollment and loyalty card printing kiosk, a mobile application to offer a gaming operator’s patrons additional flexibility in accessing casino promotions, and a marketing platform that manages and delivers a gaming operator’s marketing programs through these patron interfaces. This acquisition expands our financial technology solutions offerings within our FinTech segment. Under the terms of the asset purchase agreement, we paid the Seller $20 million at the closing of the transaction and will pay an additional $10 million one year following the closing and another $10 million two years following the date of closing. In addition, we expect that an additional $10 million in contingent consideration will be earned by the Seller based upon the achievement of certain revenue targets over the first two years post-closing. We expect the total consideration for this acquisition, inclusive of the contingent consideration, to be approximately $50 million. The acquisition did not have a significant impact on our results of operations or financial condition.
The total purchase consideration for certain assets of Atrient was as follows (in thousands):

Amount
Purchase consideration
Cash consideration paid at closing	$20,000
Cash consideration to be paid in subsequent periods (at fair value)	18,528
Total cash consideration	38,528
Contingent consideration (at fair value)	9,028
Total purchase consideration	$47,556
The transaction was recorded using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the closing date of the transaction. The excess of the fair value of the purchase consideration over those fair value amounts was recorded as goodwill, which will be amortized over a period of 15 years for tax purposes. The goodwill recognized is primarily attributable to the income potential from the expansion of our footprint in the gaming space by enhancing our existing financial technology solution portfolio to add new touch-points for gaming patrons at customer locations and a new player loyalty and marketing-focused business line, assembled workforce, among other strategic benefits.
The estimates and assumptions incorporated included the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as the Company finalizes its purchase price accounting. The significant items for which a final fair value has not been determined include, but are not limited to: the valuation and estimated useful lives of intangible assets, contract liabilities, including deferred and unearned revenues, and deferred income taxes. We do not expect our fair value determinations to materially change; however, there may be differences between the amounts recorded at the closing date of the transaction and the final fair value analysis, which we expect to complete no later than the first quarter of 2020.

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
Receivables acquired of approximately $1.8 million were short-term in nature and considered to be collectible, and therefore, the carrying amounts of these assets were determined to represent their fair values. Inventory acquired of approximately $1.0 million consisted of raw materials and finished goods and was fair valued based on the estimated net realizable value of these assets. Property, equipment, and leased assets acquired were not material in size or scope, and the carrying amounts of these assets represented their fair values. The operating lease ROU assets of approximately $0.2 million were recorded at their fair values based on the present value of future lease payments discounted by utilizing our incremental borrowing rate.
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
The financial results included in our Statements of Income since the acquisition date reflected revenues of approximately $4.9 million and $5.4 million for the three and six months ended June 30, 2019, respectively. Net income was approximately $1.4 million, including acquisition-related costs of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively.
The unaudited pro forma financial data with respect to the revenue and earnings on a consolidated basis as if the acquisition of certain assets of Atrient occurred on January 1, 2018 included revenues of approximately $129.7 million and $256.4 million and net income of approximately $5.5 million and $11.7 million for the three and six months ended June 30, 2019, respectively; revenues of approximately $121.0 million and $235.6 million; and net income of approximately $1.1 million and $6.4 million for the three and six months ended June 30, 2018, respectively.

5.    FUNDING AGREEMENTS
Commercial Cash Arrangements
We have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Income, were approximately $1.9 million and $3.7 million for the three and six months ended June 30, 2019, respectively, and approximately $2.0 million and $3.7 million for the three and six months ended June 30, 2018, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balances of ATM cash utilized by us from the third-parties were approximately $243.9 million and $224.7 million as of June 30, 2019 and December 31, 2018, respectively.
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
We are responsible for any losses of cash in the ATMs under this agreement, and we self‑insure for this risk. We incurred no material losses related to this self‑insurance for the three and six months ended June 30, 2019 and 2018.
Site-Funded ATMs
We operate ATMs at certain customers’ gaming establishments where the gaming establishment provides the cash required for the ATMs’ operational needs. We are required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability included within settlement liabilities in the accompanying Balance Sheets was approximately $229.8 million and $249.6 million as of June 30, 2019 and December 31, 2018, respectively.
Everi-Funded ATMs
We enter into agreements with international customers for certain of our ATMs whereby we provide the cash required to operate the ATMs. We had supplied approximately $4.4 million and $4.8 million of our cash for these ATMs as of June 30, 2019 and December 31, 2018, respectively, which represents an outstanding balance under such agreements at the end of the period. Such amounts are reported within the settlement receivables line of our Balance Sheets.
Prefunded Cash Access Agreements
Due to regulatory requirements in certain jurisdictions, some international gaming establishments require prefunding of cash to cover the outstanding settlement amounts in order for us to provide cash access services to their properties. We enter into agreements with these gaming operators for which we supply our cash access services to their properties. Under these agreements, we maintain sole discretion to either continue or cease operations as well as discretion over the amounts prefunded to the properties and may request amounts to be refunded to us, with appropriate notice to the operator, at any time. The initial prefunded amounts and subsequent amounts from the settlement of transactions are deposited into a bank account that is to be used exclusively for cash access services, and we maintain the right to monitor the transaction activity in that account. The total amount of prefunded cash outstanding was approximately $6.1 million at June 30, 2019 and December 31, 2018, and is included in the prepaid expenses and other assets line on our Balance Sheets.

6.    TRADE AND OTHER RECEIVABLES
Trade and other receivables represent short-term credit granted to customers and long-term loans receivable in connection with our Games and FinTech equipment and compliance products. Trade and loans receivables generally do not require collateral. The balance of trade and loans receivables consists of outstanding balances owed to us by gaming establishments. Other receivables include income tax receivables and other miscellaneous receivables.
The balance of trade and other receivables consisted of the following (in thousands):

	At June 30,	At December 31,
	2019	2018
Trade and other receivables, net
Games trade and loans receivables	$49,128	$53,011
FinTech trade and loans receivables	29,925	18,890
Other receivables	3,872	1,333
Net investment in sales-type leases(1)	2,537	—
Total trade and other receivables, net	85,462	73,234
Non-current portion of receivables
Games trade and loans receivables	(1,838)	(2,922)
FinTech trade and loans receivables	(10,262)	(5,925)
Net investment in sales-type leases(1)	(1,655)	—
Total non-current portion of receivables	(13,755)	(8,847)
Total trade and other receivables, current portion	$71,707	$64,387

(1)	Refer to “Note 3 — Leases” for discussion on net investment in sales-type leases recorded on the Balance Sheets as a result of the implementation of ASC 842.
At least quarterly, we evaluate the collectability of outstanding balances and establish a reserve for the amount of the expected losses on our receivables. The allowance for doubtful accounts for trade receivables was approximately $6.6 million and $6.4 million as of June 30, 2019 and December 31, 2018, respectively, and included approximately $3.6 million and $3.2 million of check warranty reserves, respectively. The provision for doubtful accounts receivable is generally included within operating expenses in the Statements of Income.
7.    INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead, and freight. The inventory is stated at the lower of cost or net realizable value and accounted for using the first in, first out method.
Inventory consisted of the following (in thousands):

	At June 30,	At December 31,
	2019	2018
Inventory
Component parts, net of reserves of $1,758 and $1,468 at June 30, 2019 and December 31, 2018, respectively	$22,765	$23,197
Work-in-progress	3,131	280
Finished goods	2,692	926
Total inventory	$28,588	$24,403

8.    PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets include the balance of prepaid expenses, deposits, debt issuance costs on our Revolving Credit Facility (defined herein), restricted cash, operating lease ROU assets, and other assets. The current portion of these assets is included in prepaid expenses and other assets and the non-current portion is included in other assets, both of which are contained within the Balance Sheets.
The balance of the current portion of prepaid expenses and other assets consisted of the following (in thousands):

	At June 30,	At December 31,
	2019	2018
Prepaid expenses and other assets
Prepaid expenses	$13,435	$8,351
Deposits	7,699	8,241
Other	3,071	3,667
Total prepaid expenses and other assets	$24,205	$20,259
The balance of the non-current portion of other assets consisted of the following (in thousands):

	At June 30,	At December 31,
	2019	2018
Other assets
Operating lease ROU assets(1)	$12,812	$—
Prepaid expenses and deposits	7,582	5,289
Debt issuance costs of revolving credit facility	557	654
Other	277	309
Total other assets	$21,228	$6,252

(1)	Refer to “Note 3 — Leases” for discussion on operating lease ROU assets recorded on the Balance Sheets as a result of the implementation of ASC 842.
9.    PROPERTY, EQUIPMENT AND LEASED ASSETS
Property, equipment and leased assets consist of the following (dollars in thousands):

		At June 30, 2019			At December 31, 2018
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, equipment, and leased assets
Rental pool - deployed	2-4	$174,511	$97,906	$76,605	$183,309	$105,038	$78,271
Rental pool - undeployed	2-4	25,994	17,283	8,711	23,825	14,680	9,145
FinTech equipment	3-5	26,747	21,156	5,591	27,285	21,000	6,285
Leasehold and building improvements	Lease Term	11,699	7,397	4,302	11,857	6,938	4,919
Machinery, office, and other equipment	2-5	43,320	27,436	15,884	46,322	28,654	17,668
Total		$282,271	$171,178	$111,093	$292,598	$176,310	$116,288
Depreciation expense related to property, equipment, and leased assets totaled approximately $15.3 million and $30.0 million for the three and six months ended June 30, 2019, respectively, and approximately $13.7 million and $26.5 million for the three and six months ended June 30, 2018, respectively.

10.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $673.4 million and $640.5 million at June 30, 2019 and December 31, 2018, respectively. Change in the amount of goodwill since December 31, 2018 is primarily attributable to the goodwill recorded as a result of the acquisition of our loyalty business during the first quarter of 2019 of approximately $32.9 million.
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
There was no impairment identified for our goodwill for the three and six months ended June 30, 2019 and 2018.
Other Intangible Assets
Other intangible assets consist of the following (dollars in thousands):

		At June 30, 2019			At December 31, 2018
	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	5	$58,941	$16,496	$42,445	$57,440	$12,178	$45,262
Customer contracts	4	60,375	47,693	12,682	51,175	46,162	5,013
Customer relationships	7	231,100	95,101	135,999	231,100	84,619	146,481
Developed technology and software	1	295,164	205,542	89,622	277,243	190,886	86,357
Patents, trademarks, and other	3	29,082	25,483	3,599	29,168	24,884	4,284
Total		$674,662	$390,315	$284,347	$646,126	$358,729	$287,397
Amortization expense related to other intangible assets was approximately $17.7 million and $34.0 million for the three and six months ended June 30, 2019, respectively, and approximately $16.6 million and $32.9 million for the three and six months ended June 30, 2018, respectively.
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
We paid approximately $6.5 million and $12.1 million in placement fees, including $0.2 million and $0.5 million of imputed interest, for the three and six months ended June 30, 2019, respectively, and approximately $5.9 million and $11.5 million in placement fees, including $0.4 million and $1.4 million of imputed interest, for the three and six months ended June 30, 2018, respectively.
11.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (in thousands):

	At June 30,	At December 31,
	2019	2018
Accounts payable and accrued expenses
Trade accounts payable	$82,010	$70,796
Contract liabilities	29,607	12,887
Payroll and related expenses	9,604	15,055
Cash access processing and related expenses	7,583	4,160
Placement fees	6,167	16,746
Operating lease liabilities(1)	5,323	—
Other	2,356	6,303
Accrued taxes	2,130	1,917
Accrued interest	1,607	1,374
Total accounts payable and accrued expenses	$146,387	$129,238

(1)	Refer to “Note 3 — Leases” for discussion on operating lease liabilities recorded on the Balance Sheets as a result of the implementation of ASC 842.
12.    LONG-TERM DEBT
The following table summarizes our outstanding indebtedness (in thousands):

	At June 30,	At December 31,
	2019	2018
Long-term debt
Senior secured term loan	$790,000	$807,700
Senior unsecured notes	375,000	375,000
Total debt	1,165,000	1,182,700
Debt issuance costs and discount	(17,793)	(19,484)
Total debt after debt issuance costs and discount	1,147,207	1,163,216
Current portion of long-term debt	(8,200)	(8,200)
Long-term debt, less current portion	$1,139,007	$1,155,016

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
The Credit Agreement governing the Credit Facilities contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The Credit Agreement governing the Credit Facilities also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio. At June 30, 2019, our consolidated secured leverage ratio was 3.10 to 1.00, with a maximum allowable ratio of 4.75 to 1.00 (which maximum allowable ratio is reduced to 4.50 to 1.00 as of December 31, 2019, 4.25 to 1.00 as of December 31, 2020, and 4.00 to 1.00 as of December 31, 2021 and each December 31 thereafter).
We were in compliance with the covenants and terms of the Credit Facilities as of June 30, 2019.
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
The Term Loan Facility had an applicable weighted average interest rate of 5.47% and 5.49% for the three and six months ended June 30, 2019, respectively.
At June 30, 2019, we had $790.0 million of borrowings outstanding under the Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the Revolving Credit Facility as of June 30, 2019.
Refinanced Senior Secured Notes
In connection with entering into the Credit Agreement, on May 9, 2017, Everi Payments redeemed in full all outstanding Refinanced Secured Notes in the aggregate principal amount of $335.0 million face value (plus accrued interest) of the Refinanced Secured Notes. As a result of the redemption, we recorded non-cash charges in the amount of approximately $1.7 million, which consisted of unamortized deferred financing fees of approximately $0.2 million and discounts of approximately $1.5 million. These fees were included in the total $14.6 million non-cash charge referred to above.
Upon the issuance of the Refinanced Secured Notes on April 15, 2015, the Company issued to CPPIB Credit Investments III Inc. (the “Purchaser”) a warrant to acquire 700,000 shares of Holdings’ common stock, with an exercise price equal to $9.88 per share, representing a 30% premium to the volume-weighted average price of Holdings’ common stock for the ten trading days prior to the issuance of the warrant. The warrant was valued at approximately $2.2 million using a modified Black-Scholes model and was accounted for as a debt discount, unamortized portion of which was subsequently written off upon redemption of the Refinanced Secured Notes. The warrant was not impacted by the May 9, 2017 redemption of the Refinanced Secured Notes and expires on the sixth anniversary of the date of issuance. The number of shares issuable pursuant to the warrant and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, mergers and certain other events.

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
In connection with the issuance of the 2017 Unsecured Notes and the redemption of the 2014 Unsecured Notes, in December 2017 we incurred a loss on extinguishment of debt of approximately $37.2 million consisting of a make-whole premium related to the satisfaction and redemption of the 2014 Unsecured Notes of approximately $26.3 million and approximately $10.9 million for the write-off of related unamortized debt issuance costs and fees.
We were in compliance with the terms of the 2017 Unsecured Notes as of June 30, 2019.
13.    COMMITMENTS AND CONTINGENCIES
There were no material changes in our commitments under contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, aside from the cash consideration and contingent consideration payable for acquisition of certain assets of Atrient as discussed in “Note 4 — Business Combinations.”
We are involved in various legal proceedings in the ordinary course of our business. While we believe resolution of the claims brought against us, both individually and in aggregate, will not have a material adverse impact on our financial condition or results of operations, litigation of this nature is inherently unpredictable. Our views on these legal proceedings, including those described below, may change in the future. We intend to vigorously defend against these actions, and ultimately believe we should prevail.
We evaluate matters and record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated in accordance with ASC 450. We evaluate legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect: (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings, and other relevant events and developments; (2) the advice and analyses of counsel; and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We currently have no accrued liabilities for outstanding legal matters.
Given there are procedural, factual, and legal issues to be resolved that could significantly affect our assessment as to the probability of liability, we are not able to reasonably estimate the size or range of the possible loss, if any, with respect to these legal proceedings.

FACTA-related matters:
Oneeb Rehman, et. al. v. Everi Payments Inc. and Everi Holdings Inc., is a putative class action matter pending in the U.S. District Court for the Southern District of Florida, Ft. Lauderdale Division filed on October 16, 2018. The original defendant was dismissed and the Company was substituted as defendant on April 22, 2019. Plaintiff, on behalf of himself and others similarly situated, alleges that Everi Payments Inc. (“Everi Payments”) and the Company have violated certain provisions of the Fair and Accurate Credit Transactions Act (FACTA). Plaintiff seeks an award of statutory damages, attorney’s fees, and costs.
Mat Jessop, et. al. v. Penn National Gaming, Inc., is a putative class action matter filed on October 15, 2018, pending in the U.S. District Court for the Middle District of Florida, Orlando Division. Everi Payments was added as a defendant on December 21, 2018. Plaintiff, on behalf of himself and others similarly situated, alleges that Penn National Gaming, Inc. (“Penn National”), has violated certain provisions of FACTA, and that Everi Payments has been unjustly enriched through the charging of service fees for transactions conducted at Penn National facilities. Plaintiff seeks injunctive relief against both parties, and an award of statutory damages, attorney’s fees, and costs.
Geraldine Donahue, et. al. v. Everi Payments Inc., et. al., is a putative class action matter filed on December 12, 2018, in Cook County, Illinois. The original defendant was dismissed and the Company was substituted as defendant on April 22, 2019. The matter was subsequently removed on May 31, 2019 to the U.S. District Court for the Northern District of Illinois. Plaintiff, on behalf of himself and others similarly situated, alleges that Everi Payments and the Company have violated certain provisions of FACTA. Plaintiff seeks an award of statutory damages, attorney’s fees, and costs.
NRT matter:
NRT Technology Corp., et. al. v. Everi Holdings Inc., et. al., is a civil action filed on April 30, 2019 against the Company and Everi Payments in the United States District Court for the District of Delaware alleging monopolization of the market for unmanned, integrated kiosks in violation of federal antitrust laws, fraudulent procurement of patents on functionality related to such unmanned, integrated kiosks and sham litigation related to prior litigation brought by Everi Payments (operating as Global Cash Access Inc.) against the plaintiffs. Plaintiffs seek compensatory damages, trebled damages and injunctive and declaratory relief.
14.    STOCKHOLDERS’ EQUITY
Preferred Stock. Our amended and restated certificate of incorporation, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of June 30, 2019 and December 31, 2018, we had no shares of preferred stock outstanding.
Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the time and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution, or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of June 30, 2019 and December 31, 2018, we had 97,005,458 and 95,099,532 shares of common stock issued, respectively.
Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 86,271 and 88,367 shares of common stock for the three and six months ended June 30, 2019, respectively, at an aggregate purchase price of $964,931 and $979,649, respectively, and 1,215 and 6,216 shares of common stock for the three and six months ended June 30, 2018, respectively, at an aggregate purchase price of $8,878 and $47,278, respectively, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.

15.    WEIGHTED AVERAGE COMMON SHARES
The weighted average number of shares of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average shares
Weighted average number of common shares outstanding - basic	71,477	69,203	70,909	68,946
Potential dilution from equity awards(1)	7,681	4,237	6,302	4,377
Weighted average number of common shares outstanding - diluted(1)	79,158	73,440	77,211	73,323

(1)
The potential dilution excludes the weighted average effect of equity awards to purchase approximately 0.1 million and 1.7 million shares of common stock for the three and six months ended June 30, 2019, respectively, and approximately 8.6 million and 8.1 million shares of common stock for the three and six months ended June 30, 2018, respectively, as the application of the treasury stock method, as required, makes them anti-dilutive.

16.    SHARE-BASED COMPENSATION
Equity Incentive Awards
Our 2014 Equity Incentive Plan (as amended and restated effective May 22, 2018, the “Amended and Restated 2014 Plan”) and our 2012 Equity Incentive Plan (as amended, the “2012 Plan”) are used to attract and retain the best available personnel, to provide additional incentives to employees, directors, and consultants, and to promote the success of our business. Our equity incentive plans are administered by the Compensation Committee of our Board of Directors, which has the authority to select individuals who are to receive equity incentive awards and to specify the terms and conditions of grants of such awards, including, but not limited to the vesting provisions and exercise prices.
Generally, we grant the following types of awards: (a) time-based options; (b) market-based options; (c) time-based restricted stock; and (d) restricted stock units (“RSUs”) with either time- or performance-based criteria. We estimate forfeiture amounts based on historical patterns.
A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock Awards	Restricted Stock Units
Outstanding, December 31, 2018	15,674	8	1,797
Granted	—	—	1,954
Exercised options or vested shares	(1,628)	(8)	(278)
Canceled or forfeited	(1,081)	—	(41)
Outstanding, June 30, 2019	12,965	—	3,432
There are approximately 2.7 million awards of our common stock available for future equity grants under our existing equity incentive plans.
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
The following table presents the options activity for the six months ended June 30, 2019:

	Number of Options (in thousands)	Weighted Average Exercise Price (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	15,674	$5.39	6.0	$17,733
Granted	—
Exercised	(1,628)	$5.67
Canceled or forfeited	(1,081)	$7.49
Outstanding, June 30, 2019	12,965	$5.18	5.8	$87,485
Vested and expected to vest, June 30, 2019	12,647	$5.24	5.8	$84,661
Exercisable, June 30, 2019	10,173	$5.75	5.3	$62,879
There were no time-based or market-based option awards granted during the three and six months ended June 30, 2019 and 2018, respectively. The total intrinsic value of options exercised was approximately $4.2 million and $7.5 million for the three and six months ended June 30, 2019, respectively, and approximately $2.5 million and $3.7 million for the three and six months ended June 30, 2018, respectively.
There was approximately $2.2 million in unrecognized compensation expense related to options expected to vest as of June 30, 2019. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.5 years. We recorded approximately $1.8 million in non-cash compensation expense related to options granted that were expected to vest as of June 30, 2019. We received approximately $4.8 million and $9.5 million in cash from the exercise of options for the three and six months ended June 30, 2019, respectively.
There was approximately $5.2 million in unrecognized compensation expense related to options expected to vest as of June 30, 2018. This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.2 years. We recorded approximately $3.7 million in non-cash compensation expense related to options granted that were expected to vest as of June 30, 2018. We received approximately $2.8 million and $7.1 million in cash from the exercise of options for the three and six months ended June 30, 2018, respectively.
Restricted Stock Awards
The following table presents our time-based restricted stock activity for the six months ended June 30, 2019:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)
Outstanding, December 31, 2018	8	$6.66
Granted	—	$—
Vested	(8)	$6.66
Forfeited	—	$—
Outstanding, June 30, 2019	—	$—
There were no shares of restricted stock granted for the three and six months ended June 30, 2019 and 2018. The total fair value of restricted stock vested was $22,191 and $55,478 for the three and six months ended June 30, 2019, respectively, and $33,306 and $152,054 for the three and six months ended June 30, 2018, respectively.
There was no remaining unrecognized compensation expense related to shares of restricted stock expected to vest as of June 30, 2019. During the six months ended June 30, 2019, there were 8,330 shares of restricted stock that vested, and we recorded $48,203 in non-cash compensation expense related to restricted stock expected to vest.

There was approximately $0.2 million in unrecognized compensation expense related to shares of restricted stock expected to vest as of June 30, 2018. This cost is expected to be recognized on a straight-line basis over a weighted average period of 0.6 years. During the six months ended June 30, 2018, there were 22,002 shares of restricted stock that vested, and we recorded $316,383 in non-cash compensation expense related to the restricted stock expected to vest.
Restricted Stock Units
The fair value of each RSU grant is based on the market value of our common stock at the time of grant.
The time-based RSUs vest at a rate of 25% per year on each of the first four anniversaries of the grant dates.
The performance-based RSUs granted during the six months ended June 30, 2019 will be evaluated by the Compensation Committee of our Board of Directors after a performance period, beginning on the date of grant through December 31, 2021, based on certain revenue and free cash flow growth rate metrics, with achievement of each measure to be determined independently of one another. If the performance criteria of the metrics are approved, the eligible awards will become vested on the third anniversary of the grant dates.
The time-based RSUs granted during the six months ended June 30, 2019 to independent members of our Board of Directors vest in equal installments on each of the first three anniversary dates of the grant date and settle on the earliest of the following events: (a) May 1, 2029; (b) death; (c) the occurrence of a Change in Control (as defined in the Amended and Restated 2014 Plan), subject to qualifying conditions; or (d) the date that is six months following the separation from service, subject to qualifying conditions.
The performance-based RSUs granted during the six months ended June 30, 2018 will be evaluated by the Compensation Committee of our Board of Directors after a performance period, beginning on the date of grant through December 31, 2020, based on certain revenue and Adjusted EBITDA growth rate metrics, with achievement of each measure to be determined independently of one another. If the performance criteria of the metrics are approved, the eligible awards will become vested on the third anniversary of the grant dates.
The time-based RSUs granted during the six months ended June 30, 2018 to independent members of our Board of Directors vest in equal installments on each of the first three anniversary dates of the grant date and settle on the earliest of the following events: (a) March 7, 2028; (b) death; (c) the occurrence of a Change in Control (as defined in the Amended and Restated 2014 Plan), subject to qualifying conditions; or (d) the date that is six months following the separation from service, subject to qualifying conditions.
The following table presents our RSU awards activity for the six months ended June 30, 2019:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Life Remaining (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	1,797	$7.49	2.0	$9,254
Granted	1,954	$10.15
Vested	(278)	$7.45
Forfeited	(41)	$7.84
Outstanding, June 30, 2019	3,432	$9.00	2.2	$40,944
Vested and expected to vest, June 30, 2019	2,241	$8.94	2.0	$26,733
There were approximately 2.0 million and 1.8 million shares of the RSU awards granted for the six months ended June 30, 2019 and 2018, respectively. There were approximately 0.3 million RSU awards that vested during the six months ended June 30, 2019 and no shares that vested during the six months ended June 30, 2018.
There was approximately $16.8 million and $7.9 million in unrecognized compensation expense related to RSU awards expected to vest as of June 30, 2019 and 2018, respectively. This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.0 years and 3.5 years as of June 30, 2019 and 2018, respectively. We recorded approximately $2.3 million and $0.3 million in non-cash compensation expense related to the RSU awards during the six months ended June 30, 2019 and 2018, respectively.

17.    INCOME TAXES
The income tax benefit reflected an effective income tax rate of negative 23.4% and negative 14.4% for the three and six months ended June 30, 2019, respectively, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets, the benefit from stock option exercises, and the benefit from a research credit. The decrease in our valuation allowance is primarily due to the book income during the year and certain indefinite lived deferred tax assets which can be offset against our indefinite lived deferred tax liabilities. The income tax benefit reflected an effective income tax rate of negative 377.3% and negative 35.4% for the three and six months ended June 30, 2018, respectively, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets, and the benefit from a research credit.
We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of June 30, 2019, we recorded approximately $1.1 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. We have not accrued any penalties and interest for our unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate any other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Income.
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

•
The FinTech segment provides solutions directly to gaming establishments to offer their patrons cash access-related services and products, including: access to cash at gaming facilities via ATM cash withdrawals; credit card cash access transactions and POS debit card cash access transactions; check-related services; equipment, including self-service enrollment and loyalty card printing kiosks and a marketing platform that manages and delivers a gaming operator’s marketing programs, and related maintenance services; compliance, audit, and data software; casino credit data and reporting services, and other ancillary offerings.

Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we record depreciation and amortization expenses to the business segments.
Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.

The following tables present segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Games
Revenues
Gaming operations	$45,576	$43,022	$89,862	$83,078
Gaming equipment and systems	23,412	22,278	46,499	42,431
Gaming other	391	648	445	656
Total revenues	69,379	65,948	136,806	126,165
Costs and expenses
Cost of revenues(1)
Gaming operations	3,726	4,211	7,850	8,393
Gaming equipment and systems	13,432	12,045	25,961	22,786
Gaming other	347	559	347	559
Cost of revenues	17,505	16,815	34,158	31,738

Operating expenses	15,964	16,210	30,631	28,217
Research and development	5,265	4,595	11,112	8,906
Depreciation	13,489	12,112	26,863	23,252
Amortization	14,604	13,907	28,386	27,392
Total costs and expenses	66,827	63,639	131,150	119,505
Operating income	$2,552	$2,309	$5,656	$6,660

(1)	Exclusive of depreciation and amortization.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
FinTech
Revenues
Cash access services	$39,696	$39,739	$80,528	$77,958
Equipment	7,835	4,765	14,863	9,183
Information services and other	12,796	8,230	21,284	16,377
Total revenues	60,327	52,734	116,675	103,518
Costs and expenses
Cost of revenues(1)
Cash access services	2,968	2,446	5,665	4,676
Equipment	4,597	3,426	8,927	5,940
Information services and other	970	980	1,928	2,197
Cost of revenues	8,535	6,852	16,520	12,813

Operating expenses	23,203	21,360	43,184	41,540
Research and development	1,407	—	3,091	—
Depreciation	1,769	1,589	3,184	3,274
Amortization	3,086	2,645	5,601	5,463
Total costs and expenses	38,000	32,446	71,580	63,090
Operating income	$22,327	$20,288	$45,095	$40,428

(1)	Exclusive of depreciation and amortization.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Games and FinTech
Revenues	$129,706	$118,682	$253,481	$229,683
Costs and expenses
Cost of revenues(1)	26,040	23,667	50,678	44,551
Operating expenses	39,167	37,570	73,815	69,757
Research and development	6,672	4,595	14,203	8,906
Depreciation	15,258	13,701	30,047	26,526
Amortization	17,690	16,552	33,987	32,855
Total costs and expenses	104,827	96,085	202,730	182,595
Operating income	$24,879	$22,597	$50,751	$47,088

(1)	Exclusive of depreciation and amortization.

	At June 30,	At December 31,
	2019	2018
Total assets
Games	$898,215	$912,849
FinTech	698,088	635,412
Total assets	$1,596,303	$1,548,261

Major Customers. No single customer accounted for more than 10% of our revenues for the three and six months ended June 30, 2019 and 2018. Our five largest customers accounted for approximately 15% and 14% of our revenues for the three and six months ended June 30, 2019, respectively, and 22% of our revenues for the three and six months ended June 30, 2018.
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
Cautionary Information Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “goal,” “target,” “future,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “may,” “should,” or “will” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to additional risks and uncertainties, including those set forth under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2018, and are based on information available to us on the date hereof. Such risks and uncertainties could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: our ability to generate profits in the future and to create incremental value for its shareholders; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions consistent with our forecasts in order to achieve future growth; our ability to execute on key initiatives and deliver ongoing improvements; expectations regarding driving growth for the Company’s installed base and win per day; expectations regarding placement fee arrangements; inaccuracies in underlying operating assumptions; expectations regarding customers’ preferences and demands for future gaming offerings; expectations regarding our product portfolio; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to comply with the Europay, MasterCard, and Visa global standard for cards equipped with security chip technology; our ability to introduce new products and services, including third-party licensed content; gaming establishment and patron preferences; expenditures and product development; anticipated sales performance; our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises; national and international economic conditions; changes in gaming regulatory, card association, and statutory requirements; regulatory and licensing difficulties; competitive pressures; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; technological obsolescence; our ability to comply with our debt covenants and service outstanding debt; employee turnover, and other statements that are not historical facts. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized.
These cautionary statements qualify our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement contained herein speaks only as of the date on which it is made, and we do not intend, and assume no obligation, to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and the information included in our other press releases, reports, and other filings with the SEC. Understanding the information contained in these filings is important in order to fully understand our reported financial results and our business outlook for future periods.
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
Trends and Developments Impacting our Business
The key trends, developments, and challenges facing us were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Except as discussed herein, during the three and six months ended June 30, 2019, there have been no significant changes in these trends, aside from the acquisition of certain assets of Atrient as described in “Note 4 — Business Combinations” in Part I, Item 1: Financial Statements. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends and Developments Impacting our Business” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, which is incorporated herein by reference.
Impact of ASC Topic 842 on the Comparability of Our Results of Operations
For a detailed discussion of the impact of adopting Accounting Standards Codification Topic 842 Leases (“ASC 842”), refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” and “Note 3 — Leases” in Part I, Item 1: Financial Statements, which assesses the impact on our Financial Statements of ASC 842, which applies to us as of January 1, 2019. We determined that the adoption of ASC 842 had a material impact on our Balance Sheets with the recognition of right-of-use (“ROU”) assets and lease liabilities of operating leases; however, the standard did not have a material impact on our Statements of Income.
Operating Segments
We report our financial performance based on two operating segments: (a) Games; and (b) FinTech. For additional information on our segments, see “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” and “Note 18 — Segment Information” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.

Results of Operations
Three months ended June 30, 2019 compared to three months ended June 30, 2018
The following table presents our Results of Operations as reported for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 (amounts in thousands)*:

	Three Months Ended
	June 30, 2019		June 30, 2018		2019 vs 2018
	$	%	$	%	$	%

Revenues
Games revenues
Gaming operations	$45,576	35%	$43,022	36%	$2,554	6%
Gaming equipment and systems	23,412	18%	22,278	19%	1,134	5%
Gaming other	391	—%	648	1%	(257)	(40)%
Games total revenues	69,379	53%	65,948	56%	3,431	5%

FinTech revenues
Cash access services	39,696	31%	39,739	33%	(43)	—%
Equipment	7,835	6%	4,765	4%	3,070	64%
Information services and other	12,796	10%	8,230	7%	4,566	55%
FinTech total revenues	60,327	47%	52,734	44%	7,593	14%

Total revenues	129,706	100%	118,682	100%	11,024	9%

Costs and expenses
Games cost of revenues(1)
Gaming operations	3,726	3%	4,211	4%	(485)	(12)%
Gaming equipment and systems	13,432	10%	12,045	10%	1,387	12%
Gaming other	347	—%	559	—%	(212)	(38)%
Games total cost of revenues	17,505	13%	16,815	14%	690	4%

FinTech cost of revenues(1)
Cash access services	2,968	2%	2,446	2%	522	21%
Equipment	4,597	4%	3,426	3%	1,171	34%
Information services and other	970	1%	980	1%	(10)	(1)%
FinTech total cost of revenues	8,535	7%	6,852	6%	1,683	25%
* Rounding may cause variances.
(1) Exclusive of depreciation and amortization.

	Three Months Ended
	June 30, 2019		June 30, 2018		2019 vs 2018
	$	%	$	%	$	%

Operating expenses	39,167	30%	37,570	31%	1,597	4%
Research and development	6,672	5%	4,595	4%	2,077	45%
Depreciation	15,258	12%	13,701	12%	1,557	11%
Amortization	17,690	14%	16,552	14%	1,138	7%
Total costs and expenses	104,827	81%	96,085	81%	8,742	9%
Operating income	24,879	19%	22,597	19%	2,282	10%

Other expenses
Interest expense, net of interest income	20,433	16%	22,122	19%	(1,689)	(8)%
Loss on extinguishment of debt	—	—%	166	—%	(166)	(100)%
Total other expenses	20,433	16	22,288	19%	(1,855)	(8)%

Income before income tax	4,446	3%	309	—%	4,137	1,339%

Income tax benefit	(1,040)	(1)%	(1,166)	(1)%	126	(11)%
Net income	$5,486	4%	$1,475	1%	$4,011	272%
* Rounding may cause variances.
Revenues
Total revenues increased by approximately $11.0 million, or 9%, to approximately $129.7 million for the three months ended June 30, 2019, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech revenues, described below.
Games revenues increased by approximately $3.4 million, or 5%, to approximately $69.4 million for the three months ended June 30, 2019, as compared to the same period in the prior year. This was primarily due to an increase in the average daily win per unit on the installed base of leased gaming machines, higher unit sales, and an increase in our interactive revenues.
FinTech revenues increased by approximately $7.6 million, or 14%, to approximately $60.3 million for the three months ended June 30, 2019, as compared to the same period in the prior year. This was primarily due to increased equipment and information services revenues, which included revenues from our loyalty operations of approximately $4.9 million.
Costs and Expenses
Total costs and expenses increased by approximately $8.7 million, or 9%, to approximately $104.8 million for the three months ended June 30, 2019, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses, described below.
Games cost of revenues increased by approximately $0.7 million, or 4%, to approximately $17.5 million for the three months ended June 30, 2019, as compared to the same period in the prior year. This was primarily due to the costs associated with the additional unit sales.
FinTech cost of revenues increased by approximately $1.7 million, or 25%, to approximately $8.5 million for the three months ended June 30, 2019, as compared to the same period in the prior year. This was primarily due to the costs associated with the increase in equipment sales.
Operating expenses increased by approximately $1.6 million, or 4%, to approximately $39.2 million for the three months ended June 30, 2019, as compared to the same period in the prior year. The increase was primarily driven by an increase in advertising costs related to our interactive operations and a write-off of certain inventory-related costs both in connection with our Games segment.

Research and development costs increased by approximately $2.1 million, or 45%, to approximately $6.7 million for the three months ended June 30, 2019, as compared to the same period in the prior year. This was primarily due to research and development costs incurred by our FinTech segment.
Depreciation increased by approximately $1.6 million, or 11%, to approximately $15.3 million for the three months ended June 30, 2019, as compared to the same period in the prior year. This was primarily associated with the changes in estimated useful lives of certain of the fixed assets related to our Games segment.
Amortization increased by approximately $1.1 million, or 7%, to approximately $17.7 million for the three months ended June 30, 2019, as compared to the same period in the prior year. The increase was primarily due to the release of new game themes for our Games segment and amortization of the intangible assets in connection with the loyalty business for our FinTech segment.
Primarily as a result of the factors described above, operating income increased by approximately $2.3 million, or 10%, to approximately $24.9 million for the three months ended June 30, 2019, as compared to the same period in the prior year. Operating margin remained consistent with prior year at 19%.
Interest expense, net of interest income, decreased by approximately $1.7 million, or 8%, to approximately $20.4 million for the three months ended June 30, 2019, as compared to the same period in the prior year. This was primarily due to debt issuance costs of approximately $1.3 million paid in the prior year period in connection with the debt repricing of our Term Loan Facility in 2018 and lower interest charges.
Income tax benefit decreased by approximately $0.1 million, or 11%, to approximately $1.0 million for the three months ended June 30, 2019, as compared to the same period in the prior year. The income tax benefit reflected an effective income tax rate of negative 23.4% for the three months ended June 30, 2019, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets, the benefit from stock option exercises, and the benefit from a research credit. The decrease in our valuation allowance is primarily due to the current quarter book income and certain indefinite lived deferred tax assets, which can be offset against our indefinite lived deferred tax liabilities. The income tax benefit reflected an effective income tax rate of negative 377.3% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets and the benefit from a research credit.
Primarily as a result of the foregoing, net income increased by approximately $4.0 million, or 272%, to approximately $5.5 million and diluted earnings per share (“EPS”) increased by $0.05, or 250%, to $0.07 for the three months ended June 30, 2019, as compared to the same period in the prior year.

Six months ended June 30, 2019 compared to six months ended June 30, 2018
The following table presents our Results of Operations as reported for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 (amounts in thousands)*:

	Six Months Ended
	June 30, 2019		June 30, 2018		2019 vs 2018
	$	%	$	%	$	%

Revenues
Games revenues
Gaming operations	$89,862	35%	$83,078	36%	$6,784	8%
Gaming equipment and systems	46,499	19%	42,431	19%	4,068	10%
Gaming other	445	—%	656	—%	(211)	(32)%
Games total revenues	136,806	54%	126,165	55%	10,641	8%

FinTech revenues
Cash access services	80,528	32%	77,958	34%	2,570	3%
Equipment	14,863	6%	9,183	4%	5,680	62%
Information services and other	21,284	8%	16,377	7%	4,907	30%
FinTech total revenues	116,675	46%	103,518	45%	13,157	13%

Total revenues	253,481	100%	229,683	100%	23,798	10%

Costs and expenses
Games cost of revenues(1)
Gaming operations	7,850	3%	8,393	4%	(543)	(6)%
Gaming equipment and systems	25,961	10%	22,786	10%	3,175	14%
Gaming other	347	—%	559	—%	(212)	(38)%
Games total cost of revenues	34,158	13%	31,738	14%	2,420	8%

FinTech cost of revenues(1)
Cash access services	5,665	2%	4,676	2%	989	21%
Equipment	8,927	4%	5,940	3%	2,987	50%
Information services and other	1,928	1%	2,197	1%	(269)	(12)%
FinTech total cost of revenues	16,520	7%	12,813	6%	3,707	29%
* Rounding may cause variances.
(1) Exclusive of depreciation and amortization.

	Six Months Ended
	June 30, 2019		June 30, 2018		2019 vs 2018
	$	%	$	%	$	%

Operating expenses	73,815	29%	69,757	30%	4,058	6%
Research and development	14,203	6%	8,906	4%	5,297	59%
Depreciation	30,047	12%	26,526	12%	3,521	13%
Amortization	33,987	13%	32,855	14%	1,132	3%
Total costs and expenses	202,730	80%	182,595	79%	20,135	11%
Operating income	50,751	20%	47,088	21%	3,663	8%

Other expenses
Interest expense, net of interest income	40,833	16%	42,429	19%	(1,596)	(4)%
Loss on extinguishment of debt	—	—%	166	—%	(166)	(100)%
Total other expenses	40,833	16%	42,595	19%	(1,762)	(4)%

Income before income tax	9,918	4%	4,493	2%	5,425	121%

Income tax benefit	(1,428)	(1)%	(1,591)	(1)%	163	(10)%
Net income	$11,346	4%	$6,084	3%	$5,262	86%
* Rounding may cause variances.
Revenues
Total revenues increased by approximately $23.8 million, or 10%, to approximately $253.5 million for the six months ended June 30, 2019, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech revenues, described below.
Games revenues increased by approximately $10.6 million, or 8%, to approximately $136.8 million for the six months ended June 30, 2019, as compared to the same period in the prior year. This was primarily due to a higher average daily win per unit on the installed base of leased gaming machines, an increase in unit sales, and an increase in our interactive revenues.
FinTech revenues increased by approximately $13.2 million, or 13%, to approximately $116.7 million for the six months ended June 30, 2019, as compared to the same period in the prior year. This was primarily due to increased equipment and information services revenues, which included revenues from our loyalty operations of approximately $5.4 million.
Costs and Expenses
Total costs and expenses increased by approximately $20.1 million, or 11%, to approximately $202.7 million for the six months ended June 30, 2019, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses, described below.
Games cost of revenues increased by approximately $2.4 million, or 8%, to approximately $34.2 million for the six months ended June 30, 2019, as compared to the same period in the prior year. This was primarily due to the costs associated with the additional unit sales.
FinTech cost of revenues increased by approximately $3.7 million, or 29%, to approximately $16.5 million for the six months ended June 30, 2019, as compared to the same period in the prior year. This was primarily due to the costs associated with the increase in equipment sales.
Operating expenses increased by approximately $4.1 million, or 6%, to approximately $73.8 million for the six months ended June 30, 2019, as compared to the same period in the prior year. The increase was primarily associated with higher payroll and related expenses for both our Games and FinTech segments, an increase in advertising costs related to our interactive operations and a write-off of certain inventory-related costs both in connection with our Games segment.

Research and development costs increased by approximately $5.3 million, or 59%, to approximately $14.2 million for the six months ended June 30, 2019, as compared to the same period in the prior year. This was primarily due to research and development costs incurred by our FinTech segment and higher payroll and related expenses and increased consulting and engineering costs for our Games segment.
Depreciation increased by approximately $3.5 million, or 13%, to approximately $30.0 million for the six months ended June 30, 2019, as compared to the same period in the prior year. This was primarily driven by the changes in estimated useful lives of certain of the fixed assets related to our Games segment.
Amortization increased by approximately $1.1 million, or 3%, to approximately $34.0 million for the six months ended June 30, 2019, as compared to the same period in the prior year. The increase was driven by the release of new game themes for our Games segment and amortization of the intangible assets in connection with the loyalty business for our FinTech segment.
Primarily as a result of the factors described above, operating income increased by approximately $3.7 million, or 8%, to approximately $50.8 million for the six months ended June 30, 2019, as compared to the same period in the prior year. Operating margin was 20% for the six months ended June 30, 2019 compared to 21% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $1.6 million, or 4%, to approximately $40.8 million for the six months ended June 30, 2019, as compared to the same period in the prior year. This was primarily due to debt issuance costs of approximately $1.3 million paid in the prior year period in connection with the debt repricing of our Term Loan Facility in 2018 and lower interest charges.
Income tax benefit decreased by approximately $0.2 million, or 10%, to approximately $1.4 million for the six months ended June 30, 2019, as compared to the same period in the prior year. The income tax benefit reflected an effective income tax rate of negative 14.4% for the six months ended June 30, 2019, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets, the benefit from stock option exercises, and the benefit from a research credit. The decrease in our valuation allowance is primarily due to the current quarter book income and certain indefinite lived deferred tax assets, which can be offset against our indefinite lived deferred tax liabilities. The income tax benefit reflected an effective income tax rate of negative 35.4% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets and the benefit from a research credit.
Primarily as a result of the foregoing, net income increased by approximately $5.3 million, or 86%, to approximately $11.3 million and diluted EPS increased by $0.07, or 88%, to $0.15 for the six months ended June 30, 2019, as compared to the same period in the prior year.
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
For the three and six months ended June 30, 2019, other than the adoption of ASC 842, there were no significant changes to the critical accounting policies and estimates discussed in our audited Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, which is incorporated herein by reference.
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

Liquidity and Capital Resources
Overview
The following table presents selected balance sheet information and an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At June 30,	At December 31,
	2019	2018
Balance sheet data
Total assets	$1,596,303	$1,548,261
Total borrowings	1,147,207	1,163,216
Total stockholders’ deficit	(84,437)	(108,895)
Cash available
Cash and cash equivalents	$123,845	$297,532
Settlement receivables	244,183	82,359
Settlement liabilities	(331,291)	(334,198)
Net cash position(1)	36,737	45,693
Undrawn revolving credit facility	35,000	35,000
Net cash available(1)	$71,737	$80,693

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

Cash Resources
As of June 30, 2019, our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at June 30, 2019 included cash in non-U.S. jurisdictions of approximately $19.5 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we can repatriate these foreign funds to the United States, subject to potential withholding tax.
We expect that cash provided by operating activities will be sufficient for our operating and debt servicing needs during the foreseeable future. If not, we have sufficient borrowings available under our senior secured revolving credit facility to meet additional funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly available information. Based upon that information, we believe there is not a likelihood that any of our lenders might not be able to honor their commitments under the Credit Agreement.
We provide cash settlement services to gaming establishments related to our cash access services, which involve the movement of funds between various parties involved in these types of transactions. We receive reimbursement from the patron’s credit or debit card issuing financial institution for the amount owed to the gaming establishment plus the fee charged to the patron. These activities result in amounts due to us at the end of each business day that we generally recover over the next few business days, which are classified as settlement receivables on our Balance Sheets. As of June 30, 2019, we had approximately $244.2 million in settlement receivables. In addition, cash settlement services result in amounts due to gaming establishments for the cash disbursed to patrons through the issuance of a negotiable instrument or through electronic settlement for the face amount provided to patrons that we generally remit over the next few business days, which are classified as settlement liabilities on our Balance Sheets. As of June 30, 2019, we had approximately $331.3 million in settlement liabilities. As the timing of cash received from cash settlement services may differ, the total amount of cash held by us will fluctuate throughout the year.

Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Six Months Ended June 30,		2019 vs 2018
	2019	2018	Change
Cash flow activities
Operating activities	$(87,657)	$49,231	$(136,888)
Investing activities	(77,281)	(67,974)	(9,307)
Financing activities	(9,230)	950	(10,180)
Effect of exchange rates on cash	714	(620)	1,334
Cash, cash equivalents and restricted cash
Net decrease for the period	(173,454)	(18,413)	(155,041)
Balance, beginning of the period	299,181	129,604	169,577
Balance, end of the period	$125,727	$111,191	$14,536
Cash flows used in operating activities increased by approximately $136.9 million for the six months ended June 30, 2019, as compared to the same period in the prior year. This was primarily attributable to changes in operating assets and liabilities associated with cash settlement receivables and liabilities for our FinTech segment.
Cash flows used in investing activities increased by approximately $9.3 million for the six months ended June 30, 2019, as compared to the same period in the prior year. This was primarily attributable to the acquisition of certain loyalty related assets for our FinTech segment, partially offset by lower capital expenditures for our Games segment.
Cash flows used in financing activities increased by approximately $10.2 million for the six months ended June 30, 2019, as compared to the same period in the prior year. This was primarily due to an increase in repayments of borrowings under our Term Loan Facility, partially offset by higher proceeds from the exercise of stock options.
Long-Term Debt
For additional information regarding our credit agreement and other debt as well as interest rate risk refer to Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk and “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements.
Contractual Obligations
There were no material changes in our commitments under contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, aside from the cash and contingent consideration payable in connection with the acquisition of certain assets of Atrient as discussed in “Note 4 — Business Combinations” in Part I, Item 1: Financial Statements, and certain purchase obligations of approximately $10.1 million over the term of five years with respect to our FinTech business entered into during the second quarter of 2019.
We are involved in various legal proceedings in the ordinary course of our business. While we believe resolution of the claims brought against us, both individually and in aggregate, will not have a material adverse impact on our financial condition or results of operations, litigation of this nature is inherently unpredictable. Our views on these legal proceedings, including those described in “Note 13 — Commitments and Contingencies” in Part I, Item 1: Financial Statements, may change in the future. We intend to vigorously defend against these actions, and ultimately believe we should prevail.
Off-Balance Sheet Arrangements
We have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually-defined cash usage rate or the amounts supplied multiplied by a contractually-defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Income, were approximately $1.9 million and $3.7 million for the three and six months ended June 30, 2019, respectively, and approximately $2.0 million and $3.7 million for the three and six ended June 30, 2018, respectively. We are exposed to interest rate risk to the extent that the applicable federal funds rate increases.

Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balances of ATM cash utilized by us from the third-party vendors were approximately $243.9 million and $224.7 million as of June 30, 2019 and December 31, 2018, respectively.
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
We are responsible for any losses of cash in the ATMs under this agreement, and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three and six months ended June 30, 2019 and 2018.
Effects of Inflation
Our monetary assets that primarily consist of cash, receivables, inventory, as well as our non-monetary assets that are mostly comprised of goodwill and other intangible assets, are not significantly affected by inflation. We believe that replacement costs of equipment, furniture, and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our operating expenses, such as those for salaries and benefits, armored carrier expenses, telecommunications expenses, and equipment repair and maintenance services, which may not be readily recoverable in the financial terms under which we provide our Games and FinTech products and services to gaming establishments.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. Under the terms of these agreements, we pay a monthly cash usage fee based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the applicable federal funds rate increases. The outstanding balance of ATM cash utilized by us from third-party vendors was approximately $243.9 million as of June 30, 2019; therefore, each 100 basis points increase in the applicable federal funds rate would have approximately a $2.4 million impact on income before tax over a 12‑month period.
The Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the Credit Facilities paid using a base rate or LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to do so for various maturities. The weighted average interest rate on the Credit Facilities was 5.47% and 5.49% for the three and six months ended June 30, 2019, respectively. Based upon the outstanding balance on the Credit Facilities of $790.0 million as of June 30, 2019, each 100 basis points increase in the applicable LIBOR would have an $7.9 million impact on interest expense over a 12-month period. The interest rate for the 2017 Unsecured Notes is fixed; therefore, an increase in the LIBOR rates does not impact the related interest expense. At present, we do not hedge the risk related to the changes in the interest rate; however, we continue to evaluate such interest rate exposure.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective such that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2019
In connection with the adoption of ASC 842, we assessed the impact and applied changes to our internal control over financial reporting to update additional control procedures with respect to the preparation of our financial information.
Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various legal proceedings in the ordinary course of our business. While we believe resolution of the claims brought against us, both individually and in aggregate, will not have a material adverse impact on our financial condition or results of operations, litigation of this nature is inherently unpredictable. Our views on these legal proceedings, including those described below, may change in the future. We intend to vigorously defend against these actions, and ultimately believe we should prevail.
We evaluate matters and record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss can be reasonably estimated in accordance with ASC 450. We evaluate legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect: (1) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings, and other relevant events and developments; (2) the advice and analyses of counsel; and (3) the assumptions and judgment of management. Legal costs associated with our legal proceedings are expensed as incurred. We currently have no accrued liabilities for outstanding legal matters.
Given there are procedural, factual, and legal issues to be resolved that could significantly affect our assessment as to the probability of liability, we are not able to reasonably estimate the size or range of the possible loss, if any, with respect to these legal proceedings.
FACTA-related matters:
Oneeb Rehman, et. al. v. Everi Payments Inc. and Everi Holdings Inc., is a putative class action matter pending in the U.S. District Court for the Southern District of Florida, Ft. Lauderdale Division filed on October 16, 2018. The original defendant was dismissed and the Company was substituted as defendant on April 22, 2019. Plaintiff, on behalf of himself and others similarly situated, alleges that Everi Payments Inc. (“Everi Payments”) and the Company have violated certain provisions of the Fair and Accurate Credit Transactions Act (FACTA). Plaintiff seeks an award of statutory damages, attorney’s fees, and costs.
Mat Jessop, et. al. v. Penn National Gaming, Inc., is a putative class action matter filed on October 15, 2018, pending in the U.S. District Court for the Middle District of Florida, Orlando Division. Everi Payments was added as a defendant on December 21, 2018. Plaintiff, on behalf of himself and others similarly situated, alleges that Penn National Gaming, Inc. (“Penn National”), has violated certain provisions of FACTA, and that Everi Payments has been unjustly enriched through the charging of service fees for transactions conducted at Penn National facilities. Plaintiff seeks injunctive relief against both parties, and an award of statutory damages, attorney’s fees, and costs.
Geraldine Donahue, et. al. v. Everi Payments Inc., et. al., is a putative class action matter filed on December 12, 2018, in Cook County, Illinois. The original defendant was dismissed and the Company was substituted as defendant on April 22, 2019. The matter was subsequently removed on May 31, 2019 to the U.S. District Court for the Northern District of Illinois. Plaintiff, on behalf of himself and others similarly situated, alleges that Everi Payments and the Company have violated certain provisions of FACTA. Plaintiff seeks an award of statutory damages, attorney’s fees, and costs.
NRT matter:
NRT Technology Corp., et. al. v. Everi Holdings Inc., et. al., is a civil action filed on April 30, 2019 against the Company and Everi Payments in the United States District Court for the District of Delaware alleging monopolization of the market for unmanned, integrated kiosks in violation of federal antitrust laws, fraudulent procurement of patents on functionality related to such unmanned, integrated kiosks and sham litigation related to prior litigation brought by Everi Payments (operating as Global Cash Access Inc.) against the plaintiffs. Plaintiffs seek compensatory damages, trebled damages and injunctive and declaratory relief.

Item 1A. Risk Factors.
We refer you to documents filed by us with the SEC; specifically, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Information Regarding Forward-Looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying Financial Statements, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases and Withholding of Equity Securities

	Total Number of Shares Purchased (1) (in thousands)	Average Price Paid per Share (2)
Tax Withholdings
4/1/19 - 4/30/19	0.9	$10.26
5/1/19 - 5/31/19	84.5	$11.20
6/1/19 - 6/30/19	0.8	$11.14
Total	86.2	$11.18

(1)	Represents withholding of vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to the restricted stock vesting.

(2)	Represents the average price per share of common stock withheld from restricted stock awards on the date of withholding.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description

†*10.1	Form of Notice of Grant of Restricted Stock Units (Performance-Based) for Executives under the Company’s 2014 Equity Incentive Plan.

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

August 6, 2019		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)