Form 10-Q
period 2019-09-30
Everi Holdings Inc.
filed 2019-11-05
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 001-32622
EVERI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0723270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7250 S. TENAYA WAY, SUITE 100
LAS VEGAS
Nevada	89113
(Address of principal executive offices)	(Zip Code)

(800) 833-7110
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	EVRI	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 1, 2019, there were 72,297,697 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except earnings per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Games revenues
Gaming operations	$48,515	$43,540	$138,377	$126,618
Gaming equipment and systems	19,584	21,068	66,083	63,499
Gaming other	1,174	1,231	1,619	1,887
Games total revenues	69,273	65,839	206,079	192,004
FinTech revenues
Cash access services	43,152	39,406	123,680	117,364
Equipment	10,188	7,155	25,051	16,338
Information services and other	11,956	7,930	33,240	24,307
FinTech total revenues	65,296	54,491	181,971	158,009
Total revenues	134,569	120,330	388,050	350,013
Costs and expenses
Games cost of revenues(1)
Gaming operations	4,942	4,607	12,792	13,000
Gaming equipment and systems	11,126	11,907	37,087	34,693
Gaming other	1,117	1,059	1,464	1,618
Games total cost of revenues	17,185	17,573	51,343	49,311
FinTech cost of revenues(1)
Cash access services	4,112	2,234	9,777	6,910
Equipment	5,957	3,846	14,884	9,786
Information services and other	1,024	949	2,952	3,146
FinTech total cost of revenues	11,093	7,029	27,613	19,842
Operating expenses	37,631	35,419	111,446	105,176
Research and development	8,196	5,407	22,399	14,313
Depreciation	16,015	17,304	46,062	43,830
Amortization	17,156	16,088	51,143	48,943
Total costs and expenses	107,276	98,820	310,006	281,415
Operating income	27,293	21,510	78,044	68,598
Other expenses
Interest expense, net of interest income	19,297	20,160	60,130	62,589
Loss on extinguishment of debt	—	—	—	166
Total other expenses	19,297	20,160	60,130	62,755
Income before income tax	7,996	1,350	17,914	5,843
Income tax benefit	(1,319)	(719)	(2,747)	(2,310)
Net income	9,315	2,069	20,661	8,153
Foreign currency translation	(658)	(9)	(189)	(744)
Comprehensive income	$8,657	$2,060	$20,472	$7,409

(1) Exclusive of depreciation and amortization.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings per share
Basic	$0.13	$0.03	$0.29	$0.12
Diluted	$0.12	$0.03	$0.27	$0.11
Weighted average common shares outstanding
Basic	72,251	69,750	71,361	69,217
Diluted	79,125	74,594	77,854	73,712

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At September 30,	At December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$275,706	$297,532
Settlement receivables	56,035	82,359
Trade and other receivables, net of allowances for doubtful accounts of $5,712 and $6,425 at September 30, 2019 and December 31, 2018, respectively	75,123	64,387
Inventory	26,449	24,403
Prepaid expenses and other assets	31,027	20,259
Total current assets	464,340	488,940
Non-current assets
Property, equipment and leased assets, net	122,095	116,288
Goodwill	673,582	640,537
Other intangible assets, net	274,092	287,397
Other receivables	13,599	8,847
Other assets	19,864	6,252
Total non-current assets	1,103,232	1,059,321
Total assets	$1,567,572	$1,548,261

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Settlement liabilities	$298,490	$334,198
Accounts payable and accrued expenses	147,376	129,238
Current portion of long-term debt	8,200	8,200
Total current liabilities	454,066	471,636
Non-current liabilities
Deferred tax liability	24,695	27,867
Long-term debt, less current portion	1,131,867	1,155,016
Other accrued expenses and liabilities	28,959	2,637
Total non-current liabilities	1,185,521	1,185,520
Total liabilities	1,639,587	1,657,156
Commitments and contingencies (Note 13)
Stockholders’ deficit
Common stock, $0.001 par value, 500,000 shares authorized and 97,279 and 95,100 shares issued at September 30, 2019 and December 31, 2018, respectively	97	95
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	316,356	298,929
Accumulated deficit	(208,796)	(229,457)
Accumulated other comprehensive loss	(2,187)	(1,998)
Treasury stock, at cost, 24,992 and 24,900 shares at September 30, 2019 and December 31, 2018, respectively	(177,485)	(176,464)
Total stockholders’ deficit	(72,015)	(108,895)
Total liabilities and stockholders’ deficit	$1,567,572	$1,548,261

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$20,661	$8,153
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	46,062	43,830
Amortization	51,143	48,943
Amortization of financing costs and discounts	2,697	3,969
Loss on sale or disposal of assets	1,375	687
Accretion of contract rights	6,539	6,299
Provision for bad debts	10,010	8,342
Deferred income taxes	(3,173)	(2,804)
Write-down of inventory and fixed assets	843	2,575
Reserve for obsolescence	1,830	1,386
Loss on extinguishment of debt	—	166
Stock-based compensation	6,141	6,117
Adjustment to certain purchase accounting liabilities	—	(550)
Changes in operating assets and liabilities:
Settlement receivables	26,774	1,703
Trade and other receivables	(23,820)	(23,856)
Inventory	(3,341)	(4,824)
Other assets	(17,806)	(1,146)
Settlement liabilities	(34,573)	(12,889)
Other liabilities	29,002	6,281
Net cash provided by operating activities	120,364	92,382
Cash flows from investing activities
Capital expenditures	(81,642)	(78,545)
Acquisition	(20,000)	—
Proceeds from sale of fixed assets	56	83
Placement fee agreements	(17,102)	(15,300)
Net cash used in investing activities	(118,688)	(93,762)
Cash flows from financing activities
Repayments of credit facilities	(25,700)	(6,150)
Debt issuance costs and discounts	—	(1,276)
Proceeds from exercise of stock options	11,288	9,529
Purchase of treasury stock	(1,021)	(57)
Net cash (used in) provided by financing activities	(15,433)	2,046
Effect of exchange rates on cash	(1,314)	(432)
Cash, cash equivalents and restricted cash
Net (decrease) increase for the period	(15,071)	234
Balance, beginning of the period	299,181	129,604
Balance, end of the period	$284,110	$129,838

See notes to unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2019	2018
Supplemental cash disclosures
Cash paid for interest	$52,077	$54,930
Cash paid for income tax	545	350
Cash refunded for income tax	614	4
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$3,989	$2,591
Accrued and unpaid placement fees added during the year	585	—
Transfer of leased gaming equipment to inventory	9,118	7,284
Operating lease right-of-use assets obtained in exchange for lease obligations	14,595	—
Acquisition-related items
Fair value of assets acquired	50,240	—
Cash paid	20,000	—
Accrued and unpaid liability for loyalty acquisition	27,556	—
Liabilities assumed	2,684	—

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Common Stock— Series A		Additional	Retained Earnings	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Treasury Stock	Total Deficit

Balance, January 1, 2018	93,120	$93	$282,070	$(246,202)	$(253)	$(176,341)	$(140,633)
Net income	—	—	—	4,609	—	—	4,609
Cumulative adjustment related to adoption of ASC 606	—	—	—	4,389	—	—	4,389
Foreign currency translation	—	—	—	—	324	—	324
Stock-based compensation expense	—	—	2,350	—	—	—	2,350
Exercise of options	707	1	4,298	—	—	—	4,299
Restricted share vesting and withholding	5	—	—	—	—	(38)	(38)
Balance, March 31, 2018	93,832	$94	$288,718	$(237,204)	$71	$(176,379)	$(124,700)
Net income	—	—	—	1,475	—	—	1,475
Foreign currency translation	—	—	—	—	(1,059)	—	(1,059)
Stock-based compensation expense	—	—	1,955	—	—	—	1,955
Exercise of options	575	—	2,076	—	—	—	2,076
Restricted share vesting and withholding	1	—	—	—	—	(10)	(10)
Balance, June 30, 2018	94,408	$94	$292,749	$(235,729)	$(988)	$(176,389)	$(120,263)
Net income	—	—	—	2,069	—	—	2,069
Foreign currency translation	—	—	—	—	(9)	—	(9)
Stock-based compensation expense	—	—	1,812	—	—	—	1,812
Exercise of options	674	1	3,184	—	—	—	3,185
Restricted share vesting and withholding	1	—	—	—	—	(9)	(9)
Balance, September 30, 2018	95,083	$95	$297,745	$(233,660)	$(997)	$(176,398)	$(113,215)

	Common Stock— Series A		Additional	Retained Earnings	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Treasury Stock	Total Deficit

Balance, January 1, 2019	95,100	$95	$298,929	$(229,457)	$(1,998)	$(176,464)	$(108,895)
Net income	—	—	—	5,860	—	—	5,860
Foreign currency translation	—	—	—	—	504	—	504
Stock-based compensation expense	—	—	1,773	—	—	—	1,773
Exercise of options	864	1	4,970	—	—	—	4,971
Restricted share vesting and withholding	2	—	—	—	—	(15)	(15)
Balance, March 31, 2019	95,966	$96	$305,672	$(223,597)	$(1,494)	$(176,479)	$(95,802)
Net income	—	—	—	5,486	—	—	5,486
Foreign currency translation	—	—	—	—	(35)	—	(35)
Stock-based compensation expense	—	—	2,387	—	—	—	2,387
Exercise of options	764	1	4,491	—	—	—	4,492
Restricted share vesting and withholding	275	—	—	—	—	(965)	(965)
Balance, June 30, 2019	97,005	$97	$312,550	$(218,111)	$(1,529)	$(177,444)	$(84,437)
Net income	—	—	—	9,315	—	—	9,315
Foreign currency translation	—	—	—	—	(658)	—	(658)
Stock-based compensation expense	—	—	1,981	—	—	—	1,981
Exercise of options	263	—	1,825	—	—	—	1,825
Restricted share vesting and withholding	11	—	—	—	—	(41)	(41)
Balance, September 30, 2019	97,279	$97	$316,356	$(208,796)	$(2,187)	$(177,485)	$(72,015)

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
Everi is a leading supplier of entertainment and technology solutions for the casino, interactive, and gaming industry. With a focus on both customers and players, Everi develops games and gaming machines, gaming systems and services, and is the provider of core financial products and services, player loyalty tools and applications, and intelligence and regulatory compliance solutions. Everi’s mission is to provide casino operators with games that facilitate memorable player experiences, offer secure financial transactions for casinos and their patrons, and deliver software tools and applications to improve casino operations efficiencies and fulfill regulatory compliance requirements.
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
Everi FinTech provides gaming operators cash access and related products and services, including: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card cash access transactions, and check verification and warranty services; (b) equipment that provides cash access and efficiency-related services; (c) self-service enrollment, player loyalty and marketing equipment; (d) products and services that improve credit decision making, automate cashier operations, and enhance patron marketing activities for gaming establishments; (e) compliance, audit, and data solutions; and (f) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.
2.          BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Our performance of installation and training services relating to the sales of gaming equipment and systems and FinTech equipment does not modify the software or hardware in those equipment and systems. Such installation and training services are generally immaterial in the context of the contract; and therefore, such items do not represent a separate performance obligation.

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
The following table summarizes our contract assets and contract liabilities arising from contracts with customers:

Nine Months Ended
September 30, 2019

Contract assets(1)
Balance at January 1	$11,310
Balance at September 30	12,086
Increase	$776

Contract liabilities(2)
Balance at January 1	$15,470
Balance at September 30(3)	29,625
Increase	$14,155
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
(3) Primarily relates to sales generated by our FinTech segment.
We recognized revenue of approximately $10.7 million that was included in the beginning contract liability balance during the nine months ended September 30, 2019.
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
Gaming Operations
Games revenues are primarily generated by our gaming operations under placement, participation, and development arrangements in which we provide our customers with player terminals, including TournEvent® terminals that allow operators to switch from in-revenue gaming to out-of-revenue tournaments, player terminal-content licenses, local-area progressive machines, and back-office equipment, collectively referred to herein as leased gaming equipment. We evaluate the recognition of lease revenues based on criteria set forth in ASC 842. Generally, under these arrangements, we retain ownership of the machines installed at customer facilities. We receive recurring revenue generally based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. Such revenues are generated daily and are limited to the lesser of the net win per day generated by the leased gaming equipment or the fixed daily fee and the lease payments that have been collected from the lessee. Gaming operations revenues generated by leased gaming equipment deployed at sites under development or placement fee agreements give rise to contract rights, which are amounts recorded to intangible assets for dedicated floor space resulting from such agreements. The gaming operations revenues generated by these arrangements are reduced by the accretion of contract rights, which represents the related amortization of the contract rights recorded in connection with such agreements. Gaming operations lease revenues accounted for under ASC 842 are generally short-term in nature with payment terms ranging from 30 to 90 days. We recognized lease revenues of approximately $36.6 million and $104.3 million for the three and nine months ended September 30, 2019, respectively, and approximately $35.2 million and $103.9 million for the three and nine months ended September 30, 2018, respectively.
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
Gaming operations revenues include amounts generated by our Interactive offering comprised of B2C and B2B activities. Our B2C operations relate to games offered directly to consumers for play with virtual currency, which can be purchased through our web and mobile applications. Control transfers, and we recognize revenues over time in accordance with ASC 606 from player purchases of virtual currency, as it is consumed for game play, which is based on a historical data analysis. Our B2B operations relate to games offered to our business partners, including social and regulated real money casinos that offer the games to consumers. Our B2B arrangements primarily provide access to our game content, and revenue is recognized over time in accordance with ASC 606 as the control transfers upon our business partners’ daily access to such content based on either a flat fee or revenue share arrangements with the social and regulated real money casinos. The customer simultaneously receives and consumes the benefits as the performance obligations occur.
Gaming Equipment and Systems
Gaming equipment and systems revenues are derived from the sale of some combination of: (a) gaming equipment and player terminals, including TournEvent® terminals; (b) game content; (c) license fees; and (d) ancillary equipment. Such arrangements are predominately short-term in nature with payment terms ranging from 30 to 180 days, and with certain agreements providing for extended payment terms, ranging from 12 to 24 months. Each contract containing extended payment terms over a period of 12 months is evaluated for the presence of a financing component. For those arrangements in which the financing component is determined to be significant to the contract, the transaction price is adjusted for the time value of money. Generally, our contracts with customers do not contain a financing component that has been determined to be significant to the contract. Performance obligations for gaming equipment and systems arrangements include gaming equipment, player terminals, content, system software, license fees, ancillary equipment, or various combinations thereof. Gaming equipment and systems revenues are recognized at a point in time when control of the promised goods and services transfers to the customer, which is generally upon shipment or delivery pursuant to the terms of the contract. The performance obligations are generally satisfied at the same time or within a short period of time.

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
Cash advance revenues are primarily comprised of transaction fees assessed to gaming patrons in connection with credit card cash access and POS debit card cash access transactions. Such fees are primarily based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash access or POS debit card cash access transaction amount. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis, which generally include: (a) commission expenses payable to casino operators; (b) interchange fees payable to the network associations; and (c) processing and related costs payable to other third-party partners.
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
Equipment
Equipment revenues are derived from the sale of our cash access kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet definition of a sales type or direct financing lease which are accounted for under ASC 842. Revenues are recognized at a point in time when control of the promised goods and services transfers to the customer generally upon shipment or delivery pursuant to the terms of the contract. The sales contracts are generally short-term in nature with payment terms ranging from 30 to 90 days, while certain agreements provide for extended payment terms of up to 60 months. Each contract containing extended payment terms over a period of 12 months is evaluated for the presence of a financing component. For those arrangements in which the financing component is determined to be significant to the contract, the transaction price is adjusted for the time value of money. Generally, our contracts with customers do not contain a financing component that has been determined to be significant to the contract. The cash access kiosk and related equipment sales contracts accounted for under ASC 842 were approximately $0.1 million and $2.7 million in aggregate revenue for the three and nine months ended September 30, 2019, respectively. We did not have any cash access kiosk and related equipment sales transactions that qualified for sales type lease accounting treatment in 2018.
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
Restricted Cash
Our restricted cash primarily consists of: (a) funds held in connection with certain customer agreements; (b) deposits held in connection with a sponsorship agreement; (c) WAP-related restricted funds; and (d) Internet-related cash access activities. The current portion of restricted cash, which is included in prepaid expenses and other assets, was approximately $8.3 million and $1.5 million as of September 30, 2019 and December 31, 2018, respectively. The non-current portion of restricted cash, which is included in other assets, was approximately $0.1 million as of September 30, 2019 and December 31, 2018. The current portion of restricted cash was approximately $1.0 million and $0.9 million as of September 30, 2018 and December 31, 2017, respectively, and the non-current portion of restricted cash was approximately $0.1 million as of September 30, 2018 and December 31, 2017.
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30, 2019 and December 31, 2018, the fair value of notes receivable, net approximated the carrying value due to contractual terms of trade and loans receivable generally being under 24 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
September 30, 2019
Term loan	2	$783,916	$782,000
Senior unsecured notes	2	$394,688	$375,000
December 31, 2018
Term loan	2	$784,479	$807,700
Senior unsecured notes	2	$354,863	$375,000
The term loan and senior unsecured notes were reported at fair value using Level 2 inputs based on quoted market prices for these securities.

Recent Accounting Guidance
Recently Adopted Accounting Guidance
In June 2018, the FASB issued ASU No. 2018-07, which expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The new standard became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted this guidance in the quarter ended March 31, 2019. The adoption of this ASU did not have a material impact on our Financial Statements.
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
In June 2016, the FASB issued ASU No. 2016-13, which provides updated guidance on how an entity should measure credit losses on financial instruments. Subsequently, in November 2018 the FASB issued ASU No. 2018-19, which clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20, but should rather be accounted for in accordance with ASC 842. In May 2019, the FASB issued ASU No. 2019-05 providing targeted transition relief to all reporting entities within the scope of Topic 326. The new standard and related amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance is expected to be applied using a modified retrospective approach for the cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective and using a prospective approach for debt securities for which any other-

than-temporary impairment had been recognized before the effective date. This guidance replaces the current incurred loss measurement methodology with a current expected credit loss (“CECL”) measurement methodology over the lifetime of the receivables. This guidance primarily impacts our trade and other receivables, including those related to revenues from contracts with customers that may contain contract assets with respect to performance obligations that are satisfied for which the customers have not yet been invoiced. From a segment management perspective, our operations are not expected to be significantly impacted: (a) Our FinTech business acts as a merchant of record for settlement transactions for our cash access related customers wherein cash is held by the Company; therefore, we generally have the ability to withhold the necessary funds from customers to satisfy the outstanding receivables associated with equipment, information and other products and services; and (b) Our Games business sells EGMs to gaming establishments on a relatively short-term basis and collections are reasonably certain based on historical experience. Overall, we are currently continuing to evaluate the impact of adopting this guidance on our Financial Statements, including accounting policies and processes, controls and systems; however, we do not expect this guidance to have a material impact on our results of operations or financial position.
As of September 30, 2019, other than what has been described above, we do not anticipate recently issued accounting guidance to have a significant impact on our consolidated financial statements.
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
Certain of our lease arrangements contain options to renew with terms that generally have the ability to extend the lease term to a range of approximately 1 to 15 years. The exercise of lease renewal options is generally at our sole discretion. The expected lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such option. The depreciable life of leased assets and leasehold improvements are limited by the expected term of such assets, unless there is a transfer of title or purchase option reasonably certain to be exercised.
Lessee
We enter into operating lease agreements for real estate purposes that generally consist of buildings for office space and warehouses for manufacturing purposes. Certain of our lease agreements consist of rental payments that are periodically adjusted for inflation. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. Our lease agreements do not generally provide explicit rates of interest; therefore, we use our incremental collateralized borrowing rate based on the information available at the commencement date to determine the present value of lease payments. Leases with an expected term of 12 months or less are not accounted for on our Balance Sheets.

Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At September 30, 2019
Assets
Operating lease ROU assets	Other assets, non-current	$11,452
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$5,362
Non-current operating lease liabilities	Other accrued expenses and liabilities	$9,490
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$1,438	$4,396
Operating lease ROU assets obtained in exchange for lease obligations(1)	$—	$14,595
(1)  The amount includes approximately $13.7 million of operating lease ROU assets obtained in exchange for existing lease obligations and approximately $0.9 million of operating lease ROU assets obtained in exchange for new lease obligations entered into during the nine months ended September 30, 2019. The amounts are presented net of current year terminations and exclude amortization for the period. There were no new operating lease ROU assets obtained in exchange for lease obligations during the three months ended September 30, 2019.
Other information related to lease terms and discount rates is as follows:

At September 30, 2019
Weighted average remaining lease term (in years)	2.89
Weighted average discount rate	5.25%
Components of lease expense are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease Cost:
Operating lease cost	$1,354	$3,629
Variable lease cost	$401	$1,240

Maturities of lease liabilities are summarized as follows as of September 30, 2019 (in thousands):

Year ending December 31,	Amount
2019 (excluding the nine months ended September 30, 2019)	$1,477
2020	6,044
2021	4,866
2022	2,622
2023	980
Thereafter	—
Total future minimum lease payments	$15,989
Amount representing interest	1,137
Present value of future minimum lease payments	$14,852
Current operating lease obligations	5,362
Long-term lease obligations	$9,490
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under the previous lease accounting, maturities of lease liabilities were as follows as of December 31, 2018 (in thousands):

Year ending December 31,	Amount
2019	$5,570
2020	5,680
2021	4,598
2022	2,799
2023	1,074
Thereafter	—
Total future minimum lease payments	$19,721
Lessor
We generate lease revenues primarily from our gaming operations activities, and the majority of our leases are month-to-month leases. Under these arrangements, we retain ownership of the EGMs installed at customer facilities. We receive recurring revenues based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. Such revenues are generated daily and are limited to the lesser of the net win per day generated by the leased gaming equipment or the fixed daily fee and the lease payments that have been collected from the lessee. Certain of our leases have terms and conditions with options for a lessee to purchase the underlying assets. Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for further discussion of lease revenue. The cost of property and equipment the Company is leasing to third-parties as of September 30, 2019 is approximately $188.7 million, which includes accumulated depreciation of approximately $102.5 million.
In addition, we generated lease revenue from sales-type leases in the FinTech segment in the amount of approximately $0.1 million and $2.7 million for the three and nine months ended September 30, 2019. Our interest income recognized in connection with sales-type leases is immaterial.
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At September 30, 2019
Assets
Net investment in sales-type leases - current	Trade and other receivables, net	$886
Net investment in sales-type leases - non-current	Other receivables	$1,527

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
Atrient, Inc.
On March 8, 2019, we acquired certain assets of Atrient, Inc. (“Atrient”), a privately held company that develops and distributes hardware and software applications to gaming operators to enhance gaming patron loyalty, in an asset purchase agreement. This acquisition includes existing contracts with gaming operators, technology, and intellectual property that allow us to provide gaming operators a self-service enrollment, player loyalty and marketing equipment, a mobile application to offer a gaming operator’s patrons additional flexibility in accessing casino promotions, and a marketing platform that manages and delivers a gaming operator’s marketing programs through these patron interfaces. This acquisition expands our financial technology solutions offerings within our FinTech segment. Under the terms of the asset purchase agreement, we paid the Seller $20 million at the closing of the transaction and will pay an additional $10 million one year following the closing and another $10 million two years following the date of closing. In addition, we expect that an additional $10 million in contingent consideration will be earned by the Seller based upon the achievement of certain revenue targets over the first two years post-closing. We expect the total consideration for this acquisition, inclusive of the contingent consideration, to be approximately $50 million. The acquisition did not have a significant impact on our results of operations or financial condition.
The total purchase consideration for certain assets of Atrient was as follows (in thousands):

Amount
Purchase consideration
Cash consideration paid at closing	$20,000
Cash consideration to be paid in subsequent periods (at fair value)	18,528
Total cash consideration	38,528
Contingent consideration (at fair value)	9,028
Total purchase consideration	$47,556
Cash consideration is comprised of a short-term component that is recorded in accounts payable and accrued expenses and a long-term component payable within two years recorded in other accrued expenses and liabilities of our Balance Sheets. The contingent consideration is comprised of a long-term component recorded in other accrued expenses and liabilities of our Balance Sheets.
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
Receivables acquired of approximately $1.8 million were short-term in nature and considered to be collectible, and therefore, the carrying amounts of these assets were determined to represent their fair values. Inventory acquired of approximately $1.0 million consisted of raw materials and finished goods and was fair valued based on the estimated net realizable value of these assets. Property, equipment, and leased assets acquired were not material in size or scope, and the carrying amounts of these assets represented their fair values. The operating lease ROU assets of approximately $0.2 million were recorded at their fair values based on the present value of future lease payments discounted in accordance with the policy disclosed in “Note 3 — Leases.”
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
The financial results included in our Statements of Income since the acquisition date reflected revenues of approximately $4.6 million and $10.0 million for the three and nine months ended September 30, 2019, respectively. Net income was approximately $0.7 million and $2.1 million for the three and nine months ended September 30, 2019, respectively. We incurred acquisition-related costs of approximately $0.2 million during the nine months ended September 30, 2019.
The unaudited pro forma financial data with respect to the revenue and earnings on a consolidated basis as if the acquisition of certain assets of Atrient occurred on January 1, 2018 included revenues of approximately $134.6 million and $391.0 million and net income of approximately $9.3 million and $21.0 million for the three and nine months ended September 30, 2019, respectively; revenues of approximately $124.2 million and $359.7 million; and net income of approximately $2.7 million and $9.1 million for the three and nine months ended September 30, 2018, respectively.

5.          FUNDING AGREEMENTS
Commercial Cash Arrangements
We have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Income, were approximately $1.8 million and $5.5 million for the three and nine months ended September 30, 2019, respectively, and approximately $1.6 million and $5.3 million for the three and nine months ended September 30, 2018, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balances of ATM cash utilized by us from the third-parties were approximately $189.6 million and $224.7 million as of September 30, 2019 and December 31, 2018, respectively.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash in the maximum amount of $300 million with the ability to increase the amount by $75 million over a 5-day period for holidays, such as the period around New Year’s Day. The term of the agreement expires on June 30, 2022 and will automatically renew for additional one-year periods unless either party provides a 90-day written notice of its intent not to renew.
We are responsible for any losses of cash in the ATMs under this agreement, and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three and nine months ended September 30, 2019 and 2018.
Site-Funded ATMs
We operate ATMs at certain customers’ gaming establishments where the gaming establishment provides the cash required for the ATMs’ operational needs. We are required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability included within settlement liabilities in the accompanying Balance Sheets was approximately $227.7 million and $249.6 million as of September 30, 2019 and December 31, 2018, respectively.
Everi-Funded ATMs
We enter into agreements with international customers for certain of our ATMs whereby we provide the cash required to operate the ATMs. We had supplied approximately $3.8 million and $4.8 million of our cash for these ATMs as of September 30, 2019 and December 31, 2018, respectively, which represents an outstanding balance under such agreements at the end of the period. Such amounts are reported within the settlement receivables line of our Balance Sheets.
Prefunded Cash Access Agreements
Due to regulatory requirements in certain jurisdictions, some international gaming establishments require prefunding of cash to cover the outstanding settlement amounts in order for us to provide cash access services to their properties. We enter into agreements with these gaming operators for which we supply our cash access services to their properties. Under these agreements, we maintain sole discretion to either continue or cease operations as well as discretion over the amounts prefunded to the properties and may request amounts to be refunded to us, with appropriate notice to the operator, at any time. The initial prefunded amounts and subsequent amounts from the settlement of transactions are deposited into a bank account that is to be used exclusively for cash access services, and we maintain the right to monitor the transaction activity in that account. The total amount of prefunded cash outstanding was approximately $5.9 million and $6.1 million at September 30, 2019 and December 31, 2018, respectively, and is included in the prepaid expenses and other assets line on our Balance Sheets.

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
The balance of trade and other receivables consisted of the following (in thousands):

	At September 30,	At December 31,
	2019	2018
Trade and other receivables, net
Games trade and loans receivables	$51,082	$53,011
FinTech trade and loans receivables	33,208	18,890
Other receivables	2,019	1,333
Net investment in sales-type leases(1)	2,413	—
Total trade and other receivables, net	88,722	73,234
Non-current portion of receivables
Games trade and loans receivables	(1,742)	(2,922)
FinTech trade and loans receivables	(10,330)	(5,925)
Net investment in sales-type leases(1)	(1,527)	—
Total non-current portion of receivables	(13,599)	(8,847)
Total trade and other receivables, current portion	$75,123	$64,387
(1)  Refer to “Note 3 — Leases” for discussion on net investment in sales-type leases recorded on the Balance Sheets as a result of the implementation of ASC 842.
At least quarterly, we evaluate the collectability of outstanding balances and establish a reserve for the amount of the expected losses on our receivables. The allowance for doubtful accounts for trade receivables was approximately $5.7 million and $6.4 million as of September 30, 2019 and December 31, 2018, respectively, and included approximately $4.7 million and $3.2 million of check warranty reserves, respectively. The provision for doubtful accounts receivable is generally included within operating expenses in the Statements of Income.
7.          INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead, and freight. The inventory is stated at the lower of cost or net realizable value and accounted for using the first in, first out method.
Inventory consisted of the following (in thousands):

	At September 30,	At December 31,
	2019	2018
Inventory
Component parts, net of reserves of $1,839 and $1,468 at September 30, 2019 and December 31, 2018, respectively	$21,451	$23,197
Work-in-progress	2,691	280
Finished goods	2,307	926
Total inventory	$26,449	$24,403

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
The balance of the current portion of prepaid expenses and other assets consisted of the following (in thousands):

	At September 30,	At December 31,
	2019	2018
Prepaid expenses and other assets
Prepaid expenses	$12,271	$8,351
Deposits	8,488	8,241
Restricted Cash	8,303	$1,548
Other	1,965	2,119
Total prepaid expenses and other assets	$31,027	$20,259
The balance of the non-current portion of other assets consisted of the following (in thousands):

	At September 30,	At December 31,
	2019	2018
Other assets
Operating lease ROU assets(1)	$11,452	$—
Prepaid expenses and deposits	7,627	5,289
Debt issuance costs of revolving credit facility	508	654
Other	277	309
Total other assets	$19,864	$6,252
(1)  Refer to “Note 3 — Leases” for discussion on operating lease ROU assets recorded on the Balance Sheets as a result of the implementation of ASC 842.
9.          PROPERTY, EQUIPMENT AND LEASED ASSETS
Property, equipment and leased assets consist of the following (dollars in thousands):

		At September 30, 2019			At December 31, 2018
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property, equipment, and leased assets
Rental pool - deployed	2-4	$188,661	$102,532	$86,129	$183,309	$105,038	$78,271
Rental pool - undeployed	2-4	27,673	19,593	8,080	23,825	14,680	9,145
FinTech equipment	3-5	27,252	21,463	5,789	27,285	21,000	6,285
Leasehold and building improvements	Lease Term	11,966	7,867	4,099	11,857	6,938	4,919
Machinery, office, and other equipment	2-5	46,576	28,578	17,998	46,322	28,654	17,668
Total		$302,128	$180,033	$122,095	$292,598	$176,310	$116,288
Depreciation expense related to property, equipment, and leased assets totaled approximately $16.0 million and $46.1 million for the three and nine months ended September 30, 2019, respectively, and approximately $17.3 million and $43.8 million for the three and nine months ended September 30, 2018, respectively.

10.          GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $673.6 million and $640.5 million at September 30, 2019 and December 31, 2018, respectively. Change in the amount of goodwill since December 31, 2018 is primarily attributable to the goodwill recorded as a result of the acquisition of our player loyalty business during the first quarter of 2019 of approximately $33.1 million.
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
There was no impairment identified for our goodwill for the three and nine months ended September 30, 2019 and 2018.
Other Intangible Assets
Other intangible assets consist of the following (dollars in thousands):

		At September 30, 2019			At December 31, 2018
	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	5	$58,941	$18,717	$40,224	$57,440	$12,178	$45,262
Customer contracts	4	60,375	48,570	11,805	51,175	46,162	5,013
Customer relationships	7	231,100	100,343	130,757	231,100	84,619	146,481
Developed technology and software	1	302,725	214,658	88,067	277,243	190,886	86,357
Patents, trademarks, and other	3	29,082	25,843	3,239	29,168	24,884	4,284
Total		$682,223	$408,131	$274,092	$646,126	$358,729	$287,397
Amortization expense related to other intangible assets was approximately $17.2 million and $51.1 million for the three and nine months ended September 30, 2019, respectively, and approximately $16.1 million and $48.9 million for the three and nine months ended September 30, 2018, respectively.
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
We paid approximately $5.6 million and $17.7 million in placement fees, including $0.1 million and $0.6 million of imputed interest, for the three and nine months ended September 30, 2019, respectively, and approximately $5.6 million and $17.1 million in placement fees, including $0.4 million and $1.8 million of imputed interest, for the three and nine months ended September 30, 2018, respectively.
11.          ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (in thousands):

	At September 30,	At December 31,
	2019	2018
Accounts payable and accrued expenses
Trade accounts payable	$84,695	$70,796
Contract liabilities	28,890	12,887
Payroll and related expenses	9,400	15,055
Accrued interest	8,391	1,374
Cash access processing and related expenses	5,787	4,160
Operating lease liabilities(1)	5,362	—
Accrued taxes	2,156	1,917
Other	2,110	6,303
Placement fees	585	16,746
Total accounts payable and accrued expenses	$147,376	$129,238
(1)  Refer to “Note 3 — Leases” for discussion on operating lease liabilities recorded on the Balance Sheets as a result of the implementation of ASC 842.
12.          LONG-TERM DEBT
The following table summarizes our outstanding indebtedness (in thousands):

	At September 30,	At December 31,
	2019	2018
Long-term debt
Senior secured term loan	$782,000	$807,700
Senior unsecured notes	375,000	375,000
Total debt	1,157,000	1,182,700
Debt issuance costs and discount	(16,933)	(19,484)
Total debt after debt issuance costs and discount	1,140,067	1,163,216
Current portion of long-term debt	(8,200)	(8,200)
Long-term debt, less current portion	$1,131,867	$1,155,016

Refinancing
On May 9, 2017 (the “Closing Date”), Everi Payments, as borrower, and Holdings entered into a credit agreement with the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (amended as described below, the “Credit Agreement”). The Credit Agreement provides for: (a) a $35.0 million, five year senior secured revolving credit facility (the “Revolving Credit Facility”); and (b) an $820.0 million, seven year senior secured term loan facility (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Credit Facilities”). The fees associated with the Credit Facilities included discounts of approximately $4.1 million and debt issuance costs of approximately $15.5 million. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including the absence of defaults and the accuracy of representations and warranties.
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
The Credit Agreement governing the Credit Facilities contains certain covenants that, among other things, limit Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The Credit Agreement governing the Credit Facilities also requires Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio. At September 30, 2019, our consolidated secured leverage ratio was 2.97 to 1.00, with a maximum allowable ratio of 4.75 to 1.00 (which maximum allowable ratio is reduced to 4.50 to 1.00 as of December 31, 2019, 4.25 to 1.00 as of December 31, 2020, and 4.00 to 1.00 as of December 31, 2021 and each December 31 thereafter).
We were in compliance with the covenants and terms of the Credit Facilities as of September 30, 2019.
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
The Term Loan Facility had an applicable weighted average interest rate of 5.25% and 5.41% for the three and nine months ended September 30, 2019, respectively.
At September 30, 2019, we had $782.0 million of borrowings outstanding under the Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the Revolving Credit Facility as of September 30, 2019.
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
Upon the issuance of the Refinanced Secured Notes on April 15, 2015, the Company issued to CPPIB Credit Investments III Inc. (the “Purchaser”) a warrant to acquire 700,000 shares of Holdings’ common stock, with an exercise price equal to $9.88 per share, representing a 30% premium to the volume-weighted average price of Holdings’ common stock for the ten trading days prior to the issuance of the warrant. Upon issuance, the warrant was valued at approximately $2.2 million during the quarter ended June 30, 2015 using a modified Black-Scholes model and was accounted for as a debt discount, of which the unamortized portion was subsequently written off upon redemption of the Refinanced Secured Notes. The warrant was not impacted by the May 9, 2017 redemption of the Refinanced Secured Notes and expires on the sixth anniversary of the date of issuance. The number of shares issuable pursuant to the warrant and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, mergers and certain other events.
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
We were in compliance with the terms of the 2017 Unsecured Notes as of September 30, 2019.
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

Mat Jessop, et. al. v. Penn National Gaming, Inc., is a putative class action matter filed on October 15, 2018, pending in the U.S. District Court for the Middle District of Florida, Orlando Division. Everi Payments was added as a defendant on December 21, 2018. Penn National Gaming, Inc. (“Penn National”) was dismissed by the Court with prejudice on October 28, 2019, leaving only claims against Everi Payments. Plaintiff, on behalf of himself and others similarly situated, alleges that Everi Payments has been unjustly enriched through the charging of service fees for transactions conducted at Penn National facilities. Plaintiff seeks injunctive relief against both parties, and an award of statutory damages, attorney’s fees, and costs.
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
14.          STOCKHOLDERS’ EQUITY
Preferred Stock. Our amended and restated certificate of incorporation, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of September 30, 2019 and December 31, 2018, we had no shares of preferred stock outstanding.
Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the time and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution, or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of September 30, 2019 and December 31, 2018, we had 97,278,570 and 95,099,532 shares of common stock issued, respectively.

Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 3,698 and 92,065 shares of common stock for the three and nine months ended September 30, 2019, respectively, at an aggregate purchase price of $41,433 and $1,021,082, respectively, and 1,215 and 7,431 shares of common stock for the three and nine months ended September 30, 2018, respectively, at an aggregate purchase price of $9,424 and $56,702, respectively, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.
15.          WEIGHTED AVERAGE COMMON SHARES
The weighted average number of shares of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average shares
Weighted average number of common shares outstanding - basic	72,251	69,750	71,361	69,217
Potential dilution from equity awards(1)	6,874	4,844	6,493	4,495
Weighted average number of common shares outstanding - diluted(1)	79,125	74,594	77,854	73,712
(1)  The potential dilution excludes the weighted average effect of equity awards to purchase approximately 0.2 million and 1.7 million shares of common stock for the three and nine months ended September 30, 2019, respectively, and approximately 3.7 million and 7.4 million shares of common stock for the three and nine months ended September 30, 2018, respectively, as the application of the treasury stock method, as required, makes them anti-dilutive.
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
A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock Awards	Restricted Stock Units
Outstanding, December 31, 2018	15,674	8	1,797
Granted	—	—	1,976
Exercised options or vested shares	(1,891)	(8)	(288)
Canceled or forfeited	(1,101)	—	(79)
Outstanding, September 30, 2019	12,682	—	3,406
There are approximately 2.8 million awards of our common stock available for future equity grants under our existing equity incentive plans.
Stock Options
Our time-based stock options granted under our equity plans generally vest at a rate of 25% per year on each of the first four anniversaries of the option grant dates, and the options expire after a ten year period.

Our market-based options granted in 2017 and 2016 under our 2014 Plan and 2012 Plan vest at a rate of 25% per year on each of the first four anniversaries of the grant date, provided that as of the vesting date for each vesting tranche, the closing price of our shares on the New York Stock Exchange is at least a specified price hurdle, defined as a 25% and 50% premium for 2017 and 2016, respectively, to the closing stock price on the grant date. If the price hurdle is not met as of the vesting date for a vesting tranche, then the vested tranche shall vest and become vested shares on the last day of a period of 30 consecutive trading days during which the closing price is at least the price hurdle. These options expire after a ten year period.
The following table presents the options activity for the nine months ended September 30, 2019:

	Number of Options (in thousands)	Weighted Average Exercise Price (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	15,674	$5.39	6.0	$17,733
Granted	—
Exercised	(1,891)	$5.82
Canceled or forfeited	(1,101)	$7.43
Outstanding, September 30, 2019	12,682	$5.15	5.6	$42,917
Vested and expected to vest, September 30, 2019	12,434	$5.19	5.6	$41,587
Exercisable, September 30, 2019	9,995	$5.70	5.2	$28,494
There were no time-based or market-based option awards granted during the three and nine months ended September 30, 2019 and 20,000 time-based option awards granted during the three and nine months ended September 30, 2018. The total intrinsic value of options exercised was approximately $1.3 million and $8.8 million for the three and nine months ended September 30, 2019, respectively, and approximately $2.7 million and $6.5 million for the three and nine months ended September 30, 2018, respectively.
There was approximately $1.8 million in unrecognized compensation expense related to options expected to vest as of September 30, 2019. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.3 years. We recorded approximately $2.1 million in non-cash compensation expense related to options granted that were expected to vest as of September 30, 2019. We received approximately $1.8 million and $11.3 million in cash from the exercise of options for the three and nine months ended September 30, 2019, respectively.
There was approximately $4.3 million in unrecognized compensation expense related to options expected to vest as of September 30, 2018. This cost was expected to be recognized on a straight-line basis over a weighted average period of 3.0 years. We recorded approximately $4.7 million in non-cash compensation expense related to options granted that were expected to vest as of September 30, 2018. We received approximately $3.2 million and $9.5 million in cash from the exercise of options for the three and nine months ended September 30, 2018, respectively.
Restricted Stock Awards
The following table presents our time-based restricted stock activity for the nine months ended September 30, 2019:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)
Outstanding, December 31, 2018	8	$6.66
Granted	—	$—
Vested	(8)	$6.66
Forfeited	—	$—
Outstanding, September 30, 2019	—	$—
There were no shares of restricted stock granted for the three and nine months ended September 30, 2019 and 2018. The total fair value of restricted stock vested was $55,478 for the nine months ended September 30, 2019 and $33,307 and $185,359 for the three and nine months ended September 30, 2018, respectively.
There was no remaining unrecognized compensation expense related to shares of restricted stock expected to vest as of September 30, 2019. During the nine months ended September 30, 2019, there were 8,330 shares of restricted stock that vested, and we recorded $48,203 in non-cash compensation expense related to restricted stock expected to vest.

There was approximately $0.1 million in unrecognized compensation expense related to shares of restricted stock expected to vest as of September 30, 2018. This cost was expected to be recognized on a straight-line basis over a weighted average period of 0.3 years. During the nine months ended September 30, 2018, there were 27,003 shares of restricted stock that vested, and we recorded $0.4 million in non-cash compensation expense related to the restricted stock expected to vest.
Restricted Stock Units
The fair value of each RSU grant is based on the market value of our common stock at the time of grant.
The time-based RSUs vest at a rate of 25% per year on each of the first four anniversaries of the grant dates.
The performance-based RSUs granted during the nine months ended September 30, 2019 will be evaluated by the Compensation Committee of our Board of Directors after a performance period, beginning on the date of grant through December 31, 2021, based on certain revenue and free cash flow growth rate metrics, with achievement of each measure to be determined independently of one another. If the performance criteria of the metrics are approved, the eligible awards will become vested on the third anniversary of the grant dates.
The time-based RSUs granted during the nine months ended September 30, 2019 to independent members of our Board of Directors vest in equal installments on each of the first three anniversary dates of the grant date and settle on the earliest of the following events: (a) May 1, 2029; (b) death; (c) the occurrence of a Change in Control (as defined in the Amended and Restated 2014 Plan), subject to qualifying conditions; or (d) the date that is six months following the separation from service, subject to qualifying conditions.
The performance-based RSUs granted during the nine months ended September 30, 2018 will be evaluated by the Compensation Committee of our Board of Directors after a performance period, beginning on the date of grant through December 31, 2020, based on certain revenue and Adjusted EBITDA growth rate metrics, with achievement of each measure to be determined independently of one another. If the performance criteria of the metrics are approved, the eligible awards will become vested on the third anniversary of the grant dates.
The time-based RSUs granted during the nine months ended September 30, 2018 to independent members of our Board of Directors vest in equal installments on each of the first three anniversary dates of the grant date and settle on the earliest of the following events: (a) March 7, 2028; (b) death; (c) the occurrence of a Change in Control (as defined in the Amended and Restated 2014 Plan), subject to qualifying conditions; or (d) the date that is six months following the separation from service, subject to qualifying conditions.
The following table presents our RSU awards activity for the nine months ended September 30, 2019:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Life Remaining (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	1,797	$7.49	2.0	$9,254
Granted	1,976	$10.17
Vested	(288)	$7.44
Forfeited	(79)	$8.54
Outstanding, September 30, 2019	3,406	$9.02	1.9	$28,812
Vested and expected to vest, September 30, 2019	2,334	$8.97	1.8	$19,743
There were approximately 2.0 million and 1.9 million shares of the RSU awards granted for the nine months ended September 30, 2019 and 2018, respectively. There were approximately 0.3 million RSU awards that vested during the nine months ended September 30, 2019 and no shares that vested during the nine months ended September 30, 2018.
There was approximately $15.3 million and $7.3 million in unrecognized compensation expense related to RSU awards expected to vest as of September 30, 2019 and 2018, respectively. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.7 years and 3.2 years as of September 30, 2019 and 2018, respectively. We recorded approximately $4.0 million and $1.0 million in non-cash compensation expense related to the RSU awards during the nine months ended September 30, 2019 and 2018, respectively.

17.          INCOME TAXES
The income tax benefit reflected an effective income tax rate of negative 16.5% and negative 15.3% for the three and nine months ended September 30, 2019, respectively, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets and the benefit from a research credit. The decrease in our valuation allowance is primarily due to the book income during the year and certain indefinite lived deferred tax assets which can be offset against our indefinite lived deferred tax liabilities. The income tax benefit reflected an effective income tax rate of negative 53.3% and negative 39.5% for the three and nine months ended September 30, 2018, respectively, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets, and the benefit from a research credit.
We have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of September 30, 2019, we recorded approximately $1.1 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. We have not accrued any penalties and interest for our unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate any other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Income.
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
We have reported our financial performance based on our segments in both the current and prior periods. Our CODM determined that our operating segments for conducting business are: (a) Games, and (b) FinTech:
•The Games segment provides solutions directly to gaming establishments to offer their patrons gaming entertainment- related experiences including: leased gaming equipment; sales of gaming equipment; gaming systems; interactive solutions; and ancillary products and services.
•The FinTech segment provides solutions directly to gaming establishments to offer their patrons cash access-related services and products, including: access to cash at gaming facilities via ATM cash withdrawals; credit card cash access transactions and POS debit card cash access transactions; check-related services; kiosks for cash access and other services; self-service enrollment, player loyalty and marketing equipment; maintenance services; compliance, audit, and data software; casino credit data and reporting services, and other ancillary offerings.
Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we record depreciation and amortization expenses to the business segments.
Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.

The following tables present segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Games
Revenues
Gaming operations	$48,515	$43,540	$138,377	$126,618
Gaming equipment and systems	19,584	21,068	66,083	63,499
Gaming other	1,174	1,231	1,619	1,887
Total revenues	69,273	65,839	206,079	192,004
Costs and expenses
Cost of revenues(1)
Gaming operations	4,942	4,607	12,792	13,000
Gaming equipment and systems	11,126	11,907	37,087	34,693
Gaming other	1,117	1,059	1,464	1,618
Cost of revenues	17,185	17,573	51,343	49,311

Operating expenses	13,968	13,969	44,599	42,186
Research and development	6,369	5,407	17,481	14,313
Depreciation	14,420	15,847	41,283	39,099
Amortization	14,258	13,789	42,644	41,181
Total costs and expenses	66,200	66,585	197,350	186,090
Operating income (loss)	$3,073	$(746)	$8,729	$5,914
(1) Exclusive of depreciation and amortization.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
FinTech
Revenues
Cash access services	$43,152	$39,406	$123,680	$117,364
Equipment	10,188	7,155	25,051	16,338
Information services and other	11,956	7,930	33,240	24,307
Total revenues	65,296	54,491	181,971	158,009
Costs and expenses
Cost of revenues(1)
Cash access services	4,112	2,234	9,777	6,910
Equipment	5,957	3,846	14,884	9,786
Information services and other	1,024	949	2,952	3,146
Cost of revenues	11,093	7,029	27,613	19,842

Operating expenses	23,663	21,450	66,847	62,990
Research and development	1,827	—	4,918	—
Depreciation	1,595	1,457	4,779	4,731
Amortization	2,898	2,299	8,499	7,762
Total costs and expenses	41,076	32,235	112,656	95,325
Operating income	$24,220	$22,256	$69,315	$62,684
(1)  Exclusive of depreciation and amortization.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total Games and FinTech
Revenues	$134,569	$120,330	$388,050	$350,013
Costs and expenses
Cost of revenues(1)	28,278	24,602	78,956	69,153
Operating expenses	37,631	35,419	111,446	105,176
Research and development	8,196	5,407	22,399	14,313
Depreciation	16,015	17,304	46,062	43,830
Amortization	17,156	16,088	51,143	48,943
Total costs and expenses	107,276	98,820	310,006	281,415
Operating income	$27,293	$21,510	$78,044	$68,598
(1)  Exclusive of depreciation and amortization.

	At September 30,	At December 31,
	2019	2018
Total assets
Games	$901,082	$912,849
FinTech	666,490	635,412
Total assets	$1,567,572	$1,548,261
Major Customers. No single customer accounted for more than 10% of our revenues for the three and nine months ended September 30, 2019 and 2018. Our five largest customers accounted for approximately 15% of our revenues for the three and nine months ended September 30, 2019 and 18% of our revenues for the three and nine months ended September 30, 2018.
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
Cautionary Information Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “goal,” “target,” “future,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “project,” “may,” “should,” or “will” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to additional risks and uncertainties, including those set forth under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2018, and are based on information available to us on the date hereof. Such risks and uncertainties could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: our ability to generate profits in the future and to create incremental value for shareholders; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions consistent with our forecasts in order to achieve future growth; our ability to execute on key initiatives and deliver ongoing improvements; expectations regarding driving growth for the Company’s installed base and daily win per unit; expectations regarding placement fee arrangements; inaccuracies in underlying operating assumptions; expectations regarding customers’ preferences and demands for future product and service offerings; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to comply with the Europay, MasterCard, and Visa global standard for cards equipped with security chip technology; our ability to successfully introduce new products and services, including third-party licensed content; gaming establishment and patron preferences; failure to control product development costs and create successful new products; anticipated sales performance; our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises; national and international economic and industry conditions; changes in gaming regulatory, card association, and statutory requirements; regulatory and licensing difficulties; competitive pressures and changes in the competitive environment; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; technological obsolescence and our ability to adapt to evolving technologies; our ability to comply with our debt covenants and service outstanding debt; employee turnover, and other statements that are not historical facts. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized.
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
Overview
Everi is a leading supplier of entertainment and technology solutions for the casino, interactive, and gaming industry. With a focus on both customers and players, Everi develops games and gaming machines, gaming systems and services, and is the provider of core financial products and services, player loyalty tools and applications, and intelligence and regulatory compliance solutions. Everi’s mission is to provide casino operators with games that facilitate memorable player experiences, offer secure financial transactions for casinos and their patrons, and deliver software tools and applications to improve casino operations efficiencies and fulfill regulatory compliance requirements.

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
Everi FinTech provides gaming operators cash access and related products and services, including: (a) access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions, point of sale (“POS”) debit card cash access transactions, and check verification and warranty services; (b) equipment that provides cash access and efficiency-related services; (c) self-service enrollment, player loyalty and marketing equipment; (d) products and services that improve credit decision making, automate cashier operations, and enhance patron marketing activities for gaming establishments; (e) compliance, audit, and data solutions; and (f) online payment processing solutions for gaming operators in states that offer intrastate, Internet-based gaming and lottery activities.
Trends and Developments Impacting our Business
The key trends, developments, and challenges facing us were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Except as discussed herein, during the three and nine months ended September 30, 2019, there have been no significant changes in these trends, other than the acquisition of certain assets of Atrient as described in “Note 4 — Business Combinations” in Part I, Item 1: Financial Statements. For further information, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends and Developments Impacting our Business” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, which is incorporated herein by reference.
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

Results of Operations
Three months ended September 30, 2019 compared to three months ended September 30, 2018
The following table presents our Results of Operations as reported for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 (amounts in thousands)*:

	Three Months Ended
	September 30, 2019		September 30, 2018		2019 vs 2018
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$48,515	36%	$43,540	36%	$4,975	11%
Gaming equipment and systems	19,584	14%	21,068	18%	(1,484)	(7)%
Gaming other	1,174	1%	1,231	1%	(57)	(5)%
Games total revenues	69,273	51%	65,839	55%	3,434	5%
FinTech revenues
Cash access services	43,152	32%	39,406	32%	3,746	10%
Equipment	10,188	8%	7,155	6%	3,033	42%
Information services and other	11,956	9%	7,930	7%	4,026	51%
FinTech total revenues	65,296	49%	54,491	45%	10,805	20%
Total revenues	134,569	100%	120,330	100%	14,239	12%
Costs and expenses
Games cost of revenues(1)
Gaming operations	4,942	4%	4,607	4%	335	7%
Gaming equipment and systems	11,126	8%	11,907	10%	(781)	(7)%
Gaming other	1,117	1%	1,059	1%	58	5%
Games total cost of revenues	17,185	13%	17,573	15%	(388)	(2)%
FinTech cost of revenues(1)
Cash access services	4,112	3%	2,234	2%	1,878	84%
Equipment	5,957	4%	3,846	3%	2,111	55%
Information services and other	1,024	1%	949	1%	75	8%
FinTech total cost of revenues	11,093	8%	7,029	6%	4,064	58%
Operating expenses	37,631	28%	35,419	29%	2,212	6%
Research and development	8,196	6%	5,407	4%	2,789	52%
Depreciation	16,015	12%	17,304	14%	(1,289)	(7)%
Amortization	17,156	13%	16,088	14%	1,068	7%
Total costs and expenses	107,276	80%	98,820	82%	8,456	9%
Operating income	27,293	20%	21,510	18%	5,783	27%
Other expenses
Interest expense, net of interest income	19,297	14%	20,160	17%	(863)	(4)%
Total other expenses	19,297	14%	20,160	17%	(863)	(4)%
Income before income tax	7,996	6%	1,350	1%	6,646	492%

(1) Exclusive of depreciation and amortization.

* Rounding may cause variances.

	Three Months Ended
	September 30, 2019		September 30, 2018		2019 vs 2018
	$	%	$	%	$	%
Income tax benefit	(1,319)	(1)%	(719)	(1)%	(600)	83%
Net income	$9,315	7%	$2,069	2%	$7,246	350%

* Rounding may cause variances.
Revenues
Total revenues increased by approximately $14.2 million, or 12%, to approximately $134.6 million for the three months ended September 30, 2019, as compared to the same period in the prior year. This was primarily due to the higher Games and FinTech revenues described below.
Games revenues increased by approximately $3.4 million, or 5%, to approximately $69.3 million for the three months ended September 30, 2019, as compared to the same period in the prior year. This was primarily due to an increase in the average daily win per unit on the installed base of leased gaming machines and an increase in our interactive revenues, partially offset by a decline in revenue from the sale of gaming machines.
FinTech revenues increased by approximately $10.8 million, or 20%, to approximately $65.3 million for the three months ended September 30, 2019, as compared to the same period in the prior year. This was primarily due to increased equipment revenues and information services and other revenues, which included revenues from our player loyalty operations of approximately $4.6 million, which were acquired in March of this year, as well as higher dollar and transaction volumes from cash access services.
Costs and Expenses
Total costs and expenses increased by approximately $8.5 million, or 9%, to approximately $107.3 million for the three months ended September 30, 2019, as compared to the same period in the prior year. This was primarily due to the changes in Games and FinTech costs and expenses described below.
Games cost of revenues decreased by approximately $0.4 million, or 2%, to approximately $17.2 million for the three months ended September 30, 2019, as compared to the same period in the prior year. This was primarily due to the lower sales of gaming equipment during the period, partially offset by variable cost increases related to the higher gaming operations revenue.
FinTech cost of revenues increased by approximately $4.1 million, or 58%, to approximately $11.1 million for the three months ended September 30, 2019, as compared to the same period in the prior year. This was primarily due to the costs associated with the increase in equipment sales and an increase in check warranty expense related to check warranty cash access services.

Operating expenses increased by approximately $2.2 million, or 6%, to approximately $37.6 million for the three months ended September 30, 2019, as compared to the same period in the prior year. This was primarily driven by the operating expenses associated with the player loyalty operations and a reduction to the prior period’s operating expenses due to the Resort Advantage acquisition earn out liability adjustment related to our FinTech segment.

Research and development costs increased by approximately $2.8 million, or 52%, to approximately $8.2 million for the three months ended September 30, 2019, as compared to the same period in the prior year. This was primarily due to research and development costs incurred by our FinTech segment and a reduction in capitalized research and development costs within our Games segment.
Depreciation decreased by approximately $1.3 million, or 7%, to approximately $16.0 million for the three months ended September 30, 2019, as compared to the same period in the prior year. This was primarily associated with certain of the fixed assets related to our Games segment becoming fully depreciated.
Amortization increased by approximately $1.1 million, or 7%, to approximately $17.2 million for the three months ended September 30, 2019, as compared to the same period in the prior year. The increase was primarily due to the amortization of the intangible assets in connection with the player loyalty business for our FinTech segment and release of new game themes for our Games segment.
Primarily as a result of the factors described above, operating income increased by approximately $5.8 million, or 27%, to approximately $27.3 million for the three months ended September 30, 2019, as compared to the same period in the prior year.

The operating margin was 20% for the three months ended September 30, 2019 compared to 18% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $0.9 million, or 4%, to approximately $19.3 million for the three months ended September 30, 2019, as compared to the same period in the prior year. This was primarily due to higher interest income during the period, partially offset by an increase in our cash usage fees in connection with our commercial cash arrangements.
Income tax benefit increased by approximately $0.6 million, or 83%, to approximately $1.3 million for the three months ended September 30, 2019, as compared to the same period in the prior year. The income tax benefit reflected an effective income tax rate of negative 16.5% for the three months ended September 30, 2019, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets and the benefit from a research credit. The decrease in our valuation allowance is primarily due to the current quarter book income and certain indefinite lived deferred tax assets, which can be offset against our indefinite lived deferred tax liabilities. The income tax benefit reflected an effective income tax rate of negative 53.3% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets and the benefit from a research credit.
Primarily as a result of the foregoing, net income increased by approximately $7.2 million, or 350%, to approximately $9.3 million and diluted earnings per share (“EPS”) increased by $0.09, or 300%, to $0.12 for the three months ended September 30, 2019, as compared to the same period in the prior year.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
The following table presents our Results of Operations as reported for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 (amounts in thousands)*:

	Nine Months Ended
	September 30, 2019		September 30, 2018		2019 vs 2018
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$138,377	36%	$126,618	36%	$11,759	9%
Gaming equipment and systems	66,083	17%	63,499	18%	2,584	4%
Gaming other	1,619	—%	1,887	1%	(268)	(14)%
Games total revenues	206,079	53%	192,004	55%	14,075	7%
FinTech revenues
Cash access services	123,680	32%	117,364	34%	6,316	5%
Equipment	25,051	6%	16,338	5%	8,713	53%
Information services and other	33,240	9%	24,307	6%	8,933	37%
FinTech total revenues	181,971	47%	158,009	45%	23,962	15%
Total revenues	388,050	100%	350,013	100%	38,037	11%
Costs and expenses
Games cost of revenues(1)
Gaming operations	12,792	3%	13,000	4%	(208)	(2)%
Gaming equipment and systems	37,087	10%	34,693	10%	2,394	7%
Gaming other	1,464	—%	1,618	—%	(154)	(10)%
Games total cost of revenues	51,343	13%	49,311	14%	2,032	4%
FinTech cost of revenues(1)
Cash access services	9,777	3%	6,910	2%	2,867	41%
Equipment	14,884	3%	9,786	3%	5,098	52%
Information services and other	2,952	1%	3,146	1%	(194)	(6)%
FinTech total cost of revenues	27,613	7%	19,842	6%	7,771	39%
Operating expenses	111,446	29%	105,176	30%	6,270	6%
Research and development	22,399	6%	14,313	3%	8,086	56%
Depreciation	46,062	12%	43,830	13%	2,232	5%
Amortization	51,143	13%	48,943	14%	2,200	4%
Total costs and expenses	310,006	80%	281,415	80%	28,591	10%
Operating income	78,044	20%	68,598	20%	9,446	14%
Other expenses
Interest expense, net of interest income	60,130	15%	62,589	18%	(2,459)	(4)%
Loss on extinguishment of debt	—	—%	166	—%	(166)	(100)%
Total other expenses	60,130	15%	62,755	18%	(2,625)	(4)%
Income before income tax	17,914	5%	5,843	2%	12,071	207%
* Rounding may cause variances.
(1) Exclusive of depreciation and amortization.

	Nine Months Ended
	September 30, 2019		September 30, 2018		2019 vs 2018
	$	%	$	%	$	%
Income tax benefit	(2,747)	(1)%	(2,310)	(1)%	(437)	19%
Net income	$20,661	5%	$8,153	2%	$12,508	153%
* Rounding may cause variances.
Revenues
Total revenues increased by approximately $38.0 million, or 11%, to approximately $388.1 million for the nine months ended September 30, 2019, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech revenues, described below.
Games revenues increased by approximately $14.1 million, or 7%, to approximately $206.1 million for the nine months ended September 30, 2019, as compared to the same period in the prior year. This was primarily due to an increase in the average daily win per unit on the installed base of leased gaming machines, an increase in gaming machine unit sales, and an increase in our interactive revenues.
FinTech revenues increased by approximately $24.0 million, or 15%, to approximately $182.0 million for the nine months ended September 30, 2019, as compared to the same period in the prior year. This was primarily due to increased equipment revenues and information services and other revenues, which included revenues from our player loyalty operations of approximately $10.0 million, which were acquired in March of this year, as well as by higher dollar and transaction volumes from cash access services.
Costs and Expenses
Total costs and expenses increased by approximately $28.6 million, or 10%, to approximately $310.0 million for the nine months ended September 30, 2019, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses, described below.
Games cost of revenues increased by approximately $2.0 million, or 4%, to approximately $51.3 million for the nine months ended September 30, 2019, as compared to the same period in the prior year. This was primarily due to the variable costs related to the higher gaming machine unit sales.

FinTech cost of revenues increased by approximately $7.8 million, or 39%, to approximately $27.6 million for the nine months ended September 30, 2019, as compared to the same period in the prior year. This was primarily due to the costs associated with the increase in equipment sales and an increase in check warranty expense related to check warranty cash access services.

Operating expenses increased by approximately $6.3 million, or 6%, to approximately $111.4 million for the nine months ended September 30, 2019, as compared to the same period in the prior year. The increase was primarily due to operating expenses associated with the player loyalty operations and reduction of the prior period’s operating expenses due to the Resort Advantage acquisition earn out liability adjustment related to our FinTech segment, as well as an increase in advertising costs related to our interactive operations in the Games segment.

Research and development costs increased by approximately $8.1 million, or 56%, to approximately $22.4 million for the nine months ended September 30, 2019, as compared to the same period in the prior year. This was primarily due to research and development costs incurred by our FinTech segment, including costs associated with the player loyalty operations and a reduction in capitalized research and development costs within our Games segment.
Depreciation increased by approximately $2.2 million, or 5%, to approximately $46.1 million for the nine months ended September 30, 2019, as compared to the same period in the prior year. This was primarily driven by the changes in the estimated useful lives of certain fixed assets in our installed base and an overall increase in the value of our installed base of leased gaming equipment in our Games segment.
Amortization increased by approximately $2.2 million, or 4%, to approximately $51.1 million for the nine months ended September 30, 2019, as compared to the same period in the prior year. The increase was primarily driven by the amortization of the intangible assets acquired in connection with the player loyalty business for our FinTech segment.

Primarily as a result of the factors described above, operating income increased by approximately $9.4 million, or 14%, to approximately $78.0 million for the nine months ended September 30, 2019, as compared to the same period in the prior year. Operating margin for the nine months ended September 30, 2019 remained consistent with the same period in the prior year at 20%.
Interest expense, net of interest income, decreased by approximately $2.5 million, or 4%, to approximately $60.1 million for the nine months ended September 30, 2019, as compared to the same period in the prior year. This was primarily due to debt issuance costs of approximately $1.3 million paid in the prior year period in connection with the debt repricing of our Term Loan Facility in 2018 and higher interest income earned during the period.
Income tax benefit increased by approximately $0.4 million, or 19%, to approximately $2.7 million for the nine months ended September 30, 2019, as compared to the same period in the prior year. The income tax benefit reflected an effective income tax rate of negative 15.3% for the nine months ended September 30, 2019, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets and the benefit from a research credit. The decrease in our valuation allowance is primarily due to the current quarter book income and certain indefinite lived deferred tax assets, which can be offset against our indefinite lived deferred tax liabilities. The income tax benefit reflected an effective income tax rate of negative 39.5% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets and the benefit from a research credit.
Primarily as a result of the foregoing, net income increased by approximately $12.5 million, or 153%, to approximately $20.7 million and diluted EPS increased by $0.16, or 145%, to $0.27 for the nine months ended September 30, 2019, as compared to the same period in the prior year.
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
For the three and nine months ended September 30, 2019, there were no significant changes to the critical accounting policies and estimates discussed in our audited Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, which is incorporated herein by reference.
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

Liquidity and Capital Resources
Overview
The following table presents selected balance sheet information and an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At September 30,	At December 31,
	2019	2018
Balance sheet data
Total assets	$1,567,572	$1,548,261
Total borrowings	1,140,067	1,163,216
Total stockholders’ deficit	(72,015)	(108,895)
Cash available
Cash and cash equivalents	$275,706	$297,532
Settlement receivables	56,035	82,359
Settlement liabilities	(298,490)	(334,198)
Net cash position(1)	33,251	45,693
Undrawn revolving credit facility	35,000	35,000
Net cash available(1)	$68,251	$80,693
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
Cash Resources
As of September 30, 2019, our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at September 30, 2019 included cash in non-U.S. jurisdictions of approximately $21.6 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we can repatriate these foreign funds to the United States, subject to potential withholding tax.
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
We provide cash settlement services to gaming establishments related to our cash access services, which involve the movement of funds between various parties involved in these types of transactions. We receive reimbursement from the patron’s credit or debit card issuing financial institution for the amount owed to the gaming establishment plus the fee charged to the patron. These activities result in amounts due to us at the end of each business day that we generally recover over the next few business days, which are classified as settlement receivables on our Balance Sheets. As of September 30, 2019, we had approximately $56.0 million in settlement receivables. In addition, cash settlement services result in amounts due to gaming establishments for the cash disbursed to patrons through the issuance of a negotiable instrument or through electronic settlement for the face amount provided to patrons that we generally remit over the next few business days, which are classified as settlement liabilities on our Balance Sheets. As of September 30, 2019, we had approximately $298.5 million in settlement liabilities. As the timing of cash received from cash settlement services may differ, the total amount of cash held by us will fluctuate throughout the year.

Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Nine Months Ended September 30,		2019 vs 2018
	2019	2018	Change
Cash flow activities
Operating activities	$120,364	$92,382	$27,982
Investing activities	(118,688)	(93,762)	(24,926)
Financing activities	(15,433)	2,046	(17,479)
Effect of exchange rates on cash	(1,314)	(432)	(882)
Cash, cash equivalents and restricted cash
Net decrease for the period	(15,071)	234	(15,305)
Balance, beginning of the period	299,181	129,604	169,577
Balance, end of the period	$284,110	$129,838	$154,272
Cash flows provided by operating activities increased approximately $28.0 million for the nine months ended September 30, 2019, as compared to the same period in the prior year. This was primarily attributable to changes in operating assets and liabilities associated with cash settlement receivables and liabilities for our FinTech segment and an increase in net income.
Cash flows used in investing activities increased by approximately $24.9 million for the nine months ended September 30, 2019, as compared to the same period in the prior year. This was primarily attributable to the acquisition of certain player loyalty related assets for our FinTech segment and an increase in capital expenditures.
Cash flows used in financing activities increased by approximately $17.5 million for the nine months ended September 30, 2019, as compared to the same period in the prior year. This was primarily due to an increase in repayments of borrowings under our Term Loan Facility, partially offset by higher proceeds from the exercise of stock options.
Long-Term Debt
For additional information regarding our credit agreement and other debt as well as interest rate risk refer to Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk and “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements.
Contractual Obligations
There were no material changes in our commitments under contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, aside from the cash and contingent consideration payable in connection with the acquisition of certain assets of Atrient as discussed in “Note 4 — Business Combinations” in Part I, Item 1: Financial Statements, and certain purchase obligations of approximately $29.5 million over the term of one to five years entered into during the nine months ended September 30, 2019. We expect that cash provided by operating activities will be sufficient to meet such purchase obligations during the foreseeable future.

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
Off-Balance Sheet Arrangements
We have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually-defined cash usage rate or the amounts supplied multiplied by a contractually-defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Income, were approximately $1.8 million and $5.5 million for the three and nine months ended September 30, 2019, respectively, and approximately $1.6 million and $5.3 million for the three and nine ended September 30, 2018, respectively. We are exposed to interest rate risk to the extent that the target federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balances of ATM cash utilized by us from the third-party vendors were approximately $189.6 million and $224.7 million as of September 30, 2019 and December 31, 2018, respectively.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, with Wells Fargo Bank, N.A. provides us with cash in the maximum amount of $300 million with the ability to increase the amount by $75 million over a 5-day period for special occasions, such as the period around New Year’s Day. The agreement currently expires on June 30, 2022 and will automatically renew for additional one-year periods unless either party provides a 90-day written notice of its intent not to renew.
We are responsible for any losses of cash in the ATMs under this agreement, and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three and nine months ended September 30, 2019 and 2018.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. Under the terms of these agreements, we pay a monthly cash usage fee based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of ATM cash utilized by us from third-party vendors was approximately $189.6 million as of September 30, 2019; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $1.9 million impact on income before tax over a 12-month period.
The Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the Credit Facilities paid using a base rate or LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to do so for various maturities. The weighted average interest rate on the Credit Facilities was 5.25% and 5.41% for the three and nine months ended September 30, 2019, respectively. Based upon the outstanding balance on the Credit Facilities of $782.0 million as of September 30, 2019, each 100 basis points increase in the applicable LIBOR would have an $7.8 million impact on interest expense over a 12-month period. The interest rate for the 7.50% Senior Unsecured Notes due 2025 is fixed; therefore, an increase in the LIBOR rate does not impact the related interest expense. At present, we do not hedge the risk related to the changes in the interest rate; however, we continue to evaluate such interest rate exposure.
We continue to evaluate the potential impact of the eventual replacement of the LIBOR benchmark interest rate, which is set to phase out by the end of 2021. Although we are not able to predict what will become a widely accepted benchmark in place of LIBOR, or what the exact impact of such a possible transition to such benchmark may be on our business, financial condition, and results of operations, our current expectation is this transition will not have a material impact on our business or results of operations.

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
Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2019
In connection with the adoption of ASC 842, we assessed the impact and applied changes to our internal control over financial reporting to update additional control procedures with respect to the preparation of our financial information.
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
Mat Jessop, et. al. v. Penn National Gaming, Inc., is a putative class action matter filed on October 15, 2018, pending in the U.S. District Court for the Middle District of Florida, Orlando Division. Everi Payments was added as a defendant on December 21, 2018. Penn National Gaming, Inc. (“Penn National”) was dismissed by the Court with prejudice on October 28, 2019, leaving only claims against Everi Payments. Plaintiff, on behalf of himself and others similarly situated, alleges that Everi Payments has been unjustly enriched through the charging of service fees for transactions conducted at Penn National facilities. Plaintiff seeks injunctive relief against both parties, and an award of statutory damages, attorney’s fees, and costs.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases and Withholding of Equity Securities

	Total Number of Shares Purchased (1) (in thousands)	Average Price Paid per Share (2)
Tax Withholdings
7/1/19 - 7/31/19	0.8	$11.86
8/1/19 - 8/31/19	2.1	$11.84
9/1/19 - 9/30/19	0.8	$8.94
Total	3.7	$11.20
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

November 5, 2019		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)