Form 10-K
period 2019-12-31
Everi Holdings Inc.
filed 2020-03-02
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 001-32622
EVERI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0723270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7250 S. TENAYA WAY, SUITE 100
LAS VEGAS
Nevada	89113
(Address of principal executive offices)	(Zip Code)
(800) 833-7110
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	EVRI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $859.2 million based on the closing sale price as reported on the New York Stock Exchange.
There were 84,560,381 shares of the registrant’s common stock issued and outstanding as of the close of business on February 13, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2019 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

EVERI HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2019

In this filing, we refer to: (a) our audited consolidated financial statements and notes thereto as our “Financial Statements,” (b) our audited Consolidated Statements of Operations and Comprehensive Income (Loss) as our “Statements of Operations,” (c) our audited Consolidated Balance Sheets as our “Balance Sheets,” and (d) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “Results of Operations.”

CAUTIONARY INFORMATION REGARDING
FORWARD-LOOKING STATEMENTS
Everi Holdings Inc. (“Everi Holdings,” or “Everi”) is a holding company, the assets of which are the issued and outstanding shares of capital stock of each of Everi Payments Inc. (“Everi FinTech” or “FinTech”) and Everi Games Holding Inc., which owns all of the issued and outstanding shares of capital stock of Everi Games Inc. (“Everi Games” or “Games”). Unless otherwise indicated, the terms the “Company,” “we,” “us,” and “our” refer to Everi Holdings together with its consolidated subsidiaries.
Our disclosure and analysis in this Annual Report on Form 10-K contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “goal,” “target,” “future,” “estimate,” “seek,” “project,” “may,” “can,” “could,” “should” or “will” and other words and terms of similar meaning. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance only as of the date on which this report is filed.
Forward-looking statements include, but are not limited to, statements regarding the following matters: trends in gaming establishment and patron usage of our products; benefits realized by using our products and services; benefits and/or costs associated with mergers, acquisitions, and/or strategic alliances; product development, including the release of new game features, additional games, and system releases in the future; regulatory approvals; gaming regulatory, card association, and statutory compliance and changes; the implementation of new or amended card association and payment network rules; consumer collection activities; future competition; future tax liabilities; future goodwill impairment charges; international expansion; resolution of litigation or government investigations; dividend policy; new customer contracts and contract renewals; future financial performance and results of operations (including revenue, expenses, margins, earnings, cash flow, and capital expenditures); future interest rates and interest expense; future borrowings and debt repayments; and future equity incentive activity and compensation expense.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties, and changes in circumstances that are often difficult to predict and many of which are beyond our control. Our actual results and financial condition may differ materially from those indicated in forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation:
•our substantial leverage, restrictions under our indebtedness, our ability to comply with our debt covenants and service all of our outstanding debt, and our ability to raise additional cash to fund operations, working capital, and capital expenditures, and to service our indebtedness;
•our ability to compete in the gaming industry, manage competitive pressures, navigate gaming market contractions, and continue operating in Native American gaming markets;
•our ability to protect our intellectual property rights;
•the impact of changes in U.S. federal corporate tax laws;
•our ability to maintain our current customers, replace revenue associated with terminated contracts, and address profit margin degradation from contract renewals;
•our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises;

•our ability to execute on mergers, acquisitions, and/or strategic alliances, including our ability to integrate and operate such acquisitions consistent with our forecasts in order to achieve future growth;
•our ability to execute on key initiatives and deliver ongoing improvements;
•expectations regarding driving growth for our existing and future installed base and daily win per unit, our product portfolio, and development and placement fee arrangements;
•inaccuracies in underlying operating assumptions;
•expectations regarding customers’ preferences and demands for future product and service offerings;
•failure to control product development costs;
•our ability to successfully create and introduce new products and services, including third-party licensed content;
•our ability to comply with regulatory requirements under the Payment Card Industry (“PCI”) Data Security Standards and maintain our certified status;
•gaming establishment and patron preferences;
•technological expenditures and obsolescence, and our ability to adapt to evolving technologies;
•anticipated sales performance;
•employee turnover;
•changes in gaming regulatory, card association, and statutory requirements, as well as regulatory and licensing requirements;
•competitive pressures and changes in the competitive environment;
•operational limitations;
•uncertainty of litigation and government investigation outcomes;
•business prospects;
•changes in national and international economic conditions, including the overall growth or contraction of the gaming industry;
•unanticipated, or inaccuracies in assumptions regarding, expenses, capital needs, or interest rate fluctuations or changes, including the transition away from LIBOR;
•our history of net losses and our ability to generate profits in the future and to create incremental value for shareholders; and
•those other risks and uncertainties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
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

PART I
Item 1.  Business.
Overview
Everi is a leading supplier of entertainment and technology solutions for the casino, interactive, and gaming industry. With a focus on both customers and players, Everi develops, sells, and leases games and gaming machines, gaming systems and services, and is an innovator and provider of core financial products and services, self-service player loyalty tools and promotion management software, and intelligence and regulatory compliance solutions. Everi’s mission is to provide casino operators with games that facilitate memorable player experiences, offer secure financial transactions for casinos and their patrons, and deliver software applications and self-service tools to improve casino operations efficiencies and fulfill regulatory compliance requirements.
Everi Holdings reports its results of operations within two operating segments: Games and FinTech.
Everi Games provides gaming operators with gaming technology products and services, including: (a) gaming machines, primarily comprising Class II and Class III slot machines, including TournEvent® machines, placed under participation or fixed-fee lease arrangements or sold to casino customers; (b) TournEvent® system software, licenses, and ancillary equipment;(c) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; (d) business-to-consumer (“B2C”) and business-to-business (“B2B”) interactive gaming activities; and (e) managing our TournEvent of Champions® national slot tournament.
Everi FinTech provides gaming operators with financial technology products and services, including: (a) services and equipment that facilitate casino patron’s self-service access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions and point-of-sale (“POS”) debit card purchase and cash access transactions; (b) check warranty services; (c) self-service player loyalty enrollment and marketing equipment, including tools and promotion management software; (d) software and services that improve credit decision making, automate cashier operations, and enhance patron marketing activities for gaming establishments; (e) equipment that provides cash access and other cash handling efficiency-related services; and (f) compliance, audit, and data solutions.
Everi Holdings was formed as a Delaware limited liability company on February 4, 2004, and was converted to a Delaware corporation on May 14, 2004. Our principal executive offices are located at 7250 South Tenaya Way, Suite 100, Las Vegas, Nevada 89113. Our telephone number is (800) 833-7110. Our website address is www.everi.com. The information on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC.
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
Our Products and Services
Everi Games
Our products and services include electronic gaming devices, such as Native American Class II offerings and other electronic bingo products, Class III slot machine offerings, VLTs, B2C and B2B interactive gaming activities, accounting and central determinant systems, and other back office systems. We conduct our Games segment business based on results generated from the following major revenue streams: (a) Gaming Operations; (b) Gaming Equipment and Systems; and (c) Gaming Other.
Gaming Operations
With respect to our Gaming operations revenue stream, we primarily provide: (a) leased gaming equipment, both Class II and Class III offerings, on a revenue participation or a daily fixed-fee basis, including standard games and hardware and premium games and hardware, inclusive of local-area progressive, wide-area progressive (“WAP”), and TournEvent® machines; (b) accounting and central determinant systems; and (c) interactive gaming activities.

In connection with our leased gaming equipment, we retain ownership of the machines installed at customer facilities. We receive recurring revenue based on a percentage of the net win per day (cash-in less jackpots paid) generated by the leased gaming equipment or a daily fixed-fee based upon the number of gaming machines placed. We expect to continue to (a) increase our investment in research and development in order to innovate and introduce new gaming hardware and theme content; (b) expand our offering of new standard and premium game hardware and theme content; and (c) extend and expand our game placements into additional jurisdictions. From our historical focus on game placements in the Oklahoma tribal market, Everi Games has diversified its installed base in recent years with entry into additional commercial and tribal markets. As of December 31, 2019, approximately 8,477 units, or 57.6% of the total installed base, was outside of the Oklahoma tribal market. Additionally, Everi Games has grown its premium game installations, with approximately 5,160 units installed (representing approximately 35.1% of our total installed base as of December 31, 2019) since entering the premium category approximately seven years ago.
In connection with our WAP offering, machines placed under such arrangements fall into the premium leased gaming equipment category and we retain ownership of such machines. In 2017, we debuted our first WAP machines in Class II markets and in 2019, we debuted WAP machines in our Class III tribal markets. Currently spanning four product lines, our WAP is offered to customers on the Player Classic, Core HDX, Empire MPX, and Empire DCX cabinets.
Gaming operations also include revenues generated under our arrangement to provide the New York State Gaming Commission with a central determinant, monitoring, and accounting system for the VLTs in operation at licensed State of New York gaming facilities. In November 2019, a new agreement between Everi Games and the New York State Gaming Commission was approved and became effective on January 1, 2020. Under this agreement, Everi Games will continue to provide and maintain the central determinant system for the New York Lottery through December 2029. As of December 31, 2019, this system is connected to approximately 17,000 VLTs that the system can interface with, provide outcomes to, and manage. Pursuant to our agreement with the New York State Gaming Commission, we receive a portion of the network-wide net win (generally, cash-in less prizes paid per day) in exchange for provision and maintenance of the central determinant system. We also provide the central determinant system technology to Native American tribes in other licensed jurisdictions, for which we receive a portion of the revenue generated from the VLTs that are connected to the system.
In connection with our interactive activities, Everi operates in the following two areas: (a) B2C; and (b) B2B. Our B2C operations offer games directly to consumers for play with virtual currency. The B2C games are limited to free-to-play apps, which are also referred to as social casinos. The games are offered on our two Social Casino apps – Super Jackpot Slots and High Rollin’ Vegas Slots — through connectivity on mobile platforms, such as the Apple App Store for Apple devices and the Google Play Store for Android devices, as well as on Facebook and web-based platforms. The Company earns revenues by providing the virtual currency to the consumers, or players, whenever the consumers purchase additional virtual currency on our mobile and web apps. Our B2B operations provide games to our business customers, including both regulated real money and social casinos, which offer the games to consumers on their apps. Everi has developed its own remote gaming server (“RGS”) that leverages our extensive library of land-based content to offer a selection of games available to be connected online through our RGS. This RGS library contains casino-themed games available for real money gaming (“RMG”) that are offered to regulated online casinos that operate in the RMG regulated markets, and social games that are offered to our business customers that operate play-for-fun social casinos on their mobile apps and web sites. We enter into revenue share agreements with these online business customers.
Gaming Equipment and Systems
Gaming equipment and systems revenues are derived from the sale of some combination of: (a) gaming equipment and player terminals, including TournEvent® machines; (b) game content; (c) license fees; and (d) ancillary equipment, such as signage and lighting packages.
Gaming Other
Gaming other revenues are generated from fees paid by casino customers that participate in our TournEvent of Champions® national slot tournament. Casinos, in partnership with Everi, host local and regional slot tournaments throughout the year, for which winners of these events participate in a national tournament that results in the determination of an ultimate champion.
Our Games products include mechanical and video reel games in both Class II and Class III configuration and are offered in a variety of differentiated cabinets:

Classic Mechanical Reel Games. Our full range of classic mechanical reel games provides players with a traditional, high denomination slot gaming experience. These games leverage our long-standing experience in building enduring brands, such as Black Diamond® and Wild Wild Gems®, and feature a unique perspective on traditional slot games with eye-catching features, such as Cash Machine™, a three-reel, one-line mechanical slot game that offers “win what you see” gameplay. Our premium mechanical linked products include both original and licensed game themes such as Zoltar 5X Pay™ and Zoltar Triple Jackpot™. Our premium linked products include merchandising options for casino operators that can include overhead signs, backlit plexiglass, pod-fillers, wedge kits, and more. Our mechanical reel games are consistently ranked among the best-performing units in industry reports.
Video Reel Games. We offer a growing range of dual-screen and portrait single-screen video reel games that provide entertaining slot gaming experience. Below is a list of our video gaming cabinets and select games on these platforms.
Empire 5527. The Empire 5527 cabinet features a portrait-oriented 55-inch upper display and a landscape-oriented 27-inch lower display, game-controlled lighting on the base-game display, and a high-quality sound system. The cabinet is also designed to occupy less space on the casino floor, allowing for more flexible configurations. The Empire 5527 includes the high-performing licensed game Smokin’ Hot Stuff Wicked Wheel®. We expanded the Empire 5527 into a banked product called Empire Arena™ that offers flexibility in banking configurations for casino operators, with three units and up to a total of eight units. The product is currently supported by two successful game themes – Discovery Channel’s Shark Week®, which launched in October 2018, and The Vault™, which launched in October 2019. These titles offer base games as well as competitive community-style bank-wide bonus features.
Empire Flex. The Empire Flex cabinet, released in December 2019, is the latest video cabinet that is part of the Empire Cabinet Series. The cabinet features a 49-inch flexed monitor capable of supporting 4K content, an enlarged glass button deck, and curved LED light bars that are available in standard or extended options. The cabinet launched with two games that are part of the Beast™ Series.
Empire DCX. The Empire DCX is a premium video cabinet that features dual curved 43-inch displays that support 4K content with integrated edge lighting, premium 4.1 surround sound, and enhanced game-controlled lighting. The cabinet is available exclusively with licensed brand game themes having launched with The Mask® slot game, which is based on New Line Cinema’s 1994 hit comedy.
Empire MPX. The Empire MPX cabinet debuted in April 2017 as a leased product and then launched as a for-sale product in December 2017. The cabinet features a single-screen 43-inch monitor, full 1080p high definition (“HD”) graphics capabilities, and a fully-customizable touchscreen button panel. As the Company’s primary for-sale portrait cabinet, the platform is supported by key games including MoneyBall® and MoneyBall Inferno™ as well as Yardbirds 3 Fox in the Henhouse™ and Yardbirds 3 Return of the Chicken™. The Company also recently launched its first persistent state games on the Empire MPX cabinet such as Fu Stacks Crimson™ and Fu Stacks Jade™, as well as Gift of the Nile™ and Dragon Flame™. Persistent state gaming encourages players to pursue credits, multipliers, progressives, and other rewards within a finite period of time.
Core HDX. The Core HDX cabinet features dual widescreen 23-inch monitors with 1080p HD capability, integrated touchscreens, and premium three-way sound system. To deepen our library of games on the Core HDX cabinet, we have transitioned several of our best performing high-denomination three-reel mechanical games to this cabinet. We are also supporting lower-denomination video games, with titles such as High Voltage Jackpot Jolt™ and Jackpot Respin Ice on Fire®.
The Texan HDX®. The Texan HDX® is an 8-foot tall cabinet with dual 42-inch HD video screens that features a two-person bench seat, integrated touch screens, and a premium three-way sound system. The cabinet is designed to showcase the Everi standard video library in an oversized format. Cash Machine™ and Dragon Zap™ were recently made available for play on The Texan HDX® cabinet.
TournEvent®. Our slot tournament terminals and system allow gaming operators to switch from in-revenue gaming to out-of-revenue tournaments and to design and build a variety of flexible tournament formats, such as individual or team tournament play, session or round winner advancement, and cumulative or maximum scoring, including providing bonus opportunities in tournament games that improve scores or automatically move a player to first place. We introduced TournEvent® 6.0 in late 2019 with several new system enhancements, including the TournEvent Now™ feature that enables operators to offer on-the-fly tournaments via their player tracking system. Casino operators can move large numbers of players through the first round of tournaments on the player’s time, at the player’s pace, and then host a traditional final round for top-scoring players.

Everi FinTech
Our FinTech products and services include solutions that we offer to gaming establishments to provide their patrons with cash access-related services, self-service player loyalty and marketing tools, and other information-related products and services as well as an end-to-end security suite to protect across the logical attack landscape and maintain the necessary secured environments to protect consumer data per PII/PCI compliance requirements. These solutions include: access to cash at gaming facilities via ATM cash withdrawals, credit card cash access transactions, and POS debit card purchase and cash access transactions; check warranty services; self-service ATM’s and fully integrated kiosks and maintenance services; self-service player loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings. We conduct our FinTech segment business based on results generated from the following major revenue streams: (a) Cash Access Services; (b) Equipment; and (c) Information Services and Other.
Cash Access Services
In connection with our Cash Access Services, we offer the following:
ATM Cash Withdrawals. ATM cash withdrawal transactions represent the largest category of electronic payment transactions that we process, as measured by dollars processed and transaction volume. In an ATM cash withdrawal transaction, a patron directly accesses funds from either a standalone ATM or a device enabled with our ATM service by using a debit card to withdraw funds from the patron’s demand deposit account, or using a credit card to access the patron’s line of credit. In either event, the patron must use the personal identification number (“PIN”) associated with such card. Our processor then routes the transaction request through an electronic funds transfer (“EFT”) network to the patron’s bank or card issuer, as applicable.
Depending on several factors, including the patron’s account balance or credit limit and daily withdrawal limit (which limits are set by the card issuer), the card issuer will either authorize or decline the transaction. If the transaction is authorized, then the ATM-enabled device dispenses the cash to the patron. For a transaction using a debit card, the patron’s demand deposit account is debited by the amount of cash disbursed plus a service fee that we assess the patron for the use of the ATM service. For a transaction using a credit card with a PIN, the patron’s credit card account is charged by the amount of the cash disbursed plus service fees assessed by the card issuer and by the Company for the use of the ATM service. In both cases, our service fee is currently a fixed dollar amount and not a percentage of the transaction size. We also receive a fee from the card issuer, which we refer to as interchange reimbursement fee, for accommodating the card issuer’s customer (the patron). In most circumstances, we pay a percentage of the service fee received from the patron and, in many circumstances, a portion of the reverse interchange fees received from the card issuer, as a commission to our gaming establishment customers for the right to operate on their premises.
Credit Card Cash Access Transactions and POS Debit Card Cash Access Transactions. Patrons can perform credit card cash access transactions and POS debit card cash access transactions using many of our enabled devices. A patron’s credit card cash access limit is usually a sub-limit of the total credit line and is set by the card issuer, not Everi FinTech. These limits vary significantly and can be larger or smaller than the POS debit cash access limit. A credit card cash access transaction obligates the patron to repay the card issuer over time on terms that are preset by the cardholder agreement. A patron’s POS debit card allows the patron to make cash withdrawals at the POS-enabled device in an amount equal to the lesser of the amount of funds in the account, or a daily limit that is generally five to ten times as large as the patron’s daily ATM limit.
When a patron requests either a credit card or POS debit card cash access transaction, our processor routes the transaction request through one of the card associations, or EFT networks, to the card issuer. Depending upon several factors, such as the available credit or bank account balance, the transaction is either authorized or declined by the card issuer. If authorized, the patron’s bank account is debited or the patron’s credit card balance is increased, in both cases, by an amount equal to the funds requested plus our service fee. Our service fee is a fixed dollar amount, a percentage of the transaction size, or a combination of a fixed dollar amount and percentage of the transaction size. If the transaction is authorized, the device informs the patron that the transaction has been approved. The device then further instructs the patron to proceed to the gaming establishment’s cashier cage (“financial services center”), to complete the transaction, because both credit card and POS debit card cash access transactions must, in most circumstances, be completed in a face-to-face environment and a unique signature received in order to comply with rules of the card associations. We receive the transaction amount and the service fee from the card issuer, and we reimburse the gaming establishment for the cash amount that it provided to the patron, and in addition, will pay the gaming establishment a portion of the service fee we collected as a commission for the right to operate on its premises. We are also obligated to pay interchange fees to the card issuer and processing costs related to the electronic payment transaction to card associations.

Check Warranty Services. Everi provides a check warranty service that allows gaming establishments to accept personal and/or payroll checks without the risk of default. When a patron presents a check to the cashier at a gaming establishment, the check and patron information is sent through Everi’s system to our third-party partner. The partner evaluates the information and returns to the cashier a warranty limit that a check or multiple checks can be cashed for on that business day. The partner may also return a decline code telling the cashier not to accept the check.
For a gaming establishment that subscribes to the check warranty service, Everi will warranty any dishonored check that was approved, eliminating any risk for the gaming establishment. Everi’s partner facilitates and manages the check processing, deposits, redeposits, and collections for any checks.
On our behalf, our third-party provider charges our customers a fee for the check warranty services, which is typically a percentage of the face amount of the check being warranted. In such circumstances, we receive the check warranty revenue associated with the fees we charge our customers for the initial check warranty services. We are exposed to risk for the losses associated with warranted checks that cannot be collected from patrons issuing the items. Warranty expenses are defined as any amounts paid by the third-party provider to gaming establishments to purchase dishonored checks that will not be collectible from patrons. We also pay certain fees and operating expenses to our third-party provider in connection with the provision of such services.
CashClub® is a software payments platform that provides gaming establishments with a personal computer workstation software user interface and point-of-sale terminal that streamlines credit and debit card cash access transaction processing and check warranty transactions for casino patrons. It allows for electronic signature capture and dynamic currency conversion. It also interfaces with our Everi Compliance solutions (defined below) to assist casino operators with meeting regulatory requirements under Title 31 of the Bank Secrecy Act.
Equipment
Fully Integrated Kiosks are a complete line of products that provide multiple functions to gaming operators on their casino floors. This includes cash access functionality that enables ATM cash withdrawals, POS debit card and credit card cash access transactions directly or by using our patented “Seamless Transition” technology, which is the Europay, MasterCard, and Visa global standard for cards equipped with security chip technology (“EMV”) corollary of our 3-in-1 Rollover functionality. The kiosks also provide functionality to perform check cashing transactions, slot machine ticket redemption, bill breaking, slot ticket purchase from a debit card, and loyalty program access, as well as integration with mobile and wallet technology. The availability of our cash access platform on these slot ticket redemption devices provides us with additional points of contact with gaming patrons at locations that are typically closer to gaming devices than traditional cash access devices that are generally located on the periphery of the gaming area and also provides gaming patrons with more opportunities to access their cash with less cashier involvement.
Other Integrated Kiosk Solutions provide casinos with more efficient and streamlined methods for cash handling and transaction processing. These products are designed to be integrated with our cash access products and cage compliance software ensuring compliance with anti-money laundering regulations, and provide an automated way to process common tax forms, such as the Internal Revenue Service Form W-2G or Form 1042-S. In addition, we offer equipment in the form of standalone, non-ATM terminals that perform authorizations for credit card cash access and POS debit card cash access transactions. Our kiosk solutions include the following products:
•JackpotXchange family of kiosks, JXC 4.0, and JXC-L, enable casino personnel to efficiently access funds to pay winning slot machine jackpots for their patrons. These kiosks are integrated with all major slot accounting systems to offer jackpot processing and payout in a combination of cash or slot tickets. These kiosks offer gaming operators the ability to reduce workload for cage operations and for slot personnel.
•CageXchange is a cash dispensing device that helps streamline casino cage operations. With CageXchange, cash is securely vaulted, creating increased security while also reducing cash shrinkage and helping to improve cashier accuracy. Additional efficiencies are achieved from accelerating the process of cage cashiers obtaining money from the vault. CageXchange is integrated with CashClub® to create an efficient transaction for casino patrons.
•Our Cash Recycling Solutions allow casinos to fully automate the check in and check out process of money, saving time and expense. As gaming establishments vary in size and complexity, these Cash Recycling Solutions support a number of diverse resort operations such as retail, food and beverage, entertainment, and gaming operations.

Player Loyalty Kiosk and Related Equipment provide gaming operators with self-service player loyalty enrollment, player card issuance, and marketing equipment that manages and delivers a gaming operator’s marketing programs through the patron interfaces. This player loyalty-related equipment allows the customer to utilize and interact with the loyalty platform as the central hub for all of the marketing offerings.
•Enrollment Kiosk is a self-service kiosk that allows casino patrons to either sign up for an initial player loyalty card or print a replacement card. These kiosks provide an enhanced level of customer service when the club desk is busy or closed by creating patron self-service locations throughout the casino floor without costly infrastructure or additional overhead costs. Such kiosks also assist with updating contact information of card holders and to verify email or phone contact with a two-step verification process.
•Promotional Kiosk is a kiosk that engages casino patrons with the casino’s loyalty programs, unifying patron service functions into a simple self-service solution. With a range of promotions and offers, the kiosk enables the customer to better manage their marketing efforts. A flexible interface and control panel functionality enable the kiosk to be responsive to customers’ changing business conditions or plans. With the drawings feature, multiple point to entry conversion ratios can be controlled by the hour, as well as scheduled prize earnings. Customized content is shared throughout the solution with property amenities that include menus, photos, and video content. With a graphic-rich, statistically-optimized, and exciting promotions catalog library of more than 300 games, critical assets for instant win, episodic board games, and earn and wins, customers’ patrons can easily access differentiated content.
Information Services and Other
JackpotXpress is a full-featured jackpot payout and tax form management platform that allows casino personnel to work through the complex jackpot process using a mobile tablet or kiosk. JackpotXpress allows gaming operators to reduce jackpot payout wait times, increase slot play, eliminate manually filling out cumbersome paper documents, and perform “know your customer” checks. It is fully integrated with our Everi Compliance, CageXchange, and JackpotXchange products. In addition to making jackpot operations more efficient, JackpotXpress also helps operators increase customer engagement which leads to improved loyalty and service.
Player Loyalty Platform provides a software solution that enables gaming operators to deliver and adopt new promotional strategies to attract, retain, engage, and reward their patrons. Gaming operators utilize the platform to deliver content and promotions on kiosks, tablets, and mobile devices. The software platform engages with patrons by being more relevant and more personalized by integrating with other casino applications. We provide the operators with a control panel to assist with the planning, personalization, and optimization of delivering messages and content via interactions within our platform depending on patron’s value to the casino. Our platform allows our customers to unify the patron experience across all touchpoints within the casino and replaces outdated promotional and enrollment tactics by utilizing our content for promotions, drawings, targeted alerts, card signups, reprints, and geo fencing. By providing a comprehensive set of integrated applications within our platform, we offer gaming operators the ease of use and simplicity to interact with their patrons. Additionally, our player loyalty platform is integrated with other Everi applications for cash access and compliance tools.
Maintenance provides various levels of support and maintenance services for our fully integrated kiosks, player loyalty kiosks, and related equipment. Our support operations, field service, and customer engagement teams provide quarterly and annual maintenance on these products and software systems to help maximize the efficiency of our products.
Everi Compliance is the gold standard AML management tool for the gaming industry. Adhering to all compliance guidelines, Everi Compliance encompasses many elements including filing Suspicious Activity Reports (“SARs”), Currency Transaction Reports (“CTRs”), and Know Your Customer (“KYC”) activities. Everi Compliance automates much of the manual processes gaming establishments employ to be compliant with those requirements, thus saving time, improving accuracy, and allowing operators to manage their compliance programs much more efficiently. In addition, Everi Compliance gives operators the ability to enter Multiple Transaction Log (“MTL”) and Negotiable Instrument Log (“NIL”) transactions, file FinCEN reports electronically, conduct transaction analysis, complete compliance audits, and review reports.
Central Credit is our gaming patron credit bureau service which, on a subscription basis, allows gaming establishments to improve their credit-granting decisions by obtaining access to a database containing credit information and transaction data on millions of gaming patrons. Our gaming credit reports comprise information recorded from patron credit histories at hundreds of gaming establishments. We provide such information to gaming establishments that subscribe to the service. These establishments then use that data, among other things, to determine how much credit, if any, they will grant to a gaming patron. We typically charge our customers for access to gaming patron credit reports on a monthly basis and our fees are generally comprised of a fixed minimum amount plus per-transaction charges for certain requests.

EveriCares is a giving module that can be enabled on our kiosk interface for socially conscious ticket redemption. This service provides casino patrons with the opportunity to easily donate their coin change from redeemed vouchers, while providing casino operators with a new avenue to promote corporate social responsibility and support their local communities. As the only offering currently available in the casino space, this service also provides customer efficiencies by reducing the volume of coins dispensed and ticket abandonment. Generally, a selection of charities chosen by the casino operator, either national or regional, are presented to the patron upon redemption.
Other marketing solutions include database services that allow gaming establishments access to information from our proprietary patron transaction database for purposes of player acquisition, direct marketing, market share analysis, and a variety of other patron promotional uses. Our proprietary patron transaction database includes information that is captured from transactions we process. Patrons may “opt out” of having their names included in such marketing services.
Manufacturing
We have assembly facilities in Austin, Texas and Las Vegas, Nevada, where we assemble gaming machines and kiosk products, which comprise a variety of components, including cabinet hardware, computer assemblies, LCD screens, printers, bill validators and acceptors, power transformer and wiring harnesses. We believe that our sources of supply of component parts and raw materials for our products are generally adequate and we have few sole-sourced parts. We utilize contract manufacturers to produce the cabinet hardware that make up our gaming machines, kiosk products, and certain other sub-assemblies.
Research and Development
We conduct research and development activities for both our Gaming and FinTech lines of business.
Our Gaming research and development activities are primarily to develop gaming systems, game engines, casino data management systems, central determination and other electronic bingo-outcome determination systems, video lottery outcome determination systems, gaming platforms and gaming content, and to enhance our existing product lines.
Our FinTech research and development activities are primarily to develop: (a) payments products, systems, and related capabilities such as security, encryption, and business rule engines that deliver differentiated patron experiences and integrate with our other products; (b) compliance products that increase efficiencies, profitability, enhance employee/patron relationships, and meet regulatory reporting requirements; and (c) loyalty products, systems, and features that attract, engage, and retain patrons in more intuitive and contextual ways than our competition.
We believe our ability to deliver differentiated, appealing products and services to the marketplace is based on our research and development investments, and we expect to continue to make such investments in the future. Research and development costs consist primarily of salaries and benefits, consulting fees, certification and testing fees. Once the technological feasibility has been established, the project is capitalized until it becomes available for general release.
Customers
As of December 31, 2019, we served nearly 1,600 casinos and other gaming properties primarily in the United States and Canada, with additional customers in the United Kingdom, Europe, the Caribbean, Central America, and Asia. In certain limited circumstances, we provide our products and services to non-gaming establishments, such as gas stations and other retail businesses that are associated with existing gaming establishment customers. However, the revenue generated from these operations is not material to our operations and we do not actively market or target non-gaming establishment customers.
Sales and Marketing
In our Games and FinTech businesses, we sell and market our products and services primarily through the use of a direct sales force, which targets regulated gaming establishments in the United States, Canada, and in certain international markets. Our sales and marketing efforts are directed by a team of customer service executives, each of whom has business development responsibility for gaming establishments in specified geographic regions. These customer service executives direct their efforts at various gaming establishment personnel, including: senior executives, finance professionals, marketing staff, slot directors, and cashiers, and seek to educate them on the benefits of our products and services. In some cases, our customer service executives are supported by field service and customer engagement teams, who provide on-site customer service. In other cases, our sales executives directly maintain the customer relationships. These customer service executives and field service and customer engagement teams generally reside in the vicinity of the specific gaming establishments they support to ensure a prompt response to the needs of those gaming establishments. In some situations, we also have joint sales efforts with a number of strategic partners, including independent sales organizations, which allow us to market our products and services to gaming establishments through channels other than our direct sales force.

Competition
With respect to our Games business, we compete across different gaming markets with a variety of gaming technology and equipment suppliers. Competition is generally based upon the: (a) amount of revenue our products generate for our customers relative to the amount of revenue generated by our competitors’ products, which correlate directly to the appeal of these products to gaming patrons and (b) prices and fees we and our competitors charge for products and services offered. To improve product attractiveness and drive customer demand, we work to develop a consistent pipeline of new game themes, game engines, hardware platforms, and systems that are expected to appeal to gaming patrons; obtain appropriate gaming regulatory approvals for such products; and offer these new products to the marketplace in a timely manner.

With respect to our FinTech business, we compete with other providers of cash access services to the gaming industry as well as with financial institutions and other regional and local banks that operate ATMs on the premises of gaming establishments. Some of these other providers have established cooperative relationships with each other to expand their service offerings. We also face competition from: (a) other manufacturers that provide similar goods and services; (b) independent sales organizations, which provide basic services and often aggressive pricing; and (c) traditional transaction processors that have entered the gaming patron cash access services market. This competition amongst these various providers can result in pricing pressure and margin erosion with respect to our core cash access products and services. In addition to competing with various providers of cash access services, FinTech experiences competition from either those same providers or standalone providers of anti-money laundering (“AML”) compliance products and self-service kiosks for ticket and jackpot redemption.
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
Seasonality
Our revenues and cash flows may fluctuate throughout the year driven by seasonality, among other factors. Historically, we have generally experienced higher operating income during the first half of a year and lower operating results during the second half of a year; however, such fluctuations do not have a material impact on our revenues and cash flows.
Employees
As of December 31, 2019, we had approximately 1,400 employees, a majority of which work domestically. We have never experienced a work stoppage and none of our employees are subject to a collective bargaining agreement.
Available Information
Our website address is www.everi.com. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. In addition, our earnings conference calls are webcast live via our website. In addition to visiting our website, you may read documents we file with the SEC at www.sec.gov.

REGULATION
General
We believe that we are in substantial compliance with all material gaming and financial institution laws applicable to our business. We have a diligent internal compliance program to ensure compliance with our business activities, as well as legal requirements generally applicable to publicly traded companies. The compliance program is directed on a day-to-day basis by our Chief Legal Officer, who also serves as Chief Compliance Officer. Legal advice is provided by attorneys from the Company’s legal department and outside experts. The compliance program is overseen by the Corporate Compliance Committee, which includes a gaming law expert as an independent member. We can give no assurance, however, that our business activities or the activities of our customers in the gaming industry will not be subject to any regulatory or legal enforcement proceedings in the future and a violation of applicable laws by us or any of our subsidiaries could have a material adverse effect on our financial condition, prospects, and results of operations. Depending on the nature of any noncompliance, our failure to comply with such laws, regulations, and ordinances may result in the suspension or revocation of any license, registration, or other approval, a partial or complete cessation of our business, seizure of our assets, as well as the imposition of civil fines and criminal penalties.
Gaming Regulation
The gaming industry is highly regulated under legal systems that frequently evolve and change based on governmental public policies. Various aspects of our business are subject to comprehensive laws, regulations, and ordinances applicable to the ownership, management, and operation of gambling establishments as well as certain financial services conducted at such establishments. The stated policies and other purposes behind such laws, regulations, and ordinances are generally to: (a) ensure the public’s trust and confidence in legalized gambling through a system of mandated regulation, internal controls, accounting practices, and operating procedures; and (b) promote economic activity for the state, county, and local governments through revenue opportunities emanating from taxes, licensing fees, and other economic benefits arising out of gambling and related activities.
A description of the material regulations to which we are subject is set forth below.
Gaming Authorities. We are regulated by various city, county, state, provincial, federal, tribal, and foreign government agencies (collectively, “Gaming Authorities”) in the jurisdictions where we conduct business as either a: (a) manufacturer of gaming devices, in those jurisdictions where we manufacture gaming devices and systems; (b) supplier of “associated equipment,” in those jurisdictions where we sell and service fully integrated kiosks and other integrated kiosk solutions; and (c) non-gaming supplier or vendor, in those jurisdictions where we provide cash access and Central Credit services only. We must maintain those licenses, registrations, or other approvals in good standing to continue our business. Gaming Authorities have broad discretion in determining whether to grant a license, registration, or other approval. Subject to complying with certain procedural requirements, Gaming Authorities may deny any application, or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability, qualification, or other approval for any cause deemed reasonable to them.
Approvals, Licensing, and Suitability
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

Class	Type of Games	Regulatory Oversight
I	Social gaming for minimal prizes and traditional Native American gaming.	Exclusive regulation and oversight by tribal governments.
II	Bingo (both in traditional and electronic form).	Regulation by tribal governments with NIGC oversight.
III	Casino style games (including slot machines, blackjack, craps, and roulette).	Must be permitted by the state in which the tribe is located. The state and the tribe must have negotiated a compact approved by NIGC, and the tribe must have adopted a gaming ordinance approved by the NIGC.
We provide our gaming devices and systems in both Class II and Class III markets.
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
The Johnson Act. The Johnson Act, as amended by the federal Gambling Devices Act of 1962 (the “Johnson Act”), requires that we register annually with the Criminal Division of the United States Department of Justice, and requires a wide variety of record keeping and equipment identification efforts on our part. Registration is required in order for us to sell, distribute, manufacture, transport, or receive gaming equipment, machines, or components across state lines. If we fail to comply with the requirements set forth under the Johnson Act, we could become subject to a variety of penalties, including, but not limited to, the seizure and forfeiture of equipment.
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

Anti-Money Laundering and Sanctions. The USA PATRIOT Act of 2001, other federal statutes, generally referred to as the Bank Secrecy Act, and implementing federal regulations require us to establish and maintain an anti-money laundering program. Our anti-money laundering program includes: internal policies, procedures, and controls designed to identify and report money laundering, a designated compliance officer, ongoing employee training programs, an independent audit function to test the program, and customer due diligence. In addition, the cash access services that we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act. Our gaming establishment customers are required to file a Suspicious Activity Report (“SAR”) with the U.S. Treasury Department’s Financial Crimes Enforcement Network to report any suspicious transactions relevant to a possible violation of law or regulation. We are also required to file a SAR where we provide our cash access services directly to patrons through financial services centers that we staff and operate. To be reportable, such a transaction must meet criteria that are designed to identify the hiding or disguising of funds derived from illegal activities. Our gaming establishment customers, in situations where our cash access services are provided through gaming establishment cashier personnel, and we, in situations where we provide our cash access services through a financial services center, are required to file a Currency Transaction Report (“CTR”) of each deposit, withdrawal, exchange of currency, or other payment or transfer by, through, or to us which involves a transaction in currency of more than $10,000 in a single day. Our CashClub® product can assist in identifying transactions that give rise to reporting obligations.
We also have a program designed to comply with applicable economic and trade sanctions programs, including those administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). These sanctions are usually targeted against foreign countries, terrorists, international narcotics traffickers and those believed to be involved in the proliferation of weapons of mass destruction. Regulations generally require either the blocking of accounts or other property of specified entities or individuals, but they may also require the rejection of certain transactions involving specified entities or individuals. We maintain policies, procedures and other internal controls designed to comply with these sanctions programs.
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
State Money Transmission Laws. Many states where we complete credit card cash access and POS debit card cash access transactions or offer our online payment processing solution require us to have a money transmitter license. These state laws subject us to, among other requirements, examinations by state regulatory agencies, reporting requirements, net worth and bonding requirements, and consumer disclosure requirements.
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
Consumer Financial Services. The Consumer Financial Protection Bureau and other federal, state, and local law enforcement and regulatory agencies have the authority to regulate consumer financial products. These agencies have broad statutory powers, including to promulgate rules, issue interpretations, and take enforcement actions that may affect our business.

Privacy Regulations. Our collection of information from patrons who use our financial products and services, such as our cash access services, are subject to the financial information privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) and its implementing federal regulations. We gather, as permitted by law, non-public, personally-identifiable financial information from patrons who use our cash access services, such as names, addresses, telephone numbers, bank and credit card account numbers, and transaction information. The GLBA requires us to safeguard and protect the privacy of such non-public personal information and also requires us to make disclosures to patrons regarding our privacy and information sharing policies and give patrons the opportunity to direct us not to disclose information about them to unaffiliated third parties in certain situations. We are also subject to state privacy regulations which, in some cases, may be even stricter than federal law, including without limitation, the California Consumer Privacy Act which became effective as of January 1, 2020. We continue to implement policies and programs as well as adapt our business practices in order to comply with federal and state privacy laws and regulations. In addition, we are subject to foreign data protection and privacy laws including, but not limited to, the European Union General Data Protection Regulation, which became effective in May 2018 and requires companies to meet new requirements regarding data privacy and security.
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
As a merchant of cash access transactions processed through MasterCard, Visa, Discover, and American Express, all who have adopted the EMV standard, and as an operator of ATMs, our POS, fully-integrated kiosk, and ATM devices are subject to the EMV standard. This requires us to maintain our fleet of U.S.-based POS, fully-integrated kiosk, and ATM devices to support the EMV standard.
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

Item 1A.  Risk Factors.
The following section describes material risks and uncertainties that make an investment in our securities risky and may adversely affect our business, financial condition, results of operations, or the market price of our stock. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. This section should be read in conjunction with our Financial Statements and Results of Operations included elsewhere in this Annual Report on Form 10-K.
Risks Related to Our Business
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our industry or the economy, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations with respect to our indebtedness.
As of December 31, 2019, our total indebtedness was approximately $1.1 billion, which included the Credit Facilities and the 2017 Unsecured Notes, each of which contain restrictive covenants. Our high degree of leverage could have significant adverse effects on our business, including:
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore, reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the Credit Facilities and the indentures governing the 2017 Unsecured Notes;
•increasing our vulnerability to adverse economic, industry or competitive developments;
•restricting us from making strategic acquisitions or causing us to make divestitures;
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors, which are less highly leveraged or may have more resources than us and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting, including pursuit and execution of potential future acquisitions.
We may not be able to generate sufficient cash to service all of our indebtedness, including the Credit Facilities and the 2017 Unsecured Notes (defined herein), and fund our working capital and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on our indebtedness, including the Credit Facilities and the 2017 Unsecured Notes, will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings, including those under the Credit Facilities, will be available to us in an amount sufficient to pay our indebtedness or to fund other liquidity needs.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures, dispose of material assets or operations, seek additional equity capital, or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Facilities and the indenture governing the 2017 Unsecured Notes restrict our ability to dispose of assets and use the proceeds from any such disposition.
If we cannot make scheduled payments on our debt, we will be in default. As a result, the holders of the 2017 Unsecured Notes could declare all outstanding principal and interest to be due and payable; the lenders under the Credit Facilities could declare all outstanding amounts under such facilities due and payable and terminate their commitments to loan money; and, in each case, could foreclose against the assets securing the borrowings under the Credit Facilities. Such actions could force us into bankruptcy or liquidation.

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
The Credit Facilities and the indenture governing the 2017 Unsecured Notes contain a number of significant restrictions and covenants that limit our ability to:
•incur additional indebtedness;
•sell assets, or consolidate, or merge with or into other companies;
•pay dividends, or repurchase or redeem capital stock;
•make certain investments;
•issue capital stock of our subsidiaries;
•incur liens;
•prepay, redeem or repurchase subordinated debt; and
•enter into certain types of transactions with our affiliates.
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
The Credit Facilities bear interest at our option of a base rate or LIBOR. We have historically elected to pay interest based on LIBOR, and our indebtedness in the future may also use LIBOR as a benchmark for establishing the interest rate. LIBOR has been, and continues to be, the subject of recent national, international, and other regulatory guidance and proposals for reform. The consequences of these developments cannot be entirely predicted, but if LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, it could adversely impact our interest expense, results of operations, and cash flows.
We have experienced in the past and may experience in the future network or system failures, or service interruptions, including cybersecurity attacks, or other technology risks. Our inability to protect our systems and data against such risks could harm our business and reputation.
Our ability to provide uninterrupted and high levels of services depends upon the performance of our internal network, systems and related infrastructure, and those of our third-party vendors. Any significant interruptions in, or degradation of, the quality of the services, including infrastructure storage and support, that these third parties provide to us could severely harm our business and reputation and lead to the loss of customers and revenue. Our internal network, systems, and related infrastructure, in addition to the networks, systems, and related infrastructure of our third-party technology vendors, may be vulnerable to computer viruses and other malware that infiltrate such systems and networks, as well as physical or electronic security breaches, natural disasters, and similar disruptions. They have been and may continue to be the target of attempts to identify and exploit network and system vulnerabilities, penetrate or bypass security measures in order to interrupt or degrade the quality of the services we receive or provide, or otherwise gain unauthorized access to our networks and systems or those of our third-party vendors. These vulnerabilities or other attempts at access may result from, or be caused by, human error or technology failures, however, they may also be the product of malicious actions by third parties intending to harm our business. The methods that may be used by these third parties to cause service interruptions or failures or to obtain unauthorized access to information change frequently, are difficult to detect, evolve rapidly, and are increasingly sophisticated and hard to defend against. Although we have not incurred material losses or liabilities as a result of security breaches or attempted security breaches and continue to invest in security measures, we cannot be certain that our defensive measures, and those employed by our third-party vendors, will be sufficient to defend against all such current and future methods.
Our careful vetting of third parties to provide technology services and the contractual requirements related to the security that we impose on our third-party vendors who have access to this data may not be sufficient to protect us from network or system failures or service interruptions.
Any actual or perceived security breach, whether experienced by us or a third-party vendor; the reporting or announcement of such an event, or reports of perceived security vulnerabilities of our systems or the systems of our third-party service providers whether accurate or not; or our failure or perceived failure to respond or remediate an event or make adequate or timely disclosures to the public, Gaming Authorities, regulatory or law enforcement agencies following any such event may be material and lead to harm to our financial condition, business reputation, and prospects of future business due to, among other factors: loss of customer confidence arising from interruptions or outages of our services, delays, failure to meet contractual obligations, and loss of data or public release of confidential data; increase regulatory scrutiny on us; compromise our trade secret and intellectual property; expose us to costly uninsured liabilities such as material fines, penalties, liquidated damages, and overall margin compression due to renegotiation of contracts on less favorable terms or loss of business; liability for claims relating to misuse of personal information in violation of contractual obligations or data privacy laws; and potential theft of our intellectual property.
A security breach could occur and persist for an extended period of time without detection. We expect that any investigation of a security breach could take a substantial amount of time, and during such time we may not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which could further increase the costs and consequences of such a breach. Further, detecting and remediating such incidents may require specialized expertise and there can be no assurance that we will be able to retain or hire individuals who possess, or otherwise internally develop, such expertise. Our remediation efforts therefore may not be successful. The inability to implement, maintain, and upgrade adequate safeguards could have a material and adverse impact on our business, financial condition and results of operations. Moreover, there could be public announcements regarding any data security-related incidents and any steps we take to respond to or remediate such incidents.
The occurrence of any such failure may also subject us to costly lawsuits, claims for contractual indemnities, and negatively impact the status of our gaming regulatory licenses up to and including revocation, as well as divert valuable management, engineering, information technology, and marketing resources toward addressing these issues and delay our ability to achieve our strategic initiatives. In the event our EGMs or cash access products, systems, or networks are compromised, gaming establishments may require us to remediate any abnormality, downtime, loss of use, or suspicious activity, or require us to indemnify casino operators for lost business and, potentially, their patrons. In addition, we gather, as permitted by law, non-public, personally-identifiable financial information from patrons who use our cash access services, such as names, addresses, telephone numbers, bank and credit card account numbers and financial transaction information, and the compromise of such data, which may subject us to fines and other related costs of remediation.
Although we maintain insurance coverage that we believe is reasonable, prudent and adequate for the purpose of our business, it may be insufficient to protect us against all losses and costs stemming from security breaches, cyberattacks and other types of unlawful activity, or any resulting disruptions from such events. We cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material and adverse effect on our business, financial condition and results of operations.

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
We often execute contracts with customers pursuant to which we provide products and services at multiple gaming establishments. Accordingly, the expiration or termination of a single key contract can mean the loss of multiple gaming facilities at which many of our products and services are used. Consolidation among operators of gaming establishments may also result in the loss of customers, if one of our customers is acquired by a business that utilizes one of our competitors, or significant margin compression, if rates vary between acquiring and acquired customers. Consolidation among our competitors in either the Games or FinTech sectors will only increase advantages these competitors may have over us as we compete for these customers, including even greater financial, research, design, development, marketing, technological, and other resources, and the ability to offer customers more favorable rates and prices due to lower operating costs resulting from efficiencies of scale and varying margins of a larger product portfolio, among other factors.
Our business depends on our ability to introduce new, commercially viable games, products, and services in a timely manner.
Our success is dependent on our ability to develop and sell new games, products, and services that are attractive not only to our customers, but also to their customers, the gaming patrons. If our games, products, and services do not appeal to gaming operators and patrons, or do not meet or sustain revenue and profitability of contractual obligations and expectations, we may lose business to our competitors. Additionally, we may be unable to enhance existing games, products, and services in a timely manner in response to changing regulatory or legal requirements, or market conditions, or customer requirements, or new games, products and services may not achieve market acceptance in new or existing markets. Delay in regulatory approvals of new gaming devices and equipment may adversely impact new product deployment. If we are unable to keep pace with rapid innovations in new technologies or product design and deployment or if we are unable to quickly adapt our development, manufacturing or sales processes to compete, our business, financial condition, operations or cash flows could suffer a material adverse effect.
Our business is dependent upon consumer demand for gaming and overall economic trends specific to the gaming industry. Economic downturns or a decline in the popularity of gaming could reduce the number of patrons that use our products and services or the amounts of cash that they access using our services.
We provide our gaming-related and cash access products and services almost exclusively to regulated gaming establishments. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity, participation in which has in the past and may in the future decline during periods of (a) economic growth, due to changes in consumers’ spending preferences; (b) economic downturns, due to decreases in our consumers’ disposable income or general tourism activities; and (c) declining consumer confidence, due to general economic conditions, domestic- and geo-political concerns, or other factors. Gaming competes with other leisure activities as a form of consumer entertainment and may lose popularity as new leisure activities arise or as other leisure activities become more popular. In addition, gaming in traditional gaming establishments (to which we sell our products and services) competes with Internet-based gaming. The popularity and acceptance of gaming is also influenced by the prevailing social mores and changes in social mores, including changes driven by social responsibility organizations that are dedicated to addressing problem gaming, which could result in reduced acceptance of gaming as a leisure activity or litigation or lobbying efforts focused on limiting gaming activities. To the extent that the popularity or availability of gaming in traditional gaming establishments declines as a result of any of these factors, the demand for our cash access and gaming-related products and services, or the willingness of our customers to spend new capital on acquiring gaming equipment or utilize revenue share agreements, may decline and our business may be harmed.

We may experience unsuccessful entry into new markets in the future and/or such potential new markets may not develop quickly, or at all.
As new and developing domestic markets develop, or if we elect to enter new existing markets in which we do not currently conduct business, competition among providers of gaming-related and cash access products and services may intensify. We face hurdles when attempting to enter these markets, including the need to expand our sales and marketing presence, compete against pre-existing relationships that our target customers may have with our competitors, the uncertainty of compliance with new or developing regulatory regimes (including regulatory regimes relating to Internet gaming) with which we are not currently familiar, and oversight by regulators that are not familiar with us or our businesses. Each of these risks could materially impair our ability to successfully expand our operations into these new and developing domestic markets.
In addition, as we attempt to sell our gaming-related and cash access products and services into international markets in which we have not previously operated, we become subject to political, economic, tax, legal, and regulatory risks not faced by businesses that operate only in the United States. The legal and regulatory regimes of foreign markets and their ramifications on our business may be less certain. Our international operations may be subject to a variety of risks, including different regulatory requirements and interpretations, trade barriers, difficulties in staffing and managing foreign operations, higher rates of fraud, compliance with anti-corruption and export control laws, fluctuations in currency exchange rates, difficulty in enforcing or interpreting contracts or legislation, political and economic instability, and potentially adverse tax consequences. Difficulties in obtaining approvals, licenses, or waivers from the monetary and Gaming Authorities of other jurisdictions, in addition to other potential regulatory and quasi-regulatory issues that we have not yet ascertained, may arise in international jurisdictions into which we attempt to enter. In these new markets, our operations will rely on an infrastructure of, among other things, financial services and telecommunications facilities that may not be sufficient to support our business needs. In these new markets, we may additionally provide services based upon interpretations of applicable law, which interpretation may be subject to regulatory or judicial review. These risks, among others, could materially and adversely affect our business, financial condition, and operations. In connection with our expansion into new international markets, we may forge strategic relationships with business partners to assist us. The success of our expansion into these markets therefore may depend in part upon the success of the business partners with whom we forge these strategic relationships. If we do not successfully form strategic relationships with the right business partners or if we are not able to overcome cultural or business practice differences, our ability to penetrate these new international markets could suffer.
We are subject to the risk that the domestic or international markets we attempt to enter or expand into may not develop as quickly as anticipated, or at all. The development of new gaming markets is subject to political, social, regulatory, and economic forces beyond our control. The expansion of gaming activities in new markets can be controversial and may depend heavily on the support and sponsorship of local government, and may be based upon interpretations of newly enacted laws, the interpretation of which may be subject to regulatory or judicial review. Changes in government leadership, failure to obtain requisite voter support in referendums, failure of legislators to enact enabling legislation, and limitations on the volume of gaming activity that is permitted in particular markets may inhibit the development of new markets. Further, our estimates of the potential future opportunities in new markets are based on a variety of assumptions that may prove to be inaccurate. To the extent that we overestimate the potential of a new market, incorrectly gauge the timing of the development of a new market, or fail to anticipate the differences between a new market and our existing markets, we may fail in our strategy of growing our business by expanding into new markets. Moreover, if we are unable to meet the needs of our existing customers as they enter markets that we do not currently serve, our relationships with these customers could be harmed.
We do not always realize satisfactory returns on money loaned or otherwise funded to new and existing customers to develop or expand gaming facilities.
In our gaming business, we enter into placement fee agreements typically to secure a long-term revenue share percentage and a fixed number of player terminal placements in the gaming facility. These placement fee arrangements sometimes provide for the removal of our player terminal placements in the event of poor game performance with no further obligation of the gaming customer. Additionally, we have historically entered into development fee arrangements and expect to continue to do so in the future. Under the development fee arrangements, we provide financing for construction, expansion, or remodeling of gaming facilities in exchange for a long-term revenue share percentage and a fixed number of player terminal placements in the gaming facility until the development fee is repaid to us. The success of these ventures is dependent upon the timely completion of the gaming facility, the placement and performance of our player terminals, and a favorable regulatory environment. Our development and placement efforts and financing activities may result in operating difficulties, financial and regulatory risks, or required expenditures that could materially and adversely affect our liquidity. In connection with these transactions, and to obtain the necessary development and placement fee funds, we may need to extend secured and unsecured credit to potential or existing customers that may not be repaid, incur debt on terms unfavorable to us, incur difficulties in perfecting security interests in collateral on Native American lands, or that we are unable to repay, or incur other contingent liabilities. The failure to maintain controls and processes related to our collection efforts or the deterioration of regulatory or financial condition of our customers could negatively impact our business.
If we are unable to develop and protect our intellectual property adequately or obtain intellectual property rights and agreements, we may lose valuable competitive advantages, be forced to incur costly litigation to protect our rights, or be restricted in our ability to provide various products in our markets.
Our success depends, in part, on developing and protecting our intellectual property. We rely on a combination of patents, trademarks, copyrights, trade secrets, and contractual restrictions to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners, and customers to establish and protect our intellectual property and similar proprietary rights. We cannot assure you that we will be successful in protecting these rights and, despite our efforts, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors through malfeasance by employees, contractors or other insiders who may have access to our intellectual property; industrial, corporate or other espionage events; unauthorized intrusions into our networks or those of our third-party vendors. Any litigation relating to the defense of our intellectual property, whether successful or unsuccessful, could result in substantial costs to us and potentially cause a diversion of our resources.
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
We have entered into license agreements with third parties for the exclusive use of their technology and intellectual property rights in the gaming industry, such as our license to use portions of the software infrastructure upon which our cash access systems operate, and we also rely on third-party manufacturers to manufacture our gaming devices, fully integrated kiosks, and other integrated kiosk solutions. We rely on these other parties to maintain and protect this technology and the related intellectual property rights. If our licensors fail to protect their intellectual property rights in material that we license and we are unable to protect such intellectual property rights, the value of our licenses may diminish significantly, and our business could be significantly harmed. In addition, if these agreements expire and we are unable to renew them, or if the manufacturers of this software or hardware, or functional equivalents of this software or hardware, were either no longer available to us or no longer offered to us on commercially reasonable terms, we may lose a valuable competitive advantage and our business could be harmed.
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
From time to time, we pursue strategic acquisitions in support of our strategic goals. In connection with any such acquisitions, we occasionally face significant challenges in timely securing required approvals of Gaming Authorities, or managing and integrating our expanded or combined operations, including acquired assets, operations, and personnel. There can be no assurance that acquisition opportunities will be available on acceptable terms or at all, or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions.
We do not always achieve the intended benefits of our acquisitions, if any, we are not always able to integrate those businesses successfully, and any such acquisitions can disrupt our current plans and operations.
Our ability to succeed in implementing our strategy depends to some degree upon the ability of our management to successfully integrate commercially viable acquisitions. Acquisition transactions have in the past and may in the future disrupt our ongoing business and distract management from other responsibilities. The expected cost synergies associated with such acquisitions may not be fully realized in the anticipated amounts or within the contemplated time frames, or cost expectations, which could result in increased costs and have an adverse effect on our prospects, results of operations, cash flows, and financial condition. Our businesses can be negatively impacted if we are unable to effectively manage our expanded operations. The integration of these acquisitions requires significant time and focus from management and may divert attention from the day-to-day operations of the combined business or delay the achievement of our strategic objectives. We expect to incur incremental costs and capital expenditures related to our contemplated integration activities.
The risks we commonly encounter in acquisitions include:
•if, in addition to our current indebtedness, we incur significant debt to finance a future acquisition and our combined business does not perform as expected, we may have difficulty complying with debt covenants;
•we may be unable to make a future acquisition, which is in our best interest due to our current level of indebtedness;
•if we use our stock to make a future acquisition, it will dilute existing stockholders;
•we may have difficulty assimilating the operations and personnel of any acquired company;
•the challenge and additional investment involved with integrating new products and technologies into our sales and marketing process;
•we may have difficulty effectively integrating any acquired technologies or products with our current products and technologies, particularly where such products reside on different technology platforms or overlap with our products;
•our ongoing business may be disrupted by transition and integration issues;
•the costs and complexity of integrating the internal information technology infrastructure of each acquired business with ours may be greater than expected and may require additional capital investments;
•we may not be able to retain key technical and managerial personnel from an acquired business;
•we may be unable to achieve the financial and strategic goals for any acquired and combined businesses;
•we may have difficulty in maintaining controls, procedures, and policies during the transition and integration period following a future acquisition;
•our relationships with partner companies or third-party providers of technology or products could be adversely affected;
•our relationships with employees and customers could be impaired;
•our due diligence process may fail to identify significant issues with product quality, product architecture, legal, or tax contingencies, customer obligations, and product development, among other things;
•as successor we may be subject to certain liabilities of our acquisition targets;
•we may face new intellectual property challenges; and

•we may be required to sustain significant exit or impairment charges if products acquired in business combinations are unsuccessful.
Our failure to effectively integrate any future acquisition could adversely affect the benefit of such transaction, including potential synergies or sales growth opportunities, or in the time frame anticipated.
We operate our business in regions subject to natural disasters, public health issues, political instability and other potentially catastrophic events. Any interruption to our business resulting from such an event will adversely affect our revenues and results of operations.
In the event of a natural or manmade disaster or other catastrophic event, the operations of gaming establishments could be negatively impacted or consumer demand for gaming could decline, or both, and as a result, our business could be interrupted, which could materially and adversely affect our revenues and results of operations. Adverse weather conditions, particularly flooding, hurricanes, tornadoes, heavy snowfall, and other extreme weather conditions often deter our customer’s patrons from traveling to or make it difficult for them to frequent the sites where our games and FinTech equipment are installed. Similarly, public health crises, such as the outbreak of communicable diseases like the coronavirus, often deter patrons from visiting our customer’s gaming establishments. If any of those sites, where a significant number of our games and FinTech equipment is installed, either individually or simultaneously experienced adverse weather conditions, our results of business, financial condition, and operations could be materially and adversely affected. From time to time, the impact of weather-related natural disasters has resulted in business disruption at certain of our locations as well as our customers’ facilities and may do so in the future.
Similarly, many of the international third-party suppliers we rely on for the manufacture of our gaming and FinTech equipment are located in areas that are subject to natural disasters, public health issues, political instability and other potentially catastrophic events. When these events occur, our suppliers may not be able to fulfill their obligations to us, which could result in disruptions to our supply chain that adversely affect our results of business, financial condition, and operations.
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
Native American tribes that are federally-recognized are considered “domestic dependent nations” with certain sovereign rights and, in the absence of a specific grant of authority by Congress to a state or a specific compact or agreement between a tribal entity and a state that would allow the state to regulate activities taking place on Native American lands, such tribes can enact their own laws and regulate gaming operations and contracts. In this capacity, Native American tribes generally enjoy a degree of sovereign immunity, which, among other things, recognizes a tribe’s inherent authority of self-determination and self-governance, immunizes the tribe from certain lawsuits outside of tribal jurisdiction, and generally authorizes a tribe’s powers of taxation and spending over its federally-recognized nation. Accordingly, before we can seek to enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, we must obtain from the Native American tribe a general or limited waiver of its sovereign immunity with respect to the matter in dispute, which we are not always able to do. Without a general or limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribal party to that contract. Governing law and venue provisions in our contracts with Native American tribal customers vary widely and may not be enforceable.
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
As of December 31, 2019, we operated 9,102 Class II gaming units under lease or daily fixed-fee arrangements to our customers. Customers who enter into compacts with state governments may desire to change from Class II gaming units to Class III gaming units, as Class III units generally perform better than Class II units. This may result in the loss of placements under lease or daily fixed-fee arrangements as customers purchase or lease Class III units from other equipment suppliers to replace our existing Class II units. If we are unable to replace these lost units with our proprietary Class III units, then our business, financial condition, operations, or cash flows may suffer an adverse effect.
Tribal gaming customers which operate Class III gaming units do so under compact arrangements with state governments. If these tribal gaming customers are unable to maintain or renew these existing gaming compacts, then our business, financial condition, operations, or cash flows may suffer an adverse effect.
As of December 31, 2019, we operated 5,609 Class III gaming units under lease or daily fixed-fee arrangements to our tribal gaming customers. As Class III units generally perform better than Class II units, the loss of these Class III placements under lease or daily fixed-fee arrangements, if these customers are unable to renew their Class III gaming compacts and we are unable to replace these lost units with our proprietary Class II units, then our business, financial condition, operations, or cash flows may suffer adverse effects.
On December 31, 2019, three tribes in Oklahoma filed a federal lawsuit against the Governor of Oklahoma to determine whether their existing compacts have automatically renewed as the tribes contend, or have expired as of December 31, 2019 as the Governor contends. As of January 22, 2020, two additional tribes have joined the case. On February 10, 2020, the judge in the matter ordered the parties to mandatory mediation. As of December 31, 2019, of our 3,356 Class III tribal placements, 997 units were in tribal casinos located in Oklahoma.

An unexpectedly high level of chargebacks, as the result of fraud or otherwise, could materially and adversely affect our cash access business.
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
We maintain a significant amount of cash within our ATMs, which is subject to potential loss due to theft or other events, including natural disasters.
A loss of cash from our ATMs is generally our responsibility. We typically require that our service providers, who either transport the cash or otherwise have access to the ATM safe, maintain adequate insurance coverage in the event cash losses occur as a result of theft, misconduct or negligence on the part of such providers. Cash losses at the ATM could occur in a variety of ways, such as natural disaster (hurricanes, floods, etc.), fires, vandalism, and theft. While we maintain insurance policies to cover a significant portion of any losses that may occur that are not covered by the insurance policies maintained by our service providers, such insurance coverage is subject to deductibles, exclusions and limitations that may leave us bearing some or all of those losses. An increase in the frequency and/or amounts of theft and other losses could negatively impact our operating results by causing higher deductible payments and increased insurance premiums.
We have recorded net losses in recent prior fiscal years and we may not generate profits in the future.
We had net income of $16.5 million and $12.4 million for the years ended December 31, 2019, and 2018, respectively, and net loss of $51.9 million for the year ended December 31, 2017. As a result of the interest payments on the indebtedness incurred in connection with Everi Holdings’ purchase of Everi Games in December 2014 (the “Merger”), amortization of intangible assets associated with the Merger and other acquisitions, other related acquisition and financing costs, asset impairment charges, depreciation, and other amortization, we may not be able to generate profits in the future. Our ability to continue to generate net profits in the future depends, in part, on our ability to:
•establish strategic business relationships with new and existing customers;
•retain our existing customers and expand our relationships with existing customers;
•provide our products and services in new markets and to new customers in existing markets;
•develop new games or license third-party content in our Games business and develop new products and services in our FinTech business;
•effectively manage a larger and more diverse workforce and business;
•react to changes, including technological and regulatory changes, in the markets we target or operate in;
•respond to competitive developments and challenges;
•continue to comply with the EMV global standard for cards equipped with security chip technology; and
•attract and retain experienced and talented personnel.

We may not be able to do any of these successfully, and our failure to do so could have a material adverse effect on our business, financial condition, operations, or cash flows, which could, among other things, affect our ability to make payments under our Credit Facilities (defined herein) or the 2017 Unsecured Notes (defined herein).
Our net operating losses and other tax credit carry-forwards are subject to limitations that could potentially reduce these tax assets.
As of December 31, 2019, we had tax effected federal and state net operating loss (“NOL”) carry-forwards of approximately $84.6 million and $13.0 million, respectively, federal research and development credit carry-forwards of approximately $11.5 million, and foreign tax credit carry-forwards of approximately $0.5 million. The federal net operating losses can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2025 (for losses incurred before 2018). Estimated federal losses incurred after 2017 of approximately $9.4 million, tax effected, can be carried forward indefinitely to offset taxable income. The state net operating loss carry-forwards will expire between 2020 and 2039. The federal research and development credits are limited to a 20 year carry-forward period and will begin to expire in varying amounts in 2029, if not utilized. The foreign tax credits, which have a full valuation allowance, can be carried forward 10 years and will expire in 2020, if not utilized.
Based on the weight of available evidence, including both positive and negative indicators, if it is more likely than not that a portion, or all, of the deferred tax assets will not be realized, we must consider recording a valuation allowance. Greater weight is given to evidence that is objectively verifiable, most notably historical results. We are in a cumulative loss position and we have decreased our valuation allowance for deferred tax assets related to these NOL and other tax credit carry-forwards, excluding the federal NOLs incurred after 2017, by approximately $1.6 million during 2019. Our ability to utilize the remaining NOL and other tax credit carry-forwards to reduce taxable income in future years may be further limited, including the possibility that projected future taxable income is insufficient to realize the benefit of these NOL carry-forwards prior to their expiration. To the extent our results of operations do not improve, we may not have the ability to overcome the more likely than not accounting standard that would allow us to reverse the valuation allowance and may be subject to record an additional valuation allowance in the future.
Our ability to use these tax assets could be adversely affected by the limitations of Sections 382, 383, and 384 of the Internal Revenue Code. In addition, a portion of our NOL’s include amortization of goodwill for tax purposes associated with a restructuring that occurred in 2004, which is subject to audit by the IRS and thus may have an adverse effect on our NOL carry-forwards.
Risks Related to Regulation of Our Business
Unauthorized disclosure of cardholder and patron data or similar violations of applicable data privacy laws, whether through a security breach of our computer systems, our third-party processor’s computer systems or otherwise, or through our unauthorized use or transmission of such data subjects us to costly fines, penalties, and legal claims.
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
The personally identifiable information we collect also includes our patrons’ transaction behavioral data and credit history data, which we may use to provide marketing and data intelligence services to gaming establishments. This information is increasingly subject to federal, state, and card association laws and regulations, as well as laws and regulations in numerous jurisdictions around the world. Governmental regulations are typically intended to protect the privacy and security of such data and information as well as to regulate the collection, storage, transmission, transfer, use, and distribution of such data and information. We could be materially and adversely affected if domestic or international laws or regulations are expanded to require changes in our business practices, or if governing jurisdictions interpret or implement their laws or regulations in ways that negatively affect our business or even prohibit us from offering certain marketing and data intelligence or other services. Similarly, if we are required to allocate significant resources to modify our internal operating systems and procedures to enable enhanced protection of patron data that we transmit, store, and use, our business results could be adversely affected. In addition, we may face requirements that pose compliance challenges in new international markets that we seek to enter as various foreign jurisdictions have different laws and regulations concerning the storage, transmission, and use of gaming patron data. Such variation could subject us to costs, liabilities, or negative publicity that could impair our ability to expand our operations into some countries; therefore, it could limit our future growth.
We are subject to extensive governmental gaming regulation, which may harm our business.
Our ability to conduct both our gaming and cash access businesses, expand operations, develop and distribute new games, products and systems, and expand into new gaming markets is also subject to significant federal, state, local, Native American, and foreign regulations which vary from jurisdiction to jurisdiction. In the United States and many other countries, gaming must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. The gaming laws, regulations, and ordinances generally concern the antecedents, acumen, financial stability, and character of our owners, officers, and directors, as well as those persons financially interested or involved in our companies; dictate the technical standards and regulations of our electronic player terminals, gaming systems, and certain other products; and set forth the process and manner by which the Gaming Authorities issue such licenses, findings of suitability, and product approvals. In addition, the suspension, revocation, nonrenewal or limitation of any of our licenses or product approvals, or the inability to obtain or maintain requisite license or product approvals could have a material adverse effect on our business operations, financial condition, results of operations, and our ability to retain key employees. The Gaming Authorities may deny, limit, condition, suspend, or revoke a gaming license or related approval for violations of applicable gaming laws and regulations, and may impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition, and results of operations.
Further, changes in existing gaming laws or regulations, or new interpretations of existing gaming laws may hinder or prevent us from continuing to operate in those jurisdictions where we currently do business, which could harm our operating results. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at manufacturers or gaming operators, such as referendums to increase gaming taxes, or requirements to use local distributors, or uncertainty as to the means and manner in which existing gaming laws may be interpreted and applied, either singly or together, could have a negative impact on our operations.
In May 2018, the United States Supreme Court struck down the Professional and Amateur Sports Protection Act (“PASPA”) as unconstitutional, which led many states to quickly propose and, in some instances, pass legislation authorizing sports betting. Consequently, gaming regulators, many of our operator customers, and many of our competitors dedicated resources to service this new market, as did we. However, in January 2019, the Office of Legal Counsel of the Department of Justice published an opinion reversing its prior 2011 opinion interpreting the Federal Wire Act (“2019 Opinion”). The 2019 Opinion now indicates that the Wire Act is applicable to any wire communication across state lines and specifically indicates that the Unlawful Internet Gambling Enforcement Act (“UIGEA”) does not modify the Wire Act, violations of which may be subject to criminal prosecution. The specific comment regarding UIGEA implicates UIGEA’s carve out for “unlawful Internet gambling” and “intermediate routing” (i.e., the ancillary crossing of state lines of transmissions between intra-state communications points). In reliance on the 2011 Wire Act opinion, several states legalized online gaming, and the proposed legislation in many jurisdictions in response to the May 2018 PASPA decision included online sports betting. The impact of the 2019 Wire Act Opinion is currently unclear, and may implicate lottery, land-based, and online gaming as well as banks and payment processors that services these market segments. The Deputy Attorney General of the United States delayed implementation of the 2019 Opinion through June 14, 2019, and several states’ attorney general have, or are contemplating, action in response to the 2019 Opinion, including litigation. The New Hampshire Lottery Commission and certain of its service providers challenged the 2019 Opinion in district court. Although the district court “set aside” the 2019 Opinion pursuant to the Administrative Procedure Act, the court stated that the effects of its decision under the Declaratory Judgment Act were limited to the parties in the case. The Department of Justice has appealed the decision. In light of the decision, the Deputy Attorney General of the United States delayed enforcement of the 2019 Opinion through the later of December 31, 2019 or 60 days after the final resolution of the case. At this stage, the full effect of the 2019 Opinion and the New Hampshire decision remain uncertain. Interpretations and resultant enforcement of the Wire Act as may relate to intermediate routing transactions could negatively impact our WAP games business as well as our FinTech cash access business and our interactive real money gaming business.

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
Our Central Credit gaming patron credit bureau and warranty services are subject to the FCRA, the FACTA, and similar state laws. The collection practices that are used by our third-party providers and us may be subject to the FDCPA and applicable state laws relating to debt collection. All of our cash access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card cash access transactions and ATM withdrawal services are subject to the Electronic Fund Transfer Act. Our ATM services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our ATM services may also be subject to state and local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs, our ability to surcharge cardholders who use our ATMs, and the form and type of notices that must be disclosed regarding the provision of our ATM services. The cash access services we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001, including as relates to our federally-mandated internal anti-money laundering program. We are required to file SARs with respect to transactions completed at all gaming establishments where we provide our cash access services through a gaming establishment’s cashier or financial services center. If we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher, we are subject to the applicable state licensing requirements and regulations governing check cashing activities. We are also subject to various state licensing requirements and regulations governing money transmitters. We may be required to obtain additional licenses from federal or state financial authorities in connection with our products and services. There can be no assurance that we will be able to obtain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business.
We are subject to formal or informal audits, inquiries, examinations, or reviews from time to time by the regulatory authorities that enforce these financial services rules and regulations. Although we have a compliance program that covers the laws and regulations that apply to our business, in the event that any regulatory authority determines that the manner in which we provide cash access, patron marketing, or gaming patron credit bureau services is not in compliance with existing rules and regulations, or the regulatory authorities adopt new rules or regulations that prohibit or restrict the manner in which we provide cash access, patron marketing, or gaming patron credit bureau services, then these regulatory authorities may force us to modify the manner in which we operate or force us to stop processing certain types of cash access transactions or providing patron marketing or gaming patron credit bureau services altogether. We may also be required to pay substantial penalties and fines if we fail to comply with applicable rules and regulations. For example, if we fail to file CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with either the Bank Secrecy Act or the USA PATRIOT Act of 2001, we could be subject to substantial civil and criminal penalties. In addition, our failure to comply with applicable rules and regulations could subject us to private litigation.
Gaming and financial services laws and regulations are subject to change and uncertain application.
Gaming and financial services laws and regulations are subject to change and evolving interpretations and application, including through legislative amendments, new and proposed regulations, executive orders, and agency interpretations, and it can be difficult to predict how they may be applied to our business. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or proposed products and services and/or increase our expenses in providing these products and services.
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
Card association and EFT network changes to interchange reimbursement rates or network operating fees or assess new fees associated with the processing and settlement of our cash access transactions or otherwise change their operating rules and regulations may affect our revenues, cost of revenues (exclusive of depreciation and amortization), net income, and our business generally.
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
We pay interchange and other network fees for services to the credit card associations and EFT networks that they provide in settling transactions routed through their networks. Collectively, we call these charges interchange fees. Subject to the limitations imposed by federal regulations such as the Durbin Amendment or other regulations that may be enacted, the amounts of these interchange fees are determined based upon the sole discretion of the card associations and EFT networks and are subject to increase at any time. We have been seeing such card association interchange fee increases with higher frequency in recent years and with disproportionate negative impact upon transaction categories into which our cash access transactions typically fall. Competitive pressures might prevent us from passing all or some of these fees through to our customers in the future. To the extent that we are unable to pass through to our customers all or any portion of any increase in interchange or other network processing fees, our cost of revenues (exclusive of depreciation and amortization) would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our business, financial condition, operations, or cash flows. In addition, proposed changes to the Dodd-Frank Act, such as the repeal of the Durbin Amendment, if adopted, or other regulation that could be implemented to limit the amount of surcharge or service fees charged for our cash access transactions could have a negative impact on revenue and gross margins (exclusive of depreciation and amortization) as a result of reduced service fee revenue and potential increases in interchange rates merchants pay for debit card transactions.
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
Changes to consumer privacy laws may require us to change our business practices or expend significant amounts on compliance with such laws.
Certain of our products and services depend on the ability to collect and use non-public personal, financial transaction, and or other information relating to patrons. To the extent that we collect, control, or process such information, federal, state, and foreign privacy laws and regulations, including without limitation CCPA and GDPR, require us to make disclosures regarding our privacy and information sharing practices, safeguard and protect the privacy of such information, and, in some cases, provide patrons the opportunity to “opt out” of the use of their information for certain purposes. We must comply with federal, state, and foreign requirements regarding notice and consent to obtain, use, share, transmit and store such information.
Consumer protection and data privacy laws are rapidly evolving due to recent high-profile thefts and losses of sensitive consumer information from protected databases. Such laws may broaden the scope of protected information; impose new and/or stricter standards concerning the collection, control, use, sharing, and protection of consumer information; and/or require patrons to “opt-in” to the use of their information for specific purposes. Our compliance with any or all of which may be costly and challenging to operationalize across the uneven requirements of the numerous domestic and international jurisdictions in which we do business.
Changes in consumer protection and data privacy laws may require us to narrow or limit the data we collect; limit how, or how long, we may use it; or require us to purge data from our systems in response to consumer requests, which may hamper our provision of certain of our data-related services or diminish the value of such services to our customers and result in loss of business. To the extent that patrons exercise their right to “opt out,” or are required to “opt in,” our ability to leverage existing and future databases of information would be curtailed. Further, in order to continue to provide such products and services, we may be required to make material modifications to the products and services we offer in order to meet the changing standards, which may result in significant redesign and redeployment costs to us.
To the extent that we fail to comply with applicable consumer protection and data privacy laws, we may become subject to actions by individuals or regulatory authorities, which may result in the payment of fines or the imposition of other monetary or non-monetary penalties.
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
There has been a public market for our common stock since September 2005. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including those described above under “—Risks Related to Our Business,” “—Risks Related to Regulation of Our Industry” and the following:
•our failure to maintain our current customers, including because of consolidation in the gaming industry;
•actual or anticipated fluctuations in our or our competitors’ revenue, operating results, or growth rate;
•our inability to adequately protect or enforce our intellectual property rights;
•any adverse results in litigation initiated by us or by others against us;

•our inability to make payments on our outstanding indebtedness as they become due or our inability to undertake actions that might otherwise benefit us based on the financial and other restrictive covenants contained in the Credit Facilities and the indenture governing the 2017 Unsecured Notes;
•the loss, or failure, of a significant supplier or strategic partner to provide the goods or services that we require from them;
•our inability to introduce successful, new products and services in a timely manner, or the introduction of new products or services by our competitors that reduce the demand for our products and services;
•our failure to successfully enter new markets or the failure of new markets to develop in the time and manner that we anticipate;
•announcements by our competitors of significant new contracts or contract renewals or of new products or services;
•changes in general economic conditions, financial markets, the gaming industry, or the payments processing industry;
•the trading volume of our common stock;
•sales of common stock or other actions by our current officers, directors, and stockholders;
•acquisitions, strategic alliances, or joint ventures involving us or our competitors;
•future sales of our common stock or other securities;
•the failure of securities analysts to cover our common stock or changes in financial estimates or recommendations by analysts;
•our failure to meet the revenue, net income, or earnings per share estimates, or other expected results of securities analysts or investors;
•departures of key personnel or our inability to attract or retain key personnel;
•increased competitive pressure for skills or talents of personnel that increase our expenses or create an inability to hire needed talent;
•our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises with respect to our infrastructure, systems, and information technology environment;
•terrorist acts, theft, vandalism, fires, floods, or other natural disasters; and
•rumors or speculation as to any of the above which we may be unable to confirm or deny due to disclosure restrictions imposed on us by law or which we otherwise deem imprudent to comment upon.
Some provisions of our amended and restated certificate of incorporation and amended and restated bylaws can delay or even prevent transactions that many stockholders may favor.
Some provisions of our amended and restated certificate of incorporation and amended and restated bylaws have the effect of delaying, discouraging, or preventing a merger or acquisition that our stockholders may consider favorable or a change in our management or our Board of Directors. These provisions:
•divide our Board of Directors into three separate classes serving staggered three-year terms, which will have the effect of requiring at least two annual stockholder meetings instead of one, to replace a majority of our directors, which could have the effect of delaying or preventing a change in our control or management;
•provide that special meetings of stockholders can only be called by our Board of Directors, Chairman of the Board, or Chief Executive Officer. In addition, the business permitted to be conducted at any special meeting of stockholders is limited to the business specified in the notice of such meeting to the stockholders;
•provide for an advance notice procedure with regard to business to be brought before a meeting of stockholders, which may delay or preclude stockholders from bringing matters before a meeting of stockholders or from making nominations for directors at a meeting of stockholders, which could delay or deter takeover attempts or changes in management;

•eliminate the right of stockholders to act by written consent so that all stockholder actions must be effected at a duly called meeting;
•provide that directors may only be removed for cause with the approval of stockholders holding a majority of our outstanding voting stock;
•provide that vacancies on our Board of Directors may be filled by a majority, although less than a quorum, of directors in office and that our Board of Directors may fix the number of directors by resolution;
•allow our Board of Directors to issue shares of preferred stock with rights senior to those of the common stock and that otherwise could adversely affect the rights and powers, including voting rights and the right to approve or not to approve an acquisition or other change in control, of the holders of common stock, without any further vote or action by the stockholders; and
•do not provide for cumulative voting for our directors, which may make it more difficult for stockholders owning less than a majority of our stock to elect any directors to our Board of Directors. In addition, we are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more of our voting stock.
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
We primarily occupy the following leased real estate properties:

Location	Sq. Ft	Purpose	Segment
Austin, Texas	204,256	Games Headquarters and Operations	Games
Las Vegas, Nevada	239,282	Corporate Headquarters; FinTech Headquarters and Operations	FinTech
In addition, we lease additional less significant real estate properties that are used to support our products and services.
Item 3.  Legal Proceedings.
A discussion of our legal proceedings is contained in “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 — Commitments and Contingencies” of this Annual Report on Form 10-K and incorporated here by reference.
Item 4.  Mine Safety Disclosures.
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed for trading on the New York Stock Exchange under the symbol “EVRI.” On February 13, 2020, there were 7 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
Dividends
We have not declared or paid any cash dividends on our capital stock as we intend to retain our earnings and utilize them for the repayment of outstanding debt and to finance the growth and development of our business. Any future change in our dividend policy will be made at the discretion of our Board of Directors, and will depend on our contractual restrictions, results of operations, earnings, capital requirements, and other factors considered relevant by our Board of Directors. In addition, the Credit Facilities and the indenture governing the 2017 Unsecured Notes limit our ability to declare and pay cash dividends.
Common Stock Repurchases
We did not have a share repurchase program in effect for the years ended December 31, 2019, 2018, and 2017.
In February 2020, our Board of Directors authorized and approved a new share repurchase program granting us the authority to repurchase an amount not to exceed $10.0 million of outstanding Company common stock with no minimum number of shares that the Company is required to repurchase. This new repurchase program will commence in the first quarter of 2020 and authorizes us to buy our common stock from time to time in open market transactions, block trades or in private transactions in accordance with trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods, including compliance with the Company’s finance agreements. The share repurchase program is subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, and may be suspended or discontinued at any time without prior notice.
Issuer Purchases and Withholding of Equity Securities
We repurchased or withheld from restricted stock awards 95,734, 17,552, and 15,457 shares of our common stock at an aggregate purchase price of approximately $1.1 million for the year ended December 31, 2019 and approximately $0.1 million for the years ended December 31, 2018 and 2017, to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards. The following table includes the monthly repurchases or withholdings of our common stock during the fourth quarter ended December 31, 2019:

	Total Number of Shares Purchased (1) (in thousands)	Average Price per Share (2)

Tax Withholdings
10/1/19 - 10/31/19	2.0	$9.32
11/1/19 - 11/30/19	0.8	$10.23
12/1/19 - 12/31/19	0.8	$13.47
Total	3.6	$10.45

(1)Represents the shares of common stock that were withheld from restricted stock awards to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards. There are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the minimum tax withholding obligations incident to the vesting of restricted stock awards.
(2)Represents the average price per share of common stock withheld from restricted stock awards on the date of withholding.

Stock Performance Graph
The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P 1000 Index, and the S&P Information Technology Index during the five-year period ended December 31, 2019. We included an additional reference point, the S&P 1000 Index, as it is a comparable metric that includes small and mid-capitalization stocks, similar in capitalization to our Company.
The graph assumes that $100 was invested on December 31, 2014 in our common stock, in the S&P 500 Index, the S&P 1000 Index, and the S&P Information Technology Index, and that all dividends were reinvested. Research Data Group, Inc. furnished this data; and the cumulative total stockholder returns for our common stock, the S&P 500 Index, the S&P 1000 Index, and the S&P Information Technology Index are based on the calendar month end closing prices. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.
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

	Year Ended December 31,
	2019 (1)(2)	2018 (3)	2017 (4)	2016 (5)	2015 (6)(7)
Income Statement Data
Revenues	$533,227	$469,515	$974,948	$859,456	$826,999
Operating income (loss)	94,017	85,813	81,819	(118,555)	(9,730)
Net income (loss)	16,517	12,356	(51,903)	(249,479)	(104,972)
Basic earnings (loss) per share	0.23	0.18	(0.78)	(3.78)	(1.59)
Diluted earnings (loss) per share	0.21	0.17	(0.78)	(3.78)	(1.59)
Weighted average common shares outstanding
Basic	72,376	69,464	66,816	66,050	65,854
Diluted	79,235	73,796	66,816	66,050	65,854

	At and For the Year Ended December 31,
	2019 (1)(2)	2018 (3)	2017 (4)	2016 (5)	2015 (6)(7)(8)
Balance sheet data
Cash and cash equivalents	$289,870	$297,532	$128,586	$119,051	$102,030
Working capital	95,342	17,304	(12,040)	(1,875)	2,452
Total assets	1,629,223	1,548,261	1,537,074	1,408,163	1,550,385
Total borrowings	1,108,078	1,163,216	1,167,843	1,121,880	1,139,899
Stockholders’ equity (deficit)	53,988	(108,895)	(140,633)	(107,793)	137,420
Cash flow data
Net cash provided by operating activities	$84,890	$294,286	$95,828	$131,711	$124,587
Net cash used in investing activities	(166,337)	(123,350)	(109,979)	(88,054)	(85,549)
Net cash provided by (used in) financing activities	77,613	11	22,394	(24,922)	(24,551)

(1)On January 1, 2019, we adopted the new lease accounting standard — Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) — using the adoption date method. The standard had a material impact on our Balance Sheets, however, the standard did not have a material impact on our Statements of Operations. The most significant impact was the recognition of right-of-use (“ROU”) assets and liabilities of operating leases.
(2)During 2019, we acquired certain assets of Atrient, Inc. (“Atrient”) and Micro Gaming Technologies, Inc. (“MGT”) and made cash payments of $20.0 million and $15.0 million at the closing of each transaction, respectively. The acquisitions impacted our assets, liabilities, and cash flow data as of and for the period ended December 31, 2019.
In December 2019, we issued and sold 11.5 million shares of our common stock pursuant to a prospectus supplement under the automatic shelf registration statement and primarily used the aggregate net proceeds of approximately $122.4 million to pay down and reprice a portion of our existing indebtedness.
(3)On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method, which required us to evaluate whether any cumulative adjustment is required to be recorded to retained earnings (or accumulated deficit) as a result of applying the provisions set forth under ASC 606 for any existing arrangements not yet completed as of the adoption date of January 1, 2018. As a result, we recorded an immaterial cumulative adjustment in the amount of approximately $4.4 million to accumulated deficit as of the adoption date. Revenues and costs related to certain contracts are recognized at a point in time under ASC 606 as the performance obligations related to certain types of sales are satisfied; whereas, previously these revenues and costs were recognized over a period of time under ASC 605.
Further, we previously reported costs and expenses related to our cash access services — which include commission expenses payable to casino operators, interchange fees payable to the network associations, and processing and related costs payable to other third-party partners — as a cost of revenues. Under ASC 606, such costs are reflected as reductions to cash access services revenues on a net basis of presentation, since we do not control the cash advance and ATM services provided to a customer and, therefore, are acting as an agent whose performance obligation is to arrange for the provision of these services. In addition, we previously reported certain costs incurred in connection with our WAP platform, consisting primarily of the jackpot expenses, as cost of revenues. Under ASC 606, such costs are reflected as reductions to gaming operations revenues on a net basis of presentation. Our prior period results were not recast to reflect the new revenue recognition standard under the modified retrospective method.
(4)During 2017, we refinanced and repriced our Term Loan Facility and redeemed the Refinanced Senior Secured Notes (both are defined herein), and redeemed the 2014 Unsecured Notes (defined herein), which resulted in approximately $51.8 million of loss on extinguishment of debt.
(5)During 2016, the Games reporting unit had a goodwill impairment of $146.3 million.
(6)2015 amounts include a full year of financial results for Everi Games.
(7)During 2015, the Games reporting unit had a goodwill impairment of $75.0 million.
(8)We reclassified $23.7 million of debt issuance costs related to our outstanding debt from the non-current portion of other assets to contra-liabilities included in long-term debt as of December 31, 2015 in connection with our retrospective adoption of Accounting Standards Update (“ASU”) No. 2015-03 in 2016. This reclassification decreased the December 31, 2015 balance of both total assets and total borrowings.
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
Overview
Everi is a leading supplier of entertainment and technology solutions for the casino, interactive, and gaming industry. With a focus on both customers and players, Everi develops, sells, and leases games and gaming machines, gaming systems and services, and is an innovator and provider of core financial products and services, self-service player loyalty tools and promotion management software, and intelligence and regulatory compliance solutions. Everi’s mission is to provide casino operators with games that facilitate memorable player experiences, offer secure financial transactions for casinos and their patrons, and deliver software applications and self-service tools to improve casino operations efficiencies and fulfill regulatory compliance requirements. We are divided into two primary business segments: Games and FinTech.
Items Impacting Comparability of Results of Operations
Our Financial Statements included in this report reflect the following transactions and events:
•During 2019, we acquired certain assets of Atrient and MGT and made cash payments of $20.0 million and $15.0 million at the closing of each transaction, respectively. The acquisitions impacted our results of operations as of and for the period ended December 31, 2019.
•On January 1, 2018, we adopted ASC 606 using the modified retrospective method, which resulted in recording an immaterial cumulative adjustment in the amount of approximately $4.4 million to accumulated deficit as of the adoption date. Our results prior to 2018 were not recast to reflect the new revenue recognition standard under the modified retrospective method.
•During the fourth quarter of 2017, we recorded a $37.2 million loss on extinguishment of debt consisting of a $26.3 million make-whole premium related to the satisfaction and redemption of the 2014 Unsecured Notes (defined herein) and approximately $10.9 million for the write-off of related unamortized debt issuance costs and fees. An additional $14.6 million loss on extinguishment of debt was incurred in the second quarter of 2017 for the unamortized deferred financing fees and discounts related to the extinguished term loan under the Prior Credit Facility and the redeemed

Refinanced Secured Notes (both defined herein). Repricing of the Term Loan Facility (defined herein) during the second quarter of 2018 did not result in a material loss on extinguishment of debt. The financial transactions in the fourth quarter of 2019, including the Amendment to the Term Loan Facility that enabled a repricing of the Term Loan and the partial redemption of the 2017 Unsecured Notes (defined herein) that occurred in the first quarter of 2020, did not result in a material loss on extinguishment of debt in 2019.
•The income tax benefit was approximately $0.5 million for the year ended December 31, 2019, as compared to an income tax benefit of approximately $9.7 million and $20.2 million for the years ended December 31, 2018 and 2017, respectively. The income tax benefit for the year ended December 31, 2019 reflected an effective income tax rate of negative 3.3%, which was less than the statutory federal rate of 21.0% primarily due to a partial decrease in the valuation allowance for deferred tax assets and an increase in a federal research credit. The income tax benefit for the year ended December 31, 2018 reflected an effective income tax rate of negative 367.0%, which was less than the statutory federal rate of 21.0%, primarily due to a partial decrease in the valuation allowance for deferred tax assets and an increase in a federal research credit. The income tax benefit for the year ended December 31, 2017 reflected an effective income tax rate of 28.0%, which was less than the statutory federal rate of 35.0%, primarily due to a partial decrease in the carrying value of our deferred tax liabilities as a result of the enactment of the 2017 Tax Act, offset by an increase in our valuation allowance for deferred tax assets.
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
•Casino gaming is dependent upon discretionary consumer spending, which is typically the first type of spending that is restrained by consumers when they are uncertain about their jobs and income. Global economic uncertainty in the marketplace may have an impact on casino gaming, gaming establishment capital budgets, and ultimately the demand for new gaming equipment, which impacts both of our segments.
•The total North American installed slot base was slightly higher in 2019 when compared to 2018 and 2017. We expect flat to moderate growth in the forward replacement cycle for slot machines, which could have a positive impact on our Games segment, while a decrease in demand for new machines associated with new casino openings and major expansions will negatively impact the operations of our Games segment.
•We face continued competition from smaller competitors in the gaming cash access market, as well as ongoing competition from larger gaming equipment manufacturers and systems providers. This increased competition continues to contribute to added pricing pressure for both our Games and FinTech businesses.
•Transaction processing and related fees have increased in recent years. We expect the financial services and payments industry to respond to these changes, which may negatively impact our FinTech business in the future.
•Governmental and regulatory oversight on cash transactions, financial services, and payments processing may provide continued motivation for gaming establishments to consider additional products and services that facilitate regulatory compliance and operational efficiencies.
•Casino operators continue to broaden their appeal by focusing on investments in non-gaming amenities for their facilities, which could impact casino operator’s capital allocations for games and payment solution products and services that impact both of our operating segments.
Operating Segments
We report our financial performance within two operating segments: (a) Games; and (b) FinTech. For additional information on our segments see “Item 1. Business” and “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18 — Segment Information” included elsewhere in this Annual Report on Form 10-K.

Results of Operations
Year ended December 31, 2019 compared to the year ended December 31, 2018
The following table presents our Results of Operations as reported for the year ended December 31, 2019 compared to the year ended December 31, 2018 (amounts in thousands)*:

	Year Ended
	December 31, 2019		December 31, 2018		2019 vs 2018
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$188,874	35%	$168,146	36%	$20,728	12%
Gaming equipment and systems	90,919	17%	87,038	18%	3,881	4%
Gaming other	3,326	1%	3,794	1%	(468)	(12)%
Games total revenues	283,119	53%	258,978	55%	24,141	9%
FinTech revenues
Cash access services	164,741	31%	156,806	34%	7,935	5%
Equipment	37,865	7%	20,977	4%	16,888	81%
Information services and other	47,502	9%	32,754	7%	14,748	45%
FinTech total revenues	250,108	47%	210,537	45%	39,571	19%
Total revenues	533,227	100%	469,515	100%	63,712	14%
Costs and expenses
Games cost of revenues (1)
Gaming operations	18,043	3%	17,603	4%	440	2%
Gaming equipment and systems	50,826	10%	47,121	9%	3,705	8%
Gaming other	3,025	—%	3,285	1%	(260)	(8)%
Games total cost of revenues	71,894	13%	68,009	14%	3,885	6%
FinTech cost of revenues (1)
Cash access services	14,236	3%	9,717	2%	4,519	47%
Equipment	22,292	4%	12,601	3%	9,691	77%
Information services and other	3,964	1%	4,110	1%	(146)	(4)%
FinTech total cost of revenues	40,492	8%	26,428	6%	14,064	53%
Operating expenses	162,184	30%	142,298	30%	19,886	14%
Research and development	32,505	6%	20,497	4%	12,008	59%
Depreciation	63,198	12%	61,225	14%	1,973	3%
Amortization	68,937	13%	65,245	14%	3,692	6%
Total costs and expenses	439,210	82%	383,702	82%	55,508	14%
Operating income	94,017	18%	85,813	18%	8,204	10%
 * Rounding may cause variances.
(1) Exclusive of depreciation and amortization.

	Year Ended
	December 31, 2019		December 31, 2018		2019 vs 2018
	$	%	$	%	$	%
Other expenses
Interest expense, net of interest income	77,844	15%	83,001	18%	(5,157)	(6)%
Loss on extinguishment of debt	179	—%	166	—%	13	8%
Total other expenses	78,023	15%	83,167	18%	(5,144)	(6)%
Income before income tax	15,994	3%	2,646	1%	13,348	504%
Income tax benefit	(523)	—%	(9,710)	(2)%	9,187	(95)%
Net income	$16,517	3%	$12,356	3%	$4,161	34%
* Rounding may cause variances.
Total Revenues
Total revenues increased by approximately $63.7 million, or 14%, to approximately $533.2 million for the year ended December 31, 2019, as compared to the prior year period. Games revenues increased by approximately $24.1 million, or 9%, to approximately $283.1 million for the year ended December 31, 2019, as compared to the prior year period. This was primarily due to an increase in revenue from gaming operations resulting from both a higher average daily win per unit and an increase in the installed base of leased gaming machines, as well as an increase in equipment revenues due to higher gaming machine unit sales and an increase in our interactive revenues. FinTech revenues increased by approximately $39.6 million, or 19%, to approximately $250.1 million for the year ended December 31, 2019, as compared to the prior year period. This was primarily due to an increase in equipment revenues resulting from higher sales of our equipment and information services and other solutions, which included, among other sources, revenues of approximately $16.2 million from our player loyalty operations acquired during the year, as well as additional cash access services revenues associated with higher dollar and transaction volumes.
Costs and Expenses
Total costs and expenses increased by approximately $55.5 million, or 14%, to approximately $439.2 million for the year ended December 31, 2019, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses. Cost of revenues from our Games segment increased by approximately $3.9 million, or 6%, to approximately $71.9 million for the year ended December 31, 2019, as compared to the prior year period. This was primarily due to higher variable costs directly related to the increased sales of gaming equipment. Cost of revenues from our FinTech segment increased by approximately $14.1 million, or 53%, to approximately $40.5 million for the year ended December 31, 2019, as compared to the prior year period. This was primarily due to the variable costs associated with the higher sales of our equipment and information services solutions, inclusive of the addition of the player loyalty business acquired during the year.
Operating expenses increased by approximately $19.9 million, or 14%, to approximately $162.2 million for the year ended December 31, 2019, as compared to the prior year period. Our Games segment operating expenses increased primarily due to higher payroll and related expenses, advertising costs related to our interactive operations, and additional trade show-related expenses. Our FinTech segment operating expenses increased primarily associated with the loss contingency recorded in connection with the FACTA-related matter and related legal fees, the player loyalty operations acquired during the year, and higher payroll and related expenses.
Research and development increased by approximately $12.0 million, or 59%, to approximately $32.5 million for the year ended December 31, 2019, as compared to the prior year period. This was primarily due to higher payroll and related expenses incurred by our FinTech and Games segments.
Depreciation increased by approximately $2.0 million, or 3%, to approximately $63.2 million for the year ended December 31, 2019, as compared to the prior year period, which was relatively consistent with the prior year.
Amortization increased by approximately $3.7 million, or 6%, to approximately $68.9 million for the year ended December 31, 2019, as compared to the prior year period. The increase was primarily driven by the amortization of the intangible assets acquired in connection with the player loyalty business for our FinTech segment.

Primarily as a result of the increase in revenue partially offset by the increased costs and expenses described above, operating income increased by approximately $8.2 million, or 10%, to approximately $94.0 million for the year ended December 31, 2019, as compared to the prior year. The operating income margin was consistent at 18% for the years ended December 31, 2019 and 2018.
Interest expense, net of interest income, decreased by approximately $5.2 million, or 6%, to approximately $77.8 million for the year ended December 31, 2019, as compared to the prior year period. This was primarily due to higher interest income earned during the current reporting period and our lower debt balances.
Loss on extinguishment of debt of approximately $0.2 million for the year ended December 31, 2019 in connection with the repricing of the Term Loan Facility completed in December 2019 was comparable to approximately $0.2 million recorded for the year ended December 31, 2018 related to the Term Loan Facility repricing completed in May 2018.
Income tax benefit was approximately $0.5 million for the year ended December 31, 2019, as compared to an income tax benefit of approximately $9.7 million in the prior year period. The income tax benefit for the year ended December 31, 2019 reflected an effective income tax rate of negative 3.3%, which was less than the statutory federal rate of 21.0%, primarily due to a partial decrease in our valuation allowance for deferred tax assets and a research credit. The tax benefit for the year ended December 31, 2018 reflected an effective income tax rate of negative 367.0% which was less than the statutory federal rate of 21.0%, primarily due to a partial decrease in our valuation allowance for deferred tax assets and a research credit. In addition, for the years ended December 31, 2019 and 2018, the partial decrease in our valuation allowance was primarily due to the book income as well as net operating losses for tax purposes, and the interest deduction limitation (deferred tax assets), which can be offset against our indefinite lived deferred tax liabilities.
Primarily as a result of the foregoing, our net income increased by approximately $4.2 million, or 34%, to a net income of approximately $16.5 million for the year ended December 31, 2019, as compared to the prior year period.

Year ended December 31, 2018 compared to year ended December 31, 2017:
The following table presents our Results of Operations as reported for the year ended December 31, 2018 compared to the year ended December 31, 2017 as reported and as adjusted for the retrospective impact of ASC 606 to reflect the prior period results on a net basis of presentation (amounts in thousands)*:

	Year Ended							2018 As Reported vs
	December 31, 2018		December 31, 2017					2017 As Adjusted
	$	%	$	%	$	$	%	$	%
	As Reported		As Reported		Adjustments	As Adjusted
Revenues
Games revenues
Gaming operations	$168,146	36%	$148,654	15%	(565)	$148,089	36%	$20,057	14%
Gaming equipment and systems	87,038	18%	70,118	7%	—	70,118	17%	16,920	24%
Gaming other	3,794	1%	4,005	1%	—	4,005	1%	(211)	(5)%
Games total revenues	258,978	55%	222,777	23%	(565)	222,212	54%	36,766	17%
FinTech revenues
Cash access services	156,806	34%	707,222	73%	(563,637)	143,585	34%	13,221	9%
Equipment	20,977	4%	13,258	1%	—	13,258	3%	7,719	58%
Information services and other	32,754	7%	31,691	3%	—	31,691	8%	1,063	3%
FinTech total revenues	210,537	45%	752,171	77%	(563,637)	188,534	46%	22,003	12%
Total revenues	469,515	100%	974,948	100%	(564,202)	410,746	100%	58,769	14%
Costs and expenses
Games cost of revenues (1)
Gaming operations	17,603	4%	15,741	2%	(565)	15,176	4%	2,427	16%
Gaming equipment and systems	47,121	9%	35,707	3%	—	35,707	8%	11,414	32%
Gaming other	3,285	1%	3,247	1%	—	3,247	1%	38	1%
Games total cost of revenues	68,009	14%	54,695	6%	(565)	54,130	13%	13,879	26%
FinTech cost of revenues (1)
Cash access services	9,717	2%	572,880	59%	(563,637)	9,243	2%	474	5%
Equipment	12,601	3%	7,717	1%	—	7,717	2%	4,884	63%
Information services and other	4,110	1%	3,253	—%	—	3,253	1%	857	26%
FinTech total cost of revenues	26,428	6%	583,850	60%	(563,637)	20,213	5%	6,215	31%
Operating expenses	142,298	30%	118,935	12%	—	118,935	29%	23,363	20%
Research and development	20,497	4%	18,862	2%	—	18,862	5%	1,635	9%
Depreciation	61,225	14%	47,282	5%	—	47,282	11%	13,943	29%
Amortization	65,245	14%	69,505	7%	—	69,505	17%	(4,260)	(6)%
Total costs and expenses	383,702	82%	893,129	92%	(564,202)	328,927	80%	54,775	17%
Operating income	85,813	18%	81,819	8%	—	81,819	20%	3,994	5%
 * Rounding may cause variances.
(1) Exclusive of depreciation and amortization.

	Year Ended							2018 As Reported vs
	December 31, 2018		December 31, 2017					2017 As Adjusted
	$	%	$	%	$	$	%	$	%
	As Reported		As Reported		Adjustments	As Adjusted
Other expenses
Interest expense, net of interest income	83,001	18%	102,136	11%	—	102,136	24%	(19,135)	(19)%
Loss on extinguishment of debt	166	—%	51,750	5%	—	51,750	13%	(51,584)	(100)%
Total other expenses	83,167	18%	153,886	16%	—	153,886	37%	(70,719)	(46)%
Income before income tax	2,646	1%	(72,067)	(7)%	—	(72,067)	(18)%	74,713	(104)%
Income tax benefit	(9,710)	(2)%	(20,164)	(2)%	—	(20,164)	(5)%	10,454	(52)%
Net income	$12,356	3%	$(51,903)	(5)%	—	$(51,903)	(13)%	$64,259	124%
* Rounding may cause variances.
Total Revenues
Total revenues increased by approximately $58.8 million, or 14%, to approximately $469.5 million for the year ended December 31, 2018, as compared to the prior year period as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to higher Games and FinTech revenue.
Games revenues increased by approximately $36.8 million, or 17%, to approximately $259.0 million for the year ended December 31, 2018, as compared to the prior year period as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to an increase in both unit sales and average selling prices and an increase in average daily win per unit on a higher installed base of leased machines.
FinTech revenues increased by approximately $22.0 million, or 12%, to approximately $210.5 million for the year ended December 31, 2018, as compared to the prior year period as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to higher dollar and transaction volumes from cash access services and increased equipment sales.
Costs and Expenses
Games cost of revenues increased by approximately $13.9 million, or 26%, to approximately $68.0 million for the year ended December 31, 2018, as compared to the prior year period as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to the costs associated with the additional unit sales and an increase in costs related to our leased machines as a result of the increase in revenue.
FinTech cost of revenues increased by approximately $6.2 million, or 31%, to approximately $26.4 million for the year ended December 31, 2018, as compared to the prior year period as adjusted for the net versus gross retrospective impact of ASC 606. This was primarily due to the costs associated with the additional equipment sales.
Operating expenses increased by approximately $23.4 million, or 20%, to approximately $142.3 million for the year ended December 31, 2018, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses, consulting fees, advertising, promotion and trade show costs and software license fees for both our Games and FinTech segments. Our Games segment also incurred an increase in costs related to inventory disposals and leased assets impairment charges.
Research and development increased by approximately $1.6 million, or 9%, to approximately $20.5 million for the year ended December 31, 2018, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses for our Games segment.
Depreciation increased by approximately $13.9 million, or 29%, to approximately $61.2 million for the year ended December 31, 2018, as compared to the prior year period. This was primarily driven by the increase in the installed base of leased gaming machines and adjustments to the remaining useful lives of certain of the gaming fixed assets related to our Games segment.
Amortization decreased by approximately $4.3 million, or 6%, to approximately $65.2 million for the year ended December 31, 2018, as compared to the prior year period. This was primarily due to assets being fully amortized related to both our Games and FinTech segments.

Primarily as a result of the factors described above, operating income increased by approximately $4.0 million, or 5%, to approximately $85.8 million for the year ended December 31, 2018, as compared to the prior year as adjusted for the net versus gross retrospective impact of ASC 606. The operating income margin decreased from 20% to 18% for the year ended December 31, 2018, as adjusted for the net versus gross retrospective impact of ASC 606.
Interest expense, net of interest income, decreased by approximately $19.1 million, or 19%, to approximately $83.0 million for the year ended December 31, 2018, as compared to the prior year period. This was primarily due to lower interest expense as a result of our debt refinancing transactions in 2017 and an additional repricing of our Term Loan Facilities in 2018, partially offset by an increase in our cash usage fees in connection with our commercial cash arrangements and the impact of the London Interbank Offered Rate (“LIBOR”) increases during the past year.
Loss on extinguishment of debt was approximately $0.2 million for the year ended December 31, 2018 in connection with the repricing transaction completed in May 2018 as compared to approximately $51.8 million for the year ended December 31, 2017, which consisted of approximately $26.3 million make-whole premium related to the satisfaction and redemption of the 2014 Unsecured Notes, approximately $10.9 million for the write-off of related unamortized debt issuance costs and fees in the fourth quarter of 2017 and approximately $14.6 million for the unamortized deferred financing fees and discounts related to our extinguished term loan under the Prior Credit Facility (defined herein) and the redeemed Refinanced Secured Notes (defined herein) in the second quarter of 2017.
Income tax benefit was approximately $9.7 million for the year ended December 31, 2018, as compared to an income tax benefit of approximately $20.2 million in the prior year period. The income tax benefit for the year ended December 31, 2018 reflected an effective income tax rate of negative 367.0%, which was less than the statutory federal rate of 21.0%, primarily due to a partial decrease in our valuation allowance for deferred tax assets and a research credit. The partial decrease in our valuation allowance is primarily due to the net operating loss during the year and the interest deduction limitation (deferred tax assets) which can be offset against our indefinite lived deferred tax liabilities. The tax benefit for the year ended December 31, 2017 reflected an effective income tax rate of 28.0%, which was less than the statutory federal rate of 35.0%, primarily due to a decrease in the carrying value of our deferred tax liabilities as a result of the enactment of the 2017 Tax Act, offset by an increase in the valuation allowance for deferred tax assets.
Primarily as a result of the foregoing, our net loss decreased by approximately $64.3 million, or 124%, to a net income of approximately $12.4 million for the year ended December 31, 2018, as compared to the prior year period.
Critical Accounting Policies
The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our Financial Statements. The SEC has defined critical accounting policies as those that are most important to the portrayal of the financial position and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. Refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” included elsewhere in this Annual Report on Form 10-K for a summary of these policies. We believe that our estimates and assumptions are reasonable, based upon information presently available; however, actual results may differ from these estimates under different assumptions or conditions.
Goodwill. We had approximately $681.6 million of goodwill, of which approximately $449.0 million was generated by our Games reporting unit, on our Balance Sheets at December 31, 2019 resulting from acquisitions of other businesses. We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. Our reporting units are identified as operating segments or one level below and we evaluate our reporting units at least annually. Refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 — Goodwill and Other Intangible Assets” included elsewhere in this Annual Report on Form 10-K for a further discussion.

The annual evaluation of goodwill requires the use of different assumptions, estimates, or judgments in the goodwill impairment testing process, such as: the methodology, the estimated future cash flows of our reporting units, the discount rate used to present value such cash flows, and the market multiples of comparable companies. Management performs its annual forecasting process, which, among other factors, includes reviewing recent historical results, company-specific variables, and industry trends. This process is generally fluid throughout each year and considered in conjunction with the annual goodwill impairment evaluation. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations. Our estimates of fair value require significant judgment and are based on assumptions we determined to be reasonable; however, they are unpredictable and inherently uncertain, including: estimates of future growth rates, operating margins, results of operations and financial condition, and assumptions about the overall economic climate as well as the competitive environment for our reporting units.
There can be no assurance that our estimates and assumptions made for purposes of our goodwill testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments, anticipated growth rates, or expectations of results of operations and financial condition are not correct, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing process, or earlier, in the event an indicator of impairment is present at such time during the year.
Recent Accounting Guidance
For a description of our recently adopted accounting guidance and recent accounting guidance not yet adopted, see “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Basis of Presentation and Summary of Significant Accounting Policies — Recent Accounting Guidance” included elsewhere in this Annual Report on Form 10-K.
Liquidity and Capital Resources
Overview
The following table presents selected information about our financial position (in thousands):

	At December 31,
	2019	2018
Balance sheet data
Total assets	$1,629,223	$1,548,261
Total borrowings	1,108,078	1,163,216
Total stockholders’ equity (deficit)	53,988	(108,895)
Cash available
Cash and cash equivalents	$289,870	$297,532
Settlement receivables	70,282	82,359
Settlement liabilities	(234,087)	(334,198)
Net cash position (1)	126,065	45,693
Undrawn revolving credit facility	35,000	35,000
Net cash available (1)	$161,065	$80,693

(1)Non-GAAP measure. In order to enhance investor understanding of our cash balance, we are providing in this Annual Report on Form 10-K, net cash position and net cash available, which are not measures of our financial performance or condition in accordance with GAAP. Accordingly, these measures should not be considered in isolation, or as a substitute for such information, and should be read in conjunction with, our cash and cash equivalents prepared in accordance with GAAP. We define (a) net cash position as cash and cash equivalents plus settlement receivables less settlement liabilities and (b) net cash available as net cash position plus undrawn amounts available under our Revolving Credit Facility (defined herein). We present our net cash position to illustrate the impact on our cash and cash equivalents of the timing of our receipt of payments for settlement receivables and the timing of our payments to customers for settlement liabilities.

We present net cash available in connection with our forecasting of cash flows and related requirements, both on a short-term and long-term basis.
Issuance of Common Stock
In December 2019, we filed with the SEC a registration statement for an undetermined amount of common stock, preferred stock, debt securities, warrants, and/or units that the Company may offer and sell in one or more offerings on terms to be decided at the time of sale, which will expire on December 4, 2022.
In December 2019, we issued and sold 11,500,000 shares of our common stock pursuant to a prospectus supplement under the automatic shelf registration statement, for which the aggregate net proceeds of approximately $122.4 million were utilized to pay down and reprice a portion of our existing indebtedness.
Cash Resources
Our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures for the foreseeable future. Cash and cash equivalents at December 31, 2019 included cash in non-U.S. jurisdictions of approximately $33.8 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we can repatriate these foreign funds to the United States, subject to potential withholding tax obligations.
We expect that cash provided by operating activities will be sufficient for our operating and debt servicing needs during the foreseeable future. In addition, we have sufficient borrowings available under our senior secured revolving credit facility to meet further funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly available information. Based upon our information, we believe there is not a likelihood that any of our lenders might not be able to honor their commitments under the Credit Agreement (defined below).
Our cash and cash equivalents were approximately $289.9 million and $297.5 million as of December 31, 2019 and 2018, respectively. Our net cash position after considering the impact of settlement receivables and settlement liabilities was approximately $126.1 million and $45.7 million as of December 31, 2019 and 2018, respectively. Our net cash available after considering the net cash position and undrawn amounts available under our Revolving Credit Facility was approximately $161.1 million and $80.7 million as of December 31, 2019 and December 31, 2018, respectively.
Cash Flows
The following table presents a summary of our cash flow activity for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,			Increase/(Decrease)
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Cash flow activities
Net cash provided by operating activities	$84,890	$294,286	$96,259	$(209,396)	$198,027
Net cash used in investing activities	(166,337)	(123,350)	(109,780)	(42,987)	(13,570)
Net cash provided by financing activities	77,613	11	22,394	77,602	(22,383)
Effect of exchange rates on cash	1,263	(1,370)	1,292	2,633	(2,662)
Cash and cash equivalents
Net (decrease) increase for the period	(2,571)	169,577	10,165	(172,148)	159,412
Balance, beginning of the period	299,181	129,604	119,439	169,577	10,165
Balance, end of the period	$296,610	$299,181	$129,604	$(2,571)	$169,577
Cash flows provided by operating activities were approximately $84.9 million, $294.3 million, and $96.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Cash flows provided by operating activities decreased by approximately $209.4 million for the year ended December 31, 2019, as compared to the prior year period, primarily attributable to the changes in working capital associated with settlement receivables and settlement liabilities from our FinTech segment. Cash flows provided by operating activities increased by approximately $198.0 million for the year ended December 31, 2018, as compared to the prior year period. This was primarily attributable to the changes in working capital associated with settlement receivables and settlement liabilities from our FinTech segment.

Cash flows used in investing activities were approximately $166.3 million, $123.4 million, and $109.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. Cash flows used in investing activities increased by approximately $43.0 million for the year ended December 31, 2019, as compared to the prior year period, primarily attributable to the acquisition of certain player loyalty related assets for our FinTech segment and an increase in capital expenditures. Cash flows used in investing activities increased by approximately $13.6 million for the year ended December 31, 2018, as compared to the prior year period. This was primarily attributable to an increase in capital expenditures, higher placement fee arrangements in our Games segment, and decreased sales of fixed assets.
Cash flows provided by financing activities were approximately $77.6 million, $11,000, and $22.4 million for the year ended December 31, 2019, 2018, and 2017 respectively. Cash flows provided by financing activities increased by approximately $77.6 million in the year ended December 31, 2019, as compared to the prior year period, primarily due to issuance and sale of our common stock under the automatic shelf registration statement and proceeds from the exercise of stock options, partially offset by repayments of our credit facility. Cash flows provided by financing activities decreased by approximately $22.4 million in the year ended December 31, 2018, as compared to the prior period, primarily attributable to fewer debt restructuring activities completed in 2018.
Long-Term Debt
For additional information regarding our credit agreement and other debt as well as interest rate risk see “Contractual Obligations” in this Item 7 below, “Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk,” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Long-Term Debt.”
Contractual Obligations
The following summarizes our contractual cash obligations (in thousands):

	At December 31,
	Total	2020	2021	2022	2023	2024	Thereafter
Contractual obligations
Debt obligations (1)	$1,124,000	$—	$—	$—	$—	$749,000	$375,000
Estimated interest obligations (2)	321,844	64,487	63,064	63,064	63,064	40,899	27,266
Operating lease obligations (3)	16,669	6,473	5,296	2,996	1,400	432	72
Purchase obligations (4)	78,069	56,482	12,229	4,091	2,884	2,383	—
Asset acquisition obligations (5)	37,146	14,578	22,568	—	—	—	—
Total contractual obligations	$1,577,728	$142,020	$103,157	$70,151	$67,348	$792,714	$402,338

 (1) As a result of the principal payments made during 2019, we are no longer required to make quarterly principal payments on our Term Loan Facility (defined herein) with the final principal repayment installment being due on the maturity date.
(2)Estimated interest payments were computed using the interest rate in effect at December 31, 2019 multiplied by the principal balance outstanding. For our debt obligations, the weighted average rate assumed was approximately 5.37% until May 2024, when the weighted average rate would increase to 7.50% until the remaining debt is fully satisfied in December 2025.
(3)Our operating lease obligations primarily consist of real estate arrangements we enter into with third parties. For additional information see “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 3 — Leases.”
(4)Our purchase obligations primarily consist of open purchase orders related to both our Games and FinTech businesses.
(5)Represents our obligations under the asset purchase agreements with Atrient and MGT discussed in “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 4 — Business Combinations.”

Other Liquidity Needs and Resources
We need cash to support our foreign operations. Depending on the jurisdiction and the treaty between different foreign jurisdictions, our applicable withholding tax rates could vary significantly. If we expand our business into new foreign jurisdictions, we will rely on treaty-favored cross-border transfers of funds, the cash generated by our operations in those foreign jurisdictions, or alternate sources of working capital.
Off-Balance Sheet Arrangements
We have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Operations, were approximately $7.2 million, $7.0 million, and $4.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. We are exposed to interest rate risk to the extent that the applicable federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balances of ATM cash utilized by us from the third-party vendors were approximately $292.6 million and $224.7 million as of December 31, 2019 and 2018, respectively.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, with Wells Fargo Bank, N.A. provides us with cash in the maximum amount of $300.0 million with the ability to increase the amount by $75.0 million over a 5-day period for special occasions, such as the period around New Year’s Day. The agreement currently expires on June 30, 2022 and will automatically renew for additional one-year periods unless either party provides a 90-day written notice of its intent not to renew.
We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the years ended December 31, 2019, 2018, and 2017.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. Under the terms of these agreements, we pay a monthly cash usage fee based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the applicable federal funds rate increases. The outstanding balance of ATM cash utilized by us from third-party vendors was approximately $292.6 million as of December 31, 2019; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $2.9 million impact on income before tax over a 12-month period.
The Credit Facilities bear interest at rates that can vary over time. We have the option of having interest on the outstanding amounts under the Credit Facilities paid using a base rate or LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to do so for various maturities. The weighted average interest rate on the Credit Facilities was 5.26% for the year ended December 31, 2019. Based upon the outstanding balance on the Credit Facilities of approximately $749.0 million as of December 31, 2019, each 100 basis points increase in the applicable LIBOR would have approximately a $7.5 million impact on interest expense over a 12-month period. The interest rate for the 7.50% Senior Unsecured Notes due 2025 is fixed; therefore, an increase in LIBOR rates does not impact the related interest expense. At present, we do not hedge the risk related to the changes in the interest rate; however, we continue to evaluate such interest rate exposure.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Everi Holdings Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases, and changed its method of accounting for revenue in 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill — Quantitative Impairment Assessment
As discussed in Note 10 to the consolidated financial statements, the Company’s consolidated goodwill balance as of December 31, 2019 was $681.6 million. The Company tests for impairment annually on a reporting unit basis, at the beginning of the fourth fiscal quarter, or more often under certain circumstances. At December 31, 2019, the Games reporting unit’s goodwill balance was $449.0 million. For the Games reporting unit the Company performed annual impairment testing using a quantitative assessment, which determined the fair value of the reporting unit using both an income approach and a market approach that compared market multiples of comparable companies.

We identified the evaluation of goodwill impairment for the Games reporting unit as a critical audit matter. Certain assumptions used in the Company’s estimate of the fair value of the reporting unit’s projected discounted cash flows, including the revenue growth rate, terminal value growth rate, the weighted average cost of capital, and market multiples required significant management judgment. Auditing these assumptions involved subjective and challenging auditor judgments and increased audit effort, including the extent of specialized skills and knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Evaluating the reasonableness of assumptions used in the Company’s estimate of fair value of the reporting unit, including the revenue growth rate and terminal value growth rate by comparing the projections to the underlying business strategies and management’s growth plans.
•Assessing the Company’s ability to estimate future cash flows, including projected revenues by comparing the Company’s historical cash flow forecasts for the reporting unit to actual results.
•Utilizing personnel with specialized knowledge and skills in valuation to assist in assessing the appropriateness of the Company’s valuation methodologies, including the Company’s discounted cash flow analysis.
•Utilizing personnel with specialized knowledge and skills in valuation to assist in assessing the appropriateness of the weighted average cost of capital and market multiples assumptions used in the Company’s estimate of the fair value, including performing sensitivity analyses.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
Las Vegas, Nevada
March 2, 2020

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues
Games revenues
Gaming operations	$188,874	$168,146	$148,654
Gaming equipment and systems	90,919	87,038	70,118
Gaming other	3,326	3,794	4,005
Games total revenues	283,119	258,978	222,777
FinTech revenues
Cash access services	164,741	156,806	707,222
Equipment	37,865	20,977	13,258
Information services and other	47,502	32,754	31,691
FinTech total revenues	250,108	210,537	752,171
Total revenues	533,227	469,515	974,948
Costs and expenses
Games cost of revenues (1)
Gaming operations	18,043	17,603	15,741
Gaming equipment and systems	50,826	47,121	35,707
Gaming other	3,025	3,285	3,247
Games total cost of revenues	71,894	68,009	54,695
FinTech cost of revenues (1)
Cash access services	14,236	9,717	572,880
Equipment	22,292	12,601	7,717
Information services and other	3,964	4,110	3,253
FinTech total cost of revenues	40,492	26,428	583,850
Operating expenses	162,184	142,298	118,935
Research and development	32,505	20,497	18,862
Depreciation	63,198	61,225	47,282
Amortization	68,937	65,245	69,505
Total costs and expenses	439,210	383,702	893,129
Operating income	94,017	85,813	81,819
Other expenses
Interest expense, net of interest income	77,844	83,001	102,136
Loss on extinguishment of debt	179	166	51,750
Total other expenses	78,023	83,167	153,886
Income (loss) before income tax	15,994	2,646	(72,067)
Income tax benefit	(523)	(9,710)	(20,164)
Net income (loss)	16,517	12,356	(51,903)
Foreign currency translation	1,179	(1,745)	1,856
Comprehensive income (loss)	$17,696	$10,611	$(50,047)
(1) Exclusive of depreciation and amortization.

	Year Ended December 31,
	2019	2018	2017
Earnings (loss) per share
Basic	$0.23	$0.18	$(0.78)
Diluted	$0.21	$0.17	$(0.78)
Weighted average common shares outstanding
Basic	72,376	69,464	66,816
Diluted	79,235	73,796	66,816
See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$289,870	$297,532
Settlement receivables	70,282	82,359
Trade and other receivables, net of allowances for doubtful accounts of $5,786 and $6,425 at December 31, 2019 and December 31, 2018, respectively	87,910	64,387
Inventory	26,574	24,403
Prepaid expenses and other assets	27,896	20,259
Total current assets	502,532	488,940
Non-current assets
Property and equipment, net	128,869	116,288
Goodwill	681,635	640,537
Other intangible assets, net	279,187	287,397
Other receivables	16,661	8,847
Other assets	20,339	6,252
Total non-current assets	1,126,691	1,059,321
Total assets	$1,629,223	$1,548,261
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Settlement liabilities	$234,087	$334,198
Accounts payable and accrued expenses	173,103	129,238
Current portion of long-term debt	—	8,200
Total current liabilities	407,190	471,636
Non-current liabilities
Deferred tax liability, net	26,401	27,867
Long-term debt, less current portion	1,108,078	1,155,016
Other accrued expenses and liabilities	33,566	2,637
Total non-current liabilities	1,168,045	1,185,520
Total liabilities	1,575,235	1,657,156
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Common stock, $0.001 par value, 500,000 shares authorized and 109,493 and 95,100 shares issued at December 31, 2019 and December 31, 2018, respectively	109	95
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	445,162	298,929
Accumulated deficit	(212,940)	(229,457)
Accumulated other comprehensive loss	(819)	(1,998)
Treasury stock, at cost, 24,996 and 24,900 shares at December 31, 2019 and December 31, 2018, respectively	(177,524)	(176,464)
Total stockholders’ equity (deficit)	53,988	(108,895)
Total liabilities and stockholders’ equity (deficit)	$1,629,223	$1,548,261
See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$16,517	$12,356	$(51,903)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	63,198	61,225	47,282
Amortization	68,937	65,245	69,505
Non-cash lease expense	4,276	—	—
Amortization of financing costs and discounts	4,285	4,877	8,706
Loss on sale or disposal of assets	1,678	869	2,513
Accretion of contract rights	8,710	8,421	7,819
Provision for bad debts	14,647	11,459	9,737
Deferred income taxes	(1,593)	(10,343)	(20,015)
Write-down of assets	1,268	2,575	—
Reserve for obsolescence	1,463	1,919	397
Loss on extinguishment of debt	179	166	51,750
Stock-based compensation	9,857	7,251	6,411
Changes in operating assets and liabilities:
Settlement receivables	12,961	143,705	(98,390)
Trade and other receivables	(41,754)	(29,320)	(884)
Inventory	(3,067)	(3,848)	(5,753)
Prepaid and other assets	(18,724)	1,672	(1,105)
Settlement liabilities	(100,783)	17,159	78,465
Accounts payable and accrued expenses	42,835	(1,102)	(8,276)
Net cash provided by operating activities	84,890	294,286	96,259
Cash flows from investing activities
Capital expenditures	(114,291)	(103,031)	(96,490)
Acquisitions, net of cash acquired	(35,000)	—	—
Proceeds from sale of property and equipment	56	237	10
Placement fee agreements	(17,102)	(20,556)	(13,300)
Net cash used in investing activities	(166,337)	(123,350)	(109,780)
Cash flows from financing activities
Proceeds from credit facility	—	—	820,000
Proceeds from unsecured notes	—	—	375,000
Repayments of prior credit facility	—	—	(465,600)
Repayments of secured notes	—	—	(335,000)
Repayments of unsecured notes	—	—	(350,000)
Repayments of credit facility	(58,700)	(8,200)	(4,100)
Proceeds from issuance of common stock, net	122,376	—	—
Debt issuance costs and discounts	(707)	(1,276)	(28,702)
Proceeds from exercise of stock options	15,704	9,610	10,906
Purchase of treasury stock	(1,060)	(123)	(110)
Net cash provided by financing activities	77,613	11	22,394
Effect of exchange rates on cash	1,263	(1,370)	1,292
Cash, cash equivalents and restricted cash
Net (decrease) increase for the period	(2,571)	169,577	10,165
Balance, beginning of the period	299,181	129,604	119,439
Balance, end of the period	$296,610	$299,181	$129,604

 See notes to consolidated financial statements.

	Year Ended December 31,
	2019	2018	2017
Supplemental cash disclosures
Cash paid for interest	$77,351	$81,609	$89,008
Cash paid for income tax, net of refunds	694	402	180
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$4,500	$3,657	$1,386
Accrued and unpaid placement fees added during the year	585	—	39,074
Accrued and unpaid liabilities for acquisitions	36,940	(550)	—
Transfer of leased gaming equipment to inventory	10,980	10,028	7,820
Operating lease right-of-use assets obtained in exchange for lease obligations	2,481	—	—

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock— Series A		Additional	Retained Earnings	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Treasury Stock	Equity (Deficit)
Balance, January 1, 2017	90,952	$91	$264,755	$(194,299)	$(2,109)	$(176,231)	$(107,793)
Net loss	—	—	—	(51,903)	—	—	(51,903)
Foreign currency translation	—	—	—	—	1,856	—	1,856
Stock-based compensation expense	—	—	6,411	—	—	—	6,411
Exercise of options	2,037	2	10,904	—	—	—	10,906
Restricted share vesting and withholding	131	—	—	—	—	(110)	(110)
Balance, December 31, 2017	93,120	$93	$282,070	$(246,202)	$(253)	$(176,341)	$(140,633)
Net income	—	—	—	12,356	—	—	12,356
Cumulative adjustment related to adoption of ASC 606	—	—	—	4,389	—	—	4,389
Foreign currency translation	—	—	—	—	(1,745)	—	(1,745)
Stock-based compensation expense	—	—	7,251	—	—	—	7,251
Exercise of options	1,962	2	9,608	—	—	—	9,610
Restricted share vesting and withholding	18	—	—	—	—	(123)	(123)
Balance, December 31, 2018	95,100	$95	$298,929	$(229,457)	$(1,998)	$(176,464)	$(108,895)
Net income	—	—	—	16,517	—	—	16,517
Foreign currency translation	—	—	—	—	1,179	—	1,179
Issuance of common stock in public offering, net	11,500	11	122,365	—	—	—	122,376
Stock-based compensation expense	—	—	8,167	—	—	—	8,167
Exercise of options	2,595	3	15,701	—	—	—	15,704
Restricted share vesting and withholding	298	—	—	—	—	(1,060)	(1,060)
Balance, December 31, 2019	109,493	$109	$445,162	$(212,940)	$(819)	$(177,524)	$53,988

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In this filing, we refer to: (a) our audited consolidated financial statements and notes thereto as our “Financial Statements;” (b) our audited Consolidated Statements of Operations and Comprehensive Income (Loss) as our “Statements of Operations;” and (c) our audited Consolidated Balance Sheets as our “Balance Sheets.”
1. BUSINESS
Everi Holdings Inc. (“Everi Holdings,” or “Everi”) is a holding company, the assets of which are the issued and outstanding shares of capital stock of each of Everi Payments Inc. (“Everi FinTech” or “FinTech”) and Everi Games Holding Inc., which owns all of the issued and outstanding shares of capital stock of Everi Games Inc. (“Everi Games” or “Games”). Unless otherwise indicated, the terms the “Company,” “we,” “us,” and “our” refer to Everi Holdings together with its consolidated subsidiaries.
Everi is a leading supplier of entertainment and technology solutions for the casino, interactive, and gaming industry. With a focus on both customers and players, Everi develops, sells, and leases games and gaming machines, gaming systems and services, and is an innovator and provider of core financial products and services, self-service player loyalty tools and promotion management software, and intelligence and regulatory compliance solutions. Everi’s mission is to provide casino operators with games that facilitate memorable player experiences, offer secure financial transactions for casinos and their patrons, and deliver software applications and self-service tools to improve casino operations efficiencies and fulfill regulatory compliance requirements.
Everi Holdings reports its results of operations within two operating segments: Games and FinTech.
Everi Games provides gaming operators with gaming technology products and services, including: (a) gaming machines, primarily comprising Class II and Class III slot machines, including TournEvent® machines, placed under participation or fixed-fee lease arrangements or sold to casino customers; (b) TournEvent® system software, licenses, and ancillary equipment; (c) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; (d) business-to-consumer (“B2C”) and business-to-business (“B2B”) interactive gaming activities; and (e) managing our TournEvent of Champions® national slot tournament.
Everi FinTech provides gaming operators with financial technology products and services, including: (a) services and equipment that facilitate casino patron’s self-service access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions and point-of-sale (“POS”) debit card purchase and cash access transactions; (b) check warranty services; (c) self-service player loyalty enrollment and marketing equipment, including tools and promotion management software; (d) software and services that improve credit decision making, automate cashier operations, and enhance patron marketing activities for gaming establishments; (e) equipment that provides cash access and other cash handling efficiency-related services; and (f) compliance, audit, and data solutions.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company. All intercompany transactions and balances have been eliminated in consolidation.
Business Combinations
When we acquire a business, we recognize the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill is measured and recognized as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are preliminary and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset over its estimated useful life. As a result, up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill (referred to as the measurement period). In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions, and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill, in the period of identification, if identified within the measurement period.

Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Statements of Operations.
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
For the non-Site-Funded locations, we enter into commercial arrangements with third party vendors to provide us the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay a cash usage fee based upon the target federal funds rate. Under these agreements, the currency supplied by the third-party vendors remains the sole property of these suppliers until cash is dispensed, at which time the third-party vendors obtain an interest in the corresponding settlement receivable. As the cash is an asset of these suppliers, it is therefore not reflected on our Balance Sheets. The usage fee for the cash supplied in these ATMs is included as interest expense in the Statements of Operations. Our rationale to record cash usage fees as interest expense is primarily due to the similar operational characteristics to a revolving line of credit, the fact that the fees are calculated on a financial index, and the fees are paid for access to a capital resource.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts related to our trade and other receivables and notes receivable that have been determined to have a high risk of uncollectibility. The allowance for doubtful accounts represents the Company’s best estimate of the amount of credit losses incurred. Management reviews its accounts and notes receivable on a quarterly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in our customer payment patterns, concentration, and creditworthiness when evaluating the adequacy of our allowance for doubtful accounts. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance.
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

The warranty receivables amount is recorded in trade and other receivables, net on our Balance Sheets. On a monthly basis, the Company evaluates the collectability of the outstanding balances and establishes a reserve for the face amount of the expected losses on these receivables. The warranty expense associated with this reserve is included within cost of revenues (exclusive of depreciation and amortization) on our Statements of Operations.
Inventory
Our inventory primarily consists of component parts as well as finished goods and work-in-progress. The cost of inventory includes cost of materials, labor, overhead and freight. The inventory is stated at the lower of cost or net realizable value and accounted for using the first in, first out method (“FIFO”).
Restricted Cash
Our restricted cash primarily consists of: (a) funds held in connection with certain customer agreements; (b) deposits held in connection with a sponsorship agreement; (c) WAP-related restricted funds; and (d) Internet-related cash access activities. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the statement of cash flows.

		Year Ended December 31,
	Classification on our Balance Sheets	2019	2018	2017
Cash and cash equivalents	Cash and cash equivalents	$289,870	$297,532	$128,586
Restricted cash — current	Prepaid expenses and other assets	6,639	1,548	917
Restricted cash — non-current	Other assets	101	101	101
Total		$296,610	$299,181	$129,604
Property and Equipment
Property and equipment, which includes leased assets, are stated at cost, less accumulated depreciation, and are computed using the straight-line method over the lesser of the estimated life of the related assets, generally two to five years. Player terminals and related components and equipment are included in our rental pool. The rental pool can be further delineated as “rental pool – deployed,” which consists of assets deployed at customer sites under participation arrangements, and “rental pool – undeployed,” which consists of assets held by us that are available for customer use. Rental pool – undeployed consists of previously deployed units currently back with us to be refurbished awaiting re-deployment. Routine maintenance of property, equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our Statements of Operations. Property, equipment and leased assets are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when future cash flows, on an undiscounted basis, do not exceed the carrying value of the asset.
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

Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The annual impairment test is completed using either: a qualitative “Step 0” assessment based on reviewing relevant events and circumstances; or a quantitative “Step 1” assessment, which determines the fair value of the reporting unit, using both an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. If the fair value of a reporting unit is less than its carrying amount, we will use the “Step 1” assessment to determine the impairment.
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
Our reporting units are identified as operating segments or one level below. Reporting units must: (a) engage in business activities from which they earn revenues and incur expenses; (b) have operating results that are regularly reviewed by our segment management to ascertain the resources to be allocated to the segment and assess its performance; and (c) have discrete financial information available. As of December 31, 2019, our reporting units included: Games, Cash Access Services, Kiosk Sales and Service, Central Credit Services, Compliance Sales and Services, and Player Loyalty Sales and Services.
Other Intangible Assets
Other intangible assets are stated at cost, less accumulated amortization, and are computed primarily using the straight-line method. Other intangible assets consist primarily of: (a) customer contracts (rights to provide Games and FinTech services to gaming establishment customers), developed technology, trade names and trademarks, and contract rights acquired through business combinations; and (b) capitalized software development costs. Customer contracts require us to make renewal assumptions, which impact the estimated useful lives of such assets. Capitalized software development costs require us to make certain judgments as to the stages of development and costs eligible for capitalization. Capitalized software costs placed in service are amortized over their useful lives, generally not to exceed five years. We review intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or market price of the asset, a significant adverse change in legal factors or business climate that could affect the value of an asset, or a current period operating or cash flow loss combined with a history of operating or cash flow losses. We group intangible assets for impairment analysis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of definite lived intangible assets is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset, on an undiscounted basis and without interest or taxes. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
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

Revenue Recognition
Overview
The Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018 using the modified retrospective method. The reported results for the years ended December 31, 2019 and 2018 reflect the application of ASC 606, while the reported results for the year ended December 31, 2017 were prepared under ASC Topic 605, Revenue Recognition (“ASC 605”). In addition, certain of our revenue streams are recognized based on the criteria set forth in ASC 842, Leases (“ASC 842”).
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
We evaluate the composition of our revenues to ensure compliance with SEC Regulation S-X Section 210.5-3, which requires us to separately present certain categories of revenues that exceed the quantitative threshold on our Statements of Operations.
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
Contract Combinations - Multiple Promised Goods and Services
Our contracts may include various performance obligations for promises to transfer multiple goods and services to a customer, especially since our Games and FinTech businesses may enter into multiple agreements with the same customer that meet the criteria to be combined for accounting purposes under ASC 606. When this occurs, a Stand-Alone Selling Price (“SSP”) will be determined for each performance obligation in the combined arrangement, and the consideration will be allocated between the respective performance obligations. The SSP of our goods and services is generally determined based on observable prices, an adjusted market assessment approach, or an expected cost plus margin approach. We utilize a residual approach only when the SSP for performance obligations with observable prices has been established and the remaining performance obligation in the contract with a customer does not have an observable price as it is uncertain or highly variable and, therefore, is not discernible. We use our judgment to analyze the nature of the promises made and determine whether each is distinct or should be combined with other promises in the contract based on the level of integration and interdependency between the individual deliverables.
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
Costs to Acquire a Contract with a Customer
We typically incur incremental costs to acquire customer contracts in the form of sales commissions; however, because the expected benefit from these contracts is one year or less, we expense these amounts as incurred.

Contract Balances
Since our contracts may include multiple performance obligations, there is often a timing difference between cash collections and the satisfaction of such performance obligations and revenue recognition. Such arrangements are evaluated to determine whether contract assets and liabilities exist. We generally record contract assets when the timing of cash collections differs from when revenue is recognized due to contracts containing specific performance obligations that are required to be met prior to a customer being invoiced. We generally record contract liabilities when cash is collected in advance of us satisfying performance obligations, including those that are satisfied over a period of time. Balances of our contract assets and contract liabilities may fluctuate due to timing of cash collections.
The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	Year Ended December 31,
	2019	2018
Contract assets (1)
Balance at January 1	$11,310	$8,433
Balance at December 31	15,408	11,310
Increase	$4,098	$2,877
Contract liabilities (2)
Balance at January 1 — short-term	$14,661	$11,951
Balance at January 1 — long-term	809	446
Total	15,470	12,397
Balance at December 31 — short-term	29,150	14,661
Balance at December 31 — long-term	354	809
Total	29,504	15,470
Increase	$14,034	$3,073
(1) The current portion of contract assets is included within trade and other receivables, net and the non-current portion is included within other receivables in our Balance Sheets.
(2) The current portion of contract liabilities is included within accounts payable and accrued expenses, and the non-current portion is included within other accrued expenses and liabilities in our Balance Sheets.
We recognized approximately $14.2 million and $11.4 million in revenue that was included in the beginning contract liability balance during 2019 and 2018, respectively.
Games Revenues
Our products and services include electronic gaming devices, such as Native American Class II offerings and other electronic bingo products, Class III slot machine offerings, VLTs, B2C and B2B interactive gaming activities, accounting and central determinant systems, and other back office systems. We conduct our Games segment business based on results generated from the following major revenue streams: (a) Gaming Operations; (b) Gaming Equipment and Systems; and (c) Gaming Other.
Gaming Operations
We primarily provide: (a) leased gaming equipment, both Class II and Class III offerings, on a participation or a daily fixed-fee basis, including standard games and hardware and premium games and hardware, inclusive of local-area progressive, wide-area progressive (“WAP”), and TournEvent® machines; (b) accounting and central determinant systems; and (c) interactive gaming activities. We evaluate the recognition of lease revenues based on criteria set forth in ASC 842. Under these arrangements, we retain ownership of the machines installed at customer facilities. We recognize recurring rental income over time based on a percentage of the net win per day generated by the leased gaming equipment or a daily fixed-fee based on the timing services are provided. Such revenues are generated daily and are limited to the lesser of the net win per day generated by the leased gaming equipment or the fixed daily fee and the lease payments that have been collected from the lessee. Gaming operations revenues generated by leased gaming equipment deployed at sites under placement fee agreements give rise to contract rights, which are amounts recorded to intangible assets for dedicated floor space resulting from such agreements. The gaming operations revenues generated by these arrangements are reduced by the accretion of contract rights, which represents the related amortization of the contract rights recorded in connection with such agreements. Gaming operations lease revenues accounted for under ASC 842 are generally short-term in nature with payment terms ranging from 30 to 90 days. We recognized $143.2 million, $136.6 million, and $126.1 million in lease revenues for the years ended December 31, 2019, 2018, and 2017, respectively.
Gaming operations revenues include amounts generated by WAP systems, which are recognized under ASC 606. WAP consists of linked slot machines located in multiple casino properties that are connected to a central system. WAP-based gaming machines have a progressive jackpot administered by us that increases with every wager until a player wins the top award combination. Casino operators pay us a percentage of the coin-in (the total amount wagered), a percentage of net win, or a combination of both for services related to the design, assembly, installation, operation, maintenance, administration, and marketing of the WAP offering. The gaming operations revenues with respect to WAP machines represent a separate performance obligation and we transfer control and recognize revenue over time based on a percentage of the coin-in, a percentage of net win, or a combination of both, based on the timing services are provided. These arrangements are generally short-term in nature with a majority of invoices payable within 30 to 90 days. Such revenues are presented in the Statements of Operations, net of the jackpot expense, which are composed of incremental amounts funded by a portion of coin-in from the players. At the time a jackpot is won by a player, an additional jackpot expense is recorded in connection with the base seed amount required to fund the minimum level as set forth in the WAP arrangements with the casino operators.
Gaming operations also include revenues generated under our arrangement to provide the New York State Gaming Commission (the “NYSGC”) with a central determinant monitoring and accounting system for the VLTs in operation at licensed State of New York gaming facilities. Pursuant to our agreement with the NYSGC, we receive a portion of the network-wide net win (generally, cash-in less prizes paid) per day in exchange for provision and maintenance of the central determinant system and recognize revenue over time, based on the timing services are provided. We also provide the central determinant system technology to Native American tribes in other licensed jurisdictions, for which we receive a portion of the revenue generated from the VLTs connected to the system. These arrangements are generally short-term in nature with payments due monthly.
Gaming operations revenues include amounts generated by our interactive offering comprised of B2C and B2B activities. Our B2C operations offer games directly to consumers for play with virtual currency, which can be purchased through our web and mobile applications. Control transfers, and we recognize revenues from player purchases of virtual currency as it is consumed for game play, which is based on a historical data analysis. Our B2B operations provide games to our business customers, including both regulated real money and social casinos, which offer the games to consumers on their apps. Our B2B arrangements primarily provide access to our game content, and revenue is recognized over time as the control transfers upon our business partners’ daily access to such content based on either a flat fee or revenue share arrangements with the social and regulated real money casinos, based on the timing services are provided.
Gaming Equipment and Systems
Gaming equipment and systems revenues are derived from the sale of some combination of: (a) gaming equipment and player terminals, including TournEvent® machines; (b) game content; (c) license fees; and (d) ancillary equipment, such as signage and lighting packages. Such arrangements are predominately short-term in nature with payment terms ranging from 30 to 180 days, and with certain agreements providing for extended payment terms up to 39 months. Each contract containing extended payment terms over a period of 12 months is evaluated for the presence of a financing component; however, our contracts generally do not contain a financing component that has been determined to be significant to the contract. Distinct and thus, separately identifiable performance obligations for gaming equipment and systems arrangements include gaming equipment, player terminals, content, system software, license fees, ancillary equipment, or various combinations thereof. Gaming equipment and systems revenues are recognized at a point in time when control of the promised goods and services transfers to the customer, which is generally upon shipment or delivery pursuant to the terms of the contract. The performance obligations are generally satisfied at the same time or within a short period of time.
Gaming Other
Gaming other revenues are generated from fees paid by casino customers that participate in our TournEvent of Champions® national slot tournament. Casinos, in partnership with Everi, host slot tournaments, in which winners of the local and regional tournaments throughout the year then participate in a national tournament that results in the determination of a final champion. Revenues are recognized as earned over a period of time, based on the timing services are provided. These arrangements are generally short-term in nature with payment terms ranging from 30 to 90 days.

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
Equipment
Equipment revenues are derived from the sale of our cash access and loyalty kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet definition of a sales type or direct financing lease which are accounted for under ASC 842. Revenues are recognized at a point in time when control of the promised goods and services transfers to the customer generally upon shipment or delivery pursuant to the terms of the contract. The sales contracts are generally short-term in nature with payment terms ranging from 30 to 90 days, while certain agreements provide for extended payment terms of up to 60 months. Each contract containing extended payment terms over a period of 12 months is evaluated for the presence of a financing component; however, our contracts generally do not contain a financing component that has been determined to be significant to the contract. The cash access kiosk and related equipment sales contracts accounted for under ASC 842 were approximately $2.6 million in aggregate revenue for the year ended December 31, 2019. We did not have any cash access kiosk and related equipment sales transactions that qualified for sales type lease accounting treatment in 2018 or 2017.
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
Our software represents a functional right-to-use license, and the revenues are recognized as earned at a point in time. Subscription services are recognized over a period of time using an input method based on time elapsed as we transfer the control ratably by providing a stand-ready service. Professional services, training, and other revenues are recognized over a period of time as services are provided, thereby reflecting the transfer of control to the customer.

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
Advertising, Marketing, and Promotional Costs
We expense advertising, marketing, and promotional costs as incurred. Total advertising, marketing, and promotional costs, included in operating expenses in the Statements of Operations, were $5.0 million, $3.4 million, and $1.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Research and Development Costs
We conduct research and development activities for both our Games and FinTech segments. Our Gaming research and development activities are primarily to develop gaming systems, game engines, casino data management systems, central determination and other electronic bingo-outcome determination systems, video lottery outcome determination systems, gaming platforms and gaming content, and to enhance our existing product lines. Our FinTech research and development activities are primarily to develop: (a) payments products, systems, and related capabilities such as security, encryption, and business rule engines that deliver differentiated patron experiences and integrate with our other products; (b) compliance products that increase efficiencies, profitability, enhance employee/patron relationships, and meet regulatory reporting requirements; and (c) loyalty products, systems, and features that attract, engage, and retain patrons in more intuitive and contextual ways than our competition.
Research and development costs consist primarily of salaries and benefits, consulting fees, certification and testing fees. Once the technological feasibility has been established, the project is capitalized until it becomes available for general release.
Research and development costs were $32.5 million, $20.5 million, and $18.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.
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
Our deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in our Financial Statements or income tax returns. Deferred tax assets and liabilities are determined based upon differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on the income tax provision or benefit and deferred tax assets and liabilities for a change in rates is recognized in the Statements of Operations in the period that includes the enactment date.
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
We also follow generally accepted accounting principles (“GAAP”) to account for uncertainty in income taxes as recognized in our Financial Statements. The accounting standard creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in our Financial Statements. The standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
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
Employee Benefits Plan
The Company provides a 401(k) Plan that allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, the Company matches a percentage of these employee contributions (as defined in the plan document). Expenses related to the matching portion of the contributions to the 401(k) Plan were $2.6 million, $2.2 million, and $2.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of December 31, 2019 and December 31, 2018, the fair value of notes receivable, net, approximated the carrying value due to contractual terms of trade and loans receivable generally being under 24 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
December 31, 2019
Term loan	2	$753,494	$749,000
Senior unsecured notes	2	$401,738	$375,000
December 31, 2018
Term loan	2	$784,479	$807,700
Senior unsecured notes	2	$354,863	$375,000
The term loan and senior unsecured notes were reported at fair value using Level 2 inputs based on quoted market prices for these securities.
Foreign Currency Translation
Foreign currency denominated assets and liabilities for those foreign entities for which the local currency is the functional currency are translated into U.S. dollars based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations are included as a component of other comprehensive income on the Statements of Operations. Translation adjustments on intercompany balances of a long-term investment nature are recorded as a component of accumulated other comprehensive loss on our Balance Sheets.

Use of Estimates
We have made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes in conformity with GAAP. The actual results may differ from these estimates.
Earnings Applicable to Common Stock
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the effect of potential common stock resulting from assumed stock option exercises and vesting of restricted stock unless it is anti-dilutive. To the extent we report a net loss from continuing operations in a particular period, no potential dilution from the application of the treasury stock method would be applicable.
Stock-Based Compensation
Stock-based compensation results in a cost that is measured at fair value on the grant date of an award. Generally, we issue grants that are classified as equity awards. However, if we issue grants that are considered liability awards, they are remeasured at fair value at the end of each reporting period until settlement with changes being recognized as stock-based compensation cost and a corresponding adjustment recorded to the liability, either immediately or during the remaining service period depending on the vested status of the award. Generally, with respect to stock option award granted under our plans, they expire 10 years from the date of grant with the exercise price based on the closing market price of our common stock on the date of the grant.
Our time-based stock option awards are measured at fair value on the grant date using the Black Scholes model. Our restricted stock awards, restricted stock units, and performance-based stock units are measured at fair value based on the closing stock price on the grant date. The stock-based compensation cost is recognized on a straight-line basis over the vesting period of the awards.
Our market-based option awards granted in 2017 under our 2014 Plan (defined herein) and 2012 Plan (defined herein) vest at a rate of 25% per year on each of the first four anniversaries of the grant date, provided that as of the vesting date for each vesting tranche, the closing price of the Company’s shares on the New York Stock Exchange is at least a specified price hurdle, defined as a 25% premium for 2017 to the closing stock price on the grant date. If the price hurdle is not met as of the vesting date for a vesting tranche, then the vested tranche shall vest and become vested shares on the last day of a period of 30 consecutive trading days during which the closing price is at least the price hurdle.
The market-based option awards are measured at fair value on the grant date using a lattice model based on the median time horizon from the date of grant for these options to the vesting date for those paths that achieved the target threshold(s). The stock-based compensation cost is recognized on a straight-line basis over the median vesting periods calculated under such valuation model.
Forfeiture amounts are estimated at the grant date for stock awards and are updated periodically based on actual results, to the extent they differ from the estimates.
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
Recent Accounting Guidance
Recently Adopted Accounting Guidance
On January 1, 2019, we adopted ASU No. 2018-07, which expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees are substantially aligned. The adoption of this ASU did not have a material impact on our Financial Statements.

On January 1, 2019, we adopted ASU No. 2018-02, which provides an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (or portion thereof) is recorded. The adoption of this ASU did not have a material impact on our Financial Statements.
On January 1, 2019, we adopted the new lease accounting guidance, ASC 842. The guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a lease ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. We made an accounting policy election where leases that are 12 months or less and do not include an option to purchase the underlying asset are not recorded on the balance sheet, similar to the operating lease accounting under ASC 840. We adopted the guidance using a modified retrospective approach utilizing the transition relief expedient method, whereby we continue to apply existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption, rather than in the earliest period presented without adjusting historical financial statements. We elected the package of practical expedients permitted under the transition guidance within the new guidance that allowed us to carry forward the historical lease classification. Information related to leases as of December 31, 2019 is presented under Topic 842, while prior period amounts are not adjusted and continue to be reported under legacy guidance in Topic 840.
The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.
We have provided additional information with respect to the new guidance in “Note 3 — Leases.”
Recent Accounting Guidance Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12 simplifying the accounting for income taxes by removing specific exceptions to the general principles in Topic 740. It also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The new standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of adopting this guidance on our Financial Statements.
In August 2018, the FASB issued ASU No. 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of adopting this guidance on our Financial Statements; however, we do not expect it to be material.
In June 2016, the FASB issued ASU No. 2016-13, which provides updated guidance on how an entity should measure credit losses on financial instruments. Subsequently, in November 2018 the FASB issued ASU No. 2018-19, which clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20, but should rather be accounted for in accordance with ASC 842. The new standard and related amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance is expected to be applied using a modified retrospective approach for the cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This guidance replaces the current incurred loss measurement methodology with a current expected credit loss measurement methodology over the lifetime of the receivables. This guidance primarily impacts our trade and other receivables, including those related to revenues from contracts with customers that may contain contract assets with respect to performance obligations that are satisfied for which the customers have not yet been invoiced. We have completed our assessment of the anticipated impact of adopting this guidance from a segment management perspective, and our operations are not expected to be significantly impacted, both for short- and long-term accounts receivable: (a) Our FinTech business acts as a merchant of record for settlement transactions for our cash access related customers wherein cash is held by the Company; therefore, we generally have the ability to withhold the necessary funds from customers to satisfy the outstanding receivables associated with equipment, information and other products and services; and (b) Our Games business sells electronic gaming machines (“EGMs”) to gaming establishments on a relatively short-term basis and collections are reasonably certain based on historical experience. Furthermore, the material portion of long-term loans receivables balance is fully collaterized, and therefore, does not represent a risk of credit loss. We intend to adopt this guidance using a modified retrospective approach, however, we do not anticipate there being an adjustment to record in connection with implementing this guidance.
As of December 31, 2019, other than what has been described above, we do not anticipate recently issued accounting guidance to have a significant impact on our consolidated financial statements.

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
Operating lease ROU assets and liabilities are recognized based on the present value of minimum lease payments over the expected lease term at commencement date. Lease expense is recognized on a straight-line basis over the expected lease term. Our lease arrangements have both lease and non-lease components, and we have elected the practical expedient to account for the lease and non-lease elements as a single lease.
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
Lessee
We enter into operating lease agreements for real estate purposes that generally consist of buildings for office space and warehouses for manufacturing purposes. Certain of our lease agreements consist of rental payments that are periodically adjusted for inflation. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. Our lease agreements do not generally provide explicit rates of interest; therefore, we use our incremental collateralized borrowing rate, which is based on a fully collateralized and fully amortizing loan with a maturity date the same as the length of the lease that is based on the information available at the commencement date to determine the present value of lease payments. Leases with an expected term of 12 months or less (short-term) are not accounted for on our Balance Sheets.
Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At December 31, 2019
Assets
Operating lease ROU assets	Other assets, non-current	$12,257
Liabilities (1)
Current operating lease liabilities	Accounts payable and accrued expenses	$5,824
Non-current operating lease liabilities	Other accrued expenses and liabilities	$9,628
(1) The amount of operating lease liabilities recorded on our Balance Sheets upon the adoption of ASC 842 was approximately $18.0 million.

Supplemental cash flow information related to leases is as follows (in thousands):

Year Ended
December 31, 2019
Cash paid for long- and short-term operating leases	$7,692
Operating lease ROU assets obtained in exchange for lease obligations (1)	$16,533
(1)  The amounts include approximately $13.6 million of operating lease ROU assets obtained in exchange for existing lease obligations due to the adoption of ASC 842 (net of operating lease terminations occurring in 2019 in the amount of approximately $0.5 million), and approximately $2.5 million of operating lease ROU assets obtained in exchange for new lease obligations entered into during the year ended December 31, 2019. The amounts exclude amortization for the period.
Other information related to lease terms and discount rates is as follows:

At December 31, 2019
Weighted average remaining lease term (in years)	2.96
Weighted average discount rate	5.25%
Components of lease expense are as follows (in thousands):

Year Ended
December 31, 2019
Lease Cost:
Operating lease cost (1)	$4,907
Variable lease cost	$1,619
(1)  The amount includes approximately $4.3 million in non-cash lease expense.

Maturities of lease liabilities are summarized as follows as of December 31, 2019 (in thousands):

Year ending December 31,	Amount
2020	$6,473
2021	5,296
2022	2,996
2023	1,400
2024	432
Thereafter	72
Total future minimum lease payments	$16,669
Amount representing interest	1,217
Present value of future minimum lease payments	$15,452
Current operating lease obligations	5,824
Long-term lease obligations	$9,628
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under ASC 840, the previous lease accounting guidance, maturities of lease liabilities were as follows as of December 31, 2018 (in thousands):

Year ending December 31,	Amount
2019	$5,570
2020	5,680
2021	4,598
2022	2,799
2023	1,074
Thereafter	—
Total future minimum lease payments	$19,721
Lessor
We generate lease revenues primarily from our gaming operations activities, and the majority of our leases are month-to-month leases. Under these arrangements, we retain ownership of the EGMs installed at customer facilities. We receive recurring revenues based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. Such revenues are generated daily and are limited to the lesser of the net win per day generated by the leased gaming equipment or the fixed daily fee and the lease payments that have been collected from the lessee. Certain of our leases have terms and conditions with options for a lessee to purchase the underlying assets. Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for further discussion of lease revenues. The cost of property and equipment the Company is leasing to third-parties as of December 31, 2019 is approximately $196.6 million, which includes accumulated depreciation of approximately $106.9 million.
In addition, we generated lease revenue from sales-type leases in the FinTech segment in the amount of approximately $2.6 million for the year ended December 31, 2019. Our interest income recognized in connection with sales-type leases is immaterial.
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At December 31, 2019
Assets
Net investment in sales-type leases — current	Trade and other receivables, net	$874
Net investment in sales-type leases — non-current	Other receivables	$1,288

4. BUSINESS COMBINATIONS
The following is a summary of business combinations completed during the year ended December 31, 2019.
Atrient, Inc.
On March 8, 2019, we acquired certain assets of Atrient, Inc. (“Atrient,” the “Seller”), a privately held company that develops and distributes hardware and software applications to gaming operators to enhance gaming patron loyalty, pursuant to an asset purchase agreement. This acquisition includes existing contracts with gaming operators, technology, and intellectual property that allow us to provide gaming operators with self-service enrollment, player loyalty and marketing equipment, a mobile application to offer a gaming operator’s patrons additional flexibility in accessing casino promotions, and a marketing platform that manages and delivers a gaming operator’s marketing programs through these patron interfaces. This acquisition expands our financial technology solutions offerings within our FinTech segment. Under the terms of the asset purchase agreement, we paid the Seller $20.0 million at the closing of the transaction and will pay an additional $10.0 million one year following the closing and another $10.0 million two years following the date of closing. In addition, we expect that an additional $10.0 million in contingent consideration will be earned by the Seller based upon the achievement of certain revenue targets over the first two years post-closing. We expect the total consideration for this acquisition, inclusive of the contingent consideration, to be approximately $50.0 million.
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
The transaction was recorded using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed are recognized at their respective fair values as of the closing date of the transaction. The excess of the fair value of the purchase consideration over those fair value amounts was recorded as goodwill, which will be amortized over a period of 15 years for tax purposes. The goodwill recognized is primarily attributable to the income potential from the expansion of our footprint in the gaming space by enhancing our existing financial technology solution portfolio to add new touch-points for gaming patrons at customer locations and a new player loyalty and marketing-focused business line, assembled workforce, among other strategic benefits.

The information below summarizes the amounts of identifiable assets acquired and liabilities assumed, which reflects an adjustment of approximately $0.3 million from the preliminary allocation completed as of the closing date of the transaction. The adjustment related to the provisional amounts recognized for certain receivables, inventory, and liabilities for which we have subsequently obtained and evaluated more detailed information than what existed as of the closing date of the transaction (in thousands):

Amount
Current assets	$3,146
Property and equipment, net	8
Goodwill	33,182
Other intangible assets, net	14,200
Other assets	239
Total assets	50,775
Accounts payable and accrued expenses	(3,085)
Other accrued expenses and liabilities	(134)
Total liabilities	(3,219)
Net assets acquired	$47,556
Receivables acquired of approximately $1.8 million were short-term in nature and considered to be collectible, and therefore, the carrying amounts of these assets were determined to represent their fair values. Inventory acquired of approximately $1.3 million consisted of raw materials and finished goods and was fair valued based on the estimated net realizable value of these assets. Property and equipment acquired were not material in size or scope, and the carrying amounts of these assets represented their fair values. The operating lease ROU assets of approximately $0.2 million, which are included in other assets in our Balance Sheets, were recorded at their fair values based on the present value of future lease payments discounted in accordance with the policy disclosed in “Note 3 — Leases.”
Other intangible assets acquired of approximately $14.2 million were comprised of customer contracts and developed technology. The fair value of customer contracts of approximately $9.2 million was determined by applying the income approach utilizing the excess earnings methodology using Level 3 inputs in the hierarchy with a discount rate utilized of 17%. The fair value of developed technology of approximately $5.0 million was determined by applying the income approach utilizing the relief from royalty methodology using Level 3 inputs with a royalty rate of 15% and a discount rate utilized of 18%.
The following table summarizes acquired intangible assets (dollars in thousands):

	Useful Life (Years)	Estimated Fair Value
Other Intangible Assets
Developed technology	3	$5,000
Customer contracts	5	9,200
Total other intangible assets		$14,200
The financial results included in our Statements of Operations since the acquisition date and for the year ended December 31, 2019 reflected revenues of approximately $16.0 million and net income of approximately $3.9 million. We incurred acquisition-related costs of approximately $0.2 million for the year ended December 31, 2019.
Micro Gaming Technologies, Inc.
On December 24, 2019, we acquired certain assets of Micro Gaming Technologies, Inc. (“MGT”), a privately held company that develops and distributes kiosks and software applications to gaming patrons to enhance patron loyalty, in an asset purchase agreement. The acquired assets consist of existing contracts with gaming operators, technology, and intellectual property intended to allow us to provide gaming operators with self-service patron loyalty functionality delivered through stand-alone kiosk equipment and a marketing platform that manages and delivers gaming operators marketing programs through these patron interfaces. This acquisition further expands our financial technology player loyalty offerings within our FinTech segment. Under the terms of the asset purchase agreement, we paid MGT $15.0 million at the closing of the transaction and we will remit an additional $5.0 million by April 1, 2020 with a final payment of $5.0 million two years following the date of closing. We expect the total consideration for this acquisition to be approximately $25.0 million. The acquisition did not have a significant impact on our results of operations or financial condition.

The total purchase consideration for certain assets of MGT was as follows (in thousands):

Amount
Purchase consideration
Cash consideration paid at closing	$15,000
Cash consideration to be paid in subsequent periods (at fair value)	9,514
Total cash consideration	$24,514
Cash consideration is comprised of a short-term component that is recorded in accounts payable and accrued expenses and a long-term component payable within two years recorded in other accrued expenses and liabilities of our Balance Sheets.
The transaction was recorded using the acquisition method of accounting, as described above, and the goodwill will be amortized over a period of 15 years for tax purposes. The goodwill recognized is primarily attributable to the income potential from further expansion of our footprint in the gaming space and from enhancement of our financial technology player loyalty offerings and marketing-focused business line, assembled workforce, among other strategic benefits.
The estimates and assumptions incorporated included the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as the Company finalizes its purchase price accounting. The significant items for which a final fair value has not been determined include, but are not limited to: the valuation and estimated useful lives of intangible assets, contract liabilities, including deferred and unearned revenues, and deferred income taxes. We do not expect our fair value determinations to materially change; however, there may be differences between the amounts recorded at the closing date of the transaction and the final fair value analysis, which we expect to complete no later than the fourth quarter of 2020.
The information below reflects the preliminary amounts of identifiable assets acquired and liabilities assumed as of the closing date of the transaction (in thousands):

Amount
Current assets	$2,926
Property and equipment, net	25
Goodwill	7,888
Other intangible assets, net	16,600
Other assets	1,853
Total assets	29,292
Accounts payable and accrued expenses	(3,257)
Other accrued expenses and liabilities	(1,521)
Total liabilities	(4,778)
Net assets acquired	$24,514
Receivables acquired of approximately $2.8 million were short-term in nature and considered to be collectible, and therefore, the carrying amounts of these assets were determined to represent their fair values. We did not acquire a material amount of inventory. Property and equipment and other assets acquired were not material in size or scope, and the carrying amounts of these assets represented their fair values. The operating lease ROU assets of approximately $1.8 million, which are included in other assets in our Balance Sheets, were recorded at their fair values based on the present value of future lease payments discounted in accordance with the policy disclosed in “Note 3 — Leases.”
Other intangible assets acquired of approximately $16.6 million were comprised of customer contracts, developed technology, and non-compete agreements. The fair value of customer contracts of approximately $11.6 million was determined by applying the income approach utilizing the excess earnings methodology using Level 3 inputs with a discount rate utilized of 23%. The fair value of developed technology of approximately $4.4 million was determined by applying the income approach utilizing the relief from royalty methodology with a royalty rate of 15% and a discount rate utilized of 24%. The fair value of non-compete agreements of approximately $0.6 million was determined by applying the income approach utilizing the with and without methodology with a discount rate of 23%.

The following table summarizes acquired intangible assets (dollars in thousands):

	Useful Life (Years)	Estimated Fair Value
Other Intangible Assets
Customer contracts	8	$11,600
Developed technology	3	4,400
Non-compete agreements	3	600
Total other intangible assets		$16,600
The financial results included in our Statements of Operations since the acquisition date and for the year ended December 31, 2019 reflected revenues of approximately $0.2 million and a net result that was break even. We incurred MGT acquisition-related costs of approximately $0.1 million for the year ended December 31, 2019.
The unaudited pro forma financial data with respect to the revenue and earnings on a consolidated basis as if the Atrient and MGT acquisitions occurred on January 1, 2018 included revenues of approximately $550.8 million and $496.6 million and net income of approximately $16.4 million and $13.0 million for the years ended December 31, 2019 and 2018, respectively.
5. FUNDING AGREEMENTS
Commercial Cash Arrangements
We have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Operations, were $7.2 million, $7.0 million, and $4.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balances of ATM cash utilized by us from the third parties were approximately $292.6 million and $224.7 million as of December 31, 2019 and 2018, respectively.
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
We are responsible for losses of cash in the ATMs under this agreement, and we self-insure for this type of risk. There were no material losses for the years ended December 31, 2019, 2018, and 2017.
Site-Funded ATMs
We operate ATMs at certain customers’ gaming establishments where the gaming establishment provides the cash required for the ATMs’ operational needs. We are required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability included within settlement liabilities in the accompanying Balance Sheets was approximately $157.3 million and $249.6 million as of December 31, 2019 and 2018, respectively.
Everi-Funded ATMs
We enter into agreements with international customers for certain of our ATMs whereby we provide the cash required to operate the ATMs. We supplied approximately $5.5 million and $4.8 million of our cash for these ATMs at December 31, 2019 and 2018, respectively, which represents an outstanding balance under such agreements at the end of the period. Such amounts are reported within settlement receivables line on our Balance Sheets.

Pre-funded Cash Access Agreements
Due to regulatory requirements in certain jurisdictions, some international gaming establishments require pre-funding of cash to cover the outstanding settlement amounts in order for us to provide cash access services to their properties. We enter into agreements with these gaming operators for which we supply our cash access services to their properties. Under these agreements, we maintain sole discretion to either continue or cease operations as well as discretion over the amounts pre-funded to the properties and may request amounts to be refunded to us, with appropriate notice to the operator, at any time. The initial pre-funded amounts and subsequent amounts from the settlement of transactions are deposited into a bank account that is to be used exclusively for cash access services, and we maintain the right to monitor the transaction activity in that account. The total amount of pre-funded cash outstanding was approximately $6.3 million and $6.1 million at December 31, 2019 and 2018, respectively, and is included in prepaid expenses and other assets line on our Balance Sheets.
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
The balance of trade and other receivables consisted of the following (in thousands):

	At December 31,
	2019	2018
Trade and other receivables, net
Games trade and loans receivables	$55,457	$53,011
FinTech trade and loans receivables	35,325	18,890
Insurance settlement receivable (1)	7,650	—
Other receivables	3,977	1,333
Net investment in sales-type leases (2)	2,162	—
Total trade and other receivables, net	$104,571	$73,234
Non-current portion of receivables
Games trade and loans receivables	(2,117)	(2,922)
FinTech trade and loans receivables	(13,256)	(5,925)
Net investment in sales-type leases (2)	(1,288)	—
Total non-current portion of receivables	$(16,661)	$(8,847)
Total trade and other receivables, current portion	$87,910	$64,387
(1) Refer to “Note 13 — Commitments and Contingencies” for a discussion on the insurance settlement receivable.
(2) Refer to “Note 3 — Leases” for a discussion on net investment in sales-type leases recorded on the Balance Sheets as a result of the implementation of ASC 842.
At least quarterly, we evaluate the collectability of the outstanding balances and establish a reserve for the amount of the expected losses on our receivables. The allowance for doubtful accounts for trade receivables was approximately $5.8 million and $6.4 million as of December 31, 2019 and 2018, respectively, and included approximately $4.9 million and $3.2 million of check warranty reserves, respectively. The provision for doubtful customer accounts receivables is generally included within operating expenses in the Statements of Operations.

A summary activity of the reserve for check warranty losses is as follows (in thousands):

Amount
Balance, December 31, 2016	$2,695
Warranty expense provision	9,418
Charge-offs against reserve	(9,404)
Balance, December 31, 2017	2,709
Warranty expense provision	9,819
Charge-offs against reserve	(9,366)
Balance, December 31, 2018	3,162
Warranty expense provision	14,751
Charge-offs against reserve	(13,012)
Balance, December 31, 2019	$4,901

7. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress, and finished goods. The cost of inventory includes cost of materials, labor, overhead, and freight, and is accounted for using the FIFO method. The inventory is stated at the lower of cost or net realizable value.
Inventory consisted of the following (in thousands):

	At December 31,
	2019	2018
Inventory
Component parts, net of reserves of $2,007 and $1,468 at December 31, 2019 and December 31, 2018, respectively	$24,864	$23,197
Work-in-progress	94	280
Finished goods	1,616	926
Total inventory	$26,574	$24,403

8. PREPAID AND OTHER ASSETS
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
The balance of the current portion of prepaid and other assets consisted of the following (in thousands):

	At December 31,
	2019	2018
Prepaid expenses and other assets
Prepaid expenses	$11,272	$8,351
Deposits	8,501	8,241
Restricted cash(1)	6,639	1,548
Other	1,484	2,119
Total prepaid expenses and other assets	$27,896	$20,259
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for discussion on the composition of the restricted cash balance.

The balance of the non-current portion of other assets consisted of the following (in thousands):

	At December 31,
	2019	2018
Other assets
Operating lease ROU assets(1)	$12,257	$—
Prepaid expenses and deposits	7,378	5,289
Debt issuance costs of revolving credit facility	460	654
Other	244	309
Total other assets	$20,339	$6,252
(1) Refer to “Note 3 — Leases” for discussion on operating lease ROU assets recorded on the Balance Sheets as a result of the implementation of ASC 842.
9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		At December 31, 2019			At December 31, 2018
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-4	$196,571	$106,888	$89,683	$183,309	$105,038	$78,271
Rental pool - undeployed	2-4	31,901	22,970	8,931	23,825	14,680	9,145
FinTech equipment	3-5	29,947	22,114	7,833	27,285	21,000	6,285
Leasehold and building improvements	Lease Term	11,815	8,150	3,665	11,857	6,938	4,919
Machinery, office, and other equipment	2-5	48,860	30,103	18,757	46,322	28,654	17,668
Total		$319,094	$190,225	$128,869	$292,598	$176,310	$116,288
Depreciation expense related to property and equipment totaled approximately $63.2 million, $61.2 million, and $47.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.
10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for a description of how we account for goodwill, and how we measure goodwill for impairment.
Goodwill Testing
For the goodwill impairment test conducted in 2019, we utilized the “Step 1” approach, which required a comparison of the carrying amount of each reporting unit to its estimated fair value. To estimate the fair value of our reporting units, we used a combination of an income valuation approach and a market valuation approach. The income valuation approach is based on a discounted cash flow (“DCF”) analysis. This method involves estimating the after-tax net cash flows attributable to a reporting unit and then discounting the after-tax net cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including, but not limited to: appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The projected cash flows are based on our most recent annual budget and projected years thereafter. Our budgets and projected after tax net cash flows are based on estimates of future growth rates. We believe our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future after tax net cash flow projections used in the DCF are based on estimates of the weighted average cost of capital (“WACC”) of market participants relative to each respective reporting unit. The market valuation approach considers comparable market data based on multiples of revenue or earnings before interest, taxes, depreciation, and amortization (“EBITDA”). If the fair value of a reporting unit is less than its carrying amount, an impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the fair value of that goodwill is recorded.

We had approximately $681.6 million and $640.5 million of goodwill on our Balance Sheets as of December 31, 2019 and 2018, respectively, resulting from acquisitions of other businesses.
In connection with our annual goodwill impairment testing process for 2019 and 2018, we determined that no impairment adjustments were necessary. The fair value exceeded the carrying amount for each of the reporting units.
The changes in the carrying amount of goodwill are as follows (in thousands):

	Games	Cash Access Services	Kiosk Sales and Services	Central Credit Services	Compliance Sales and Services	Player Loyalty Sales and Services	Total
Goodwill
Balance, December 31, 2017	$449,041	$157,098	$5,745	$17,127	$11,578	$—	$640,589
Foreign translation adjustment	—	(52)	—	—	—	—	(52)
Balance, December 31, 2018	$449,041	$157,046	$5,745	$17,127	$11,578	$—	$640,537
Foreign translation adjustment	—	28	—	—	—	—	28
Acquisitions (1)	—	—	—	—	—	41,070	41,070
Balance, December 31, 2019	$449,041	$157,074	$5,745	$17,127	$11,578	$41,070	$681,635
(1) Refer to “Note 4 — Business Combinations” for a discussion on the acquisitions.
Other Intangible Assets
Other intangible assets consist of the following (in thousands):

		At December 31, 2019			At December 31, 2018
	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	4	$58,516	$20,888	$37,628	$57,440	$12,178	$45,262
Customer contracts	6	71,975	49,477	22,498	51,175	46,162	5,013
Customer relationships	6	231,100	105,584	125,516	231,100	84,619	146,481
Developed technology and software	1	314,343	224,274	90,069	277,243	190,886	86,357
Patents, trademarks, and other	2	19,682	16,206	3,476	29,168	24,884	4,284
Total		$695,616	$416,429	$279,187	$646,126	$358,729	$287,397
Amortization expense related to other intangible assets totaled approximately $68.9 million, $65.2 million, and $69.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. We capitalized $43.7 million, $33.3 million, and $29.4 million of internally-developed software costs for the years ended December 31, 2019, 2018, and 2017, respectively.
On a quarterly basis, we evaluate our other intangible assets for potential impairment as part of our quarterly review process. There was no material impairment identified for any of our other intangible assets for the years ended December 31, 2019, 2018, and 2017.

The anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in thousands):

Anticipated amortization expense	Amount
2020	$81,949
2021	54,369
2022	37,067
2023	27,799
2024	22,104
Thereafter	31,495
Total (1)	$254,783
(1) For the year ended December 31, 2019, the Company had $24.4 million in other intangible assets that had not yet been placed into service.
Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the facility. In the past we have, and in the future, we may, by mutual agreement, amend the agreements to reduce our floor space at these facilities. Any proceeds received for the reduction of floor space are first applied against the intangible asset for that particular placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over its remaining estimated useful life.
We paid approximately $17.7 million, $22.7 million, and $13.3 million in placement fees for the years ended December 31, 2019, 2018, and 2017, respectively. The payments made in 2019 and 2018 included approximately $0.6 million and $2.1 million of imputed interest, respectively.
11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (amounts in thousands):

	At December 31,
	2019	2018
Accounts payable and accrued expenses
Trade accounts payable	$93,529	$70,796
Contract liabilities	29,150	14,661
Payroll and related expenses	18,058	15,055
Litigation accrual (1)	14,000	—
Operating lease liabilities (2)	5,824	—
Cash access processing and related expenses	5,511	4,160
Other	3,253	4,529
Accrued interest	1,347	1,374
Accrued taxes	1,846	1,917
Placement fees	585	16,746
Total accounts payable and accrued expenses	$173,103	$129,238
(1) Refer to “Note 13 — Commitments and Contingencies” for discussion on this legal matter.
(2) Refer to “Note 3 — Leases” for discussion on operating lease liabilities recorded on the Balance Sheets as a result of the implementation of ASC 842.

12. LONG-TERM DEBT
The following table summarizes our indebtedness (in thousands):

	At December 31,
	2019	2018
Long-term debt
Senior secured term loan	$749,000	$807,700
Senior unsecured notes	375,000	375,000
Total debt	1,124,000	1,182,700
Debt issuance costs and discount	(15,922)	(19,484)
Total debt after debt issuance costs and discount	1,108,078	1,163,216
Current portion of long-term debt	—	(8,200)
Long-term debt, less current portion	$1,108,078	$1,155,016
Refinancing and Repricing Activities
On May 9, 2017 (the “Closing Date”), Everi FinTech, as borrower, and Everi Holdings entered into a credit agreement with the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (amended as described below, the “Credit Agreement”). The Credit Agreement provides for: (a) a $35.0 million, five-year senior secured revolving credit facility (the “Revolving Credit Facility”); and (b) an $820.0 million, seven-year senior secured term loan facility (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Credit Facilities”). The fees associated with the Credit Facilities included discounts of approximately $4.1 million and debt issuance costs of approximately $15.5 million. All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including the absence of defaults and the accuracy of representations and warranties.
The proceeds from the Term Loan Facility incurred on the Closing Date were used to: (a) refinance: (i) Everi FinTech’s existing credit facility with an outstanding balance of approximately $462.3 million with Bank of America, N.A., as administrative agent, collateral agent, swing line lender and letter of credit issuer, Deutsche Bank Securities Inc., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers (the “Prior Credit Facility”); and (ii) Everi FinTech’s 7.25% Senior Secured Notes due 2021 in the aggregate original principal amount of $335.0 million (the “Refinanced Secured Notes”); and (b) pay related transaction fees and expenses.
In connection with the refinancing, we recorded a non-cash charge of approximately $14.6 million during the second quarter of 2017 related to the unamortized deferred financing fees and discounts related to the extinguished term loan under the Prior Credit Facility and the redeemed Refinanced Secured Notes. No prepayment penalties were incurred.
On November 13, 2017 (the “Repricing Closing Date”), we entered into an amendment to the Credit Agreement (the “First Amendment”) which, among other things, reduced the interest rate on the approximately $818.0 million then-outstanding balance of the Term Loan Facility; however, it did not change the maturity dates for the Term Loan Facility or the Revolving Credit Facility or the financial covenants or other debt repayments terms set forth in the Credit Agreement. We expensed approximately $3.0 million of third-party debt issuance costs and fees associated with the repricing of the Term Loan Facility in connection with the debt modification.
On May 17, 2018, we entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement, which reduced the interest rate on the $813.9 million outstanding balance of the senior secured term loan under the Credit Agreement by 50 basis points to LIBOR + 3.00% from LIBOR + 3.50% with the LIBOR floor unchanged at 1.00%. The senior secured term loan under the Credit Agreement will be subject to a prepayment premium of 1.00% of the principal amount repaid for any voluntary prepayment or mandatory prepayment with proceeds of debt that has a lower effective yield than the repriced term loan or any amendment to the repriced term loan that reduces the interest rate thereon, in each case, to the extent occurring within six months of the effective date of the Second Amendment. No changes were made to the maturity date, financial covenants, or other debt repayment terms. We expensed approximately $1.3 million of third-party debt issuance costs and fees associated with the repricing of the Term Loan Facility in connection with the debt modification.

On December 12, 2019, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement, which provided, among other things: (a) a reduction in the interest rate by 25 basis points to LIBOR + 2.75% from LIBOR + 3.00%; and (b) the addition of a prepayment premium applicable to the repriced Term Loan Facility of 1.00% of the principal amount thereof that is repaid in respect of (i) any voluntary prepayment or mandatory prepayment with proceeds of debt that has a lower effective yield than the repriced Term Loan Facility or (ii) any amendment to the repriced Term Loan Facility that reduces the interest rate thereon, in each case, to the extent occurring within six months after the effective date of the Third Amendment. The maturity date for the Credit Agreement remains May 9, 2024, and no changes were made to the financial covenants or other debt repayment terms. We expensed approximately $0.7 million of third-party debt issuance costs and fees associated with the repricing of the Term Loan Facility in connection with the debt modification.
Credit Facilities
The Term Loan Facility matures seven years after the Closing Date and the Revolving Credit Facility matures five years after the Closing Date. The Revolving Credit Facility is available for general corporate purposes, including permitted acquisitions, working capital, and the issuance of letters of credit.
The interest rate per annum applicable to loans under the Revolving Credit Facility is, at Everi FinTech’s option, the base rate or the Eurodollar Rate (defined to be the London Interbank Offered Rate or a comparable or successor rate) (the “Eurodollar Rate”) plus, in each case, an applicable margin. The interest rate per annum applicable to the Term Loan Facility also is, at Everi FinTech’s option, the base rate or the Eurodollar Rate plus, in each case, an applicable margin. The Eurodollar Rate is reset at the beginning of each selected interest period based on the Eurodollar Rate then in effect; provided that, if the Eurodollar Rate is below zero, then such rate will be equal to zero plus the applicable margin. The base rate is a fluctuating interest rate equal to the highest of: (a) the prime lending rate announced by the administrative agent; (b) the federal funds effective rate from time to time plus 0.50%; and (c) the Eurodollar Rate (after taking account of any applicable floor) applicable for an interest period of one month plus 1.00%. Prior to the effectiveness of the First Amendment on the Repricing Closing Date, the applicable margins for both the Revolving Credit Facility and the Term Loan Facility were: (a) 4.50% in respect of Eurodollar Rate loans and (ii) 3.50% in respect of base rate loans. The applicable margins for the Term Loan Facility from and after the effectiveness of the First Amendment on the Repricing Closing Date through the effectiveness of the Second Amendment were: (a) 3.50% in respect of Eurodollar Rate loans and (b) 2.50% in respect of base rate loans. The applicable margins for the Term Loan Facility from and after the effectiveness of the Second Amendment are: (a) 3.00% in respect of Eurodollar Rate loans and (b) 2.00% in respect of base rate loans. The applicable margins for the Term Loan Facility from and after the effectiveness of the Third Amendment are: (a) 2.75% in respect of Eurodollar Rate loans and (b) 1.75% in respect of base rate loans.
Voluntary prepayments of the term loan and the revolving loans and voluntary reductions in the unused commitments are permitted in whole, or in part, in minimum amounts as set forth in the Credit Agreement governing the Credit Facilities, with prior notice, however, without premium or penalty, except that certain refinancings of the term loans within six months after the Repricing Closing Date will be subject to a prepayment premium of 1.00% of the principal amount repaid.
Subject to certain exceptions, the obligations under the Credit Facilities are secured by substantially all of the present and subsequently acquired assets of each of Everi FinTech, Everi Holdings, and the subsidiary guarantors party thereto including: (a) a perfected first priority pledge of all the capital stock of Everi FinTech and each domestic direct, wholly owned material restricted subsidiary held by Everi Holdings, Everi FinTech, or any such subsidiary guarantor; and (b) a perfected first priority security interest in substantially all other tangible and intangible assets of Everi Holdings, Everi FinTech, and such subsidiary guarantors (including, but not limited to, accounts receivable, inventory, equipment, general intangibles, investment property, real property, intellectual property, and the proceeds of the foregoing). Subject to certain exceptions, the Credit Facilities are unconditionally guaranteed by Everi Holdings and such subsidiary guarantors.
The Credit Agreement governing the Credit Facilities contains certain covenants that, among other things, limit Everi Holdings’ ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets, or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The Credit Agreement governing the Credit Facilities also requires Everi Holdings, together with its subsidiaries, to comply with a consolidated secured leverage ratio. At December 31, 2019, our consolidated secured leverage ratio was 2.71 to 1.00, with a maximum allowable ratio of 4.50 to 1.00. Our maximum consolidated secured leverage will be reduced to 4.25 to 1.00 as of December 31, 2020, and 4.00 to 1.00 as of December 31, 2021 and each December 31 thereafter.

We were in compliance with the covenants and terms of the Credit Facilities as of December 31, 2019.
Events of default under the Credit Agreement governing the Credit Facilities include customary events such as a cross-default provision with respect to other material debt. In addition, an event of default will occur if Everi Holdings undergoes a change of control. This is defined to include the case where Everi Holdings ceases to own 100% of the equity interests of Everi FinTech, or where any person or group acquires a percentage of the economic or voting interests of Everi Holdings’ capital stock of 35% or more (determined on a fully diluted basis).
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
For the year ended December 31, 2019, the Term Loan Facility had an applicable weighted average interest rate of 5.26%.
At December 31, 2019, we had approximately $749.0 million of borrowings outstanding under the Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the Revolving Credit Facility as of December 31, 2019.
Refinanced Senior Secured Notes
In connection with entering into the Credit Agreement, on May 9, 2017, Everi FinTech redeemed in full all outstanding Refinanced Secured Notes in the aggregate principal amount of $335.0 million plus accrued and unpaid interest. As a result of the redemption, the Company recorded non-cash charges in the amount of approximately $1.7 million, which consisted of unamortized deferred financing fees of $0.2 million and discounts of $1.5 million, which were included in the total $14.6 million non-cash charge.
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
Senior Unsecured Notes
In December 2014, we issued $350.0 million in aggregate principal amount of 10.0% Senior Unsecured Notes due 2022 (the “2014 Unsecured Notes”) under an indenture, dated December 19, 2014, between Everi FinTech (as successor issuer), and Deutsche Bank Trust Company Americas, as trustee (as supplemented, the “2014 Notes Indenture”). The fees associated with the 2014 Unsecured Notes included original issue discounts of approximately $3.8 million and debt issuance costs of approximately $14.0 million. In December 2015, we completed an exchange offer in which all of the unregistered 2014 Unsecured Notes were exchanged for a like amount of 2014 Unsecured Notes that had been registered under the Securities Act.
In December 2017, we issued $375.0 million in aggregate principal amount of 7.50% Senior Unsecured Notes due 2025 (the “2017 Unsecured Notes”) under an indenture, dated December 5, 2017, among Everi FinTech (as issuer), Everi Holdings and certain of its direct and indirect domestic subsidiaries as guarantors, and Deutsche Bank Trust Company Americas, as trustee (the “2017 Notes Indenture”). Interest on the 2017 Unsecured Notes accrues at a rate of 7.50% per annum and is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2018. The 2017 Unsecured Notes will mature on December 15, 2025. We incurred approximately $6.1 million of debt issuance costs and fees associated with the refinancing of our 2017 Unsecured Notes.
On December 5, 2017, together with the issuance of the 2017 Unsecured Notes, Everi FinTech satisfied and discharged the 2014 Notes Indenture relating to the 2014 Unsecured Notes. To effect the satisfaction and discharge, Everi FinTech issued an unconditional notice of redemption to Deutsche Bank Trust Company Americas, as trustee, of the redemption in full on January 15, 2018 (the “Redemption Date”) of all outstanding 2014 Unsecured Notes under the terms of the 2014 Notes Indenture. In addition, using the proceeds from the sale of the 2017 Unsecured Notes and cash on hand, Everi FinTech irrevocably deposited with the trustee funds sufficient to pay the redemption price of the 2014 Unsecured Notes of 107.5% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the Redemption Date (the “Redemption Price”), and irrevocably instructed the trustee to apply the deposited money toward payment of the Redemption Price for the 2014 Unsecured Notes on the Redemption Date. Upon the trustee’s receipt of such funds and instructions, along with an officer’s certificate of Everi FinTech and an opinion of counsel certifying and opining that all conditions under the 2014 Notes Indenture to the satisfaction and discharge of the 2014 Notes Indenture had been satisfied, the 2014 Notes Indenture was satisfied and discharged, and all of the obligations of Everi FinTech and the guarantors under the 2014 Notes Indenture ceased to be of further effect, as of December 5, 2017 (subject to certain exceptions). The 2014 Unsecured Notes were thereafter redeemed on the Redemption Date.
In connection with the issuance of the 2017 Unsecured Notes and the redemption of the 2014 Unsecured Notes, we incurred a $37.2 million loss on extinguishment of debt consisting of a $26.3 million make-whole premium related to the satisfaction and redemption of the 2014 Unsecured Notes and approximately $10.9 million for the write-off of related unamortized debt issuance costs and fees.
On December 5, 2019, Everi FinTech issued a consent solicitation statement (the “Consent Solicitation”) seeking consent from holders of the 2017 Unsecured Notes to modify the definition of “Public Equity Offering” in the 2017 Notes Indenture. In connection with the Consent Solicitation, on December 5, 2019, Everi FinTech issued a conditional notice of redemption with respect to $84.5 million in aggregate principal amount of the 2017 Unsecured Notes. The redemption was conditioned upon: (a) the issuance by the Company of common stock in a registered equity offering; and (b) the execution of a supplemental indenture reflecting the proposed terms contained in the Consent Solicitation. The redemption was subsequently completed on January 6, 2020.
The registered equity offering closed on December 10, 2019, and the Company received the requisite number of consents in response to the Consent Solicitation on December 12, 2019. As a result, a first supplemental indenture was entered into, dated December 13, 2019, by and among Everi FinTech, the Company, certain of its wholly owned subsidiaries, as guarantors, and Deutsche Bank Trust Company Americas, as trustee, to modify the 2017 Notes Indenture to include public equity offerings by parent companies of Everi FinTech, including the Company, as Public Equity Offerings for purposes of the 2017 Notes Indenture (the “First Supplemental Indenture”). No other changes were made to the terms and conditions of the 2017 Notes Indenture.
We were in compliance with the terms of the 2017 Unsecured Notes as of December 31, 2019.
Principal Repayments
The maturities of our borrowings at December 31, 2019 are as follows (in thousands):

Amount
Maturities of borrowings
2020	$—
2021	—
2022	—
2023	—
2024	749,000
Thereafter	375,000
Total	$1,124,000

13. COMMITMENTS AND CONTINGENCIES
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

Legal Contingencies
We evaluate matters and record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss may be reasonably estimated. We evaluate legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect: (a) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings, and other relevant events and developments; (b) the advice and analyses of counsel; and (c) the assumptions and judgment of management. Legal costs associated with such proceedings are expensed as incurred. Due to the inherent uncertainty of legal proceedings as a result of the procedural, factual, and legal issues involved, the outcomes of our legal contingencies could result in losses in excess of amounts we have accrued.
We accrued approximately $14.0 million for the legal contingencies as of December 31, 2019 in connection with FACTA-related matters based on settlement negotiations with various parties. We expect to recover within the next year approximately $7.7 million of the amount accrued at December 31, 2019 from our insurance providers, for which we recorded an insurance settlement receivable included within trade and other receivables, net on our Balance Sheets as of December 31, 2019, as recovery is deemed to be probable. As a result, we recorded approximately $6.3 million as a loss contingency in operating expenses on our Statements of Operations for the year ended December 31, 2019. We did not have legal matters that were accrued as of December 31, 2018.
FACTA-related matters:
Geraldine Donahue, et. al. v. Everi FinTech, et. al. (“Donahue”), is a putative class action matter filed on December 12, 2018, in Cook County, Illinois. The original defendant was dismissed and the Company was substituted as defendant on April 22, 2019. Plaintiff, on behalf of himself and others similarly situated, alleges that Everi FinTech and the Company have violated certain provisions of FACTA. Plaintiff seeks an award of statutory damages, attorney’s fees, and costs. The parties have reached an agreement in principle for settlement of this matter, which will include settlement and resolution of all the FACTA-related matters pending against the Company and Everi FinTech. The settlement requires court approval, which the parties are in the process of working to obtain.
Oneeb Rehman, et. al. v. Everi FinTech and Everi Holdings, is a putative class action matter pending in the U.S. District Court for the Southern District of Florida, Ft. Lauderdale Division filed on October 16, 2018. The original defendant was dismissed and the Company was substituted as defendant on April 22, 2019. Plaintiff, on behalf of himself and others similarly situated, alleges that Everi FinTech and the Company have violated certain provisions of FACTA. Plaintiff seeks an award of statutory damages, attorney’s fees, and costs. This matter is encompassed in the settlement of the Donahue matter, and will be dismissed upon court approval of the settlement in Donahue.
Mat Jessop, et. al. v. Penn National Gaming, Inc., is a putative class action matter filed on October 15, 2018, pending in the U.S. District Court for the Middle District of Florida, Orlando Division. Everi FinTech was added as a defendant on December 21, 2018. Penn National Gaming, Inc. (“Penn National”) was dismissed by the Court with prejudice on October 28, 2019, leaving only claims against Everi FinTech. Plaintiff, on behalf of himself and others similarly situated, alleges that Everi FinTech has been unjustly enriched through the charging of service fees for transactions conducted at Penn National facilities. Plaintiff seeks injunctive relief against both parties, and an award of statutory damages, attorney’s fees, and costs. This matter is encompassed in the settlement of the Donahue matter, and will be dismissed upon court approval of the settlement in Donahue.
NRT matter:
NRT Technology Corp., et. al. v. Everi Holdings Inc., et. al., is a civil action filed on April 30, 2019 against the Company and Everi FinTech in the United States District Court for the District of Delaware alleging monopolization of the market for unmanned, integrated kiosks in violation of federal antitrust laws, fraudulent procurement of patents on functionality related to such unmanned, integrated kiosks and sham litigation related to prior litigation brought by Everi FinTech (operating as Global Cash Access Inc.) against the plaintiffs. Plaintiffs seek compensatory damages, trebled damages and injunctive and declaratory relief. We are currently unable to determine the probability of the outcome of this legal matter or estimate the range of reasonably possible loss, if any.
In addition, we have commitments with respect to certain lease obligations and installment payments under asset purchase agreements with Atrient and MGT discussed in “Note 3 — Leases” and “Note 4 — Business Combinations,” respectively.

14. SHAREHOLDERS’ EQUITY
Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2019 and 2018, we had no shares of preferred stock outstanding.
Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of December 31, 2019 and 2018, we had 109,492,754 and 95,099,532 shares of common stock issued, respectively.
Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the minimum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 95,734 and 17,552 shares of common stock at an aggregate purchase price of approximately $1.1 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively, to satisfy the minimum applicable tax withholding obligations related to the vesting of such restricted stock awards.
Issuance of Common Stock. In December 2019, we filed with the Securities and Exchange Commission a registration statement for an undetermined amount of common stock, preferred stock, debt securities, warrants, and/or units that the Company may offer and sell in one or more offerings on terms to be decided at the time of sale, which will expire on December 4, 2022. In December 2019, we issued and sold 11,500,000 shares of our common stock pursuant to a prospectus supplement under the automatic shelf registration statement and used the aggregate net proceeds of approximately $122.4 million to pay down a portion of Term Loan Facility and to redeem a portion of the 2017 Unsecured Notes. Refer to “Note 12 — Long-Term Debt” and “Note 20 — Subsequent Events” for further discussion.
15. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	At December 31,
	2019	2018	2017
Weighted average shares
Weighted average number of common shares outstanding - basic	72,376	69,464	66,816
Potential dilution from equity awards (1)	6,859	4,332	—
Weighted average number of common shares outstanding - diluted (1)	79,235	73,796	66,816

(1)The potential dilution excludes the weighted average effect of equity awards to purchase approximately 0.5 million and 7.5 million shares of common stock for the years ended December 31, 2019 and 2018, as the application of the treasury stock method, as required, makes them anti-dilutive. The Company was in a net loss position for the year ended December 31, 2017; therefore, no potential dilution from the application of the treasury stock method was applicable. Equity awards to purchase approximately 16.0 million shares of common stock for the year ended December 31, 2017 were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

16. SHARE-BASED COMPENSATION
Equity Incentive Awards
Our 2014 Equity Incentive Plan (as amended and restated effective May 22, 2018, the “Amended and Restated 2014 Plan”) and our 2012 Equity Incentive Plan (as amended, the “2012 Plan”) are used to attract and retain key personnel to provide additional incentives to employees, directors, and consultants, and to promote the success of our business. Our equity incentive plans are administered by the Compensation Committee of our Board of Directors, which has the authority to select individuals who are to receive equity incentive awards and to specify the terms and conditions of grants of such awards, including, but not limited to the vesting provisions and exercise prices, as applicable.
Generally, we grant the following types of awards: (a) time-based options; (b) market-based options; (c) time-based restricted stock; and (d) restricted stock units (“RSUs”) with either time- or performance-based criteria. We estimate forfeiture amounts based on historical patterns.
A summary of award activity is as follows (in thousands):

	Stock Options Granted	Restricted Stock Awards Granted	Restricted Stock Units Granted
Outstanding, December 31, 2018	15,674	8	1,797
Granted	—	—	2,045
Exercised options or vested shares	(2,595)	(8)	(298)
Canceled or forfeited	(1,110)	—	(93)
Outstanding, December 31, 2019	11,969	—	3,451
There are approximately 2.7 million awards of our common stock available for future equity grants under our existing equity incentive plans.
Stock Options
Our time-based stock options granted under our equity plans generally vest at a rate of 25% per year on each of the first four anniversaries of the grant dates, and expire after a ten-year period.
Our market-based options granted in 2017 under our 2014 Plan and 2012 Plan vest at a rate of 25% per year on each of the first four anniversaries of the grant date, provided that as of the vesting date for each vesting tranche, the closing price of the Company’s shares on the New York Stock Exchange is at least a specified price hurdle, defined as a 25% premium for 2017 to the closing stock price on the grant date. If the price hurdle is not met as of the vesting date for a vesting tranche, the vested tranche shall vest and become vested shares on the last day of a period of 30 consecutive trading days during which the closing price is at least the price hurdle. These options expire after a ten-year period.
There were no market-based or time-based option awards granted during the year ended December 31, 2019. There were no market-based option awards granted during the year ended December 31, 2018. There were market-based and time-based option awards granted during the year ended December 31, 2017.
The fair values of our standard time-based options were determined as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	3%	2%
Expected life of options (in years)	6	6
Expected volatility	53%	54%
Expected dividend yield	—	—

The fair values of our market-based options were determined as of the date of grant using a lattice-based option valuation model with the following assumptions (we did not grant market-based option awards subsequent to December 31, 2017):

Year Ended December 31,
2017
Risk-free interest rate	3%
Measurement period (in years)	10
Expected volatility	70%
Expected dividend yield	—
The following table presents the options activity:

	Number of Options (in thousands)	Weighted Average Exercise Price (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	15,674	$5.39	6.0	$17,733
Granted	—
Exercised	(2,595)	6.05
Canceled or forfeited	(1,110)	7.41
Outstanding, December 31, 2019	11,969	$5.06	5.5	$100,143
Vested and expected to vest, December 31, 2019	11,794	$5.09	5.5	$98,358
Exercisable, December 31, 2019	9,368	$5.63	5.1	$73,060
The following table presents the options outstanding and exercisable by price range:

		Options Outstanding			Options Exercisable
		Number Outstanding	Weighted Average Remaining Contract	Weighted Average Exercise	Number Exercisable	Weighted Average Exercise
Range of Exercise Prices		(in thousands)	Life (Years)	Prices	(in thousands)	Price
$1.46	$1.57	1,987	6.4	$1.47	1,334	$1.47
1.72	2.78	875	6.3	2.50	761	2.55
3.29	3.29	2,988	7.2	3.29	1,302	3.29
3.41	7.09	2,111	3.3	5.86	2,078	5.86
7.10	7.77	1,924	5.2	7.67	1,857	7.67
7.88	9.74	2,084	4.2	8.90	2,036	8.91
		11,969			9,368

As stated above, we had no options granted for the year ended December 31, 2019. There were 20,000 and 4.3 million options granted for the years ended December 31, 2018 and 2017, respectively. The weighted average grant date fair value per share of the options granted was $4.15 and $1.98 for the years ended December 31, 2018 and 2017, respectively. The total intrinsic value of options exercised was $9.1 million, $6.5 million, and $5.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.
There was approximately $1.4 million in unrecognized compensation expense related to options expected to vest as of December 31, 2019. This cost was expected to be recognized on a straight-line basis over a weighted average period of 1.0 year. We recorded approximately $2.4 million in non-cash compensation expense related to options granted that were expected to vest as of December 31, 2019. We received approximately $15.7 million in cash proceeds from the exercise of options during 2019.
There was approximately $3.4 million and $7.9 million in unrecognized compensation expense related to options expected to vest as of December 31, 2018 and 2017, respectively. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.8 years and 3.5 years for the years ended December 31, 2018 and 2017, respectively. We recorded approximately $5.1 million and $6.0 million in non-cash compensation expense related to options granted that were expected to vest as of December 31, 2018 and 2017, respectively. We received approximately $9.6 million and $10.9 million in cash proceeds from the exercise of options during 2018 and 2017, respectively.
Restricted Stock Awards
The following table presents our time-based restricted stock activity:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per Share)
Outstanding, December 31, 2018	8	$6.66
Granted	—	—
Vested	(8)	6.66
Forfeited	—	—
Outstanding, December 31, 2019	—	$—
There were no shares of restricted stock granted for the years ended December 31, 2019 and 2018, and 50,000 shares of restricted stock granted for the year ended December 31, 2017. The total fair value of restricted stock vested was approximately $0.1 million, $0.5 million, and $0.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.
There was no remaining unrecognized compensation expense related to shares of restricted stock expected to vest as of December 31, 2019. There were 8,330 shares of restricted stock that vested during 2019, and we recorded $48,203 in non-cash compensation expense related to the restricted stock granted that was expected to vest.
There was $31,952 and approximately $0.5 million in unrecognized compensation expense related to shares of restricted stock expected to vest as of December 31, 2018 and 2017, respectively. This cost was expected to be recognized on a straight-line basis over a weighted average period of 0.3 years and 1.1 years, respectively. There were 65,501 shares and 56,578 shares of restricted stock that vested during 2018 and 2017, respectively, and we recorded approximately $0.4 million in non-cash compensation expense related to the restricted stock granted that was expected to vest during 2018 and 2017.
Restricted Stock Units
The fair value of each RSU grant is based on the market value of our common stock at the time of grant.
The time-based RSUs granted during 2019 vest at a rate of either 25% per year on each of the first four anniversaries of the grant dates or 100% at the end the 2 years following the grant date.
The performance-based RSUs granted during 2019 will be evaluated by the Compensation Committee of our Board of Directors after a performance period, beginning on the date of grant through December 31, 2021, based on certain revenue and free cash flow growth rate metrics, with achievement of each measure to be determined independently of one another. If the performance criteria of the metrics are approved, the eligible awards will become vested on the third anniversary of the grant dates.
The time-based RSUs granted during 2019 to independent members of our Board of Directors vest in equal installments on each of the first three anniversary dates of the grant date and settle on the earliest of the following events: (a) May 1, 2029 or November 4, 2019; (b) death; (c) the occurrence of a Change in Control (as defined in the Amended and Restated 2014 Plan), subject to qualifying conditions; or (d) the date that is six months following the separation from service, subject to qualifying conditions.
The performance-based RSUs granted during 2018 will be evaluated by the Compensation Committee of our Board of Directors after a performance period, beginning on the date of grant through December 31, 2020, based on certain revenue and Adjusted EBITDA growth rate metrics, with achievement of each measure to be determined independently of one another. If the performance criteria of the metrics are approved, the eligible awards will become vested on the third anniversary of the grant dates.
The time-based RSUs granted during 2018 to independent members of our Board of Directors vest in equal installments on each of the first three anniversary dates of the grant date and settle on the earliest of the following events: (a) March 7, 2028; (b) death; (c) the occurrence of a Change in Control (as defined in the Amended and Restated 2014 Plan), subject to qualifying conditions; or (d) the date that is six months following the separation from service, subject to qualifying conditions.

The following table presents our RSU awards activity:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	1,797	$7.49	2.0	$9,254
Granted	2,045	10.16
Vested	(298)	7.42
Forfeited	(93)	8.62
Outstanding, December 31, 2019	3,451	$9.05	1.7	$46,342
Vested and expected to vest, December 31, 2019	2,480	$8.99	1.5	$33,306
There were approximately 2.0 million shares of RSU awards granted during the year ended December 31, 2019. There were approximately 0.3 million RSUs that vested during the year ended December 31, 2019. There was approximately $14.1 million in unrecognized compensation expense related to RSU awards expected to vest as of December 31, 2019. This cost is expected to be recognized on a straight-line basis over a weighted average period of 2.5 years. We recorded approximately $5.7 million in non-cash compensation expense related to RSU awards for the year ended December 31, 2019.
There was approximately 1.9 million and no shares of RSU granted for the years ended December 31, 2018 and 2017, respectively. There were no RSUs that vested during the years ended December 31, 2018 and 2017. There was approximately $6.7 million and no unrecognized compensation expense related to RSU awards expected to vest as of December 31, 2018 and 2017, respectively. The unrecognized compensation expense related to RSU awards expected to vest as of December 31, 2018 was expected to be recognized on a straight-line basis over a weighted average period of 3.0 years. We recorded approximately $1.8 million in non-cash compensation expense related to RSU awards for the year ended December 31, 2018.
In February 2020, the Compensation Committee of our Board of Directors authorized an award of RSUs to be granted to key members of management during the quarter ending March 31, 2020 based on the results of operations for the year ended December 31, 2019. The award met the definition of a liability-classified award with 2019 being the service period. As a result, the Company recorded compensation cost and corresponding share-based liability of approximately $1.7 million representing the fair value of the award at December 31, 2019 measured using the same valuation technique as for our equity-classified awards. The award is expected to be fully vested six months from the grant date and will be settled in shares of common stock.

17. INCOME TAXES
The following presents consolidated loss before tax for domestic and foreign operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Consolidated income (loss) before tax
Domestic	$11,709	$1,227	$(73,445)
Foreign	4,285	1,419	1,378
Total	$15,994	$2,646	$(72,067)
The income tax (benefit) provision attributable to loss from operations before tax consists of the following components (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income tax (benefit) provision
Domestic	$(1,238)	$(10,166)	$(20,507)
Foreign	715	456	343
Total income tax benefit	$(523)	$(9,710)	$(20,164)
Income tax (benefit) provision
Current	$1,071	$633	$461
Deferred	(1,594)	(10,343)	(20,625)
Total income tax benefit	$(523)	$(9,710)	$(20,164)
A reconciliation of the federal statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Income tax reconciliation
Federal statutory rate	21.0%	21.0%	35.0%
Foreign provision	2.5%	6.8%	0.3%
State/province income tax	(1.6)%	12.4%	2.4%
Non-deductible compensation cost	(5.3)%	(7.7)%	(2.0)%
Adjustment to carrying value (1)	6.8%	6.2%	31.2%
Research credit	(18.8)%	(76.3)%	1.9%
Valuation allowance	(11.9)%	(344.9)%	(39.6)%
Global intangible low-taxed income	2.7%	9.1%	—%
Non-deductible expenses - other	1.2%	7.2%	(0.5)%
Other	0.1%	(0.8)%	(0.7)%
Effective tax rate	(3.3)%	(367.0)%	28.0%
(1) The adjustment to carrying value in 2017 is due primarily to the federal tax rate change in the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”).

The major tax-effected components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Deferred income tax assets related to:
Net operating losses	$97,613	$97,190	$87,250
Stock compensation expense	6,802	7,264	6,601
Accounts receivable allowances	1,415	1,582	1,117
Accrued and prepaid expenses	7,869	3,639	3,953
Other	1,880	1,319	479
Tax credits	12,116	9,244	6,822
Interest limitation	3,738	2,738	—
Valuation allowance	(51,522)	(53,156)	(63,303)
Total deferred income tax assets	$79,911	$69,820	$42,919
Deferred income tax liabilities related to:
Property and equipment	$23,012	$3,855	$3,129
Other intangible assets	76,279	89,865	73,597
Long-term debt	2,680	3,614	3,292
Other	4,341	353	1,108
Total deferred income tax liabilities	$106,312	$97,687	$81,126
Deferred income taxes, net	$(26,401)	$(27,867)	$(38,207)
The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act made significant changes to the federal tax law, including a reduction in the federal income tax rate from 35% to 21% effective January 1, 2018, stricter limits on deduction of interest, an 80% taxable income limitation on the use of a post-2017 net operating loss (“NOL”), and a one-time transition tax on previously deferred earnings of certain foreign subsidiaries. As a result of our initial analysis of the 2017 Tax Act and existing implementation guidance, we remeasured our deferred tax assets and liabilities, which resulted in approximately a $22.5 million reduction in our income tax expense in 2017. We computed our transition tax liability of approximately $1.3 million due to the 2017 Tax Act, net of associated foreign tax credits, which was completely offset by additional foreign tax credits carried forward. Any remaining foreign tax credits not utilized by the transition tax were fully offset by a valuation allowance.
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
As of December 31, 2019, we had excess cash in our United Kingdom (the “UK”) subsidiary of approximately $3.0 million, which is not needed to fund the UK operations. Thus, we have decided to repatriate this amount which did not require the provision of any associated withholding or other taxes. The rest of our unrepatriated earnings were approximately $19.0 million as of December 31, 2019. These earnings are considered permanently reinvested, as it is management’s intention to reinvest these foreign earnings in foreign operations. We project sufficient cash flow, or borrowings available under our Credit Facilities in the U.S.; therefore, we do not need to repatriate our remaining foreign earnings to finance U.S. operations at this time. Due to the 2017 Tax Act, there is no U.S. federal tax on cash repatriation from foreign subsidiaries, however, it could be subject to foreign withholding and other taxes.
The 2017 Tax Act subjects a U.S. corporation to current tax on the GILTI earned by certain foreign subsidiaries and a base erosion anti-avoidance tax (“BEAT”). Our foreign subsidiaries’ earnings for the periods after December 31, 2017 have been subject to U.S. federal income tax via the newly enacted GILTI provision. We have elected to recognize the taxes on GILTI and BEAT as a period expense in the period the taxes are incurred.

Deferred tax assets arise primarily because expenses have been recorded in historical financial statement periods that will not become deductible for income taxes until future tax years. We record a valuation allowance to reduce the book value of our deferred tax assets to amounts that are estimated on a more likely than not basis to be realized. This assessment requires judgment and is performed on the basis of the weight of all available evidence, both positive and negative, with greater weight placed on information that is objectively verifiable such as historical performance.
We evaluated negative evidence noting that we reported cumulative net losses for the three-year periods ended as of December 31, 2019, 2018, and 2017. Pursuant to accounting guidance, a cumulative loss in recent years is a significant piece of negative evidence that must be considered and is difficult to overcome without sufficient objectively verifiable, positive evidence. As such, certain aspects of our historical results were included in our forecasted taxable income. Although our forecast of future taxable income was a positive indicator, since this form of evidence was not objectively verifiable, its weight was not sufficient to overcome the negative evidence. However, based on our current year activity and the changes in the 2017 Tax Act, we decreased our valuation allowance for deferred tax assets by approximately $1.6 million during 2019. The decrease in our valuation allowance was primarily due to the book income during the year, as well as the current year NOL, and the interest deduction limitation (deferred tax assets) which can be offset against our indefinite lived deferred tax liabilities. The ultimate realization of deferred tax assets depends on having sufficient taxable income in the future years when the tax deductions associated with the deferred tax assets become deductible. The establishment of a valuation allowance does not impact cash, nor does it preclude us from using our tax credits, loss carry-forwards and other deferred tax assets in the future.
The following is a tabular reconciliation of the total amounts of deferred tax asset valuation allowance (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$53,156	$63,303	$61,012
Charged to provision for income taxes	(1,634)	(9,125)	(2,263)
Other (1)	—	(1,022)	4,554
Balance at end of period	$51,522	$53,156	$63,303
(1) For 2017, the amount was recorded as a result of our adoption of ASU No. 2016-09 effective January 1, 2017. For 2018, the amount was recorded as a result of our adoption of ASC 606 effective January 1, 2018.
We had approximately $402.8 million, or $84.6 million, tax effected, of accumulated federal NOLs as of December 31, 2019, which may be carried forward and applied to offset taxable income for 20 years and will expire starting in 2025 (for losses incurred prior to 2018). NOLs incurred after 2017 of approximately $44.8 million, or $9.4 million, tax effected, are carried forward indefinitely to offset taxable income. We had approximately $11.5 million, tax effected, of federal research and development credit carry-forwards and approximately $0.5 million, tax effected, of foreign tax credit carry-forwards as of December 31, 2019. The research and development credits are limited to a 20 year carry-forward period and will expire starting in 2029. The foreign tax credits may be carried forward 10 years and will expire in 2020, if not utilized. Our alternative minimum tax credits of approximately $0.1 million at December 31, 2019 are expected to be refunded over the next four years in accordance with the 2017 Tax Act. We also have a receivable for approximately $0.1 million related to alternative minimum tax credits for which a refund is expected to be requested on our federal tax return for the year ended December 31, 2019. As of December 31, 2019, approximately $44.9 million of our valuation allowance relates to federal NOL carry-forwards and credits that we estimate are not more likely than not to be realized.
We had tax effected state NOL carry-forwards of approximately $13.0 million as of December 31, 2019, which will expire between 2020 and 2039. The determination and utilization of these state NOL carry-forwards are dependent upon apportionment percentages and other respective state laws, which may change from year to year. As of December 31, 2019, approximately $6.5 million of our valuation allowance relates to certain state NOL carry-forwards that we estimate are not more likely than not to be realized. The remaining valuation allowance of approximately $0.1 million relates to foreign NOLs.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefit
Unrecognized tax benefit at the beginning of the period	$1,062	$937	$834
Gross increases - tax positions in prior period	373	125	103
Unrecognized tax benefit at the end of the period	$1,435	$1,062	$937

We analyzed filing positions in the federal, state, and foreign jurisdictions in which we are required to file income tax returns, as well as the open tax years in these jurisdictions. As of December 31, 2019, we recorded approximately $1.4 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. The Company has not accrued any penalties and interest for its unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Operations.
We are subject to taxation in the U.S. and various states and foreign jurisdictions. We have a number of federal and state income tax years still open for examination as a result of our net operating loss carry-forwards. Accordingly, we are subject to examination for both U.S. federal and some of the state tax returns for the years 2005 to present. For the remaining state, local, and foreign jurisdictions, with some exceptions, we are no longer subject to examination by tax authorities for years before 2016.
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
We have reported our financial performance based on our segments in both the current and prior periods. Our CODM determined that our operating segments for conducting business are: (a) Games and (b) FinTech:
•The Games segment provides solutions directly to gaming establishments to offer their patrons gaming entertainment- related experiences including: leased gaming equipment; sales of gaming equipment; gaming systems; interactive solutions; and ancillary products and services.
•The FinTech segment provides solutions directly to gaming establishments to offer their patrons cash access-related services and products, including: access to cash at gaming facilities via ATM cash withdrawals; credit card cash access transactions and POS debit card cash access transactions; check warranty services; kiosks for cash access and other services; self-service enrollment, player loyalty and marketing equipment; maintenance services; compliance, audit, and data software; casino credit data and reporting services, and other ancillary offerings.
Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we record depreciation and amortization expenses to the business segments.
Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.

The following tables present segment information (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Games
Revenue
Gaming operations	$188,874	$168,146	$148,654
Gaming equipment and systems	90,919	87,038	70,118
Gaming other	3,326	3,794	4,005
Total revenues	$283,119	$258,978	$222,777
Costs and expenses
Cost of revenues (1)
Gaming operations	18,043	17,603	15,741
Gaming equipment and systems	50,826	47,121	35,707
Gaming other	3,025	3,285	3,247
Cost of revenues	71,894	68,009	54,695
Operating expenses	61,522	57,244	42,780
Research and development	24,954	20,497	18,862
Depreciation	56,882	55,058	40,428
Amortization	57,491	55,099	57,060
Total costs and expenses	272,743	255,907	213,825
Operating income	$10,376	$3,071	$8,952
(1) Exclusive of depreciation and amortization.

	For the Year Ended December 31,
	2019	2018	2017
FinTech
Revenues (1)
Cash access services	$164,741	$156,806	$707,222
Equipment	37,865	20,977	13,258
Information services and other	47,502	32,754	31,691
Total revenues	$250,108	$210,537	$752,171
Costs and expenses
Cost of revenues (2)
Cash access services	14,236	9,717	572,880
Equipment	22,292	12,601	7,717
Information services and other	3,964	4,110	3,253
Cost of revenues	40,492	26,428	583,850
Operating expenses	100,662	85,054	76,155
Research and development	7,551	—	—
Depreciation	6,316	6,167	6,854
Amortization	11,446	10,146	12,445
Total costs and expenses	166,467	127,795	679,304
Operating income	$83,641	$82,742	$72,867
(1) On January 1, 2018, we adopted ASC 606 and our results prior to 2018 were not recast to reflect the new revenue recognition standard under the modified retrospective method. We previously reported costs and expenses related to our cash access services as a cost of revenues. Under ASC 606, such costs are reflected as reductions to cash access services revenues on a net basis of presentation.
(2) Exclusive of depreciation and amortization.

	For the Year Ended December 31,
	2019	2018	2017
Total Games and FinTech
Total revenues (1)	$533,227	$469,515	$974,948
Costs and expenses
Cost of revenues (2)	112,386	94,437	638,545
Operating expenses	162,184	142,298	118,935
Research and development	32,505	20,497	18,862
Depreciation	63,198	61,225	47,282
Amortization	68,937	65,245	69,505
Total costs and expenses	439,210	383,702	893,129
Operating income	$94,017	$85,813	$81,819
(1) On January 1, 2018, we adopted ASC 606 and our results prior to 2018 were not recast to reflect the new revenue recognition standard under the modified retrospective method. We previously reported costs and expenses related to our cash access services as a cost of revenues. Under ASC 606, such costs are reflected as reductions to cash access services revenues on a net basis of presentation.
(2) Exclusive of depreciation and amortization.

	At December 31,
	2019	2018
Total assets
Games	$902,888	$912,849
FinTech	726,335	635,412
Total assets	$1,629,223	$1,548,261
Major customers. For the years ended December 31, 2019, 2018, and 2017, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 14%, 22%, and 31% of our total revenue in 2019, 2018, and 2017, respectively.

19. SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The unaudited selected quarterly results of operations are as follows (in thousands, except for per share amounts)*.

	Quarter
	First	Second	Third	Fourth	Year
2019
Revenues	$123,775	$129,706	$134,569	$145,177	$533,227
Operating income	25,872	24,879	27,293	15,973	94,017
Net income (loss)	5,860	5,486	9,315	(4,144)	16,517
Basic earnings (loss) per share	$0.08	$0.08	$0.13	$(0.05)	$0.23
Diluted earnings (loss) per share	$0.08	$0.07	$0.12	$(0.05)	$0.21
Weighted average common shares outstanding
Basic	70,334	71,477	72,251	75,387	72,376
Diluted	75,256	79,158	79,125	75,387	79,235
2018
Revenues	$111,001	$118,682	$120,330	$119,502	$469,515
Operating income	24,491	22,597	21,510	17,215	85,813
Net income	4,609	1,475	2,069	4,203	12,356
Basic earnings per share	$0.07	$0.02	$0.03	$0.06	$0.18
Diluted earnings per share	$0.06	$0.02	$0.03	$0.06	$0.17
Weighted average common shares outstanding
Basic	68,686	69,203	69,750	70,196	69,464
Diluted	73,285	73,440	74,594	74,024	73,796

*	Rounding may cause variances.

20. SUBSEQUENT EVENTS
On January 6, 2020, Everi FinTech completed a partial redemption payment of approximately $84.5 million of aggregate principal with respect to the 2017 Unsecured Notes. The total outstanding balance of the 2017 Unsecured Notes following the partial redemption was approximately $290.5 million.
In February 2020, our Board of Directors authorized and approved a new share repurchase program granting us the authority to repurchase an amount not to exceed $10.0 million of outstanding Company common stock with no minimum number of shares that the Company is required to repurchase. This new repurchase program will commence in the first quarter of 2020 and authorizes us to buy our common stock from time to time in open market transactions, block trades or in private transactions in accordance with trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods, including compliance with the Company’s finance agreements. The share repurchase program is subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, and may be suspended or discontinued at any time without prior notice.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the reporting period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report on Form 10-K, the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report of Internal Control over Financial Reporting
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2019, utilizing the criteria described in the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2019.
Our independent registered public accounting firm, BDO USA, LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in the firm’s attestation report, which is included within Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Everi Holdings Inc. and subsidiaries
Las Vegas, Nevada
Opinion on Internal Control over Financial Reporting
We have audited Everi Holdings Inc. and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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
March 2, 2020

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information regarding our directors, executive officers, and certain corporate governance related matters including our Code of Business Conduct, Standards and Ethics is contained under the headings “Election of Directors,” “Executive Officers,” and “Board and Corporate Governance Matters,” and to the extent applicable, “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement to be filed with the SEC in connection with our 2020 annual meeting of stockholders (the “2020 Proxy Statement”) is incorporated herein by reference.
Item 11.  Executive Compensation.
The information regarding director compensation and executive officer compensation contained under the headings “Board and Corporate Governance Matters — 2019 Director Compensation” and “Executive Compensation,” respectively, in the 2020 Proxy Statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding share ownership contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2020 Proxy Statement is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information regarding director independence and related party transactions under the headings “Board and Corporate Governance Matters — Director Independence” and “Transactions with Related Persons,” respectively, in the 2020 Proxy Statement is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services.
The information regarding audit fees, audit-related fees, tax fees, all other fees, and the Audit Committee’s policies and procedures on pre-approval of audit and permissible non-audit services of independent auditors contained under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2020 Proxy Statement is incorporated herein by reference.

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

3.1
Amended and Restated Certificate of Incorporation of Everi Holdings (incorporated by reference to Exhibit 3.1 of Amendment No.1 Everi Holdings’ Registration Statement on Form S-1 (Registration No. 333-123514) filed with the SEC on May 26, 2005).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Everi Holdings (incorporated by reference to Exhibit 3.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on April 30, 2009).

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Everi Holdings (incorporated by reference to Exhibit 3.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on August 14, 2015).

3.4
Second Amended and Restated Bylaws of Everi Holdings (effective as of August 24, 2015) (incorporated by reference to Exhibit 3.2 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on August 14, 2015).

4.1
Indenture (and Form of 7.50% Senior Note due 2025 attached as Exhibit A thereto), dated as of December 5, 2017, by and among Everi FinTech, Everi Holdings, certain of its wholly owned subsidiaries, as guarantors, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on December 5, 2017).

4.2
First Supplemental Indenture, dated as of December 13, 2019, by and among Everi FinTech, Everi Holdings, certain of its wholly owned subsidiaries, as guarantors, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 1.2 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on December 17, 2019).

*4.3	Description of Securities.

10.1
Credit Agreement, dated as of May 9, 2017, among Everi FinTech, Everi Holdings, the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 9, 2017).

Exhibit Number	Exhibit Description
10.2
Security Agreement, dated as of May 9, 2017, among Everi FinTech, Everi Holdings, as a guarantor, the subsidiary guarantors party thereto, and Jefferies Finance LLC, as collateral agent, related to the Credit Agreement (incorporated by reference to Exhibit 10.2 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.3
Guaranty, dated May 9, 2017, by Everi Holdings, as a guarantor, and the subsidiary guarantors party thereto, in favor of the lenders party from time to time to the Credit Agreement and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.3 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 9, 2017).

10.4
First Amendment to Credit Agreement, dated November 13, 2017, among Everi FinTech, Everi Holdings, the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on November 13, 2017).

10.5
Agreement for Processing Services, dated as of August 20, 2013, by and between Columbus Data Services, LLC and Everi FinTech (incorporated by reference to Exhibit 10.10 of Everi Holdings’ Annual Report on Form 10-K filed with the SEC on March 15, 2016).

10.6
Sponsorship Agreement, dated February 11, 2011, between Everi FinTech and American State Bank (incorporated by reference to Exhibit 10.54 of Everi Holdings’ Annual Report on Form 10-K filed with the SEC on March 14, 2011).

†10.7	Everi Holdings 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K of Everi FinTech filed with the SEC on March 10, 2005).

†10.8
Form of Stock Option Award for Performance Price Vesting under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.9
Form of Stock Option Award for Cliff Vesting under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.10
Form of Stock Option Award for Non-Employee Directors under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.11
Form of Stock Option Award for Executives under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.12
Form of Stock Option Award for Employees under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.13	Everi Holdings Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 25, 2018).

†10.14
Form of Stock Option Agreement under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.15
Form of Stock Option Award (Performance-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.16
Form of Stock Option Award (Performance-Based) (Double-Trigger Acceleration) for Executives under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.17
Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.18
Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Executives under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.19
Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Employees under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

Exhibit Number	Exhibit Description

†10.20	Everi Holdings 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Everi Holdings’ Current Report on Form S-8 filed with the SEC on March 16, 2015).

†10.21	Amendment to the Holdings 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to Everi Holdings’ Current Report on Form S-8 filed with the SEC on March 16, 2015).

†10.22	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.23
Form of Stock Option Award (Performance-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.24
Form of Stock Option Award (Performance-Based) (Double-Trigger Acceleration) for Executives under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.25
Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.26
Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Executives under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.27
Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Employees under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.28
Form of Indemnification Agreement between Everi Holdings and each of its executive officers and directors (incorporated by reference to Exhibit 10.27 to Everi Holdings’ Registration Statement on Form S-1 (Registration No. 333-123514) filed with the SEC on March 22, 2005).

†10.29
Employment Agreement with Randy L. Taylor (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on August 5, 2014).

†10.30
Employment Agreement with David Lucchese (effective as of August 5, 2014) (incorporated by reference to Exhibit 10.2 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on August 5, 2014).

†10.31
First Amendment to Employment Agreement with David Lucchese (effective as of January 3, 2017) (incorporated by reference to Exhibit 10.47 of Everi Holdings’ Annual Report on Form 10-K filed with the SEC on March 14, 2017).

†10.32
Employment Agreement with Edward A. Peters (effective January 15, 2015) (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on January 22, 2015).

†10.33
Amended and Restated Employment Agreement with Michael Rumbolz (effective May 5, 2017) (incorporated by reference to Exhibit 10.4 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 9, 2017).

†10.34
Notice of Grant of Stock Option with Michael Rumbolz, dated February 13, 2016 (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on February 16, 2016).

†10.35
Form of Notice of Stock Option Award and Stock Option Award Agreement for Michael Rumbolz (effective August 30, 2010) (incorporated by reference to Exhibit 10.3 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on September 2, 2010).

10.36
Second Amendment to Credit Agreement, dated May 17, 2018, among Everi FinTech, Everi Holdings, the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 17, 2018).

†10.37
First Amendment to Amended and Restated Employment Agreement with Michael Rumbolz (effective February 1, 2019) (incorporated by reference to Exhibit 10.40 of Everi Holdings’ Annual Report on Form 10-K filed with the SEC on March 12, 2019).

Exhibit Number	Exhibit Description
†10.38
Notice of Grant of Restricted Stock Units (Time-Based) under the 2014 Equity Incentive Plan for Michael Rumbolz (effective February 1, 2019) (incorporated by reference to Exhibit 10.41 of Everi Holdings’ Annual Report on Form 10-K filed with the SEC on March 12, 2019).

†10.39	Employment Agreement with Dean A. Ehrlich (effective January 1, 2017) (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018).

†10.40
Form of Deferred Restricted Stock Units Agreement for Non-Employee Directors under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.41
Form of Notice of Grant of Deferred Restricted Stock Units for the Non-Employee Directors under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.42
Form of Deferred Restricted Stock Units Agreement for Non-Employee Directors under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.43
Form of Notice of Grant of Deferred Restricted Stock Units Agreement for Non-Employee Directors under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.44
Form of Restricted Stock Units Agreement under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.45
Form of Notice of Grant of Restricted Stock Units (Performance-Based) for Executives under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.46
Form of Notice of Grant of Restricted Stock Units (Time-Based) under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.47
Form of Notice of Grant of Restricted Stock Units (Time-Based) for Executives under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.48	Employment Agreement with Harper H. Ko (effective December 29, 2017) (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on May 7, 2019).

†10.49
Form of Indemnification Agreement between Everi Holdings and each of its executive officers and directors (incorporated by reference to Exhibit 10.2 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on May 7, 2019).

†10.50
Form of Notice of Grant of Restricted Stock Units (Performance-Based) for Executives under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 6, 2019).

10.51
Third Amendment to Credit Agreement, dated December 12, 2019, among Everi FinTech, Everi Holdings, the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 1.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on December 17, 2019).

*21.1	Subsidiaries of Everi Holdings.

*23.1	Consent of BDO USA, LLP.

*24.1	Power of Attorney (included on signature page).

*31.1
Certification of Chief Executive Officer of Everi Holdings in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2
Certification of Chief Financial Officer of Everi Holdings in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202.

Exhibit Number	Exhibit Description

*101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contracts or compensatory plans or arrangements.
+	Confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The confidential information has been omitted and filed separately with the SEC.

Item 16.  Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2020	EVERI HOLDINGS INC.

	By:	/s/ TODD A. VALLI
Todd A. Valli Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael D. Rumbolz, Randy L. Taylor, and Todd A. Valli and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL D. RUMBOLZ	President and Chief Executive Officer	March 2, 2020
Michael D. Rumbolz	(Principal Executive Officer) and Director

/s/ RANDY L. TAYLOR	Chief Financial Officer	March 2, 2020
Randy L. Taylor	(Principal Financial Officer)

/s/ TODD A. VALLI	Chief Accounting Officer	March 2, 2020
Todd A. Valli	(Principal Accounting Officer)

/s/ E. MILES KILBURN	Chairman of the Board and Director	March 2, 2020
E. Miles Kilburn

/s/ GEOFFREY P. JUDGE	Director	March 2, 2020
Geoffrey P. Judge

/s/ RONALD V. CONGEMI	Director	March 2, 2020
Ronald V. Congemi

/s/ EILEEN F. RANEY	Director	March 2, 2020
Eileen F. Raney

/s/ LINSTER W. FOX	Director	March 2, 2020
Linster W. Fox

/s/ MAUREEN T. MULLARKEY	Director	March 2, 2020
Maureen T. Mullarkey

/s/ ATUL BALI	Director	March 2, 2020
Atul Bali