Form 10-Q
period 2020-03-31
Everi Holdings Inc.
filed 2020-06-02
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 29, 2020, there were 85,321,497 shares of the registrant’s $0.001 par value per share common stock outstanding.

EXPLANATORY NOTE
The Company was unable to file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”), by the original deadline of May 11, 2020, without unreasonable effort or expense due to the outbreak of, and local, state, and federal governmental responses to, the Coronavirus Disease 2019 (“COVID-19”) pandemic.
The Company’s operations have experienced significant disruptions as a result of the circumstances surrounding the COVID-19 pandemic. The Company filed a Current Report on Form 8-K on April 21, 2020 supplementing the risk factors disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”), to address the impact of the COVID-19 pandemic on the Company. Such impacts include, but are not limited to, the institution of social distancing and sheltering-in-place requirements in many states and communities where the Company and its customers operate, resulting in: temporary closures of nearly all of the Company’s casino customers, significantly impacting demand for the Company’s products and services, as well as office closures, the furlough of approximately 80% of the Company’s employees, and the Company’s issuance of a work-from-home policy to protect its remaining employees and their families from potential virus transmission among co-workers. The office closures, employee furloughs, and work-from-home policy have, in turn, caused a delay in the preparation and filing of the Quarterly Report with a majority of the Company’s remaining employees working remotely to complete and file the Quarterly Report.
On March 4, 2020, the Securities and Exchange Commission issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934 (the “Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as superseded by a subsequent order (Release No. 34-88465) issued on March 25, 2020 (collectively, the “Order”). As previously disclosed in the Current Report on Form 8-K filed May, 4, 2020, for the reasons discussed above, the Company is relying on the Order to delay the filing of this Quarterly Report.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except earnings per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues
Games revenues
Gaming operations	$45,686	$44,286
Gaming equipment and systems	11,583	23,087
Gaming other	21	54
Games total revenues	57,290	67,427
FinTech revenues
Cash access services	36,973	40,832
Equipment	6,351	7,028
Information services and other	12,694	8,488
FinTech total revenues	56,018	56,348
Total revenues	113,308	123,775
Costs and expenses
Games cost of revenues(1)
Gaming operations	4,545	4,124
Gaming equipment and systems	6,824	12,529
Games total cost of revenues	11,369	16,653
FinTech cost of revenues(1)
Cash access services	3,555	2,697
Equipment	3,891	4,330
Information services and other	873	958
FinTech total cost of revenues	8,319	7,985
Operating expenses	39,272	34,648
Research and development	8,355	7,531
Depreciation	16,243	14,789
Amortization	19,324	16,297
Total costs and expenses	102,882	97,903
Operating income	10,426	25,872
Other expenses
Interest expense, net of interest income	17,499	20,400
Loss on extinguishment of debt	7,378	—
Total other expenses	24,877	20,400
(Loss) income before income tax	(14,451)	5,472
Income tax benefit	(997)	(388)
Net (loss) income	(13,454)	5,860
Foreign currency translation, net of tax	(1,958)	504
Comprehensive (loss) income	$(15,412)	$6,364

(1) Exclusive of depreciation and amortization.

	Three Months Ended March 31,
	2020	2019
(Loss) earnings per share
Basic	$(0.16)	$0.08
Diluted	$(0.16)	$0.08
Weighted average common shares outstanding
Basic	84,624	70,334
Diluted	84,624	75,256

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At March 31,	At December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$49,941	$289,870
Settlement receivables	1,897	70,282
Trade and other receivables, net of allowances for credit losses of $5,593 and $5,786 at March 31, 2020 and December 31, 2019, respectively	68,946	87,910
Inventory	39,347	26,574
Prepaid expenses and other current assets	26,991	27,896
Total current assets	187,122	502,532
Non-current assets
Property and equipment, net	127,042	128,869
Goodwill	681,508	681,635
Other intangible assets, net	265,690	279,187
Other receivables, net	15,499	16,661
Other assets	19,343	20,339
Total non-current assets	1,109,082	1,126,691
Total assets	$1,296,204	$1,629,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$11,440	$234,087
Accounts payable and accrued expenses	159,200	173,103
Total current liabilities	170,640	407,190
Non-current liabilities
Deferred tax liability, net	25,226	26,401
Long-term debt	1,041,650	1,108,078
Other accrued expenses and liabilities	14,339	33,566
Total non-current liabilities	1,081,215	1,168,045
Total liabilities	1,251,855	1,575,235
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized and 109,806 and 84,806 shares issued and outstanding at March 31, 2020, respectively, and 109,493 and 84,497 shares issued and outstanding at December 31, 2019, respectively	110	109
Additional paid-in capital	450,976	445,162
Accumulated deficit	(226,394)	(212,940)
Accumulated other comprehensive loss	(2,777)	(819)
Treasury stock, at cost, 25,000 and 24,996 shares at March 31, 2020 and December 31, 2019, respectively	(177,566)	(177,524)
Total stockholders’ equity	44,349	53,988
Total liabilities and stockholders’ equity	$1,296,204	$1,629,223

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(13,454)	$5,860
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	16,243	14,789
Amortization	19,324	16,297
Non-cash lease expense	1,056	983
Amortization of financing costs and discounts	854	890
Loss on sale or disposal of assets	87	513
Accretion of contract rights	2,170	2,122
Provision for bad debts	3,750	2,864
Deferred income taxes	(1,175)	(513)
Reserve for inventory obsolescence	362	441
Loss on extinguishment of debt	7,378	—
Stock-based compensation	2,483	1,773
Changes in operating assets and liabilities:
Settlement receivables	67,604	(175,748)
Trade and other receivables	15,846	(12,385)
Inventory	(13,131)	57
Other assets	856	(17,739)
Settlement liabilities	(221,832)	19,931
Other liabilities	(19,257)	27,677
Net cash used in operating activities	(130,836)	(112,188)
Cash flows from investing activities
Capital expenditures	(22,507)	(22,194)
Acquisitions, net of cash acquired	(10,000)	(20,000)
Proceeds from sale of property and equipment	30	33
Placement fee agreements	(585)	(5,329)
Net cash used in investing activities	(33,062)	(47,490)
Cash flows from financing activities
Borrowings under revolving credit facility	35,000	—
Repayments of unsecured notes	(89,619)	—
Repayments of credit facility	(13,500)	(2,050)
Fees associated with prepayment of debt	(6,491)	—
Proceeds from exercise of stock options	1,642	4,686
Treasury stock	(42)	(15)
Net cash (used in) provided by financing activities	(73,010)	2,621
Effect of exchange rates on cash and cash equivalents	(2,592)	(343)
Cash, cash equivalents and restricted cash
Net decrease for the period	(239,500)	(157,400)
Balance, beginning of the period	296,610	299,181
Balance, end of the period	$57,110	141,781
See notes to unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2020	2019
Supplemental cash disclosures
Cash paid for interest	$10,855	$12,470
Cash (refunded) paid for income tax, net	(78)	92
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$4,488	$3,209
Accrued and unpaid liabilities for acquisitions added during the year	—	27,556
Transfer of leased gaming equipment to inventory	5,529	4,673
Operating lease right-of-use assets obtained in exchange for new lease obligations	704	1,078

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Treasury Stock	Equity (Deficit)

Balance, January 1, 2019	95,100	$95	$298,929	$(229,457)	$(1,998)	$(176,464)	$(108,895)
Net income	—	—	—	5,860	—	—	5,860
Foreign currency translation	—	—	—	—	504	—	504
Stock-based compensation expense	—	—	1,773	—	—	—	1,773
Exercise of options	864	1	4,970	—	—	—	4,971
Restricted share vesting and withholding	2	—	—	—	—	(15)	(15)
Balance, March 31, 2019	95,966	$96	$305,672	$(223,597)	$(1,494)	$(176,479)	$(95,802)

Balance, January 1, 2020	109,493	$109	$445,162	$(212,940)	$(819)	$(177,524)	$53,988
Net loss	—	—	—	(13,454)	—	—	(13,454)
Foreign currency translation	—	—	—	—	(1,958)	—	(1,958)
Stock-based compensation expense	—	—	4,173	—	—	—	4,173
Exercise of options	298	1	1,641	—	—	—	1,642
Restricted share vesting and withholding	15	—	—	—	—	(42)	(42)
Balance, March 31, 2020	109,806	$110	$450,976	$(226,394)	$(2,777)	$(177,566)	$44,349

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In this filing, we refer to: (a) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements,” (b) our Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as our “Statements of Operations,” and (c) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets.”

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
Everi is a leading supplier of entertainment and technology solutions for the casino, interactive, and gaming industry. With a focus on both customers and players, Everi develops, sells, and leases games and gaming machines, gaming systems and services, and is an innovator and provider of core financial products and services, self-service player loyalty tools and promotion management software, and intelligence and regulatory compliance solutions. Everi’s mission is to provide casino operators with games that facilitate memorable player experiences, offer secure financial transactions for casinos and their patrons, and deliver software applications and self-service tools to improve casino operations’ efficiencies and fulfill regulatory compliance requirements.
Everi Holdings reports its results of operations based on two operating segments: Games and FinTech.
Everi Games provides gaming operators with gaming technology products and services, including: (a) gaming machines, primarily comprising Class II and Class III slot machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (b) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; and (c) business-to-consumer (“B2C”) and business-to-business (“B2B”) interactive gaming activities.
Everi FinTech provides gaming operators with financial technology products and services, including: (a) services and equipment that facilitate casino patrons’ self-service access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions and point-of-sale (“POS”) debit card purchase and cash access transactions; (b) check warranty services; (c) self-service player loyalty enrollment and marketing equipment, including promotion management software and tools; (d) software and services that improve credit decision making, automate cashier operations, and enhance patron marketing activities for gaming establishments; (e) equipment that provides cash access and other cash handling efficiency-related services; and (f) compliance, audit, and data solutions.
Impact of COVID-19 Pandemic
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility in the financial markets, increased unemployment levels, caused temporary, and in certain cases, closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments in March of this year, and as a result, our operations have experienced significant disruptions. In light of the COVID-19 pandemic, we have been affected by various measures, including, but not limited to: the institution of social distancing and sheltering-in-place requirements in many states and communities, which significantly impacted demand for our products and services, and which resulted in office closures, the furlough of approximately 80% of our employees, and the implementation of a work-from-home policy to protect our remaining employees and their families from potential virus transmission among co-workers.
The impact of the COVID-19 pandemic also exacerbates the risks disclosed in the Annual Report, including, but not limited to: our ability to comply with the terms of our indebtedness, our ability to generate revenues, earn profits and maintain adequate liquidity, our ability to service existing and attract new customers, maintain our overall competitiveness in the market, the potential for significant fluctuations in demand for our services, overall trends in the gaming industry impacting our business, as well as potential volatility in our stock price.
The impact of the COVID-19 pandemic on the Company’s operations, and significant and sustained decline in our stock price, qualified as a triggering event necessitating the evaluation of our long-lived assets and goodwill for indicators of impairment.

We conducted a qualitative interim impairment assessment as of March 31, 2020. See “Note 9 — Property and Equipment” and “Note 10 — Goodwill and Other Intangible Assets.”
Liquidity
While our revenues from January 2020 through the middle of March 2020 were on pace to potentially exceed the results from the same period in the prior year, the closure of casino properties in light of COVID-19 resulted in reductions in revenue and had a significant impact on our results of operations and financial condition.
In March 2020, we completed the full draw down of our available capacity of $35.0 million under the Revolving Credit Facility in order to improve our liquidity and preserve financial flexibility in light of the uncertainty in our industry and the global economy as a result of COVID-19 (as discussed and defined in “Note 12 — Long-Term Debt”).
In April 2020, we entered into a fourth amendment (the “Fourth Amendment”) to our existing Credit Agreement (as defined in “Note 12 — Long-Term Debt”), which among other things, amended our debt covenants to provide relief with respect to our senior secured leverage ratio (as discussed in “Note 19 — Subsequent Events”).
In April 2020, we also entered into a new credit agreement, which provides for a $125.0 million senior secured term loan, which is secured on a pari passu basis with the loans under our existing Credit Agreement. The entire amount was borrowed on the Closing Date (as discussed and defined in “Note 19 — Subsequent Events”).
We have implemented a range of actions to maintain balance sheet flexibility and preserve liquidity as a result of the business disruption caused by the rapid nationwide spread of COVID-19, including, but not limited to:
•The executive officers elected to accept the following reductions to their compensation during the pendency of the COVID-19 pandemic in order to better position the Company to withstand the challenging conditions that have caused global and domestic disruption in the current economic environment, such that: (a) the Chief Executive Officer will forgo 100% of his base salary compensation; (b) the President and Chief Operating Officer’s annual base salary will be reduced to $95,000; and (c) all other executive officers’ annual base salaries will be reduced to $110,000;
•The independent members of the Board of Directors of the Company elected to forgo 100% of their quarterly cash compensation for Board and related committee services;
•We furloughed approximately 80% of our staff;
•We reduced the salaries of those remaining non-executive employees anywhere from 15% to 70%;
•We suspended certain employee benefits, such as providing a Company match on 401(k) contributions;
•We implemented a remote working environment, including establishing a work-from-home policy for our employees;
•We cancelled or delayed material capital expenditures; and
•We suspended all share repurchases under our previously authorized repurchase program.
Government Relief
In late March 2020, the U.S. government enacted the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. We have taken advantage of the following components contained within the CARES Act:
•Employee Retention Payroll Tax Credit: We are applying a credit against payroll taxes for 50% of eligible employee wages paid or incurred from March 13, 2020 to December 31, 2020. This employee retention payroll tax credit would be provided for as much as $10,000 of qualifying wages for each eligible employee, including health benefits;
•Employer Social Security Tax Payment Deferral: We are deferring payment of the employer portion of the social security taxes due on remaining payments and from enactment of the CARES Act through December 31, 2020, with 50% due by December 31, 2021 and 50% due by December 31, 2022; and
•Alternative Minimum Tax (“AMT”) Credit Refund: We are applying for a refund of our AMT tax credits as the CARES Act affords us the ability to accelerate the recovery of such credits.

2.          BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
We evaluate the composition of our revenues to maintain compliance with SEC Regulation S-X Section 210.5-3, which requires us to separately present certain categories of revenues that exceed the quantitative threshold on our Statements of Operations.
Revenue Recognition
Overview
We evaluate the recognition of revenue based on the criteria set forth in Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers and ASC 842 — Leases, as appropriate. We recognize revenue upon transferring control of goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We enter into contracts with customers that include various performance obligations consisting of goods, services, or combinations of goods and services. Timing of the transfer of control varies based on the nature of the contract. We recognize revenue net of any sales and other taxes collected from customers, which are subsequently remitted to governmental authorities and are not included in revenues or operating expenses. We measure revenue based on the consideration specified in a contract with a customer and adjust it, as necessary.
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

The following table summarizes our contract assets and contract liabilities arising from contracts with customers:

	Three Months Ended March 31,
	2020	2019
Contract assets(1)
Balance at January 1 — current	$8,634	$5,199
Balance at January 1 — non-current	6,774	6,111
Total	15,408	11,310
Balance at March 31 — current	8,559	7,058
Balance at March 31 — non-current	6,902	7,040
Total	15,461	14,098
Increase	$53	$2,788
Contract liabilities(2)
Balance at January 1 — current	$29,150	$14,661
Balance at January 1 — non-current	354	809
Total	29,504	15,470
Balance at March 31 — current	31,226	23,892
Balance at March 31 — non-current	185	458
Total	31,411	24,350
Increase	$1,907	$8,880
(1)  The current portion of contract assets is included within trade and other receivables, net, and the non-current portion is included within other receivables, net in our Balance Sheets.
(2)  The current portion of contract liabilities is included within accounts payable and accrued expenses, and the non-current portion is included within other accrued expenses and liabilities in our Balance Sheets.
We recognized approximately $11.0 million and $6.1 million in revenue that was included in the beginning contract liability balance during the three months ended March 31, 2020 and 2019, respectively.
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
We recognize our Gaming Operations revenue based on criteria set forth in ASC 842 or ASC 606, as applicable. The amount of lease revenue included in our Gaming Operations revenues and recognized under ASC 842 was approximately $34.0 million and $33.8 million for the three months ended March 31, 2020 and 2019, respectively.

FinTech Revenues
Our FinTech products and services include solutions that we offer to gaming establishments to provide their patrons with cash access-related services, self-service player loyalty and marketing tools, and other information-related products and services. These solutions include: access to cash at gaming facilities via ATM cash withdrawals, credit card cash access transactions, and POS debit card purchase and cash access transactions; check warranty services; self-service ATMs and fully integrated kiosks and maintenance services; self-service player loyalty enrollment and marketing equipment, including promotion management software and tools; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings. We conduct our FinTech segment business based on results generated from the following major revenue streams: (a) Cash Access Services; (b) Equipment; and (c) Information Services and Other.
Equipment revenues are derived from the sale of our cash access and loyalty kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet the definition of a sales type or direct financing lease, which are accounted for under ASC 842. We did not have any new cash access kiosk and related equipment sales contracts accounted for under ASC 842 during the three months ended March 31, 2020 and 2019.
Restricted Cash
Our restricted cash primarily consists of: (a) funds held in connection with certain customer agreements; (b) deposits held in connection with a sponsorship agreement; (c) wide area progressive (“WAP”)-related restricted funds; and (d) Internet-related cash access activities. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended March 31, 2020.

	Classification on our Balance Sheets	At March 31, 2020	At December 31, 2019
Cash and cash equivalents	Cash and cash equivalents	$49,941	$289,870
Restricted cash - current	Prepaid expenses and other current assets	7,068	6,639
Restricted cash - non-current	Other assets	101	101
Total		$57,110	$296,610
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of the long-term accounts payable is estimated by discounting the total obligation using the appropriate interest rate. As of March 31, 2020 and December 31, 2019, the fair value of trade and loans receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
March 31, 2020
Term loan	2	$589,614	$735,500
Senior unsecured notes	2	$216,890	$285,381
Revolving credit facility	2	$28,058	$35,000
December 31, 2019
Term loan	2	$753,494	$749,000
Senior unsecured notes	2	$401,738	$375,000

The term loan, senior unsecured notes, and revolving credit facility were reported at fair value using Level 2 inputs based on quoted market prices for these securities.
Reclassification of Prior Year Balances
Reclassifications were made to the prior-period Financial Statements to conform to the current period presentation where applicable.
Recent Accounting Guidance
Recently Adopted Accounting Guidance

Standard	Description	Date of Adoption	Effect on Financial Statements
ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments	This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.	January 1, 2020
This guidance primarily impacts our trade and other receivables, including those related to revenues from contracts with customers that may contain contract assets with respect to performance obligations that are satisfied for which the customers have not yet been invoiced. We adopted this guidance using the modified retrospective method. The adoption of ASC 326 did not have a material effect on our Financial Statements and did not result in a cumulative-effect adjustment. Refer to “Note 6 — Trade and Other Receivables” for further discussion.

ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
	This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).	January 1, 2020	The adoption of this ASU did not have a material effect on our Financial Statements or on our disclosures.
Recent Accounting Guidance Not Yet Adopted

Standard	Description	Date of Planned Adoption	Effect on Financial Statements
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This ASU simplifies the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and adds guidance to reduce the complexity of applying Topic 740.	January 1, 2021	We are currently evaluating the impact of adopting this ASU on our Financial Statements and our disclosures; however, we do not expect the impact to be material.
We do not anticipate recently issued accounting guidance to have a significant impact on our Financial Statements as of March 31, 2020.

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
Operating lease right-of-use (“ROU”) assets and liabilities are recognized based on the present value of minimum lease payments over the expected lease term at commencement date. Lease expense is recognized on a straight-line basis over the expected lease term. Our lease arrangements have both lease and non-lease components, and we have elected the practical expedient to account for the lease and non-lease elements as a single lease.
Certain of our lease arrangements contain options to renew with terms that generally have the ability to extend the lease term to a range of approximately 1 to 10 years. The exercise of lease renewal options is generally at our sole discretion. The expected lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such option. The depreciable life of leased assets and leasehold improvements are limited by the expected term of such assets, unless there is a transfer of title or purchase option reasonably certain to be exercised.
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
Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At March 31, 2020	At December 31, 2019
Assets
Operating lease ROU assets	Other assets, non-current	$11,779	$12,257
Liabilities(1)
Current operating lease liabilities	Accounts payable and accrued expenses	$6,033	$5,824
Non-current operating lease liabilities	Other accrued expenses and liabilities	$8,720	$9,628
(1) The amount of operating lease liabilities recorded on our Balance Sheets upon the adoption of ASC 842 on January 1, 2019 was approximately $18.0 million.
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for long- and short-term leases	$1,788	$1,704
Operating lease ROU assets obtained in exchange for lease obligations(1)	$704	$15,132	(2)
(1) The amounts exclude amortization for the period.
(2) The amount includes approximately $14.1 million of operating lease ROU assets obtained in exchange for existing lease obligations due to the adoption of ASC 842.
Other information related to lease terms and discount rates is as follows:

	At March 31, 2020	At December 31, 2019
Weighted average remaining lease term (in years)	3.15	2.96
Weighted average discount rate	5.25%	5.25%

Components of lease expense, which are included in operating expenses, are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease Cost:
Operating lease cost	$1,372	$944
Variable lease cost	$445	$439
Maturities of lease liabilities are summarized as follows as of March 31, 2020 (in thousands):

Year Ending December 31,	Amount
2020 (excluding the three months ended March 31, 2020)	$4,978
2021	5,416
2022	3,122
2023	1,529
2024	564
Thereafter	328
Total future minimum lease payments	$15,937
Amount representing interest	1,184
Present value of future minimum lease payments	$14,753
Current operating lease obligations	6,033
Long-term lease obligations	$8,720
Lessor
We generate lease revenues primarily from our gaming operations activities, and the majority of our leases are month-to-month leases. Under these arrangements, we retain ownership of the electronic gaming machines (“EGMs”) installed at customer facilities. We receive recurring revenues based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. Such revenues are generated daily and are limited to the lesser of the net win per day generated by the leased gaming equipment or the fixed daily fee and the lease payments that have been collected from the lessee. Certain of our leases have terms and conditions with options for a lessee to purchase the underlying assets. The cost of property and equipment the Company is leasing to third-parties as of March 31, 2020 is approximately $212.9 million, which includes accumulated depreciation of approximately $118.7 million.
We did not have any new sales transactions that qualified for sales-type lease accounting treatment during the three months ended March 31, 2020 and 2019. Our interest income recognized in connection with sales-type leases executed in the prior periods is immaterial.
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At March 31, 2020	At December 31, 2019
Assets
Net investment in sales-type leases — current	Trade and other receivables, net	$873	$874
Net investment in sales-type leases — non-current	Other receivables	$1,070	$1,288

4.          BUSINESS COMBINATIONS
We had no material acquisitions for the three months ended March 31, 2020.

Atrient, Inc.
On March 8, 2019, we acquired certain assets of Atrient, Inc. (“Atrient” or the “Seller”), a privately held company that develops and distributes hardware and software applications to gaming operators to enhance gaming patron loyalty, pursuant to an asset purchase agreement. Under the terms of the asset purchase agreement, we paid the Seller $20.0 million at the closing of the transaction and an additional $10.0 million during the three months ended March 31, 2020 with another $10.0 million being due two years following the date of closing. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and were included in accounts payable and accrued expenses as of March 31, 2020 and accounts payable and accrued expenses and other accrued expenses and liabilities as of December 31, 2019.
In addition to the cash payments, we have recorded approximately $9.0 million in contingent consideration liabilities based upon the achievement of certain revenue targets with a maximum payout of up to $10.0 million. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and are remeasured each reporting period. The inputs used to measure the fair value of our liabilities are categorized as Level 3 in the fair value hierarchy. Contingent consideration liabilities as of March 31, 2020 and December 31, 2019 were approximately $9.5 million and $9.4 million, respectively, and were included in accounts payable and accrued expenses and other accrued expenses and liabilities of our Balance Sheets as of March 31, 2020 and December 31, 2019, respectively.
Micro Gaming Technologies, Inc.
On December 24, 2019, we acquired certain assets of Micro Gaming Technologies, Inc. (“MGT”), a privately held company that develops and distributes kiosks and software applications to gaming patrons to enhance patron loyalty, in an asset purchase agreement. The acquired assets consist of existing contracts with gaming operators, technology, and intellectual property intended to allow us to provide gaming operators with self-service patron loyalty functionality delivered through stand-alone kiosk equipment and a marketing platform that manages and delivers gaming operators marketing programs through these patron interfaces. This acquisition further expands our financial technology player loyalty offerings within our FinTech segment. Under the terms of the asset purchase agreement, we paid MGT $15.0 million at the closing of the transaction and per the original agreement, additional $5.0 million was due by April 1, 2020 with a final payment of $5.0 million due two years following the date of closing. In light of the COVID-19 pandemic, we entered into an amendment to the asset purchase agreement allowing us to remit the additional $5.0 million by July 1, 2020 with a final payment of $5.0 million due by July 1, 2021. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and were included in accounts payable and accrued expenses and other accrued expenses and liabilities as of March 31, 2020 and December 31, 2019 for current and non-current portions, respectively. The total consideration for this acquisition will be approximately $25.0 million. The acquisition did not have a significant impact on our results of operations or financial condition.
The estimates and assumptions incorporated in accounting for the transaction included the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as the Company finalizes its purchase price accounting. The significant items for which a final fair value has not been determined include, but are not limited to: the valuation and estimated useful lives of intangible assets, contract liabilities, including deferred and unearned revenues, and deferred income taxes. We do not expect our fair value determinations to materially change; however, there may be differences between the amounts recorded at the closing date of the transaction and the final fair value analysis, which we expect to complete no later than the fourth quarter of 2020.
The financial results included in our Statements of Operations for the three months ended March 31, 2020 reflected revenues of approximately $2.6 million attributed to the MGT business. Due to the integration of the acquired business into our existing player loyalty operations during the current period, presentation of net income contributed by MGT is impracticable. Acquisition-related costs incurred during the three months ended March 31, 2020 were not material.
The unaudited pro forma financial data with respect to the revenue and earnings as if the MGT acquisition occurred on January 1, 2019 would reflect revenues of approximately $127.3 million and net income of approximately $5.7 million for the three months ended March 31, 2019.

5.          FUNDING AGREEMENTS
We have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Operations, were approximately $1.5 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balances of ATM cash utilized by us from these third-parties were approximately $141.6 million and $292.6 million as of March 31, 2020 and December 31, 2019, respectively.
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
We are responsible for any losses of cash in the ATMs under this agreement, and we self-insure for this type of risk. There were no losses for the three months ended March 31, 2020 and 2019.
6.          TRADE AND OTHER RECEIVABLES
Trade and other receivables represent short-term credit granted to customers and long-term loans receivable in connection with our Games and FinTech equipment and compliance products. Trade and loans receivable generally do not require collateral. The balance of trade and loans receivable consists of outstanding balances owed to us by gaming establishments. Other receivables include income tax receivables and other miscellaneous receivables.
The balance of trade and other receivables consisted of the following (in thousands):

	At March 31,	At December 31,
	2020	2019
Trade and other receivables, net
Games trade and loans receivable	$32,905	$51,651
FinTech trade and loans receivable	23,376	23,723
Contract assets	15,461	15,408
Insurance settlement receivable(1)	7,650	7,650
Other receivables	3,110	3,977
Net investment in sales-type leases	1,943	2,162
Total trade and other receivables, net	84,445	104,571
Non-current portion of receivables
Games trade and loans receivable	(544)	(1,018)
FinTech trade and loans receivable	(6,983)	(7,581)
Contract assets	(6,902)	(6,774)
Net investment in sales-type leases	(1,070)	(1,288)
Total non-current portion of receivables	(15,499)	(16,661)
Total trade and other receivables, current portion	$68,946	$87,910
(1) Refer to “Note 13 — Commitments and Contingencies” for a discussion on the insurance settlement receivable.
Allowance for Credit Losses
As discussed in “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies,” we adopted ASC 326 effective January 1, 2020 using the modified retrospective approach such that the new guidance applies to the reporting periods following the adoption date with prior period presentation not being impacted. The adoption of ASC 326 did not have a material impact on our Financial Statements and did not result in a cumulative-effect adjustment as of the adoption date. Our operations were not significantly impacted, both for short- and long-term accounts receivable, due to the following:
•Our FinTech business acts as a merchant of record for settlement transactions for our cash access related customers wherein cash is held by the Company; therefore, we generally have the ability to withhold the necessary funds from customers to satisfy the outstanding receivables associated with equipment, information and other products and services.
•Our Games business sells EGMs to gaming establishments on a relatively short-term basis and collections are reasonably certain based on historical experience, financial stability of our customers, and lack of concentration of our receivables. The material portion of long-term loans receivable balance is fully collateralized, and therefore, does not represent a risk of credit loss. The risk of credit loss is further reduced by the fact that both segments generally share the same top customers such that sales made by the Games business to the existing FinTech customers are secured by our ability to withhold the necessary funds through the FinTech revenue arrangements.
We continually evaluate the collectability of outstanding balances and maintain an allowance for credit losses related to our trade and other receivables and notes receivable that have been determined to have a high risk of uncollectability, which represents our best estimates of the current expected credit losses to be incurred in the future. To derive our estimates, we analyze historical collection trends and changes in our customer payment patterns, current and expected conditions and market trends along with our operating forecasts, concentration, and creditworthiness when evaluating the adequacy of our allowance for credit losses. In addition, with respect to our check warranty receivables, we are exposed to risk for the losses associated with warranted items that cannot be collected from patrons issuing these items. We evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the current expected credit losses related to these receivables. The provision for doubtful accounts receivable is included within operating expenses and the check warranty loss reserves are included within cash access services cost of revenues in the Statements of Operations.
The activity in our allowance for credit losses for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
Beginning allowance for credit losses	$(5,786)	$(6,425)
Provision	(3,750)	(2,865)
Charge-offs and recoveries	3,943	3,009
Ending allowance for credit losses	$(5,593)	$(6,281)

7.          INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead, and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.
Inventory consisted of the following (in thousands):

	At March 31,	At December 31,
	2020	2019
Inventory
Component parts, net of reserves of $2,224 and $2,007 at March 31, 2020 and December 31, 2019, respectively	$27,306	$24,864
Work-in-progress	925	94
Finished goods	11,116	1,616
Total inventory	$39,347	$26,574

8.          PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets include the balance of prepaid expenses, deposits, debt issuance costs on our Revolving Credit Facility (defined herein), restricted cash, operating lease ROU assets, and other assets. The current portion of these assets is included in prepaid expenses and other current assets and the non-current portion is included in other assets, both of which are contained within the Balance Sheets.
The balance of the current portion of prepaid expenses and other assets consisted of the following (in thousands):

	At March 31,	At December 31,
	2020	2019
Prepaid expenses and other current assets
Prepaid expenses	$15,256	$11,272
Restricted cash(1)	7,068	6,639
Deposits	3,286	8,501
Other	1,381	1,484
Total prepaid expenses and other current assets	$26,991	$27,896
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for discussion on the composition of the restricted cash balance.
The balance of the non-current portion of other assets consisted of the following (in thousands):

	At March 31,	At December 31,
	2020	2019
Other assets
Operating lease ROU assets	$11,779	$12,257
Prepaid expenses and deposits	6,943	7,378
Debt issuance costs of revolving credit facility	411	460
Other	210	244
Total other assets	$19,343	$20,339

9.          PROPERTY AND EQUIPMENT
Property and equipment consists of the following (dollars in thousands):

		At March 31, 2020			At December 31, 2019
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-4	$212,924	$118,687	$94,237	$196,571	$106,888	$89,683
Rental pool - undeployed	2-4	29,966	22,745	7,221	31,901	22,970	8,931
FinTech equipment	3-5	29,364	21,974	7,390	29,947	22,114	7,833
Leasehold and building improvements	Lease Term	12,198	8,589	3,609	11,815	8,150	3,665
Machinery, office, and other equipment	2-5	46,179	31,594	14,585	48,860	30,103	18,757
Total		$330,631	$203,589	$127,042	$319,094	$190,225	$128,869
Depreciation expense related to property and equipment totaled approximately $16.2 million and $14.8 million for the three months ended March 31, 2020 and 2019, respectively.
We review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Interim Assessment for Impairment of Property and Equipment
We identified a potential indicator of impairment for our property and equipment as a result of the COVID-19 pandemic. As our operations have experienced significant disruptions and revenue reductions and we have been impacted by various measures discussed in “Note 1 — Business,” we revised our cash flow projections to reflect the current economic environment, including the uncertainty surrounding the nature, timing, and extent of reopening of our casino customers. The results of our interim assessment indicated no impairment of our property and equipment as of March 31, 2020.
To the extent new facts and circumstances arise in light of COVID-19, we expect to revise our cash flow projections accordingly as our estimates of future cash flows are highly dependent upon certain assumptions, including, but not limited to, the amount and timing of the economic recovery globally, nationally, and specifically within the gaming industry. More specifically, given the significant degree of uncertainty with respect to the timing of the reopening of casino properties throughout North America and the resulting demand from patrons that visit these gaming establishments, we may need to further adjust our assumptions and determine the impacts to our property and equipment, accordingly.
Furthermore, the evaluation of impairment of property and equipment requires the use of estimates about future operating results. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations. The estimates of expected future cash flows require significant judgment and are based on assumptions we determined to be reasonable; however, they are unpredictable and inherently uncertain, including, estimates of future growth rates, operating margins, and assumptions about the overall economic climate as well as the competitive environment within which we operate. There can be no assurance that our estimates and assumptions made for purposes of our impairment assessments as of the time of evaluation will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated growth rates are not correct, we may be required to record impairment charges in future periods, whether in connection with our normal review procedures periodically, or earlier, if an indicator of an impairment is present prior to such evaluation.
10.          GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $681.5 million and $681.6 million at March 31, 2020 and December 31, 2019, respectively.
We test our goodwill for impairment on October 1 each year by conducting the “Step 1” analysis, which requires a comparison of the carrying amount of each reporting unit to its estimated fair value, or more frequently if the events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.
Other Intangible Assets
Other intangible assets consist of the following (dollars in thousands):

		At March 31, 2020			At December 31, 2019
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	3-7	$58,516	$23,058	$35,458	$58,516	$20,888	$37,628
Customer contracts	3-14	71,975	50,716	21,259	71,975	49,477	22,498
Customer relationships	3-7	231,100	110,825	120,275	231,100	105,584	125,516
Developed technology and software	1-6	314,265	228,627	85,638	314,343	224,274	90,069
Patents, trademarks, and other	2-18	19,682	16,622	3,060	19,682	16,206	3,476
Total		$695,538	$429,848	$265,690	$695,616	$416,429	$279,187
Amortization expense related to other intangible assets was approximately $19.3 million and $16.3 million for the three months ended March 31, 2020 and 2019, respectively.
We paid approximately $0.6 million and $5.6 million in placement fees for the three months ended March 31, 2020 and 2019, respectively. The payment for the three months ended March 31, 2019 included approximately $0.3 million of imputed interest.

We evaluate our other intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
Interim Assessment for Impairment of Goodwill and Other Intangible Assets
The impact of the COVID-19 pandemic on the Company’s operations, and significant and sustained decline in our stock price, qualified as a triggering event during the three months ended March 31, 2020 and accordingly, management performed a review of potential indicators of impairment for the carrying amount of goodwill at each of our reporting units and other intangible assets. Our operations have experienced significant disruptions and revenue reductions and we have been impacted by various measures discussed in “Note 1 — Business.” We conducted a qualitative interim impairment assessment as of March 31, 2020, which included an evaluation of our revised cash flow projections to reflect the current economic environment, including the uncertainty surrounding the nature, timing, and extent of reopening of our casino customers, and assessed the amount of cushion for each of the reporting units in the 2019 impairment test. We determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount as of March 31, 2020. Therefore, an interim quantitative impairment test of our goodwill at the reporting unit level was not required to be performed. In addition, the results of our interim assessment indicated no impairment of our other intangible assets as of March 31, 2020.
We continue to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill and other intangible assets. To the extent new facts and circumstances arise in light of the impact of the COVID-19 pandemic on the Company’s operations, we expect to revise our cash flow projections accordingly as our estimates of future cash flows are highly dependent upon certain assumptions, including, but not limited to, the amount and timing of the economic recovery globally, nationally, and specifically within the gaming industry. More specifically, given the significant degree of uncertainty with respect to the timing of the reopening of casino properties throughout North America and the resulting demand from patrons that visit these gaming establishments, we may need to further adjust our assumptions and we may be required to perform a quantitative test for impairment for our goodwill and other intangible assets in future periods.
Furthermore, the evaluation of impairment of goodwill and other intangible assets requires the use of estimates about future operating results. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations. The estimates of expected future cash flows require significant judgment and are based on assumptions we determined to be reasonable; however, they are unpredictable and inherently uncertain, including, estimates of future growth rates, operating margins, and assumptions about the overall economic climate as well as the competitive environment within which we operate. There can be no assurance that our estimates and assumptions made for purposes of our impairment assessments as of the time of evaluation will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments, or anticipated growth rates are not correct, we may be required to record non-cash impairment charges in future periods, whether in connection with our normal review procedures periodically, or earlier, if an indicator of an impairment is present prior to such evaluation.

11.          ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (in thousands):

	At March 31,	At December 31,
	2020	2019
Accounts payable and accrued expenses
Trade accounts payable	$63,752	$78,627
Contract liabilities	31,226	29,150
Litigation accrual(1)	14,000	14,000
Contingent consideration and acquisition-related liabilities(2)	23,954	14,902
Accrued interest	6,450	1,347
Operating lease liabilities	6,033	5,824
Payroll and related expenses	5,122	18,058
Cash access processing and related expenses	3,923	5,511
Other	2,924	3,253
Accrued taxes	1,816	1,846
Placement fees	—	585
Total accounts payable and accrued expenses	$159,200	$173,103
(1) Refer to “Note 13 — Commitments and Contingencies” for discussion on this legal matter.
(2) Refer to “Note 4 — Business Combinations” for discussion on the contingent consideration and acquisition-related liabilities.
12.          LONG-TERM DEBT
The following table summarizes our outstanding indebtedness (in thousands):

	Maturity	Interest	At March 31,	At December 31,
	Date	Rate	2020	2019
Long-term debt
$820 million Term Loan Facility	2024	LIBOR+2.75%	$735,500	$749,000
$35 million Revolving Credit Facility	2022	LIBOR+4.50%	35,000	—
Senior Secured Credit Facilities			770,500	749,000
$375 million 2017 Unsecured Notes	2025	7.50%	285,381	375,000
Total debt			1,055,881	1,124,000
Debt issuance costs and discount			(14,231)	(15,922)
Total long-term debt after debt issuance costs and discount			$1,041,650	$1,108,078
Senior Secured Credit Facilities
Our Senior Secured Credit Facilities consist of an $820.0 million, seven-year senior secured term loan facility (the “Term Loan Facility”), and a $35.0 million, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) provided for under our credit agreement with Everi FinTech, as borrower, and Everi Holdings with the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (the “Credit Agreement”).
In March 2020, we completed the full draw down of our available capacity of $35.0 million under the Revolving Credit Facility in order to improve our liquidity and preserve financial flexibility in light of the uncertainty in our industry and the global economy as a result of COVID-19. In accordance with the terms of the Revolving Credit Facility, the proceeds from this borrowing are being used for working capital, general corporate purposes and other permitted uses.
The Term Loan Facility and the Revolving Credit Facility had an applicable weighted average interest rate of 4.43% and 5.73%, respectively, for the three months ended March 31, 2020.

Senior Unsecured Notes
In December 2017, we issued $375.0 million in aggregate principal amount of 7.50% Senior Unsecured Notes due 2025 (the “2017 Unsecured Notes”) under an indenture (the “2017 Notes Indenture”), dated December 5, 2017, among Everi FinTech (as issuer), Everi Holdings and certain of its direct and indirect domestic subsidiaries as guarantors, and Deutsche Bank Trust Company Americas, as trustee. Interest on the 2017 Unsecured Notes accrues at a rate of 7.50% per annum and is payable semi-annually in arrears on each June 15 and December 15 since June 15, 2018.
In January 2020, we completed a partial redemption payment of approximately $84.5 million of aggregate principal with respect to the 2017 Unsecured Notes. In March 2020, we completed an open market repurchase of approximately $5.1 million of aggregate principal with respect to the 2017 Unsecured Notes. The total outstanding balance of the 2017 Unsecured Notes following the redemption and repurchase transactions was approximately $285.4 million. We incurred a loss on extinguishment of debt of approximately $7.4 million, which consisted of a $6.3 million redemption premium related to the satisfaction and redemption of a portion of the 2017 Unsecured Notes, and non-cash charges for the accelerated amortization of the related debt issuance costs of approximately $1.1 million.
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the Senior Secured Credit Facilities as of March 31, 2020. Refer to “Note 19 — Subsequent Events” for updates to our debt covenant requirements in connection with the execution of the Fourth Amendment to our Credit Agreement on April 21, 2020.
We were in compliance with the terms of the 2017 Unsecured Notes as of March 31, 2020.
13.          COMMITMENTS AND CONTINGENCIES
We are involved in various legal proceedings in the ordinary course of our business. While we believe resolution of the claims brought against us, both individually and in the aggregate, will not have a material adverse impact on our financial condition or results of operations, though litigation of this nature is inherently unpredictable. Our views on these legal proceedings, including those described below, may change in the future. We intend to vigorously defend against these actions, and ultimately believe we should prevail.
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
We have accrued approximately $14.0 million for the legal contingencies in connection with Fair and Accurate Credit Transactions Act (“FACTA”)-related matters based on ongoing settlement negotiations with various parties. We expect to recover within the next year approximately $7.7 million of the amount accrued from certain of our insurance providers, for which we recorded an insurance settlement receivable included within trade and other receivables, net on our Balance Sheets, as recovery is deemed to be probable. In addition, we are seeking relief from a certain other carrier, Peleus Insurance Company, pursuant to the provisions of our policy; however, we have not recorded any amounts with respect to this specific insurance carrier as there have been no commitments, settlements or determinations entered into as of the date of this periodic filing.
FACTA-related matters:
Geraldine Donahue, et. al. v. Everi FinTech, et. al. (“Donahue”), is a putative class action matter filed on December 12, 2018, in Circuit Court of Cook County, Illinois County Division, Chancery Division. The original defendant was dismissed and the Company was substituted as the defendant on April 22, 2019. Plaintiff, on behalf of himself and others similarly situated, alleges that Everi FinTech and the Company (a) have violated certain provisions of FACTA by their failure, as agent to the original defendant, to properly truncate patron credit card numbers when printing cash access receipts as required under FACTA, and (b) have been unjustly enriched through the charging of service fees for transactions conducted at the original defendant’s facilities. Plaintiff seeks an award of statutory damages, attorney’s fees, and costs. The parties have reached an agreement in principle for settlement of this matter, which will include the settlement and resolution of all the FACTA-related matters pending against the Company and Everi FinTech. The settlement requires court approval, which the parties are in the process of working to obtain.
Oneeb Rehman, et. al. v. Everi FinTech and Everi Holdings, was a putative class action matter pending in the U.S. District Court for the Southern District of Florida, Ft. Lauderdale Division filed on October 16, 2018. The original defendant was dismissed and the Company was substituted as the defendant on April 22, 2019. Plaintiff, on behalf of himself and others similarly situated, alleged that Everi FinTech and the Company (a) had violated certain provisions of FACTA by their failure, as agent to the original defendant, to properly truncate patron credit card numbers when printing cash access receipts as required under FACTA, and (b) had been unjustly enriched through the charging of service fees for transactions conducted at the original defendant’s facilities. Plaintiff sought an award of statutory damages, attorney’s fees, and costs. This matter has been dismissed in anticipation of court approval of the settlement in Donahue.
Mat Jessop, et. al. v. Penn National Gaming, Inc., was a putative class action matter filed on October 15, 2018, pending in the U.S. District Court for the Middle District of Florida, Orlando Division. Everi FinTech was added as a defendant on December 21, 2018. Penn National Gaming, Inc. (“Penn National”) was dismissed by the Court with prejudice on October 28, 2019, leaving only claims against Everi FinTech. Plaintiff, on behalf of himself and others similarly situated, alleged that Everi FinTech had been unjustly enriched through the charging of service fees for transactions conducted at Penn National facilities. Plaintiff sought injunctive relief against both parties, and an award of statutory damages, attorney’s fees, and costs. This matter has been dismissed in anticipation of court approval of the settlement in Donahue.
Everi Payments Inc. and Everi Holdings Inc. v Peleus Insurance Company is a civil action filed by the Company on January 28, 2020, pending in the District Court, Clark County, Nevada alleging defendant breached its contractual obligations under an excess insurance policy when it denied the Company coverage of the FACTA-related matters described above. Everi FinTech and the Company are seeking actual and consequential damages for breach of contract, costs, attorney’s fees, and other fees and expenses incurred by Everi FinTech and the Company, up to and including amounts related to the settlement in Donahue.
NRT matter:
NRT Technology Corp., et. al. v. Everi Holdings Inc., et. al., is a civil action filed on April 30, 2019 against the Company and Everi FinTech in the United States District Court for the District of Delaware by NRT Technology Corp. and NRT Technology, Inc., alleging monopolization of the market for unmanned, integrated kiosks in violation of federal antitrust laws, fraudulent procurement of patents on functionality related to such unmanned, integrated kiosks and sham litigation related to prior litigation brought by Everi FinTech (operating as Global Cash Access Inc.) against the plaintiff entities. Plaintiffs seek compensatory damages, trebled damages, and injunctive and declaratory relief. We are currently unable to determine the probability of the outcome of this legal matter or estimate the range of reasonably possible loss, if any.
In addition, we have commitments with respect to certain lease obligations discussed in “Note 3 — Leases” and installment payments under our asset purchase agreements discussed in “Note 4 — Business Combinations.”
14.          STOCKHOLDERS’ EQUITY
In February 2020, our Board of Directors authorized and approved a new share repurchase program granting us the authority to repurchase an amount not to exceed $10.0 million of outstanding Company common stock with no minimum number of shares that the Company is required to repurchase. This new repurchase program commenced in the first quarter of 2020 and authorizes us to buy our common stock from time to time in open market transactions, block trades or in private transactions in accordance with trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods, including compliance with the Company’s finance agreements. The share repurchase program is subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, and may be suspended or discontinued at any time without prior notice. In light of COVID-19, we have suspended all share repurchases under the repurchase program and no repurchases occurred during the quarter.

15.          WEIGHTED AVERAGE COMMON SHARES
The weighted average number of shares of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted average shares
Weighted average number of common shares outstanding - basic	84,624	70,334
Potential dilution from equity awards(1)	—	4,922
Weighted average number of common shares outstanding - diluted(1)	84,624	75,256
(1)  We were in a net loss position for the three months ended March 31, 2020, and therefore, no potential dilution from the application of the treasury stock method was applicable. The potential dilution excludes the weighted average effect of equity awards to purchase approximately 0.2 million and 6.7 million shares of common stock for the three months ended March 31, 2020 and 2019, respectively, as the application of the treasury stock method, as required, makes them anti-dilutive.
16.          SHARE-BASED COMPENSATION
Equity Incentive Awards
Generally, we grant the following types of awards: (a) time-based options; (b) market-based options; (c) time-based restricted stock; and (d) restricted stock units (“RSUs”) with either time- or performance-based criteria. We estimate forfeiture amounts based on historical patterns.
A summary of award activity is as follows (in thousands):

	Stock Options Granted	Restricted Stock Units Granted
Outstanding, December 31, 2019	11,969	3,451
Granted	—	275
Exercised options or vested shares	(298)	(15)
Canceled or forfeited	(12)	(13)
Outstanding, March 31, 2020	11,659	3,698
There are approximately 2.5 million awards of our common stock available for future equity grants under our existing equity incentive plans.
Stock Options
Our time-based stock options granted under our equity plans generally vest at a rate of 25% per year on each of the first four anniversaries of the option grant dates, and expire after a ten year period.
Our market-based options granted in 2017 under our 2014 Equity Incentive Plan (as amended and restated effective May 22, 2018, the “Amended and Restated 2014 Plan”) and our 2012 Equity Incentive Plan (as amended, the “2012 Plan”) vest at a rate of 25% per year on each of the first four anniversaries of the grant date, provided that as of the vesting date for each vesting tranche, the closing price of our shares on the New York Stock Exchange is at least a specified price hurdle, defined as a 25% premium to the closing stock price on the grant date. If the price hurdle is not met as of the vesting date for a vesting tranche, then it shall vest and become vested shares on the last day of a period of 30 consecutive trading days during which the closing price is at least the price hurdle. These options expire after a ten year period.
There were no market-based or time-based option awards granted during the three months ended March 31, 2020 and 2019.

The following table presents the options activity for the three months ended March 31, 2020:

	Number of Options (in thousands)	Weighted Average Exercise Price (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	11,969	$5.06	5.5	$100,143
Granted	—
Exercised	(298)	$5.50
Canceled or forfeited	(12)	$4.56
Outstanding, March 31, 2020	11,659	$5.05	5.3	$4,359
Vested and expected to vest, March 31, 2020	11,548	$5.07	5.3	$4,336
Exercisable, March 31, 2020	9,933	$5.43	5.1	$3,038
As stated above, we had no options granted during the three months ended March 31, 2020 and 2019. The total intrinsic value of options exercised was approximately $1.3 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively.
There was approximately $1.1 million in unrecognized compensation expense related to options expected to vest as of March 31, 2020. This cost was expected to be recognized on a straight-line basis over a weighted average period of 0.7 years. We recorded approximately $0.7 million in non-cash compensation expense related to options granted that were expected to vest as of March 31, 2020. We received approximately $1.6 million in cash from the exercise of options for the three months ended March 31, 2020.
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
Restricted Stock Units
The fair value of each RSU grant is based on the market value of our common stock at the time of grant.
The time-based RSUs generally vest at a rate of 25% per year on each of the first four anniversaries of the grant dates.
The following table presents our RSU awards activity for the three months ended March 31, 2020:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Life Remaining (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	3,451	$9.05	1.7	$46,342
Granted	275	$8.06
Vested	(15)	$7.31
Forfeited	(13)	$9.52
Outstanding, March 31, 2020	3,698	$8.98	1.4	$12,201
Vested and expected to vest, March 31, 2020	2,800	$8.91	1.2	$9,241
There were approximately 0.3 million and 0.1 million shares of RSU awards granted for the three months ended March 31, 2020 and 2019, respectively. There were approximately 14,624 and 2,084 RSU awards that vested during the three months ended March 31, 2020 and 2019, respectively.
There was approximately $12.7 million and $6.4 million in unrecognized compensation expense related to RSU awards expected to vest as of March 31, 2020 and 2019, respectively. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.2 years and 2.8 years as of March 31, 2020 and 2019, respectively. We recorded approximately $1.8 million and $0.8 million in non-cash compensation expense related to the RSU awards during the three months ended March 31, 2020 and 2019, respectively.

17.          INCOME TAXES
The income tax benefit reflected an effective income tax rate of 6.9% for the three months ended March 31, 2020, which was less than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance due to book loss incurred during the period, partially offset by certain indefinite lived deferred tax assets that can be offset against our indefinite lived deferred tax liabilities. The income tax benefit reflected an effective income tax rate of negative 7.1% for the three months ended March 31, 2019, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets, the benefit from stock option exercises and the benefit from a research credit.
We have analyzed filing positions in all of the federal, state, and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of March 31, 2020, we recorded approximately $1.4 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. We have not accrued any penalties and interest for our unrecognized tax benefits. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Operations.
For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. Our projection of certain indefinite lived deferred tax assets affecting the valuation allowance is particularly dependent upon current and anticipated future revenue and cash outflows. However, the operations of our main customers remain closed as a result of the COVID-19 pandemic and we could be impacted by unanticipated developments or by events beyond our control. Future changes to estimates used in this projection could result in material changes in the annual effective tax rate with a corresponding impact on the provision for income taxes.
As discussed in “Note 1 — Business,” in late March 2020, the CARES Act was enacted in light of the COVID-19 pandemic. We are taking advantage of the various income and payroll tax provisions in the CARES Act and are continuing to analyze its impact in our tax accounts.
18.          SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group (the “CODM”). Our CODM consists of the Chief Executive Officer, the President and Chief Operating Officer, and the Chief Financial Officer. Our CODM allocates resources and measures profitability based on our operating segments, which are managed and reviewed separately, as each represents products and services that can be sold separately to our customers. Our segments are monitored by management for performance against our internal forecasts.
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
Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.

The following tables present segment information (in thousands):

	Three Months Ended March 31,
	2020	2019
Games
Revenues
Gaming operations	$45,686	$44,286
Gaming equipment and systems	11,583	23,087
Gaming other	21	54
Total revenues	$57,290	$67,427
Costs and expenses
Cost of revenues(1)
Gaming operations	4,545	4,124
Gaming equipment and systems	6,824	12,529
Cost of revenues	11,369	16,653
Operating expenses	14,805	14,667
Research and development	6,195	5,847
Depreciation	14,728	13,374
Amortization	15,585	13,782
Total costs and expenses	62,682	64,323
Operating (loss) income	$(5,392)	$3,104
(1) Exclusive of depreciation and amortization.

	Three Months Ended March 31,
	2020	2019
FinTech
Revenues
Cash access services	$36,973	$40,832
Equipment	6,351	7,028
Information services and other	12,694	8,488
Total revenues	$56,018	$56,348
Costs and expenses
Cost of revenues(1)
Cash access services	3,555	2,697
Equipment	3,891	4,330
Information services and other	873	958
Cost of revenues	8,319	7,985
Operating expenses	24,467	19,981
Research and development	2,160	1,684
Depreciation	1,515	1,415
Amortization	3,739	2,515
Total costs and expenses	40,200	33,580
Operating income	$15,818	$22,768
(1)  Exclusive of depreciation and amortization.

	At March 31,	At December 31,
	2020	2019
Total assets
Games	$878,472	$902,888
FinTech	417,732	726,335
Total assets	$1,296,204	$1,629,223
Major Customers. No single customer accounted for more than 10% of our revenues for the three months ended March 31, 2020 and 2019. Our five largest customers accounted for approximately 15% and 16% of our revenues for the three months ended March 31, 2020 and 2019, respectively.
19.          SUBSEQUENT EVENTS
On April 21, 2020, we entered into the Fourth Amendment to our existing Credit Agreement, which among other things: (a) permits the incurrence of incremental equivalent debt subject to a 4.50:1.00 Consolidated Secured Leverage Ratio (as defined in the Credit Agreement) for calculation periods prior to December 31, 2021; and (b) amends the consolidated secured leverage ratio covenant, including to remove the maximum consolidated secured leverage ratio for the quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 and to change the computation methodology of the consolidated leverage ratio for the quarters ending March 31, 2021, June 30, 2021, and September 30, 2021.
On April 21, 2020 (the “Closing Date”), we entered into a new credit agreement, dated as of April 21, 2020 (the “Incremental Term Loan Credit Agreement”), which provides for a $125.0 million senior secured term loan (the “Incremental Term Loan”), which is secured on a pari passu basis with the loans under our existing Credit Agreement. The entire amount of the Incremental Term Loan was borrowed on April 21, 2020.
The Incremental Term Loan matures May 9, 2024. The interest rate per annum applicable to the Incremental Term Loan will be, at Everi FinTech’s option, the Eurodollar rate plus 10.50% or the base rate plus 9.50%.
Voluntary prepayments of the Incremental Term Loan prior to the two-year anniversary of the Closing Date will be subject to a make-whole premium, and voluntary prepayments for the six-month period thereafter will be subject to a prepayment premium of 1.00% of the principal amount repaid.
The Incremental Term Loan Credit Agreement contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with our affiliates. The Incremental Term Loan Credit Agreement also requires us, together with our subsidiaries, to comply with a maximum consolidated secured leverage ratio, except that no such requirement shall apply for the quarters ending June 30, 2020, September 30, 2020, and December 31, 2020.
Upon the issuance of the Incremental Term Loan on April 21, 2020, we also issued warrants to Sagard Credit Partners, LP and Sagard Credit Partners (Cayman), LP (collectively, “Sagard”) to acquire 184,670 and 40,330 shares of our common stock with an exercise price equal to $5.37 per share. The warrants expire on the fifth anniversary of the date of issuance. The number of shares issuable pursuant to the warrants and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, recapitalization, mergers and certain other events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this filing, we refer to: (a) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements,” (b) our Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as our “Statements of Operations,” (c) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets,” and (d) our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “Results of Operations.”
Cautionary Information Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “goal,” “target,” “future,” “estimate,” “expect,” “anticipate,” “intend,” “aim to,” “plan,” “believe,” “seek,” “project,” “may,” “should,” “designed to,” or “will” and similar expressions to identify forward-looking statements. Examples of forward-looking statements include, among others, statements regarding trends, developments, and uncertainties impacting our business, as well as statements regarding expectations for the re-opening of casinos including the related public health confidence and availability of discretionary spending income of casino patrons and its ability to withstand the current disruption, to further product innovation, to address customer needs in the new operating environment, to regain revenue, earnings, and cash flow momentum and to enhance shareholder value in the long-term. Forward-looking statements are subject to additional risks and uncertainties, including those set forth under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our current and periodic reports filed with the Securities and Exchange Commission (the “SEC”), including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), and are based on information available to us on the date hereof. Such risks and uncertainties could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: our ability to generate profits in the future and to create incremental value for shareholders; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions consistent with our forecasts in order to achieve future growth; our ability to execute on key initiatives and deliver ongoing improvements; expectations regarding growth for the Company’s installed base and daily win per unit; expectations regarding placement fee arrangements; inaccuracies in underlying operating assumptions; the impact of the ongoing Coronavirus Disease 2019 (“COVID-19”) global pandemic on our business, operations and financial condition, including (a) actions taken by federal, state, tribal and municipal governmental and regulatory agencies to contain the COVID-19 public health emergency or mitigate its impact, (b) the direct and indirect economic effects of COVID-19 and measures to contain it, including directives, orders or similar actions by federal, state, tribal and municipal governmental and regulatory agencies to regulate freedom of movement and business operations such as travel restrictions, border closures, business closures, limitations on public gatherings, quarantines and shelter-in-place orders as well as re-opening guidance related to capacity restrictions for casino operations, social distancing, hygiene and re-opening safety protocols, and (c) potential adverse reactions or changes to employee relationships in response to the furlough and salary reduction actions taken in response to COVID-19; changes in global market, business, and regulatory conditions arising as a result of the COVID-19 global pandemic; our history of net losses and our ability to generate profits in the future; our substantial leverage and the related covenants that restrict our operations; our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures; our ability to withstand unanticipated impacts of a pandemic outbreak of uncertain duration; our ability to withstand the loss of revenue during the closure of our customers’ facilities; our ability to maintain our current customers; expectations regarding customers’ preferences and demands for future product and service offerings; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to comply with the Europay, MasterCard, and Visa global standard for cards equipped with security chip technology; our ability to successfully introduce new products and services, including third-party licensed content; gaming establishment and patron preferences; failure to control product development costs and create successful new products; anticipated sales performance; our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises; national and international economic and industry conditions; changes in gaming regulatory, card association, and statutory requirements; regulatory and licensing difficulties; changes in global market, business and regulatory conditions arising as a result of the COVID-19 global pandemic; competitive pressures and changes in the competitive environment; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; technological obsolescence and our ability to adapt to evolving technologies; our ability to comply with our debt covenants and service outstanding debt; employee turnover; and other statements that are not historical facts. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized.

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
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report and the information included in our other press releases, reports, and other filings with the SEC. Understanding the information contained in these filings is important in order to fully understand our reported financial results and our business outlook for future periods.
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

Everi Games provides gaming operators with gaming technology products and services, including: (a) gaming machines, primarily comprising Class II and Class III slot machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (b) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; (c) business-to-consumer (“B2C”) and business-to-business (“B2B”) interactive gaming activities.
Everi FinTech provides gaming operators with financial technology products and services, including: (a) services and equipment that facilitate casino patron’s self-service access to cash at gaming facilities via Automated Teller Machine (“ATM”) cash withdrawals, credit card cash access transactions and point-of-sale (“POS”) debit card purchase and cash access transactions; (b) check warranty services; (c) self-service player loyalty enrollment and marketing equipment, including promotion management software and tools; (d) software and services that improve credit decision making, automate cashier operations, and enhance patron marketing activities for gaming establishments; (e) equipment that provides cash access and other cash handling efficiency-related services; and (f) compliance, audit, and data solutions.
Impact of COVID-19 Pandemic
Overall
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility in the financial markets, increased unemployment levels, caused temporary, and in certain cases, closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments, and as a result, our operations have experienced significant disruptions. In light of the COVID-19 pandemic, we have been affected by various measures, including, but not limited to: the institution of social distancing and sheltering-in-place requirements in many states and communities, which significantly impacted demand for our products and services, and which resulted in office closures, the furlough of approximately 80% of our employees, and the implementation of a work-from-home policy to protect our remaining employees and their families from potential virus transmission among co-workers. In addition, we withdrew our annual 2020 financial guidance.
The impact of the COVID-19 pandemic also exacerbates the risks disclosed in our Annual Report, including, but not limited to: our ability to comply with the terms of our indebtedness, our ability to generate revenues, earn profits and maintain adequate liquidity, our ability to service existing and attract new customers, maintain our overall competitiveness in the market, the potential for significant fluctuations in demand for our services, overall trends in the gaming industry impacting our business, as well as potential volatility in our stock price.
Results of Operations and Financial Condition
Our operations began to experience revenue reductions in the last few weeks of March 2020 as a result of the circumstances surrounding the COVID-19 pandemic, which have impacted our overall results of operations and financial condition.

With respect to our Games business: (a) gaming operations revenues were slightly higher in the first quarter of 2020 as compared to the same period in the prior year; however, given the closure of nearly all casino properties in March 2020, revenues precipitously declined in the last few weeks of the quarter due to patrons no longer being able to access casinos; and (b) sales of electronic gaming machines from January 2020 through the middle of March 2020 were on pace to be consistent with the same period in the prior year; however, given the closure of casino properties, these sales decreased significantly in the last few weeks of the quarter as our customers attempted to address the implementation of state-wide social distancing and business closure requirements.
With respect to our FinTech business: (a) cash access services from January 2020 through the middle of March 2020 were on pace to exceed the results from the same period in the prior year; however, given the closure of casino properties, as described above, these services significantly decreased as patrons were no longer able to access our services; (b) sales of equipment, including, but not limited to full-service kiosks, jackpot kiosks and related offerings, including our player loyalty kiosks, were on pace with the results from the same period in the prior year; however, these sales decreased significantly in the last few weeks of the quarter as our customers attempted to address the implementation of state-wide social distancing and business closure requirements; and (c) information services and other revenues were higher in the first quarter of 2020 as compared to the same period in the prior year, primarily due to a full quarter of player loyalty results from the acquisitions of certain assets from Atrient, Inc. (“Atrient”) and Micro Gaming Technologies, Inc. (“MGT”) in 2019; however, given the closure of casino properties, revenues from these services decreased significantly in the last few weeks of the quarter due to the implementation of state-wide social distancing and business closure requirements discussed above.
With respect to our financial condition, the COVID-19 pandemic had varying levels of impact to certain components of net working capital balances at March 31, 2020. Our trade accounts receivable increased as customers delayed payments on certain outstanding balances, our settlement receivables and settlement liabilities decreased as these amounts fully settled for those customers who closed their casinos, finished goods inventory increased as certain completed EGMs could not be delivered for our installed base due to casino closures and other planned sales were either delayed or canceled by customers, accounts payable and accrued liabilities increased as we made the decision to defer payment to preserve cash balances, as compared to the prior year. In addition, the balance of our cash and cash equivalents is highly dependent upon the timing of settlement and changes in our settlement receivables and the timing of payments to customers related to our settlement liabilities. As such, our cash and cash equivalents can change substantially based upon the timing of our receipt of payments for settlement receivables and payments we make to customers for our settlement liabilities.
Liquidity
In March 2020, we completed the full draw down of our available capacity of $35.0 million under our five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in order to improve our liquidity and preserve financial flexibility in light of the uncertainty in our industry and the global economy as a result of COVID-19. In accordance with the terms of the Revolving Credit Facility, the proceeds from this borrowing are being used for working capital, general corporate purposes and other permitted uses.
In April 2020, we entered into a fourth amendment (the “Fourth Amendment”) to our existing credit agreement with Everi FinTech, as borrower, and Everi Holdings with the lenders party thereto and Jefferies Financial LLC, as administrative agent, collateral agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (the “Credit Agreement,”) which among other things: (a) permits the incurrence of incremental equivalent debt subject to a 4.50:1.00 consolidated secured leverage ratio, as defined in the Credit Agreement, for calculation periods prior to December 31, 2021; and (b) amends the consolidated secured leverage ratio covenant, including to remove the maximum consolidated secured leverage ratio for the quarters ending June 30, 2020, September 30, 2020, and December 31, 2020 and to change the computation methodology of the consolidated leverage ratio for the quarters ending March 31, 2021, June 30, 2021, and September 30, 2021.
On April 21, 2020 (the “Closing Date”), we entered into a new credit agreement (the “Incremental Term Loan Credit Agreement”), which provides for a $125.0 million senior secured term loan (the “Incremental Term Loan”), which is secured on a pari passu basis with the loans under our existing Credit Agreement. The entire amount of the Incremental Term Loan was borrowed on the Closing Date in order to improve our liquidity and preserve financial flexibility in light of the uncertainty in our industry and the global economy as a result of COVID-19. The proceeds are being used for working capital, general corporate purposes, or other uses permitted by the Incremental Term Loan Credit Agreement.
As of March 31, 2020, our cash and cash equivalents were approximately $49.9 million and net cash available, a non-GAAP measure defined as cash and cash equivalents plus settlement receivables less settlement liabilities, was approximately $40.4 million. This amount excludes the cash from borrowings under our Incremental Term Loan.
In addition, we have implemented a range of actions to maintain balance sheet flexibility and preserve liquidity as a result of the business disruption caused by the rapid nationwide spread of COVID-19, including, but not limited to:

•The executive officers elected to accept the following reductions to their compensation during the pendency of the COVID-19 pandemic in order to better position the Company to withstand the challenging conditions that have caused global and domestic disruption in the current economic environment, such that: (a) the Chief Executive Officer will forgo 100% of his base salary compensation; (b) the President and Chief Operating Officer’s annual base salary will be reduced to $95,000; and (c) all other executive officers’ annual base salaries will be reduced to $110,000;
•The independent members of the Board of Directors of the Company elected to forgo 100% of their quarterly cash compensation for Board and related committee services;
•We furloughed approximately 80% of our staff;
•We reduced the salaries of those remaining non-executive employees anywhere from 15% to 70%;
•We suspended certain employee benefits, such as providing a Company match on 401(k) contributions;
•We implemented a remote working environment, including establishing a work-from-home policy for our employees;
•We cancelled or delayed material capital expenditures; and
•We suspended all share repurchases under our previously authorized repurchase program.
While revenues from January 2020 through the middle of March 2020 increased as compared to the same period in the prior year, given the closure of casino properties since mid-March 2020 in light of COVID-19, our revenues and the associated workload has been reduced to near zero. With limited visibility as to when all of our customers will reopen for business, we have implemented the decisive actions above as appropriate for the current level of business and to prepare us to withstand what we currently anticipate to be a prolonged period of minimal industry activity. Consequently, we believe these measures are the appropriate steps to preserve our liquidity and manage our business in the current environment and immediate future. We expect these to be temporary, prudent steps designed to position us to address the disruption caused by the COVID-19 pandemic and will be prepared to support our customers once they begin to reopen their facilities.
As indicated by the limited number of casinos that have reopened in May 2020 or announced plans to reopen in June 2020, most of which have been located in tribal and regional commercial jurisdictions, our customers are implementing protocols intended to protect their patrons and guests from potential COVID-19 exposure and re-establish customer confidence in the gaming and hospitality industry. These measures may include enhanced sanitization, public gathering limitations of less than 50% of casino capacity, patron social distancing requirements, limitations on casino operations, which include disabling EGMs, and face mask and temperature check requirements for patrons. Certain common attractions at these casinos may remain closed, including restaurants, bars and other food and beverage outlets, as well as table games, spas and pools. These measures will likely limit the number of patrons that are able to attend these venues and may slow the pace at which demand for our products and services begins to rebound, if at all, following the period of full closures. Additionally, many of our customers in various jurisdictions, including the New York Lottery, have not yet announced planned reopening dates. Initial data from these few casino reopenings indicate there may be a strong demand for gaming, with news reports of casino patrons waiting in long lines to enter and better-than-expected gaming revenue returning to the casinos; however, it is uncertain whether these revenue trends will continue as more casinos reopen, whether casino patrons will continue to find this new casino environment appealing, whether these health and safety protocols are sufficient to rebuild consumer confidence, when certain jurisdictions will lift existing shelter-in-place orders to permit casinos to reopen, and there may be similar unknown risks that will directly impact the rate of recovery of the gaming industry. As a result, we continue to monitor and manage liquidity levels and evaluate available capital resource alternatives on acceptable terms to provide additional financial flexibility.
Government Relief
In late March 2020, the U.S. government enacted the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. We have taken advantage of the following components contained within the CARES Act:
•Employee Retention Payroll Tax Credit: We are applying a credit against payroll taxes for 50% of eligible employee wages paid or incurred from March 13, 2020 to December 31, 2020. This employee retention payroll tax credit would be provided for as much as $10,000 of qualifying wages for each eligible employee, including health benefits;
•Employer Social Security Tax Payment Deferral: We are deferring payment of the employer portion of the social security taxes due on remaining payments and from enactment of the CARES Act through December 31, 2020, with 50% due by December 31, 2021 and 50% due by December 31, 2022; and
•Alternative Minimum Tax (“AMT”) Credit Refund: We are applying for a refund of our AMT tax credits as the CARES Act affords us the ability to accelerate the recovery of such credits.

Other Items Impacting Comparability of Results of Operations
Our financial statements included in this report reflect the following transactions during the first quarter of 2020, exclusive of the impact of COVID-19:
•Our loyalty solutions reflected a full quarter of results of operations from of our acquisitions of certain assets from Atrient and MGT in 2019, whereas the same period in the prior year, only included the results of operations for a few weeks of activity associated with the initial acquisition of certain assets from Atrient that occurred in March 2019.
•We completed a partial redemption payment of approximately $84.5 million of aggregate principal with respect to the 7.50% Senior Unsecured Notes due 2025 previously issued in December 2017 (the “2017 Unsecured Notes”) and an open market repurchase of approximately $5.1 million of aggregate principal with respect to the 2017 Unsecured Notes. The total outstanding principal balance of the 2017 Unsecured Notes following the redemption and repurchase transactions was approximately $285.4 million. We incurred a loss on extinguishment of debt of approximately $7.4 million, which consisted of a $6.3 million redemption premium related to the satisfaction and redemption of a portion of the 2017 Unsecured Notes, and non-cash charges for the accelerated amortization of debt issuance costs of approximately $1.1 million.
•The income tax benefit increased by approximately $0.6 million, or 157%, to approximately $1.0 million for the three months ended March 31, 2020, as compared to approximately $0.4 million in the same period in the prior year. The income tax benefit reflected an effective income tax rate of 6.9% for the three months ended March 31, 2020, which was less than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance due to book loss incurred during the period, partially offset by certain indefinite lived deferred tax assets that can be offset against our indefinite lived deferred tax liabilities. The income tax benefit reflected an effective income tax rate of negative 7.1% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets, the benefit from stock option exercises, and the benefit from a research credit.
As a result of these events, together with the impacts of COVID-19, our results of operations and earnings per share in the periods covered by our Financial Statements may not be directly comparable.
Trends and Developments Impacting our Business
In addition to the factors discussed above, we refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends and Developments Impacting our Business” in our Annual Report, which is incorporated herein by reference.
Operating Segments
We report our financial performance based on two operating segments: (a) Games and (b) FinTech. For additional information on our segments, see “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” and “Note 18 — Segment Information” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.

Results of Operations
Three months ended March 31, 2020 compared to three months ended March 31, 2019
The following table presents our Results of Operations as reported for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 (amounts in thousands)*:

	Three Months Ended
	March 31, 2020		March 31, 2019		2020 vs 2019
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$45,686	41%	$44,286	36%	$1,400	3%
Gaming equipment and systems	11,583	10%	23,087	18%	(11,504)	(50)%
Gaming other	21	—%	54	—%	(33)	(61)%
Games total revenues	57,290	51%	67,427	54%	(10,137)	(15)%
FinTech revenues
Cash access services	36,973	32%	40,832	33%	(3,859)	(9)%
Equipment	6,351	6%	7,028	6%	(677)	(10)%
Information services and other	12,694	11%	8,488	7%	4,206	50%
FinTech total revenues	56,018	49%	56,348	46%	(330)	(1)%
Total revenues	113,308	100%	123,775	100%	(10,467)	(8)%
Costs and expenses
Games cost of revenues(1)
Gaming operations	4,545	4%	4,124	3%	421	10%
Gaming equipment and systems	6,824	6%	12,529	10%	(5,705)	(46)%
Games total cost of revenues	11,369	10%	16,653	13%	(5,284)	(32)%
FinTech cost of revenues(1)
Cash access services	3,555	3%	2,697	2%	858	32%
Equipment	3,891	3%	4,330	3%	(439)	(10)%
Information services and other	873	1%	958	1%	(85)	(9)%
FinTech total cost of revenues	8,319	7%	7,985	6%	334	4%
Operating expenses	39,272	36%	34,648	29%	4,624	13%
Research and development	8,355	7%	7,531	6%	824	11%
Depreciation	16,243	14%	14,789	12%	1,454	10%
Amortization	19,324	17%	16,297	13%	3,027	19%
Total costs and expenses	102,882	91%	97,903	79%	4,979	5%
Operating income	10,426	9%	25,872	21%	(15,446)	(60)%
Other expenses
Interest expense, net of interest income	17,499	15%	20,400	16%	(2,901)	(14)%
Loss on extinguishment of debt	7,378	7%	—	—%	7,378	100%
Total other expenses	24,877	22%	20,400	16%	4,477	22%
(Loss) income before income tax	(14,451)	(13)%	5,472	4%	(19,923)	(364)%
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Three Months Ended
	March 31, 2020		March 31, 2019		2020 vs 2019
	$	%	$	%	$	%
Income tax benefit	(997)	(1)%	(388)	—%	(609)	157%
Net (loss) income	$(13,454)	(12)%	$5,860	5%	$(19,314)	(330)%
* Rounding may cause variances.
Revenues
Total revenues decreased by approximately $10.5 million, or 8%, to approximately $113.3 million for the three months ended March 31, 2020, as compared to the same period in the prior year. This was primarily due to the impact of COVID-19, and the closure of casino properties at the end of the quarter, on our Games and FinTech revenues described below. Games revenues decreased by approximately $10.1 million, or 15%, to approximately $57.3 million for the three months ended March 31, 2020, as compared to the same period in the prior year. This was primarily due to a decline in the sale of gaming machines in our gaming equipment and systems revenues, partially offset by an increase in the installed base of leased games as a result of higher demand for our premium units and average daily win per unit for these machines in our gaming operations revenues. FinTech revenues were relatively consistent and decreased by approximately $0.3 million, or 1%, to approximately $56.0 million for the three months ended March 31, 2020, as compared to the same period in the prior year. This was primarily due to increases from our information services and other revenues in connection with the player loyalty solutions that were available for the full first quarter of 2020 due to our acquisitions of certain assets from Atrient and MGT in 2019, as compared to the same period in the prior year, which included only limited activity as a result of the acquisition of certain assets from Atrient in March 2019. This was mostly offset by reduced dollar and transaction volumes that impacted our cash access services revenues and a decline in the sale of equipment revenues due to the impact of the COVID-19 pandemic.
Costs and Expenses
Total costs and expenses increased by approximately $5.0 million, or 5%, to approximately $102.9 million for the three months ended March 31, 2020, as compared to the same period in the prior year. This was primarily due to the impact of COVID-19 on our Games and FinTech costs and expenses described below. Games cost of revenues decreased by approximately $5.3 million, or 32%, to approximately $11.4 million for the three months ended March 31, 2020, as compared to the same period in the prior year. This was primarily due to a decline in the sale of gaming machines in light of COVID-19 and the closure of casino properties. FinTech cost of revenues increased by approximately $0.3 million, or 4%, to approximately $8.3 million for the three months ended March 31, 2020, as compared to the same period in the prior year. This was primarily due to higher check warranty expenses, partially offset by decreased equipment variable cost of revenues from a decline in the sale of FinTech equipment in light of COVID-19 and the closure of casino properties.
Operating expenses increased by approximately $4.6 million, or 13%, to approximately $39.3 million for the three months ended March 31, 2020, as compared to the same period in the prior year. This was primarily due to the operating expenses associated with the loyalty operations acquired in 2019, the impacts of losses on foreign exchange transactions related to the repatriation of cash from certain of our foreign jurisdictions, non-cash stock compensation expenses and legal fees for our FinTech segment in light of COVID-19. This increase was partially offset by lower operating expenses associated with our Games segment in light of the closure of our customers and our own limited operations due to COVID-19.

Research and development costs increased by approximately $0.8 million, or 11%, to approximately $8.4 million for the three months ended March 31, 2020, as compared to the same period in the prior year. This was primarily due to higher payroll and related costs incurred by our FinTech segment and a reduction in capitalized research and development costs for our Games segment.
Depreciation increased by approximately $1.5 million, or 10%, to approximately $16.2 million for the three months ended March 31, 2020, as compared to the same period in the prior year. This was primarily due to an increase in the installed base of lease gaming machines placed in service for our Games segment.
Amortization increased by approximately $3.0 million, or 19%, to approximately $19.3 million for the three months ended March 31, 2020, as compared to the same period in the prior year. The increase was primarily due to the amortization of the intangible assets acquired in connection with the player loyalty business for our FinTech segment.

Primarily as a result of the factors described above in light of COVID-19, operating income decreased by approximately $15.4 million, or 60%, to approximately $10.4 million for the three months ended March 31, 2020, as compared to the same period in the prior year. The operating margin was 9% for the three months ended March 31, 2020 compared to 21% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $2.9 million, or 14%, to approximately $17.5 million for the three months ended March 31, 2020, as compared to the same period in the prior year. This was primarily due to the repayment of debt and higher interest income during the period, partially offset by an adjustment to interest expense in connection with the accretion of interest related to the acquisition of certain assets from Atrient and MGT in 2019.
Loss on extinguishment of debt was approximately $7.4 million for the three months ended March 31, 2020 as a result of the redemption and repurchase transactions related to the 2017 Unsecured Notes.
Income tax benefit increased by approximately $0.6 million, or 157%, to approximately $1.0 million for the three months ended March 31, 2020, as compared to the same period in the prior year. The income tax benefit reflected an effective income tax rate of 6.9% for the three months ended March 31, 2020, which was less than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance due to book loss incurred during the period, partially offset by certain indefinite lived deferred tax assets that can be offset against our indefinite lived deferred tax liabilities. The income tax benefit reflected an effective income tax rate of negative 7.1% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets, the benefit from stock option exercises, and the benefit from a research credit.
Primarily as a result of the factors described above in light of COVID-19, net loss increased by approximately $19.3 million, or 330%, to approximately $13.5 million for the three months ended March 31, 2020 from net income of approximately $5.9 million for the same period in the prior year.
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
Interim Assessment for Impairment of Goodwill
The impact of the COVID-19 pandemic on the Company’s operations, and significant and sustained decline in our stock price, qualified as a triggering event during the three months ended March 31, 2020 and accordingly, management performed a review of potential indicators of impairment for the carrying amount of goodwill at each of our reporting units. Our operations have experienced significant disruptions and revenue reductions and we have been impacted by various measures discussed in “Note 1 — Business” and in “Note 10 — Goodwill and Other Intangible Assets” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” section above. We conducted a qualitative interim impairment assessment as of March 31, 2020, which included an evaluation of our revised cash flow projections to reflect the current economic environment, including the uncertainty surrounding the nature, timing, and extent of reopening of our casino customers, and assessed the amount of cushion for each of the reporting units in the 2019 impairment test. We determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount as of March 31, 2020. Therefore, an interim quantitative impairment test of our goodwill at the reporting unit level was not required to be performed.
We continue to evaluate and monitor all key factors impacting the carrying value of the Company’s recorded goodwill. To the extent new facts and circumstances arise in light of the impact of the COVID-19 pandemic on the Company’s operations, we expect to revise our cash flow projections accordingly as our estimates of future cash flows are highly dependent upon certain assumptions, including, but not limited to, the amount and timing of the economic recovery globally, nationally, and specifically within the gaming industry. More specifically, given the significant degree of uncertainty with respect to the timing of the reopening of casino properties throughout North America and the resulting demand from patrons that visit these gaming establishments, we may need to further adjust our assumptions and we may be required to perform a quantitative test for impairment for our goodwill and other intangible assets in future periods.
Furthermore, the evaluation of impairment of goodwill requires the use of estimates about future operating results. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations. The estimates of expected future cash flows require significant judgment and are based on assumptions we determined to be reasonable; however, they are unpredictable and inherently uncertain, including, estimates of future growth rates, operating margins, and assumptions about the overall economic climate as well as the competitive environment within which we operate. There can be no assurance that our estimates and assumptions made for purposes of our impairment assessments as of the time of evaluation will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments, or anticipated growth rates are not correct, we may be required to record non-cash impairment charges in future periods, whether in connection with our normal review procedures periodically, or earlier, if an indicator of an impairment is present prior to such evaluation.
Except for the interim assessment for impairment of goodwill discussed above, there were no significant changes to the critical accounting policies and estimates discussed in our audited Financial Statements included in our Annual Report. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report.
Recent Accounting Guidance
For a description of our recently adopted accounting guidance and recent accounting guidance not yet adopted, see “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies — Recent Accounting Guidance” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Overview
The following table presents an unaudited reconciliation of cash and cash equivalents per GAAP to the net cash position and net cash available (in thousands):

	At March 31,	At December 31,
	2020	2019
Cash available
Cash and cash equivalents	$49,941	$289,870
Settlement receivables	1,897	70,282
Settlement liabilities	(11,440)	(234,087)
Net cash position(1)	40,398	126,065
Undrawn revolving credit facility	—	35,000
Net cash available(1)	$40,398	$161,065
(1)  Non-GAAP measure. In order to enhance investor understanding of our cash balance, we are providing in this Quarterly Report on Form 10-Q the net cash position and net cash available, which are not measures of our financial performance or position under GAAP. Accordingly, these measures should not be considered in isolation or as a substitute for, and should be read in conjunction with our balance sheets prepared in accordance with GAAP. We define (a) net cash position as cash and cash equivalents plus settlement receivables less settlement liabilities, and (b) net cash available as net cash position plus undrawn amounts available under our Revolving Credit Facility. We present the net cash position because our cash position, as measured by cash and cash equivalents, depends upon changes in settlement receivables and the timing of payments related to settlement liabilities. As such, our cash and cash equivalents can change substantially based upon the timing of our receipt of payments for settlement receivables and payments we make to customers for our settlement liabilities. We present net cash available as management monitors this amount in connection with its forecasting of cash flows and future cash requirements, both on a short-term and long-term basis.
Cash Resources
Our cash and cash equivalents were approximately $49.9 million and $289.9 million as of March 31, 2020 and December 31, 2019, respectively. Our net cash position after considering the impact of settlement receivables and settlement liabilities was approximately $40.4 million and $161.1 million as of March 31, 2020 and December 31, 2019, respectively. Cash and cash equivalents at March 31, 2020 included cash in non-U.S. jurisdictions of approximately $9.5 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we have the ability to repatriate these foreign funds to the United States, subject to potential withholding tax.

As discussed within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” section above, we have implemented a number of precautionary measures in order to increase our cash position, improve our liquidity and preserve financial flexibility in light of the current uncertainty in the global markets as a result of COVID-19. The net cash available of approximately $40.4 million at March 31, 2020 excludes the impact of the measures taken after March 31, 2020.
We believe that the actions implemented thus far are the appropriate steps to preserve our liquidity and manage our business in the current environment such that we expect to be able to meet our recurring operating commitments and debt servicing needs and to fund our planned capital expenditures for the foreseeable future; however, any estimates of future cash needs and cash flows are subject to substantial uncertainty, especially given the current operating environment as a result of COVID-19. We are also reviewing options to obtain additional capital resources on acceptable terms to provide additional financial flexibility, including additional relief under state or federal-funded COVID-19 programs.
Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Three Months Ended March 31,		2020 vs 2019
	2020	2019	Change
Cash flow activities
Net cash used in operating activities	$(130,836)	$(112,188)	$(18,648)
Net cash used in investing activities	(33,062)	(47,490)	14,428
Net cash (used in) provided by financing activities	(73,010)	2,621	(75,631)
Effect of exchange rates on cash and cash equivalents	(2,592)	(343)	(2,249)
Cash, cash equivalents and restricted cash
Net decrease for the period	(239,500)	(157,400)	(82,100)
Balance, beginning of the period	296,610	299,181	(2,571)
Balance, end of the period	$57,110	$141,781	$(84,671)
Cash flows used in operating activities increased by approximately $18.6 million for the three months ended March 31, 2020, as compared to the same period in the prior year. This was primarily attributable to the impact of COVID-19 and the closure of casino properties that impacted our Games and FinTech segments, and the resulting changes in working capital associated with settlement receivables and settlement liabilities from our FinTech segment.
Cash flows used in investing activities decreased by approximately $14.4 million for the three months ended March 31, 2020, as compared to the same period in the prior year. This was primarily attributable to the Company’s response to the impact of COVID-19 and the closure of casino properties which decreased demand for our products from our Games and FinTech segments, and the acquisition of certain player loyalty related assets for our FinTech segment during the three months ended March 31, 2019.
Cash flows used in financing activities increased by approximately $75.6 million for the three months ended March 31, 2020, as compared to the same period in the prior year. This was primarily attributable to an increase in the repayments of borrowings under our 2017 Unsecured Notes and Term Loan Facility during the quarter, partially offset by the proceeds from the full draw down of our available capacity under the Revolving Credit Facility.
Long-Term Debt
For additional information regarding our credit agreement and other debt as well as interest rate risk refer to Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk, “Note 12 — Long-Term Debt” and “Note 19 — Subsequent Events” in Part I, Item 1: Financial Statements.

Contractual Obligations
There were no material changes in our commitments under contractual obligations as compared to those disclosed in our Annual Report, other than a decrease to certain purchase obligations of approximately $16.6 million from those disclosed in our Annual Report and obligations discussed in “Note 3 — Leases” and “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements. We expect that cash provided by operating activities will be sufficient to meet such obligations during the foreseeable future.
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
Off-Balance Sheet Arrangements
We have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually-defined cash usage rate or the amounts supplied multiplied by a contractually-defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Operations, were approximately $1.5 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively. We are exposed to interest rate risk to the extent that the target federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balances of ATM cash utilized by us from the third-party vendors were approximately $141.6 million and $292.6 million as of March 31, 2020 and December 31, 2019, respectively. In light of the COVID-19 pandemic and the closure of casino properties throughout North America, the outstanding balance in the current reporting period was significantly reduced as compared to the prior year end.
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
We are responsible for any losses of cash in the ATMs under this agreement, and we self-insure for this risk. There were no losses related to this self-insurance for the three months ended March 31, 2020 and 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
With the exception of the impacts of COVID-19, which are discussed elsewhere in this document, there have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report.
In the normal course of business, we are exposed to foreign currency exchange risk. We operate and conduct business in foreign countries and, as a result, are exposed to movements in foreign currency exchange rates. Our exposure to foreign currency exchange risk related to our foreign operations is not material to our results of operations, cash flows, or financial condition. At present, we do not hedge this exposure; however, we continue to evaluate such foreign currency exchange risk.
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. Under the terms of these agreements, we pay a monthly cash usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of ATM cash utilized by us from third-party vendors was approximately $141.6 million as of March 31, 2020; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $1.4 million impact on income before tax over a 12-month period. In light of the COVID-19 pandemic and the closure of casino properties throughout North America, the outstanding balance in the current reporting period was significantly reduced as compared to the prior year end.
The Term Loan Facility and Revolving Credit Facility (collectively, the “Credit Facilities”) bear interest at rates that can vary over time. We have the option of paying interest on the outstanding amounts under the Credit Facilities using a base rate or LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to do so for various maturities. The weighted average interest rate on the Term Loan and Revolving Credit Facility was 4.43% and 5.73% for the three months ended March 31, 2020, respectively. Based upon the outstanding balance on the Term Loan and Revolving Credit Facility of

$735.5 million and $35.0 million as of March 31, 2020, respectively, each 100 basis points increase in the applicable LIBOR would have an $7.7 million impact on interest expense over a 12-month period. The interest rate for the 7.50% Senior Unsecured Notes due 2025 is fixed; therefore, an increase in LIBOR does not impact the related interest expense. At present, we do not hedge the risk related to the changes in the interest rate; however, we continue to evaluate such interest rate exposure.
We continue to evaluate the potential impact of the eventual replacement of the LIBOR benchmark, which is set to phase out by the end of 2021. We expect to utilize the replacement rate commonly referred to as the secured overnight financing rate (“SOFR”), which is the anticipated benchmark in place of LIBOR, and we do not expect the transition to SOFR to have a material impact on our business, financial condition and results of operations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and the principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020 such that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2020
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
A discussion of our legal proceedings is contained in “Note 13 — Commitments and Contingencies” in Part I, Item 1: Financial Statements.
Item 1A. Risk Factors.
The Company is supplementing its risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”) and previously updated in the Form 8-K the Company filed on April 21, 2020. The following risk factor should be read in conjunction with the other risk factors disclosed in the Annual Report.

The global COVID-19 pandemic is having a significant adverse impact and in the future could have a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in the gaming industry that we serve. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position, and the achievement of our business objectives. As a result of the inherent uncertainty of our expectations and assumptions regarding business plans, results of operations, and financial condition, any of which may prove to be inaccurate, we may be required to record non-cash impairment charges, among other items, in future periods.
The COVID-19 pandemic has negatively impacted the global economy, with particular impact to the gaming industry, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in the financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses, including those of our casino customers, and resulted in the institution of social distancing and sheltering-in-place requirements in many states and communities. Consequently, demand for our products and services may continue to be significantly impacted, which could adversely affect our revenue and profitability. Furthermore, the pandemic could impair our ability to maintain sufficient liquidity, particularly if casinos and other gaming businesses remain closed or, when they reopen, social distancing and other COVID-19-protective measures prevent them from opening at full capacity, the impact on the global economy worsens and impacts the disposable income available to our casino customers’ patrons, or customers delay making payments to us under existing obligations. Similarly, because of changing economic and market conditions affecting the gaming industry, our ability to achieve our business objectives may be impacted. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions imposed in connection with the pandemic. In response to the pandemic, we have furloughed more than half of our employees, reduced employee salaries, borrowed funds under existing and new credit facilities, adopted certain relief measures provided by the CARES Act and may seek additional funding, to the extent available, under the CARES Act or other new federal or state programs. In addition, we have suspended share repurchases, as required under our existing and new credit facilities, and may take other capital actions in response to the COVID-19 pandemic. The extent to which the COVID-19 pandemic further impacts our business, results of operations, and financial condition, as well as our capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Further, as a result of the inherent uncertainty of our expectations and assumptions regarding business plans, results of operations, and financial condition, any of which may prove to be inaccurate, we may be required to record non-cash impairment charges, among other items, in future periods, whether in connection with our normal review procedures periodically, or earlier, if an indicator of an impairment is present prior to such evaluation.
The COVID-19 pandemic may also exacerbate the risks disclosed in our Annual Report, including, but not limited to: our ability to comply with the terms of our indebtedness, our ability to generate revenues, earn profits and maintain adequate liquidity, our ability to service existing and attract new customers, maintain our overall competitiveness in the market, the potential for significant fluctuations in demand for our services, overall trends in the gaming industry impacting our business, as well as potential volatility in our stock price.

We refer you to documents filed by us with the SEC; specifically, “Item 1A. Risk Factors” in our Annual Report, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Information Regarding Forward-Looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying Financial Statements, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report have not materially changed, except as described herein and the Form 8-K filed by us on April 21, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases and Withholding of Equity Securities

	Total Number of Shares Purchased (1) (in thousands)	Average Price per Share (2)
Tax Withholdings
1/1/20 - 1/31/20	0.7	$13.43
2/1/20 - 2/29/20	0.6	$12.50
3/1/20 - 3/31/20	3.0	$8.57
Total	4.3	$9.89
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
As discussed in “Note 14 — Stockholders’ Equity” in Part I, Item 1: Financial Statements, the new share repurchase program approved in February 2020 was suspended and no repurchases occurred during the quarter under the program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description

10.1
Fourth Amendment to Credit Agreement, dated April 21, 2020, among Everi Payments Inc., as borrower, Everi Holdings Inc., as parent, the subsidiary guarantors party thereto, the lenders party thereto, and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on April 21, 2020).

10.2
Term Loan Credit Agreement, dated April 21, 2020, among Everi Payments Inc., as borrower, Everi Holdings Inc., as parent, the lenders party thereto, and Jefferies Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on April 21, 2020).

*†10.3	Form of Notice of Grant of Restricted Stock Units (Time-Based) for Cliff Vesting under the Amended and Restated 2014 Equity Incentive Plan.

*†10.4	Form of Notice of Grant of Restricted Stock Units (Time-Based) for Cliff Vesting for Executives under the Amended and Restated 2014 Equity Incentive Plan.

*†10.5	Form of Notice of Grant of Restricted Stock Units (Time-Based) for Executives under the Amended and Restated 2014 Equity Incentive Plan.

*†10.6	Second Amendment to the Amended and Restated Employment Agreement with Michael D. Rumbolz (effective April 1, 2020).

*†10.7	Notice of Grant of Restricted Stock Units (Time-Based) under the Amended and Restated 2014 Equity Incentive Plan for Michael D. Rumbolz (effective April 1, 2020).

*†10.8	Amended and Restated Employment Agreement with Randy L. Taylor (effective April 1, 2020).

*†10.9	Notice of Grant of Restricted Stock Units (Time-Based) under the Amended and Restated 2014 Equity Incentive Plan for Randy L. Taylor (effective April 1, 2020).

*†10.10	First Amendment to Employment Agreement with Edward A. Peters (effective April 1, 2020).

*†10.11	Second Amendment to the Amended Employment Agreement with Edward A. Peters (effective March 23, 2020).

*†10.12	Amended and Restated Employment Agreement with David J. Lucchese (effective April 1, 2020).

*†10.13	First Amendment to Employment Agreement with Dean A. Ehrlich (effective April 1, 2020).

*†10.14	Employment Agreement with Mark F. Labay (effective April 1, 2020).

*†10.15	Employment Agreement with Darren D. A. Simmons (effective January 1, 2019).

*†10.16	First Amendment to Employment Agreement with Darren D. A. Simmons (effective April 1, 2020).

*†10.17	First Amendment to Amended and Restated Employment Agreement with Harper H. Ko (effective April 1, 2020).

*31.1
Certification of Michael D. Rumbolz, Chief Executive Officer of Everi Holdings in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2
Certification of Mark F. Labay, Chief Financial Officer of Everi Holdings in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 2, 2020		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)