Form 10-Q
period 2020-06-30
Everi Holdings Inc.
filed 2020-08-04
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 29, 2020, there were 85,450,998 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except earnings per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Games revenues
Gaming operations	$13,859	$45,576	$59,545	$89,862
Gaming equipment and systems	6,983	23,412	18,566	46,499
Gaming other	11	391	32	445
Games total revenues	20,853	69,379	78,143	136,806
FinTech revenues
Cash access services	10,034	39,696	47,007	80,528
Equipment	3,404	7,835	9,756	14,863
Information services and other	4,424	12,796	17,118	21,284
FinTech total revenues	17,862	60,327	73,881	116,675
Total revenues	38,715	129,706	152,024	253,481
Costs and expenses
Games cost of revenues(1)
Gaming operations	1,681	3,726	6,226	7,850
Gaming equipment and systems	4,071	13,432	10,895	25,961
Gaming other	456	347	456	347
Games total cost of revenues	6,208	17,505	17,577	34,158
FinTech cost of revenues(1)
Cash access services	511	2,968	4,066	5,665
Equipment	2,014	4,597	5,904	8,927
Information services and other	324	970	1,198	1,928
FinTech total cost of revenues	2,849	8,535	11,168	16,520
Operating expenses	41,603	39,167	80,501	73,815
Research and development	5,193	6,672	13,924	14,203
Depreciation	16,294	15,258	32,537	30,047
Amortization	19,295	17,690	38,619	33,987
Total costs and expenses	91,442	104,827	194,326	202,730
Operating (loss) income	(52,727)	24,879	(42,302)	50,751
Other expenses
Interest expense, net of interest income	19,822	20,433	37,321	40,833
Loss on extinguishment of debt	80	—	7,457	—
Total other expenses	19,902	20,433	44,778	40,833
(Loss) income before income tax	(72,629)	4,446	(87,080)	9,918
Income tax benefit	(4,148)	(1,040)	(5,145)	(1,428)
Net (loss) income	(68,481)	5,486	(81,935)	11,346
Foreign currency translation, net of tax	304	(35)	(1,654)	469
Comprehensive (loss) income	$(68,177)	$5,451	$(83,589)	$11,815

(1) Exclusive of depreciation and amortization.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Loss) earnings per share
Basic	$(0.80)	$0.08	$(0.97)	$0.16
Diluted	$(0.80)	$0.07	$(0.97)	$0.15
Weighted average common shares outstanding
Basic	85,122	71,477	84,873	70,909
Diluted	85,122	79,158	84,873	77,211

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At June 30,	At December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$257,430	$289,870
Settlement receivables	33,833	70,282
Trade and other receivables, net of allowances for credit losses of $2,605 and $5,786 at June 30, 2020 and December 31, 2019, respectively	70,733	87,910
Inventory	33,840	26,574
Prepaid expenses and other current assets	19,440	27,896
Total current assets	415,276	502,532
Non-current assets
Property and equipment, net	112,996	128,869
Goodwill	681,531	681,635
Other intangible assets, net	242,015	279,187
Other receivables, net	16,096	16,661
Other assets	16,186	20,339
Total non-current assets	1,068,824	1,126,691
Total assets	$1,484,100	$1,629,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$158,075	$234,087
Accounts payable and accrued expenses	147,639	173,103
Current portion of long-term debt	1,250	—
Total current liabilities	306,964	407,190
Non-current liabilities
Deferred tax liability, net	21,009	26,401
Long-term debt	1,161,380	1,108,078
Other accrued expenses and liabilities	13,509	33,566
Total non-current liabilities	1,195,898	1,168,045
Total liabilities	1,502,862	1,575,235
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized and 110,534 and 85,426 shares issued and outstanding at June 30, 2020, respectively, and 109,493 and 84,497 shares issued and outstanding at December 31, 2019, respectively	111	109
Additional paid-in capital	456,588	445,162
Accumulated deficit	(294,875)	(212,940)
Accumulated other comprehensive loss	(2,473)	(819)
Treasury stock, at cost, 25,108 and 24,996 shares at June 30, 2020 and December 31, 2019, respectively	(178,113)	(177,524)
Total stockholders’ (deficit) equity	(18,762)	53,988
Total liabilities and stockholders’ equity	$1,484,100	$1,629,223

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(81,935)	$11,346
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	32,537	30,047
Amortization	38,619	33,987
Non-cash lease expense	2,195	2,018
Amortization of financing costs and discounts	1,941	1,789
Loss on sale or disposal of assets	101	1,121
Accretion of contract rights	3,170	4,318
Provision for credit losses	4,981	5,912
Deferred income taxes	(5,392)	(1,748)
Reserve for inventory obsolescence	1,021	670
Write-down of assets	11,033	843
Loss on extinguishment of debt	7,457	—
Stock-based compensation	7,123	4,160
Other non-cash items	456	—
Changes in operating assets and liabilities:
Settlement receivables	35,998	(161,117)
Trade and other receivables	12,202	(16,497)
Inventory	(9,880)	(4,570)
Other assets	1,437	(20,518)
Settlement liabilities	(75,566)	(3,478)
Other liabilities	(25,908)	24,060
Net cash used in operating activities	(38,410)	(87,657)
Cash flows from investing activities
Capital expenditures	(30,134)	(45,683)
Acquisitions, net of cash acquired	(15,000)	(20,000)
Proceeds from sale of property and equipment	86	50
Placement fee agreements	(875)	(11,648)
Net cash used in investing activities	(45,923)	(77,281)
Cash flows from financing activities
Proceeds from secured term loan	125,000	—
Borrowings under revolving credit facility	35,000	—
Repayments of unsecured notes	(89,619)	—
Repayments of credit facility	(13,500)	(17,700)
Fees associated with debt transactions	(11,128)	—
Proceeds from exercise of stock options	2,113	9,450
Treasury stock	(589)	(980)
Net cash provided by (used in) financing activities	47,277	(9,230)
Effect of exchange rates on cash and cash equivalents	(1,732)	714
Cash, cash equivalents and restricted cash
Net decrease for the period	(38,788)	(173,454)
Balance, beginning of the period	296,610	299,181
Balance, end of the period	$257,822	125,727

See notes to unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2020	2019
Supplemental cash disclosures
Cash paid for interest	$32,956	$39,549
Cash (refunded) paid for income tax, net	(52)	293
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$2,288	$3,321
Accrued and unpaid placement fees added during the year	—	585
Accrued and unpaid liabilities for acquisitions added during the year	—	27,556
Transfer of leased gaming equipment to inventory	5,578	7,637
Operating lease right-of-use assets obtained in exchange for new lease obligations	860	15,132

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Treasury Stock	(Deficit) Equity

Balance, January 1, 2019	95,100	$95	$298,929	$(229,457)	$(1,998)	$(176,464)	$(108,895)
Net income	—	—	—	5,860	—	—	5,860
Foreign currency translation	—	—	—	—	504	—	504
Stock-based compensation expense	—	—	1,773	—	—	—	1,773
Exercise of options	864	1	4,970	—	—	—	4,971
Restricted share vesting and withholding	2	—	—	—	—	(15)	(15)
Balance, March 31, 2019	95,966	$96	$305,672	$(223,597)	$(1,494)	$(176,479)	$(95,802)
Net income	—	—	—	5,486	—	—	5,486
Foreign currency translation	—	—	—	—	(35)	—	(35)
Stock-based compensation expense	—	—	2,387	—	—	—	2,387
Exercise of options	764	1	4,491	—	—	—	4,492
Restricted share vesting and withholding	275	—	—	—	—	(965)	(965)
Balance, June 30, 2019	97,005	$97	$312,550	$(218,111)	$(1,529)	$(177,444)	$(84,437)

Balance, January 1, 2020	109,493	$109	$445,162	$(212,940)	$(819)	$(177,524)	$53,988
Net loss	—	—	—	(13,454)	—	—	(13,454)
Foreign currency translation	—	—	—	—	(1,958)	—	(1,958)
Stock-based compensation expense	—	—	4,173	—	—	—	4,173
Exercise of options	298	1	1,641	—	—	—	1,642
Restricted share vesting and withholding	15	—	—	—	—	(42)	(42)
Balance, March 31, 2020	109,806	$110	$450,976	$(226,394)	$(2,777)	$(177,566)	$44,349
Net loss	—	—	—	(68,481)	—	—	(68,481)
Foreign currency translation	—	—	—	—	304	—	304
Stock-based compensation expense	—	—	4,638	—	—	—	4,638
Issuance of warrants	—	—	502	—	—	—	502
Exercise of options	149	1	472	—	—	—	473
Restricted share vesting and withholding	579	—	—	—	—	(547)	(547)
Balance, June 30, 2020	110,534	$111	$456,588	$(294,875)	$(2,473)	$(178,113)	$(18,762)

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
Everi is a leading supplier of entertainment and technology solutions for the casino, digital online, and gaming industry. With a focus on both customers and players, Everi develops, sells, and leases games and gaming machines, gaming systems and services, and is an innovator and provider of core financial products and services, self-service player loyalty tools and promotion management software, and intelligence and regulatory compliance solutions. Everi’s mission is to provide casino operators with games that facilitate memorable player experiences, offer secure financial transactions for casinos and their patrons, and deliver software applications and self-service tools to improve casino operations’ efficiencies and fulfill regulatory compliance requirements.
Everi Holdings reports its results of operations based on two operating segments: Games and FinTech.
Everi Games provides gaming operators with gaming technology products and services, including: (a) gaming machines, primarily comprising Class II and Class III slot machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (b) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; and (c) business-to-business (“B2B”) and business-to-consumer (“B2C”) digital online gaming activities.
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
Impact of COVID-19 Pandemic
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility in the financial markets, increased unemployment levels, caused temporary, and in certain cases, closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments, and as a result, our operations have experienced significant disruptions. At the immediate onset of the COVID-19 pandemic, we were affected by various measures, including, but not limited to: the institution of social distancing and sheltering-in-place requirements in many states and communities, which significantly impacted demand for our products and services, and resulted in office closures, the furlough of a majority of our employees, the implementation of temporary base salary reductions for our employees and the implementation of a work-from-home policy.
During the second quarter of 2020, businesses began to adapt to social-distancing measures and various phases of reopening pursuant to government-mandated guidelines. As gaming establishments reopened, a number of casino operators initially experienced an elevated level of activity as compared to what was originally anticipated. This initial demand that occurred during the second quarter of 2020 has recently flattened to slightly below pre-COVID levels. It is unclear if, and when, volume will return to pre-COVID levels; however, we continue to monitor the impacts of COVID-19 and make adjustments accordingly.
With our gaming customers reopening casino properties, we have recalled a majority of our furloughed employees on primarily a work-from-home basis consistent with our remaining employees and reversed a significant portion of their temporary pay reductions as our revenues began to return toward the end of the second quarter of 2020. In addition, a number of casino properties have closed for a second time, and if this continues to occur, it may have an adverse impact on our revenue expectations in the near-term.
In parallel, in connection with the uncertainty facing our customers as a result of COVID-19, we have evaluated our business strategies and implemented measures to reduce the size of our ongoing operating costs. As a result of this evaluation, we permanently reduced our employee base, with most of the departures resulting from our furloughed employees, to accommodate the current and future operating needs of our customers and our business.
The impact of the COVID-19 pandemic also exacerbates the risks disclosed in our Annual Report, including, but not limited to: our ability to comply with the terms of our indebtedness, our ability to generate revenues, earn profits and maintain adequate liquidity, our ability to service existing and attract new customers, maintain our overall competitiveness in the market, the potential for significant fluctuations in demand for our services, overall trends in the gaming industry impacting our business, as well as potential volatility in our stock price, among other consequences such as cybersecurity exposure.
The impact of the COVID-19 pandemic on the Company’s operations, and significant and sustained decline in our stock price, qualified as a triggering event necessitating the evaluation of our long-lived assets and goodwill for indicators of impairment. We conducted a goodwill quantitative impairment assessment as of May 31, 2020. See “Note 9 — Property and Equipment” and “Note 10 — Goodwill and Other Intangible Assets.”
Results of Operations and Liquidity
To date, our operations have experienced revenue reductions and significant disruptions as a direct consequence of the circumstances surrounding the COVID-19 pandemic. This had a material adverse impact on our overall results of operations and financial condition for the current reporting period. As such, we have implemented a range of actions to maintain balance sheet flexibility and preserve liquidity as a result of the business disruption caused by the rapid nationwide spread of COVID-19, including, but not limited to:
•At the onset of COVID-19 pandemic:
•we completed the full draw down of our available capacity of $35.0 million under the Revolving Credit Facility in order to improve our liquidity and preserve financial flexibility in light of the uncertainty in our industry and the global economy as a result of COVID-19 (as discussed and defined in “Note 12 — Long-Term Debt”);
•we entered into a fourth amendment (the “Fourth Amendment”) to our existing Credit Agreement (as defined in “Note 12 — Long-Term Debt”), which among other things, amended our debt covenants to provide relief with respect to our senior secured leverage ratio (as discussed and defined in “Note 12 — Long-term Debt”);
•we also entered into a new credit agreement, which provides for a $125.0 million senior secured term loan, which is secured on a pari passu basis with the loans under our existing Credit Agreement. The entire amount was borrowed upon closing (as discussed and defined in “Note 12 — Long-term Debt”);
•our executive officers elected to accept significant reductions to their compensation during the pendency of the COVID-19 pandemic in order to better position the Company to withstand the challenging conditions that have caused global and domestic disruption in the current economic environment;
•our independent members of the Board of Directors of the Company elected to forgo their quarterly cash compensation for Board and related committee services;
•we furloughed a majority of our staff;
•we reduced the salaries of our employee-base from approximately 15% to 70%;
•we suspended certain employee benefits, such as providing a Company match on 401(k) contributions;
•we implemented a remote working environment;
•we canceled or delayed material capital expenditures;
•we suspended our share repurchases under our previously authorized repurchase program; and
•As of the end of the second quarter of 2020:
•we have implemented a safe workplace return policy for those of our employees who return to our facilities;
•we have since returned most of our furloughed employees to work;

•we have since restored most of the base compensation to our employee-base;
•we completed a reduction-in-force and incurred severance costs, among other expenses, of approximately $2.7 million;
•we recorded a write-down of assets of approximately $11.0 million, of which $9.2 million and $1.8 million related to our Games and Fintech businesses, respectively, for certain of our trade receivables, inventory, prepaid expenses and other assets, fixed assets and other intangible assets that were not expected to be recoverable. This charge was reflected in Operating Expenses in our Statements of Operations. While we are unable to determine the nature, or amount, of further write-down charges, it is possible that we may record additional amounts to the extent we experience a decline in operations and financial performance in the future;
•we have since returned a portion of the cash compensation to our Board of Directors; and
•we have since returned a portion of the base compensation to our executives.
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

2.          BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2019 Annual Report.
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
The following table summarizes our contract assets and contract liabilities arising from contracts with customers:

	Six Months Ended June 30,
	2020	2019
Contract assets(1)
Balance at January 1 — current	$8,634	$6,821
Balance at January 1 — non-current	6,774	4,489
Total	15,408	11,310
Balance at June 30 - current	8,392	7,785
Balance at June 30 - non-current	7,754	5,618
Total	16,146	13,403
Increase	$738	$2,093
Contract liabilities(2)
Balance at January 1 — current	$28,510	$14,661
Balance at January 1 — non-current	354	809
Total	28,864	15,470
Balance at June 30 - current	39,318	29,544
Balance at June 30 - non-current	103	484
Total	39,421	30,028
Increase	$10,557	$14,558
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
We recognized approximately $17.0 million and $9.1 million in revenue that was included in the beginning contract liability balance during the six months ended June 30, 2020 and 2019, respectively.

Games Revenues
Our products and services include electronic gaming devices, such as Native American Class II offerings and other electronic bingo products, Class III slot machine offerings, VLTs, B2B and B2C digital online gaming activities, accounting and central determinant systems, and other back office systems. We conduct our Games segment business based on results generated from the following major revenue streams: (a) Gaming Operations; (b) Gaming Equipment and Systems; and (c) Gaming Other.
We recognize our Gaming Operations revenue based on criteria set forth in ASC 842 or ASC 606, as applicable. The amount of lease revenue included in our Gaming Operations revenues and recognized under ASC 842 was approximately $10.4 million and $44.4 million for the three and six months ended June 30, 2020, respectively and $33.8 million and $67.6 million for the three and six months ended June 30, 2019, respectively.
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
Equipment revenues are derived from the sale of our cash access and loyalty kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet the definition of a sales type or direct financing lease, which are accounted for under ASC 842. We did not have any new cash access kiosk and related equipment sales contracts accounted for under ASC 842 during the three and six months ended June 30, 2020. Sales contracts accounted for under ASC 842 were approximately $2.6 million for the three and six months ended June 30, 2019.
Restricted Cash
Our restricted cash primarily consists of: (a) funds held in connection with certain customer agreements; (b) deposits held in connection with a sponsorship agreement; (c) wide area progressive (“WAP”)-related restricted funds; and (d) Internet-related cash access activities. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the statement of cash flows for the six months ended June 30, 2020.

	Classification on our Balance Sheets	At June 30, 2020	At December 31, 2019
Cash and cash equivalents	Cash and cash equivalents	$257,430	$289,870
Restricted cash - current	Prepaid expenses and other current assets	291	6,639
Restricted cash - non-current	Other assets	101	101
Total		$257,822	$296,610

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The annual impairment test is completed using either: a qualitative “Step 0” assessment based on reviewing relevant events and circumstances; or a quantitative “Step 1” assessment, which determines the fair value of the reporting unit, using both an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. To the extent the carrying amount of a reporting unit is less than its estimated fair value, an impairment charge is recorded.

The evaluation of impairment of goodwill requires the use of estimates about future operating results. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations and financial condition. The estimates of expected future cash flows require significant judgment and are based on assumptions we determined to be reasonable; however, they are unpredictable and inherently uncertain, including, estimates of future growth rates, operating margins and assumptions about the overall economic climate as well as the competitive environment within which we operate. There can be no assurance that our estimates and assumptions made for purposes of our impairment assessments as of the time of evaluation will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments, or anticipated growth rates are not correct, we may be required to record non-cash impairment charges in future periods, whether in connection with our normal review procedures periodically, or earlier, if an indicator of an impairment is present prior to such evaluation.

Our reporting units are identified as operating segments or one level below. Reporting units must: (a) engage in business activities from which they earn revenues and incur expenses; (b) have operating results that are regularly reviewed by our segment management to ascertain the resources to be allocated to the segment and assess its performance; and (c) have discrete financial information available. As of June 30, 2020, our reporting units included: (i) Games; (ii) Cash Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Player Loyalty Sales and Services.

Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of the long-term accounts payable is estimated by discounting the total obligation using the appropriate interest rate. As of June 30, 2020 and December 31, 2019, the fair value of trade and loans receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
June 30, 2020
Term loan	2	$697,180	$735,500
Incremental term loan	2	$127,500	$125,000
Revolving credit facility	2	$33,177	$35,000
Senior unsecured notes	2	$273,252	$285,381
December 31, 2019
Term loan	2	$753,494	$749,000
Senior unsecured notes	2	$401,738	$375,000

Our borrowings were reported at fair value using Level 2 inputs based on quoted market prices for these securities.
Reclassification of Prior Year Balances
Reclassifications were made to the prior-period Financial Statements to conform to the current period presentation where applicable.
Recent Accounting Guidance
Recently Adopted Accounting Guidance

Standard	Description	Date of Adoption	Effect on Financial Statements
Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments	This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.	January 1, 2020
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
ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”).
		March 12, 2020	The adoption of this ASU did not have a material effect on our Financial Statements or on our disclosures.
Recent Accounting Guidance Not Yet Adopted

Standard	Description	Date of Planned Adoption	Effect on Financial Statements
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This ASU simplifies the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and adds guidance to reduce the complexity of applying Topic 740.	January 1, 2021	We are currently evaluating the impact of adopting this ASU on our Financial Statements and our disclosures; however, we do not expect the impact to be material.
We do not anticipate recently issued accounting guidance to have a significant impact on our Financial Statements as of June 30, 2020.

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

Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At June 30, 2020	At December 31, 2019
Assets
Operating lease ROU assets	Other assets, non-current	$9,782	$12,257
Liabilities(1)
Current operating lease liabilities	Accounts payable and accrued expenses	$6,167	$5,824
Non-current operating lease liabilities	Other accrued expenses and liabilities	$7,362	$9,628
(1) The amount of operating lease liabilities recorded on our Balance Sheets upon the adoption of ASC 842 on January 1, 2019 was approximately $18.0 million.
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for long- and short-term leases	$2,462	$2,029	$4,250	$3,717
Operating lease ROU assets obtained in exchange for lease obligations(1)	$156	$—	$860	$15,132	(2)
(1) The amounts exclude amortization for the period.
(2) The amount includes approximately $0.9 million of operating lease ROU assets obtained in exchange for new lease obligations entered into during the six months ended June 30, 2020. The amount includes approximately $14.1 million of operating lease ROU assets obtained in exchange for existing lease obligations due to the adoption of ASC 842 and $1.1 million of operating lease ROU assets obtained in exchange for new lease obligations entered into during the six months ended June 30, 2019. There were no material new operating lease ROU assets obtained in exchange for lease obligations during the three months ended June 30, 2020 or 2019.
Other information related to lease terms and discount rates is as follows:

	At June 30, 2020	At December 31, 2019
Weighted average remaining lease term (in years)	2.40	2.96
Weighted average discount rate	5.25%	5.25%
Components of lease expense, which are included in operating expenses, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease Cost:
Operating lease cost	$1,365	$1,331	$2,737	$2,275
Variable lease cost	$468	$400	$912	$839

Maturities of lease liabilities are summarized as follows as of June 30, 2020 (in thousands):

Year Ending December 31,	Amount
2020 (excluding the six months ended June 30, 2020)	$3,364
2021	5,511
2022	3,219
2023	1,562
2024	564
Thereafter	328
Total future minimum lease payments	$14,548
Amount representing interest	1,019
Present value of future minimum lease payments	$13,529
Current operating lease obligations	6,167
Long-term lease obligations	$7,362
Lessor
We generate lease revenues primarily from our gaming operations activities, with a majority of our leases being month-to-month relationships. Under these arrangements, we retain ownership of the electronic gaming machines (“EGMs”) installed at customer facilities. We receive recurring revenues based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. Such revenues are generated daily and are limited to the lesser of the net win per day generated by the leased gaming equipment or the fixed daily fee and the lease payments that have been collected from the lessee. Certain of our leases have terms and conditions with options for a lessee to purchase the underlying assets. The cost of property and equipment the Company is leasing to third-parties as of June 30, 2020 is approximately $199.6 million, which includes accumulated depreciation of approximately $118.8 million.
We did not have any new sales transactions that qualified for sales-type lease accounting treatment during the three and six months ended June 30, 2020. We generated lease revenue from sales-type leases in the FinTech segment in the amount of approximately $2.6 million for the three and six months ended June 30, 2019. Our interest income recognized in connection with sales-type leases executed in the prior periods is immaterial.
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At June 30, 2020	At December 31, 2019
Assets
Net investment in sales-type leases — current	Trade and other receivables, net	$885	$874
Net investment in sales-type leases — non-current	Other receivables	$861	$1,288

4.          BUSINESS COMBINATIONS
We had no material acquisitions for the three and six months ended June 30, 2020.
Atrient, Inc.
On March 8, 2019, we acquired certain assets of Atrient, Inc. (“Atrient” or the “Seller”), a privately held company that develops and distributes hardware and software applications to gaming operators to enhance gaming patron loyalty, pursuant to an asset purchase agreement. Under the terms of the asset purchase agreement, we paid the Seller $20.0 million at the closing of the transaction and an additional $10.0 million during the six months ended June 30, 2020 with another $10.0 million being due two years following the date of closing. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and were included in accounts payable and accrued expenses as of June 30, 2020 and accounts payable and accrued expenses and other accrued expenses and liabilities as of December 31, 2019.
In addition to the cash payments, we have recorded approximately $9.0 million in contingent consideration liabilities based upon the achievement of certain revenue targets with a maximum payout of up to $10.0 million. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and are remeasured each reporting period. The inputs used to measure the fair value of our liabilities are categorized as Level 3 in the fair value hierarchy. Contingent consideration liabilities as of June 30, 2020 and December 31, 2019 were approximately $9.6 million and $9.4 million, respectively, and were included in accounts payable and accrued expenses and other accrued expenses and liabilities in our Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.
Micro Gaming Technologies, Inc.
On December 24, 2019, we acquired certain assets of Micro Gaming Technologies, Inc. (“MGT”), a privately held company that develops and distributes kiosks and software applications to gaming patrons to enhance patron loyalty, in an asset purchase agreement. The acquired assets consist of existing contracts with gaming operators, technology, and intellectual property intended to allow us to provide gaming operators with self-service patron loyalty functionality delivered through stand-alone kiosk equipment and a marketing platform that manages and delivers gaming operators marketing programs through these patron interfaces. This acquisition further expands our financial technology player loyalty offerings within our FinTech segment. Under the terms of the asset purchase agreement, we paid MGT $15.0 million at the closing of the transaction and per the original agreement, additional $5.0 million was due by April 1, 2020 with a final payment of $5.0 million due two years following the date of closing. In light of the COVID-19 pandemic, we entered into an amendment to the asset purchase agreement allowing us to remit the additional $5.0 million by July 1, 2020, which we paid in June 2020, with a final payment of $5.0 million due by July 1, 2021. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and were included in accounts payable and accrued expenses and other accrued expenses and liabilities as of June 30, 2020 and December 31, 2019 for the current and non-current portions, respectively. The total consideration for this acquisition was approximately $25.0 million. The acquisition did not have a significant impact on our results of operations or financial condition.
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
The financial results included in our Statements of Operations for the three and six months ended June 30, 2020 reflected revenues of approximately $1.2 million and $3.8 million, respectively, attributed to the MGT business. As a result of the integration of the acquired business into our existing player loyalty operations during the current period, presentation of net income contributed by MGT is impracticable. Acquisition-related costs incurred during the three and six months ended June 30, 2020 were not material.
The unaudited pro forma financial data with respect to the revenue and earnings as if the MGT acquisition occurred on January 1, 2019 would reflect revenues of approximately $133.7 million and $261.0 million for the three and six months ended June 30, 2019, respectively, and net income of approximately $5.4 million and $11.1 million for the three and six months ended June 30, 2019, respectively.

5.          FUNDING AGREEMENTS
We have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Operations, were approximately $0.2 million and $1.7 million for the three and six months ended June 30, 2020, respectively, and approximately $1.9 million and $3.7 million for the three and six months ended June 30, 2019, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balances of ATM cash utilized by us from these third-parties were approximately $319.4 million and $292.6 million as of June 30, 2020 and December 31, 2019, respectively.
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
We are responsible for any losses of cash in the ATMs under this agreement, and we self-insure for this type of risk. There were no losses for the three and six months ended June 30, 2020 and 2019.

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
The balance of trade and other receivables consisted of the following (in thousands):

	At June 30,	At December 31,
	2020	2019
Trade and other receivables, net
Games trade and loans receivable	$33,533	$51,651
FinTech trade and loans receivable	26,906	23,723
Contract assets	16,146	15,408
Insurance settlement receivable(1)	7,650	7,650
Other receivables	848	3,977
Net investment in sales-type leases	1,746	2,162
Total trade and other receivables, net	86,829	104,571
Non-current portion of receivables
Games trade and loans receivable	(1,335)	(1,018)
FinTech trade and loans receivable	(6,146)	(7,581)
Contract assets	(7,754)	(6,774)
Net investment in sales-type leases	(861)	(1,288)
Total non-current portion of receivables	(16,096)	(16,661)
Total trade and other receivables, current portion	$70,733	$87,910
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
The activity in our allowance for credit losses for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30,
	2020	2019
Beginning allowance for credit losses	$(5,786)	$(6,425)
Provision	(4,981)	(5,912)
Charge-offs and recoveries	8,162	5,692
Ending allowance for credit losses	$(2,605)	$(6,645)

7.          INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.
Inventory consisted of the following (in thousands):

	At June 30,	At December 31,
	2020	2019
Inventory
Component parts, net of reserves of $3,881 and $2,007 at June 30, 2020 and December 31, 2019, respectively	$24,008	$24,864
Work-in-progress	1,861	94
Finished goods	7,971	1,616
Total inventory	$33,840	$26,574

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
The balance of the current portion of prepaid expenses and other assets consisted of the following (in thousands):

	At June 30,	At December 31,
	2020	2019
Prepaid expenses and other current assets
Prepaid expenses	$14,595	$11,272
Restricted cash(1)	291	6,639
Deposits	2,988	8,501
Other	1,566	1,484
Total prepaid expenses and other current assets	$19,440	$27,896
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for discussion on the composition of the restricted cash balance.
The balance of the non-current portion of other assets consisted of the following (in thousands):

	At June 30,	At December 31,
	2020	2019
Other assets
Operating lease ROU assets	$9,782	$12,257
Prepaid expenses and deposits	5,573	7,378
Debt issuance costs of revolving credit facility	362	460
Other	469	244
Total other assets	$16,186	$20,339

9.          PROPERTY AND EQUIPMENT
Property and equipment consists of the following (dollars in thousands):

		At June 30, 2020			At December 31, 2019
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-4	$199,643	$118,763	$80,880	$196,571	$106,888	$89,683
Rental pool - undeployed	2-4	20,505	14,170	6,335	31,901	22,970	8,931
FinTech equipment	3-5	30,232	22,567	7,665	29,947	22,114	7,833
Leasehold and building improvements	Lease Term	10,907	7,729	3,178	11,815	8,150	3,665
Machinery, office, and other equipment	2-5	43,847	28,909	14,938	48,860	30,103	18,757
Total		$305,134	$192,138	$112,996	$319,094	$190,225	$128,869
Depreciation expense related to property and equipment totaled approximately $16.3 million and $32.5 million for the three and six months ended June 30, 2020, respectively. Depreciation expense related to property and equipment totaled approximately $15.3 million and $30.0 million for the three and six months ended June 30, 2019, respectively.

10.          GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $681.5 million and $681.6 million at June 30, 2020 and December 31, 2019, respectively. We have the following reporting units: (i) Games; (ii) Cash Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Player Loyalty Sales and Services.
We test our goodwill for impairment on October 1 each year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We generally conduct the test by utilizing a “Step 1” analysis, which requires a comparison of the carrying amount of each reporting unit to its estimated fair value.
Interim Assessment for Impairment of Goodwill
The impact of COVID-19 and the closure of most casino properties for a majority of the period qualified as a triggering event and accordingly, we performed a goodwill impairment test during the second quarter of 2020, for which we utilized the “Step 1” approach that required a comparison of the carrying amount of each reporting unit to its estimated fair value.
To estimate the fair value of each reporting unit, we used a combination of an income valuation approach and a market valuation approach. The income valuation approach is based on a discounted cash flow (“DCF”) analysis. This method involves estimating the after-tax net cash flows attributable to a reporting unit and then discounting them to a present value using a risk-adjusted discount rate. Assumptions applied in the DCF to derive our after-tax net cash flows require the use of significant judgment, including, but not limited to: appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The projected cash flows are based on our most recent expectations. We believe our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future after-tax net cash flow projections used in the DCF are based on estimates of the weighted average cost of capital (the “WACC”) of market participants relative to each respective reporting unit. The market valuation approach considers comparable market data based on multiples of revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”). To the extent the carrying amount of a reporting unit is less than its estimated fair value, an impairment charge is recorded.
In connection with the interim assessment conducted in the period, we determined that no goodwill impairment adjustments were necessary as a result of the fair value of each reporting unit exceeding its carrying amount. Our Games reporting unit had a carrying amount of approximately $449.0 million, which represented a majority of the total goodwill balance. The fair value of this reporting unit exceeded carrying value by approximately 10% at May 31, 2020.

As additional facts and circumstances evolve, we continue to observe and assess our reporting units with a specific focus on the Games reporting unit, particularly as a direct consequence of the circumstances surrounding COVID-19. To the extent new information becomes available that impacts our results of operations and financial condition, we expect to revise our projections accordingly as our estimates of future net after-tax cash flows are highly dependent upon certain assumptions, including, but not limited to, the amount and timing of the economic recovery globally, nationally and specifically within the gaming industry. More specifically, we may need to further adjust our assumptions and we may be required to perform either a quantitative or qualitative assessment of our goodwill in future periods given the significant degree of uncertainty with respect to: (i) the timing of reopening, and the subsequent reclosing, of certain casino properties; (ii) regulatory and governmental restrictions; and (iii) the demand from patrons that visit gaming establishments.

Furthermore, the evaluation of impairment of goodwill requires the use of estimates about future operating results. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations and financial condition. The estimates of expected future cash flows require significant judgment and are based on assumptions we determined to be reasonable; however, they are unpredictable and inherently uncertain, including, estimates of future growth rates, operating margins and assumptions about the overall economic climate as well as the competitive environment within which we operate. There can be no assurance that our estimates and assumptions made for purposes of our impairment assessments as of the time of evaluation will prove to be accurate predictions of the future, especially in light of the uncertainty surrounding the COVID-19 pandemic. If our assumptions regarding business plans, competitive environments, or anticipated growth rates are not correct, we may be required to record non-cash impairment charges in future periods, whether in connection with our normal review procedures periodically, or earlier, if an indicator of an impairment is present prior to such evaluation.

Other Intangible Assets
Other intangible assets consist of the following (dollars in thousands):

		At June 30, 2020			At December 31, 2019
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	3-7	$58,351	$25,015	$33,336	$58,516	$20,888	$37,628
Customer contracts	3-14	71,975	51,940	20,035	71,975	49,477	22,498
Customer relationships	3-7	231,100	116,067	115,033	231,100	105,584	125,516
Developed technology and software	1-6	304,792	233,840	70,952	314,343	224,274	90,069
Patents, trademarks, and other	2-18	19,682	17,023	2,659	19,682	16,206	3,476
Total		$685,900	$443,885	$242,015	$695,616	$416,429	$279,187
Amortization expense related to other intangible assets was approximately $19.3 million and $38.6 million for the three and six months ended June 30, 2020, respectively. Amortization expense related to other intangible assets was approximately $17.7 million and $34.0 million for the three and six months ended June 30, 2019, respectively.
We paid approximately $0.3 million and $0.9 million in placement fees for the three and six months ended June 30, 2020, respectively. The payment for the three and six months ended June 30, 2020 did not include imputed interest. We paid approximately $6.5 million and $12.1 million in placement fees, including $0.2 million and $0.5 million of imputed interest, for the three and six months ended June 30, 2019, respectively.
During the three months ended June 30, 2020, we recorded a full write-down of assets of approximately $5.9 million, of which $5.5 million and $0.4 million, related to our Games and Fintech businesses, respectively, for certain of our internally developed and third-party software projects that were not expected to be pursued. This charge was reflected in Operating Expenses of our Statements of Operations.

11.          ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (in thousands):

	At June 30,	At December 31,
	2020	2019
Accounts payable and accrued expenses
Trade accounts payable	$49,908	$78,627
Contract liabilities	39,318	28,510
Litigation accrual(1)	14,000	14,000
Contingent consideration and acquisition-related liabilities(2)	19,490	14,902
Accrued interest	1,453	1,347
Operating lease liabilities	6,167	5,824
Payroll and related expenses	11,655	18,058
Cash access processing and related expenses	1,615	5,511
Other	2,354	3,893
Accrued taxes	1,679	1,846
Placement fees	—	585
Total accounts payable and accrued expenses	$147,639	$173,103
(1) Refer to “Note 13 — Commitments and Contingencies” for discussion on this legal matter.
(2) Refer to “Note 4 — Business Combinations” for discussion on the contingent consideration and acquisition-related liabilities.

12.          LONG-TERM DEBT
The following table summarizes our outstanding indebtedness (in thousands):

	Maturity	Interest	At June 30,	At December 31,
	Date	Rate	2020	2019
Long-term debt
$820 million Term Loan Facility	2024	LIBOR+2.75%	$735,500	$749,000
$125 million Incremental Term Loan Facility	2024	LIBOR+10.50%	125,000	—
$35 million Revolving Credit Facility	2022	LIBOR+4.50%	35,000	—
Senior Secured Credit Facilities			895,500	749,000
$375 million 2017 Unsecured Notes	2025	7.50%	285,381	375,000
Total debt			1,180,881	1,124,000
Debt issuance costs and discount			(18,251)	(15,922)
Total debt after debt issuance costs and discount			1,162,630	1,108,078
Current portion of long-term debt			(1,250)	—
Total long-term debt, net of current portion			$1,161,380	$1,108,078
Senior Secured Credit Facilities
Our Senior Secured Credit Facilities consist of: (i) an $820.0 million, seven-year senior secured term loan facility (the “Term Loan Facility”); (ii) a $125.0 million, seven-year senior secured term loan (the "Incremental Term Loan"); and (iii) a $35.0 million, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) provided for under our credit agreement with Everi Payments, as borrower, and Everi Holdings with the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (the “Credit Agreement”).
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
On April 21, 2020 (the “Closing Date”), we entered into a new credit agreement, dated as of April 21, 2020 (the “Incremental Term Loan Credit Agreement”), which provides for a $125.0 million Incremental Term Loan, which is secured on a pari passu basis with the loans under our existing Credit Agreement. The entire amount of the Incremental Term Loan was borrowed on April 21, 2020.
The Incremental Term Loan matures May 9, 2024. The interest rate per annum applicable to the Incremental Term Loan will be, at Everi Payment’s option, the Eurodollar rate plus 10.50% or the base rate plus 9.50%.
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
In connection with the issuance of the Incremental Term Loan on April 21, 2020, we also issued warrants to Sagard Credit Partners, LP and Sagard Credit Partners (Cayman), LP (collectively, “Sagard”) to acquire 184,670 and 40,330 shares of our common stock with an exercise price equal to $5.37 per share. The warrants were issued in connection with the Incremental Term Loan as further consideration based on the level of participation in the arrangement by Sagard. The warrants expire on the fifth anniversary of the date of issuance. The number of shares issuable pursuant to the warrants and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, recapitalization, mergers and certain other events.
The weighted average interest rate on the Term Loan was 3.82% and 4.13% for the three and six months ended June 30, 2020, respectively. The weighted average interest rate on the Revolving Credit Facility was 5.50% and 5.53% for the three and six months ended June 30, 2020, respectively. The weighted average interest rate on the Incremental Term Loan Credit Facility was 11.50% for the three and six months ended June 30, 2020, respectively.
Senior Unsecured Notes
In December 2017, we issued $375.0 million in aggregate principal amount of 7.50% Senior Unsecured Notes due 2025 (the “2017 Unsecured Notes”) under an indenture (the “2017 Notes Indenture”), dated December 5, 2017, among Everi Payments (as issuer), Everi Holdings and certain of its direct and indirect domestic subsidiaries as guarantors, and Deutsche Bank Trust Company Americas, as trustee. Interest on the 2017 Unsecured Notes accrues at a rate of 7.50% per annum and is payable semi-annually in arrears on each June 15 and December 15 since June 15, 2018.
In January 2020, we completed a partial redemption payment of approximately $84.5 million of aggregate principal with respect to the 2017 Unsecured Notes. In March 2020, we completed an open market repurchase of approximately $5.1 million of aggregate principal with respect to the 2017 Unsecured Notes. The total outstanding balance of the 2017 Unsecured Notes following the redemption and repurchase transactions was approximately $285.4 million. We incurred a loss on extinguishment of debt of approximately $7.5 million, which consisted of a $6.4 million redemption premium related to the satisfaction and redemption of a portion of the 2017 Unsecured Notes, and non-cash charges for the accelerated amortization of the related debt issuance costs of approximately $1.1 million.
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the Senior Secured Credit Facilities and the 2017 Unsecured Notes as of June 30, 2020.

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
We have accrued approximately $14.0 million for the legal contingencies in connection with Fair and Accurate Credit Transactions Act (“FACTA”)-related matters based on ongoing settlement negotiations with by and among the various plaintiffs described in FACTA-related matters below and Everi by and on behalf of itself and Everi Payments. We expect to recover within the next year approximately $7.7 million of the amount accrued from certain of our insurance providers, for which we recorded an insurance settlement receivable included within trade and other receivables, net on our Balance Sheets, as recovery is deemed to be probable. In addition, we are seeking relief from Peleus Insurance Company pursuant to the provisions of our policy; however, we have not recorded any amounts with respect to this specific insurance carrier as there have been no commitments, settlements or determinations entered into as of the date of this periodic filing.
FACTA-related matters:
Geraldine Donahue, et. al. v. Everi FinTech, et. al. (“Donahue”), is a putative class action matter filed on December 12, 2018, in the Circuit Court of Cook County, Illinois County Division, Chancery Division. The original defendant was dismissed and the Company was substituted as the defendant on April 22, 2019. Plaintiff, on behalf of himself and others similarly situated, alleges that Everi FinTech and the Company (a) have violated certain provisions of FACTA by their failure, as agent to the original defendant, to properly truncate patron credit card numbers when printing cash access receipts as required under FACTA, and (b) have been unjustly enriched through the charging of service fees for transactions conducted at the original defendant’s facilities. Plaintiff seeks an award of statutory damages, attorney’s fees, and costs. The parties have reached an agreement in principle for settlement of this matter, which will include the settlement and resolution of all the FACTA-related matters pending against the Company and Everi FinTech. The settlement requires court approval, which the parties are in the process of working to obtain.
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
NRT matter:
NRT Technology Corp., et. al. v. Everi Holdings Inc., et. al., is a civil action filed on April 30, 2019 against the Company and Everi FinTech in the United States District Court for the District of Delaware by NRT Technology Corp. and NRT Technology, Inc., alleging monopolization of the market for unmanned, integrated kiosks in violation of federal antitrust laws, fraudulent procurement of patents on functionality related to such unmanned, integrated kiosks and sham litigation related to prior litigation brought by Everi FinTech (operating as Global Cash Access Inc.) against the plaintiff entities. Plaintiffs seek compensatory damages, trebled damages, and injunctive and declaratory relief. We are currently unable to determine the probability of the outcome of this legal matter or estimate the range of reasonably possible loss, if any. We believe that the claims in the lawsuit are without merit, and intend to vigorously defend against them.
In addition, we have commitments with respect to certain lease obligations discussed in “Note 3 — Leases” and installment payments under our asset purchase agreements discussed in “Note 4 — Business Combinations.”

14.          STOCKHOLDERS’ EQUITY
In February 2020, our Board of Directors authorized and approved a new share repurchase program granting us the authority to repurchase an amount not to exceed $10.0 million of outstanding Company common stock with no minimum number of shares that the Company is required to repurchase. This new repurchase program commenced in the first quarter of 2020 and authorizes us to buy our common stock from time to time in open market transactions, block trades or in private transactions in accordance with trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods, including compliance with the Company’s finance agreements. The share repurchase program is subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, and may be suspended or discontinued at any time without prior notice. In light of COVID-19, we have suspended our share repurchase program. There were no share repurchases during the three and six months ended June 30, 2020.

15.          WEIGHTED AVERAGE COMMON SHARES
The weighted average number of shares of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average shares
Weighted average number of common shares outstanding - basic	85,122	71,477	84,873	70,909
Potential dilution from equity awards(1)	—	7,681	—	6,302
Weighted average number of common shares outstanding - diluted(1)	85,122	79,158	84,873	77,211
(1)  We were in a net loss position for the three and six months ended June 30, 2020, and therefore, no potential dilution from the application of the treasury stock method was applicable. The potential dilution excludes the weighted average effect of equity awards to purchase approximately 13.6 million and 6.2 million shares of common stock for the three and six months ended June 30, 2020, respectively, as the application of the treasury stock method, as required, makes them anti-dilutive. The potential dilution excludes the weighted average effect of equity awards to purchase approximately 0.1 million and 1.7 million shares of common stock for the three and six months ended June 30, 2019, respectively, as the application of the treasury stock method, as required, makes them anti-dilutive.

16.          SHARE-BASED COMPENSATION
Equity Incentive Awards
Generally, we grant the following types of awards: (a) time-based options; (b) market-based options; (c) time-based restricted stock units (“RSUs”); and (d) performance-based stock units (“PSUs”).

A summary of award activity is as follows (in thousands):

	Stock Options Granted	Restricted Stock Units Granted
Outstanding, December 31, 2019	11,969	3,451
Granted	—	2,163
Exercised options or vested shares	(447)	(594)
Canceled or forfeited	(83)	(174)
Outstanding, June 30, 2020	11,439	4,846
There are approximately 0.4 million awards of our common stock available for future equity grants under our existing equity incentive plans.
Stock Options
Our time-based stock options granted under our equity plans generally vest evenly over a four-year period on each of the applicable anniversaries of the grant dates, and typically expire after a ten-year period. Our market-based options granted generally vest evenly over a four-year period on each of the applicable anniversaries of the grant date, provided that as of the vesting date for each vesting tranche, the closing price of our shares on the New York Stock Exchange is at least a specified price hurdle, defined as a percentage premium to the closing stock price on the grant date. If the price hurdle is not met as of the vesting date for a vesting tranche, then it shall vest and become vested shares on the last day of a period of 30 consecutive trading days during which the closing price is at least the price hurdle. These options typically expire after a ten-year period.
The following table presents the options activity for the six months ended June 30, 2020:

	Number of Options (in thousands)	Weighted Average Exercise Price (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	11,969	$5.06	5.5	$100,143
Granted	—
Exercised	(447)	$4.73
Canceled or forfeited	(83)	$3.93
Outstanding, June 30, 2020	11,439	$5.08	4.9	$15,242
Vested and expected to vest, June 30, 2020	11,371	$5.09	4.9	$15,125
Exercisable, June 30, 2020	10,447	$5.22	4.8	$13,499
There were no option awards granted during the three and six months ended June 30, 2020 and 2019. The total intrinsic value of options exercised was approximately $0.4 million and $1.7 million for the three and six months ended June 30, 2020, respectively, and $4.2 million and $7.5 million for the three and six months ended June 30, 2019, respectively.
There was approximately $0.8 million in unrecognized compensation expense related to options expected to vest as of June 30, 2020. This cost was expected to be recognized on a straight-line basis over a weighted average period of 0.7 years. We recorded approximately $1.0 million in non-cash compensation expense related to options granted that were expected to vest for the six months ended June 30, 2020. We received approximately $0.5 million and $2.1 million in cash from the exercise of options for the three and six months ended June 30, 2020, respectively.
There was approximately $2.2 million in unrecognized compensation expense related to options expected to vest as of June 30, 2019. This cost was expected to be recognized on a straight-line basis over a weighted average period of 1.5 years. We recorded approximately $1.8 million in non-cash compensation expense related to options granted that were expected to vest for the six months ended June 30, 2019. We received approximately $4.8 million and $9.5 million in cash from the exercise of options for the three and six months ended June 30, 2019.
Restricted Stock Units
The fair value of each RSU grant is based on the market value of our common stock at the date of grant. The RSUs generally vest evenly either over a three- or four-year period on each of the applicable anniversaries of the dates of grants. The PSUs vest upon achievement of stipulated performance criteria.
The following table presents our RSU awards activity for the six months ended June 30, 2020:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Life Remaining (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	3,451	$9.05	1.7	$46,342
Granted	2,163	$6.07
Vested	(594)	$8.86
Forfeited	(174)	$9.26
Outstanding, June 30, 2020	4,846	$7.73	1.6	$24,998
Vested and expected to vest, June 30, 2020	3,914	$7.55	1.5	$20,197
There were approximately 2.2 million and 2.0 million shares of RSU awards granted for the six months ended June 30, 2020 and 2019, respectively. There were approximately 594,016 and 277,802 RSU awards that vested during the six months ended June 30, 2020 and 2019, respectively.
There was approximately $20.7 million and $16.8 million in unrecognized compensation expense related to RSU awards expected to vest as of June 30, 2020 and 2019, respectively. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.2 years and 3.0 years as of June 30, 2020 and 2019, respectively. We recorded approximately $6.1 million and $2.3 million in non-cash compensation expense related to the RSU awards during the six months ended June 30, 2020 and 2019, respectively.

17.          INCOME TAXES
The income tax benefit reflected an effective income tax rate of 5.7% and 5.9% for the three and six months ended June 30, 2020, respectively, which was less than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance due to book loss incurred during the period, partially offset by certain indefinite-lived deferred tax assets that can be offset against our indefinite lived deferred tax liabilities. The income tax benefit reflected an effective income tax rate of negative 23.4% and negative 14.4% for the three and six months ended June 30, 2019, respectively, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets, the benefit from stock option exercises and the benefit from a research credit.
We have analyzed filing positions in all of the federal, state, and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of June 30, 2020, we recorded approximately $1.4 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. We have not accrued any penalties and interest for our unrecognized tax benefits. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Operations.
For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to its year-to-date ordinary income. Our projection of certain indefinite lived deferred tax assets affecting the valuation allowance is particularly dependent upon current and anticipated future revenue and cash outflows. However, we could be impacted by unanticipated developments or by events beyond our control, including developments related to the COVID-19 pandemic. Future changes to estimates used in this projection could result in material changes in the annual effective tax rate with a corresponding impact on the provision for income taxes.
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

We have reported our financial performance based on our segments in both the current and prior periods. Our CODM determined that our operating segments for conducting business are: (a) Games and (b) FinTech:
•The Games segment provides solutions directly to gaming establishments to offer their patrons gaming entertainment- related experiences including: leased gaming equipment; sales of gaming equipment; gaming systems; digital online solutions; and ancillary products and services.
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
Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.
The following tables present segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Games
Revenues
Gaming operations	$13,859	$45,576	$59,545	$89,862
Gaming equipment and systems	6,983	23,412	18,566	46,499
Gaming other	11	391	32	445
Total revenues	$20,853	$69,379	$78,143	$136,806
Costs and expenses
Cost of revenues(1)
Gaming operations	1,681	3,726	6,226	7,850
Gaming equipment and systems	4,071	13,432	10,895	25,961
Gaming other	456	347	456	347
Cost of revenues	6,208	17,505	17,577	34,158
Operating expenses	22,714	15,964	37,519	30,631
Research and development	3,620	5,265	9,816	11,112
Depreciation	14,844	13,489	29,572	26,863
Amortization	15,315	14,604	30,900	28,386
Total costs and expenses	62,701	66,827	125,384	131,150
Operating (loss) income	$(41,848)	$2,552	$(47,241)	$5,656
(1) Exclusive of depreciation and amortization.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
FinTech
Revenues
Cash access services	$10,034	$39,696	$47,007	$80,528
Equipment	3,404	7,835	9,756	14,863
Information services and other	4,424	12,796	17,118	21,284
Total revenues	$17,862	$60,327	$73,881	$116,675
Costs and expenses
Cost of revenues(1)
Cash access services	511	2,968	4,066	5,665
Equipment	2,014	4,597	5,904	8,927
Information services and other	324	970	1,198	1,928
Cost of revenues	2,849	8,535	11,168	16,520
Operating expenses	18,889	23,203	42,981	43,184
Research and development	1,573	1,407	4,108	3,091
Depreciation	1,450	1,769	2,965	3,184
Amortization	3,980	3,086	7,719	5,601
Total costs and expenses	28,741	38,000	68,941	71,580
Operating (loss) income	$(10,879)	$22,327	$4,940	$45,095
(1)  Exclusive of depreciation and amortization.

	At June 30,	At December 31,
	2020	2019
Total assets
Games	$824,031	$902,888
FinTech	660,069	726,335
Total assets	$1,484,100	$1,629,223
Major Customers. No single customer accounted for more than 10% of our revenues for the three and six months ended June 30, 2020 and 2019. Our five largest customers accounted for approximately 23% and 15% of our revenues for the three and six months ended June 30, 2020, respectively, and approximately 15% and 14% of our revenues for the three and six months ended June 30, 2019, respectively.

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
Cautionary Information Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “goal,” “target,” “future,” “estimate,” “expect,” “anticipate,” “intend,” “aim to,” “plan,” “believe,” “seek,” “project,” “may,” “should,” “designed to,” or “will” and similar expressions to identify forward-looking statements. Examples of forward-looking statements include, among others, statements regarding trends, developments, and uncertainties impacting our business, as well as statements regarding expectations for the re-opening of casinos including the related public health confidence and availability of discretionary spending income of casino patrons and its ability to withstand the current disruption, to further product innovation, to address customer needs in the new operating environment, to regain revenue, earnings, and cash flow momentum and to enhance shareholder value in the long-term. Forward-looking statements are subject to additional risks and uncertainties, including those set forth under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our current and periodic reports filed with the Securities and Exchange Commission (the “SEC”), including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) and our Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Q1 Quarterly Report”), and are based on information available to us on the date hereof. Such risks and uncertainties could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: our ability to generate profits in the future and to create incremental value for shareholders; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions consistent with our forecasts in order to achieve future growth; our ability to execute on key initiatives and deliver ongoing improvements; expectations regarding growth for the Company’s installed base and daily win per unit; expectations regarding placement fee arrangements; inaccuracies in underlying operating assumptions; the impact of the ongoing Coronavirus Disease 2019 (“COVID-19”) global pandemic on our business, operations and financial condition, including (a) actions taken by federal, state, tribal and municipal governmental and regulatory agencies to contain the COVID-19 public health emergency or mitigate its impact, (b) the direct and indirect economic effects of COVID-19 and measures to contain it, including directives, orders or similar actions by federal, state, tribal and municipal governmental and regulatory agencies to regulate freedom of movement and business operations such as travel restrictions, border closures, business closures, limitations on public gatherings, quarantines and shelter-in-place orders as well as re-opening guidance related to capacity restrictions for casino operations, social distancing, hygiene and re-opening safety protocols, and (c) potential adverse reactions or changes to employee relationships in response to the furlough and salary reduction actions taken in response to COVID-19; changes in global market, business, and regulatory conditions arising as a result of the COVID-19 global pandemic; our history of net losses and our ability to generate profits in the future; our substantial leverage and the related covenants that restrict our operations; our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures; our ability to withstand unanticipated impacts of a pandemic outbreak of uncertain duration; our ability to withstand the loss of revenue during the closure of our customers’ facilities; our ability to maintain our current customers; expectations regarding customers’ preferences and demands for future product and service offerings; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to comply with the Europay, MasterCard, and Visa global standard for cards equipped with security chip technology; our ability to successfully introduce new products and services, including third-party licensed content; gaming establishment and patron preferences; failure to control product development costs and create successful new products; anticipated sales performance; our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises; national and international economic and industry conditions; changes in gaming regulatory, card association, and statutory requirements; regulatory and licensing difficulties, competitive pressures and changes in the competitive environment; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; technological obsolescence and our ability to adapt to evolving technologies; our ability to comply with our debt covenants and service outstanding debt; employee turnover; and other statements that are not historical facts. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized.

These cautionary statements qualify our forward-looking statements, and you are cautioned not to place undue reliance on such forward-looking statements. Any forward-looking statement contained herein speaks only as of the date on which it is made, and we do not intend, and assume no obligation, to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report and the information included in our other press releases, reports, and other filings with the SEC. Understanding the information contained in these filings is important in order to fully understand our reported financial results and our business outlook for future periods.
Overview
Everi is a leading supplier of entertainment and technology solutions for the casino, digital online, and gaming industry. With a focus on both customers and players, Everi develops, sells, and leases games and gaming machines, gaming systems and services, and is an innovator and provider of core financial products and services, self-service player loyalty tools and promotion management software, and intelligence and regulatory compliance solutions. Everi’s mission is to provide casino operators with games that facilitate memorable player experiences, offer secure financial transactions for casinos and their patrons, and deliver software applications and self-service tools to improve casino operations efficiencies and fulfill regulatory compliance requirements.
Everi Holdings reports its results of operations based on two operating segments: Games and FinTech.

Everi Games provides gaming operators with gaming technology products and services, including: (a) gaming machines, primarily comprising Class II and Class III slot machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (b) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; (c) business-to-business (“B2B”) and business-to-consumer (“B2C”) digital online gaming activities.
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
Impact of COVID-19 Pandemic
Overall
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility in the financial markets, increased unemployment levels, caused temporary, and in certain cases, closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments, and as a result, our operations have experienced significant disruptions. At the immediate onset of the COVID-19 pandemic, we were affected by various measures, including, but not limited to: the institution of social distancing and sheltering-in-place requirements in many states and communities, which significantly impacted demand for our products and services, and resulted in office closures, the furlough of a majority of our employees, the implementation of temporary base salary reductions for our employees and the implementation of a work-from-home policy.
During the second quarter of 2020, businesses began to adapt to social-distancing measures and various phases of reopening pursuant to government-mandated guidelines. As gaming establishments reopened, a number of casino operators initially experienced an elevated level of activity as compared to what was originally anticipated. This initial demand that occurred during the second quarter of 2020 has recently flattened to slightly below pre-COVID levels. It is unclear if, and when, volume will return to pre-COVID levels; however, we continue to monitor the impacts of COVID-19 and make adjustments accordingly.
With our gaming customers reopening casino properties, we have recalled a majority of our furloughed employees on primarily a work-from-home basis consistent with our remaining employees and reversed a significant portion of their temporary pay reductions as our revenues began to return toward the end of the second quarter of 2020. In addition, a number of casino properties have closed for a second time, and if this continues to occur, it may have an adverse impact on our revenue expectations in the near-term.

In parallel, in connection with the uncertainty facing our customers as a result of COVID-19, we have evaluated our business strategies and implemented measures to reduce the size of our ongoing operating costs. As a result of this evaluation, we permanently reduced our employee base, with most of the departures resulting from our furloughed employees, to accommodate the current and future operating needs of our customers and our business.
The impact of the COVID-19 pandemic also exacerbates the risks disclosed in our Annual Report, including, but not limited to: our ability to comply with the terms of our indebtedness, our ability to generate revenues, earn profits and maintain adequate liquidity, our ability to service existing and attract new customers, maintain our overall competitiveness in the market, the potential for significant fluctuations in demand for our services, overall trends in the gaming industry impacting our business, as well as potential volatility in our stock price, among other consequences such as cybersecurity exposure.
Results of Operations and Financial Condition
To date, our operations have experienced revenue reductions and significant disruptions as a direct consequence of the circumstances surrounding the COVID-19 pandemic. This had a material adverse impact on our overall results of operations and financial condition for the current reporting period. As such, we have implemented a range of actions to maintain balance sheet flexibility and preserve liquidity as a result of the business disruption caused by the rapid nationwide spread of COVID-19, including, but not limited to:
•At the onset of COVID-19 pandemic:
•we completed the full draw down of our available capacity of $35.0 million under our five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in order to improve our liquidity and preserve financial flexibility in light of the uncertainty in our industry and the global economy as a result of COVID-19 (as discussed and defined in “Note 12 — Long-Term Debt”). In accordance with the terms of the Revolving Credit Facility, the proceeds from this borrowing are being used for working capital, general corporate purposes and other permitted uses ;
•we entered into a fourth amendment (the “Fourth Amendment”) to our existing Credit Agreement (as defined in “Note 12 — Long-Term Debt”), which among other things, amended our debt covenants to provide relief with respect to our senior secured leverage ratio (as discussed and defined in “Note 12 — Long-term Debt”);
•we also entered into a new credit agreement, which provides for a $125.0 million senior secured term loan (the "Incremental Term Loan"), which is secured on a pari passu basis with the loans under our existing Credit Agreement. The entire amount was borrowed upon closing (as discussed and defined in “Note 12 — Long-term Debt”);
•our executive officers elected to accept significant reductions to their compensation during the pendency of the COVID-19 pandemic in order to better position the Company to withstand the challenging conditions that have caused global and domestic disruption in the current economic environment;
•our independent members of the Board of Directors of the Company elected to forgo their quarterly cash compensation for Board and related committee services;
•we furloughed a majority of our staff;
•we reduced the salaries of our employee-base from approximately 15% to 70%;
•we suspended certain employee benefits, such as providing a Company match on 401(k) contributions;
•we implemented a remote working environment;
•we canceled or delayed material capital expenditures;
•we suspended our share repurchases under our previously authorized repurchase program; and
•As of the end of the second quarter of 2020:
•we have implemented a safe workplace return policy for those of our employees who return to our facilities;
•we have since returned most of our furloughed employees to work;
•we have since restored most of the base compensation to our employee-base;
•we completed a reduction-in-force and incurred severance costs, among other expenses of approximately $2.7 million;

•we recorded a write-down of assets of approximately $11.0 million, of which $9.2 million and $1.8 million related to our Games and Fintech businesses, respectively, for certain of our trade receivables, inventory, prepaid expenses and other assets, fixed assets and other intangible assets that were not expected to be recoverable. This charge was reflected in Operating Expenses of our Statements of Operations. While we are unable to determine the nature, or amount, of further write-down charges, it is possible that we may record additional amounts to the extent we experience a decline in operations and financial performance in the future;
•we have since returned a portion of the cash compensation to our Board of Directors; and
•we have since returned a portion of the base compensation to our executives.
With respect to our Games and Fintech businesses, our revenues and results of operations were significantly lower for the three and six months ended June 30, 2020, as compared to the same period in the prior year. The following key factors that contributed to the reduced results, include, but were not limited to: (i) the closure of nearly all casino properties in March 2020 and the reopening process beginning only in mid-to-late May 2020 with approximately 15% still closed at the end of the second quarter of 2020 and beyond; (ii) reopened casino properties operating at reduced capacity levels based on choice or certain regulatory or governmental restrictions; (iii) certain gaming establishments voluntarily reclosing or considering a level of additionally reduced operations at certain of their properties as a result of increases in the number of confirmed cases of COVID-19; and (iv) our revised focus internally to streamline operations and personnel to align with expectations going forward.
With respect to our financial condition, at the onset of the COVID-19 pandemic, there were varying levels of impact to certain components of net working capital balances, including, but not limited to certain of our: (i) trade accounts receivable that increased in age as customers delayed payments on certain outstanding balances; (ii) settlement receivables and settlement liabilities that decreased as these amounts fully settled for those customers who closed their casinos and that have not returned to pre-COVID total volume levels; (iii) finished goods inventory that increased as certain planned placements of our EGMs into the installed based or sold directly to our customers were either delayed or canceled by those customers; and (iv) accounts payable and accrued liabilities that increased as we made the decision to defer payments to preserve our available cash on hand.
During the second quarter of 2020, we experienced an improvement in various components of net working capital associated with casino properties reopening that contributed to the increase in our cash and cash equivalents as they are highly dependent upon the timing of cash access transactions, therefore, cash and cash equivalents can change substantially based upon the timing of our receipt of payments for settlement receivables and payments we make to customers for our settlement liabilities. To the extent our gaming customers continue to recover, we expect our results of operations and financial condition to further improve in the second half of 2020.
To date, we have not experienced significant impacts on our supply chain as a result of the pandemic; however, given the dynamic nature of the global situation, this could change.
Liquidity
As of June 30, 2020, our cash and cash equivalents were approximately $257.4 million and our Net Cash Position, a non-GAAP measure defined as cash and cash equivalents plus settlement receivables less settlement liabilities, was approximately $133.2 million.
While revenues from January 2020 through the middle of March 2020 increased as compared to the same period in the prior year, given the closure of nearly all casino properties from mid-March 2020 until mid-to-late May 2020 in light of COVID-19, our revenues and the associated workload have been significantly reduced. As a result of the decreased workload, our cost of revenues declined significantly during the same period, as did some of our operating expenses; however, many of our operating costs are fixed, which has had a negative impact on our liquidity. With limited visibility as to when all of our customers will reopen for business and at what capacity, we have implemented the decisive actions above as appropriate for the current level of business and to prepare us to withstand what we currently anticipate to be a prolonged period of negatively impacted industry activity. Consequently, we believe these measures are the appropriate steps to preserve our liquidity and manage our business in the current environment and immediate future. We believe these factors to be prudent steps designed to position us to address the disruption caused by the COVID-19 pandemic, so that we may continue to be prepared to support our customers as they continue to reopen their facilities.

As indicated by the casinos that have reopened through June 2020, or announced their plans to reopen throughout the remainder of 2020, our customers are implementing protocols intended to protect their patrons and guests from potential COVID-19 exposure and re-establish customer confidence in the gaming and hospitality industry. These measures may include enhanced sanitization, public gathering limitations of casino capacity, patron social distancing requirements, limitations on casino operations, which include disabling EGMs and face mask and temperature check requirements for patrons. Certain common attractions at these casinos may remain closed, including restaurants, bars and other food and beverage outlets, as well as table games, spas and pools. These measures have limited the number of patrons that are able to attend these venues and have slowed the pace at which demand for our products and services begins to rebound, if at all, as casino properties reopen. Additionally, many of our customers in various jurisdictions, including the State of New York, either have not yet announced planned reopening dates or have further delayed their reopening dates.
Preliminary data from the casino properties that have reopened indicate there has often been a strong initial demand for gaming, with news reports of casino patrons waiting in long lines to enter and better-than-expected gaming revenue returning to the casinos; however, we have seen this volume moderate and it is uncertain whether these revenue trends will continue as more casinos reopen, whether casino patrons will continue to find this new casino environment appealing, whether these health and safety protocols are sufficient to rebuild consumer confidence, when certain jurisdictions will lift existing shelter-in-place orders to permit casinos to reopen, and there may be similar unknown risks that will directly impact the rate of recovery of the gaming industry. Correspondingly, as casino properties continue to reopen, there has been an increase in the number of positive test results for COVID-19, and consequently, various gaming establishments have made the decision to voluntarily reclose certain of their properties. We expect that demand for our products and services will be tempered to the extent gaming activity decreases or fails to increase at expected rates and to the extent our customers determine to restrict their spending as a result of uncertainty in the industry or otherwise. As a result, we continue to monitor and manage liquidity levels and we may, from time to time, evaluate available capital resource alternatives on acceptable terms to provide additional financial flexibility.
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
Additional Items Impacting Comparability of Results of Operations
Our financial statements included in this report reflect the following additional items impacting comparability of results of operations for the three and six months ended June 30, 2020, exclusive of the impact of COVID-19:
•Our loyalty solutions reflected a full period of results of operations from of our acquisitions of certain assets from Atrient, Inc. (“Atrient”) and Micro Gaming Technologies, Inc. (“MGT”) in 2019, whereas the same period in the prior year, only included the results of operations associated with the initial acquisition of certain assets from Atrient that occurred in March 2019.
•During the first quarter of 2020, we completed a partial redemption payment of approximately $84.5 million of aggregate principal with respect to the 7.50% Senior Unsecured Notes due 2025 previously issued in December 2017 (the “2017 Unsecured Notes”) and an open market repurchase of approximately $5.1 million of aggregate principal with respect to the 2017 Unsecured Notes. The total outstanding principal balance of the 2017 Unsecured Notes following the redemption and repurchase transactions was approximately $285.4 million. We incurred a loss on extinguishment of debt of approximately $7.5 million, which consisted of a $6.4 million redemption premium related to the satisfaction and redemption of a portion of the 2017 Unsecured Notes, and non-cash charges for the accelerated amortization of debt issuance costs of approximately $1.1 million.
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

Results of Operations
Three months ended June 30, 2020 compared to three months ended June 30, 2019
The following table presents our Results of Operations as reported for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 (amounts in thousands)*:

	Three Months Ended
	June 30, 2020		June 30, 2019		2020 vs 2019
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$13,859	36%	$45,576	35%	$(31,717)	(70)%
Gaming equipment and systems	6,983	18%	23,412	18%	(16,429)	(70)%
Gaming other	11	—%	391	—%	(380)	(97)%
Games total revenues	20,853	54%	69,379	53%	(48,526)	(70)%
FinTech revenues
Cash access services	10,034	26%	39,696	31%	(29,662)	(75)%
Equipment	3,404	9%	7,835	6%	(4,431)	(57)%
Information services and other	4,424	11%	12,796	10%	(8,372)	(65)%
FinTech total revenues	17,862	46%	60,327	47%	(42,465)	(70)%
Total revenues	38,715	100%	129,706	100%	(90,991)	(70)%
Costs and expenses
Games cost of revenues(1)
Gaming operations	1,681	4%	3,726	3%	(2,045)	(55)%
Gaming equipment and systems	4,071	11%	13,432	10%	(9,361)	(70)%
Gaming other	456	1%	347	—%	109	31%
Games total cost of revenues	6,208	16%	17,505	13%	(11,297)	(65)%
FinTech cost of revenues(1)
Cash access services	511	1%	2,968	2%	(2,457)	(83)%
Equipment	2,014	5%	4,597	4%	(2,583)	(56)%
Information services and other	324	1%	970	1%	(646)	(67)%
FinTech total cost of revenues	2,849	7%	8,535	7%	(5,686)	(67)%
Operating expenses	41,603	107%	39,167	30%	2,436	6%
Research and development	5,193	13%	6,672	5%	(1,479)	(22)%
Depreciation	16,294	42%	15,258	12%	1,036	7%
Amortization	19,295	50%	17,690	14%	1,605	9%
Total costs and expenses	91,442	236%	104,827	81%	(13,385)	(13)%
Operating (loss) income	(52,727)	(136)%	24,879	19%	(77,606)	(312)%
Other expenses
Interest expense, net of interest income	19,822	51%	20,433	16%	(611)	(3)%
Loss on extinguishment of debt	80	—%	—	—%	80	100%
Total other expenses	19,902	51%	20,433	16%	(531)	(3)%
(Loss) income before income tax	(72,629)	(188)%	4,446	3%	(77,075)	(1734)%
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Three Months Ended
	June 30, 2020		June 30, 2019		2020 vs 2019
	$	%	$	%	$	%
Income tax benefit	(4,148)	(11)%	(1,040)	(1)%	(3,108)	299%
Net (loss) income	$(68,481)	(177)%	$5,486	4%	$(73,967)	(1348)%
* Rounding may cause variances.
Revenues
Total revenues decreased by approximately $91.0 million, or 70%, to approximately $38.7 million for the three months ended June 30, 2020, as compared to the same period in the prior year. This was primarily due to the impact of COVID-19 and the closure of most casino properties for a majority of the period. Games revenues decreased by approximately $48.5 million, or 70%, to approximately $20.9 million for the three months ended June 30, 2020, as compared to the same period in the prior year. We had: (i) a decline in the sale of machines in our gaming equipment and systems revenues; and (ii) a decrease in the average daily win per unit on our installed base of leased games in our gaming operations revenues. FinTech revenues decreased by approximately $42.5 million, or 70%, to approximately $17.9 million for the three months ended June 30, 2020, as compared to the same period in the prior year. We had: (i) a decline in the dollar and transaction volumes in our cash access services revenues; (ii) a decrease in the sale of full service and player loyalty kiosks in our equipment revenues; and (iii) lower software sales and support fees in connection with our kiosk, player loyalty and compliance solutions in our information services and other revenues as a result of services being stopped at a majority of our customer locations in connection with the casino closures.
Costs and Expenses
Total costs and expenses decreased by approximately $13.4 million, or 13%, to approximately $91.4 million for the three months ended June 30, 2020, as compared to the same period in the prior year. This was primarily due to the impact of COVID-19 and the closure of most casino properties for a majority of the period. Games cost of revenues decreased by approximately $11.3 million, or 65%, to approximately $6.2 million for the three months ended June 30, 2020, as compared to the same period in the prior year. We had a reduction in the variable costs in our gaming and equipment systems cost of revenues. FinTech cost of revenues decreased by approximately $5.7 million, or 67%, to approximately $2.8 million for the three months ended June 30, 2020, as compared to the same period in the prior year. We had a reduction in the variable costs in our cash access services cost of revenues and a reduction in the variable costs in our equipment cost of revenues.
Operating expenses increased by approximately $2.4 million, or 6%, to approximately $41.6 million for the three months ended June 30, 2020, as compared to the same period in the prior year. This was primarily due to a write-down of assets that were not expected to be recoverable or pursued, as applicable, as well as severance costs in connection with our reduction-in-force in our Games and Fintech segments in light of COVID-19 and the closure of most casino properties for a majority of the period. This was partially offset by decreased operating costs, such as payroll and related expenses associated with the furlough of a majority of our employees, salary reductions for those individuals that remained and significantly lower travel and related costs in our Games and Fintech segments to offset the lost business as a direct consequence of the circumstances surrounding the global pandemic.

Research and development costs decreased by approximately $1.5 million, or 22%, to approximately $5.2 million for the three months ended June 30, 2020, as compared to the same period in the prior year. This was primarily due to lower payroll and related costs as a result of the furlough of a majority of our employees in our Games and FinTech segments in light of COVID-19 and the closure of most casino properties for a majority of the period.
Depreciation increased by approximately $1.0 million, or 7%, to approximately $16.3 million for the three months ended June 30, 2020, as compared to the same period in the prior year. This was primarily due to an increase in the installed base of lease gaming machines placed in service in our Games segment.
Amortization increased by approximately $1.6 million, or 9%, to approximately $19.3 million for the three months ended June 30, 2020, as compared to the same period in the prior year. The increase was primarily due to the release of new game themes in our Games segment and the intangible assets acquired in connection with the player loyalty business in our FinTech segment.

Primarily as a result of the factors described above in light of COVID-19 and the closure of most casino properties for a majority of the period, our operating income decreased by approximately $77.6 million, or 312%, and resulted in an operating loss of approximately $52.7 million for the three months ended June 30, 2020, as compared to the same period in the prior year. The operating loss margin was 136% for the three months ended June 30, 2020 compared to an operating income margin of 19% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $0.6 million, or 3%, to approximately $19.8 million for the three months ended June 30, 2020, as compared to the same period in the prior year. This was primarily due to lower debt balances and variable interest rates in effect for certain of our debt instruments; mostly offset by: (i) the debt issuance costs incurred in connection with the Fourth Amendment to the existing Credit Agreement and entering into the Incremental Term Loan Credit Agreement; (ii) the additional debt incurred in the current period, along with the higher variable interest rates in effect; (iii) the accretion of interest related to the acquisition of certain assets from Atrient and MGT in the prior year; and (iv) a reduction in interest income earned.

Loss on extinguishment of debt was approximately $0.1 million for the three months ended June 30, 2020 as a result of the Incremental Term Loan Credit Agreement.

Income tax benefit increased by approximately $3.1 million, or 299%, to approximately $4.1 million for the three months ended June 30, 2020, as compared to the same period in the prior year. The income tax benefit reflected an effective income tax rate of 5.7% for the three months ended June 30, 2020, which was less than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance due to the book loss incurred during the period, partially offset by certain indefinite-lived deferred tax assets that can be offset against our indefinite-lived deferred tax liabilities. The income tax benefit reflected an effective income tax rate of negative 23.4% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets, the benefit from stock option exercises, and the benefit from a research credit.
Primarily as a result of the factors described above in light of COVID-19 and the closure of most casino properties for a majority of the period, our net income decreased by approximately $74.0 million, or 1,348%, and resulted in a net loss of approximately $68.5 million for the three months ended June 30, 2020, as compared to the same period in the prior year.

Six months ended June 30, 2020 compared to six months ended June 30, 2019
The following table presents our Results of Operations as reported for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 (amounts in thousands)*:

	Six months ended
	June 30, 2020		June 30, 2019		2020 vs 2019
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$59,545	39%	$89,862	35%	$(30,317)	(34)%
Gaming equipment and systems	18,566	12%	46,499	19%	(27,933)	(60)%
Gaming other	32	—%	445	—%	(413)	(93)%
Games total revenues	78,143	51%	136,806	54%	(58,663)	(43)%
FinTech revenues
Cash access services	47,007	31%	80,528	32%	(33,521)	(42)%
Equipment	9,756	6%	14,863	6%	(5,107)	(34)%
Information services and other	17,118	11%	21,284	8%	(4,166)	(20)%
FinTech total revenues	73,881	49%	116,675	46%	(42,794)	(37)%
Total revenues	152,024	100%	253,481	100%	(101,457)	(40)%
Costs and expenses
Games cost of revenues(1)
Gaming operations	6,226	4%	7,850	3%	(1,624)	(21)%
Gaming equipment and systems	10,895	7%	25,961	10%	(15,066)	(58)%
Gaming other	456	—%	347	—%	109	31%
Games total cost of revenues	17,577	12%	34,158	13%	(16,581)	(49)%
FinTech cost of revenues(1)
Cash access services	4,066	3%	5,665	2%	(1,599)	(28)%
Equipment	5,904	4%	8,927	4%	(3,023)	(34)%
Information services and other	1,198	1%	1,928	1%	(730)	(38)%
FinTech total cost of revenues	11,168	7%	16,520	7%	(5,352)	(32)%
Operating expenses	80,501	53%	73,815	29%	6,686	9%
Research and development	13,924	9%	14,203	6%	(279)	(2)%
Depreciation	32,537	21%	30,047	12%	2,490	8%
Amortization	38,619	25%	33,987	13%	4,632	14%
Total costs and expenses	194,326	128%	202,730	80%	(8,404)	(4)%
Operating (loss) income	(42,302)	(28)%	50,751	20%	(93,053)	(183)%
Other expenses
Interest expense, net of interest income	37,321	25%	40,833	16%	(3,512)	(9)%
Loss on extinguishment of debt	7,457	5%	—	—%	7,457	—%
Total other expenses	44,778	29%	40,833	16%	3,945	10%
(Loss) income before income tax	(87,080)	(57)%	9,918	4%	(96,998)	(978)%

	Six Months Ended
	June 30, 2020		June 30, 2019		2020 vs 2019
	$	%	$	%	$	%
Income tax benefit	(5,145)	(3)%	(1,428)	(1)%	(3,717)	260%
Net (loss) income	$(81,935)	(54)%	$11,346	4%	$(93,281)	(822)%
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.
Revenues
Total revenues decreased by approximately $101.5 million, or 40%, to approximately $152.0 million for the six months ended June 30, 2020, as compared to the same period in the prior year. This was primarily due to the impact of COVID-19 and the closure of most casino properties for a portion of the period. Games revenues decreased by approximately $58.7 million, or 43%, to approximately $78.1 million for the six months ended June 30, 2020, as compared to the same period in the prior year. We had: (i) a decline in the sale of gaming machines in our gaming equipment and systems revenues; and (ii) a decrease in the average daily win per unit on a higher installed base of leased games associated with increased demand for our premium units in our gaming operations revenues. FinTech revenues decreased by approximately $42.8 million, or 37%, to approximately $73.9 million for the six months ended June 30, 2020, as compared to the same period in the prior year. We had: (i) a decline in the dollar and transaction volumes in our cash access services revenues; (ii) a decrease in the sale of full service and player loyalty kiosks in our equipment revenues; and (iii) lower software sales and support fees in connection with our kiosk, player loyalty and compliance solutions in our information services and other revenues as a result of services being stopped at a majority of our customer locations in connection with the casino closures.
Costs and Expenses
Total costs and expenses decreased by approximately $8.4 million, or 4%, to approximately $194.3 million for the six months ended June 30, 2020, as compared to the same period in the prior year. This was primarily due to the impact of COVID-19 and the closure of most casino properties for a portion of the period. Games cost of revenues decreased by approximately $16.6 million, or 49%, to approximately $17.6 million for the six months ended June 30, 2020, as compared to the same period in the prior year. We had a reduction in the variable costs in our gaming and equipment systems cost of revenues. FinTech cost of revenues decreased by approximately $5.4 million, or 32%, to approximately $11.2 million for the six months ended June 30, 2020, as compared to the same period in the prior year. We had a reduction in the variable costs in our cash access services cost of revenues and a reduction in the variable costs in our equipment cost of revenues.
Operating expenses increased by approximately $6.7 million, or 9%, to approximately $80.5 million for the six months ended June 30, 2020, as compared to the same period in the prior year. This was primarily due to a write-down of assets that were not expected to be recoverable or pursued, as applicable, as well as severance costs in connection with our reduction-in-force in our Games and Fintech segments in light of COVID-19 and the closure of most casino properties for a majority of the period. This was partially offset by decreased operating costs, such as payroll and related expenses associated with the furlough of a majority of our employees, salary reductions for those individuals that remained and significantly lower travel and related costs in our Games and Fintech segments to offset the lost business as a direct consequence of the circumstances surrounding the global pandemic.
Research and development costs decreased by approximately $0.3 million, or 2%, to approximately $13.9 million for the six months ended June 30, 2020, as compared to the same period in the prior year. This was primarily due to lower payroll and related costs as a result of the furlough of a majority of our employees in our Games and FinTech segments in light of COVID-19 and the closure of most casino properties for a majority of the period.
Depreciation increased by approximately $2.5 million, or 8%, to approximately $32.5 million for the six months ended June 30, 2020, as compared to the same period in the prior year. This was primarily due to an increase in the installed base of lease gaming machines placed in service in our Games segment.
Amortization increased by approximately $4.6 million, or 14%, to approximately $38.6 million for the six months ended June 30, 2020, as compared to the same period in the prior year. The increase was primarily due to the release of new game themes in our Games segment and the intangible assets acquired in connection with the player loyalty business in our FinTech segment.

Primarily as a result of the factors described above in light of COVID-19 and the closure of most casino properties for a majority of the period, operating income decreased by approximately $93.1 million, or 183%, and resulted in an operating loss of approximately $42.3 million for the six months ended June 30, 2020, as compared to the same period in the prior year. The operating loss margin was 28% for the six months ended June 30, 2020 compared to an operating income margin of 20% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $3.5 million, or 9%, to approximately $37.3 million for the six months ended June 30, 2020, as compared to the same period in the prior year. This was primarily due to lower debt balances and variable interest rates in effect for certain of our debt instruments; mostly offset by: (i) the debt issuance costs incurred in connection with the Fourth Amendment to the existing Credit Agreement and entering into the Incremental Term Loan Credit Agreement; (ii) the additional debt incurred in the current period, along with the higher variable interest rates in effect; (iii) an adjustment to, and the associated accretion of, interest related to the acquisition of certain assets from Atrient and MGT in the prior year; and (iv) a reduction in interest income earned.

Loss on extinguishment of debt was approximately $7.5 million for the six months ended June 30, 2020 as a result of the redemption and repurchase transactions related to the 2017 Unsecured Notes and the Incremental Term Loan Credit Agreement.

Income tax benefit increased by approximately $3.7 million, or 260%, to approximately $5.1 million for the six months ended June 30, 2020, as compared to the same period in the prior year. The income tax benefit reflected an effective income tax rate of 5.9% for the six months ended June 30, 2020, which was less than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance due to the book loss incurred during the period, partially offset by certain indefinite lived deferred tax assets that can be offset against our indefinite lived deferred tax liabilities. The income tax benefit reflected an effective income tax rate of negative 14.4% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets, the benefit from stock option exercises, and the benefit from a research credit.
Primarily as a result of the factors described above in light of COVID-19, our net income decreased by approximately $93.3 million, or 822%, and resulted in a net loss of approximately $81.9 million for the six months ended June 30, 2020, as compared to the same period in the prior year.

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

Interim Assessment for Impairment of Goodwill
The impact of COVID-19 and the closure of most casino properties for a majority of the period qualified as a triggering event and accordingly, we performed a goodwill impairment test during the second quarter of 2020, for which we utilized the “Step 1” approach that required a comparison of the carrying amount of each reporting unit to its estimated fair value. Our operations have experienced significant disruptions and revenue reductions, and we have been impacted by various measures discussed in “Note 1 — Business” and in “Note 10 — Goodwill and Other Intangible Assets” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” section above.
In connection with the interim assessment conducted in the period, we determined that no goodwill impairment adjustments were necessary as a result of the fair value of each reporting unit exceeding its carrying amount. As additional facts and circumstances evolve, we continue to observe and assess our reporting units with a specific focus on the Games reporting unit, particularly as a direct consequence of the circumstances surrounding COVID-19. To the extent new information becomes available that impacts our results of operations and financial condition, we expect to revise our projections accordingly as our estimates of future net after-tax cash flows are highly dependent upon certain assumptions, including, but not limited to, the amount and timing of the economic recovery globally, nationally and specifically within the gaming industry. More specifically, we may need to further adjust our assumptions and we may be required to perform either a quantitative or qualitative assessment of our goodwill in future periods given the significant degree of uncertainty with respect to: (i) the timing of reopenings, and the subsequent reclosings, of certain casino properties; (ii) regulatory and governmental restrictions; and (iii) the demand from patrons that visit gaming establishments.
Furthermore, the evaluation of impairment of goodwill requires the use of estimates about future operating results. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations and financial condition. The estimates of expected future cash flows require significant judgment and are based on assumptions we determined to be reasonable; however, they are unpredictable and inherently uncertain, including, estimates of future growth rates, operating margins and assumptions about the overall economic climate as well as the competitive environment within which we operate. There can be no assurance that our estimates and assumptions made for purposes of our impairment assessments as of the time of evaluation will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments, or anticipated growth rates are not correct, we may be required to record non-cash impairment charges in future periods, whether in connection with our normal review procedures periodically, or earlier, if an indicator of an impairment is present prior to such evaluation.
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
Liquidity and Capital Resources
Overview
The following table presents an unaudited reconciliation of cash and cash equivalents per GAAP to the net cash position and net cash available (in thousands):

	At June 30,	At December 31
	2020	2019
Cash available
Cash and cash equivalents	$257,430	$289,870
Settlement receivables	33,833	70,282
Settlement liabilities	(158,075)	(234,087)
Net cash position(1)	133,188	126,065
Undrawn revolving credit facility	—	35,000
Net cash available(1)	$133,188	$161,065

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
Cash Resources
Our cash and cash equivalents were approximately $257.4 million and $289.9 million as of June 30, 2020 and December 31, 2019, respectively. Our net cash position after considering the impact of settlement receivables and settlement liabilities was approximately $133.2 million and $126.1 million as of June 30, 2020 and December 31, 2019, respectively. Cash and cash equivalents at June 30, 2020 included cash in non-U.S. jurisdictions of approximately $10.6 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we have the ability to repatriate these foreign funds to the United States, subject to potential withholding tax.
As discussed within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” section above, we have implemented a number of precautionary measures in order to increase our cash position, improve our liquidity and preserve financial flexibility in light of the current uncertainty in the global markets as a result of COVID-19.
We believe that the actions implemented thus far are the appropriate steps to preserve our liquidity and manage our business in the current environment such that we expect to be able to meet our recurring operating commitments and debt servicing needs and to fund our planned capital expenditures for the foreseeable future; however, any estimates of future cash needs and cash flows are subject to substantial uncertainty, especially given the current operating environment as a result of COVID-19. We continue to monitor and manage liquidity levels and we may, from time to time, evaluate available capital resource alternatives on acceptable terms to provide additional financial flexibility. In addition, we expect to continue to evaluate future relief under state or federal-funded COVID-19 programs that may become available.
Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Six Months Ended June 30,		2020 vs 2019
	2020	2019	Change
Cash flow activities
Net cash used in operating activities	$(38,410)	$(87,657)	$49,247
Net cash used in investing activities	(45,923)	(77,281)	31,358
Net cash provided by (used in) financing activities	47,277	(9,230)	56,507
Effect of exchange rates on cash and cash equivalents	(1,732)	714	(2,446)
Cash, cash equivalents and restricted cash
Net decrease for the period	(38,788)	(173,454)	134,666
Balance, beginning of the period	296,610	299,181	(2,571)
Balance, end of the period	$257,822	$125,727	$132,095
Cash flows used in operating activities decreased by approximately $49.2 million for the six months ended June 30, 2020, as compared to the same period in the prior year. This was primarily attributable to the changes in working capital associated with settlement receivables and settlement liabilities from our FinTech segment as a direct result of the circumstances surrounding COVID-19.
Cash flows used in investing activities decreased by approximately $31.4 million for the six months ended June 30, 2020, as compared to the same period in the prior year. This was primarily attributable to the impact of COVID-19 and the closure of most casino properties for a majority of the period that affected our capital expenditures for our Games and FinTech segments, and the impact of the acquisition of certain player loyalty related assets in our FinTech segment in the prior year.
Cash flows provided by financing activities increased by approximately $56.5 million for the six months ended June 30, 2020, as compared to cash flows used in financing activities during the same period in the prior year. This was primarily attributable to the proceeds from the Incremental Term Loan and the full draw down of our available capacity under the Revolving Credit Facility, partially offset by the debt issuance costs associated with these transactions and repayments of borrowings under our 2017 Unsecured Notes and Term Loan Facility during the period.
Long-Term Debt
For additional information regarding our credit agreement and other debt as well as interest rate risk refer to Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk, “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements.
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
Off-Balance Sheet Arrangements
We have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually-defined cash usage rate or the amounts supplied multiplied by a contractually-defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Operations, were approximately $0.2 million and $1.7 million for the three and six months ended June 30, 2020, respectively and $1.9 million and $3.7 million for the three and six months ended June 30, 2019, respectively. As a direct consequence surrounding the circumstances of COVID-19 and the closure of most casino properties for a majority of the period, the cash usage fees in the current reporting period were significantly reduced as compared to the same period in the prior year. We are exposed to interest rate risk to the extent that the target federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balances of ATM cash utilized by us from the third-party vendors were approximately $319.4 million and $292.6 million as of June 30, 2020 and December 31, 2019, respectively.
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
We are responsible for any losses of cash in the ATMs under this agreement, and we self-insure for this risk. There were no losses related to this self-insurance for the three and six months ended June 30, 2020 and 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
With the exception of the impacts of COVID-19 and the debt transactions that occurred in the second quarter of 2020, which are discussed elsewhere in this document, there have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report.

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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. Under the terms of these agreements, we pay a monthly cash usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of ATM cash utilized by us from third-party vendors was approximately $319.4 million as of June 30, 2020; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $3.2 million impact on income before tax over a 12-month period.
The Term Loan Facility and Revolving Credit Facility and the Incremental Term Loan Credit Facility (collectively, the “Credit Facilities”) bear interest at rates that can vary over time. We have the option of paying interest on the outstanding amounts under the Credit Facilities using a base rate or LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to do so for various maturities.
The weighted average interest rate on the Term Loan was 3.82% and 4.13% for the three and six months ended June 30, 2020, respectively. The weighted average interest rate on the Revolving Credit Facility was 5.50% and 5.53% for the three and six months ended June 30, 2020, respectively. Based upon the outstanding balance on the Term Loan and Revolving Credit Facility of $735.5 million and $35.0 million as of June 30, 2020, respectively, each 100 basis points increase in the applicable LIBOR would have a combined impact of approximately $7.7 million on interest expense over a 12-month period.
The weighted average interest rate on the Incremental Term Loan Credit Facility was 11.50% for the three and six months ended June 30, 2020, respectively. Based upon the outstanding balance on the Incremental Term Loan Credit Facility of $125.0 million as of June 30, 2020, each 100 basis points increase in the applicable LIBOR would have an impact of approximately $12.5 million on interest expense over a 12-month period.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and the principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020 such that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2020
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
A discussion of our legal proceedings is contained in “Note 13 — Commitments and Contingencies” in Part I, Item 1: Financial Statements.
Item 1A. Risk Factors.
The Company is supplementing its risk factors described in Item 1A of the Annual Report and previously updated in the Form 8-K the Company filed on April 21, 2020 and the Q1 Quarterly Report. The following risk factor should be read in conjunction with the other risk factors disclosed in the Annual Report.

The global COVID-19 pandemic has had and may continue to have a material adverse impact and in the future could have a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in the gaming industry that we serve. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position, and the achievement of our business objectives. As a result of the inherent uncertainty of our expectations and assumptions regarding business plans, results of operations, and financial condition, any of which may prove to be inaccurate, we may be required to record non-cash impairment charges, among other items, in future periods.

The COVID-19 pandemic has negatively impacted the global economy, with particular impact to the gaming industry, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in the financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses, including those of our casino customers, and resulted in the institution of social distancing and sheltering-in-place requirements in many states and communities. Consequently, demand for our products and services continues to be significantly impacted, which adversely affects our revenue and profitability. Furthermore, the pandemic could impair our ability to maintain sufficient liquidity, particularly if casinos and other gaming businesses remain closed or, when they reopen, social distancing and other COVID-19 protective measures or a lack of consumer confidence in the gaming industry prevent them from opening at full capacity, the impact on the global economy worsens and impacts the disposable income available to our casino customers’ patrons, or customers continue to delay making payments to us under existing obligations. Similarly, because of changing economic and market conditions affecting the gaming industry, our ability to achieve our business objectives has been impacted. As a result of the financial difficulties facing casino operators due to the pandemic, many of our customers may seek that we offer our products and our services for less than we did prior to the pandemic. Our business operations have also been disrupted as significant portions of our workforce have been working from home, including because of illness, quarantines, government actions, or other restrictions imposed in connection with the pandemic. In response to the pandemic, we furloughed a majority our employees, reduced employee salaries, borrowed funds under existing and new credit facilities, adopted certain relief measures provided by the CARES Act and may seek additional funding, to the extent available, under the CARES Act or other new federal or state programs. In addition, we have suspended share repurchases, as required under our existing and new credit facilities, and may take other capital actions in response to the COVID-19 pandemic. As a result of the pandemic, we have canceled or delayed material capital expenditures and, as a result, we will not have the benefit of those investments to help our operations and financial performance in the future. The extent to which the COVID-19 pandemic further impacts our business, results of operations, and financial condition, as well as our capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Further, as a result of the inherent uncertainty of our expectations and assumptions regarding business plans, results of operations, and financial condition, any of which may prove to be inaccurate, we may be required to record non-cash impairment charges, among other items, in future periods, whether in connection with our normal review procedures periodically, or earlier, if an indicator of an impairment is present prior to such evaluation.
The COVID-19 pandemic may also exacerbate the risks disclosed in our Annual Report, including, but not limited to: our ability to comply with the terms of our indebtedness, our ability to generate revenues, earn profits and maintain adequate liquidity, our ability to service existing and attract new customers, maintain our overall competitiveness in the market, the potential for significant fluctuations in demand for our services, overall trends in the gaming industry impacting our business, as well as potential volatility in our stock price, among other consequences such as cybersecurity exposure.

We refer you to documents filed by us with the SEC; specifically, “Item 1A. Risk Factors” in our Annual Report, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Information Regarding Forward-Looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q and the Q1 Quarterly Report. This Quarterly Report on Form 10-Q, including the accompanying Financial Statements, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report have not materially changed, except as described herein and the Form 8-K filed by us on April 21, 2020 and the Q1 Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases and Withholding of Equity Securities

	Total Number of Shares Purchased (1) (in thousands)	Average Price per Share (2)
Tax Withholdings
4/1/20 - 4/30/20	0.5	$2.81
5/1/20 - 5/31/20	106.0	$5.07
6/1/20 - 6/30/20	1.6	$5.38
Total	108.1	$5.06
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
As discussed in “Note 14 — Stockholders’ Equity” in Part I, Item 1: Financial Statements, the new share repurchase program approved in February 2020 was suspended and no repurchases occurred during the six months ended June 30, 2020 under the program.
Unregistered Sales of Equity Securities
In connection with the issuance of the Incremental Term Loan on April 21, 2020, we issued warrants to Sagard Credit Partners, LP and Sagard Credit Partners (Cayman), LP (collectively, “Sagard”) to acquire 184,670 and 40,330 shares of our common stock with an exercise price equal to $5.37 per share. The warrants were issued in connection with the Incremental Term Loan as further consideration based on the level of participation in the arrangement by Sagard. The warrants expire on the fifth anniversary of the date of issuance. The number of shares issuable pursuant to the warrants and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, recapitalization, mergers and certain other events.

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

†10.3
Form of Notice of Grant of Restricted Stock Units (Time-Based) for Cliff Vesting under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.4
Form of Notice of Grant of Restricted Stock Units (Time-Based) for Cliff Vesting for Executives under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.5
Form of Notice of Grant of Restricted Stock Units (Time-Based) for Executives under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.6
Second Amendment to the Amended and Restated Employment Agreement with Michael D. Rumbolz (effective April 1, 2020) (incorporated by reference to Exhibit 10.6 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.7
Notice of Grant of Restricted Stock Units (Time-Based) under the Amended and Restated 2014 Equity Incentive Plan for Michael D. Rumbolz (effective April 1, 2020) (incorporated by reference to Exhibit 10.7 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.8
Amended and Restated Employment Agreement with Randy L. Taylor (effective April 1, 2020) (incorporated by reference to Exhibit 10.8 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.9
Notice of Grant of Restricted Stock Units (Time-Based) under the Amended and Restated 2014 Equity Incentive Plan for Randy L. Taylor (effective April 1, 2020) (incorporated by reference to Exhibit 10.9 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.10
First Amendment to Employment Agreement with Edward A. Peters (effective April 1, 2020) (incorporated by reference to Exhibit 10.10 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.11
Amended and Restated Employment Agreement with David J. Lucchese (effective April 1, 2020) (incorporated by reference to Exhibit 10.12 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.12
First Amendment to Employment Agreement with Dean A. Ehrlich (effective April 1, 2020) (incorporated by reference to Exhibit 10.13 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.13	Employment Agreement with Mark F. Labay (effective April 1, 2020) (incorporated by reference to Exhibit 10.14 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.14
First Amendment to Employment Agreement with Darren D. A. Simmons (effective April 1, 2020) (incorporated by reference to Exhibit 10.16 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.15
First Amendment to Amended and Restated Employment Agreement with Harper H. Ko (effective April 1, 2020) (incorporated by reference to Exhibit 10.17 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2020		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)