Form 10-Q
period 2020-09-30
Everi Holdings Inc.
filed 2020-11-02
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 30, 2020, there were 85,928,252 shares of the registrant’s $0.001 par value per share common stock outstanding.

TABLE OF CONTENTS

		Page

PART I: FINANCIAL INFORMATION		3

Item 1:	Financial Statements	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2020 and 2019	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	6

	Unaudited Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2020 and 2019	8

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4:	Controls and Procedures	52

PART II: OTHER INFORMATION		53

Item 1:	Legal Proceedings	53

Item 1A:	Risk Factors	53

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3:	Defaults Upon Senior Securities	54

Item 4:	Mine Safety Disclosures	54

Item 5:	Other Information	54

Item 6:	Exhibits	55

Signatures		56

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except earnings per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Games revenues
Gaming operations	$46,968	$48,515	$106,513	$138,377
Gaming equipment and systems	10,229	19,584	28,795	66,083
Gaming other	44	1,174	76	1,619
Games total revenues	57,241	69,273	135,384	206,079
FinTech revenues
Cash access services	33,979	43,152	80,986	123,680
Equipment	6,248	10,188	16,004	25,051
Information services and other	14,630	11,956	31,748	33,240
FinTech total revenues	54,857	65,296	128,738	181,971
Total revenues	112,098	134,569	264,122	388,050
Costs and expenses
Games cost of revenues(1)
Gaming operations	4,245	4,942	10,471	12,792
Gaming equipment and systems	5,730	11,126	16,625	37,087
Gaming other	—	1,117	456	1,464
Games total cost of revenues	9,975	17,185	27,552	51,343
FinTech cost of revenues(1)
Cash access services	1,161	4,112	5,227	9,777
Equipment	3,548	5,957	9,452	14,884
Information services and other	859	1,024	2,057	2,952
FinTech total cost of revenues	5,568	11,093	16,736	27,613
Operating expenses	34,927	37,631	115,428	111,446
Research and development	7,034	8,196	20,958	22,399
Depreciation	16,163	16,015	48,700	46,062
Amortization	18,693	17,156	57,312	51,143
Total costs and expenses	92,360	107,276	286,686	310,006
Operating income (loss)	19,738	27,293	(22,564)	78,044
Other expenses
Interest expense, net of interest income	18,905	19,297	56,226	60,130
Loss on extinguishment of debt	—	—	7,457	—
Total other expenses	18,905	19,297	63,683	60,130
Income (loss) before income tax	833	7,996	(86,247)	17,914
Income tax provision (benefit)	1,711	(1,319)	(3,434)	(2,747)
Net (loss) income	(878)	9,315	(82,813)	20,661
Foreign currency translation, net of tax	359	(658)	(1,295)	(189)
Comprehensive (loss) income	$(519)	$8,657	$(84,108)	$20,472

(1) Exclusive of depreciation and amortization.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Loss) earnings per share
Basic	$(0.01)	$0.13	$(0.97)	$0.29
Diluted	$(0.01)	$0.12	$(0.97)	$0.27
Weighted average common shares outstanding
Basic	85,556	72,251	85,102	71,361
Diluted	85,556	79,125	85,102	77,854

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At September 30,	At December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$235,407	$289,870
Settlement receivables	33,126	70,282
Trade and other receivables, net of allowances for credit losses of $3,754 and $5,786 at September 30, 2020 and December 31, 2019, respectively	75,997	87,910
Inventory	33,779	26,574
Prepaid expenses and other current assets	18,268	27,896
Total current assets	396,577	502,532
Non-current assets
Property and equipment, net	113,812	128,869
Goodwill	681,943	681,635
Other intangible assets, net	228,958	279,187
Other receivables, net	14,218	16,661
Other assets	22,696	20,339
Total non-current assets	1,061,627	1,126,691
Total assets	$1,458,204	$1,629,223
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	165,217	173,103
Settlement liabilities	140,229	234,087
Current portion of long-term debt	1,250	—
Total current liabilities	306,696	407,190
Non-current liabilities
Long-term debt	1,127,191	1,108,078
Deferred tax liability, net	22,613	26,401
Other accrued expenses and liabilities	17,114	33,566
Total non-current liabilities	1,166,918	1,168,045
Total liabilities	1,473,614	1,575,235
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized and 111,079 and 85,906 shares issued and outstanding at September 30, 2020, respectively, and 109,493 and 84,497 shares issued and outstanding at December 31, 2019, respectively	111	109
Additional paid-in capital	460,967	445,162
Accumulated deficit	(295,753)	(212,940)
Accumulated other comprehensive loss	(2,114)	(819)
Treasury stock, at cost, 25,173 and 24,996 shares at September 30, 2020 and December 31, 2019, respectively	(178,621)	(177,524)
Total stockholders’ (deficit) equity	(15,410)	53,988
Total liabilities and stockholders’ (deficit) equity	$1,458,204	$1,629,223

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(82,813)	$20,661
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation	48,700	46,062
Amortization	57,312	51,143
Non-cash lease expense	3,615	3,060
Amortization of financing costs and discounts	3,111	2,697
Loss on sale or disposal of assets	111	1,375
Accretion of contract rights	5,345	6,539
Provision for credit losses	6,925	10,010
Deferred income taxes	(3,788)	(3,173)
Reserve for inventory obsolescence	1,810	1,830
Write-down of assets	11,281	843
Loss on extinguishment of debt	7,457	—
Stock-based compensation	10,108	6,141
Other non-cash items	456	—
Changes in operating assets and liabilities:
Settlement receivables	36,922	26,774
Trade and other receivables	6,682	(23,820)
Inventory	(10,614)	(3,341)
Other assets	(4,952)	(20,866)
Settlement liabilities	(93,622)	(34,573)
Other liabilities	(5,814)	29,002
Net cash (used in) provided by operating activities	(1,768)	120,364
Cash flows from investing activities
Capital expenditures	(52,428)	(81,642)
Acquisitions, net of cash acquired	(15,000)	(20,000)
Proceeds from sale of property and equipment	141	56
Placement fee agreements	(3,021)	(17,102)
Net cash used in investing activities	(70,308)	(118,688)
Cash flows from financing activities
Proceeds from incremental term loan	125,000	—
Repayments of incremental term loan	(313)	—
Proceeds from revolving credit facility	35,000	—
Repayments of revolving credit facility	(35,000)	—
Repayments of existing term loan	(13,500)	(25,700)
Repayments of unsecured notes	(89,619)	—
Fees associated with debt transactions	(11,128)	—
Proceeds from exercise of stock options	3,509	11,288
Treasury stock	(1,097)	(1,021)
Net cash provided by (used in) financing activities	12,852	(15,433)
Effect of exchange rates on cash and cash equivalents	(1,370)	(1,314)
Cash, cash equivalents and restricted cash
Net decrease for the period	(60,594)	(15,071)
Balance, beginning of the period	296,610	299,181
Balance, end of the period	$236,016	284,110

See notes to unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2020	2019
Supplemental cash disclosures
Cash paid for interest	$45,331	$52,077
Cash paid (refunded) for income tax, net	81	(69)
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$2,970	$3,989
Accrued and unpaid placement fees added during the year	—	585
Accrued and unpaid liabilities for acquisitions added during the year	—	27,556
Transfer of leased gaming equipment to inventory	5,493	9,118

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Treasury Stock	(Deficit) Equity

Balance, January 1, 2019	95,100	$95	$298,929	$(229,457)	$(1,998)	$(176,464)	$(108,895)
Net income	—	—	—	5,860	—	—	5,860
Foreign currency translation	—	—	—	—	504	—	504
Stock-based compensation expense	—	—	1,773	—	—	—	1,773
Exercise of options	864	1	4,970	—	—	—	4,971
Restricted share vesting and withholding	2	—	—	—	—	(15)	(15)
Balance, March 31, 2019	95,966	$96	$305,672	$(223,597)	$(1,494)	$(176,479)	$(95,802)
Net income	—	—	—	5,486	—	—	5,486
Foreign currency translation	—	—	—	—	(35)	—	(35)
Stock-based compensation expense	—	—	2,387	—	—	—	2,387
Exercise of options	764	1	4,491	—	—	—	4,492
Restricted share vesting and withholding	275	—	—	—	—	(965)	(965)
Balance, June 30, 2019	97,005	$97	$312,550	$(218,111)	$(1,529)	$(177,444)	$(84,437)
Net income	—	—	—	9,315	—	—	9,315
Foreign currency translation	—	—	—	—	(658)	—	(658)
Stock-based compensation expense	—	—	1,981	—	—	—	1,981
Exercise of options	263	—	1,825	—	—	—	1,825
Restricted share vesting and withholding	11	—	—	—	—	(41)	(41)
Balance, September 30, 2019	97,279	$97	$316,356	$(208,796)	$(2,187)	$(177,485)	$(72,015)

Balance, January 1, 2020	109,493	$109	$445,162	$(212,940)	$(819)	$(177,524)	$53,988
Net loss	—	—	—	(13,454)	—	—	(13,454)
Foreign currency translation	—	—	—	—	(1,958)	—	(1,958)
Stock-based compensation expense	—	—	4,173	—	—	—	4,173
Exercise of options	298	1	1,641	—	—	—	1,642
Restricted share vesting and withholding	15	—	—	—	—	(42)	(42)
Balance, March 31, 2020	109,806	$110	$450,976	$(226,394)	$(2,777)	$(177,566)	$44,349
Net loss	—	—	—	(68,481)	—	—	(68,481)
Foreign currency translation	—	—	—	—	304	—	304
Stock-based compensation expense	—	—	4,638	—	—	—	4,638
Issuance of warrants	—	—	502	—	—	—	502
Exercise of options	149	1	472	—	—	—	473
Restricted share vesting and withholding	579	—	—	—	—	(547)	(547)
Balance, June 30, 2020	110,534	$111	$456,588	$(294,875)	$(2,473)	$(178,113)	$(18,762)
Net loss	—	—	—	(878)	—	—	(878)
Foreign currency translation	—	—	—	—	359	—	359
Stock-based compensation expense	—	—	2,985	—	—	—	2,985
Exercise of options	287	—	1,394	—	—	—	1,394
Restricted share vesting and withholding	258	—	—	—	—	(508)	(508)
Balance, September 30, 2020	111,079	$111	$460,967	$(295,753)	$(2,114)	$(178,621)	$(15,410)

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In this filing, we refer to: (i) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements,” (ii) our Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as our “Statements of Operations,” and (iii) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets.”

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
Everi is a leading supplier of imaginative entertainment and trusted technology solutions for the casino and digital gaming industry. Everi’s mission is to transform the casino floor through innovative gaming and financial technology and loyalty solutions. With a focus on both land-based and digital gaming operators and players, the Company develops entertaining games and gaming machines, gaming systems and services that facilitate memorable player experiences, and is a preeminent and comprehensive provider of financial products and services that offer convenient and secure cash and cashless-based financial transactions, self-service player loyalty tools and applications, and intelligence software and other intuitive solutions that improve casino operational efficiencies and fulfill regulatory compliance requirements.
Everi Holdings reports its results of operations based on two operating segments: Games and FinTech.
Everi Games provides gaming operators with gaming technology products and services, including: (i) gaming machines, primarily comprising Class II and Class III slot machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (ii) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; and (iii) business-to-business (“B2B”) and business-to-consumer (“B2C”) digital online gaming activities.
Everi FinTech provides gaming operators with financial technology products and services, including: (i) services and equipment that facilitate casino patrons’ self-service access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals (cash dispensing and cashless), credit card cash access transactions and point-of-sale (“POS”) debit card purchase and cash access transactions; (ii) check warranty services; (iii) self-service player loyalty enrollment and marketing equipment, including promotion management software and tools; (iv) software and services that improve credit decision making, automate cashier operations, and enhance patron marketing activities for gaming establishments; (v) equipment that provides cash access and other cash handling efficiency-related services; and (vi) compliance, audit, and data solutions.
Impact of Coronavirus Disease 2019 (“COVID-19”) Pandemic
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility in the financial markets, increased unemployment levels, caused temporary, and in certain cases, closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments, and as a result, our operations experienced significant disruptions. At the immediate onset of the COVID-19 pandemic, we were affected by various measures, including, but not limited to: the institution of social distancing and sheltering-in-place requirements in many states and communities, which significantly impacted demand for our products and services, and resulted in office closures, the furlough of a majority of our employees, the implementation of temporary base salary reductions for our employees and the implementation of a work-from-home policy.

During the second quarter of 2020, businesses began to adapt to social-distancing measures and various phases of reopening pursuant to government-mandated guidelines. As our gaming customers reopened, a number of their properties initially experienced an elevated level of activity as compared to what was originally anticipated. The revenues generated by this initial pent-up demand flattened to slightly below pre-COVID levels as more casinos reopened through the second quarter of 2020. Revenues then improved throughout the third quarter of 2020, though they still remained at pre-COVID levels. With a majority of our gaming customers reopening properties by the end of September 2020 and our results continuing to improve from the decreased activity rates in the second quarter, we have, among other measures: (i) returned nearly all of our furloughed employees to work on primarily a work-from-home basis; (ii) reinstated base compensation to pre-COVID levels for the employee base; (iii) reversed nearly all compensation reductions for both our Executives and Directors; and (iv) fully paid down the outstanding balance on our revolving line of credit.
It is unclear if and when customer volumes will return consistently to pre-COVID levels, or if in the future a resurgence of COVID-19 could result in the closure of casinos by federal, state, tribal and municipal governmental and regulatory agencies or by the casino operators themselves in an effort to contain the COVID-19 public health emergency or mitigate its impact; however, we continue to monitor the impacts of COVID-19 and we will make adjustments to our business accordingly to the extent the economic environment deteriorates.
In parallel, in connection with the uncertainty facing our customers as a result of COVID-19, we evaluated our business strategies in the second quarter of 2020 and implemented measures to reduce our ongoing operating costs. As a result of this evaluation, we permanently reduced our employee base, with most of the departures resulting from our furloughed employees, to accommodate the current and future operating needs of our customers and our business.
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
•we implemented a safe workplace return policy for those of our employees who return to our facilities;
•we returned most of our furloughed employees to work;
•we returned a portion of base compensation to our executives;
•we returned most base compensation to our employee-base;
•we returned a portion of cash compensation to our Board of Directors;
•we completed a reduction-in-force and incurred severance costs, among other expenses, of approximately $2.7 million; and
•we recorded a write-down of assets of approximately $11.0 million, of which $9.2 million and $1.8 million related to our Games and FinTech businesses, respectively, for certain of our trade receivables, inventory, prepaid expenses and other assets, fixed assets and other intangible assets that were not expected to be recoverable. This charge was reflected in Operating Expenses in our Statements of Operations. While we are unable to determine the nature, or amount, of further write-down charges, it is possible that we may record additional amounts to the extent we experience a decline in operations and financial performance in the future.
•As of the end of the third quarter of 2020:
•we have returned base compensation to our executives and employee-base;
•we have returned cash compensation to our Board of Directors; and
•we fully repaid the $35.0 million Revolving Credit Facility in light of improved results of operations and liquidity.
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

2.          BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2019 Annual Report.
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
The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	Nine Months Ended September 30,
	2020	2019
Contract assets(1)
Balance at January 1 — current	$8,634	$6,821
Balance at January 1 — non-current	6,774	4,489
Total	15,408	11,310
Balance at September 30 - current	8,945	8,037
Balance at September 30 - non-current	7,545	4,049
Total	16,490	12,086
Increase	$1,082	$776
Contract liabilities(2)
Balance at January 1 — current	$28,510	$14,661
Balance at January 1 — non-current	354	809
Total	28,864	15,470
Balance at September 30 - current	34,846	28,827
Balance at September 30 - non-current	32	798
Total	34,878	29,625
Increase	$6,014	$14,155
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
We recognized approximately $19.3 million and $10.7 million in revenue that was included in the beginning contract liability balance during the nine months ended September 30, 2020 and 2019, respectively.
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
We recognize our Gaming Operations revenue based on criteria set forth in ASC 842 or ASC 606, as applicable. The amount of lease revenue included in our Gaming Operations revenues and recognized under ASC 842 was approximately $35.9 million and $80.3 million for the three and nine months ended September 30, 2020, respectively and $36.6 million and $104.3 million for the three and nine months ended September 30, 2019, respectively.

FinTech Revenues
Our FinTech products and services include solutions that we offer to gaming establishments to provide their patrons with cash access-related services, self-service player loyalty and marketing tools, and other information and regulatory compliance-related products and services. These solutions include: access to cash and cashless funding at gaming facilities via debit withdrawals (cash dispensing and cashless), credit card cash access transactions, and POS debit card purchase and cash access transactions; check warranty services; self-service ATMs and fully integrated kiosks and maintenance services; self-service player loyalty enrollment and marketing equipment, including promotion management software and tools; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings. We conduct our FinTech segment business based on results generated from the following major revenue streams: (i) Cash Access Services; (ii) Equipment; and (iii) Information Services and Other.
Equipment revenues are derived from the sale of our cash access and loyalty kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet the definition of a sales type or direct financing lease, which are accounted for under ASC 842. We did not have any new cash access kiosk and related equipment sales contracts accounted for under ASC 842 during the three and nine months ended September 30, 2020. Sales contracts accounted for under ASC 842 were approximately $0.1 million and $2.7 million for the three and nine months ended September 30, 2019, respectively.
Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer agreements; (ii) deposits held in connection with a sponsorship agreement; (iii) wide area progressive (“WAP”)-related restricted funds; and (iv) Internet-related cash access activities. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the statement of cash flows for the nine months ended September 30, 2020 (in thousands).

	Classification on our Balance Sheets	At September 30, 2020	At December 31, 2019
Cash and cash equivalents	Cash and cash equivalents	$235,407	$289,870
Restricted cash - current	Prepaid expenses and other current assets	508	6,639
Restricted cash - non-current	Other assets	101	101
Total		$236,016	$296,610

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

Our reporting units are identified as operating segments or one level below. Reporting units must: (i) engage in business activities from which they earn revenues and incur expenses; (ii) have operating results that are regularly reviewed by our segment management to ascertain the resources to be allocated to the segment and assess its performance; and (iii) have discrete financial information available. As of September 30, 2020, our reporting units included: (i) Games; (ii) Cash Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Player Loyalty Sales and Services.

Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of the long-term accounts payable is estimated by discounting the total obligation using the appropriate interest rate. As of September 30, 2020 and December 31, 2019, the fair value of trade and loans receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (dollars in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
September 30, 2020
Term loan	2	$715,127	$735,500
Incremental term loan	2	$127,805	$124,688
Senior unsecured notes	2	$279,673	$285,381
December 31, 2019
Term loan	2	$753,494	$749,000
Senior unsecured notes	2	$401,738	$375,000
Our borrowings were reported at fair value using Level 2 inputs based on quoted market prices for these securities.
Reclassification of Prior Year Balances
Reclassifications were made to the prior-period Financial Statements to conform to the current period presentation where applicable.
Recent Accounting Guidance
Recently Adopted Accounting Guidance

Standard	Description	Date of Adoption	Effect on Financial Statements
Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments	This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.	January 1, 2020
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
We do not anticipate recently issued accounting guidance to have a significant impact on our Financial Statements as of September 30, 2020.

3.          LEASES
We determine if a contract is, or contains, a lease at the inception, or modification, of a contract based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of an asset is predicated upon the notion that a lessee has both the right to (i) obtain substantially all of the economic benefit from the use of the asset; and (ii) direct the use of the asset.
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
Lessee
The Company leases real estate and vehicles under operating and finance leases, respectively. We enter into operating lease agreements for real estate purposes that generally consist of buildings for office space and warehouses for manufacturing purposes. Certain of our lease agreements consist of rental payments that are periodically adjusted for inflation. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. Our lease agreements do not generally provide explicit rates of interest; therefore, we use our incremental collateralized borrowing rate, which is based on a fully collateralized and fully amortizing loan with a maturity date the same as the length of the lease that is based on the information available at the commencement date to determine the present value of lease payments. Leases with an expected term of 12 months or less (short-term) are not accounted for on our Balance Sheets.

Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At September 30, 2020	At December 31, 2019
Assets
Operating lease ROU assets	Other assets, non-current	$16,479	$12,257
Finance lease ROU assets(2)	Other assets, non-current	$522	$—
Liabilities(1)
Current operating lease liabilities	Accounts payable and accrued expenses	$5,402	$5,824
Current finance lease liabilities	Accounts payable and accrued expenses	$143	$—
Non-current operating lease liabilities	Other accrued expenses and liabilities	$15,491	$9,628
Non-current finance lease liabilities	Other accrued expenses and liabilities	$399	$—
(1) The amount of operating lease liabilities recorded on our Balance Sheets upon the adoption of ASC 842 on January 1, 2019 was approximately $18.0 million.
(2) Presented net of accumulated depreciation.
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for:
Long- and short-term operating leases	$2,076	$1,869	$6,325	$5,602
Finance leases	$39	$—	$44	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	$7,594	$—	$8,454	$14,595	(2)
Finance leases(1)	$310	$—	$592	$—
(1) The amounts are presented net of current year terminations and exclude amortization for the period.
(2) The amount includes approximately $13.7 million of operating lease ROU assets obtained in exchange for existing lease obligations due to the adoption of ASC 842 and $0.9 million of operating lease ROU assets obtained in exchange for new lease obligations entered into during the nine months ended September 30, 2019.
Other information related to lease terms and discount rates is as follows:

	At September 30, 2020	At December 31, 2019
Weighted Average Remaining Lease Term (in years):
Operating leases	4.21	2.96
Finance leases	3.62	—
Weighted Average Discount Rate:
Operating leases	5.25%	5.25%
Finance leases	3.85%	—

Components of lease expense, which are included in operating expenses, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Lease Cost:
Operating lease cost	$1,475	$1,354	$4,212	$3,629
Variable lease cost	$421	$401	$1,333	$1,240
Finance Lease Cost:
Amortization of ROU assets	$47	$—	$70	$—
Interest expense on lease liabilities	$5	$—	$8	$—
Maturities of lease liabilities are summarized as follows as of September 30, 2020 (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2020 (excluding the nine months ended September 30, 2020)	$1,516	$40
2021	6,181	161
2022	5,501	161
2023	3,946	161
2024	2,977	57
Thereafter	3,331	—
Total future minimum lease payments	$23,452	$580
Amount representing interest	2,559	38
Present value of future minimum lease payments	$20,893	$542
Current lease obligations	5,402	143
Long-term lease obligations	$15,491	$399
Lessor
We generate lease revenues primarily from our gaming operations activities, with a majority of our leases being month-to-month relationships. Under these arrangements, we retain ownership of the electronic gaming machines (“EGMs”) installed at customer facilities. We receive recurring revenues based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. Such revenues are generated daily and are limited to the lesser of the net win per day generated by the leased gaming equipment or the fixed daily fee and the lease payments that have been collected from the lessee. Certain of our leases have terms and conditions with options for a lessee to purchase the underlying assets. The cost of property and equipment the Company is leasing to third-parties as of September 30, 2020 is approximately $203.2 million, which includes accumulated depreciation of approximately $124.7 million.
We did not have any new sales transactions that qualified for sales-type lease accounting treatment during the three and nine months ended September 30, 2020. We generated lease revenue from sales-type leases in the FinTech segment in the amount of approximately $0.1 million and $2.7 million for the three and nine months ended September 2019, respectively. Our interest income recognized in connection with sales-type leases executed in the prior periods is immaterial.
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At September 30, 2020	At December 31, 2019
Assets
Net investment in sales-type leases — current	Trade and other receivables, net	$885	$874
Net investment in sales-type leases — non-current	Other receivables	$640	$1,288

4.          BUSINESS COMBINATIONS
We had no material acquisitions for the three and nine months ended September 30, 2020.
Atrient, Inc.
On March 8, 2019, we acquired certain assets of Atrient, Inc. (“Atrient” or the “Seller”), a privately held company that develops and distributes hardware and software applications to gaming operators to enhance gaming patron loyalty, pursuant to an asset purchase agreement. Under the terms of the asset purchase agreement, we paid the Seller $20.0 million at the closing of the transaction and an additional $10.0 million during the nine months ended September 30, 2020 with another $10.0 million being due two years following the date of closing. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and were included in accounts payable and accrued expenses as of September 30, 2020 and accounts payable and accrued expenses and other accrued expenses and liabilities as of December 31, 2019.
In addition to the cash payments, we have recorded approximately $9.0 million in contingent consideration liabilities based upon the achievement of certain revenue targets with a maximum payout of up to $10.0 million. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and are remeasured each reporting period. The inputs used to measure the fair value of our liabilities are categorized as Level 3 in the fair value hierarchy. Contingent consideration liabilities as of September 30, 2020 and December 31, 2019 were approximately $9.8 million and $9.4 million, respectively, and were included in accounts payable and accrued expenses and other accrued expenses and liabilities in our Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.
Micro Gaming Technologies, Inc.
On December 24, 2019, we acquired certain assets of Micro Gaming Technologies, Inc. (“MGT”), a privately held company that develops and distributes kiosks and software applications to gaming patrons to enhance patron loyalty, in an asset purchase agreement. The acquired assets consist of existing contracts with gaming operators, technology, and intellectual property intended to allow us to provide gaming operators with self-service patron loyalty functionality delivered through stand-alone kiosk equipment and a marketing platform that manages and delivers gaming operators marketing programs through these patron interfaces. This acquisition further expands our financial technology player loyalty offerings within our FinTech segment. Under the terms of the asset purchase agreement, we paid MGT $15.0 million at the closing of the transaction and per the original agreement, additional $5.0 million was due by April 1, 2020 with a final payment of $5.0 million due two years following the date of closing. In light of the COVID-19 pandemic, we entered into an amendment to the asset purchase agreement allowing us to remit the additional $5.0 million by July 1, 2020, which we paid in June 2020, with a final payment of $5.0 million due by July 1, 2021. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and were included in accounts payable and accrued expenses and other accrued expenses and liabilities as of September 30, 2020 and December 31, 2019 for the current and non-current portions, respectively. The total consideration for this acquisition was approximately $25.0 million. The acquisition did not have a significant impact on our results of operations or financial condition.
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
The financial results included in our Statements of Operations for the three and nine months ended September 30, 2020 reflected revenues of approximately $3.1 million and $6.9 million, respectively, attributed to the MGT business. As a result of the integration of the acquired business into our existing player loyalty operations during the current period, presentation of net income contributed by MGT is impracticable. Acquisition-related costs incurred during the three and nine months ended September 30, 2020 were not material.
The unaudited pro forma financial data with respect to the revenue and earnings as if the MGT acquisition occurred on January 1, 2019 would reflect revenues of approximately $138.0 million and $399.0 million for the three and nine months ended September 30, 2019, respectively, and net income of approximately $9.2 million and $20.3 million for the three and nine months ended September 30, 2019, respectively.

5.          FUNDING AGREEMENTS
We have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Operations, were approximately $0.7 million and $2.5 million for the three and nine months ended September 30, 2020, respectively, and approximately $1.8 million and $5.5 million for the three and nine months ended September 30, 2019, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balances of ATM cash utilized by us from these third parties were approximately $301.6 million and $292.6 million as of September 30, 2020 and December 31, 2019, respectively.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash in the maximum amount of $300 million with the ability to increase the amount by $75 million over a five-day period for holidays, such as the period around New Year’s Day. The term of the agreement expires on June 30, 2022 and will automatically renew for additional one-year periods unless either party provides a 90-day written notice of its intent not to renew.
We are responsible for any losses of cash in the ATMs under this agreement, and we self-insure for this type of risk. There were no material losses for the three and nine months ended September 30, 2020 and 2019.

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
The balance of trade and other receivables consisted of the following (in thousands):

	At September 30,	At December 31,
	2020	2019
Trade and other receivables, net
Games trade and loans receivable	$42,774	$51,651
FinTech trade and loans receivable	20,989	23,723
Contract assets	16,490	15,408
Insurance settlement receivable(1)	7,650	7,650
Other receivables	787	3,977
Net investment in sales-type leases	1,525	2,162
Total trade and other receivables, net	90,215	104,571
Non-current portion of receivables
Games trade and loans receivable	(1,769)	(1,018)
FinTech trade and loans receivable	(4,264)	(7,581)
Contract assets	(7,545)	(6,774)
Net investment in sales-type leases	(640)	(1,288)
Total non-current portion of receivables	(14,218)	(16,661)
Total trade and other receivables, current portion	$75,997	$87,910
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
The activity in our allowance for credit losses for the nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Beginning allowance for credit losses	$(5,786)	$(6,425)
Provision	(6,926)	(10,010)
Charge-offs and recoveries	8,958	10,723
Ending allowance for credit losses	$(3,754)	$(5,712)

7.          INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.

Inventory consisted of the following (in thousands):

	At September 30,	At December 31,
	2020	2019
Inventory
Component parts, net of reserves of $3,426 and $2,007 at September 30, 2020 and December 31, 2019, respectively	$24,175	$24,864
Work-in-progress	1,481	94
Finished goods	8,123	1,616
Total inventory	$33,779	$26,574

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
The balance of the current portion of prepaid expenses and other assets consisted of the following (in thousands):

	At September 30,	At December 31,
	2020	2019
Prepaid expenses and other current assets
Prepaid expenses	$11,652	$11,272
Restricted cash(1)	508	6,639
Deposits	4,221	8,501
Other	1,887	1,484
Total prepaid expenses and other current assets	$18,268	$27,896
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for discussion on the composition of the restricted cash balance.
The balance of the non-current portion of other assets consisted of the following (in thousands):

	At September 30,	At December 31,
	2020	2019
Other assets
Operating lease ROU assets	$16,479	$12,257
Prepaid expenses and deposits	5,279	7,378
Debt issuance costs of revolving credit facility	315	460
Other	623	244
Total other assets	$22,696	$20,339

9.          PROPERTY AND EQUIPMENT
Property and equipment consists of the following (dollars in thousands):

		At September 30, 2020			At December 31, 2019
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-4	$203,247	$124,697	$78,550	$196,571	$106,888	$89,683
Rental pool - undeployed	2-4	27,805	20,342	7,463	31,901	22,970	8,931
FinTech equipment	3-5	31,991	21,826	10,165	29,947	22,114	7,833
Leasehold and building improvements	Lease Term	10,924	8,173	2,751	11,815	8,150	3,665
Machinery, office, and other equipment	2-5	45,458	30,575	14,883	48,860	30,103	18,757
Total		$319,425	$205,613	$113,812	$319,094	$190,225	$128,869
Depreciation expense related to property and equipment totaled approximately $16.2 million and $48.7 million for the three and nine months ended September 30, 2020, respectively. Depreciation expense related to property and equipment totaled approximately $16.0 million and $46.1 million for the three and nine months ended September 30, 2019, respectively.

10.          GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $681.9 million and $681.6 million at September 30, 2020 and December 31, 2019, respectively. We have the following reporting units: (i) Games; (ii) Cash Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Player Loyalty Sales and Services.
We test our goodwill for impairment on October 1 each year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We generally conduct the test by utilizing a “Step 1” analysis, which requires a comparison of the carrying amount of each reporting unit to its estimated fair value.
Interim Assessment for Impairment of Goodwill
The impact of COVID-19 and the closure of most casino properties during the second quarter of 2020 qualified as a triggering event and accordingly, we performed a goodwill impairment test during the second quarter of 2020, for which we utilized the “Step 1” approach that required a comparison of the carrying amount of each reporting unit to its estimated fair value.
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

In connection with the interim assessment conducted during the second quarter of 2020, we determined that no goodwill impairment adjustments were necessary as a result of the fair value of each reporting unit exceeding its carrying amount. Our Games reporting unit had a carrying amount of approximately $449.0 million as of May 31, 2020, which represented a majority of the total goodwill balance. The fair value of this reporting unit exceeded carrying value by approximately 10% as of May 31, 2020.

As casinos reopened and our business continued to recover in the third quarter of 2020, there were no new triggering events identified that would have an adverse impact on our business; and therefore, no impairment was identified for our goodwill as of September 30, 2020.

As additional facts and circumstances evolve, we continue to observe and assess our reporting units with a specific focus on the Games reporting unit, particularly as a direct consequence of the circumstances surrounding COVID-19. To the extent new information becomes available that may impact our results of operations and financial condition, we expect to revise our projections accordingly as our estimates of future net after-tax cash flows are highly dependent upon certain assumptions, including, but not limited to, the amount and timing of the economic recovery globally, nationally and specifically within the gaming industry. More specifically, we may need to further adjust our assumptions and we may be required to perform either a quantitative or qualitative assessment of our goodwill in future periods given the significant degree of uncertainty with respect to: (i) the timing of reopening, and the subsequent reclosing, of certain casino properties; (ii) regulatory and governmental restrictions; and (iii) the demand from patrons that visit gaming establishments.

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
Other Intangible Assets
Other intangible assets consist of the following (dollars in thousands):

		At September 30, 2020			At December 31, 2019
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	3-7	$60,497	$25,777	$34,720	$58,516	$20,888	$37,628
Customer contracts	3-14	71,975	53,174	18,801	71,975	49,477	22,498
Customer relationships	3-7	231,100	121,308	109,792	231,100	105,584	125,516
Developed technology and software	1-6	309,323	245,942	63,381	314,343	224,274	90,069
Patents, trademarks, and other	2-18	19,682	17,418	2,264	19,682	16,206	3,476
Total		$692,577	$463,619	$228,958	$695,616	$416,429	$279,187
Amortization expense related to other intangible assets was approximately $18.7 million and $57.3 million for the three and nine months ended September 30, 2020, respectively. Amortization expense related to other intangible assets was approximately $17.2 million and $51.1 million for the three and nine months ended September 30, 2019, respectively.
We paid approximately $2.1 million and $3.0 million in placement fees for the three and nine months ended September 30, 2020, respectively. The payment for the three and nine months ended September 30, 2020 did not include imputed interest. We paid approximately $5.6 million and $17.7 million in placement fees, including $0.1 million and $0.6 million of imputed interest, for the three and nine months ended September 30, 2019, respectively.

During the three months ended September 30, 2020, there were no material write-downs of intangible assets. During the nine months ended September 30, 2020, we recorded a full write-down of intangible assets of approximately $5.9 million, of which $5.5 million and $0.4 million, related to our Games and Fintech businesses, respectively, for certain of our internally developed and third-party software projects that were not expected to be pursued. This charge was reflected in Operating Expenses of our Statements of Operations.

11.          ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (in thousands):

	At September 30,	At December 31,
	2020	2019
Accounts payable and accrued expenses
Trade accounts payable	$58,857	$78,627
Contract liabilities	34,846	28,510
Litigation accrual(1)	12,903	14,000
Contingent consideration and acquisition-related liabilities(2)	24,353	14,902
Accrued interest	6,419	1,347
Operating lease liabilities	5,402	5,824
Payroll and related expenses	14,526	18,058
Cash access processing and related expenses	2,065	5,511
Other	3,619	3,893
Accrued taxes	2,227	1,846
Placement fees	—	585
Total accounts payable and accrued expenses	$165,217	$173,103
(1) Refer to “Note 13 — Commitments and Contingencies.”
(2) Refer to “Note 4 — Business Combinations.”

12.          LONG-TERM DEBT
The following table summarizes our outstanding indebtedness (dollars in thousands):

	Maturity	Interest	At September 30,	At December 31,
	Date	Rate	2020	2019
Long-term debt
$820 million Term Loan Facility	2024	LIBOR+2.75%	$735,500	$749,000
$125 million Incremental Term Loan Facility	2024	LIBOR+10.50%	124,688	—
$35 million Revolving Credit Facility	2022	LIBOR+4.50%	—	—
Senior Secured Credit Facilities			860,188	749,000
$375 million 2017 Unsecured Notes	2025	7.50%	285,381	375,000
Total debt			1,145,569	1,124,000
Debt issuance costs and discount			(17,128)	(15,922)
Total debt after debt issuance costs and discount			1,128,441	1,108,078
Current portion of long-term debt			(1,250)	—
Total long-term debt, net of current portion			$1,127,191	$1,108,078

Senior Secured Credit Facilities
Our Senior Secured Credit Facilities consist of: (i) an $820.0 million, seven-year senior secured term loan facility (the “Term Loan Facility”); (ii) a $125.0 million, seven-year senior secured term loan (the “Incremental Term Loan”); and (iii) a $35.0 million, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) provided for under our credit agreement with Everi Payments, as borrower, and Everi Holdings with the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (the “Credit Agreement”).
In March 2020, we completed the full draw down of our available capacity of $35.0 million under the Revolving Credit Facility in order to improve our liquidity and preserve financial flexibility in light of the uncertainty in our industry and the global economy as a result of COVID-19. In accordance with the terms of the Revolving Credit Facility, the proceeds from this borrowing were being used for working capital, general corporate purposes and other permitted uses. On September 14, 2020, we repaid in full the $35.0 million under the Revolving Credit Facility that we had previously drawn at the onset of the global pandemic.
On April 21, 2020, we entered into the Fourth Amendment to our existing Credit Agreement, which among other things: (i) permits the incurrence of incremental equivalent debt subject to a 4.50:1.00 Consolidated Secured Leverage Ratio (as defined in the Credit Agreement) for calculation periods prior to December 31, 2021; and (ii) amends the consolidated secured leverage ratio covenant, including to remove the maximum consolidated secured leverage ratio for the quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 and to change the computation methodology of the consolidated leverage ratio for the quarters ending March 31, 2021, June 30, 2021, and September 30, 2021.
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
Voluntary prepayments of the Incremental Term Loan prior to the two-year anniversary of the Closing Date will be subject to a make-whole premium, and voluntary prepayments for the subsequent six-month period will be subject to a prepayment premium of 1.00% of the principal amount repaid.
The Incremental Term Loan Credit Agreement contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with our affiliates. The Incremental Term Loan Credit Agreement also requires us, together with our subsidiaries, to comply with a maximum consolidated secured leverage ratio, except that no such requirement shall apply for the quarters ending September 30, 2020, and December 31, 2020.
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
The weighted average interest rate on the Term Loan was 3.82% and 4.02% for the three and nine months ended September 30, 2020, respectively. The weighted average interest rate on the Revolving Credit Facility was 5.50% and 5.52% for the three and nine months ended September 30, 2020, respectively. The weighted average interest rate on the Incremental Term Loan Credit Facility was 11.50% for the three and nine months ended September 30, 2020, respectively.

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
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the Senior Secured Credit Facilities and the 2017 Unsecured Notes as of September 30, 2020.

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
Legal Contingencies
We evaluate matters and record an accrual for legal contingencies when it is both probable that a liability has been incurred and the amount or range of the loss may be reasonably estimated. We evaluate legal contingencies at least quarterly and, as appropriate, establish new accruals or adjust existing accruals to reflect: (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings, and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Legal costs associated with such proceedings are expensed as incurred. Due to the inherent uncertainty of legal proceedings as a result of the procedural, factual, and legal issues involved, the outcomes of our legal contingencies could result in losses in excess of amounts we have accrued.
We accrued approximately $14.0 million for the legal contingencies in connection with Fair and Accurate Credit Transactions Act (“FACTA”)-related matters based on ongoing settlement negotiations with by and among the various plaintiffs described in the FACTA-related matters discussion below and Everi by and on behalf of itself and Everi FinTech. Within the next year we expect to recover approximately $7.7 million of the amount accrued from certain of our insurance providers, for which we recorded an insurance settlement receivable included within trade and other receivables, net on our Balance Sheets, as recovery is deemed to be probable. In addition, we are seeking relief from Peleus Insurance Company pursuant to the provisions of our policy; however, we have not recorded any amounts with respect to this specific insurance carrier as there have been no commitments, settlements or determinations entered into as of the date of this periodic filing.

FACTA-related matters:
Geraldine Donahue, et. al. v. Everi FinTech, et. al. (“Donahue”), is a putative class action matter filed on December 12, 2018, in the Circuit Court of Cook County, Illinois County Division, Chancery Division. The original defendant was dismissed and the Company was substituted as the defendant on April 22, 2019. Plaintiff, on behalf of himself and others similarly situated, alleges that Everi FinTech and the Company (i) have violated certain provisions of FACTA by their failure, as agent to the original defendant, to properly truncate patron credit card numbers when printing cash access receipts as required under FACTA, and (ii) have been unjustly enriched through the charging of service fees for transactions conducted at the original defendant’s facilities. Plaintiff seeks an award of statutory damages, attorney’s fees, and costs. The parties have reached an agreement in principle for settlement of this matter, which will include the settlement and resolution of all the FACTA-related matters pending against the Company and Everi FinTech. In the third quarter of 2020, the court granted preliminary approval of the settlement agreement between the parties, which will include the settlement and resolution of all the FACTA-related matters pending against Everi. The final approval hearing is scheduled for November 30, 2020. The third-party claims administrator began contacting potential claimants via electronic and regular mail as of September 1, 2020. The objection date is October 19, 2020 and claims forms must be postmarked by February 1, 2021.
Oneeb Rehman, et. al. v. Everi FinTech and Everi Holdings, was a putative class action matter pending in the U.S. District Court for the Southern District of Florida, Ft. Lauderdale Division filed on October 16, 2018. The original defendant was dismissed and the Company was substituted as the defendant on April 22, 2019. Plaintiff, on behalf of himself and others similarly situated, alleged that Everi FinTech and the Company (i) had violated certain provisions of FACTA by their failure, as agent to the original defendant, to properly truncate patron credit card numbers when printing cash access receipts as required under FACTA, and (ii) had been unjustly enriched through the charging of service fees for transactions conducted at the original defendant’s facilities. Plaintiff sought an award of statutory damages, attorney’s fees, and costs. This matter has been dismissed in anticipation of court approval of the settlement in Donahue.
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

14.          STOCKHOLDERS’ (DEFICIT) EQUITY
In February 2020, our Board of Directors authorized and approved a new share repurchase program granting us the authority to repurchase an amount not to exceed $10.0 million of outstanding Company common stock with no minimum number of shares that the Company is required to repurchase. This new repurchase program commenced in the first quarter of 2020 and authorizes us to buy our common stock from time to time in open market transactions, block trades or in private transactions in accordance with trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods, including compliance with the Company’s finance agreements. The share repurchase program is subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, and may be suspended or discontinued at any time without prior notice. In light of COVID-19, we have suspended our share repurchase program. There were no share repurchases during the three and nine months ended September 30, 2020.

15.          WEIGHTED AVERAGE COMMON SHARES
The weighted average number of shares of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average shares
Weighted average number of common shares outstanding - basic	85,556	72,251	85,102	71,361
Potential dilution from equity awards(1)	—	6,874	—	6,493
Weighted average number of common shares outstanding - diluted(1)	85,556	79,125	85,102	77,854
(1)  We were in a net loss position for the three and nine months ended September 30, 2020; and therefore, no potential dilution from the application of the treasury stock method was applicable. The potential dilution excludes the weighted average effect of equity awards to purchase approximately 7.3 million and 6.5 million shares of common stock for the three and nine months ended September 30, 2020, respectively, as the application of the treasury stock method, as required, makes them anti-dilutive. The potential dilution excludes the weighted average effect of equity awards to purchase approximately 0.2 million and 1.7 million shares of common stock for the three and nine months ended September 30, 2019, respectively, as the application of the treasury stock method, as required, makes them anti-dilutive.

16.          SHARE-BASED COMPENSATION
Equity Incentive Awards
Generally, we grant the following types of awards: (i) time-based options; (ii) market-based options; (iii) time-based restricted stock units (“RSUs”); and (iv) performance-based stock units (“PSUs”).
A summary of award activity is as follows (in thousands):

	Stock Options Granted	Restricted Stock Units Granted
Outstanding, December 31, 2019	11,969	3,451
Granted	—	2,183
Exercised options or vested shares	(734)	(852)
Canceled or forfeited	(146)	(192)
Outstanding, September 30, 2020	11,089	4,590
There are approximately 0.5 million awards of our common stock available for future equity grants under our existing equity incentive plans.

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
The following table presents the options activity for the nine months ended September 30, 2020:

	Number of Options (in thousands)	Weighted Average Exercise Price (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	11,969	$5.06	5.5	$100,143
Granted	—
Exercised	(734)	$4.78
Canceled or forfeited	(146)	$5.42
Outstanding, September 30, 2020	11,089	$5.08	4.8	$36,542
Vested and expected to vest, September 30, 2020	11,045	$5.08	4.8	$36,340
Exercisable, September 30, 2020	10,159	$5.20	4.6	$32,362
There were no option awards granted during the three and nine months ended September 30, 2020 and 2019. The total intrinsic value of options exercised was approximately $0.6 million and $2.3 million for the three and nine months ended September 30, 2020, respectively, and $1.3 million and $8.8 million for the three and nine months ended September 30, 2019, respectively.
There was approximately $0.6 million in unrecognized compensation expense related to options expected to vest as of September 30, 2020. This cost was expected to be recognized on a straight-line basis over a weighted average period of 0.5 years. We recorded approximately $1.2 million in non-cash compensation expense related to options granted that were expected to vest for the nine months ended September 30, 2020. We received approximately $1.4 million and $3.5 million in cash from the exercise of options for the three and nine months ended September 30, 2020, respectively.
There was approximately $1.8 million in unrecognized compensation expense related to options expected to vest as of September 30, 2019. This cost was expected to be recognized on a straight-line basis over a weighted average period of 1.3 years. We recorded approximately $2.1 million in non-cash compensation expense related to options granted that were expected to vest for the nine months ended September 30, 2019. We received approximately $1.8 million and $11.3 million in cash from the exercise of options for the three and nine months ended September 30, 2019.
Restricted Stock Units
The fair value of each RSU grant is based on the market value of our common stock at the date of grant. The RSUs generally vest evenly either over a three- or four-year period on each of the applicable anniversaries of the dates of grants. The PSUs vest upon achievement of stipulated performance criteria.
The following table presents our RSU awards activity for the nine months ended September 30, 2020:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Life Remaining (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	3,451	$9.05	1.7	$46,342
Granted	2,183	$6.08
Vested	(852)	$8.39
Forfeited	(192)	$9.32
Outstanding, September 30, 2020	4,590	$7.75	1.4	$37,855
Vested and expected to vest, September 30, 2020	3,765	$7.58	1.4	$31,064

There were approximately 2.2 million and 2.0 million shares of RSU awards granted for the nine months ended September 30, 2020 and 2019, respectively. There were approximately 852,469 and 287,929 RSU awards that vested during the nine months ended September 30, 2020 and 2019, respectively.
There was approximately $18.1 million and $15.3 million in unrecognized compensation expense related to RSU awards expected to vest as of September 30, 2020 and 2019, respectively. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.0 and 2.7 years as of September 30, 2020 and 2019, respectively. We recorded approximately $8.9 million and $4.0 million in non-cash compensation expense related to the RSU awards during the nine months ended September 30, 2020 and 2019, respectively.

17.          INCOME TAXES
The income tax provision for the three months ended September 30, 2020, reflected an effective income tax rate of 205.4%, which was greater than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance as a result of a reduction of certain indefinite-lived deferred tax assets that can be offset against our indefinite-lived deferred tax liabilities. The income tax benefit for the nine months ended September 30, 2020 reflected an effective income tax rate of 4.0%, which was less than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance due to book loss incurred during the period, partially offset by certain indefinite-lived deferred tax assets that can be offset against our indefinite lived deferred tax liabilities. The income tax benefit for the three and nine months ended September 30, 2019 reflected an effective income tax rate of negative 16.5% and negative 15.3%, respectively, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets, the benefit from stock option exercises and the benefit from a research credit.
We have analyzed filing positions in all of the federal, state, and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of September 30, 2020, we recorded approximately $1.4 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. We have not accrued any penalties and interest for our unrecognized tax benefits. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Operations.
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
As discussed in “Note 1 — Business,” in late March 2020, the CARES Act was enacted in light of the COVID-19 pandemic. We are participating in certain of the relief measures provided by various income and payroll tax provisions in the CARES Act and we are continuing to analyze its impact on our tax related accounts.

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
We have reported our financial performance based on our segments in both the current and prior periods. Our CODM determined that our operating segments for conducting business are: (i) Games and (ii) FinTech:
•The Games segment provides solutions directly to gaming establishments to offer their patrons gaming entertainment- related experiences including: leased gaming equipment; sales of gaming equipment; gaming systems; digital online solutions; and ancillary products and services.

•The FinTech segment provides solutions directly to gaming establishments to offer their patrons cash access-related services and products, including: access to cash and cashless funding at gaming facilities via debit withdrawals (cash dispensing and cashless); credit card cash access transactions and POS debit card cash access transactions; check warranty services; kiosks for cash access and other services; self-service enrollment, player loyalty and marketing equipment; maintenance services; compliance, audit, and data software; casino credit data and reporting services; and other ancillary offerings.
Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we record depreciation and amortization expenses to the business segments.
Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.
The following tables present segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Games
Revenues
Gaming operations	$46,968	$48,515	$106,513	$138,377
Gaming equipment and systems	10,229	19,584	28,795	66,083
Gaming other	44	1,174	76	1,619
Total revenues	$57,241	$69,273	$135,384	$206,079
Costs and expenses
Cost of revenues(1)
Gaming operations	4,245	4,942	10,471	12,792
Gaming equipment and systems	5,730	11,126	16,625	37,087
Gaming other	—	1,117	456	1,464
Cost of revenues	9,975	17,185	27,552	51,343
Operating expenses	13,078	13,968	50,597	44,599
Research and development	5,003	6,369	14,819	17,481
Depreciation	14,777	14,420	44,349	41,283
Amortization	14,838	14,258	45,738	42,644
Total costs and expenses	57,671	66,200	183,055	197,350
Operating (loss) income	$(430)	$3,073	$(47,671)	$8,729
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
FinTech
Revenues
Cash access services	$33,979	$43,152	$80,986	$123,680
Equipment	6,248	10,188	16,004	25,051
Information services and other	14,630	11,956	31,748	33,240
Total revenues	$54,857	$65,296	$128,738	$181,971
Costs and expenses
Cost of revenues(1)
Cash access services	1,161	4,112	5,227	9,777
Equipment	3,548	5,957	9,452	14,884
Information services and other	859	1,024	2,057	2,952
Cost of revenues	5,568	11,093	16,736	27,613
Operating expenses	21,850	23,663	64,831	66,847
Research and development	2,030	1,827	6,138	4,918
Depreciation	1,387	1,595	4,352	4,779
Amortization	3,855	2,898	11,574	8,499
Total costs and expenses	34,690	41,076	103,631	112,656
Operating income	$20,167	$24,220	$25,107	$69,315
(1)  Exclusive of depreciation and amortization.
* Rounding may cause variances.

	At September 30,	At December 31,
	2020	2019
Total assets
Games	$837,357	$902,888
FinTech	620,847	726,335
Total assets	$1,458,204	$1,629,223
Major Customers. No single customer accounted for more than 10% of our revenues for the three and nine months ended September 30, 2020 and 2019. Our five largest customers accounted for approximately 17% and 16% of our revenues for the three and nine months ended September 30, 2020, respectively, and approximately 15% of our revenues for the three and nine months ended September 30, 2019, respectively.

19.          SUBSEQUENT EVENTS
As of the filing date, we had not identified, and were not aware of, any subsequent event for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this filing, we refer to: (i) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements,” (ii) our Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as our “Statements of Operations,” (iii) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “Results of Operations.”
Cautionary Information Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “goal,” “target,” “future,” “estimate,” “expect,” “anticipate,” “intend,” “aim to,” “plan,” “believe,” “seek,” “project,” “may,” “should,” “designed to,” or “will” and similar expressions to identify forward-looking statements. Examples of forward-looking statements include, among others, statements regarding trends, developments, and uncertainties impacting our business, as well as statements regarding expectations for the re-opening of casinos including the related public health confidence and availability of discretionary spending income of casino patrons and our ability to withstand the current disruption, to further product innovation, to address customer needs in the new operating environment, to regain revenue, earnings, and cash flow momentum and to enhance shareholder value in the long-term. Forward-looking statements are subject to additional risks and uncertainties, including those set forth under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our current and periodic reports filed with the Securities and Exchange Commission (the “SEC”), including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 (the “Q1 Quarterly Report”) and June 30, 2020 (the “Q2 Quarterly Report”), and are based on information available to us on the date hereof. Such risks and uncertainties could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: our ability to generate profits in the future and to create incremental value for shareholders; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions consistent with our forecasts in order to achieve future growth; our ability to execute on key initiatives and deliver ongoing improvements; expectations regarding growth for the Company’s installed base and daily win per unit; expectations regarding placement fee arrangements; inaccuracies in underlying operating assumptions; the impact of the ongoing Coronavirus Disease 2019 (“COVID-19”) global pandemic on our business, operations and financial condition, including (i) actions taken by federal, state, tribal and municipal governmental and regulatory agencies to contain the COVID-19 public health emergency or mitigate its impact, (ii) the direct and indirect economic effects of COVID-19 and measures to contain it, including directives, orders or similar actions by federal, state, tribal and municipal governmental and regulatory agencies to regulate freedom of movement and business operations such as travel restrictions, border closures, business closures, limitations on public gatherings, quarantines and shelter-in-place orders as well as re-opening guidance related to capacity restrictions for casino operations, social distancing, hygiene and re-opening safety protocols, and (iii) potential adverse reactions or changes to employee relationships in response to the furlough and salary reduction actions taken in response to COVID-19; changes in global market, business, and regulatory conditions arising as a result of the COVID-19 global pandemic; our history of net losses and our ability to generate profits in the future; our substantial leverage and the related covenants that restrict our operations; our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures; our ability to withstand unanticipated impacts of a pandemic outbreak of uncertain duration; our ability to withstand the loss of revenue during the closure of our customers’ facilities; our ability to maintain our current customers; expectations regarding customers’ preferences and demands for future product and service offerings; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to comply with the Europay, MasterCard, and Visa global standard for cards equipped with security chip technology; our ability to successfully introduce new products and services, including third-party licensed content; gaming establishment and patron preferences; failure to control product development costs and create successful new products; anticipated sales performance; our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises; national and international economic and industry conditions; changes in gaming regulatory, card association, and statutory requirements; regulatory and licensing difficulties, competitive pressures and changes in the competitive environment; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; technological obsolescence and our ability to adapt to evolving technologies; our ability to comply with our debt covenants and service outstanding debt; employee turnover; and other statements that are not historical facts. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized.

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
Overview
Everi is a leading supplier of imaginative entertainment and trusted technology solutions for the casino and digital gaming industry. Everi’s mission is to transform the casino floor through innovative gaming and financial technology and loyalty solutions. With a focus on both land-based and digital gaming operators and players, the Company develops entertaining games and gaming machines, gaming systems and services that facilitate memorable player experiences, and is a preeminent and comprehensive provider of financial products and services that offer convenient and secure cash and cashless-based financial transactions, self-service player loyalty tools and applications, and intelligence software and other intuitive solutions that improve casino operational efficiencies and fulfill regulatory compliance requirements.
Everi Holdings reports its results of operations based on two operating segments: Games and FinTech.
Everi Games provides gaming operators with gaming technology products and services, including: (i) gaming machines, primarily comprising Class II and Class III slot machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (ii) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; (iii) business-to-business (“B2B”) and business-to-consumer (“B2C”) digital online gaming activities.
Everi FinTech provides gaming operators with financial technology products and services, including: (i) services and equipment that facilitate casino patron’s self-service access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals (cash dispensing and cashless), credit card cash access transactions and point-of-sale (“POS”) debit card purchase and cash access transactions; (ii) check warranty services; (iii) self-service player loyalty enrollment and marketing equipment, including promotion management software and tools; (iv) software and services that improve credit decision making, automate cashier operations, and enhance patron marketing activities for gaming establishments; (v) equipment that provides cash access and other cash handling efficiency-related services; and (vi) compliance, audit, and data solutions.
Impact of COVID-19 Pandemic
Overall
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility in the financial markets, increased unemployment levels, caused temporary, and in certain cases, closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments, and as a result, our operations experienced significant disruptions. At the immediate onset of the COVID-19 pandemic, we were affected by various measures, including, but not limited to: the institution of social distancing and sheltering-in-place requirements in many states and communities, which significantly impacted demand for our products and services, and resulted in office closures, the furlough of a majority of our employees, the implementation of temporary base salary reductions for our employees and the implementation of a work-from-home policy.

During the second quarter of 2020, businesses began to adapt to social-distancing measures and various phases of reopening pursuant to government-mandated guidelines. As our gaming customers reopened, a number of their properties initially experienced an elevated level of activity as compared to what was originally anticipated. The revenues generated by this initial pent-up demand flattened to slightly below pre-COVID levels as more casinos reopened through the second quarter of 2020. Revenues then improved throughout the third quarter of 2020, though they still remained at pre-COVID levels. With a majority of our gaming customers reopening properties by the end of September 2020 and our results continuing to improve from the decreased activity rates in the second quarter, we have, among other measures: (i) returned nearly all of our furloughed employees to work on primarily a work-from-home basis; (ii) reinstated base compensation to pre-COVID levels for the employee base; (iii) reversed nearly all compensation reductions for both our Executives and Directors; and (iv) fully paid down the outstanding balance on our revolving line of credit.

It is unclear if and when customer volumes will return consistently to pre-COVID levels, or if in the future a resurgence of COVID-19 could result in the closure of casinos by federal, state, tribal and municipal governmental and regulatory agencies or by the casino operators themselves in an effort to contain the COVID-19 public health emergency or mitigate its impact; however, we continue to monitor the impacts of COVID-19 and we will make adjustments to our business accordingly to the extent the economic environment deteriorates.
In parallel, in connection with the uncertainty facing our customers as a result of COVID-19, we evaluated our business strategies in the second quarter of 2020 and implemented measures to reduce our ongoing operating costs. As a result of this evaluation, we permanently reduced our employee base, with most of the departures resulting from our furloughed employees, to accommodate the current and future operating needs of our customers and our business.

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
•we implemented a safe workplace return policy for those of our employees who return to our facilities;
•we returned most of our furloughed employees to work;
•we returned a portion of base compensation to our executives;

•we returned most base compensation to our employee-base;
•we returned a portion of cash compensation to our Board of Directors;
•we completed a reduction-in-force and incurred severance costs, among other expenses, of approximately $2.7 million; and
•we recorded a write-down of assets of approximately $11.0 million, of which $9.2 million and $1.8 million related to our Games and FinTech businesses, respectively, for certain of our trade receivables, inventory, prepaid expenses and other assets, fixed assets and other intangible assets that were not expected to be recoverable. This charge was reflected in Operating Expenses in our Statements of Operations. While we are unable to determine the nature, or amount, of further write-down charges, it is possible that we may record additional amounts to the extent we experience a decline in operations and financial performance in the future.
•As of the end of the third quarter of 2020:
•we have returned base compensation to our executives and employee-base;
•we have returned cash compensation to our Board of Directors; and
•we fully repaid the $35.0 million Revolving Credit Facility in light of improved results of operations and liquidity.
With respect to our Games and FinTech businesses, our revenues and results of operations were significantly lower for the three and nine months ended September 30, 2020, as compared to the same period in the prior year. The following key factors that contributed to the reduced results, include, but were not limited to: (i) the closure of nearly all casino properties, both domestically and internationally, in March 2020, with the reopening process beginning in mid-to-late May 2020 with approximately 15% of properties still closed at the beginning of the third quarter of 2020 and approximately 10% still closed at the end of the third quarter of 2020; (ii) reopened casino properties operating at reduced capacity levels due to certain regulatory or governmental restrictions and or casino-elected implementation of health and safety protocols related to social distancing; (iii) certain gaming establishments voluntarily reclosing or considering a level of additionally reduced operations at certain of their properties as a result of increases in the number of confirmed cases of COVID-19; and (iv) our revised focus internally to streamline operations and personnel to align with expectations going forward.
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
Beginning in the second quarter of 2020, and continuing through the third quarter of 2020, we experienced an improvement in various components of net working capital associated with casino properties reopening that contributed to the increase in our cash and cash equivalents, as they are highly dependent upon the timing of cash access transactions; therefore, cash and cash equivalents can change substantially based upon the timing of our receipt of payments for settlement receivables and payments we make to customers for our settlement liabilities. To the extent our gaming customers continue to recover, we expect our results of operations and financial condition to improve throughout the remainder of 2020.
To date, we have not experienced significant impacts on our supply chain as a result of the pandemic; however, given the dynamic nature of the global situation, this may change.
Liquidity
As of September 30, 2020, our cash and cash equivalents were approximately $235.4 million, a decrease of $22 million from $257.4 million at June 30, 2020; and our Net Cash Position, a non-GAAP measure (as discussed and defined in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” section below), was approximately $128.3 million, a decrease from $133.2 million at June 30, 2020.

We implemented measures at the onset of the pandemic to prepare us to withstand what could have been a prolonged period of industry inactivity. Industry conditions have improved with casino properties beginning to reopen in the second and third quarter of 2020. Our revenues, cash flows, and liquidity improved more during the third quarter of 2020 compared with the second quarter of 2020 on a sequential basis. Given the significant number of casino properties that have reopened through September 2020, our customers implemented protocols intended to protect their patrons and guests from potential COVID-19 exposure and re-establish customer confidence in the gaming and hospitality industry. These measures, which may include enhanced sanitization, public gathering limitations of casino capacity, patron social distancing requirements, limitations on casino operations, face mask and temperature check requirements, as well as the closure of certain common attractions such as restaurants, bars and other food and beverage outlets, table games, spas, and pools, have limited the number of patrons that are able or who desire to attend these venues and have impacted the pace at which demand for our products and services rebounds.
We expect that demand for our products and services will continue to be tempered to the extent gaming activity decreases or fails to increase at expected rates and to the extent our customers determine to restrict their capital spending as a result of uncertainty in the industry or otherwise. As a result, we continue to monitor and manage liquidity levels and we may, from time to time, evaluate available capital resource alternatives on acceptable terms to provide additional financial flexibility.
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
Additional Items Impacting Comparability of Results of Operations
Our financial statements included in this report reflect the following additional items impacting comparability of results of operations for the three and nine months ended September 30, 2020, exclusive of the impact of COVID-19:
•In the current three and nine month periods, our loyalty solutions reflected results of operations from our acquisitions of certain assets from Atrient, Inc. (“Atrient”) and Micro Gaming Technologies, Inc. (“MGT”) in 2019, whereas the same period in the prior year, only included the results of operations associated with the initial acquisition of certain assets from Atrient that occurred in March 2019.
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
Operating Segments
We report our financial performance based on two operating segments: (i) Games and (ii) FinTech. For additional information on our segments, see “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” and “Note 18 — Segment Information” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.

Results of Operations
Three months ended September 30, 2020 compared to three months ended September 30, 2019
The following table presents our Results of Operations as reported for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 (amounts in thousands)*:

	Three Months Ended
	September 30, 2020		September 30, 2019		2020 vs 2019
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$46,968	42%	$48,515	36%	$(1,547)	(3)%
Gaming equipment and systems	10,229	9%	19,584	14%	(9,355)	(48)%
Gaming other	44	—%	1,174	1%	(1,130)	(96)%
Games total revenues	57,241	51%	69,273	51%	(12,032)	(17)%
FinTech revenues
Cash access services	33,979	30%	43,152	32%	(9,173)	(21)%
Equipment	6,248	6%	10,188	8%	(3,940)	(39)%
Information services and other	14,630	13%	11,956	9%	2,674	22%
FinTech total revenues	54,857	49%	65,296	49%	(10,439)	(16)%
Total revenues	112,098	100%	134,569	100%	(22,471)	(17)%
Costs and expenses
Games cost of revenues(1)
Gaming operations	4,245	4%	4,942	4%	(697)	(14)%
Gaming equipment and systems	5,730	5%	11,126	8%	(5,396)	(48)%
Gaming other	—	—%	1,117	1%	(1,117)	(100)%
Games total cost of revenues	9,975	9%	17,185	13%	(7,210)	(42)%
FinTech cost of revenues(1)
Cash access services	1,161	1%	4,112	3%	(2,951)	(72)%
Equipment	3,548	3%	5,957	4%	(2,409)	(40)%
Information services and other	859	1%	1,024	1%	(165)	(16)%
FinTech total cost of revenues	5,568	5%	11,093	8%	(5,525)	(50)%
Operating expenses	34,927	31%	37,631	28%	(2,704)	(7)%
Research and development	7,034	6%	8,196	6%	(1,162)	(14)%
Depreciation	16,163	14%	16,015	12%	148	1%
Amortization	18,693	17%	17,156	13%	1,537	9%
Total costs and expenses	92,360	82%	107,276	80%	(14,916)	(14)%
Operating income	19,738	18%	27,293	20%	(7,555)	(28)%
Other expenses
Interest expense, net of interest income	18,905	17%	19,297	14%	(392)	(2)%
Total other expenses	18,905	17%	19,297	14%	(392)	(2)%
Income before income tax	833	1%	7,996	6%	(7,163)	(90)%
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Three Months Ended
	September 30, 2020		September 30, 2019		2020 vs 2019
	$	%	$	%	$	%
Income tax provision (benefit)	1,711	2%	(1,319)	(1)%	3,030	(230)%
Net (loss) income	$(878)	(1)%	$9,315	7%	$(10,193)	(109)%
* Rounding may cause variances.
Our revenues and our costs and expenses reflect the continued impact of casino property closures due to the COVID-19 pandemic, even as the number of casino properties that have opened increased in the third quarter of 2020. Of note, as of September 30, 2020, approximately 10% of casinos in the United States remained closed, according to the American Gaming Association.
Revenues
Total revenues decreased by approximately $22.5 million, or 17%, to approximately $112.1 million for the three months ended September 30, 2020, as compared to the same period in the prior year. This was primarily due to the impact of COVID-19. Games revenues decreased by approximately $12.0 million, or 17%, to approximately $57.2 million for the three months ended September 30, 2020, as compared to the same period in the prior year. We had: (i) a decline in the sale of machines in our gaming equipment and systems revenues; and (ii) a decrease in the average daily win per unit (due to units being inactive for a prolonged period) on a higher installed base of leased games included in our gaming operations revenues largely reflecting increased demand for our premium units. FinTech revenues decreased by approximately $10.4 million, or 16%, to approximately $54.9 million for the three months ended September 30, 2020, as compared to the same period in the prior year. We had: (i) a decline in the dollar and transaction volumes included in our cash access services revenues; (ii) a decrease in the sale of full service kiosks, which was partially offset by an increase in the player loyalty kiosks included in our equipment revenues; and (iii) an increase in software sales and support fees in connection with our player loyalty and compliance solutions and our kiosk maintenance services included in our information services and other revenues as a result of the resumption of services at a majority of our customer locations that reopened from pandemic-related casino closures.
Costs and Expenses
Total costs and expenses decreased by approximately $14.9 million, or 14%, to approximately $92.4 million for the three months ended September 30, 2020, as compared to the same period in the prior year. This was primarily due to the impact of COVID-19. Games cost of revenues decreased by approximately $7.2 million, or 42%, to approximately $10.0 million for the three months ended September 30, 2020, as compared to the same period in the prior year. We had a reduction in the variable costs included in our gaming and equipment systems cost of revenues as a result of the decline in the sale of machines. FinTech cost of revenues decreased by approximately $5.5 million, or 50%, to approximately $5.6 million for the three months ended September 30, 2020, as compared to the same period in the prior year. We had a reduction in the variable costs included in our cash access services cost of revenues primarily as a result of a decline in the dollar and transaction volumes and lower check warranty revenues. In addition, we had a reduction in the variable costs included in our equipment cost of revenues due to a decrease in the sale of full-service kiosks.
Operating expenses decreased by approximately $2.7 million, or 7%, to approximately $34.9 million for the three months ended September 30, 2020, as compared to the same period in the prior year. This was primarily due to decreased operating costs, such as reduced legal fees and expenses associated with the Fair and Accurate Credit Transactions Act legal matter that was settled in the prior year included in our FinTech segment; and payroll and related expenses associated with the furlough of a portion of our employees, salary reductions for those individuals that remained and significantly lower travel and related costs included in our Games and Fintech segments reflective of the lower business levels and the circumstances surrounding the global pandemic.

Research and development costs decreased by approximately $1.2 million, or 14%, to approximately $7.0 million for the three months ended September 30, 2020, as compared to the same period in the prior year. This was primarily due to lower payroll and related costs included in our Games segment in light of COVID-19; partially offset by higher payroll and related costs included in our FinTech segment primarily as a result of the acquisition of certain assets in connection with our player loyalty solutions in the prior year.
Depreciation increased by approximately $0.1 million, or 1%, to approximately $16.2 million for the three months ended September 30, 2020, as compared to the same period in the prior year. This was primarily due to an increase in the installed base of lease gaming machines placed in service included in our Games segment.

Amortization increased by approximately $1.5 million, or 9%, to approximately $18.7 million for the three months ended September 30, 2020, as compared to the same period in the prior year. The increase was primarily due to the release of new game themes included in our Games segment and the intangible assets acquired in connection with the player loyalty business in our FinTech segment.
Primarily as a result of the factors described above in light of COVID-19, our operating income decreased by approximately $7.6 million, or 28%, as compared to the same period in the prior year. The operating income margin was 18% for the three months ended September 30, 2020 compared to 20% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $0.4 million, or 2%, to approximately $18.9 million for the three months ended September 30, 2020, as compared to the same period in the prior year. This was primarily due to lower debt balances and more favorable variable interest rates in effect for certain of our debt instruments; mostly offset by: (i) the amortization of debt issuance costs incurred in connection with the Fourth Amendment to the existing Credit Agreement and entering into the Incremental Term Loan Credit Agreement; (ii) the additional Incremental Term Loan debt incurred with less favorable variable interest rates in effect; (iii) the accretion of interest related to the acquisition of certain assets from Atrient and MGT in the prior year; and (iv) a reduction in interest income earned.

Income tax provision was $1.7 million for the three months ended September 30, 2020, as compared to an income tax benefit of $1.3 million for the same period in the prior year. The income tax provision reflected an effective income tax rate of 205.4% for the three months ended September 30, 2020, which was greater than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance as a result of a reduction of certain indefinite-lived deferred tax assets that can be offset against our indefinite-lived deferred tax liabilities. The income tax benefit reflected an effective income tax rate of negative 16.5% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets, the benefit from stock option exercises, and the benefit from a research credit.
Primarily as a result of the factors described above in light of COVID-19, our net income decreased by approximately $10.2 million, or 109%, which resulted in a net loss of approximately $0.9 million for the three months ended September 30, 2020, as compared to the same period in the prior year.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
The following table presents our Results of Operations as reported for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 (amounts in thousands)*:

	Nine months ended
	September 30, 2020		September 30, 2019		2020 vs 2019
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$106,513	40%	$138,377	36%	$(31,864)	(23)%
Gaming equipment and systems	28,795	11%	66,083	17%	(37,288)	(56)%
Gaming other	76	—%	1,619	—%	(1,543)	(95)%
Games total revenues	135,384	51%	206,079	53%	(70,695)	(34)%
FinTech revenues
Cash access services	80,986	31%	123,680	32%	(42,694)	(35)%
Equipment	16,004	6%	25,051	6%	(9,047)	(36)%
Information services and other	31,748	12%	33,240	9%	(1,492)	(4)%
FinTech total revenues	128,738	49%	181,971	47%	(53,233)	(29)%
Total revenues	264,122	100%	388,050	100%	(123,928)	(32)%
Costs and expenses
Games cost of revenues(1)
Gaming operations	10,471	4%	12,792	3%	(2,321)	(18)%
Gaming equipment and systems	16,625	6%	37,087	10%	(20,462)	(55)%
Gaming other	456	—%	1,464	—%	(1,008)	(69)%
Games total cost of revenues	27,552	10%	51,343	13%	(23,791)	(46)%
FinTech cost of revenues(1)
Cash access services	5,227	2%	9,777	3%	(4,550)	(47)%
Equipment	9,452	4%	14,884	3%	(5,432)	(36)%
Information services and other	2,057	1%	2,952	1%	(895)	(30)%
FinTech total cost of revenues	16,736	7%	27,613	7%	(10,877)	(39)%
Operating expenses	115,428	44%	111,446	29%	3,982	4%
Research and development	20,958	8%	22,399	6%	(1,441)	(6)%
Depreciation	48,700	18%	46,062	12%	2,638	6%
Amortization	57,312	22%	51,143	13%	6,169	12%
Total costs and expenses	286,686	109%	310,006	80%	(23,320)	(8)%
Operating (loss) income	(22,564)	(9)%	78,044	20%	(100,608)	(129)%
Other expenses
Interest expense, net of interest income	56,226	21%	60,130	15%	(3,904)	(6)%
Loss on extinguishment of debt	7,457	3%	—	—%	7,457	100%
Total other expenses	63,683	24%	60,130	15%	3,553	6%
(Loss) income before income tax	(86,247)	(32)%	17,914	5%	(104,161)	(581)%

	Nine Months Ended
	September 30, 2020		September 30, 2019		2020 vs 2019
	$	%	$	%	$	%
Income tax benefit	(3,434)	(1)%	(2,747)	(1)%	(687)	25%
Net (loss) income	$(82,813)	(31)%	$20,661	5%	$(103,474)	(501)%
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.
Our revenues and our costs and expenses for the period reflect the impact from the closure of casino properties from March 2020 to May 2020 and the continued closure of certain casino properties through the third quarter of 2020 due to the COVID-19 pandemic, even as casinos began reopening in May 2020. Of note, as of September 30, 2020, approximately 10% of casinos in the United States remained closed, according to the American Gaming Association.
Revenues
Total revenues decreased by approximately $123.9 million, or 32%, to approximately $264.1 million for the nine months ended September 30, 2020, as compared to the same period in the prior year. This was primarily due to the impact of COVID-19 and the closure of many casino properties for a portion of the period. Games revenues decreased by approximately $70.7 million, or 34%, to approximately $135.4 million for the nine months ended September 30, 2020, as compared to the same period in the prior year. We had: (i) a decline in the sale of gaming machines included in our gaming equipment and systems revenues; and (ii) a decrease in the average daily win per unit as a result of units being deactivated for a prolonged period of time on a higher installed base of leased games largely reflecting higher demand for our premium units included in our gaming operations revenues. FinTech revenues decreased by approximately $53.2 million, or 29%, to approximately $128.7 million for the nine months ended September 30, 2020, as compared to the same period in the prior year. We had: (i) a decline in the dollar and transaction volumes included in our cash access services revenues; and (ii) a decrease in the sale of full service kiosks, partially offset by an increase in our player loyalty kiosks included in our equipment revenues.
Costs and Expenses
Total costs and expenses decreased by approximately $23.3 million, or 8%, to approximately $286.7 million for the nine months ended September 30, 2020, as compared to the same period in the prior year. This was primarily due to the impact of COVID-19 and the closure of many casino properties for a portion of the period. Games cost of revenues decreased by approximately $23.8 million, or 46%, to approximately $27.6 million for the nine months ended September 30, 2020, as compared to the same period in the prior year. We had a reduction in the variable costs included in our gaming and equipment systems cost of revenues as a result of the decline in the sale of machines. FinTech cost of revenues decreased by approximately $10.9 million, or 39%, to approximately $16.7 million for the nine months ended September 30, 2020, as compared to the same period in the prior year. We had a reduction in the variable costs included in our cash access services cost of revenues primarily as a result of a decline in the dollar and transaction volumes and lower check warranty revenues. In addition, we had a reduction in the variable costs included in our equipment cost of revenues due to a decrease in the sale of full-service kiosks.
Operating expenses increased by approximately $4.0 million, or 4%, to approximately $115.4 million for the nine months ended September 30, 2020, as compared to the same period in the prior year. This was primarily due to a write-down of assets that were not expected to be recoverable or pursued, as applicable, as well as severance costs in connection with our reduction-in-force included in our Games and Fintech segments in response to COVID-19 and the closure of many casino properties for a portion of the period. This was partially offset by a decrease in operating costs, such as payroll and related expenses associated with the furlough of a portion of our employees, salary reductions for those individuals that remained and significantly lower travel and related costs included in our Games and Fintech segments to offset the lost business in light of COVID 19.
Research and development costs decreased by approximately $1.4 million, or 6%, to approximately $21.0 million for the nine months ended September 30, 2020, as compared to the same period in the prior year. This was primarily due to lower payroll and related costs included in our Games segment in light of COVID-19; partially offset by higher payroll and related costs included in our FinTech segment primarily as a result of the acquisition of certain assets in connection with our player loyalty solutions in the prior year.

Depreciation increased by approximately $2.6 million, or 6%, to approximately $48.7 million for the nine months ended September 30, 2020, as compared to the same period in the prior year. This was primarily due to an increase in the installed base of lease gaming machines placed in service included in our Games segment.
Amortization increased by approximately $6.2 million, or 12%, to approximately $57.3 million for the nine months ended September 30, 2020, as compared to the same period in the prior year. The increase was primarily due to the release of new game themes included in our Games segment and the intangible assets acquired in connection with the player loyalty business included in our FinTech segment.
Primarily as a result of the factors described above in light of COVID-19 and the closure of many casino properties for a portion of the period, operating income decreased by approximately $100.6 million, or 129%, and resulted in an operating loss of approximately $22.6 million for the nine months ended September 30, 2020, as compared to the same period in the prior year. The operating loss margin was 9% for the nine months ended September 30, 2020 compared to an operating income margin of 20% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $3.9 million, or 6%, to approximately $56.2 million for the nine months ended September 30, 2020, as compared to the same period in the prior year. This was primarily due to lower debt balances and more favorable variable interest rates in effect for certain of our debt instruments; mostly offset by: (i) the amortization of debt issuance costs incurred in connection with the Fourth Amendment to the existing Credit Agreement and entering into the Incremental Term Loan Credit Agreement; (ii) the additional Incremental Term Loan debt incurred with less favorable variable interest rates in effect; (iii) an adjustment to, and the associated accretion of, interest related to the acquisition of certain assets from Atrient and MGT in the prior year; and (iv) a reduction in interest income earned.

Loss on extinguishment of debt was approximately $7.5 million for the nine months ended September 30, 2020 primarily as a result of the redemption and repurchase transactions related to the 2017 Unsecured Notes.

Income tax benefit increased by approximately $0.7 million, or 25%, to approximately $3.4 million for the nine months ended September 30, 2020, as compared to the same period in the prior year. The income tax benefit reflected an effective income tax rate of 4.0% for the nine months ended September 30, 2020, which was less than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance as a result of the book loss incurred during the period, partially offset by certain indefinite lived deferred tax assets that can be offset against our indefinite lived deferred tax liabilities. The income tax benefit reflected an effective income tax rate of negative 15.3% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for deferred tax assets, the benefit from stock option exercises, and the benefit from a research credit.
Primarily as a result of the factors described above in light of COVID-19, our net income decreased by approximately $103.5 million, or 501%, and resulted in a net loss of approximately $82.8 million for the nine months ended September 30, 2020, as compared to the same period in the prior year.
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

Interim Assessment for Impairment of Goodwill

The impact of COVID-19 and the closure of most casino properties during the second quarter of 2020 qualified as a triggering event and accordingly, we performed a goodwill impairment test during the second quarter of 2020, for which we utilized the “Step 1” approach that required a comparison of the carrying amount of each reporting unit to its estimated fair value. Our operations have experienced significant disruptions and revenue reductions, and we have been impacted by various measures discussed in “Note 1 — Business” and in “Note 10 — Goodwill and Other Intangible Assets” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” section above.

In connection with the interim assessment conducted during the second quarter of 2020, we determined that no goodwill impairment adjustments were necessary as a result of the fair value of each reporting unit exceeding its carrying amount. Our Games reporting unit had a carrying amount of approximately $449.0 million as of May 31, 2020, which represented a majority of the total goodwill balance. The fair value of this reporting unit exceeded carrying value by approximately 10% as of May 31, 2020.

As casinos reopened and our business continued to recover in the third quarter of 2020, there were no new triggering events identified that would have an adverse impact on our business; and therefore, no impairment was identified for our goodwill as of September 30, 2020.

As additional facts and circumstances evolve, we continue to observe and assess our reporting units with a specific focus on the Games reporting unit, particularly as a direct consequence of the circumstances surrounding COVID-19. To the extent new information becomes available that may impact our results of operations and financial condition, we expect to revise our projections accordingly as our estimates of future net after-tax cash flows are highly dependent upon certain assumptions, including, but not limited to, the amount and timing of the economic recovery globally, nationally and specifically within the gaming industry. More specifically, we may need to further adjust our assumptions and we may be required to perform either a quantitative or qualitative assessment of our goodwill in future periods given the significant degree of uncertainty with respect to: (i) the timing of reopening, and the subsequent reclosing, of certain casino properties; (ii) regulatory and governmental restrictions; and (iii) the demand from patrons that visit gaming establishments.

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
Except for the interim assessment for impairment of goodwill discussed above, there were no significant updates to the critical accounting policies and estimates discussed in our audited Financial Statements included in our Annual Report. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report.
Recent Accounting Guidance
For a description of our recently adopted accounting guidance and recent accounting guidance not yet adopted, see “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies — Recent Accounting Guidance” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Overview
The following table presents an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At September 30,	At December 31
	2020	2019
Cash available
Cash and cash equivalents	$235,407	$289,870
Settlement receivables	33,126	70,282
Settlement liabilities	(140,229)	(234,087)
Net cash position(1)	128,304	126,065
Undrawn revolving credit facility	35,000	35,000
Net cash available(1)	$163,304	$161,065
(1)  Non-GAAP measure. In order to enhance investor understanding of our cash balance, we are providing in this Quarterly Report on Form 10-Q Net Cash Position and Net Cash Available, which are not measures of our financial performance or position under GAAP. Accordingly, these measures should not be considered in isolation or as a substitute for GAAP measures, and should be read in conjunction with our balance sheets prepared in accordance with GAAP. We define our (i) Net Cash Position as cash and cash equivalents plus settlement receivables less settlement liabilities; and (ii) Net Cash Available as Net Cash Position plus undrawn amounts available under our Revolving Credit Facility. Our Net Cash Position and Net Cash Available change substantially based upon the timing of our receipt of funds for settlement receivables and payments we make to customers for our settlement liabilities. We present these non-GAAP measures as we monitor these amounts in connection with forecasting of cash flows and future cash requirements, both on a short-term and long-term basis.
Cash Resources
Our cash and cash equivalents were approximately $235.4 million and $289.9 million as of September 30, 2020 and December 31, 2019, respectively. Our net cash position after considering the impact of settlement receivables and settlement liabilities was approximately $128.3 million and $126.1 million as of September 30, 2020 and December 31, 2019, respectively. Cash and cash equivalents at September 30, 2020 included cash in non-U.S. jurisdictions of approximately $9.9 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we have the ability to repatriate these foreign funds to the United States, subject to potential withholding tax.
As discussed within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” section above, we have implemented a number of precautionary measures in order to increase our cash position, improve our liquidity and preserve financial flexibility in light of the current uncertainty in the global markets as a result of COVID-19.
We believe that the actions implemented thus far are appropriate measures to preserve our liquidity and manage our business in the current environment such that we expect to be able to meet our recurring operating commitments and debt servicing needs and to fund our planned capital expenditures for the foreseeable future; however, any estimates of future cash needs and cash flows are subject to substantial uncertainty, especially given the current operating environment as a result of COVID-19. We continue to monitor and manage liquidity levels and we may, from time to time, evaluate available capital resource alternatives on acceptable terms to provide additional financial flexibility. In addition, we expect to continue to evaluate future relief under state or federal-funded COVID-19 programs that may become available.

Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Nine Months Ended September 30,		2020 vs 2019
	2020	2019	Change
Cash flow activities
Net cash (used in) provided by operating activities	$(1,768)	$120,364	$(122,132)
Net cash used in investing activities	(70,308)	(118,688)	48,380
Net cash provided by (used in) financing activities	12,852	(15,433)	28,285
Effect of exchange rates on cash and cash equivalents	(1,370)	(1,314)	(56)
Cash, cash equivalents and restricted cash
Net decrease for the period	(60,594)	(15,071)	(45,523)
Balance, beginning of the period	296,610	299,181	(2,571)
Balance, end of the period	$236,016	$284,110	$(48,094)
Cash flows used in operating activities increased by approximately $122.1 million for the nine months ended September 30, 2020, as compared to the same period in the prior year. This was primarily attributable to the impact of COVID-19 on our Games and FinTech segments, as well as changes in working capital associated with settlement liabilities from our FinTech segment. Refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” section above for additional details of the impact of COVID-19.
Cash flows used in investing activities decreased by approximately $48.4 million for the nine months ended September 30, 2020, as compared to the same period in the prior year. This was primarily attributable to the impact of COVID-19, in response to which we reduced our capital expenditures for Games and FinTech segments, and the impact of the acquisition of certain player loyalty related assets in our FinTech segment in the prior year. Refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” section above for additional details of the impact of COVID-19.
Cash flows provided by financing activities increased by approximately $28.3 million for the nine months ended September 30, 2020, as compared to the same period in the prior year. This was primarily attributable to the proceeds from the Incremental Term Loan, partially offset by the debt issuance costs associated with these transactions and repayments of borrowings under our 2017 Unsecured Notes and Senior Secured Credit Facilities during the period.
Long-Term Debt
For additional information regarding our credit agreement and other debt as well as interest rate risk refer to Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk, “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements.
Contractual Obligations
There were no material changes in our commitments under contractual obligations as compared to those disclosed in our Annual Report, other than a decrease to certain purchase obligations of approximately $12.1 million from those disclosed in our Annual Report and obligations discussed in “Note 3 — Leases” and “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements. We expect that cash provided by operating activities will be sufficient to meet such obligations during the foreseeable future.
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

Off-Balance Sheet Arrangements
We have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually-defined cash usage rate or the amounts supplied multiplied by a contractually-defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Operations, were approximately $0.7 million and $2.5 million for the three and nine months ended September 30, 2020, respectively and $1.8 million and $5.5 million for the three and nine months ended September 30, 2019, respectively. As a direct consequence surrounding the circumstances of COVID-19, the cash usage fees in the current reporting period were significantly reduced as compared to the same period in the prior year. We are exposed to interest rate risk to the extent that the target federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balances of ATM cash utilized by us from the third-party vendors were approximately $301.6 million and $292.6 million as of September 30, 2020 and December 31, 2019, respectively.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, with Wells Fargo Bank, N.A. provides us with cash in the maximum amount of $300 million with the ability to increase the amount by $75 million over a five-day period for special occasions, such as the period around New Year’s Day. The agreement currently expires on June 30, 2022 and will automatically renew for additional one-year periods unless either party provides a 90-day written notice of its intent not to renew.
We are responsible for any losses of cash in the ATMs under this agreement, and we self-insure for this risk. There were no material losses related to this self-insurance for the three and nine months ended September 30, 2020 and 2019.

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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. Under the terms of these agreements, we pay a monthly cash usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of ATM cash utilized by us from third-party vendors was approximately $301.6 million as of September 30, 2020; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $3.0 million impact on income before tax over a 12-month period.
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
The weighted average interest rate on the Term Loan was 3.82% and 4.02% for the three and nine months ended September 30, 2020, respectively. Based upon the outstanding balance on the Term Loan of $735.5 million as of September 30, 2020, each 100 basis points increase in the applicable LIBOR would have a combined impact of approximately $7.4 million on interest expense over a 12-month period.
The weighted average interest rate on the Incremental Term Loan Credit Facility was 11.50% for the three and nine months ended September 30, 2020, respectively. Based upon the outstanding balance on the Incremental Term Loan Credit Facility of $124.7 million as of September 30, 2020, each 100 basis points increase in the applicable LIBOR would have an impact of approximately $1.25 million on interest expense over a 12-month period.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and the principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020 such that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2020
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
A discussion of our legal proceedings is contained in “Note 13 — Commitments and Contingencies” in Part I, Item 1: Financial Statements.
Item 1A. Risk Factors.
The Company is supplementing its risk factors described in Item 1A of the Annual Report and previously updated in the Form 8-K the Company filed on April 21, 2020, the Q1 Quarterly Report, and the Q2 Quarterly Report. The following risk factor should be read in conjunction with the other risk factors disclosed in the Annual Report.
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
The COVID-19 pandemic has negatively impacted the global economy, with particular impact to the gaming industry, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in the financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses, including those of our casino customers, and resulted in the institution of social distancing and sheltering-in-place requirements in many states, countries, and communities in which we operate. Consequently, demand for our products and services continues to be significantly impacted, which adversely affects our revenue and profitability. Furthermore, the pandemic could impair our ability to maintain sufficient liquidity, particularly if casinos and other gaming businesses remain closed or, when they reopen, social distancing and other COVID-19 protective measures or a lack of consumer confidence in the gaming industry prevent them from opening at full capacity, the impact on the global economy worsens and impacts the disposable income available to our casino customers’ patrons, or customers continue to delay making payments to us under existing obligations. Additionally, after reopening, a resurgence of COVID-19 could cause federal, state, tribal, and municipal governments and regulatory agencies to close casinos in an effort to contain the COVID-19 public health emergency or mitigate its impact. Such casinos have and may again in the future voluntarily close in response to COVID-19 cases among guests or resurgences in the areas in which they operate. Similarly, because of changing economic and market conditions affecting the gaming industry, our ability to achieve our business objectives has been impacted. As a result of the financial difficulties facing casino operators due to the pandemic, many of our customers have requested, that we offer our products and our services for less than we did prior to the pandemic, particularly as it relates to our recurring revenue products and the tolling of service fees during the pendency of their closures, which relief we have granted for specified finite periods. Our business operations have also been disrupted as significant portions of our workforce have been working from home, including to protect personal health and safety, and because of illness, quarantines, government actions, or other restrictions imposed in connection with the pandemic. In response to the pandemic, we furloughed a majority our employees and reduced employee salaries through most of the second and third quarters of 2020, borrowed and repaid funds under existing and new credit facilities, adopted certain relief measures provided by the CARES Act and may seek additional funding, to the extent available, under the CARES Act or other new federal or state programs. In addition, we suspended share repurchases, as required under our existing and new credit facilities, and may take other capital actions in response to the COVID-19 pandemic. As a result of the pandemic, we canceled or delayed material capital expenditures and, as a result, we will not have the benefit of those investments to help our operations and financial performance in the future. The extent to which the COVID-19 pandemic further impacts our business, results of operations, and financial condition, as well as our capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Further, as a result of the inherent uncertainty of our expectations and assumptions regarding business plans, results of operations, and financial condition, any of which may prove to be inaccurate, we may be required to record non-cash impairment charges, among other items, in future periods, whether in connection with our normal review procedures periodically, or earlier, if an indicator of an impairment is present prior to such evaluation.

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
We refer you to documents filed by us with the SEC; specifically, “Item 1A. Risk Factors” in our Annual Report, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Information Regarding Forward-Looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q, the Q1 Quarterly Report, and the Q2 Quarterly Report. These Quarterly Reports on Form 10-Q, including the accompanying Financial Statements, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report have not materially changed, except as described herein and in the Form 8-K filed by us on April 21, 2020 the Q1 Quarterly Report and the Q2 Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases and Withholding of Equity Securities

	Total Number of Shares Purchased (1) (in thousands)	Average Price per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Period
7/1/20 - 7/31/20	0.8	$5.59	—	—
8/1/20 - 8/31/20	4.0	$6.78	—	—
9/1/20 - 9/30/20	59.6	$7.99	—	—
Total	64.4	$7.88	—	—
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
(3) As discussed in “Note 14 — Stockholders’ (Deficit) Equity” in Part I, Item 1: Financial Statements, the new share repurchase program approved in February 2020 for up to $10.0 million was suspended and no repurchases occurred during the nine months ended September 30, 2020 under the program.

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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - – this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 2, 2020		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)