Form 10-K
period 2020-12-31
Everi Holdings Inc.
filed 2021-03-15
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $440.8 million based on the closing sale price as reported on the New York Stock Exchange.
There were 86,882,902 shares of the registrant’s common stock issued and outstanding as of the close of business on March 1, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2020 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

EVERI HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2020

In this filing, we refer to: (i) our audited consolidated financial statements and notes thereto as our “Financial Statements,” (ii) our audited Consolidated Statements of Operations and Comprehensive (Loss) Income as our “Statements of Operations,” (iii) our audited Consolidated Balance Sheets as our “Balance Sheets,” and (iv) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “Results of Operations.”

CAUTIONARY INFORMATION REGARDING
FORWARD-LOOKING STATEMENTS
Everi Holdings Inc. (“Everi Holdings” or “Everi”) is a holding company, the assets of which are the issued and outstanding shares of capital stock of each of Everi Payments Inc. (“Everi FinTech” or “FinTech”) and Everi Games Holding Inc., which owns all of the issued and outstanding shares of capital stock of Everi Games Inc. (“Everi Games” or “Games”). Unless otherwise indicated, the terms the “Company,” “we,” “us,” and “our” refer to Everi Holdings together with its consolidated subsidiaries.
This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as do other materials or oral statements we release to the public. Forward-looking statements are neither historical facts nor assurances of future performance, but instead are based only on our current beliefs, expectations, and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy, and other future conditions, as of the date on which this report is filed. Forward-looking statements often, but do not always, contain words such as “expect,” “anticipate,” “aim to,” “designed to,” “intend,” “plan,” “believe,” “goal,” “target,” “future,” “estimate,” “seek,” “project,” “may,” “can,” “could,” “should” or “will” and other words and terms of similar meaning.
Forward-looking statements are subject to inherent risks, uncertainties, and changes in circumstances that are often difficult to predict and many of which are beyond our control, including, but not limited to, statements regarding: trends, developments, and uncertainties impacting our business, as well as expectations for the re-opening of casinos, including the related public health confidence and availability of discretionary spending income of casino patrons; our ability to withstand the ongoing disruption, to further product innovation; to address customer needs in a new and evolving operating environment; trends in gaming establishment and patron usage of our products; benefits realized by using our products and services; benefits and/or costs associated with mergers, acquisitions, and/or strategic alliances; product development, including the release of new game features, additional games, and system releases in the future; regulatory approvals; gaming and financial regulatory and legal, card association, and statutory compliance and changes; the implementation of new or amended card association and payment network rules or interpretations; consumer collection activities; competition (including consolidations); tax liabilities; goodwill impairment charges; international expansion; resolution of litigation or government investigations; our dividend policy; new customer contracts and contract renewals; financial performance and results of operations (including revenue, expenses, margins, earnings, cash flow, and capital expenditures); interest rates and interest expense; borrowings and debt repayments; and equity incentive activity and compensation expense.
Our actual results and financial condition may differ materially from those indicated in forward-looking statements, and important factors that could cause them to do so include, but are not limited to, the following:
•our ability to generate profits in the future and to create incremental value for shareholders;
•our ability to execute on mergers, acquisitions, and/or strategic alliances, including our ability to integrate and operate such acquisitions or alliances consistent with our forecasts in order to achieve future growth;
•our ability to execute on key initiatives and deliver ongoing improvements;
•expectations regarding growth for the Company’s installed base and daily win per unit;
•inaccuracies in underlying operating assumptions;
•the impact of the ongoing Coronavirus Disease 2019 (“COVID-19”) global pandemic on our business, operations and financial condition, including (i) actions taken by federal, state, tribal and municipal governmental and regulatory agencies to contain the COVID-19 global pandemic or mitigate its impact, (ii) the direct and indirect economic effects of COVID-19 and measures to contain it, including directives, orders or similar actions by federal, state, tribal and municipal governmental and regulatory agencies to regulate freedom of movement and business operations such as travel restrictions, border closures, business closures, limitations on public gatherings, quarantines and shelter-in-place orders as well as re-opening guidance related to capacity restrictions for casino operations, social distancing, hygiene and re-opening safety protocols, and (iii) potential adverse reactions or changes to employee relationships in response to the furlough and salary reduction actions taken in response to COVID-19;
•changes in global market, business, and regulatory conditions arising as a result of the COVID-19 global pandemic;
•national and international economic and industry conditions;
•our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures;
•our ability to withstand unanticipated impacts of a pandemic outbreak of uncertain duration;
•our ability to successfully introduce new products and services, including third-party licensed content;
•changes in gaming and financial regulatory and legal, card association, and statutory requirements;
•unanticipated expenses or capital needs;
•technological obsolescence and our ability to adapt to evolving technologies;
•our ability to comply with our debt covenants and service outstanding debt;
•our ability to comply with regulatory requirements under the Payment Card Industry (“PCI”) Data Security Standards and maintain our certified status; and
•those other risks and uncertainties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” of this Annual Report.
We undertake no obligation to update or publicly revise any forward-looking statements as a result of new information, future developments or otherwise. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section. You are advised, however, to consult any further disclosures we make on related subjects in our reports and other filings with the Securities and Exchange Commission (the “SEC”).

PART I
Item 1.  Business.
Overview
Everi is a leading supplier of imaginative entertainment and trusted technology solutions for the casino and digital gaming industry. Everi’s mission is to transform the casino floor through innovative gaming and financial technology and loyalty solutions. With a focus on both land-based and digital gaming operators and players, the Company develops entertaining games and gaming machines, gaming systems and services that facilitate memorable player experiences, and is a preeminent and comprehensive provider of financial products and services that offer convenient and secure cash and cashless-based financial transactions, self-service loyalty tools and applications, and intelligence software and other intuitive solutions that improve casino operational efficiencies and fulfill regulatory compliance requirements.
Everi reports its financial performance, and organizes and manages its operations, across the following two business segments: (i) Games; and (ii) FinTech.
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
Everi FinTech provides gaming operators with financial technology products and services, including: (i) services and equipment that facilitate casino patron’s self-service access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card cash access transactions and point-of-sale (“POS”) debit card purchase cash access transactions; (ii) check warranty services; (iii) self-service loyalty enrollment and marketing equipment, including promotion management software and tools; (iv) software and services that improve credit decision making, automate cashier operations, and enhance patron marketing activities for gaming establishments; (v) equipment that provides cash access and other cash handling efficiency-related services; and (vi) compliance, audit, and data solutions.
For additional information on our segments and the revenues generated by our products and services see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and “Note 18 — Segment Information” included elsewhere in this Annual Report.
Impact of Coronavirus Disease 2019 (“COVID-19”) Pandemic
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, temporarily lowered equity market valuations, created significant volatility in the financial markets, increased unemployment levels, caused temporary, and in certain cases, closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments, and as a result, our operations experienced significant disruptions. At the immediate onset of the COVID-19 pandemic, we were affected by various measures, including, but not limited to: the institution of social distancing and sheltering-in-place requirements in many states and communities, which significantly impacted demand for our products and services, and resulted in office closures, the furlough of a majority of our employees, the implementation of temporary base salary reductions for our employees and the implementation of a work-from-home policy.
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

During the second quarter of 2020, businesses began to adapt to social-distancing measures and various phases of reopening pursuant to government-mandated guidelines. As our gaming customers reopened, a number of their properties initially experienced an elevated level of activity as compared to what was originally anticipated. The revenues generated by this initial pent-up demand flattened to slightly below pre-COVID levels as more casinos reopened through the second quarter of 2020. Revenues improved further throughout the third and fourth quarter of 2020, though they remained below pre-COVID levels. With a majority of our gaming customers reopening properties by the end of September 2020 and our activity rates and results continuing to improve through the third and fourth quarter, we have, among other measures: (i) returned nearly all of our furloughed employees to work on primarily a work-from-home basis; (ii) reinstated base compensation to pre-COVID levels for the employee base; (iii) reversed nearly all compensation reductions for both our Executives and Directors; and (iv) fully paid down the outstanding balance on our revolving line of credit.
It is unclear when and if customer volumes will return consistently to pre-COVID levels, if a resurgence of COVID-19 could result in the closure of casinos by federal, state, tribal or municipal governments, regulatory agencies, or by the casino operators themselves in an effort to contain the COVID-19 global pandemic or mitigate its impact and the impact of vaccines on these matters; however, we continue to monitor the impacts of COVID-19 and make adjustments to our business accordingly.
The impact of the COVID-19 pandemic exacerbates the risks disclosed in this Annual Report, including, but not limited to: our ability to comply with the terms of our indebtedness, our ability to generate revenues, earn profits and maintain adequate liquidity, our ability to service existing and attract new customers, maintain our overall competitiveness in the market, the potential for significant fluctuations in demand for our services, overall trends in the gaming industry impacting our business, as well as potential volatility in our stock price, among other consequences such as cybersecurity exposure.
For more information about the operational and financial impacts of COVID-19 on our results of operations and liquidity, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Gaming Operations
With respect to our Gaming operations revenue stream, we primarily provide: (i) leased gaming equipment, both Class II and Class III offerings, on a revenue participation or a daily fixed-fee basis, including standard games and hardware and premium games and hardware, inclusive of local-area progressive, wide-area progressive (“WAP”); (ii) accounting and central determinant systems; and (iii) digital online gaming activities.
In connection with our leased gaming equipment, we retain ownership of the machines installed at customer facilities. We receive recurring revenue based on a percentage of the net win per day (cash-in less jackpots paid) generated by the leased gaming equipment or a daily fixed-fee based upon the number of gaming machines placed. We expect to continue to (i) increase our investment in research and development in order to innovate and introduce new gaming hardware and theme content; (ii) expand our offering of new standard and premium game hardware and theme content; and (iii) extend and expand our game placements into additional jurisdictions. From our historical focus on game placements in the Oklahoma tribal market, Everi Games has diversified its installed base in recent years with entry into additional commercial and tribal markets. As of December 31, 2020, approximately 9,291 units, or 59.0% of the total installed base, was outside of the Oklahoma tribal market. Additionally, Everi Games has grown its premium game installations, with approximately 6,478 units installed (representing approximately 41.1% of our total installed base as of December 31, 2020) since entering the premium category approximately eight years ago.
In connection with our WAP offering, machines placed under such arrangements fall into the premium leased gaming equipment category and we retain ownership of such machines. Currently spanning four product lines, our WAP is offered to customers on the Player Classic, Core HDX, Empire MPX, and Empire DCX cabinets.

Gaming operations also include revenues generated under our arrangement to provide the New York State Gaming Commission with a central determinant, monitoring, and accounting system for the VLTs in operation at licensed State of New York gaming facilities. In November 2019, a new agreement between Everi Games and the New York State Gaming Commission was approved and became effective on January 1, 2020. Under this agreement, Everi Games will continue to provide and maintain the central determinant system for the New York Lottery through December 2029. As of December 31, 2020, there were approximately 17,000 VLTs connected to our central determinant system for the New York Lottery, of which approximately 9,400 VLTs were actively connected to this system as a result of the impact of COVID-19, in which the system can interface with, provide outcomes to and manage. Pursuant to our agreement with the New York State Gaming Commission, we receive a portion of the network-wide net win (generally, cash-in less prizes paid per day) in exchange for provision and maintenance of the central determinant system. We also provide the central determinant system technology to Native American tribes in other licensed jurisdictions, for which we receive a portion of the revenue generated from the VLTs that are connected to the system.
In connection with our digital online gaming activities, Everi operates in the following two areas: (i) B2B; and (ii) B2C. Our B2B operations provide games to our business customers, including both regulated real money and social casinos, which offer the games to consumers on their apps. Everi has developed its own remote gaming server (“RGS”) that leverages our extensive library of land-based content to offer a selection of games available to be connected online through our RGS. This RGS library contains casino-themed games available for real money gaming (“RMG”) that are offered to regulated online casinos that operate in the RMG regulated markets, and social games that are offered to our business customers that operate play-for-fun social casinos on their mobile apps and web sites. We enter into revenue share agreements with these online business customers. Our B2C operations offer games directly to consumers for play with virtual currency. The B2C games are limited to free-to-play apps, which are also referred to as social or play for fun casinos. The games are offered on our two Social Casino apps – Super Jackpot Slots and High Rollin’ Vegas Slots — through connectivity on mobile platforms, such as the Apple App Store for Apple devices and the Google Play Store for Android devices, as well as on Facebook and web-based platforms. The Company earns revenues by providing the virtual currency to the consumers, or players, whenever the consumers purchase additional virtual currency on our mobile and web apps.
Gaming Equipment and Systems
Gaming equipment and systems revenues are derived from the sale of some combination of: (i) gaming equipment and player terminals; (ii) game content; (iii) license fees; and (iv) ancillary equipment, such as signage and lighting packages.

Gaming Other
Gaming other revenues are generated from fees paid by casino customers that participate in our TournEvent of Champions® national slot tournament. Casinos, in partnership with Everi, host local and regional slot tournaments throughout the year, for which winners of these events participate in a national tournament that results in the determination of an ultimate champion. We did not conduct these tournaments throughout the year ended December 31, 2020 as a direct result of the circumstances surrounding the global pandemic.
Games Products
Our Games products include mechanical and video reel games in both Class II and Class III configurations and are offered in a variety of differentiated cabinets:
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
•Empire 5527. The Empire 5527 cabinet features a portrait-oriented 55-inch upper display and a landscape-oriented 27-inch lower display, game-controlled lighting on the base-game display, and a high-quality sound system. The cabinet is also designed to occupy less space on the casino floor, allowing for more flexible configurations. The Empire 5527 includes the high-performing licensed game Smokin’ Hot Stuff Wicked Wheel®. We expanded the Empire 5527 into a banked product called Empire Arena™ that offers flexibility in banking configurations for casino operators, with three units and up to a total of eight units. The product is currently supported by two successful game themes – Discovery Channel’s Shark Week®, which launched in October 2018, and The Vault™, which launched in October 2019. These titles offer base games as well as competitive community-style bank-wide bonus features.
•Empire Flex. The Empire Flex cabinet, released in December 2019, is the latest video cabinet that is part of the Empire Cabinet Series. The cabinet features a 49-inch flexed monitor capable of supporting 4K content, an enlarged glass button deck, and curved LED light bars that are available in standard or extended options. The cabinet officially launched with two games that are part of the Wicked Wheel™ Series.
•Empire DCX. The Empire DCX is a premium video cabinet that features dual curved 43-inch displays that support 4K content with integrated edge lighting, premium 4.1 surround sound, and enhanced game-controlled lighting. The cabinet is available exclusively with licensed brand game themes having launched with The Mask® slot game, which is based on New Line Cinema’s 1994 hit comedy.
•Empire MPX. The Empire MPX cabinet debuted in April 2017 as a leased product and then launched as a for-sale product in December 2017. The cabinet features a single-screen 43-inch monitor, full 1080p high definition (“HD”) graphics capabilities, and a fully-customizable touchscreen button panel. As one of the Company’s primary for-sale portrait cabinet, the platform is supported by key games including MoneyBall® and MoneyBall Inferno™ as well as Yardbirds 3 Fox in the Henhouse™ and Yardbirds 3 Return of the Chicken™.
•Core HDX. The Core HDX cabinet features dual widescreen 23-inch monitors with 1080p HD capability, integrated touchscreens, and premium three-way sound system. To deepen our library of games on the Core HDX cabinet, we have transitioned several of our best performing high-denomination three-reel mechanical games to this cabinet. We are also supporting lower-denomination video games, with titles such as High Voltage Jackpot Jolt™ and Jackpot Respin Ice on Fire®.
•The Texan HDX®. The Texan HDX® is an 8-foot tall cabinet with dual 42-inch HD video screens that features a two-person bench seat, integrated touch screens, and a premium three-way sound system. The cabinet is designed to showcase the Everi standard video library in an oversized format. Cash Machine™ and Dragon Zap™ were recently made available for play on The Texan HDX® cabinet.
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

Everi FinTech
Our FinTech products and services include solutions that we offer to gaming establishments to provide their patrons with cash access and deposit-based services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels along with related loyalty and marketing tools, and other information-related products and services. In addition, we provide an end-to-end security suite to protect against an application and cyber-related attack and maintain the necessary secured environments to maintain compliance with applicable regulatory requirements. These solutions include: access to cash and cashless funding at gaming facilities via ATM debit withdrawals, credit card cash access transactions, and POS debit card purchase at casino cage, kiosk and mobile POS devices; federally insured deposit accounts for the CashClub Wallet, check warranty services, self-service ATM’s and fully integrated kiosk and maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings. We conduct our FinTech segment business based on results generated from the following major revenue streams: (i) Cash Access Services; (ii) Equipment; and (iii) Information Services and Other.
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

Loyalty Kiosk and Related Equipment provide gaming operators with self-service loyalty enrollment, player card issuance, and marketing equipment that manages and delivers a gaming operator’s marketing programs through the patron interfaces. This loyalty-related equipment allows the customer to utilize and interact with the loyalty platform as the central hub for all of the marketing offerings.
•Enrollment Kiosk is a self-service kiosk that allows casino patrons to either sign up for an initial loyalty card or print a replacement card. These kiosks provide an enhanced level of customer service when the club desk is busy or closed by creating patron self-service locations throughout the casino floor without costly infrastructure or additional overhead costs. Such kiosks also assist with updating contact information of card holders and to verify email or phone contact with a two-step verification process.
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
Loyalty Platform provides a software solution that enables gaming operators to deliver and adopt new promotional strategies to attract, retain, engage, and reward their patrons. Gaming operators utilize the platform to deliver content and promotions on kiosks, tablets, and mobile devices. The software platform engages with patrons by being more relevant and more personalized by integrating with other casino applications. We provide the operators with a control panel to assist with the planning, personalization, and optimization of delivering messages and content via interactions within our platform depending on patron’s value to the casino. Our platform allows our customers to unify the patron experience across all touchpoints within the casino and replaces outdated promotional and enrollment tactics by utilizing our content for promotions, drawings, targeted alerts, card signups, reprints, and geo fencing. By providing a comprehensive set of integrated applications within our platform, we offer gaming operators the ease of use and simplicity to interact with their patrons. Additionally, our loyalty platform is integrated with other Everi applications for cash access and compliance tools.
Maintenance provides various levels of support and maintenance services for our fully integrated kiosks, loyalty kiosks, and related equipment. Our support operations, field service, and customer engagement teams provide quarterly and annual maintenance on these products and software systems to help maximize the efficiency of our products.
Everi Compliance is a leading AML management tool for the gaming industry. Everi Compliance encompasses many elements including filing Suspicious Activity Reports (“SARs”), Currency Transaction Reports (“CTRs”), and Know Your Customer (“KYC”) activities. Everi Compliance automates much of the manual processes gaming establishments employ to be compliant with those requirements, thus saving time, improving accuracy, and allowing operators to manage their compliance programs much more efficiently. In addition, Everi Compliance gives operators the ability to enter Multiple Transaction Log (“MTL”) and Negotiable Instrument Log (“NIL”) transactions, file FinCEN reports electronically, conduct transaction analysis, complete compliance audits, and review reports.
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
Sales
As of December 31, 2020, we served more than 1,600 casinos and other gaming properties primarily in the United States and Canada, with additional customers in the United Kingdom, Europe, the Caribbean, Central America, and Asia.
In our Games and FinTech businesses, we sell and market our products and services primarily through the use of a direct sales force, which targets regulated gaming establishments in the United States, Canada, and in certain international markets. Our sales and marketing efforts are directed by a team of customer service executives, each of whom has business development responsibility for gaming establishments in specified geographic regions. These customer service executives direct their efforts at various gaming establishment personnel, including: senior executives, finance professionals, marketing staff, slot directors, and cashiers, and seek to educate them on the benefits of our products and services. In some cases, our customer service executives are supported by field service and customer engagement teams, who provide on-site customer service. In other cases, our sales executives directly maintain the customer relationships. These customer service executives and field service and customer engagement teams generally reside in the vicinity of the specific gaming establishments they support to provide a prompt response to the needs of those gaming establishments. In some situations, we also have joint sales efforts with a number of strategic partners, including independent sales organizations, which allow us to market our products and services to gaming establishments through channels other than our direct sales force.
Markets
Development Activities
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
Our FinTech research and development activities are primarily to develop: (i) payments products, systems, and related capabilities such as security, encryption, and business rule engines that deliver differentiated patron experiences and integrate with our other products; (ii) compliance products that increase efficiencies, profitability, enhance employee/patron relationships, and meet regulatory reporting requirements; and (iii) loyalty products, systems, and features that attract, engage, and retain patrons in more intuitive and contextual ways than our competition.
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
Competitive Conditions
With respect to our Games business, we compete across different gaming markets with a variety of gaming technology and equipment suppliers. Competition is generally based upon the: (i) amount of revenue our products generate for our customers relative to the amount of revenue generated by our competitors’ products, which correlate directly to the appeal of these products to gaming patrons and (ii) prices and fees we and our competitors charge for products and services offered. To improve product attractiveness and drive customer demand, we work to develop a consistent pipeline of new game themes, game platforms, hardware cabinets, and systems that are expected to appeal to gaming patrons; obtain appropriate gaming regulatory approvals for such products; and offer these new products to the marketplace in a timely manner.

With respect to our FinTech business, we compete with other providers of cash access services to the gaming industry as well as with financial institutions and other regional and local banks that operate ATMs on the premises of gaming establishments. Some of these other providers have established cooperative relationships with each other to expand their service offerings. We also face competition from: (i) other manufacturers that provide similar goods and services; (ii) independent sales organizations, which provide basic services and often aggressive pricing; and (iii) traditional transaction processors that have entered the gaming patron cash access services market. This competition amongst these various providers can result in pricing pressure and margin erosion with respect to our core cash access products and services. In addition to competing with various providers of cash access services, FinTech experiences competition from either those same providers or standalone providers of anti-money laundering (“AML”) compliance products and self-service kiosks for ticket and jackpot redemption.
Resources
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
Intellectual Property
We believe the ability to introduce and respond to technological innovation in the gaming industry will be an increasingly important qualification for the future success of any provider of cash access and gaming-related products and services. Our continued competitiveness will depend on: (i) the pace of our new product development; (ii) our patent, copyright, trademark, and trade secret protection; and (iii) our relationships with customers. Our business development personnel work with gaming establishments, our technology and other strategic partners, and the suppliers of the financial services upon which our cash access services rely, to design and develop innovative products and services that appeal to gaming patrons.
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
Human Capital
Composition of our workforce
As of December 31, 2020, we had approximately 1,300 employees, a vast majority of which work domestically, and are comprised of approximately 600 and 700 employees, for our Games and FinTech segments, respectively. We have not experienced a work stoppage and none of our employees are subject to a collective bargaining agreement.
Culture of our workplace
Our mission statement, which is fundamental to our purpose, is to transform the casino floor through innovative gaming, financial technology and loyalty solutions. At Everi, we are guided by our values: (i) collaboration; (ii) integrity; (iii) inclusion; and (iv) excellence. When we deliver on these values consistently, we truly: (i) Harness the power of collaboration; (ii) Act with integrity; (iii) Value all; and (iv) Exceed expectations and be bold, (collectively referred to as “HAVE”) fun.
Diversity and Inclusion of our workforce
We recognize that we can only be at our best when we embrace and reflect the customers and communities that we serve. We believe diverse backgrounds, perspectives and talents will enable us to continue to be successful and drive shareholder value. We are an equal opportunity employer and are committed to maintaining a diverse and inclusive work environment. Our employees are to be treated with dignity and respect in an environment free from harassment and discrimination regardless of race, color, age, gender, disability, minority, sexual orientation or any other protected class.

To build this culture, we have invested in programs and implemented standards to promote ethical business conduct, diversity, sustainability, giving and volunteerism and responsible gaming that we believe will support our long-term business success, while also empowering our team members.
We have implemented mandatory employee-wide diversity and inclusion training initiatives to continue to cultivate a respectful workplace. These training initiatives address some of the diversity and inclusion concepts biggest challenges, such as unconscious bias and micro inequities and offer employees suggestions for navigating diversity and inclusion challenges to help us create a workplace where contributions are valued and voices are heard throughout the organization.
In 2017, we launched our Women’s Leadership Initiative (“WLI”) to develop and advance diversity throughout the organization and to create opportunities and a path for advancement. WLI is committed to promoting and advocating for gender diversity at all levels of leadership through awareness, development and inspiration, recruiting high-potential female candidates from a wide array of areas of the Company.
Furthermore, our efforts start at the top of the organization as nearly 30% of our independent Board of Directors are comprised of females and we were recognized by 2020 Women on Boards for achieving at least 20% females on our Board of Directors prior to the 2020 target date. More than half of our independent directors are either female or racially diverse.
Employee Engagement
We value continuous dialogue with our employees about their experiences. We have several employee feedback mechanisms including opinion surveys, Company-wide email communications and quarterly town hall meetings, among other mediums. Each year, we directly address employee feedback through these mechanisms to increase employee confidence that their feedback will lead to action by management.
Employee Development
We develop our employees through a variety of means, both internally and externally. We offer a leadership program to provide employees training and related resources in a wide variety of managerial skills topics, such as: conflict management, delegation, talent acquisition, eliminating bias behaviors, employee relations and compliance. In addition, we encourage employees to pursue external education and certification opportunities, many of which are eligible for cost and tuition reimbursement by the Company, to supplement their career development goals.
Employee Health and Safety
The health and safety of our employees play an important role in the ongoing success of our Company. They are vital to maintaining our brand image through daily positive interactions with customers. We have policies in place to monitor the working conditions of our employees and implement measures to protect their health, safety and well-being. Our benefits are designed to recognize the diverse needs of our workforce. Our program provides: (i) competitive and comprehensive benefit options; (ii) a program that considers individual needs; and (iii) long-term financial security for our employees and their families. We focus on compliance with applicable laws and regulations regarding workplace health and safety as well as on our efforts with respect to emergency and disaster recovery plans.
Seasonality
Our revenues and cash flows may fluctuate throughout the year driven by seasonality, among other factors. Historically, we have generally experienced higher operating income during the first half of a year and lower operating results during the second half of a year; however, such fluctuations do not have a material impact on our revenues and cash flows.

Government Regulation
General
We believe that we are in substantial compliance with the material gaming and financial institution laws applicable to our business. We have a diligent internal compliance program governing our business activities, as well as legal requirements generally applicable to publicly traded companies. The compliance program is directed on a day-to-day basis by our Chief Legal Officer, who also serves as Chief Compliance Officer. Legal advice is provided by attorneys from the Company’s legal department and outside experts. The compliance program is overseen by the Corporate Compliance Committee, which includes a gaming law expert as an independent member. While complying with these regulations can require significant time and resources, we do not believe it results in costs that materially impact our earnings. Despite our compliance efforts, we can give no assurance, however, that our business activities or the activities of our customers in the gaming industry will not be subject to any regulatory or legal enforcement proceedings in the future.
Gaming Regulation
The gaming industry is highly regulated under legal systems that frequently evolve and change based on governmental public policies. Various aspects of our business are subject to comprehensive laws, regulations, and ordinances applicable to the ownership, management, and operation of gambling establishments as well as certain financial services conducted at such establishments. The stated policies and other purposes behind such laws, regulations, and ordinances are generally to: (i) secure the public’s trust and confidence in legalized gambling through a system of mandated regulation, internal controls, accounting practices, and operating procedures; and (ii) promote economic activity for the state, county, and local governments through revenue opportunities emanating from taxes, licensing fees, and other economic benefits arising out of gambling and related activities.
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

Product Approvals
Our gaming devices and certain other products and technologies must be certified or approved by Gaming Authorities in many jurisdictions where we conduct business. These Gaming Authorities test the gaming devices, systems, and related equipment directly or through an independent testing laboratory and may also require a field trial under the regulator’s technical standards before allowing us to sell the product. Although we collaborate closely with the Gaming Authorities and independent testing laboratories, we cannot control whether our products will be approved or the length of time taken to review our products for sale to third parties. Moreover, there are no guarantees that we will be successful in obtaining and maintaining all necessary licenses, permits, and approvals; and to continue to hold other necessary gaming licenses, permits, and approvals to conduct our businesses either as currently being conducted by us or to expand our businesses.
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
Internet and Online Gaming Regulation. Several states have passed legislation and regulations to allow certain intra-state, wager-based, online casino, or lottery games, such as online poker, online lottery, lottery ticket purchases, or lottery ticket subscriptions. To date, several states have authorized some form of Internet or online gaming or lottery activities. However, the legislative and regulatory framework governing these activities may continue to evolve in the future.
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

Anti-Money Laundering and Sanctions. The USA PATRIOT Act of 2001, other federal statutes, generally referred to as the Bank Secrecy Act, and implementing federal regulations require us to establish and maintain an anti-money laundering program. Our anti-money laundering program includes: internal policies, procedures, and controls designed to identify and report money laundering, a designated compliance officer, ongoing employee training programs, an independent audit function to test the program, and customer due diligence. In addition, the cash access services we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act. Our gaming establishment customers are required to file a Suspicious Activity Report (“SAR”) with the U.S. Treasury Department’s Financial Crimes Enforcement Network to report any suspicious transactions relevant to a possible violation of law or regulation. We are also required to file a SAR where we provide our cash access services directly to patrons through financial services centers that we staff and operate. To be reportable, such a transaction must meet criteria that are designed to identify the hiding or disguising of funds derived from illegal activities. Our gaming establishment customers, in situations where our cash access services are provided through gaming establishment cashier personnel, and we, in situations where we provide our cash access services through a financial services center, are required to file a Currency Transaction Report (“CTR”) of each deposit, withdrawal, exchange of currency, or other payment or transfer by, through, or to us which involves a transaction in currency of more than $10,000 in a single day. Our CashClub® product can assist in identifying transactions that give rise to reporting obligations.
We also have a program designed to comply with applicable economic and trade sanctions programs, including those administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). These sanctions are usually targeted against foreign countries, terrorists, international narcotics traffickers and those believed to be involved in the proliferation of weapons of mass destruction. Regulations generally require either the blocking of accounts or other property of specified entities or individuals, but they may also require the rejection of certain transactions involving specified entities or individuals. We maintain policies, procedures and other internal controls designed to comply with these sanctions programs.
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

Privacy Regulations. Our collection of information from patrons who use our financial products and services, such as our cash access services, are subject to the financial information privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) and its implementing federal regulations. We gather, as permitted by law, non-public, personally-identifiable financial information from patrons who use our cash access services, such as names, addresses, telephone numbers, bank and credit card account numbers, and transaction information. The GLBA requires us to safeguard and protect the privacy of such non-public personal information and also requires us to make disclosures to patrons regarding our privacy and information sharing policies and give patrons the opportunity to direct us not to disclose information about them to unaffiliated third parties in certain situations. We are also subject to state privacy regulations which, in some cases, may be even stricter than federal law, including without limitation, the California Consumer Privacy Act which became effective as of January 1, 2020. We continue to implement policies and programs as well as adapt our business practices in order to comply with federal and state privacy laws and regulations. In addition, we are subject to foreign data protection and privacy laws including, but not limited to, the European Union General Data Protection Regulation, which became effective in May 2018 and requires companies to meet certain requirements regarding data privacy and security.
ATM Operations. The Electronic Fund Transfer Act requires us to disclose certain notices regarding the fees that we charge for performing an ATM transaction as well as to incorporate such notices on the ATM screens to notify patrons of such fees prior to completing an ATM transaction. Our ATM services are also subject to applicable state banking regulations in each jurisdiction in which we operate ATMs which require, among other things, that we register with the state banking regulators as an operator of ATMs, that we provide gaming patrons with notices of the transaction fees assessed upon use of our ATMs, that our transaction fees do not exceed designated maximums, that we offer gaming patrons a means of resolving disputes with us, and that we comply with prescribed safety and security requirements. In addition, the ATMs we operate are subject to requirements of the Americans with Disabilities Act, which in general require that ATMs be accessible to individuals with disabilities, such as visually-impaired persons.
Check Cashing. In jurisdictions in which we provide check cashing services, we are required to be licensed by the applicable state banking regulator to operate as a check casher. Some states also impose restrictions on this activity, such as limits on the amounts of service fees that may be imposed on the cashing of certain types of checks, requirements as to records that must be kept with respect to dishonored checks, and requirements as to the contents of receipts that must be delivered to gaming patrons at the time a check is cashed.
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
EMV is designed to deter fraudulent card transactions related to identity theft, counterfeit cards, and the misuse of lost or stolen cards via enhanced card authentication, transaction authorization, and cardholder verification using chip-based smart-cards. EMV has been adopted in many regions of the world as the global standard for fraud deterrence in chip-based smart-card payments. In October 2015, the network and card associations began shifting liability for fraudulent POS and ATM transactions generated through EMV-capable cards onto merchants whose devices are not capable of processing chip-based smart-card EMV transactions. This shifts the responsibility for chargebacks due to fraudulent transactions on such cards from the card issuer onto the merchant.
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
In addition, refer to “Item 1A. Risk Factors — Risks Related to the Regulation of Our Industry” for more information regarding industry, state, and federal regulations impacting our business and related risks and uncertainties.

Available Information
Our principal executive offices are located at 7250 South Tenaya Way, Suite 100, Las Vegas, Nevada 89113. Our telephone number is (800) 833-7110. Our website address is www.everi.com. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. In addition, our earnings conference calls are webcast live via our website. The information on our website is not part of this Annual Report or our other filings with the SEC. In addition to visiting our website, you may read documents we file with the SEC at www.sec.gov.

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
Risks Related to Our Business
Overall
•The global COVID-19 pandemic has had and may continue to or in the future have a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in the gaming industry that we serve. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position, and the achievement of our business objectives.
The COVID-19 pandemic has negatively impacted the global economy, with particular impact to the gaming industry, disrupted global supply chains, temporarily lowered equity market valuations, created significant volatility and disruption in the financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses, including those of our casino customers, and resulted in the institution of social distancing and sheltering-in-place requirements in many states, countries, and communities in which we operate. Consequently, demand for our products and services continues to be significantly impacted, which adversely affects our revenue and profitability. Furthermore, the pandemic could impair our ability to maintain sufficient liquidity, particularly if certain casinos and other gaming businesses remain closed or, when they reopen, social distancing and other COVID-19 protective measures or a lack of consumer confidence in the gaming industry prevent them from opening at full capacity, the impact on the global economy worsens and impacts the disposable income available to our casino customers’ patrons, or customers continue to delay making payments to us under existing obligations. Additionally, after reopening, a resurgence of COVID-19 could cause federal, state, tribal, and municipal governments and regulatory agencies to close casinos or impose other restrictions. Some casinos have voluntarily closed in response to COVID-19 cases among guests or resurgences in the areas in which they operate and may do so again in the future. Similarly, because of changing economic and market conditions affecting the gaming industry, our ability to achieve our business objectives has been impacted. As a result of the financial difficulties facing casino operators due to the pandemic, many of our customers have requested, that we offer our products and our services for less than we did prior to the pandemic, particularly as it relates to our recurring revenue products and the tolling of service fees during the pendency of their closures, which relief we have granted in certain circumstances. Our business operations have also been disrupted as significant portions of our workforce have been working from home, including to protect personal health and safety, and because of illness, quarantines, government actions, or other restrictions imposed in connection with the pandemic. In response to the pandemic, we furloughed a majority our employees and reduced employee salaries through most of the second and third quarters of 2020, borrowed and repaid funds under existing and new credit facilities, adopted certain relief measures provided by the CARES Act and may seek additional funding, to the extent available, under the CARES Act or other new federal or state programs. In addition, we suspended share repurchases, as required under our existing and new credit facilities, and may take other capital actions in response to the COVID-19 pandemic. As a result of the pandemic, we canceled or delayed material capital expenditures and, as a result, we will not have the benefit of those investments to help our operations and financial performance in the future. The extent to which the COVID-19 pandemic further impacts our business, results of operations, and financial condition, as well as our capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Further, as a result of the inherent uncertainty of our expectations and assumptions regarding business plans, results of operations, and financial condition, any of which may prove to be inaccurate, we may be required to record non-cash impairment charges, among other items, in future periods, whether in connection with our normal review procedures periodically, or earlier, if an indicator of an impairment is present prior to such evaluation.
The COVID-19 pandemic may also exacerbate the risks disclosed in this section of our Annual Report, including, but not limited to: our ability to comply with the terms of our indebtedness, our ability to generate revenues, earn profits and maintain adequate liquidity, our ability to service existing and attract new customers, maintain our overall competitiveness in the market, the potential for significant fluctuations in demand for our services, overall trends in the gaming industry impacting our business, as well as potential volatility in our stock price, among other consequences such as cybersecurity exposure.
•If we are unable to develop and protect our intellectual property adequately or obtain intellectual property rights and agreements, we may lose valuable competitive advantages, be forced to incur costly litigation to protect our rights, or be restricted in our ability to provide various products in our markets.
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
In addition, we rely on intellectual property licenses from one or more third-party competitors, the loss of which could materially and adversely affect our business and the sale or placement of our products. Various third-party gaming manufacturers with which we compete are much larger than us and have substantially larger intellectual property assets. The gaming manufacturer industry is very competitive and litigious, and a lawsuit brought by one of our larger competitors, whether or not well-founded, may have a material adverse effect on our business, financial condition, operations, or cash flows and our ability to sell or place our products.
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
•We rely on technology provided by third-party vendors, the loss of which could materially and adversely affect our business, increase our costs, and delay deployment or suspend development of our financial services products, gaming systems, and player terminals.
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
To the extent there are adverse conditions present, we may experience various difficulties, particularly with respect to international third-party suppliers of our components, that could cause significant production delays. If we are unable to obtain these components from our established third-party vendors, we could be required to either redesign our products to function with alternate third-party products or to develop or manufacture these components ourselves, which would result in increased costs and could result in delays in the deployment of our gaming systems and player terminals. Furthermore, we might be forced to limit the features available in our current or future offerings.

•Our net operating losses and other tax credit carry-forwards are subject to limitations that could potentially reduce these tax assets.
As of December 31, 2020, we had tax effected federal and state net operating loss (“NOL”) carry-forwards of approximately $95.2 million and $14.8 million, respectively, and federal research and development credit carry-forwards of approximately $12.4 million. The federal net operating losses can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2025 (for losses incurred before 2018). Estimated federal losses incurred after 2017 of approximately $20.0 million, tax effected, can be carried forward indefinitely to offset taxable income. The state net operating loss carry-forwards will expire between 2021 and 2040. The federal research and development credits are limited to a 20 year carry-forward period and will begin to expire in varying amounts in 2029, if not utilized.
Based on the weight of available evidence, including both positive and negative indicators, if it is more likely than not that a portion, or all, of the deferred tax assets will not be realized, we must consider recording a valuation allowance. Greater weight is given to evidence that is objectively verifiable, most notably historical results. We are in a cumulative loss position and we have increased our valuation allowance for deferred tax assets related to these NOL and other tax credit carry-forwards, excluding the federal NOLs incurred after 2017, by approximately $17.2 million during 2020. Our ability to utilize the remaining NOL and other tax credit carry-forwards to reduce taxable income in future years may be further limited, including the possibility that projected future taxable income is insufficient to realize the benefit of these NOL carry-forwards prior to their expiration. To the extent our results of operations do not improve, we may not have the ability to overcome the more likely than not accounting standard that would allow us to reverse the valuation allowance and may be subject to record an additional valuation allowance in the future.
In addition, our ability to use these tax assets could be adversely affected by the limitations of Sections 382, 383 and 384 of the Internal Revenue Code. In addition, a portion of our NOL’s include amortization of goodwill for tax purposes associated with a restructuring that occurred in 2004, which is subject to audit by the IRS and thus may have an adverse effect on our NOL carry-forwards.
•We operate our business in regions subject to natural disasters, public health issues, political instability and other potentially catastrophic events. Any interruption to our business resulting from such an event will adversely affect our revenues and results of operations.
In the event of a natural or man-made disaster or other catastrophic event, the operations of gaming establishments could be negatively impacted or consumer demand for gaming could decline, or both, and as a result, our business could be interrupted, which could materially and adversely affect our revenues and results of operations. Adverse weather conditions, particularly flooding, hurricanes, tornadoes, heavy snowfall, and other extreme weather conditions often deter our customer’s patrons from traveling to or make it difficult for them to frequent the sites where our games and FinTech equipment are installed. Similarly, public health crises, such as the outbreak of communicable diseases like the coronavirus, often deter patrons from visiting our customer’s gaming establishments. If any of those sites, where a significant number of our games and FinTech equipment is installed, either individually or simultaneously experienced adverse weather conditions, our results of business, financial condition, and operations could be materially and adversely affected. From time to time, the impact of weather-related natural disasters has resulted in business disruption at certain of our locations as well as our customers’ facilities and may do so in the future.
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
•Our business is dependent upon consumer demand for gaming and overall economic trends specific to the gaming industry. Economic downturns or a decline in the popularity of gaming could reduce the number of patrons that use our products and services or the amounts of cash that they access using our services.
We provide our gaming-related and cash access products and services almost exclusively to regulated gaming establishments. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity, participation in which has in the past and may in the future decline during periods of (i) economic growth, due to changes in consumers’ spending preferences; (ii) economic downturns, due to decreases in our consumers’ disposable income or general tourism activities; and (iii) declining consumer confidence, due to general economic conditions, domestic- and geo-political concerns, or other factors. Gaming competes with other leisure activities as a form of consumer entertainment and may lose popularity as new leisure activities arise or as other leisure activities become more popular. In addition, gaming in traditional gaming establishments (to which we sell our products and services) competes with Internet-based gaming. The popularity and acceptance of gaming is also influenced by the prevailing social mores and changes in social mores, including changes driven by social responsibility organizations that are dedicated to addressing problem gaming, which could result in reduced acceptance of gaming as a leisure activity or litigation or lobbying efforts focused on limiting gaming activities. To the extent that the popularity or availability of gaming in traditional gaming establishments declines as a result of any of these factors, the demand for our cash access and gaming-related products and services, or the willingness of our customers to spend new capital on acquiring gaming equipment or utilize revenue share agreements, may decline and our business may be harmed.
Games Business
•Most of our leased gaming device contracts with our customers are short-term, and if we are unable to maintain our current customers on terms that are favorable to us, our business, financial condition, operations, or cash flows may suffer a material adverse effect.
Most of our leased gaming device contracts with our customers are generally short-term, except for customers with whom we have entered into development and placement fee agreements. We do not rely upon the stated term of our gaming device contracts to retain the business of our customers. We rely instead upon providing competitive player terminals, games, and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our gaming device business is subject to non-renewal, which may materially and adversely affect our earnings, financial condition, and cash flows. To renew or extend any of our customer contracts, generally, we may be required to accept financial and other terms that are less favorable to us than the terms of the expired contracts. In addition, we may not succeed in renewing customer contracts when they expire. If we are required to agree to other less favorable terms to retain our customers or we are not able to renew our relationships with our customers upon the expiration of our contracts, our business, financial condition, operations, or cash flows could suffer a material adverse effect.
•Tribal gaming customers who have historically operated large quantities of Class II gaming units may negotiate into arrangements with state governments or renegotiate existing gaming compacts that could impact the amount of Class II gaming devices currently supplied by the Company. If we are unable to maintain our existing placement of units, then our business, financial condition, operations, or cash flows may suffer an adverse effect.
As of December 31, 2020, we operated more than 9,200 Class II gaming units under lease or daily fixed-fee arrangements to our customers. Customers who enter into compacts with state governments may desire to change from Class II gaming units to Class III gaming units, as Class III units generally perform better than Class II units. This may result in the loss of placements under lease or daily fixed-fee arrangements as customers purchase or lease Class III units from other equipment suppliers to replace our existing Class II units. If we are unable to replace these lost units with our proprietary Class III units, then our business, financial condition, operations, or cash flows may suffer an adverse effect.
•Tribal gaming customers which operate Class III gaming units do so under compact arrangements with state governments. If these tribal gaming customers are unable to maintain or renew these existing gaming compacts, then our business, financial condition, operations, or cash flows may suffer an adverse effect.
As of December 31, 2020, we operated nearly 6,500 Class III gaming units under lease or daily fixed-fee arrangements to our tribal gaming customers. As Class III units generally perform better than Class II units, the loss of these Class III placements under lease or daily fixed-fee arrangements, if these customers are unable to renew their Class III gaming compacts and we are unable to replace these lost units with our proprietary Class II units, then our business, financial condition, operations, or cash flows may be negatively impacted.
•We derive a significant portion of our revenue from Native American tribal customers, and our ability to effectively operate in Native American gaming markets is vulnerable to legal and regulatory uncertainties, including the ability to enforce contractual rights on Native American land.
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
•We may not realize sufficient returns or be successful in renewing our existing or future placement and development fee arrangements with casino operators to expand or develop gaming facilities.
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
FinTech Business
•An unexpectedly high level of chargebacks, as a result of fraud or otherwise, could materially and adversely affect our cash access business.
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
•Changes in consumer willingness to pay a convenience fee to access their funds could reduce the demand for our cash access products and services.
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
•We maintain a significant amount of cash within our ATMs, which is subject to potential loss due to theft or other events, including natural disasters.
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
Risks Related to Our Capital Structure
•Our substantial leverage could have significant adverse effects on our business, financial condition and results of operations.
As of December 31, 2020, our total indebtedness was approximately $1.1 billion, which included the Senior Secured Credit Facilities and the 2017 Unsecured Notes (as discussed and defined in “Note 12 - Long Term Debt”), each of which contain restrictive covenants. Our high degree of leverage could impact our ability to raise additional capital to fund our operations, limit our ability to react to changes in our industry or the economy, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations with respect to our indebtedness, any of which could have significant adverse effects on our business, financial condition and results of operations.
•We may not be able to generate sufficient cash to service all of our indebtedness, including the Credit Facilities and the 2017 Unsecured Notes (defined herein), and fund our working capital and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings, including those under the Credit Facilities, will be available to us in an amount sufficient to pay our indebtedness or to fund other liquidity needs.
•The agreements and instruments governing our debt impose restrictions that may limit our operating and financial flexibility.
The Credit Facilities and the indenture governing the 2017 Unsecured Notes contain a number of significant restrictions and covenants that limit our ability, among other considerations, to: incur additional indebtedness; sell assets, or consolidate, or merge with or into other companies; pay dividends, or repurchase or redeem capital stock; make certain investments; issue capital stock of our subsidiaries; incur liens; prepay, redeem or repurchase subordinated debt; and enter into certain types of transactions with our affiliates. These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete.
In addition, to the extent we are found in default and if our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us, or at all. If our debt is in default for any reason, our business, financial condition, and results of operations could be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
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
Risks Related to Our Information Technology
•We have experienced in the past and may experience in the future network or system failures, or service interruptions, including cybersecurity attacks, or other technology and privacy risks. Our inability to protect our systems and data against such risks could harm our business and reputation.
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

Risks Related to Competition
•The gaming industry is intensely competitive, and if we are unable to compete effectively, our business could be negatively impacted.
The market for gaming devices, cash access products, and related services is highly competitive, and we expect competition to increase and intensify in the future. In both our Games and FinTech businesses, some of our competitors and potential competitors have significant advantages over us, including greater name recognition; longer operating histories; pre-existing relationships with current or potential customers with respect to other financial services; greater financial, research, design, development, marketing, technological, and other resources; and more ready access to capital resources, which allow them to respond more quickly to new or changing opportunities, be in a better position to compete and, in respect of our cash access business, to pay higher commissions or other incentives to gaming establishments in order to gain new customers. In our FinTech business, we compete with other established providers of cash access products and services, including third-party transaction processors, financial institutions, and other regional and local banks that operate ATMs on the premises of gaming establishments. To the extent that we lose customers to these competitors, or competitive pressures force us to offer incentives or less favorable pricing terms for us to establish or maintain relationships with gaming establishments, our business, financial condition, operations, or cash flows could be materially and adversely affected.
•Consolidation among our customers or competitors could have a material adverse effect on our revenues and profitability.
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
•Our business depends on our ability to introduce new, commercially viable games, products and services in a timely manner.
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
Risks Related to the Regulation of Our Business
•Unauthorized disclosure of cardholder and patron data or similar violations of applicable data privacy laws, whether through a security breach of our computer systems, our third-party processor’s computer systems or otherwise, or through our unauthorized use or transmission of such data subjects us to costly fines, penalties, and legal claims.
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
•We are subject to extensive governmental gaming regulation, which may harm our business.
Our ability to conduct both our gaming and cash access businesses, expand operations, develop and distribute new games, products and systems, and expand into new gaming markets is also subject to significant federal, state, local, Native American, and foreign regulations which vary from jurisdiction to jurisdiction. In the United States and many other countries, gaming must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. The gaming laws, regulations, and ordinances generally concern the antecedents, acumen, financial stability, and character of our owners, officers, and directors, as well as those persons financially interested or involved in our companies; dictate the technical standards and regulations of our electronic player terminals, gaming systems, and certain other products; and set forth the process and manner by which the Gaming Authorities issue such licenses, findings of suitability, and product approvals. In addition, the suspension, revocation, non-renewal or limitation of any of our licenses or product approvals, or the inability to obtain or maintain requisite license or product approvals could have a material adverse effect on our business operations, financial condition, results of operations, and our ability to retain key employees. The Gaming Authorities may deny, limit, condition, suspend, or revoke a gaming license or related approval for violations of applicable gaming laws and regulations, and may impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition, and results of operations.
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

•Many of the financial services that we provide are subject to extensive rules and regulations, which may harm our business.
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
•Gaming and financial services laws and regulations are subject to change and uncertain application.
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
•We are subject to extensive rules and regulations of card associations, including VISA, MasterCard, and EFT networks that are always subject to change, which may harm our business.
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
•Card association and EFT network changes to interchange reimbursement rates or network operating fees or fees associated with the processing and settlement of our cash access transactions or otherwise change their operating rules and regulations may affect our revenues, cost of revenues (exclusive of depreciation and amortization), net income, and our business generally.
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
•The provision of our credit card access, POS debit, and ATM services are dependent upon our continued sponsorship into the VISA and MasterCard card associations, and the suspension or termination of our sponsorship would result in a material adverse effect on our business, financial condition, operations, or cash flows.
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
•Our ATM service business is subject to extensive rules and regulations, which may harm our business.
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
•Changes to consumer privacy laws may require us to change our business practices or expend significant amounts on compliance with such laws.
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
General Risk Factors
•We have recorded net losses in the current year and we may not generate profits in the future.
We had a net loss of $81.7 million for the year ended December 31, 2020, and net income of $16.5 million and $12.4 million for the years ended December 31, 2019 and 2018, respectively. As a result of the interest payments on the indebtedness incurred in connection with Everi Holdings’ purchase of Everi Games in December 2014 (the “Merger”), amortization of intangible assets associated with the Merger and other acquisitions, other related acquisition and financing costs, asset impairment charges, depreciation, and other amortization, we may not be able to generate profits in the future. Our ability to continue to generate net profits in the future depends, in part, on our ability to: establish strategic business relationships with new and existing customers; retain our existing customers and expand our relationships with existing customers; provide our products and services in new markets and to new customers in existing markets; develop new games or license third-party content in our Games business and develop new products and services in our FinTech business; effectively manage a larger and more diverse workforce and business; react to changes, including technological and regulatory changes, in the markets we target or operate in; respond to competitive developments and challenges; continue to comply with the EMV global standard for cards equipped with security chip technology; and attract and retain experienced and talented personnel.
We may not be able to do any of these successfully, and our failure to do so could have a material adverse effect on our business, financial condition, operations, or cash flows, which could, among other things, affect our ability to make payments under our Credit Facilities (defined herein) or the 2017 Unsecured Notes (defined herein).
•We expect the price of our common stock may continue to fluctuate significantly.
The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including, but not limited to those described above in previous risk factor sub-captions.

Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
We occupy real estate properties mostly in the United States and, to a lesser degree, internationally that are under lease agreements. We believe that these facilities are adequate for our business needs as presently conducted.
We primarily occupy the following leased real estate properties:

Location	Sq. Ft	Purpose	Segment
Austin, Texas	282,586	Games Headquarters and Operations	Games
Las Vegas, Nevada	245,042	Corporate Headquarters; FinTech Headquarters and Operations	FinTech
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

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed for trading on the New York Stock Exchange under the symbol “EVRI.” On March 1, 2021, there were 8 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
Dividends
We have not declared or paid any cash dividends on our capital stock as we intend to retain our earnings and utilize them for the repayment of outstanding debt and to finance the growth and development of our business. Any future change in our dividend policy will be made at the discretion of our Board of Directors, and will depend on our contractual restrictions, results of operations, earnings, capital requirements, and other factors considered relevant by our Board of Directors. In addition, the Senior Secured Credit Facilities and the indenture governing the 2017 Unsecured Notes limit our ability to declare and pay cash dividends.
Common Stock Repurchases
On February 28, 2020, our Board of Directors authorized and approved a new share repurchase program granting us the authority to repurchase an amount not to exceed $10.0 million of outstanding Company common stock with no minimum number of shares that the Company is required to repurchase and no expiration date. This new repurchase program commenced in the first quarter of 2020 and authorizes us to buy our common stock from time to time in open market transactions, block trades or in private transactions in accordance with trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods, including compliance with the Company’s finance agreements. The share repurchase program is subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, and may be suspended or discontinued at any time without prior notice. In light of COVID-19, we have suspended our share repurchase program. There were no share repurchases during the year ended December 31, 2020.
We did not have a share repurchase program in effect for the years ended December 31, 2019 and 2018.
Issuer Purchases and Withholding of Equity Securities
We repurchased or withheld from restricted stock awards 193,809, 95,734, and 17,552 shares of our common stock at an aggregate purchase price of approximately $1.3 million for the year ended December 31, 2020 and approximately $1.1 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively, to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards. The following table includes the monthly repurchases or withholdings of our common stock during the fourth quarter ended December 31, 2020:

	Total Number of Shares Purchased (1) (in thousands)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Tax Withholdings
10/1/20 - 10/31/20	5.4	$8.75	—	—
11/1/20 - 11/30/20	3.6	$10.37	—	—
12/1/20 - 12/31/20	8.1	$13.34	—	—
Total	17.1	$11.27	—	—

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

Stock Performance Graph
The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P 1000 Index, and the S&P Information Technology Index during the five-year period ended December 31, 2020. We included an additional reference point, the S&P 1000 Index, as it is a comparable metric that includes small and mid-capitalization stocks, similar in capitalization to our Company.
The graph assumes that $100 was invested on December 31, 2015 in our common stock, in the S&P 500 Index, the S&P 1000 Index, and the S&P Information Technology Index, and that all dividends were reinvested. Research Data Group, Inc. furnished this data; and the cumulative total stockholder returns for our common stock, the S&P 500 Index, the S&P 1000 Index, and the S&P Information Technology Index are based on the calendar month end closing prices. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Everi Holdings, Inc
S&P 500
S&P Information Technology
S&P 1000

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2021 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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
Item 6.  Removed and Reserved.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read in conjunction with “Item 1. Business” and our Financial Statements included elsewhere in this Annual Report on Form 10-K and the information included in our other filings with the SEC.
Overview
Everi is a leading supplier of imaginative entertainment and trusted technology solutions for the casino and digital gaming industry. Everi’s mission is to transform the casino floor through innovative gaming and financial technology and loyalty solutions. With a focus on both land-based and digital gaming operators and players, the Company develops entertaining games and gaming machines, gaming systems and services that facilitate memorable player experiences, and is a preeminent and comprehensive provider of financial products and services that offer convenient and secure cash and cashless-based financial transactions, self-service loyalty tools and applications, and intelligence software and other intuitive solutions that improve casino operational efficiencies and fulfill regulatory compliance requirements.
Everi reports its financial performance, and organizes and manages its operations, across the following two business segments: (i) Games; and (ii) FinTech.
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
Everi FinTech provides gaming operators with financial technology products and services, including: (i) services and equipment that facilitate casino patron’s self-service access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card cash access transactions and POS debit card purchase cash access transactions; (ii) check warranty services; (iii) self-service loyalty enrollment and marketing equipment, including promotion management software and tools; (iv) software and services that improve credit decision making, automate cashier operations, and enhance patron marketing activities for gaming establishments; (v) equipment that provides cash access and other cash handling efficiency-related services; and (vi) compliance, audit, and data solutions.
Impact of COVID-19 Pandemic
Overall
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, temporarily lowered equity market valuations, created significant volatility in the financial markets, increased unemployment levels, caused temporary, and in certain cases, closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments, and as a result, our operations experienced significant disruptions. At the immediate onset of the COVID-19 pandemic, we were affected by various measures, including, but not limited to: the institution of social distancing and sheltering-in-place requirements in many states and communities, which significantly impacted demand for our products and services, and resulted in office closures, the furlough of a majority of our employees, the implementation of temporary base salary reductions for our employees and the implementation of a work-from-home policy.
In connection with the uncertainty facing our customers as a result of COVID-19, we evaluated our business strategies in the second quarter of 2020 and implemented measures to reduce our ongoing operating costs. As a result of this evaluation, we permanently reduced our employee base, with most of the departures resulting from our furloughed employees, to accommodate the current and future operating needs of our customers and our business. As the industry continues to evolve and recover from the impacts of the global pandemic, we will continue to evaluate our capabilities to support current and future business needs and adapt accordingly.

During the second quarter of 2020, businesses began to adapt to social-distancing measures and various phases of reopening pursuant to government-mandated guidelines. As our gaming customers reopened, a number of their properties initially experienced an elevated level of activity as compared to what was originally anticipated. The revenues generated by this initial pent-up demand flattened to slightly below pre-COVID levels as more casinos reopened through the second quarter of 2020. Revenues improved further throughout the third and fourth quarter of 2020, though they remained below pre-COVID levels. With a majority of our gaming customers reopening properties by the end of September 2020, and our activity rates and results continuing to improve through the third and fourth quarter, we have, among other measures: (i) returned nearly all of our furloughed employees to work on primarily a work-from-home basis; (ii) reinstated base compensation to pre-COVID levels for the employee base; (iii) reversed nearly all compensation reductions for both our Executives and Directors; and (iv) fully paid down the outstanding balance on our revolving line of credit.
It is unclear when and if customer volumes will return consistently to pre-COVID levels, if a resurgence of COVID-19 could result in the further or re-closure of casinos by federal, state, tribal or municipal governments, regulatory agencies, or by the casino operators themselves in an effort to contain the COVID-19 global pandemic or mitigate its impact and the impact of vaccines on these matters; however, we continue to monitor the impacts of COVID-19 and make adjustments to our business accordingly.
The impact of the COVID-19 pandemic exacerbates the risks disclosed in this Annual Report.
Results of Operations and Liquidity
To date, our operations have experienced revenue reductions and significant disruptions as a direct consequence of the circumstances surrounding the COVID-19 pandemic. This had a material, adverse impact on our overall results of operations and financial condition for the year ended December 31, 2020. As such, we implemented a range of actions in 2020 to maintain balance sheet flexibility and preserve liquidity as a result of the business disruption caused by the rapid nationwide spread of COVID-19, including, but not limited to:
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
•we furloughed a majority of our employee-base;
•we reduced the salaries of our employee-base from approximately 15% to 70%;
•we suspended certain employee benefits, such as providing a Company match on 401(k) contributions;
•we implemented a remote working environment;
•we canceled or delayed material capital expenditures; and
•we suspended our share repurchases under our previously authorized repurchase program;
•As of the end of the second quarter of 2020:
•we implemented a safe workplace return policy for those of our employees who returned to our facilities;
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
•As of the end of the third quarter of 2020:
•we returned base compensation to our executives and employee-base;
•we returned cash compensation to our Board of Directors; and
•we fully repaid the $35.0 million Revolving Credit Facility in light of improved results of operations and liquidity.
•As of the end of the fourth quarter of 2020:
•we recorded a charge of approximately $2.0 million, of which $1.3 million and $0.7 million related to our Games and FinTech businesses, respectively, for costs related to the consolidation and exiting of certain facilities and the write-off of related inventory, reflecting the lower occupancy needs associated with our reduced employee-base, the increased proportion of employees working remotely and our streamlined operations. This charge was reflected in Operating Expenses of our Statements of Operations.
With respect to our Games and FinTech businesses, our revenues and results of operations were significantly lower for the year ended December 31, 2020, as compared to the prior year. The following key factors that contributed to the reduced results, include, but were not limited to: (i) the closure of nearly all casino properties, both domestically and internationally, in March 2020, with the reopening process beginning in mid-to-late May 2020 with approximately 15% of properties still closed at the beginning of the third quarter of 2020 and approximately 10% still closed at the end of the third and fourth quarters of 2020; (ii) reopened casino properties operating at notably reduced capacity levels due to certain regulatory or governmental restrictions and or casino-elected implementation of health and safety protocols related to social distancing; (iii) certain gaming establishments voluntarily reclosing or considering a level of additionally reduced operations at certain of their properties as a result of increases in the number of confirmed cases of COVID-19; and (iv) our revised focus internally to streamline operations and personnel to align with expectations going forward.
With respect to our financial condition, at the onset of the COVID-19 pandemic, there were varying levels of impact to certain components of net working capital balances, including, but not limited to certain of our: (i) trade accounts receivable that increased in age as numerous customers delayed payments on certain outstanding balances; (ii) settlement receivables and settlement liabilities that decreased as these amounts fully settled for those customers who temporarily closed their casinos and that have not returned to pre-COVID total volume levels; (iii) finished goods inventory that increased as certain planned placements of our EGMs into the installed based or sold directly to our customers were either delayed or canceled by those customers; and (iv) accounts payable and accrued liabilities that increased as we made the decision to defer payments to preserve our available cash on hand.
Beginning in the second quarter of 2020, and continuing through the third and fourth quarters of 2020, we experienced an improvement in various components of net working capital associated with casino properties reopening that contributed to the increase in our cash and cash equivalents during those periods, as they are highly dependent upon the timing of cash access transactions; therefore, cash and cash equivalents can change substantially based upon the timing of our receipt of payments for settlement receivables and payments we make to customers for our settlement liabilities. To the extent our gaming customers continue to recover, we expect our results of operations and financial condition to continue to improve in 2021.
To date, we have not experienced significant impacts on our supply chain as a result of the pandemic; however, given the dynamic nature of the global situation, this could change.

Liquidity
As of December 31, 2020, our cash and cash equivalents were approximately $251.7 million, a decrease of $38.2 million from $289.9 million at December 31, 2019; and our Net Cash Position, a non-GAAP measure (as discussed and defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” section below), was approximately $139.1 million, an increase of $13 million from $126.1 million at December 31, 2019.
We implemented measures at the onset of the pandemic to prepare us to withstand what could have been a prolonged period of industry inactivity, though industry, conditions improved after casino properties reopened in the second, third and fourth quarters of 2020. Our revenues, cash flows, and liquidity improved more during the third and fourth quarter of 2020 compared with the second quarter of 2020 on a sequential basis. Given the significant number of casino properties that have reopened through September 2020, our customers implemented protocols intended to protect their patrons and guests from potential COVID-19 exposure and re-establish customer confidence in the gaming and hospitality industry. These measures, which may include enhanced sanitization, public gathering limitations of casino capacity, patron social distancing requirements, limitations on casino operations, face mask and temperature check requirements, as well as the closure of certain common attractions such as restaurants, bars and other food and beverage outlets, table games, spas, and pools, have limited the number of patrons that are able or who desire to attend these venues and have impacted the pace at which demand for our products and services rebounds.
We expect that demand for our products and services will continue to be tempered to the extent gaming activity decreases or fails to increase at expected rates and to the extent our customers determine to restrict their capital spending as a result of uncertainty in the industry or otherwise. As a result, we expect revenues to remain below pre-COVID levels in the near term and we will continue to monitor and manage liquidity levels and we may, from time to time, evaluate available capital resource alternatives on acceptable terms to provide additional financial flexibility.
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
•Employer Social Security Tax Payment Deferral: We are deferring payment of the employer portion of the social security taxes due on remaining payments and from enactment of the CARES Act through December 31, 2020, with 50% due by December 31, 2021 and 50% due by December 31, 2022; and
•Alternative Minimum Tax (“AMT”) Credit Refund: We applied for and received a refund of our AMT tax credits as the CARES Act afforded us the ability to accelerate the recovery of such credits.
Additional Items Impacting Comparability of Results of Operations
Our Financial Statements included in this report reflect the following transactions and events, exclusive of the impact of COVID-19:
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
•During 2019, we acquired certain assets of Atrient, Inc. (“Atrient”), a privately held company that developed and distributed hardware and software applications to gaming operators to enhance gaming patron loyalty, and Micro Gaming Technologies, Inc. (“MGT”), a privately held company that developed and distributed kiosks and software applications to gaming patrons to enhance patron loyalty, and made cash payments of $20.0 million and $15.0 million at the closing of each transaction, respectively. The acquisitions impacted our results of operations as of and for the years ended December 31, 2020 and December 31, 2019.

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
•The total North American installed slot base was slightly lower at the end of 2020 than for 2019, due to reduced capital spending and equipment removals by casino operators due to the impact of COVID-19 restrictions and casino closures. The total base had previously increased in both 2019 and 2018. We expect flat to moderate growth in the forward replacement cycle for slot machines in 2021 and in the total installed base compared to 2020, which could have a positive impact on our Games segment while new machine demand associated with new casino openings and major expansions is likely to be relatively flat year-over-year in 2021.
•We face continued competition from smaller competitors in the gaming cash access market, as well as from larger gaming equipment manufacturers and systems providers. This competition continues to contribute to ongoing pricing pressure for both our Games and FinTech businesses.
•Concerns related to COVID-19 have increased interest in cashless alternatives by casino operators and casino patrons. With the introduction of our cashless, touchless CashClub Wallet solution, this could have a positive impact on our FinTech segment, but could also result in added competition from new competitors.
•Transaction processing and related fees have increased in recent years. We expect the financial services and payments industry to respond to these changes, including in ways that may negatively impact our FinTech business in the future.
•Governmental and regulatory oversight on cash transactions, financial services, and payments processing may provide continued motivation for gaming establishments to consider additional products and services that facilitate regulatory compliance and operational efficiencies.
•We derive a significant portion of our revenue from Native American tribal customers, and our ability to effectively operate in Native American gaming markets is vulnerable to legal and regulatory uncertainties, including the ability to enforce contractual rights on Native American land.
•Casino operators continue to broaden their appeal by focusing on investments in non-gaming amenities for their facilities, which could impact casino operator’s capital allocations for games and payment solution products and services that impact both of our operating segments.
Operating Segments
We report our financial performance within two operating segments: (i) Games; and (ii) FinTech. For additional information on our segments see “Item 1. Business” and “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18 — Segment Information” included in this Annual Report on Form 10-K.

Results of Operations
Year ended December 31, 2020 compared to the year ended December 31, 2019
The following table presents our Results of Operations as reported for the year ended December 31, 2020 compared to the year ended December 31, 2019 (amounts in thousands)*:

	Year Ended
	December 31, 2020		December 31, 2019		2020 vs 2019
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$156,199	41%	$188,874	35%	$(32,675)	(17)%
Gaming equipment and systems	44,006	11%	90,919	17%	(46,913)	(52)%
Gaming other	96	—%	3,326	1%	(3,230)	(97)%
Games total revenues	200,301	52%	283,119	53%	(82,818)	(29)%
FinTech revenues
Cash access services	112,035	30%	164,741	31%	(52,706)	(32)%
Equipment	24,297	6%	37,865	7%	(13,568)	(36)%
Information services and other	47,041	12%	47,502	9%	(461)	(1)%
FinTech total revenues	183,373	48%	250,108	47%	(66,735)	(27)%
Total revenues	383,674	100%	533,227	100%	(149,553)	(28)%
Costs and expenses
Games cost of revenues (1)
Gaming operations	15,192	4%	18,043	3%	(2,851)	(16)%
Gaming equipment and systems	25,680	7%	50,826	10%	(25,146)	(49)%
Gaming other	456	—%	3,025	—%	(2,569)	(85)%
Games total cost of revenues	41,328	11%	71,894	13%	(30,566)	(43)%
FinTech cost of revenues (1)
Cash access services	6,755	2%	14,236	3%	(7,481)	(53)%
Equipment	14,724	3%	22,292	4%	(7,568)	(34)%
Information services and other	3,029	1%	3,964	1%	(935)	(24)%
FinTech total cost of revenues	24,508	6%	40,492	8%	(15,984)	(39)%
Operating expenses	152,546	40%	162,184	30%	(9,638)	(6)%
Research and development	27,943	7%	32,505	6%	(4,562)	(14)%
Depreciation	67,459	17%	63,198	12%	4,261	7%
Amortization	75,305	20%	68,937	13%	6,368	9%
Total costs and expenses	389,089	101%	439,210	82%	(50,121)	(11)%
Operating (loss) income	(5,415)	(1)%	94,017	18%	(99,432)	(106)%
 * Rounding may cause variances.
(1) Exclusive of depreciation and amortization.

	Year Ended
	December 31, 2020		December 31, 2019		2020 vs 2019
	$	%	$	%	$	%
Other expenses
Interest expense, net of interest income	74,564	19%	77,844	15%	(3,280)	(4)%
Loss on extinguishment of debt	7,457	2%	179	—%	7,278	4066%
Total other expenses	82,021	21%	78,023	15%	3,998	5%
(Loss) income before income tax	(87,436)	(23)%	15,994	3%	(103,430)	(647)%
Income tax benefit	(5,756)	(2)%	(523)	—%	(5,233)	1001%
Net (loss) income	$(81,680)	(21)%	$16,517	3%	$(98,197)	(595)%
* Rounding may cause variances.
Total Revenues
Total revenues decreased by approximately $149.6 million, or 28%, to approximately $383.7 million for the year ended December 31, 2020, as compared to the prior year period. This was primarily due to the impact of COVID-19 and the closure of many casino properties for a portion of the period. Games revenues decreased by approximately $82.8 million, or 29%, to approximately $200.3 million for the year ended December 31, 2020, as compared to the prior year period. We had: (i) a decline in the sale of gaming machines included in our gaming equipment and systems revenues; and (ii) a decrease in the average daily win per unit as a result of units being deactivated for a prolonged period of time on a higher installed base of leased games largely reflecting greater demand for our premium units included in our gaming operations revenues. FinTech revenues decreased by approximately $66.7 million, or 27%, to approximately $183.4 million for the year ended December 31, 2020, as compared to the prior year period. We had: (i) a decline in the dollar and transaction volumes included in our cash access services revenues; and (ii) a decrease in the sale of full service kiosks, partially offset by an increase in our loyalty kiosks included in our equipment revenues.
Costs and Expenses
Total costs and expenses decreased by approximately $50.1 million, or 11%, to approximately $389.1 million for the year ended December 31, 2020, as compared to the same period in the prior year. This was primarily due to the impact of COVID-19 and the closure of many casino properties for a portion of the period. Games cost of revenues decreased by approximately $30.6 million, or 43%, to approximately $41.3 million for the year ended December 31, 2020, as compared to the prior year period. We had a reduction in the variable costs included in our gaming and equipment systems cost of revenues as a result of the decline in the sale of machines. FinTech cost of revenues decreased by approximately $16.0 million, or 39%, to approximately $24.5 million for the year ended December 31, 2020, as compared to the prior year period. We had a reduction in the variable costs primarily as a result of : (i) a decline in the dollar and transaction volumes included in our cash access services cost of revenues; and (ii) a decrease in the sale of full-service kiosks, partially offset by an increase in our loyalty kiosks included in our equipment revenues.
Operating expenses decreased by approximately $9.6 million, or 6%, to approximately $152.5 million for the year ended December 31, 2020, as compared to the prior year period. This was primarily due to lower payroll and related expenses and trade show-related costs from actions taken in response to COVID-19 for both our Games and FinTech operating segments. In addition, our legal expenses were lower as a result of the litigation costs we incurred in the prior year period in connection with our FACTA matter related to our FinTech operating segment.
Research and development decreased by approximately $4.6 million, or 14%, to approximately $27.9 million for the year ended December 31, 2020, as compared to the prior year period. This was primarily due to lower payroll and related costs included in our Games segment in light of actions taken in response to COVID-19, partially offset by higher payroll and related costs included in our FinTech segment primarily as a result of the acquisition of certain assets in connection with our loyalty solutions in the prior year as costs for research and development consist primarily of salaries and benefits, consulting fees, certification and testing costs.
Depreciation increased by approximately $4.3 million, or 7%, to approximately $67.5 million for the year ended December 31, 2020, as compared to the prior year period. This was primarily due to an increase in the installed base of lease gaming machines placed in service included in our Games segment.

Amortization increased by approximately $6.4 million, or 9%, to approximately $75.3 million for the year ended December 31, 2020, as compared to the prior year period. The increase was primarily due to the release of new game themes included in our Games segment and the intangible assets acquired in the prior year period in connection with the loyalty business included in our FinTech segment.
Primarily as a result of the factors and responsive actions taken, described above, in light of COVID-19 and the closure of many casino properties for a portion of the period, operating income decreased by approximately $99.4 million, or 106%, and resulted in an operating loss of approximately $5.4 million for the year ended December 31, 2020, as compared to the prior year. The operating loss margin was 1% for the year ended December 31, 2020 compared to an operating income margin of 18% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $3.3 million, or 4%, to approximately $74.6 million for the year ended December 31, 2020, as compared to the prior year period. This was primarily due to lower debt balances with respect to certain of our instruments and more favorable variable interest rates in effect for certain of our debt instruments; partially offset by: (i) the amortization of debt issuance costs incurred in connection with the Fourth Amendment to the existing Credit Agreement and entering into the Incremental Term Loan Credit Agreement; (ii) the additional Incremental Term Loan debt incurred with less favorable variable interest rates in effect; (iii) an adjustment to, and the associated accretion of, interest related to the acquisition of certain assets from Atrient and MGT in the prior year; and (iv) a reduction in interest income earned.
Loss on extinguishment of debt of approximately $7.5 million for the year ended December 31, 2020 was a result of the redemption and repurchase transactions related to the 2017 Unsecured Notes.
Income tax benefit increased by $5.2 million, or 1001%, to approximately $5.8 million for the year ended December 31, 2020, as compared to the same period in the prior year period. The income tax benefit for the year ended December 31, 2020 reflected an effective income tax rate of 6.6%, which was less than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance as a result of the book loss incurred during the period, partially offset by certain indefinite lived deferred tax assets that may be offset against our indefinite lived deferred tax liabilities. The income tax benefit reflected an effective income tax rate of negative 3.3% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to a partial decrease in our valuation allowance for deferred tax assets and a research credit.
Primarily as a result of the factors and responsive actions taken, described above, in light of COVID-19, our net income decreased by approximately $98.2 million, or 595%, as compared to the prior year, and resulted in a net loss of approximately $81.7 million for the year ended December 31, 2020.

Year ended December 31, 2019 compared to year ended December 31, 2018:
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
* Rounding may cause variances.
Total Revenues
Total revenues increased by approximately $63.7 million, or 14%, to approximately $533.2 million for the year ended December 31, 2019, as compared to the prior year period. Games revenues increased by approximately $24.1 million, or 9%, to approximately $283.1 million for the year ended December 31, 2019, as compared to the prior year period. This was primarily due to an increase in revenue from gaming operations resulting from both a higher average daily win per unit and an increase in the installed base of leased gaming machines, as well as an increase in equipment revenues due to higher gaming machine unit sales and an increase in our digital (formerly called interactive) revenues. FinTech revenues increased by approximately $39.6 million, or 19%, to approximately $250.1 million for the year ended December 31, 2019, as compared to the prior year period. This was primarily due to an increase in equipment revenues resulting from higher sales of our equipment and information services and other solutions, which included, among other sources, revenues of approximately $16.2 million from our loyalty operations acquired during the year, as well as additional cash access services revenues associated with higher dollar and transaction volumes.
Costs and Expenses
Total costs and expenses increased by approximately $55.5 million, or 14%, to approximately $439.2 million for the year ended December 31, 2019, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses. Cost of revenues from our Games segment increased by approximately $3.9 million, or 6%, to approximately $71.9 million for the year ended December 31, 2019, as compared to the prior year period. This was primarily due to higher variable costs directly related to the increased sales of gaming equipment. Cost of revenues from our FinTech segment increased by approximately $14.1 million, or 53%, to approximately $40.5 million for the year ended December 31, 2019, as compared to the prior year period. This was primarily due to the variable costs associated with the higher sales of our equipment and information services solutions, inclusive of the addition of the loyalty business acquired during the year.
Operating expenses increased by approximately $19.9 million, or 14%, to approximately $162.2 million for the year ended December 31, 2019, as compared to the prior year period. Our Games segment operating expenses increased primarily due to higher payroll and related expenses, advertising costs related to our digital operations, and additional trade show-related expenses. Our FinTech segment operating expenses increased primarily associated with the loss contingency recorded in connection with the FACTA-related matter and related legal fees, the loyalty operations acquired during the year, and higher payroll and related expenses.
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
Amortization increased by approximately $3.7 million, or 6%, to approximately $68.9 million for the year ended December 31, 2019, as compared to the prior year period. The increase was primarily driven by the amortization of the intangible assets acquired in connection with the loyalty business for our FinTech segment.

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
Income tax benefit was approximately $0.5 million for the year ended December 31, 2019, as compared to an income tax benefit of approximately $9.7 million in the prior year period. The income tax benefit for the year ended December 31, 2019 reflected an effective income tax rate of negative 3.3%, which was less than the statutory federal rate of 21.0% primarily due to a partial decrease in our valuation allowance for deferred tax assets and a research credit. The tax benefit for the year ended December 31, 2018 reflected an effective income tax rate of negative 367.0% which was less than the statutory federal rate of 21.0%, primarily due to a partial decrease in our valuation allowance for deferred tax assets and a research credit. In addition, for the years ended December 31, 2019 and 2018, the partial decrease in our valuation allowance was primarily due to the book income as well as net operating losses for tax purposes, and the interest deduction limitation (deferred tax assets), which can be offset against our indefinite lived deferred tax liabilities.
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
Goodwill. We had approximately $682.0 million of goodwill, of which approximately $449.0 million was generated by our Games reporting unit, on our Balance Sheets at December 31, 2020 resulting from acquisitions of other businesses. We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. Our reporting units are identified as operating segments or one level below and we evaluate our reporting units at least annually. Refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 — Goodwill and Other Intangible Assets” included elsewhere in this Annual Report on Form 10-K for a further discussion.
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
Long-Lived Assets. We review the carrying amount of long-lived assets or asset groups whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If triggering events are identified, we compare the carrying amount of the asset to future net cash flows expected to be generated by the asset, on an undiscounted basis and without interest or taxes. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9 — Property, Equipment and Leased Assets ” and “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 — Goodwill and Other Intangible Assets” included elsewhere in this Annual Report on Form 10-K for a further discussion.
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
Liquidity and Capital Resources
Overview
The following table presents selected information about our financial position (in thousands):

	At December 31,
	2020	2019
Balance sheet data
Total assets	$1,477,179	$1,629,223
Total borrowings	1,129,253	1,108,078
Total stockholders’ equity (deficit)	(7,898)	53,988
Cash available
Cash and cash equivalents	$251,706	$289,870
Settlement receivables	60,652	70,282
Settlement liabilities	(173,211)	(234,087)
Net cash position (1)	139,147	126,065
Undrawn revolving credit facility	35,000	35,000
Net cash available (1)	$174,147	$161,065

(1)Non-GAAP measure. In order to enhance investor understanding of our cash balance, we are providing in this Annual Report on Form 10-K, Net Cash Position and Net Cash Available, which are not measures of our financial performance or position with GAAP. Accordingly, these measures should not be considered in isolation, or as a substitute for GAAP measures, and should be read in conjunction with our balance sheets prepared in accordance with GAAP. We define our (i) Net Cash Position as cash and cash equivalents plus settlement receivables less settlement liabilities and (ii) Net Cash Available as Net Cash Position plus undrawn amounts available under our Revolving Credit Facility. Our Net Cash Position and Net Cash Available change substantially based upon the timing of our receipt of funds for settlement receivables and payments we make to customers for our settlement liabilities. We present these non-GAAP measures as we monitor these amounts in connection with forecasting of cash flows and future cash requirements, both on a short-term and long-term basis.

Issuance of Common Stock
In December 2019, we filed with the SEC an automatic shelf registration statement for an undetermined amount of common stock, preferred stock, debt securities, warrants, and/or units that the Company may offer and sell in one or more offerings on terms to be decided at the time of sale, which will expire on December 4, 2022.
In December 2019, we then issued and sold 11,500,000 shares of our common stock pursuant to a prospectus supplement under the automatic shelf registration statement, for which the aggregate net proceeds of approximately $122.4 million were utilized to pay down and reprice a portion of our existing indebtedness.
Cash Resources
Our cash balance, cash flows and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures on both, a short- and long-term basis. Cash and cash equivalents at December 31, 2020 included cash in non-U.S. jurisdictions of approximately $11.5 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we may from time to time consider repatriating these foreign funds to the United States, subject to potential withholding tax obligations, based on operating requirements.
We expect that cash provided by operating activities will be sufficient for our operating and debt servicing needs during the foreseeable future on both a short- and long-term basis. In addition, we have sufficient borrowings available under our senior secured revolving credit facility to meet further funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly available information. Based upon available information, we believe our lenders should be able to honor their commitments under the Credit Agreement (defined in “Note 12 — Long-term Debt”).
Cash Flows
The following table presents a summary of our cash flow activity for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,			$ Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Cash flow activities
Net cash provided by operating activities	$36,179	$84,890	$294,286	$(48,711)	$(209,396)
Net cash used in investing activities	(94,118)	(166,337)	(123,350)	72,219	(42,987)
Net cash provided by financing activities	15,066	77,613	11	(62,547)	77,602
Effect of exchange rates on cash	(1,388)	1,263	(1,370)	(2,651)	2,633
Cash and cash equivalents
Net (decrease) increase for the period	(44,261)	(2,571)	169,577	(41,690)	(172,148)
Balance, beginning of the period	296,610	299,181	129,604	(2,571)	169,577
Balance, end of the period	$252,349	$296,610	$299,181	$(44,261)	$(2,571)
Cash flows provided by operating activities were approximately $36.2 million, $84.9 million, and $294.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. Cash flows provided by operating activities decreased by approximately $48.7 million for the year ended December 31, 2020, as compared to the prior year period, primarily attributable to the impact of COVID-19 on our Games and FinTech segments, as well as changes in working capital and non-cash adjustments from our Games and FinTech segment. Cash flows provided by operating activities decreased by approximately $209.4 million for the year ended December 31, 2019, as compared to the prior year period. This was primarily attributable to the changes in working capital associated with settlement receivables and settlement liabilities from our FinTech segment.

Cash flows used in investing activities were approximately $94.1 million, $166.3 million, and $123.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. Cash flows used in investing activities decreased by approximately $72.2 million for the year ended December 31, 2020, as compared to the prior year period, primarily attributable to our response to the impact of COVID-19, for which we reduced our capital expenditures in both our Games and FinTech segments, and the impact of the acquisition of certain loyalty related assets in our FinTech segment in the prior year. Cash flows used in investing activities increased by approximately $43.0 million for the year ended December 31, 2019, as compared to the prior year period. This was primarily attributable to the acquisition of certain loyalty related assets for our FinTech segment and an increase in capital expenditures.
Cash flows provided by financing activities were approximately $15.1 million, $77.6 million, and $11.0 thousand for the year ended December 31, 2020, 2019, and 2018 respectively. Cash flows provided by financing activities decreased by approximately $62.5 million in the year ended December 31, 2020, as compared to the prior year period. This was primarily attributable to the repayments of borrowings under our 2017 Unsecured Notes and Senior Secured Credit Facilities during the period and the secondary equity offering in the prior year period, partially offset by the proceeds from the Incremental Term Loan. Cash flows provided by financing activities increased by approximately $77.6 million in the year ended December 31, 2018, as compared to the prior period, primarily due to issuance and sale of our common stock under the automatic shelf registration statement and proceeds from the exercise of stock options, partially offset by repayments of our credit facility completed in 2019.
Capital Expenditures
For the year ended December 31, 2020, cash spent for capital expenditures totaled $76.4 million, of which $62.6 million and $13.8 million was related to our Games and FinTech segments, respectively. For the year ended December 31, 2019, cash spent for capital expenditures totaled $114.3 million, of which $96.0 million and $18.3 million, was related to our Games and FinTech segments, respectively.
Long-Term Debt
At December 31, 2020, we had approximately $735.5 million of borrowings outstanding under the Term Loan Facility and there were no borrowings outstanding under the Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the Revolving Credit Facility as of December 31, 2020. At December 31, 2020, we had approximately $124.4 million of borrowings outstanding under the Incremental Term Loan Facility and we had approximately $285.4 million outstanding under our 2017 Unsecured Notes.
For additional information regarding our credit agreement and other debt as well as interest rate risk see “Contractual Obligations” in this Item 7 below, “Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk,” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Long-Term Debt.”
Contractual Obligations
The following summarizes our contractual cash obligations (in thousands):

	At December 31,
	Total	2021	2022	2023	2024	2025	Thereafter
Contractual obligations
Debt obligations (1)	$1,145,256	$1,250	$1,250	$1,250	$856,125	$285,381	$—
Estimated interest obligations (2)	247,712	63,814	63,669	63,523	36,254	20,452	—
Lease obligations (3)	24,724	6,782	6,141	4,414	3,456	2,889	1,042
Purchase obligations (4)	73,321	51,509	10,705	7,865	3,242	—	—
Asset acquisition obligations (5)	25,000	25,000	—	—	—	—	—
Total contractual obligations	$1,516,013	$148,355	$81,765	$77,052	$899,077	$308,722	$1,042

 (1) As part of the Incremental Term Credit Agreement, we are required to make quarterly principle payments with the remaining principal being due on the maturity date. The Term Loan Facility (defined herein) does not require a quarterly principal payment with the final principal repayment installment being due on the maturity date. For additional information see Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Long-Term Debt”

(2)Estimated interest payments were computed using the interest rate in effect at December 31, 2020 multiplied by the principal balance outstanding. For our debt obligations, the weighted average rate assumed was approximately 5.53% until May 2024, when the weighted average rate would increase to 7.50% until the remaining debt is fully satisfied in December 2025.
(3)Our lease obligations primarily consist of real estate arrangements we enter into with third parties. For additional information see “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 3 — Leases.”
(4)The Company is a party to certain purchase obligations, which primarily include purchases of raw materials, capital expenditures, and other indirect purchases in connection with conducting our business. The purchase obligations represent open purchase orders with our suppliers that have not yet been received as these agreements generally allow us the option to cancel, reschedule and adjust terms based on our business needs prior to the delivery of goods or performance of services.
(5)Represents our obligations under the asset purchase agreements with Atrient and MGT discussed in “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 4 — Business Combinations.” we anticipate paying these obligations during 2021 from our operating funds.
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
Off-Balance Sheet Arrangements
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Operations, were approximately $3.1 million, $7.2 million, and $7.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. As a direct consequence surrounding the circumstances of COVID-19, the cash usage fees in the current reporting period were significantly reduced as compared to prior years. We are exposed to interest rate risk to the extent that the applicable federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balances of ATM cash utilized by us from the third-party vendors were approximately $340.3 million and $292.6 million as of December 31, 2020 and 2019, respectively.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, with Wells Fargo Bank, N.A. provides us with cash in the maximum amount of $300.0 million with the ability to increase the amount by $75.0 million over a 5-day period for special occasions, such as the period around New Year’s Day. The agreement currently expires on June 30, 2023 and will automatically renew for additional one-year periods unless either party provides a 90-day written notice of its intent not to renew. For additional information see “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5 — Funding Agreements.”
We are responsible for any losses of cash in the ATMs under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the years ended December 31, 2020, 2019, and 2018.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. Under the terms of these agreements, we pay a monthly cash usage fee based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the applicable federal funds rate increases. The outstanding balance of ATM cash utilized by us from third-party vendors was approximately $340.3 million as of December 31, 2020; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $3.4 million impact on income before tax over a 12-month period.
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
The weighted average interest on the Term Loan was 3.95% and 5.26% for the year ended December 31, 2020 and 2019, respectively. Based upon the outstanding balance of the Term Loan of $735.5 million as of December 31, 2020, each 100 basis points increase in the applicable LIBOR would have a combined impact of approximately $7.4 million on interest expense over a 12-month period.
The weighted average interest rate on the Incremental Term Loan Credit Facility was 11.50% for the year ended December 31, 2020. Based upon the outstanding balance on the Incremental Term Loan Credit Facility of $124.4 million as of December 31, 2020, each 100 basis points increase in the applicable LIBOR would have an impact of approximately $1.2 million on interest expense over a 12-month period.
The interest rate for the 7.5% Senior Unsecured Notes due 2025 is fixed; therefore, an increase in LIBOR does not impact the related interest expense. At present, we do not hedge the risk related to the changes in interest rate; however, we continue to evaluate such interest rate exposure.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Everi Holdings Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2021 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases.
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

Goodwill – Interim Impairment Assessment – Games and Central Credit Reporting Units
As discussed in Note 10 to the consolidated financial statements, the Company’s consolidated goodwill balance as of December 31, 2020 was approximately $682 million. The Company tests for impairment annually on a reporting unit basis, at the beginning of the fourth fiscal quarter and performs interim tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At December 31, 2020, the Games and Central Credit reporting units’ goodwill balances were $449.0 million and $17.1 million, respectively. The Company performed an interim goodwill impairment test as of May 31, 2020 due to the impact of COVID-19, and the closure of most casino properties, on the Company’s operations. The Company performed a quantitative impairment analysis, which required a comparison of the carrying amount of each reporting unit to its estimated fair value. The fair value of the Games reporting unit was determined using both an income approach and a market approach that compared market multiples of comparable companies and the fair value of the Central Credit reporting unit was determined using an income approach.
We identified the Company’s evaluation of goodwill impairment as of May 31, 2020 for the Games and Central Credit reporting units as a critical audit matter. Certain assumptions used in the Company’s estimate of the fair value of each of the reporting units’ projected discounted cash flows, including the revenue growth rate, terminal value growth rate, the weighted average cost of capital, and the uncertainty related to the timing and extent of economic recovery and the resulting adverse impacts attributed to the COVID-19 pandemic required significant management judgment. Auditing these assumptions involved subjective and challenging auditor judgements and increased audit effort, including the involvement of individuals with specialized skills and knowledge.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of internal controls related to the assessment of the triggering event, developing the Company’s forecasts of future cash flows, and review of other valuation assumptions used in the determination of reporting units’ fair values
•Evaluating the reasonableness of assumptions used in the Company’s estimates of fair values of the reporting units, including the revenue growth rate and terminal value growth rate by comparing the projections to the underlying business strategies, published industry data, and management’s growth plans.
•Evaluating the reasonableness of management’s assumptions related to the extent of business disruption and timing of recovery by i) comparing management’s analysis of the expected business disruption attributed to the pandemic to actual results observed since the pandemic began during the Company’s fiscal year 2020, and ii) comparing management’s analysis of the timing of economic recovery to published industry forecasts and analyst reports in order to consider contradictory evidence regarding the expected impact of the COVID-19 disruption and timing of recovery.
•Assessing the Company’s ability to estimate future cash flows, including projected revenues by comparing the Company’s historical cash flow forecasts for the reporting units to actual results.
•Utilizing personnel with specialized knowledge and skills in valuation to assist in assessing the appropriateness of the Company’s valuation methodologies including the reasonableness of the weighted average cost of capital and revenue terminal value growth rates used as inputs in developing the Company’s estimates of fair values.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
Las Vegas, Nevada
March 12, 2021

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues
Games revenues
Gaming operations	$156,199	$188,874	$168,146
Gaming equipment and systems	44,006	90,919	87,038
Gaming other	96	3,326	3,794
Games total revenues	200,301	283,119	258,978
FinTech revenues
Cash access services	112,035	164,741	156,806
Equipment	24,297	37,865	20,977
Information services and other	47,041	47,502	32,754
FinTech total revenues	183,373	250,108	210,537
Total revenues	383,674	533,227	469,515
Costs and expenses
Games cost of revenues (1)
Gaming operations	15,192	18,043	17,603
Gaming equipment and systems	25,680	50,826	47,121
Gaming other	456	3,025	3,285
Games total cost of revenues	41,328	71,894	68,009
FinTech cost of revenues (1)
Cash access services	6,755	14,236	9,717
Equipment	14,724	22,292	12,601
Information services and other	3,029	3,964	4,110
FinTech total cost of revenues	24,508	40,492	26,428
Operating expenses	152,546	162,184	142,298
Research and development	27,943	32,505	20,497
Depreciation	67,459	63,198	61,225
Amortization	75,305	68,937	65,245
Total costs and expenses	389,089	439,210	383,702
Operating (loss) income	(5,415)	94,017	85,813
Other expenses
Interest expense, net of interest income	74,564	77,844	83,001
Loss on extinguishment of debt	7,457	179	166
Total other expenses	82,021	78,023	83,167
(Loss) income before income tax	(87,436)	15,994	2,646
Income tax benefit	(5,756)	(523)	(9,710)
Net (loss) income	(81,680)	16,517	12,356
Foreign currency translation	(372)	1,179	(1,745)
Comprehensive (loss) income	$(82,052)	$17,696	$10,611
(1) Exclusive of depreciation and amortization.

	Year Ended December 31,
	2020	2019	2018
(Loss) earnings per share
Basic	$(0.96)	$0.23	$0.18
Diluted	$(0.96)	$0.21	$0.17
Weighted average common shares outstanding
Basic	85,379	72,376	69,464
Diluted	85,379	79,235	73,796
See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$251,706	$289,870
Settlement receivables	60,652	70,282
Trade and other receivables, net of allowances for credit losses of $3,689 and $5,786 at December 31, 2020 and December 31, 2019, respectively	74,191	87,910
Inventory	27,742	26,574
Prepaid expenses and other assets	17,348	27,896
Total current assets	431,639	502,532
Non-current assets
Property and equipment, net	112,323	128,869
Goodwill	681,974	681,635
Other intangible assets, net	214,627	279,187
Other receivables	14,620	16,661
Other assets	21,996	20,339
Total non-current assets	1,045,540	1,126,691
Total assets	$1,477,179	$1,629,223
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Settlement liabilities	$173,211	$234,087
Accounts payable and accrued expenses	145,029	173,103
Current portion of long-term debt	1,250	—
Total current liabilities	319,490	407,190
Non-current liabilities
Deferred tax liability, net	19,956	26,401
Long-term debt, less current portion	1,128,003	1,108,078
Other accrued expenses and liabilities	17,628	33,566
Total non-current liabilities	1,165,587	1,168,045
Total liabilities	1,485,077	1,575,235
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity
Common stock, $0.001 par value, 500,000 shares authorized and 111,872 and 109,493 shares issued at December 31, 2020 and December 31, 2019, respectively	112	109
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	466,614	445,162
Accumulated deficit	(294,620)	(212,940)
Accumulated other comprehensive loss	(1,191)	(819)
Treasury stock, at cost, 25,190 and 24,996 shares at December 31, 2020 and December 31, 2019, respectively	(178,813)	(177,524)
Total stockholders’ (deficit) equity	(7,898)	53,988
Total liabilities and stockholders’ (deficit) equity	$1,477,179	$1,629,223
See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net (loss) income	$(81,680)	$16,517	$12,356
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	67,459	63,198	61,225
Amortization	75,305	68,937	65,245
Non-cash lease expense	4,880	4,276	—
Amortization of financing costs and discounts	4,283	4,285	4,877
Loss on sale or disposal of assets	450	1,678	869
Accretion of contract rights	7,675	8,710	8,421
Provision for credit losses	8,010	14,647	11,459
Deferred income taxes	(6,579)	(1,594)	(10,343)
Write-down of assets	13,068	1,268	2,575
Reserve for obsolescence	2,166	1,463	1,919
Loss on extinguishment of debt	7,457	179	166
Stock-based compensation	13,036	9,857	7,251
Other non-cash items	456	—	—
Changes in operating assets and liabilities:
Settlement receivables	9,881	12,961	143,705
Trade and other receivables	8,621	(41,754)	(29,320)
Inventory	(5,650)	(3,067)	(3,848)
Prepaid and other assets	(4,301)	(18,724)	1,672
Settlement liabilities	(61,133)	(100,783)	17,159
Accounts payable and accrued expenses	(27,225)	42,836	(1,102)
Net cash provided by operating activities	36,179	84,890	294,286
Cash flows from investing activities
Capital expenditures	(76,429)	(114,291)	(103,031)
Acquisitions, net of cash acquired	(15,000)	(35,000)	—
Proceeds from sale of property and equipment	396	56	237
Placement fee agreements	(3,085)	(17,102)	(20,556)
Net cash used in investing activities	(94,118)	(166,337)	(123,350)
Cash flows from financing activities
Proceeds from incremental term loan	125,000	—	—
Repayments of incremental term loan	(625)	—	—
Proceeds from revolving credit facility	35,000	—	—
Repayments of revolving credit facility	(35,000)	—	—
Repayments of existing term loan	(13,500)	(58,700)	(8,200)
Repayments of unsecured notes	(89,619)	—	—
Fees associated with debt transactions	(11,128)	(707)	(1,276)
Proceeds from issuance of common stock, net	—	122,376	—
Proceeds from exercise of stock options	6,226	15,704	9,610
Treasury stock	(1,288)	(1,060)	(123)
Net cash provided by financing activities	15,066	77,613	11
Effect of exchange rates on cash	(1,388)	1,263	(1,370)
Cash, cash equivalents and restricted cash
Net (decrease) increase for the period	(44,261)	(2,571)	169,577
Balance, beginning of the period	296,610	299,181	129,604
Balance, end of the period	$252,349	$296,610	$299,181

 See notes to consolidated financial statements.

	Year Ended December 31,
	2020	2019	2018
Supplemental cash disclosures
Cash paid for interest	$67,562	$77,351	$81,609
Cash paid for income tax, net of refunds	576	694	402
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$2,801	$4,500	$3,657
Accrued and unpaid placement fees added during the year	—	585	—
Accrued and unpaid liabilities for acquisitions added during the year	—	36,940	(550)
Transfer of leased gaming equipment to inventory	5,775	10,980	10,028

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive (Loss) Income	Treasury Stock	(Deficit) Equity
Balance, January 1, 2018	93,120	$93	$282,070	$(246,202)	$(253)	$(176,341)	$(140,633)
Net income	—	—	—	12,356	—	—	12,356
Cumulative adjustment related to adoption of ASC 606	—	—	—	4,389	—	—	4,389
Foreign currency translation	—	—	—	—	(1,745)	—	(1,745)
Stock-based compensation expense	—	—	7,251	—	—	—	7,251
Exercise of options	1,962	2	9,608	—	—	—	9,610
Restricted share vesting and withholding	18	—	—	—	—	(123)	(123)
Balance, December 31, 2018	95,100	$95	$298,929	$(229,457)	$(1,998)	$(176,464)	$(108,895)
Net income	—	—	—	16,517	—	—	16,517
Foreign currency translation	—	—	—	—	1,179	—	1,179
Issuance of common stock in public offering, net	11,500	11	122,365	—	—	—	122,376
Stock-based compensation expense	—	—	8,167	—	—	—	8,167
Exercise of options	2,595	3	15,701	—	—	—	15,704
Restricted share vesting and withholding	298	—	—	—	—	(1,060)	(1,060)
Balance, December 31, 2019	109,493	$109	$445,162	$(212,940)	$(819)	$(177,524)	$53,988
Net loss	—	—	—	(81,680)	—	—	(81,680)
Foreign currency translation	—	—	—	—	(372)	—	(372)
Stock-based compensation expense	—	—	14,726	—	—	—	14,726
Issuance of warrants	—	—	502	—	—	—	502
Exercise of options	1,474	2	6,224	—	—	—	6,226
Restricted share vesting and withholding	905	1	—	—	—	(1,289)	(1,288)
Balance, December 31, 2020	111,872	$112	$466,614	$(294,620)	$(1,191)	$(178,813)	$(7,898)

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In this filing, we refer to: (i) our audited consolidated financial statements and notes thereto as our “Financial Statements;” (ii) our audited Consolidated Statements of Operations and Comprehensive (Loss) Income as our “Statements of Operations;” and (iii) our audited Consolidated Balance Sheets as our “Balance Sheets.”
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
Everi is a leading supplier of imaginative entertainment and trusted technology solutions for the casino and digital gaming industry. Everi’s mission is to transform the casino floor through innovative gaming and financial technology and loyalty solutions. With a focus on both land-based and digital gaming operators and players, the Company develops entertaining games and gaming machines, gaming systems and services that facilitate memorable player experiences, and is a preeminent and comprehensive provider of financial products and services that offer convenient and secure cash and cashless-based financial transactions, self-service loyalty tools and applications, and intelligence software and other intuitive solutions that improve casino operational efficiencies and fulfill regulatory compliance requirements.
Everi reports its financial performance, and organizes and manages its operations, across the following two business segments: (i) Games; and (ii) FinTech.
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
Everi FinTech provides gaming operators with financial technology products and services, including: (i) services and equipment that facilitate casino patron’s self-service access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card cash access transactions and point-of-sale (“POS”) debit card purchase and cash access transactions; (ii) check warranty services; (iii) self-service loyalty enrollment and marketing equipment, including promotion management software and tools; (iv) software and services that improve credit decision making, automate cashier operations, and enhance patron marketing activities for gaming establishments; (v) equipment that provides cash access and other cash handling efficiency-related services; and (vi) compliance, audit, and data solutions.
Impact of COVID-19 Pandemic
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, temporarily lowered equity market valuations, created significant volatility in the financial markets, increased unemployment levels, caused temporary, and in certain cases, closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments, and as a result, our operations experienced significant disruptions. At the immediate onset of the COVID-19 pandemic, we were affected by various measures, including, but not limited to: the institution of social distancing and sheltering-in-place requirements in many states and communities, which significantly impacted demand for our products and services, and resulted in office closures, the furlough of a majority of our employees, the implementation of temporary base salary reductions for our employees and the implementation of a work-from-home policy.
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
During the second quarter of 2020, businesses began to adapt to social-distancing measures and various phases of reopening pursuant to government-mandated guidelines. As our gaming customers reopened, a number of their properties initially experienced an elevated level of activity as compared to what was originally anticipated. The revenues generated by this initial pent-up demand flattened to slightly below pre-COVID levels as more casinos reopened through the second quarter of 2020. Revenues improved further throughout the third and fourth quarter of 2020, though they remained below pre-COVID levels.

With a majority of our gaming customers reopening properties by the end of September 2020, and our activity rates and results continuing to improve through the third and fourth quarter, we have, among other measures: (i) returned nearly all of our furloughed employees to work on primarily a work-from-home basis; (ii) reinstated base compensation to pre-COVID levels for the employee base; (iii) reversed nearly all compensation reductions for both our Executives and Directors; and (iv) fully paid down the outstanding balance on our revolving line of credit.
It is unclear when and if customer volumes will return consistently to pre-COVID levels, if a resurgence of COVID-19 could result in the further or re-closure of casinos by federal, state, tribal or municipal governments, regulatory agencies, or by the casino operators themselves in an effort to contain the COVID-19 global pandemic or mitigate its impact and the impact of vaccines on these matters; however, we continue to monitor the impacts of COVID-19 and make adjustments to our business accordingly.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements are prepared under US Generally Accepted Accounting Principles (GAAP) and include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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

Allowance for Credit Losses
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

Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer agreements; (ii) deposits held in connection with a sponsorship agreement; (iii) wide-area progressive (“WAP”)-related restricted funds; and (iv) internet-related cash access activities. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the statements of cash flows.

		Year Ended December 31,
	Classification on our Balance Sheets	2020	2019	2018
Cash and cash equivalents	Cash and cash equivalents	$251,706	$289,870	$297,532
Restricted cash — current	Prepaid expenses and other assets	542	6,639	1,548
Restricted cash — non-current	Other assets	101	101	101
Total		$252,349	$296,610	$299,181
Property and Equipment
Property and equipment, which includes leased assets, are stated at cost, less accumulated depreciation, and are computed using the straight-line method over the lesser of the lease term or estimated life of the related assets, generally one to five years. Player terminals and related components and equipment are included in our rental pool. The rental pool can be further delineated as “rental pool – deployed,” which consists of assets deployed at customer sites under participation arrangements, and “rental pool – undeployed,” which consists of assets held by us that are available for customer use. Rental pool – undeployed also consists of previously deployed units currently back with us to be refurbished awaiting re-deployment. Routine maintenance of property, equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our Statements of Operations. Property, equipment and leased assets are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when future cash flows, on an undiscounted basis, do not exceed the carrying value of the asset.
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
Our reporting units are identified as operating segments or one level below. Reporting units must: (i) engage in business activities from which they earn revenues and incur expenses; (ii) have operating results that are regularly reviewed by our segment management to ascertain the resources to be allocated to the segment and assess its performance; and (iii) have discrete financial information available. As of December 31, 2020, our reporting units included: (i) Games, (ii) Cash Access Services,(iii) Kiosk Sales and Service, (iv) Central Credit Services, (v) Compliance Sales and Services, and (vi) Loyalty Sales and Services.
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

Contract Balances
Since our contracts may include multiple performance obligations, there is often a timing difference between cash collections and the satisfaction of such performance obligations and revenue recognition. Such arrangements are evaluated to determine whether contract assets and liabilities exist. We generally record contract assets when the timing of billing differs from when revenue is recognized due to contracts containing specific performance obligations that are required to be met prior to a customer being invoiced. We generally record contract liabilities when cash is collected in advance of us satisfying performance obligations, including those that are satisfied over a period of time. Balances of our contract assets and contract liabilities may fluctuate due to timing of cash collections.
The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	Year Ended December 31,
	2020	2019
Contract assets (1)
Balance at January 1 — current	$8,634	$6,821
Balance at January 1 — non-current	6,774	4,489
Total	15,408	11,310
Balance at December 31 — current	9,240	8,634
Balance at December 31 — non-current	8,321	6,774
Total	17,561	15,408
Increase	$2,153	$4,098
Contract liabilities (2)
Balance at January 1 — current	$28,510	$14,661
Balance at January 1 — non-current	354	809
Total	28,864	15,470
Balance at December 31 — current	26,980	28,510
Balance at December 31 — non-current	289	354
Total	27,269	28,864
(Decrease)/Increase	$(1,595)	$13,394
(1) The current portion of contract assets is included within trade and other receivables, net and the non-current portion is included within other receivables in our Balance Sheets.
(2) The current portion of contract liabilities is included within accounts payable and accrued expenses, and the non-current portion is included within other accrued expenses and liabilities in our Balance Sheets.
We recognized approximately $23.5 million and $14.2 million in revenue that was included in the beginning contract liability balance during 2020 and 2019, respectively.
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

Gaming Operations
We primarily provide: (i) leased gaming equipment, both Class II and Class III offerings, on a participation or a daily fixed-fee basis, including standard games and hardware and premium games and hardware, inclusive of local-area progressive, and WAP; (ii) accounting and central determinant systems; and (iii) digital online gaming activities. We evaluate the recognition of lease revenues based on criteria set forth in ASC 842. Under these arrangements, we retain ownership of the machines installed at customer facilities. We recognize recurring rental income over time based on a percentage of the net win per day generated by the leased gaming equipment or a daily fixed-fee based on the timing services are provided. Such revenues are generated daily and are limited to the lesser of the net win per day generated by the leased gaming equipment or the fixed daily fee and the lease payments that have been collected from the lessee. Gaming operations revenues generated by leased gaming equipment deployed at sites under placement fee agreements give rise to contract rights, which are amounts recorded to intangible assets for dedicated floor space resulting from such agreements. The gaming operations revenues generated by these arrangements are reduced by the accretion of contract rights, which represents the related amortization of the contract rights recorded in connection with such agreements. Gaming operations lease revenues accounted for under ASC 842 are generally short-term in nature with payment terms ranging from 30 to 90 days. We recognized $116.1 million, $143.2 million, and $136.6 million in lease revenues for the years ended December 31, 2020, 2019, and 2018, respectively.
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
Gaming operations revenues include amounts generated by our digital offering comprised of B2B and B2C activities. Our B2B operations provide games to our business customers, including both regulated real money and social casinos, which offer the games to consumers on their apps. Our B2B arrangements primarily provide access to our game content, and revenue is recognized over time as the control transfers upon our business partners’ daily access to such content based on either a flat fee or revenue share arrangements with the social and regulated real money casinos, based on the timing services are provided. Our B2C operations offer games directly to consumers for play with virtual currency, which can be purchased through our web and mobile applications. Control transfers, and we recognize revenues from player purchases of virtual currency as it is consumed for game play, which is based on a historical data analysis.
Gaming Equipment and Systems
Gaming equipment and systems revenues are derived from the sale of some combination of: (i) gaming equipment and player terminals; (ii) game content; (iii) license fees; and (iv) ancillary equipment, such as signage and lighting packages. Such arrangements are predominately short-term in nature with payment terms ranging from 30 to 180 days, and with certain agreements providing for extended payment terms up to 39 months. Each contract containing extended payment terms over a period of 12 months is evaluated for the presence of a financing component; however, our contracts generally do not contain a financing component that has been determined to be significant to the contract. Distinct and thus, separately identifiable performance obligations for gaming equipment and systems arrangements include gaming equipment, player terminals, content, system software, license fees, ancillary equipment, or various combinations thereof. Gaming equipment and systems revenues are recognized at a point in time when control of the promised goods and services transfers to the customer, which is generally upon shipment or delivery pursuant to the terms of the contract. The performance obligations are generally satisfied at the same time or within a short period of time.

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
Cash advance revenues are primarily comprised of transaction fees assessed to gaming patrons in connection with credit card cash access and POS debit card cash access transactions. Such fees are primarily based on a combination of a fixed amount plus a percentage of the face amount of the credit card cash access or POS debit card cash access transaction amount. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis, which generally include: (i) commission expenses payable to casino operators; (ii) interchange fees payable to the network associations; and (iii) processing and related costs payable to other third-party partners.
ATM revenues are primarily comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals at the time the transactions are authorized and interchange reimbursement fees paid to us by the patrons’ issuing banks. The cardholder surcharges assessed to gaming patrons in connection with ATM cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis, which generally include: (i) commission expenses payable to casino operators; (ii) interchange fees payable to the network associations; and (iii) processing and related costs payable to other third-party partners.
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
Information Services and Other
Information services and other revenues include amounts derived from our cash access, loyalty kiosk, compliance, and loyalty related revenue streams from the sale of: (i) software licenses, software subscriptions, professional services, and certain other ancillary fees; (ii) service-related fees associated with the sale, installation, training, and maintenance of equipment directly to our customers under contracts, which are generally short-term in nature with payment terms ranging from 30 to 90 days, secured by the related equipment; (iii) credit worthiness-related software subscription services that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated; and (iv) ancillary marketing and database services.

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
Advertising, Marketing, and Promotional Costs
We expense advertising, marketing, and promotional costs as incurred. Total advertising, marketing, and promotional costs, included in operating expenses in the Statements of Operations, were $1.3 million, $5.0 million, and $3.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Research and Development Costs
We conduct research and development activities for both our Games and FinTech segments. Our Gaming research and development activities are primarily to develop gaming systems, game engines, casino data management systems, central determination and other electronic bingo-outcome determination systems, video lottery outcome determination systems, gaming platforms and gaming content, and to enhance our existing product lines. Our FinTech research and development activities are primarily to develop: (i) payments products, systems, and related capabilities such as security, encryption, and business rule engines that deliver differentiated patron experiences and integrate with our other products; (ii) compliance products that increase efficiencies, profitability, enhance employee/patron relationships, and meet regulatory reporting requirements; and (iii) loyalty products, systems, and features that attract, engage, and retain patrons in more intuitive and contextual ways than our competition.
Research and development costs consist primarily of salaries and benefits, consulting fees, certification and testing fees. Once the technological feasibility has been established, the project is capitalized until it becomes available for general release.
Research and development costs were $27.9 million, $32.5 million, and $20.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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
Employee Benefits Plan
The Company provides a 401(k) Plan that allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 100% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, the Company matches a percentage of these employee contributions (as defined in the plan document). As a direct result of the circumstances surrounding the global pandemic, we were unable to offer a Company match of employee contributions for a majority of 2020. Expenses related to the matching portion of the contributions to the 401(k) Plan were $0.6 million, $2.6 million, and $2.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of long-term accounts payable is estimated by discounting the total obligation using the appropriate interest rates. As of December 31, 2020 and 2019, the fair value of trade and loan receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets.

The estimated fair value and outstanding balances of our borrowings are as follows (dollars in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
December 31, 2020
Term loan	2	$729,138	$735,500
Incremental term loan	2	$129,972	$124,375
Senior unsecured notes	2	$296,083	$285,381
December 31, 2019
Term loan	2	$753,494	$749,000
Senior unsecured notes	2	$401,738	$375,000
Our borrowings’ fair values were determined using Level 2 inputs based on quoted market prices for these securities.
Foreign Currency Translation
Foreign currency denominated assets and liabilities for those foreign entities for which the local currency is the functional currency are translated into U.S. dollars based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations are included as a component of other comprehensive (loss) income on the Statements of Operations. Translation adjustments on intercompany balances of a long-term investment nature are recorded as a component of accumulated other comprehensive loss on our Balance Sheets.
Use of Estimates
We have made estimates and judgments affecting the amounts reported in these financial statements and the accompanying notes in conformity with GAAP. The actual results may materially differ from these estimates.
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
Stock-Based Compensation
Stock-based compensation results in a cost that is measured at fair value on the grant date of an award. Generally, we issue grants that are classified as equity awards. However, if we issue grants that are considered liability awards, they are remeasured at fair value at the end of each reporting period until settlement with changes being recognized as stock-based compensation cost and a corresponding adjustment recorded to the liability, either immediately or during the remaining service period depending on the vested status of the award. Generally, with respect to stock option awards granted under our plans, they expire 10 years from the date of grant with the exercise price based on the closing market price of our common stock on the date of the grant.
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
		March 12, 2020	The adoption of this ASU has not had a material effect on our Financial Statements or on our disclosures through December 31, 2020.

Recent Accounting Guidance Not Yet Adopted

Standard	Description	Date of Planned Adoption	Effect on Financial Statements
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This ASU simplifies the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and adds guidance to reduce the complexity of applying Topic 740.	January 1, 2021	We are currently evaluating the impact of adopting this ASU on our Financial Statements and our disclosures; however, we do not expect the impact to be material.
As of December 31, 2020, other than what has been described above, we do not anticipate recently issued accounting guidance to have a significant impact on our consolidated financial statements.
3. LEASES
On January 1, 2019, we adopted the new lease accounting guidance, ASC 842. We adopted the guidance using a modified retrospective approach utilizing the transition relief expedient method. Information related to leases as of December 31, 2020 and December 31, 2019 is presented under Topic 842, while prior period amounts are not adjusted and continue to be reported under legacy guidance in Topic 840.
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
Lessee
We enter into operating lease agreements for real estate purposes that generally consist of buildings for office space and warehouses for manufacturing purposes. Certain of our lease agreements consist of rental payments that are periodically adjusted for inflation. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. Our lease agreements do not generally provide explicit rates of interest; therefore, we use our incremental collateralized borrowing rate, which is based on a fully collateralized and fully amortizing loan with a maturity date the same as the length of the lease that is based on the information available at the commencement date to determine the present value of lease payments. Leases with an expected term of 12 months or less (short-term) are not accounted for on our Balance Sheets. Our finance leases are immaterial.

Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At December 31, 2020	At December 31, 2019
Assets
Operating lease ROU assets	Other assets, non-current	$16,104	$12,257
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$5,649	$5,824
Non-current operating lease liabilities	Other accrued expenses and liabilities	$16,077	$9,628
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for:
Long-term operating leases	$6,411	$5,893
Short-term operating leases	$1,908	$1,799
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	$10,356	$16,533	(2)
(1)  The amounts are presented net of current year terminations and exclude amortization for the period.
(2)  The amount includes approximately $13.6 million of operating lease ROU assets obtained in exchange for existing lease obligations due to the adoption of ASC 842 (net of operating lease terminations occurring in 2019 in the amount of approximately $0.5 million), and approximately $2.5 million of operating lease ROU assets obtained in exchange for new lease obligations entered into during the year ended December 31, 2019.
Other information related to lease terms and discount rates is as follows:

	At December 31, 2020	At December 31, 2019
Weighted Average Remaining Lease Term (in years):
Operating leases	4.16	2.96
Weighted Average Discount Rate:
Operating leases	5.16%	5.25%
Components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating Lease Cost:
Operating lease cost (1)	$5,770	$4,907
Variable lease cost	$1,682	$1,619
(1)  The amount includes approximately $4.9 million and $4.3 million in non-cash lease expense for the years ended December 31, 2020 and 2019, respectively.

Maturities of lease liabilities are summarized as follows as of December 31, 2020 (in thousands):

Year ending December 31,	Amount
2021	$6,523
2022	5,892
2023	4,414
2024	3,456
2025	2,889
Thereafter	1,042
Total future minimum lease payments	$24,216
Amount representing interest	2,490
Present value of future minimum lease payments	$21,726
Current operating lease obligations	5,649
Long-term lease obligations	$16,077
Lessor
We generate lease revenues primarily from our gaming operations activities, and the majority of our leases are month-to-month leases. Under these arrangements, we retain ownership of the EGMs installed at customer facilities. We receive recurring revenues based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. Such revenues are generated daily and are limited to the lesser of the net win per day generated by the leased gaming equipment or the fixed daily fee and the lease payments that have been collected from the lessee. Certain of our leases have terms and conditions with options for a lessee to purchase the underlying assets. Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for further discussion of lease revenues. The cost of property and equipment the Company is leasing to third-parties as of December 31, 2020 is approximately $216.8 million, which includes accumulated depreciation of approximately $137.0 million.
For the year ended December 31, 2020, our sales type leases are immaterial. For the year ended December 31, 2019 we generated lease revenue from sales type leases in the FinTech segment in the amount of approximately $2.6 million.
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At December 31, 2020	At December 31, 2019
Assets
Net investment in sales-type leases — current	Trade and other receivables, net	$1,397	$874
Net investment in sales-type leases — non-current	Other receivables	$803	$1,288

4. BUSINESS COMBINATIONS
The following is a summary of business combinations completed during the year ended December 31, 2019.
Atrient, Inc.
On March 8, 2019, we acquired certain assets of Atrient, Inc. (“Atrient,” the “Seller”), a privately held company that developed and distributed hardware and software applications to gaming operators to enhance gaming patron loyalty, pursuant to an asset purchase agreement. This acquisition included existing contracts with gaming operators, technology, and intellectual property that allow us to provide gaming operators with self-service enrollment, loyalty and marketing equipment, a mobile application to offer a gaming operator’s patrons additional flexibility in accessing casino promotions, and a marketing platform that manages and delivers a gaming operator’s marketing programs through these patron interfaces. This acquisition expanded our financial technology solutions offerings within our FinTech segment. Under the terms of the asset purchase agreement, we paid the Seller $20.0 million at the closing of the transaction and an additional $10.0 million one year following the closing and we will pay another $10.0 million two years following the date of closing. In addition, we expect that an additional $10.0 million in contingent consideration will be earned by the Seller based upon the achievement of certain revenue targets over the first two years post-closing. We expect the total consideration for this acquisition, inclusive of the contingent consideration, to be approximately $50.0 million.
The total purchase consideration for certain assets of Atrient was as follows (in thousands):

Amount
Purchase consideration
Cash consideration paid at closing	$20,000
Cash consideration to be paid in subsequent periods (at fair value)	18,528
Total cash consideration	38,528
Contingent consideration (at fair value)	9,028
Total purchase consideration	$47,556
As of December 31, 2019, cash consideration was comprised of a short-term component recorded in accounts payable and accrued expenses and a long-term component payable within two years recorded in other accrued expenses and liabilities in our Balance Sheets. As of December 31, 2020, cash consideration is comprised of a short-term component recorded in accounts payable and accrued expenses.

As of December 31, 2019, the contingent consideration was comprised of a long-term component recorded in other accrued expenses and liabilities in our Balance Sheets. As of December 31, 2020, contingent consideration is comprised of a short-term component recorded in accounts payable and accrued expenses.
The transaction was recorded using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed are recognized at their respective fair values as of the closing date of the transaction. The excess of the fair value of the purchase consideration over those fair value amounts was recorded as goodwill, which will be amortized over a period of 15 years for tax purposes. The goodwill recognized is primarily attributable to the income potential from the expansion of our footprint in the gaming space by enhancing our existing financial technology solution portfolio to add new touch-points for gaming patrons at customer locations and a new loyalty and marketing-focused business line, assembled workforce, among other strategic benefits.

The information below summarizes the amounts of identifiable assets acquired and liabilities assumed, which reflects an adjustment of approximately $0.2 million from the preliminary allocation completed as of the closing date of the transaction. The adjustment related to the provisional amounts recognized for certain receivables, inventory, and liabilities for which we have subsequently obtained and evaluated more detailed information than what existed as of the closing date of the transaction (in thousands):

Amount
Current assets	$3,146
Property and equipment, net	8
Goodwill	33,126
Other intangible assets, net	14,200
Other assets	239
Total assets	50,719
Accounts payable and accrued expenses	(3,073)
Other accrued expenses and liabilities	(90)
Total liabilities	(3,163)
Net assets acquired	$47,556
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
Micro Gaming Technologies, Inc.
On December 24, 2019, we acquired certain assets of Micro Gaming Technologies, Inc. (“MGT”), a privately held company that developed and distributed kiosks and software applications to gaming patrons to enhance patron loyalty, in an asset purchase agreement. The acquired assets consisted of existing contracts with gaming operators, technology, and intellectual property intended to allow us to provide gaming operators with self-service patron loyalty functionality delivered through stand-alone kiosk equipment and a marketing platform that manages and delivers gaming operators marketing programs through these patron interfaces. This acquisition further expanded our financial technology loyalty offerings within our FinTech segment. Under the terms of the asset purchase agreement, we paid MGT $15.0 million at the closing of the transaction, with an additional $5.0 million due by April 1, 2020 and a final payment of $5.0 million due two years following the date of closing. In light of the COVID-19 pandemic, we entered into an amendment to the asset purchase agreement allowing us to remit the additional $5.0 million by July 1, 2020, which we paid in June 2020, with a final payment of $5.0 million due by July 1, 2021.

The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and were included in accounts payable and accrued expenses and other accrued expenses and liabilities as of December 31, 2020 and 2019 for the current and non-current portions, respectively. The total consideration for this acquisition is expected to be approximately $25.0 million. The acquisition did not have a significant impact on our results of operations or financial condition.
The total purchase consideration for certain assets of MGT was as follows (in thousands):

Amount
Purchase consideration
Cash consideration paid at closing	$15,000
Cash consideration to be paid in subsequent periods (at fair value)	9,514
Total cash consideration	$24,514
As of December 31, 2019, cash consideration was comprised of a short-term component that was recorded in accounts payable and accrued expenses and a long-term component payable within two years recorded in other accrued expenses and liabilities in our Balance Sheets. As of December 31, 2020, cash consideration is comprised of a short-term component recorded in accounts payable and accrued expenses.
The transaction was recorded using the acquisition method of accounting, as described above, and the goodwill will be amortized over a period of 15 years for tax purposes. The goodwill recognized is primarily attributable to the income potential from further expansion of our footprint in the gaming space and from enhancement of our financial technology loyalty offerings and marketing-focused business line, assembled workforce, among other strategic benefits.
The information below summarizes the amount of identifiable assets acquired and liabilities assumed, which reflect an adjustment of approximately $0.4 million from the preliminary allocation completed as of the closing date of the transaction. The adjustment related to the provisional amounts recognized for certain receivables and liabilities, for which we have subsequently obtained evaluated more detailed information than what existed as of the closing date of the transaction. (in thousands):

Amount
Current assets	$2,890
Property and equipment, net	25
Goodwill	8,268
Other intangible assets, net	16,600
Other assets	1,853
Total assets	29,636
Accounts payable and accrued expenses	(3,493)
Other accrued expenses and liabilities	(1,629)
Total liabilities	(5,122)
Net assets acquired	$24,514

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
The financial results included in our Statements of Operations since the acquisition date and for the year ended December 31, 2019 reflected revenues of approximately $0.2 million and a net result that was break even. Acquisition-related costs incurred in the years ended December 31, 2020 and 2019 were immaterial.
The unaudited pro forma financial data with respect to the revenue and earnings on a consolidated basis as if the Atrient and MGT acquisitions occurred on January 1, 2018 included revenues of approximately $550.8 million and $496.6 million and net income of approximately $16.4 million and $13.0 million for the years ended December 31, 2019 and 2018, respectively.
5. FUNDING AGREEMENTS
Commercial Cash Arrangements
We have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Operations, were approximately $3.1 million, $7.2 million, and $7.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balances of ATM cash utilized by us from the third parties were approximately $340.3 million and $292.6 million as of December 31, 2020 and 2019, respectively.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash in the maximum amount of $300 million with the ability to increase the amount by $75 million over a five-day period for holidays, such as the period around New Year’s Day. The term of the agreement expires on June 30, 2023 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew.
We are responsible for losses of cash in the ATMs under this agreement, and we self-insure for this type of risk. There were no material losses for the years ended December 31, 2020, 2019, and 2018.

Site-Funded ATMs
We operate ATMs at certain customers’ gaming establishments where the gaming establishment provides the cash required for the ATMs’ operational needs. We are required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability included within settlement liabilities in the accompanying Balance Sheets was approximately $125.3 million and $157.3 million as of December 31, 2020 and 2019, respectively.
Everi-Funded ATMs
We enter into agreements with international customers for certain of our ATMs whereby we provide the cash required to operate the ATMs. We supplied approximately $0.2 million and $5.5 million of our cash for these ATMs at December 31, 2020 and 2019, respectively, which represents an outstanding balance under such agreements at the end of the period. Such amounts are reported within settlement receivables line on our Balance Sheets.
Pre-funded Cash Access Agreements
Due to regulatory requirements in certain jurisdictions, some international gaming establishments require pre-funding of cash to cover the outstanding settlement amounts in order for us to provide cash access services to their properties. We enter into agreements with these gaming operators for which we supply our cash access services to their properties. Under these agreements, we maintain sole discretion to either continue or cease operations as well as discretion over the amounts pre-funded to the properties and may request amounts to be refunded to us, with appropriate notice to the operator, at any time. The initial pre-funded amounts and subsequent amounts from the settlement of transactions are deposited into a bank account that is to be used exclusively for cash access services, and we maintain the right to monitor the transaction activity in that account. The total amount of pre-funded cash outstanding was approximately $2.6 million and $6.3 million at December 31, 2020 and 2019, respectively, and is included in prepaid expenses and other assets line on our Balance Sheets.
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
The balance of trade and other receivables consisted of the following (in thousands):

	At December 31,
	2020	2019
Trade and other receivables, net
Games trade and loans receivables	$44,794	$51,651
FinTech trade and loans receivables	14,683	23,723
Contract assets (1)	17,561	15,408
Insurance settlement receivable (2)	7,650	7,650
Other receivables	1,923	3,977
Net investment in sales-type leases	2,200	2,162
Total trade and other receivables, net	88,811	104,571
Non-current portion of receivables
Games trade and loans receivables	(1,333)	(1,018)
FinTech trade and loans receivables	(4,163)	(7,581)
Contract assets (1)	(8,321)	(6,774)
Net investment in sales-type leases	(803)	(1,288)
Total non-current portion of receivables	(14,620)	(16,661)
Total trade and other receivables, current portion	$74,191	$87,910
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for a discussion on the contract assets.
(2) Refer to “Note 13 — Commitments and Contingencies” for a discussion on the insurance settlement receivable.

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
The activity in our allowance for credit losses for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	At December 31,
	2020	2019
Beginning allowance for credit losses	$(5,786)	$(6,425)
Provision	(8,010)	(14,647)
Charge-offs and recoveries	10,107	15,286
Ending allowance for credit losses	$(3,689)	$(5,786)

7. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress, and finished goods. The cost of inventory includes cost of materials, labor, overhead, and freight, and is accounted for using the FIFO method. The inventory is stated at the lower of cost or net realizable value.
Inventory consisted of the following (in thousands):

	At December 31,
	2020	2019
Inventory
Component parts, net of reserves of $1,262 and $2,007 at December 31, 2020 and December 31, 2019, respectively	$21,560	$24,864
Work-in-progress	182	94
Finished goods	6,000	1,616
Total inventory	$27,742	$26,574

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
The balance of the current portion of prepaid and other assets consisted of the following (in thousands):

	At December 31,
	2020	2019
Prepaid expenses and other assets
Prepaid expenses	$11,282	$11,272
Deposits	4,133	8,501
Restricted cash(1)	542	6,639
Other	1,391	1,484
Total prepaid expenses and other assets	$17,348	$27,896
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for discussion on the composition of the restricted cash balance.
The balance of the non-current portion of other assets consisted of the following (in thousands):

	At December 31,
	2020	2019
Other assets
Operating lease ROU assets	$16,104	$12,257
Prepaid expenses and deposits	4,952	7,378
Debt issuance costs of revolving credit facility	267	460
Other	673	244
Total other assets	$21,996	$20,339

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		At December 31, 2020			At December 31, 2019
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-4	$216,775	$136,975	$79,800	$196,571	$106,888	$89,683
Rental pool - undeployed	2-4	21,974	16,680	5,294	31,901	22,970	8,931
FinTech equipment	1-5	33,349	21,947	11,402	29,947	22,114	7,833
Leasehold and building improvements	Lease Term	11,352	8,557	2,795	11,815	8,150	3,665
Machinery, office, and other equipment	1-5	45,085	32,053	13,032	48,860	30,103	18,757
Total		$328,535	$216,212	$112,323	$319,094	$190,225	$128,869
Depreciation expense related to property and equipment totaled approximately $67.5 million, $63.2 million, and $61.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $682.0 million and $681.6 million at December 31, 2020 and 2019, respectively. We have the following reporting units: (i) Games; (ii) Cash Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Loyalty Sales and Services.
Assessment for Impairment of Goodwill
We test our goodwill for impairment on October 1 each year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The impact of COVID-19 and the closure of most casino properties during the second quarter of 2020 qualified as a triggering event and accordingly, we performed a goodwill impairment test at such time, for which we utilized the quantitative “Step 1” approach that required a comparison of the carrying amount of each reporting unit to its estimated fair value.
In connection with the interim assessment conducted during the second quarter of 2020, we determined that no goodwill impairment adjustments were necessary as a result of the fair value of each reporting unit exceeding its carrying amount. Our Games reporting unit had a carrying amount of approximately $449.0 million as of May 31, 2020, which represented a majority of the total goodwill balance. The fair value of this reporting unit exceeded the carrying value by approximately 10% as of May 31, 2020.
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
Since our quantitative goodwill impairment analysis at May 31, 2020, we performed a qualitative assessment of goodwill impairment on October 1, 2020 using a “Step 0” approach by evaluating our economic performance, outlook and other events and circumstances. As a result of the annual assessment of goodwill impairment, we noted there were no indicators that would warrant further quantitative testing of our goodwill.
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
The changes in the carrying amount of goodwill are as follows (in thousands):

	Games	Cash Access Services	Kiosk Sales and Services	Central Credit Services	Compliance Sales and Services	Loyalty Sales and Services	Total
Goodwill
Balance, December 31, 2018	$449,041	$157,046	$5,745	$17,127	$11,578	$—	$640,537
Foreign translation adjustment	—	28	—	—	—	—	28
Acquisitions (1)	—	—	—	—	—	41,070	41,070
Balance, December 31, 2019	$449,041	$157,074	$5,745	$17,127	$11,578	$41,070	$681,635
Foreign translation adjustment	—	14	—	—	—	—	14
Acquisitions (1)	—	—	—	—	—	325	325
Balance, December 31, 2020	$449,041	$157,088	$5,745	$17,127	$11,578	$41,395	$681,974
(1) Refer to “Note 4 — Business Combinations” for a discussion on the acquisitions.
Other Intangible Assets
Other intangible assets consist of the following (in thousands):

		At December 31, 2020			At December 31, 2019
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	3-7	$60,561	$28,108	$32,453	$58,516	$20,888	$37,628
Customer contracts	3-14	71,975	54,407	17,568	71,975	49,477	22,498
Customer relationships	3-7	231,100	126,549	104,551	231,100	105,584	125,516
Developed technology and software	1-6	313,957	255,771	58,186	314,343	224,274	90,069
Patents, trademarks, and other	2-18	19,682	17,813	1,869	19,682	16,206	3,476
Total		$697,275	$482,648	$214,627	$695,616	$416,429	$279,187
Amortization expense related to other intangible assets totaled approximately $75.3 million, $68.9 million, and $65.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. We capitalized $21.2 million, $43.7 million, and $33.3 million of internally-developed software costs for the years ended December 31, 2020, 2019, and 2018, respectively.

On a quarterly basis, we evaluate our other intangible assets for potential impairment as part of our review process. During 2020, we recorded a full write-down of intangible assets of approximately $6.3 million, of which $6.0 million and $0.3 million, related to our Games and FinTech businesses, respectively, for certain of our internally developed and third-party software projects that were not expected to be pursued. This charge was reflected in Operating Expenses of our Statement of Operations. There was no material impairment identified for any of our other intangible assets for the years ended December 31, 2019 and 2018.
The anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in thousands):

Anticipated amortization expense	Amount
2021	$61,139
2022	44,507
2023	29,006
2024	23,274
2025	17,328
Thereafter	18,020
Total (1)	$193,274
(1) For the year ended December 31, 2020, the Company had $21.3 million in other intangible assets that had not yet been placed into service.
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
We paid approximately $3.1 million, $17.7 million, and $22.7 million in placement fees for the years ended December 31, 2020, 2019, and 2018, respectively. The payments made in 2019 and 2018 included approximately $0.6 million and $2.1 million of imputed interest, respectively.
11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (amounts in thousands):

	At December 31,
	2020	2019
Accounts payable and accrued expenses
Trade accounts payable	$54,531	$78,627
Contract liabilities	26,980	28,510
Contingent consideration and acquisition-related liabilities (1)	24,674	14,902
Payroll and related expenses	13,357	18,058
Litigation accrual (2)	12,727	14,000
Operating lease liabilities	5,649	5,824
Other	3,605	3,893
Accrued taxes	1,329	1,846
Cash access processing and related expenses	1,109	5,511
Accrued interest	1,068	1,347
Placement fees	—	585
Total accounts payable and accrued expenses	$145,029	$173,103
(1) Refer to “Note 4 — Business Combinations” for discussion on contingent consideration and acquisition-related liabilities.
(2) Refer to “Note 13 — Commitments and Contingencies” for discussion on this legal matter.

12. LONG-TERM DEBT
The following table summarizes our indebtedness (in thousands):

	Maturity	Interest	At December 31,
	Date	Rate	2020	2019
Long-term debt
$820 million Term Loan Facility	2024	LIBOR+2.75%	$735,500	$749,000
$125 million Incremental Term Loan Facility	2024	LIBOR+10.50%	124,375	—
$35 million Revolving Credit Facility	2022	LIBOR+4.50%	—	—
Senior Secured Credit Facilities			859,875	749,000
$375 million 2017 Unsecured Notes	2025	7.50%	285,381	375,000
Total debt			1,145,256	1,124,000
Debt issuance costs and discount			(16,003)	(15,922)
Total debt after debt issuance costs and discount			1,129,253	1,108,078
Current portion of long-term debt			(1,250)	—
Total long-term debt, net of current portion			$1,128,003	$1,108,078
Senior Secured Credit Facilities
Our Senior Secured Credit Facilities consist of: (i) an $820.0 million, seven-year senior secured term loan facility (the “Term Loan Facility”); (ii) a $125.0 million, seven-year senior secured term loan (the “Incremental Term Loan”; and (iii) a $35.0 million, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) provided for under our credit agreement with Everi Payments, as borrower, and Everi Holdings with the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (the “Credit Agreement”).
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
The Incremental Term Loan Credit Agreement contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with our affiliates. The Incremental Term Loan Credit Agreement also requires us, together with our subsidiaries, to comply with a maximum consolidated secured leverage ratio, except that no such requirement shall apply for the quarter ending December 31, 2020.
In connection with the issuance of the Incremental Term Loan on April 21, 2020, we also issued warrants to Sagard Credit Partners, LP and Sagard Credit Partners (Cayman), LP (collectively, “Sagard”) to acquire 184,670 and 40,330 shares of our common stock, respectively, with an exercise price equal to $5.37 per share. The warrants were issued in connection with the Incremental Term Loan as further consideration based on the level of participation in the arrangement by Sagard. The warrants expire on the fifth anniversary of the date of issuance. The number of shares issuable pursuant to the warrants and the warrant exercise price are subject to adjustment for stock splits, reverse stock splits, stock dividends, recapitalization, mergers and certain other events.
The weighted average interest rate on the Term Loan was 3.95% and 5.26% for the years ended December 31, 2020 and 2019, respectively. The weighted average interest rate on the Incremental Term Loan Credit Facility was 11.50% for the year ended December 31, 2020.
At December 31, 2020, we had approximately $735.5 million of borrowings outstanding under the Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. We had $35.0 million of additional borrowing availability under the Revolving Credit Facility as of December 31, 2020.
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
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the Senior Secured Credit Facilities and the 2017 Unsecured Notes as of December 31, 2020.

Principal Repayments
The maturities of our borrowings at December 31, 2020 are as follows (in thousands):

Amount
Maturities of borrowings
2021	$1,250
2022	1,250
2023	1,250
2024	856,125
2025	285,381
Total	$1,145,256

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
We accrued approximately $14.0 million for the legal contingencies in connection with Fair and Accurate Credit Transactions Act (“FACTA”)-related matters based on ongoing settlement negotiations by and among the various plaintiffs described in the FACTA-related matters discussion below and Everi by and on behalf of itself and Everi FinTech. We expect to recover approximately $7.7 million of the amount accrued from certain of our insurance providers in 2021, for which we had recorded an insurance settlement receivable included within trade and other receivables, net on our Balance Sheets as of December 31, 2020 and 2019, as recovery is deemed to be probable. As a result, we recorded approximately $6.3 million as a loss contingency in operating expenses on our Statements of Operations for the year ended December 31, 2019. In addition, we are seeking relief from Peleus Insurance Company pursuant to the provisions of our policy. See below for discussion of Everi Payments Inc. and Everi Holdings Inc. v. Peleus Insurance Company case. We did not have any new material legal matters that were accrued as of December 31, 2020.
FACTA-related matters:
Geraldine Donahue, et. al. v. Everi FinTech, et. al. (“Donahue”), is a putative class action matter filed on December 12, 2018, in the Circuit Court of Cook County, Illinois, County Division, Chancery Division. The original defendant was dismissed and the Company was substituted as the defendant on April 22, 2019. Plaintiff, on behalf of himself and others similarly situated, alleges that Everi FinTech and the Company (i) have violated certain provisions of FACTA by their failure, as agent to the original defendant, to properly truncate patron credit card numbers when printing cash access receipts as required under FACTA, and (ii) have been unjustly enriched through the charging of service fees for transactions conducted at the original defendant's facilities. Plaintiff seeks an award of statutory damages, attorney’s fees, and costs. The parties have reached an agreement in principle for settlement of this matter, which will include the settlement and resolution of all the FACTA-related matters pending against the Company and Everi FinTech. In the third quarter of 2020, the court granted preliminary approval of the settlement agreement between the parties, which will include the settlement and resolution of all the FACTA-related matters pending against Everi. On December 3, 2020, the court approved the final settlement. All claims must be postmarked by February 1, 2021.

Oneeb Rehman, et. al. v. Everi FinTech and Everi Holdings, was a putative class action matter pending in the U.S. District Court for the Southern District of Florida, Ft. Lauderdale Division filed on October 16, 2018. The original defendant was dismissed and the Company was substituted as the defendant on April 22, 2019. Plaintiff, on behalf of himself and others similarly situated, alleged that Everi FinTech and the Company (i) had violated certain provisions of FACTA by their failure, as agent to the original defendant, to properly truncate patron credit card numbers when printing cash access receipts as required under FACTA, and (ii) had been unjustly enriched through the charging of service fees for transactions conducted at the original defendant’s facilities. Plaintiff sought an award of statutory damages, attorney’s fees, and costs. This case was dismissed and settled as part of the court approved settlement in the Donahue action.
Mat Jessop, et. al. v. Penn National Gaming, Inc., was a putative class action matter filed on October 15, 2018, pending in the U.S. District Court for the Middle District of Florida, Orlando Division. Everi FinTech was added as a defendant on December 21, 2018. Penn National Gaming, Inc. (“Penn National”) was dismissed by the Court with prejudice on October 28, 2019, leaving only claims against Everi FinTech. Plaintiff, on behalf of himself and others similarly situated, alleged that Everi FinTech had been unjustly enriched through the charging of service fees for transactions conducted at Penn National facilities. Plaintiff sought injunctive relief against both parties, and an award of statutory damages, attorney’s fees, and costs. This case was dismissed and settled as part of the court approved settlement in the Donahue action.
Everi Payments Inc. and Everi Holdings Inc. v Peleus Insurance Company is a civil action filed by the Company on January 28, 2020, in the District Court, Clark County, Nevada alleging defendant breached its contractual obligations under an excess insurance policy when it denied the Company coverage of the FACTA-related matters described above. Everi FinTech and the Company are seeking actual and consequential damages for breach of contract, costs, attorney’s fees, and other fees and expenses incurred by Everi FinTech and the Company, up to and including amounts related to the settlement in Donahue. On February 16, 2021, the parties entered into a Confidential Settlement Agreement and Release resolving this matter. A final court order dismissing this matter is anticipated in the first quarter of 2021.
NRT matter:
NRT Technology Corp., et. al. v. Everi Holdings Inc., et. al., is a civil action filed on April 30, 2019 against the Company and Everi FinTech in the United States District Court for the District of Delaware by NRT Technology Corp. and NRT Technology, Inc., alleging monopolization of the market for unmanned, integrated kiosks in violation of federal antitrust laws, fraudulent procurement of patents on functionality related to such unmanned, integrated kiosks and sham litigation related to prior litigation brought by Everi FinTech (operating as Global Cash Access Inc.) against the plaintiff entities. Plaintiffs seek compensatory damages, treble damages and injunctive and declaratory relief. This case is in the early stages of discovery. We are currently unable to determine the probability of the outcome or estimate the range of reasonably possible loss, if any, in this matter.
Zenergy Systems, LLC matter:
Zenergy Systems, LLC v. Everi Holdings Inc., is a civil action filed on May 29, 2020 against the Company in the United States District Court for the District of Nevada, Clark County by Zenergy Systems, LLC, alleging breach of contract, breach of a non-disclosure agreement, conversion, breach of the covenant of good faith and fair dealing, and breach of a confidential relationship related to a contract with Everi that expired in November 2019. The plaintiff is seeking compensatory and punitive damages. Everi has counterclaimed against Zenergy alleging breach of contract, breach of implied covenant of good faith and fair dealing, and for declaratory relief. The case is in early stages of discovery process. We are currently unable to determine the probability of the outcome or estimate the range of reasonably possible loss, if any, in this matter.
In addition, we have commitments with respect to certain lease obligations discussed in “Note 3 — Leases” and installment payments under our asset purchase agreements discussed in “Note 4 — Business Combinations.”
14. SHAREHOLDERS’ EQUITY
On February 28, 2020, our Board of Directors authorized and approved a new share repurchase program granting us the authority to repurchase an amount not to exceed $10.0 million of outstanding Company common stock with no minimum number of shares that the Company is required to repurchase. This new repurchase program commenced in the first quarter of 2020 and authorizes us to buy our common stock from time to time in open market transactions, block trades or in private transactions in accordance with trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods, including compliance with the Company’s finance agreements. The share repurchase program is subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, and may be suspended or discontinued at any time without prior notice. In light of COVID-19, we have suspended our share repurchase program. There were no share repurchases during the year ended December 31, 2020.

Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2020 and 2019, we had no shares of preferred stock outstanding.
Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of December 31, 2020 and 2019, we had 111,872,439 and 109,492,754 shares of common stock issued, respectively.
Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the maximum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 193,809 and 95,734 shares of common stock at an aggregate purchase price of approximately $1.3 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively, to satisfy the maximum applicable tax withholding obligations related to the vesting of such restricted stock awards.
Issuance of Common Stock. In December 2019, we filed with the Securities and Exchange Commission a registration statement for an undetermined amount of common stock, preferred stock, debt securities, warrants, and/or units that the Company may offer and sell in one or more offerings on terms to be decided at the time of sale, which will expire on December 4, 2022. In December 2019, we issued and sold 11,500,000 shares of our common stock pursuant to a prospectus supplement under the automatic shelf registration statement and used the aggregate net proceeds of approximately $122.4 million to pay down a portion of the Term Loan Facility and to redeem a portion of the 2017 Unsecured Notes. Refer to “Note 12 — Long-Term Debt” for further discussion.
15. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	At December 31,
	2020	2019	2018
Weighted average shares
Weighted average number of common shares outstanding - basic	85,379	72,376	69,464
Potential dilution from equity awards (1)	—	6,859	4,332
Weighted average number of common shares outstanding - diluted (1)	85,379	79,235	73,796

(1)The Company was in a net loss position for the year ended December 31, 2020; therefore, no potential dilution from the application of the treasury stock method was applicable. Equity awards to purchase approximately 3.3 million shares of common stock for the year ended December 31, 2020 were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. The potential dilution excludes the weighted average effect of equity awards to purchase approximately 0.5 million and 7.5 million shares of common stock for the years ended December 31, 2019, and 2018 as the application of the treasury stock method, as required, makes them anti-dilutive.

16. SHARE-BASED COMPENSATION
Equity Incentive Awards
Our 2014 Equity Incentive Plan (as amended and restated effective May 22, 2018, the “Amended and Restated 2014 Plan”) and our 2012 Equity Incentive Plan (as amended, the “2012 Plan”) are used to attract and retain key personnel, to provide additional incentives to employees, directors, and consultants, and to promote the success of our business. Our equity incentive plans are administered by the Compensation Committee of our Board of Directors, which has the authority to select individuals who are to receive equity incentive awards and to specify the terms and conditions of grants of such awards, including, but not limited to the vesting provisions and exercise prices, as applicable.
Generally, we grant the following types of awards: (i) time-based options; (ii) market-based options; (iii) time-based restricted stock; and (iv) restricted stock units (“RSUs”) with either time- or performance-based criteria. We estimate forfeiture amounts based on historical patterns.
A summary of award activity is as follows (in thousands):

	Stock Options Granted	Restricted Stock Awards Granted	Restricted Stock Units Granted
Outstanding, December 31, 2019	11,969	—	3,451
Granted	—	—	2,183
Exercised options or vested shares	(1,474)	—	(905)
Canceled or forfeited	(234)	—	(479)
Outstanding, December 31, 2020	10,261	—	4,250
There are approximately 0.9 million awards of our common stock available for future equity grants under our existing equity incentive plans.
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
There were no market-based or time-based option awards granted during the years ended December 31, 2020 and 2019. There were no market-based option awards granted during the year ended December 31, 2018.
The fair values of our standard time-based options granted during the year ended December 31, 2018 were determined as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

December 31,
2018
Risk-free interest rate	3%
Expected life of options (in years)	6
Expected volatility	53%
Expected dividend yield	—

The following table presents the options activity:

	Number of Options (in thousands)	Weighted Average Exercise Price (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	11,969	$5.06	5.5	$100,143
Granted	—
Exercised	(1,474)	4.22
Canceled or forfeited	(234)	5.24
Outstanding, December 31, 2020	10,261	5.18	4.4	88,550
Vested and expected to vest after, December 31, 2020	10,241	5.18	4.4	88,363
Exercisable, December 31, 2020	9,487	$5.32	4.3	$80,576
The following table presents the options outstanding and exercisable by price range:

		Options Outstanding			Options Exercisable
		Number Outstanding	Weighted Average Remaining Contract	Weighted Average Exercise	Number Exercisable	Weighted Average Exercise
Range of Exercise Prices		(in thousands)	Life (Years)	Prices	(in thousands)	Price
$1.46	$1.46	1,517	5.3	$1.46	1,517	$1.46
1.57	2.78	959	5.3	2.41	959	2.41
3.29	3.29	2,663	6.0	3.29	1,929	3.29
3.41	6.59	1,219	2.8	6.21	1,206	6.21
6.90	7.61	826	2.4	7.35	822	7.35
7.74	7.74	1,010	4.3	7.74	1,010	7.74
7.88	7.88	20	7.6	7.88	10	7.88
8.32	8.32	39	6.8	8.32	26	8.32
8.92	8.92	2,000	3.1	8.92	2,000	8.92
9.74	9.74	8	3.0	9.74	8	9.74
		10,261			9,487
As stated above, we had no options granted for the years ended December 31, 2020 and 2019. There were 20,000 options granted for the year ended December 31, 2018. The weighted average grant date fair value per share of the options granted was $4.15 for the year ended December 31, 2018. The total intrinsic value of options exercised was $6.7 million, $9.1 million, and $6.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.
There was approximately $0.3 million in unrecognized compensation expense related to options expected to vest as of December 31, 2020. This cost was expected to be recognized on a straight-line basis over a weighted average period of 0.2 years. We recorded approximately $1.4 million in non-cash compensation expense related to options granted that were expected to vest as of December 31, 2020. We received approximately $6.2 million in cash proceeds from the exercise of options during 2020.
There was approximately $1.4 million and $3.4 million in unrecognized compensation expense related to options expected to vest as of December 31, 2019 and 2018, respectively. This cost was expected to be recognized on a straight-line basis over a weighted average period of 1.0 year and 2.8 years for the years ended December 31, 2019 and 2018, respectively. We recorded approximately $2.4 million and $5.1 million in non-cash compensation expense related to options granted that were expected to vest as of December 31, 2019 and 2018, respectively. We received approximately $15.7 million and $9.6 million in cash proceeds from the exercise of options during 2019 and 2018, respectively.

Restricted Stock Awards
There were no shares of restricted stock granted for the years ended December 31, 2020, 2019, and 2018. The total fair value of restricted stock vested was approximately $0.1 million, and $0.5 million for the years ended December 31, 2019, and 2018, respectively.
There was approximately $31,952 in unrecognized compensation expense related to shares of restricted stock expected to vest as of December 31, 2018. This cost was expected to be recognized on a straight-line basis over a weighted average period of 0.3 years. There were 8,330 and 65,501 shares of restricted stock that vested during 2019 and 2018, respectively, and we recorded approximately $48,203 and $0.4 million in non-cash compensation expense related to the restricted stock granted that was expected to vest during 2019 and 2018, respectively.
Restricted Stock Units
The fair value of each RSU grant is based on the market value of our common stock at the time of grant.
The time-based RSUs granted during 2020 vest at a rate of either 33% per year on each of the first three anniversaries of the grant dates, or monthly basis following the first month anniversary of grant date ending after 2 years.
The performance-based RSUs granted during 2020 will be evaluated by the Compensation Committee of our Board of Directors after a performance period, beginning on the date of grant through December 31, 2022, based on total revenue and certain revenue growth rate metrics. If the performance criteria of the metrics are approved, the eligible awards will become vested on the third anniversary of the grant dates.
The time-based RSUs granted during 2020 to independent members of our Board of Directors vest in equal installments on each of the first three anniversary dates of the grant date and settle on the earliest of the following events: (i) May 26, 2030; (ii) death; (iii) the occurrence of a Change in Control (as defined in the Amended and Restated 2014 Plan), subject to qualifying conditions; or (iv) the date that is six months following the separation from service, subject to qualifying conditions.
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
The time-based RSUs granted during 2019 to independent members of our Board of Directors vest in equal installments on each of the first three anniversary dates of the grant date and settle on the earliest of the following events: (i) May 1, 2029 or November 4, 2029; (ii) death; (iii) the occurrence of a Change in Control (as defined in the Amended and Restated 2014 Plan), subject to qualifying conditions; or (iv) the date that is six months following the separation from service, subject to qualifying conditions.
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
The following table presents our RSU awards activity:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	3,451	$9.05	1.7	$46,342
Granted	2,183	6.08
Vested	(905)	8.26
Forfeited	(479)	8.49
Outstanding, December 31, 2020	4,250	7.75	1.2	58,680
Vested and expected to vest after, December 31, 2020	3,569	$7.62	1.1	$49,294
There were approximately 2.2 million shares of RSU awards granted during the year ended December 31, 2020. There were approximately 0.9 million RSUs that vested during the year ended December 31, 2020. There was approximately $15.3 million in unrecognized compensation expense related to RSU awards expected to vest as of December 31, 2020. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.8 years. We recorded approximately $11.6 million in non-cash compensation expense related to RSU awards for the year ended December 31, 2020.
There were approximately 2.0 million and 1.9 million shares of RSU granted for the years ended December 31, 2019 and 2018, respectively. The weighted average grant date fair value per share of the RSU granted was $10.16 and $7.49 for the years ended December 31, 2019 and 2018, respectively. There were 0.3 million and no RSUs that vested during the years ended December 31, 2019 and 2018, respectively. There was approximately $14.1 million and $6.7 million unrecognized compensation expense related to RSU awards expected to vest as of December 31, 2019 and 2018, respectively. This cost was expected to be recognized on a straight-line basis over a weighted average period of 2.5 years and 3.0 years, respectively. We recorded approximately $5.7 million and $1.8 million in non-cash compensation expense related to RSU awards for the years ended December 31, 2019 and 2018, respectively .
In February 2020, the Compensation Committee of our Board of Directors authorized an award of RSUs to be granted to key members of management during the quarter ending March 31, 2020 based on the results of operations for the year ended December 31, 2019. The award met the definition of a liability-classified award with 2019 being the service period. As a result, the Company recorded compensation cost and corresponding share-based liability of approximately $1.7 million representing the fair value of the award at December 31, 2019 measured using the same valuation technique as for our equity-classified awards. The award was expected to be fully vested 6 months from the grant date and expected to be settled in shares of common stock.

17. INCOME TAXES
The following presents consolidated (loss) income before tax for domestic and foreign operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Consolidated (loss) income before tax
Domestic	$(87,832)	$11,709	$1,227
Foreign	396	4,285	1,419
Total	$(87,436)	$15,994	$2,646
The income tax (benefit) provision attributable to the (loss) income from operations before tax consists of the following components (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income tax (benefit) provision
Domestic	$(5,711)	$(1,238)	$(10,166)
Foreign	(45)	715	456
Total income tax benefit	$(5,756)	$(523)	$(9,710)
Income tax (benefit) provision
Current	$823	$1,071	$633
Deferred	(6,579)	(1,594)	(10,343)
Total income tax benefit	$(5,756)	$(523)	$(9,710)
A reconciliation of the federal statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Income tax reconciliation
Federal statutory rate	21.0%	21.0%	21.0%
Foreign provision	(0.2)%	2.5%	6.8%
State/province income tax	4.2%	(1.6)%	12.4%
Non-deductible compensation cost	0.5%	(5.3)%	(7.7)%
Adjustment to carrying value	0.2%	6.8%	6.2%
Research credit	1.0%	(18.8)%	(76.3)%
Valuation allowance	(19.7)%	(11.9)%	(344.9)%
Global intangible low-taxed income(1)	—%	2.7%	9.1%
Non-deductible expenses - other	(0.1)%	1.2%	7.2%
Other	(0.3)%	0.1%	(0.8)%
Effective tax rate	6.6%	(3.3)%	(367.0)%
(1) We had no GILTI inclusion in 2020 due to the high tax exception in some foreign jurisdictions and losses in others.

The major tax-effected components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Deferred income tax assets related to:
Net operating losses	$109,872	$97,613	$97,190
Stock compensation expense	7,293	6,802	7,264
Accounts receivable allowances	912	1,415	1,582
Accrued and prepaid expenses	8,977	7,869	3,639
Other	2,098	1,880	1,319
Tax credits	12,377	12,116	9,244
Interest limitation	—	3,738	2,738
Valuation allowance	(68,746)	(51,522)	(53,156)
Total deferred income tax assets	$72,783	$79,911	$69,820
Deferred income tax liabilities related to:
Property and equipment	$18,699	$23,012	$3,855
Other intangible assets	67,996	76,279	89,865
Long-term debt	1,482	2,680	3,614
Other	4,562	4,341	353
Total deferred income tax liabilities	$92,739	$106,312	$97,687
Deferred income taxes, net	$(19,956)	$(26,401)	$(27,867)
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law. The CARES Act contains numerous tax provisions including changes to the limitation on interest deductions for 2019 and 2020. The modification to Section 163(j) significantly increases the allowable interest expense deduction of the Company and results in significantly larger taxable loss for the years ended 2019 and 2020. As a result of the CARES Act, the Company fully utilized all interest expense that was deferred beginning in 2018 with no additional disallowed interest expense in 2020.
The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) made significant changes to the federal tax law, including a reduction in the federal income tax rate from 35% to 21% effective January 1, 2018, stricter limits on deduction of interest, an 80% taxable income limitation on the use of a post-2017 net operating loss (“NOL”), and a one-time transition tax on previously deferred earnings of certain foreign subsidiaries. This one-time deemed repatriation of these earnings did not result in a cash tax liability for the Company as the transition tax liability was offset by the utilization of U.S. foreign tax credits generated as a result of the deemed repatriation, as well as additional foreign tax credits carried forward. Any remaining foreign tax credits not utilized by the transition tax were fully offset by a valuation allowance. These foreign tax credits of $0.5 million expired on December 31, 2020.
In 2020, we repatriated $9.3 million from our United Kingdom (the “UK”) subsidiary, which was not needed to fund the UK operations and did not require the provision of any associated withholding or other taxes. We had unrepatriated foreign earnings of approximately $13.8 million as of December 31, 2020. These earnings are considered permanently reinvested, as it is management’s intention to reinvest these foreign earnings in foreign operations. We project sufficient cash flow, or borrowings available under our Senior Secured Credit Facilities in the U.S.; therefore, we do not need to repatriate our remaining foreign earnings to finance U.S. operations at this time. Due to the 2017 Tax Act, there is no U.S. federal tax on cash repatriation from foreign subsidiaries, however, it could be subject to foreign withholding and other taxes.
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

We evaluated negative evidence noting that we reported cumulative net losses for the three-year periods ended as of December 31, 2020, 2019, and 2018. Pursuant to accounting guidance, a cumulative loss in recent years is a significant piece of negative evidence that must be considered and is difficult to overcome without sufficient objectively verifiable, positive evidence. As such, certain aspects of our historical results were included in our forecasted taxable income. Although our forecast of future taxable income was a positive indicator, since this form of evidence was not objectively verifiable, its weight was not sufficient to overcome the negative evidence. Based on our current year activity and the changes in the CARES Act, we increased our valuation allowance for deferred tax assets by approximately $17.2 million during 2020. The increase in our valuation allowance was primarily due to the book loss during the year, partially reduced by certain indefinite-lived deferred tax assets that can be offset against our indefinite-lived deferred tax liabilities. The ultimate realization of deferred tax assets depends on having sufficient taxable income in the future years when the tax deductions associated with the deferred tax assets become deductible. The establishment of a valuation allowance does not impact cash, nor does it preclude us from using our tax credits, loss carry-forwards and other deferred tax assets in the future.
The following is a tabular reconciliation of the total amounts of deferred tax asset valuation allowance (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$51,522	$53,156	$63,303
Charged to provision for income taxes	17,224	(1,634)	(9,125)
Other (1)	—	—	(1,022)
Balance at end of period	$68,746	$51,522	$53,156
(1) For 2018, the amount was recorded as a result of our adoption of ASC 606 effective January 1, 2018.
We had approximately $453.1 million, or $95.2 million, tax effected, of accumulated federal NOLs as of December 31, 2020, which may be carried forward and applied to offset taxable income for 20 years and will expire starting in 2025 (for losses incurred prior to 2018). NOLs incurred after 2017 of approximately $95.1 million, or $20 million, tax effected, are carried forward indefinitely to offset taxable income. We had approximately $12.4 million, tax effected, of federal research and development credit carry-forwards as of December 31, 2020. The research and development credits are limited to a 20 year carry-forward period and will expire starting in 2029. We also have a receivable for approximately $0.3 million related to alternative minimum tax credits for which was received in January 2021. As of December 31, 2020, approximately $57.5 million of our valuation allowance relates to federal NOL carry-forwards and credits that we estimate are not more likely than not to be realized.
We had tax effected state NOL carry-forwards of approximately $14.8 million as of December 31, 2020, which will expire between 2021 and 2040. The determination and utilization of these state NOL carry-forwards are dependent upon apportionment percentages and other respective state laws, which may change from year to year. As of December 31, 2020, approximately $11.2 million of our valuation allowance relates to certain state NOL carry-forwards that we estimate are not more likely than not to be realized.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019	2018
Unrecognized tax benefit
Unrecognized tax benefit at the beginning of the period	$1,435	$1,062	$937
Gross increases - tax positions in prior period	279	373	125
Unrecognized tax benefit at the end of the period	$1,714	$1,435	$1,062
We analyzed filing positions in the federal, state, and foreign jurisdictions in which we are required to file income tax returns, as well as the open tax years in these jurisdictions. As of December 31, 2020, we recorded approximately $1.7 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. The Company has not accrued any penalties and interest for its unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Operations.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We have a number of federal and state income tax years still open for examination as a result of our net operating loss carry-forwards. Accordingly, we are subject to examination for both U.S. federal and some of the state tax returns for the years 2005 to present. For the remaining state, local, and foreign jurisdictions, with some exceptions, we are no longer subject to examination by tax authorities for years before 2017.
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
•The FinTech segment provides solutions directly to gaming establishments to offer their patrons cash access-related services and products, including: access to cash and cashless funding at gaming facilities via debit withdrawals; credit card cash access transactions and POS debit card cash access transactions; check warranty services; kiosks for cash access and other services; self-service enrollment, loyalty and marketing equipment; maintenance services; compliance, audit, and data software; casino credit data and reporting services, and other ancillary offerings.
Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we record depreciation and amortization expenses to the business segments.
Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.

The following tables present segment information (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Games
Revenue
Gaming operations	$156,199	$188,874	$168,146
Gaming equipment and systems	44,006	90,919	87,038
Gaming other	96	3,326	3,794
Total revenues	$200,301	$283,119	$258,978
Costs and expenses
Cost of revenues (1)
Gaming operations	15,192	18,043	17,603
Gaming equipment and systems	25,680	50,826	47,121
Gaming other	456	3,025	3,285
Cost of revenues	41,328	71,894	68,009
Operating expenses	63,789	61,522	57,244
Research and development	20,060	24,954	20,497
Depreciation	61,566	56,882	55,058
Amortization	59,926	57,491	55,099
Total costs and expenses	246,669	272,743	255,907
Operating (loss) income	$(46,368)	$10,376	$3,071
(1) Exclusive of depreciation and amortization.

	For the Year Ended December 31,
	2020	2019	2018
FinTech
Revenues
Cash access services	$112,035	$164,741	$156,806
Equipment	24,297	37,865	20,977
Information services and other	47,041	47,502	32,754
Total revenues	$183,373	$250,108	$210,537
Costs and expenses
Cost of revenues (1)
Cash access services	6,755	14,236	9,717
Equipment	14,724	22,292	12,601
Information services and other	3,029	3,964	4,110
Cost of revenues	24,508	40,492	26,428
Operating expenses	88,757	100,662	85,054
Research and development	7,883	7,551	—
Depreciation	5,893	6,316	6,167
Amortization	15,379	11,446	10,146
Total costs and expenses	142,420	166,467	127,795
Operating income	$40,953	$83,641	$82,742
(1) Exclusive of depreciation and amortization.

	For the Year Ended December 31,
	2020	2019	2018
Total Games and FinTech
Total revenues	$383,674	$533,227	$469,515
Costs and expenses
Cost of revenues (1)	65,836	112,386	94,437
Operating expenses	152,546	162,184	142,298
Research and development	27,943	32,505	20,497
Depreciation	67,459	63,198	61,225
Amortization	75,305	68,937	65,245
Total costs and expenses	389,089	439,210	383,702
Operating (loss) income	$(5,415)	$94,017	$85,813
(1) Exclusive of depreciation and amortization.

	At December 31,
	2020	2019
Total assets
Games	$811,523	$902,888
FinTech	665,656	726,335
Total assets	$1,477,179	$1,629,223
For the year ended December 31, 2020, cash spent for capital expenditures totaled $76.4 million, of which $62.6 million and $13.8 million was related to our Games and FinTech businesses, respectively. For the year ended December 31, 2019, cash spent for capital expenditures totaled $114.3 million, of which $96.0 million and $18.3 million, was related to our Games and FinTech businesses, respectively.
Major customers. For the years ended December 31, 2020, 2019, and 2018, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 16%, 14%, and 22% of our total revenue in 2020, 2019, and 2018, respectively.

19. SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The unaudited selected quarterly results of operations are as follows (in thousands, except for per share amounts)*.

	Quarter
	First	Second	Third	Fourth	Year
2020
Revenues	$113,308	$38,716	$112,098	$119,552	$383,674
Operating income (loss)	10,426	(52,728)	19,738	17,149	(5,415)
Net (loss) income	(13,454)	(68,481)	(878)	1,133	(81,680)
Basic (loss) earnings per share	$(0.16)	$(0.80)	$(0.01)	$0.01	$(0.96)
Diluted (loss) earnings per share	$(0.16)	$(0.80)	$(0.01)	$0.01	$(0.96)
Weighted average common shares outstanding
Basic	84,624	85,122	85,556	86,205	85,379
Diluted	84,624	85,122	85,556	94,256	85,379
2019
Revenues	$123,775	$129,706	$134,569	$145,177	$533,227
Operating income	25,872	24,879	27,293	15,973	94,017
Net income (loss)	5,860	5,486	9,315	(4,144)	16,517
Basic earnings (loss) per share	$0.08	$0.08	$0.13	$(0.05)	$0.23
Diluted earnings (loss) per share	$0.08	$0.07	$0.12	$(0.05)	$0.21
Weighted average common shares outstanding
Basic	70,334	71,477	72,251	75,387	72,376
Diluted	75,256	79,158	79,125	75,387	79,235

*	Rounding may cause variances.

20. SUBSEQUENT EVENTS
On February 2, 2021, we entered into the Fifth Amendment to our existing Credit Agreement, which reduced the LIBOR and Base Rate floor components of the interest rate by 25 basis points from 1.00% to 0.75% and from 2.00% to 1.75%, respectively, with the LIBOR and Base Rate margins unchanged at 2.75% and 1.75%, respectively. The First Lien Term Loan under the Credit Agreement will be subject to a prepayment premium of 1.00% of the principal amount repaid for any voluntary prepayment or mandatory prepayment with proceeds of debt that has a lower effective yield than the repriced First Lien Term Loan or any amendment to the repriced First Lien Term Loan that reduces the interest rate thereon, in each case, to the extent occurring within six months of the effective date of the Amendment. The maturity of the First Lien Term Loan remains May 9, 2024, and no changes were made to the financial covenants or other debt repayment terms.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as December 31, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report on Form 10-K, the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report of Internal Control over Financial Reporting
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2020, utilizing the criteria described in the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2020.
Our independent registered public accounting firm, BDO USA, LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in the firm’s attestation report, which is included within Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Everi Holdings Inc. and subsidiaries
Las Vegas, Nevada
Opinion on Internal Control over Financial Reporting
We have audited Everi Holdings Inc. and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 12, 2021 expressed an unqualified opinion thereon.
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
March 12, 2021

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information regarding our directors, executive officers, and certain corporate governance related matters including our Code of Business Conduct, Standards and Ethics is contained under the headings “Proposal 1,” “Executive Officers,” and “Board and Corporate Governance Matters,” and to the extent applicable, “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement to be filed with the SEC in connection with our 2021 annual meeting of stockholders (the “2021 Proxy Statement”) is incorporated herein by reference.
Item 11.  Executive Compensation.
The information regarding director compensation and executive officer compensation contained under the headings “Board and Corporate Governance Matters — Director Compensation” and “Executive Compensation,” respectively, in the 2021 Proxy Statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding share ownership contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information regarding director independence and related party transactions under the headings “Board and Corporate Governance Matters — Director Independence” and “Transactions with Related Persons,” respectively, in the 2021 Proxy Statement is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services.
The information regarding audit fees, audit-related fees, tax fees, all other fees, and the Audit Committee’s policies and procedures on pre-approval of audit and permissible non-audit services of independent auditors contained under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement is incorporated herein by reference.

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

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of Everi Holdings’ Annual Report on Form 10-K filed with the SEC on March 2, 2020).

Exhibit Number	Exhibit Description
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

10.5
American State Bank Sponsorship Agreement, dated February 11, 2011, between Everi FinTech and American State Bank (incorporated by reference to Exhibit 10.54 of Everi Holdings’ Annual Report on Form 10-K filed with the SEC on March 14, 2011).

†10.6	Everi Holdings 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K of Everi FinTech filed with the SEC on March 10, 2005).

†10.7
Form of Stock Option Award for Performance Price Vesting under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.8
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

†10.12	Everi Holdings Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 25, 2018).

†10.13	Form of Stock Option Agreement under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.14
Form of Stock Option Award (Performance-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

Exhibit Number	Exhibit Description
†10.15
Form of Stock Option Award (Performance-Based) (Double-Trigger Acceleration) for Executives under the Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.16
Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.17
Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Executives under the Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.18
Form of Stock Option Award (Time-Based) (Double-Trigger Acceleration) for Employees under the Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.19	Everi Holdings 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Everi Holdings’ Current Report on Form S-8 filed with the SEC on March 16, 2015).

†10.20	Amendment to the Everi Holdings 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to Everi Holdings’ Current Report on Form S-8 filed with the SEC on March 16, 2015).

†10.21	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

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

†10.28
Notice of Grant of Stock Option with Michael Rumbolz, dated February 13, 2016 (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on February 16, 2016).

†10.29
Form of Notice of Stock Option Award and Stock Option Award Agreement for Michael Rumbolz (effective August 30, 2010) (incorporated by reference to Exhibit 10.3 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on September 2, 2010).

Exhibit Number	Exhibit Description

10.30
Second Amendment to Credit Agreement, dated May 17, 2018, among Everi FinTech, Everi Holdings, the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 17, 2018).

†10.31
First Amendment to Amended and Restated Employment Agreement with Michael Rumbolz (effective February 1, 2019) (incorporated by reference to Exhibit 10.40 of Everi Holdings’ Annual Report on Form 10-K filed with the SEC on March 12, 2019).

†10.32
Notice of Grant of Restricted Stock Units (Time-Based) under the 2014 Equity Incentive Plan for Michael Rumbolz (effective February 1, 2019) (incorporated by reference to Exhibit 10.41 of Everi Holdings’ Annual Report on Form 10-K filed with the SEC on March 12, 2019).

†10.33	Employment Agreement with Dean A. Ehrlich (effective January 1, 2017) (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018).

†10.34
Form of Deferred Restricted Stock Units Agreement for Non-Employee Directors under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.35
Form of Notice of Grant of Deferred Restricted Stock Units for the Non-Employee Directors under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.36
Form of Deferred Restricted Stock Units Agreement for Non-Employee Directors under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.37
Form of Notice of Grant of Deferred Restricted Stock Units Agreement for Non-Employee Directors under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.38
Form of Restricted Stock Units Agreement under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.39
Form of Notice of Grant of Restricted Stock Units (Performance-Based) for Executives under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

†10.40
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

†10.43
Form of Notice of Grant of Restricted Stock Units (Performance-Based) for Executives under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 6, 2019).

Exhibit Number	Exhibit Description
10.44
Third Amendment to Credit Agreement, dated December 12, 2019, among Everi FinTech, Everi Holdings, the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 1.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on December 17, 2019).

†10.45
Fourth Amendment to Credit Agreement, dated April 21, 2020, among Everi Payments Inc., as borrower, Everi Holdings Inc., as parent, the subsidiary guarantors party thereto, the lenders party thereto, and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on April 21, 2020).

†10.46
Term Loan Credit Agreement, dated April 21, 2020, among Everi Payments Inc., as borrower, Everi Holdings Inc., as parent, the lenders party thereto, and Jefferies Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on April 21, 2020).

†10.47
Form of Notice of Grant of Restricted Stock Units (Time-Based) for Cliff Vesting under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.48
Form of Notice of Grant of Restricted Stock Units (Time-Based) for Cliff Vesting for Executives under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.49
Form of Notice of Grant of Restricted Stock Units (Time-Based) for Executives under the Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.50
Second Amendment to the Amended and Restated Employment Agreement with Michael D. Rumbolz (effective April 1, 2020) (incorporated by reference to Exhibit 10.6 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.51
Notice of Grant of Restricted Stock Units (Time-Based) under the Amended and Restated 2014 Equity Incentive Plan for Michael D. Rumbolz (effective April 1, 2020) (incorporated by reference to Exhibit 10.7 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.52
Amended and Restated Employment Agreement with Randy L. Taylor (effective April 1, 2020) (incorporated by reference to Exhibit 10.8 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.53
Notice of Grant of Restricted Stock Units (Time-Based) under the Amended and Restated 2014 Equity Incentive Plan for Randy L. Taylor (effective April 1, 2020) (incorporated by reference to Exhibit 10.9 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.54
Amended and Restated Employment Agreement with David J. Lucchese (effective April 1, 2020) (incorporated by reference to Exhibit 10.12 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.55
First Amendment to Employment Agreement with Dean A. Ehrlich (effective April 1, 2020) (incorporated by reference to Exhibit 10.13 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.56	Employment Agreement with Mark F. Labay (effective April 1, 2020) (incorporated by reference to Exhibit 10.14 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.57
Employment Agreement with Darren D.A. Simmons (effective January 1, 2019) (incorporated by reference to Exhibit 10.15 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.58
First Amendment to Employment Agreement with Darren D.A. Simmons (effective April 1, 2020) (incorporated by reference to Exhibit 10.16 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

**+10.60	First Amendment to Sponsorship Agreement (effective March 11, 2013) between Prosperity Bank, successor by merger to American State Bank, and Everi FinTech.

**+10.61	Second Amendment to Sponsorship Agreement (effective September 10, 2013) between Prosperity Bank, successor by merger to American State Bank, and Everi Fin Tech.

Exhibit Number	Exhibit Description
**10.62	Third Amendment to the Sponsorship Agreement (effective October 31, 2014) between Prosperity Bank, successor by merger to American State Bank, and Everi FinTech.

**+10.63	Amended and Restated Agreement for Processing Services (effective July 1, 2020) by and between Cardtronics USA, as successor in interest to Columbus Data Services, LLC, and Everi FinTech.

10.64
Fifth Amendment to Credit Agreement, dated February 2, 2021, among Everi Payments Inc., as borrower, Everi Holdings Inc., as parent, the subsidiary guarantors party thereto, and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on February 2, 2021)

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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contracts or compensatory plans or arrangements.
+	Portions of the exhibit have been omitted pursuant to the rules and regulations of the SEC.

Item 16.  Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2021	EVERI HOLDINGS INC.

	By:	/s/ TODD A. VALLI
Todd A. Valli Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael D. Rumbolz, Mark F. Labay, and Todd A. Valli and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL D. RUMBOLZ	Chief Executive Officer	March 12, 2021
Michael D. Rumbolz	(Principal Executive Officer) and Director

/s/ RANDY L. TAYLOR	President and Chief Operating Officer	March 12, 2021
Randy L. Taylor	(Principal Operating Officer)

/s/ MARK F. LABAY	Executive Vice President, Chief Financial Officer	March 12, 2021
Mark F. Labay	(Principal Financial Officer) and Treasurer

/s/ TODD A. VALLI	Chief Accounting Officer	March 12, 2021
Todd A. Valli	(Principal Accounting Officer)

/s/ E. MILES KILBURN	Chairman of the Board and Director	March 12, 2021
E. Miles Kilburn

/s/ GEOFFREY P. JUDGE	Director	March 12, 2021
Geoffrey P. Judge

/s/ RONALD V. CONGEMI	Director	March 12, 2021
Ronald V. Congemi

/s/ EILEEN F. RANEY	Director	March 12, 2021
Eileen F. Raney

/s/ LINSTER W. FOX	Director	March 12, 2021
Linster W. Fox

/s/ MAUREEN T. MULLARKEY	Director	March 12, 2021
Maureen T. Mullarkey

/s/ ATUL BALI	Director	March 12, 2021
Atul Bali