Form 10-Q
period 2021-03-31
Everi Holdings Inc.
filed 2021-05-05
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 3, 2021, there were 88,122,030 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues
Games revenues
Gaming operations	$58,141	$45,686
Gaming equipment and systems	17,988	11,583
Gaming other	22	21
Games total revenues	76,151	57,290
FinTech revenues
Financial access services	38,712	36,973
Software and other	17,246	12,694
Hardware	7,004	6,351
FinTech total revenues	62,962	56,018
Total revenues	139,113	113,308
Costs and expenses
Games cost of revenues(1)
Gaming operations	4,759	4,545
Gaming equipment and systems	10,307	6,824
Games total cost of revenues	15,066	11,369
FinTech cost of revenues(1)
Financial access services	1,473	3,555
Software and other	1,004	873
Hardware	4,028	3,891
FinTech total cost of revenues	6,505	8,319
Operating expenses	38,043	39,272
Research and development	8,413	8,355
Depreciation	16,177	16,243
Amortization	14,715	19,324
Total costs and expenses	98,919	102,882
Operating income	40,194	10,426
Other expenses
Interest expense, net of interest income	18,471	17,499
Loss on extinguishment of debt	—	7,378
Total other expenses	18,471	24,877
Income (loss) before income tax	21,723	(14,451)
Income tax provision (benefit)	1,189	(997)
Net income (loss)	20,534	(13,454)
Foreign currency translation	(221)	(1,958)
Comprehensive income (loss)	$20,313	$(15,412)

(1) Exclusive of depreciation and amortization.

	Three Months Ended March 31,
	2021	2020
Earnings (loss) per share
Basic	$0.24	$(0.16)
Diluted	$0.21	$(0.16)
Weighted average common shares outstanding
Basic	86,984	84,624
Diluted	97,968	84,624

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At March 31,	At December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$335,133	$251,706
Settlement receivables	45,822	60,652
Trade and other receivables, net of allowances for credit losses of $4,449 and $3,689 at March 31, 2021 and December 31, 2020, respectively	80,235	74,191
Inventory	29,729	27,742
Prepaid expenses and other current assets	19,865	17,348
Total current assets	510,784	431,639
Non-current assets
Property and equipment, net	109,909	112,323
Goodwill	681,981	681,974
Other intangible assets, net	203,093	214,627
Other receivables	14,238	14,620
Other assets	19,809	21,996
Total non-current assets	1,029,030	1,045,540
Total assets	$1,539,814	$1,477,179
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Settlement liabilities	$198,316	$173,211
Accounts payable and accrued expenses	157,029	145,029
Current portion of long-term debt	1,250	1,250
Total current liabilities	356,595	319,490
Non-current liabilities
Long-term debt, less current portion	1,128,815	1,128,003
Deferred tax liability, net	20,776	19,956
Other accrued expenses and liabilities	16,096	17,628
Total non-current liabilities	1,165,687	1,165,587
Total liabilities	1,522,282	1,485,077
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized and 112,852 and 87,651 shares issued and outstanding at March 31, 2021, respectively, and 111,872 and 86,683 shares issued and outstanding at December 31, 2020, respectively	113	112
Additional paid-in capital	471,902	466,614
Accumulated deficit	(274,086)	(294,620)
Accumulated other comprehensive loss	(1,412)	(1,191)
Treasury stock, at cost, 25,202 and 25,190 shares at March 31, 2021 and December 31, 2020, respectively	(178,985)	(178,813)
Total stockholders’ equity (deficit)	17,532	(7,898)
Total liabilities and stockholders’ equity (deficit)	$1,539,814	$1,477,179

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$20,534	$(13,454)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	16,177	16,243
Amortization	14,715	19,324
Non-cash lease expense	1,196	1,056
Amortization of financing costs and discounts	1,172	854
Loss on sale or disposal of assets	743	87
Accretion of contract rights	2,318	2,170
Provision for credit losses	1,999	3,750
Deferred income taxes	820	(1,175)
Reserve for inventory obsolescence	467	362
Loss on extinguishment of debt	—	7,378
Stock-based compensation	3,005	2,483
Changes in operating assets and liabilities:
Settlement receivables	14,832	67,604
Trade and other receivables	(7,673)	15,846
Inventory	(2,438)	(13,131)
Prepaid expenses and other assets	(1,863)	856
Settlement liabilities	25,105	(221,832)
Accounts payable and accrued expenses	20,497	(19,257)
Net cash provided by (used in) operating activities	111,606	(130,836)
Cash flows from investing activities
Capital expenditures	(20,035)	(22,507)
Acquisitions, net of cash acquired	(10,000)	(10,000)
Proceeds from sale of property and equipment	80	30
Placement fee agreements	—	(585)
Net cash used in investing activities	(29,955)	(33,062)
Cash flows from financing activities
Repayments of incremental term loan	(313)	—
Proceeds from revolving credit facility	—	35,000
Repayments of existing term loan	—	(13,500)
Repayments of unsecured notes	—	(89,619)
Fees associated with debt transactions	—	(6,491)
Proceeds from exercise of stock options	2,285	1,642
Treasury stock	(173)	(42)
Net cash provided by (used in) financing activities	1,799	(73,010)
Effect of exchange rates on cash and cash equivalents	(120)	(2,592)
Cash, cash equivalents and restricted cash
Net increase (decrease) for the period	83,330	(239,500)
Balance, beginning of the period	252,349	296,610
Balance, end of the period	$335,679	$57,110

See notes to unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2021	2020
Supplemental cash disclosures
Cash paid for interest	$12,026	$10,855
Cash refunded for income tax, net	(197)	(78)
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$2,786	$4,488
Transfer of leased gaming equipment to inventory	1,407	5,529

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Treasury Stock	Equity (Deficit)

Balance, January 1, 2020	109,493	$109	$445,162	$(212,940)	$(819)	$(177,524)	$53,988
Net loss	—	—	—	(13,454)	—	—	(13,454)
Foreign currency translation	—	—	—	—	(1,958)	—	(1,958)
Stock-based compensation expense	—	—	4,173	—	—	—	4,173
Exercise of options	298	1	1,641	—	—	—	1,642
Restricted share vesting and withholding	15	—	—	—	—	(42)	(42)
Balance, March 31, 2020	109,806	$110	$450,976	$(226,394)	$(2,777)	$(177,566)	$44,349

Balance, January 1, 2021	111,872	$112	$466,614	$(294,620)	$(1,191)	$(178,813)	$(7,898)
Net income	—	—	—	20,534	—	—	20,534
Foreign currency translation	—	—	—	—	(221)	—	(221)
Stock-based compensation expense	—	—	3,005	—	—	—	3,005
Exercise of warrants	378	—	—	—	—	—	—
Exercise of options	561	1	2,284	—	—	—	2,285
Restricted share vesting and withholding	41		(1)	—	—	(172)	(173)
Balance, March 31, 2021	112,852	$113	$471,902	$(274,086)	$(1,412)	$(178,985)	$17,532

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In this filing, we refer to: (i) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements;” (ii) our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as our “Statements of Operations;” and (iii) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets.”
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
Everi is a leading supplier of entertainment and trusted technology solutions for the casino and digital gaming industry. Everi’s mission is to be the industry leader by reimagining the gaming experience. With a focus on player engagement and helping casino customers operate more efficiently, the Company develops entertaining game content and gaming machines, gaming systems, and services for land-based and iGaming operators. The Company is also the preeminent provider of trusted financial technology solutions that power the casino floor while improving operational efficiencies and fulfilling regulatory compliance requirements, including products and services that facilitate convenient and secure cash and cashless financial transactions, self-service player loyalty tools and applications, and regulatory and intelligence software.
Everi reports its financial performance, and organizes and manages its operations, across the following two business segments: (i) Games and (ii) FinTech.
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
Everi FinTech provides gaming operators with financial technology products and services, including: financial access and deposit-based services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels along with related loyalty and marketing tools, and other information-related products and services. In addition, we provide an end-to-end security suite to protect against cyber-related attacks and maintain the necessary secured environments to maintain compliance with applicable regulatory requirements. These solutions include: access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card financial access transactions, and point of sale (“POS”) debit card purchases at casino cages, kiosk and mobile POS devices; federally insured deposit accounts for the CashClub Wallet, check warranty services, self-service ATMs and fully integrated kiosk and maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings.
With respect to our FinTech business, we have made the following updates to certain of our financial statement descriptions, where applicable: (i) “Cash access services” has become “Financial access services;” (ii) “ATM” has been renamed “Funds dispensed;” (iii) “Equipment” has been changed to “Hardware;” and (iv) “Information services and other” has been revised to “Software and other.” These naming convention changes better represent how our business has evolved.
Impact of Coronavirus Disease 2019 (“COVID-19”) Pandemic
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, temporarily lowered equity market valuations, created significant volatility in the financial markets, increased unemployment levels, caused temporary, and in certain cases, permanent closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments, and as a result, our operations experienced significant disruptions in the first three quarters of 2020. At the immediate onset of the COVID-19 pandemic, we were affected by various measures, including, but not limited to: the institution of social distancing and sheltering-in-place requirements in many states and communities where we operate, which significantly impacted demand for our products and services, and resulted in office closures, the furlough of a majority of our employees, the implementation of temporary base salary reductions for our employees and the implementation of a work-from-home policy.

Since the onset of COVID-19, we have implemented measures to mitigate our exposure throughout the global pandemic. While there may be further uncertainty facing our customers as a result of COVID-19, we continue to evaluate our business strategies and the impacts of the global pandemic on our results of operations and financial condition and make business decisions to mitigate further risk. It is unclear when, and if, customer volumes will consistently return to pre-COVID levels, the extent a resurgence of COVID-19 could result in the further or re-closure of casinos by federal, state, tribal or municipal governments and regulatory agencies or by the casino operators themselves in an effort to contain the COVID-19 global pandemic or mitigate its impact and the impact of vaccines on these matters; however, we continue to monitor the impacts of the global pandemic and make adjustments to our business, accordingly.

Industry conditions have improved as many of the casino properties that again temporarily closed operations in late 2020 began reopening in the first quarter of 2021. As of March 31, 2021, approximately 5% of casinos in the United States remained closed, according to the American Gaming Association. Our revenues, cash flows, and liquidity improved during the first quarter of 2021 as compared to the prior year on a sequential basis. At the onset of the pandemic, our customers implemented protocols intended to protect their patrons and guests from potential COVID-19 exposure and re-establish customer confidence in the gaming and hospitality industry. These measures included enhanced sanitization, limitations on public gathering and casino capacity, patron social distancing requirements, limitations on casino operations and amenities, of which have limited the number of patrons that are able or who desire to attend these venues. This has also impacted the pace at which demand for our products and services rebounds.
We expect that demand for our products and services will continue to be tempered in the short-term, to the extent gaming activity decreases at our customers’ locations or fails to increase at expected rates return to pre-pandemic levels and to the extent our customers decide to restrict their capital spending as a result of uncertainty in the industry, or otherwise. As a result, we continue to monitor and manage liquidity levels and we may, from time to time, evaluate available capital resource alternatives on acceptable terms to provide additional financial flexibility.
The impact of the COVID-19 pandemic also exacerbates the risks disclosed in our Annual Report, including, but not limited to: our ability to comply with the terms of our indebtedness, our ability to generate revenues, earn profits and maintain adequate liquidity, our ability to service existing and attract new customers, maintain our overall competitiveness in the market, the potential for significant fluctuations in demand for our services, overall trends in the gaming industry impacting our business, and potential volatility in our stock price, among other consequences such as cybersecurity exposure.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2020 Annual Report.
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
The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	Three Months Ended March 31,
	2021	2020
Contract assets(1)
Balance at January 1 — current	$9,240	$8,634
Balance at January 1 — non-current	8,321	6,774
Total	17,561	15,408
Balance at March 31 - current	9,796	8,559
Balance at March 31 - non-current	7,299	6,902
Total	17,095	15,461
(Decrease)/increase	$(466)	$53
Contract liabilities(2)
Balance at January 1 — current	$26,980	$28,510
Balance at January 1 — non-current	289	354
Total	27,269	28,864
Balance at March 31 - current	27,887	31,226
Balance at March 31 - non-current	98	185
Total	27,985	31,411
Increase	$716	$2,547
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
We recognized approximately $10.5 million and $11.0 million in revenue that was included in the beginning contract liability balance during the three months ended March 31, 2021 and 2020, respectively.
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
We recognize our Gaming Operations revenue based on criteria set forth in ASC 842 or ASC 606, as applicable. The amount of lease revenue included in our Gaming Operations revenues and recognized under ASC 842 was approximately $40.8 million and $34.0 million for the three months ended March 31, 2021 and 2020, respectively.

FinTech Revenues
Our FinTech products and services include solutions that we offer to gaming establishments to provide their patrons with financial access and deposit-based services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels along with related loyalty and marketing tools, and other information-related products and services. In addition, we provide an end-to-end security suite to protect against cyber-related attacks and maintain the necessary secured environments to maintain compliance with applicable regulatory requirements. These solutions include: access to cash and cashless funding at gaming facilities via ATM debit withdrawals, credit card financial access transactions, and POS debit card purchases at casino cages, kiosk and mobile POS devices; federally insured deposit accounts for the CashClub Wallet, check warranty services, self-service ATMs and fully integrated kiosk and maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings. We conduct our FinTech segment business based on results generated from the following major revenue streams: (i) Financial Access Services; (ii) Software and Other; and (iii) Hardware.
Hardware revenues are derived from the sale of our financial access and loyalty kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet the definition of a sales type or direct financing lease, which are accounted for under ASC 842. We did not have any new financial access kiosk and related equipment sales contracts accounted for under ASC 842 during the three months ended March 31, 2021 and 2020.
Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer agreements; (ii) deposits held in connection with a sponsorship agreement; (iii) wide area progressive (“WAP”)-related restricted funds; and (iv) internet-related financial access activities. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended March 31, 2021 (in thousands).

	Classification on our Balance Sheets	At March 31, 2021	At December 31, 2020
Cash and cash equivalents	Cash and cash equivalents	$335,133	$251,706
Restricted cash - current	Prepaid expenses and other current assets	445	542
Restricted cash - non-current	Other assets	101	101
Total		$335,679	$252,349
Allowance for Credit Losses
We continually evaluate the collectability of outstanding balances and maintain an allowance for credit losses related to our trade and other receivables and notes receivable that have been determined to have a high risk of uncollectability, which represents our best estimates of the current expected credit losses to be incurred in the future. To derive our estimates, we analyze historical collection trends and changes in our customer payment patterns, current and expected conditions and market trends along with our operating forecasts, concentration, and creditworthiness when evaluating the adequacy of our allowance for credit losses. In addition, with respect to our check warranty receivables, we are exposed to risk for the losses associated with warranted items that cannot be collected from patrons issuing these items. We evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the current expected credit losses related to these receivables. The provision for doubtful accounts receivable is included within operating expenses and the check warranty loss reserves are included within financial access services cost of revenues in the Statements of Operations.
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
Our reporting units are identified as operating segments or one level below. Reporting units must: (i) engage in business activities from which they earn revenues and incur expenses; (ii) have operating results that are regularly reviewed by our segment management to ascertain the resources to be allocated to the segment and assess its performance; and (iii) have discrete financial information available. As of March 31, 2021, our reporting units included: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Loyalty Sales and Services.
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of long-term accounts payable is estimated by discounting the total obligation using the appropriate interest rates. As of March 31, 2021 and December 31, 2020, the fair value of trade and loan receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (dollars in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
March 31, 2021
Term loan	2	$731,749	$735,500
Incremental term loan	2	$130,886	$124,063
Senior unsecured notes	2	$296,454	$285,381
December 31, 2020
Term loan	2	$729,138	$735,500
Incremental term loan	2	$129,972	$124,375
Senior unsecured notes	2	$296,083	$285,381
Our borrowings’ fair values were determined using Level 2 inputs based on quoted market prices for these securities.
Reclassification of Prior Year Balances
Reclassifications were made to prior-period Financial Statements to conform to the current period presentation, where applicable.

Recent Accounting Guidance
Recently Adopted Accounting Guidance

Standard	Description	Date of Adoption	Effect on Financial Statements
Accounting Standard Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This ASU simplifies the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and adds guidance to reduce the complexity of applying Topic 740.	January 1, 2021	The adoption of this ASU did not have a material effect on our Financial Statements or on our disclosures.
Recent Accounting Guidance Not Yet Adopted
As of March 31, 2021, we did not identify recently issued accounting guidance that would have a significant impact on our consolidated financial statements.
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
Lessee
We enter into operating lease agreements for real estate purposes that generally consist of buildings for office space and warehouses for manufacturing purposes. Certain of our lease agreements consist of rental payments that are periodically adjusted for inflation. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. Our lease agreements do not generally provide explicit rates of interest; therefore, we use our incremental collateralized borrowing rate, which is based on a fully collateralized and fully amortizing loan with a maturity date the same as the length of the lease that is based on the information available at the commencement date to determine the present value of lease payments. Leases with an expected term of 12 months or less (short-term) are not accounted for on our Balance Sheets. As of March 31, 2021 and December 31, 2020, our finance leases are immaterial.
Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At March 31, 2021	At December 31, 2020
Assets
Operating lease ROU assets	Other assets, non-current	$14,907	$16,104
Liabilities(1)
Current operating lease liabilities	Accounts payable and accrued expenses	$5,605	$5,649
Non-current operating lease liabilities	Other accrued expenses and liabilities	$14,798	$16,077

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for:
Long-term operating leases	$1,625	$1,299
Short-term operating leases	$430	$489
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	$—	$704
(1) The amounts are presented net of current year terminations and exclude amortization for the period.
Other information related to lease terms and discount rates is as follows:

	At March 31, 2021	At December 31, 2020
Weighted Average Remaining Lease Term (in years):
Operating leases	4.03	4.16
Weighted Average Discount Rate:
Operating leases	5.15%	5.16%
Components of lease expense, which are included in operating expenses, are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating Lease Cost:
Operating lease cost (1)	$1,460	$1,372
Variable lease cost	$250	$445
(1) The amount includes approximately $1.2 million and $1.1 million in non-cash lease expense for the three months ended March 31, 2021 and 2020, respectively.

Maturities of lease liabilities are summarized as follows as of March 31, 2021 (in thousands):

Year Ending December 31,	Amount
2021 (excluding the three months ended March 31, 2021)	$4,936
2022	5,891
2023	4,414
2024	3,456
2025	2,889
Thereafter	1,043
Total future minimum lease payments	$22,629
Amount representing interest	2,226
Present value of future minimum lease payments	$20,403
Current operating lease obligations	5,605
Long-term lease obligations	$14,798

Lessor
We generate lease revenues primarily from our gaming operations activities, and the majority of our leases are month-to-month leases. Under these arrangements, we retain ownership of the electronic gaming machines (“EGMs”) installed at customer facilities. We receive recurring revenues based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. Such revenues are generated daily and are limited to the lesser of the net win per day generated by the leased gaming equipment or the fixed daily fee and the lease payments that have been collected from the lessee. Certain of our leases have terms and conditions with options for a lessee to purchase the underlying assets. Refer to "Note 9 - Property and Equipment" for details of our rental pool assets cost and accumulated depreciation.
We did not have any new sales transactions that qualified for sales-type lease accounting treatment during the three months ended March 31, 2021 and 2020. Our interest income recognized in connection with sales-type leases executed in the prior periods is immaterial.
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At March 31, 2021	At December 31, 2020
Assets
Net investment in sales-type leases — current	Trade and other receivables, net	$1,258	$1,397
Net investment in sales-type leases — non-current	Other receivables	$575	$803

4. BUSINESS COMBINATIONS
We had no material acquisitions for the three months ended March 31, 2021.
Atrient, Inc.
On March 8, 2019, we acquired certain assets of Atrient, Inc. (“Atrient,” the “Seller”), a privately held company that developed and distributed hardware and software applications to gaming operators to enhance gaming patron loyalty, pursuant to an asset purchase agreement. This acquisition included existing contracts with gaming operators, technology, and intellectual property that allow us to provide gaming operators with self-service enrollment, loyalty and marketing equipment, a mobile application to offer a gaming operator’s patrons additional flexibility in accessing casino promotions, and a marketing platform that manages and delivers a gaming operator’s marketing programs through these patron interfaces. This acquisition expanded our financial technology solutions offerings within our FinTech segment. Under the terms of the asset purchase agreement, we paid the Seller $20.0 million at the closing of the transaction, $10.0 million one year following the closing and another $10.0 million during the three months ended March 31, 2021. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and were included in accounts payable and accrued expenses as of December 31, 2020.
Furthermore, an additional amount of approximately $10.0 million in contingent consideration was earned by the Seller based upon the achievement of certain revenue targets over the first two years post-closing. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and are remeasured each reporting period. The inputs used to measure the fair value of our liabilities are categorized as Level 3 in the fair value hierarchy. Contingent consideration liabilities as of March 31, 2021 and December 31, 2020 were approximately $10.0 million and $9.9 million, respectively, and were included in accounts payable and accrued expenses in our Balance Sheets as of March 31, 2021 and December 31, 2020, respectively.

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
In the second quarter of 2020, we entered into an amendment to the asset purchase agreement allowing us to remit the additional $5.0 million by July 1, 2020, which we paid in June 2020, with a final payment of $5.0 million due by July 1, 2021. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and were included in accounts payable and accrued expenses as of March 31, 2021 and December 31, 2020. The total consideration for this acquisition is expected to be approximately $25.0 million. The acquisition did not have a significant impact on our results of operations or financial condition.
5. FUNDING AGREEMENTS
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $0.7 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balance of funds provided from the third parties were approximately $451.0 million and $340.3 million as of March 31, 2021 and December 31, 2020, respectively.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash up to $300 million with the ability to increase the amount as defined within the agreement or otherwise permitted by the vault cash provider. The term of the agreement expires on June 30, 2023 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew.
We are responsible for losses of cash in the fund dispensing devices under this agreement, and we self-insure for this type of risk. There were no material losses for the three months ended March 31, 2021 and 2020.
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

The balance of trade and other receivables consisted of the following (in thousands):

	At March 31,	At December 31,
	2021	2020
Trade and other receivables, net
Games trade and loans receivables	$55,770	$44,794
FinTech trade and loans receivables	18,398	14,683
Contract assets(1)	17,095	17,561
Net investment in sales-type leases	1,833	2,200
Insurance settlement receivable(2)	—	7,650
Other receivables	1,377	1,923
Total trade and other receivables, net	94,473	88,811
Non-current portion of receivables
Games trade and loans receivables	(1,082)	(1,333)
FinTech trade and loans receivables	(5,282)	(4,163)
Contract assets(1)	(7,299)	(8,321)
Net investment in sales-type leases	(575)	(803)
Total non-current portion of receivables	(14,238)	(14,620)
Total trade and other receivables, current portion	$80,235	$74,191
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for a discussion on the contract assets.
(2) Refer to “Note 13 — Commitments and Contingencies” for a discussion on the insurance settlement receivable.
Allowance for Credit Losses
The activity in our allowance for credit losses for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning allowance for credit losses	$(3,689)	$(5,786)
Provision	(1,999)	(3,750)
Charge-offs and recoveries	1,239	3,943
Ending allowance for credit losses	$(4,449)	$(5,593)

7. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.
Inventory consisted of the following (in thousands):

	At March 31,	At December 31,
	2021	2020
Inventory
Component parts, net of reserves of $1,555 and $1,262 at March 31, 2021 and December 31, 2020, respectively	$21,956	$21,560
Work-in-progress	2,408	182
Finished goods	5,365	6,000
Total inventory	$29,729	$27,742

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
The balance of the current portion of prepaid expenses and other assets consisted of the following (in thousands):

	At March 31,	At December 31,
	2021	2020
Prepaid expenses and other current assets
Prepaid expenses	$13,178	$11,282
Deposits	4,960	4,133
Restricted cash(1)	445	542
Other	1,282	1,391
Total prepaid expenses and other current assets	$19,865	$17,348
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for discussion on the composition of the restricted cash balance.
The balance of the non-current portion of other assets consisted of the following (in thousands):

	At March 31,	At December 31,
	2021	2020
Other assets
Operating lease ROU assets	$14,907	$16,104
Prepaid expenses and deposits	4,073	4,952
Debt issuance costs of revolving credit facility	220	267
Other	609	673
Total other assets	$19,809	$21,996

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (dollars in thousands):

		At March 31, 2021			At December 31, 2020
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-4	$223,409	$145,853	$77,556	$216,775	$136,975	$79,800
Rental pool - undeployed	2-4	22,769	17,636	5,133	21,974	16,680	5,294
FinTech equipment	1-5	31,985	20,460	11,525	33,349	21,947	11,402
Leasehold and building improvements	Lease Term	11,771	8,717	3,054	11,352	8,557	2,795
Machinery, office, and other equipment	1-5	45,981	33,340	12,641	45,085	32,053	13,032
Total		$335,915	$226,006	$109,909	$328,535	$216,212	$112,323
Depreciation expense related to property and equipment totaled approximately $16.2 million for both the three months ended March 31, 2021 and 2020.

10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $682.0 million at March 31, 2021 and December 31, 2020, respectively. We have the following reporting units: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Loyalty Sales and Services.
In accordance with ASC 350 (“Intangibles-Goodwill and Other”), we test goodwill at the reporting unit level, which is identified as an operating segment or one level below, for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
We test our goodwill for impairment on October 1 each year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The annual impairment test is completed using either: a qualitative “Step 0” assessment based on reviewing relevant events and circumstances or a quantitative “Step 1” assessment, which determines the fair value of the reporting unit, using both an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. To the extent the carrying amount of a reporting unit is less than its estimated fair value, an impairment charge is recorded.
There was no impairment identified for our goodwill for the three months ended March 31, 2021 and 2020.
Other Intangible Assets
Other intangible assets consist of the following (dollars in thousands):

		At March 31, 2021			At December 31, 2020
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	3-7	$60,561	$30,426	$30,135	$60,561	$28,108	$32,453
Customer contracts	3-14	71,975	55,633	16,342	71,975	54,407	17,568
Customer relationships	3-7	231,100	131,791	99,309	231,100	126,549	104,551
Developed technology and software	1-6	317,621	261,789	55,832	313,957	255,771	58,186
Patents, trademarks, and other	2-18	19,682	18,207	1,475	19,682	17,813	1,869
Total		$700,939	$497,846	$203,093	$697,275	$482,648	$214,627
Amortization expense related to other intangible assets was approximately $14.7 million and $19.3 million for the three months ended March 31, 2021 and 2020, respectively.
There were no placement fees for the three months ended March 31, 2021. We paid approximately $0.6 million in placement fees for the three months ended March 31, 2020.
We evaluate our other intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three months ended March 31, 2021 and 2020, there were no material write-downs of intangible assets.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (in thousands):

	At March 31,	At December 31,
	2021	2020
Accounts payable and accrued expenses
Trade accounts payable	$79,955	$54,531
Contract liabilities	27,887	26,980
Contingent consideration and acquisition-related liabilities(1)	14,935	24,674
Payroll and related expenses	14,924	13,357
Accrued interest	6,414	1,068
Operating lease liabilities	5,605	5,649
Other	3,288	3,605
Financial access processing and related expenses	2,634	1,109
Accrued taxes	1,387	1,329
Litigation accrual(2)	—	12,727
Total accounts payable and accrued expenses	$157,029	$145,029
(1) Refer to “Note 4 — Business Combinations.”
(2) Refer to “Note 13 — Commitments and Contingencies.”
12. LONG-TERM DEBT
The following table summarizes our outstanding indebtedness (dollars in thousands):

	Maturity	Interest	At March 31,	At December 31,
	Date	Rate	2021	2020
Long-term debt
$820 million Term Loan Facility	2024	LIBOR+2.75%	$735,500	$735,500
$125 million Incremental Term Loan Facility	2024	LIBOR+10.50%	124,063	124,375
$35 million Revolving Credit Facility	2022	LIBOR+4.50%	—	—
Senior Secured Credit Facilities			859,563	859,875
$375 million 2017 Unsecured Notes	2025	7.50%	285,381	285,381
Total debt			1,144,944	1,145,256
Debt issuance costs and discount			(14,879)	(16,003)
Total debt after debt issuance costs and discount			1,130,065	1,129,253
Current portion of long-term debt			(1,250)	(1,250)
Total long-term debt, net of current portion			$1,128,815	$1,128,003
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

On February 2, 2021, we entered into the Fifth Amendment to our existing Credit Agreement, which reduced the LIBOR and Base Rate floor components of the interest rate of our First Lien Term Loan by 0.25% from 1.00% to 0.75% and from 2.00% to 1.75%, respectively, with the LIBOR and Base Rate margins unchanged at 2.75% and 1.75%, respectively. The First Lien Term Loan under the Credit Agreement will be subject to a prepayment premium of 1.00% of the principal amount repaid for any voluntary prepayment or mandatory prepayment with proceeds of debt that has a lower effective yield than the repriced First Lien Term Loan or any amendment to the repriced First Lien Term Loan that reduces the interest rate thereon, in each case, to the extent occurring within six months of the effective date of the Amendment. The maturity of the First Lien Term Loan remains May 9, 2024, and no changes were made to the financial covenants or other debt repayment terms.
The weighted average interest rate on the Term Loan was 3.59% for the three months ended March 31, 2021. The weighted average interest rate on the Incremental Term Loan Credit Facility was 11.50% for the three months ended March 31, 2021.
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
The Incremental Term Loan Credit Agreement contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with our affiliates. The Incremental Term Loan Credit Agreement also requires us, together with our subsidiaries, to comply with a maximum consolidated secured leverage ratio.
In connection with the issuance of the Incremental Term Loan on April 21, 2020, we also issued warrants to Sagard Credit Partners, LP and Sagard Credit Partners (Cayman), LP (collectively, “Sagard”) to acquire 184,670 and 40,330 shares of our common stock, respectively, with an exercise price equal to $5.37 per share. The warrants were issued in connection with the Incremental Term Loan as further consideration based on the level of participation in the arrangement by Sagard. The warrants were to expire on the fifth anniversary of the date of issuance. The number of shares issuable pursuant to the warrants and the warrant exercise price were subject to adjustment for stock splits, reverse stock splits, stock dividends, recapitalization, mergers and certain other events. In March 2021, the outstanding warrants issued to Sagard were exercised in full.
Senior Unsecured Notes
Our Senior Unsecured Notes (the “2017 USN”) originally issued in an aggregate principal amount of $375.0 million had an outstanding balance of approximately $285.4 million as of March 31, 2021, for which interest accrues at a rate of 7.50% per annum and is payable semi-annually in arrears on each June 15 and December 15.
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the Senior Secured Credit Facilities and the 2017 Unsecured Notes as of March 31, 2021.
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
We accrued approximately $14.0 million for the legal contingencies in December 2019 in connection with Fair and Accurate Credit Transactions Act (“FACTA”)-related matters based on ongoing settlement negotiations by and among the various plaintiffs described in the FACTA-related matters discussion below and Everi by and on behalf of itself and Everi FinTech. We expected to recover approximately $7.7 million of the amount accrued from certain of our insurance providers in 2021, for which we had recorded an insurance settlement receivable included within trade and other receivables, net on our Balance Sheets. In addition, we are seeking relief from Peleus Insurance Company pursuant to the provisions of our policy. See below for discussion of Everi Payments Inc. and Everi Holdings Inc. v. Peleus Insurance Company case.
In the first quarter of 2021, we entered into a settlement agreement and received funds from our third-tier insurance carrier in the amount of approximately $1.9 million related to the FACTA matters. We recorded these proceeds against our operating expenses in our Statements of Operations for the first quarter of 2021. In total, the receivables expected have been received in full and the expenses accrued have been paid in full, which resulted in total funds received from our insurance providers of approximately $9.6 million and a net charge of approximately $4.4 million to our Statements of Operations, of which approximately $6.3 million was recorded in December 2019, offset by the reduction of operating expenses of $1.9 million received and recorded in the first quarter of 2021.
We did not have any new material legal matters that were accrued as of March 31, 2021.
FACTA-related matters:
Geraldine Donahue, et. al. v. Everi FinTech, et. al. (“Donahue”) is a putative class action matter filed on December 12, 2018, in the Circuit Court of Cook County, Illinois County Division, Chancery Division. The original defendant was dismissed and the Company was substituted as the defendant on April 22, 2019. Plaintiff, on behalf of himself and others similarly situated, alleges that Everi FinTech and the Company (i) have violated certain provisions of FACTA by their failure, as agent to the original defendant, to properly truncate patron credit card numbers when printing financial access receipts as required under FACTA, and (ii) have been unjustly enriched through the charging of service fees for transactions conducted at the original defendant’s facilities. Plaintiff sought an award of statutory damages, attorney’s fees, and costs. The parties settled this matter on a nationwide class basis. The settlement has since received final approval from the court, and Everi has paid all funds required pursuant to the settlement. Distributions to class members are in process, and a final hearing is set for October 4, 2021, to report to the court on the distribution metrics and determine what remaining unclaimed funds, if any, may be distributed to a nonprofit charitable organization as necessary.
Everi Payments Inc. and Everi Holdings Inc. v. Peleus Insurance Company is a civil action filed by the Company on January 28, 2020, in the District Court, Clark County, Nevada alleging defendant breached its contractual obligations under an excess insurance policy when it denied the Company coverage of the FACTA-related matters described above. Everi FinTech and the Company are seeking actual and consequential damages for breach of contract, costs, attorney’s fees, and other fees and expenses incurred by Everi FinTech and the Company, up to and including amounts related to the settlement in Donahue. On February 16, 2021, the parties entered into a Confidential Settlement Agreement and Release resolving this matter. We received the funds from the insurance carrier and a final court order dismissing this matter with prejudice in the first quarter of 2021.
NRT matter:
NRT Technology Corp., et. al. v. Everi Holdings Inc., et. al. is a civil action filed on April 30, 2019 against the Company and Everi FinTech in the United States District Court for the District of Delaware by NRT Technology Corp. and NRT Technology, Inc., alleging monopolization of the market for unmanned, integrated kiosks in violation of federal antitrust laws, fraudulent procurement of patents on functionality related to such unmanned, integrated kiosks and sham litigation related to prior litigation brought by Everi FinTech (operating as Global Cash Access Inc.) against the plaintiff entities. Plaintiffs seek compensatory damages, treble damages, and injunctive and declaratory relief. This case is in the early stages of discovery. We are currently unable to determine the probability of the outcome or estimate the range of reasonably possible loss, if any, in this matter.

Zenergy Systems, LLC matter:
Zenergy Systems, LLC v. Everi Holdings Inc. is a civil action filed on May 29, 2020 against the Company in the United States District Court for the District of Nevada, Clark County by Zenergy Systems, LLC, alleging breach of contract, breach of a non-disclosure agreement, conversion, breach of the covenant of good faith and fair dealing, and breach of a confidential relationship related to a contract with Everi that expired in November 2019. The plaintiff is seeking compensatory and punitive damages. Everi has counterclaimed against Zenergy alleging breach of contract, breach of implied covenant of good faith and fair dealing, and for declaratory relief. The case is in early stages of discovery process. We are currently unable to determine the probability of the outcome or estimate the range of reasonably possible loss, if any, in this matter.
In addition, we have commitments with respect to certain lease obligations discussed in “Note 3 — Leases” and installment payments under our asset purchase agreements discussed in “Note 4 — Business Combinations.”
14. STOCKHOLDERS’ EQUITY
On February 28, 2020, our Board of Directors authorized and approved a new share repurchase program granting us the authority to repurchase an amount not to exceed $10.0 million of outstanding Company common stock with no minimum number of shares that the Company is required to repurchase. This repurchase program commenced in the first quarter of 2020 and authorizes us to buy our common stock from time to time in open market transactions, block trades or in private transactions in accordance with trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods, including compliance with the Company’s finance agreements. The share repurchase program is subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, and may be suspended or discontinued at any time without prior notice. In light of COVID-19, we have suspended our share repurchase program. There were no share repurchases during the three months ended March 31, 2021 and 2020, respectively.
15. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of shares of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted average shares
Weighted average number of common shares outstanding - basic	86,984	84,624
Potential dilution from equity awards(1)	10,984	—
Weighted average number of common shares outstanding - diluted(1)	97,968	84,624
(1) For the three months ended March 31, 2021, there were no shares that were anti-dilutive under the application of the treasury stock method. We were in a net loss position for the three months ended March 31, 2020; therefore, no potential dilution from the application of the treasury stock method was applicable for the period.
16. SHARE-BASED COMPENSATION
Equity Incentive Awards
Generally, we grant the following types of awards: (i) time-based options; (ii) market-based options; (iii) time-based restricted stock units; and (iv) restricted stock units (“RSUs”) with either time- or performance-based stock units criteria. We estimate forfeiture amounts based on historical patterns.

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 31, 2020	10,261	4,250
Granted	—	50
Exercised options or vested shares	(561)	(41)
Canceled or forfeited	(3)	(15)
Outstanding, March 31, 2021	9,697	4,244
There are approximately 0.9 million awards of our common stock available for future equity grants under our existing equity incentive plans as of March 31, 2021.
17. INCOME TAXES
The income tax provision for the three months ended March 31, 2021, reflected an effective income tax rate of 5.5%, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for our deferred tax assets and the benefit from both stock option exercises and from a research credit. The decrease in our valuation allowance was primarily due to book income earned during the period. The income tax benefit for the three months ended March 31, 2020 reflected an effective income tax rate of 6.9%, which was less than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance due to book loss incurred during the period, partially offset by certain indefinite lived deferred tax assets that can be offset against our indefinite lived deferred tax liabilities.
We have analyzed filing positions in all of the federal, state, and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of March 31, 2021, we recorded approximately $1.7 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. We have not accrued any penalties and interest for our unrecognized tax benefits. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Operations.
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
•The FinTech segment provides solutions directly to gaming establishments to offer their patrons financial access-related services and products, including: access to cash and cashless funding at gaming facilities via debit withdrawals; credit card financial access transactions and POS debit card financial access transactions; check warranty services; kiosks for financial access and other services; self-service enrollment, loyalty and marketing equipment; maintenance services; compliance, audit, and data software; casino credit data and reporting services, and other ancillary offerings.
Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we record depreciation and amortization expenses to the business segments.
Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.

The following tables present segment information (in thousands)*:

	Three Months Ended March 31,
	2021	2020
Games
Revenues
Gaming operations	$58,141	$45,686
Gaming equipment and systems	17,988	11,583
Gaming other	22	21
Total revenues	76,151	57,290
Costs and expenses
Cost of revenues(1)
Gaming operations	4,759	4,545
Gaming equipment and systems	10,307	6,824
Cost of revenues	15,066	11,369
Operating expenses	14,595	14,805
Research and development	5,667	6,195
Depreciation	14,563	14,728
Amortization	10,984	15,585
Total costs and expenses	60,875	62,682
Operating income (loss)	$15,276	$(5,392)
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Three Months Ended March 31,
	2021	2020
FinTech
Revenues
Financial access services	$38,712	$36,973
Software and other	17,246	12,694
Hardware	7,004	6,351
Total revenues	62,962	56,018
Costs and expenses
Cost of revenues(1)
Financial access services	1,473	3,555
Software and other	1,004	873
Hardware	4,028	3,891
Cost of revenues	6,505	8,319
Operating expenses	23,448	24,467
Research and development	2,746	2,160
Depreciation	1,614	1,515
Amortization	3,731	3,739
Total costs and expenses	38,044	40,200
Operating income	$24,918	$15,818
(1)  Exclusive of depreciation and amortization.
* Rounding may cause variances.

	At March 31,	At December 31,
	2021	2020
Total assets
Games	$816,563	$811,523
FinTech	723,251	665,656
Total assets	$1,539,814	$1,477,179
Major customers. No single customer accounted for more than 10% of our revenues for the three months ended March 31, 2021 and 2020. Our five largest customers accounted for approximately 18% and 15% of our revenues for the three months ended March 31, 2021 and 2020, respectively.
19. SUBSEQUENT EVENTS
As of the filing date, we had not identified, and were not aware of, any subsequent events for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this filing, we refer to: (i) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements;” (ii) our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as our “Statements of Operations;” (iii) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets;” and (iv) our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “Results of Operations.”
Cautionary Information Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “goal,” “target,” “future,” “estimate,” “expect,” “anticipate,” “intend,” “aim to,” “can,” “could,” “plan,” “believe,” “seek,” “project,” “may,” “should,” “designed to,” or “will” and similar expressions to identify forward-looking statements. Examples of forward-looking statements include, among others, statements regarding trends, developments, and uncertainties impacting our business, as well as statements regarding expectations for the re-opening of casinos including the related public health confidence and availability of discretionary spending income of casino patrons and our ability to withstand the current disruption, to further product innovation, to address customer needs in the new and evolving operating environment, to regain revenue, earnings, and cash flow momentum and to enhance shareholder value in the long-term. Forward-looking statements are subject to additional risks and uncertainties, including those set forth under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our current and periodic reports filed with the Securities and Exchange Commission (the “SEC”), including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), and are based on information available to us on the date hereof. Such risks and uncertainties could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: our ability to generate profits in the future and to create incremental value for shareholders; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions or alliances consistent with our forecasts in order to achieve future growth; our ability to execute on key initiatives and deliver ongoing improvements; expectations regarding growth for the Company’s installed base and daily win per unit; expectations regarding placement fee arrangements; inaccuracies in underlying operating assumptions; the impact of the ongoing Coronavirus Disease 2019 (“COVID-19”) global pandemic on our business, operations and financial condition, including (i) actions taken by federal, state, tribal and municipal governmental and regulatory agencies to contain the COVID-19 public health emergency or mitigate its impact, (ii) the direct and indirect economic effects of COVID-19 and measures to contain it, including directives, orders or similar actions by federal, state, tribal and municipal governmental and regulatory agencies to regulate freedom of movement and business operations such as travel restrictions, border closures, business closures, limitations on public gatherings, quarantines and shelter-in-place orders as well as re-opening guidance related to capacity restrictions for casino operations, social distancing, hygiene and re-opening safety protocols, and (iii) potential adverse reactions or changes to employee relationships in response to the furlough and salary reduction actions taken in response to COVID-19; changes in global market, business, and regulatory conditions arising as a result of the COVID-19 global pandemic; our history of net losses and our ability to generate profits in the future; our substantial leverage and the related covenants that restrict our operations; our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures; our ability to withstand unanticipated impacts of a pandemic outbreak of uncertain duration; our ability to withstand the loss of revenue during the closure of our customers’ facilities; our ability to maintain our current customers; expectations regarding customers’ preferences and demands for future product and service offerings; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to comply with the Europay, MasterCard, and Visa global standard for cards equipped with security chip technology; our ability to successfully introduce new products and services, including third-party licensed content; gaming establishment and patron preferences; failure to control product development costs and create successful new products; anticipated sales performance; our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises; national and international economic and industry conditions; changes in gaming regulatory, card association, and statutory requirements; regulatory and licensing difficulties, competitive pressures and changes in the competitive environment; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; technological obsolescence and our ability to adapt to evolving technologies; our ability to comply with our debt covenants and service outstanding debt; employee turnover; and other statements that are not historical facts. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized.

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
This Quarterly Report on Form 10-Q should be read in conjunction with our most recent Annual Report and the information included in our other press releases, reports, and other filings with the SEC. Understanding the information contained in these filings is important in order to fully understand our reported financial results and our business outlook for future periods.
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
Everi FinTech provides gaming operators with financial technology products and services, including: (i) services and equipment that facilitate casino patron’s self-service access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card financial access transactions and point-of-sale (“POS”) debit card purchase and financial access transactions; (ii) check warranty services; (iii) self-service loyalty enrollment and marketing equipment, including promotion management software and tools; (iv) software and services that improve credit decision making, automate cashier operations, and enhance patron marketing activities for gaming establishments; (v) equipment that provides financial access and other cash handling efficiency-related services; and (vi) compliance, audit, and data solutions.
With respect to our FinTech business, we have made the following updates to certain of our financial statement descriptions, where applicable: (i) “Cash access services” has become “Financial access services;” (ii) “ATM” has been renamed “Funds dispensed;” (iii) “Equipment” has been changed to “Hardware;” and (iv) “Information services and other” has been revised to “Software and other.” These naming convention changes better represent how our business has evolved.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, temporarily lowered equity market valuations, created significant volatility in the financial markets, increased unemployment levels, caused temporary, and in certain cases, permanent closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments, and as a result, our operations experienced significant disruptions in the first three quarters of 2020. At the immediate onset of the COVID-19 pandemic, we were affected by various measures, including, but not limited to: the institution of social distancing and sheltering-in-place requirements in many states and communities where we operate, which significantly impacted demand for our products and services, and resulted in office closures, the furlough of a majority of our employees, the implementation of temporary base salary reductions for our employees and the implementation of a work-from-home policy.
Since the onset of COVID-19, we have implemented measures to mitigate our exposure throughout the global pandemic. While there may be further uncertainty facing our customers as a result of COVID-19, we continue to evaluate our business strategies and the impacts of the global pandemic on our results of operations and financial condition and make business decisions to mitigate further risk. It is unclear when, and if, customer volumes will consistently return to pre-COVID levels, the extent a resurgence of COVID-19 could result in the further or re-closure of casinos by federal, state, tribal or municipal governments and regulatory agencies or by the casino operators themselves in an effort to contain the COVID-19 global pandemic or mitigate its impact and the impact of vaccines on these matters; however, we continue to monitor the impacts of the global pandemic and make adjustments to our business, accordingly.

Industry conditions have improved as many of the casino properties that again temporarily closed operations in late 2020 began reopening in the first quarter of 2021. As of March 31, 2021, approximately 5% of casinos in the United States remained closed, according to the American Gaming Association. Our revenues, cash flows, and liquidity improved during the first quarter of 2021 as compared to the prior year on a sequential basis. At the onset of the pandemic, our customers implemented protocols intended to protect their patrons and guests from potential COVID-19 exposure and re-establish customer confidence in the gaming and hospitality industry. These measures included enhanced sanitization, limitations on public gathering and casino capacity, patron social distancing requirements, limitations on casino operations and amenities, of which have limited the number of patrons that are able or who desire to attend these venues. This has also impacted the pace at which demand for our products and services rebounds.
We expect that demand for our products and services will continue to be tempered in the short-term, to the extent gaming activity decreases at our customers’ locations or fails to increase at expected rates return to pre-pandemic levels and to the extent our customers decide to restrict their capital spending as a result of uncertainty in the industry, or otherwise. As a result, we continue to monitor and manage liquidity levels and we may, from time to time, evaluate available capital resource alternatives on acceptable terms to provide additional financial flexibility.
The impact of the COVID-19 pandemic also exacerbates the risks disclosed in our Annual Report, including, but not limited to: our ability to comply with the terms of our indebtedness, our ability to generate revenues, earn profits and maintain adequate liquidity, our ability to service existing and attract new customers, maintain our overall competitiveness in the market, the potential for significant fluctuations in demand for our services, overall trends in the gaming industry impacting our business, and potential volatility in our stock price, among other consequences such as cybersecurity exposure.
Additional Items Impacting Comparability of Results of Operations
Our financial statements included in this report reflect the following additional item impacting comparability of results of operations for the three months ended March 31, 2021, exclusive of the impact of COVID-19:
•During the first quarter of 2020, we completed a partial redemption payment of approximately $84.5 million of aggregate principal with respect to the 7.50% Senior Unsecured Notes due 2025 previously issued in December 2017 (the “2017 Unsecured Notes”) and an open market repurchase of approximately $5.1 million of aggregate principal with respect to the 2017 Unsecured Notes. The total outstanding principal balance of the 2017 Unsecured Notes following the redemption and repurchase transactions was approximately $285.4 million. We incurred a loss on extinguishment of debt of approximately $7.4 million, which consisted of a $6.4 million redemption premium related to the satisfaction and redemption of a portion of the 2017 Unsecured Notes, and non-cash charges for the accelerated amortization of debt issuance costs of approximately $1.1 million.
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

Results of Operations
Three months ended March 31, 2021 compared to three months ended March 31, 2020
The following table presents our Results of Operations as reported for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 (amounts in thousands)*:

	Three Months Ended
	March 31, 2021		March 31, 2020		2021 vs 2020
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$58,141	42%	$45,686	41%	$12,455	27%
Gaming equipment and systems	17,988	13%	11,583	10%	6,405	55%
Gaming other	22	—%	21	—%	1	5%
Games total revenues	76,151	55%	57,290	51%	18,861	33%
FinTech revenues
Financial access services	38,712	28%	36,973	32%	1,739	5%
Software and other	17,246	12%	12,694	11%	4,552	36%
Hardware	7,004	5%	6,351	6%	653	10%
FinTech total revenues	62,962	45%	56,018	49%	6,944	12%
Total revenues	139,113	100%	113,308	100%	25,805	23%
Costs and expenses
Games cost of revenues(1)
Gaming operations	4,759	3%	4,545	4%	214	5%
Gaming equipment and systems	10,307	8%	6,824	6%	3,483	51%
Games total cost of revenues	15,066	11%	11,369	10%	3,697	33%
FinTech cost of revenues(1)
Financial access services	1,473	1%	3,555	3%	(2,082)	(59)%
Software and other	1,004	1%	873	1%	131	15%
Hardware	4,028	3%	3,891	3%	137	4%
FinTech total cost of revenues	6,505	5%	8,319	7%	(1,814)	(22)%
Operating expenses	38,043	27%	39,272	36%	(1,229)	(3)%
Research and development	8,413	6%	8,355	7%	58	1%
Depreciation	16,177	12%	16,243	14%	(66)	—%
Amortization	14,715	10%	19,324	17%	(4,609)	(24)%
Total costs and expenses	98,919	71%	102,882	91%	(3,963)	(4)%
Operating income	40,194	29%	10,426	9%	29,768	286%
Other expenses
Interest expense, net of interest income	18,471	13%	17,499	15%	972	6%
Loss on extinguishment of debt	—	—%	7,378	7%	(7,378)	(100)%
Total other expenses	18,471	13%	24,877	22%	(6,406)	(26)%
Income (loss) before income tax	21,723	16%	(14,451)	(13)%	36,174	(250)%
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Three Months Ended
	March 31, 2021		March 31, 2020		2021 vs 2020
	$	%	$	%	$	%
Income tax provision (benefit)	1,189	1%	(997)	(1)%	2,186	(219)%
Net income (loss)	$20,534	15%	$(13,454)	(12)%	$33,988	(253)%
* Rounding may cause variances.
We experienced a certain level of recovery from the global pandemic, and as a result, our revenues, costs and expenses were stronger than expected in the current year period, as compared to the same period in the prior year, which were negatively impacted at the onset of COVID-19. There were approximately 5% of casinos in the United States that remained closed as of March 31, 2021, according to the American Gaming Association.
Revenues
Total revenues increased by approximately $25.8 million, or 23%, to approximately $139.1 million for the three months ended March 31, 2021, as compared to the same period in the prior year. This was primarily due to the higher Games and FinTech revenues described below.
Games revenues increased by approximately $18.9 million, or 33%, to approximately $76.2 million for the three months ended March 31, 2021, as compared to the same period in the prior year. This was primarily due to an increase in both the total number of units in our installed base and the average daily win per unit, particularly associated with a greater mix of premium units from our gaming operations revenues. In addition, we had an increase in both the number of machines sold and the average selling price per unit from our gaming equipment revenues.
FinTech revenues increased by approximately $6.9 million, or 12%, to approximately $63.0 million for the three months ended March 31, 2021, as compared to the same period in the prior year. This was primarily due to increased loyalty software sales and support solutions from our software and other revenues and higher transaction and dollar volumes from our financial access services revenues.
Costs and Expenses
Total costs and expenses decreased by approximately $4.0 million, or 4%, to approximately $98.9 million for the three months ended March 31, 2021, as compared to the same period in the prior year. Total costs decreased primarily due to our FinTech cost of revenues that decreased by approximately $1.8 million, or 22%, to approximately $6.5 million for the three months ended March 31, 2021, as compared to the same period in the prior year associated with improved margin performance, most notably from our check warranty solutions, partially offset by a proportional increase in the variable costs as a result of the additional loyalty solutions from our software and other revenues and higher check warranty transaction and dollar volumes from our financial access services revenues. The decrease in total costs and expenses were also partially offset by our Games cost of revenues that increased by approximately $3.7 million, or 33%, to approximately $15.1 million for the three months ended March 31, 2021, as compared to the same period in the prior year associated with the additional variable costs from the higher sale of machines included in our gaming and equipment systems cost of revenues as a result of the increase in the sale of machines.
Operating expenses decreased by approximately $1.2 million, or 3%, to approximately $38.0 million for the three months ended March 31, 2021, as compared to the same period in the prior year. This was primarily due to a recovery of a disputed payment associated with the Fair and Accurate Credit Transactions Act legal matter received from an insurance carrier of approximately $1.9 million. This recovery was offset by approximately $0.8 million of additional legal fees related to the settlement and collection of this recovery for our FinTech segment.
Research and development expenses of approximately $8.4 million were relatively consistent for the three months ended March 31, 2021, as compared to the same period in the prior year.
Depreciation expenses of approximately $16.2 million were relatively consistent for the three months ended March 31, 2021, as compared to the same period in the prior year.
Amortization expense decreased by approximately $4.6 million, or 24%, to approximately $14.7 million for the three months ended March 31, 2021, as compared to the same period in the prior year. This was primarily due to intangible assets recorded in connection with the acquisition of the Games business being fully amortized.

Primarily as a result of the factors described above, our operating income increased by approximately $29.8 million, or 286%, as compared to the same period in the prior year. The operating income margin was 29% for the three months ended March 31, 2021 compared to 9% for the same period in the prior year.
Interest expense, net of interest income, increased by approximately $1.0 million, or 6%, to approximately $18.5 million for the three months ended March 31, 2021, as compared to the same period in the prior year. This was primarily due to: (i) the debt issuance costs incurred in connection with the Fifth Amendment to the existing Credit Agreement in the first quarter of 2021; (ii) the amortization of debt issuance costs incurred in connection with the Fourth Amendment to the existing Credit Agreement and entering into the Incremental Term Loan Credit Agreement in the second quarter of 2020; (iii) the additional Incremental Term Loan debt incurred with less favorable variable interest rates in effect; (iv) the accretion of interest related to the acquisition of certain assets from Atrient and Micro Gaming Technologies, Inc. in the prior year; and (iv) a reduction in interest income earned. The increase in interest expense, net of interest income, was partially offset by lower debt balances, more favorable variable interest rates in effect for certain of our debt instruments and reductions to the interest rate on our First Lien Term Loan as a result of repricing transactions.
Loss on extinguishment of debt was approximately $7.4 million for the three months ended March 31, 2020 as a result of the redemption and repurchase transactions related to the 2017 Unsecured Notes.
The income tax provision was $1.2 million for the three months ended March 31, 2021, as compared to an income tax benefit of $1.0 million for the same period in the prior year. The income tax provision reflected an effective income tax rate of 5.5% for the three months ended March 31, 2021, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance due to book income during the period, and the benefit from both stock option exercises and from a research credit. The income tax benefit reflected an effective income tax rate of 6.9% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance due to book loss incurred during the period, partially offset by certain indefinite lived deferred tax assets that can be offset against our indefinite lived deferred tax liabilities.
Primarily as a result of the factors described above, we had net income of approximately $20.5 million for the three months ended March 31, 2021. We had a net loss of approximately $13.5 million for the three months ended March 31, 2020.
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
Liquidity and Capital Resources
Overview
The following table presents an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At March 31,	At December 31
	2021	2020
Balance sheet data
Total assets	$1,539,814	$1,477,179
Total borrowings	1,130,065	1,129,253
Total stockholders’ equity (deficit)	17,532	(7,898)
Cash available
Cash and cash equivalents	$335,133	$251,706
Settlement receivables	45,822	60,652
Settlement liabilities	(198,316)	(173,211)
Net cash position(1)	182,639	139,147
Undrawn revolving credit facility	35,000	35,000
Net cash available(1)	$217,639	$174,147
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
Cash Resources
As of March 31, 2021, our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures on both a short- and long-term basis. Cash and cash equivalents at March 31, 2021 included cash in non-U.S. jurisdictions of approximately $11.5 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we may from time to time consider repatriating these foreign funds to the United States, subject to potential withholding tax obligations, based on operating requirements.
We expect that cash provided by operating activities will also be sufficient for our operating and debt servicing needs during the foreseeable future on both a short- and long-term basis. In addition, we have sufficient borrowings available under our senior secured revolving credit facility to meet further funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly available information. Based upon available information, we believe our lenders should be able to honor their commitments under the Credit Agreement (defined in “Note 12 — Long-term Debt”).

Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Three Months Ended March 31,		$ Change
	2021	2020	2021 vs 2020
Cash flow activities
Net cash provided by (used in) operating activities	$111,606	$(130,836)	$242,442
Net cash used in investing activities	(29,955)	(33,062)	3,107
Net cash provided by (used in) financing activities	1,799	(73,010)	74,809
Effect of exchange rates on cash and cash equivalents	(120)	(2,592)	2,472
Cash, cash equivalents and restricted cash
Net increase (decrease) for the period	83,330	(239,500)	322,830
Balance, beginning of the period	252,349	296,610	(44,261)
Balance, end of the period	$335,679	$57,110	$278,569
Cash flows provided by operating activities increased by approximately $242.4 million for the three months ended March 31, 2021, as compared to the same period in the prior year. This was primarily attributable to net income earned, as well as changes in working capital associated with settlement receivables and liabilities from our FinTech segment.
Cash flows used in investing activities decreased by approximately $3.1 million for the three months ended March 31, 2021, as compared to the same period in the prior year. This was primarily attributable to a decrease in capital expenditures in our Games segment.
Cash flows provided by financing activities increased by approximately $74.8 million for the three months ended March 31, 2021, as compared to the same period in the prior year. This was primarily attributable to the activities that occurred only in the prior year period with respect to debt related transactions.
Long-Term Debt
For additional information regarding our credit agreement and other debt as well as interest rate risk refer to Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk, “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements.
Contractual Obligations
There were no material changes to our commitments under contractual obligations as compared to those disclosed in our Annual Report, other than an increase to certain purchase obligations of approximately $16.5 million from those disclosed in our Annual Report and obligations discussed in “Note 3 — Leases,” “Note 4 — Business Combinations,” and “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements. We expect that cash provided by operating activities will be sufficient to meet such obligations during the foreseeable future.
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

Off-Balance Sheet Arrangements
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $0.7 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. The fund usage fees were significantly lower in the current reporting period as compared to the same period in the prior year as a result of a reduction in the target federal funds rate, on which the fund usage fees were determined. We are exposed to interest rate risk to the extent that the target federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balance of funds provided by the third-party vendors were approximately $451.0 million and $340.3 million as of March 31, 2021 and December 31, 2020, respectively.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, with Wells Fargo Bank, N.A. provides us with cash up to $300 million with the ability to increase the amount as defined within the agreement or otherwise permitted by the vault cash provider. The agreement currently expires on June 30, 2023 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew.
We are responsible for any losses of cash in the fund dispensing devices under this agreement, and we self-insure for this risk. There were no material losses related to this self-insurance for the three months ended March 31, 2021 and 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our reported market risks or risk management policies since the filing of our most recent Annual Report.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. Under the terms of these agreements, we pay a monthly fund usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of funds provided by the third-party vendors was approximately $451.0 million as of March 31, 2021; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $4.5 million impact on income before tax over a 12-month period.
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
The weighted average interest rate on the Term Loan was 3.59% for the three months ended March 31, 2021. Based upon the outstanding balance on the Term Loan of $735.5 million as of March 31, 2021, each 100 basis points increase in the applicable LIBOR would have a combined impact of approximately $7.4 million on interest expense over a 12-month period.
The weighted average interest rate on the Incremental Term Loan Credit Facility was 11.50% for the three months ended March 31, 2021, respectively. Based upon the outstanding balance on the Incremental Term Loan Credit Facility of $124.1 million as of March 31, 2021, each 100 basis points increase in the applicable LIBOR would have an impact of approximately $1.24 million on interest expense over a 12-month period.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and the principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021 such that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2021
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
A discussion of our legal proceedings is contained in “Note 13 — Commitments and Contingencies” in Part I, Item 1: Financial Statements.
Item 1A. Risk Factors.
We refer you to documents filed by us with the SEC; specifically, “Item 1A. Risk Factors” in our Annual Report, which identify material factors that make an investment in us speculative or risky and could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Information Regarding Forward-Looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying Financial Statements, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases and Withholding of Equity Securities

	Total Number of Shares Purchased (1) (in thousands)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Period
1/1/21 - 1/31/21	2.7	$13.51	—	—
2/1/21 - 2/28/21	4.1	$14.80	—	—
3/1/21 - 3/31/21	5.1	$14.60	—	—
Total	11.9	$14.42	—	—
(1)  Represents the shares of common stock that were withheld from restricted stock awards to satisfy the applicable tax withholding obligations incident to the vesting of such restricted stock awards. There are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the tax withholding obligations incident to the vesting of restricted stock awards.
(2)  Represents the average price per share of common stock withheld from restricted stock awards on the date of withholding.
(3) As discussed in “Note 14 — Stockholders’ Equity ” in Part I, Item 1: Financial Statements, the share repurchase program approved in February 2020 for up to $10.0 million was suspended and no repurchases occurred during the three months ended March 31, 2021 under the program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description

10.1
Fifth Amendment to Credit Agreement, dated February 2, 2021, among Everi Payments Inc., as borrower, Everi Holdings Inc., as parent, the subsidiary guarantors party thereto, and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on February 2, 2021 ).

10.2	Employment Agreement with Kate C. Lowenhar-Fisher, dated March 10, 2021 (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on March 15, 2021).

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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - – this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2021		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)