Form 10-Q
period 2021-06-30
Everi Holdings Inc.
filed 2021-08-04
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 2, 2021, there were 90,089,384 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings (loss) per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Games revenues
Gaming operations	$73,220	$13,859	$131,361	$59,545
Gaming equipment and systems	26,090	6,983	44,078	18,566
Gaming other	27	11	49	32
Games total revenues	99,337	20,853	175,488	78,143
FinTech revenues
Financial access services	44,840	10,034	83,552	47,007
Software and other	15,604	4,424	32,850	17,118
Hardware	12,801	3,404	19,805	9,756
FinTech total revenues	73,245	17,862	136,207	73,881
Total revenues	172,582	38,715	311,695	152,024
Costs and expenses
Games cost of revenues(1)
Gaming operations	5,342	1,681	10,101	6,226
Gaming equipment and systems	15,248	4,071	25,555	10,895
Gaming other	—	456	—	456
Games total cost of revenues	20,590	6,208	35,656	17,577
FinTech cost of revenues(1)
Financial access services	1,560	511	3,033	4,066
Software and other	1,129	324	2,133	1,198
Hardware	7,670	2,014	11,698	5,904
FinTech total cost of revenues	10,359	2,849	16,864	11,168
Operating expenses	48,178	41,603	86,221	80,501
Research and development	8,766	5,193	17,179	13,924
Depreciation	15,931	16,294	32,108	32,537
Amortization	14,369	19,295	29,084	38,619
Total costs and expenses	118,193	91,442	217,112	194,326
Operating income (loss)	54,389	(52,727)	94,583	(42,302)
Other expenses
Interest expense, net of interest income	17,760	19,822	36,231	37,321
Loss on extinguishment of debt	—	80	—	7,457
Total other expenses	17,760	19,902	36,231	44,778
Income (loss) before income tax	36,629	(72,629)	58,352	(87,080)
Income tax provision (benefit)	415	(4,148)	1,604	(5,145)
Net income (loss)	36,214	(68,481)	56,748	(81,935)
Foreign currency translation	328	304	107	(1,654)
Comprehensive income (loss)	$36,542	$(68,177)	$56,855	$(83,589)
(1) Exclusive of depreciation and amortization.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings (loss) per share
Basic	$0.41	$(0.80)	$0.65	$(0.97)
Diluted	$0.36	$(0.80)	$0.57	$(0.97)
Weighted average common shares outstanding
Basic	88,722	85,122	87,858	84,873
Diluted	100,030	85,122	99,004	84,873

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At June 30,	At December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$340,361	$251,706
Settlement receivables	50,111	60,652
Trade and other receivables, net of allowances for credit losses of $4,790 and $3,689 at June 30, 2021 and December 31, 2020, respectively	95,705	74,191
Inventory	31,373	27,742
Prepaid expenses and other current assets	24,904	17,348
Total current assets	542,454	431,639
Non-current assets
Property and equipment, net	113,256	112,323
Goodwill	681,992	681,974
Other intangible assets, net	195,084	214,627
Other receivables	13,482	14,620
Other assets	19,247	21,996
Total non-current assets	1,023,061	1,045,540
Total assets	$1,565,515	$1,477,179
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Settlement liabilities	$193,893	$173,211
Accounts payable and accrued expenses	146,786	145,029
Current portion of long-term debt	1,250	1,250
Total current liabilities	341,929	319,490
Non-current liabilities
Long-term debt, less current portion	1,129,627	1,128,003
Deferred tax liability, net	20,852	19,956
Other accrued expenses and liabilities	15,607	17,628
Total non-current liabilities	1,166,086	1,165,587
Total liabilities	1,508,015	1,485,077
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized and 115,559 and 89,908 shares issued and outstanding at June 30, 2021, respectively, and 111,872 and 86,683 shares issued and outstanding at December 31, 2020, respectively	116	112
Additional paid-in capital	483,762	466,614
Accumulated deficit	(237,872)	(294,620)
Accumulated other comprehensive loss	(1,084)	(1,191)
Treasury stock, at cost, 25,652 and 25,190 shares at June 30, 2021 and December 31, 2020, respectively	(187,422)	(178,813)
Total stockholders’ equity (deficit)	57,500	(7,898)
Total liabilities and stockholders’ equity (deficit)	$1,565,515	$1,477,179
See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$56,748	$(81,935)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	32,108	32,537
Amortization	29,084	38,619
Non-cash lease expense	2,399	2,195
Amortization of financing costs and discounts	2,344	1,941
Loss on sale or disposal of assets	1,486	101
Accretion of contract rights	4,637	3,170
Provision for credit losses	3,806	4,981
Deferred income taxes	896	(5,392)
Reserve for inventory obsolescence	1,211	1,021
Write-down of assets	—	11,033
Loss on extinguishment of debt	—	7,457
Stock-based compensation	8,452	7,123
Other non-cash items	—	456
Changes in operating assets and liabilities:
Settlement receivables	10,546	35,998
Trade and other receivables	(26,297)	12,202
Inventory	(4,764)	(9,880)
Prepaid expenses and other assets	(7,146)	1,437
Settlement liabilities	20,682	(75,566)
Accounts payable and accrued expenses	27,326	(25,908)
Net cash provided by (used in) operating activities	163,518	(38,410)
Cash flows from investing activities
Capital expenditures	(49,234)	(30,134)
Acquisitions, net of cash acquired	(15,000)	(15,000)
Proceeds from sale of property and equipment	19	86
Placement fee agreements	—	(875)
Net cash used in investing activities	(64,215)	(45,923)
Cash flows from financing activities
Proceeds from incremental term loan	—	125,000
Repayment of incremental term loan	(625)	—
Proceeds from revolving credit facility	—	35,000
Repayments of existing term loan	—	(13,500)
Repayments of unsecured notes	—	(89,619)
Fees associated with debt transactions	—	(11,128)
Proceeds from exercise of stock options	8,703	2,113
Treasury stock	(8,612)	(589)
Payment of contingent consideration, acquisition	(9,875)	—
Net cash (used in) provided by financing activities	(10,409)	47,277
Effect of exchange rates on cash and cash equivalents	67	(1,732)
Cash, cash equivalents and restricted cash
Net increase (decrease) for the period	88,961	(38,788)
Balance, beginning of the period	252,349	296,610
Balance, end of the period	$341,310	$257,822
See notes to unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2021	2020
Supplemental cash disclosures
Cash paid for interest	$35,309	$32,956
Cash paid (refunded) for income tax, net	$566	$(52)
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$2,212	$2,288
Transfer of leased gaming equipment to inventory	$3,715	$5,578

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Treasury Stock	Equity (Deficit)

Balance, January 1, 2020	109,493	$109	$445,162	$(212,940)	$(819)	$(177,524)	$53,988
Net loss	—	—	—	(13,454)	—	—	(13,454)
Foreign currency translation	—	—	—	—	(1,958)	—	(1,958)
Stock-based compensation expense	—	—	4,173	—	—	—	4,173
Exercise of options	298	1	1,641	—	—	—	1,642
Restricted share vesting and withholding	15	—	—	—	—	(42)	(42)
Balance, March 31, 2020	109,806	$110	$450,976	$(226,394)	$(2,777)	$(177,566)	$44,349
Net loss	—	—	—	(68,481)	—	—	(68,481)
Foreign currency translation	—	—	—	—	304	—	304
Stock-based compensation expense	—	—	4,638	—	—	—	4,638
Issuance of warrants	—	—	502	—	—	—	502
Exercise of options	149	1	472	—	—	—	473
Restricted share vesting and withholding	579	—	—	—	—	(547)	(547)
Balance, June 30, 2020	110,534	$111	$456,588	$(294,875)	$(2,473)	$(178,113)	$(18,762)

Balance, January 1, 2021	111,872	$112	$466,614	$(294,620)	$(1,191)	$(178,813)	$(7,898)
Net income	—	—	—	20,534	—	—	20,534
Foreign currency translation	—	—	—	—	(221)	—	(221)
Stock-based compensation expense	—	—	3,005	—	—	—	3,005
Exercise of warrants	378	—	—	—	—	—	—
Exercise of options	561	1	2,284	—	—	—	2,285
Restricted share vesting and withholding	41	—	(1)	—	—	(172)	(173)
Balance, March 31, 2021	112,852	$113	$471,902	$(274,086)	$(1,412)	$(178,985)	$17,532
Net income	—	—	—	36,214	—	—	36,214
Foreign currency translation	—	—	—	—	328	—	328
Stock-based compensation expense	—	—	5,447	—	—	—	5,447
Exercise of options	1,358	2	6,416	—	—	—	6,418
Restricted share vesting and withholding	1,349	1	(3)	—	—	(8,437)	(8,439)
Balance, June 30, 2021	115,559	$116	$483,762	$(237,872)	$(1,084)	$(187,422)	$57,500

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
Everi is a leading supplier of imaginative entertainment and trusted technology solutions for the casino and digital gaming industry. Everi’s mission is to lead the gaming industry through the power of people, imagination and technology. With a focus on player engagement and helping casino customers operate more efficiently, the Company develops entertaining game content and gaming machines, gaming systems and services for land-based and iGaming operators. The Company is also a preeminent and comprehensive provider of trusted financial technology solutions that power the casino floor while improving operational efficiencies and fulfilling regulatory compliance requirements, including products and services that offer convenient and secure cash and cashless financial transactions, self-service player loyalty tools and applications, and regulatory and intelligence software.
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
Impact of the Coronavirus Disease 2019 (“COVID-19”) Pandemic
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, temporarily lowered equity market valuations, created significant volatility in the financial markets, increased unemployment levels, and caused temporary, and in certain cases, permanent closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments in the first quarter of 2020, and as a result, our operations experienced significant disruptions in the first three quarters of 2020. At the immediate onset of the COVID-19 pandemic, we were affected by various measures, including, but not limited to: the institution of social distancing and sheltering-in-place requirements in many states and communities where we operate, which significantly impacted demand for our products and services, and resulted in office closures, the furlough of a majority of our employees, the implementation of temporary base salary reductions for our employees and the implementation of a work-from-home policy.

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

Industry conditions have improved as many of the casino properties that again temporarily closed operations in late 2020 began reopening in the first and second quarters of 2021. At the onset of the pandemic, our customers implemented protocols intended to protect their patrons and guests from potential COVID-19 exposure and re-establish customer confidence in the gaming and hospitality industry. These measures included enhanced sanitization, limitations on public gathering and casino capacity, patron social distancing requirements, limitations on casino operations and amenities, which have limited the number of patrons that are able or who desire to attend these venues. This has also impacted the pace at which demand for our products and services rebounds.
With some limitations still in effect, we expect that demand for our products and services will continue to be tempered in the short-term, to the extent gaming activity decreases at our customers’ locations or fails to increase at expected rates of return to pre-pandemic levels and to the extent our customers decide to restrict their capital spending as a result of uncertainty in the industry, or otherwise. As a result, we continue to monitor and manage liquidity levels and we may, from time to time, evaluate available capital resource alternatives on acceptable terms to provide additional financial flexibility.
The impact of the COVID-19 pandemic also exacerbates the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), including, but not limited to: our ability to comply with the terms of our indebtedness; our ability to generate revenues, earn profits and maintain adequate liquidity; our ability to service existing and attract new customers and maintain our overall competitiveness in the market; the potential for significant fluctuations in demand for our services; overall trends in the gaming industry impacting our business; and potential volatility in our stock price, among other consequences such as cybersecurity exposure.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	Six Months Ended June 30,
	2021	2020
Contract assets(1)
Balance at January 1 — current	$9,240	$8,634
Balance at January 1 — non-current	8,321	6,774
Total	17,561	15,408
Balance at June 30 - current	9,994	8,392
Balance at June 30 - non-current	7,252	7,754
Total	17,246	16,146
(Decrease)/increase	$(315)	$738
Contract liabilities(2)
Balance at January 1 — current	$26,980	$28,510
Balance at January 1 — non-current	289	354
Total	27,269	28,864
Balance at June 30 - current	30,694	39,318
Balance at June 30 - non-current	466	103
Total	31,160	39,421
Increase	$3,891	$10,557
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
We recognized approximately $18.0 million and $17.0 million in revenue that was included in the beginning contract liability balance during the six months ended June 30, 2021 and 2020, respectively.
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
We recognize our Gaming Operations revenue based on criteria set forth in ASC 842 or ASC 606, as applicable. The amount of lease revenue included in our Gaming Operations revenues and recognized under ASC 842 was approximately $51.7 million and $92.5 million for the three and six months ended June 30, 2021, respectively, and $10.4 million and $44.4 million for the three and six months ended June 30, 2020, respectively.

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
Hardware revenues are derived from the sale of our financial access and loyalty kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet the definition of a sales type or direct financing lease, which are accounted for under ASC 842. We did not have any new financial access kiosk and related equipment sales contracts accounted for under ASC 842 during the three and six months ended June 30, 2021 and 2020.
Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer agreements; (ii) deposits held in connection with a sponsorship agreement; (iii) wide area progressive (“WAP”)-related restricted funds; and (iv) internet-related financial access activities. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the statement of cash flows for the six months ended June 30, 2021 (in thousands).

	Classification on our Balance Sheets	At June 30, 2021	At December 31, 2020
Cash and cash equivalents	Cash and cash equivalents	$340,361	$251,706
Restricted cash - current	Prepaid expenses and other current assets	848	542
Restricted cash - non-current	Other assets	101	101
Total		$341,310	$252,349
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
Our reporting units are identified as operating segments or one level below. Reporting units must: (i) engage in business activities from which they earn revenues and incur expenses; (ii) have operating results that are regularly reviewed by our segment management to ascertain the resources to be allocated to the segment and assess its performance; and (iii) have discrete financial information available. As of June 30, 2021, our reporting units included: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Loyalty Sales and Services.
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of long-term accounts payable is estimated by discounting the total obligation using appropriate interest rates. As of June 30, 2021 and December 31, 2020, the fair value of trade and loans receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (dollars in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
June 30, 2021
Term loan	2	$734,728	$735,500
Incremental term loan	2	$129,319	$123,750
Senior unsecured notes	2	$296,454	$285,381
December 31, 2020
Term loan	2	$729,138	$735,500
Incremental term loan	2	$129,972	$124,375
Senior unsecured notes	2	$296,083	$285,381
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
Recent Accounting Guidance Not Yet Adopted
As of June 30, 2021, we did not identify recently issued accounting guidance that would have a significant impact on our consolidated financial statements.
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
Lessee
We enter into operating lease agreements for real estate purposes that generally consist of buildings for office space and warehouses for manufacturing purposes. Certain of our lease agreements consist of rental payments that are periodically adjusted for inflation. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. Our lease agreements do not generally provide explicit rates of interest; therefore, we use our incremental collateralized borrowing rate, which is based on a fully collateralized and fully amortizing loan with a maturity date the same as the length of the lease that is based on the information available at the commencement date to determine the present value of lease payments. Leases with an expected term of 12 months or less (short-term) are not accounted for on our Balance Sheets. As of June 30, 2021 and December 31, 2020, our finance leases were not material.

Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At June 30, 2021	At December 31, 2020
Assets
Operating lease ROU assets	Other assets, non-current	$14,369	$16,104
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$5,410	$5,649
Non-current operating lease liabilities	Other accrued expenses and liabilities	$14,160	$16,077
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for:
Long-term operating leases	$1,745	$1,983	$3,370	$3,281
Short-term operating leases	$389	$479	$819	$969
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	$667	$156	$667	$860
(1) The amounts are presented net of current year terminations and exclude amortization for the period.
Other information related to lease terms and discount rates is as follows:

	At June 30, 2021	At December 31, 2020
Weighted Average Remaining Lease Term (in years):
Operating leases	3.89	4.16
Weighted Average Discount Rate:
Operating leases	5.13%	5.16%
Components of lease expense, which are included in operating expenses, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Lease Cost:
Operating lease cost (1)	$1,456	$1,365	$2,916	$2,737
Variable lease cost	$385	$468	$635	$912
(1) The amount includes approximately $1.2 million and $2.4 million in non-cash lease expense for the three and six months ended June 30, 2021, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2020, respectively.

Maturities of lease liabilities are summarized as follows as of June 30, 2021 (in thousands):

Year Ending December 31,	Amount
2021 (excluding the six months ended June 30, 2021)	$3,184
2022	6,160
2023	4,780
2024	3,548
2025	2,889
Thereafter	1,044
Total future minimum lease payments	21,605
Amount representing interest	2,035
Present value of future minimum lease payments	19,570
Current operating lease obligations	5,410
Long-term lease obligations	$14,160
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
We did not have material sales transactions that qualified for sales-type lease accounting treatment during the three and six months ended June 30, 2021 and 2020. Our interest income recognized in connection with sales-type leases executed in the prior periods was not material.
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At June 30, 2021	At December 31, 2020
Assets
Net investment in sales-type leases — current	Trade and other receivables, net	$1,352	$1,397
Net investment in sales-type leases — non-current	Other receivables	$372	$803

4. BUSINESS COMBINATIONS
We had no material acquisitions for the three and six months ended June 30, 2021.
Atrient, Inc.
On March 8, 2019, we acquired certain assets of Atrient, Inc. (“Atrient,” the “Seller”), a privately held company that developed and distributed hardware and software applications to gaming operators to enhance gaming patron loyalty, pursuant to an asset purchase agreement. This acquisition included existing contracts with gaming operators, technology, and intellectual property that allow us to provide gaming operators with self-service enrollment, loyalty and marketing equipment, a mobile application to offer a gaming operator’s patrons additional flexibility in accessing casino promotions, and a marketing platform that manages and delivers a gaming operator’s marketing programs through these patron interfaces. This acquisition expanded our financial technology solutions offerings within our FinTech segment. Under the terms of the asset purchase agreement, we paid the Seller $20.0 million at the closing of the transaction, $10.0 million one year following the closing and another $10.0 million during the six months ended June 30, 2021. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and were included in accounts payable and accrued expenses as of December 31, 2020.

Furthermore, an additional amount of approximately $9.9 million in contingent consideration was earned by the Seller based upon the achievement of certain revenue targets over the first two years post-closing, which we paid in June 2021. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and were remeasured each reporting period. The inputs used to measure the fair value of our liabilities were categorized as Level 3 in the fair value hierarchy. Contingent consideration liabilities as of December 31, 2020 was approximately $9.9 million, and was included in accounts payable and accrued expenses in our Balance Sheets as of December 31, 2020.
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
In the second quarter of 2020, we entered into an amendment to the asset purchase agreement allowing us to remit the additional $5.0 million by July 1, 2020, which we paid in June 2020. The final payment of $5.0 million due by July 1, 2021 was paid in June 2021. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and was included in accounts payable and accrued expenses as of December 31, 2020. The total consideration for this acquisition was approximately $25.0 million. The acquisition did not have a significant impact on our results of operations or financial condition.
5. FUNDING AGREEMENTS
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $0.9 million and $1.6 million for the three and six months ended June 30, 2021, respectively, and approximately $0.2 million and $1.7 million for the three and six months ended June 30, 2020, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balance of funds provided from the third parties were approximately $439.1 million and $340.3 million as of June 30, 2021 and December 31, 2020, respectively.
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
We are responsible for losses of cash in the fund dispensing devices under this agreement, and we self-insure for this type of risk. There were no material losses for the three and six months ended June 30, 2021 and 2020.
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

The balance of trade and other receivables consisted of the following (in thousands):

	At June 30,	At December 31,
	2021	2020
Trade and other receivables, net
Games trade and loans receivables	$68,384	$44,794
FinTech trade and loans receivables	19,782	14,683
Contract assets(1)	17,246	17,561
Net investment in sales-type leases	1,724	2,200
Insurance settlement receivable(2)	—	7,650
Other receivables	2,051	1,923
Total trade and other receivables, net	109,187	88,811
Non-current portion of receivables
Games trade and loans receivables	(1,428)	(1,333)
FinTech trade and loans receivables	(4,430)	(4,163)
Contract assets(1)	(7,252)	(8,321)
Net investment in sales-type leases	(372)	(803)
Total non-current portion of receivables	(13,482)	(14,620)
Total trade and other receivables, current portion	$95,705	$74,191
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for a discussion on the contract assets.
(2) Refer to “Note 13 — Commitments and Contingencies” for a discussion on the insurance settlement receivable.
Allowance for Credit Losses
The activity in our allowance for credit losses for the six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Beginning allowance for credit losses	$(3,689)	$(5,786)
Provision	(3,806)	(4,981)
Charge-offs and recoveries	2,705	8,162
Ending allowance for credit losses	$(4,790)	$(2,605)

7. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.
Inventory consisted of the following (in thousands):

	At June 30,	At December 31,
	2021	2020
Inventory
Component parts, net of reserves of $1,981 and $1,262 at June 30, 2021 and December 31, 2020, respectively	$22,686	$21,560
Work-in-progress	1,383	182
Finished goods	7,304	6,000
Total inventory	$31,373	$27,742

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
The balance of the current portion of prepaid expenses and other assets consisted of the following (in thousands):

	At June 30,	At December 31,
	2021	2020
Prepaid expenses and other current assets
Prepaid expenses	$16,447	$11,282
Deposits	5,933	4,133
Restricted cash(1)	848	542
Other	1,676	1,391
Total prepaid expenses and other current assets	$24,904	$17,348
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for discussion on the composition of the restricted cash balance.
The balance of the non-current portion of other assets consisted of the following (in thousands):

	At June 30,	At December 31,
	2021	2020
Other assets
Operating lease ROU assets	$14,369	$16,104
Prepaid expenses and deposits	4,160	4,952
Debt issuance costs of revolving credit facility	173	267
Other	545	673
Total other assets	$19,247	$21,996

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (dollars in thousands):

		At June 30, 2021			At December 31, 2020
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-4	$228,739	$150,446	$78,293	$216,775	$136,975	$79,800
Rental pool - undeployed	2-4	21,969	17,961	4,008	21,974	16,680	5,294
FinTech equipment	1-5	32,757	20,925	11,832	33,349	21,947	11,402
Leasehold and building improvements	Lease Term	12,417	8,548	3,869	11,352	8,557	2,795
Machinery, office, and other equipment	1-5	40,190	24,936	15,254	45,085	32,053	13,032
Total property and equipment		$336,072	$222,816	$113,256	$328,535	$216,212	$112,323
Depreciation expense related to property and equipment totaled approximately $15.9 million and $32.1 million for the three and six months ended June 30, 2021, and approximately $16.3 million and $32.5 million for the three and six months ended June 30, 2020, respectively.

10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $682.0 million at June 30, 2021 and December 31, 2020, respectively. We have the following reporting units: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Loyalty Sales and Services.
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
There was no impairment identified for our goodwill for the three and six months ended June 30, 2021 and 2020.
Other Intangible Assets
Other intangible assets consist of the following (dollars in thousands):

		At June 30, 2021			At December 31, 2020
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	3-7	$60,561	$32,744	$27,817	$60,561	$28,108	$32,453
Customer contracts	3-14	71,975	56,716	15,259	71,975	54,407	17,568
Customer relationships	3-7	231,100	137,032	94,068	231,100	126,549	104,551
Developed technology and software	1-6	325,741	268,883	56,858	313,957	255,771	58,186
Patents, trademarks and other	2-18	19,682	18,600	1,082	19,682	17,813	1,869
Total other intangible assets		$709,059	$513,975	$195,084	$697,275	$482,648	$214,627
Amortization expense related to other intangible assets was approximately $14.4 million and $29.1 million for the three and six months ended June 30, 2021, respectively, and approximately $19.3 million and $38.6 million for the three and six months ended June 30, 2020, respectively.
There were no placement fees for the three and six months ended June 30, 2021. We paid approximately $0.3 million and $0.9 million in placement fees for the three and six months ended June 30, 2020.
We evaluate our other intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three and six months ended June 30, 2021, there were no material write-downs of intangible assets.
During the three and six months ended June 30, 2020, we recorded a full write-down of assets of approximately $5.9 million, of which $5.5 million and $0.4 million, related to our Games and FinTech business, respectively, for certain of our internally developed and third-party software projects that were not expected to be pursued. This charge was reflected in operating expenses of our Statement of Operations.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (in thousands):

	At June 30,	At December 31,
	2021	2020
Accounts payable and accrued expenses
Vendor commissions payable	$57,089	$39,028
Contract liabilities	30,694	26,980
Payroll and related expenses	22,932	13,357
Trade accounts payable	20,395	15,503
Operating lease liabilities	5,410	5,649
Accrued taxes	2,610	1,329
Financial access processing and related expenses	2,505	1,109
Accrued interest	1,063	1,068
Contingent consideration and acquisition-related liabilities(1)	—	24,674
Litigation accrual(2)	—	12,727
Other	4,088	3,605
Total accounts payable and accrued expenses	$146,786	$145,029
(1) Refer to “Note 4 — Business Combinations.”
(2) Refer to “Note 13 — Commitments and Contingencies.”
12. LONG-TERM DEBT
The following table summarizes our outstanding indebtedness (dollars in thousands):

	Maturity	Interest	At June 30,	At December 31,
	Date	Rate	2021	2020
Long-term debt
$820 million Term Loan Facility	2024	LIBOR+2.75%	$735,500	$735,500
$125 million Incremental Term Loan Facility	2024	LIBOR+10.50%	123,750	124,375
$35 million Revolving Credit Facility	2022	LIBOR+4.50%	—	—
Senior Secured Credit Facilities			859,250	859,875
$375 million 2017 Unsecured Notes	2025	7.50%	285,381	285,381
Total debt			1,144,631	1,145,256
Debt issuance costs and discount			(13,754)	(16,003)
Total debt after debt issuance costs and discount			1,130,877	1,129,253
Current portion of long-term debt			(1,250)	(1,250)
Total long-term debt, net of current portion			$1,129,627	$1,128,003
Senior Secured Credit Facilities
Our Senior Secured Credit Facilities consist of: (i) an $820.0 million, seven-year senior secured first lien term loan facility (the “Term Loan Facility”); (ii) a $125.0 million, seven-year senior secured term loan (the “Incremental Term Loan”); and (iii) a $35.0 million, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) provided for under our credit agreement with Everi Payments, as borrower, and Everi Holdings with the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (the “Credit Agreement”).

On February 2, 2021, we entered into the Fifth Amendment to our existing Credit Agreement, which reduced the LIBOR and Base Rate floor components of the interest rate of our Term Loan Facility by 0.25% from 1.00% to 0.75% and from 2.00% to 1.75%, respectively, with the LIBOR and Base Rate margins unchanged at 2.75% and 1.75%, respectively. The Term Loan Facility under the Credit Agreement will be subject to a prepayment premium of 1.00% of the principal amount repaid for any voluntary prepayment or mandatory prepayment with proceeds of debt that has a lower effective yield than the repriced Term Loan Facility or any amendment to the repriced Term Loan Facility that reduces the interest rate thereon, in each case, to the extent occurring within six months of the effective date of the Amendment. The maturity of the Term Loan Facility remains May 9, 2024, and no changes were made to the financial covenants or other debt repayment terms.
The weighted average interest rate on the Term Loan Facility was 3.50% and 3.54% for the three and six months ended June 30, 2021, respectively. The weighted average interest rate on the Incremental Term Loan was 11.50% for the three and six months ended June 30, 2021.
The Incremental Term Loan matures May 9, 2024. The interest rate per annum applicable to the Incremental Term Loan will be, at Everi Payment’s option, the Eurodollar rate plus 10.50% or the base rate plus 9.50%.
Voluntary prepayment of the Incremental Term Loan prior to the two-year anniversary of its closing date will be subject to a make-whole premium, and voluntary prepayments for the subsequent six-month period will be subject to a prepayment premium of 1.00% of the principal amount repaid.
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
The Credit Agreement contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with our affiliates. The Credit Agreement also requires us, together with our subsidiaries, to comply with a maximum consolidated secured leverage ratio.
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
Senior Unsecured Notes
Our Senior Unsecured Notes (the “2017 USN”) originally issued in an aggregate principal amount of $375.0 million had an outstanding balance of approximately $285.4 million as of June 30, 2021, for which interest accrues at a rate of 7.50% per annum and is payable semi-annually in arrears on each of June 15 and December 15.
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the Senior Secured Credit Facilities and the 2017 Unsecured Notes as of June 30, 2021.
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
We accrued approximately $14.0 million for the legal contingencies in December 2019 in connection with Fair and Accurate Credit Transactions Act (“FACTA”)-related matters based on ongoing settlement negotiations by and among the various plaintiffs described in the FACTA-related matters discussion below and Everi by and on behalf of itself and Everi FinTech. We expected to recover approximately $7.7 million of the amount accrued from certain of our insurance providers in 2021, for which we had recorded an insurance settlement receivable included within trade and other receivables, net on our Balance Sheets. In addition, we were granted relief from Peleus Insurance Company pursuant to the provisions of our policy.
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
We did not have any new material legal matters that were accrued as of June 30, 2021.
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
NRT matter:
NRT Technology Corp., et. al. v. Everi Holdings Inc., et. al. is a civil action filed on April 30, 2019 against the Company and Everi FinTech in the United States District Court for the District of Delaware by NRT Technology Corp. and NRT Technology, Inc., alleging monopolization of the market for unmanned, integrated kiosks in violation of federal antitrust laws, fraudulent procurement of patents on functionality related to such unmanned, integrated kiosks and sham litigation related to prior litigation brought by Everi FinTech (operating as Global Cash Access Inc.) against the plaintiff entities. Plaintiffs seek compensatory damages, treble damages, and injunctive and declaratory relief. This case is proceeding through the discovery process. We are currently unable to determine the probability of the outcome or estimate the range of reasonably possible loss, if any, in this matter.

Zenergy Systems, LLC matter:
Zenergy Systems, LLC v. Everi Holdings Inc. is a civil action filed on May 29, 2020 against the Company in the United States District Court for the District of Nevada, Clark County by Zenergy Systems, LLC, alleging breach of contract, breach of a non-disclosure agreement, conversion, breach of the covenant of good faith and fair dealing, and breach of a confidential relationship related to a contract with Everi that expired in November 2019. The plaintiff is seeking compensatory and punitive damages. Everi has counterclaimed against Zenergy alleging breach of contract, breach of implied covenant of good faith and fair dealing, and for declaratory relief. The case is proceeding through the discovery process. We are currently unable to determine the probability of the outcome or estimate the range of reasonably possible loss, if any, in this matter.
In addition, we have commitments with respect to certain lease obligations discussed in “Note 3 — Leases” and installment payments under our asset purchase agreements discussed in “Note 4 — Business Combinations.”
14. STOCKHOLDERS’ EQUITY
On February 28, 2020, our Board of Directors authorized and approved a new share repurchase program granting us the authority to repurchase an amount not to exceed $10.0 million of outstanding Company common stock with no minimum number of shares that the Company is required to repurchase. This repurchase program commenced in the first quarter of 2020 and authorizes us to buy our common stock from time to time in open market transactions, block trades or in private transactions in accordance with trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods, including compliance with the Company’s finance agreements. The share repurchase program is subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, and may be suspended or discontinued at any time without prior notice. In light of COVID-19, we have suspended our share repurchase program. There were no share repurchases during the three and six months ended June 30, 2021 and 2020, respectively.
15. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of shares of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average shares
Weighted average number of common shares outstanding - basic	88,722	85,122	87,858	84,873
Potential dilution from equity awards(1)	11,308	—	11,146	—
Weighted average number of common shares outstanding - diluted(1)	100,030	85,122	99,004	84,873
(1) The were no shares that were anti-dilutive under the treasury stock method for the three months ended June 30, 2021, and there were approximately 0.2 million shares of common stock that were anti-dilutive under the treasury stock method for the six months ended June 30, 2021. We were in a net loss position for the three and six months ended June 30, 2020; therefore, no potential dilution from the application of the treasury stock method was applicable for the period.
16. SHARE-BASED COMPENSATION
Equity Incentive Awards
Generally, we grant the following types of awards: (i) restricted stock units (“RSUs”) with either time- or performance-based stock units criteria; (ii) time-based restricted stock units; (iii) time-based options; and (iv) market-based options. We estimate forfeiture amounts based on historical patterns.

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 31, 2020	10,261	4,250
Granted	—	960
Exercised options or vested shares	(1,919)	(1,390)
Canceled or forfeited	(6)	(41)
Outstanding, June 30, 2021	8,336	3,779
There are approximately 5.0 million awards of our common stock available for future equity grants under our existing equity incentive plans as of June 30, 2021.
17. INCOME TAXES
The income tax provision for the three and six months ended June 30, 2021, reflected an effective income tax rate of 1.1% and 2.7%, respectively, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for our deferred tax assets and the benefit from stock option exercises. The decrease in our valuation allowance was primarily due to book income earned during the period. The income tax benefit for the three and six months ended June 30, 2020 reflected an effective income tax rate of 5.7% and 5.9%, which was less than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance due to book loss incurred during the period, partially offset by certain indefinite-lived deferred tax assets that can be offset against our indefinite lived deferred tax liabilities.
We have analyzed filing positions in all of the federal, state, and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of June 30, 2021, we recorded approximately $1.7 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. We have not accrued any penalties and interest for our unrecognized tax benefits. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Operations.
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
Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.

The following tables present segment information (in thousands)*:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Games
Revenues
Gaming operations	$73,220	$13,859	$131,361	$59,545
Gaming equipment and systems	26,090	6,983	44,078	18,566
Gaming other	27	11	49	32
Total revenues	99,337	20,853	175,488	78,143
Costs and expenses
Cost of revenues(1)
Gaming operations	5,342	1,681	10,101	6,226
Gaming equipment and systems	15,248	4,071	25,555	10,895
Gaming other	—	456	—	456
Cost of revenues	20,590	6,208	35,656	17,577
Operating expenses	17,565	22,714	32,160	37,519
Research and development	5,854	3,620	11,521	9,816
Depreciation	14,064	14,844	28,627	29,572
Amortization	10,675	15,315	21,659	30,900
Total costs and expenses	68,748	62,701	129,623	125,384
Operating income (loss)	$30,589	$(41,848)	$45,865	$(47,241)
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
FinTech
Revenues
Financial access services	$44,840	$10,034	$83,552	$47,007
Software and other	15,604	4,424	32,850	17,118
Hardware	12,801	3,404	19,805	9,756
Total revenues	73,245	17,862	136,207	73,881
Costs and expenses
Cost of revenues(1)
Financial access services	1,560	511	3,033	4,066
Software and other	1,129	324	2,133	1,198
Hardware	7,670	2,014	11,698	5,904
Cost of revenues	10,359	2,849	16,864	11,168
Operating expenses	30,613	18,889	54,061	42,981
Research and development	2,912	1,573	5,658	4,108
Depreciation	1,867	1,450	3,481	2,965
Amortization	3,694	3,980	7,425	7,719
Total costs and expenses	49,445	28,741	87,489	68,941
Operating income (loss)	$23,800	$(10,879)	$48,718	$4,940
(1)  Exclusive of depreciation and amortization.
* Rounding may cause variances.

	At June 30,	At December 31,
	2021	2020
Total assets
Games	$829,699	$811,523
FinTech	735,816	665,656
Total assets	$1,565,515	$1,477,179
Major Customers. No single customer accounted for more than 10% of our revenues for the three and six months ended June 30, 2021 and 2020. Our five largest customers accounted for approximately 17% of our revenues for the three and six months ended June 30, 2021, and approximately 23% and 15% of our revenues for the three and six months ended June 30, 2020, respectively.
19. SUBSEQUENT EVENTS
On July 15, 2021, Everi Holdings Inc. issued, at a price of par, $400 million in aggregate principal amount of 5.00% senior unsecured notes due 2029 (the “New Notes”). The New Notes were issued under an indenture dated July 15, 2021 by and among the Company and certain of Everi’s direct and indirect domestic subsidiaries, as guarantors (collectively the “Guarantors”) and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”). The New Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors. Interest on the New Notes accrues at a rate of 5.00% per annum and is payable semi-annually in arrears on each of January 15 and July 15 (the “Interest Payment Dates”), commencing on January 15, 2022. The Company will make each interest payment to the holders of record on each January 1 and July 1 immediately preceding the Interest Payment Dates. A portion of the proceeds from the issuance of the New Notes was used to redeem in full the 2017 Unsecured Notes, including accrued interest and the early redemption charges, and pay the transaction fees and expenses related to the issuance of the New Notes.

On August 3, 2021 (the “Closing Date”), Everi Holdings Inc., as borrower, entered into a new credit agreement with the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender, and a letter of credit issuer, sole lead arranger and sole book manager (the “New Credit Facilities Agreement”). The New Credit Facilities Agreement provides for: (i) a $600 million, seven-year senior secured term loan facility due 2028 issued at 99.75% of par (the “New Term Loan”); and (ii) a $125 million five-year senior secured revolving credit facility due 2026 (the “New Revolver”), which was undrawn at the Closing Date, and together with the New Term Loan (the “New Credit Facilities”).

The interest rate per annum applicable to the New Credit Facilities will be, at the Company’s option, either the Eurodollar rate with a 0.50% LIBOR floor plus a margin of 2.50% or the base rate plus a margin of 1.50%.

The proceeds from the New Term Loan were used, together with the remaining proceeds from the New Notes and cash on hand, to: (i) prepay in full and terminate all commitments under our Term Loan Facility and Incremental Term Loan; (ii) redeem in full the 2017 Unsecured Notes; and (iii) pay the related transaction fees and expenses with respect to the aforementioned debt instruments.

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
Cautionary Information Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements address our expected future business and financial performance, and often contain words such as “goal,” “target,” “future,” “estimate,” “expect,” “anticipate,” “intend,” “aim to,” “can,” “could,” “plan,” “believe,” “seek,” “project,” “may,” “should,” “designed to,” or “will” and similar expressions to identify forward-looking statements. Examples of forward-looking statements include, among others, statements regarding trends, developments, and uncertainties impacting our business, as well as statements regarding expectations: for the re-opening of casinos, including the related public health confidence and availability of discretionary spending income of casino patrons and our ability to withstand the current disruption; to further product innovations; to address customer needs in the new and evolving operating environment; to regain revenue, earnings, and cash flow momentum, and to enhance shareholder value in the long-term. Forward-looking statements are subject to additional risks and uncertainties, including those set forth under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our current and periodic reports filed with the Securities and Exchange Commission (the “SEC”), including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), and are based on information available to us on the date hereof. Such risks and uncertainties could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: our ability to generate profits in the future and to create incremental value for shareholders; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions or alliances consistent with our forecasts in order to achieve future growth; our ability to execute on key initiatives and deliver ongoing improvements; expectations regarding growth for the Company’s installed base and daily win per unit; expectations regarding placement fee arrangements; inaccuracies in underlying operating assumptions; the impact of the ongoing Coronavirus Disease 2019 (“COVID-19”) global pandemic on our business, operations and financial condition, including (i) actions taken by federal, state, tribal and municipal governmental and regulatory agencies to contain the COVID-19 public health emergency or mitigate its impact, (ii) the direct and indirect economic effects of COVID-19 and measures to contain it, including directives, orders or similar actions by federal, state, tribal and municipal governmental and regulatory agencies to regulate freedom of movement and business operations such as travel restrictions, border closures, business closures, limitations on public gatherings, quarantines and shelter-in-place orders as well as re-opening guidance related to capacity restrictions for casino operations, social distancing, hygiene and re-opening safety protocols, and (iii) potential adverse reactions or changes to employee relationships in response to the furlough and salary reduction actions taken in response to COVID-19; changes in global market, business, and regulatory conditions arising as a result of the COVID-19 global pandemic; our history of net losses and our ability to generate profits in the future; our substantial leverage and the related covenants that restrict our operations; our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures; our ability to withstand unanticipated impacts of a pandemic outbreak of uncertain duration; our ability to withstand the loss of revenue during the closure of our customers’ facilities; our ability to maintain our current customers; expectations regarding customers’ preferences and demands for future product and service offerings; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to comply with the Europay, MasterCard, and Visa global standard for cards equipped with security chip technology; our ability to successfully introduce new products and services, including third-party licensed content; gaming establishment and patron preferences; failure to control product development costs and create successful new products; anticipated sales performance; our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises; national and international economic and industry conditions; changes in gaming regulatory, card association, and statutory requirements; regulatory and licensing difficulties, competitive pressures and changes in the competitive environment; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; technological obsolescence and our ability to adapt to evolving technologies; our ability to comply with our debt covenants and service outstanding debt; employee turnover; and other statements that are not historical facts. If any of these assumptions prove to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized.

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
Overview
Everi is a leading supplier of imaginative entertainment and trusted technology solutions for the casino and digital gaming industry. Everi’s mission is to lead the gaming industry through the power of people, imagination and technology. With a focus on player engagement and helping casino customers operate more efficiently, the Company develops entertaining game content and gaming machines, gaming systems and services for land-based and iGaming operators. The Company is also a preeminent and comprehensive provider of trusted financial technology solutions that power the casino floor while improving operational efficiencies and fulfilling regulatory compliance requirements, including products and services that offer convenient and secure cash and cashless financial transactions, self-service player loyalty tools and applications, and regulatory and intelligence software.
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, temporarily lowered equity market valuations, created significant volatility in the financial markets, increased unemployment levels, and caused temporary, and in certain cases, permanent closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments in the first quarter of 2020, and as a result, our operations experienced significant disruptions in the first three quarters of 2020. At the immediate onset of the COVID-19 pandemic, we were affected by various measures, including, but not limited to: the institution of social distancing and sheltering-in-place requirements in many states and communities where we operate, which significantly impacted demand for our products and services, and resulted in office closures, the furlough of a majority of our employees, the implementation of temporary base salary reductions for our employees and the implementation of a work-from-home policy.
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
Industry conditions have improved as many of the casino properties that again temporarily closed operations in late 2020 began reopening in the first quarter of 2021. As of June 30, 2021, fewer than 2% of casinos in the United States remained closed, according to our estimates. Our revenues, cash flows, and liquidity for the second quarter of 2021 exceeded the second quarter of 2020, which was significantly impacted by the effects of COVID-19, and increased compared to the pre-pandemic period of the second quarter of 2019, as well as on a sequential basis to the first quarter of 2021. At the onset of the pandemic, our customers implemented protocols intended to protect their patrons and guests from potential COVID-19 exposure and re-establish customer confidence in the gaming and hospitality industry. These measures included enhanced sanitization, limitations on public gathering and casino capacity, patron social distancing requirements, limitations on casino operations and amenities, of which have limited the number of patrons that are able or who desire to attend these venues. This has also impacted the pace at which demand for our products and services rebounds.
With some limitations still in effect, we expect that demand for our products and services will continue to be tempered in the short-term, to the extent gaming activity decreases at our customers’ locations or fails to increase at expected rates return to pre-pandemic levels and to the extent our customers decide to restrict their capital spending as a result of uncertainty in the industry, or otherwise. As a result, we continue to monitor and manage liquidity levels and we may, from time to time, evaluate available capital resource alternatives on acceptable terms to provide additional financial flexibility.
The impact of the COVID-19 pandemic also exacerbates the risks disclosed in the Annual Report, including, but not limited to: our ability to comply with the terms of our indebtedness; our ability to generate revenues, earn profits and maintain adequate liquidity; our ability to service existing and attract new customers and maintain our overall competitiveness in the market; the potential for significant fluctuations in demand for our services; overall trends in the gaming industry impacting our business; and potential volatility in our stock price, among other consequences such as cybersecurity exposure.
Trends and Developments Impacting our Business
In addition to the factors discussed above and the information below, we refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends and Developments Impacting our Business” in our Annual Report, which is incorporated herein by reference.
At June 30, 2021, our U.S. federal and states operating businesses had deferred tax asset valuation allowances of $64.5 million. The deferred tax assets are reviewed on a quarterly basis and based on the analysis at June 30, 2021, we continue to maintain a full valuation allowance in these jurisdictions. The significant positive evidence in our analysis includes: improvements in profitability, product mix, capital levels, credit metrics and a stabilizing economy. The most significant negative evidence continues to be a three-year cumulative loss position. As of June 30, 2021, we believe the negative evidence continues to outweigh the positive evidence. However, to the extent we continue to generate profit and our 2021 and future longer-term forecasts show sustained profitability, our conclusion regarding the need for full valuation allowances could change, leading to the reversal of a significant portion of our valuation allowances within the next 12 months. To the extent this materializes, we will record a significant tax benefit reflecting the reversal, which could result in a lower or negative effective tax rate for both the quarter and full year in which the adjustment occurs.
Operating Segments
We report our financial performance based on two operating segments: (i) Games and (ii) FinTech. For additional information on our segments, see “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” and “Note 18 — Segment Information” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.

Results of Operations
Three months ended June 30, 2021 compared to three months ended June 30, 2020
The following table presents our Results of Operations as reported for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 (amounts in thousands)*:

	Three Months Ended
	June 30, 2021		June 30, 2020		2021 vs 2020
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$73,220	42%	$13,859	36%	$59,361	428%
Gaming equipment and systems	26,090	15%	6,983	18%	19,107	274%
Gaming other	27	—%	11	—%	16	145%
Games total revenues	99,337	58%	20,853	54%	78,484	376%
FinTech revenues
Financial access services	44,840	26%	10,034	26%	34,806	347%
Software and other	15,604	9%	4,424	11%	11,180	253%
Hardware	12,801	7%	3,404	9%	9,397	276%
FinTech total revenues	73,245	42%	17,862	46%	55,383	310%
Total revenues	172,582	100%	38,715	100%	133,867	346%
Costs and expenses
Games cost of revenues(1)
Gaming operations	5,342	3%	1,681	4%	3,661	218%
Gaming equipment and systems	15,248	9%	4,071	11%	11,177	275%
Gaming other	—	—%	456	1%	(456)	(100)%
Games total cost of revenues	20,590	12%	6,208	16%	14,382	232%
FinTech cost of revenues(1)
Financial access services	1,560	1%	511	1%	1,049	205%
Software and other	1,129	1%	324	1%	805	248%
Hardware	7,670	4%	2,014	5%	5,656	281%
FinTech total cost of revenues	10,359	6%	2,849	7%	7,510	264%
Operating expenses	48,178	28%	41,603	107%	6,575	16%
Research and development	8,766	5%	5,193	13%	3,573	69%
Depreciation	15,931	9%	16,294	42%	(363)	(2)%
Amortization	14,369	8%	19,295	50%	(4,926)	(26)%
Total costs and expenses	118,193	68%	91,442	236%	26,751	29%
Operating income (loss)	54,389	32%	(52,727)	(136)%	107,116	203%
Other expenses
Interest expense, net of interest income	17,760	10%	19,822	51%	(2,062)	(10)%
Loss on extinguishment of debt	—	—%	80	—%	(80)	(100)%
Total other expenses	17,760	10%	19,902	51%	(2,142)	(11)%
Income (loss) before income tax	36,629	21%	(72,629)	(188)%	109,258	150%
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Three Months Ended
	June 30, 2021		June 30, 2020		2021 vs 2020
	$	%	$	%	$	%
Income tax provision (benefit)	415	—%	(4,148)	(11)%	4,563	(110)%
Net income (loss)	$36,214	21%	$(68,481)	(177)%	$104,695	153%
* Rounding may cause variances.
We continued to experience a certain level of recovery from the global pandemic for the three months ended June 30, 2021, and as a result, our revenues, costs and expenses were stronger than expected in the current year period, as compared to the same period in the prior year, which were negatively impacted at the onset of COVID-19. As of June 30, 2021, fewer than 2% of casinos in the United States remained closed, according to our estimates.
Revenues
Total revenues increased by approximately $133.9 million, or 346%, to approximately $172.6 million for the three months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to the higher Games and FinTech revenues described below.
Games revenues increased by approximately $78.5 million, or 376%, to approximately $99.3 million for the three months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to contributions from our gaming operations revenues that included: (i) an increase in both the total number of units in our installed base and the average daily win per unit, particularly associated with a greater mix of premium units; (ii) an increase in our New York Lottery results as business reopened in late 2020 and operating restrictions to mitigate the impact of COVID-19 were reduced; and (iii) greater B2B digital and interactive results as we began to provide our services to new markets. In addition, an increase in the number of machines sold with a consistent average selling price per unit drove higher gaming equipment revenues.
FinTech revenues increased by approximately $55.4 million, or 310%, to approximately $73.2 million for the three months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to contributions that included: (i) an increase in both transaction and dollar volumes in base, new and renewed business from our financial access services revenues; (ii) higher loyalty software sales and support solutions and additional compliance software sales and support solutions from our software and other revenues; and (iii) an increase in both our kiosk equipment sales with a higher average selling price per unit and our loyalty equipment sales with a consistent average selling price per unit from our hardware revenues.
Costs and Expenses
Total costs and expenses increased by approximately $26.8 million, or 29%, to approximately $118.2 million for the three months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses described below.
Games cost of revenues increased by approximately $14.4 million, or 232%, to approximately $20.6 million for the three months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to the additional variable costs associated with the higher unit sales from our gaming equipment and systems revenues.
FinTech cost of revenue increased by approximately $7.5 million, or 264%, to approximately $10.4 million for the three months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to higher unit sales from our hardware revenues.
Operating expenses increased by approximately $6.6 million, or 16%, to approximately $48.2 million for the three months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses to support our Games and FinTech businesses. In addition, legal fees increased due to ongoing matters from our FinTech segment.
Research and development expenses increased by approximately $3.6 million, or 69%, to approximately $8.8 million for the three months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses, consulting fees, certification charges and testing costs from our Games and FinTech segments.
Depreciation expenses of approximately $15.9 million were relatively consistent for the three months ended June 30, 2021, as compared to the same period in the prior year.

Amortization expense decreased by approximately $4.9 million, or 26%, to approximately $14.4 million for the three months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to certain intangible assets recorded in connection with the acquisition of the Games business being fully amortized.
Primarily as a result of the factors described above, our operating income increased by approximately $107.1 million, or 203%, as compared to the same period in the prior year. The operating income margin was 32% for the three months ended June 30, 2021 compared to an operating loss margin of 136% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $2.1 million, or 10%, to approximately $17.8 million for the three months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to lower debt balances and more favorable variable interest rates in effect for certain of our debt instruments and a reduction in the LIBOR floor on our Term Loan Facility as a result of a repricing transaction in February 2021.

The income tax provision was $0.4 million for the three months ended June 30, 2021, as compared to an income tax benefit of $4.1 million for the same period in the prior year. The income tax provision reflected an effective income tax rate of 1.1% for the three months ended June 30, 2021, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance due to book income during the period, and the benefit from stock option exercises. The income tax benefit reflected an effective income tax rate of 5.7% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance due to book loss incurred during the period, partially offset by certain indefinite lived deferred tax assets that can be offset against our indefinite lived deferred tax liabilities.
Primarily as a result of the factors described above, we had net income of approximately $36.2 million for the three months ended June 30, 2021. We had a net loss of approximately $68.5 million for the three months ended June 30, 2020.

Results of Operations
Six months ended June 30, 2021 compared to six months ended June 30, 2020
The following table presents our Results of Operations as reported for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 (amounts in thousands)*:

	Six months ended
	June 30, 2021		June 30, 2020		2021 vs 2020
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$131,361	42%	$59,545	39%	$71,816	121%
Gaming equipment and systems	44,078	14%	18,566	12%	25,512	137%
Gaming other	49	—%	32	—%	17	53%
Games total revenues	175,488	56%	78,143	51%	97,345	125%
FinTech revenues
Financial access services	83,552	27%	47,007	31%	36,545	78%
Software and other	32,850	11%	17,118	11%	15,732	92%
Hardware	19,805	6%	9,756	7%	10,049	103%
FinTech total revenues	136,207	44%	73,881	49%	62,326	84%
Total revenues	311,695	100%	152,024	100%	159,671	105%
Costs and expenses
Games cost of revenues(1)
Gaming operations	10,101	3%	6,226	4%	3,875	62%
Gaming equipment and systems	25,555	8%	10,895	7%	14,660	135%
Gaming other	—	—%	456	—%	(456)	(100)%
Games total cost of revenues	35,656	11%	17,577	12%	18,079	103%
FinTech cost of revenues(1)
Financial access services	3,033	1%	4,066	3%	(1,033)	(25)%
Software and other	2,133	1%	1,198	1%	935	78%
Hardware	11,698	4%	5,904	4%	5,794	98%
FinTech total cost of revenues	16,864	5%	11,168	7%	5,696	51%
Operating expenses	86,221	28%	80,501	53%	5,720	7%
Research and development	17,179	6%	13,924	9%	3,255	23%
Depreciation	32,108	10%	32,537	21%	(429)	(1)%
Amortization	29,084	9%	38,619	25%	(9,535)	(25)%
Total costs and expenses	217,112	70%	194,326	128%	22,786	12%
Operating income	94,583	30%	(42,302)	(28)%	136,885	324%
Other expenses
Interest expense, net of interest income	36,231	12%	37,321	25%	(1,090)	(3)%
Loss on extinguishment of debt	—	—%	7,457	5%	(7,457)	(100)%
Total other expenses	36,231	12%	44,778	29%	(8,547)	(19)%
Income (loss) before income tax	58,352	19%	(87,080)	(57)%	145,432	167%
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Six months ended
	June 30, 2021		June 30, 2020		2021 vs 2020
	$	%	$	%	$	%
Income tax provision (benefit)	1,604	1%	(5,145)	(3)%	6,749	(131)%
Net income (loss)	$56,748	18%	$(81,935)	(54)%	$138,683	169%
* Rounding may cause variances.
We continued to experience a certain level of recovery from the global pandemic for the six months ended June 30, 2021, and as a result, our revenues, costs and expenses were stronger than expected in the current year period, as compared to the same period in the prior year, which were negatively impacted at the onset of COVID-19. As of June 30, 2021, fewer than 2% of casinos in the United States remained closed, according to our estimates.
Revenues
Total revenues increased by approximately $159.7 million, or 105%, to approximately $311.7 million for the six months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to the higher Games and FinTech revenues described below.
Games revenues increased by approximately $97.3 million, or 125%, to approximately $175.5 million for the six months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to contributions from our gaming operations revenues that included: (i) an increase in both the total number of units in our installed base and the average daily win per unit, particularly associated with a greater mix of premium units; (ii) an increase in our New York Lottery results as business reopened in late 2020 and operating restrictions to mitigate the impact of COVID-19 were reduced; and (iii) greater B2B digital and interactive results as we began to provide our services to new markets. In addition, we had an increase in the number of machines sold with a higher average selling price per unit from our gaming equipment revenues.
FinTech revenues increased by approximately $62.3 million, or 84%, to approximately $136.2 million for the six months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to contributions that included: (i) an increase in both transaction and dollar volumes in base, new and renewed business from our financial access services revenues; (ii) higher loyalty software sales and support solutions and additional compliance software sales and support solutions from our software and other revenues; and (iii) an increase in both our kiosk equipment sales with a higher average selling price per unit and our loyalty equipment sales with a consistent average selling price per unit from our hardware revenues.
Costs and Expenses
Total costs and expenses increased by approximately $22.8 million, or 12%, to approximately $217.1 million for the six months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses, described below.
Games cost of revenues increased by approximately $18.1 million, or 103%, to approximately $35.7 million for the six months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to the additional variable costs associated with the higher unit sales from our gaming equipment and systems revenues.
FinTech cost of revenue increased by approximately $5.7 million, or 51%, to approximately $16.9 million for the six months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to the additional variable costs associated with the higher unit sales from our hardware revenues, partially offset by improved margin performance, most notably from our check warranty solutions from our financial access services.
Operating expenses increased by approximately $5.7 million, or 7%, to approximately $86.2 million for the six months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses to support our Games and FinTech business. This was partially offset by the recovery of a settlement from a dispute with an insurance carrier for a payment associated with the Fair and Accurate Credit Transactions Act legal matter of approximately $1.9 million, which was offset by approximately $0.8 million of additional legal fees related to the settlement and collection of this recovery for our FinTech segment.
Research and development expenses increased by approximately $3.3 million, or 23%, to approximately $17.2 million for the six months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses, consulting fees, certification charges and testing costs from our Games and FinTech segments.

Depreciation expenses of approximately $32.1 million were relatively consistent for the six months ended June 30, 2021, as compared to the same period in the prior year.
Amortization expense decreased by approximately $9.5 million, or 25%, to approximately $29.1 million for the six months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to certain intangible assets recorded in connection with the acquisition of the Games business being fully amortized.
Primarily as a result of the factors described above, our operating income increased by approximately $136.9 million, or 324%, as compared to the same period in the prior year. The operating income margin was 30% for the six months ended June 30, 2021 compared to an operating loss margin of 28% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $1.1 million, or 3%, to approximately $36.2 million for the six months ended June 30, 2021, as compared to the same period in the prior year. This was primarily due to lower debt balances and more favorable variable interest rates in effect for certain of our debt instruments and a reduction in the LIBOR floor on our Term Loan Facility as a result of a repricing transaction in February 2021.
Loss on extinguishment of debt was approximately $7.5 million for the six months ended June 30, 2020 as a result of the redemption and repurchase transactions related to the 2017 Unsecured Notes.
The income tax provision was $1.6 million for the six months ended June 30, 2021, as compared to an income tax benefit of $5.1 million for the same period in the prior year. The income tax provision reflected an effective income tax rate of 2.7% for the six months ended June 30, 2021, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance due to book income during the period, and the benefit from stock option exercises. The income tax benefit reflected an effective income tax rate of 5.9% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance due to the book loss incurred during the period, partially offset by certain indefinite lived deferred tax assets that can be offset against our indefinite lived deferred tax liabilities.
Primarily as a result of the factors described above, we had net income of approximately $56.7 million for the six months ended June 30, 2021. We had a net loss of approximately $81.9 million for the six months ended June 30, 2020.
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
Liquidity and Capital Resources
Overview
The following table presents an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	June 30,	At December 31
	2021	2020
Balance sheet data
Total assets	$1,565,515	$1,477,179
Total borrowings	$1,130,877	$1,129,253
Total stockholders’ equity (deficit)	$57,500	$(7,898)
Cash available
Cash and cash equivalents	$340,361	$251,706
Settlement receivables	50,111	60,652
Settlement liabilities	(193,893)	(173,211)
Net cash position(1)	196,579	139,147
Undrawn revolving credit facility	35,000	35,000
Net cash available(1)	$231,579	$174,147
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
Cash Resources
As of June 30, 2021, our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures on both a short- and long-term basis. Cash and cash equivalents at June 30, 2021 included cash in non-U.S. jurisdictions of approximately $16.2 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we may from time to time consider repatriating these foreign funds to the United States, subject to potential withholding tax obligations, based on operating requirements.
We expect that cash provided by operating activities will also be sufficient for our operating and debt servicing needs during the foreseeable future on both a short- and long-term basis. In addition, we have sufficient borrowings available under our Revolving Credit Facility to meet further funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly available information. Based upon available information, we believe our lenders should be able to honor their commitments under the Credit Agreement (defined in “Note 12 — Long-term Debt”).

Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Six Months Ended June 30,		$ Change
	2021	2020	2021 vs 2020
Cash flow activities
Net cash provided by (used in) operating activities	$163,518	$(38,410)	$201,928
Net cash used in investing activities	(64,215)	(45,923)	(18,292)
Net cash (used in) provided by financing activities	(10,409)	47,277	(57,686)
Effect of exchange rates on cash and cash equivalents	67	(1,732)	1,799
Cash, cash equivalents and restricted cash
Net increase (decrease) for the period	88,961	(38,788)	127,749
Balance, beginning of the period	252,349	296,610	(44,261)
Balance, end of the period	$341,310	$257,822	$83,488
Cash flows provided by operating activities increased by approximately $201.9 million for the six months ended June 30, 2021, as compared to the same period in the prior year. This was primarily attributable to net income earned and changes in working capital most notably associated with settlement receivables and liabilities from our FinTech segment.
Cash flows used in investing activities increased by approximately $18.3 million for the six months ended June 30, 2021, as compared to the same period in the prior year. This was primarily attributable to an increase in capital expenditures in our Games and FinTech segment. In addition, this was related to acquisition-related payments.
Cash flows used in financing activities increased by approximately $57.7 million for the six months ended June 30, 2021, as compared to the same period in the prior year. This was primarily attributable to the activities in connection with our debt related transactions that occurred in the prior year period, as well as final earnout payment made during the current period with respect to the Atrient transaction.
Long-Term Debt
For additional information regarding our credit agreement and other debt as well as interest rate risk refer to Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk, “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements.
Contractual Obligations
There were no material changes to our commitments under contractual obligations as compared to those disclosed in our Annual Report, other than an increase to certain purchase obligations of approximately $15.3 million from those disclosed in our Annual Report and obligations discussed in “Note 3 — Leases,” “Note 4 — Business Combinations,” and “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements. We expect that cash provided by operating activities will be sufficient to meet such obligations during the foreseeable future.
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

Off-Balance Sheet Arrangements
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $0.9 million and $1.6 million for the three and six months ended June 30, 2021, respectively, and approximately $0.2 million and $1.7 million for the three and six months ended June 30, 2020, respectively. The fund usage fees were significantly lower in the current reporting period as compared to the same period in the prior year as a result of a reduction in the target federal funds rate, on which the fund usage fees were determined. We are exposed to interest rate risk to the extent that the target federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balance of funds provided by the third-party vendors were approximately $439.1 million and $340.3 million as of June 30, 2021 and December 31, 2020, respectively.
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
We are responsible for any losses of cash in the fund dispensing devices under this agreement, and we self-insure for this risk. There were no material losses related to this self-insurance for the three and six months ended June 30, 2021 and 2020.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. Under the terms of these agreements, we pay a monthly fund usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of funds provided by the third-party vendors was approximately $439.1 million as of June 30, 2021; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $4.39 million impact on income before tax over a 12-month period.
The Term Loan Facility and Revolving Credit Facility and the Incremental Term Loan (collectively, the “Credit Facilities”) bear interest at rates that can vary over time. We have the option of paying interest on the outstanding amounts under the Credit Facilities using a base rate or LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to do so for various maturities.
The weighted average interest rate on the Term Loan Facility was 3.50% and 3.54% for the three and six months ended June 30, 2021, respectively. Based upon the outstanding balance on the Term Loan Facility of $735.5 million as of June 30, 2021, each 100 basis points increase in the applicable LIBOR would have a combined impact of approximately $7.36 million on interest expense over a 12-month period.
The weighted average interest rate on the Incremental Term Loan was 11.50% for the three and six months ended June 30, 2021. Based upon the outstanding balance on the Incremental Term Loan of $123.8 million as of June 30, 2021, each 100 basis points increase in the applicable LIBOR would have an impact of approximately $1.24 million on interest expense over a 12-month period.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and the principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021 such that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2021
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases and Withholding of Equity Securities

	Total Number of Shares Purchased (1) (in thousands)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Period
4/1/21 - 4/30/21	4.8	$14.80	—	—
5/1/21 - 5/31/21	436.7	$18.73	—	—
6/1/21 - 6/30/21	8.4	$22.16	—	—
Total	449.9	$18.75	—	—
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
(3) As discussed in “Note 14 — Stockholders’ Equity ” in Part I, Item 1: Financial Statements, the share repurchase program approved in February 2020 for up to $10.0 million was suspended and no repurchases occurred during the six months ended June 30, 2021 under the program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description

4.1
Indenture (and Form of 5.000% Senior Unsecured Notes due 2029 attached as Exhibit A thereto), dated as of July 15, 2021, by and among Everi Holdings Inc., certain of its wholly owned subsidiaries, as guarantors, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on July 15, 2021).

10.2
Credit Agreement, dated August 3, 2021, among Everi Holdings Inc., as borrower, and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 3, 2021).

10.1	Amended and Restated 2014 Equity Incentive Plan, as amended on May 19, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2021).

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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - – this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2021		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)