Form 10-Q
period 2021-09-30
Everi Holdings Inc.
filed 2021-11-03
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of October 29, 2021, there were 90,978,626 shares of the registrant’s $0.001 par value per share common stock outstanding.

TABLE OF CONTENTS

		Page

PART I: FINANCIAL INFORMATION		3

Item 1:	Financial Statements	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	6

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020	8

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4:	Controls and Procedures	44

PART II: OTHER INFORMATION		45

Item 1:	Legal Proceedings	45

Item 1A:	Risk Factors	45

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3:	Defaults Upon Senior Securities	45

Item 4:	Mine Safety Disclosures	45

Item 5:	Other Information	45

Item 6:	Exhibits	46

Signatures		47

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings (loss) per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Games revenues
Gaming operations	$71,580	$46,968	$202,941	$106,513
Gaming equipment and systems	24,220	10,229	68,298	28,795
Gaming other	33	44	82	76
Games total revenues	95,833	57,241	271,321	135,384
FinTech revenues
Financial access services	46,421	33,979	129,973	80,986
Software and other	17,024	14,630	49,874	31,748
Hardware	9,024	6,248	28,829	16,004
FinTech total revenues	72,469	54,857	208,676	128,738
Total revenues	168,302	112,098	479,997	264,122
Costs and expenses
Games cost of revenues(1)
Gaming operations	5,675	4,245	15,776	10,471
Gaming equipment and systems	13,503	5,730	39,058	16,625
Gaming other	—	—	—	456
Games total cost of revenues	19,178	9,975	54,834	27,552
FinTech cost of revenues(1)
Financial access services	1,830	1,161	4,863	5,227
Software and other	1,063	859	3,196	2,057
Hardware	5,380	3,548	17,078	9,452
FinTech total cost of revenues	8,273	5,568	25,137	16,736
Operating expenses	47,121	34,927	133,320	115,428
Research and development	9,598	7,034	26,799	20,958
Depreciation	14,463	16,163	46,571	48,700
Amortization	14,596	18,693	43,680	57,312
Total costs and expenses	113,229	92,360	330,341	286,686
Operating income (loss)	55,073	19,738	149,656	(22,564)
Other expenses
Interest expense, net of interest income	14,257	18,905	50,488	56,226
Loss on extinguishment of debt	34,389	—	34,389	7,457
Total other expenses	48,646	18,905	84,877	63,683
Income (loss) before income tax	6,427	833	64,779	(86,247)
Income tax (benefit) provision	(319)	1,711	1,285	(3,434)
Net income (loss)	6,746	(878)	63,494	(82,813)
Foreign currency translation	(442)	359	(335)	(1,295)
Comprehensive income (loss)	$6,304	$(519)	$63,159	$(84,108)
(1) Exclusive of depreciation and amortization.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings (loss) per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings (loss) per share
Basic	$0.07	$(0.01)	$0.72	$(0.97)
Diluted	$0.07	$(0.01)	$0.64	$(0.97)
Weighted average common shares outstanding
Basic	90,322	85,556	88,688	85,102
Diluted	101,359	85,556	99,581	85,102

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At September 30,	At December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$215,551	$251,706
Settlement receivables	50,596	60,652
Trade and other receivables, net of allowances for credit losses of $4,788 and $3,689 at September 30, 2021 and December 31, 2020, respectively	95,200	74,191
Inventory	31,690	27,742
Prepaid expenses and other current assets	25,218	17,348
Total current assets	418,255	431,639
Non-current assets
Property and equipment, net	114,943	112,323
Goodwill	681,975	681,974
Other intangible assets, net	216,621	214,627
Other receivables	14,068	14,620
Other assets	20,181	21,996
Total non-current assets	1,047,788	1,045,540
Total assets	$1,466,043	$1,477,179
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Settlement liabilities	$177,582	$173,211
Accounts payable and accrued expenses	199,254	145,029
Current portion of long-term debt	6,000	1,250
Total current liabilities	382,836	319,490
Non-current liabilities
Long-term debt, less current portion	976,407	1,128,003
Deferred tax liability, net	19,782	19,956
Other accrued expenses and liabilities	14,250	17,628
Total non-current liabilities	1,010,439	1,165,587
Total liabilities	1,393,275	1,485,077
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized and 116,357 and 90,692 shares issued and outstanding at September 30, 2021, respectively, and 111,872 and 86,683 shares issued and outstanding at December 31, 2020, respectively	116	112
Additional paid-in capital	493,022	466,614
Accumulated deficit	(231,126)	(294,620)
Accumulated other comprehensive loss	(1,526)	(1,191)
Treasury stock, at cost, 25,664 and 25,190 shares at September 30, 2021 and December 31, 2020, respectively	(187,718)	(178,813)
Total stockholders’ equity (deficit)	72,768	(7,898)
Total liabilities and stockholders’ equity (deficit)	$1,466,043	$1,477,179
See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$63,494	$(82,813)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	46,571	48,700
Amortization	43,680	57,312
Non-cash lease expense	3,400	3,615
Amortization of financing costs and discounts	3,234	3,111
Loss on sale or disposal of assets	1,616	111
Accretion of contract rights	6,966	5,345
Provision for credit losses	5,499	6,925
Deferred income taxes	(174)	(3,788)
Reserve for inventory obsolescence	1,610	1,810
Write-down of assets	—	11,281
Loss on extinguishment of debt	34,389	7,457
Stock-based compensation	12,404	10,108
Other non-cash items	—	456
Changes in operating assets and liabilities:
Settlement receivables	10,056	36,922
Trade and other receivables	(25,522)	6,682
Inventory	(5,569)	(10,614)
Prepaid expenses and other assets	(8,068)	(4,952)
Settlement liabilities	4,371	(93,622)
Accounts payable and accrued expenses	45,543	(5,814)
Net cash provided by (used in) operating activities	243,500	(1,768)
Cash flows from investing activities
Capital expenditures	(73,288)	(52,428)
Acquisitions, net of cash acquired	(15,000)	(15,000)
Proceeds from sale of property and equipment	215	141
Placement fee agreements	—	(3,021)
Net cash used in investing activities	(88,073)	(70,308)

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities
Proceeds from new term loan	600,000	—
Repayments of prior term loan	(735,500)	(13,500)
Proceeds from prior incremental term loan	—	125,000
Repayment of prior incremental term loan	(124,375)	(313)
Proceeds from prior revolver	—	35,000
Repayments of prior revolver	—	(35,000)
Proceeds from 2021 unsecured notes	400,000	—
Repayments of 2017 unsecured notes	(285,381)	(89,619)
Fees associated with debt transactions — new debt	(19,797)	—
Fees associated with debt transactions — prior debt	(20,828)	(11,128)
Proceeds from exercise of stock options	14,012	3,509
Treasury stock	(8,909)	(1,097)
Payment of acquisition contingent consideration	(9,875)	—
Net cash (used in) provided by financing activities	(190,653)	12,852
Effect of exchange rates on cash and cash equivalents	(237)	(1,370)
Cash, cash equivalents and restricted cash
Net decrease for the period	(35,463)	(60,594)
Balance, beginning of the period	252,349	296,610
Balance, end of the period	$216,886	$236,016

Nine Months Ended September 30,
2021	2020

Supplemental cash disclosures
Cash paid for interest	$45,167	$45,331
Cash paid for income tax, net	$975	$81
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures and placement fees	$32,999	$2,970
Transfer of leased gaming equipment to inventory	$5,636	$5,493

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

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Treasury Stock	Equity (Deficit)

Balance, January 1, 2021	111,872	$112	$466,614	$(294,620)	$(1,191)	$(178,813)	$(7,898)
Net income	—	—	—	20,534	—	—	20,534
Foreign currency translation	—	—	—	—	(221)	—	(221)
Stock-based compensation expense	—	—	3,005	—	—	—	3,005
Exercise of warrants	378	—	—	—	—	—	—
Exercise of options	561	1	2,284	—	—	—	2,285
Restricted share vesting and withholding	41	—	(1)	—	—	(172)	(173)
Balance, March 31, 2021	112,852	$113	$471,902	$(274,086)	$(1,412)	$(178,985)	$17,532
Net income	—	—	—	36,214	—	—	36,214
Foreign currency translation	—	—	—	—	328	—	328
Stock-based compensation expense	—	—	5,447	—	—	—	5,447
Exercise of options	1,358	2	6,416	—	—	—	6,418
Restricted share vesting and withholding	1,349	1	(3)	—	—	(8,437)	(8,439)
Balance, June 30, 2021	115,559	$116	$483,762	$(237,872)	$(1,084)	$(187,422)	$57,500
Net income	—	—	—	6,746	—	—	6,746
Foreign currency translation	—	—	—	—	(442)	—	(442)
Stock-based compensation expense	—	—	3,952	—	—	—	3,952
Exercise of options	762	—	5,309	—	—	—	5,309
Restricted share vesting and withholding	36	—	(1)	—	—	(296)	(297)
Balance, September 30, 2021	116,357	$116	$493,022	$(231,126)	$(1,526)	$(187,718)	$72,768

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In this filing, we refer to: (i) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements”; (ii) our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as our “Statements of Operations”; and (iii) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets.”
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
Everi Games provides gaming operators with gaming technology products and services, including: (i) gaming machines, primarily comprising Class II and Class III slot machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (ii) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; and (iii) business-to-business (“B2B”) digital online gaming activities.
Everi FinTech provides gaming operators with financial technology products and services, including: financial access and related services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels along with related loyalty and marketing tools, and other information-related products and services. Our services operate as part of an end-to-end security suite to protect against cyber-related attacks and maintain the necessary secured environments to maintain compliance with applicable regulatory requirements. These solutions include: access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card financial access transactions, and point of sale (“POS”) debit card purchases at casino cages, kiosk and mobile POS devices; accounts for the CashClub Wallet, check warranty services, self-service ATMs and fully integrated kiosk and maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings.
With respect to our FinTech business, we have made the following updates to certain of our financial statement descriptions, where applicable: (i) “Cash access services” has become “Financial access services”; (ii) “ATM” has been renamed “Funds dispensed”; (iii) “Equipment” has been changed to “Hardware”; and (iv) “Information services and other” has been revised to “Software and other.” These naming convention changes better represent how our business has evolved.
Impact of the Coronavirus Disease 2019 (“COVID-19”) Pandemic
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility in the financial markets, increased unemployment levels, and caused temporary, and in certain cases, permanent closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments in the first quarter of 2020, with many beginning to reopen their operations over the remainder of 2020 and in 2021. As a result, our operations experienced significant disruptions in the first three quarters of 2020. At the immediate onset of the COVID-19 pandemic, we were affected by various measures, including, but not limited to: the institution of social distancing and sheltering-in-place requirements in many states and communities where we operate, which significantly impacted demand for our products and services, and resulted in office closures, the furlough of a majority of our employees, the implementation of temporary base salary reductions for our employees and the implementation of a work-from-home policy.

Since the onset of COVID-19, we have implemented measures to mitigate our exposure throughout the global pandemic. While there may be further uncertainty facing our customers as a result of COVID-19, we continue to evaluate our business strategies and the impacts of the global pandemic on our results of operations and financial condition and make business decisions to mitigate further risk. While industry conditions have improved significantly compared to 2020, it is unclear if the customer volumes experienced will continue to exceed pre-COVID levels, to the extent another resurgence of COVID-19 could result in the further closure or re-closure of casinos by federal, state, tribal or municipal governments and regulatory agencies or by the casino operators themselves in an effort to contain the COVID-19 global pandemic or mitigate its impact and the impact of vaccines on these matters.
As of September 30, 2021, excluding the few casinos that have permanently closed, there are only a minimal number of customers whose operations still remain closed. Our revenues, cash flows, and liquidity for the third quarter of 2021 exceeded the third quarter of 2020, which was significantly impacted by the effects of COVID-19. At the onset of the pandemic, our customers implemented protocols intended to protect their patrons and guests from potential COVID-19 exposure and re-establish customer confidence in the gaming and hospitality industry. These measures included enhanced sanitization, limitations on public gathering and casino capacity, patron social distancing requirements, and limitations on casino operations and amenities, which have limited the number of patrons that are able or who desire to attend these venues. This has also impacted the pace at which demand for our products and services rebounds.
With some limitations still in effect, we expect that demand for our products and services will continue to be tempered in the short-term, to the extent gaming activity decreases at our customers’ locations or fails to increase at expected rates or return to pre-pandemic levels and to the extent our customers decide to restrict their capital spending as a result of uncertainty in the industry, or otherwise. As a result, we continue to monitor and manage liquidity levels and we may, from time to time, evaluate available capital resource alternatives on acceptable terms to provide additional financial flexibility.
The impact of the COVID-19 pandemic also exacerbates the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), including, but not limited to: our ability to comply with the terms of our indebtedness; our ability to generate revenues, earn profits and maintain adequate liquidity; our ability to service existing and attract new customers and maintain our overall competitiveness in the market; the potential for significant fluctuations in demand for our products and services; overall trends in the gaming industry impacting our business; and potential volatility in our stock price, among other concerns such as cybersecurity exposure.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report.
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
The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	Nine Months Ended September 30,
	2021	2020
Contract assets(1)
Balance at January 1 — current	$9,240	$8,634
Balance at January 1 — non-current	8,321	6,774
Total	17,561	15,408
Balance at September 30 — current	9,728	8,945
Balance at September 30 — non-current	5,647	7,545
Total	15,375	16,490
(Decrease)/Increase	$(2,186)	$1,082
Contract liabilities(2)
Balance at January 1 — current	$26,980	$28,510
Balance at January 1 — non-current	289	354
Total	27,269	28,864
Balance at September 30 — current	36,503	34,846
Balance at September 30 — non-current	493	32
Total	36,996	34,878
Increase	$9,727	$6,014
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
We recognized approximately $21.0 million and $19.3 million in revenue that was included in the beginning contract liability balance during the nine months ended September 30, 2021 and 2020, respectively.

Games Revenues
Our products and services include electronic gaming devices, such as Native American Class II offerings and other electronic bingo products, Class III slot machine offerings, VLTs, B2B digital online gaming activities, accounting and central determinant systems, and other back office systems. We conduct our Games segment business based on results generated from the following major revenue streams: (i) Gaming Operations; (ii) Gaming Equipment and Systems; and (iii) Gaming Other.
We recognize our Gaming Operations revenue based on criteria set forth in ASC 842 or ASC 606, as applicable. The amount of lease revenue included in our Gaming Operations revenues and recognized under ASC 842 was approximately $49.2 million and $141.6 million for the three and nine months ended September 30, 2021, respectively, and $35.9 million and $80.3 million for the three and nine months ended September 30, 2020, respectively.
FinTech Revenues
Our FinTech products and services include solutions that we offer to gaming establishments to provide their patrons with financial access and funds-based services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels along with related loyalty and marketing tools, and other information-related products and services. In addition, our services operate as part of an end-to-end security suite to protect against cyber-related attacks and maintain the necessary secured environments to maintain compliance with applicable regulatory requirements. These solutions include: access to cash and cashless funding at gaming facilities via ATM debit withdrawals, credit card financial access transactions, and POS debit card purchases at casino cages, kiosk and mobile POS devices; accounts for the CashClub Wallet, check warranty services, self-service ATMs and fully integrated kiosk and maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings. We conduct our FinTech segment business based on results generated from the following major revenue streams: (i) Financial Access Services; (ii) Software and Other; and (iii) Hardware.
Hardware revenues are derived from the sale of our financial access and loyalty kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet the definition of a sales type or direct financing lease, which are accounted for under ASC 842. We did not have any new financial access kiosk and related equipment sales contracts accounted for under ASC 842 during the three and nine months ended September 30, 2021 and 2020.
Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer agreements; (ii) funds held in connection with a sponsorship agreement; (iii) wide area progressive (“WAP”)-related restricted funds; and (iv) financial access activities related to cashless balances held on behalf of patrons. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the statement of cash flows for the nine months ended September 30, 2021 (in thousands).

	Classification on our Balance Sheets	At September 30, 2021	At December 31, 2020
Cash and cash equivalents	Cash and cash equivalents	$215,551	$251,706
Restricted cash — current	Prepaid expenses and other current assets	1,234	542
Restricted cash — non-current	Other assets	101	101
Total		$216,886	$252,349
Allowance for Credit Losses
We continually evaluate the collectability of outstanding balances and maintain an allowance for credit losses related to our trade and other receivables and notes receivable that have been determined to have a high risk of uncollectability, which represents our best estimates of the current expected credit losses to be incurred in the future. To derive our estimates, we analyze historical collection trends and changes in our customer payment patterns, current and expected conditions and market trends along with our operating forecasts, concentration, and creditworthiness when evaluating the adequacy of our allowance for credit losses. In addition, with respect to our check warranty receivables, we are exposed to risk for the losses associated with warranted items that cannot be collected from patrons issuing these items. We evaluate the collectability of the outstanding balances and establish a reserve for the face amount of the current expected credit losses related to these receivables. Account balances are charged against the provision when the Company believes it is probable the receivable will not be recovered.

The provision for doubtful accounts receivable is included within operating expenses and the check warranty loss reserves are included within financial access services cost of revenues in the Statements of Operations.

Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The annual impairment test is completed using either: a qualitative “Step 0” assessment based on reviewing relevant events and circumstances; or a quantitative “Step 1” assessment, which determines the fair value of the reporting unit, using both an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether an impairment exists. To the extent the carrying amount of a reporting unit is less than its estimated fair value, an impairment charge is recorded.
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
Our reporting units are identified as operating segments or one level below. Reporting units must: (i) engage in business activities from which they earn revenues and incur expenses; (ii) have operating results that are regularly reviewed by our segment management to ascertain the resources to be allocated to the segment and assess its performance; and (iii) have discrete financial information available. As of September 30, 2021, our reporting units included: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Loyalty Sales and Services.
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of long-term accounts payable is estimated by discounting the total obligation using appropriate interest rates. As of September 30, 2021 and December 31, 2020, the fair value of trade and loans receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (dollars in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
September 30, 2021
$600 million New Term Loan	2	$599,430	$600,000
$400 million 2021 Unsecured Notes	2	$411,000	$400,000
December 31, 2020
$820 million Prior Term Loan	2	$729,138	$735,500
$125 million Prior Incremental Term Loan	2	$129,972	$124,375
$375 million 2017 Unsecured Notes	2	$296,083	$285,381

Our borrowings’ fair values were determined using Level 2 inputs based on quoted market prices for these securities.
Reclassification of Prior Year Balances
Reclassifications were made to prior-period Financial Statements to conform to the current period presentation, where applicable.
Recent Accounting Guidance
Recently Adopted Accounting Guidance

Standard	Description	Date of Adoption	Effect on Financial Statements
Accounting Standard Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This ASU simplifies the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and adds guidance to reduce the complexity of applying Topic 740.	January 1, 2021	The adoption of this ASU did not have a material effect on our Financial Statements or on our disclosures.
Recent Accounting Guidance Not Yet Adopted

Standard	Description	Date of Adoption	Effect on Financial Statements
ASU 2021-05, 'Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments	This ASU amends the lease classification requirements for lessors to align them with practice under ASC Topic 840.	January 1, 2022	We are currently evaluating the impact of adopting this ASU on our Financial Statements and our disclosures; however, we do not expect the impact to be material.
As of September 30, 2021, other than what has been described above, we do not anticipate recently issued accounting guidance to have a significant future impact on our consolidated financial statements.
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
Certain of our lease arrangements contain options to renew with terms that generally have the ability to extend the lease term to a range of approximately 1 to 10 years. The exercise of lease renewal options is generally at our sole discretion. The expected lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such option. The depreciable life of leased assets and leasehold improvements is limited by the expected term of such assets, unless there is a transfer of title or purchase option reasonably certain to be exercised.

Lessee
We enter into operating lease agreements for real estate purposes that generally consist of buildings for office space and warehouses for manufacturing purposes. Certain of our lease agreements consist of rental payments that are periodically adjusted for inflation. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. Our lease agreements do not generally provide explicit rates of interest; therefore, we use our incremental collateralized borrowing rate, which is based on a fully collateralized and fully amortizing loan with a maturity date the same as the length of the lease that is based on the information available at the commencement date to determine the present value of lease payments. Leases with an initial expected term of 12 months or less (short-term) are not accounted for on our Balance Sheets. As of September 30, 2021 and December 31, 2020, our finance leases were not material.
Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At September 30, 2021	At December 31, 2020
Assets
Operating lease ROU assets	Other assets, non-current	$13,764	$16,104
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$5,468	$5,649
Non-current operating lease liabilities	Other accrued expenses and liabilities	$13,127	$16,077
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for:
Long-term operating leases	$1,660	$1,611	$5,030	$4,892
Short-term operating leases	$400	$465	$1,219	$1,433
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	$396	$7,594	$1,063	$8,454
(1) The amounts are presented net of current year terminations and exclude amortization for the period.
Other information related to lease terms and discount rates is as follows:

	At September 30, 2021	At December 31, 2020
Weighted Average Remaining Lease Term (in years):
Operating leases	3.71	4.16
Weighted Average Discount Rate:
Operating leases	5.08%	5.16%
Components of lease expense, which are included in operating expenses, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Lease Cost:
Operating lease cost (1)	$1,276	$1,475	$4,192	$4,212
Variable lease cost	$311	$421	$946	$1,333
(1) The amount includes approximately $1.0 million and $3.4 million in non-cash lease expense for the three and nine months ended September 30, 2021, respectively, and $1.4 million and $3.6 million for the three and nine months ended September 30, 2020, respectively.

Maturities of lease liabilities are summarized as follows as of September 30, 2021 (in thousands):

Year Ending December 31,	Amount
2021 (excluding the nine months ended September 30, 2021)	$1,574
2022	6,267
2023	4,893
2024	3,667
2025	2,971
Thereafter	1,041
Total future minimum lease payments	20,413
Amount representing interest	1,818
Present value of future minimum lease payments	18,595
Current operating lease obligations	5,468
Long-term lease obligations	$13,127
Lessor
We generate lease revenues primarily from our gaming operations activities, and the majority of our leases are month-to-month leases. Under these arrangements, we retain ownership of the electronic gaming machines (“EGMs”) installed at customer facilities. We receive recurring revenues based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. Such revenues are generated daily and are limited to the lesser of the net win per day generated by the leased gaming equipment or the fixed daily fee and the lease payments that have been collected from the lessee. Certain of our leases have terms and conditions with options for a lessee to purchase the underlying assets. Refer to “Note 9 — Property and Equipment” for details of our rental pool assets cost and accumulated depreciation.
We did not have material sales transactions that qualified for sales-type lease accounting treatment during the three and nine months ended September 30, 2021 and 2020. Our interest income recognized in connection with sales-type leases executed in the prior periods was not material.
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At September 30, 2021	At December 31, 2020
Assets
Net investment in sales-type leases — current	Trade and other receivables, net	$1,157	$1,397
Net investment in sales-type leases — non-current	Other receivables	$186	$803

4. BUSINESS COMBINATIONS
We had no material acquisitions for the three and nine months ended September 30, 2021.
Atrient, Inc.
On March 8, 2019, we acquired certain assets of Atrient, Inc. (“Atrient,” the “Seller”), a privately held company that developed and distributed hardware and software applications to gaming operators to enhance gaming patron loyalty, pursuant to an asset purchase agreement. This acquisition included existing contracts with gaming operators, technology, and intellectual property that allow us to provide gaming operators with self-service enrollment, loyalty and marketing equipment, a mobile application to offer a gaming operator’s patrons additional flexibility in accessing casino promotions, and a marketing platform that manages and delivers a gaming operator’s marketing programs through these patron interfaces. This acquisition expanded our financial technology solutions offerings within our FinTech segment. Under the terms of the asset purchase agreement, we paid the Seller $20.0 million at the closing of the transaction, $10.0 million one year following the closing and another $10.0 million during the nine months ended September 30, 2021. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and were included in accounts payable and accrued expenses as of December 31, 2020.

Furthermore, an additional amount of approximately $9.9 million in contingent consideration was earned by the Seller based upon the achievement of certain revenue targets over the first two years post-closing, which we paid in June 2021. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and were remeasured each reporting period. The inputs used to measure the fair value of our liabilities were categorized as Level 3 in the fair value hierarchy. Contingent consideration liabilities as of December 31, 2020 were approximately $9.9 million, and were included in accounts payable and accrued expenses in our Balance Sheets as of December 31, 2020.
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
In the second quarter of 2020, we entered into an amendment to the asset purchase agreement allowing us to remit the additional $5.0 million by July 1, 2020, which we paid in June 2020. The final payment of $5.0 million due by July 1, 2021 was paid in June 2021. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and was included in accounts payable and accrued expenses as of December 31, 2020. The total consideration for this acquisition was $25.0 million. The acquisition did not have a significant impact on our results of operations or financial condition.
5. FUNDING AGREEMENTS
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $1.2 million and $2.9 million for the three and nine months ended September 30, 2021, respectively, and approximately $0.7 million and $2.5 million for the three and nine months ended September 30, 2020, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balance of funds provided from the third parties were approximately $401.5 million and $340.3 million as of September 30, 2021 and December 31, 2020, respectively.
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
We are responsible for losses of cash in the fund dispensing devices under this agreement, and we self-insure for this type of risk. There were no material losses for the three and nine months ended September 30, 2021 and 2020.
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

The balance of trade and other receivables consisted of the following (in thousands):

	At September 30,	At December 31,
	2021	2020
Trade and other receivables, net
Games trade and loans receivables	$64,939	$44,794
FinTech trade and loans receivables	25,303	14,683
Contract assets(1)	15,375	17,561
Net investment in sales-type leases	1,343	2,200
Insurance settlement receivable(2)	—	7,650
Other receivables	2,308	1,923
Total trade and other receivables, net	109,268	88,811
Non-current portion of receivables
Games trade and loans receivables	(1,237)	(1,333)
FinTech trade and loans receivables	(6,998)	(4,163)
Contract assets(1)	(5,647)	(8,321)
Net investment in sales-type leases	(186)	(803)
Total non-current portion of receivables	(14,068)	(14,620)
Total trade and other receivables, current portion	$95,200	$74,191
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for a discussion on the contract assets.
(2) Refer to “Note 13 — Commitments and Contingencies” for a discussion on the insurance settlement receivable.
Allowance for Credit Losses
The activity in our allowance for credit losses for the nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Beginning allowance for credit losses	$(3,689)	$(5,786)
Provision	(5,499)	(6,926)
Charge-offs and recoveries	4,400	8,958
Ending allowance for credit losses	$(4,788)	$(3,754)

7. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.
Inventory consisted of the following (in thousands):

	At September 30,	At December 31,
	2021	2020
Inventory
Component parts, net of reserves of $2,195 and $1,262 at September 30, 2021 and December 31, 2020, respectively	$23,908	$21,560
Work-in-progress	985	182
Finished goods	6,797	6,000
Total inventory	$31,690	$27,742

8. PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets include the balance of prepaid expenses, deposits, debt issuance costs on our New Revolver, restricted cash, operating lease ROU assets, and other assets. The current portion of these assets is included in prepaid expenses and other current assets and the non-current portion is included in other assets, both of which are contained within the Balance Sheets.
The balance of the current portion of prepaid expenses and other assets consisted of the following (in thousands):

	At September 30,	At December 31,
	2021	2020
Prepaid expenses and other current assets
Prepaid expenses	$15,548	$11,282
Deposits	5,720	4,133
Restricted cash(1)	1,234	542
Other	2,716	1,391
Total prepaid expenses and other current assets	$25,218	$17,348
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for discussion on the composition of the restricted cash balance.
The balance of the non-current portion of other assets consisted of the following (in thousands):

	At September 30,	At December 31,
	2021	2020
Other assets
Operating lease ROU assets	$13,764	$16,104
Prepaid expenses and deposits	4,080	4,952
Debt issuance costs of New Revolver/Prior Revolver	1,856	267
Other	481	673
Total other assets	$20,181	$21,996

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (dollars in thousands):

		At September 30, 2021			At December 31, 2020
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool — deployed	2-4	$238,916	$158,984	$79,932	$216,775	$136,975	$79,800
Rental pool — undeployed	2-4	22,519	18,152	4,367	21,974	16,680	5,294
FinTech equipment	1-5	32,400	20,560	11,840	33,349	21,947	11,402
Leasehold and building improvements	Lease Term	12,502	8,902	3,600	11,352	8,557	2,795
Machinery, office, and other equipment	1-5	41,560	26,356	15,204	45,085	32,053	13,032
Total property and equipment		$347,897	$232,954	$114,943	$328,535	$216,212	$112,323
Depreciation expense related to property and equipment totaled approximately $14.5 million and $46.6 million for the three and nine months ended September 30, 2021, and approximately $16.2 million and $48.7 million for the three and nine months ended September 30, 2020, respectively.

10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $682.0 million at September 30, 2021 and December 31, 2020, respectively. We have the following reporting units: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Loyalty Sales and Services.
In accordance with ASC 350 (“Intangibles—Goodwill and Other”), we test goodwill at the reporting unit level, which is identified as an operating segment or one level below, for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
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
There was no impairment identified for our goodwill for the three and nine months ended September 30, 2021 and 2020.
Other Intangible Assets
Other intangible assets consist of the following (dollars in thousands):

		At September 30, 2021			At December 31, 2020
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	3-7	$56,234	$1,886	$54,348	$60,561	$28,108	$32,453
Customer contracts	3-14	71,975	57,730	14,245	71,975	54,407	17,568
Customer relationships	8-12	231,100	142,274	88,826	231,100	126,549	104,551
Developed technology and software	1-6	333,308	274,794	58,514	313,957	255,771	58,186
Patents, trademarks and other	2-18	19,682	18,994	688	19,682	17,813	1,869
Total other intangible assets		$712,299	$495,678	$216,621	$697,275	$482,648	$214,627
Amortization expense related to other intangible assets was approximately $14.6 million and $43.7 million for the three and nine months ended September 30, 2021, respectively, and approximately $18.7 million and $57.3 million for the three and nine months ended September 30, 2020, respectively.
In September 2021, we entered into a placement fee agreement with a customer for certain of its locations for approximately $28.9 million. There were no payments made in connection with the placement fees for the three and nine months ended September 30, 2021. We paid approximately $2.1 million and $3.0 million in placement fees for the three and nine months ended September 30, 2020. The payment for the three and nine months ended September 30, 2020 did not include imputed interest.
We evaluate our other intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three and nine months ended September 30, 2021, there were no material write-downs of intangible assets.
During the nine months ended September 30, 2020, we recorded a full write-down of assets of approximately $5.9 million, of which $5.5 million and $0.4 million, related to our Games and FinTech business, respectively, for certain of our internally developed and third-party software projects that were not expected to be pursued. This charge was reflected in operating expenses of our Statement of Operations.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (in thousands):

	At September 30,	At December 31,
	2021	2020
Accounts payable and accrued expenses
Vendor commissions payable	$56,869	$39,028
Contract liabilities	36,503	26,980
Trade accounts payable	29,837	15,503
Placement fees	28,862	—
Payroll and related expenses	27,597	13,357
Operating lease liabilities	5,468	5,649
Accrued interest	4,274	1,068
Accrued taxes	2,855	1,329
Financial access processing and related expenses	2,864	1,109
Contingent consideration and acquisition-related liabilities(1)	—	24,674
Litigation accrual(2)	—	12,727
Other	4,125	3,605
Total accounts payable and accrued expenses	$199,254	$145,029
(1) Refer to “Note 4 — Business Combinations.”
(2) Refer to “Note 13 — Commitments and Contingencies.”
12. LONG-TERM DEBT
The following table summarizes our outstanding indebtedness (dollars in thousands):

	Maturity	Interest	At September 30,	At December 31,
	Date	Rate	2021	2020
Long-term debt
$600 million New Term Loan	2028	LIBOR+2.50%	$600,000	$—
$125 million New Revolver	2026	LIBOR+2.50%	—	—
$820 million Prior Term Loan	2024	LIBOR+2.75%	—	735,500
$125 million Prior Incremental Term Loan	2024	LIBOR+10.50%	—	124,375
$35 million Prior Revolver	2022	LIBOR+4.50%	—	—
Senior Secured Credit Facilities			600,000	859,875
$400 million 2021 Unsecured Notes	2029	5.00%	400,000	—
$375 million 2017 Unsecured Notes	2025	7.50%	—	285,381
Total debt			1,000,000	1,145,256
Debt issuance costs and discount			(17,593)	(16,003)
Total debt after debt issuance costs and discount			982,407	1,129,253
Current portion of long-term debt			(6,000)	(1,250)
Total long-term debt, net of current portion			$976,407	$1,128,003
New Credit Facilities
The Company, as borrower, entered into a credit agreement dated as of August 3, 2021 (the “Closing Date”), among the Company, the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender and a letter of credit issuer (the “New Credit Agreement”). The New Credit Agreement provides for: (i) a seven-year $600 million senior secured term loan due 2028 issued at 99.75% of par (the “New Term Loan”); and (ii) a $125 million senior secured revolving credit facility due 2026, which was undrawn at closing (the “New Revolver” and together with the New Term Loan, the “New Credit Facilities”).

The fees associated with the New Credit Facilities were approximately $13.9 million, which included discounts of approximately $1.5 million.
The interest rate per annum applicable to the New Credit Facilities will be, at the Company’s option, either the Eurodollar rate with a 0.50% LIBOR floor plus a margin of 2.50% or the base rate plus a margin of 1.50%.
The New Revolver is available for general corporate purposes, including permitted acquisitions, working capital and the issuance of letters of credit. Borrowings under the New Revolver are subject to the satisfaction of customary conditions, including the absence of defaults and the accuracy of representations and warranties.
The Company is required to make periodic payments on the New Term Loan in an amount equal to 0.25% per quarter of the initial aggregate principal, with the final principal repayment installment on the maturity date. Interest is due in arrears on each interest payment date applicable thereto and at such other times as may be specified in the New Credit Agreement. As to any loan other than a base rate loan, the interest payment dates shall be the last day of each interest period applicable to such loan and the maturity date (provided, however, that if any interest period for a Eurodollar Rate loan exceeds three months, the respective dates that fall every three months after the beginning of such interest period shall also be interest payment dates). As to any base rate loan, commencing on the last business day of December 2021, the interest payment dates shall be last business day of each of March, June, September and December and the maturity date.
Voluntary prepayments of the New Term Loan and the New Revolver and voluntary reductions in the unused commitments are permitted in whole or in part, in minimum amounts as set forth in the New Credit Agreement governing the New Credit Facilities, with prior notice, and without premium or penalty, except that certain refinancings or repricings of the New Term Loan within six months after the Closing Date will be subject to a prepayment premium of 1.00% of the principal amount repaid.
The New Credit Agreement contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The New Credit Agreement also requires the Company, together with its subsidiaries, to comply with a maximum consolidated secured leverage ratio of 4.25:1.00 as of the measurement date.
The weighted average interest rate on the New Term Loan was 3.00% for the three and nine months ended September 30, 2021.
2021 Senior Unsecured Notes
On July 15, 2021, the Company, as issuer, completed the previously announced offering (the “Offering”) of $400 million in aggregate principal amount of Everi’s 5.00% senior unsecured notes due 2029 (the “2021 Unsecured Notes”). Pursuant to a Purchase Agreement dated June 30, 2021 (the “Purchase Agreement”) by and among the Company and certain of Everi’s direct and indirect domestic subsidiaries, as guarantors (collectively the “Guarantors”), and Jefferies LLC as representative of the several initial purchasers (collectively the “Initial Purchasers”), the Company issued, at a price of par, and sold the 2021 Unsecured Notes to the Initial Purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons pursuant to Regulation S of the Securities Act. The 2021 Unsecured Notes, and guarantees thereof, have not been and will not be registered under the Securities Act or the securities laws of any state or other jurisdictions, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.
The fees associated with the 2021 Unsecured Notes included debt issuance costs of approximately $5.9 million.
The 2021 Unsecured Notes were issued under an indenture (the “Indenture”) dated July 15, 2021 by and among Everi, the Guarantors and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”). The 2021 Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors. Interest on the 2021 Unsecured Notes accrues at a rate of 5.00% per annum and is payable semi-annually in arrears on each January 15 and July 15 (the “Interest Payment Dates”), commencing on January 15, 2022. The Company will make each interest payment to the holders of record on each January 1 and July 1 immediately preceding the Interest Payment Dates. The 2021 Unsecured Notes will mature on July 15, 2029.

The 2021 Unsecured Notes and the related guarantees are senior obligations of Everi and the Guarantors, respectively, and rank equally with all of the Company’s and each Guarantor’s present and future senior indebtedness and rank senior in right of payment to all of Everi’s and each Guarantor’s present and future subordinated indebtedness. The 2021 Unsecured Notes and related guarantees are effectively subordinated to all of Everi’s and each Guarantor’s present and future secured indebtedness (to the extent of the value of the assets securing such indebtedness). The 2021 Unsecured Notes are structurally subordinated in right of payment to all present and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the 2021 Unsecured Notes.
The Company will have the option to redeem some, or all, of the 2021 Unsecured Notes at any time on, or after, July 15, 2024 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. Everi will also have the option to redeem some, or all, of the 2021 Unsecured Notes at any time prior to July 15, 2024 at a redemption price of 100% of the principal amount of the 2021 Unsecured Notes to be redeemed, plus an applicable premium and accrued and unpaid interest, if any, to the date of redemption. In addition, at any time before July 15, 2024, the Company may redeem up to 40% of the aggregate principal amount of the 2021 Unsecured Notes at a redemption price of 105.00% of the principal amount of the 2021 Unsecured Notes redeemed together with accrued and unpaid interest to, but excluding, the redemption date with the proceeds from certain equity issuances. The 2021 Unsecured Notes are also subject to redemption requirements under state and local gaming laws and regulations. If Everi experiences specified changes of control, the Company may be required to offer to purchase the 2021 Unsecured Notes at 101% of their aggregate principal amount, plus accrued and unpaid interest, if any, to the date of purchase.
The Indenture contains customary covenants restricting the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends or repurchase or redeem capital stock or make other restricted payments; (iii) limit dividends or other payments by the Company’s restricted subsidiaries to the Company or the Company’s other restricted subsidiaries; (iv) incur certain liens; (v) enter into transactions with affiliates; (vi) become an investment company; (vii) consolidate or merge with or into certain other companies; and (viii) designate certain of the Company’s subsidiaries as unrestricted subsidiaries under the Indenture. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting the Company, subject to the satisfaction of certain conditions, to transfer assets to certain of the Company’s unrestricted subsidiaries. The Indenture also contains customary events of default. Upon an event of default under the Indenture, the Trustee or the holders of at least 30% in aggregate principal amount of the 2021 Unsecured Notes then outstanding may declare all amounts owing under the 2021 Unsecured Notes to be due and payable.
Refinancing and Repayment
The proceeds from the New Term Loan incurred on the Closing Date, together with the proceeds of the $400 million in aggregate principal amount of the Company’s 2021 Unsecured Notes, issued at a price of par on July 15, 2021, and cash on hand were used to: (i) prepay in full and terminate all commitments under the Everi Payments Inc. (“Everi Payments”) existing credit facility in the aggregate original principal amount of $820 million with an outstanding balance of approximately $735.5 million with Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender, letter of credit issuer, sole lead arranger and sole book manager (the “Prior Term Loan”); (ii) redeem in full the Everi Payments 7.50% Senior Unsecured Notes due in 2025 (the “2017 Unsecured Notes”) in the aggregate original principal amount of $375.0 million with an outstanding balance of approximately $285.4 million with Everi Payments, the Company and Deutsche Bank Trust Company Americas, as Trustee; (iii) prepay in full and terminate all commitments under the Everi Payments existing incremental term loan facility (the “Prior Incremental Term Loan”) in the aggregate original principal amount of $125 million with an outstanding balance of approximately $123.8 million with the lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent; and (iv) pay related transaction fees and expenses with respect to the aforementioned debt instruments.
During the three months ended September 30, 2021, in connection with these refinancing and repayment activities, the total fees were approximately $40.6 million, comprised of approximately $20.8 million of early redemption penalties and make-whole interest associated with the prior debt instruments and approximately $19.8 million of capitalized debt issuance costs attributable to the new debt instruments.
During the three months ended September 30, 2021, in connection with these refinancing and repayment activities, we recorded a loss on extinguishment of debt of approximately $34.4 million, comprised of cash charges of approximately $20.8 million for prepayment penalties and make-whole interest and non-cash charges of approximately $13.6 million related to the write-off of unamortized debt issuance costs and discounts associated with the Prior Term Loan, the Prior Incremental Term Loan and the 2017 Unsecured Notes.

For the period from January 1, 2021 to the Closing Date, the Prior Term Loan and the Prior Incremental Term Loan each had a weighted average interest rate of 3.54% and 11.50%, respectively. Together, the two facilities had a blended weighted average interest rate of 4.65% and 4.69% for the three and nine months ended September 30, 2021.
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the New Credit Facilities and the 2021 Unsecured Notes as of September 30, 2021.
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
We did not have any new material legal matters that were accrued as of September 30, 2021. We received service of process on two (2) new legal matters (Sadie Saavedra matter and Sightline Payments matter) described below.
FACTA-related matters:
Geraldine Donahue, et al. v. Everi Payments Inc., et al. (“Donahue”) is a putative class action matter filed on December 12, 2018, in the Circuit Court of Cook County, Illinois County Division, Chancery Division. The original defendant was dismissed and Everi Holdings and FinTech were substituted as the defendants on April 22, 2019. The plaintiff, on behalf of himself and others similarly situated, alleges that Everi Holdings and Everi FinTech (i) have violated certain provisions of FACTA by their failure, as agent to the original defendant, to properly truncate patron credit card numbers when printing financial access receipts as required under FACTA, and (ii) have been unjustly enriched through the charging of service fees for transactions conducted at the original defendant’s facilities. The plaintiff sought an award of statutory damages, attorneys’ fees, and costs. The parties settled this matter on a nationwide class basis. On December 3, 2020, the Court entered the Final Order and Judgment approving the settlement and dismissing all claims asserted against Defendants with prejudice. Everi Holdings and Everi FinTech have paid all funds required pursuant to the settlement. Distributions were made to class members and remaining unclaimed funds will be distributed to nonprofit charitable organizations in compliance with the Court’s October 4, 2021, approval. When the distribution of unclaimed funds to charitable organizations is complete, the parties will file a joint notice of completion of all settlement terms and ask the Court to close the file.

NRT matter:
NRT Technology Corp., et al. v. Everi Holdings Inc., et al. is a civil action filed on April 30, 2019 against Everi Holdings and Everi FinTech in the United States District Court for the District of Delaware by NRT Technology Corp. and NRT Technology, Inc., alleging monopolization of the market for unmanned, integrated kiosks in violation of federal antitrust laws, fraudulent procurement of patents on functionality related to such unmanned, integrated kiosks and sham litigation related to prior litigation brought by Everi FinTech (operating as Global Cash Access Inc.) against the plaintiff entities. The plaintiffs are seeking compensatory damages, treble damages, and injunctive and declaratory relief. This case is currently proceeding through the discovery process. We are currently unable to determine the probability of the outcome or estimate the range of reasonably possible loss, if any, in this matter.
Zenergy Systems, LLC matter:
Zenergy Systems, LLC v. Everi Payments Inc. is a civil action filed on May 29, 2020, against Everi FinTech in the United States District Court for the District of Nevada, Clark County by Zenergy Systems, LLC, alleging breach of contract, breach of a non-disclosure agreement, conversion, breach of the covenant of good faith and fair dealing, and breach of a confidential relationship related to a contract with Everi FinTech that expired in November 2019. The plaintiff is seeking compensatory and punitive damages. Everi FinTech has counterclaimed against Zenergy alleging breach of contract, breach of implied covenant of good faith and fair dealing, and for declaratory relief. This case is currently proceeding through the discovery process. We are currently unable to determine the probability of the outcome or estimate the range of reasonably possible loss, if any, in this matter.
Sadie Saavedra matter:
Sadie Saavedra, et al. v. Everi Payments Inc., et al. is a civil action filed on August 30, 2021, against Everi Holdings and Everi FinTech in the United States District Court, Central District of California (Western Division) by Sadie Saavedra, individually and on behalf of a class of similarly situated individuals, alleging violations of the Unfair Competition Law (California Business & Professions Code § 17200) and unjust enrichment. The plaintiffs allege that certain of Everi’s ATMs screen are deceptive and designed to maximize the number of transaction fees and mislead consumers into incurring fees for transactions they did not wish to conduct. The plaintiffs are seeking restitution, injunctive relief and attorneys’ fees. We are in the early stages of litigation and currently unable to determine the probability of the outcome or estimate the range of reasonably possible loss, if any, in this matter.

Sightline Payments matter:
Sightline Payments LLC v. Everi Holdings Inc., et al. is a civil action filed on September 30, 2021, against Everi Holdings, Everi FinTech, Everi Games Holding Inc., and Everi Games in the United States District Court, Western District of Texas (Waco Division) by Sightline Payments LLC alleging patent infringement in violation of 35 U.S.C. § 271 et seq. The plaintiff’s complaint alleges that Everi’s CashClub Wallet product infringes on certain patents owned by the plaintiff. The plaintiff is seeking compensatory damages. We are in the early stages of litigation and currently unable to determine the probability of the outcome or estimate the range of reasonably possible loss, if any, in this matter.
In addition, we have commitments with respect to certain lease obligations discussed in “Note 3 — Leases” and installment payments under our asset purchase agreements discussed in “Note 4 — Business Combinations.”
14. STOCKHOLDERS’ EQUITY
On February 28, 2020, our Board of Directors authorized and approved a new share repurchase program granting us the authority to repurchase an amount not to exceed $10.0 million of outstanding Company common stock with no minimum number of shares that the Company is required to repurchase. This repurchase program commenced in the first quarter of 2020 and authorizes us to buy our common stock from time to time in open market transactions, block trades or in private transactions in accordance with trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods, including compliance with the Company’s finance agreements. The share repurchase program is subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, and may be suspended or discontinued at any time without prior notice. In light of COVID-19, we have suspended our share repurchase program. There were no share repurchases during the three and nine months ended September 30, 2021 and 2020, respectively.

15. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of shares of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average shares
Weighted average number of common shares outstanding — basic	90,322	85,556	88,688	85,102
Potential dilution from equity awards(1)	11,037	—	10,893	—
Weighted average number of common shares outstanding - diluted(1)	101,359	85,556	99,581	85,102
(1) The were no shares that were anti-dilutive under the treasury stock method for the three and nine months ended September 30, 2021. We were in a net loss position for the three and nine months ended September 30, 2020; therefore, no potential dilution from the application of the treasury stock method was applicable for the period.
16. SHARE-BASED COMPENSATION
Equity Incentive Awards
Generally, we grant the following types of awards: (i) restricted stock units (“RSUs”) with either time- or performance-based stock units criteria; (ii) time-based restricted stock units; (iii) time-based options; and (iv) market-based options. We estimate forfeiture amounts based on historical patterns.
A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 31, 2020	10,261	4,250
Granted	—	962
Exercised options or vested shares	(2,681)	(1,426)
Canceled or forfeited	(7)	(52)
Outstanding, September 30, 2021	7,573	3,734
There are approximately 5.0 million awards of our common stock available for future equity grants under our existing equity incentive plans as of September 30, 2021.
17. INCOME TAXES
The income tax benefit for the three months ended September 30, 2021, reflected an effective income tax rate of negative 5.0%. The income tax provision for the nine months ended September 30, 2021, reflected an effective income tax rate of 2.0%. Those rates were lower than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for our deferred tax assets and the benefit from stock option exercises. The decrease in our valuation allowance was primarily due to book income earned during the period. The income tax provision for the three months ended September 30, 2020 reflected an effective income tax rate of 205.4%, which was greater than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance as a result of a reduction of certain indefinite-lived deferred tax assets that can be offset against our indefinite-lived deferred tax liabilities. The income tax benefit for the nine months ended September 30, 2020 reflected an effective income tax rate of 4.0%, which was less than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance due to book loss incurred during the period, partially offset by certain indefinite-lived deferred tax assets that can be offset against our indefinite-lived deferred tax liabilities.

Our U.S. federal and states operating businesses had deferred tax asset valuation allowances of approximately $64.3 million as of September 30, 2021. The deferred tax assets are reviewed on a quarterly basis, and based on our most recent analysis as of September 30, 2021, we continued to maintain a full valuation allowance in these jurisdictions. The significant positive evidence in our analysis included: improvements in profitability, product mix, capital levels, credit metrics and a stabilizing economy. The most significant negative evidence continued to be a three-year cumulative loss position. We believe the negative evidence continued to outweigh the positive evidence as of September 30, 2021. To the extent the negative evidence of a three-year cumulative loss is no longer present, and future longer-term forecasts show sustained profitability, our conclusion regarding the need for full valuation allowances could change, which may lead to the reversal of a significant portion of our valuation allowances.
We have analyzed filing positions in all of the federal, state, and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of September 30, 2021, we recorded approximately $1.7 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. We have not accrued any penalties and interest for our unrecognized tax benefits. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Operations.
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
Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.

The following tables present segment information (in thousands)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Games
Revenues
Gaming operations	$71,580	$46,968	$202,941	$106,513
Gaming equipment and systems	24,220	10,229	68,298	28,795
Gaming other	33	44	82	76
Total revenues	95,833	57,241	271,321	135,384
Costs and expenses
Cost of revenues(1)
Gaming operations	5,675	4,245	15,776	10,471
Gaming equipment and systems	13,503	5,730	39,058	16,625
Gaming other	—	—	—	456
Cost of revenues	19,178	9,975	54,834	27,552
Operating expenses	16,711	13,078	48,871	50,597
Research and development	6,445	5,003	17,966	14,819
Depreciation	12,495	14,777	41,122	44,349
Amortization	10,805	14,838	32,464	45,738
Total costs and expenses	65,634	57,671	195,257	183,055
Operating income (loss)	$30,199	$(430)	$76,064	$(47,671)
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
FinTech
Revenues
Financial access services	$46,421	$33,979	$129,973	$80,986
Software and other	17,024	14,630	49,874	31,748
Hardware	9,024	6,248	28,829	16,004
Total revenues	72,469	54,857	208,676	128,738
Costs and expenses
Cost of revenues(1)
Financial access services	1,830	1,161	4,863	5,227
Software and other	1,063	859	3,196	2,057
Hardware	5,380	3,548	17,078	9,452
Cost of revenues	8,273	5,568	25,137	16,736
Operating expenses	30,410	21,850	84,449	64,831
Research and development	3,153	2,030	8,833	6,138
Depreciation	1,968	1,387	5,449	4,352
Amortization	3,791	3,855	11,216	11,574
Total costs and expenses	47,595	34,690	135,084	103,631
Operating income	$24,874	$20,167	$73,592	$25,107
(1)  Exclusive of depreciation and amortization.
* Rounding may cause variances.

	At September 30,	At December 31,
	2021	2020
Total assets
Games	$876,842	$811,523
FinTech	589,201	665,656
Total assets	$1,466,043	$1,477,179
Major Customers. No single customer accounted for more than 10% of our revenues for the three and nine months ended September 30, 2021 and 2020. Our five largest customers accounted for approximately 16% of our revenues for the three and nine months ended September 30, 2021, and approximately 17% and 16% of our revenues for the three and nine months ended September 30, 2020, respectively.
19. SUBSEQUENT EVENTS
As of the filing date, we had not identified, and were not aware of, any subsequent event for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this filing, we refer to: (i) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements”; (ii) our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as our “Statements of Operations”; (iii) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets”; and (iv) our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “Results of Operations.”
Cautionary Information Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements address our expected future business and financial performance, and often contain words such as “goal,” “target,” “future,” “indication,” “estimate,” “assume,” “expect,” “anticipate,” “intend,” “aim to,” “can,” “could,” “plan,” “believe,” “seek,” “project,” “may,” “should,” “designed to,” “favorably positioned,” or “will” and similar expressions to identify forward-looking statements.
Examples of forward-looking statements include, among others, statements regarding trends, developments, and uncertainties impacting our business, as well as statements regarding expectations: for the re-opening of casinos, including the related public health confidence and availability of discretionary spending income of casino patrons and our ability to withstand the current disruption; for further product innovations; to address customer needs in the new and evolving operating environment; to regain or maintain revenue, earnings, and cash flow momentum, and to enhance shareholder value in the long-term.
Forward-looking statements are subject to additional risks and uncertainties, including those set forth under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our current and periodic reports filed with the Securities and Exchange Commission (the “SEC”), including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), and are based on information available to us on the date hereof. Such risks and uncertainties could cause actual results to differ materially from those projected or assumed, including, but not limited to, the following: our ability to generate profits in the future and to create incremental value for shareholders; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions or alliances consistent with our forecasts in order to achieve future growth; our ability to execute on key initiatives and deliver ongoing improvements; expectations regarding growth for the Company’s installed base and daily win per unit; expectations regarding placement fee arrangements; inaccuracies in underlying operating assumptions; the impact of the ongoing Coronavirus Disease 2019 (“COVID-19”) global pandemic on our business, operations and financial condition, including (i) actions taken by federal, state, tribal and municipal governmental and regulatory agencies to contain the COVID-19 public health emergency or mitigate its impact, (ii) the direct and indirect economic effects of COVID-19 and measures to contain it, including directives, orders or similar actions by federal, state, tribal and municipal governmental and regulatory agencies to regulate freedom of movement and business operations such as travel restrictions, border closures, business closures, limitations on public gatherings, quarantines and shelter-in-place orders as well as re-opening guidance related to capacity restrictions for casino operations, social distancing, hygiene and re-opening safety protocols, and (iii) potential adverse reactions or changes to employee relationships in response to the furlough and salary reduction actions taken in response to COVID-19; changes in global market, business, and regulatory conditions arising as a result of the COVID-19 global pandemic; our history of net losses and our ability to generate profits in the future; our substantial leverage and the related covenants that restrict our operations; our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures; our ability to withstand unanticipated impacts of a pandemic outbreak of uncertain duration; our ability to withstand the loss of revenue during the closure of our customers’ facilities; our ability to maintain our current customers; expectations regarding customers’ preferences and demands for future product and service offerings; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to comply with the Europay, MasterCard, and Visa global standard for cards equipped with security chip technology; our ability to successfully introduce new products and services, including third-party licensed content; gaming establishment and patron preferences; failure to control product development costs and create successful new products; anticipated sales performance; our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises; national and international economic and industry conditions; changes in gaming regulatory, card association, and statutory requirements; regulatory and licensing difficulties, competitive pressures and changes in the competitive environment; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; technological obsolescence and our ability to adapt to evolving technologies; our ability to comply with our debt covenants and service outstanding debt; employee turnover; and other statements that are not historical facts. If any of these assumptions proves to be incorrect, the results contemplated by the forward-looking statements regarding our future results of operations are unlikely to be realized.
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
Everi Games provides gaming operators with gaming technology products and services, including: (i) gaming machines, primarily comprising Class II and Class III slot machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (ii) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; and (iii) business-to-business (“B2B”) digital online gaming activities.
Everi FinTech provides gaming operators with financial technology products and services, including: financial access and related services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels along with related loyalty and marketing tools, and other information-related products and services. Our services operate as part of an end-to-end security suite to protect against cyber-related attacks and maintain the necessary secured environments to maintain compliance with applicable regulatory requirements. These solutions include: access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card financial access transactions, and point of sale (“POS”) debit card purchases at casino cages, kiosk and mobile POS devices; accounts for the CashClub Wallet, check warranty services, self-service ATMs and fully integrated kiosk and maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings.
With respect to our FinTech business, we have made the following updates to certain of our financial statement descriptions, where applicable: (i) “Cash access services” has become “Financial access services”; (ii) “ATM” has been renamed “Funds dispensed”; (iii) “Equipment” has been changed to “Hardware”; and (iv) “Information services and other” has been revised to “Software and other.” These naming convention changes better represent how our business has evolved.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility in the financial markets, increased unemployment levels, and caused temporary, and in certain cases, permanent closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments in the first quarter of 2020, with many beginning to reopen their operations over the remainder of 2020 and in 2021. As a result, our operations experienced significant disruptions in the first three quarters of 2020. At the immediate onset of the COVID-19 pandemic, we were affected by various measures, including, but not limited to: the institution of social distancing and sheltering-in-place requirements in many states and communities where we operate, which significantly impacted demand for our products and services, and resulted in office closures, the furlough of a majority of our employees, the implementation of temporary base salary reductions for our employees and the implementation of a work-from-home policy.

Since the onset of COVID-19, we have implemented measures to mitigate our exposure throughout the global pandemic. While there may be further uncertainty facing our customers as a result of COVID-19, we continue to evaluate our business strategies and the impacts of the global pandemic on our results of operations and financial condition and make business decisions to mitigate further risk. While industry conditions have improved significantly compared to 2020, it is unclear if the customer volumes experienced will continue to exceed pre-COVID levels, to the extent another resurgence of COVID-19 could result in the further closure or re-closure of casinos by federal, state, tribal or municipal governments and regulatory agencies or by the casino operators themselves in an effort to contain the COVID-19 global pandemic or mitigate its impact and the impact of vaccines on these matters.
As of September 30, 2021, excluding the few casinos that have permanently closed, there are only a minimal number of customers whose operations still remain closed. Our revenues, cash flows, and liquidity for the third quarter of 2021 exceeded the third quarter of 2020, which was significantly impacted by the effects of COVID-19. At the onset of the pandemic, our customers implemented protocols intended to protect their patrons and guests from potential COVID-19 exposure and re-establish customer confidence in the gaming and hospitality industry. These measures included enhanced sanitization, limitations on public gathering and casino capacity, patron social distancing requirements, and limitations on casino operations and amenities, of which have limited the number of patrons that are able or who desire to attend these venues. This has also impacted the pace at which demand for our products and services rebounds.
With some limitations still in effect, we expect that demand for our products and services will continue to be tempered in the short-term, to the extent gaming activity decreases at our customers’ locations or fails to increase at expected rates or return to pre-pandemic levels and to the extent our customers decide to restrict their capital spending as a result of uncertainty in the industry, or otherwise. As a result, we continue to monitor and manage liquidity levels and we may, from time to time, evaluate available capital resource alternatives on acceptable terms to provide additional financial flexibility.
The impact of the COVID-19 pandemic also exacerbates the risks disclosed in the Annual Report, including, but not limited to: our ability to comply with the terms of our indebtedness; our ability to generate revenues, earn profits and maintain adequate liquidity; our ability to service existing and attract new customers and maintain our overall competitiveness in the market; the potential for significant fluctuations in demand for our products and services; overall trends in the gaming industry impacting our business; and potential volatility in our stock price, among other concerns such as cybersecurity exposure.
Additional Items Impacting Comparability of Results of Operations and Financial Condition
Our financial statements included in this report reflect the following additional items impacting the comparability of results of operations for the three and nine months ended September 30, 2021:

•During the third quarter of 2021, we completed a refinancing of our prior credit facilities and entered into a credit agreement and a letter of credit (the “New Credit Agreement”). The New Credit Agreement provides for: (i) a seven-year $600 million senior secured term loan due 2028 issued at 99.75% of par (the “New Term Loan”); and (ii) a $125 million senior secured revolving credit facility due 2026, which was undrawn at closing (the “New Revolver” and together with the New Term Loan, the “New Credit Facilities”). The fees associated with the New Credit Facilities were approximately $13.9 million, which included discounts of approximately $1.5 million.
•During the third quarter of 2021, we completed a refinancing of our 7.50% senior unsecured notes due in 2025 (the “2017 Unsecured Notes”) with an offering of $400 million in aggregate principal, issued at par, of 5.00% senior unsecured notes due 2029 (the “2021 Unsecured Notes”). The fees associated with the 2021 Unsecured Notes included debt issuance costs of approximately $5.9 million.
•During the third quarter of 2021, in connection with these refinancing and repayment activities, the total fees were approximately $40.6 million, comprised of approximately $20.8 million of early redemption penalties and make-whole interest associated with the prior debt instruments and approximately $19.8 million of capitalized debt issuance costs attributable to the new debt instruments.
•During the third quarter of 2021, in connection with these refinancing and repayment activities, we recorded a loss on extinguishment of debt of approximately $34.4 million, comprised of cash charges of approximately $20.8 million for prepayment penalties and make-whole interest and non-cash charges of approximately $13.6 million related to the write-off of unamortized debt issuance costs and discounts associated with the prior credit facility (the “Prior Term Loan”), the prior incremental term loan facility (the “Prior Incremental Term Loan”) and the 2017 Unsecured Notes.

As a result of these additional events, together with the impacts of COVID-19, our results of operations and earnings per share and financial condition in the periods covered by our Financial Statements may not be directly comparable.

Trends and Developments Impacting our Business
In addition to the factors discussed above and the information below, we refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends and Developments Impacting our Business” in our Annual Report, which is incorporated herein by reference.
Our U.S. federal and state operating businesses had deferred tax asset valuation allowances of approximately $64.3 million as of September 30, 2021. The deferred tax assets are reviewed on a quarterly basis, and based on our most recent analysis as of September 30, 2021, we continued to maintain a full valuation allowance in these jurisdictions. The significant positive evidence in our analysis included: improvements in profitability, product mix, capital levels, credit metrics and a stabilizing economy. The most significant negative evidence continued to be a three-year cumulative loss position. We believe the negative evidence continued to outweigh the positive evidence as of September 30, 2021. To the extent the negative evidence of a three-year cumulative loss is no longer present, and future longer-term forecasts show sustained profitability, our conclusion regarding the need for full valuation allowances could change, which may lead to the reversal of a significant portion of our valuation allowances within the next 12 months. To the extent this materializes, we may record a significant tax benefit reflecting the reversal, which could result in a lower or negative effective tax rate for both the quarter and full year in which the adjustment occurs.
Operating Segments
We report our financial performance based on two operating segments: (i) Games and (ii) FinTech. For additional information on our segments, see “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” and “Note 18 — Segment Information” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.

Results of Operations
Three months ended September 30, 2021 compared to three months ended September 30, 2020
The following table presents our Results of Operations as reported for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 (amounts in thousands)*:

	Three Months Ended
	September 30, 2021		September 30, 2020		2021 vs 2020
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$71,580	43%	$46,968	42%	$24,612	52%
Gaming equipment and systems	24,220	14%	10,229	9%	13,991	137%
Gaming other	33	—%	44	—%	(11)	(25)%
Games total revenues	95,833	57%	57,241	51%	38,592	67%
FinTech revenues
Financial access services	46,421	28%	33,979	30%	12,442	37%
Software and other	17,024	10%	14,630	13%	2,394	16%
Hardware	9,024	5%	6,248	6%	2,776	44%
FinTech total revenues	72,469	43%	54,857	49%	17,612	32%
Total revenues	168,302	100%	112,098	100%	56,204	50%
Costs and expenses
Games cost of revenues(1)
Gaming operations	5,675	3%	4,245	4%	1,430	34%
Gaming equipment and systems	13,503	8%	5,730	5%	7,773	136%
Games total cost of revenues	19,178	11%	9,975	9%	9,203	92%
FinTech cost of revenues(1)
Financial access services	1,830	1%	1,161	1%	669	58%
Software and other	1,063	1%	859	1%	204	24%
Hardware	5,380	3%	3,548	3%	1,832	52%
FinTech total cost of revenues	8,273	5%	5,568	5%	2,705	49%
Operating expenses	47,121	28%	34,927	31%	12,194	35%
Research and development	9,598	6%	7,034	6%	2,564	36%
Depreciation	14,463	9%	16,163	14%	(1,700)	(11)%
Amortization	14,596	9%	18,693	17%	(4,097)	(22)%
Total costs and expenses	113,229	67%	92,360	82%	20,869	23%
Operating income	55,073	33%	19,738	18%	35,335	179%
Other expenses
Interest expense, net of interest income	14,257	8%	18,905	17%	(4,648)	(25)%
Loss on extinguishment of debt	34,389	20%	—	—%	34,389	100%
Total other expenses	48,646	29%	18,905	17%	29,741	157%
Income before income tax	6,427	4%	833	1%	5,594	672%
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Three Months Ended
	September 30, 2021		September 30, 2020		2021 vs 2020
	$	%	$	%	$	%
Income tax (benefit) provision	(319)	—%	1,711	2%	(2,030)	(119)%
Net income (loss)	$6,746	4%	$(878)	(1)%	$7,624	868%
* Rounding may cause variances.
We continued to experience a certain level of recovery from the global pandemic for the three months ended September 30, 2021, and as a result, our revenues, costs and expenses were stronger than expected in the current year period, as compared to the same period in the prior year, which were negatively impacted at the onset of COVID-19. As of September 30, 2021, fewer than 2% of casinos in the United States remained closed, according to our estimates.
Revenues
Total revenues increased by approximately $56.2 million, or 50%, to approximately $168.3 million for the three months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to the higher Games and FinTech revenues described below.
Games revenues increased by approximately $38.6 million, or 67%, to approximately $95.8 million for the three months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to contributions from our gaming operations revenues that included: (i) an increase in both the total number of units in our installed base and the average daily win per unit, particularly associated with a greater mix of premium units; (ii) an increase in our New York Lottery results as business reopened in late 2020 and operating restrictions to mitigate the impact of COVID-19 were reduced; and (iii) greater B2B digital and interactive results as we began to provide our services to new markets. In addition, an increase in the number of machines sold with a consistent average selling price per unit contributed to higher gaming equipment revenues.
FinTech revenues increased by approximately $17.6 million, or 32%, to approximately $72.5 million for the three months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to contributions that included: (i) an increase in both transaction and dollar volumes in base, new and renewed business from our financial access services revenues; (ii) higher software sales and support related service fees attributable to our compliance, Central Credit and kiosk solutions from our software and other revenues; and (iii) an increase in unit sales of both our kiosk and loyalty equipment with a mix of more higher priced loyalty equipment sold from our hardware revenues.
Costs and Expenses
Total costs and expenses increased by approximately $20.9 million, or 23%, to approximately $113.2 million for the three months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses described below.
Games cost of revenues increased by approximately $9.2 million, or 92%, to approximately $19.2 million for the three months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to the additional variable costs associated with the higher unit sales from our gaming equipment and systems revenues.
FinTech cost of revenue increased by approximately $2.7 million, or 49%, to approximately $8.3 million for the three months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to higher unit sales from our hardware revenues.
Operating expenses increased by approximately $12.2 million, or 35%, to approximately $47.1 million for the three months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses to support our Games and FinTech businesses. In addition, the increase was associated with the prior year period as many of the Company’s employees were still on furlough, and those that remained were on reduced pay levels during that time period. In addition, legal fees increased due to ongoing matters from our FinTech segment.

Research and development expenses increased by approximately $2.6 million, or 36%, to approximately $9.6 million for the three months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses, consulting fees, certification charges and testing costs from our Games and FinTech segments.

Depreciation expenses decreased by $1.7 million, or 11%, to approximately $14.5 million for the three months ended September 30, 2021, as compared to the same period in the prior year. This was primarily associated with certain of our fixed assets that were fully depreciated in our Games segment.
Amortization expense decreased by approximately $4.1 million, or 22%, to approximately $14.6 million for the three months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to certain intangible assets recorded in connection with the acquisition of the Games business being fully amortized.
Primarily as a result of the factors described above, our operating income increased by approximately $35.3 million, or 179%, as compared to the same period in the prior year. The operating income margin was 33% for the three months ended September 30, 2021 compared to an operating loss margin of 18% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $4.6 million, or 25%, to approximately $14.3 million for the three months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to lower debt balances and more favorable variable interest rates in effect, including a reduction in the LIBOR floor on the Prior Term Loan, a refinancing of the 2017 Unsecured Notes in July 2021 with the issuance of the 2021 Unsecured Notes and entering into the New Term Loan in August 2021.
Loss on extinguishment of debt was approximately $34.4 million for the three months ended September 30, 2021 as a result of the refinancing of our 2017 Unsecured Notes in July 2021 and entering into our New Term Loan in August 2021.
The income tax benefit was $0.3 million for the three months ended September 30, 2021, as compared to an income tax provision of $1.7 million for the same period in the prior year. The income tax benefit reflected an effective income tax rate of negative 5.0% for the three months ended September 30, 2021, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance due to book income during the period, and the benefit from stock option exercises. The income tax provision reflected an effective income tax rate of 205.4% for the same period in the prior year, which was greater than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance as a result of a reduction of certain indefinite lived deferred tax assets that could be offset against our indefinite lived deferred tax liabilities.
Primarily as a result of the factors described above, we had net income of approximately $6.7 million for the three months ended September 30, 2021. We had a net loss of approximately $0.9 million for the three months ended September 30, 2020.

Results of Operations
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
The following table presents our Results of Operations as reported for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 (amounts in thousands)*:

	Nine months ended
	September 30, 2021		September 30, 2020		2021 vs 2020
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$202,941	42%	$106,513	40%	$96,428	91%
Gaming equipment and systems	68,298	14%	28,795	11%	39,503	137%
Gaming other	82	—%	76	—%	6	8%
Games total revenues	271,321	57%	135,384	51%	135,937	100%
FinTech revenues
Financial access services	129,973	27%	80,986	31%	48,987	60%
Software and other	49,874	10%	31,748	12%	18,126	57%
Hardware	28,829	6%	16,004	6%	12,825	80%
FinTech total revenues	208,676	43%	128,738	49%	79,938	62%
Total revenues	479,997	100%	264,122	100%	215,875	82%
Costs and expenses
Games cost of revenues(1)
Gaming operations	15,776	3%	10,471	4%	5,305	51%
Gaming equipment and systems	39,058	8%	16,625	6%	22,433	135%
Gaming other	—	—%	456	—%	(456)	(100)%
Games total cost of revenues	54,834	11%	27,552	10%	27,282	99%
FinTech cost of revenues(1)
Financial access services	4,863	1%	5,227	2%	(364)	(7)%
Software and other	3,196	1%	2,057	1%	1,139	55%
Hardware	17,078	4%	9,452	4%	7,626	81%
FinTech total cost of revenues	25,137	5%	16,736	7%	8,401	50%
Operating expenses	133,320	28%	115,428	44%	17,892	16%
Research and development	26,799	6%	20,958	8%	5,841	28%
Depreciation	46,571	10%	48,700	18%	(2,129)	(4)%
Amortization	43,680	9%	57,312	22%	(13,632)	(24)%
Total costs and expenses	330,341	69%	286,686	109%	43,655	15%
Operating income (loss)	149,656	31%	(22,564)	(9)%	172,220	763%
Other expenses
Interest expense, net of interest income	50,488	11%	56,226	21%	(5,738)	(10)%
Loss on extinguishment of debt	34,389	7%	7,457	3%	26,932	361%
Total other expenses	84,877	18%	63,683	24%	21,194	33%
Income (loss) before income tax	64,779	13%	(86,247)	(32)%	151,026	175%
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Nine months ended
	September 30, 2021		September 30, 2020		2021 vs 2020
	$	%	$	%	$	%
Income tax provision (benefit)	1,285	—%	(3,434)	(1)%	4,719	(137)%
Net income (loss)	$63,494	13%	$(82,813)	(31)%	$146,307	177%
* Rounding may cause variances.
We continued to experience a certain level of recovery from the global pandemic for the nine months ended September 30, 2021, and as a result, our revenues, costs and expenses were stronger than expected in the current year period, as compared to the same period in the prior year, which were negatively impacted at the onset of COVID-19. As of September 30, 2021, fewer than 2% of casinos in the United States remained closed, according to our estimates.
Revenues
Total revenues increased by approximately $215.9 million, or 82%, to approximately $480.0 million for the nine months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to the higher Games and FinTech revenues described below.
Games revenues increased by approximately $135.9 million, or 100%, to approximately $271.3 million for the nine months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to contributions from our gaming operations revenues that included: (i) an increase in both the total number of units in our installed base and the average daily win per unit, particularly associated with a greater mix of premium units; (ii) an increase in our New York Lottery results as business reopened in late 2020 and operating restrictions to mitigate the impact of COVID-19 were reduced; and (iii) greater B2B digital and interactive results as we began to provide our services to new markets. In addition, we had an increase in the number of machines sold with a higher average selling price per unit from our gaming equipment revenues.
FinTech revenues increased by approximately $79.9 million, or 62%, to approximately $208.7 million for the nine months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to contributions that included: (i) an increase in both transaction and dollar volumes in base, new and renewed business from our financial access services revenues; (ii) higher software sales and support related service fees attributable to our compliance, Central Credit, kiosk and loyalty solutions from our software and other revenues; and (iii) an increase in unit sales of both our kiosk and loyalty equipment with a mix of more higher priced loyalty equipment sold from our hardware revenues.
Costs and Expenses
Total costs and expenses increased by approximately $43.7 million, or 15%, to approximately $330.3 million for the nine months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses, described below.
Games cost of revenues increased by approximately $27.3 million, or 99%, to approximately $54.8 million for the nine months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to the additional variable costs associated with the higher unit sales from our gaming equipment and systems revenues.
FinTech cost of revenue increased by approximately $8.4 million, or 50%, to approximately $25.1 million for the nine months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to the additional variable costs associated with the higher unit sales from our hardware revenues, partially offset by reduced warranty expense from our check warranty solutions from our financial access services.
Operating expenses increased by approximately $17.9 million, or 16%, to approximately $133.3 million for the nine months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses to support our Games and FinTech business. In addition, the increase was associated with the prior year period as many of the Company’s employees were still on furlough, and those that remained were on reduced pay levels during that time period. This increase in operating expenses was partially offset by the recovery of a settlement from a dispute with an insurance carrier for a payment associated with the Fair and Accurate Credit Transactions Act legal matter of approximately $1.9 million, which was offset by approximately $0.8 million of additional legal fees related to the settlement and collection of this recovery for our FinTech segment.

Research and development expenses increased by approximately $5.8 million, or 28%, to approximately $26.8 million for the nine months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses, consulting fees, certification charges and testing costs from our Games and FinTech segments.
Depreciation expenses decreased by approximately $2.1 million, or 4%, to approximately $46.6 million. This was primarily associated with certain of our fixed assets that were fully depreciated in our Games segment.
Amortization expense decreased by approximately $13.6 million, or 24%, to approximately $43.7 million for the nine months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to certain intangible assets recorded in connection with the acquisition of the Games business being fully amortized.
Primarily as a result of the factors described above, our operating income increased by approximately $172.2 million, or 763%, as compared to the same period in the prior year. The operating income margin was 31% for the nine months ended September 30, 2021 compared to an operating loss margin of 9% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $5.7 million, or 10%, to approximately $50.5 million for the nine months ended September 30, 2021, as compared to the same period in the prior year. This was primarily due to lower debt balances and more favorable variable interest rates in effect for certain of our debt instruments and a reduction in the LIBOR floor on our Prior Term Loan as a result of a repricing transaction in February 2021, a refinancing of the 2017 Unsecured Notes in July 2021 and entering into the New Term Loan in August 2021.
Loss on extinguishment of debt increased by approximately $26.9 million, or 361%, to approximately $34.4 million for the nine months ended September 30, 2021. This was primarily due to increased loss from the refinancing of our 2017 Unsecured Notes in July 2021 and our New Term Loan in August 2021 as compared to the redemption and repurchase transactions related to the 2017 Unsecured Notes.
The income tax provision was $1.3 million for the nine months ended September 30, 2021, as compared to an income tax benefit of $3.4 million for the same period in the prior year. The income tax provision reflected an effective income tax rate of 2.0% for the nine months ended September 30, 2021, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance due to book income during the period, and the benefit from stock option exercises. The income tax benefit reflected an effective income tax rate of 4.0% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance due to the book loss incurred during the period, partially offset by certain indefinite lived deferred tax assets that can be offset against our indefinite lived deferred tax liabilities.
Primarily as a result of the factors described above, we had net income of approximately $63.5 million for the nine months ended September 30, 2021. We had a net loss of approximately $82.8 million for the nine months ended September 30, 2020.
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
Liquidity and Capital Resources
Overview
The following table presents an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	September 30,	At December 31
	2021	2020
Balance sheet data
Total assets	$1,466,043	$1,477,179
Total borrowings	$982,407	$1,129,253
Total stockholders’ equity (deficit)	$72,768	$(7,898)
Cash available
Cash and cash equivalents	$215,551	$251,706
Settlement receivables	50,596	60,652
Settlement liabilities	(177,582)	(173,211)
Net cash position(1)	88,565	139,147
Undrawn New Revolver/Prior Revolver	125,000	35,000
Net cash available(1)	$213,565	$174,147
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
Cash Resources
As of September 30, 2021, our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures on both a short- and long-term basis. Cash and cash equivalents at September 30, 2021 included cash in non-U.S. jurisdictions of approximately $18.7 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we may from time to time consider repatriating these foreign funds to the United States, subject to potential withholding tax obligations, based on operating requirements.
We expect that cash provided by operating activities will also be sufficient for our operating and debt servicing needs during the foreseeable future on both a short- and long-term basis. In addition, we have sufficient borrowings available under the New Revolver to meet further funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly available information. Based upon available information, we believe our lenders should be able to honor their commitments under our credit agreement (defined in “Note 12 — Long-term Debt”).

Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Nine Months Ended September 30,		$ Change
	2021	2020	2021 vs 2020
Cash flow activities
Net cash provided by (used in) operating activities	$243,500	$(1,768)	$245,268
Net cash used in investing activities	(88,073)	(70,308)	(17,765)
Net cash (used in) provided by financing activities	(190,653)	12,852	(203,505)
Effect of exchange rates on cash and cash equivalents	(237)	(1,370)	1,133
Cash, cash equivalents and restricted cash
Net decrease for the period	(35,463)	(60,594)	25,131
Balance, beginning of the period	252,349	296,610	(44,261)
Balance, end of the period	$216,886	$236,016	$(19,130)
Cash flows provided by operating activities increased by approximately $245.3 million for the nine months ended September 30, 2021, as compared to the same period in the prior year. This was primarily attributable to net income earned and changes in working capital, most notably associated with settlement activities from our FinTech segment, partially offset by loss on extinguishment of debt incurred during the three months ended September 30, 2021.
Cash flows used in investing activities increased by approximately $17.8 million for the nine months ended September 30, 2021, as compared to the same period in the prior year. This was primarily attributable to an increase in capital expenditures in our Games and FinTech segment.
Cash flows used in financing activities increased by approximately $203.5 million for the nine months ended September 30, 2021, as compared to the same period in the prior year. This was primarily attributable to the refinancing of our 2017 Unsecured Notes in July 2021 and entering into our New Term Loan in August 2021 and incurring fees associated with these transactions. In addition, we made a final earnout payment during the current period with respect to the Atrient transaction.
Long-Term Debt
Our New Revolver remained fully undrawn as of September 30, 2021.
For additional information regarding our credit agreement and other debt as well as interest rate risk refer to Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk, “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements.
Contractual Obligations
There were no material changes to our commitments under contractual obligations as compared to those disclosed in our Annual Report, other than an increase to certain purchase obligations of approximately $44.3 million from those disclosed in our Annual Report and obligations discussed in “Note 3 — Leases,” “Note 4 — Business Combinations,” and “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements. We expect that cash provided by operating activities will be sufficient to meet such obligations during the foreseeable future.
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

Off-Balance Sheet Arrangements
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of this cash, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $1.2 million and $2.9 million for the three and nine months ended September 30, 2021, respectively, and approximately $0.7 million and $2.5 million for the three and nine months ended September 30, 2020, respectively. The cash usage fees were significantly higher in the current reporting period as compared to the same period in the prior year as a result of increased funds dispensing volumes at our customer locations as the operational impacts from the pandemic began to lessen. We are exposed to interest rate risk to the extent that the target federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balance of funds provided by the third-party vendors were approximately $401.5 million and $340.3 million as of September 30, 2021 and December 31, 2020, respectively.
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
We are responsible for any losses of cash in the fund dispensing devices under this agreement, and we self-insure for this risk. There were no material losses related to this self-insurance for the three and nine months ended September 30, 2021 and 2020.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. Under the terms of these agreements, we pay a monthly fund usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of funds provided by the third-party vendors was approximately $401.5 million as of September 30, 2021; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $4.02 million impact on income before tax over a 12-month period.
The New Credit Facilities bear interest at rates that can vary over time. We have the option of paying interest on the outstanding amounts under the New Credit Facilities using a base rate or LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to do so for various maturities.
The weighted average interest rate on the New Term Loan, which includes a 50 basis point floor, was 3.00% for the three and nine months ended September 30, 2021. Based upon the outstanding balance on the New Term Loan of $600.0 million as of September 30, 2021, each 100 basis points increase in the applicable LIBOR would have a combined impact of approximately $6.00 million on interest expense over a 12-month period.
The interest rate is fixed at 5.00% for the 2021 Unsecured Notes due 2029; therefore, an increase in LIBOR does not impact the related interest expense. At present, we do not hedge the risk related to the changes in the interest rate; however, we continue to evaluate such interest rate exposure.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and the principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021 such that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2021
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases and Withholding of Equity Securities

	Total Number of Shares Purchased (1) (in thousands)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Period
7/1/21 - 7/31/21	4.2	$23.38	—	—
8/1/21 - 8/31/21	5.9	$22.35	—	—
9/1/21 - 9/30/21	2.8	$24.18	—	—
Total	12.9	$23.08	—	—
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
(3) As discussed in “Note 14 — Stockholders’ Equity ” in Part I, Item 1: Financial Statements, the share repurchase program approved in February 2020 for up to $10.0 million was suspended and no repurchases occurred during the nine months ended September 30, 2021 under the program.
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

10.1
Credit Agreement, dated as of August 3, 2021, among the Company, the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender and a letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 3, 2021).

10.2
Security Agreement, dated August 3, 2021, among the Company, as a guarantor, the subsidiary guarantors party thereto, and Jefferies Finance LLC, as collateral agent, related to the Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 3, 2021).

10.3
Guaranty, dated August 3, 2021, among the Company, as a guarantor, the subsidiary guarantors party thereto, and Jefferies Finance LLC, as collateral agent, related to the Credit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 3, 2021).

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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - – this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2021		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)